Form 10-Q
period 1994-03-31
INTERNATIONAL LEASE FINANCE CORP
filed 1994-05-11
CIK 714311

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10 - Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 			SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended............March 31, 1994......

                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
			SECURITIES EXCHANGE ACT OF 1934

For the transition period from ............ to ..............

Commission file number ....... 0-11350

                  INTERNATIONAL LEASE FINANCE CORPORATION
          (Exact name of registrant as specified in its charter)

      	CALIFORNIA                                   22-3059110
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)


1999 AVENUE OF THE STARS, LOS ANGELES, CALIFORNIA        90067
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code
                           (310) 788-1999

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

		Yes_____X______		No____________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                      Outstanding at April 30, 1994
          -----                      -----------------------------

  COMMON STOCK, NO PAR VALUE                   35,818,122

Registrant meets the conditions set forth in GENERAL INSTRUCTION H
(1) a and b of Form 10-Q and is therefore filing this form with the reduced disclosure format.

             INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                                  INDEX


Part I.   Financial Information:                                 Page No.

   Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets-March 31,
        1994 and December 31, 1993 . . . . . . . . . . . . . . . . 3

     Condensed Consolidated Statements of Income
        Three Months Ended March 31, 1994 and 1993 . . . . . . . . 4

     Condensed Consolidated Statements of Cash Flows
        Three Months Ended March 31, 1994 and 1993 . . . . . . . . 5

     Notes to Condensed Consolidated Financial Statements  . . . . 7

   Item 2.  Management's Discussion and Analysis of the
     Financial Condition and Results of Operations . . . . . . . . 8

Part II.  Other Information

   Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . 10

     Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . 11

     Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . 12

        INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  March 31,  December 31,
                                                       1994         1993
                                                  ---------  ------------
                                                   (Dollars in thousands)
ASSETS                                            (Unaudited)
Cash, including interest bearing accounts
  of $82,022 (1994) and $51,657 (1993)           $   88,920    $   61,566
Notes receivable                                    318,356       337,855
Net investment in finance and sales-
  type leases                                       285,410       290,269

Flight equipment under operating leases           8,086,264     7,295,241
  Less accumulated depreciation                     842,830       779,404
                                                  ---------     ---------
                                                  7,243,434     6,515,837
                                                  ---------     ---------

Deposits on flight equipment purchases              741,436       820,048
Accrued interest, other receivables
  and other assets                                   91,852        81,244
Investments                                          18,496        17,837
Deferred debt issue costs-less
  accumulated amortization of $17,794
  (1994) and $16,390 (1993)                          17,480        15,165
                                                 ----------    ----------
                                                 $8,805,384    $8,139,821
                                                 ==========    ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
Accrued interest and other payables             $  126,975     $   92,229
Debt financing, net of deferred debt
  discount of $16,189 (1994) and $10,194
  (1993)                                         6,408,995      5,819,481
Security & other deposits on flight
  equipment                                        399,413        437,004
Rentals received in advance                         59,263         41,951
Deferred income taxes                              372,830        339,753
Current income taxes                               (9,608)            222

SHAREHOLDER'S EQUITY
Preferred stock--no par value; 20,000,000
  authorized shares
Market Auction Preferred Stock, $100,000 per
  share liquidation value; Series A,B,C, and D
  (1994 and 1993) each having 500 shares
  issued and outstanding                          200,000        200,000

Common stock--no par value; 100,000,000
  authorized shares, 35,818,122 (1994
  and 1993) issued and outstanding                  3,582          3,582
Additional paid-in capital                        532,941        532,941
Retained earnings                                 710,993        672,658
                                               ----------     ----------
                                                1,447,516      1,409,181
                                                ---------      ---------
                                               $8,805,384     $8,139,821
                                               ==========     ==========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND MARCH 31, 1993



                                                   1994            1993
                                                   ----            ----
                                                  (Dollars in thousands)
                                                        (Unaudited)

REVENUES:
 Rentals of flight equipment                     $218,887        $171,893
 Flight equipment marketing                         6,971           2,121
 Interest and other                                11,599          12,681
                                                  -------         -------
                                                  237,457         186,695
                                                  -------         -------
EXPENSES:
 Interest                                          78,795          63,397
 Depreciation                                      71,869          55,940
 Provision for overhaul                            10,760           7,128
 Selling, general & administrative                  7,350           6,021
                                                  -------         -------
                                                  168,774         132,486
                                                  -------         -------

INCOME BEFORE INCOME TAXES                         68,683          54,209
 Provision for income taxes                        24,997          19,156
                                                   ------          ------

NET INCOME                                       $ 43,686        $ 35,053
                                                  =======         =======


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND MARCH 31, 1993


                                                    1994            1993
                                                    ----            ----
                                                   (Dollars in thousands)
                                                         (Unaudited)
OPERATING ACTIVITIES:
Net Income                                      $  43,686       $  35,053
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation of flight equipment              71,869          55,940
     Deferred income taxes                         33,077          18,145
     Amortization of deferred debt
       issue costs                                  1,404           1,341
     Gain on sale of flight equipment included
        in amount financed                         (1,075)           (922)
     Increase in notes receivable                  (2,629)         (2,161)
     Equity in net income of affiliates              (659)           (824)
Changes in operating assets and liabilities:
     Increase in accrued interest,
       other receivables and other assets         (10,610)         (5,979)
     Increase in accrued interest and
       other payables                              34,748          40,146
     Decrease in current income taxes payable      (9,830)        (19,223)
     Increase (decrease) in rentals
       received in advance                         17,311            (754)
                                                   ------          -------
Net cash provided by operating activities         177,292          120,762
                                                  =======          =======

INVESTING ACTIVITIES:
Acquisition of flight equipment
     for operating leases                        (868,679)        (737,653)
Proceeds from disposal of flight
     equipment-net of gain                         64,064            4,052
Collections on notes receivable                    32,994           37,243
Advances on notes receivable                       (4,641)          (3,150)
Collections on finance and sales-type
     leases                                         4,860            3,427
                                                 --------         --------
Net cash used in investing activities            (771,402)        (696,081)
                                                 ========         ========

FINANCING ACTIVITIES:
Proceeds from debt financing                    1,404,125        1,365,649
Payments in reduction of debt financing          (808,616)        (650,051)
Debt issue costs                                   (3,720)          (3,163)
Increase in MAPS issue costs                                           (37)
Change in unamortized debt discount                (5,995)          (3,774)
(Increase) decrease in deposits and progress
     payments                                      78,612         (171,983)
Decrease in customer deposits                     (37,592)          (3,430)
Payment of common and preferred dividends          (5,350)          (3,812)
                                                  -------         --------
Net cash provided by financing activities         621,464          529,399
                                                 --------        ---------
Increase (decrease) in cash                        27,354          (45,920)
Cash at beginning of period                        61,566           55,181
                                                 --------        ---------
Cash at end of period                           $  88,920       $    9,261
                                                 ========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                   1994            1993
                                                   ----            ----
                                                  (Dollars in thousands)
                                                        (Unaudited)
Cash paid during the period for:
  Interest (net of amount capitalized $10,680
    (1994) and $10,684 (1993))                   $ 38,853        $ 17,933
  Income taxes                                        -            20,153

1994:
  Notes in the amount of $6,225 were received as partial payment in exchange for flight equipment sold with a book value of $5,150.

1993:
  Flight equipment with a net book value of $60,478 was transferred from operating leases to finance leases.
  Flight equipment was received in exchange for notes receivable in the amount of $41,475.


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1994
                           (UNAUDITED)

A.	The accompanying unaudited condensed consolidated financial
statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 1993 condensed consolidated financial statements to conform to the 1994 presentation. Operating results for the three month period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

                    INTERNATIONAL LEASE FINANCE CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   FINANCIAL CONDITION

        The Company borrows funds for the purchase of flight equipment, including the making of progress payments during the construction phase, principally on an unsecured basis from various sources. The Company's debt financing was comprised of the following at the following dates:

                                           Dec. 31,  March 31,
                                              1993      1994
                                              ----      ----
                                        (Dollars in thousands)

   Public term debt with single
     maturities                          $2,550,000   $3,000,000
   Public medium-term notes with
     varying maturities                   1,765,920    1,752,420
   Bank term debt and revolvers              20,000       20,000
   Other term debt                           48,778       23,503
                                          ---------    ---------

     Total term debt                      4,384,698    4,795,923
   Commercial paper                       1,444,977    1,629,261
   Bank lines of credit                           -            -
   Less: Deferred debt discount             (10,194)     (16,189)
                                          ---------    ---------

     Total Debt  Financing               $5,819,481   $6,408,995
                                         ==========   ==========

   Composite interest rate                   5.89%        5.79%
   Percentage of total debt at fixed rates  74.77%       71.93%
   Composite interest rate on fixed rate
     debt                                    6.70%        6.57%
   Bank prime rate                           6.00%        6.25%

        The interest on substantially all the public debt (exclusive of the commercial paper) is fixed for the term of the note. The Company has committed revolving loans and lines of credit with 29 banks aggregating $965 million and an uncommitted line of credit with one bank in the amount of $200 million; no amounts were outstanding thereunder at March 31, 1994. Bank debt principally provides for interest rates that vary according to the pricing option then in effect and range from prime, .30% to 3/8% over LIBOR or .425% to .50% over CD rates, at the Company's option. Bank financings may be subject to either compensating balances or commitment fees of up to .25% of amounts available.
       The Company has an effective shelf registration with respect to $2.1 billion of debt securities, under which $950 million of notes were sold through March 31, 1994. Additionally, an $800 million Medium Term Note Program has been implemented under the shelf registration, under which $673.4 million has been sold through March 31, 1994.
	 In 1994, the Company entered into an Export Credit Lease Facility in the amount of $555 million which is available for the acquisition of up to 10 aircraft manufactured by Airbus to be delivered in 1994. As of March 31, 1994 the Company had canceled the options to finance three of the aircraft aggregating $97 million. In addition, as of March 31, 1994 the Company had exercised the options to finance three aircraft scheduled

                INTERNATIONAL LEASE FINANCE CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


for delivery in the second quarter of 1994 aggregating $240 million. As a result, $218 million remains available to finance the remaining four aircraft as of March 31, 1994.
      The Company believes that it has sufficient financing sources available to meet its capital requirements through 1994.

RESULTS OF OPERATIONS - Three months ended March 31, 1994 versus March 31,
1993.
     The increase in revenues from the rentals of flight equipment from $171,893,000 in 1993 to $218,887,000 in 1994, a 27.3% increase, is attributable to the acquisition of additional new aircraft as the fleet of flight equipment on operating lease increased from 195 at March 31, 1993 to 245 at March 31, 1994, a 25.6% increase.
     In addition to its leasing operations, the Company actively engages in the marketing of flight equipment on a principal and commission basis as well as the disposition of flight equipment at the end of the lease term. Revenue from such flight equipment marketing increased from $2,121,000 in 1993 to $6,971,000 in 1994 as a result of the nature of the related flight equipment marketed. Flight equipment marketing revenue consisted of the following number of transactions in each period:
                                                   1994     1993
                                                   ----     ----
  Sales of flight equipment                          -        -
  Commissions                                        2        4
  Disposition of leased flight equipment             2        1

     Expenses as a percentage of total revenues increased to 71.1% in the first quarter of 1994 compared to 71.0% in the first quarter of 1993. Interest expense increased from $63,397,000 in 1993 to $78,795,000 in
1994 primarily as a result of an increase in gross debt outstanding at quarter end from $4,965 million at 1993 to $6,425 million at 1994 to finance aircraft acquisitions. However, the Company's composite borrowing rate decreased as follows:
                                              1994     1993     Decrease
                                              ----     ----     --------
  Beginning of Quarter                        5.89%    6.55%      .66%
  End of Quarter                              5.79%    6.29%      .50%
                                              -----    -----      ----
  Average                                     5.84%    6.42%      .58%

    	Depreciation of flight equipment increased from $55,940,000 in 1993 to $71,869,000 in 1994 due to the addition of aircraft.
     Provision for overhauls increased from $7,128,000 in 1993 to $10,760,000 in 1994 due to an increase in the number of aircraft on which the Company collects overhaul reserves and therefore an increase in the number of hours flown for which an overhaul reserve is provided. In addition, the rate at which overhaul reserves are provided increased in 1994, causing part of the increase.
     Provision for income taxes increased from $19,156,000 in 1993 to $24,997,000 in 1994 as a direct result of an increase in pretax income.
The Company's effective income tax rate increased from 35.3% in 1993 to 36.4% in 1994.

              PART II. OTHER INFORMATION


   Item 6.   Exhibits and Reports on Form 8-K

        a)   Exhibits:

           12   Computation of Ratio of Earnings to Fixed
                   Charges and Preferred Stock Dividends.

        b)   Reports on Form 8-K:

            1.  Form 8-K, event date January 4, 1994 (Item 7).
            2.  Form 8-K, event date January 11, 1994 (Item 7).
            3.  Form 8-K, event date February 23, 1994 (Item 7).
            4.  Form 8-K, event date March 24, 1994 (Item 7).

                            SIGNATURES

        Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  INTERNATIONAL LEASE FINANCE CORPORATION




   May 12, 1994                            /s/ Leslie L. Gonda
   Date                                    ---------------------
                                           LESLIE L. GONDA
                                           Chairman of the Board



   May 12, 1994                            /s/ Alan H. Lund
   Date                                    ---------------------
                                           ALAN H. LUND
                                           Senior Vice President,
                                           Chief Financial
                                           Officer and Treasurer

        INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                        INDEX TO EXHIBITS

Exhibit No.

    12. Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

        INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
     COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED
      STOCK DIVIDENDS FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND
                             MARCH 31, 1993

                                                1994         1993
                                                ----         ----
                                           (Dollars in thousands)
Earnings:
  Net Income . . . . . . . . . . . . . . . . . $43,686     35,053
  Add:
    Provision for income taxes . . . . . . . . .24,997     19,156
    Fixed charges. . . . . . . . . . . . . . . .89,475     74,081

  Less:
    Capitalized interest . . . . . . . . . . .  10,680     10,684
                                               -------    -------
  Earnings as adjusted (A) . . . . . . . . .  $147,478   $117,606
                                               =======    =======

Preferred dividend requirements. . . . . . . .$  1,690     $  884
Ratio of income before provision
    for income taxes to net income . . . . .      157%       155%
                                                 -----      -----
Preferred dividend factor on pretax
    basis. . . . . . . . . . . . . . . . . .     2,653      1,370
                                                 -----      -----

Fixed Charges:
    Interest expense . . . . . . . . . . . . .  78,795     63,397
    Capitalized interest . . . . . . . . . . .  10,680     10,684
                                                ------     ------
    Fixed charges as adjusted. . . . . . . .    89,475     74,081
                                                ------     ------

Fixed charges and preferred stock
   dividends (B) . . . . . . . . . . . . . . .$ 92,128   $ 75,451


Ratio of earnings to fixed charges
   and preferred stock dividends
   (A) divided by (B). . . . . . . . . . . . . . 1.60x      1.56x
                                                 =====      =====