Form 10-Q
period 1994-06-30
INTERNATIONAL LEASE FINANCE CORP
filed 1994-08-12
CIK 714311

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                         FORM 10 - Q
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended............June 30, 1994......

                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from ............ to ..............

Commission file number ....... 0-11350

               International Lease Finance Corporation
     (Exact name of registrant as specified in its charter)

          California                        22-3059110
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)           Identification No.)

1999 Avenue of the Stars           Los Angeles, California  90067
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

          Yes_____X______          No____________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class               Outstanding at July 30, 1994
          -----               ----------------------------
Common Stock, no par value              35,818,122

     INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                              INDEX


Part I.   Financial Information:                         Page No.

   Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets-June 30,
          1994 and December 31, 1993 . . . . . . . . . . . . . .3

     Condensed Consolidated Statements of Income
          Three Months Ended June 30, 1994 and 1993. . . . . . .4

     Condensed Consolidated Statements of Income
          Six Months Ended June 30, 1994 and 1993 . . . . . . . 5

     Condensed Consolidated Statements of Cash Flows
          Six Months Ended June 30, 1994 and 1993. . . . . . . .6

     Notes to Condensed Consolidated Financial Statements. . . .8

   Item 2.  Management's Discussion and Analysis of the
          Financial Condition and Results of Operations. . . . .9

Part II.  Other Information

   Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . 12

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . 13

     Index to Exhibits . . . . . . . . . . . . . . . . . . . . 14

                INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   June 30,  December 31,
                                                       1994         1993
                                               ------------  -----------
                                                 (Dollars in thousands)
ASSETS                                         (Unaudited)
Cash, including interest bearing accounts
  of $37,648 (1994) and $51,657 (1993)         $   41,461      $   61,566
Notes receivable                                  402,062         337,855
Net investment in finance and sales-
  type leases                                      60,172         290,269

Flight equipment under operating leases         9,175,366       7,295,241
     Less accumulated depreciation                919,437         779,404
                                                ---------       ---------
                                                8,255,929       6,515,837
                                                ---------       ---------

Deposits on flight equipment purchases            729,149         820,048
Accrued interest, other receivables
  and other assets                                 79,858          81,244
Investments                                        19,813          17,837
Deferred debt issue costs-less
  accumulated amortization of $19,291
  (1994) and $16,390 (1993)                        18,077          15,165
                                                ---------       ---------

                                               $9,606,521      $8,139,821
                                               ==========      ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
Accrued interest and other payables            $  100,952      $   92,229
Debt financing, net of deferred debt
  discount of $18,974 (1994) and $10,194
  (1993)                                        7,129,748       5,819,481
Security & other deposits on flight
  equipment                                       408,699         437,004
Rentals received in advance                        63,770          41,951
Deferred income taxes                             414,757         339,753
Current income taxes                              (17,082)            222

SHAREHOLDER'S EQUITY
Preferred stock--no par value; 20,000,000
  authorized shares
Market Auction Preferred Stock, $100,000 per
  share liquidation value; Series A,B,C, and D
  (1994 and 1993) each having 500 shares
  issued and outstanding                          200,000         200,000

Common stock--no par value; 100,000,000
  authorized shares, 35,818,122 (1994
and 1993) issued and
  outstanding                                       3,582           3,582
Additional paid-in capital                        532,941         532,941
Retained earnings                                 769,154         672,658
                                                ---------       ---------
                                                1,505,677       1,409,181
                                                ---------       ---------
                                               $9,606,521      $8,139,821
                                                =========       =========

        See notes to condensed consolidated financial statements.

       INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       FOR THE THREE MONTHS ENDED JUNE 30, 1994 AND JUNE 30, 1993



                                                   1994            1993
                                                 --------        --------
                                                  (Dollars in thousands)
                                                        (Unaudited)

REVENUES:
     Rentals of flight equipment                 $244,123        $198,494
     Flight equipment marketing                    43,623           3,394
     Interest and other                             9,812          21,067
                                                  -------         -------
                                                  297,558         222,955
                                                  -------         -------
EXPENSES:
     Interest                                      90,544          75,271
     Depreciation                                  83,335          66,754
     Provision for overhaul                        13,502           9,295
     Selling, general & administrative              7,036           6,620
                                                  -------         -------
                                                  194,417         157,940
                                                  -------         -------

INCOME BEFORE INCOME TAXES                        103,141          65,015
     Provision for income taxes                    38,843          23,558
                                                  -------         -------

NET INCOME                                       $ 64,298        $ 41,457
                                                  =======         =======



        See notes to condensed consolidated financial statements.

        INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND JUNE 30, 1993


                                                     1994         1993
                                                  ----------   ----------
                                                   (Dollars in thousands)
                                                        (Unaudited)

REVENUES:
     Rentals of flight equipment                  $ 463,010     $ 370,387
     Flight equipment marketing                      50,595         5,514
     Interest and other                              21,410        33,748
                                                    -------       -------
                                                    535,015       409,649
                                                    -------       -------

EXPENSES:
     Interest                                       169,339       138,668
     Depreciation                                   155,204       122,695
     Provision for overhaul                          24,262        16,423
     Selling, general & administrative               14,386        12,640
                                                    -------       -------
                                                    363,191       290,426
                                                    -------       -------

INCOME BEFORE INCOME TAXES                          171,824       119,223
     Provision for income taxes                      63,840        42,713
                                                    -------       -------

NET INCOME                                         $107,984      $ 76,510
                                                    =======       =======


        See note to condensed consolidated financial statements.

          INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND JUNE 30, 1993


                                                      1994        1993
                                                      ----        ----
                                                   (Dollars in thousands)
                                                         (Unaudited)
OPERATING ACTIVITIES:
Net Income                                        $  107,984  $   76,510
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Depreciation of flight equipment                155,204     125,595
     Deferred income taxes                            75,004      48,159
     Amortization of deferred debt
       issue costs                                     2,901       2,963
     Gain on sale of flight equipment and
       investments(1993 only)included in
       amount financed                               (33,967)     (2,372)
     Increase in notes receivable                    (34,545)     (4,755)
     Equity in net income of affiliates               (1,251)     (1,531)
Changes in operating assets and liabilities:
     (Increase) decrease in accrued interest,
       other receivables and other assets              1,385     (24,057)
     Increase in accrued interest and
       other payables                                  8,725       3,912
     Decrease in current income taxes payable        (17,304)    (35,652)
     Increase in rentals received in advance          21,818       1,074
                                                  ----------- -----------
Net cash provided by operating activities            285,954     189,846
                                                  ----------- -----------

INVESTING ACTIVITIES:
Acquisition of flight equipment
     for operating leases                         (1,793,842) (1,754,023)
Proceeds from disposal of flight
     equipment-net of gain                            69,449      24,009
Collections on notes receivable                       66,687      46,444
Advances on notes receivable                         (10,410)    (14,650)
Collections on finance and sales-type
     leases                                            7,224       7,025
Sale of investments - net of gain                                 32,822
Purchase of investments                                 (725)
                                                  ----------- -----------
Net cash used in investing activities             (1,661,617) (1,658,373)
                                                  ----------- -----------

FINANCING ACTIVITIES:
Proceeds from debt financing                       2,783,050   2,977,484
Debt issue costs                                      (5,814)     (7,975)
Increase in MAPS issue costs                                         (37)
Change in unamortized debt discount                   (8,780)     (3,904)
Payments in reduction of debt financing           (1,464,003) (1,586,176)
Decrease in deposits and progress payments            90,899     104,771
Decrease in customer deposits                        (28,306)    (32,716)
Payment of common and preferred dividends            (11,488)     (6,964)
                                                  ----------- -----------
Net cash provided by financing activities          1,355,558   1,444,483
                                                  ----------- -----------

          Decrease in cash                           (20,105)    (24,044)
Cash at beginning of period                           61,566      55,181
                                                  ----------- -----------
Cash at end of period                             $   41,461  $   31,137
                                                  =========== ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                    1994         1993
                                                    ----         ----
                                                  (Dollars in thousands)
                                                       (Unaudited)
Cash paid during the period for:
Interest (net of amount capitalized $20,738
    (1994) and $20,292 (1993))                    $157,655     $121,467
Income taxes                                         6,140       30,206

1994:
  Flight equipment with a net book value of $222,873 was transferred from finance leases to operating leases.
  Flight equipment was received in exchange for notes receivable in the amount of $3,737.
  Notes in the amount of $89,675 were received as partial payment in exchange for flight equipment sold with a book value of $55,708.

1993:
  Flight equipment with a net book value of $60,478 was transferred from operating leases to finance leases.
  Flight equipment was received in exchange for notes receivable in the amount of $41,987.
  Notes in the amount of $9,241 were received in exchange for flight equipment sold with a book value of $8,237.
  Note in the amount of $27,000 was received upon redemption of investment in preferred stock.


          See notes to condensed consolidated financial statements.

             INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1994
                                 (UNAUDITED)


A. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been
     included.   Certain reclassifications have been made to the 1993
     condensed consolidated financial statements to conform to the 1994 presentation. Operating results for the three and six month periods ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

                    INTERNATIONAL LEASE FINANCE CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   FINANCIAL CONDITION

        The Company borrows funds for the purchase of flight equipment, including the making of progress payments during the construction phase, principally on an unsecured basis from various sources. The Company's debt financing was comprised of the following at the following dates:

                                           Dec. 31,    June 30,
                                             1993        1994
                                             ----        ----
                                          (Dollars in thousands)
    Public term debt with single
     maturities                          $2,550,000   $3,000,000
   Public medium-term notes with
     varying maturities                   1,765,920    1,710,170
   Capital lease obligations                      -      240,000
   Bank term debt and revolvers              20,000       20,000
   Other term debt                           48,778       23,503
                                         ----------   ----------
     Total term debt                      4,384,698    4,993,673
   Commercial paper                       1,444,977    1,957,549
   Bank lines of credit                           -      197,500
   Less: Deferred debt discount             (10,194)     (18,974)
                                         ----------   ----------

     Total Debt  Financing               $5,819,481   $7,129,748
                                         ==========   ==========

   Composite interest rate                   5.89%        5.87%
   Percentage of total debt at fixed rates  74.77%       66.92%
   Composite interest rate on fixed rate
     debt                                    6.70%        6.55%
   Bank prime rate                           6.00%        7.25%

        The interest on substantially all the public debt (exclusive of the commercial paper) is fixed for the term of the respective notes. The Company has committed revolving loans and lines of credit with 29 banks aggregating $1,186 million and an uncommitted line of credit with one bank in the amount of $200 million; $197.5 million was outstanding thereunder at June 30, 1994. Bank debt principally provides for interest rates that vary according to the pricing option then in effect and range from prime, .30% to 3/8% over LIBOR or .425% to .50% over CD rates, at the Company's option. Bank financings may be subject to either compensating balances or commitment fees of up to .25% of amounts available.
       The Company has an effective shelf registration with respect to $2.449 billion of debt securities, under which $100 million of notes were sold through June 30, 1994. Additionally, a $500 million Medium Term Note Program has been implemented under the shelf registration, under which $18.0 million has been sold through June 30, 1994.

      In 1994, the Company entered into an Export Credit Lease Facility in the amount of $555 million which is available for the acquisition of up to 10 aircraft manufactured by Airbus to be delivered in 1994. As of June 30, 1994 the Company had canceled the options to finance three of the aircraft aggregating $97 million. In addition, as of June 30, 1994 the Company had used such facility to finance three aircraft delivered in the second quarter of 1994 aggregating $240 million. As a result, $218 million remains available to finance the remaining four aircraft as of June 30, 1994.
      The Company believes that it has sufficient financing sources available to meet its capital requirements through 1994.

Results of Operations-Three months ended June 30, 1994 versus June 30,
1993.
     The increase in revenues from the rentals of flight equipment from $198,494,000 in 1993 to $244,123,000 in 1994, a 23.0% increase, is attributable to the acquisition of additional new aircraft as the fleet of flight equipment on operating lease increased from 215 at June 30, 1993 to 259 at June 30, 1994, a 20.5% increase.
     In addition to its leasing operations, the Company actively engages in the marketing of flight equipment on a principal and commission basis as well as the disposition of flight equipment at the end of the lease term. Revenue from such flight equipment marketing increased from $3,394,000 in 1993 to $43,623,000 in 1994 as a result of the nature of the related flight equipment marketed. Flight equipment marketing revenue consisted of the following number of transactions in each period:

                                                  1994      1993
                                                  ----      ----
          Sales of flight equipment                 3        -
          Commissions                               2        4
          Disposition of leased flight equipment    8        3

     Interest and other income decreased from $21,067,000 in 1993 to $9,812,000 in 1994 due primarily to the forfeiture of a security deposit by a lessee in 1993 for an aircraft to be delivered in 1995.
     Expenses as a percentage of total revenues decreased to 65.3% in the second quarter of 1994 compared to 70.8% in the second quarter of 1993. This decrease is due, in part, to remarketing income in the second quarter of 1994. Interest expense increased from $75,271,000 in 1993 to $90,544,000 in 1994 primarily as a result of an increase in gross debt outstanding at quarter end from $5,640 million at 1993 to $7,149 million at 1994 to finance aircraft acquisitions. However, the Company's composite borrowing rate decreased as follows:

                                    1994       1993      Decrease
                                    ----       ----      --------
          Beginning of Quarter      5.79%      6.29%       .50%
          End of Quarter            5.87%      6.11%       .24%
                                    ----       ----        ----
          Average                   5.83%      6.20%       .37%

     Depreciation of flight equipment increased from $66,754,000 in 1993 to $83,335,000 in 1994 due to the addition of aircraft.
     Provision for overhauls increased from $9,295,000 in 1993 to $13,502,000 in 1994 due to an increase in the number of aircraft on which the Company collects overhaul reserves and therefore an increase in the number of hours flown for which an overhaul reserve is provided. In addition, the rate at which overhaul reserves are provided increased in 1994, causing part of the increase.
     Provision for income taxes increased from $23,558,000 in 1993 to $38,843,000 in 1994 as a direct result of an increase in pretax income. The Company's effective income tax rate increased from 36.2% in 1993 to 37.7% in 1994.


Results of Operations-Six months ended June 30, 1994 versus 1993.
     The increase in revenues from the rentals of flight equipment from $370,387,000 in 1993 to $463,010,000 in 1994, a 25% increase, is attributable to the acquisition of additional new aircraft as the fleet of flight equipment on operating lease increased from 215 at June 30, 1993 to 259 at June 30, 1994, a 20.5% increase.

     In addition to its leasing operation, the Company actively engages in the marketing of flight equipment on a principal and commission basis as well as the disposition of flight equipment at the end of the lease term. Revenue from such flight equipment marketing increased from $5,514,000 in 1993 to $50,595,000 in 1994 as a result of the nature of the related flight equipment marketed. Flight equipment marketing revenue consisted of the following number of transactions in each period:

                                                  1994      1993
                                                  ----      ----
          Sales of flight equipment                 3         -
          Commissions                               2         4
          Disposition of leased flight equipment   10         4

     Interest and other income decreased from $33,748,000 in 1993 to $21,410,000 in 1994 due primarily to the forfeiture of a security deposit by a lessee in 1993 for an aircraft to be delivered in 1995.
     Expenses as a percentage of total revenues decreased to 67.9% in the first six months of 1994 compared to 70.9% in the first six months of 1993. This decrease is due, in part, to remarketing income in the first six months of 1994. Interest expense increased from $138,668,000 in 1993 to $169,339,000 in 1994, primarily as a result of an increase in gross debt outstanding at the six months ended from $5,640 million at 1993 to $7,149 million at 1994 to finance aircraft acquisitions. However, the Company's composite borrowing rate decreased as follows:

                                        1994      1993      Decrease
                                        ----      ----      --------
          Beginning of Six months       5.89%     6.55%        .66%
          End of Six months             5.87%     6.11%        .24%
                                        -----     -----       -----
          Average                       5.88%     6.33%        .45%

     Depreciation of flight equipment increased from $122,695,000 in 1993 to $155,204,000 in 1994 due to the addition of aircraft.
     Provision for overhauls increased from $16,423,000 in 1993 to $24,262,000 in 1994 due to an increase in the number of aircraft on which the Company collects overhaul reserves and therefore an increase in the number of hours flown for which an overhaul reserve is provided. In addition, the rate at which overhaul reserves are provided increased in 1994, causing part of the increase.
     Provision for income taxes increased from $42,713,000 in 1993 to $63,840,000 in 1994 as a direct result of an increase in pretax income. The Company's effective income tax rate increased from 35.8% in 1993 to 37.2% in 1994.

                      PART II. OTHER INFORMATION


   Item 6.   Exhibits and Reports on Form 8-K

        a)   Exhibits:

          10.1 First Amendment to the $283,333,338 Revolving Credit Agreement, dated as of May 31, 1994, by and between the Registrant, the financial institutions listed on the signature pages thereto (the "Banks") and Union Bank of Switzerland Los Angeles Branch, as agent for the Banks.

          10.2   Amendment No. 3 to the Airbus A330 Purchase
                 Agreement, dated as of May 23, 1994, by and between AVSA, S.A.R.L. and the Registrant.
                 (Confidential treatment requested)

          10.3   A330 Option Exercise pursuant to Amendment
                 No. 2, dated December 10, 1992, to the A330
                 Purchase Agreement, dated November 10, 1988.

          10.4 Option Waiver Notice pursuant to Amendment No. 1, dated June 18, 1991, to the A321 Purchase Agreement, dated February 14, 1990 and Amendment No. 2, dated December 10, 1992, to the A300-600R Purchase Agreement, dated November 10, 1988.

          12   Computation of Ratio of Earnings to Fixed
               Charges and Preferred Stock Dividends.

        b)   Reports on Form 8-K:
               1. Form 8-K, event date May 17, 1994 (Item 7).
               2. Form 8-K, event date May 20, 1994 (Item 5).
               3. Form 8-K, event date May 26, 1994 (Item 7).
               4. Form 8-K, event date July 26, 1994 (Item 7).

                            SIGNATURES

        Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  INTERNATIONAL LEASE FINANCE CORPORATION




   August 12, 1994                  /s/ Leslie L. Gonda
   Date                                 LESLIE L. GONDA
                                        Chairman of the Board



   August 12, 1994                  /s/ Pamela S. Hendry
   Date                                 PAMELA S. HENDRY
                                        Assistant Vice President
                                        Finance and Controller

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                        INDEX TO EXHIBITS

Exhibit No.

   10.1 First Amendment to the $283,333,338 Revolving Credit Agreement, dated as of May 31, 1994, by and between the Registrant, the financial institutions listed on the signature pages thereto (the "Banks") and Union Bank of Switzerland Los Angeles Branch, as agent for the Banks.

   10.2   Amendment No. 3 to the Airbus A330 Purchase
          Agreement, dated as of May 23, 1994, by and between AVSA, S.A.R.L. and the Registrant.
          (Confidential treatment requested)

   10.3   A330 Option Exercise pursuant to Amendment
          No. 2, dated December 10, 1992, to the A330
          Purchase Agreement, dated November 10, 1988.

   10.4   Option Waiver Notice pursuant to Amendment
          No. 1, dated June 18, 1991, to the A321
          Purchase Agreement, dated February 14, 1990 and Amendment No. 2, dated December 10, 1992, to the A300-600R Purchase Agreement, dated
          November 10, 1988.

   12. Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends