Form 10-Q
period 1994-09-30
INTERNATIONAL LEASE FINANCE CORP
filed 1994-11-14
CIK 714311

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10 - Q
       /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended......September 30, 1994.....

                                       OR

      / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ............ to............

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

             Yes     X           No
                  ------              ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class               Outstanding at October 31, 1994

   Common Stock, no par value              35,818,122

     INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                                  INDEX


   Part I.   Financial Information:                          Page No.

     Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets-
          September 30, 1994 and December 31, 1993                 3

        Condensed Consolidated Statements of Income-
          Three Months Ended September 30, 1994 and 1993           4

        Condensed Consolidated Statements of Income-Nine Months
             Ended September 30, 1994 and 1993                     5

        Condensed Consolidated Statements of Cash Flows-Nine
             Months Ended September 30, 1994 and 1993              6

        Notes to Condensed Consolidated Financial Statements       8

     Item 2. Management's Discussion and Analysis of the
             Financial Condition and Results of Operations         9

   Part II.  Other Information

     Item 6. Exhibits and Reports on Form 8-K                     12

        Signatures                                                13

       Index to Exhibits                                          14

         INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                        September 30,   December 31,
                                           1994             1993
                                           ----             ----
                                            (Dollars in thousands)
ASSETS                                          (Unaudited)

Cash, including interest bearing
 accounts of $14,014 (1994) and
 $51,657 (1993)                         $    25,854     $  61,566
Notes receivable                            387,847       337,855
Net investment in finance and sales-
 type leases                                 59,115       290,269

Flight equipment under operating leases   9,340,162     7,295,241
Less accumulated depreciation               988,430       779,404
                                         ----------    ----------
                                          8,351,732     6,515,837
                                         ----------    ----------
Deposits on flight equipment purchases      838,220       820,048
Accrued interest, other receivables
  and other assets                           73,085        81,244
Investments                                  20,369        17,837
Deferred debt issue costs-less
  accumulated amortization of $21,056
  (1994) and $16,390 (1993)                  18,382        15,165
                                         ----------    ----------
                                         $9,774,604    $8,139,821
                                         ==========    ==========


LIABILITIES AND SHAREHOLDER'S EQUITY

Accrued interest and other payables      $  143,877    $ 92,229
Debt financing, net of deferred debt
 discount of $19,384 (1994) and
 $10,194 (1993)                           7,156,089   5,819,481
Security & other deposits on flight
 equipment                                  440,758     437,004
Rentals received in advance                  63,725      41,951
Deferred income taxes                       452,106     339,753
Current income taxes                        (28,827)        222

SHAREHOLDER'S EQUITY

Preferred stock--no par value; 20,000,000
  authorized shares
Market Auction Preferred Stock, $100,000
  per share liquidation value; Series A,
  B, C and D (1994 and 1993) each having
  500 shares issued and outstanding          200,000      200,000

Common stock--no par value; 100,000,000
  authorized shares, 35,818,122 (1994
  and 1993) issued and outstanding             3,582        3,582
Additional paid-in capital                   532,941      532,941
Retained earnings                            810,353      672,658
                                          ----------   ----------
                                           1,546,876    1,409,181
                                          ----------   ----------
                                          $9,774,604   $8,139,821
                                          ==========   ==========


        See notes to condensed consolidated financial statements


         INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                             1994          1993
                                             ----          ----
                                           (Dollars in thousands)
                                                 (Unaudited)

REVENUES:

Rentals of flight equipment               $260,749      $210,699
Flight equipment marketing                   8,937         6,669
Interest and other                           9,142        16,282
                                          --------      --------
                                           278,828       233,650
                                          --------      --------
EXPENSES:

Interest                                    99,007        82,155
Depreciation                                86,876        70,520
Provision for overhaul                      14,357        11,210
Selling, general & administrative            7,435         7,372
                                          --------      --------
                                           207,675       171,257
                                           --------     --------

INCOME BEFORE INCOME TAXES                 71,153         62,393

Provision for income taxes                  25,719        31,221
                                          --------      --------

NET INCOME                                $ 45,434       $31,172
                                          ========       =======


         See notes to condensed consolidated financial statements


         INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993



                                            1994       1993
                                            ----       ----
                                          (Dollars in thousands)
                                               (Unaudited)

REVENUES:

Rentals of flight equipment              $ 723,759    $ 581,086
Flight equipment marketing                  59,531       12,184
Interest and other                          30,553       50,029
                                         ---------    ---------
                                           813,843      643,299
                                         ---------    ---------
EXPENSES:

Interest                                   268,346      220,823
Depreciation                               242,080      193,215
Provision for overhaul                      38,619       27,633
Selling, general & administrative           21,821       20,012
                                         ---------    ---------
                                           570,866      461,683
                                         ---------    ---------

INCOME BEFORE INCOME TAXES                 242,977      181,616

Provision for income taxes                  89,559       73,935
                                         ---------    ---------

NET INCOME                               $ 153,418     $107,681
                                         =========    =========


       See notes to condensed consolidated financial statements

      INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993


                                            1994       1993
                                            ----       ----
                                        (Dollars in thousands)
                                             (Unaudited)

OPERATING ACTIVITIES:

Net Income                              $ 153,418    $ 107,681
Adjustments to reconcile net income
  to net cash provided by operating activities:
Depreciation of flight equipment          242,080      196,115
Deferred income taxes                     112,353       83,437
Amortization of deferred debt discount and
  deferred debt issue costs                 4,666        3,622
Gain on sale of flight equipment and
  investments included in
  amount financed                         (39,354)      (2,409)
Increase in notes receivable              (34,349)      (6,990)
Equity in net income of affiliates         (1,807)      (2,333)

Changes in operating assets and liabilities:

(Increase) decrease in accrued interest,
  other receivables and other assets        8,158      (39,156)
Increase in accrued interest and
  other payables                           51,650       52,682
Decrease in current income
  taxes payable                           (29,050)     (39,778)
Increase in rentals received in advance    21,774        2,723
                                         ---------  -----------
Net cash provided by operating activities 489,539      355,594
                                         ---------- -----------

INVESTING ACTIVITIES:

Acquisition of flight equipment
  for operating leases                  (1,999,101)  (1,927,893)
Proceeds from disposal of flight
   equipment-net of gain                    90,815       92,045
Sale of investments-net of gain                          32,822
Purchase of investments                       (725)
Collections on notes receivable             93,122       57,558
Advances on notes receivable               (16,227)     (14,650)
Collections on finance and sales-type
  leases                                     8,281       10,628
                                        -----------  -----------
Net cash used in investing activities   (1,823,835)  (1,749,490)
                                        -----------  -----------

FINANCING ACTIVITIES:

Proceeds from debt financing             3,484,697     3,600,699
Debt issue costs                            (7,882)       (9,746)
Increase in MAPS issue costs                                 (37)
Change in unamortized debt discount         (9,190)       (5,904)
Payments in reduction of debt financing (2,138,900)   (2,258,441)
(Increase) decrease in deposits and
  progress payments                        (18,172)       39,229
Increase in customer deposits                3,754         4,377
Payment of common and preferred dividends  (15,723)      (10,411)
                                          ----------  -----------
Net cash provided by financing activities 1,298,584    1,359,766
                                          ----------- -----------


Decrease in cash                            (35,712)    (34,130)
Cash at beginning of period                  61,566      55,181
                                          ----------  ----------
Cash at end of period                     $  25,854    $ 21,051
                                          ==========  ==========


      See notes to condensed consolidated financial statements




         INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                              (CONTINUED)


 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in thousands):


                                             1994         1993
                                             ----         ----
                                          (Dollars in thousands)
                                                (Unaudited)
Cash paid during the period for:

Interest (net of amount capitalized
  $31,772 (1994) and $29,226(1993))      $ 219,912     $157,726
Income taxes                                 6,255       30,275

1994:

Flight equipment with a net book value of $222,873 was transferred from finance leases to operating leases.
Flight equipment was received in exchange for notes receivable in the amount of $3,737.
Notes in the amount of $96,275 were received as partial payment in exchange for flight equipment sold with a book value of $56,920.


1993:

Flight equipment with a net book value of $60,478 was transferred from operating leases to finance leases.
Flight equipment was received in exchange for notes receivable in the amount of $41,987.
Notes in the amount of $11,031 were received in exchange for flight equipment sold with a book value of $9,991.
Net notes in the amount of $26,600 were received in exchange for investments in preferred stock.


        See notes to condensed consolidated financial statements


       INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1994
                            (UNAUDITED)


      The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 1993 condensed consolidated financial statements to conform to the 1994 presentation. Operating results for the three month and nine month periods ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

                 INTERNATIONAL LEASE FINANCE CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

          The Company borrows funds for the purchase of flight equipment, including the making of progress payments during the construction phase, principally on an unsecured basis from various sources. The Company's debt financing was comprised of the following at the following dates:

                                         Dec. 31,  September 30,
                                          1993         1994
                                         --------  -------------
                                          (Dollars in thousands)

Public term debt with single maturities  $2,550,000  $3,000,000
Public medium-term notes with varying
  maturities                              1,765,920   1,869,670
Capital lease obligation                        -       240,000
Bank term debt                               20,000      20,000
Other term debt                              48,778      23,503
                                           ---------- ----------
Total term debt                            4,384,698  5,153,173
Commercial paper                           1,444,977  1,800,300
Bank lines of credit and revolvers              -       222,000
Less: Deferred debt discount                 (10,194)   (19,384)
                                           ---------- ----------

      Total debt                           $5,819,481 $7,156,089
                                           ========== ==========

 Composite interest rate                      5.89%        6.09%
 Percentage of total debt at fixed rate      74.77%       68.89%
 Composite interest rate on fixed debt        6.70%        6.59%
 Bank prime rate                              6.00%        7.75%



            The interest on most of the public debt (exclusive of the commercial paper) is fixed for the term of the note. The Company has committed revolving loans and lines of credit with 29 banks aggregating $1,226 million and an uncommitted line of credit with one bank in the amount of $200 million. Bank debt principally provides for interest rates that vary according to the pricing option then in effect and range from prime, .25% to .375% over LIBOR, .375% to .425% over CD rates or at a bid rate at the Company's option. Bank financings may be subject to commitment fees of up to .25%.

          The Company has an effective shelf registration with respect to $2,449 million of debt securities, under which $200 million of notes were sold through September 30, 1994. Additionally, a $1 billion Medium Term Note Program has been implemented under the shelf registration, with $295.5 million sold through September 30, 1994.

          In 1994, the Company entered into an Export Credit Lease Facility in the amount of $555 million which is available for the acquisition of up to 10 aircraft manufactured by Airbus to be delivered in 1994. As of September 30, 1994, the Company had cancelled the options to finance three of the aircraft aggregating $97 million. In addition, as of September 30, 1994, the Company had used such facility to finance three aircraft delivered in the second quarter of 1994 aggregating $240 million. As a result, $218 million remains available to finance the remaining four aircraft as of September 30, 1994.

          The Company believes that it has sufficient financing sources available to meet its capital requirements through 1995.

                    INTERNATIONAL LEASE FINANCE CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations-Three months ended September 30, 1994 versus 1993.

          The increase in revenue from the rentals of flight equipment from $210,699,000 in 1993 to $260,749,000 in 1994, a
24% increase, is attributable to the acquisition of additional new aircraft as the fleet of flight equipment on operating lease increased from 218 at September 30, 1993 to 251 at September 30, 1994, a 15% increase.

          In addition to its leasing operation, the Company actively engages in the marketing of flight equipment on a principal and commission basis as well as the disposition of flight equipment at the end of the lease term. Revenue from such flight equipment marketing increased from $6,669,000 in 1993 to $8,937,000 in 1994 as a result of the number and nature of the related flight equipment marketed. Flight equipment marketing revenue consisted of the following number of transactions in each period:



                                            1994       1993
                                            ----       ----

Sales of flight equipment                    2          -

Commissions                                  2          4

Disposition of leased flight equipment      13          2


          Interest and other income decreased from $16,282,000 in 1993 to $9,142,000 in 1994 due primarily to the 1993 receipt of insurance net proceeds relating to the total loss of an aircraft, the 1993 payment by a lessee for the early termination of an aircraft lease and the 1993 settlement, including the forfeiture of a security deposit, by a lessee for failure to take delivery of an aircraft to be delivered in 1993.

          Expenses as a percentage of total revenues increased to 74% in the third quarter of 1994 compared to 73% in the third quarter of 1993. Interest expense increased from $82,155,000 in 1993 to $99,007,000 in 1994 primarily as a result of an increase in debt outstanding at quarter end from $5,579 million in 1993 to $7,156 million in 1994 to finance aircraft acquisitions. However, the Company's composite borrowing rate changed as follows:



                                                      (Increase)
                                  1994     1993        Decrease
                                  ----     ----       ----------

        Beginning of Quarter       5.87%    6.11%         .24%
        End of Quarter             6.09%    6.05%        (.04%)
                                   -----    -----
        Average                    5.98%    6.08%         .10%




          As noted, by the end of the quarter, the Company's composite borrowing rate had begun to increase and if interest rates generally continue to rise, the Company's composite borrowing rate should also rise.

           Depreciation of flight equipment increased from $70,520,000 in 1993 to $86,876,000 in 1994 due to the addition of aircraft.

           Provision for overhauls increased from $11,210,000 in 1993 to $14,357,000 in 1994 primarily due to an increase in the number of aircraft on which the Company collects overhaul reserves and therefore an increase in the number of hours flown for which an overhaul reserve is provided. In addition, the rate at which overhaul reserves are provided increased in 1994, causing part of the increase.

           Provision for income taxes decreased from $31,221,000 in 1993 to $25,719,000 in 1994. The Company's effective income tax rate decreased from 40% in 1993 to 36% in 1994. The higher effective rate in 1993 was a direct result of the 1993 corporate income tax rate increase from 34% to 35% which resulted in a third quarter adjustment to the tax provision for the first nine months of 1993. In addition, the 1993 tax rate increase was applied to the deferred tax liability as of December 31, 1992 with a resulting increase of $6,056,000 at September 30, 1993.

            The Company currently has six model 757 and three model MD83 aircraft and one spare engine on lease to Aeromexico.
At September 30, 1994, the aggregate net book value of these nine aircraft and one spare engine was $333 million. In September
1994, Aeromexico ceased making lease payments on these and its other leased aircraft due to financial difficulties being experienced at Aeromexico. The aggregate monthly rentals due with respect to the nine aircraft and the engine leased to Aeromexico by the Company is approximately $2.7 million. The Company has obtained court orders which would allow the Company to repossess any of the aircraft if they are flown into certain airports in the United States. However, the Company understands that these aircraft have been diverted for use only on domestic flights in Mexico. Under the terms of its leases, the Company has the right to and has applied deposits from Aeromexico to the payment of rent. Through October 31, 1994, the amounts of unpaid rents were less than the amount of deposits from Aeromexico held by the Company. Commencing in November 1994, no additional rents will be accrued on these aircraft and engine until a resolution of this matter has been reached.

            The Company is currently negotiating with Aeromexico to resolve this matter. No agreement has yet been reached. Management does not believe that this matter will have a material adverse effect on the Company at least through December 31, 1994.

                    INTERNATIONAL LEASE FINANCE CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



 Results of Operations-Nine months ended September 30, 1994 versus 1993.

             The increase in revenue from the rentals of flight equipment from $581,086,000 in 1993 to $723,759,000 in 1994, a
25% increase, is attributable to the acquisition of additional new aircraft as the fleet of flight equipment on operating lease increased from 218 at September 30, 1993 to 251 at September 30, 1994, a 15% increase.

             In addition to its leasing operation, the Company actively engages in the marketing of flight equipment on a principal and commission basis as well as the disposition of flight equipment at the end of the lease term. Revenue from such flight equipment marketing increased from $12,184,000 in 1993 to $59,531,000 in 1994 as a result of the number and nature of the related flight equipment marketed. Flight equipment marketing revenue consisted of the following number of transactions in each period:



                                                  1994      1993
                                                  ----      ----

       Sales of flight equipment                    5         -
       Commissions                                  2         4
       Disposition of leased flight equipment      23         8



             Interest and other income decreased from $50,029,000 in 1993 to $30,553,000 in 1994 due primarily to the 1993 receipt of insurance net proceeds relating to the total loss of an aircraft, the 1993 payment by lessees for the early termination of aircraft leases and the 1993 settlement, including the forfeiture of security deposits, by lessees for failure to take aircraft to be delivered in 1993 and 1995.

             Expenses as a percentage of total revenues decreased to 70% in the first nine months of 1994 compared to 72% in the first nine months of 1993. Interest expense increased from $220,823,000 in 1993 to $268,346,000 in 1994 primarily as a result of an increase in debt outstanding at the nine months ended from $5,579 million in 1993 to $7,156 million in 1994 to finance aircraft acquisitions. However, the Company's composite borrowing rate changed as follows:





                                                        (Increase)
                                       1994      1993   Decrease
                                       ----      ----   ----------

         Beginning of Nine Months      5.89%     6.55%     .66%
         End of Nine Months            6.09%     6.05%    (.04%)
                                       -----     -----
         Average                       5.99%     6.30%     .31%



           As noted, by the end of the quarter, the Company's composite borrowing rate had begun to increase and if interest rates generally continue to rise, the Company's composite borrowing rate should also rise.

          Depreciation of flight equipment increased from $193,215,000 in 1993 to $242,080,000 in 1994 due to the addition of aircraft.

          Provision for overhauls increased from $27,633,000 in 1993 to $38,619,000 in 1994 primarily due to an increase in the number of aircraft on which the Company collects overhaul reserves and therefore an increase in the number of hours flown for which an overhaul reserve is provided. In addition, the rate at which overhaul reserves are provided increased in 1994, causing part of the increase.

          Provision for income taxes increased from $73,935,000 in 1993 to $89,559,000 in 1994 as a direct result of an increase in pretax income. The Company's effective income tax rate remained at 37% for both 1993 and 1994. In addition, the 1993 corporate income tax rate increase from 34% to 35% was applied to the deferred tax liability as of December 31, 1992 with a resulting increase of $6,056,000 at September 30, 1993.

                           PART II. OTHER INFORMATION


        Item 6.   Exhibits and Reports on Form 8-K

             a)   Exhibits:

                 10.1 Letter Agreement No. 6-1162-RLL-1211, dated
                      October 14, 1994, to Purchase Agreement
                      No. 1498, dated as of August 25, 1988,
                      between The Boeing Company and the Company
                      (confidential treatment requested).

                 10.2 Supplemental Agreement No. 1, dated as of
                      August 5, 1994, to Purchase Agreement
                      No. 1768, dated as of December 15, 1992, between The Boeing Company and the Company (confidential treatment requested).

                 10.3 Supplemental Agreement No. 3, dated as of
                      August 5, 1994, to Purchase Agreement
                      No. 1770, dated as of December 15, 1992, between The Boeing Company and the Company (confidential treatment requested).

                 10.4 Supplemental Agreement No. 4, dated as of
                      October 14, 1994, to Purchase Agreement
                      No. 1770, dated as of December 15, 1992, between the Boeing Company and the Company (confidential treatment requested).

                 12   Computation of Ratio of Earnings to Fixed
                      Charges and Preferred Stock Dividends.

                 27   Financial Data Schedule

            b)   Reports on Form 8-K:

                 1.   Form 8-K, event date July 26, 1994 (Item 7).
                 2.   Form 8-K, event date October 12, 1994 (Item 7).

                                  SIGNATURES


              Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      INTERNATIONAL LEASE FINANCE CORPORATION




November 14, 1994                      /s/ Steven F. Udvar-Hazy
                                     ----------------------------
   Date                                     STEVEN F. UDVAR-HAZY
                                            President and Chief
                                            Executive Officer





November  14, 1994                      /s/ Alan H. Lund
                                     ----------------------------


   Date                                   ALAN H. LUND
                                          Senior Vice President,
                                          Chief Financial
                                          Officer and Treasurer

   INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                         INDEX TO EXHIBITS


Exhibit No.


    10.1 Letter Agreement No. 6-1162-RLL-1211, dated October 14,
         1994, to Purchase Agreement No. 1498, dated as of
         August 25, 1988, between The Boeing Company and the
         Company (confidential treatment requested).

    10.2 Supplemental Agreement No. 1, dated as of August 5, 1994, to Purchase Agreement No. 1768, dated as of December 15, 1992, between The Boeing Company and the Company (confidential treatment requested).

    10.3 Supplemental Agreement No. 3, dated as of August 5, 1994, to Purchase Agreement No. 1770, dated as of December 15, 1992, between The Boeing Company and the Company (confidential treatment requested).

    10.4 Supplemental Agreement No. 4, dated as of October
         14, 1994, to Purchase Agreement No. 1770, dated as of December 15, 1992, between the Boeing Company and the Company (confidential treatment requested).

    12   Computation of Ratio of Earnings to Fixed
         Charges and Preferred Stock Dividends


    27   Financial Data Schedule