Form 10-K
period 1994-12-31
INTERNATIONAL LEASE FINANCE CORP
filed 1995-03-21
CIK 714311

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                        ------------------------------

                                   FORM 10-K
                                 ANNUAL REPORT

                        ------------------------------

(Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [FEE REQUIRED]

                                December 31, 1994
For the fiscal year ended......................................................

                                      OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ...................... to ......................

                                    0-11350
Commission file number.........................................................

                    INTERNATIONAL LEASE FINANCE CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         CALIFORNIA                       22-3059110
      (STATE OR OTHER JURISDICTION OF INCORPORATION OR      (I.R.S.
                       ORGANIZATION)                       EMPLOYER
                                                        IDENTIFICATION
                                                             NO.)

     1999 AVENUE OF THE STARS, LOS ANGELES, CALIFORNIA       90067
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)        (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 788-1999

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     NONE
                               (TITLE OF CLASS)

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K ((S) 229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

  AS OF FEBRUARY 28, 1995, THERE WERE 35,818,122 SHARES OF COMMON STOCK, NO PAR VALUE, OUTSTANDING.

  REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(A) AND
(B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                    INTERNATIONAL LEASE FINANCE CORPORATION
                          1994 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                     PART I

                                                                                    Page
                                                                                    ----
Item 1.   Business................................................................     1
Item 2.   Properties..............................................................     6
Item 3.   Legal Proceedings.......................................................     8
                                    PART II
Item 5.   Market for Registrant's Common Equity
           and Related Stockholder Matters........................................     8
Item 6.   Selected Financial Data.................................................     9
Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations..............................................    10
Item 8.   Financial Statements and Supplementary Data.............................    12
Item 9.   Changes in and Disagreements with Accountants on Accounting and Finan-
           cial Disclosure........................................................    12
                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules
           and Reports on Form 8-K................................................    13

                                    PART I

ITEM 1. BUSINESS

GENERAL

  International Lease Finance Corporation (the "Company") is primarily engaged in the acquisition of new and used commercial jet aircraft and the leasing and sale of such aircraft to domestic and foreign airlines. The Company, in terms of the number and value of transactions concluded, is a major owner-lessor of commercial jet aircraft. In addition, the Company is engaged in the remarketing of commercial jets for its own account, for airlines and for financial institutions.

  Since 1973, the Company has engaged in over 700 transactions involving the lease or sale of commercial aircraft to more than 140 airlines. As of December 31, 1994, the Company owned 270 aircraft including aircraft owned in joint ventures. See "Item 2. Properties--Flight Equipment." At December 31, 1994, the Company had committed to purchase 236 aircraft deliverable through 2000 at an estimated aggregate purchase price of $13.4 billion. It also had options to purchase an additional 51 aircraft deliverable through 2001 at an estimated aggregate purchase price of $2.8 billion. See "Item 2. Properties-- Commitments."

  The Company maintains the mix of flight equipment to meet its customers' needs by purchasing those models of new and used aircraft which it believes will have the greatest airline demand and operational longevity and minimize the time that its aircraft are not leased to customers.

  The Company purchases, and finances the purchase of, aircraft on terms intended to permit the Company to lease or resell such aircraft at a profit. The Company typically finances the purchase of aircraft with borrowed funds and internally generated cash flow. The Company accesses the capital markets for such funds at times and on terms and conditions it considers appropriate. The Company may, but does not necessarily, engage in financing transactions for specific aircraft. The Company relies significantly on short- and medium-term financing, and thereby attempts to manage interest rate exposure. To date, the Company has been able to purchase aircraft on terms which have permitted it to lease the aircraft at a profit and has not experienced any difficulty in obtaining financing.

  The Company's aircraft are usually leased on terms under which the Company does not fully recover the acquisition cost of such aircraft. Thus, at the termination of a lease, the Company bears the risk of selling or releasing the aircraft on terms which will cover its remaining cost.

  The airlines are in a cyclical, economically sensitive and highly competitive business. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company's revenue and income may be affected by political instability abroad, changes in national policy, competitive pressures on certain air carriers, fuel shortages, labor stoppages, recessions, and other political or economic events adversely affecting world or regional trading markets or impacting a particular customer. The Company's continued success is partly dependent on management's ability in the future to develop customer relationships for leasing, sales and remarketing with those airlines best able to maintain their economic viability and survive in a deregulated environment.

  The Company is incorporated in the State of California and its principal executive offices are located at 1999 Avenue of the Stars, Los Angeles, California 90067. The Company's telephone, telecopier and telex numbers are
(310) 788-1999, (310) 788-1990 and 69-1400, respectively. The Company is a wholly owned subsidiary of American International Group, Inc. ("AIG"). AIG is a holding company which through its subsidiaries is primarily engaged in a broad range of insurance and insurance-related activities in the United States and abroad. The Common Stock of AIG is listed on, among others, the New York Stock Exchange.

AIRCRAFT LEASING

  The initial term of the Company's current leases range in length from one year to 15 years. See "Item 2. Properties--Flight Equipment" for information regarding scheduled lease terminations. Most of the Company's leases are operating leases under which the Company does not fully recover its aircraft cost and retains the benefit and assumes the risk of the residual value of the aircraft. The Company on occasion also enters into finance-type and sales-type leases where the full cost of the aircraft is substantially recovered over the term of the lease. At December 31, 1994, 262 of the Company's leases, excluding aircraft in joint ventures, were accounted for as operating leases. The aircraft under operating leases are included as assets on the Company's balance sheet and depreciation is charged to income over the estimated useful lives of the aircraft. In accordance with generally accepted accounting principles, rentals are reported as revenue over the lease term as they become due and are earned. The Company attempts to maintain a mix of short- and medium-term leases to balance the benefits and risks associated with different lease terms such as larger lease payments on shorter-term leases, changes in prevailing market conditions at the time aircraft become eligible for re-lease or sale and uncertainty associated with estimating residual value of the aircraft at the termination of the lease.

  All leases are on a "net" basis with the lessee responsible for all operating expenses, which customarily include fuel, crews, airport and navigation charges, taxes, licenses, registration and insurance. Normal maintenance and repairs; airframe and engine overhauls; and compliance with return conditions of flight equipment on lease are provided by and paid for by the lessee. Under the provisions of most leases, for certain airframe and engine overhauls, the lessee is reimbursed by the Company for costs incurred up to but not exceeding contingent rentals paid to the Company by the lessee. The Company provides a charge to operations for such reimbursements based primarily upon the hours utilized during the period and the expected reimbursement during the life of the lease. The leases contain specific provisions regarding the condition of the aircraft upon redelivery to the Company. The lessee is responsible for compliance with all applicable laws and regulations with respect to the aircraft. The Company requires its lessees to comply with the most restrictive standards of either the Federal Aviation Administration (the "FAA") or its foreign equivalent. The Company makes periodic inspections of the condition of its leased aircraft. Generally, the Company requires a deposit which is security for the condition of aircraft upon return to the Company, the rental payment by the lessee and the performance of other obligations by the lessee under the lease. In addition, the leases contain extensive provisions regarding the remedies and rights of the Company in the event of a default thereunder by the lessee. The lessee is required to continue lease payments under all circumstances, including periods during which the aircraft is not in operation for maintenance, grounding or any other reason whatsoever.

  The Company obtains and reviews financial statements from all prospective lessees and purchasers before entering into a lease or extending credit. Under certain circumstances, the Company may require the lessee to obtain guarantees or other financial support from an acceptable financial institution or other third party.

FLIGHT EQUIPMENT MARKETING

  The Company also regularly engages in transactions to buy and sell aircraft. Generally, the Company makes a contractual commitment to purchase specific aircraft for its own account for resale only after or concurrently with obtaining a firm order from a customer. In some cases, the Company assists its customers through consulting services and procurement of financing from third parties.

  From time to time, the Company also disposes of its leased aircraft at or before the expiration of their leases. Any gain or loss on disposition of leased aircraft is reflected as revenues from flight equipment marketing.

  In addition to its leasing and sales operations, the Company is engaged, from time to time, as an agent for airlines in the disposition of their surplus aircraft. The Company generally acts as an agent under an exclusive remarketing contract whereby it agrees to sell aircraft on a "best efforts" basis within a period of one year. Compensation to the Company is based upon a percentage of the sales price or lease proceeds and is customarily 2% to 5%. In addition, certain air travel expenses of the Company in connection with its remarketing activities may be provided by the contracting or selling airline. These activities generally augment the Company's primary activities and also serve to promote relationships with prospective sellers and buyers of aircraft.

  Since 1973, the Company has acted as an agent in over 60 aircraft transactions. The Company plans to continue its remarketing services on a selected basis involving specific situations where these activities will not conflict or compete with, but rather will be complementary to, its leasing and selling activities.

  The Company also has guaranteed the loans of certain buyers of aircraft, which guarantees aggregate approximately $66,933,000. See Note J of Notes to Consolidated Financial Statements.

FINANCING/SOURCE OF FUNDS

  The Company purchases new aircraft directly from manufacturers and used aircraft from airlines for lease or sale to other airlines. The Company finances the purchase price of flight equipment from internally generated funds, secured and unsecured commercial bank loans, issuance of commercial paper, public and private debt and preferred stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

CUSTOMERS

  At December 31, 1994, lessees of the Company included: (domestic) Alaska Airlines, American Trans Air, Carnival Air Lines, Continental Airlines, Federal Express, Leisure Air, North American Airlines, Southwest Airlines, Trans World Airlines (TWA), USAir and World Airways; (foreign) Aer Lingus, Aeromexico, Air 2000, Air Espana, Air Inter, Air Liberte, Air Madagascar, Air Mauritius, Air New Zealand, Air Pacific, Air Seychelles, Air Transat, Air UK, Asiana, Aviateca, Baikal Airlines, Braathens S.A.F.E., Britannia Airways, British Airways, British Midland Airways, BWIA International, Canada 3000, Cathay Pacific, Cayman Airways, China Hainan Airlines, China Southern Airlines, China Southwest Airlines, COPA, EVA Airways, Garuda Indonesia, Guyana Airways, Hong Kong Dragon Airlines (Dragonair), Kenya Airways, Korean Airlines, LACSA, LAPSA-Lineas Aereas Paraguayas, Lloyd Aero Boliviano (LAB), Ladeco S.A., LAN Chile, LTU Luftransport-Unternehmen, Lufthansa Cargo, Linjeflyg AB (a wholly-owned subsidiary of SAS), Malev Hungarian Airlines, Monarch Airways, National Jet Systems, NICA, Nordic East, ONUR Air, Pegasus Hava Tasimaciligi, A.S., Polynesian Airways, QANTAS Airways, SAETA, Sahara India Airlines, Societe D'Exploitation Aeropostale, Swissair, TACA International Airlines, TAP Air Portugal, TAT, TEA Basel, THY, Transbrasil, Translift Airways, Varig, Virgin Atlantic Airways, VIVA Airways and Wuhan Airlines. No single customer accounted for more than 10% of total revenues in any of the last three years.

  Revenues include rentals of flight equipment to foreign airlines of $798,619,000 (1994), $655,773,000 (1993) and $546,452,000 (1992) comprising
80.4%, 82.4% and 86.9%, respectively, of total rentals of flight equipment. See Note I of Notes to Consolidated Financial Statements.

  The following table sets forth the dollar amount and percentage of total rental revenues attributable to the indicated geographic areas for the years indicated:

                                     1994            1993            1992
                                --------------  --------------  --------------
                                 AMOUNT    %     AMOUNT    %     AMOUNT    %
                                -------- -----  -------- -----  -------- -----
                                           (DOLLARS IN THOUSANDS)
Europe......................... $353,009  35.5% $261,523  32.9% $237,005  37.7%
Asia/Pacific...................  180,215  18.2   169,036  21.2   143,201  22.8
Central, South America and
 Mexico........................  199,041  20.0   171,577  21.6   117,891  18.8
United States and Canada.......  230,856  23.2   171,720  21.6   113,832  18.1
Africa.........................   30,475   3.1    21,581   2.7    16,671   2.6
                                -------- -----  -------- -----  -------- -----
                                $993,596 100.0% $795,437 100.0% $628,600 100.0%
                                ======== =====  ======== =====  ======== =====

  Many foreign countries have currency and exchange laws regulating the international transfer of currencies. The Company attempts to minimize its currency and exchange risks by negotiating substantially all of its aircraft leasing and sales transactions in U.S. dollars and all guarantees obtained to support various lease agreements are denominated for payment in U.S. dollars. The Company requires, as a condition to any foreign transaction, that the lessee or purchaser in a foreign country first obtain, if required, written approval of the appropriate government agency, finance ministry or central bank for the remittance of all funds contractually owed to the Company in U.S. dollars.

  The Company has restructured leases with both foreign and domestic lessees. Such restructurings have involved the voluntary termination of leases prior to lease expiration, the replacement of leased aircraft with smaller, less expensive leased aircraft, the arrangement of subleases from the primary lessee to another airline and the rescheduling of lease payments. In eight instances from January 1989 through December 1993, the Company has been required to repossess aircraft. In one instance, the aircraft were leased to a domestic airline which had filed for protection under Chapter 11 of the U. S. Bankruptcy Code. In the other seven instances, the aircraft were on lease to foreign airlines. No aircraft were repossessed in 1994. In January 1995, the Company repossessed one A320 from a lessee. As of February 8, 1995, the aircraft had been re-leased.

  In some situations where the Company repossesses an aircraft, it may decide to export the aircraft from the lessee's jurisdiction. To date, the Company has been able to export all repossessed aircraft which it desired to export. In addition, in connection with the repossession of an aircraft, the Company may be required to pay outstanding mechanic's, airport and other operating liens on the repossessed aircraft, which could include charges relating to other aircraft operated by the lessee.

  The Company's revenues and income may be affected by political instability abroad, changes in national policy, competitive pressures on certain air carriers, fuel shortages, labor stoppages, recessions and other political or economic events adversely affecting world or regional trading markets or impacting a particular customer.

COMPETITION

  The leasing and sale of jet aircraft is highly competitive. Aircraft manufacturers and the airlines sell new and used jet aircraft. Furthermore, the Company faces competition in leasing aircraft from aircraft manufacturers, banks, other financial institutions and leasing companies. There is also competition with respect to its remarketing activities from many sources, including, but not limited to, aircraft brokers.

GOVERNMENT REGULATION

  The FAA, the Department of Transportation and the Department of State exercise regulatory authority over the air transportation industry. The FAA has regulatory jurisdiction over registration and flight operations of aircraft operating in the United States, including equipment use, ground facilities, maintenance, communications and other matters.

  The FAA can suspend or revoke the authority of air carriers or their licensed personnel for failure to comply with its regulations and ground aircraft if their airworthiness is in question. The Company believes it holds all airworthiness and FAA registration certificates which are required for the aircraft owned by the Company, although the certificates may be suspended or revoked for cause.

  The Department of State and the Department of Transportation, in general, have jurisdiction over economic regulation of air transportation, but since the Company does not itself operate its aircraft for public transportation of passengers and property, it is not directly subject to their regulatory jurisdiction.

  To export aircraft from the U.S. to a foreign destination, the Company is required to obtain an export license from the United States Department of Commerce. To date, the Company has not experienced any difficulty in obtaining required certificates either from the FAA, Department of Commerce or any other regulatory agency or their foreign counterparts.

EMPLOYEES

  The Company is in a capital intensive rather than a labor intensive business. As of December 31, 1994, the Company had 61 full-time employees which it considered adequate for its business operations. The Company will expand its management and administrative personnel, as necessary, to meet future growth. None of the Company's employees is covered by a collective bargaining agreement and the Company believes that it has maintained excellent employee relations. The Company provides certain employee benefits, including retirement plans and health, life, disability and accident insurance.

INSURANCE

  The Company requires its lessees to carry those types of insurance which are customary in the air transportation industry, including comprehensive liability insurance and aircraft hull insurance. In general, the Company is an additional insured on liability policies carried by the lessees. All policies contain a breach of warranty endorsement so that the interests of the Company are not prejudiced by any act or omission of the operator-lessee.

  Insurance premiums are prepaid by the lessee, with payment acknowledged by the insurance carrier. The territorial coverage is, in each case, suitable for its lessee's area of operations and the policies contain, among other provisions, a "no co-insurance" clause and a provision prohibiting cancellation or material change without at least 30 days advance written notice to the Company. Furthermore, the insurance is primary and not contributory and all insurance carriers are required to waive rights of subrogation against the Company.

  The stipulated loss value schedule under aircraft hull insurance policies is on an agreed value basis acceptable to the Company, which usually exceeds the book value of the aircraft. In cases where the Company believes that the agreed value under the lease is not sufficient, the Company purchases additional Total Loss Only coverage for the deficiency. Aircraft hull policies contain standard clauses covering aircraft engines with deductibles required to be paid by the lessee. Furthermore, the aircraft hull policies contain full war risk endorsements, including, but not limited to, confiscation, seizure, hijacking and similar forms of retention or terrorist acts. All losses under such policies are payable in U.S. currency.

  The comprehensive liability insurance policies include provisions for bodily injury, property damage, passenger liability, cargo liability and such other provisions reasonably necessary in commercial passenger and cargo airline operations with minimal deductibles. Such policies generally have combined comprehensive single liability limits of not less than $250 million and all losses are payable in U.S. dollars, U.K. pounds or German marks.

  The Company also maintains other insurance covering the specific needs of its business operations. Insurance policies are generally placed or reinsured through AIG, with costs allocated back to the Company. The Company believes that its insurance is adequate both as to coverage and amount.

ITEM 2. PROPERTIES
FLIGHT EQUIPMENT

  The Company's management frequently reviews opportunities to acquire suitable commercial jet aircraft based not only on market demand and customer airline requirements, but also on the Company's fleet portfolio mix criteria and planning strategies for leasing. Before committing to purchase specific aircraft, the Company takes into consideration factors such as estimates of future values, potential for remarketing, trends in supply and demand for the particular type, make and model of aircraft and engines and anticipated obsolescence. As a result, certain types and vintages of aircraft do not necessarily fit the profile for inclusion in the Company's portfolio of aircraft owned and used in its leasing operations.

  At December 31, 1994, 93% of the aircraft, which represent 99% of the net book value of the aircraft, were Stage III, which are aircraft that hold or are capable of holding a noise certificate issued under Chapter 3 of Volume 1,
Part II of Annex 16 of the Chicago Convention or have been shown to comply with the Stage III noise levels set out in Section 36.5 of Appendix C of Part 36 of the Federal Aviation Regulations of the United States. At December 31, 1994, the average age of the Company's flight equipment was 4.99 years and the average age of the Stage III fleet was 4.03 years.

  The following table shows the scheduled lease terminations (for the minimum noncancelable period) by aircraft type for the Company's lease portfolio at December 31, 1994:

AIRCRAFT TYPE      1995 1996 1997 1998 1999 2000 2001 2002 2003 2004 2005 TOTAL
- -------------      ---- ---- ---- ---- ---- ---- ---- ---- ---- ---- ---- -----
737-200 (a).......   4    9    3         1    1                             18
737-300...........   1    4   11   10    7    5    4    3    2    4    2    53
737-400 (a).......   2    7    8    7    6    9         4    7    6         56
737-500...........        5    1              1                              7
757-200...........        5    5    5    4    3    4    5    2              33
767-200...........   1    1    2         2                                   6
767-300...........        3    1    2    1         3         1              11
747-200...........        1              1                                   2
747-300...........                                           3               3
747-400...........        1    2    1    1                             1     6
MD-82.............        2                                                  2
MD-83.............        3    5    3                                       11
DC 10-10..........                                           2               2
MD-11.............        1         2    1                                   4
F-100.............        2    5                                             7
A300-600R.........        1    1         2                                   4
A310-200..........   5                                                       5
A310-300..........   1    1    1         1    1                        1     6
A320..............   1    5   10    3    3                                  22
A330..............             2    1                                        3
A340..............                  1                                        1
L-1011............   1                   2    2                              5
                   ---  ---  ---  ---  ---  ---  ---  ---  ---  ---  ---   ---
Total.............  16   51   57   35   32   22   11   12   17   10    4   267

- ------------
(a) As of March 1, 1995, of the 18 737-200 aircraft, six are committed for sale in 1995. In addition, two of the 737-400 aircraft are committed for sale, one in 1995 and one in 1996.

  In addition, at December 31, 1994, one BAC1-11, one A320 and one 757-200 were not on lease. Subsequent to December 31, 1994, and prior to March 1, 1995, all aircraft were committed for lease or sale.

COMMITMENTS

  At December 31, 1994 the Company had committed to purchase the following aircraft at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $13.4 billion for delivery as shown:

AIRCRAFT TYPE                                1995 1996 1997 1998 1999 2000 TOTAL
- -------------                                ---- ---- ---- ---- ---- ---- -----
737-300/400/500*............................  20    8   10    2    1         41
757-200.....................................   7    7    7    7    2         30
767-300.....................................   8    9    6    2              25
777-200.....................................             2    3    1          6
747-400.....................................   1    1         1    1          4
MD-11.......................................   2                              2
A300-600R...................................   4    1                         5
A310-200....................................   4    6                        10
A310-300....................................   1                              1
A319........................................        2    3    3    4    2    14
A320-200....................................   9    6    9    8    5    5    42
A321-100....................................   3    6    7    6    6    5    33
A330........................................   5    2    1    1               9
A340........................................   3    2    2    2    2         11
F-70........................................   1    2                         3
                                             ---  ---  ---  ---  ---  ---   ---
 Total......................................  68   52   47   35   22   12   236

- --------
  * The Company has the right to designate which model of 737 (737-300, 737-400 or 737-500) will be delivered at specified dates prior to contractual delivery. For 1995, the Company has designated for delivery eleven 737-300, four 737-400 and five 737-500.

  At December 31, 1994, the Company had options to purchase the following aircraft at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $2.8 billion for delivery as shown:

AIRCRAFT TYPE                                1996 1997 1998 1999 2000 2001 TOTAL
- -------------                                ---- ---- ---- ---- ---- ---- -----
737-300/400/500*............................   1    1    9   10              21
757-200.....................................             2    6               8
767-300.....................................             4    5               9
777-200.....................................                  2               2
A319........................................                            3     3
A320-200....................................                            4     4
A321-100....................................                  1         3     4
                                             ---  ---  ---  ---  ---  ---   ---
 Total......................................   1    1   15   24    0   10    51

- --------
  * The Company has the right to designate which model of 737 (737-300, 737-400 or 737-500) will be delivered at specified dates prior to contractual delivery.

  If all 287 aircraft were to be acquired, the estimated aggregate purchase price (including adjustment for anticipated inflation) would be approximately $16.2 billion. Management anticipates that a significant portion of such aggregate purchase price will be funded by incurring additional debt. The exact amount of the indebtedness to be incurred will depend upon the actual purchase price of the aircraft, which can vary due to a number of factors, including inflation, and the percentage of the purchase price of the aircraft which must be financed.

  Most of the purchase commitments and options set forth above are based upon master arrangements with each of The Boeing Company ("Boeing"), AVSA, S.A.R.L., the sales subsidiary of Airbus Industrie ("Airbus"), Fokker Aircraft USA Inc. ("Fokker") and McDonnell Douglas Corporation ("McDonnell Douglas").

  The Boeing aircraft (models 737, 747, 757, 767 and 777), the Airbus aircraft (models A300, A310, A319, A320, A321, A330 and A340), the Fokker aircraft (model F-70) and the McDonnell Douglas aircraft (model MD-11) listed above are either being purchased, or the options to purchase have been granted, pursuant to purchase agreements executed by the Company and Boeing, Airbus, Fokker or McDonnell Douglas, respectively. These agreements establish the pricing formulas (which include certain price adjustments based upon inflation and other factors) and various other terms with respect to the purchase of aircraft. Under certain circumstances, the Company has the right to alter the mix of aircraft type ultimately acquired. As of December 31, 1994, the Company had made non-refundable deposits (exclusive of capitalized interest) with respect to the aircraft which the Company has committed to purchase of approximately $430,080,000, $330,595,000, $2,000,000 and $39,181,000 with
Boeing, Airbus, Fokker and McDonnell Douglas, respectively.

  As of March 15, 1995, the Company had entered into contracts for 63 of the 68 aircraft to be delivered in 1995, 37 of the 52 aircraft to be delivered in 1996, 12 of the 47 aircraft to be delivered in 1997, 2 of the 35 aircraft to be delivered in 1998 and 3 of the 34 aircraft to be delivered subsequent to 1998. The Company will need to find customers for aircraft presently on order and any new aircraft ordered and arrange financing for portions of the purchase price of such equipment. Although the Company has been successful to date in placing its new aircraft on lease or sales contracts, and has obtained adequate financing in the past, there can be no assurance as to the future continued availability of lessees or purchasers, or of sufficient amounts of financing on terms acceptable to the Company.

FACILITIES

  The Company's principal offices are located at 1999 Avenue of the Stars, Los Angeles, California. The Company occupies space under leases which expire in 2000. The leases cover approximately 30,000 square feet of office space, provide for annual rentals of approximately $1,513,000, and the rental payments thereunder are subject to certain indexed escalation provisions.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not a party to any material legal proceedings.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company is wholly owned by AIG and the Company's Common Stock is not listed on any national exchange or traded in any established market. During the years ended December 31, 1992, 1993 and 1994, the Company paid cash dividends to AIG of $10,330,000, $11,359,000 and $13,462,000, respectively. It is the intent of the Company to pay AIG an annual dividend of 7% of net income. Under the most restrictive provisions of the Company's borrowing arrangements, consolidated retained earnings at December 31, 1994 in the amount of $82,000,000 were unrestricted as to the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

  The following table summarizes selected consolidated financial data and operating information of the Company. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                     13 MONTHS
                                       ENDED              YEARS ENDED DECEMBER 31,
                                    DECEMBER 31, --------------------------------------------
                                        1990        1991        1992       1993       1994
                                    ------------ ----------  ---------- ---------- ----------
                                                 (DOLLAR AMOUNTS IN THOUSANDS)
OPERATING DATA:
Rentals of flight equipment.......   $  367,649  $  433,505  $  628,600 $  795,437 $  993,596
Flight equipment marketing........       45,408      38,238      46,845     53,680     76,193
Interest and other income.........       53,023      54,968      55,072     62,515     40,267
Total revenues....................      466,080     526,711     730,517    911,632  1,110,056
Expenses..........................      343,080     387,011     484,277    633,992    798,049
Income before income taxes........      123,000     139,700     246,240    277,640    312,007
Net income(1).....................       69,901      89,530     157,749    168,565    201,943
RATIO OF EARNINGS TO FIXED CHARGES
 AND PREFERRED STOCK DIVIDENDS(2):        1.33x        1.44x      1.75x      1.68x      1.59x
BALANCE SHEET DATA:
Flight equipment under operating
 leases (net of accumulated
 depreciation)....................   $2,633,627  $3,453,149  $4,759,899 $6,515,837 $8,851,079
Net investment in finance and
 sales-type leases................      260,396     247,936     242,445    290,269     92,233
Total assets......................    3,523,626   4,563,622   6,079,765  8,139,821 10,353,132
Total debt........................    2,497,074   3,242,010   4,242,288  5,819,481  7,583,006
Shareholders' equity..............      632,323     815,208   1,156,195  1,409,181  1,640,772
OTHER DATA:
Aircraft owned at period end(3)...          106         132         176        230        270
Aircraft sold or remarketed during
 the period.......................           13           8           7          9         24

- ------------
(1) Includes an extraordinary loss of $7,035,000 in 1990.
(2) See Exhibit 12.
(3) See "Item 2. Properties--Flight Equipment".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

INDUSTRY CONDITION

  In recent years, many airlines have experienced economic difficulties and some have filed for bankruptcy or similar proceedings or have requested that their leases be restructured. The Company has restructured leases with both foreign and domestic lessees. Such restructurings have involved the voluntary termination of leases prior to lease expiration, the replacement of leased aircraft with smaller, less expensive leased aircraft, the arrangement of subleases from the primary lessee to another airline and the rescheduling of lease payments. In eight instances between January 1989 and December 31, 1993, the Company has been required to repossess aircraft. Recently, however, the Company has seen some stabilization and a small reversal in this trend which resulted in only four lessees requesting lease restructurings and no repossessions in 1994. In January 1995, the Company repossessed one A320 aircraft from an airline. As of February 8, 1995, the aircraft had been re-leased.

FINANCIAL CONDITION

  The Company borrows funds for the purchases of flight equipment, including the making of progress payments during the construction phase, principally on an unsecured basis from various sources. At December 31, 1994, 1993 and 1992, the Company's debt financing was comprised of the following:

                                                1994        1993        1992
                                             ----------  ----------  ----------
                                                  (DOLLARS IN THOUSANDS)
     Public term debt with single
      maturities...........................  $2,950,000  $2,550,000  $1,800,000
     Public medium-term notes with varying
      maturities...........................   2,011,770   1,765,920   1,428,000
     Capital lease obligations.............     305,400         --          --
     Bank and other term debt..............      43,503      68,778      76,879
                                             ----------  ----------  ----------
        Total term debt....................   5,310,673   4,384,698   3,304,879
     Commercial paper......................   1,972,361   1,444,977     944,451
     Bank lines of credit and revolvers....     319,000         --          --
     Less: Deferred debt discount..........     (19,028)    (10,194)     (7,042)
                                             ----------  ----------  ----------
      Debt financing.......................  $7,583,006  $5,819,481  $4,242,288
                                             ==========  ==========  ==========
     Composite interest rate...............        6.41%      5.89%       6.55%
     Percentage of total debt at fixed
      rate.................................       66.98%     74.77%      77.01%
     Composite interest rate on fixed debt.        6.65%      6.70%       7.49%
     Bank prime rate.......................        8.50%      6.00%       6.00%

  The interest on substantially all the public debt (exclusive of the commercial paper) is fixed for the term of the note. As of December 31, 1994, the Company had committed revolving loans and lines of credit with 29 banks aggregating $1.226 billion and uncommitted lines of credit with two banks aggregating $125 million. Bank debt principally provides for interest rates that vary according to the pricing option then in effect and range from prime, .25% to 3/8% over LIBOR or .375% to .425% over CD rates, at the Company's option. Bank financings are subject to facility fees of up to .1875% of amounts available.

  On February 2, 1995, the Company replaced $1.121 billion of the committed revolving loans and lines of credit with a new, expanded facility for $1.8 billion. The new facility is subject to a facility fee of up to .10% which is lower than that for the original facility.

  The Company has an effective shelf registration with respect to $2.449 billion of debt securities, under which $300 million of notes were sold through 1994. Additionally, a $1 billion Medium-Term Note program has been implemented under the shelf registration, under which $535.6 million has been sold through December 31, 1994.

  As of December 31, 1994, the Company had entered into an Export Credit Lease facility in the amount of $555 million for the acquisition of up to 10 Airbus aircraft originally scheduled to be delivered in 1994. As of December 31, 1994, the Company had cancelled the options to finance four of the aircraft aggregating $131 million. An additional $315 million was used to finance four of the aircraft in 1994. The remaining $109 million will be used for aircraft to be delivered in 1995. In addition, as of December 31, 1994, the Company entered into a second Export Credit Lease facility in the amount of $1,375 million which is available for the acquisition of up to 21 Airbus aircraft to be delivered in 1995. Both Export Credit Lease facilities provide ten year, amortizing loans. The interest rate on 62.5% of the total financing available is 6.55%, the interest rate on 22.5% of the financing available varies between 6.18% and 6.89%. The remaining 15% of the financing available provides for LIBOR based pricing.

  Since AIG's acquisition of the Company in 1990, through December 31, 1994, AIG has contributed $250 million of additional capital to the Company.

  In each of 1992, 1993 and February 1995, the Company sold $100 million of Market Auction Preferred Stock.

  The Company believes that it has sufficient financing sources available to meet its capital requirements through fiscal 1995.

  In the normal course of business, the Company employs a variety of off-balance sheet financial instruments and other derivative products to manage its exposure to interest rates and the resulting impact of changes in interest rates on earnings, with the objective to lower its overall borrowing cost and to maintain its optimal mix of variable and fixed rate interest obligations. These derivative products include interest rate swap agreements, interest rate spreadlocks and interest rate swap options ("swaptions").

  The counterparties to the Company's derivative instruments are all recognized U.S. derivative dealers. The counterparties to the majority of the notional amounts of the Company's derivative instruments are AAA rated and all have at least an A credit rating. The Company currently does not, although it can in certain circumstances, require its counterparties to provide security for its positions with the Company. Any failure of the instruments or counterparties to perform under the derivative contracts would have an immaterial impact on the Company's earnings.

RESULTS OF OPERATIONS

  The increase in revenues from rentals of flight equipment from $628.6 million in 1992 to $795.4 million in 1993 to $993.6 million in 1994 is due to the increase in both the size and relative cost of the fleet of leased flight equipment subject to operating lease from 167 in 1992 to 223 in 1993 to 262 in 1994.

  In addition to its leasing operations, the Company engages in the marketing of flight equipment on a principal and commission basis as well as the disposition of flight equipment at the end of the lease term. Revenue from such flight equipment marketing increased from $46.8 million in 1992 to $53.7 million in 1993 to $76.2 million in 1994 as a result of the following number of aircraft transactions in each period:

                                                                  1994 1993 1992
                                                                  ---- ---- ----
      Sales of flight equipment..................................   3    2    0
      Commissions................................................  10    8    6
      Disposition of leased aircraft.............................  21    7    7

  In addition, in 1994 the Company sold eight engines.

  Interest and other income increased from $55.1 million in 1992 to $62.5 million in 1993 and decreased to $40.3 million in 1994. The increase in 1993 was due to an increase in notes receivable from $171.3 million (1992) to $337.9 million (1993). Additionally, the Company had dividend income of $6.4 million (1992) and $2.4 million (1993) from its investment in Alaska Air Group and realized $8.6 million (1992) and $16.3 million (1993) in deposit forfeitures and fees principally on repossessed aircraft and early lease terminations. The decrease in 1994 was due to the decline in dividend income due to the disposition of the Alaska Air Group Stock in 1993. In addition, due to the stabilization in the airline industry, the Company only realized $1.4 million (1994) in deposit forfeitures and fees on early lease terminations.

  Expenses as a percentage of total revenues were 66.3% for 1992 compared to 70.0% for 1993 and 71.9% for 1994. Interest expense increased from $243.5 million in 1992 to $301.2 million in 1993 to $376.6 million in 1994, primarily as a result of an increase in debt outstanding, excluding the effect of debt discount, from $4,249.3 million in 1992 to $5,829.7 million in 1993 to $7,602.0 million in 1994 to finance aircraft acquisitions, as affected by changes in interest rates during the periods. These interest rate changes caused the Company's composite borrowing rate to fluctuate as follows:

           December 31, 1991........................... 7.66%
           March 31, 1992.............................. 7.04
           June 30, 1992............................... 6.70
           September 30, 1992.......................... 6.60
           December 31, 1992........................... 6.55
           March 31, 1993.............................. 6.29
           June 30, 1993............................... 6.11
           September 30, 1993.......................... 6.05
           December 31, 1993........................... 5.89
           March 31, 1994.............................. 5.79
           June 30, 1994............................... 5.87
           September 30, 1994.......................... 6.09
           December 31, 1994........................... 6.41

  The balance of the increase in expenses is primarily attributable to increases in depreciation of flight equipment from $192.2 million in 1992 to $268.2 million in 1993 to $334.6 million in 1994 due to the addition of aircraft.

  Provision for overhauls increased from $28.1 million in 1992 to $39.9 million in 1993 to$57.6 million in 1994 due to an increase in the number of aircraft on which the Company collects overhaul reserves and therefore an increase in the number of hours flown for which an overhaul reserve is provided, partially offset by the reversal of reserves on aircraft which either changed lessees or were sold during the year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The response to this Item is submitted as a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  During the two fiscal periods prior to the date of the Company's most recent financial statements, the Company has not reported a change in accountants nor have there been any disagreements reported on any matter of accounting principles or practices or financial statement disclosure.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) and (2): Financial Statements and Financial Schedule: The response to this portion of Item 14 is submitted as a separate section of this report beginning on page 18.

  (a)(3) and (c): Exhibits: The response to this portion of Item 14 is submitted as a separate section of this report beginning on page 14.

  (b) Reports on Form 8-K: Current Reports on Form 8-K, event dates October 12, 1994 andDecember 6, 1994.

           INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                                   FORM 10-K
                           ITEMS 8, 14(A), AND 14(C)

            INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

  The following consolidated financial statements of the Company and its subsidiaries required to be included in Item 8 are listed below:

                                                                           PAGE
                                                                           ----
Report of Independent Auditors............................................  17
Consolidated Financial Statements:
 Balance Sheets at December 31, 1993 and 1994.............................  18
 Statements of Income for the years ended December 31, 1992, 1993 and
  1994....................................................................  19
 Statements of Shareholders' Equity for the years ended December 31, 1992,
  1993 and 1994...........................................................  20
 Statements of Cash Flows for the years ended December 31, 1992, 1993 and
  1994....................................................................  21
 Notes to Consolidated Financial Statements...............................  23

  The following financial statement schedule of the Company and its subsidiaries is included in Item 14(a)(2):

 CHEDULE NUMBERS                               DESCRIPTION                               PAGE
- ---------------                                -----------                               ----
 II               Valuation and Qualifying Accounts....................................   35

  All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

  The following exhibits of the Company and its subsidiaries are included in
Item 14(c):

EXHIBIT NUMBER                               DESCRIPTION
- --------------                               -----------
  3.1            Restated Articles of Incorporation of the Company, as amended through December 9, 1992, filed November 3, 1993 (filed as an ex-
                 hibit to Registration Statement No. 33-50913 and incorporated herein by reference).
  3.2            Certificate of Determination of Preferences of Series C Market Auc-
                 tion Preferred Stock.
  3.3            Certificate of Determination of Preferences of Series D Market Auc-
                 tion Preferred Stock.
  3.4            Certificate of Determination of Preferences of Series E Market Auc-
                 tion Preferred Stock.
  3.5            Certificate of Determination of Preferences of Series F Market Auc-
                 tion Preferred Stock.
  3.6            By-Laws of the Company, including amendment thereto dated August
                 31, 1990 (filed as an exhibit to Registration Statement No. 33-
                 37600 and incorporated herein by reference).
  4.1            Indenture dated as of November 1, 1991, between the Company and
                 Bank of America Illinois (formerly Continental Bank, National
                 Association), as Trustee (filed as an exhibit to Registration
                 Statement No. 33-43698 and incorporated herein by reference).
  4.2            The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the
                 Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries
 10.1*           Employment Agreement with Leslie L. Gonda (filed as an exhibit to
                 Form 10-Q for the fiscal quarter ended May 31, 1990 and incorpo-
                 rated herein by reference).
 10.2*           Employment Agreement with Steven F. Udvar-Hazy (filed as an exhibit to Form 10-Q for the fiscal quarter ended May 31, 1990 and incorpo-
                 rated herein by reference).
 10.3            General Terms Agreement, dated November 10, 1988 between AVSA,
                 S.A.R.L. and the Company, including Letter Agreements Nos. 1 through 4 relating thereto (filed as exhibits to Form 8-K, dated
                 January 25, 1989 and incorporated herein by reference).
 10.4            Purchase Agreement A321 dated February 14, 1990, between AVSA,
                 S.A.R.L. and the Company, including Letter Agreements relating thereto (filed as an exhibit to Form 10-K, for the thirteen months ended December 31, 1990 and incorporated herein by reference).
 10.5            Amendments Nos. 1 and 2 dated as of June 18, 1991 and as of
                 December 10, 1992, respectively, to Purchase Agreement No. A321 dated as of February 14, 1990 between AVSA, S.A.R.L. and the Com-
                 pany (filed as an exhibit to Form 10-K for the year ended December
                 31, 1992 and incorporated herein by reference).

- ------------
*Denotes management contract.

10.6         Purchase Agreements, Nos. 1770 and 1771, dated as of December 15,
             1992 between The Boeing Company and the Company, including Letter
             Agreements related to each Purchase Agreement (filed as an exhibit to Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).
10.7         Supplemental Agreement No. 1, dated as of June 4, 1993, to Purchase
             Agreement No. 1771 between The Boeing Company and the Company
             (filed as an exhibit to Form 8-K dated July 14, 1993 and incorpo-rated herein by reference).
10.8         Supplemental Agreement No. 2, dated July 15, 1993, to Purchase
             Agreement No. 1771 between The Boeing Company and the Company
             (filed as an exhibit to Form 10-Q dated June 30, 1993 and incorporated herein by reference).
10.9         Amendments Nos. 3 and 4 dated January 3, 1994 and February 28,
             1994, respectively, to the Airbus A321 Purchase Agreement dated as of February 14, 1990 between AVSA, A.S.R.L. and the Company (filed as an exhibit to Form 10-K dated December 31, 1993 and incorporated herein by reference).
10.10        Supplemental Agreement No. 2 dated December 7, 1993 to Purchase
             Agreement No. 1770 dated as of December 15, 1992 between The Boeing
             Company and the Company (filed as an exhibit to Form 10-K dated De-cember 31, 1993 and incorporated herein by reference).
10.11        Supplemental Agreement No. 3 dated October 26, 1993 to Purchase
             Agreement No. 1771 dated as of December 15, 1992 between The Boeing
             Company and the Company (filed as an exhibit to Form 10-K dated De-cember 31, 1993 and incorporated herein by reference).
10.12        Option Waiver Notice pursuant to Amendment No. 1, dated June 18,
             1991, to Purchase Agreement No. A321 dated as of February 14, 1990 between AVSA, S.A.R.L. and the Company (filed as an exhibit to Form
             10-Q dated June 30, 1994 and incorporated herein by reference).
10.13 Supplemental Agreement No. 3, dated as of August 5, 1994, to Pur-chase Agreement No. 1770 between The Boeing Company and the Company
             (filed as an exhibit to Form 10-Q dated September 30, 1994 and in-corporated herein by reference).
10.14 Supplemental Agreement No. 4, dated as of October 14, 1994, to Pur-chase Agreement No. 1770 between The Boeing Company and the Company
             (filed as an exhibit to Form 10-Q dated September 30, 1994 and in-corporated herein by reference).
10.15        Supplemental Agreement No. 5, dated as of November 16, 1994, to
             Purchase Agreement No. 1770 between The Boeing Company and the Com-pany (Confidential treatment requested).
10.16        Amendment No. 5 dated as of September 23, 1994 to the A321 Purchase
             Agreement dated as of February 14, 1990 between AVSA, S.A.R.L. and the Company.

10.17        Amendment No. 6 dated as of December 27, 1994 to the A321 Purchase
             Agreement dated as of February 14, 1990 between AVSA, S.A.R.L. and the Company (Confidential treatment requested).
10.18 Letter Agreements Nos. 1, 2, 3, 4, 5, 6 and 7, each dated as of De-cember 27, 1994 between AVSA, S.A.R.L. and the Company (Confiden-tial treatment requested).
10.19 Aircraft Facility Agreement, dated as of December 14, 1994, by and among the banks and financial institutions named therein, National
             Westminster Bank PLC, Encore Leasing Limited, ILFC (Bermuda) 7,
             Ltd., ILFC Ireland 2 Limited, ILFC (Bermuda) 5, Ltd., ILFC Ireland
             3 Limited, ILFC (Bermuda) 6 Ltd. and the Company (Confidential treatment requested).
10.20 Guarantee and Indemnity (Lessor), dated as of December 14, 1994, by and between the Company and Encore Leasing Limited.
10.21        Revolving Credit Agreement, dated as of February 2, 1995, among the
             Company, Union Bank of Switzerland, Los Angeles Branch, and the other banks listed therein providing up to $450,000,000.
10.22        Revolving Credit Agreement, dated as of February 2, 1995, among the
             Company, Union Bank of Switzerland, Los Angeles Branch, and the other banks listed therein providing up to $1,350,000,000.
12.          Computation of Ratio of Earnings to Fixed Charges and Preferred
             Stock Dividends.
23.          Consent of Ernst & Young LLP.
27.          Financial Data Schedule.

                        REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
International Lease Finance Corporation
Los Angeles, California

  We have audited the accompanying consolidated balance sheets of International Lease Finance Corporation as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Lease Finance Corporation at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                      ERNST & YOUNG LLP

Century City,
Los Angeles, California
February 21, 1995

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1994         1993
                                                       -----------  ----------
Cash, including interest bearing accounts of $45,831
 (1994) and $51,657 (1993)............................ $    52,891  $   61,566
Notes receivable--Notes B and D.......................     355,151     337,855
Net investment in finance and sales-type leases--Note
 C....................................................      92,233     290,269
Flight equipment under operating leases--Note G.......   9,928,416   7,295,241
 Less accumulated depreciation........................   1,077,337     779,404
                                                       -----------  ----------
                                                         8,851,079   6,515,837
Deposits on flight equipment purchases--Note J........     890,711     820,048
Accrued interest, other receivables and other assets..      71,238      81,244
Investments--Note D...................................      18,983      17,837
Deferred debt issue costs--less accumulated amortiza-
 tion of $22,346 (1994) and $16,390 (1993) ...........      20,846      15,165
                                                       -----------  ----------
                                                       $10,353,132  $8,139,821
                                                       ===========  ==========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued interest and other payables................... $   124,025      92,229
Debt financing, net of deferred debt discount of
 $19,028 (1994) and $10,194 (1993)--Note E............   7,583,006   5,819,481
Security and other deposits on flight equipment.......     478,486     437,004
Rentals received in advance...........................      72,557      41,951
Deferred income taxes--Note H.........................     487,410     339,753
Current income taxes..................................     (33,124)        222
Commitments and contingencies--Note J
SHAREHOLDERS' EQUITY--Notes E and F
 Preferred stock--no par value; 20,000,000 authorized
  shares; Market Auction Preferred Stock, $100,000 per
  share liquidation value; Series A, B, C and D, each
  having 500 shares issued and outstanding (1994 and
  1993)...............................................     200,000     200,000
 Common stock--no par value; 100,000,000 authorized
  shares, 35,818,122 (1994 and 1993) issued and out-
  standing............................................       3,582       3,582
 Paid-in capital......................................     582,941     532,941
 Retained earnings....................................     854,249     672,658
                                                       -----------  ----------
                                                         1,640,772   1,409,181
                                                       -----------  ----------
                                                       $10,353,132  $8,139,821
                                                       ===========  ==========

                            See accompanying notes.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                             (DOLLARS IN THOUSANDS)

                                                             YEARS ENDED
                                                            DECEMBER 31,
                                                     ---------------------------
                                                       1994      1993     1992
                                                     --------- -------- --------
Revenues:
 Rental of flight equipment--Note G.................  $993,596 $795,437 $628,600
 Flight equipment marketing.........................    76,193   53,680   46,845
 Interest and other.................................    40,267   62,515   55,072
                                                     --------- -------- --------
                                                     1,110,056  911,632  730,517
Expenses:
 Interest...........................................   376,560  301,205  243,536
 Depreciation.......................................   334,587  268,170  192,165
 Provision for overhaul.............................    57,619   39,893   28,055
 Selling, general and administrative--Note I........    29,283   24,724   20,521
                                                     --------- -------- --------
                                                       798,049  633,992  484,277
                                                     --------- -------- --------
  INCOME BEFORE INCOME TAXES........................   312,007  277,640  246,240
Provision for income taxes--Note H..................   110,064  109,075   88,491
                                                     --------- -------- --------
  NET INCOME........................................ $ 201,943 $168,565 $157,749
                                                     ========= ======== ========


                            See accompanying notes.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                         AUCTION PREFERRED STOCK      COMMON STOCK
                         -------------------------- -----------------
                          NUMBER OF                 NUMBER OF         PAID-IN   RETAINED
                            SHARES      AMOUNT        SHARES   AMOUNT CAPITAL   EARNINGS    TOTAL
                         -------------------------- ---------- ------ --------  --------  ----------
                                                 (DOLLARS IN THOUSANDS)
Balance at December 31,
 1991...................                            35,818,122 $3,582 $440,901  $370,725  $  815,208
 Capital contribution...                                                95,000                95,000
 Sales of MAPS
  preferred.............        1,000      $100,000                     (1,432)               98,568
 Dividend to AIG........                                                         (10,330)    (10,330)
 Net income.............                                                         157,749     157,749
                           ---------- ------------- ---------- ------ --------  --------  ----------
Balance at December 31,
 1992...................        1,000       100,000 35,818,122  3,582  534,469   518,144   1,156,195
 Sale of MAPS preferred.        1,000       100,000                     (1,528)               98,472
 Dividend to AIG........                                                         (11,359)    (11,359)
 Preferred stock
  dividends.............                                                          (2,692)     (2,692)
 Net income.............                                                         168,565     168,565
                           ---------- ------------- ---------- ------ --------  --------  ----------
Balance at December 31,
 1993...................        2,000 $     200,000 35,818,122 $3,582 $532,941  $672,658  $1,409,181
 Capital contribution...                                                50,000                50,000
 Dividend to AIG........                                                         (13,462)    (13,462)
 Preferred stock
  dividends.............                                                          (6,890)     (6,890)
 Net income.............                                                         201,943     201,943
                           ---------- ------------- ---------- ------ --------  --------  ----------
Balance at December 31,
 1994...................        2,000 $     200,000 35,818,122 $3,582 $582,941  $854,249  $1,640,772
                           ========== ============= ========== ====== ========  ========  ==========


                            See accompanying notes.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                               YEARS ENDED DECEMBER 31,
                                          ------------------------------------
                                             1994        1993         1992
                                          ----------  -----------  -----------
OPERATING ACTIVITIES:
 Net income.............................. $  201,943  $   168,565  $   157,749
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
 Depreciation of flight equipment........    334,587      268,170      192,165
 Deferred income taxes...................    147,657      113,793       49,102
 Amortization of deferred debt issue
  costs..................................      5,956        5,055        4,554
 Gain on sale of flight equipment and
  investments included in amount
  financed...............................    (53,627)     (24,806)     (12,973)
 Increase in notes receivable............    (36,608)      (8,694)      (7,398)
 Equity in net income of affiliates......     (2,022)      (3,036)      (3,354)
 Changes in operating assets and
  liabilities:
   (Increase) decrease in accrued
    interest, other receivables and other
    assets...............................     10,006      (21,110)     (30,762)
   Increase in accrued interest and other
    payables.............................     31,796       13,029       20,280
   Increase (decrease) in current income
    taxes payable........................    (33,346)     (20,262)      20,485
   Increase in rentals received in
    advance..............................     30,606        3,326       10,552
                                          ----------  -----------  -----------
Net cash provided by operating
 activities..............................    636,948      494,030      400,400
                                          ----------  -----------  -----------
INVESTING ACTIVITIES:
 Acquisition of flight equipment:
   For operating leases.................. (2,621,669)  (2,372,789)  (1,665,978)
   For finance leases....................     (4,790)                   (5,841)
 Proceeds from disposal of flight
  equipment--net of gain.................    119,799      126,005      119,482
 Advances on notes receivable............    (16,227)     (14,856)     (27,614)
 Collections on notes receivable.........    114,141       70,242       23,358
 Collections on finance and sales-type
  leases.................................      9,891       13,576       11,333
 Purchase of investments.................       (850)      (2,333)      (1,000)
 Sale of investments--net of gain........      1,727       32,822
                                          ----------  -----------  -----------
Net cash used in investing activities.... (2,397,978)  (2,147,333)  (1,546,260)
                                          ----------  -----------  -----------
FINANCING ACTIVITIES:
 Proceeds from debt financing............  4,746,500    4,265,761    2,462,790
 Payments in reduction of debt financing. (2,974,141)  (2,685,416)  (1,455,470)
 Proceeds from sale of MAPS preferred
  stock (net of issue costs).............                  98,472       98,568
 Cash contributions to capital by AIG....     50,000                    95,000
 Debt issue costs........................    (11,637)      (9,961)      (7,677)
 Change in unamortized debt discount.....     (8,834)      (3,154)       3,046
 Payment of common and preferred
  dividends..............................    (20,352)     (14,051)     (10,330)
 Increase in customer deposits...........     41,482      119,992       74,458
 Increase in deposits and progress
  payments...............................    (70,663)    (111,955)     (83,146)
                                          ----------  -----------  -----------
Net cash provided by financing
 activities..............................  1,752,355    1,659,688    1,177,239
                                          ----------  -----------  -----------
Net increase (decrease) in cash..........     (8,675)       6,385       31,379
Cash at beginning of year................     61,566       55,181       23,802
                                          ----------  -----------  -----------
 Cash at end of year..................... $   52,891  $    61,566  $    55,181
                                          ==========  ===========  ===========

(Table continued on next page)

(Table continued from previous page)

                                                      YEARS ENDED DECEMBER 31
                                                     ---------------------------
                                                       1994      1993     1992
                                                     --------  -------- --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid (received) during the year for:
 Interest (net of amount capitalized $44,610
  (1994), $39,363 (1993) and $36,291 (1992)).......  $352,805  $264,571 $223,036
 Income taxes......................................    (4,247)   15,395   17,619

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 1994
 Flight equipment with a net book value of $222,873 was transferred from finance and sales-type leases to operating leases.
 Flight equipment was received in exchange for notes receivable in the amount of $69,317.
 Notes and finance and sales-type leases in the amount of $177,857 were received as partial payments in exchange for flight equipment sold with a book value of $124,230.
 1993
 Flight equipment with a net book value of $60,478 was transferred from operating leases to finance and sales-type leases.
 Flight equipment was received in exchange for notes receivable in the amount of $41,987.
 Notes in the amount of $228,645 were received as partial payments in exchange for flight equipment sold with a book value of $204,185.
 Notes in the amount of $26,600 were received in exchange for investments in preferred stock with a book value of $26,153.
 1992
 Notes in the amount of $60,595 were received as partial payments in ex-change for flight equipment sold with a book value of $47,622.




                            See accompanying notes.

           INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Parent Company: International Lease Finance Corporation (the "Company") is a wholly owned subsidiary of American International Group, Inc. ("AIG"). AIG is a holding company which through its subsidiaries is primarily engaged in a broad range of insurance and insurance-related activities in the United States and abroad.

  Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Investments of less than 20% in other affiliates are carried at cost. Investments of between 20% and 50% in other affiliates are carried under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

  Intercompany Allocations: AIG allocates certain costs to its subsidiaries. The charges amounted to $2,506 (1994), $2,312 (1993) and $225 (1992).

  Rentals: The Company, as lessor, leases flight equipment principally under operating leases. Accordingly, income is reported over the life of the lease as rentals become receivable under the provisions of the lease or, in the case of leases with varying payments, under the straight-line method over the noncancelable term of the lease. In certain cases, leases provide for additional amounts based on usage.

  Flight Equipment Marketing: The Company is a marketer of flight equipment. Marketing revenues include all revenues from such operations consisting of net gains on sales of flight equipment, commissions and net gains on disposition of leased flight equipment.

  Flight Equipment: Flight equipment is stated at cost. Major additions and modifications are capitalized. Normal maintenance and repairs; airframe and engine overhauls; and compliance with return conditions of flight equipment on lease are provided by and paid for by the lessee. Under the provisions of most leases, for certain airframe and engine overhauls, the lessee is reimbursed for costs incurred up to but not exceeding contingent rentals paid the Company by the lessee. The Company provides a charge to operations for such reimbursements based primarily upon the hours utilized during the period and the expected reimbursement during the life of the lease.

  Generally, all aircraft are depreciated using the straight-line method over a 25 year life from the date of manufacture to a 15% residual value. Boeing 737-200 aircraft are depreciated to a residual value of 15% at December 31, 1996.

  At the time assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the related accounts and the difference, net of proceeds, is recorded as a gain or loss.

  Capitalized Interest: The Company borrows certain funds to finance progress payments for flight equipment being constructed to order. The interest incurred on such borrowings is capitalized and included in the cost of the equipment.

  Deferred Debt Issue Costs: Deferred debt issue costs incurred in connection with debt financing are being amortized over the life of the debt using the interest rate method.

           INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  Financial Instruments: As a result of the Company having specific aircraft purchase agreements, it has been able to obtain financing options for fixed rate debt. The financing is available upon the purchase of specific aircraft. However, the Company is not required to use the financing options to purchase the specific aircraft and may choose to use other financing methods. Acquired financing options that are expected to be designated as hedges of anticipated financing arrangements are carried at cost based on their allocated fair values. Such costs are amortized over the lives of the acquired financing options.

  The Company has granted certain parties the right but not the obligation to effectively convert certain of the Company's fixed note obligations to floating rate obligations based on an established notional amount. The proceeds of such option agreements are initially recorded as a liability. Subsequently, the value of such options agreements, as well as the cost allocated to undesignated aircraft financing options, are adjusted to fair value with changes in value recorded in income.

  When swap agreements resulting from this activity are effective in modifying the terms of actual debt agreements from a fixed rate basis to a floating rate basis, such swaps are treated by the accrual method. Periodic payments as well as the amortization (by a level yield method) of the initial value are treated as adjustments to interest expense from the related debt.

  Income Taxes: The Company and its U.S. subsidiaries are included in the consolidated federal income tax return of AIG. The Company and its subsidiaries are included in the combined California unitary tax return of AIG. The provision for income taxes is calculated on a separate return basis. Income tax payments are made pursuant to a tax payment allocation agreement whereby AIG credits or charges the Company for the corresponding increase or decrease (not to exceed the separate return basis calculation) in AIG's current taxes resulting from the inclusion of the Company in AIG's consolidated tax return. Intercompany payments are made when such taxes are due or tax benefits are realized by AIG.

  The deferred tax liability is determined based on the difference between the financial statement and tax basis of assets and liabilities and is measured at the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is determined by the change in the liability for deferred taxes ("Liability Method").

  Reclassifications: Certain amounts have been reclassified in the 1993 and 1992 financial statements to conform to the Company's 1994 presentation.

           INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

NOTE B--NOTES RECEIVABLE

  Notes receivable are primarily from the sale of flight equipment and are summarized as follows:

                                                                 1994     1993
                                                               -------- --------
   Fixed rate notes receivable due in varying installments to
    2004:
    Less than 8%.............................................  $132,341 $ 94,951
    8% to 9.99%..............................................   104,585   49,923
    10% to 12%...............................................     2,007    4,203
   Prime to prime plus 5% and Libor plus 1.1% to Libor plus
    1.5% notes receivable in varying installments to 2002....   116,218  188,778
                                                               -------- --------
                                                               $355,151 $337,855
                                                               ======== ========

  The Company restructured approximately $36,558 (1994) and $16,428 (1993) of lease payments, of which $18,010 was outstanding at December 31, 1994 and is included above.

  At December 31, 1994, the minimum future notes receivable payments to be received are as follows:

   1995................................................................ $118,908
   1996................................................................   73,565
   1997................................................................   18,995
   1998................................................................   39,353
   1999................................................................   29,401
   Thereafter..........................................................   74,929
                                                                        --------
                                                                        $355,151
                                                                        ========

NOTE C--NET INVESTMENT IN FINANCE AND SALES-TYPE LEASES

  The following lists the components of the net investment in finance and sales-type leases:

                                                               1994      1993
                                                             --------  --------
   Total minimum lease payments to be received.............. $101,888  $358,106
   Estimated residual values of leased flight equipment.....   29,127    76,328
   Less: Unearned income....................................  (38,782) (144,165)
                                                             --------  --------
   Net investment in finance and sales-type leases.......... $ 92,233  $290,269
                                                             ========  ========

  The decrease in 1994 primarily resulted from the conversion of three aircraft from finance leases to operating leases.

  Minimum future lease payments to be received for flight equipment on finance and sales-type leases at December 31, 1994 are as follows:

           1995..................................... $ 13,515
           1996.....................................   13,515
           1997.....................................   12,270
           1998.....................................   11,415
           1999.....................................   10,835
           Thereafter...............................   40,338
                                                     --------
           Total minimum lease payments to be
            received................................ $101,888
                                                     ========

           INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

NOTE D--INVESTMENTS

  Investments consist of the following:

                                                     1994            1993
                                                --------------- ---------------
                                                PERCENT         PERCENT
                                                 OWNED  AMOUNT   OWNED  AMOUNT
                                                ------- ------- ------- -------
Cost method:
Air Liberte....................................  10.8%  $ 4,154  10.8%  $ 4,154
Aeronautical Support Inc.......................  19.5%    1,000  19.5%    1,000
International Aircraft Investors...............   6.2%      300   6.2%      300
Southwest Airlines.............................  <1  %    1,000  <1  %    1,000
Others.........................................             850
Equity method:
Pacific Ocean Leasing Ltd......................  50.0%    7,223  50.0%    6,101
Pacific Asia Leasing Ltd.......................  25.0%    4,456  25.0%    3,681
Hoeri Corporation..............................                  50.0%    1,601
                                                        -------         -------
                                                        $18,983         $17,837
                                                        =======         =======

  In addition, the Company has notes receivable of $10,538 (1994) and $31,984
(1993) from companies in which it has investments.

  At December 31, 1994, the Company had seven aircraft on lease to Air Liberte and nine on lease to Southwest Airlines. These leases are similar in terms to those of unaffiliated customers.

  The Company has sold used aircraft and engines to International Aircraft Investors ("IAI") on terms similar to those of unaffiliated customers (see Note J). In exchange for these sales the Company has received notes which are included in Notes Receivable in the accompanying consolidated balance sheets (see Note B).

  The Company has a 50% interest in Pacific Ocean Leasing Ltd. ("POL"), a Bermuda corporation. POL presently owns one Boeing 767-200 aircraft, one spare engine and various spare parts on lease to an airline. Additionally, the Company has guaranteed the bank loan to POL (see Note J) and has a subordinated loan to POL, which is included in Notes Receivable on the accompanying consolidated balance sheets (see Note B).

  The Company has a 25% interest in Pacific Asia Leasing Ltd. ("PAL"), a Bermuda corporation. PAL presently owns one Boeing 767-300ER aircraft on lease to an airline. The Company guaranteed a bridge loan in connection with such purchase (see Note J).

  In 1993, the Company invested $1,601 for a 50% interest in Hoeri Corporation ("Hoeri"), a British Virgin Islands corporation. In 1994, the subordinated loan was paid off and the investment in the company was sold (see Note B).

           INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

NOTE E--DEBT FINANCING

  Debt financing is comprised of the following:

                                                           1994        1993
                                                        ----------  ----------
   Commercial Paper (weighted average interest rate at
    December 31, 5.73% (1994) and 3.34% (1993)).......  $1,972,361  $1,444,977
   Term Notes.........................................   2,950,000   2,550,000
   Medium-Term Notes..................................   2,011,770   1,765,920
   Capital Lease Obligations..........................     305,400
   Bank and other term debt...........................      43,503      68,778
   Bank lines of credit and revolvers.................     319,000
   Less: Deferred debt discount.......................     (19,028)    (10,194)
                                                        ----------  ----------
                                                        $7,583,006  $5,819,481
                                                        ==========  ==========

 Bank Financing:

  As of December 31, 1994, the Company had committed credit agreements with 29 commercial banks aggregating $1,226,000 and uncommitted lines of credit with two commercial banks in the amount of $125,000. Bank debt principally provides for interest rates that vary according to the pricing option then in effect and range from prime, .25% to 3/8% over LIBOR or .375% to .425% over CD rates, at the option of the Company. The interest rates on the uncommitted bank lines are fixed for a period of up to one year at rates determined by the banks. Bank debt is subject to facility fees of up to .1875% of amounts available. Bank financing is used primarily as backup for the Company's Commercial Paper program.

 Term Notes:

  The Company has issued the following Notes which provide for a single principal payment at maturity and cannot be redeemed prior to maturity:

                                                      INITIAL
                                                       TERM     1994     1993
                                                      ------- -------- --------
   6.50% Notes due April 1, 1994..................... 2 years $        $100,000
   Floating Rate Notes due September 1, 1994......... 2 years           100,000
   7.20% Notes due October 1, 1994................... 3 years           150,000
   6% Notes due January 15, 1995..................... 3 years  150,000  150,000
   8.20% Notes due April 15, 1995.................... 4 years  150,000  150,000
   4 7/8% Notes due September 15, 1995............... 3 years  100,000  100,000
   6 7/8% Notes due December 15, 1995................ 4 years  100,000  100,000
   5 3/4% Notes due January 15, 1996................. 3 years  150,000  150,000
   6 5/8% Notes due June 1, 1996..................... 4 years  100,000  100,000
   4 3/4% Notes due July 15, 1996.................... 3 years  100,000  100,000
   7.90% Notes due October 1, 1996................... 5 years  100,000  100,000
   6 3/8% Notes due November 1, 1996................. 4 years  150,000  150,000
   4 3/4% Notes due January 15, 1997................. 3 years  100,000
   5 7/8% Notes due February 1, 1997................. 4 years  100,000  100,000
   5 1/2% Notes due April 1, 1997.................... 4 years  100,000  100,000
   6 1/2% Notes due July 15, 1997.................... 5 years  150,000  150,000
   6 3/4% Notes due August 1, 1997................... 3 years  100,000

           INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

NOTE E--DEBT FINANCING (CONTINUED)

 Term Notes (continued):

                                                INITIAL
                                                 TERM        1994       1993
                                              ----------- ---------- ----------
   Floating Rate Notes due October 15, 1997.  4 1/2 years    100,000    100,000
   5 5/8% Notes due March 1, 1998...........      4 years    100,000
   5 3/4% Notes due March 15, 1998..........      5 years    100,000    100,000
   7% Notes due June 1, 1998................      4 years    100,000
   5 3/4% Notes due July 1, 1998............      5 years    100,000    100,000
   8.35% Notes due October 1, 1998..........      7 years    100,000    100,000
   5 3/4% Notes due January 15, 1999........      5 years    150,000
   6 5/8% Notes due April 1, 1999...........      5 years    100,000
   6 1/2% Notes due August 15, 1999.........      7 years    100,000    100,000
   6.20% Notes due May 1, 2000..............      7 years    100,000    100,000
   8 7/8% Notes due April 15, 2001..........     10 years    150,000    150,000
   8 3/8% Notes due December 15, 2004.......     10 years    100,000
                                                          ---------- ----------
                                                          $2,950,000 $2,550,000
                                                          ========== ==========

 Medium-Term Notes:

  The Company's Medium-Term Notes bear interest at rates varying between 3.75% and 9.88%, inclusive, with maturities from 1995 through 2004. The Medium-Term Notes provide for a single principal payment at the maturity of the respective note. They cannot be redeemed by the Company prior to maturity.

 Capital Lease Obligations:

  At December 31, 1994, the Company had guaranteed funding facilities with committed fixed rate funding for 1995 borrowings in the amount of $1,484,000. The facilities provide for funding the purchase of up to 23 Airbus aircraft during 1995. The Company has the right but not the obligation to utilize these facilities and will make this decision based on the cost of the facilities versus alternate funding opportunities existing on the exercise dates of the facilities.

  The Company's guaranteed funding facilities provide 10 year, fully amortizing debt in three interest rate tranches. The first 62.5% of the debt is at a fixed rate of 6.55%. The second 22.5% of the debt is at fixed rates varying between 6.18% and 6.89%. The final 15% of the debt is at a floating LIBOR based rate.

  Maturities of debt financing (excluding commercial paper) at December 31, 1994 are as follows:

      1995........................................................... $1,185,101
      1996...........................................................  1,090,252
      1997...........................................................  1,100,035
      1998...........................................................    958,435
      1999...........................................................    648,450
      Thereafter.....................................................    647,400
                                                                      ----------
                                                                      $5,629,673
                                                                      ==========

  Under the most restrictive provisions of the related borrowings, consolidated retained earnings at December 31, 1994, in the amount of $82,000 are unrestricted as to payment of dividends.

           INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

NOTE F--SHAREHOLDERS' EQUITY

 Preferred Stock:

  In November 1993 and December 1992, 500 shares each of Series C and D and 500 shares each of Series A and B, respectively, of Market Auction Preferred Stock ("MAPS") were issued in connection with public offerings at $100,000 per share. Proceeds, net of issuance costs, to the Company were $98,472 (1993) and $98,568 (1992). The MAPS have a liquidation value of $100,000 per share and are not convertible. The dividend rate, other than the initial rate, for each dividend period for each series will be reset approximately every 7 weeks (49 days) on the basis of orders placed in an auction. At December 31, 1994, the dividend rates for Series A, B, C and D were 4.88%, 5.125%, 4.53% and 4.60%, respectively.

 Stock Appreciation Rights:

  Stock Appreciation Rights ("SARs") were granted to certain employees of the Company during 1990. The SARs granted generally vest over a nine year period from the effective date and are exercisable immediately upon vesting. SARs initially have no value but can gain a cash value based upon the difference between a Benchmark Price and a Formula Price (based on adjusted pre-tax cash flow of the Company), but not in excess of an aggregate of $150,000, to be accrued and paid over the period of the plan. The SAR plan became effective on January 1, 1991. No value has been earned or accrued under the SAR plan as of December 31, 1994.

NOTE G--RENTAL INCOME

  Minimum future rentals on noncancelable operating leases of flight equipment which have been delivered at December 31, 1994 are as follows:

           YEAR ENDED
           ----------
           1995................................... $  944,295
           1996...................................    816,793
           1997...................................    626,652
           1998...................................    476,441
           1999...................................    339,036
           Thereafter.............................    657,035
                                                   ----------
                                                   $3,860,252
                                                   ==========

  Additional rentals earned by the Company based on the lessees' usage aggregated $122,321 (1994), $101,761 (1993) and $72,589 (1992). Flight
equipment is leased, under operating leases, with remaining terms ranging from one to 11 years.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE H--INCOME TAXES

  The provision (benefit) for income taxes is comprised of the following:

                                                       1994      1993     1992
                                                     --------  --------  -------
   Current:
    Federal......................................... $(34,027) $ (8,522) $34,944
    State...........................................   (3,508)    3,826    4,445
                                                     --------  --------  -------
                                                      (37,535)   (4,696)  39,389
   Deferred:
    Federal.........................................  149,364   103,220   46,513
    State...........................................   (1,765)   10,551    2,589
                                                     --------  --------  -------
                                                      147,599   113,771   49,102
                                                     --------  --------  -------
                                                     $110,064  $109,075  $88,491
                                                     ========  ========  =======

  The provision for deferred income taxes is comprised of the following temporary differences:

                                                    1994      1993      1992
                                                  --------  ---------  -------
Accelerated depreciation on flight equipment....  $180,137   $108,548  $47,906
Excess of state income taxes not currently de-
 ductible for Federal income tax purposes.......       626     (3,698)    (880)
Deferred sales-type leases......................      (806)    (1,092)  (3,644)
Provision for overhauls.........................    (9,951)    (3,613)  (3,666)
Rentals received in advance.....................   (14,511)    (1,077)  (4,149)
Straight line rents.............................    (2,315)     7,269   13,168
Changes in tax rates............................       --       6,056      --
Other...........................................   (5,581)      2,659   (1,874)
Investment and other tax credits................       --      (1,281)   2,096
                                                  --------  ---------  -------
    Subtotal....................................   147,599    113,771   48,957
Decrease (increase) in net operating loss for
 tax purposes only..............................       --         --       145
                                                  --------  ---------  -------
                                                  $147,599  $ 113,771  $49,102
                                                  ========  =========  =======

  The deferred tax liability at December 31, 1994 consists of the following:

                                                               1994
                                                             --------
     Accelerated depreciation on flight equipment........... $522,282
     Excess of state income taxes not currently deductible
      for Federal income tax purposes.......................  (10,089)
     Deferred sales-type leases.............................   15,996
     Provision for overhauls................................  (26,677)
     Rentals received in advance............................  (30,314)
     Straight line rents....................................   18,034
     Other..................................................   (1,822)
                                                             --------
                                                             $487,410
                                                             ========

           INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

NOTE H--INCOME TAXES (CONTINUED)

  A reconciliation of computed expected total provision for income taxes to the amount recorded is as follows:

                                                     1994      1993     1992
                                                   --------  --------  -------
Computed expected provision based upon a federal
 rate of 35% (1994 and 1993) and 34% (1992) ...... $109,202   $97,174  $83,722
State income taxes, net of Federal income taxes...    5,772     9,345    4,642
Foreign sales corporation benefit.................   (3,178)   (3,324)     --
Dividend received exclusion.......................      --       (598)  (1,526)
Other.............................................   (1,732)      422    1,653
Adjustments of deferred tax liability for changes
 in tax rates.....................................      --      6,056      --
                                                   --------  --------  -------
                                                   $110,064  $109,075  $88,491
                                                   ========  ========  =======

NOTE I--OTHER INFORMATION

 Concentration of Credit Risk

  The Company leases and sells aircraft to airlines. All of the lease receivables and the majority of notes receivable are from airlines located throughout the world. The Company generally obtains deposits on leases and obtains collateral in flight equipment on notes receivable. The Company has no single customer which accounts for 10% or more of revenues.

 Segment Information

  The Company operates within one industry, the marketing of flight equipment through leasing and sales.

  Revenues include rentals of flight equipment to foreign airlines of $798,619
(1994), $655,773 (1993) and $546,452 (1992).

 Miscellaneous

  Interest and other revenue includes dividend income from its investment in Alaska Air Group $2,431 (1993) and $6,400 (1992) and security deposit forfeitures and early lease termination fees of $1,400 (1994), $16,329 (1993) and $8,565 (1992).

 Employee Benefit Plans

  The Company's employees participate in various benefit plans sponsored by AIG, including a noncontributory qualified defined benefit retirement plan and a voluntary savings plan (401(k) plan).

  AIG's U.S. plans do not separately identify projected benefit obligations and plan assets attributable to employees of participating affiliates. AIG's projected benefit obligations exceeded the plan assets at December 31, 1994 by $21,375.

 Gain on Disposition of Assets

  During 1992, proceeds from the sale and leaseback of aircraft were $26,000. The gain of $7,069 was deferred and is being credited to rent expense over the term of the applicable lease agreement.

           INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

NOTE J--COMMITMENTS AND CONTINGENCIES

 Aircraft orders and options

  At December 31, 1994, the Company had committed to purchase 236 aircraft deliverable from 1995 through 2000 at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $13,379,200.

  At December 31, 1994, the Company had options to purchase 51 aircraft deliverable from 1996 through 2001 at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $2,766,800.

  Most of these purchase commitments and options are based upon master arrangements with each of The Boeing Company ("Boeing"), AVSA, S.A.R.L., the sales subsidiary of Airbus Industrie ("Airbus"), Fokker Aircraft USA Inc. ("Fokker") and McDonnell Douglas Corporation ("McDonnell Douglas").

  The Boeing aircraft (models 737, 747, 757, 767 and 777), the Airbus aircraft (models A300, A310, A319, A320, A321, A330 and A340), the Fokker aircraft (model F-70) and the McDonnell Douglas aircraft (model MD-11) described above are either being purchased, or the options to purchase have been granted, pursuant to purchase agreements executed by the Company and Boeing, Airbus, Fokker or McDonnell Douglas, respectively. These agreements establish the pricing formulas (which include certain price adjustments based upon inflation and other factors) and various other terms with respect to the purchase of aircraft. Under certain circumstances, the Company has the right to alter the mix of aircraft type ultimately acquired. As of December 31, 1994, the Company had made non-refundable deposits (exclusive of capitalized interest) with respect to the aircraft which the Company has committed to purchase of approximately $430,080, $330,595, $2,000 and $39,181 with Boeing, Airbus,
Fokker and McDonnell Douglas, respectively.

  If all 287 aircraft were to be acquired, the estimated aggregate purchase price (including adjustment for anticipated inflation) would be approximately $16,146,000. Management anticipates that a significant portion of such aggregate purchase price will be funded by incurring additional debt. The exact amount of the indebtedness to be incurred will depend upon the actual purchase price of the aircraft, which can vary due to a number of factors, including inflation, and the percentage of the purchase price of the aircraft which must be financed.

 Asset Value Guarantees

  The Company guaranteed a portion of the residual value of one aircraft for a fee paid in 1990, four aircraft for fees paid in 1991 and five aircraft for fees paid in 1994. The aggregate guarantees at December 31, 1994, are $131,313 and, if called upon, are payable in the amounts of $2,000 (1995), $6,213
(1997), $3,100 (1999), $21,000 (2000), $63,000 (2003) and $36,000 (2006).

 Other Guarantees

  In connection with the acquisition of six aircraft by affiliates, the Company guaranteed the loans, which at December 31, 1994 aggregated $65,493.

  In connection with the acquisition of one aircraft by an unrelated company, the Company guaranteed an aggregate of $1,440 of lease payments through 1996.

           INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

NOTE K--FINANCIAL INSTRUMENTS

  In the normal course of business, the Company employs a variety of off-balance sheet financial instruments and other derivative products to manage its exposure to interest rates and the resulting impact of changes in interest rates on earnings, with the objective to lower its overall borrowing cost and to maintain its optimal mix of variable and fixed rate interest obligations. These derivative products include interest rate swap agreements, interest rate spreadlocks and interest rate swap options ("swaptions").

  The counterparties to the Company's derivative instruments are all recognized U.S. derivative dealers. The counterparties to the majority of the notional amounts of the Company's derivative instruments are AAA rated and all have at least an A credit rating. One of the counterparties is a related party of the Company. All derivative contracts between the Company and the related party are at arms length. The Company currently does not, although it can in certain circumstances, require its counterparties to provide security for its positions with the Company. Any failure of the instruments or counterparties to perform under the derivative contracts would have an immaterial impact on the Company's earnings.

  At December 31, 1994 and 1993, the Company had interest rate swap agreements with aggregate notional amounts of $294,761 and $125,000, respectively, which effectively converted certain fixed rate obligations with a weighted average interest rate of 6.46% (1994) and 5.56% (1993) to variable rate obligations equal to the six month LIBOR rate. In addition, at December 31, 1994 and 1993, the Company had an interest rate swap agreement with a notional amount of $100,000 which effectively converted a floating rate obligation equal to the one month commercial paper rate to a fixed rate obligation with a weighted average interest rate of 5.82%. Also, at December 31, 1994 the Company had an interest rate swap agreement with a notional amount of $50,000 which converted a floating rate obligation equal to two year U.S. Treasuries minus 0.25% to a floating rate obligation equal to three month LIBOR plus 0.25%. The interest rate swap agreements expire in 1996 ($25,000 notional value), 1997 ($100,000 notional value), 1998 ($100,000 notional value), 1999 ($50,000 notional value) and 2004 ($169,761 notional value).

  At December 31, 1994, the Company had committed swaption contracts with an aggregate notional amount of $1,116,280 substantially expiring through 1996. The swaptions grant to the option holder the right but not the obligation to effectively convert certain of the Company's fixed rate financing options with a weighted average interest rate of 6.78% to floating rates equal to the six month LIBOR rate. The swaptions were entered into with the objective to lower the Company's borrowing costs and to obtain its optimal mix of variable and fixed rate obligations.

  The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

    Cash and cash equivalents: The carrying value reported in the balance sheet for cash and cash equivalents approximates its fair value.

    Notes receivable: The fair values for notes receivable are estimated using discounted cash flow analyses, using interest rates currently being offered for similar loans to borrowers with similar credit ratings.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE K--FINANCIAL INSTRUMENTS (CONTINUED)

    Investments: It was not practicable to estimate the fair value of most of the Company's investments in the common and preferred stocks of other companies because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs. The carrying amount of these investments at December 31, 1994 represents the original cost or original cost plus the Company's share of earnings of the investment, which management believes is not impaired. For investments held by the Company that had a quoted market price at December 31, 1994, the Company used such quoted market price in estimating the fair value of such investments.

    Debt financing: The carrying value of the Company's commercial paper and term debt maturing within one year approximates its fair value. The fair value of the Company's long-term debt is estimated using discounted cash flow analyses, based on the Company's spread to Treasuries for similar debt at year-end.

    Off-balance-sheet instruments: Fair values for the Company's off-balance-sheet instruments are based on pricing models or formulas using current assumptions (swaps, swaptions and the guaranteed loan facility) and the amount of the guarantee which would not be covered by the fair value of the underlying collateral (loan guarantees and asset value guarantees).

  The carrying amounts and fair values of the Company's financial instruments at December 31, 1994 are as follows:

                                    CARRYING
                                    AMOUNT OF       FAIR VALUE OF
                                ASSET (LIABILITY) ASSET (LIABILITY)
                                ----------------- -----------------
   Cash and cash equivalents...    $   52,891        $   52,891
   Notes receivable............       355,151           347,828
   Investments.................        18,983            21,223
   Debt financing..............    (7,583,006)       (7,447,708)
   Off-balance-sheet financial
    instruments:
     Hedging Activities:
       Swaps...................          (544)          (17,601)
       Acquired financing
        options................           --             79,600
     Other Risk Management
      Activities:
       Swaptions...............       (72,905)          (72,905)
       Acquired financing
        options................        69,300            69,300
       Loan guarantees.........           --                --
       Asset value guarantees..           --                --

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

         COL. A             COL. B              COL. C               COL. D       COL. E
         ------          ------------ --------------------------- ------------ -------------
                                               ADDITIONS
                          BALANCE AT  CHARGED TO    CHARGED TO
                         BEGINNING OF COSTS AND  OTHER ACCOUNTS-- DEDUCTIONS--  BALANCE AT
      DESCRIPTION           PERIOD     EXPENSES      DESCRIBE     DESCRIBE(1)  END OF PERIOD
      -----------        ------------ ---------- ---------------- ------------ -------------
                                               (DOLLARS IN THOUSANDS)
Reserve for overhaul:
Year ended December 31,
 1994...................   $44,843     $57,619        $1,802(2)     $32,710       $71,554
Year ended December 31,
 1993...................   $34,965     $39,893        $    0        $30,015       $44,843
Year ended December 31,
 1992...................   $25,171     $28,055        $  675(2)     $18,936       $34,965

- --------
(1)Reimbursements to lessees for overhauls performed.
(2)Payments received from lessees in lieu of compliance with return conditions.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 20, 1995

                                      INTERNATIONAL LEASE FINANCE CORPORATION

                                      By           LESLIE L. GONDA
                                      ----------------------------------------
                                                  Leslie L. Gonda
                                               Chairman of the Board

  Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


             SIGNATURE               TITLE                          DATE
             ---------               -----                          ----
          LESLIE L. GONDA            Director                        March 20, 1995
- ------------------------------------
          Leslie L. Gonda

        STEVEN F. UDVAR-HAZY         Director                        March 20, 1995
- ------------------------------------
        Steven F. Udvar-Hazy

           LOUIS L. GONDA            Director                        March 20, 1995
- ------------------------------------
           Louis L. Gonda

          M. R. GREENBERG            Director                        March 20, 1995
- ------------------------------------
          M. R. Greenberg

         EDWARD E. MATTHEWS          Director                        March 20, 1995
- ------------------------------------
         Edward E. Matthews

       PETROS K. SABATACAKIS         Director                        March 20, 1995
- ------------------------------------
       Petros K. Sabatacakis

          HOWARD I. SMITH            Director                        March 20, 1995
- ------------------------------------
          Howard I. Smith

            ALAN H. LUND             Chief Financial Officer and     March 20, 1995
- ------------------------------------  Chief Accounting Officer
            Alan H. Lund


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

  Since the Registrant is a wholly owned subsidiary of AIG, no annual report to security holders for the year ended December 31, 1994 or proxy statement, form of proxy or other proxy soliciting materials have been sent to securities holders since January 1, 1990.