Form 10-Q
period 1995-03-31
INTERNATIONAL LEASE FINANCE CORP
filed 1995-05-12
CIK 714311

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10 - Q
           [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended............March 31, 1995.....

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

          Yes_____X_____                No____________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class               Outstanding at April 30, 1995
          -----               -----------------------------

Common Stock, no par value              35,818,122

     INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                              INDEX


Part I.   Financial Information:                         Page No.

   Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets-March 31,
          1995 and December 31, 1994                            3

     Condensed Consolidated Statements of Income
          Three Months Ended March 31, 1995 and 1994            4

     Condensed Consolidated Statements of Cash Flows
          Three Months Ended March 31, 1995 and 1994            5

     Notes to Condensed Consolidated Financial Statements       7

   Item 2.  Management's Discussion and Analysis of the
          Financial Condition and Results of Operations         8

Part II.  Other Information

   Item 6. Exhibits and Reports on Form 8-K                    10

     Signatures                                                11

     Index to Exhibits                                         12

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                March 31,    December 31,
                                                   1995          1994
                                               ----------    ------------
                                                  (Dollars in thousands)
                                                       (Unaudited)
ASSETS

Cash, including interest bearing accounts
  of $76,734 (1995) and $45,831 (1994)        $    82,062     $    52,891
Notes receivable                                  376,068         355,151
Net investment in finance and sales-
  type leases                                      90,805          92,233

Flight equipment under operating leases        10,935,116       9,928,416
  Less accumulated depreciation                 1,138,168       1,077,337
                                               ----------      ----------
                                                9,796,948       8,851,079
                                               ----------      ----------

Deposits on flight equipment purchases            875,895         890,711
Accrued interest, other receivables
  and other assets                                 87,547          71,238
Investments                                        18,877          18,983
Deferred debt issue costs-less
  accumulated amortization of $23,681
  (1995) and $22,346 (1994)                        24,849          20,846
                                              -----------     -----------

                                              $11,353,051     $10,353,132
                                              ===========     ===========

LIABILITIES AND SHAREHOLDER'S EQUITY

Accrued interest and other payables           $   170,179     $   124,025
Debt financing, net of deferred debt
  discount of $25,344 (1995) and $19,028
  (1994)                                        8,347,885       7,583,006
Security & other deposits on flight
  equipment                                       503,245         478,486
Rentals received in advance                        80,934          72,557
Deferred income taxes                             543,562          487,410
Current income taxes                              (66,982)        (33,124)

SHAREHOLDER'S EQUITY

Preferred stock--no par value; 20,000,000
  authorized shares
Market Auction Preferred Stock, $100,000 per
  share liquidation value; Series A,B,C,D,E
  and F (1995)and series A,B,C and D (1994)
  each having 500 shares issued and outstanding   300,000         200,000
Common stock--no par value; 100,000,000
  authorized shares, 35,818,122 (1995
  and 1994) issued and outstanding                  3,582            3,582
Additional paid-in capital                        581,427         582,941
Retained earnings                                 889,219         854,249
                                              -----------     -----------
                                                1,774,228       1,640,772
                                              -----------     -----------
                                              $11,353,051     $10,353,132
                                              ===========     ===========


        See notes to condensed consolidated financial statements

     INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
     FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND MARCH 31, 1994


                                                   1995            1994
                                                  -------         -------
                                                  (Dollars in thousands)
                                                        (Unaudited)

REVENUES:

     Rentals of flight equipment                 $280,415        $218,887
     Flight equipment marketing                    12,444           6,971
     Interest and other                            11,047          11,599
                                                  -------         -------
                                                  303,906         237,457
                                                  -------         -------
EXPENSES:

     Interest                                     117,316          78,795
     Depreciation                                  98,287          71,869
     Provision for overhaul                        13,452          10,760
     Selling, general & administrative              8,966           7,350
                                                  -------         -------
                                                  238,021         168,774
                                                  -------         -------

INCOME BEFORE INCOME TAXES                         65,885          68,683

     Provision for income taxes                    24,233          24,997
                                                  -------         -------

NET INCOME                                       $ 41,652        $ 43,686
                                                 ========        ========



        See notes to condensed consolidated financial statements

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND MARCH 31, 1994


                                                         1995        1994
                                                         ----        ----
                                                   (Dollars in thousands)
                                                         (Unaudited)
OPERATING ACTIVITIES:

Net Income                                        $    41,652  $   43,686
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation of flight equipment                  98,287      71,869
     Deferred income taxes                             56,152      33,077
     Amortization of deferred debt
          issue costs                                   1,335       1,404
     Gain on sale of flight equipment included
          in amount financed                           (6,607)     (1,075)
     Increase in notes receivable                      (6,539)     (2,629)
     Equity in net(income)loss of affiliates              106        (659)
Changes in operating assets and liabilities:
     Increase in accrued interest,
          other receivables and other assets          (16,309)    (10,610)
     Increase in accrued interest and
          other payables                                46,154      34,748
     Decrease in current income taxes payable         (33,858)     (9,830)
     Increase in rentals
          received in advance                           8,377      17,311
                                                   ----------   ---------
Net cash provided by operating activities             188,750     177,292
                                                   ----------   ---------


INVESTING ACTIVITIES:

Acquisition of flight equipment
     for operating leases                          (1,074,840)   (868,679)
Decrease in deposits and progress
     payments                                           14,816      78,612
Proceeds from disposal of flight
     equipment-net of gain                               6,792      64,064
Collections on notes receivable                         16,122      32,994
Advances on notes receivable                                       (4,641)
Collections on finance and sales-type
     leases                                             1,428       4,860
                                                   ----------   ---------
Net cash used in investing activities              (1,035,682)   (692,790)
                                                   ----------   ---------

FINANCING ACTIVITIES:

Proceeds from debt financing                         2,217,389   1,404,125
Payments in reduction of debt financing            (1,446,194)   (808,616)
Proceeds from sale of MAPS preferred stock
     (net of issue costs)                               98,486
Debt issue costs                                       (5,338)     (3,720)
Change in unamortized debt discount                    (6,317)     (5,995)
Increase(decrease) in customer deposits                24,759     (37,592)
Payment of common and preferred dividends              (6,682)     (5,350)
                                                   ----------   ---------
Net cash provided by financing activities             876,103     542,852
                                                   ----------   ---------

     Increase in cash                                  29,171      27,354
Cash at beginning of period                            52,891      61,566
                                                   ----------   ---------
Cash at end of period                             $    82,062  $   88,920
                                                  ===========  ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                      1995         1994
                                                      ----         ----
                                                  (Dollars in thousands)
                                                       (Unaudited)
Cash paid during the period for:
Interest (net of amount capitalized $14,118
   (1995) and $10,680 (1994))                      $65,809      $38,853
Income taxes                                         1,873        1,750

1995:
  Notes in the amount of $30,500 were received as partial payment in exchange for flight equipment sold with a book value of $23,893.


1994:
  Notes in the amount of $6,225 were received as partial payment in exchange for flight equipment sold with a book value of $5,150.


        See notes to condensed consolidated financial statements

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                                   (UNAUDITED)


A. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassification have been made to the 1994 condensed consolidated financial statements to conform to the 1995 presentation. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

                    INTERNATIONAL LEASE FINANCE CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   FINANCIAL CONDITION

        The Company borrows funds for the purchase of flight equipment, including the making of progress payments during the construction phase, principally on an unsecured basis from various sources. The Company's debt financing was comprised of the following at the following dates:


                                           Dec. 31,    March 31,
                                             1994        1995
                                           --------    ---------
                                          (Dollars in thousands)
   Public term debt with single
     maturities                          $2,950,000   $3,150,000
   Public medium-term notes with
     varying maturities                   2,011,770    2,245,770
   Capital lease obligations                305,400      712,300
   Bank and other term debt                  43,503       42,502
                                          ---------    ---------

     Total term debt                      5,310,673    6,150,572
   Commercial paper                       1,972,361    2,182,657
   Bank lines of credit and revolvers       319,000       40,000
   Less: Deferred debt discount             (19,028)     (25,344)
                                          ---------    ---------
      Total Debt Financing               $7,583,006   $8,347,885
                                          =========   ==========
   Composite interest rate                   6.41%        6.69%
   Percentage of total debt at fixed rates  66.98%       70.12%
   Composite interest rate on fixed rate
     debt                                    6.65%        6.81%
   Bank prime rate                           8.50%        9.00%


        The interest on substantially all the public debt (exclusive of the commercial paper) is fixed for the term of the note. The Company has committed revolving loans and lines of credit with 39 banks aggregating $1,905 million and uncommitted lines of credit with two banks aggregating $125 million. Bank debt principally provides for interest rates that vary according to the pricing option then in effect and range from prime, .25% to 3/8% over LIBOR or .395% to .425% over CD rates, at the Company's option. Bank financings are subject to facility fees of up to .15% of amounts available.

       The Company has an effective shelf registration with respect to $2.449 billion of debt securities, under which $650 million of notes were sold through March 31, 1995. Additionally, a $1 billion Medium Term Note Program has been implemented under the shelf registration, under which $799.6 million has been sold through March 31, 1995.

      As of March 31, 1995, the Company has Export Credit Lease Facilities aggregating $1,930 million for the acquisition of up to 31 Airbus aircraft to be delivered in 1994 and 1995. As of March 31, 1995, the Company had cancelled the options to finance four of the aircraft aggregating $131 million. An additional $721.9 million was used to finance ten of the aircraft delivered in 1994 and 1995. The remaining $1,077.1 million may be used for aircraft scheduled to be delivered during the remainder of 1995.

      The Company believes that it has sufficient financing sources available to meet its capital requirements through 1995.

                 INTERNATIONAL LEASE FINANCE CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations-Three months ended March 31, 1995 versus March 31,
- ---------------------
1994.

     The increase in revenues from the rentals of flight equipment from $218,887,000 in 1994 to $280,415,000 in 1995, a 28.1% increase, is attributable to the acquisition of additional new aircraft as the fleet of flight equipment on operating lease increased from 245 at March 31, 1994 to 277 at March 31, 1995, a 13.1% increase.

     In addition to its leasing operations, the Company actively engages in the marketing of flight equipment on a principal and commission basis as well as the disposition of flight equipment at the end of the lease term. Revenue from such flight equipment marketing increased from $6,971,000 in 1994 to $12,444,000 in 1995 as a result of the nature and number of the related flight equipment marketed. Flight equipment marketing revenue consisted of the following number of transactions in each period:

                                                 1995      1994
                                                 ----      ----
          Sales of flight equipment                 -        -
          Commissions                               2        2
          Disposition of leased flight equipment    9        2


     Expenses as a percentage of total revenues increased to 78.3% in the first quarter of 1995 compared to 71.1% in the first quarter of 1994. Interest expense increased from $78,795,000 in 1994 to $117,316,000 in 1995 primarily as a result of an increase in gross debt outstanding at quarter end from $6,425 million at 1994 to $8,373 million at 1995 to finance aircraft acquisitions. In addition, the Company's composite borrowing rate increased as follows:


                                    1995       1994     Increase
                                    ----       ----     --------
          Beginning of Quarter      6.41%      5.89%       .52%
          End of Quarter            6.69%      5.79%       .90%
                                    ----       -----      -----
          Average                   6.55%      5.84%       .71%


     Depreciation of flight equipment increased from $71,869,000 in 1994 to $98,287,000 in 1995 due to the addition of aircraft.

     On a relative basis, interest expense increased more than revenues from rentals of flight equipment in the first quarter of 1995. Since aircraft lease negotiations generally occur in advance of the delivery of the aircraft, interest rate movements subsequent to the negotiation of the lease rate and prior to the financing of the subject aircraft will have a positive impact on the results of operations in a falling interest rate environment and a negative impact in a rising interest rate environment. The current higher level of interest rates has had a negative impact on the Company's results of operations. Depending upon the future movement of interest rates and the blend of fixed versus floating rate debt, the interest expense relative to revenues from rentals of flight equipment may be positively or negatively impacted.

     Provision for overhauls increased from $10,760,000 in 1994 to $13,452,000 in 1995 due to an increase in the number of aircraft on which the Company collects overhaul reserves and therefore an increase in the number of hours flown for which an overhaul reserve is provided.

     The Company's effective income tax rate increased from 36.4% in 1994 to 36.8% in 1995.

             PART II. OTHER INFORMATION


   Item 6.   Exhibits and Reports on Form 8-K

        a)   Exhibits:

               10   Supplemental Agreement No. 6, dated as of
                      April 7, 1995, to Purchase Agreement No.
                      1770 between the Company and The Boeing
                      Company.

               12   Computation of Ratio of Earnings to Fixed
                      Charges and Preferred Stock Dividends.

               27   Financial Data Schedule.

        b)   Reports on Form 8-K:

          1.   Form 8-K, event date January 12, 1995 (Item 7).
          2.   Form 8-K, event date January 17, 1995 (Item 7).
          3.   Form 8-K, event date February 27, 1995 (Item 7).
          4.   Form 8-K, event date May 4, 1995 (Item 7).

                            SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  INTERNATIONAL LEASE FINANCE CORPORATION




   May 12, 1995                  /s/ Leslie L. Gonda
   Date                          ------------------------
                                     LESLIE L. GONDA
                                     Chairman of the Board



   May 12, 1995                  /s/ Alan H. Lund
   Date                          -------------------------
                                     ALAN H. LUND
                                     Executive Vice President,
                                     Co-Chief Operating Officer
                                     and Chief Financial Officer

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                         INDEX TO EXHIBITS

Exhibit No.

    10 Supplemental Agreement No.6, dated as of April 7, 1995, to Purchase Agreement No. 1770 between the Company and The Boeing Company.

    12 Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

    27       Financial Data Schedule.