Form 10-K405/A
period 1994-12-31
INTERNATIONAL LEASE FINANCE CORP
filed 1995-07-19
CIK 714311

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                        ------------------------------

                                  FORM 10-K/A
                                 ANNUAL REPORT

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

  The Registrant hereby amends Exhibit 10.18 as set forth in Exhibit 10.18 attached hereto.

                                  SIGNATURES
  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 30, 1995

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


             SIGNATURE                TITLE                         DATE
             ---------                -----                         ----


          LESLIE L. GONDA             Director                      June 30, 1995
- ------------------------------------
          Leslie L. Gonda

        STEVEN F. UDVAR-HAZY          Director                      June 30, 1995
- ------------------------------------
        Steven F. Udvar-Hazy

           LOUIS L. GONDA             Director                      June 30, 1995
- ------------------------------------
           Louis L. Gonda

          M. R. GREENBERG             Director                      June 30, 1995
- ------------------------------------
          M. R. Greenberg

         EDWARD E. MATTHEWS           Director                      June 30, 1995
- ------------------------------------
         Edward E. Matthews

       PETROS K. SABATACAKIS          Director                      June 30, 1995
- ------------------------------------
       Petros K. Sabatacakis

          HOWARD I. SMITH             Director                      June 30, 1995
- ------------------------------------
          Howard I. Smith

            ALAN H. LUND              Chief Financial Officer and   June 30, 1995
- ------------------------------------   Chief Accounting Officer
            Alan H. Lund