Form 10-Q
period 1995-06-30
INTERNATIONAL LEASE FINANCE CORP
filed 1995-08-14
CIK 714311

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                         FORM 10 - Q
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended............June 30, 1995......

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

          Yes  ___X____            No____________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class               Outstanding at July 31, 1995
          _____               ____________________________
COMMON STOCK, NO PAR VALUE              35,818,122

      INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                              INDEX


Part I.   Financial Information:                         Page No.

   Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets
          June 30, 1995 and December 31, 1994 . . . . . . . .   3

     Condensed Consolidated Statements of Income
          Three Months Ended June 30, 1995 and 1994 . . . . .   4

     Condensed Consolidated Statements of Income
          Six Months Ended June 30, 1995 and 1994 . . . . . .   5

     Condensed Consolidated Statements of Cash Flows
          Six Months Ended June 30, 1995 and 1994 . . . . . .   6

     Notes to Condensed Consolidated Financial Statements . .   8

   Item 2.  Management's Discussion and Analysis of the
            Financial Condition and Results of Operations . .   9

Part II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . .  12

     Signatures . . . . . . . . . . . . . . . . . . . . . . .  13

     Index to Exhibits  . . . . . . . . . . . . . . . . . . .  14

          INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
         (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                               June 30,   December 31,
                                                  1995           1994
                                            ----------    -----------
                                            (Unaudited)

ASSETS
Cash, including interest bearing accounts
  of $36,497 (1995) and $45,831 (1994)      $    50,618    $    52,891
Notes receivable                                405,028        355,151
Net investment in finance and sales-
  type leases                                    89,588         92,233

Flight equipment under operating leases      12,195,666      9,928,416
  Less accumulated depreciation               1,176,159      1,077,337
                                             ----------      ---------
                                             11,019,507      8,851,079
                                             ----------      ---------

Deposits on flight equipment purchases          732,036        890,711
Accrued interest, other receivables
  and other assets                               74,288         71,238
Investments                                      18,914         18,983
Deferred debt issue costs-less
  accumulated amortization of $25,687
  (1995) and $22,346 (1994)                      28,647         20,846
                                             ----------       --------
                                            $12,418,626    $10,353,132
                                            ===========    ===========

LIABILITIES AND SHAREHOLDER'S EQUITY
Accrued interest and other payables         $   149,170    $   124,025
Debt financing, net of deferred debt
  discount of $27,125 (1995) and $19,028
  (1994)                                      9,375,877      7,583,006
Security & other deposits on flight
  equipment                                     467,598        478,486
Rentals received in advance                      86,738         72,557
Deferred income taxes                           581,798        487,410
Current income taxes                            (67,103)       (33,124)

SHAREHOLDER'S EQUITY
Preferred stock--no par value; 20,000,000
  authorized shares
Market Auction Preferred Stock, $100,000 per
  share liquidation value; Series A,B,C,D,E
  and F (1995) and Series A,B,C and D (1994)
  each having 500 shares issued and outstanding 300,000        200,000
Common stock--no par value; 100,000,000
  authorized shares, 35,818,122 (1995
  and 1994) issued and outstanding                3,582          3,582
Additional paid-in capital                      581,417        582,941
Retained earnings                               939,549        854,249
                                             ----------     ----------
                                              1,824,548      1,640,772
                                             ----------     ----------
                                            $12,418,626    $10,353,132
                                            ===========    ===========



       SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES CONDENSED
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
    FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND JUNE 30, 1994
                     (DOLLARS IN THOUSANDS)


                                           1995             1994
                                        -----------      ----------
                                               (Unaudited)

REVENUES:
     Rentals of flight equipment         $305,497        $244,123
     Flight equipment marketing            50,057          43,623
     Interest and other                    11,777           9,812
                                        ----------       ----------
                                          367,331         297,558
                                        ----------       ----------

EXPENSES:
     Interest                             136,511          90,544
     Depreciation                         103,888          83,335
     Provision for overhaul                17,869          13,502
     Selling, general & administrative     10,506           7,036
                                        ----------       ----------
                                          268,774         194,417
                                        ----------       ----------

INCOME BEFORE INCOME TAXES                 98,557         103,141
     Provision for income taxes            39,118          38,843
                                        ----------       ----------

NET INCOME                               $ 59,439        $ 64,298
                                        ==========       ==========

     SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

    INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
    FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND JUNE 30, 1994
                     (DOLLARS IN THOUSANDS)

                                          1995             1994
                                       -----------     -----------
                                               (Unaudited)
REVENUES:
     Rentals of flight equipment        $ 585,912       $ 463,010
     Flight equipment marketing            62,502          50,595
     Interest and other                    22,823          21,410
                                       -----------      -----------
                                          671,237         535,015
                                       -----------      -----------

EXPENSES:
     Interest                             253,827         169,339
     Depreciation                         202,175         155,204
     Provision for overhaul                31,321          24,262
     Selling, general & administrative     19,472          14,386
                                       -----------      -----------
                                          506,795         363,191
                                       -----------      -----------

INCOME BEFORE INCOME TAXES                164,442         171,824
     Provision for income taxes            63,351          63,840
                                       -----------      -----------

NET INCOME                              $ 101,091       $ 107,984
                                       ===========      ===========

SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

     INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND JUNE 30, 1994
                        (DOLLARS IN THOUSANDS)


                                                 1995             1994
                                             -----------      -----------
                                                       (Unaudited)

OPERATING ACTIVITIES:
Net Income                                   $   101,091     $   107,984
Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation of flight equipment            202,175         155,204
     Deferred income taxes                        94,388          75,004
     Amortization of deferred debt
        issue costs                                5,164           2,901
     Gain on sale of flight equipment
        included in amount financed              (24,933)        (33,967)
     Increase in notes receivable                 (8,553)        (34,545)
     Equity in net (income) loss of affiliates        69          (1,251)
Changes in operating assets and liabilities:
     (Increase) decrease in accrued interest,
        other receivables and other assets        (3,050)          1,385
     Increase in accrued interest and
        other payables                            25,145           8,725
     Decrease in current income taxes payable    (33,979)        (17,304)
     Increase in rentals received in advance      14,181          21,818
                                               -----------     -----------
Net cash provided by operating activities        371,698         285,954
                                               -----------     -----------

INVESTING ACTIVITIES:
Acquisition of flight equipment
   for operating leases                       (2,556,741)     (1,793,842)
Decrease in deposits and progress payments       158,675          90,899
Proceeds from disposal of flight
   equipment-net of gain                         141,047          69,449
Collections on notes receivable                   32,000          66,687
Advances on notes receivable                      (3,300)        (10,410)
Collections on finance and sales-type leases       2,645           7,224
Purchase of investments                                             (725)
                                              -----------     -----------
Net cash used in investing activities         (2,225,674)     (1,570,718)
                                              -----------     -----------

FINANCING ACTIVITIES:
Proceeds from debt financing                   4,219,654       2,783,050
Payments in reduction of debt financing       (2,418,686)     (1,464,003)
Proceeds from sale of MAPS preferred stock
   (net of issue costs)                           98,476
Debt issue costs                                 (12,965)         (5,814)
Change in unamortized debt discount               (8,097)         (8,780)
Decrease in customer deposits                    (10,888)        (28,306)
Payment of common and preferred dividends        (15,791)        (11,488)
                                               -----------     -----------
Net cash provided by financing activities      1,851,703       1,264,659
                                               -----------     -----------

   Decrease in cash                               (2,273)        (20,105)
Cash at beginning of period                       52,891          61,566
                                             ------------    ------------
Cash at end of period                        $    50,618     $    41,461
                                             ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:



                                            1995          1994
                                         -----------   -----------
                                           (Dollars in thousands)
                                                 (Unaudited)

Cash paid during the period for:
   Interest (net of amount capitalized
      $27,286 (1995) and $20,738 (1994)) $  223,909     $  157,655
   Income taxes                               2,942          6,140

1995:
   Notes in the amount of $134,600 were received as partial payment in exchange for flight equipment sold with a book value of $109,667. Flight equipment was received in exchange for notes receivable in the amount of $64,576.

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



    SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

      INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
         NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1995
                             (UNAUDITED)




A. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been
   included.   Certain reclassifications have been made to the
   1994 condensed consolidated financial statements to conform to the 1995 presentation. Operating results for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

                  INTERNATIONAL LEASE FINANCE CORPORATION
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

   The Company borrows funds for the purchase of flight equipment, including the making of progress payments during the construction phase, principally on an unsecured basis from various sources. The Company's debt financing was comprised of the following at the following dates:

                                             Dec. 31,      June 30
                                               1994          1995
                                         ------------    ------------
                                              (Dollars in thousands)
   Public term debt with single
     maturities                           $ 2,950,000     $ 3,300,000
   Public medium-term notes with
     varying maturities                     2,011,770       2,318,670
   Capital lease obligations                  305,400       1,134,700
   Bank and other term debt                    43,503          22,502
                                         ------------    -------------
     Total term debt                        5,310,673       6,775,872

   Commercial paper                         1,972,361       2,452,130
   Bank lines of credit                       319,000         175,000
   Less: Deferred debt discount               (19,028)        (27,125)
                                         ------------    -------------
     Total Debt Financing                 $ 7,583,006     $ 9,375,877
                                         ============    =============

   Composite interest rate                      6.41%           6.59%
   Percentage of total debt at fixed rates     66.98%          68.43%
   Composite interest rate on fixed rate
     debt                                       6.65%           6.75%
   Bank prime rate                              8.50%           9.00%

   The interest on substantially all the public debt (exclusive of the commercial paper) is fixed for the term of the note. The Company has committed revolving loans and lines of credit with 41 banks aggregating $1.96 billion and uncommitted lines of credit with two banks aggregating $125 million. Bank debt principally provides for interest rates that vary according to the pricing option then in effect and range from prime, .25% to 3/8% over LIBOR or .395% over CD rates, at the Company's option. Bank financings are subject to facility fees of up to .15% of amounts available.
   The Company has an effective shelf registration with respect to $2.45 billion of debt securities, under which $950 million of notes were sold through June 30, 1995. Additionally, a $1.25 billion Medium Term Note Program has been implemented under the shelf registration, under which $912.5 million has been sold through June 30, 1995.
   As of June 30, 1995, the Company has Export Credit Lease Facilities aggregating $1.93 billion for the acquisition of up to 31 Airbus aircraft to be delivered in 1994 and 1995. As of June 30, 1995 the Company had cancelled the options to finance seven of the aircraft aggregating $382.6 million. An additional $1,156.9 million was used to finance seventeen of the aircraft delivered in 1994 and 1995. The remaining $390.5 million may be used for aircraft scheduled to be delivered during the remainder of 1995.
   The Company believes that the combination of internally generated funds and debt financing currently available to the Company will allow the Company to meet its capital requirements for at least the next 12 months.

             INTERNATIONAL LEASE FINANCE CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS-Three months ended June 30, 1995 versus
June 30, 1994.
   The increase in revenues from the rentals of flight equipment from $244,123,000 in 1994 to $305,497,000 in 1995, a 25.1%
increase, is attributable to the increase in both the size and relative cost of the fleet of leased flight equipment subject to operating lease from 259 at June 30, 1994 to 290 at June 30, 1995, a 12.0% increase.
   In addition to its leasing operations, the Company actively engages in the marketing of flight equipment from its own portfolio as well as on a principal and commission basis. Revenue from such flight equipment marketing increased from $43,623,000 in 1994 to $50,057,000 in 1995 as a result of the nature and number of the related flight equipment marketed. Flight equipment marketing revenue consisted of the following number of transactions in each period:

                                                    1995    1994
                                                   ------  ------
             Sales of flight equipment                 2      3
             Commissions                               2      2
             Disposition of leased flight equipment   20      8

   Expenses as a percentage of total revenues increased to 73.2% in the second quarter of 1995 compared to 65.3% in the second quarter of 1994. Interest expense increased from $90,544,000 in 1994 to $136,511,000 in 1995 primarily as a result of an increase in gross debt outstanding at quarter end from $7,149 million at 1994 to $9,403 million at 1995 to finance aircraft acquisitions. In addition, the Company's composite borrowing rate fluctuated as follows:

                                          1995      1994    Increase
                                         ------    ------   --------
             Beginning of Quarter         6.69%     5.79%   .90%
             End of Quarter               6.59%     5.87%   .72%
                                         ------    ------   --------
             Average                      6.64%     5.83%   .81%

   Depreciation of flight equipment increased from $83,335,000 in 1994 to $103,888,000 in 1995 due to the addition of aircraft.
   On a relative basis, interest expense increased more than revenues from rentals of flight equipment in the second quarter of 1995. Since aircraft lease negotiations generally occur in advance of the delivery of the aircraft, interest rate movements subsequent to the negotiation of the lease rate and prior to the financing of the subject aircraft will have a positive impact on the results of operations in a falling interest rate environment and a negative impact in a rising interest rate environment. The current higher level of interest rates has had a negative impact on the Company's results of operations. Depending upon the future movement of interest rates and the blend of fixed versus floating rate debt, the interest expense relative to revenues from rentals of flight equipment may be positively or negatively impacted.
   Provision for overhauls increased from $13,502,000 in 1994 to $17,869,000 in 1995 due to an increase in the number of aircraft on which the Company collects overhaul reserves and therefore an increase in the number of hours flown for which an overhaul reserve is provided.
   Provision for income taxes increased from $38,843,000 in 1994 to $39,118,000 in 1995 as the Company's effective income tax rate increased from 37.7% in 1994 to 39.7% in 1995.

              INTERNATIONAL LEASE FINANCE CORPORATION
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS-Six months ended June 30, 1995 versus 1994.
   The increase in revenues from the rentals of flight equipment from $463,010,000 in 1994 to $585,912,000 in 1995, a 26.5%
increase, is attributable to the increase in both the size and relative cost of the fleet of leased flight equipment subject to operating lease from 259 at June 30, 1994 to 290 at June 30, 1995, a 12.0% increase.
   In addition to its leasing operation, the Company actively engages in the marketing of flight equipment from its own portfolio as well as on a principal and commission basis.
Revenue from such flight equipment marketing increased from $50,595,000 in 1994 to $62,502,000 in 1995 as a result of the nature and number of the related flight equipment marketed. Flight equipment marketing revenue consisted of the following number of transactions in each period:

                                                    1995    1994
                                                    -----   -----
             Sales of flight equipment                 2       3
             Commissions                               2       2
             Disposition of leased flight equipment   29      10

   Expenses as a percentage of total revenues increased to 75.5% in the first six months of 1995 compared to 67.9% in the first
six months of 1994.    Interest expense increased from
$169,339,000 in 1994 to $253,827,000 in 1995, primarily as a result of an increase in gross debt outstanding at the six months ended from $7,149 million at 1994 to $9,403 million at 1995 to finance aircraft acquisitions. In addition, the Company's composite borrowing rate fluctuated as follows:

                                       1995      1994    Increase
                                      ------    ------   --------
             Beginning of Six months   6.41%     5.89%     .52%
             End of Six months         6.59%     5.87%     .72%
                                      ------    ------   --------
             Average                   6.50%     5.88%     .62%

   Depreciation of flight equipment increased from $155,204,000 in 1994 to $202,175,000 in 1995 due to the addition of aircraft.
   On a relative basis, interest expense increased more than revenues from rentals of flight equipment in the first six months of 1995. Since aircraft lease negotiations generally occur in advance of the delivery of the aircraft, interest rate movements subsequent to the negotiation of the lease rate and prior to the financing of the subject aircraft will have a positive impact on the results of operations in a falling interest rate environment and a negative impact in a rising interest rate environment. The current higher level of interest rates has had a negative impact on the Company's results of operations. Depending upon the future movement of interest rates and the blend of fixed versus floating rate debt, the interest expense relative to revenues from rentals of flight equipment may be positively or negatively impacted.
   Provision for overhauls increased from $24,262,000 in 1994 to $31,321,000 in 1995 due to an increase in the number of aircraft on which the Company collects overhaul reserves and therefore an increase in the number of hours flown for which an overhaul reserve is provided.
   Provision for income taxes decreased from $63,840,000 in 1994 to $63,351,000 in 1995 as a result of a decrease in pretax income. However, the Company's effective income tax rate increased from 37.2% in 1994 to 38.5% in 1995.

                      PART II. OTHER INFORMATION


   Item 6.   Exhibits and Reports on Form 8-K

        a)   Exhibits:

             10.1 Purchase Agreement No. 1830, dated as of June
                  27, 1995, between the Company and The Boeing Company, including Letter Agreements relating thereto
                  (Confidential treatment requested).

             10.2 Supplemental Agreement No. 7, dated as of June
                  27, 1995, to Purchase Agreement No. 1770 between the Company and The Boeing Company (Confidential treatment requested).

             10.3 Supplemental Agreement No. 5, dated as of June
                  27, 1995, to Purchase Agreement No. 1771 between the Company and The Boeing Company (Confidential treatment requested).

             12   Computation of Ratio of Earnings to Fixed
                  Charges and Preferred Stock Dividends.

             27   Financial Data Schedule

        b)   Reports on Form 8-K:

             1.   Form 8-K, event date May 4, 1995 (Item 7)
             2.   Form 8-K, event date May 12, 1995 (Item 7)
             3.   Form 8-K, event date May 25, 1995 (Item 7)
             4.   Form 8-K, event date June 1, 1995 (Item 7)
             5.   Form 8-K, event date July 10, 1995 (Item 7)

                            SIGNATURES

        Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               INTERNATIONAL LEASE FINANCE CORPORATION




   August 14  , 1995              /s/ Leslie L. Gonda
   Date                          ______________________________
                                        LESLIE L. GONDA
                                        Chairman of the Board




   August 14  , 1995              /s/ Alan H. Lund
   Date                          ______________________________
                                        ALAN H. LUND
                                        Executive Vice President
                                        Co-Chief Operating Officer
                                          and Chief Financial Officer

         INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                        INDEX TO EXHIBITS

Exhibit No.

  10.1 Purchase Agreement No. 1830, dated as of June 27, 1995, between the Company and The Boeing Company, including Letter Agreements relating thereto (Confidential treatment requested).

  10.2 Supplemental Agreement No. 7, dated as of June 27, 1995, to Purchase Agreement No. 1770 between the Company and The Boeing Company (Confidential treatment requested).

  10.3 Supplemental Agreement No. 5, dated as of June 27, 1995, to Purchase Agreement No. 1771 between the Company and The Boeing Company (Confidential treatment requested).

  12 Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

  27     Financial Data Schedule