Form 10-Q
period 1995-09-30
INTERNATIONAL LEASE FINANCE CORP
filed 1995-11-13
CIK 714311

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10 - Q
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended.........September 30, 1995......

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

            Yes ___X___                     No____________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                   Outstanding at October 31, 1995
         -----                   -------------------------------
Common Stock, no par value                      35,818,122

  INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                          INDEX


Part I.     Financial Information:                         Page No.

   Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets
        September 30, 1995 and December 31, 1994. . . . . . . 3

     Condensed Consolidated Statements of Income
            Three Months Ended September 30, 1995 and 1994. . 4

      Condensed Consolidated Statements of Income
            Nine Months Ended September 30, 1995 and 1994 . . 5

      Condensed Consolidated Statements of Cash Flows
            Nine Months Ended September 30, 1995 and 1994 . . 6

      Note to Condensed Consolidated Financial Statements . . 8

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

   Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . 12

      Signatures. . . . . . . . . . . . . . . . . . . . . . . 13

      Index to Exhibits . . . . . . . . . . . . . . . . . . . 14

    INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS
    (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                           September 30, December 31,
                                                   1995         1994
                                            -----------  -----------
                                            (Unaudited)

ASSETS
Cash, including interest bearing accounts
  of $44,265 (1995) and $45,831 (1994)    $    47,778    $    52,891
Notes receivable                              391,006        355,151
Net investment in finance and sales-
  type leases                                  88,038         92,233

Flight equipment under operating leases    12,374,075      9,928,416
  Less accumulated depreciation             1,262,606      1,077,337
                                           ----------      ---------
                                           11,111,469      8,851,079
                                           ----------      ---------
Deposits on flight equipment purchases        780,328        890,711
Accrued interest, other receivables
  and other assets                             98,827         71,238
Investments                                    18,978         18,983
Deferred debt issue costs-less
  accumulated amortization of $27,992
  (1995) and $22,346 (1994)                    28,616         20,846
                                           ----------     ----------
                                          $12,565,040    $10,353,132
                                          ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued interest and other payables       $   175,929    $   124,025
Debt financing, net of deferred debt
  discount of $17,917 (1995) and $19,028
  (1994)                                    9,414,304      7,583,006
Security & other deposits on flight
  equipment                                   483,116        478,486
Rentals received in advance                    83,909         72,557
Deferred income taxes                         615,275        487,410
Current income taxes                          (74,474)       (33,124)
SHAREHOLDERS' EQUITY
Preferred stock--no par value; 20,000,000
  authorized shares
Market Auction Preferred Stock, $100,000
  per share liquidation value; Series A,B,C,D,E
  and F (1995) and Series A,B,C and D (1994)
  each having 500 shares issued and
  outstanding                                 300,000        200,000
Common stock--no par value; 100,000,000
  authorized shares, 35,818,122 (1995
  and 1994) issued and outstanding              3,582          3,582
Additional paid-in capital                    581,417        582,941
Retained earnings                             981,982        854,249
                                           ----------     ----------
                                            1,866,981      1,640,772
                                           ----------     ----------
                                          $12,565,040    $10,353,132
                                           ==========     ==========


SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

              INTERNATIONAL LEASE FINANCE CORPORATION
                    AND SUBSIDIARIES CONDENSED
                  CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995
                       AND SEPTEMBER 30, 1994
                       (DOLLARS IN THOUSANDS)


                                               1995           1994
                                            --------       --------
                                                (Unaudited)



REVENUES:
      Rentals of flight equipment          $331,229       $260,749
      Flight equipment marketing             20,574          8,937
      Interest and other                     12,537          9,142
                                            -------        -------
                                            364,340        278,828
                                            -------        -------
EXPENSES:
      Interest                              144,537         99,007
      Depreciation                          116,152         86,876
      Provision for overhaul                 19,781         14,357
      Selling, general & administrative      10,020          7,435
                                            -------        -------
                                            290,490        207,675
                                            -------        -------
INCOME BEFORE INCOME TAXES                   73,850         71,153
      Provision for income taxes             26,875         25,719
                                            -------        -------
NET INCOME                                 $ 46,975        $45,434
                                            =======        =======




      SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

       INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                      AND SEPTEMBER 30, 1994
                      (DOLLARS IN THOUSANDS)



                                      1995             1994
                                 ----------     -----------
                                        (Unaudited)
REVENUES:
  Rentals of flight equipment    $  917,141      $  723,759
  Flight equipment marketing         83,076          59,531
  Interest and other                 35,360          30,553
                                  ---------       ---------
                                  1,035,577         813,843
                                  ---------       ---------

EXPENSES:
  Interest                          398,364         268,346
  Depreciation                      318,328         242,080
  Provision for overhaul             51,102          38,619
  Selling, general & administrative  29,491          21,821
                                   --------       ---------
                                    797,285         570,866
                                   --------       ---------

INCOME BEFORE INCOME TAXES          238,292         242,977
  Provision for income taxes         90,226          89,559
                                   --------       ---------


NET INCOME                       $  148,066      $  153,418
                                  =========       =========




     SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

   INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                     AND SEPTEMBER 30, 1994
                     (DOLLARS IN THOUSANDS)



                                                 1995             1994
                                              ----------        --------
                                                      (Unaudited)



OPERATING ACTIVITIES:
Net Income                                   $   148,066         153,418
Adjustments to reconcile net income
 to net cash provided by operating activities:
  Depreciation of flight equipment               318,328         242,080
    Deferred income taxes                        127,865         112,353
    Amortization of deferred debt
      issue costs                                  8,197           4,666
    Gain on sale of flight equipment
      included in amount financed                (27,107)        (39,354)
    Increase in notes receivable                  (8,553)        (34,349)
    Equity in net (income) loss of affiliates          5          (1,807)
Changes in operating assets and liabilities:
    (Increase) decrease in accrued interest,
      other receivables and other assets         (27,589)          8,158
    Increase in accrued interest and
      other payables                              51,904          51,650
    Decrease in current income taxes payable     (41,350)        (29,050)
    Increase in rentals received in advance       11,352          21,774
                                               ---------        --------
Net cash provided by operating activities        561,118         489,539
                                               ---------        --------

INVESTING ACTIVITIES:
Acquisition of flight equipment
  for operating leases                        (2,905,844)     (1,999,101)
(Increase) decrease in deposits and              110,383         (18,172)
  progress payments
Proceeds from disposal of flight
  equipment-net of gain                          279,210          90,815
Collections on notes receivable                   51,021          93,122
Advances on notes receivable                      (3,300)        (16,227)
Collections on finance and sales-type leases       4,195           8,281
Purchase of investments                                             (725)
                                               ---------       ---------
Net cash used in investing activities         (2,464,335)     (1,842,007)
                                               ---------       ---------

FINANCING ACTIVITIES:
Proceeds from debt financing                   4,993,739       3,484,697
Payments in reduction of debt financing       (3,163,552)     (2,138,900)
Proceeds from sale of MAPS preferred stock
  (net of issue costs)                            98,476
Debt issue costs                                 (15,967)         (7,882)
Change in unamortized debt discount                1,111          (9,190)
Increase in customer deposits                      4,630           3,754
Payment of common and preferred dividends        (20,333)        (15,723)
                                               ---------       ---------
Net cash provided by financing activities      1,898,104       1,316,756
                                               ---------       ---------

  Decrease in cash                                (5,113)        (35,712)
Cash at beginning of period                       52,891          61,566
                                               ---------       ---------
Cash at end of period                        $    47,778    $     25,854
                                               =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


                                                   1995           1994
                                                  --------      --------
                                                 (Dollars in thousands)
                                                      (Unaudited)



Cash paid (received) during the period for:
  Interest (net of amount capitalized
     $38,985 (1995)and $31,772 (1994))          $  323,112      $219,912
  Income taxes                                     (27,295)        6,255


1995:
  Notes in the amount of $139,600 were received as partial payment in exchange for flight equipment sold with a book value of $112,493. Flight equipment was received in exchange for notes receivable in the amount of $64,576.

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


         SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

   INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
      NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1995
                          (UNAUDITED)


A. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 1994 condensed consolidated financial statements to conform to the 1995 presentation. Operating results for the three and nine month periods ended
   September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended
   December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

             INTERNATIONAL LEASE FINANCE CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

   The Company borrows funds for the purchase of flight equipment, including the making of progress payments during the construction phase, principally on an unsecured basis from various sources. The Company's debt financing was comprised of the following at the following dates:


                                          Dec. 31,       September 30,
                                            1994              1995
                                          ----------      ----------
                                            (Dollars in thousands)

  Public term debt with single
    maturities                           $ 2,950,000     $ 3,300,000
   Public medium-term notes with
    varying maturities                     2,011,770       2,366,670
  Capital lease obligations                  305,400       1,118,424
  Bank and other term debt                    43,503          22,502
                                           ---------      ----------
    Total term debt                        5,310,673       6,807,596

  Commercial paper                         1,972,361      2,499,625
  Bank lines of credit                       319,000        125,000
  Less: Deferred debt discount               (19,028)       (17,917)
                                           ---------      ---------
     Total Debt Financing                $ 7,583,006     $9,414,304
                                           =========      =========

  Composite interest rate                       6.41%          6.50%
  Percentage of total debt at fixed rates      66.98%         68.59%
  Composite interest rate on fixed rate
    debt                                        6.65%          6.73%
  Bank prime rate                               8.50%          8.75%



  The interest on substantially all the public debt
  (exclusive of the commercial paper) is fixed for the term of the note. The Company has committed revolving loans and lines of credit with 40 banks aggregating $1.95 billion and uncommitted lines of credit with two banks aggregating
  $125 million. Bank debt principally provides for interest rates that vary according to the pricing option then in effect and range from prime, .25% to .30% over LIBOR or .395% over CD rates, at the Company's option. Bank financings are subject to facility fees of up to .10% of amounts available. The Company has an effective shelf registration with respect to $2.45 billion of debt securities, under which $1.05 billion of notes were sold through September 30, 1995. Additionally, a $1.25 billion Medium Term Note Program has been implemented under the shelf registration, under which $1.07 billion has been sold through September 30, 1995. During October, 1995, the Company filed and the SEC declared effective a shelf registration with respect to $2.1 billion of debt securities, under which $100 million of notes were sold through October 31, 1995. At October 31, 1995, the Company had $750 million available under its Medium Term Note Program.
  As of September 30, 1995, the Company has Export Credit
  Lease Facilities aggregating $1.93 billion for the acquisition of up to 31 Airbus aircraft with deliveries in 1994 and 1995. As of September 30, 1995 the Company had canceled the options to finance eight of the aircraft aggregating $470.6 million. An additional $1.16 billion of the facility was used to finance 17 of the aircraft delivered in 1994 and 1995. The Company believes that the combination of internally generated funds and debt financing currently available to the Company will allow the Company to meet its capital requirements for at least the next 12 months.

          INTERNATIONAL LEASE FINANCE CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS-Three months ended September 30, 1995 versus September 30, 1994.
  The increase in revenues from the rentals of flight equipment from $260.7 million in 1994 to $331.2 million in 1995, a 27% increase, is attributable to the increase in both the size and relative cost of the fleet of leased flight equipment subject to operating lease from 251 at September 30, 1994 to 287 at September 30, 1995, a 14% increase.
  In addition to its leasing operations, the Company actively engages in the marketing of flight equipment from its own portfolio as well as on a principal and commission basis. Revenue from such flight equipment marketing increased from $8.9 million in 1994 to $20.6 million in 1995 as a result of the nature of the related flight equipment marketed. Flight equipment marketing revenue consisted of the following number of transactions in each period:



                                             1995        1994
                                             ----        ----
      Sales of flight equipment               2           2
       Commissions                            2           2
      Disposition of leased flight equipment  9          13


  Expenses as a percentage of total revenues increased to 79.7% in the third quarter of 1995 compared to 74.5% in the third quarter of 1994. Interest expense increased from $99.0 million in 1994 to $144.5 million in 1995 primarily as a result of an increase in gross debt outstanding at quarter end from $7.2 billion at 1994 to $9.4 billion at 1995 to finance aircraft acquisitions. In addition, the Company's composite borrowing rate fluctuated as follows:

                                   1995      1994     Increase
                                   ----      ----     --------
      Beginning of Quarter         6.59%     5.87%         .72%
      End of Quarter               6.50%     6.09%         .41%
                                   ----      ----     --------
      Average                      6.54%     5.98%         .56%


  Depreciation of flight equipment increased from $86.9 million in 1994 to $116.2 million in 1995 due to the addition of aircraft.
  On a relative basis, interest expense increased more than revenues from rentals of flight equipment in the third quarter of 1995 as compared to 1994. Since aircraft lease negotiations generally occur in advance of the delivery of the aircraft, interest rate movements subsequent to the negotiation of the lease rate and prior to the financing of the subject aircraft will have a positive impact on the results of operations in a falling interest rate environment and a negative impact in a rising interest rate environment. The current higher level of interest rates has had a negative impact on the Company's results of operations. Recently, however, interest rates have declined. Should this trend continue, it will result in a reduction of interest expense relative to revenues from rentals of flight equipment.
  Provision for overhauls increased from $14.4 million in 1994 to $19.7 million in 1995 due to an increase in the number of aircraft from which the Company collects overhaul reserves and therefore an increase in the total number of hours flown for which an overhaul reserve is provided.
  Provision for income taxes increased from $25.7 million in 1994 to $26.9 million in 1995 as the Company's effective income tax rate increased from 36.1% in 1994 to 36.4% in 1995.

          INTERNATIONAL LEASE FINANCE CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS-Nine months ended September 30, 1995 versus September 30, 1994.
  The increase in revenues from the rentals of flight equipment from $723.8 million in 1994 to $917.1 million in 1995, a 27% increase, is attributable to the increase in both the size and relative cost of the fleet of leased flight equipment subject to operating lease from 251 at September 30, 1994 to 287 at September 30, 1995, a 14% increase. In addition to its leasing operation, the Company actively engages in the marketing of flight equipment from its own portfolio as well as on a principal and commission basis. Revenue from such flight equipment marketing increased from $59.5 million in 1994 to $83.1 million in 1995 as a result of the nature and number of the related flight equipment marketed. Flight equipment marketing revenue consisted of the following number of transactions in each period:

                                               1995       1994
                                               ----       ----
      Sales of flight equipment                 4           5
      Commissions                               2           2
      Disposition of leased flight equipment   38          23

  Expenses as a percentage of total revenues increased to 77.0% in the first nine months of 1995 compared to 70.1% in the first nine months of 1994. Interest expense increased from $268.3 million in 1994 to $398.4 million in 1995, primarily as a result of an increase in gross debt outstanding at the nine months ended from $7.2 billion at 1994 to $9.4 billion at 1995 to finance aircraft acquisitions. In addition, the Company's composite borrowing rate fluctuated as follows:

                                   1995      1994     Increase
                                   ----      ----     --------
      Beginning of Nine months     6.41%     5.89%         .52%
      End of Nine months           6.50%     6.09%         .41%
                                   ----      ----     --------
      Average                      6.45%     5.99%         .46%


  Depreciation of flight equipment increased from $242.1 million in 1994 to $318.3 million in 1995 due to the addition of aircraft.
  On a relative basis, interest expense increased more than revenues from rentals of flight equipment in the first nine months of 1995. Since aircraft lease negotiations generally occur in advance of the delivery of the aircraft, interest rate movements subsequent to the negotiation of the lease rate and prior to the financing of the subject aircraft will have a positive impact on the results of operations in a falling interest rate environment and a negative impact in a rising interest rate environment. The current higher level of interest rates has had a negative impact on the Company's results of operations. Recently, however, interest rates have declined. Should this trend continue, it will result in a reduction of interest expense relative to revenues from rentals of flight equipment.
  Provision for overhauls increased from $38.6 million in 1994 to $51.1 million in 1995 due to an increase in the number of aircraft from which the Company collects overhaul reserves and therefore an increase in the total number of hours flown for which an overhaul reserve is provided.
  Provision for income taxes increased from $89.6 million in 1994 to $90.2 million in 1995 as the Company's effective income tax rate increased from 36.9% in 1994 to 37.9% in 1995.

PART II. OTHER INFORMATION


  Item 6.  Exhibits and Reports on Form 8-K

       a)  Exhibits:

           10.1 Amendment No. 7 to the Airbus A321 Purchase Agreement dated as of July 5, 1995, between AVSA, S.A.R.L.
                 ("Airbus") and the Company (Confidential treatment requested).

           10.2 Amendment No. 8 to the Airbus A321 Purchase Agreement dated as of October 4, 1995, between Airbus and the Company (Confidential treatment requested).

           12    Computation of Ratios

           27    Financial Data Schedule

       b)  Reports on Form 8-K:

            1.   Form 8-K, event date July 10, 1995 (Item 7)

                           SIGNATURES

        Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

             INTERNATIONAL LEASE FINANCE CORPORATION




   November 13, 1995              __/s/ Leslie L. Gonda__
   Date                                 LESLIE L. GONDA
                                        Chairman of the Board




   November 13, 1995              __/s/ Alan H. Lund__
   Date                                 ALAN H. LUND
                                        Executive Vice President
                                        Co-Chief Operating
                                        Officer
                                        and Chief Financial
                                        Officer

       INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                          INDEX TO EXHIBITS

Exhibit No.

    10.1 Amendment No. 7 to the Airbus A321 Purchase Agreement dated as of July 5, 1995, between AVSA. S.A.R.L.
            ("Airbus") and the Company (confidential treatment requested).

    10.2 Amendment No. 8 to the Airbus A321 Purchase Agreement dated as of October 4, 1995, between Airbus and the Company (confidential treatment requested).

      12    Computation of Ratios

      27    Financial Data Schedule