Form 10-K405
period 1995-12-31
INTERNATIONAL LEASE FINANCE CORP
filed 1996-03-26
CIK 714311

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                        ------------------------------

                                   FORM 10-K
                                 ANNUAL REPORT
                        ------------------------------

(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [FEE REQUIRED]
                December 31, 1995
For the fiscal year ended .....................................................

                                      OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ...................... to ......................
                0-11350
Commission file number.........................................................

                    INTERNATIONAL LEASE FINANCE CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     CALIFORNIA                            22-3059110
          (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)


       1999 AVENUE OF THE STARS, LOS ANGELES,                 90067
                     CALIFORNIA                            (ZIP CODE)
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

  AS OF FEBRUARY 28, 1996, THERE WERE 35,818,122 SHARES OF COMMON STOCK, NO PAR VALUE, OUTSTANDING.

  REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(A) AND
(B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    INTERNATIONAL LEASE FINANCE CORPORATION

                          1995 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                     PART I

                                                                            Page
                                                                            ----
 Item 1.  Business........................................................    1
 Item 2.  Properties......................................................    6
 Item 3.  Legal Proceedings...............................................    8

                                    PART II

 Item 5.  Market for Registrant's Common Equity
           and Related Stockholder Matters................................    8
 Item 6.  Selected Financial Data.........................................    9
 Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................   10
 Item 8.  Financial Statements and Supplementary Data.....................   12
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial
           Disclosure.....................................................   12

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules
           and Reports on Form 8-K........................................   13

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

   As of December 31, 1995, the Company owned 278 aircraft including aircraft owned in joint ventures. See "Item 2. Properties--Flight Equipment." At December 31, 1995, the Company had committed to purchase, or had secured positions for (which were subsequently committed), 292 aircraft deliverable through 2004 at an estimated aggregate purchase price of $15.9 billion. It also had options to purchase an additional 34 aircraft deliverable through 2005 at an estimated aggregate purchase price of $2.5 billion. See "Item 2. Properties--Commitments."

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

  The Company is incorporated in the State of California and its principal executive offices are located at 1999 Avenue of the Stars, Los Angeles, California 90067. The Company's telephone, telecopier and telex numbers are
(310) 788-1999, (310) 788-1990 and 69-1400, respectively. The Company is an indirect wholly owned subsidiary of American International Group, Inc. ("AIG"). AIG is a holding company which through its subsidiaries is primarily engaged in a broad range of insurance and insurance-related activities in the United States and abroad. The Common Stock of AIG is listed on, among others, the New York Stock Exchange.

AIRCRAFT LEASING

  The initial term of the Company's current leases range in length from one year to 15 years. See "Item 2. Properties--Flight Equipment" for information regarding scheduled lease terminations. Most of the Company's leases are operating leases under which the Company does not fully recover its aircraft cost and retains the benefit and assumes the risk of the residual value of the aircraft. The Company on occasion also enters into finance-type and sales-type leases where the full cost of the aircraft is substantially recovered over the term of the lease. At December 31, 1995, three of the Company's leases were accounted for as finance leases. The aircraft under operating leases are included as assets on the Company's balance sheet and depreciation is charged to income over the estimated useful lives of the aircraft. In accordance with generally accepted accounting principles, rentals are reported as revenue over the lease term as they become due and are earned. The Company attempts to maintain a mix of short- and medium-term leases to balance the benefits and risks associated with different lease terms such as larger lease payments on shorter-term leases, changes in prevailing market conditions at the time aircraft become eligible for re-lease or sale and uncertainty associated with estimating residual value of the aircraft at the termination of the lease.

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

  The Company also has guaranteed the loans of certain buyers of aircraft, which guarantees aggregate approximately $85,981,000. See Note K of Notes to Consolidated Financial Statements.

FINANCING/SOURCE OF FUNDS

  The Company purchases new aircraft directly from manufacturers and used aircraft from airlines for lease or sale to other airlines. The Company finances the purchase price of flight equipment from internally generated funds, secured and unsecured commercial bank financings, issuance of commercial paper, public and private debt and preferred stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

CUSTOMERS

  At December 31, 1995, lessees of the Company included: (domestic) Alaska Airlines, American Trans Air, Carnival Air Lines, Continental Airlines, Millon Air, North American Airlines, Southwest Airlines, Tower Air, Trans World Airlines (TWA) and World Airways; (foreign) Aer Lingus, Aero Lloyd Flugreisen, Aeromexico, Air 2000, Air Afrique, Air Canada, Air Espana, Air Europe SpA, Air Inter, Air Liberte, Air Macau, Air Madagascar, Air Mauritius, Air New Zealand, Air Pacific, Air Seychelles, Air Transat, Air UK, Asiana, Baikal Airlines, Braathens S.A.F.E., Britannia Airways, British Airways, British Midland Airways, BWIA International, Canada 3000, Cathay Pacific, China Airlines, China Hainan Airlines, China Southern Airlines, China Southwest Airlines, Emirates, Estonian Air, EVA Airways, Garuda Indonesia, GB Airways, Guyana Airways, Hapag-Lloyd Flug, Hong Kong Dragon Airlines (Dragonair), Kenya Airways, KLM Royal Dutch Airlines, Korean Airlines, L'Aeropostale, LACSA, Lineas Aereas Privadas Argentinas, S.A. (LAPA), Lloyd Aero Boliviano (LAB), Ladeco S.A., LAN Chile, Linjeflyg AB (a wholly-owned subsidiary of SAS), LTU Luftransport-Unternehmen, Lufthansa Cargo, Malev Hungarian Airlines, Martinair Holland, Middle East Airlines Airliban, Monarch Airways, National Jet Systems, Nordic East, ONUR Air, Pegasus, Polynesian Airways, QANTAS Airways, SAETA, Sahara India Airlines, Sichuan Airlines, Sunquest Vacations Limited, Swissair, TACA International Airlines, TAP Air Portugal, TAT European Airlines, TEA Basel, THY, Transaero Airlines, Transavia, Transbrasil, Translift Airways, Varig, Virgin Atlantic Airways, VIVA Airways and Wuhan Airlines. No single customer accounted for more than 10% of total revenues in any of the last three years.

  Revenues include rentals of flight equipment to foreign airlines of $1,002,251,000 (1995), $798,619,000 (1994) and $655,773,000 (1993) comprising
80.0%, 80.4% and 82.4%, respectively, of total rentals of flight equipment. See Note J of Notes to Consolidated Financial Statements.

  The following table sets forth the dollar amount and percentage of total rental revenues attributable to the indicated geographic areas for the years indicated:

                                    1995             1994            1993
                              ----------------  --------------  --------------
                                AMOUNT     %     AMOUNT    %     AMOUNT    %
                              ---------- -----  -------- -----  -------- -----
                                          (DOLLARS IN THOUSANDS)
Europe....................... $  462,252  36.9% $353,009  35.5% $261,523  32.9%
Asia/Pacific.................    255,163  20.4   180,215  18.2   169,036  21.2
Central, South America and
 Mexico......................    166,443  13.2   199,041  20.0   171,577  21.6
United States and Canada.....    304,784  24.3   230,856  23.2   171,720  21.6
Africa and the Middle East...     65,378   5.2    30,475   3.1    21,581   2.7
                              ---------- -----  -------- -----  -------- -----
                              $1,254,020 100.0% $993,596 100.0% $795,437 100.0%
                              ========== =====  ======== =====  ======== =====

  Many foreign countries have currency and exchange laws regulating the international transfer of currencies. The Company attempts to minimize its currency and exchange risks by negotiating substantially all of its aircraft leasing and sales transactions in U.S. dollars and all guarantees obtained to support various lease agreements are denominated for payment in U.S. dollars. The Company requires, as a condition to any foreign transaction, that the lessee or purchaser in a foreign country first obtain, if required, written approval of the appropriate government agency, finance ministry or central bank for the remittance of all funds contractually owed to the Company in U.S. dollars. As a result, foreign currency risk is immaterial to the Company.

  The Company has restructured leases with both foreign and domestic lessees. Such restructurings have involved the voluntary termination of leases prior to lease expiration, the replacement of leased aircraft with smaller, less expensive leased aircraft, the arrangement of subleases from the primary lessee to another airline and the rescheduling of lease payments. In seven instances from January 1990 through December 1994, the Company has been required to repossess aircraft. In one instance, the aircraft were leased to a domestic airline which had filed for protection under Chapter 11 of the U. S. Bankruptcy Code. In the other six instances, the aircraft were on lease to foreign airlines. In 1995, the Company repossessed one A320 from a lessee and terminated early the lease of one A320. Both aircraft were promptly released to other customers.

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

EMPLOYEES

  The Company is in a capital intensive rather than a labor intensive business. As of December 31, 1995, the Company had 74 full-time employees which it considered adequate for its business operations. The Company will expand its management and administrative personnel, as necessary, to meet future growth. None of the Company's employees is covered by a collective bargaining agreement and the Company believes that it has maintained excellent employee relations. The Company provides certain employee benefits, including retirement plans and health, life, disability and accident insurance.

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

  The stipulated loss value schedule under aircraft hull insurance policies is on an agreed value basis acceptable to the Company, which usually exceeds the book value of the aircraft. In cases where the Company believes that the agreed value under the lease is not sufficient, the Company purchases additional Total Loss Only coverage for the deficiency. Additionally, all aircraft in the Company's fleet are covered by Contingent Liability insurance. Aircraft hull policies contain standard clauses covering aircraft engines with deductibles required to be paid by the lessee. Furthermore, the aircraft hull policies contain full war risk endorsements, including, but not limited to, confiscation, seizure, hijacking and similar forms of retention or terrorist acts. All losses under such policies are payable in U.S. currency.

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

  The Company also maintains other insurance covering the specific needs of its business operations. Insurance policies are generally placed or reinsured through AIG subsidiaries, with costs allocated back to the Company. The Company believes that its insurance is adequate both as to coverage and amount.

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

  At December 31, 1995, all of the aircraft were Stage III, which are aircraft that hold or are capable of holding a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention or have been shown to comply with the Stage III noise levels set out in Section 36.5 of Appendix C of Part 36 of the Federal Aviation Regulations of the United States. At December 31, 1995, the average age of the Company's flight equipment was 4.13 years.

  The following table shows the scheduled lease terminations (for the minimum noncancelable period) by aircraft type for the Company's lease portfolio at December 31, 1995:

AIRCRAFT TYPE            1996 1997 1998 1999 2000 2001 2002 2003 2004 2005 TOTAL
-------------            ---- ---- ---- ---- ---- ---- ---- ---- ---- ---- -----
737-300.................   3   13    7    5    5    6    6    1    4    2    52
737-400.................   3    8    8    7   10    3    3    7    7         56
737-500.................   3    2              2    1    1                    9
757-200.................   3    5    6    4    5    2    3    4    2    4    38
767-200.................   1    1    1    3                                   6
767-300.................        3    2    2    4    4    2    1              18
747-200.................        1         1                                   2
747-300.................                                      3               3
747-400.................   1    3                        1    1         1     7
MD-82...................             1                                        1
MD-83...................   1    3    3    1    3                             11
MD-87...................   1              1                                   2
MD-11...................        1    2    1    2                              6
F-70....................                                      1               1
F-100 (a)...............   7                                                  7
A300-600R...............   1    1    1    3    1              1               8
A310-200 (a)............   1    4                                             5
A310-300................        1    1    3    1                        1     6
A320....................       11    7    1    4    1    2    1              27
A321....................                  2                             1     3
A330....................        6                   1                         7
A340....................        1         2                                   3
L-1011..................                  1    2    1                         4
                         ---  ---  ---  ---  ---  ---  ---  ---  ---  ---   ---
Total...................  25   64   39   37   39   19   18   20   13    8   282

------------
(a) As of March 1, 1996, all F-100 aircraft are committed for sale in 1996. In addition, all A310-200 aircraft are committed for sale in 1996 and 1997.

  This schedule does not include 3 A310-200 aircraft committed for sale in 1996 yet unleased at December 31, 1995. This schedule includes seven aircraft leased by the Company and subleased to others.

COMMITMENTS

  At December 31, 1995 the Company had committed to purchase, or had secured positions for (which were subsequently committed), the following aircraft at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $15.9 billion for delivery as shown:

AIRCRAFT TYPE                 1996 1997 1998 1999 2000 2001 2002 2003 2004 TOTAL
-------------                 ---- ---- ---- ---- ---- ---- ---- ---- ---- -----
737-300/400/500 (a)..........  17   10    4                                  31
737-600/700/800 (a)..........        2    8    9    9    9    9    7    2    55
757-200......................   7   10    7    1                             25
767-300......................   8    8    6                                  22
777-200/300 (a)..............        2    3    3    4    3    3    3    3    24
747-400......................   1    1    1    1                              4
A300-600R....................   1                                             1
A310-200 (b).................   6                                             6
A319.........................   2    3    3    4    3         1              16
A320-200.....................   9    9    9    5    4    2                   38
A321-100.....................   6    7    6    8    6    2    1    1         37
A330-200/300 (a).............   3    1    3    2    1    1    2    2         15
A340.........................   2    3    2    2    2    2    2    1         16
F-70.........................   2                                             2
                              ---  ---  ---  ---  ---  ---  ---  ---  ---   ---
 Total.......................  64   56   52   35   29   19   18   14    5   292

--------
  (a) The Company has the right to designate the size of the aircraft within the specific model type at specified dates prior to contractual delivery.

  (b) All A310-200 aircraft are commited for sale in 1996 and 1997.

  At December 31, 1995, the Company had options to purchase the following aircraft at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $2.5 billion for delivery as shown:

AIRCRAFT TYPE                      1998 1999 2000 2001 2002 2003 2004 2005 TOTAL
-------------                      ---- ---- ---- ---- ---- ---- ---- ---- -----
757-200...........................   1    5                                   6
767-300...........................        4                                   4
777-200/300.......................                                      2     2
A319..............................                  3         1    1          5
A320-200..........................                  3    1    1    2          7
A321-100..........................        1              1         1          3
A330-200/300......................                            1    3          4
A340..............................                            1    2          3
                                   ---  ---  ---  ---  ---  ---  ---  ---   ---
 Total............................   1   10    0    6    2    4    9    2    34

  If all 326 aircraft were to be acquired, the estimated aggregate purchase price (including adjustment for anticipated inflation) would be approximately $18.4 billion. Management anticipates that a significant portion of such aggregate purchase price will be funded by incurring additional debt. The exact amount of the indebtedness to be incurred will depend upon the actual purchase price of the aircraft, which can vary due to a number of factors, including inflation, and the percentage of the purchase price of the aircraft which must be financed.

  Most of the purchase commitments and options set forth above are based upon master arrangements with each of The Boeing Company ("Boeing") and AVSA, S.A.R.L., the sales subsidiary of Airbus Industrie ("Airbus").

  The aircraft listed above are either being purchased, or the options to purchase have been granted, pursuant to purchase agreements executed by the Company and Boeing or Airbus. These agreements establish the pricing formulas (which include certain price adjustments based upon inflation and other factors) and various other terms with respect to the purchase of aircraft. Under certain circumstances, the Company has the right to alter the mix of aircraft type ultimately acquired. As of December 31, 1995, the Company had made non-refundable deposits (exclusive of capitalized interest) with respect to the aircraft which the Company has committed to purchase of approximately $389,788,000 and $322,537,000 with Boeing and Airbus, respectively.

  As of March 15, 1996, the Company had entered into contracts for all of the 64 aircraft to be delivered in 1996, 33 of the 56 aircraft to be delivered in 1997, 4 of the 52 aircraft to be delivered in 1998, 2 of the 35 aircraft to be delivered in 1999 and 5 of the 85 aircraft to be delivered subsequent to 1999. The Company will need to find customers for aircraft presently on order and any new aircraft ordered and arrange financing for portions of the purchase price of such equipment. Although the Company has been successful to date in placing its new aircraft on lease or sales contracts, and has obtained adequate financing in the past, there can be no assurance as to the future continued availability of lessees or purchasers, or of sufficient amounts of financing on terms acceptable to the Company.

FACILITIES

  The Company's principal offices are located at 1999 Avenue of the Stars, Los Angeles, California. The Company occupies space under leases which expire in 2000. The leases cover approximately 30,000 square feet of office space, provide for annual rentals of approximately $1,627,000, and the rental payments thereunder are subject to certain indexed escalation provisions.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not a party to any material legal proceedings.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company is indirectly wholly owned by AIG and the Company's Common Stock is not listed on any national exchange or traded in any established market. During the years ended December 31, 1993, 1994 and 1995, the Company paid cash dividends to its parent company of $11,359,000, $13,462,000, and $21,150,000, respectively. It is the intent of the Company to pay its parent company an annual dividend of at least 7% of net income subject to the dividend preference of any preferred stock outstanding. Under the most restrictive provisions of the Company's borrowing arrangements, consolidated retained earnings at December 31, 1995 in the amount of $221,744,000 were unrestricted as to the payment of dividends.

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

                                                   YEARS ENDED DECEMBER 31,
                                    -------------------------------------------------------
                                       1991       1992       1993       1994       1995
                                    ---------- ---------- ---------- ---------- -----------
                                                 (DOLLAR AMOUNTS IN THOUSANDS)
OPERATING DATA:
Rentals of flight equipment.......  $  433,505 $  628,600 $  795,437 $  993,596 $ 1,254,020
Flight equipment marketing........      38,238     46,845     53,680     76,193     119,078
Interest and other income.........      54,968     55,072     62,515     40,267      49,390
Total revenues....................     526,711    730,517    911,632  1,110,056   1,422,488
Expenses..........................     387,011    484,277    633,992    798,049   1,084,142
Income before income taxes........     139,700    246,240    277,640    312,007     338,346
Net income........................      89,530    157,749    168,565    201,943     196,437
RATIO OF EARNINGS TO FIXED CHARGES
 AND PREFERRED STOCK DIVIDENDS(1):       1.44x      1.75x      1.68x      1.59x       1.43x
BALANCE SHEET DATA:
Flight equipment under operating
 leases (net of accumulated
 depreciation)....................  $3,453,149 $4,759,899 $6,515,837 $8,851,079 $10,762,870
Net investment in finance and
 sales-type leases................     247,936    242,445    290,269     92,233      86,237
Total assets......................   4,563,622  6,079,765  8,139,821 10,353,132  12,298,379
Total debt........................   3,242,010  4,242,288  5,819,481  7,583,006   8,892,634
Shareholders' equity..............     815,208  1,156,195  1,409,181  1,640,772   2,000,107
OTHER DATA:
Aircraft owned at period end(2)...         132        176        230        270         278
Aircraft sold or remarketed during
 the period.......................           8          7          9         24          41

------------
(1)See Exhibit 12.
(2)See "Item 2. Properties--Flight Equipment".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

INDUSTRY CONDITION

  In recent years, several of the Company's customers have experienced economic difficulties resulting in the Company's participation in customer restructurings. Such restructurings have involved the voluntary early termination of leases and the rescheduling of payments. In addition, in certain circumstances, the Company has been required to repossess aircraft. In 1995 the Company only repossessed one aircraft and terminated one aircraft lease early. Both aircraft were promptly released to other customers. See "Item 1. Business--Customers."

FINANCIAL CONDITION

  The Company borrows funds to purchase flight equipment, including to make progress payments during the construction phase, principally on an unsecured basis from various sources. At December 31, 1995, 1994 and 1993, the Company's debt financing and capital lease obligations were comprised of the following:

                                                1995        1994        1993
                                             ----------  ----------  ----------
                                                  (DOLLARS IN THOUSANDS)
     Public term debt with single
      maturities...........................  $3,550,000  $2,950,000  $2,550,000
     Public medium-term notes with varying
      maturities...........................   2,403,770   2,011,770   1,765,920
     Capital lease obligations.............   1,088,424     305,400         --
     Bank and other term debt..............      22,502      43,503      68,778
                                             ----------  ----------  ----------
        Total term debt....................   7,064,696   5,310,673   4,384,698
     Commercial paper......................   1,843,630   1,972,361   1,444,977
     Bank lines of credit and revolvers....         --      319,000         --
     Less: Deferred debt discount..........     (15,692)    (19,028)    (10,194)
                                             ----------  ----------  ----------
      Debt financing and capital lease
       obligations.........................  $8,892,634  $7,583,006  $5,819,481
                                             ==========  ==========  ==========
     Composite interest rate...............        6.47%       6.41%       5.89%
     Percentage of total debt at fixed
      rate.................................       75.59%      66.98%      74.77%
     Composite interest rate on fixed debt.        6.66%       6.65%       6.70%
     Bank prime rate.......................        8.50%       8.50%       6.00%

  The interest on substantially all the public debt (exclusive of the commercial paper) is fixed for the term of the note. As of December 31, 1995, the Company had committed revolving loans and lines of credit with 40 banks aggregating $1.95 billion and uncommitted lines of credit with two banks aggregating $125 million. Bank debt principally provides for interest rates that vary according to the pricing option then in effect and range from prime,
 .25% to .30% over LIBOR or .395% over CD rates, at the Company's option. Bank financings are subject to facility fees of up to .10% of amounts available.

  On January 19, 1996, the Company replaced $1.8 billion of the committed revolving loans and lines of credit with a new, expanded facility for $2.25 billion. The facility consists of a $1.0 billion, 364 day tranche with a 7 basis point annual facility fee and a $1.25 billion, 5 year tranche with a 10 basis point annual facility fee.

  The Company has an effective shelf registration with respect to $2.111 billion of debt securities, under which $250 million of notes were sold through 1995. Additionally, a $750 million Medium-Term Note program has been implemented under the shelf registration, under which $59 million was sold during 1995.

  The Export Credit Lease facilities provide ten year, amortizing loans in the form of capital lease obligations. The interest rate on 62.5% of the original financing available is 6.55%, the interest rate on 22.5% of the original financing available varies between 6.18% and 6.89%. The remaining 15% of the original financing available provides for LIBOR based pricing. As of March 1996, the Company had the option to enter into an additional facility of $615 million for aircraft to be delivered in 1996. The terms are basically the same as for the existing facilities.

  In 1995, the Company entered into a sale-leaseback transaction in the amount of $413 million relating to seven aircraft. The transaction results in the sale and leaseback of these aircraft for one year operating leases, each with six one year extension options for a total of seven years for each aircraft. The Company has the option to either buy back the aircraft or redeliver the aircraft for a fee to the lessor at the end of any lease period. The lease rates equate to fixed principal amortization and floating interest payments of LIBOR plus .42%.

  In each of 1992, 1993 and February and November 1995, the Company sold $100 million of Market Auction Preferred Stock.

  The Company believes that the combination of internally generated funds and debt financing currently available to the Company will allow the Company to meet its capital requirements for at least the next 12 months.

  In the normal course of business, the Company employs a variety of off-balance sheet financial instruments and other derivative products to manage its exposure to interest rates and the resulting impact of changes in interest rates on earnings, with the objective to lower its overall borrowing cost and to maintain its optimal mix of variable and fixed rate interest obligations. The Company only enters into derivative transactions to hedge interest rate risk and not to speculate on interest rates. These derivative products include interest rate swap agreements, interest rate spreadlocks, interest rate swap options ("swaptions") and interest rate floors.

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

RESULTS OF OPERATIONS

  The increase in revenues from rentals of flight equipment from $795.4 million in 1993 to $993.6 million in 1994 to $1,254.0 million in 1995 is due to the increase in both the size and relative cost of the fleet of leased flight equipment subject to operating lease from 223 in 1993 to 262 in 1994 to 275 in 1995.

  In addition to its leasing operations, the Company engages in the marketing of flight equipment on a principal and commission basis as well as the disposition of flight equipment at the end of the lease term. Revenue from such flight equipment marketing increased from $53.7 million in 1993 to

$76.2 million in 1994 to $119.1 million in 1995 as a result of the following number of aircraft transactions in each period:

                                                                  1995 1994 1993
                                                                  ---- ---- ----
      Sales of flight equipment..................................   0    3    2
      Commissions................................................   6   10    8
      Disposition of leased aircraft.............................  41   21    7

  In addition, the Company sold 19 engines (1995), eight engines (1994) and five engines (1993).

  Interest and other income decreased from $62.5 million in 1993 to $40.3 million in 1994 and increased to $49.4 million in 1995. The decrease in 1994 was due primarily to the decline in dividend income resulting from the disposition of the Alaska Air Group Stock in 1993. The increase in 1995 was due, in part, to the increase in notes receivable in 1995.

  Expenses as a percentage of total revenues were 70.0% for 1993 compared to 71.9% for 1994 and 76.2% for 1995. Interest expense increased from $301.2 million in 1993 to $376.6 million in 1994 to $541.4 million in 1995, primarily as a result of an increase in debt outstanding, excluding the effect of debt discount, from $5.829 billion in 1993 to $7.602 billion in 1994 to $8.908 billion in 1995 to finance aircraft acquisitions, as affected by changes in interest rates during the periods. These interest rate changes caused the Company's composite borrowing rate to fluctuate as follows:

           December 31, 1992........................... 6.55%
           March 31, 1993.............................. 6.29
           June 30, 1993............................... 6.11
           September 30, 1993.......................... 6.05
           December 31, 1993........................... 5.89
           March 31, 1994.............................. 5.79
           June 30, 1994............................... 5.87
           September 30, 1994.......................... 6.09
           December 31, 1994........................... 6.41
           March 31, 1995.............................. 6.69
           June 30, 1995............................... 6.59
           September 30, 1995.......................... 6.50
           December 31, 1995........................... 6.47

Depreciation of flight equipment increased from $268.2 million in 1993 to $334.6 million in 1994 to $431.9 million in 1995 due to the addition of aircraft. Provisions for overhauls also increased from $39.9 million in 1993 to $57.6 million in 1994 to $71.1 million in 1995 due to an increase in the number of aircraft on which the Company collects overhaul reserves and therefore an increase in the number of hours flown for which an overhaul reserve is provided.

  The provision for income taxes as a percentage of Income Before Income Taxes decreased from 39.3% in 1993 to 35.3% in 1994 and increased to 41.9% in 1995. The decrease from 1993 to 1994 was due principally to the impact in 1993 of the change in the federal statutory rate. The increase in 1995 was due principally to the impact of losses of subsidiaries for which the Company does not receive current or future tax benefit. During the fourth quarter of 1995, two of these corporations were restructed. The Company does not anticipate that losses of consolidated controlled foreign corporations will materially impact the provision for income taxes in the future.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) and (2): Financial Statements and Financial Schedule: The response to this portion of Item 14 is submitted as a separate section of this report beginning on page 17.

  (a)(3) and (c): Exhibits: The response to this portion of Item 14 is submitted as a separate section of this report beginning on page 14.

  (b) Reports on Form 8-K: Current Reports on Form 8-K, event dates October 5, 1995, October 13, 1995 (relating to the Company's Medium-Term Notes, Series
H), October 13, 1995 (relating to the Company's 6 1/8% Notes due November 1,
1999) and December 5, 1995. All Current Reports reported under Item 7.

           INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                                   FORM 10-K
                           ITEMS 8, 14(A), AND 14(C)

            INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

  The following consolidated financial statements of the Company and its subsidiaries required to be included in Item 8 are listed below:

                                                                           PAGE
                                                                           ----
Report of Independent Auditors............................................  17
Consolidated Financial Statements:
 Balance Sheets at December 31, 1994 and 1995.............................  18
 Statements of Income for the years ended December 31, 1993, 1994 and
  1995....................................................................  19
 Statements of Shareholders' Equity for the years ended December 31, 1993,
  1994 and 1995...........................................................  20
 Statements of Cash Flows for the years ended December 31, 1993, 1994 and
  1995....................................................................  21
 Notes to Consolidated Financial Statements...............................  23

  The following financial statement schedule of the Company and its subsidiaries is included in Item 14(a)(2):

SCHEDULE NUMBER                   DESCRIPTION                               PAGE
---------------                   -----------                               ----
 II               Valuation and Qualifying Accounts.......................   35

  All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

  The following exhibits of the Company and its subsidiaries are included in
Item 14(c):

EXHIBIT NUMBER                              DESCRIPTION
--------------                              -----------
  3.1            Restated Articles of Incorporation of the Company, as amended through December 9, 1992, filed November 3, 1993 (filed as an ex-
                 hibit to Registration Statement No. 33-50913 and incorporated herein by reference).
  3.2            Certificate of Determination of Preferences of Series C Market Auc-
                 tion Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
  3.3            Certificate of Determination of Preferences of Series D Market Auc-
                 tion Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
  3.4            Certificate of Determination of Preferences of Series E Market Auc-
                 tion Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
  3.5            Certificate of Determination of Preferences of Series F Market Auc-
                 tion Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
  3.6            Certificate of Determination of Preferences of Series G Market Auc-
                 tion Preferred Stock.
  3.7            Certificate of Determination of Preferences of Series H Market Auc-
                 tion Preferred Stock.
  3.8            By-Laws of the Company, including amendment thereto dated August
                 31, 1990 (filed as an exhibit to Registration Statement No. 33-
                 37600 and incorporated herein by reference).
  4.1            Indenture dated as of November 1, 1991, between the Company and
                 First Trust of Illinois, National Association (successor to
                 Continental Bank, National Association), as Trustee (filed as an exhibit to Registration Statement No. 33-43698 and incorporated herein by reference).
  4.2            The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the
                 Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries
 10.1*           Employment Agreement with Leslie L. Gonda (filed as an exhibit to
                 Form 10-Q for the fiscal quarter ended May 31, 1990 and incorpo-
                 rated herein by reference).
 10.2*           Employment Agreement with Steven F. Udvar-Hazy (filed as an exhibit to Form 10-Q for the fiscal quarter ended May 31, 1990 and incorpo-
                 rated herein by reference).
 10.3            General Terms Agreement, dated November 10, 1988 between AVSA,
                 S.A.R.L. and the Company, including Letter Agreements Nos. 1 through 4 relating thereto (filed as exhibits to Form 8-K, dated
                 January 25, 1989 and incorporated herein by reference).
 10.4            Purchase Agreement A321 dated February 14, 1990, between AVSA,
                 S.A.R.L. and the Company, including Letter Agreements relating thereto (filed as an exhibit to Form 10-K, for the thirteen months ended December 31, 1990 and incorporated herein by reference).

--------
*Denotes management contract.

 10.5         Amendments Nos. 1 and 2 dated as of June 18, 1991 and as of
              December 10, 1992, respectively, to Purchase Agreement No. A321 dated as of February 14, 1990 between AVSA, S.A.R.L. and the Com-pany (filed as an exhibit to Form 10-K for the year ended December
              31, 1992 and incorporated herein by reference).
 10.6         Amendments Nos. 3 and 4 dated January 3, 1994 and February 28,
              1994, respectively, to the Airbus A321 Purchase Agreement dated as of February 14, 1990 between AVSA, A.S.R.L. and the Company (filed as an exhibit to Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).
 10.7         Option Waiver Notice pursuant to Amendment No. 1, dated June 18,
              1991, to Purchase Agreement No. A321 dated as of February 14, 1990 between AVSA, S.A.R.L. and the Company (filed as an exhibit to Form
              10-Q for the fiscal quarter ended June 30, 1994 and incorporated herein by reference).
 10.8         Amendment No. 5 dated as of September 23, 1994 to the A321 Purchase
              Agreement dated as of February 14, 1990 between AVSA, S.A.R.L. and the Company (filed as an a exhibit to Form 10-K for the year ended
              December 31, 1994 and incorporated herein by reference).
 10.9         Amendment No. 6 dated as of December 27, 1994 to the A321 Purchase
              Agreement dated as of February 14, 1990 between AVSA, S.A.R.L. and the Company (filed as an exhibit to Form 10-K for the year ended
              December 31, 1994 and incorporated herein by reference).
 10.10 Letter Agreements Nos. 1, 2, 3, 4, 5, 6 and 7, each dated as of De-cember 27, 1994 between AVSA, S.A.R.L. and the Company (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and in-corporated herein by reference).
 10.11        Amendment No. 7 dated as of July 5, 1995, to the Airbus A321
              Purchase Agreement dated as of February 14, 1990, between AVSA,
              S.A.R.L. and the Company (filed as an exhibit to Form 10-Q for the fiscal quarter ended September 30, 1995 and incorporated herein by reference).
 10.12        Amendment No. 8 dated as of October 4, 1995, to the Airbus A321
              Purchase Agreement dated as of Feburary 14, 1990, between AVSA,
              S.A.R.L. and the Company (filed as an exhibit to Form 10-Q for the fiscal quarter ended September 30, 1995 and incorporated herein by reference).
 10.13        Revolving Credit Agreement, dated as of January 19, 1996, among the
              Company, Union Bank of Switzerland, Los Angeles Branch, and the other banks listed therein providing up to $1,000,000,000.
 10.14        Revolving Credit Agreement, dated as of January 19, 1996, among the
              Company, Union Bank of Switzerland, Los Angeles Branch, and the other banks listed therein providing up to $1,250,000,000.
 10.15        Amendment No. 9 dated as of February 23, 1996, to the Airbus A321
              Purchase Agreement dated as of February 14, 1990, between AVSA,
              S.A.R.L. and the Company (Confidential treatment requested).
 10.16        Amendment No. 10 dated as of February 23, 1996, to the Airbus A321
              Purchase Agreement dated as of February 14, 1990, between AVSA,
              S.A.R.L. and the Company (Confidential treatment requested).

 10.17 Letter Agreement No. 1 dated as of February 23, 1996, with respect to Amendment No. 10 to the Airbus A321 Purchase Agreement, between
              AVSA, S.A.R.L. and the Company (Confidential treatment requested).
 12.          Computation of Ratio of Earnings to Fixed Charges and Preferred
              Stock Dividends.
 23.          Consent of Ernst & Young LLP.
 27.          Financial Data Schedule.

                        REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
International Lease Finance Corporation
Los Angeles, California

  We have audited the accompanying consolidated balance sheets of International Lease Finance Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Lease Finance Corporation and subsidiaries at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                      ERNST & YOUNG LLP

Century City,
Los Angeles, California
February 20, 1996

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                            DECEMBER 31,
                                                       ------------------------
                                                          1995         1994
                                                       -----------  -----------
Cash, including interest bearing accounts of $59,624
 (1995) and $45,831 (1994) ..........................  $    87,097  $    52,891
Notes receivable--Notes B and D......................      423,799      355,151
Net investment in finance and sales-type leases--Note
 C...................................................       86,237       92,233
Flight equipment under operating leases--Note G......   12,015,308    9,928,416
 Less accumulated depreciation.......................    1,252,438    1,077,337
                                                       -----------  -----------
                                                        10,762,870    8,851,079
Deposits on flight equipment purchases--Note K.......      805,570      890,711
Accrued interest, other receivables and other assets.       87,991       71,238
Investments--Note D..................................       17,311       18,983
Deferred debt issue costs--less accumulated amortiza-
 tion of
 $30,778 (1995) and $22,346 (1994) ..................       27,504       20,846
                                                       -----------  -----------
                                                       $12,298,379  $10,353,132
                                                       ===========  ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued interest and other payables..................  $   196,676  $   124,025
Debt financing, net of deferred debt discount of
 $15,692 (1995) and $19,028 (1994)--Note E...........    7,804,210    7,277,606
Capital lease obligations--Note E....................    1,088,424      305,400
Security and other deposits on flight equipment......      498,016      478,486
Rentals received in advance..........................       80,811       72,557
Deferred income taxes--Note I........................      660,938      487,410
Current income taxes.................................      (30,803)     (33,124)
Commitments and contingencies--Note K
SHAREHOLDERS' EQUITY--Notes E and F
 Preferred stock--no par value; 20,000,000 authorized
  shares;
 Market Auction Preferred Stock, $100,000 per share
  liquidation
  value; Series A, B, C, D, E, F, G and H (1995) and
  Series A, B, C and D (1994), each having 500 shares
  issued and outstanding.............................      400,000      200,000
 Common stock--no par value; 100,000,000 authorized
  shares, 35,818,122 (1995 and 1994) issued and out-
  standing...........................................        3,582        3,582
 Paid-in capital.....................................      580,085      582,941
 Retained earnings...................................    1,016,440      854,249
                                                       -----------  -----------
                                                         2,000,107    1,640,772
                                                       -----------  -----------
                                                       $12,298,379  $10,353,132
                                                       ===========  ===========

                            See accompanying notes.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                             (DOLLARS IN THOUSANDS)

                                                           YEARS ENDED
                                                           DECEMBER 31,
                                                  ------------------------------
                                                     1995       1994      1993
                                                  ---------- ---------- --------
Revenues:
 Rental of flight equipment--Note G.............. $1,254,020 $  993,596 $795,437
 Flight equipment marketing......................    119,078     76,193   53,680
 Interest and other..............................     49,390     40,267   62,515
                                                  ---------- ---------- --------
                                                   1,422,488  1,110,056  911,632
Expenses:
 Interest........................................    541,428    376,560  301,205
 Depreciation....................................    431,947    334,587  268,170
 Provision for overhaul..........................     71,113     57,619   39,893
 Selling, general and administrative--Note H.....     39,654     29,283   24,724
                                                  ---------- ---------- --------
                                                   1,084,142    798,049  633,992
                                                  ---------- ---------- --------
  INCOME BEFORE INCOME TAXES.....................    338,346    312,007  277,640
Provision for income taxes--Note I...............    141,909    110,064  109,075
                                                  ---------- ---------- --------
  NET INCOME..................................... $  196,437 $  201,943 $168,565
                                                  ========== ========== ========


                            See accompanying notes.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                           MARKET AUCTION
                          PREFERRED STOCK     COMMON STOCK
                         ------------------ -----------------
                         NUMBER OF          NUMBER OF         PAID-IN    RETAINED
                          SHARES    AMOUNT    SHARES   AMOUNT CAPITAL    EARNINGS     TOTAL
                         --------- -------- ---------- ------ --------  ----------  ----------
                                               (DOLLARS IN THOUSANDS)
Balance At December 31,
 1992...................   1,000   $100,000 35,818,122 $3,582 $534,469  $  518,144  $1,156,195
 Sale of MAPS preferred.   1,000    100,000                     (1,528)                 98,472
 Dividend to AIG........                                                   (11,359)    (11,359)
 Preferred stock
  dividends.............                                                    (2,692)     (2,692)
 Net income.............                                                   168,565     168,565
                           -----   -------- ---------- ------ --------  ----------  ----------
Balance at December 31,
 1993...................   2,000   $200,000 35,818,122 $3,582 $532,941  $  672,658  $1,409,181
 Capital contribution...                                        50,000                  50,000
 Dividend to AIG........                                                   (13,462)    (13,462)
 Preferred stock
  dividends.............                                                    (6,890)     (6,890)
 Net income.............                                                   201,943     201,943
                           -----   -------- ---------- ------ --------  ----------  ----------
Balance at December 31,
 1994...................   2,000   $200,000 35,818,122 $3,582 $582,941  $  854,249  $1,640,772
 Sale of MAPs preferred.   2,000    200,000                     (2,856)                197,144
 Dividend to AIG........                                                   (21,150)    (21,150)
 Preferred stock
  dividends.............                                                   (13,096)    (13,096)
 Net income.............                                                   196,437     196,437
                           -----   -------- ---------- ------ --------  ----------  ----------
Balance at December 31,
 1995...................   4,000   $400,000 35,818,122 $3,582 $580,085  $1,016,440  $2,000,107
                           =====   ======== ========== ====== ========  ==========  ==========


                            See accompanying notes.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                              YEARS ENDED DECEMBER 31,
                                         -------------------------------------
                                            1995         1994         1993
                                         -----------  -----------  -----------
OPERATING ACTIVITIES:
 Net income............................. $   196,437  $   201,943  $   168,565
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
 Depreciation of flight equipment.......     431,947      334,587      268,170
 Deferred income taxes..................     173,528      147,657      113,793
 Amortization of deferred debt issue
  costs.................................      11,554        5,956        5,055
 Gain on sale of flight equipment
  included in amount financed...........     (46,260)     (53,627)     (24,806)
 Increase in notes receivable...........      (9,053)     (36,608)      (8,694)
 Equity in net (income) loss of
  affiliates............................         517       (2,022)      (3,036)
 Changes in operating assets and
  liabilities:
   (Increase) decrease in accrued
    interest, other receivables and
    other assets........................     (16,753)      10,006      (21,110)
   Increase in accrued interest and
    other payables......................      72,651       31,796       13,029
   Increase (decrease) in current income
    taxes payable.......................       2,321      (33,346)     (20,262)
   Increase in rentals received in
    advance.............................       8,254       30,606        3,326
                                         -----------  -----------  -----------
Net cash provided by operating
 activities.............................     825,143      636,948      494,030
                                         -----------  -----------  -----------
INVESTING ACTIVITIES:
 Acquisition of flight equipment:
   For operating leases.................  (3,364,496)  (2,621,669)  (2,372,789)
   For finance leases...................                   (4,790)
 (Increase) decrease in deposits and
  progress payments.....................      85,141      (70,663)    (111,955)
 Proceeds from disposal of flight
  equipment--net of gain................     862,935      119,799      126,005
 Advances on notes receivable...........      (5,606)     (16,227)     (14,856)
 Collections on notes receivable........     150,093      114,141       70,242
 Collections on finance and sales-type
  leases................................       5,996        9,891       13,576
 Purchase of investments................        (845)        (850)      (2,333)
 Sale of investments--net of gain.......       2,000        1,727       32,822
                                         -----------  -----------  -----------
Net cash used in investing activities...  (2,264,782)  (2,468,641)  (2,259,288)
                                         -----------  -----------  -----------
FINANCING ACTIVITIES:
 Proceeds from debt financing and
  capital lease obligations.............   6,309,304    4,746,500    4,265,761
 Payments in reduction of debt financing
  and capital lease obligations.........  (5,003,012)  (2,974,141)  (2,685,416)
 Proceeds from sale of MAPS preferred
  stock (net of issue costs)............     197,144                    98,472
 Cash contributions to capital by AIG...                   50,000
 Debt issue costs.......................     (18,211)     (11,637)      (9,961)
 Change in unamortized debt discount....       3,336       (8,834)      (3,154)
 Payment of common and preferred
  dividends.............................     (34,246)     (20,352)     (14,051)
 Increase in customer deposits..........      19,530       41,482      119,992
                                         -----------  -----------  -----------
Net cash provided by financing
 activities.............................   1,473,845    1,823,018    1,771,643
                                         -----------  -----------  -----------
Net increase (decrease) in cash.........      34,206       (8,675)       6,385
Cash at beginning of year...............      52,891       61,566       55,181
                                         -----------  -----------  -----------
 Cash at end of year.................... $    87,097  $    52,891  $    61,566
                                         ===========  ===========  ===========

(Table continued on next page)

(Table continued from previous page)

                                                     YEARS ENDED DECEMBER 31
                                                    ----------------------------
                                                      1995      1994      1993
                                                    --------  --------  --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid (received) during the year for:
 Interest (net of amount capitalized $51,091
  (1995), $44,610 (1994) and $39,363 (1993))......  $503,023  $352,805  $264,571
 Income taxes.....................................   (33,940)   (4,247)   15,395

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 1995
 Notes in the amount of $268,660 were received as partial payments in exchange for flight equipment sold with a book value of $222,400. Flight equipment was received in exchange for notes receivable in the amount of $64,576.

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

           INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Parent Company: International Lease Finance Corporation (the "Company") is an indirect wholly owned subsidiary of American International Group, Inc. ("AIG"). AIG is a holding company which through its subsidiaries is primarily engaged in a broad range of insurance and insurance-related activities in the United States and abroad.

  Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Investments of less than 20% in other entities are carried at cost. Investments of between 20% and 50% in other entities are carried under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

  Intercompany Allocations: The Company is party to cost sharing agreements with AIG. Generally, these agreements provide for the allocation of costs upon either the specific identification basis or a proportional cost allocation basis which management believes to be reasonable. The charges amounted to $6,439 (1995), $2,506 (1994) and $2,312 (1993).

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

  Generally, all aircraft, including aircraft acquired under capital leases, are depreciated using the straight-line method over a 25 year life from the date of manufacture to a 15% residual value.

  At the time assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the related accounts and the difference, net of proceeds, is recorded as a gain or loss.

  Capitalized Interest: The Company borrows certain funds to finance progress payments for the construction of flight equipment ordered. The interest incurred on such borrowings is capitalized and included in the cost of the equipment. The amounts were $51,091 (1995), $44,610 (1994) and $39,363 (1993).

  Deferred Debt Issue Costs: Deferred debt issue costs incurred in connection with debt financing are being amortized over the life of the debt using the interest rate method and are charged to interest expense.

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

  When swap agreements resulting from this activity are effective in modifying the terms of actual debt agreements from a fixed rate basis to a floating rate basis, such swaps are accounted for by the accrual method. Periodic payments as well as the amortization (by a level yield method) of the initial value are treated as adjustments to interest expense from the related debt.

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

  Organization: The Company is primarily engaged in the acquisition of new and used commercial jet aircraft and the leasing and sale of such aircraft to charter and scheduled airlines throughout the world. In addition, the Company is engaged in the remarketing of commercial jets for its own account, for airlines and for financial institutions.

  Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Reclassifications: Certain amounts have been reclassified in the 1994 and 1993 financial statements to conform to the Company's 1995 presentation.

           INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

NOTE B--NOTES RECEIVABLE

  Notes receivable are primarily from the sale of flight equipment and are summarized as follows:

                                                              1995     1994
                                                            -------- --------
   Fixed rate notes receivable due in varying installments
    to 2005:
    Less than 8%........................................... $296,590 $132,341
    8% to 9.99%............................................   81,486  104,585
    10% to 14%.............................................    4,862    2,007
   Libor plus 1.1% to Libor plus 1.5% notes receivable in
    varying installments to 2002...........................   40,861  116,218
                                                            -------- --------
                                                            $423,799 $355,151
                                                            ======== ========

  Included above, the Company had notes receivable of $2,300 (1995) and $18,010 (1994) representing restructured lease payments.

  At December 31, 1995, the minimum future notes receivable payments to be received are as follows:

   1996................................................................ $ 45,005
   1997................................................................  142,211
   1998................................................................   52,175
   1999................................................................   38,140
   2000................................................................   26,426
   Thereafter..........................................................  119,842
                                                                        --------
                                                                        $423,799
                                                                        ========

NOTE C--NET INVESTMENT IN FINANCE AND SALES-TYPE LEASES

  The following lists the components of the net investment in finance and sales-type leases:

                                                               1995      1994
                                                             --------  --------
   Total minimum lease payments to be received.............. $ 91,124  $101,888
   Estimated residual values of leased flight equipment.....   26,544    29,127
   Less: Unearned income....................................  (31,431)  (38,782)
                                                             --------  --------
   Net investment in finance and sales-type leases.......... $ 86,237  $ 92,233
                                                             ========  ========

  Minimum future lease payments to be received for flight equipment on finance and sales-type leases at December 31, 1995 are as follows:

           1996...................................... $13,515
           1997......................................  12,714
           1998......................................  13,080
           1999......................................  11,478
           2000......................................   7,935
           Thereafter................................  32,402
                                                      -------
           Total minimum lease payments to be
            received................................. $91,124
                                                      =======

           INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

NOTE D--INVESTMENTS

  Investments consist of the following:

                                                     1995            1994
                                                --------------- ---------------
                                                PERCENT         PERCENT
                                                 OWNED  AMOUNT   OWNED  AMOUNT
                                                ------- ------- ------- -------
Cost method:
Air Liberte....................................  10.8%  $ 4,792  10.8%  $ 4,154
International Aircraft Investors...............   6.2%      300   6.2%      300
Others.........................................           1,058           2,850
Equity method:
Pacific Ocean Leasing Ltd......................  50.0%    5,858  50.0%    7,223
Pacific Asia Leasing Ltd.......................  25.0%    5,303  25.0%    4,456
                                                        -------         -------
                                                        $17,311         $18,983
                                                        =======         =======

  In addition, the Company has notes receivable of $11,111 (1995) and $10,538
(1994) from entities in which it has investments.

  At December 31, 1995, the Company had nine aircraft on lease to Air Liberte. These leases are similar in terms to those of unaffiliated customers.

  The Company has sold used aircraft and engines to International Aircraft Investors ("IAI") on terms similar to those of unaffiliated customers (see Note K). In exchange for these sales the Company has received notes which are included in Notes Receivable in the accompanying consolidated balance sheets (see Note B).

  The Company has a 50% interest in Pacific Ocean Leasing Ltd. ("POL"), a Bermuda corporation. POL presently owns one Boeing 767-200 aircraft, one spare engine and various spare parts on lease to an airline. Additionally, the Company has guaranteed the bank loan to POL (see Note K).

  The Company has a 25% interest in Pacific Asia Leasing Ltd. ("PAL"), a Bermuda corporation. PAL presently owns one Boeing 767-300ER aircraft on lease to an airline. The Company guaranteed part of the loan in connection with such purchase (see Note K).

           INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

NOTE E--DEBT FINANCING AND CAPITAL LEASE OBLIGATIONS

  Debt financing and capital lease obligations are comprised of the following:

                                                           1995        1994
                                                        ----------  ----------
   Commercial Paper (weighted average interest rate at
    December 31, 5.82% (1995) and 5.73% (1994)).......  $1,843,630  $1,972,361
   Term Notes.........................................   3,550,000   2,950,000
   Medium-Term Notes..................................   2,403,770   2,011,770
   Capital Lease Obligations..........................   1,088,424     305,400
   Bank and other term debt...........................      22,502      43,503
   Bank lines of credit and revolvers.................         --      319,000
   Less: Deferred debt discount.......................     (15,692)    (19,028)
                                                        ----------  ----------
                                                        $8,892,634  $7,583,006
                                                        ==========  ==========

 Bank Financing:

  As of December 31, 1995, the Company had committed credit agreements with 40 commercial banks aggregating $1,950,000 and uncommitted lines of credit with two commercial banks in the amount of $125,000. Bank debt principally provides for interest rates that vary according to the pricing option then in effect and range from prime, .25% to .30% over LIBOR or .395% over CD rates, at the option of the Company. The interest rates on the uncommitted bank lines are fixed for a period of up to one year at rates determined by the banks. Bank debt is subject to facility fees of up to .10% of amounts available. Bank financing is used primarily as backup for the Company's Commercial Paper program.

 Term Notes:

  The Company has issued the following Notes which provide for a single principal payment at maturity and cannot be redeemed prior to maturity:

                                                       INITIAL
                                                        TERM    1995     1994
                                                       ------- ------- --------
   6% Notes due January 15, 1995...................... 3 years $       $150,000
   8.20% Notes due April 15, 1995..................... 4 years          150,000
   4 7/8% Notes due September 15, 1995................ 3 years          100,000
   6 7/8% Notes due December 15, 1995................. 4 years          100,000
   5 3/4% Notes due January 15, 1996.................. 3 years 150,000  150,000
   6 5/8% Notes due June 1, 1996...................... 4 years 100,000  100,000
   4 3/4% Notes due July 15, 1996..................... 3 years 100,000  100,000
   7.90% Notes due October 1, 1996.................... 5 years 100,000  100,000
   6 3/8% Notes due November 1, 1996.................. 4 years 150,000  150,000
   4 3/4% Notes due January 15, 1997.................. 3 years 100,000  100,000
   5 7/8% Notes due February 1, 1997.................. 4 years 100,000  100,000
   5 1/2% Notes due April 1, 1997..................... 4 years 100,000  100,000
   6 1/2% Notes due July 15, 1997..................... 5 years 150,000  150,000
   6 3/4% Notes due August 1, 1997.................... 3 years 100,000  100,000

           INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

NOTE E--DEBT FINANCING AND CAPITAL LEASE OBLIGATIONS (CONTINUED)

 Term Notes (continued):

                                                INITIAL
                                                 TERM        1995       1994
                                              ----------- ---------- ----------
   Floating Rate Notes due October 15, 1997.  4 1/2 years $  100,000 $  100,000
   8 1/8% Notes due January 15, 1998........      3 years    150,000
   5 5/8% Notes due March 1, 1998...........      4 years    100,000    100,000
   5 3/4% Notes due March 15, 1998..........      5 years    100,000    100,000
   7% Notes due June 1, 1998................      4 years    100,000    100,000
   6 1/4% Notes due June 15, 1998...........      3 years    100,000
   5 3/4% Notes due July 1, 1998............      5 years    100,000    100,000
   8.35% Notes due October 1, 1998..........      7 years    100,000    100,000
   5 3/4% Notes due January 15, 1999........      5 years    150,000    150,000
   7 1/2% Notes due March 1, 1999...........      4 years    100,000
   6 5/8% Notes due April 1, 1999...........      5 years    100,000    100,000
   Floating Rate Notes due June 2, 1999.....      4 years    100,000
   Floating Rate Notes due July 15, 1999....      4 years    100,000
   6 1/2% Notes due August 15, 1999.........      7 years    100,000    100,000
   6 1/8% Notes due November 1, 1999........      4 years    100,000
   5 3/4% Notes due December 15, 1999.......      4 years    150,000
   8 1/4% Notes due January 15, 2000........      5 years    100,000
   6.20% Notes due May 1, 2000..............      7 years    100,000    100,000
   7% Notes due May 15, 2000................      5 years    100,000
   6 1/4% Notes due October 15, 2000........      5 years    100,000
   8 7/8% Notes due April 15, 2001..........     10 years    150,000    150,000
   8 3/8% Notes due December 15, 2004.......     10 years    100,000    100,000
                                                          ---------- ----------
                                                          $3,550,000 $2,950,000
                                                          ========== ==========

 Medium-Term Notes:

  The Company's Medium-Term Notes bear interest at rates varying between 4.5% and 9.88%, inclusive, with maturities from 1996 through 2005. The Medium-Term Notes provide for a single principal payment at the maturity of the respective note. They cannot be redeemed by the Company prior to maturity.

 Capital Lease Obligations:

  The Company's Capital Lease Obligations provide 10 year, fully amortizing debt in three interest rate tranches. The first 62.5% of the original debt is at a fixed rate of 6.55%. The second 22.5% of the original debt is at fixed rates varying between 6.18% and 6.89%. The final 15% of the original debt is at a floating LIBOR based rate. The debt matures through 2005. The flight equipment associated with the obligations had a net book value of $1,215,912
(1995) and $359,266 (1994). As of December 31, 1995, the Company had the option to enter into an additional facility of $747,000 for aircraft to be delivered in 1996. The terms are basically the same as for the existing facilities.

           INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

NOTE E--DEBT FINANCING AND CAPITAL LEASE OBLIGATIONS (CONTINUED)


  Maturities of debt financing and capital lease obligations (excluding commercial paper) at December 31, 1995 are as follows:

      1996........................................................... $1,171,104
      1997...........................................................  1,289,487
      1998...........................................................  1,410,087
      1999...........................................................  1,477,802
      2000...........................................................    648,552
      Thereafter.....................................................  1,067,664
                                                                      ----------
                                                                      $7,064,696
                                                                      ==========


  Under the most restrictive provisions of the related borrowings, consolidated retained earnings at December 31, 1995, in the amount of $221,744 are unrestricted as to payment of dividends.

NOTE F--SHAREHOLDERS' EQUITY

 Preferred Stock:

  In February and November 1995 and November 1993, 500 shares each of Series E and F, G and H and C and D, respectively, of Market Auction Preferred Stock ("MAPS") were issued in connection with public offerings at $100 per share. Proceeds, net of issuance costs, to the Company were $197,144 (1995) and $98,472 (1993). The MAPS have a liquidation value of $100 per share and are not convertible. The dividend rate, other than the initial rate, for each dividend period for each series will be reset approximately every 7 weeks (49 days) on the basis of orders placed in an auction. At December 31, 1995, the dividend rates for Series A through H ranged from 4.35% to 4.69%.

 Stock Appreciation Rights:

  Stock Appreciation Rights ("SARs") were granted to certain employees of the Company during 1990. The SARs granted generally vest over a nine year period from the effective date and are exercisable immediately upon vesting. SARs initially have no value but can gain a cash value based upon the difference between a Benchmark Price and a Formula Price (based on adjusted pre-tax cash flow of the Company), but not in excess of an aggregate of $150,000, to be accrued and paid over the period of the plan. The SAR plan became effective on January 1, 1991. No value has been earned or accrued under the SAR plan as of December 31, 1995.

NOTE G--RENTAL INCOME

  Minimum future rentals on noncancelable operating leases and subleases of flight equipment which have been delivered at December 31, 1995 are as follows:

           YEAR ENDED
           ----------
           1996................................... $1,112,237
           1997...................................    889,205
           1998...................................    700,100
           1999...................................    551,181
           2000...................................    404,996
           Thereafter.............................    743,435
                                                   ----------
                                                   $4,401,154
                                                   ==========

           INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

NOTE G--RENTAL INCOME (CONTINUED)

  Additional rentals earned by the Company based on the lessees' usage aggregated $168,121 (1995), $122,321 (1994) and $101,761 (1993). Flight
equipment is leased, under operating leases, with remaining terms ranging from one to 10 years.

NOTE H--RENTAL EXPENSE

  At December 31, 1995, the Company had entered into a sale-leaseback transaction in the amount of $412,626 relating to seven aircraft. The transaction results in the sale and leaseback of these aircraft for one year operating leases, each with six one year extension options, maturing on December 22, 1996. The lease rates equate to fixed principal amortization and floating interest payments of LIBOR plus .42%.

  Minimum future rental expense for 1996 is $15,226 at December 31, 1995.

NOTE I--INCOME TAXES

  The provision (benefit) for income taxes is comprised of the following:

                                                     1995      1994      1993
                                                   --------  --------  --------
   Current:
    Federal....................................... $(32,962) $(34,027) $ (8,522)
    State.........................................    1,427    (3,508)    3,826
                                                   --------  --------  --------
                                                    (31,535)  (37,535)   (4,696)
   Deferred:
    Federal.......................................  162,129   149,364   103,220
    State.........................................   11,315    (1,765)   10,551
                                                   --------  --------  --------
                                                    173,444   147,599   113,771
                                                   --------  --------  --------
                                                   $141,909  $110,064  $109,075
                                                   ========  ========  ========

  The provision for deferred income taxes is comprised of the following temporary differences:

                                                    1995      1994      1993
                                                  --------  --------  --------
Accelerated depreciation on flight equipment..... $182,125  $180,137  $108,548
Excess of state income taxes not currently de-
 ductible for Federal income tax purposes........   (3,960)      626    (3,698)
Tax versus book lease differences................      779      (806)   (1,092)
Provision for overhauls..........................   (4,370)   (9,951)   (3,613)
Rentals received in advance......................     (308)  (14,511)   (1,077)
Straight line rents..............................     (606)   (2,315)    7,269
Changes in tax rates.............................      --        --      6,056
Other............................................     (216)   (5,581)    2,659
Investment and other tax credits.................      --        --     (1,281)
                                                  --------  --------  --------
                                                  $173,444  $147,599  $113,771
                                                  ========  ========  ========

           INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

NOTE I--INCOME TAXES (CONTINUED)

  The deferred tax liability at December 31, 1995 consists of the following:

   Accelerated depreciation on flight equipment...................... $669,742
   Excess of state income taxes not currently deductible for Federal income tax purposes..............................................  (14,049)
   Tax versus book lease differences.................................   49,496
   Provision for overhauls...........................................  (31,047)
   Rentals received in advance.......................................  (30,622)
   Straight line rents...............................................   17,428
   Other.............................................................      (10)
                                                                      --------
                                                                      $660,938
                                                                      ========

  A reconciliation of computed expected total provision for income taxes to the amount recorded is as follows:

                                                     1995      1994      1993
                                                   --------  --------  --------
Computed expected provision based upon a federal
 rate of 35% ....................................  $118,421  $109,202   $97,174
State income taxes, net of Federal income taxes..     8,282     5,772     9,345
Foreign sales corporation benefit................    (7,305)   (3,178)   (3,324)
Subsidiary losses without tax benefit............    17,169       --        --
Other............................................     5,342    (1,732)     (176)
Adjustments of deferred tax liability for changes
 in tax rates....................................       --        --      6,056
                                                   --------  --------  --------
                                                   $141,909  $110,064  $109,075
                                                   ========  ========  ========

NOTE J--OTHER INFORMATION

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

  Revenues include rentals of flight equipment to foreign airlines of $1,002,251 (1995), $798,619 (1994) and $655,773 (1993).

           INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

NOTE J--OTHER INFORMATION (CONTINUED)

  The following table sets forth the dollar amount and percentage of total rental revenues attributable to the indicated geographic areas for the years indicated:

                                    1995             1994            1993
                              ----------------  --------------  --------------
                                AMOUNT     %     AMOUNT    %     AMOUNT    %
                              ---------- -----  -------- -----  -------- -----
                                          (DOLLARS IN THOUSANDS)
Europe....................... $  462,252  36.9% $353,009  35.5% $261,523  32.9%
Asia/Pacific.................    255,163  20.4   180,215  18.2   169,036  21.2
Central, South America and
 Mexico......................    166,443  13.2   199,041  20.0   171,577  21.6
United States and Canada.....    304,784  24.3   230,856  23.2   171,720  21.6
Africa and the Middle East...     65,378   5.2    30,475   3.1    21,581   2.7
                              ---------- -----  -------- -----  -------- -----
                              $1,254,020 100.0% $993,596 100.0% $795,437 100.0%
                              ========== =====  ======== =====  ======== =====

 Employee Benefit Plans

  The Company's employees participate in various benefit plans sponsored by AIG, including a noncontributory qualified defined benefit retirement plan, various stock option and purchase plans and a voluntary savings plan (401(k) plan).

  AIG's U.S. plans do not separately identify projected benefit obligations and plan assets attributable to employees of participating affiliates. AIG's projected benefit obligations exceeded the plan assets at December 31, 1995 by $41,416.

NOTE K--COMMITMENTS AND CONTINGENCIES

 Aircraft orders and options

  At December 31, 1995, the Company had committed to purchase, or had secured positions for (which were subsequently committed), 292 aircraft deliverable from 1996 through 2004 at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $15,935,000.

  At December 31, 1995, the Company had options to purchase 34 aircraft deliverable from 1998 through 2005 at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $2,547,000.

  Most of these purchase commitments and options are based upon master arrangements with each of The Boeing Company ("Boeing"), AVSA, S.A.R.L., the sales subsidiary of Airbus Industrie ("Airbus").

  The Boeing aircraft (models 737, 747, 757, 767 and 777), and the Airbus aircraft (models A300, A319, A320, A321, A330 and A340) are either being purchased, or the options to purchase have been granted, pursuant to purchase agreements executed by the Company and Boeing or Airbus. These agreements establish the pricing formulas (which include certain price adjustments based upon inflation and other factors) and various other terms with respect to the purchase of aircraft. Under certain circumstances, the Company has the right to alter the mix of aircraft type ultimately acquired. As of December 31, 1995, the Company had made non-refundable deposits (exclusive of capitalized interest) with respect to the aircraft which the Company has committed to purchase of approximately $389,788, $322,537 with Boeing and Airbus, respectively.

           INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

NOTE K--COMMITMENTS AND CONTINGENCIES (CONTINUED)

  If all 326 aircraft were to be acquired, the estimated aggregate purchase price (including adjustment for anticipated inflation) would be approximately $18,482,000. Management anticipates that a significant portion of such aggregate purchase price will be funded by incurring additional debt. The exact amount of the indebtedness to be incurred will depend upon the actual purchase price of the aircraft, which can vary due to a number of factors, including inflation, and the percentage of the purchase price of the aircraft which must be financed.

 Asset Value Guarantees

  The Company guaranteed a portion of the residual value of four aircraft for fees paid in 1991 and seven aircraft for fees paid in 1994. The aggregate guarantees at December 31, 1995, are $131,259 and, if called upon, are payable in the amounts of $8,159 (1997), $3,100 (1999), $21,000 (2000), $63,000 (2003)
and $36,000 (2006).

 Other Guarantees

  In connection with the acquisition of seven aircraft by entities in which the Company has an investment, the Company guaranteed the loans, which at December 31, 1995 aggregated $75,348.

  The Company guaranteed the loans of two customers which, at December 31, 1995, aggregrated $10,633.

NOTE L--FINANCIAL INSTRUMENTS

  In the normal course of business, the Company employs a variety of off-balance sheet financial instruments and other derivative products to manage its exposure to interest rates and the resulting impact of changes in interest rates on earnings, with the objective to lower its overall borrowing cost and to maintain its optimal mix of variable and fixed rate interest obligations. These derivative products include interest rate swap agreements, interest rate spreadlocks, and interest rate swap options ("swaptions") and interest rate floors.

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

  At December 31, 1995 and 1994, the Company had interest rate swap agreements with aggregate notional amounts of $624,568 and $294,761, respectively, which effectively converted certain fixed rate obligations with a weighted average interest rate of 6.53% (1995) and 6.46% (1994) to variable rate obligations equal to the six month LIBOR rate. In addition, at December 31, 1995 and 1994, the Company had an interest rate swap agreement with a notional amount of $100,000 which effectively converted a floating rate obligation equal to the one month commercial paper rate to a fixed rate obligation with a weighted average interest rate of 5.82%. Also, at December 31, 1995 and 1994 the

           INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

NOTE L--FINANCIAL INSTRUMENTS (CONTINUED)

Company had an interest rate swap agreement with a notional amount of $50,000 which converted a floating rate obligation equal to two year U.S. Treasuries minus 0.25% to a floating rate obligation equal to three month LIBOR plus 0.25%. In addition, at December 31, 1995, the Company had interest rate swap agreements with aggregate notional amounts of $200,000 which converted floating rate obligations equal to three month LIBOR plus .20% to fixed rate obligations with a weighted average interest rate of 6.44%. Finally, at December 31, 1995, the Company had an interest rate swap agreement with a notional amount of $412,626 which converted floating rate obligations equal to one month LIBOR plus .42% to one month LIBOR subject to a floor of 5.315%. The notional amounts of many of the Company's swap agreements amortize on a semi-annual basis. The interest rate swap agreements amortize and expire in 1996 ($80,724 notional value), 1997 ($158,287 notional value), 1998 ($161,194 notional value), 1999 ($314,249 notional value), 2000 ($67,549 notional value), 2001 ($70,982 notional value), 2002 ($381,227 notional value), 2003
($63,496 notional value), 2004 ($64,339 notional value) and 2005 ($25,147 notional value).

  At December 31, 1995, the Company had committed swaption contracts with an aggregate notional amount of $565,670 substantially expiring through 1996. The swaptions grant to the option holder the right but not the obligation to effectively convert certain of the Company's fixed rate financing options with a weighted average interest rate of 6.70% to floating rates equal to the six month LIBOR rate. The swaptions were entered into with the objective to lower the Company's borrowing costs and to obtain its optimal mix of variable and fixed rate obligations.

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

    Investments: It was not practicable to estimate the fair value of most of the Company's investments in the common and preferred stocks of other companies because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs. The carrying amount of these investments at December 31, 1995 represents the original cost or original cost plus the Company's share of earnings of the investment, which management believes is not impaired. For investments held by the Company that had a quoted market price at December 31, 1995, the Company used such quoted market price in estimating the fair value of such investments.

    Debt financing: The carrying value of the Company's commercial paper and term debt maturing within one year approximates its fair value. The fair value of the Company's long-term debt is estimated using discounted cash flow analyses, based on the Company's spread to Treasuries for similar debt at year-end.

    Off-balance-sheet instruments: Fair values for the Company's off-balance-sheet instruments are based on pricing models or formulas using current assumptions (swaps, swaptions, interest rate floors and the acquired financing options) and the amount of the guarantee which would not be covered by the fair value of the underlying collateral (loan guarantees and asset value guarantees).

           INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

NOTE L--FINANCIAL INSTRUMENTS (CONTINUED)

  The carrying amounts and fair values of the Company's financial instruments at December 31, 1995 are as follows:

                                    CARRYING
                                    AMOUNT OF       FAIR VALUE OF
                                ASSET (LIABILITY) ASSET (LIABILITY)
                                ----------------- -----------------
   Cash and cash equivalents...    $    87,097       $    87,097
   Notes receivable............        423,799           408,648
   Investments.................         17,311            18,301
   Debt financing..............     (7,804,210)       (8,034,202)
   Off-balance-sheet financial
    instruments:
     Hedging Activities:
       Swaps...................         (2,377)           10,426
       Acquired financing
        options................            --                --
     Other Risk Management
      Activities:
       Swaptions...............         (2,981)           (2,981)
       Interest rate floors....         (2,662)           (2,662)
       Acquired financing
        options................          1,574             1,574
       Loan guarantees.........            --                --
       Asset value guarantees..            --                --

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

         COL. A             COL. B              COL. C               COL. D       COL. E
         ------          ------------ --------------------------- ------------ -------------
                                               ADDITIONS
                          BALANCE AT  CHARGED TO    CHARGED TO
                         BEGINNING OF COSTS AND  OTHER ACCOUNTS-- DEDUCTIONS--  BALANCE AT
      DESCRIPTION           PERIOD     EXPENSES      DESCRIBE     DESCRIBE(1)  END OF PERIOD
      -----------        ------------ ---------- ---------------- ------------ -------------
                                               (DOLLARS IN THOUSANDS)
Reserve for overhaul:
Year ended December 31,
 1995...................   $71,554     $71,113        $4,201(2)     $63,001       $83,857
Year ended December 31,
 1994...................   $44,843     $57,619        $1,802(2)     $32,710       $71,554
Year ended December 31,
 1993...................   $34,965     $39,893        $    0        $30,015       $44,843

--------
(1) Reimbursements to lessees for overhauls performed and amounts transferred to buyers for aircraft sold.
(2)Payments received from lessees in lieu of compliance with return conditions.

                                  SIGNATURES
  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 1996

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


             SIGNATURE                 TITLE                             DATE
             ---------                 -----                             ----
          LESLIE L. GONDA                                            March 26, 1996
------------------------------------
          Leslie L. Gonda            Director

        STEVEN F. UDVAR-HAZY                                         March 26, 1996
------------------------------------
        Steven F. Udvar-Hazy         Director

           LOUIS L. GONDA                                            March 26, 1996
------------------------------------
           Louis L. Gonda            Director

          M. R. GREENBERG                                            March 26, 1996
------------------------------------
          M. R. Greenberg            Director

         EDWARD E. MATTHEWS                                          March 26, 1996
------------------------------------
         Edward E. Matthews          Director

       PETROS K. SABATACAKIS                                         March 26, 1996
------------------------------------
       Petros K. Sabatacakis         Director

          HOWARD I. SMITH                                            March 26, 1996
------------------------------------
          Howard I. Smith            Director

            ALAN H. LUND                                             March 26, 1996
------------------------------------
            Alan H. Lund             Chief Financial Officer and
                                      Chief Accounting Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

  Since the Registrant is an indirect wholly owned subsidiary of AIG, no annual report to security holders for the year ended December 31, 1995 or proxy statement, form of proxy or other proxy soliciting materials have been sent to securities holders since January 1, 1990.