Form 10-Q
period 1996-03-31
INTERNATIONAL LEASE FINANCE CORP
filed 1996-05-10
CIK 714311

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10 - Q
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended.........March 31, 1996......

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

         Class                   Outstanding at April 30, 1996
         -----                   -------------------------------
Common Stock, no par value                 35,818,122

  INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                          INDEX


Part I.     Financial Information:                         Page No.

   Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets
        March 31, 1996 and December 31, 1995. . . . . . . . . 3

     Condensed Consolidated Statements of Income
            Three Months Ended March 31, 1996 and 1995. . . . 4

     Condensed Consolidated Statements of Cash Flows
            Three Months Ended March 31, 1996 and 1995. . . . 5

     Note to Condensed Consolidated Financial Statements. . . 7

   Item 2.  Management's Discussion and Analysis of the
            Financial Condition and Results of Operations . . 8

Part II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . 10

      Signatures. . . . . . . . . . . . . . . . . . . . . . . 11

      Index to Exhibits . . . . . . . . . . . . . . . . . . . 12

    INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS
    (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                            March 31,      December 31,
                                                 1996             1995
                                            -----------    -----------
                                             (Unaudited)

ASSETS
Cash, including interest bearing accounts
  of $52,534 (1996) and $59,624 (1995)     $    47,143     $    87,097
Current income taxes receivable                 52,881          30,803
Notes receivable                               422,902         423,799
Net investment in finance and sales-
  type leases                                   84,987          86,237

Flight equipment under operating leases     12,671,522      12,015,308
  Less accumulated depreciation              1,340,415       1,252,438
                                           -----------     -----------
                                            11,331,107      10,762,870
                                           -----------     -----------

Deposits on flight equipment purchases         870,073         805,570
Accrued interest, other receivables
  and other assets                              88,596          87,991
Investments                                     17,550          17,311
Deferred debt issue costs-less
  accumulated amortization of $34,817
  (1996) and $30,778 (1995)                     27,352          27,504
                                           -----------     -----------
                                           $12,942,591     $12,329,182
                                           ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued interest and other payables        $   218,563     $   196,676
Debt financing, net of deferred debt
  discount of $15,644 (1996) and $15,692
  (1995)                                     8,246,781       7,804,210
Capital lease obligations                    1,072,148       1,088,424
Security & other deposits on flight
  equipment                                    574,619         498,016
Rentals received in advance                     81,001          80,811
Deferred income taxes                          711,398         660,938

SHAREHOLDERS' EQUITY
Preferred stock--no par value; 20,000,000
  authorized shares
Market Auction Preferred Stock, $100,000 per
  share liquidation value; Series A,B,C,D,E
  F,G and H (1996 and 1995) each having 500
  shares issued and outstanding                400,000         400,000
Common stock--no par value; 100,000,000
  authorized shares, 35,818,122 (1996
  and 1995) issued and outstanding               3,582           3,582
Additional paid-in capital                     579,988         580,085
Retained earnings                            1,054,511       1,016,440
                                             ---------       ---------
                                             2,038,081       2,000,107
                                             ---------       ---------
                                            $12,942,591     $12,329,182
                                             ==========      ==========


SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

    INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                       (DOLLARS IN THOUSANDS)


                                                  1996           1995
                                               --------       --------
                                                     (Unaudited)


REVENUES:
  Rentals of flight equipment                  $337,174        $280,415
      Flight equipment marketing                 23,164          12,444
      Interest and other                         10,873          11,047
                                                -------         -------
                                                371,211         303,906
                                                -------         -------

EXPENSES:
  Interest                                      135,090         117,316
  Depreciation                                  112,903          98,287
  Rent expense                                   10,514             790
  Provision for overhaul                         19,276          13,452
  Selling, general & administrative               9,978           8,176
                                                -------         -------
                                                287,761         238,021
                                                -------         -------

INCOME BEFORE INCOME TAXES                       83,450          65,885
  Provision for income taxes                     30,546          24,233
                                                -------         -------
NET INCOME                                     $ 52,904        $ 41,652
                                                =======         =======



      SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

       INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                        (DOLLARS IN THOUSANDS)




                                                         1996             1995
                                                    ----------      -----------
                                                           (Unaudited)
OPERATING ACTIVITIES:
Net Income                                          $     52,904    $     41,652
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation of flight equipment                     112,903          98,287
    Deferred income taxes                                 50,460          56,152
    Amortization of deferred debt
      issue costs                                          2,259           1,335
    Gain on sale of flight equipment
      included in amount financed                           (310)         (6,607)
    Increase in notes receivable                         (13,529)         (6,539)
    Equity in net (income) loss of affiliates               (238)            106
Changes in operating assets and liabilities:
    (Increase) decrease in accrued interest,
      other receivables and other assets                    (605)        (16,310)
    Increase in current income taxes receivable          (22,708)        (33,858)
    Increase in accrued interest and
      other payables                                      21,887          46,154
    Increase in rentals received in advance                  190           8,378
                                                     -----------     -----------
Net cash provided by operating activities                203,843         188,750
                                                     -----------     -----------
INVESTING ACTIVITIES:
Acquisition of flight equipment
  for operating leases                                  (813,544)     (1,074,840)
(Increase) decrease in deposits and
  progress payments                                      (64,503)         14,816
Proceeds from disposal of flight
  equipment-net of gain                                  131,162           6,792
Collections on notes receivable                           15,977          16,122
Collections on finance and sales-type leases               1,250           1,428
                                                     -----------     -----------
Net cash used in investing activities                   (729,658)     (1,035,682)
                                                     -----------     -----------
FINANCING ACTIVITIES:
Proceeds from debt financing                           1,282,752       2,217,389
Payments in reduction of debt financing                 (856,505)     (1,446,194)
Proceeds from sale of MAPS preferred stock
  (net of issue costs)                                                    98,486
Debt issue costs                                          (2,204)         (5,338)
Change in unamortized debt discount                           48          (6,316)
Increase in customer deposits                             76,603          24,758
Payment of common and preferred dividends                (14,833)         (6,682)
                                                      ----------       ---------
Net cash provided by financing activities                485,861         876,103
                                                      ----------       ---------

   Increase (Decrease) in cash                           (39,954)         29,171
Cash at beginning of period                               87,097          52,891
                                                     -----------     -----------
Cash at end of period                               $     47,143    $     82,062
                                                     ===========     ===========


    SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


                                                         1996           1995
                                                    ----------    -----------
                                                      (Dollars in thousands)
                                                           (Unaudited)

Cash paid during the period for:
  Interest (net of amount capitalized
    $11,982 (1996)and $14,118 (1995))               $ 84,494      $ 65,809
  Income taxes                                         2,164         1,873



1996:
  Notes in the amount of $1,552 were received as payment in exchange for flight equipment sold with a book value of $1,242.

1995:
  Notes in the amount of $30,500 were received as partial payment in exchange for flight equipment sold with a book value of $23,893.


       SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

   INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
      NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1996
                           (UNAUDITED)

A. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation
      have been included.   Certain reclassifications have been made to
      the 1995 condensed consolidated financial statements to conform to the 1996 presentation. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

             INTERNATIONAL LEASE FINANCE CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

   The Company borrows funds for the purchase of flight equipment, including the making of progress payments during the construction phase, principally on an unsecured basis from various sources. The Company's debt financing was comprised of the following at the following dates:


                                          Dec. 31,       March 31,
                                            1995              1996
                                          ----------      ----------
                                            (Dollars in thousands)

  Public term debt with single
    maturities                            $ 3,550,000     $ 3,550,000
  Public medium-term notes with
    varying maturities                      2,403,770       2,502,770
  Capital lease obligations                 1,088,424       1,072,148
  Bank and other term debt                     22,502
                                            ---------       ---------
    Total term debt                         7,064,696       7,124,918

  Commercial paper                          1,843,630       2,209,655
  Less: Deferred debt discount                (15,692)        (15,644)
                                            ---------       ---------
    Total Debt Financing                  $ 8,892,634     $ 9,318,929
                                            =========       =========

  Composite interest rate                        6.47%           6.31%
  Percentage of total debt at fixed rates       75.59%          73.06%
  Composite interest rate on fixed rate
    debt                                         6.66%           6.64%
  Bank prime rate                                8.50%           8.25%


  The interest on substantially all the public debt (exclusive of the commercial paper) is fixed for the term of the note. The Company has committed revolving loans and lines of credit with 43 banks aggregating $2.4 billion and uncommitted lines of credit with two banks aggregating $175 million. Bank debt principally provides for interest rates that vary according to the pricing option then in effect and range from prime, .25% to .30% over LIBOR or .395% over CD rates, at the Company's option. Bank financings are subject to facility fees of up to .10% of amounts available.
  The Company has an effective shelf registration with respect to $2.11 billion of debt securities, under which $400 million of notes were sold through March 31, 1996. Additionally, a $750 million Medium Term Note Program has been implemented under the shelf registration, under which $209 million has been sold through March 31, 1996.
  The Company has an option to enter into an export credit lease facility in the amount of $480 million which provides ten year, amortizing loans in the form of capital lease obligations. The interest rate on 62.5% of the financing available is 6.55%, the interest rate on 22.5% of the financing available varies between 6.18% and 6.89%. The remaining 15% of the financing available provides for LIBOR based pricing.
  The Company believes that the combination of internally generated funds and debt financing currently available to the Company will allow the Company to meet its capital requirements for at least the next 12 months.

          INTERNATIONAL LEASE FINANCE CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS-Three months ended March 31, 1996 versus 1995.

  The increase in revenues from the rentals of flight equipment from $280.4 million in 1995 to $337.2 million in 1996, a 20% increase, is attributable, in part, to the increase in the size of the fleet of leased flight equipment subject to operating leases from 277 at March 31, 1995 to 298 at March 31, 1996, an 8% increase. The increase is also attributable to the increase in the relative cost of the fleet from $10.9 billion in 1995 to $12.7 billion in 1996, a 17% increase.
  In addition to its leasing operations, the Company actively engages in the marketing of flight equipment from its own portfolio as well as on a principal and commission basis. Revenue from such flight equipment marketing increased from $12.4 million in 1995 to $23.2 million in 1996 as a result of the nature of the related flight equipment marketed. Flight equipment marketing revenue consisted of the following number of transactions in each period:



                                             1996        1995
                                             ----        ----
      Sales of flight equipment                -           -
      Commissions                              6           2
      Disposition of leased flight equipment   6           9


  Expenses as a percentage of total revenues decreased to 77.5% in the first quarter of 1996 compared to 78.3% in the first quarter of 1995. Interest expense increased from $117.3 million in 1995 to $135.1 million in 1996 primarily as a result of an increase in gross debt outstanding at quarter end from $8.4 billion at 1995 to $9.3 billion at 1996 to finance aircraft acquisitions. In addition, the Company's composite borrowing rate fluctuated as follows:

                                   1996      1995     Increase/
                                                      (Decrease)
                                   ----      ----     ----------
      Beginning of Quarter         6.47%     6.41%         .06%
      End of Quarter               6.31%     6.69%        (.38%)
                                   ----      ----       --------
      Average                      6.39%     6.55%        (.16%)

  Depreciation of flight equipment increased from $98.3 million in 1995 to $112.9 million in 1996 due to the addition of aircraft.
  Rent expense increased from $.8 million in 1995 to $10.0 million in 1996 as a result of a sale-leaseback transaction for seven aircraft completed in December 1995.
  Provision for overhauls increased from $13.5 million in 1995 to $19.3 million in 1996 due to an increase in the number of aircraft from which the Company collects overhaul reserves and, therefore, an increase in the total number of hours flown for which an overhaul reserve is provided.

PART II. OTHER INFORMATION


  Item 6.  Exhibits and Reports on Form 8-K

       a)  Exhibits:

           12   Computation of Ratios of Earnings

           27   Financial Data Schedule

       b)  Reports on Form 8-K:

            1.   Form 8-K, event date January 4, 1996 (Item 7)

                           SIGNATURES

        Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

             INTERNATIONAL LEASE FINANCE CORPORATION




   May 10, 1996                   __/s/ Leslie L. Gonda__
                                        LESLIE L. GONDA
                                        Chairman of the Board




   May 10, 1996                   __/s/ Alan H. Lund__
                                        ALAN H. LUND
                                        Executive Vice President
                                        Co-Chief Operating Officer
                                        and Chief Financial Officer

       INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                          INDEX TO EXHIBITS

Exhibit No.

      12    Computation of Ratios of Earnings

      27    Financial Data Schedule