Form 10-Q/A
period 1996-03-31
INTERNATIONAL LEASE FINANCE CORP
filed 1996-05-30
CIK 714311

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10 - Q/A
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


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
                                                =======         =======



      SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

       INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                        (DOLLARS IN THOUSANDS)




                                                         1996             1995
                                                    ----------      -----------
                                                           (Unaudited)
OPERATING ACTIVITIES:
Net Income                                          $     52,904    $     41,652
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation of flight equipment                     112,903          98,287
    Deferred income taxes                                 50,460          56,152
    Amortization of deferred debt
      issue costs                                          2,259           1,335
    Gain on sale of flight equipment
      included in amount financed                           (310)         (6,607)
    Increase in notes receivable                         (13,529)         (6,539)
    Equity in net (income) loss of affiliates               (238)            106
Changes in operating assets and liabilities:
    (Increase) decrease in accrued interest,
      other receivables and other assets                    (605)        (16,310)
    Increase in current income taxes receivable          (22,078)        (33,858)
    Increase in accrued interest and
      other payables                                      21,887          46,154
    Increase in rentals received in advance                  190           8,378
                                                     -----------     -----------
Net cash provided by operating activities                203,843         188,750
                                                     -----------     -----------
INVESTING ACTIVITIES:
Acquisition of flight equipment
  for operating leases                                  (813,544)     (1,074,840)
(Increase) decrease in deposits and
  progress payments                                      (64,503)         14,816
Proceeds from disposal of flight
  equipment-net of gain                                  131,162           6,792
Collections on notes receivable                           15,977          16,122
Collections on finance and sales-type leases               1,250           1,428
                                                     -----------     -----------
Net cash used in investing activities                   (729,658)     (1,035,682)
                                                     -----------     -----------
FINANCING ACTIVITIES:
Proceeds from debt financing                           1,282,752       2,217,389
Payments in reduction of debt financing                 (856,505)     (1,446,194)
Proceeds from sale of MAPS preferred stock
  (net of issue costs)                                                    98,486
Debt issue costs                                          (2,204)         (5,338)
Change in unamortized debt discount                           48          (6,316)
Increase in customer deposits                             76,603          24,758
Payment of common and preferred dividends                (14,833)         (6,682)
                                                      ----------       ---------
Net cash provided by financing activities                485,861         876,103
                                                      ----------       ---------

   Increase (Decrease) in cash                           (39,954)         29,171
Cash at beginning of period                               87,097          52,891
                                                     -----------     -----------
Cash at end of period                               $     47,143    $     82,062
                                                     ===========     ===========



    SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


                                                         1996           1995
                                                    ----------    -----------
                                                      (Dollars in thousands)
                                                           (Unaudited)

Cash paid during the period for:
  Interest (net of amount capitalized
    $11,982 (1996)and $14,118 (1995))               $ 84,494      $ 65,809
  Income taxes                                         2,164         1,873



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

             INTERNATIONAL LEASE FINANCE CORPORATION




   May 30, 1996                   __/s/ Leslie L. Gonda__
                                        LESLIE L. GONDA
                                        Chairman of the Board




   May 30, 1996                   __/s/ Alan H. Lund__
                                        ALAN H. LUND
                                        Executive Vice President
                                        Co-Chief Operating Officer
                                        and Chief Financial Officer

       INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                          INDEX TO EXHIBITS

Exhibit No.

      12    Computation of Ratios of Earnings

      27    Financial Data Schedule