Form 10-Q
period 1996-06-30
INTERNATIONAL LEASE FINANCE CORP
filed 1996-08-12
CIK 714311

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10 - Q
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended...............June 30, 1996...........

                                      OR

[_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from .................... to ..............

Commission file number ................ 0-11350

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

                      Yes     X               No
                          ------------           ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                       Outstanding at July 30, 1996
            -----                       ----------------------------
COMMON STOCK, NO PAR VALUE                      35,818,122

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                                     INDEX


Part I.    Financial Information:                                       Page No.
   Item 1.   Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets
         June 30, 1996 and December 31, 1995.............................  3

     Condensed Consolidated Statements of Income
         Three Months Ended June 30, 1996 and 1995.......................  4

     Condensed Consolidated Statements of Income
         Six Months Ended June 30, 1996 and 1995.........................  5

     Condensed Consolidated Statements of Cash Flows
         Six Months Ended June 30, 1996 and 1995.........................  6

     Note to Condensed Consolidated Financial Statements.................  8

   Item 2.  Management's Discussion and Analysis of the
            Financial Condition and Results of Operations................  9

Part II.   Other Information

   Item 6.  Exhibits and Reports on Form 8-K............................. 12

     Signatures.......................................................... 13

     Index to Exhibits................................................... 14

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                   June 30,     December 31,
                                                     1996           1995
                                                  -----------   ------------
                                                  (Unaudited)
ASSETS
Cash, including interest bearing accounts
  of $27,417 (1996) and $59,624 (1995)            $    33,513    $    87,097
Current income taxes receivable                        51,739         30,803
Notes receivable                                      536,633        423,799
Net investment in finance and sales-
  type leases                                          83,193         86,237

Flight equipment under operating leases            13,442,095     12,015,308
  Less accumulated depreciation                     1,384,891      1,252,438
                                                  -----------    -----------
                                                   12,057,204     10,762,870
                                                  -----------    -----------

Deposits on flight equipment purchases                983,263        805,570
Accrued interest, other receivables
  and other assets                                     82,716         87,991
Investments                                            17,796         17,311
Deferred debt issue costs-less
  accumulated amortization of $37,272
  (1996) and $30,778 (1995)                            25,640         27,504
                                                  -----------    -----------
                                                  $13,871,697    $12,329,182
                                                  ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued interest and other payables               $   173,225    $   196,676
Debt financing, net of deferred debt
  discount of $21,899 (1996) and $15,692
  (1995)                                            9,129,786      7,804,210
Capital lease obligations                           1,042,148      1,088,424
Security & other deposits on flight
  equipment                                           591,054        498,016
Rentals received in advance                            85,554         80,811
Deferred income taxes                                 750,101        660,938

SHAREHOLDERS' EQUITY
Preferred stock--no par value; 20,000,000
  authorized shares
Market Auction Preferred Stock, $100,000 per
  share liquidation value; Series A,B,C,D,E
  F,G and H (1996 and 1995) each having 500
  shares issued and outstanding                       400,000        400,000
Common stock--no par value; 100,000,000
  authorized shares, 35,818,122 (1996
  and 1995) issued and outstanding                      3,582          3,582
Additional paid-in capital                            579,988        580,085
Retained earnings                                   1,116,259      1,016,440
                                                  -----------    -----------
                                                    2,099,829      2,000,107
                                                  -----------    -----------
                                                  $13,871,697    $12,329,182
                                                  ===========    ===========

            SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                            1996         1995
                                           --------    --------
                                               (Unaudited)
REVENUES:
 Rentals of flight equipment               $356,697    $305,497
 Flight equipment marketing                  46,455      50,057
 Interest and other                          12,465      11,777
                                           --------    --------
                                            415,617     367,331
                                           --------    --------
EXPENSES:
 Interest                                   145,461     136,511
 Depreciation                               120,930     103,888
 Rent expense                                10,314       2,234
 Provision for overhaul                      20,047      17,869
 Selling, general & administrative            9,132       8,272
                                           --------    --------
                                            305,884     268,774
                                           --------    --------

INCOME BEFORE INCOME TAXES                  109,733      98,557
 Provision for income taxes                  41,137      39,118
                                           --------    --------

NET INCOME                                 $ 68,596    $ 59,439
                                           ========    ========

            SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                             1996        1995
                                           --------    --------
                                               (Unaudited)
REVENUES:
 Rentals of flight equipment               $693,870    $585,912
 Flight equipment marketing                  69,618      62,502
 Interest and other                          23,340      22,823
                                           --------    --------
                                            786,828     671,237
                                           --------    --------
EXPENSES:
 Interest                                   280,551     253,827
 Depreciation                               233,834     202,175
 Rent expense                                20,828       3,024
 Provision for overhaul                      39,323      31,321
 Selling, general & administrative           19,110      16,448
                                           --------    --------
                                            593,646     506,795
                                           --------    --------

INCOME BEFORE INCOME TAXES                  193,182     164,442
 Provision for income taxes                  71,683      63,351
                                           --------    --------

NET INCOME                                 $121,499    $101,091
                                           ========    ========

            SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                       1996           1995
                                                   -----------    -----------
                                                           (Unaudited)
OPERATING ACTIVITIES:
Net Income                                         $   121,499    $   101,091
Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation of flight equipment                  233,834        202,175
     Deferred income taxes                              89,163         94,388
     Amortization of deferred debt
       issue costs                                       4,620          5,164
     Gain on sale of flight equipment
       included in amount financed                      (2,262)       (24,933)
     Increase in notes receivable                      (59,836)        (8,553)
     Equity in net (income) loss of affiliates            (485)            69
Changes in operating assets and liabilities:
     (Increase) decrease in accrued interest,
        other receivables and other assets               5,275         (3,050)
     Increase in current income taxes receivable       (20,936)       (33,979)
     Increase (decrease) in accrued interest and
        other payables                                 (23,451)        25,145
     Increase in rentals received in advance             4,743         14,181
                                                   -----------    -----------
Net cash provided by operating activities              352,164        371,698
                                                   -----------    -----------

INVESTING ACTIVITIES:
Acquisition of flight equipment
   for operating leases                             (1,941,942)    (2,556,741)
(Increase) decrease in deposits and
   progress payments                                  (177,693)       158,675
Proceeds from disposal of flight
   equipment-net of gain                               335,646        141,047
Collections on notes receivable                         27,392         32,000
Advances on notes receivable                                           (3,300)
Collections on finance and sales-type leases             3,044          2,645
                                                   -----------    -----------
Net cash used in investing activities               (1,753,553)    (2,225,674)
                                                   -----------    -----------

FINANCING ACTIVITIES:
Proceeds from debt financing                         2,826,327      4,219,654
Payments in reduction of debt financing             (1,540,820)    (2,418,686)
Proceeds from sale of MAPS preferred stock
   (net of issue costs)                                                98,476
Debt issue costs                                        (2,853)       (12,965)
Change in unamortized debt discount                     (6,207)        (8,097)
Increase (decrease) in customer deposits                93,038        (10,888)
Payment of common and preferred dividends              (21,680)       (15,791)
                                                   -----------    -----------
Net cash provided by financing activities            1,347,805      1,851,703
                                                   -----------    -----------

   Decrease in cash                                    (53,584)        (2,273)
Cash at beginning of period                             87,097         52,891
                                                   -----------    -----------
Cash at end of period                              $    33,513    $    50,618
                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


                                                          1996          1995
                                                         -------       -------
                                                          (Dollars in thousands)
                                                               (Unaudited)
Cash paid during the period for:
   Interest (net of amount capitalized
      $24,643 (1996)and $27,286 (1995))                $ 274,683      $ 223,909
   Income taxes                                            3,456          2,942

1996:
     Notes in the amount of $80,390 were received as partial payment in exchange for flight equipment sold with a book value of $78,128.

1995:
     Notes in the amount of $134,600 were received as partial payment in exchange for flight equipment sold with a book value of $109,667. Flight equipment was received in exchange for notes receivable in the amount of $64,576.

            SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
              NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)



A. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 1995 condensed consolidated financial statements to conform to the 1996 presentation. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

     The Company borrows funds for the purchase of flight equipment, including the making of progress payments during the construction phase, principally on an unsecured basis from various sources. The Company's debt financing was comprised of the following at the following dates:


                                                   Dec. 31,       June 30,
                                                     1995           1996
                                                  ----------     -----------
                                                    (Dollars in thousands)
Public term debt with single
  maturities                                       $3,550,000    $ 3,550,000
Public medium-term notes with
  varying maturities                                2,403,770      2,494,070
Capital lease obligations                           1,088,424      1,042,148
Bank and other term debt                               22,502
                                                   ----------     ----------
  Total term debt                                   7,064,696      7,086,218

Commercial paper                                    1,843,630      2,899,615
Bank lines of credit                                                 208,000
Less: Deferred debt discount                          (15,692)       (21,899)
                                                   ----------    -----------
  Total Debt Financing                             $8,892,634    $10,171,934
                                                   ==========    ===========

Composite interest rate                                  6.47%          6.22%
Percentage of total debt at fixed rates                 75.59%         66.58%
Composite interest rate on fixed rate
  debt                                                   6.66%          6.64%
Bank prime rate                                          8.50%          8.25%

     The interest on substantially all the public debt (exclusive of the commercial paper) is fixed for the term of the note. The Company has committed revolving loans and lines of credit with 42 banks aggregating $2.4 billion and uncommitted lines of credit with three banks aggregating $200 million. Bank debt principally provides for interest rates that vary according to the pricing option then in effect and range from prime, .25% to .30% over LIBOR or .395% over CD rates, at the Company's option. Bank financings are subject to facility fees of up to .10% of amounts available.

     The Company has an effective shelf registration with respect to $2.11 billion of debt securities, under which $500 million of notes were sold through June 30, 1996. Additionally, a $750 million Medium Term Note Program has been implemented under the shelf registration, under which $284 million has been sold through June 30, 1996.

     The Company has an option to enter into an export credit lease facility in the amount of $379 million which provides ten year, amortizing loans in the form of capital lease obligations. The interest rate on 62.5% of the financing available is 6.55%, the interest rate on 22.5% of the financing available varies between 6.18% and 6.89%. The remaining 15% of the financing available provides for LIBOR based pricing.

     The Company believes that the combination of internally generated funds and debt financing currently available to the Company will allow the Company to meet its capital requirements for at least the next 12 months.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS-Three months ended June 30, 1996 versus 1995.
- ---------------------

     The increase in revenues from the rentals of flight equipment from $305.5 million in 1995 to $356.7 million in 1996, a 17% increase, is attributable, in part, to the increase in the size of the fleet of leased flight equipment subject to operating leases from 290 at June 30, 1995 to 302 at June 30, 1996, a 4% increase. The increase is also attributable to the increase in the relative cost of the fleet.

     In addition to its leasing operations, the Company actively engages in the marketing of flight equipment from its own portfolio as well as on a principal and commission basis. Revenue from such flight equipment marketing decreased from $50.1 million in 1995 to $46.5 million in 1996 as a result of the nature of the related flight equipment marketed. Flight equipment marketing revenue consisted of the following number of transactions in each period:

                                                        1996   1995
                                                        ----   ----
           Sales of flight equipment                      1      2
           Commissions                                    2      2
           Disposition of leased flight equipment        15     20

     Expenses as a percentage of total revenues increased to 73.6% in the second quarter of 1996 compared to 73.2% in the second quarter of 1995. Interest expense increased from $136.5 million in 1995 to $145.5 million in 1996 primarily as a result of an increase in gross debt outstanding at quarter end from $9.4 billion at 1995 to $10.2 billion at 1996 to finance aircraft acquisitions. In addition, the Company's composite borrowing rate fluctuated as follows:


                                         1996    1995       (Decrease)
                                         ----    ----       ----------
           Beginning of Quarter          6.31%   6.69%        (.38%)
           End of Quarter                6.22%   6.59%        (.37%)
                                         ----    ----         ----
           Average                       6.27%   6.64%        (.37%)

     Depreciation of flight equipment increased from $103.9 million in 1995 to $120.9 million in 1996 due to the addition of aircraft.

     Rent expense increased from $2.2 million in 1995 to $10.3 million in 1996 as a result of a sale-leaseback transaction for seven aircraft completed in December 1995.

     Provision for overhauls increased from $17.9 million in 1995 to $20.0 million in 1996 due to an increase in the number of aircraft from which the Company collects overhaul reserves and, therefore, an increase in the total number of hours flown for which an overhaul reserve is provided.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS-Six months ended June 30, 1996 versus 1995.
- ---------------------

     The increase in revenues from the rentals of flight equipment from $585.9 million in 1995 to $693.9 million in 1996, an 18% increase, is attributable, in part, to the increase in the size of the fleet of leased flight equipment subject to operating lease from 290 at June 30, 1995 to 302 at June 30, 1996, a 4% increase. The increase is also attributable to the increase in the relative cost of the fleet.

     In addition to its leasing operations, the Company actively engages in the marketing of flight equipment from its own portfolio as well as on a principal and commission basis. Revenue from such flight equipment marketing increased from $62.5 million in 1995 to $69.6 million in 1996 as a result of the nature of the related flight equipment marketed. Flight equipment marketing revenue consisted of the following number of transactions in each period:

                                                        1996   1995
                                                        ----   ----
           Sales of flight equipment                      1      2
           Commissions                                    8      2
           Disposition of leased flight equipment        21     29

     Expenses as a percentage of total revenues decreased to 75.4% in the first six months of 1996 compared to 75.5% in the first six months of 1995. Interest expense increased from $253.8 million in 1995 to $280.6 million in 1996, primarily as a result of an increase in gross debt outstanding at the six months ended from $9.4 billion at 1995 to $10.2 billion at 1996 to finance aircraft acquisitions. In addition, the Company's composite borrowing rate fluctuated as follows:

                                                           Increase/
                                           1996     1995  (Decrease)
                                           ----     ----   --------
           Beginning of Six months         6.47%    6.41%     .06%
           End of Six months               6.22%    6.59%    (.37%)
                                           ----     ----     ----
           Average                         6.35%    6.50%    (.15%)

     Depreciation of flight equipment increased from $202.2 million in 1995 to $233.8 million in 1996 due to the addition of aircraft.

     Rent expense increased from $3.0 million in 1995 to $20.8 million in 1996 as a result of a sale-leaseback transaction for seven aircraft completed in December 1995.

     Provision for overhauls increased from $31.3 million in 1995 to $39.3 million in 1996 due to an increase in the number of aircraft on which the Company collects overhaul reserves and therefore an increase in the number of hours flown for which an overhaul reserve is provided.

                           PART II. OTHER INFORMATION


   Item 6.     Exhibits and Reports on Form 8-K

        a)     Exhibits:

               10. Purchase Agreement No. 1916, dated as of June 24, 1996, between the Company and The Boeing Company, including Letter Agreements relating thereto (confidential treatment requested)

               12.   Computation of Ratios of Earnings

               27.   Financial Data Schedule

        b)     Reports on Form 8-K:

               1.    Form 8-K, event date June 14, 1996 (Item 7)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    INTERNATIONAL LEASE FINANCE CORPORATION



   August 12, 1996              /s/ Leslie L. Gonda
                                -------------------------
                                    LESLIE L. GONDA
                                    Chairman of the Board



   August 12, 1996              /s/ Pamela S. Hendry
                                -------------------------
                                    PAMELA S. HENDRY
                                    Vice President
                                    and Treasurer

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                               INDEX TO EXHIBITS

Exhibit No.

10 Purchase Agreement No. 1916, dated as of June 24, 1996, between the Company and The Boeing Company, including Letter Agreements relating thereto (confidential treatment requested)

12             Computation of Ratios of Earnings

27             Financial Data Schedule