Form 10-Q
period 1996-09-30
INTERNATIONAL LEASE FINANCE CORP
filed 1996-11-08
CIK 714311

                  SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

                            FORM 10 - Q
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended...September 30, 1996...

                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ......... to ..........

Commission file number ....... 0-11350

            INTERNATIONAL LEASE FINANCE CORPORATION
    (Exact name of registrant as specified in its charter)

        CALIFORNIA                        22-3059110
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)        Identification No.)

1999 AVENUE OF THE STARS          LOS ANGELES, CALIFORNIA  90067
(Address of principal executive           (Zip Code)
 offices)

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

        Class               Outstanding at October 30, 1996
        -----               -------------------------------
Common Stock, no par value                 35,818,122

  INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                           INDEX


Part I.      Financial Information:               Page No.

   Item 1.  Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheets
        September 30, 1996 and December 31, 1995     3

        Condensed Consolidated Statements of Income
             Three Months Ended September 30, 1996
             and 1995                                4

        Condensed Consolidated Statements of Income
             Nine Months Ended September 30, 1996
             and 1995                                5

        Condensed Consolidated Statements of Cash
             Flows Nine Months Ended September 30,
             1996 and 1995                           6

        Note to Condensed Consolidated Financial
              Statements                             8

   Item 2.  Management's Discussion and Analysis
            of the Financial Condition and Results
            of Operations                            9

Part II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K        12

        Signatures                                  13

  INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEETS
 (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                              September 30,    December 31,
                                                  1996            1995
                                              -------------    -------------
                                               (Unaudited)

ASSETS
Cash, including interest bearing accounts
  of $25,640 (1996) and $59,624 (1995)          $    39,159     $    87,097
Current income taxes receivable                      50,108          30,803
Notes receivable                                    490,684         423,799
Net investment in finance and sales-
  type leases                                        81,416          86,237

Flight equipment under operating leases          13,202,625      12,015,308
  Less accumulated depreciation                   1,415,341       1,252,438
                                                 ----------      ----------
                                                 11,787,284      10,762,870
                                                 ----------      ----------

Deposits on flight equipment purchases              888,960         805,570
Accrued interest, other receivables
  and other assets                                   66,697          87,991
Investments                                          18,061          17,311
Deferred debt issue costs-less
  accumulated amortization of $39,992
  (1996) and $30,778 (1995)                          24,681          27,504
                                                 ----------      ----------
                                                $13,447,050     $12,329,182
                                                ===========     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued interest and other payables             $   230,029     $   196,676
Debt financing, net of deferred debt
  discount of $18,673 (1996) and $15,692
  (1995)                                          8,571,795       7,804,210
Capital lease obligations                         1,025,872       1,088,424
Security & other deposits on flight
  equipment                                         597,333         498,016
Rentals received in advance                          86,366          80,811
Deferred income taxes                               778,397         660,938

SHAREHOLDERS' EQUITY
Preferred stock--no par value; 20,000,000
  authorized shares
Market Auction Preferred Stock, $100,000 per
  share liquidation value; Series A,B,C,D,E
  F,G and H (1996 and 1995) each having 500
  shares issued and outstanding                     400,000         400,000
Common stock--no par value; 100,000,000
  authorized shares, 35,818,122 (1996
  and 1995) issued and outstanding                    3,582           3,582
Additional paid-in capital                          579,988         580,085
Retained earnings                                 1,173,688       1,016,440
                                                 ----------      ----------
                                                  2,157,258       2,000,107
                                                 ----------      ----------
                                                $13,447,050     $12,329,182
                                                ===========     ===========


         SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


   INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                      (DOLLARS IN THOUSANDS)


                                                  1996             1995
                                                 -----            -----
                                                        (Unaudited)

REVENUES:
     Rentals of flight equipment                  $375,474        $331,229
     Flight equipment marketing                     33,003          20,574
     Interest and other                             14,817          12,537
                                                   -------         -------
                                                   423,294         364,340
                                                   -------         -------
EXPENSES:
     Interest                                      146,731         144,537
     Depreciation                                  127,812         116,152
     Rent expense                                   10,606             934
     Provision for overhaul                         23,808          19,781
     Selling, general & administrative               9,482           9,086
                                                   -------         -------
                                                   318,439         290,490
                                                   -------         -------

INCOME BEFORE INCOME TAXES                         104,855          73,850
     Provision for income taxes                     39,080          26,875
                                                   -------         -------
NET INCOME                                        $ 65,775        $ 46,975
                                                  ========        ========



        SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


     INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                          (DOLLARS IN THOUSANDS)


                                                      1996            1995
                                                  --------        --------
                                                        (Unaudited)

REVENUES:
     Rentals of flight equipment                $1,069,345        $917,141
     Flight equipment marketing                    102,621          83,076
     Interest and other                             38,157          35,360
                                                 ---------       ---------
                                                 1,210,123       1,035,577
                                                 ---------       ---------
EXPENSES:
     Interest                                      427,282         398,364
     Depreciation                                  361,646         318,328
     Rent expense                                   31,434           3,959
     Provision for overhaul                         63,131          51,102
     Selling, general & administrative              28,592          25,532
                                                   -------         -------
                                                   912,085         797,285
                                                   -------         -------

INCOME BEFORE INCOME TAXES                         298,038         238,292
     Provision for income taxes                    110,764          90,226
                                                  --------         -------
NET INCOME                                       $ 187,274        $148,066
                                                 =========        ========



        SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

   INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                      (DOLLARS IN THOUSANDS)



                                                      1996            1995
                                                 ---------       ---------
                                                        (Unaudited)

OPERATING ACTIVITIES:
Net Income                                     $   187,274     $   148,066
Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation of flight equipment              361,646         318,328
     Deferred income taxes                         117,459         127,865
     Amortization of deferred debt
        issue costs                                  6,940           8,197
     Gain on sale of flight equipment
        included in amount financed                 (3,772)        (27,107)
     Increase in notes receivable                  (66,721)         (8,553)
     Equity in net (income) loss of affiliates        (750)              5
Changes in operating assets and liabilities:
     (Increase) decrease in accrued interest,
        other receivables and other assets          21,295         (27,589)
     (Increase) in current income taxes
        receivable                                 (19,305)        (41,350)
     Increase in accrued interest and
        other payables                              33,353          51,904
     Increase in rentals received in advance         5,555          11,352
                                                   -------         -------
Net cash provided by operating activities          642,974         561,118
                                                   -------         -------
INVESTING ACTIVITIES:
Acquisition of flight equipment
   for operating leases                         (2,470,977)     (2,905,844)
(Increase) decrease in deposits and
   progress payments                               (83,390)        110,383
Proceeds from disposal of flight
   equipment-net of gain                         1,047,339         279,210
Collections on notes receivable                     41,186          51,021
Advances on notes receivable                                        (3,300)
Collections on finance and sales-type leases         4,822           4,195
                                                -----------     -----------
Net cash used in investing activities           (1,461,020)     (2,464,335)
                                                -----------     -----------
FINANCING ACTIVITIES:
Proceeds from debt financing                     3,141,327       4,993,739
Payments in reduction of debt financing         (2,433,313)     (3,163,552)
Proceeds from sale of MAPS preferred stock
   (net of issue costs)                                             98,476
Debt issue costs                                    (4,215)        (15,967)
Change in unamortized debt discount                 (2,982)          1,111
Increase in customer deposits                       99,317           4,630
Payment of common and preferred dividends          (30,026)        (20,333)
                                                  ---------      ---------
Net cash provided by financing activities          770,108       1,898,104
                                                  ---------      ---------

   Decrease in cash                                (47,938)         (5,113)
Cash at beginning of period                         87,097          52,891
                                               -----------     -----------
Cash at end of period                         $     39,159    $     47,778
                                               ===========     ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:



                                                      1996            1995
                                                  --------        --------
                                                    (Dollars in thousands)
                                                          (Unaudited)

Cash paid (received) during the period for:
   Interest (net of amount capitalized
      $37,359 (1996)and $38,985 (1995))          $ 374,158       $ 323,112
   Income taxes                                     12,609         (27,295)



1996:
   Notes in the amount of $87,658 were received as partial payment in exchange for flight equipment sold with a book value of $83,886.
   Flight Equipment was received in exchange for notes receivable in the amount of $46,307.

1995:
   Notes in the amount of $139,600 were received as partial payment in exchange for flight equipment sold with a book value of $112,493.
Flight equipment was received in exchange for notes receivable in the amount of $64,576.


        SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

    INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
       NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1996
                          (UNAUDITED)


A. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 1995 condensed consolidated financial statements to conform to the 1996 presentation. Operating results for the three and nine month periods ended
   September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

   INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

   The Company borrows funds for the purchase of flight equipment, including the making of progress payments during the construction phase, principally on an unsecured basis from various sources.
The Company's debt financing was comprised of the following at the following dates:



                                              December 31,   September 30,
                                                      1995            1996
                                              ------------   -------------
                                                   (Dollars in thousands)
   Public term debt with single
     maturities                                $ 3,550,000     $ 3,550,000
   Public medium-term notes with
     varying maturities                          2,403,770       2,461,820
   Capital lease obligations                     1,088,424       1,025,872
   Bank and other term debt                         22,502
                                                ----------      ----------
    Total term debt                              7,064,696       7,037,692

   Commercial paper                              1,843,630       2,578,648
   Less: Deferred debt discount                    (15,692)        (18,673)
                                                ----------      ----------
     Total Debt Financing                      $ 8,892,634     $ 9,597,667
                                                ==========      ==========

   Composite interest rate                           6.47%           6.28%
   Percentage of total debt at fixed rates          75.59%          70.10%
   Composite interest rate on fixed rate
     debt                                            6.66%           6.63%
   Bank prime rate                                   8.50%           8.25%



   The interest on substantially all the public debt (exclusive of the commercial paper) is fixed for the term of the note.
The Company has committed revolving loans and lines of credit with 46 banks aggregating $2.4 billion and uncommitted lines of credit with three banks aggregating $200 million. Bank debt principally provides for interest rates that vary according to the pricing option then in effect and range from prime, .25% to .30% over LIBOR or .395% over CD rates, at the Company's option. Bank financings are subject to facility fees of up to .10% of amounts available.
   The Company has an effective shelf registration with respect to $2.11 billion of debt securities, under which $600 million of notes were sold through September 30, 1996. Additionally, a $750 million Medium Term Note Program has been implemented under the shelf registration, under which $499 million has been sold through September 30, 1996.
   The Company believes that the combination of internally generated funds and debt financing currently available to the Company will allow the Company to meet its capital requirements for at least the next 12 months.

   INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS-Three months ended September 30,
1996 versus 1995.

   The increase in revenues from the rentals of flight equipment from $331.2 million in 1995 to $375.5 million in 1996, a 13% increase, is attributable, in part, to the increase in the size of the fleet of leased flight equipment subject to operating leases from 287 at September 30, 1995 to 301 at September 30, 1996, a 5% increase. The increase is also attributable to the increase in the relative cost of the fleet.
   In addition to its leasing operations, the Company actively engages in the marketing of flight equipment from its own portfolio as well as on a principal and commission basis. Revenue from such flight equipment marketing increased from $20.6 million in 1995 to $33.0 million in 1996 as a result of the nature of the related flight equipment marketed. Flight equipment marketing revenue consisted of the following number of transactions in each period:

                                            1996        1995
                                           -----       -----
   Sales of flight equipment                 -           2
   Commissions                               4           2
   Disposition of leased flight equipment   10           9

   Expenses as a percentage of total revenues decreased to 75.2% in the third quarter of 1996 compared to 79.7% in the third quarter of 1995. Interest expense increased from $144.5 million in 1995 to $146.7 million in 1996 primarily as a result of an increase in gross debt outstanding at quarter end from $9.4 billion at 1995 to $9.6 billion at 1996 to finance aircraft acquisitions. In addition, the Company's composite borrowing rate fluctuated as follows:

                             1996      1995      (Decrease)
                            ------    ------      ----------
     Beginning of Quarter    6.22%     6.59%        (.37%)
     End of Quarter          6.28%     6.50%        (.22%)
                             -----     -----       -------
     Average                 6.25%     6.55%        (.30%)

   Depreciation of flight equipment increased from $116.2 million in 1995 to $127.8 million in 1996 due to the addition of aircraft.
   Rent expense increased from $.9 million in 1995 to $10.6 million in 1996 as a result of a sale-leaseback transaction for seven aircraft completed in December 1995.
   Provision for overhauls increased from $19.8 million in 1995 to $23.8 million in 1996 due to an increase in the number of aircraft from which the Company collects overhaul reserves and, therefore, an increase in the total number of hours flown for which an overhaul reserve is provided.

  INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS-Nine months ended September 30, 1996 versus 1995.

   The increase in revenues from the rentals of flight equipment from $917.1 million in 1995 to $1,069.3 million in 1996, a 17% increase, is attributable, in part, to the increase in the size of the fleet of leased flight equipment subject to operating lease from 287 at September 30, 1995 to 301 at September 30, 1996, a 5% increase. The increase is also attributable to the increase in the relative cost of the fleet.
   In addition to its leasing operations, the Company actively engages in the marketing of flight equipment from its own portfolio as well as on a principal and commission basis. Revenue from such flight equipment marketing increased from $83.1 million in 1995 to $102.6 million in 1996 as a result of the nature of the related flight equipment marketed. Flight equipment marketing revenue consisted of the following number of transactions in each period:

                                             1996       1995
                                            -----      -----
     Sales of flight equipment                 1           4
     Commissions                              12           2
     Disposition of leased flight equipment   31          38

   Expenses as a percentage of total revenues decreased to 75.4% in the first nine months of 1996 compared to 77.0% in the first nine months of 1995. Interest expense increased from $398.4 million in 1995 to $427.3 million in 1996, primarily as a result of an increase in gross debt outstanding at the nine months ended from $9.4 billion at 1995 to $9.6 billion at 1996 to finance aircraft acquisitions. In addition, the Company's composite borrowing rate fluctuated as follows:

                                                        Increase/
                                       1996     1995   (Decrease)
                                      ------   ------  ----------
      Beginning of Nine months         6.47%    6.41%     .06%
      End of Nine months               6.28%    6.50%    (.22%)
                                      ------    -----    ------
      Average                          6.38%    6.46%    (.08%)

   Depreciation of flight equipment increased from $318.3 million in 1995 to $361.6 million in 1996 due to the addition of aircraft.
   Rent expense increased from $4.0 million in 1995 to $31.4 million in 1996 as a result of a sale-leaseback transaction for seven aircraft completed in December 1995.
   Provision for overhauls increased from $51.1 million in 1995 to $63.1 million in 1996 due to an increase in the number of aircraft on which the Company collects overhaul reserves and therefore an increase in the number of hours flown for which an overhaul reserve is provided.

               PART II. OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K

        a)   Exhibits:

             12.   Computation of Ratios of Earnings

             27.   Financial Data Schedule

        b)   Reports on Form 8-K:

             1.    Form 8-K, event date August 1, 1996 (Item 7)

                        SIGNATURES

        Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            INTERNATIONAL LEASE FINANCE CORPORATION


   November 8, 1996                ___/S/ Leslie L. Gonda____
                                        LESLIE L. GONDA
                                        Chairman of the Board


   November 8, 1996                ___/S/ Alan H. Lund____
                                        ALAN H. LUND
                                        Executive Vice President,
                                        Co-Chief Operating Officer and
                                        Chief Financial Officer

        INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                           INDEX TO EXHIBITS

Exhibit No.

   12          Computation of Ratios of Earnings
   27          Financial Data Schedule