Form 10-K
period 1996-12-31
INTERNATIONAL LEASE FINANCE CORP
filed 1997-03-14
CIK 714311

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                                 ANNUAL REPORT
                            ------------------------

(MARK ONE)
      [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

      [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                         ______________ TO ____________
                         COMMISSION FILE NUMBER 0-11350

                    INTERNATIONAL LEASE FINANCE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                    22-3059110
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

    1999 AVENUE OF THE STARS, LOS ANGELES,                        90067
                  CALIFORNIA
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 788-1999

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
                                (TITLE OF CLASS)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (SEC. 229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

     AS OF FEBRUARY 28, 1997, THERE WERE 35,818,122 SHARES OF COMMON STOCK, NO PAR VALUE, OUTSTANDING.

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

                    INTERNATIONAL LEASE FINANCE CORPORATION

                          1996 FORM 10-K ANNUAL REPORT

                            ------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                                          PAGE
                                                                                          ----
Item  1.    Business....................................................................    1
Item  2.    Properties..................................................................    5
Item  3.    Legal Proceedings...........................................................    8

                                           PART II
Item  5.    Market for Registrant's Common Equity and Related Stockholder Matters.......    8
Item  6.    Selected Financial Data.....................................................    9
Item  7.    Management's Discussion and Analysis of Financial Condition and Results of
              Operations................................................................   10
Item  8.    Financial Statements and Supplementary Data.................................   12
Item  9.    Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure................................................................   12

                                           PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.............   12

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

     As of December 31, 1996, the Company owned 296 aircraft and managed an additional 18 aircraft. See "Item 2. Properties -- Flight Equipment." At December 31, 1996, the Company had committed to purchase 243 aircraft deliverable through 2004 at an estimated aggregate purchase price of $13.3 billion. It also had options to purchase an additional 35 aircraft deliverable through 2005 at an estimated aggregate purchase price of $2.8 billion. See "Item
2. Properties -- Commitments."

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

AIRCRAFT LEASING

     The initial term of the Company's current leases range in length from one year to 15 years. See "Item 2. Properties -- Flight Equipment" for information regarding scheduled lease terminations. Most of the Company's leases are operating leases under which the Company does not fully recover its aircraft cost and retains the benefit and assumes the risk of the residual value of the aircraft. The Company on occasion also enters into finance-type and sales-type leases where the full cost of the aircraft is substantially recovered over the term of the lease. At December 31, 1996, four of the Company's leases were accounted for as finance leases. The aircraft under operating leases are included as assets on the Company's balance sheet and depreciation is charged to income over the estimated useful lives of the aircraft. In accordance with generally accepted accounting principles, rentals are reported as revenue over the lease term as they become due and are earned. The Company attempts to maintain a mix of short- and medium-term leases to balance the benefits and risks associated with different lease terms. Varying lease terms mitigate the effects of changes in prevailing market conditions at the time aircraft become eligible for re-lease or sale and the uncertainty associated with estimating residual value of the aircraft at the termination of the lease.

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

     The Company obtains and reviews relevant business materials from all prospective lessees and purchasers before entering into a lease or extending credit. Under certain circumstances, the Company may require the lessee to obtain guarantees or other financial support from an acceptable financial institution or other third party.

FLIGHT EQUIPMENT MARKETING

     The Company also regularly disposes of its leased aircraft at or before the expiration of their leases. The buyers include the aircraft's lessee, another airline or a third party lessor. Any gain or loss on disposition of leased aircraft is reflected as revenues from flight equipment marketing.

     From time to time, the Company also engages in transactions to buy aircraft for resale. In some cases, the Company assists its customers through consulting services and procurement of financing from third parties.

     In addition to its leasing and sales operations, the Company is engaged, from time to time, as an agent for airlines in the disposition of their surplus aircraft. The Company generally acts as an agent under an exclusive remarketing contract whereby it agrees to sell aircraft on a "best efforts" basis within a fixed time period. These activities generally augment the Company's primary activities and also serve to promote relationships with prospective sellers and buyers of aircraft.

     The Company plans to continue its remarketing services on a selected basis involving specific situations where these activities will not conflict or compete with, but rather will be complementary to, its leasing and selling activities.

     The Company also has guaranteed the loans of certain buyers of aircraft, which guarantees aggregate approximately $87,081,000. See Note K of Notes to Consolidated Financial Statements.

FINANCING/SOURCE OF FUNDS

     The Company purchases new aircraft directly from manufacturers and used aircraft from airlines for lease or sale to other airlines. The Company finances the purchase price of flight equipment from internally generated funds, secured and unsecured commercial bank financings and the issuance of commercial paper, public and private debt and preferred stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

CUSTOMERS

     At December 31, 1996, lessees of the Company included: (domestic) Alaska Airlines, American Trans Air, Carnival Air Lines, Continental Airlines, Millon Air, North American Airlines, Southwest Airlines, Tower Air, Trans World Airlines (TWA), Western Pacific and World Airways; (foreign) Aer Lingus, Aero Lloyd Flugreisen, Aeromexico, Aeroperu, Air 2000, Air Afrique, Air Belgium, Air Canada, Air Espana, Air Europe SpA, Air Liberte, Air Macau, Air Madagascar, Air Mauritius, Air New Zealand, Air Pacific, Air Seychelles, Air Transat, Air UK, Asiana, Avianca, Braathens S.A.F.E., Britannia Airways, British Airways, British Midland Airways, BWIA International, Canada 3000, Cathay Pacific, China Airlines, China Hainan Airlines, China Southern Airlines, China Southwest Airlines, Compagnie Air France Europe, Emirates, Estonian Air, EVA Airways, Far Eastern Air Transport, Garuda Indonesia, GB Airways, Guyana Airways, Hapag-Lloyd Flug, Hong Kong Dragon Airlines (Dragonair), Icelandair, Kenya Airways, KLM Royal Dutch Airlines, Korean Airlines, L'Aeropostale, LACSA, Lineas Aereas Privadas Argentinas, S.A. (LAPA), Lloyd Aero Boliviano (LAB), LAN Chile, LTU Luftransport-Unternehmen, Lufthansa, Lufthansa Cargo, Malaysian Airline System, Malev Hungarian Airlines, Martinair Holland, Mexicana, Middle East Airlines Airliban, Monarch Airways, National Jet Systems, Nordic East, ONUR Air, Pegasus, Polynesian Airways, QANTAS Airways, Rio Sul, SAETA, Sahara India Airlines, Shenzhen, Sichuan Airlines, Sunquest Vacations Limited, Surinam, Swissair, TACA International Airlines, TACV Cabo Verde, TAP Air Portugal, TEA Basel, THY, Transaero Airlines, Transavia, Transbrasil, Translift Airways, Varig, Virgin Atlantic Airways, VIVA Airways, Wuhan Airlines and Xiamen. No single customer accounted for more than 10% of total revenues in any of the last three years.

     Revenues include rentals of flight equipment to foreign airlines of $1,202,651,000 (1996), $1,002,251,000 (1995) and $798,619,000 (1994) comprising
83.3%, 80.0% and 80.4%, respectively, of total rentals of flight equipment. See Note J of Notes to Consolidated Financial Statements.

     The following table sets forth the dollar amount and percentage of total rental revenues attributable to the indicated geographic areas for the years indicated:

                                              1996                   1995                  1994
                                       ------------------     ------------------     ----------------
                                         AMOUNT       %         AMOUNT       %        AMOUNT      %
                                       ----------   -----     ----------   -----     --------   -----
                                                           (DOLLARS IN THOUSANDS)
Europe...............................  $  551,703    38.2%    $  462,252    36.9%    $353,009    35.5%
Asia/Pacific.........................     332,159    23.0        255,163    20.4      180,215    18.2
United States and Canada.............     304,801    21.1        304,784    24.3      230,856    23.2
Central, South America and Mexico....     165,819    11.5        166,443    13.2      199,041    20.0
Africa and the Middle East...........      89,957     6.2         65,378     5.2       30,475     3.1
                                       ----------   -----     ----------   -----     --------   -----
                                       $1,444,439   100.0%    $1,254,020   100.0%    $993,596   100.0%
                                        =========   =====      =========   =====     ========   =====

     Many foreign countries have currency and exchange laws regulating the international transfer of currencies. The Company attempts to minimize its currency and exchange risks by negotiating substantially all of its aircraft lease and sales transactions in U.S. dollars and all guarantees obtained to support various lease agreements are denominated for payment in U.S. dollars. The Company requires, as a condition to any foreign transaction, that the lessee or purchaser in a foreign country first obtain, if required, written approval of the appropriate government agency, finance ministry or central bank for the remittance of all funds contractually owed to the Company in U.S. dollars. As a result, foreign currency risk is immaterial to the Company.

     The Company has restructured leases with both foreign and domestic lessees. Such restructurings have involved the voluntary termination of leases prior to lease expiration, the replacement of leased aircraft with smaller, less expensive leased aircraft, the arrangement of subleases from the primary lessee to another airline and the rescheduling of lease payments. No aircraft were repossessed in 1994. In 1995, the Company repossessed one A320 from a lessee and terminated early the lease of one A320. Both aircraft were promptly released to other customers. In 1996, the Company repossessed a total of five aircraft from two airlines. In one case, one aircraft was repossessed and was quickly released. In the other case, of the four repossessed aircraft, two have been sold and the other two have been promptly released.

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

     To export aircraft from the U.S. to a foreign destination, the Company is required to obtain an export license from the United States Department of Commerce. To date, the Company has not experienced any difficulty in obtaining required certificates either from the FAA, the Department of Commerce or any other regulatory agency or their foreign counterparts.

EMPLOYEES

     The Company is in a capital intensive rather than a labor intensive business. As of December 31, 1996, the Company had 75 full-time employees, which it considered adequate for its business operations. The Company will expand its management and administrative personnel, as necessary, to meet future growth. None of the Company's employees is covered by a collective bargaining agreement and the Company believes that it has maintained excellent employee relations. The Company provides certain employee benefits, including retirement plans and health, life, disability and accident insurance.

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

     Insurance premiums are prepaid by the lessee, with payment acknowledged by the insurance carrier. The territorial coverage is, in each case, suitable for the lessee's area of operations and the policies contain, among other provisions, a "no co-insurance" clause and a provision prohibiting cancellation or material change without at least 30 days advance written notice to the Company. Furthermore, the insurance is primary and not contributory and all insurance carriers are required to waive rights of subrogation against the Company.

     The stipulated loss value schedule under aircraft hull insurance policies is on an agreed value basis acceptable to the Company, which usually exceeds the book value of the aircraft. In cases where the Company believes that the agreed value stated in the lease is not sufficient, the Company purchases additional Total Loss Only coverage for the deficiency. Additionally, all aircraft in the Company's fleet are covered by Contingent Liability insurance. Aircraft hull policies contain standard clauses covering aircraft engines with deductibles required to be paid by the lessee. Furthermore, the aircraft hull policies contain full war risk endorsements, including, but not limited to, confiscation, seizure, hijacking and similar forms of retention or terrorist acts. All losses under such policies are payable in U.S. dollars.

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

     At December 31, 1996, all of the aircraft were Stage III, which are aircraft that hold or are capable of holding a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention or have been shown to comply with the Stage III noise levels set out in Section 36.5 of Appendix C of Part 36 of the Federal Aviation Regulations of the United States. At December 31, 1996, the average age of the Company's flight equipment was 3.98 years.

     The following table shows the scheduled lease terminations (for the minimum noncancelable period) by aircraft type for the Company's lease portfolio at December 31, 1996:

          AIRCRAFT TYPE             1997   1998   1999   2000   2001   2002   2003   2004   2005   2006   TOTAL
----------------------------------  ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   -----
737-300...........................    4     13      6      5      8      6      4      2      2      1      51
737-400...........................    4      9      7     10      7      6      9      6             1      59
737-500...........................           2      3      2      3      1      4      1                    16
757-200...........................    2     11      4      5      4      3      3      2      4      3      41
767-200...........................           2      2             1                                          5
767-300...........................           4      2      4      9      2      4      1                    26
747-200...........................    1             1                                                        2
747-300...........................                                              3                            3
747-400...........................           2             1             3      1             1              8
MD-82.............................           1                                                               1
MD-83.............................    1      3      1      3                                         1       9
MD-87.............................                  1                                                        1
MD-11.............................           3      1      2                                                 6
F-70..............................                                              1      2                     3
A300-600R.........................           1      1      2                    1      1      1              7
A310-200(a).......................    3                                                                      3
A310-300(a).......................                  5                                                        5
A319..............................                                                                   2       2
A320..............................    1     11      2      7      1      3      6                    1      32
A321..............................                  2      2                           2      1              7
A330..............................           7             1      2                                         10
A340..............................    1             2      2                                                 5
L-1011(a).........................                  1      2      1                                          4
                                     --     --     --     --     --     --     --     --      -      -     ---
Total.............................   17     69     41     48     36     24     36     17      9      9     306

---------------

(a) All A310-200, one A310-300 and three L-1011 aircraft are committed for sale in 1997.

     This schedule does not include two A310-200 aircraft committed for sale in 1997 yet unleased at December 31, 1996. In addition, the schedule does not include an A310-300 and an A300-600R, off lease at December 31, 1996, yet subsequently leased. This schedule includes 14 aircraft leased by the Company and subleased to others.

COMMITMENTS

     At December 31, 1996, the Company had committed to purchase the following aircraft at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $13.3 billion for delivery as shown:

               AIRCRAFT TYPE              1997   1998   1999   2000   2001   2002   2003   2004   TOTAL
    ------------------------------------  ----   ----   ----   ----   ----   ----   ----   ----   -----
    737-300/400/500(a)..................    9      4                                                13
    737-600/700/800(a)..................    2      8      9      9      9      9      7      2      55
    757-200.............................   13      5      4                                         22
    767-300.............................    5      7      2                                         14
    777-200/300(a)......................    2      3      3      4      3      3      3      3      24
    747-400.............................    1      1      1                                          3
    A310-200............................    2                                                        2
    A310-300............................    6                                                        6
    A319................................    3      3      4      3             1                    14
    A320-200............................   10      9      5      4      2                           30
    A321-100/200(a).....................    7      7      9      6      2      1      1             33
    A330-200/300(a).....................    1      4      8             1      2      1             17
    A340................................    3      2      1      1      1      2                    10
                                           --     --     --     --     --     --     --      -     ---
              Total.....................   64     53     46     27     18     18     12      5     243

---------------

(a) The Company has the right to designate the size of the aircraft within the specific model type at specific dates prior to contractual delivery.

     At December 31, 1996, the Company had options to purchase the following aircraft at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $2.8 billion for delivery as shown:

                  AIRCRAFT TYPE                 1999   2000   2001   2002   2003   2004   2005   TOTAL
    ------------------------------------------  ----   ----   ----   ----   ----   ----   ----   -----
    757-200...................................    2      1                                          3
    767-300...................................    2      1                                          3
    777-200/300...............................                                              2       2
    A319......................................                  3             1      1              5
    A320-200..................................                  3      1      1      2              7
    A321-100..................................    1                    1             1              3
    A330-200/300..............................           1             1             3              5
    A340......................................           1      1      1      2      2              7
                                                 --     --     --     --     --     --     --      --
              Total...........................    5      4      7      4      4      9      2      35

     If all 278 aircraft were to be acquired, the estimated aggregate purchase price (including adjustment for anticipated inflation) would be approximately $16.1 billion. Management anticipates that a significant portion of such aggregate purchase price will be funded by incurring additional debt. The exact amount of the indebtedness to be incurred will depend upon the actual purchase price of the aircraft, which can vary due to a number of factors, including inflation, and the percentage of the purchase price of the aircraft which must be financed.

     Most of the purchase commitments and options set forth above are based upon master arrangements with each of The Boeing Company ("Boeing") and AVSA, S.A.R.L., the sales subsidiary of Airbus Industrie ("Airbus").

     The aircraft listed above are either being purchased, or the options to purchase have been granted, pursuant to purchase agreements executed by the Company and Boeing or Airbus. These agreements establish the pricing formulas (which include certain price adjustments based upon inflation and other factors) and various other terms with respect to the purchase of aircraft. Under certain circumstances, the Company has the right to alter the mix of aircraft type ultimately acquired. As of December 31, 1996, the Company had made non-refundable deposits (exclusive of capitalized interest) with respect to the aircraft which the Company has committed to purchase of approximately $450,849,000 and $329,390,000 with Boeing and Airbus, respectively.

     As of March 11, 1997, the Company had entered into contracts for the lease of all of the 64 aircraft to be delivered in 1997, 21 of the 53 aircraft to be delivered in 1998, 15 of the 46 aircraft to be delivered in 1999, 5 of the 27 aircraft to be delivered in 2000 and 3 of the 53 aircraft to be delivered subsequent to 2000. The Company will need to find customers for aircraft presently on order and any new aircraft ordered and arrange financing for portions of the purchase price of such equipment. Although the Company has been successful to date in placing its new aircraft on lease or sales contracts, and has obtained adequate financing in the past, there can be no assurance as to the future continued availability of lessees or purchasers, or of sufficient amounts of financing on terms acceptable to the Company.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company is indirectly wholly owned by AIG and the Company's Common Stock is not listed on any national exchange or traded in any established market. During the years ended December 31, 1994, 1995 and 1996, the Company paid cash dividends to its parent company of $13,462,000, $21,150,000 and $20,600,000, respectively. It is the intent of the Company to pay its parent company an annual dividend of at least 7% of net income subject to the dividend preference of any preferred stock outstanding. Under the most restrictive provisions of the Company's borrowing arrangements, consolidated retained earnings at December 31, 1996 in the amount of $311,775,000 were unrestricted as to the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

     The following table summarizes selected consolidated financial data and operating information of the Company. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                       YEARS ENDED DECEMBER 31,
                                 --------------------------------------------------------------------
                                    1992          1993          1994          1995           1996
                                 ----------    ----------    ----------    -----------    -----------
                                                    (DOLLAR AMOUNTS IN THOUSANDS)
OPERATING DATA:
Rentals of flight equipment....  $  628,600    $  795,437    $  993,596    $ 1,254,020    $ 1,444,439
Flight equipment marketing.....      46,845        53,680        76,193        119,078        136,099
Interest and other income......      55,072        62,515        40,267         49,390         51,976
Total revenues.................     730,517       911,632     1,110,056      1,422,488      1,632,514
Expenses.......................     484,277       633,992       798,049      1,084,142      1,237,575
Income before income taxes.....     246,240       277,640       312,007        338,346        394,939
Net income.....................     157,749       168,565       201,943        196,437        251,774
RATIO OF EARNINGS TO FIXED
  CHARGES AND PREFERRED STOCK
  DIVIDENDS(1):                       1.75x         1.68x         1.59x          1.43x          1.47x
BALANCE SHEET DATA:
Flight equipment under
  operating leases (net of
  accumulated depreciation)....  $4,759,899    $6,515,837    $8,851,079    $10,762,870    $12,182,774
Net investment in finance and
  sales-type leases............     242,445       290,269        92,233         86,237        103,629
Total assets...................   6,079,765     8,139,821    10,386,256     12,329,182     13,725,596
Total debt.....................   4,242,288     5,819,481     7,583,006      8,892,634      9,794,260
Shareholders' equity...........   1,156,195     1,409,181     1,640,772      2,000,107      2,214,552
OTHER DATA:
Aircraft owned at period
  end(2).......................         176           230           270            278            296
Aircraft sold or remarketed
  during the period............           7             9            24             41             37

---------------

(1) See Exhibit 12.

(2) See "Item 2. Properties -- Flight Equipment."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

INDUSTRY CONDITION

     In recent years, several of the Company's customers have experienced economic difficulties resulting in the Company's participation in customer restructurings. Such restructurings have involved the voluntary early termination of leases and the rescheduling of payments. In addition, in certain circumstances, the Company has been required to repossess aircraft. In 1996, the Company repossessed five aircraft from two airlines. As of February 28, 1997, three of the aircraft were released to other airlines and the remaining two aircraft were sold. See "Item 1. Business -- Customers."

FINANCIAL CONDITION

     The Company borrows funds to purchase flight equipment, including to make progress payments during the construction phase, principally on an unsecured basis from various sources. At December 31, 1996, 1995 and 1994, the Company's debt financing and capital lease obligations were comprised of the following:

                                                    1996           1995           1994
                                                 ----------     ----------     ----------
                                                 (DOLLARS IN THOUSANDS)
        Public term debt with single
          maturities...........................  $3,500,000     $3,550,000     $2,950,000
        Public medium-term notes with varying
          maturities...........................   2,563,720      2,403,770      2,011,770
        Capital lease obligations..............     995,872      1,088,424        305,400
        Bank and other term debt...............          --         22,502         43,503
                                                 ----------     ----------     ----------
                  Total term debt..............   7,059,592      7,064,696      5,310,673
        Commercial paper.......................   2,757,417      1,843,630      1,972,361
        Bank lines of credit and revolvers.....          --             --        319,000
        Less: Deferred debt discount...........     (22,749)       (15,692)       (19,028)
                                                 ----------     ----------     ----------
                  Debt financing and capital
                    lease obligations..........  $9,794,260     $8,892,634     $7,583,006
                                                  =========      =========      =========
        Composite interest rate................       6.23%          6.47%          6.41%
        Percentage of total debt at fixed
          rate.................................      68.95%         75.59%         66.98%
        Composite interest rate on fixed
          debt.................................       6.58%          6.66%          6.65%
        Bank prime rate........................       8.25%          8.50%          8.50%

     The interest on substantially all the public debt (exclusive of the commercial paper) is fixed for the term of the note. As of December 31, 1996, the Company had committed revolving loans and lines of credit with 46 banks aggregating $2.40 billion and uncommitted lines of credit with three banks aggregating $200 million. Bank debt principally provides for interest rates that vary according to the pricing option then in effect and range from prime, .25% to .30% over LIBOR or .395% over CD rates, at the Company's option. Bank financings are subject to facility fees of up to .10% of amounts available.

     On January 17, 1997, the Company replaced $2.25 billion of the committed revolving loans and lines of credit with a new, expanded facility for $2.50 billion. The facility consists of a $1.25 billion, 364 day tranche with a 5.5 basis point annual facility fee and a $1.25 billion, 5 year tranche with an 8 basis point annual facility fee. The pricing options range from prime to .20% over LIBOR.

     As of December 31, 1996, the Company had an effective shelf registration with respect to $2.111 billion of debt securities, under which $800 million of notes were sold through 1996. Additionally, a $750 million Medium-Term Note program was implemented under the shelf registration, under which $675 million was sold through 1996. In February 1997, the Company increased the Medium-Term Note program by $160.6 million to $910.6 million. Through February 1997, the Company sold an additional $400 million of notes and $146 million of Medium-Term Notes.

     In February 1997, a new registration statement of the Company with respect to $2.09 billion of debt securities was declared effective. A new $500 million Medium-Term Note program has been implemented under the shelf registration.

     The Company has Export Credit Lease financings which provide ten year, amortizing loans in the form of capital lease obligations. The interest rate on 62.5% of the original financing available is 6.55% and the interest rate on 22.5% of the original financing available varies between 6.18% and 6.89%. The remaining 15% of the original financing available provides for LIBOR based pricing.

     In 1995 and 1996, the Company, through unrestricted subsidiaries, entered into sale-leaseback transactions in the amounts of $413 million and $507.6 million, respectively, each relating to seven aircraft. The transactions result in the sale and leaseback of these aircraft for one year operating leases, each with six one year extension options for a total of seven years for each aircraft. The Company has the option to either buy back the aircraft or redeliver the aircraft for a fee to the lessor at the end of any lease period. The lease rates equate to fixed principal amortization and floating interest payments based on LIBOR or commercial paper pricing.

     In each of February and November 1995, the Company sold $100 million of Market Auction Preferred Stock.

     The Company believes that the combination of internally generated funds and debt financing currently available to the Company will allow the Company to meet its capital requirements for at least the next 12 months.

     In the normal course of business, the Company employs a variety of off-balance sheet financial instruments and other derivative products to manage its exposure to interest rates and the resulting impact of changes in interest rates on earnings, with the objective to lower its overall borrowing cost and to maintain its optimal mix of variable and fixed rate interest obligations. The Company only enters into derivative transactions to hedge interest rate risk and not to speculate on interest rates. These derivative products include interest rate swap agreements, interest rate spreadlocks, interest rate swaptions and interest rate floors.

     The counterparties to the Company's derivative instruments are all recognized U.S. derivative dealers. The counterparties to the majority of the notional amounts of the Company's derivative instruments are "AAA" rated and all have at least an "A" credit rating. The derivatives are subject to a bilateral security agreement which, in certain circumstances, may allow one party to the agreement to require the second party to the agreement to establish a cash collateral account. Any failure of the instruments or counterparties to perform under the derivative contracts would have an immaterial impact on the Company's earnings.

RESULTS OF OPERATIONS

     The increase in revenues from rentals of flight equipment from $993.6 million in 1994 to $1,254.0 million in 1995 to $1,444.4 million in 1996 is due to the increase in both the size and relative cost of the fleet of the aircraft subject to operating lease from 262 in 1994 to 282 in 1995 and 308 in 1996.

     In addition to its leasing operations, the Company engages in the marketing of flight equipment on a principal and commission basis as well as the disposition of flight equipment at the end of, or during, the lease term. Revenue from such flight equipment marketing increased from $76.2 million in 1994 to $119.1 million in 1995 to $136.1 million in 1996 as a result of the type of the related flight equipment marketed in each period:

                                                                  1996   1995   1994
                                                                  ----   ----   ----
            Sales of flight equipment...........................    1      0      3
            Commissions.........................................   10      6     10
            Disposition of leased aircraft......................   36     41     21

     In addition, the Company sold seven engines (1996), 19 engines (1995) and eight engines (1994).

     Expenses as a percentage of total revenues were 71.9% for 1994, 76.2% for 1995 and 75.8% for 1996. Interest expense increased from $376.6 million in 1994 to $541.4 million in 1995 to $573.6 million in 1996, primarily as a result of an increase in debt outstanding, excluding the effect of debt discount, from $7.602 billion in 1994 to $8.908 billion in 1995 to $9.817 billion in 1996, to finance aircraft acquisitions, as affected by changes in interest rates during the periods. These interest rate changes caused the Company's composite borrowing rate to fluctuate as follows:

            December 31, 1993.............................................  5.89%
            March 31, 1994................................................  5.79
            June 30, 1994.................................................  5.87
            September 30, 1994............................................  6.09
            December 31, 1994.............................................  6.41
            March 31, 1995................................................  6.69
            June 30, 1995.................................................  6.59
            September 30, 1995............................................  6.50
            December 31, 1995.............................................  6.47
            March 31, 1996................................................  6.31
            June 30, 1996.................................................  6.22
            September 30, 1996............................................  6.28
            December 31, 1996.............................................  6.23

     Depreciation of flight equipment increased from $334.6 million in 1994 to $431.9 million in 1995 to $485.1 million in 1996 due to the addition of aircraft. Provisions for overhauls also increased from $57.6 million in 1994 to $71.1 million in 1995 to $85.1 million in 1996 due to an increase in the number of aircraft on which the Company collects overhaul reserves and therefore an increase in the number of hours flown for which an overhaul reserve is provided.

     Rent expense of $51.8 million in 1996 is due to the sale-leaseback transactions entered into for 14 aircraft in December of 1995 and September of 1996.

     The provision for income taxes as a percentage of income before income taxes increased from 35.3% in 1994 to 41.9% in 1995 and decreased to 36.2% in 1996. The increase in 1995 was due principally to the impact of losses of subsidiaries for which the Company did not receive a current or future tax benefit. During the fourth quarter of 1995, two of these corporations were restructured.

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

     (a)(3) and (c): Exhibits: The response to this portion of Item 14 is submitted as a separate section on this report beginning on page 14.

     (b) Reports on Form 8-K: Current Reports on Form 8-K, event dates October 4, 1996 and October 18, 1996. All Current Reports reported under Item 7.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                                   FORM 10-K
                           ITEMS 8, 14(a), AND 14(c)

            INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

     The following consolidated financial statements of the Company and its subsidiaries required to be included in Item 8 are listed below:

                                                                                        PAGE
                                                                                        ----
Report of Independent Auditors........................................................   15
Consolidated Financial Statements:
  Balance Sheets at December 31, 1995 and 1996........................................   16
  Statements of Income for the years ended December 31, 1994, 1995 and 1996...........   17
  Statements of Shareholders' Equity for the years ended December 31, 1994, 1995 and
     1996.............................................................................   18
  Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996.......   19
  Notes to Consolidated Financial Statements..........................................   21

     The following financial statement schedule of the Company and its subsidiaries is included in Item 14(a)(2):

SCHEDULE NUMBER                                 DESCRIPTION                                 PAGE
---------------   ------------------------------------------------------------------------  ----
       II         Valuation and Qualifying Accounts.......................................   34

     All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

     The following exhibits of the Company and its subsidiaries are included in
Item 14(c):

EXHIBIT
NUMBER                                        DESCRIPTION
------     ---------------------------------------------------------------------------------
  3.1      Restated Articles of Incorporation of the Company, as amended through December 9,
           1992, filed November 3, 1993 (filed as an exhibit to Registration Statement No.
           33-50913 and incorporated herein by reference).
  3.2      Certificate of Determination of Preferences of Series C Market Auction Preferred
           Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
  3.3      Certificate of Determination of Preferences of Series D Market Auction Preferred
           Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
  3.4      Certificate of Determination of Preferences of Series E Market Auction Preferred
           Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
  3.5      Certificate of Determination of Preferences of Series F Market Auction Preferred
           Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
  3.6      Certificate of Determination of Preferences of Series G Market Auction Preferred
           Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

EXHIBIT
NUMBER                                        DESCRIPTION
------     ---------------------------------------------------------------------------------
  3.7      Certificate of Determination of Preferences of Series H Market Auction Preferred
           Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).
  3.8      By-Laws of the Company, including amendment thereto dated August 31, 1990 (filed as an exhibit to Registration Statement No. 33-37600 and incorporated herein by reference).
  4.1      Indenture dated as of November 1, 1991, between the Company and First Trust
           National Association (successor to Continental Bank, National Association), as
           Trustee (filed as an exhibit to Registration Statement No. 33-43698 and incorporated herein by reference).
  4.2      The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
 10.1      Purchase Agreement No. 1916, dated as of June 24, 1996, between the Company and
           The Boeing Company, including Letter Agreements relating thereto (filed as an exhibit to Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference).
 10.2      Revolving Credit Agreement, dated as of January 17, 1997, among the Company,
           Union Bank of Switzerland, New York Branch, and the other banks listed therein providing up to $1,250,000,000 (five year facility).
 10.3      Revolving Credit Agreement, dated as of January 17, 1997, among the Company,
           Union Bank of Switzerland, New York Branch, and the other banks listed therein providing up to $1,250,000,000 (364 day facility).
  12.      Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.
  23.      Consent of Ernst & Young LLP.
  27.      Financial Data Schedule.

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
International Lease Finance Corporation
Los Angeles, California

     We have audited the accompanying consolidated balance sheets of International Lease Finance Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Lease Finance Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Century City,
Los Angeles, California
February 19, 1997

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                           DECEMBER 31,
                                                                    ---------------------------
                                                                       1996            1995
                                                                    -----------     -----------
Cash, including interest bearing accounts of $31,704 (1996)
  and $59,624 (1995)..............................................  $    36,558     $    87,097
Current income taxes..............................................       16,420          30,803
Notes receivable..................................................      429,146         423,799
Net investment in finance and sales-type leases...................      103,629          86,237
Flight equipment under operating leases...........................   13,674,996      12,015,308
  Less accumulated depreciation...................................    1,492,222       1,252,438
                                                                    -----------     -----------
                                                                     12,182,774      10,762,870
Deposits on flight equipment purchases............................      861,355         805,570
Accrued interest, other receivables and other assets..............       50,895          87,991
Investments.......................................................       18,099          17,311
Deferred debt issue costs -- less accumulated amortization
  of $43,537 (1996) and $30,778 (1995)............................       26,720          27,504
                                                                    -----------     -----------
                                                                    $13,725,596     $12,329,182
                                                                    ===========     ===========

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued interest and other payables...............................  $   219,111     $   196,676
Debt financing, net of deferred debt discount of $22,749 (1996)
  and $15,692 (1995)..............................................    8,798,388       7,804,210
Capital lease obligations.........................................      995,872       1,088,424
Security and other deposits on flight equipment...................      611,272         498,016
Rentals received in advance.......................................       77,107          80,811
Deferred income taxes.............................................      809,294         660,938
Commitments and contingencies -- Note K

SHAREHOLDERS' EQUITY
  Preferred stock -- no par value; 20,000,000 authorized shares;
  Market Auction Preferred Stock, $100,000 per share liquidation value; Series A, B, C, D, E, F, G and H (1996 and 1995), each
     having 500 shares issued and outstanding.....................      400,000         400,000
  Common stock -- no par value; 100,000,000 authorized shares,
     35,818,122 (1996 and 1995) issued and outstanding............        3,582           3,582
  Paid-in capital.................................................      579,955         580,085
  Retained earnings...............................................    1,231,015       1,016,440
                                                                    -----------     -----------
                                                                      2,214,552       2,000,107
                                                                    -----------     -----------
                                                                    $13,725,596     $12,329,182
                                                                    ===========     ===========

                            See accompanying notes.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                             ------------------------------------
                                                                1996         1995         1994
                                                             ----------   ----------   ----------
Revenues:
  Rental of flight equipment...............................  $1,444,439   $1,254,020   $  993,596
  Flight equipment marketing...............................     136,099      119,078       76,193
  Interest and other.......................................      51,976       49,390       40,267
                                                             ----------   ----------   ----------
                                                              1,632,514    1,422,488    1,110,056
Expenses:
  Interest.................................................     573,599      541,428      376,560
  Depreciation.............................................     485,102      431,947      334,587
  Provision for overhaul...................................      85,083       71,113       57,619
  Rent expense.............................................      51,809
  Selling, general and administrative......................      41,982       39,654       29,283
                                                             ----------   ----------   ----------
                                                              1,237,575    1,084,142      798,049
                                                             ----------   ----------   ----------
     INCOME BEFORE INCOME TAXES............................     394,939      338,346      312,007
Provision for income taxes.................................     143,165      141,909      110,064
                                                             ----------   ----------   ----------
     NET INCOME............................................  $  251,774   $  196,437   $  201,943
                                                             ==========   ==========   ==========

                            See accompanying notes.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                          MARKET AUCTION
                          PREFERRED STOCK            COMMON STOCK
                      -----------------------    ---------------------
                      NUMBER OF                   NUMBER OF                PAID-IN       RETAINED
                       SHARES        AMOUNT        SHARES       AMOUNT     CAPITAL       EARNINGS        TOTAL
                      ---------     ---------    -----------    ------     --------     ----------     ----------
Balance at December
  31, 1993..........      2,000     $ 200,000     35,818,122    $3,582     $532,941     $  672,658     $1,409,181
  Capital
    contribution....                                                         50,000                        50,000
  Dividend to AIG...                                                                       (13,462)       (13,462)
  Preferred stock
    dividends.......                                                                        (6,890)        (6,890)
  Net income........                                                                       201,943        201,943
                          -----      --------     ----------    ------     --------     ----------     ----------
Balance at December
  31, 1994..........      2,000     $ 200,000     35,818,122    $3,582     $582,941     $  854,249     $1,640,772
  Sale of MAPS
    preferred.......      2,000       200,000                                (2,856)                      197,144
  Dividend to AIG...                                                                       (21,150)       (21,150)
  Preferred stock
    dividends.......                                                                       (13,096)       (13,096)
  Net income........                                                                       196,437        196,437
                          -----      --------     ----------    ------     --------     ----------     ----------
Balance at December
  31, 1995..........      4,000     $ 400,000     35,818,122    $3,582     $580,085     $1,016,440     $2,000,107
  Sale of MAPS
    preferred.......                                                           (130)                         (130)
  Dividend to AIG...                                                                       (20,600)       (20,600)
  Preferred stock
    dividends.......                                                                       (16,599)       (16,599)
  Net income........                                                                       251,774        251,774
                          -----      --------     ----------    ------     --------     ----------     ----------
Balance at December
  31, 1996..........      4,000     $ 400,000     35,818,122    $3,582     $579,955     $1,231,015     $2,214,552
                          =====      ========     ==========    ======     ========     ==========     ==========

                            See accompanying notes.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                         YEARS ENDED DECEMBER 31,
                                                                -------------------------------------------
                                                                   1996            1995            1994
                                                                -----------     -----------     -----------
OPERATING ACTIVITIES:
  Net income..................................................  $   251,774     $   196,437     $   201,943
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation of flight equipment..........................      485,102         431,947         334,587
    Deferred income taxes.....................................      148,356         173,528         147,657
    Amortization of deferred debt issue costs.................        8,841          11,554           5,956
    Gain on sale of flight equipment included in amount
      financed................................................      (16,063)        (46,260)        (53,627)
    Increase in notes receivable..............................      (66,721)         (9,053)        (36,608)
    Equity in net (income) loss of affiliates.................         (788)            517          (2,022)
  Changes in operating assets and liabilities:
    Decrease (increase) in accrued interest, other receivables
      and other assets........................................       37,096         (16,753)         10,006
    Increase in accrued interest and other payables...........       22,435          72,651          31,796
    (Increase) decrease in current income taxes receivable....       14,383           2,321         (33,346)
    (Decrease) increase in rentals received in advance........       (3,704)          8,254          30,606
                                                                -----------     -----------        --------
Net cash provided by operating activities.....................      880,711         825,143         636,948
                                                                -----------     -----------        --------
INVESTING ACTIVITIES:
  Acquisition of flight equipment:
    For operating leases......................................   (3,210,986)     (3,364,496)     (2,621,669)
    For finance leases........................................                                       (4,790)
  (Increase) decrease in deposits and progress payments.......      (55,785)         85,141         (70,663)
  Proceeds from disposal of flight equipment -- net of gain...    1,194,946         862,935         119,799
  Advances on notes receivable................................                       (5,606)        (16,227)
  Collections on notes receivable.............................      163,298         150,093         114,141
  Collections on finance and sales-type leases................        7,781           5,996           9,891
  Purchase of investments.....................................                         (845)           (850)
  Sale of investments -- net of gain..........................                        2,000           1,727
                                                                -----------     -----------        --------
Net cash used in investing activities.........................   (1,900,746)     (2,264,782)     (2,468,641)
                                                                -----------     -----------        --------
FINANCING ACTIVITIES:
  Proceeds from debt financing and capital lease
    obligations...............................................    5,042,064       6,309,304       4,746,500
  Payments in reduction of debt financing and capital lease
    obligations...............................................   (4,133,381)     (5,003,012)     (2,974,141)
  Proceeds from sale of MAPS preferred stock (net of issue
    costs)....................................................         (130)        197,144
  Cash contributions to capital by AIG........................                                       50,000
  Debt issue costs............................................       (8,057)        (18,211)        (11,637)
  Change in unamortized debt discount.........................       (7,057)          3,336          (8,834)
  Payment of common and preferred dividends...................      (37,199)        (34,246)        (20,352)
  Increase in customer deposits...............................      113,256          19,530          41,482
                                                                -----------     -----------        --------
Net cash provided by financing activities.....................      969,496       1,473,845       1,823,018
                                                                -----------     -----------        --------
Net increase (decrease) in cash...............................      (50,539)         34,206          (8,675)
Cash at beginning of year.....................................       87,097          52,891          61,566
                                                                -----------     -----------        --------
    Cash at end of year.......................................  $    36,558     $    87,097     $    52,891
                                                                ===========     ===========        ========

(Table continued on next page)

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                                                         YEARS ENDED DECEMBER 31,
                                                                   1996            1995            1994
                                                                -----------     -----------      --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the year for:
    Interest (net of amount capitalized $50,368 (1996),
      $51,091 (1995) and $44,610 (1994))......................  $   559,437     $   503,023     $   352,805
    Income taxes..............................................      (19,574)        (33,940)         (4,247)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  1996
    Notes and finance and sale-type leases in the amount of $173,404 were received as partial payment in exchange for flight equipment sold with a book value of $157,340.
    Flight equipment was received in exchange for notes receivable in the amount of $46,307.
  1995
    Notes in the amount of $268,660 were received as partial payments in exchange for flight equipment sold with a book value of $222,400.
    Flight equipment was received in exchange for notes receivable in the amount of $64,576.
  1994
    Flight equipment with a net book value of $222,873 was transferred from finance and sales-type leases to operating leases.
    Flight equipment was received in exchange for notes receivable in the amount of $69,317.
    Notes and finance and sales-type leases in the amount of $177,857 were received as partial payments in exchange for flight equipment sold with a book value of $124,230.

                            See accompanying notes.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Intercompany Allocations: The Company is party to cost sharing agreements with AIG. Generally, these agreements provide for the allocation of costs upon either the specific identification basis or a proportional cost allocation basis which management believes to be reasonable. The charges amounted to $5,595
(1996), $6,439 (1995) and $2,506 (1994).

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

     Flight Equipment: Flight equipment is stated at cost. Major additions and modifications are capitalized. Normal maintenance and repairs; airframe and engine overhauls; and compliance with return conditions of flight equipment on lease are provided by and paid for by the lessee. Under the provisions of most leases, for certain airframe and engine overhauls, the lessee is reimbursed for costs incurred up to but not exceeding contingent rentals paid to the Company by the lessee. The Company provides a charge to operations for such reimbursements based primarily upon the hours utilized during the period and the expected reimbursement during the life of the lease.

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

     Capitalized Interest: The Company borrows certain funds to finance progress payments for the construction of flight equipment ordered. The interest incurred on such borrowings is capitalized and included in the cost of the equipment. The amounts were $50,368 (1996), $51,091 (1995) and $44,610 (1994).

     Deferred Debt Issue Costs: Deferred debt issue costs incurred in connection with debt financing are amortized over the life of the debt using the interest rate method and are charged to interest expense.

     Financial Instruments: The Company has granted certain parties the right but not the obligation to effectively convert certain of the Company's fixed note obligations to floating rate obligations based on an established notional amount. The proceeds of such option agreements are initially recorded as a liability. Subsequently, if material, the value of each such option agreement is adjusted to fair value with changes in value recorded in income.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     When swap agreements are effective in modifying the terms of actual debt agreements, such swaps are accounted for by the accrual method. Periodic payments as well as the amortization (by a level yield method) of the initial value are treated as adjustments to interest expense of the related debt.

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

     Reclassifications: Certain amounts have been reclassified in the 1995 and 1994 financial statements to conform to the Company's 1996 presentation.

NOTE B -- NOTES RECEIVABLE

     Notes receivable are primarily from the sale of flight equipment and are summarized as follows:

                                                                   1996         1995
                                                                 --------     --------
        Fixed rate notes receivable due in varying installments
          to 2005:
          Less than 6%.........................................  $  3,873     $  5,656
          6% to 7.99%..........................................   240,754      290,934
          8% to 9.99%..........................................   140,455       81,486
          10% to 14%...........................................     8,302        4,862
        LIBOR plus 1.1% to LIBOR plus 1.5% notes receivable in
          varying installments to 2002.........................    35,762       40,861
                                                                 --------     --------
                                                                 $429,146     $423,799
                                                                 ========     ========

     Included above, the Company had notes receivable of $10,694 (1996) and $2,300 (1995) representing restructured lease payments.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE B -- NOTES RECEIVABLE (CONTINUED)
     At December 31, 1996, the minimum future notes receivable payments to be received are as follows:

        1997..............................................................  $ 48,758
        1998..............................................................   108,924
        1999..............................................................    41,496
        2000..............................................................    33,680
        2001..............................................................    33,325
        Thereafter........................................................   162,963
                                                                            --------
                                                                            $429,146
                                                                            ========

     The Company sold notes receivable with certain limited recourse provisions to a related party of the Company. The notes were sold at face value including accrued interest and aggregated $116,235 in 1996 and $56,413 in 1995. The Company continues to collect payments from the notes and transfers to the related party the amounts received less a servicing fee. The Company recorded no gain or loss on the sale. The Company recorded servicing fee income of $16 in 1996 related to the notes sold. The Company's maximum exposure under recourse provisions was $23,205 at December 31, 1996 and $11,283 at December 31, 1995. During 1996, the Company repurchased one note sold in 1995. The note was not repurchased under the recourse provisions.

NOTE C -- NET INVESTMENT IN FINANCE AND SALES-TYPE LEASES

     The following lists the components of the net investment in finance and sales-type leases:

                                                                   1996         1995
                                                                 --------     --------
        Total minimum lease payments to be received............  $122,559     $ 91,124
        Estimated residual values of leased flight equipment...    18,483       26,544
        Less: Unearned income..................................   (37,413)     (31,431)
                                                                 --------     --------
        Net investment in finance and sales-type leases........  $103,629     $ 86,237
                                                                 ========     ========

     Minimum future lease payments to be received for flight equipment on finance and sales-type leases at December 31, 1996 are as follows:

        1997..............................................................  $ 15,962
        1998..............................................................    16,398
        1999..............................................................    14,274
        2000..............................................................    15,045
        2001..............................................................    15,045
        Thereafter........................................................    45,835
                                                                            --------
        Total minimum lease payments to be received.......................  $122,559
                                                                            ========

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE D -- INVESTMENTS

     Investments consist of the following:

                                                            1996                1995
                                                      -----------------   -----------------
                                                      PERCENT             PERCENT
                                                       OWNED    AMOUNT     OWNED    AMOUNT
                                                      -------   -------   -------   -------
        Cost method:
          Air Liberte...............................    10.8%   $ 4,792     10.8%   $ 4,792
          International Aircraft Investors..........     6.2%       300      6.2%       300
          Others....................................                845               1,058
        Equity method:
          Pacific Ocean Leasing Ltd.................    50.0%     5,848     50.0%     5,858
          Pacific Asia Leasing Ltd..................    25.0%     6,314     25.0%     5,303
                                                                -------             -------
                                                                $18,099             $17,311
                                                                =======             =======

     In addition, the Company has notes receivable of $8,763 (1996) and $11,111
(1995) from entities in which it has investments.

     At December 31, 1996, the Company had two aircraft on lease to Air Liberte. These leases are similar in terms to those of unaffiliated customers.

     The Company has sold used aircraft and engines to International Aircraft Investors ("IAI") on terms similar to those of unaffiliated customers (see Note
K). In exchange for these sales the Company has received notes which are included in Notes Receivable in the accompanying consolidated balance sheets (see Note B).

     The Company has a 50% interest in Pacific Ocean Leasing Ltd. ("POL"), a Bermuda corporation. POL presently owns one Boeing 767-200 aircraft and one spare engine, both of which are on lease to an airline. POL also owns an inventory of spare parts. Additionally, the Company has guaranteed the bank loan to POL (see Note K).

     The Company has a 25% interest in Pacific Asia Leasing Ltd. ("PAL"), a Bermuda corporation. PAL presently owns one Boeing 767-300ER aircraft on lease to an airline. The Company guaranteed part of the loan in connection with the purchase of such aircraft (see Note K).

NOTE E -- DEBT FINANCING AND CAPITAL LEASE OBLIGATIONS

     Debt financing and capital lease obligations are comprised of the following:

                                                                 1996           1995
                                                              ----------     ----------
        Commercial Paper (weighted average interest rate at
          December 31, 5.48% (1996) and 5.82% (1995)........  $2,757,417     $1,843,630
        Term Notes..........................................   3,500,000      3,550,000
        Medium-Term Notes...................................   2,563,720      2,403,770
        Capital Lease Obligations...........................     995,872      1,088,424
        Bank and other term debt............................                     22,502
        Less: Deferred debt discount........................     (22,749)       (15,692)
                                                              ----------     ----------
                                                              $9,794,260     $8,892,634
                                                              ==========     ==========

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE E -- DEBT FINANCING AND CAPITAL LEASE OBLIGATIONS (CONTINUED)
  Bank Financing:

     As of December 31, 1996, the Company had committed credit agreements with 46 commercial banks aggregating $2,400,000 and uncommitted lines of credit with three commercial banks in the amount of $200,000. Bank debt principally provides for interest rates that vary according to the pricing option then in effect and range from prime, .25% to .30% over LIBOR or .395% over CD rates, at the option of the Company. The interest rates on the uncommitted bank lines are fixed for a period of up to one year at rates determined by the banks. Bank debt is subject to facility fees of up to .10% of amounts available. Bank financing is used primarily as backup for the Company's Commercial Paper program.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE E -- DEBT FINANCING AND CAPITAL LEASE OBLIGATIONS (CONTINUED)
  Term Notes:

     The Company has issued the following Notes which provide for a single principal payment at maturity and cannot be redeemed prior to maturity:

                                                           INITIAL
                                                             TERM          1996           1995
                                                          ----------    ----------     ----------
5 3/4% Notes due January 15, 1996.....................       3 years    $              $  150,000
6 5/8% Notes due June 1, 1996.........................       4 years                      100,000
4 3/4% Notes due July 15, 1996........................       3 years                      100,000
7.90% Notes due October 1, 1996.......................       5 years                      100,000
6 3/8% Notes due November 1, 1996.....................       4 years                      150,000
4 3/4% Notes due January 15, 1997.....................       3 years       100,000        100,000
5 7/8% Notes due February 1, 1997.....................       4 years       100,000        100,000
5 1/2% Notes due April 1, 1997........................       4 years       100,000        100,000
6 1/2% Notes due July 15, 1997........................       5 years       150,000        150,000
6 3/4% Notes due August 1, 1997.......................       3 years       100,000        100,000
                                                               4 1/2
Floating Rate Notes due October 15, 1997..............         years       100,000        100,000
8 1/8% Notes due January 15, 1998.....................       3 years       150,000        150,000
5 5/8% Notes due March 1, 1998........................       4 years       100,000        100,000
5 3/4% Notes due March 15, 1998.......................       5 years       100,000        100,000
7% Notes due June 1, 1998.............................       4 years       100,000        100,000
6 1/4% Notes due June 15, 1998........................       3 years       100,000        100,000
Floating Rate Notes due June 19, 1998 (swapped to
  6.50%)..............................................       2 years       100,000
5 3/4% Notes due July 1, 1998.........................       5 years       100,000        100,000
8.35% Notes due October 1, 1998.......................       7 years       100,000        100,000
Floating Rate Notes due November 2, 1998 (swapped to
  6.0725%)............................................       2 years       100,000
5 3/4% Notes due January 15, 1999.....................       5 years       150,000        150,000
5 1/2% Notes due January 15, 1999.....................       3 years       150,000
7 1/2% Notes due March 1, 1999........................       4 years       100,000        100,000
6 5/8% Notes due April 1, 1999 (swapped to a floating
  rate(1))............................................       5 years       100,000        100,000
Floating Rate Notes due June 2, 1999 (swapped to
  6.64%)..............................................       4 years       100,000        100,000
Floating Rate Notes due July 15, 1999 (swapped to
  6.235%).............................................       4 years       100,000        100,000
6 1/2% Notes due August 15, 1999......................       7 years       100,000        100,000
6 1/8% Notes due November 1, 1999.....................       4 years       100,000        100,000
5 3/4% Notes due December 15, 1999....................       4 years       150,000        150,000
8 1/4% Notes due January 15, 2000.....................       5 years       100,000        100,000
6.20% Notes due May 1, 2000...........................       7 years       100,000        100,000
7% Notes due May 15, 2000.............................       5 years       100,000        100,000
6 5/8% Notes due August 15, 2000......................       4 years       100,000
6 1/4% Notes due October 15, 2000.....................       5 years       100,000        100,000
8 7/8% Notes due April 15, 2001.......................      10 years       150,000        150,000
6 1/2% Notes due October 15, 2001.....................       5 years       100,000
8 3/8% Notes due December 15, 2004....................      10 years       100,000        100,000
                                                                        ----------     ----------
                                                                        $3,500,000     $3,550,000
                                                                        ==========     ==========

---------------
   See Note L -- Financial Instruments.
(1) Floating rate swap expires April 1, 1997.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE E -- DEBT FINANCING AND CAPITAL LEASE OBLIGATIONS (CONTINUED)
  Medium-Term Notes:

     The Company's Medium-Term Notes bear interest at rates varying between 4.9% and 9.88%, inclusive, with maturities from 1997 through 2005. The Medium-Term Notes provide for a single principal payment at the maturity of the respective note. They cannot be redeemed by the Company prior to maturity.

  Capital Lease Obligations:

     The Company's Capital Lease Obligations provide 10 year, fully amortizing debt in three interest rate tranches. The first 62.5% of the original debt is at a fixed rate of 6.55%. The second 22.5% of the original debt is at fixed rates varying between 6.18% and 6.89%. The final 15% of the original debt is at a floating LIBOR based rate. The debt matures through 2005. The flight equipment associated with the obligations had a net book value of $1,174,845 (1996) and $1,215,912 (1995).

     Maturities of debt financing and capital lease obligations (excluding commercial paper) at December 31, 1996 are as follows:

            1997.....................................................  $1,334,987
            1998.....................................................   1,750,087
            1999.....................................................   1,720,802
            2000.....................................................   1,000,052
            2001.....................................................     453,552
            Thereafter...............................................     800,112
                                                                       ----------
                                                                       $7,059,592
                                                                        =========

     Under the most restrictive provisions of the related borrowings, consolidated retained earnings at December 31, 1996, in the amount of $311,775 are unrestricted as to payment of dividends.

NOTE F -- SHAREHOLDERS' EQUITY

  Preferred Stock:

     In February and November 1995, 500 shares each of Series E and F and G and H, respectively, of Market Auction Preferred Stock ("MAPS") were issued in connection with public offerings at $100 per share. Proceeds, net of issuance costs, to the Company were $197,144 (1995). In addition, issuance costs of $130 for Series G and H were incurred in 1996. The MAPS have a liquidation value of $100 per share and are not convertible. The dividend rate, other than the initial rate, for each dividend period for each series will be reset approximately every 7 weeks (49 days) on the basis of orders placed in an auction. At December 31, 1996, the dividend rates for Series A through H ranged from 3.90% to 4.38%.

  Stock Appreciation Rights:

     Stock Appreciation Rights ("SARs") were granted to certain employees of the Company during 1990. The SARs granted generally vest over a nine year period from the effective date and are exercisable immediately upon vesting. SARs initially have no value but can gain a cash value based upon the difference between a Benchmark Price and a Formula Price (based on adjusted pre-tax cash flow of the Company), but not in excess of an aggregate of $150,000, to be accrued and paid over the period of the plan. The SAR plan became effective on January 1, 1991. No value has been earned or accrued under the SAR plan as of December 31, 1996.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE G -- RENTAL INCOME

     Minimum future rentals on noncancelable operating leases and subleases of flight equipment which have been delivered at December 31, 1996 are as follows:

                                   YEAR ENDED
            ---------------------------------------------------------
            1997.....................................................  $1,292,030
            1998.....................................................   1,057,695
            1999.....................................................     835,580
            2000.....................................................     649,204
            2001.....................................................     473,549
            Thereafter...............................................     743,476
                                                                       ----------
                                                                       $5,051,534
                                                                       ==========

     Additional rentals earned by the Company based on the lessees' usage aggregated $194,741 (1996), $168,121 (1995) and $122,321 (1994). Flight
equipment is leased, under operating leases, with remaining terms ranging from one to 10 years.

NOTE H -- RENTAL EXPENSE

     As of December 31, 1995 and 1996, the Company had entered into sale-leaseback transactions in the amounts of $412,626 and $507,600, respectively, relating to seven aircraft for each transaction. The transactions resulted in the sale and leaseback of these aircraft for one year operating leases, each with six one year extension options, maturing on December 22, 1997 and September 20, 1997, respectively. The lease rates equate to fixed principal amortization and floating interest payments based on LIBOR or commercial paper pricing.

     Minimum future rental expense for 1997 is $29,160 at December 31, 1996.

NOTE I -- INCOME TAXES

     The provision (benefit) for income taxes is comprised of the following:

                                                               1996       1995       1994
                                                             --------   --------   --------
    Current:
      Federal..............................................  $(16,700)  $(32,962)  $(34,027)
      State................................................     1,957      1,427     (3,508)
      Foreign..............................................     9,381
                                                             --------   --------   --------
                                                               (5,362)   (31,535)   (37,535)
    Deferred:
      Federal..............................................   138,750    162,129    149,364
      State................................................     9,777     11,315     (1,765)
                                                             --------   --------   --------
                                                              148,527    173,444    147,599
                                                             --------   --------   --------
                                                             $143,165   $141,909   $110,064
                                                             ========   ========   ========

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE I -- INCOME TAXES (CONTINUED)
     The provision for deferred income taxes is comprised of the following temporary differences:

                                                               1996       1995       1994
                                                             --------   --------   --------
    Accelerated depreciation on flight equipment...........  $132,101   $182,125   $180,137
    Excess of state income taxes not currently deductible
      for Federal income tax purposes......................    (3,422)    (3,960)       626
    Tax versus book lease differences......................    35,933        779       (806)
    Provision for overhauls................................    (7,726)    (4,370)    (9,951)
    Rentals received in advance............................    (5,855)      (308)   (14,511)
    Straight line rents....................................    (3,020)      (606)    (2,315)
    Other..................................................       516       (216)    (5,581)
                                                             --------   --------   --------
                                                             $148,527   $173,444   $147,599
                                                             ========   ========   ========

     The deferred tax liability at December 31, 1996 consists of the following:

    Accelerated depreciation on flight equipment...........  $819,375
    Excess of state income taxes not currently deductible
      for Federal income tax purposes......................   (17,471)
    Tax versus book lease differences......................    67,897
    Provision for overhauls................................   (38,773)
    Rentals received in advance............................   (36,477)
    Straight line rents....................................    14,408
    Other..................................................       335
                                                             --------
                                                             $809,294
                                                             ========

     A reconciliation of computed expected total provision for income taxes to the amount recorded is as follows:

                                                               1996       1995       1994
                                                             --------   --------   --------
    Computed expected provision based upon a federal rate
      of 35%...............................................  $138,229   $118,421   $109,202
    State income taxes, net of Federal income taxes........     7,628      8,282      5,772
    Foreign sales corporation benefit......................    (6,160)    (7,305)    (3,178)
    Subsidiary losses without tax benefit..................               17,169
    Other..................................................    (1,818)     5,342     (1,732)
    Foreign taxes..........................................     5,286
                                                             --------   --------   --------
                                                             $143,165   $141,909   $110,064
                                                             ========   ========   ========

NOTE J -- OTHER INFORMATION

  Concentration of Credit Risk

     The Company leases and sells aircraft to airlines. All of the lease receivables and the majority of notes receivable are from airlines located throughout the world. The Company generally obtains deposits on leases and obtains collateral in flight equipment on notes receivable. The Company has no single customer which accounts for 10% or more of revenues.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE J -- OTHER INFORMATION (CONTINUED)
  Segment Information

     The Company operates within one industry, the marketing of flight equipment through leasing and sales.

     Revenues include rentals of flight equipment to foreign airlines of $1,202,651 (1996), $1,002,251 (1995) and $798,619 (1994).

     The following table sets forth the dollar amount and percentage of total rental revenues attributable to the indicated geographic areas for the years indicated:

                                              1996                   1995                  1994
                                       ------------------     ------------------     ----------------
                                         AMOUNT       %         AMOUNT       %        AMOUNT      %
                                       ----------   -----     ----------   -----     --------   -----
                                                           (DOLLARS IN THOUSANDS)
Europe...............................  $  551,703    38.2%    $  462,252    36.9%    $353,009    35.5%
Asia/Pacific.........................     332,159    23.0        255,163    20.4      180,215    18.2
United States and Canada.............     304,801    21.1        304,784    24.3      230,856    23.2
Central, South America and Mexico....     165,819    11.5        166,443    13.2      199,041    20.0
Africa and the Middle East...........      89,957     6.2         65,378     5.2       30,475     3.1
                                       ----------   -----       --------   -----     --------   -----
                                       $1,444,439   100.0%    $1,254,020   100.0%    $993,596   100.0%
                                       ==========   =====       ========   =====     ========   =====

  Employee Benefit Plans

     The Company's employees participate in various benefit plans sponsored by AIG, including a noncontributory qualified defined benefit retirement plan, various stock option and purchase plans and a voluntary savings plan (401(k) plan).

     AIG's U.S. plans do not separately identify projected benefit obligations and plan assets attributable to employees of participating affiliates. AIG's projected benefit obligations exceeded the plan assets at December 31, 1996 by $21,974.

NOTE K -- COMMITMENTS AND CONTINGENCIES

  Aircraft orders and options

     At December 31, 1996, the Company had committed to purchase 243 aircraft deliverable from 1997 through 2004 at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $13,328,600.

     At December 31, 1996, the Company had options to purchase 35 aircraft deliverable from 1999 through 2005 at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $2,806,500.

     Most of these purchase commitments and options are based upon master arrangements with each of The Boeing Company ("Boeing") and AVSA, S.A.R.L., the sales subsidiary of Airbus Industrie ("Airbus").

     The Boeing aircraft (models 737, 747, 757, 767 and 777), and the Airbus aircraft (models A319, A320, A321, A330 and A340) are being purchased pursuant to purchase agreements executed by the Company and Boeing or Airbus. These agreements establish the pricing formulas (which include certain price adjustments based upon inflation and other factors) and various other terms with respect to the purchase of aircraft. Under certain circumstances, the Company has the right to alter the mix of aircraft type ultimately acquired. As of December 31, 1996, the Company had made non-refundable deposits (exclusive of capitalized interest) with respect to the aircraft which the Company has committed to purchase of approximately $450,849 and $329,390 with Boeing and Airbus, respectively.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE K -- COMMITMENTS AND CONTINGENCIES (CONTINUED)
  Aircraft orders and options (continued)
     If all 278 aircraft were to be acquired, the estimated aggregate purchase price (including adjustment for anticipated inflation) would be approximately $16,135,100. Management anticipates that a significant portion of such aggregate purchase price will be funded by incurring additional debt. The exact amount of the indebtedness to be incurred will depend upon the actual purchase price of the aircraft, which can vary due to a number of factors, including inflation, and the percentage of the purchase price of the aircraft which must be financed.

  Asset Value Guarantees

     The Company guaranteed a portion of the residual value of four aircraft for fees paid in 1991, seven aircraft for fees paid in 1994 and two aircraft for fees paid in 1996. The aggregate guarantees at December 31, 1996, are $137,184 and, if called upon, are payable in the amounts of $7,084 (1997), $6,100 (1999), $21,000 (2000), $4,000 (2001), $63,000 (2003) and $36,000 (2006).

  Other Guarantees

     In connection with the acquisition of eight aircraft by entities in which the Company has an investment, the Company guaranteed the loans, which at December 31, 1996 aggregated $71,172.

     The Company guaranteed the loans of three customers which, at December 31, 1996, aggregated $15,909.

NOTE L -- FINANCIAL INSTRUMENTS

     In the normal course of business, the Company employs a variety of off-balance sheet derivative transactions with the objective to lower its overall borrowing cost and to maintain its optimal mix of variable and fixed rate interest obligations. These derivative products include interest rate swap agreements, swaptions and interest rate floors (off-balance sheet derivative transactions).

     The Company accounts for its off-balance sheet derivative transactions on an accrual basis. As such, accrued future payments or receipts are reflected in operating income in the period incurred or earned. Credit risk exposure arises from the potential that the counterparty may not perform under these agreements with respect to the off-balance sheet derivative transactions. The Company minimizes such exposure through transacting with recognized U.S. derivative dealers at least assigned an "A" rating by a recognized statistical rating organization. The counterparties to the majority of the off-balance sheet derivative transactions are assigned an "AAA" rating. One of the counterparties is a related party of the Company. All of the derivative contracts between the Company and the related party are at arms length. The Company monitors each counterparty's assigned credit rating throughout the life of the off-balance sheet derivative transaction. The Company currently does not require, nor is it required by, its counterparties to provide security for its positions with the Company although it can in certain circumstances.

     The following table provides the notional and contractual amounts of the Company's off-balance sheet derivative transactions at December 31, 1996. The notional amounts used to express the extent of the Company's involvement in swap transactions represent a standard measurement of the volume of the Company's swap transactions. Notional amount is not a quantification of market risk or credit risk and is not recorded on the balance sheet. Notional amounts represent those amounts used to calculate contractual cash flows to be exchanged and are not paid or received. The timing and the amount of cash flows relating to

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE L -- FINANCIAL INSTRUMENTS (CONTINUED) swaption and other interest rate option contracts are determined by each of the respective contractual agreements.

     It is management's belief that any failure of a counterparty to perform under the agreement with respect to these off-balance sheet transactions would have an immaterial effect on the results of operations, financial condition and liquidity.

     The following table presents the Company's notional amounts of its interest rate swap agreements, swaptions and interest rate floors by maturity at December 31, 1996.

                                                           REMAINING LIFE
                                --------------------------------------------------------------------
                                                            AFTER FIVE       TOTAL          TOTAL
             TYPE               ONE YEAR                      YEARS           1996           1995
------------------------------  --------                    ----------     ----------     ----------
                                               TWO TO
                                             FIVE YEARS
                                             ----------
Interest Rate:
Swaps.........................  $161,707     $  840,673     $  346,854     $1,349,234     $  974,568
Swaptions(1)..................                  100,000                       100,000        565,670
Floors........................    33,369        133,681        733,384        900,434        412,626
                                --------     ----------     ----------     ----------     ----------
Total.........................  $195,076     $1,074,354     $1,080,238     $2,349,668     $1,952,864

---------------
(1) Swaptions obligate the Company to convert certain fixed note obligations to floating rate obligations if the option purchaser chooses to exercise. These amounts do not represent credit exposure.

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

          Investments: It was not practicable to estimate the fair value of most of the Company's investments in the common and preferred stocks of other companies because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs. The carrying amount of these investments at December 31, 1996 represents the original cost or original cost plus the Company's share of earnings of the investment, which management believes is not impaired. For investments held by the Company that had a quoted market price at December 31, 1996, the Company used such quoted market price in estimating the fair value of such investments.

          Debt financing: The carrying value of the Company's commercial paper and term debt maturing within one year approximates its fair value. The fair value of the Company's long-term debt is estimated using discounted cash flow analyses, based on the Company's spread to U.S. Treasury bonds for similar debt at year-end.

          Off-balance-sheet instruments: Fair values for the Company's off-balance-sheet instruments are based on pricing models or formulas using current assumptions (swaps, swaptions and interest rate floors) and the amount of the guarantee which would not be covered by the fair value of the underlying collateral (loan guarantees and asset value guarantees).

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE L -- FINANCIAL INSTRUMENTS (CONTINUED)
     The carrying amounts and fair values of the Company's financial instruments at December 31, 1996 and 1995 are as follows:

                                                       1996                                    1995
                                       -------------------------------------   -------------------------------------
                                           CARRYING                                CARRYING
                                           AMOUNT OF         FAIR VALUE OF         AMOUNT OF         FAIR VALUE OF
                                       ASSET (LIABILITY)   ASSET (LIABILITY)   ASSET (LIABILITY)   ASSET (LIABILITY)
                                       -----------------   -----------------   -----------------   -----------------
Cash and cash equivalents............     $    36,558         $    36,558         $    87,097         $    87,097
Notes receivable.....................         429,146             418,520             423,799             408,648
Investments..........................          18,099              18,099              17,311              18,301
Debt financing.......................      (8,798,388)         (8,951,593)         (7,804,210)         (8,034,202)
Off-balance-sheet financial
  instruments:
     Swaps...........................                              (6,386)                                 10,426
     Swaptions.......................          (1,821)             (1,821)             (2,981)             (2,981)
     Interest rate floors............          (4,487)             (4,487)             (2,662)             (2,662)
     Acquired financing options......                                                                       1,574

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              COL. A                   COL. B                 COL. C                COL. D         COL. E
----------------------------------  ------------   ----------------------------   -----------   -------------
                                                                  ADDITIONS
                                                                  CHARGED TO
                                     BALANCE AT    CHARGED TO        OTHER
                                    BEGINNING OF   COSTS AND      ACCOUNTS--      DEDUCTIONS--   BALANCE AT
           DESCRIPTION                 PERIOD       EXPENSES       DESCRIBE       DESCRIBE(1)   END OF PERIOD
----------------------------------  ------------   ----------   ---------------   -----------   -------------
                                                             (DOLLARS IN THOUSANDS)
Reserve for overhaul:
Year ended December 31, 1996......    $ 83,857      $ 85,083        $   783         $67,231       $ 102,492
Year ended December 31, 1995......    $ 71,554      $ 71,113        $ 4,191(2)      $63,001       $  83,857
Year ended December 31, 1994......    $ 44,843      $ 57,619        $ 1,802(2)      $32,710       $  71,554

---------------

(1) Reimbursements to lessees for overhauls performed and amounts transferred to buyers for aircraft sold.

(2) Payments received from lessees in lieu of compliance with return conditions.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 1997

                                          INTERNATIONAL LEASE FINANCE
                                          CORPORATION

                                          By       /s/ LESLIE L. GONDA
                                            ------------------------------------
                                                      Leslie L. Gonda
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

               SIGNATURE                                TITLE                       DATE
----------------------------------------    ------------------------------    ----------------

          /s/ LESLIE L. GONDA               Director                           March 14, 1997
----------------------------------------
            Leslie L. Gonda

        /s/ STEVEN F. UDVAR-HAZY            Chief Executive Officer and        March 14, 1997
----------------------------------------      Director
          Steven F. Udvar-Hazy

           /s/ LOUIS L. GONDA               Director                           March 14, 1997
----------------------------------------
             Louis L. Gonda

                                            Director
----------------------------------------
            M. R. Greenberg

         /s/ EDWARD E. MATTHEWS             Director                           March 14, 1997
----------------------------------------
           Edward E. Matthews

                                            Director
----------------------------------------
         Petros K. Sabatacakis

                                            Director
----------------------------------------
            Howard I. Smith

            /s/ ALAN H. LUND                Chief Financial Officer and        March 14, 1997
----------------------------------------      Chief Accounting Officer
              Alan H. Lund

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

     Since the Registrant is an indirect wholly owned subsidiary of AIG, no annual report to security holders for the year ended December 31, 1996 or proxy statement, form of proxy or other proxy soliciting materials have been sent to securities holders since January 1, 1990.