Form 10-K/A
period 1996-12-31
INTERNATIONAL LEASE FINANCE CORP
filed 1997-03-18
CIK 714311

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A
                                 ANNUAL REPORT
                            ------------------------

(MARK ONE)
      [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

      [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM

                         _____________ TO _____________

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

================================================================================

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


     (a)(1) and (2): Financial Statements and Financial Schedule: The response to this portion of Item 14 is submitted as a separate section of this report beginning on page 15.

     (a)(3) and (c): Exhibits: The response to this portion of Item 14 is submitted as a separate section on this report beginning on page 13.

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
  3.7      Certificate of Determination of Preferences of Series H Market Auction Preferred
           Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).
  3.8      By-Laws of the Company, including amendment thereto dated August 31, 1990 (filed as an exhibit to Registration Statement No. 33-37600 and incorporated herein by reference).
  4.1      Indenture dated as of November 1, 1991, between the Company and First Trust
           National Association (successor to Continental Bank, National Association), as
           Trustee (filed as an exhibit to Registration Statement No. 33-43698 and incorporated herein by reference).
  4.2      The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
 10.1      Purchase Agreement No. 1916, dated as of June 24, 1996, between the Company and
           The Boeing Company, including Letter Agreements relating thereto (filed as an exhibit to Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference).
 10.2      Revolving Credit Agreement, dated as of January 17, 1997, among the Company,
           Union Bank of Switzerland, New York Branch, and the other banks listed therein providing up to $1,250,000,000 (five year facility) (filed as an exhibit to
           Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).
 10.3      Revolving Credit Agreement, dated as of January 17, 1997, among the Company,
           Union Bank of Switzerland, New York Branch, and the other banks listed therein providing up to $1,250,000,000 (364 day facility) (filed as an exhibit to
           Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).
  12.      Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
           (filed as an exhibit to Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).
  23.      Consent of Ernst & Young LLP.
  27.      Financial Data Schedule (filed as an exhibit to Form 10-K for the year ended
           December 31, 1996 and incorporated herein by reference).

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

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE E -- DEBT FINANCING AND CAPITAL LEASE OBLIGATIONS (CONTINUED)
  Term Notes:

     The Company has issued the following Notes which provide for a single principal payment at maturity and cannot be redeemed prior to maturity:

                                                           INITIAL
                                                             TERM          1996           1995
                                                          ----------    ----------     ----------
5 3/4% Notes due January 15, 1996.....................       3 years    $              $  150,000
6 5/8% Notes due June 1, 1996.........................       4 years                      100,000
4 3/4% Notes due July 15, 1996........................       3 years                      100,000
7.90% Notes due October 1, 1996.......................       5 years                      100,000
6 3/8% Notes due November 1, 1996.....................       4 years                      150,000
4 3/4% Notes due January 15, 1997.....................       3 years       100,000        100,000
5 7/8% Notes due February 1, 1997.....................       4 years       100,000        100,000
5 1/2% Notes due April 1, 1997........................       4 years       100,000        100,000
6 1/2% Notes due July 15, 1997........................       5 years       150,000        150,000
6 3/4% Notes due August 1, 1997.......................       3 years       100,000        100,000
Floating Rate Notes due October 15, 1997..............   4 1/2 years       100,000        100,000
8 1/8% Notes due January 15, 1998.....................       3 years       150,000        150,000
5 5/8% Notes due March 1, 1998........................       4 years       100,000        100,000
5 3/4% Notes due March 15, 1998.......................       5 years       100,000        100,000
7% Notes due June 1, 1998.............................       4 years       100,000        100,000
6 1/4% Notes due June 15, 1998........................       3 years       100,000        100,000
Floating Rate Notes due June 19, 1998 (swapped to
  6.50%)..............................................       2 years       100,000
5 3/4% Notes due July 1, 1998.........................       5 years       100,000        100,000
8.35% Notes due October 1, 1998.......................       7 years       100,000        100,000
Floating Rate Notes due November 2, 1998 (swapped to
  6.0725%)............................................       2 years       100,000
5 3/4% Notes due January 15, 1999.....................       5 years       150,000        150,000
5 1/2% Notes due January 15, 1999.....................       3 years       150,000
7 1/2% Notes due March 1, 1999........................       4 years       100,000        100,000
6 5/8% Notes due April 1, 1999 (swapped to a floating
  rate(1))............................................       5 years       100,000        100,000
Floating Rate Notes due June 2, 1999 (swapped to
  6.64%)..............................................       4 years       100,000        100,000
Floating Rate Notes due July 15, 1999 (swapped to
  6.235%).............................................       4 years       100,000        100,000
6 1/2% Notes due August 15, 1999......................       7 years       100,000        100,000
6 1/8% Notes due November 1, 1999.....................       4 years       100,000        100,000
5 3/4% Notes due December 15, 1999....................       4 years       150,000        150,000
8 1/4% Notes due January 15, 2000.....................       5 years       100,000        100,000
6.20% Notes due May 1, 2000...........................       7 years       100,000        100,000
7% Notes due May 15, 2000.............................       5 years       100,000        100,000
6 5/8% Notes due August 15, 2000......................       4 years       100,000
6 1/4% Notes due October 15, 2000.....................       5 years       100,000        100,000
8 7/8% Notes due April 15, 2001.......................      10 years       150,000        150,000
6 1/2% Notes due October 15, 2001.....................       5 years       100,000
8 3/8% Notes due December 15, 2004....................      10 years       100,000        100,000
                                                                        ----------     ----------
                                                                        $3,500,000     $3,550,000
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

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE L -- FINANCIAL INSTRUMENTS (CONTINUED)
     The carrying amounts and fair values of the Company's financial instruments at December 31, 1996 and 1995 are as follows:


                                                       1996                                    1995
                                       -------------------------------------   -------------------------------------
                                           CARRYING                                CARRYING
                                           AMOUNT OF         FAIR VALUE OF         AMOUNT OF         FAIR VALUE OF
                                       ASSET (LIABILITY)   ASSET (LIABILITY)   ASSET (LIABILITY)   ASSET (LIABILITY)
                                       -----------------   -----------------   -----------------   -----------------
Cash and cash equivalents............     $    36,558         $    36,558         $    87,097         $    87,097
Notes receivable.....................         429,146             418,520             423,799             408,648
Investments..........................          18,099              18,099              17,311              18,301
Debt financing.......................      (8,798,388)         (8,951,593)         (7,804,210)         (8,034,202)
Off-balance-sheet financial
  instruments:
     Swaps...........................          (7,422)             (6,386)             (2,377)             10,426
     Swaptions.......................          (3,371)             (1,821)             (2,981)             (2,981)
     Interest rate floors............          (4,487)             (4,487)             (2,662)             (2,662)
     Acquired financing options......                                                                       1,574

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              COL. A                   COL. B                 COL. C                COL. D         COL. E
----------------------------------  ------------   ----------------------------   -----------   -------------
                                                                  ADDITIONS
                                                                  CHARGED TO
                                     BALANCE AT    CHARGED TO        OTHER
                                    BEGINNING OF   COSTS AND      ACCOUNTS--      DEDUCTIONS--   BALANCE AT
           DESCRIPTION                 PERIOD       EXPENSES       DESCRIBE       DESCRIBE(1)   END OF PERIOD
----------------------------------  ------------   ----------   ---------------   -----------   -------------
                                                             (DOLLARS IN THOUSANDS)
Reserve for overhaul:
Year ended December 31, 1996......    $ 83,857      $ 85,083        $   783         $67,231       $ 102,492
Year ended December 31, 1995......    $ 71,554      $ 71,113        $ 4,191(2)      $63,001       $  83,857
Year ended December 31, 1994......    $ 44,843      $ 57,619        $ 1,802(2)      $32,710       $  71,554

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


Dated: March 18, 1997


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


               SIGNATURE                                TITLE                       DATE
----------------------------------------    ------------------------------    ----------------

          /s/ LESLIE L. GONDA               Director                           March 18, 1997
----------------------------------------
            Leslie L. Gonda

        /s/ STEVEN F. UDVAR-HAZY            Chief Executive Officer and        March 18, 1997
----------------------------------------      Director
          Steven F. Udvar-Hazy

           /s/ LOUIS L. GONDA               Director                           March 18, 1997
----------------------------------------
             Louis L. Gonda

                                            Director
----------------------------------------
            M. R. Greenberg

         /s/ EDWARD E. MATTHEWS             Director                           March 18, 1997
----------------------------------------
           Edward E. Matthews

                                            Director
----------------------------------------
         Petros K. Sabatacakis

                                            Director
----------------------------------------
            Howard I. Smith

            /s/ ALAN H. LUND                Chief Financial Officer and        March 18, 1997
----------------------------------------      Chief Accounting Officer
              Alan H. Lund