Form 10-Q
period 1997-03-31
INTERNATIONAL LEASE FINANCE CORP
filed 1997-05-02
CIK 714311

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                         FORM 10 - Q
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended............March 31, 1997.....

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

          Yes  __X__                No____________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class               Outstanding at April 30, 1997
          -----               -----------------------------
COMMON STOCK, NO PAR VALUE              35,818,122

   INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                           INDEX


Part I.   Financial Information:                       Page No.

   Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets
          March 31, 1997 and December 31, 1996              3

     Condensed Consolidated Statements of Income
          Three Months Ended March 31, 1997 and 1996        4

     Condensed Consolidated Statements of Cash Flows
          Three Months Ended March 31, 1997 and 1996        5

     Note to Condensed Consolidated Financial Statements    7

   Item 2.  Management's Discussion and Analysis of the
            Financial Condition and Results of Operations   8

Part II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K               10

     Signatures                                            11

     Index to Exhibits                                     12


  INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                              March 31,       December 31,
                                                   1997               1996
                                              -----------     ------------
                                              (Unaudited)
ASSETS
Cash, including interest bearing accounts
  of $23,304 (1997) and $31,704 (1996)        $    33,126     $    36,558
Current income taxes receivable                    52,697          16,420
Notes receivable                                  409,123         429,146
Net investment in finance and sales-
  type leases                                     101,812         103,629

Flight equipment under operating leases        14,950,900      13,674,996
  Less accumulated depreciation                 1,608,735       1,492,222
                                               ----------      ----------
                                               13,342,165      12,182,774
                                               ----------      ----------

Deposits on flight equipment purchases            769,152         861,355
Accrued interest, other receivables
  and other assets                                 63,685          50,895
Investments                                        18,418          18,099
Deferred debt issue costs-less
  accumulated amortization of $42,017
  (1997) and $43,537 (1996)                        26,658          26,720
                                              -----------     -----------
                                              $14,816,836     $13,725,596
                                              ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued interest and other payables           $   249,719     $   219,111
Debt financing, net of deferred debt
  discount of $22,915 (1997) and $22,749
  (1996)                                        9,666,151       8,798,388
Capital lease obligations                         979,596         995,872
Security & other deposits on flight
  equipment                                       699,252         611,272
Rentals received in advance                        87,029          77,107
Deferred income taxes                             873,195         809,294

SHAREHOLDERS' EQUITY
Preferred stock--no par value; 20,000,000
  authorized shares
Market Auction Preferred Stock, $100,000 per
  share liquidation value; Series A,B,C,D,E
  F,G and H (1997 and 1996) each having 500
  shares issued and outstanding                   400,000         400,000
Common stock--no par value; 100,000,000
  authorized shares, 35,818,122 (1997
  and 1996) issued and outstanding                  3,582           3,582
Additional paid-in capital                        579,955         579,955
Retained earnings                               1,278,357       1,231,015
                                              -----------      ----------
                                                2,261,894       2,214,552
                                              -----------     -----------
                                              $14,816,836     $13,725,596
                                              ===========     ===========

    SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

        INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                      (DOLLARS IN THOUSANDS)


                                                1997            1996
                                              ------          ------
                                                   (Unaudited)

REVENUES:
     Rentals of flight equipment            $398,458        $337,174
     Flight equipment marketing                5,756          23,164
     Interest and other                       11,610          10,873
                                            --------        --------
                                             415,824         371,211
                                            --------        --------

EXPENSES:
     Interest                                147,437         135,090
     Depreciation                            128,036         112,903
     Rent expense                             21,971          10,514
     Provision for overhaul                   21,856          19,276
     Selling, general & administrative        10,553           9,978
                                            --------        --------
                                             329,853         287,761
                                            --------        --------

INCOME BEFORE INCOME TAXES                    85,971          83,450
     Provision for income taxes               30,543          30,546
                                            --------        --------
NET INCOME                                  $ 55,428        $ 52,904
                                            ========        ========


    SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

  INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                    (DOLLARS IN THOUSANDS)



                                                           1997             1996
                                                         ------           ------
                                                             (Unaudited)

OPERATING ACTIVITIES:
Net Income                                            $  55,428          $ 52,904
Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation of flight equipment                   128,036           112,903
     Deferred income taxes                               63,901            50,460
     Amortization of deferred debt
        issue costs                                       2,066             2,259
     Gain on sale of flight equipment
        included in amount financed                                          (310)
     Increase in notes receivable                                         (13,529)
     Equity in net income of affiliates                    (319)             (238)
Changes in operating assets and liabilities:
     Increase in accrued interest,
        other receivables and other assets              (12,791)             (605)
     Increase in current income taxes receivable        (36,277)          (22,078)
     Increase in accrued interest and
        other payables                                   30,608            21,887
     Increase in rentals received in advance              9,922               190
                                                      ----------         ---------
Net cash provided by operating activities               240,574           203,843
                                                      ----------         ---------

INVESTING ACTIVITIES:
Acquisition of flight equipment
   for operating leases                              (1,324,069)         (813,544)
(Increase) decrease in deposits and
   progress payments                                     92,203           (64,503)
Proceeds from disposal of flight
   equipment-net of gain                                 36,642           131,162
Collections on notes receivable                          20,023            15,977
Collections on finance and sales-type leases              1,817             1,250
                                                     -----------        ----------
Net cash used in investing activities                (1,173,384)         (729,658)
                                                     -----------        ----------

FINANCING ACTIVITIES:
Proceeds from debt financing                          2,028,466         1,282,752
Payments in reduction of debt financing              (1,176,813)         (856,505)
Debt issue costs                                         (2,004)           (2,204)
Change in unamortized debt discount                        (166)               48
Increase in customer deposits                            87,980            76,603
Payment of common and preferred dividends                (8,085)          (14,833)
                                                     -----------        ----------
Net cash provided by financing activities               929,378           485,861
                                                     -----------        ----------
   Decrease in cash                                      (3,432)          (39,954)
Cash at beginning of period                              36,558            87,097
                                                     -----------        ----------
Cash at end of period                                 $  33,126         $  47,143
                                                     ===========        ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:



                                                          1997           1996
                                                         ------         ------
                                                      (Dollars in thousands)
                                                           (Unaudited)

Cash paid during the period for:
   Interest (net of amount capitalized
      $11,953 (1997)and $11,982 (1996))               $ 100,974        $84,494
   Income taxes                                           2,920          2,164


1996:
   Notes in the amount of $1,552 were received as payment in exchange for flight equipment sold with a book value of $1,242.



    SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

    INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
       NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1997
                         (UNAUDITED)


A. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair
   presentation have been included.   Certain reclassifications
   have been made to the 1996 condensed consolidated financial statements to conform to the 1997 presentation. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the year ended December 31, 1996.

            INTERNATIONAL LEASE FINANCE CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

   The Company borrows funds for the purchase of flight equipment, including the making of progress payments during the construction phase, principally on an unsecured basis from various sources. The Company's debt financing was comprised of the following at the following dates:



                                             March 31,    December 31,
                                                  1997            1996
                                             ---------    ------------
                                               (Dollars in thousands)
  Public term debt with single
     maturities                            $ 3,800,000     $ 3,500,000
   Public medium-term notes with
     varying maturities                      2,522,300       2,563,720
   Capital lease obligations                   979,596         995,872
                                           -----------     -----------
   Total term debt                           7,301,896       7,059,592

   Commercial paper                          3,366,766       2,757,417
   Less: Deferred debt discount                (22,915)        (22,749)
                                          -------------    ------------
     Total Debt Financing                 $ 10,645,747     $ 9,794,260
                                          ============     ===========

   Composite interest rate                       6.20%           6.23%
   Percentage of total debt at fixed rates      65.74%          68.95%
   Composite interest rate on fixed rate
     debt                                        6.60%           6.58%
   Bank prime rate                               8.50%           8.25%


   The interest on substantially all of the public debt (exclusive of the commercial paper) is fixed for the term of the note. The Company has committed revolving loans and lines of credit with 44 banks aggregating $2.65 billion and uncommitted lines of credit with three banks for varying amounts mutually agreed to by the Company and the banks. Bank debt principally provides for interest rates that vary according to the pricing option then in effect and range from prime, .145% to .28% over LIBOR or .395% over CD rates, at the Company's option. Bank financings are subject to facility fees of up to .07% of amounts available.
   The Company has an effective shelf registration with respect to $2.09 billion of debt securities, under which $100 million of notes were sold through March 31, 1997. Additionally, a $500 million Medium-Term Note Program has been implemented under the shelf registration, under which $20 million has been sold through March 31, 1997.
   The Company believes that the combination of internally generated funds and debt financing currently available to the Company will allow the
Company to meet its capital requirements for at least the next 12 months.

             INTERNATIONAL LEASE FINANCE CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS-Three months ended March 31, 1997 versus
1996.

   The increase in revenues from the rentals of flight equipment from $337.2 million in 1996 to $398.5 million in 1997, an 18% increase, is attributable, in part, to the increase in the size of the fleet of leased flight equipment subject to operating leases from 298 at March 31, 1996 to 342 at March 31, 1997, a 15% increase. The increase is also attributable to the increase in the relative cost of the fleet from $12.7 billion in 1996 to $15.0 billion in 1997, an 18% increase.
   In addition to its leasing operations, the Company actively engages in the marketing of flight equipment from its own portfolio as well as on a principal and commission basis. Revenue from such flight equipment marketing decreased from $23.2 million in 1996 to $5.8 million in 1997 as a result of the nature of the related flight equipment marketed. Flight equipment marketing revenue consisted of the following number of transactions in each period:

                                              1997       1996
                                              ----       ----
       Sales of flight equipment                 -          -
       Commissions                               6          6
       Disposition of leased flight equipment    3          6

   Expenses as a percentage of total revenues increased to 79.3% in the first quarter of 1997 compared to 77.5% in the first quarter of 1996. Interest expense increased from $135.1 million in 1996 to $147.4 million in 1997 primarily as a result of an increase in gross debt outstanding at quarter end from $9.3 billion in 1996 to $10.7 billion at 1997 to finance aircraft acquisitions. In addition, the Company's composite borrowing rate fluctuated as follows:

                           1997       1996     Decrease
                           ----       ----     --------
Beginning of Quarter      6.23%      6.47%       (.24%)
End of Quarter            6.20%      6.31%       (.11%)
                          -----      ------      ------
Average                   6.22%      6.39%       (.17%)


   Depreciation of flight equipment increased from $112.9 million in 1996 to $128.0 million in 1997 due to the addition of aircraft.
   Rent expense increased from $10.5 million in 1996 to $22.0 million in 1997 as a result of a sale-leaseback transaction for seven aircraft completed in September 1996. Currently, fourteen aircraft are subject to sale-lease back transactions.
   Provision for overhauls increased from $19.3 million in 1996 to $21.9 million in 1997 due to an increase in the number of aircraft from which the Company collects overhaul reserves and, therefore, an increase in the total number of hours flown for which an overhaul reserve is provided.

PART II. OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K

        a)   Exhibits:

             12   Computation of Ratios of Earnings

             27   Financial Data Schedule

        b)   Reports on Form 8-K:

             1.   Form 8-K, event date January 13, 1997 (Item 7)
             2.   Form 8-K, event date January 31, 1997 (Item 7)
             3.   Form 8-K, event date February 11, 1997 (Item 7)
             4.   Form 8-K, event date February 14, 1997 (Item 7)
             5.   Form 8-K, event date February 24, 1997 (Item 7)
             6.   Form 8-K, event date March 24, 1997 (Item 7)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

             INTERNATIONAL LEASE FINANCE CORPORATION


   May 2, 1997                   __/S/ Leslie L. Gonda__
                                       LESLIE L. GONDA
                                       Chairman of the Board



   May 2, 1997                   __/S/ Alan H. Lund____
                                       ALAN H. LUND
                                       Executive Vice President
                                       Co-Chief Operating Officer
                                       and Chief Financial Officer

   INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                        INDEX TO EXHIBITS

Exhibit No.

12           Computation of Ratios of Earnings

27           Financial Data Schedule