Form 10-Q
period 1997-06-30
INTERNATIONAL LEASE FINANCE CORP
filed 1997-08-12
CIK 714311

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                         FORM 10 - Q
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended............June 30, 1997......

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

          Yes ____X____                No__________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class               Outstanding at July 30, 1997
          -----               ----------------------------
COMMON STOCK, NO PAR VALUE              35,818,122

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                         INDEX


Part I.   Financial Information:                         Page No.

   Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets
          June 30, 1997 and December 31, 1996. . . . . . . . . .3

     Condensed Consolidated Statements of Income
          Three Months Ended June 30, 1997 and 1996. . . . . . .4

     Condensed Consolidated Statements of Income
          Six Months Ended June 30, 1997 and 1996. . . . . . . .5

     Condensed Consolidated Statements of Cash Flows
          Six Months Ended June 30, 1997 and 1996. . . . . . . .6

     Note to Condensed Consolidated Financial Statements . . . .8

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

   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . 12

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . 13

     Index to Exhibits . . . . . . . . . . . . . . . . . . . . 14

     INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
     (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                              June 30,     December 31,
                                                  1997             1996
                                            ----------     ------------
                                            (Unaudited)

ASSETS
Cash, including interest bearing accounts
  of $34,312 (1997) and $31,704 (1996)      $    46,931    $     36,558
Current income taxes receivable                  38,378          16,420
Notes receivable                                419,447         429,146
Net investment in finance and sales-
  type leases                                   100,562         103,629

Flight equipment under operating leases      15,880,065      13,674,996
  Less accumulated depreciation               1,694,281       1,492,222
                                             ----------      ----------
                                             14,185,784      12,182,774
                                             ----------      ----------

Deposits on flight equipment purchases          720,994         861,355
Accrued interest, other receivables
  and other assets                               60,363          50,895
Investments                                      18,716          18,099
Deferred debt issue costs-less
  accumulated amortization of $46,922
  (1997) and $43,537 (1996)                      27,154          26,720
                                             ----------      ----------
                                            $15,618,329     $13,725,596
                                             ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued interest and other payables         $   219,186     $   219,111
Debt financing, net of deferred debt
  discount of $24,280 (1997) and $22,749
  (1996)                                     10,411,915       8,798,388
Capital lease obligations                       949,596         995,872
Security & other deposits on flight
  equipment                                     665,825         611,272
Rentals received in advance                     144,429          77,107
Deferred income taxes                           898,190         809,294

SHAREHOLDERS' EQUITY
Preferred stock--no par value; 20,000,000
  authorized shares
Market Auction Preferred Stock, $100,000 per
  share liquidation value; Series A,B,C,D,E
  F,G and H (1997 and 1996) each having 500
  shares issued and outstanding                 400,000         400,000
Common stock--no par value; 100,000,000
  authorized shares, 35,818,122 (1997
  and 1996) issued and outstanding                3,582           3,582
Additional paid-in capital                      579,955         579,955
Retained earnings                             1,345,651       1,231,015
                                             ----------      ----------
                                              2,329,188       2,214,552
                                             ----------      ----------
                                            $15,618,329     $13,725,596
                                             ==========      ==========


    SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

    INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                     (DOLLARS IN THOUSANDS)



                                              1997            1996
                                            ------          ------
                                                   (Unaudited)

REVENUES:
     Rentals of flight equipment            $436,342        $356,697
     Flight equipment marketing               32,414          46,455
     Interest and other                       11,074          12,465
                                             -------         -------
                                             479,830         415,617
                                             -------         -------

EXPENSES:
     Interest                                166,650         145,461
     Depreciation                            138,115         120,930
     Rent expense                             22,016          10,314
     Provision for overhaul                   25,177          20,047
     Selling, general & administrative         9,771           9,132
                                             -------         -------
                                             361,729         305,884
                                             -------         -------
INCOME BEFORE INCOME TAXES                   118,101         109,733
     Provision for income taxes               42,196          41,137
                                             -------         -------
NET INCOME                                  $ 75,905        $ 68,596
                                             =======         =======

    SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

     INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                     (DOLLARS IN THOUSANDS)


                                              1997            1996
                                            ------          ------
                                                   (Unaudited)
REVENUES:
     Rentals of flight equipment            $834,800        $693,870
     Flight equipment marketing               38,170          69,618
     Interest and other                       22,684          23,340
                                             -------         -------
                                             895,654         786,828
                                             -------         -------

EXPENSES:
     Interest                                314,086         280,551
     Depreciation                            266,151         233,834
     Rent expense                             43,386          20,828
     Provision for overhaul                   47,033          39,323
     Selling, general & administrative        20,926          19,110
                                             -------         -------
                                             691,582         593,646
                                             -------         -------
INCOME BEFORE INCOME TAXES                   204,072         193,182
     Provision for income taxes               72,739          71,683
                                             -------         -------
NET INCOME                                  $131,333        $121,499
                                             =======         =======


    SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

  INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                    (DOLLARS IN THOUSANDS)


                                                      1997            1996
                                                    ------          ------
                                                          (Unaudited)

OPERATING ACTIVITIES:
Net Income                                   $     131,333   $     121,499
Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation of flight equipment              266,151         233,834
     Deferred income taxes                          88,896          89,163
     Amortization of deferred debt
     issue costs                                     4,354           4,620
     Gain on sale of flight equipment
        included in amount financed                 (5,428)         (2,262)
     Increase in notes receivable                     (712)        (59,836)
     Equity in net (income) loss of affiliates        (617)           (485)
Changes in operating assets and liabilities:
     (Increase) decrease in accrued interest,
        other receivables and other assets          (9,468)          5,275
     Increase in current income taxes receivable   (21,958)        (20,936)
     Increase (decrease) in accrued interest and
        other payables                                  75         (23,451)
     Increase in rentals received in advance        67,322           4,743
                                              ------------    ------------
Net cash provided by operating activities          519,948         352,164
                                              ------------    ------------

INVESTING ACTIVITIES:
Acquisition of flight equipment
   for operating leases                         (2,534,866)     (1,941,942)
Decrease (increase) in deposits and
   progress payments                               140,361        (177,693)
Proceeds from disposal of flight
   equipment-net of gain                           242,637         335,646
Collections on notes receivable                     38,109          27,392
Collections on finance and sales-type leases         3,865           3,044
                                              ------------    ------------
Net cash used in investing activities           (2,109,894)     (1,753,553)
                                              ------------    ------------

FINANCING ACTIVITIES:
Proceeds from debt financing                     4,170,657       2,826,327
Payments in reduction of debt financing         (2,601,874)     (1,540,820)
Debt issue costs                                    (4,789)         (2,853)
Change in unamortized debt discount                 (1,531)         (6,207)
Increase in customer deposits                       54,553          93,038
Payment of common and preferred dividends          (16,697)        (21,680)
                                              ------------    ------------
Net cash provided by financing activities        1,600,319       1,347,805
                                              ------------    ------------
Increase (decrease) in cash                         10,373         (53,584)
Cash at beginning of period                         36,558          87,097
                                              ------------    ------------
Cash at end of period                        $      46,931   $      33,513
                                               ===========    ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


                                              1997            1996
                                            ------          ------
                                            (Dollars in thousands)
                                                 (Unaudited)

Cash paid during the period for:
   Interest (net of amount capitalized
      $23,455 (1997)and $24,643 (1996))     $ 296,868       $ 274,683
   Income taxes                                 5,801           3,456


1997:
   Notes and finance and sales-type leases in the amount of $28,495 were received as partial payment in exchange for flight equipment sold with a book value of $23,069.

1996:
   Notes in the amount of $80,390 were received as partial payment in exchange for flight equipment sold with a book value of $78,128.

    SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

     INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
        NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1997
                            (UNAUDITED)




A. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been
   included.   Certain reclassifications have been made to the
   1996 condensed consolidated financial statements to conform to the 1997 presentation. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 1996.

     INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

   The Company borrows funds for the purchase of flight equipment, including the making of progress payments during the construction phase, principally on an unsecured basis from various sources. The Company's debt financing was comprised of the following at the following dates:


                                            June 30,       December 31,
                                                1997              1996
                                          ----------     -------------
                                             (Dollars in thousands)

   Public term debt with single
     maturities                          $ 4,100,000     $ 3,500,000
   Public medium-term notes with
     varying maturities                    2,942,965       2,563,720
   Capital lease obligations                 949,596         995,872
                                           ---------       ---------
     Total term debt                       7,992,561       7,059,592

   Commercial paper                        3,393,230       2,757,417
   Less: Deferred debt discount              (24,280)        (22,749)
                                          ----------      ----------
     Total Debt Financing                $11,361,511     $ 9,794,260
                                          ==========      ==========

   Composite interest rate                      6.32%           6.23%
   Percentage of total debt at fixed rates     67.26%          68.95%
   Composite interest rate on fixed rate
     debt                                       6.63%           6.58%
   Bank prime rate                              8.50%           8.25%


   The interest on substantially all the public debt (exclusive of the commercial paper) is fixed for the term of the note. The Company has committed revolving loans and lines of credit with 46 banks aggregating $2.65 billion and uncommitted lines of credit with three banks for varying amounts mutually agreed to by the Company and the banks. Bank debt principally provides for interest rates that vary according to the pricing option then in effect and range from prime to .20% over LIBOR, at the Company's option. Bank financings are subject to facility fees of up to
 .08% of amounts available.
   The Company has an effective shelf registration with respect to $2.09 billion of debt securities, under which $500 million of notes were sold through June 30, 1997. Additionally, a $750 million Medium Term Note Program has been implemented under the shelf registration, under which $605 million has been sold through June 30, 1997. Subsequent to June 30, 1997, the Medium-Term Note Program was increased by $240 million to $990 million available, under which $750 million had been sold through July 31, 1997.
   The Company believes that the combination of internally generated funds and debt financing currently available to the Company will allow the Company to meet its capital requirements for at least the next 12 months.

    INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS-Three months ended June 30, 1997 versus
1996.

   The increase in revenues from the rentals of flight equipment from $356.7 million in 1996 to $436.3 million in 1997, a 22% increase, is attributable, in part, to the increase in the volume of flight equipment subject to operating leases from 302 at June 30, 1996, to 349 at June 30, 1997, a 16% increase. The increase is also attributable to the increase in the relative cost of the fleet from $13.4 billion in 1996 to $15.9 billion in 1997, a 19% increase.
   In addition to its leasing operations, the Company actively engages in the marketing of flight equipment from its own portfolio as well as on a principal and commission basis. Revenue from such flight equipment marketing decreased from $46.5 million in 1996 to $32.4 million in 1997 as a result of the nature of the related flight equipment marketed. Flight equipment marketing revenue consisted of the following number of transactions in each period:

                                                 1997       1996
                                                 ----       ----
      Sales of flight equipment                     -          1
      Commissions                                   2          2
      Disposition of leased flight equipment       11          15

   Expenses as a percentage of total revenues increased to 75.4% in the second quarter of 1997 compared to 73.6% in the second quarter of 1996. Interest expense increased from $145.5 million in 1996 to $166.7 million in 1997 primarily as a result of an increase in gross debt outstanding at quarter end from $10.2 billion at 1996 to $11.4 billion at 1997 to finance aircraft acquisitions. In addition, the Company's composite borrowing rate fluctuated as follows:

                                                        Increase/
                                     1997      1996     (Decrease)

    Beginning of Quarter             6.20%     6.31%       (.11%)
    End of Quarter                   6.32%     6.22%         .10%
                                     ----      ----        ------
    Average                          6.26%     6.27%       (.01%)

   Depreciation of flight equipment increased from $120.9 million in 1996 to $138.1 million in 1997 due to the addition of aircraft.
   Rent expense increased from $10.3 million in 1996 to $22.0 million in 1997 as a result of a sale-leaseback transaction for seven aircraft completed in September 1996. Currently, fourteen aircraft are subject to sale-leaseback transactions.
   Provision for overhauls increased from $20.0 million in 1996 to $25.2 million in 1997 due to an increase in the number of aircraft from which the Company collects overhaul reserves and, therefore, an increase in the total number of hours flown for which an overhaul reserve is provided.

    INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS-Six months ended June 30, 1997 versus 1996.

   The increase in revenues from the rentals of flight equipment from $693.9 million in 1996 to $834.8 million in 1997, a 20% increase, is attributable, in part, to the increase in the volume of flight equipment subject to operating leases from 302 at June 30, 1996, to 349 at June 30, 1997, a 16% increase. The increase is also attributable to the increase in the relative cost of the fleet from $13.4 billion in 1996 to $15.9 billion in 1997, a 19% increase.
   In addition to its leasing operations, the Company actively engages in the marketing of flight equipment from its own portfolio as well as on a principal and commission basis. Revenue from such flight equipment marketing decreased from $69.6 million in 1996 to $38.2 million in 1997, as a result of the nature of the related flight equipment marketed. Flight equipment marketing revenue consisted of the following number of transactions in each period:

                                              1997       1996
                                              ----       ----
       Sales of flight equipment                -          1
       Commissions                              6          8
       Disposition of leased flight equipment  14         21


   Expenses as a percentage of total revenues increased to 77.2% in the first six months of 1997 compared to 75.4% in the first six months of 1996. Interest expense increased from $280.6 million in 1996, to $314.1 million in 1997 primarily as a result of an increase in gross debt outstanding at the six months ended from $10.2 billion at 1996 to $11.4 billion in 1997 to finance aircraft acquisitions. In addition, the Company's composite borrowing rate fluctuated as follows:

                                                       Increase/
                                       1997     1996  (Decrease)
                                       ----     ----   --------

        Beginning of six months        6.23%    6.47%    (.24%)
        End of six months              6.32%    6.22%     .10%
                                       -----    -----   -------
        Average                        6.28%    6.35%    (.07%)

   Depreciation of flight equipment increased from $233.8 million in 1996 to $266.2 million in 1997 due to the addition of aircraft.
   Rent expense increased from $20.8 million in 1996 to $43.4 million in 1997 as a result of a sale-leaseback transaction for seven aircraft completed in September 1996. Currently, fourteen aircraft are subject to sale-leaseback transactions.
   Provision for overhauls increased from $39.3 million in 1996 to $47.0 million in 1997 due to an increase in the number of aircraft on which the Company collects overhaul reserves and therefore an increase in the number of hours flown for which an overhaul reserve is provided.

                     PART II. OTHER INFORMATION


   Item 6.   Exhibits and Reports on Form 8-K

        a)   Exhibits:

             12.   Computation of Ratios of Earnings to Fixed
                   Charges and Preferred Stock Dividends

             27.   Financial Data Schedule

        b)   Reports on Form 8-K:

             1.     Form 8-K, event date April 15, 1997 (Item 7)
             2.     Form 8-K, event date April 17, 1997 (Item 4)
             3.     Form 8-K, event date April 29, 1997 (Item 7)
             4.     Form 8-K, event date May 14, 1997 (Item 7)
             5.     Form 8-K, event date May 21, 1997 (Item 7)
             6.     Form 8-K, event date June 17, 1997 (Item 7)

                            SIGNATURES

        Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              INTERNATIONAL LEASE FINANCE CORPORATION




   August 12, 1997                /S/ Leslie L. Gonda
                                        LESLIE L. GONDA
                                        Chairman of the Board




   August 12, 1997                /S/ Pamela S. Hendry
                                        PAMELA S. HENDRY
                                        Vice President
                                        and Treasurer

    INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                        INDEX TO EXHIBITS

Exhibit No.

12 Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends

27           Financial Data Schedule