Form 10-Q
period 1997-09-30
INTERNATIONAL LEASE FINANCE CORP
filed 1997-11-12
CIK 714311

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                         FORM 10 - Q
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended............September 30, 1997......

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

          Yes ___X___                No_______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class               Outstanding at October 30, 1997
          -----               -------------------------------
COMMON STOCK, NO PAR VALUE              35,818,122

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                          INDEX


Part I.   Financial Information:                         Page No.

   Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets
          September 30, 1997 and December 31, 1996 . . . . . . .3

     Condensed Consolidated Statements of Income
          Three Months Ended September 30, 1997 and 1996 . . . .4

     Condensed Consolidated Statements of Income
          Nine Months Ended September 30, 1997 and 1996. . . . .5

     Condensed Consolidated Statements of Cash Flows
          Nine Months Ended September 30, 1997 and 1996. . . . .6

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

Part II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . 12

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . 13

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                             September 30,   December 31,
                                                      1997           1996
                                                ----------   ------------
                                             (Unaudited)

ASSETS
Cash, including interest bearing accounts
  of $61,844(1997) and $31,704 (1996)        $    74,708     $    36,558
Current income taxes receivable                   36,668          16,420
Notes receivable                                 447,131         429,146
Net investment in finance and sales-
  type leases                                     98,490         103,629

Flight equipment under operating leases       15,414,306      13,674,996
  Less accumulated depreciation                1,770,995       1,492,222
                                              ----------      ----------
                                              13,643,311      12,182,774
                                              ----------      ----------

Deposits on flight equipment purchases           856,157         861,355
Accrued interest, other receivables
  and other assets                                68,064          50,895
Investments                                       18,865          18,099
Deferred debt issue costs-less
  accumulated amortization of $49,885
  (1997) and $43,537 (1996)                       25,819          26,720
                                              ----------      ----------
                                             $15,269,213     $13,725,596
                                              ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued interest and other payables          $   269,891     $   219,111
Debt financing, net of deferred debt
  discount of $30,305 (1997) and $22,749
  (1996)                                       9,850,543       8,798,388
Capital lease obligations                        933,320         995,872
Security & other deposits on flight
  equipment                                      722,076         611,272
Rentals received in advance                      138,677          77,107
Deferred income taxes                            945,906         809,294

SHAREHOLDERS' EQUITY
Preferred stock--no par value; 20,000,000
  authorized shares
Market Auction Preferred Stock, $100,000 per
  share liquidation value; Series A,B,C,D,E
  F,G and H (1997 and 1996) each having 500
  shares issued and outstanding                  400,000         400,000
Common stock--no par value; 100,000,000
  authorized shares, 35,818,122 (1997
  and 1996) issued and outstanding                 3,582           3,582
Additional paid-in capital                       579,955         579,955
Retained earnings                              1,425,263       1,231,015
                                              ----------      ----------
                                               2,408,800       2,214,552
                                              ----------      ----------
                                             $15,269,213     $13,725,596
                                              ==========      ==========


    SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                 (DOLLARS IN THOUSANDS)



                                              1997            1996
                                            ------          ------
                                                   (Unaudited)

REVENUES:
     Rentals of flight equipment            $452,756        $375,474
     Flight equipment marketing               41,187          33,003
     Interest and other                       12,021          14,817
                                             -------         -------
                                             505,964         423,294
                                             -------         -------

EXPENSES:
     Interest                                163,123         146,731
     Depreciation                            141,441         127,812
     Rent expense                             24,166          10,606
     Provision for overhaul                   27,569          23,808
     Selling, general & administrative         9,936           9,482
                                             -------         -------
                                             366,235         318,439
                                             -------         -------

INCOME BEFORE INCOME TAXES                   139,729         104,855
     Provision for income taxes               50,647          39,080
                                             -------         -------

NET INCOME                                  $ 89,082        $ 65,775
                                             =======         =======

    SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

     INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                     (DOLLARS IN THOUSANDS)


                                              1997            1996
                                           -------        --------
                                                   (Unaudited)
REVENUES:
     Rentals of flight equipment          $1,287,557      $1,069,345
     Flight equipment marketing               79,357         102,621
     Interest and other                       34,704          38,157
                                           ---------       ---------
                                           1,401,618       1,210,123
                                           ---------       ---------
EXPENSES:
     Interest                                477,209         427,282
     Depreciation                            407,592         361,646
     Rent expense                             67,552          31,434
     Provision for overhaul                   74,602          63,131
     Selling, general & administrative        30,862          28,592
                                           ---------       ---------
                                           1,057,817         912,085
                                           ---------       ---------

INCOME BEFORE INCOME TAXES                   343,801         298,038
     Provision for income taxes              123,386         110,764
                                           ---------       ---------

NET INCOME                                $  220,415      $  187,274
                                           =========       =========

     SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                   (DOLLARS IN THOUSANDS)


                                                      1997            1996
                                                    ------          ------
                                                          (Unaudited)

OPERATING ACTIVITIES:
Net Income                                   $     220,415   $     187,274
Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation of flight equipment              407,592         361,646
     Deferred income taxes                         136,612         117,459
     Amortization of deferred debt
        issue costs                                  6,967           6,940
     Gain on sale of flight equipment
        included in amount financed                (19,422)         (3,772)
     Increase in notes receivable                     (712)        (66,721)
     Equity in net (income) loss of affiliates        (766)           (750)
Changes in operating assets and liabilities:
     (Increase) decrease in accrued interest,
        other receivables and other assets         (17,169)         21,295
     (Increase) in current income taxes
        receivable                                 (20,248)        (19,305)
     Increase in accrued interest and
        other payables                              50,780          33,353
     Increase in rentals received in advance        61,579           5,555
                                              ------------    ------------
Net cash provided by operating activities          825,619         642,974
                                              ------------    ------------

INVESTING ACTIVITIES:
Acquisition of flight equipment
   for operating leases                         (2,800,024)     (2,470,977)
(Increase) decrease in deposits and
   progress payments                                 5,198         (83,390)
Proceeds from disposal of flight
   equipment-net of gain                           869,858       1,047,339
Collections on notes receivable                     63,388          41,186
Collections on finance and sales-type leases         5,937           4,822
                                              ------------    ------------
Net cash used in investing activities           (1,855,643)     (1,461,020)
                                              ------------    ------------

FINANCING ACTIVITIES:
Proceeds from debt financing                     5,154,335       3,141,327
Payments in reduction of debt financing         (4,157,175)     (2,433,313)
Debt issue costs                                    (6,066)         (4,215)
Change in unamortized debt discount                 (7,557)         (2,982)
Increase in customer deposits                      110,804          99,317
Payment of common and preferred dividends          (26,167)        (30,026)
                                              ------------    ------------
Net cash provided by financing activities        1,068,174         770,108
                                              ------------    ------------

Increase/(Decrease) in cash                         38,150         (47,938)
Cash at beginning of period                         36,558          87,097
                                              ------------    ------------
Cash at end of period                         $     74,708    $     39,159
                                              ============    ============
/TABLE

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


                                              1997            1996
                                            ------          ------
                                            (Dollars in thousands)
                                                 (Unaudited)

Cash paid (received) during the period for:
   Interest (net of amount capitalized
      $35,101 (1997) and $37,359 (1996))    $ 400,759       $ 374,158
   Income taxes                                 7,022          12,609


1997:
   Notes and finance and sales-type leases in the amount of $81,460 were received as partial payment in exchange for flight equipment sold with a book value of $62,181.

1996:
   Notes in the amount of $87,658 were received as partial payment in exchange for flight equipment sold with a book value of $83,886.
   Flight Equipment was received in exchange for notes receivable in the amount of $46,307.

    SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
   NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1997
                       (UNAUDITED)


A. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been
   included.   Certain reclassifications have been made to the
   1996 condensed consolidated financial statements to conform to the 1997 presentation. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

   The Company borrows funds for the purchase of flight equipment, including the making of progress payments during the construction phase, principally on an unsecured basis from various sources. The Company's debt financing was comprised of the following at the following dates:


                                          September 30,  December 31,
                                                  1997          1996
                                           -----------   -----------
                                             (Dollars in thousands)
   Public term debt with single
     maturities                           $ 4,050,000    $ 3,500,000
   Public medium-term notes with
     varying maturities                     3,015,465      2,563,720
   Capital lease obligations                  933,320        995,872
                                            ---------      ---------
     Total term debt                        7,998,785      7,059,592

   Commercial paper                         2,815,383       2,757,417
   Less: Deferred debt discount               (30,305)        (22,749)
                                            ---------      ----------
     Total Debt Financing                $ 10,783,863     $ 9,794,260
                                          ===========      ==========

   Composite interest rate                      6.34%           6.23%
   Percentage of total debt at fixed rates     71.82%          68.95%
   Composite interest rate on fixed rate
     debt                                       6.63%           6.58%
   Bank prime rate                              8.50%           8.25%


   The interest on substantially all the public debt (exclusive of the commercial paper) is fixed for the term of the note. The Company has committed revolving loans and lines of credit with 47 banks aggregating $2.65 billion and uncommitted lines of credit with three banks for varying amounts mutually agreed upon by the Company and the banks. Bank debt principally provides for interest rates that vary according to the pricing option then in effect and range from prime to .20% over LIBOR at the Company's option. Bank financings are subject to facility fees of up to
 .08% of amounts available.
   The Company has an effective shelf registration with respect to $2.09 billion of debt securities, under which $700 million of notes were sold through September 30, 1997. Additionally, a $990 million Medium Term Note Program has been implemented under the shelf registration, under which $780 million has been sold through September 30, 1997.
   The Company believes that the combination of internally generated funds and debt financing currently available to the Company will allow the Company to meet its capital requirements for at least the next 12 months.

    INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS-Three months ended September 30, 1997 versus 1996.

   The increase in revenues from the rentals of flight equipment from $375.5 million in 1996 to $452.8 million in 1997, a 20.6%
increase, is attributable to several factors. Firstly, the increase is due to the increase in the volume of flight equipment subject to operating leases from 301 at September 30, 1996 to 347 at September 30, 1997, a 15% increase. Secondly, the increase is attributable to the increase in the relative cost of the fleet from $13.2 billion in 1996 to $15.4 billion in 1997, a 17% increase. Finally, the increase is due to the number of aircraft subject to sale-leaseback transactions, increasing from 14 aircraft at September 30, 1996, to 20 aircraft at September 30, 1997, from which rental income is earned, although the aircraft are not counted as being in the fleet.
   In addition to its leasing operations, the Company actively engages in the marketing of flight equipment from its own portfolio as well as on a principal and commission basis. Revenue from such flight equipment marketing increased from $33.0 million in 1996 to $41.2 million in 1997 as a result of the nature of the related flight equipment marketed. Flight equipment marketing revenue consisted of the following number of transactions in each period:

                                            1997        1996
                                            ----        ----
    Sales of flight equipment                 -           -
    Commissions                               1           4
    Disposition of leased flight equipment    9          10

   Expenses as a percentage of total revenues decreased to 72.4% in the third quarter of 1997 compared to 75.2% in the third quarter of 1996. Interest expense increased from $146.7 million in 1996 to $163.1 million in 1997 primarily as a result of an increase in gross debt outstanding at quarter end from $9.6 billion at 1996 to $10.8 billion at 1997 to finance aircraft acquisitions. In addition, the Company's composite borrowing rate fluctuated as follows:

                                 1997      1996       Increase
                                 ----      ----       --------
         Beginning of Quarter    6.32%     6.22%         .10%
         End of Quarter          6.34%     6.28%         .06%
                                 ----      ----        ------
         Average                 6.33%     6.25%         .08%

   Depreciation of flight equipment increased from $127.8 million in 1996 to $141.4 million in 1997 due to the addition of aircraft.
   Rent expense increased from $10.6 million in 1996 to $24.2 million in 1997 as a result of a sale-leaseback transaction for seven aircraft completed in September 1996. Currently, 20 aircraft are subject to sale-leaseback transactions.
   Provision for overhauls increased from $23.8 million in 1996 to $27.6 million in 1997 due to an increase in the number of aircraft from which the Company collects overhaul reserves and, therefore, an increase in the total number of hours flown for which an overhaul reserve is provided.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS-Nine months ended September 30, 1997 versus
1996.

   The increase in revenues from the rentals of flight equipment from $1,069.3 million in 1996 to $1,287.6 million in 1997, a 20%
increase, is attributable to several factors. Firstly, the increase is due to the increase in the volume of flight equipment subject to operating leases from 301 at September 30, 1996 to 347 at September 30, 1997, a 15% increase. Secondly, the increase is attributable to the increase in the relative cost of the fleet from $13.2 billion in 1996 to $15.4 billion in 1997, a 17% increase. Finally, the increase is due to the number of aircraft subject to sale-leaseback transactions, increasing from 14 aircraft at September 30, 1996 to 20 aircraft at September 30, 1997, from which rental income is earned, although the aircraft are not counted as being in the fleet.
   In addition to its leasing operations, the Company actively engages in the marketing of flight equipment from its own portfolio as well as on a principal and commission basis.
Revenue from such flight equipment marketing decreased from $102.6 million in 1996 to $79.3 million in 1997 as a result of the nature of the related flight equipment marketed. Flight equipment marketing revenue consisted of the following number of transactions in each period:

                                            1997       1996
                                            ----       ----
    Sales of flight equipment                  -          1
    Commissions                                6         12
    Disposition of leased flight equipment    23         31

   Expenses as a percentage of total revenues increased to 75.5% in the first nine months of 1997 compared to 75.4% in the first nine months of 1996. Interest expense increased from $427.3 million in 1996 to $477.2 million in 1997, primarily as a result of an increase in gross debt outstanding at the nine months ended from $9.6 billion at 1996 to $10.8 billion at 1997 to finance aircraft acquisitions. In addition, the Company's composite borrowing rate fluctuated as follows:

                                                    Increase/
                                    1997     1996  (Decrease)
                                    ----     ----   --------
    Beginning of Nine months        6.23%    6.47%    (.24%)
    End of Nine months              6.34%    6.28%     .06%
                                    ----     ----     -----
    Average                         6.29%    6.38%    (.09%)

   Depreciation of flight equipment increased from $361.6 million in 1996 to $407.6 million in 1997 due to the addition of aircraft.
   Rent expense increased from $31.4 million in 1996 to $67.6 million in 1997 as a result of a sale-leaseback transaction for seven aircraft completed in September 1996. Currently, 20 aircraft are subject to sale-leaseback transactions.
   Provision for overhauls increased from $63.1 million in 1996 to $74.6 million in 1997 due to an increase in the number of aircraft on which the Company collects overhaul reserves and therefore an increase in the number of hours flown for which an overhaul reserve is provided.

                  PART II. OTHER INFORMATION


   Item 6.   Exhibits and Reports on Form 8-K

        a)   Exhibits:

             12.  Computation of Ratios of Earnings to Fixed
                  Charges and Preferred Stock Dividends

             27.  Financial Data Schedule

        b)   Reports on Form 8-K:

             1.   Form 8-K, event date July 7, 1997 (Item 7)

             2.   Form 8-K, event date July 29, 1997 (Item 7)

             3.   Form 8-K, event date July 29, 1997 (Item 7)

                          SIGNATURES

        Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               INTERNATIONAL LEASE FINANCE CORPORATION



November 11, 1997             /s/ Leslie L. Gonda
                              LESLIE L. GONDA
                              Chairman of the Board


November 11, 1997             /s/ Alan H. Lund
                              ALAN H. LUND
                              Executive Vice President
                              Co-Chief Operating Officer
                              and Chief Financial Officer

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                  INDEX TO EXHIBITS



Exhibit No.

12     Computation of Ratios of Earnings to Fixed Charges and
       Preferred Stock Dividends

27     Financial Data Schedule