Form 10-K405
period 1997-12-31
INTERNATIONAL LEASE FINANCE CORP
filed 1998-03-09
CIK 714311

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-11350

                    INTERNATIONAL LEASE FINANCE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                     22-3059110
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)


1999 AVENUE OF THE STARS, LOS ANGELES, LOS ANGELES                90067
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

     AS OF FEBRUARY 28, 1998, THERE WERE 35,818,122 SHARES OF COMMON STOCK, NO PAR VALUE, OUTSTANDING.

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

                    INTERNATIONAL LEASE FINANCE CORPORATION

                          1997 FORM 10-K ANNUAL REPORT

                            ------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                         PAGE
                                                                         ----
Item  1.   Business....................................................    1
Item  2.   Properties..................................................    6
Item  3.   Legal Proceedings...........................................    8

                                   PART II
Item  5.   Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................    8
Item  6.   Selected Financial Data.....................................    8
Item  7.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................    9
Item  8.   Financial Statements and Supplementary Data.................   12
Item  9.   Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................   12

                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
             8-K.......................................................   12

                                     PART I

ITEM 1. BUSINESS

GENERAL

     International Lease Finance Corporation (the "Company") is primarily engaged in the acquisition of new and used commercial jet aircraft and the leasing and sale of such aircraft to domestic and foreign airlines. The Company, in terms of the number and value of transactions concluded, is a major owner-lessor of commercial jet aircraft. In addition, the Company is engaged in the remarketing of commercial jets for its own account, for airlines and for financial institutions. As well, the Company provides fleet management services for third party operating lessors.

     As of December 31, 1997, the Company owned 299 aircraft and managed an additional 62 aircraft. See "Item 2. Properties -- Flight Equipment." At December 31, 1997, the Company had committed to purchase 328 aircraft deliverable through 2006 at an estimated aggregate purchase price of $17.7 billion. See "Item 2. Properties -- Commitments."

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

     The airline industry is cyclical, economically sensitive and highly competitive. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company's revenue and income may be affected by political or economic instability abroad, changes in national policy, competitive pressures on certain air carriers, fuel shortages, labor stoppages, recessions, and other political or economic events adversely affecting world or regional trading markets or impacting a particular customer. The Company's continued success is partly dependent on management's ability in the future to develop customer relationships for leasing, sales, remarketing and management services with those airlines and other customers best able to maintain their economic viability and survive in a deregulated environment.

     The Company is incorporated in the State of California and its principal executive offices are located at 1999 Avenue of the Stars, Los Angeles, California 90067. The Company's telephone, telecopier and telex numbers are
(310) 788-1999, (310) 788-1990 and 69-1400, respectively. The Company is an indirect wholly owned subsidiary of American International Group, Inc. ("AIG"). AIG is a holding company which through its subsidiaries is primarily engaged in a broad range of insurance and insurance-related activities and financial services in the United States and abroad. The Common Stock of AIG is listed on, among others, the New York Stock Exchange.

AIRCRAFT LEASING

     The initial term of the Company's current leases range in length from one year to 15 years. See "Item 2. Properties -- Flight Equipment" for information regarding scheduled lease terminations. Most of the Company's leases are operating leases under which the Company does not fully recover its aircraft cost and retains the benefit and assumes the risk of the residual value of the aircraft. The Company on occasion also enters into finance and sales-type leases where the full cost of the aircraft is substantially recovered over the term of the lease. At December 31, 1997, four of the Company's leases were accounted for as finance leases. The aircraft under operating leases are included as assets on the Company's balance sheet and depreciation is charged to income over the estimated useful lives of the aircraft. In accordance with generally accepted accounting principles, rentals are reported ratably as revenue over the lease term as they become due and are earned. The Company attempts to maintain a mix of short- and medium-term leases to balance the benefits and risks associated with different lease terms. Varying lease terms mitigate the effects of changes in prevailing market conditions at the time aircraft become eligible for re-lease or sale and the uncertainty associated with estimating residual value of the aircraft at the termination of the lease.

     All leases are on a "net" basis with the lessee responsible for all operating expenses, which customarily include fuel, crews, airport and navigation charges, taxes, licenses, registration and insurance. Normal maintenance and repairs; airframe and engine overhauls; and compliance with return conditions of flight equipment on lease are provided by and paid for by the lessee. Under the provisions of most leases, for certain airframe and engine overhauls, the lessee is reimbursed by the Company for costs incurred up to but not exceeding related contingent rentals paid to the Company by the lessee. Such rentals are included in the caption Rental of flight equipment. The Company provides a charge to operations for such reimbursements based on the estimated reimbursements expected during the life of the lease, which amount is included in overhaul reserves. The lessee is responsible for compliance with all applicable laws and regulations with respect to the aircraft. The Company requires its lessees to comply with the most restrictive standards of either the Federal Aviation Administration (the "FAA") or its foreign equivalent. The Company makes periodic inspections of the condition of its leased aircraft. Generally, the Company requires a deposit which is security for the condition of aircraft upon return to the Company, the rental payment by the lessee and the performance of other obligations by the lessee under the lease. In addition, the leases contain extensive provisions regarding the remedies and rights of the Company in the event of a default thereunder by the lessee and specific provisions regarding the condition of the aircraft upon redelivery to the Company. The lessee is required to continue lease payments under all circumstances, including periods during which the aircraft is not in operation for maintenance, grounding or any other reason whatsoever.

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

     From time to time, the Company also engages in transactions to buy aircraft for resale. In some cases, the Company assists its customers in acquiring or disposing of aircraft through consulting services and procurement of financing from third parties.

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

     The Company plans to continue its remarketing services on a selective basis involving specific situations where these activities will not conflict or compete with, but rather will be complementary to, its leasing and selling activities.

     In connection with the sale of aircraft, the Company has guaranteed certain obligations for entities in which it has an investment, which aggregate approximately $62,256,000. Additionally, the Company guaranteed three loans, secured by flight equipment, of customers which aggregated $12,850,000. See Note K of Notes to Consolidated Financial Statements.

FLEET MANAGEMENT SERVICES

     The Company provides fleet management services to third party operating lessors who are unable or unwilling to perform this service as part of their own operation. The Company typically provides the same services that it performs for its own fleet. Specifically, the Company provides leasing, releasing and sales services on behalf of the lessor for which the Company receives a fee.

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

CUSTOMERS

     At December 31, 1997, lessees of the Company included: (domestic) Alaska Airlines, American Trans Air, Continental Airlines, Frontier Airlines, North American Airlines, Pan American Airways Corp, Southwest Airlines, Tower Air, Trans World Airlines (TWA) and World Airways; (foreign) Aer Lingus, Aerocancun, Aero Lloyd Flugreisen, Aeromexico, Aeroperu, Air 2000, Air Afrique, Air Alfa, Air Canada, Air Espana, Air Europe SpA, Air France, Air Liberte, Air Macau, Air Madagascar, Air Mauritius, Air New Zealand, Air Seychelles, Air Transat, Air UK, Air World, Ansett, Asiana, Avianca, Braathens S.A.F.E., Britannia Airways, British Airways, British Midland Airways, Canada 3000, Cathay Pacific, China Airlines, China Hainan Airlines, China Southern Airlines, China Southwest Airlines, Constellation, Emirates, El Al, Estonian Air, Far Eastern Air Transport, Finnair, Flying Colours, Garuda Indonesia, GB Airways, Hapag-Lloyd Flug, Hong Kong Dragon Airlines (Dragonair), Icelandair, Kenya Airways, KLM Royal Dutch Airlines, Korean Airlines, L'Aeropostale, LACSA, Lineas Aereas Privadas Argentinas, S.A. (LAPA), Lloyd Aero Boliviano (LAB), LAN Chile, LTU Luftransport-Unternehmen, Lufthansa, Malaysian Airline System, Malev Hungarian Airlines, Martinair Holland, Mexicana, Middle East Airlines Airliban, Monarch Airways, ONUR Air, Pegasus, Polynesian Airways, QANTAS Airways, Rio Sul, Sabena, SAETA, Sahara India Airlines, Shenzhen, Sichuan Airlines, Skyservice Airlines Inc., Surinam, Swissair, TACA International Airlines, TACV Cabo Verde, TAP Air Portugal, TEA Basel, THY, TransAer, Transaero Airlines, Transavia, Transbrasil, Varig, Virgin Atlantic Airways, VIVA Airways, Wuhan Airlines, Xiamen and Xinjiang. No single customer accounted for more than 10% of total revenues in any of the last three years.

     Revenues include rentals of flight equipment to foreign airlines of $1,472,075,000 (1997), $1,202,651,000 (1996) and $1,002,251,000 (1995)
comprising 85.0%, 83.3% and 80.0%, respectively, of total rentals of flight equipment. See Note J of Notes to Consolidated Financial Statements.

     The following table sets forth the dollar amount and percentage of total rental revenues attributable to the indicated geographic areas for the years indicated:

                                            1997                  1996                  1995
                                     ------------------    ------------------    ------------------
                                       AMOUNT       %        AMOUNT       %        AMOUNT       %
                                     ----------   -----    ----------   -----    ----------   -----
                                                         (DOLLARS IN THOUSANDS)
Europe.............................  $  705,128    40.7%   $  551,703    38.2%   $  462,252    36.9%
Asia/Pacific.......................     358,687    20.7       332,159    23.0       255,163    20.4
United States and Canada...........     345,143    19.9       304,801    21.1       304,784    24.3
Central, South America and
  Mexico...........................     211,152    12.2       165,819    11.5       166,443    13.2
Africa and the Middle East.........     112,557     6.5        89,957     6.2        65,378     5.2
                                     ----------   -----    ----------   -----    ----------   -----
                                     $1,732,667   100.0%   $1,444,439   100.0%   $1,254,020   100.0%
                                     ==========   =====    ==========   =====    ==========   =====

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

     The Company has restructured leases with both foreign and domestic lessees. Such restructurings have involved the voluntary termination of leases prior to lease expiration, the replacement of leased aircraft with smaller, less expensive leased aircraft, the arrangement of subleases from the primary lessee to another airline and the rescheduling of lease payments. In 1995, the Company repossessed one Airbus A320 from a lessee and terminated early the lease of another A320. Both aircraft were promptly released to other customers. In 1996, the Company repossessed one aircraft that was promptly released. In addition, the Company terminated early the leases of four aircraft. In this case, two of the aircraft were sold and two were promptly released. No aircraft were repossessed in 1997.

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

     The Company's revenues and income may be affected by political or economic instability abroad, changes in national policy, competitive pressures on certain air carriers, fuel shortages, labor stoppages, recessions and other political or economic events adversely affecting world or regional trading markets or impacting a particular customer.

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

GOVERNMENT REGULATION

     The FAA and the U.S. Departments of Transportation and State exercise regulatory authority over the air transportation in the United States.

     The U.S. Departments of Transportation and State, in general, have jurisdiction over the economic regulation of air transportation, including the negotiation with foreign governments of the rights of U.S. carriers to fly to other countries and the rights of foreign carriers to fly to and within the United States.

     The FAA has regulatory jurisdiction over the maintenance and operation of U.S. air carriers, the operation of aircraft in the United States by foreign carriers and the registration of aircraft in the United States. The FAA can suspend or revoke the authority of U.S. air carriers or their licensed personnel and can similarly revoke the authority of foreign air carriers to operate within the United States for failure to comply with FAA regulations. The FAA can also ground aircraft if their airworthiness is in question.

     In every foreign country, similar government agencies regulate such country's air carriers, the operations of foreign airlines in such country and the registration of aircraft. Like the FAA, the civil aviation authority in a foreign country can suspend or revoke the operating authority of an airline and ground aircraft for safety reasons.

     Since the Company does not itself operate its aircraft for public transportation of passengers and property, the Company is not directly subject to the regulatory jurisdiction of the U.S. Departments of Transportation and State or their counterpart organizations in foreign countries.

     The Company's interface with the FAA consists of the registration with the FAA of those aircraft which are leased by the Company to U.S. carriers and to a number of foreign carriers where, by agreement, the aircraft are to be registered in the United States. In limited circumstances, the Company also obtains from the FAA or its designated representatives a U.S. Certificate of Airworthiness for a particular aircraft or a ferry flight permit.

     The Company's involvement with the civil aviation authorities of foreign jurisdictions consists largely of requests to register and deregister Company aircraft on lease to carriers in those countries.

     The Company also works with U.S. Customs with respect to the import and export of Company aircraft into and from the United States for maintenance or lease.

EMPLOYEES

     The Company is in a capital intensive rather than a labor intensive business. As of December 31, 1997, the Company had 74 full-time employees, which it considered adequate for its business operations. The Company will expand its management and administrative personnel, as necessary, to meet future growth. None of the Company's employees is covered by a collective bargaining agreement and the Company believes that it has maintained excellent employee relations. The Company provides certain employee benefits, including retirement plans and health, life, disability and accident insurance.

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

RECENT EVENTS

     On February 26, 1998 Pan American Airways, Corp ("Pan Am") filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code ("Code") and suspended operations. The Company leases five Boeing 737 aircraft and manages two other Boeing 737 aircraft leased to Pan Am. Under the Code, Pan Am has 60 days from the date of the bankruptcy filing in which to affirm or reject the leases of such aircraft. The Company has not received any indication from Pan Am as to their intentions with respect to the above aircraft.

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

     At December 31, 1997, all of the Company's fleet was Stage III compliant, meaning that the aircraft hold or are capable of holding a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention or have been shown to comply with the Stage III noise levels set out in Section 36.5 of Appendix C of Part 36 of the Federal Aviation Regulations of the United States. At December 31, 1997, the average age of the Company's flight equipment was 3.86 years.

\The following table shows the scheduled lease terminations (for the minimum noncancelable period) by aircraft type for the Company's lease portfolio at December 31, 1997 as adjusted for aircraft sold through March 9, 1998:

          AIRCRAFT TYPE             1998   1999   2000   2001   2002   2003   2004   2005   2006   2007   TOTAL
          -------------             ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   -----
737-300...........................    3      7      7      8      6      4      2     4                     41
737-400...........................    4     10     11      5      4     11      5            1      1       52
737-500...........................           3      2      3      3      4      1     1                     17
757-200...........................           6      7      5      3      6      2     9      3      7       48
767-200...........................                  1      2                                                 3
767-300...........................    1      3      2      7      8      6      3     1                     31
747-200...........................    2      1                                                               3
747-300...........................                                       2                                   2
747-400...........................    1      1      1             4      1            1                      9
MD-83.............................    1      2      3             1                                          7
MD-87.............................           1                                                               1
MD-11.............................    1      3      2                                                        6
A300-600R.........................           1      3                    1      1     1                      7
A310-300..........................    1      7                                                               8
A319..............................                                                           4               4
A320..............................    5      7      6      1      5      8      4            1              37
A321..............................           2      4      4      1                   1             1       13
A330..............................    2      5      1      2             1                                  11
A340..............................           2      6             1                                          9
                                     --     --     --     --     --     --     --     --     --     --     ---
Total.............................   21     61     56     37     36     44     18    18      9      9      309

---------------

     This schedule does not include three Boeing 737-300, two 737-400, one 757-200, one A310-200 and one A310-300 aircraft sold through March 9, 1998. In addition, the schedule does not include two A310-200 committed for sale in 1998. This schedule includes 20 aircraft leased by the Company and subleased to others.

COMMITMENTS

     At December 31, 1997, the Company had committed to purchase the following aircraft at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $17.7 billion for delivery as shown:

         AIRCRAFT TYPE           1998   1999   2000   2001   2002   2003   2004   2005   2006   TOTAL
         -------------           ----   ----   ----   ----   ----   ----   ----   ----   ----   -----
737-300/400/500(a).............    4                                                               4
737-600/700/800(a).............   11      8      9     10     10     10     10      9      9      86
757-200........................    7      6      2      1      1                                  17
767-300........................    7      3      2      1      1      1      1                    16
767-400........................                         2      2      1                            5
777-200/300(a).................    5      3      4      4      4      4      4      3      3      34
747-400........................    1      2      1                                                 4
A319...........................    2      5      7      6      6      6      6      6             44
A320-200.......................    9      6      5      4      4      3      3      2             36
A321-100/200(a)................    8      9      7      4      3      2      2      2             37
A330-200/300(a)................    4      9      5      4      4      4      4      1             35
A340...........................    2      1      1      2      3      1                           10
                                  --     --     --     --     --     --     --     --     --     ---
          Total................   60     52     43     38     38     32     30     23     12     328

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

     All of the purchase commitments set forth above are based upon master arrangements with each of The Boeing Company ("Boeing") and AVSA, S.A.R.L., the sales subsidiary of Airbus Industrie ("Airbus").

     The aircraft listed above are being purchased pursuant to agreements executed by the Company and either Boeing or Airbus. These agreements establish the pricing formulas (which include certain price adjustments based upon inflation and other factors) and various other terms with respect to the purchase of aircraft. Under certain circumstances, the Company has the right to alter the mix of aircraft type ultimately acquired. As of December 31, 1997, the Company had made non-refundable deposits (exclusive of capitalized interest) with respect to the aircraft which the Company has committed to purchase of approximately $553,749,000 and $359,873,000 with Boeing and Airbus, respectively.

     As of March 9, 1998, the Company had entered into contracts for the lease of all of the 60 aircraft to be delivered in 1998, 46 of the 52 aircraft to be delivered in 1999, 17 of the 43 aircraft to be delivered in 2000, 9 of the 38 aircraft to be delivered in 2001 and 12 of the 135 aircraft to be delivered subsequent to 2001. The Company will need to find customers for aircraft presently on order and any new aircraft ordered and arrange financing for portions of the purchase price of such equipment. Although the Company has been successful to date in placing its new aircraft on lease or sales contracts, and has obtained adequate financing in the past, there can be no assurance as to the future continued availability of lessees or purchasers, or of sufficient amounts of financing on terms acceptable to the Company.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company is indirectly wholly owned by AIG and the Company's Common Stock is not listed on any national exchange or traded in any established market. During the years ended December 31, 1995, 1996 and 1997, the Company paid cash dividends to its parent company of $21,150,000, $20,600,000 and $19,700,000, respectively. It is the intent of the Company to pay its parent company an annual dividend of at least 7% of net income subject to the dividend preference of any preferred stock outstanding. Under the most restrictive provisions of the Company's borrowing arrangements, consolidated retained earnings at December 31, 1997 in the amount of $438,335,000 were unrestricted as to the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

     The following table summarizes selected consolidated financial data and certain operating information of the Company. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                        YEARS ENDED DECEMBER 31,
                                   ------------------------------------------------------------------
                                      1993         1994          1995          1996          1997
                                   ----------   -----------   -----------   -----------   -----------
                                                     (DOLLAR AMOUNTS IN THOUSANDS)
OPERATING DATA:
Rentals of flight equipment......  $  795,437   $   993,596   $ 1,254,020   $ 1,444,439   $ 1,732,667
Flight equipment marketing.......      53,680        76,193       119,078       136,099       176,005
Interest and other income........      62,515        40,267        49,390        51,976        49,335
Total revenues...................     911,632     1,110,056     1,422,488     1,632,514     1,958,007
Expenses.........................     633,992       798,049     1,084,142     1,237,575     1,431,848
Income before income taxes.......     277,640       312,007       338,346       394,939       526,159
Net income.......................     168,565       201,943       196,437       251,774       338,684
RATIO OF EARNINGS TO FIXED
  CHARGES AND PREFERRED STOCK
  DIVIDENDS(1):                         1.68x         1.59x         1.43x         1.47x         1.58x
BALANCE SHEET DATA:
Flight equipment under operating
  leases (net of accumulated
  depreciation)..................  $6,515,837   $ 8,851,079   $10,762,870   $12,182,774   $12,792,531
Net investment in finance and
  sales-type leases..............     290,269        92,233        86,237       103,629        98,026
Total assets.....................   8,139,821    10,386,256    12,329,182    13,725,596    14,551,954
Total debt.......................   5,819,481     7,583,006     8,892,634     9,794,260     9,954,362
Shareholders' equity.............   1,409,181     1,640,772     2,000,107     2,214,552     2,517,188
OTHER DATA:
Aircraft owned at period
  end(2).........................         230           270           278           296           299
Aircraft sold or remarketed
  during the period..............           9            24            41            37            57

---------------

(1) See Exhibit 12.

(2) See "Item 2. Properties -- Flight Equipment."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

INDUSTRY CONDITION

     From time to time, certain of the Company's customers have experienced economic difficulties resulting in the Company's participation in customer restructurings. Such restructurings have involved the voluntary early termination of leases and the rescheduling of payments. In addition, in certain circumstances, the Company has been required to repossess aircraft. No aircraft were repossessed in 1997. See "Item 1. Business -- Customers."

FINANCIAL CONDITION

     The Company borrows funds to purchase flight equipment, including funds for progress payments during the construction phase, principally on an unsecured basis from various sources. At December 31, 1997, 1996 and 1995, the Company's debt financing and capital lease obligations were comprised of the following:

                                            1997          1996          1995
                                         ----------    ----------    ----------
                                                 (DOLLARS IN THOUSANDS)
Public term debt with single
  maturities...........................  $3,950,000    $3,500,000    $3,550,000
Public medium-term notes with varying
  maturities...........................   2,896,865     2,563,720     2,403,770
Capital lease obligations..............     903,320       995,872     1,088,424
Bank and other term debt...............          --            --        22,502
                                         ----------    ----------    ----------
          Total term debt and
            capital lease
            obligations................   7,750,185     7,059,592     7,064,696
Commercial paper.......................   2,212,601     2,757,417     1,843,630
Less: Deferred debt discount...........      (8,424)      (22,749)      (15,692)
                                         ----------    ----------    ----------
          Debt financing and capital
            lease obligations..........  $9,954,362    $9,794,260    $8,892,634
                                         ==========    ==========    ==========
Composite interest rate................       6.44%         6.23%         6.47%
Percentage of total debt at fixed
  rate.................................      76.49%        68.95%        75.59%
Composite interest rate on fixed
  debt.................................       6.63%         6.58%         6.66%
Bank prime rate........................       8.50%         8.25%         8.50%

     The interest on substantially all the public debt (exclusive of the commercial paper) is fixed for the term of the note. As of December 31, 1997, the Company had committed credit agreements with 48 commercial banks aggregating $2.65 billion and uncommitted lines of credit with three banks for varying amounts. Bank debt principally provides for interest rates that vary according to the pricing option in effect at the time of borrowing and range from prime to
 .20% over LIBOR at the Company's option. Bank financings are subject to facility fees of up to .08% of amounts available. Bank financing is used primarily as backup for the Company's Commercial Paper program.

     On January 16, 1998, the Company replaced $1.25 billion of the committed revolving loans and lines of credit with a new, expanded facility for $1.35 billion. The facility is a 364 day tranche with a 5.5 basis point annual facility fee. The pricing options range from prime to .20% over LIBOR.

     As of December 31, 1997, the Company had an effective registration statement with respect to $2.09 billion of debt securities, under which $700 million of notes were sold through 1997. Additionally, a $990 million Medium-Term Note program was implemented under the shelf registration statement, under which $780 million was sold through 1997. Through February 1998, the Company sold an additional $300 million of notes and $80 million of Medium-Term Notes.

     In March 1998, a new registration statement of the Company with respect to $2.13 billion of debt securities was declared effective.

     The Company has Export Credit Lease financings which provide ten year, amortizing loans in the form of capital lease obligations. The interest rate on 62.5% of the original financing available is 6.55% and the interest rate on 22.5% of the original financing available varies between 6.18% and 6.89%. The remaining 15% of the original financing available provides for LIBOR based pricing.

     In 1995, 1996 and 1997, the Company, through unrestricted subsidiaries, entered into sale-leaseback transactions providing proceeds to the Company in the amounts of $413.0 million, $507.6 million and $601.9 million, respectively, each relating to seven aircraft. The transactions resulted in the sale and leaseback of these aircraft for one year operating leases, each with six one year extension options for a total of seven years for each aircraft. The Company has the option to either buy back the aircraft or redeliver the aircraft for a fee to the lessor at the end of any lease period. The lease rates equate to fixed principal amortization and floating interest payments based on LIBOR or commercial paper pricing. As of December 31, 1997, the Company had repurchased one aircraft which was sold to a third party in January, 1998.

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

RESULTS OF OPERATIONS

     The increase in revenues from rentals of flight equipment from $1,254.0 million in 1995 to $1,444.4 million in 1996 to $1,732.7 million in 1997 is due to the increase in the volume of flight equipment available for operating lease from 282 in 1995 to 308 in 1996 and 319 in 1997. The increase is also attributable to the increase in the relative cost of the fleet, from $12.0 billion in 1995 to $13.7 billion in 1996 and $14.4 billion in 1997 exclusive of aircraft subject to sale-leaseback transactions from which rental income is earned.

     In addition to its leasing operations, the Company engages in the marketing of flight equipment on a principal and commission basis as well as the disposition of flight equipment at the end of, or during, the lease term. Revenue from such flight equipment marketing increased from $119.1 million in 1995 to $136.1 million in 1996 to $176.0 million in 1997 as a result of the type and the number of the flight equipment marketed in each period which fluctuated from 41 aircraft in 1995 to 36 aircraft in 1996 and 57 aircraft in 1997.

     In addition, the Company sold 11 engines (1997), seven engines (1996) and 19 engines (1995).

     Expenses as a percentage of total revenues were 76.2% for 1995, 75.8% for 1996 and 73.1% for 1997. Interest expense increased from $541.4 million in 1995 to $573.6 million in 1996 to $642.3 million in 1997, primarily as a result of an increase in debt outstanding, excluding the effect of debt discount, from $8.908 billion in 1995 to $9.817 billion in 1996 to $9.963 billion in 1997, to finance aircraft acquisitions, as affected by changes in interest rates during the periods. These interest rate changes caused the Company's composite borrowing rate to fluctuate as follows:

December 31, 1994...........................................  6.41%
March 31, 1995..............................................  6.69
June 30, 1995...............................................  6.59
September 30, 1995..........................................  6.50
December 31, 1995...........................................  6.47
March 31, 1996..............................................  6.31
June 30, 1996...............................................  6.22
September 30, 1996..........................................  6.28
December 31, 1996...........................................  6.23
March 31, 1997..............................................  6.20
June 30, 1997...............................................  6.32
September 30, 1997..........................................  6.34
December 31, 1997...........................................  6.44

     Depreciation of flight equipment increased from $431.9 million in 1995 to $485.1 million in 1996 to $546.2 million in 1997 due to the addition of aircraft. Provisions for overhauls also increased from $71.1 million in 1995 to $85.1 million in 1996 to $99.5 million in 1997 due to an increase in the number of aircraft on which the Company collects overhaul reserves resulting in an increase in the aggregate number of hours flown for which overhaul reserves are provided.

     Rent expense increased from $51.8 million in 1996 to $103.9 million in 1997 due to the increase in the number of sale-leaseback transactions from 14 aircraft in 1996 to 20 in 1997.

     The effective tax rate decreased from 41.9% in 1995 to 36.2% in 1996 and 35.7% in 1997. The higher percentage in 1995 was due principally to the impact of losses of subsidiaries for which the Company did not receive a current or future tax benefit. During the fourth quarter of 1995, two of these corporations were restructured.

IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. This could result in a system failure or miscalculations in the year 2000 causing disruptions of operations of the Company, its lessees, manufacturers or business partners.

     The Company has already reviewed and identified its computer systems that are subject to Year 2000 risk. Accordingly, the Company has commenced the remediation of all systems not Year 2000 compliant. Remediation and testing of such systems will be completed in advance of Year 2000. The costs of such remediation are expensed as incurred and are not material to the Company's consolidated financial position or consolidated results of operations.

     The Company has also initiated formal communication with lessees, manufacturers and business partners to determine the extent to which the Company is vulnerable to those third parties' failures to remediate their own Year 2000 issues. The Company has not yet completed its review of responses from its lessees, manufacturers and business partners. As a result, the Company can not determine at this time the extent, if any, to which the Company may be exposed to financial risk from the inability of the Company's lessees, manufacturers and business partners to remediate their own Year 2000 issues.

NEW ACCOUNTING PRONOUNCEMENTS, ISSUED BUT NOT YET EFFECTIVE

     In June 1997, the FASB issued SFAS No. 130 Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company does not expect this pronouncement to materially impact the Company's results of operations.

     In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. The new standard becomes effective for the Company for the year ending December 31, 1998, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company does not expect this pronouncement to materially change the Company's current reporting and disclosures.

     In February 1997, the Securities and Exchange Commission (SEC) issued Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments" (FRR No. 48). These disclosures will be effective with the Company's reporting during 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this Item is submitted as a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Registrant changed its independent auditors from Ernst & Young LLP on April 17, 1997 due to the desire to have the accounts of the Registrant and its ultimate parent corporation, American International Group, Inc., and its consolidated subsidiaries audited by the same independent auditors, Coopers & Lybrand L.L.P. On April 17, 1997, the Registrant engaged Coopers & Lybrand L.L.P. as the Registrant's independent auditors.

     Neither of the reports of Ernst & Young LLP for the years ended December 31, 1996 or 1995 contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles.

     The decision to change independent auditors was approved by the Board of Directors of Registrant.

     Since January 1, 1995, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, and none of the events set forth in paragraphs (a)(2)(v)(A) through (D) of Item 304 of Regulation S-K occurred.

     From January 1, 1995 through April 17, 1997, neither the Registrant nor anyone acting on its behalf has consulted Coopers & Lybrand L.L.P. regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, and either a written report was provided to the Registrant or oral advice was provided that Coopers & Lybrand L.L.P. concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to that Item) or a reportable event (as described in Item 304(a)(1)(iv) of Regulation S-K).

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) and (2): Financial Statements and Financial Statement Schedule: The response to this portion of Item 14 is submitted as a separate section of this report beginning on page 14.

     (a)(3) and (c): Exhibits: The response to this portion of Item 14 is submitted as a separate section on this report beginning on page 13.

     (b) Reports on Form 8-K: None.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                                   FORM 10-K
                           ITEMS 8, 14(a), AND 14(c)

            INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

     The following consolidated financial statements of the Company and its subsidiaries required to be included in Item 8 are listed below:

                                                              PAGE
                                                              ----
Reports of Independent Auditors.............................  15-16
Consolidated Financial Statements:
  Balance Sheets at December 31, 1996 and 1997..............     17
  Statements of Income for the years ended December 31,
     1995, 1996 and 1997....................................     18
  Statements of Shareholders' Equity for the years ended
     December 31, 1995, 1996 and 1997.......................     19
  Statements of Cash Flows for the years ended December 31,
     1995, 1996 and 1997....................................  20-21
  Notes to Consolidated Financial Statements................     22

     The following financial statement schedule of the Company and its subsidiaries is included in Item 14(a)(2):

SCHEDULE NUMBER                           DESCRIPTION                           PAGE
---------------                           -----------                           ----
      II          Valuation and Qualifying Accounts...........................   36

     All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

     The following exhibits of the Company and its subsidiaries are included in
Item 14(c):

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  3.1      Restated Articles of Incorporation of the Company, as
           amended through December 9, 1992, filed November 3, 1993
           (filed as an exhibit to Registration Statement No. 33-50913 and incorporated herein by reference).
  3.2      Certificate of Determination of Preferences of Series C
           Market Auction Preferred Stock (filed as an exhibit to Form
           10-K for the year ended December 31, 1994 and incorporated herein by reference).
  3.3      Certificate of Determination of Preferences of Series D
           Market Auction Preferred Stock (filed as an exhibit to Form
           10-K for the year ended December 31, 1994 and incorporated herein by reference).
  3.4      Certificate of Determination of Preferences of Series E
           Market Auction Preferred Stock (filed as an exhibit to Form
           10-K for the year ended December 31, 1994 and incorporated herein by reference).
  3.5      Certificate of Determination of Preferences of Series F
           Market Auction Preferred Stock (filed as an exhibit to Form
           10-K for the year ended December 31, 1994 and incorporated herein by reference).
  3.6      Certificate of Determination of Preferences of Series G
           Market Auction Preferred Stock (filed as an exhibit to Form
           10-K for the year ended December 31, 1995 and incorporated herein by reference).
  3.7      Certificate of Determination of Preferences of Series H
           Market Auction Preferred Stock (filed as an exhibit to Form
           10-K for the year ended December 31, 1995 and incorporated herein by reference).
  3.8      By-Laws of the Company, including amendment thereto dated
           August 31, 1990 (filed as an exhibit to Registration
           Statement No. 33-37600 and incorporated herein by
           reference).

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  4.1      Indenture dated as of November 1, 1991, between the Company and First Trust National Association (successor to
           Continental Bank, National Association), as Trustee (filed as an exhibit to Registration Statement No. 33-43698 and
           incorporated herein by reference).
  4.2      The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of
           long-term debt of the Company and its subsidiaries, the
           authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
 10.1      Purchase Agreement No. 1916, dated as of June 24, 1996,
           between the Company and The Boeing Company, including Letter
           Agreements relating thereto (filed as an exhibit to Form
           10-Q for the fiscal quarter ended June 30, 1996 and
           incorporated herein by reference).
 10.2      Revolving Credit Agreement, dated as of January 17, 1997,
           among the Company, Union Bank of Switzerland, New York
           Branch, and the other banks listed therein providing up to
           $1,250,000,000 (five year facility) (filed as an exhibit to
           Form 10-K for the year ended March 31, 1996 and incorporated herein by reference).
 10.3      Revolving Credit Agreement, dated as of January 17, 1997,
           among the Company, Union Bank of Switzerland, New York
           Branch, and the other banks listed therein providing up to
           $1,250,000,000 (364 day facility) (filed as an exhibit to
           Form 10-K for the year ended March 31, 1996 and incorporated herein by reference).
 10.4      Amendment to Revolving Credit Agreement, dated as of January
           16, 1998, among the Company, Union Bank of Switzerland, New
           York Branch and the other banks listed therein providing up to $1,350,000,000 (364 day facility).
  12.      Computation of Ratio of Earnings to Fixed Charges and
           Preferred Stock Dividends.
 23.1      Consent of Coopers and Lybrand L.L.P.
 23.2      Consent of Ernst and Young LLP.
  27.      Financial Data Schedule.

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
International Lease Finance Corporation
Los Angeles, California

     We have audited the accompanying consolidated balance sheet of International Lease Finance Corporation and subsidiaries as of December 31, 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for the year ended December 31, 1997 and the related financial statement schedule. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Lease Finance Corporation and subsidiaries at December 31, 1997, and the consolidated results of their operations and their cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Los Angeles, California
February 3, 1998

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
International Lease Finance Corporation
Los Angeles, California

     We have audited the accompanying consolidated balance sheet of International Lease Finance Corporation and subsidiaries as of December 31, 1996 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Lease Finance Corporation and subsidiaries at December 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Century City,
Los Angeles, California
February 19, 1997

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                       DECEMBER 31,
                                                                --------------------------
                                                                   1997           1996
                                                                -----------    -----------
Cash, including interest bearing accounts of
  $35,113 (1997) and $31,704 (1996).........................    $    63,754    $    36,558
Current income taxes........................................             --         16,420
Notes receivable............................................        467,688        429,146
Net investment in finance and sales-type leases.............         98,026        103,629
Flight equipment under operating leases.....................     14,425,091     13,674,996
  Less accumulated depreciation.............................      1,632,560      1,492,222
                                                                -----------    -----------
                                                                 12,792,531     12,182,774
Deposits on flight equipment purchases......................      1,017,628        861,355
Accrued interest, other receivables and other assets........         60,416         50,895
Investments.................................................         18,731         18,099
Deferred debt issue costs -- less accumulated amortization
  of
  $52,444 (1997) and $43,537 (1996).........................         33,180         26,720
                                                                -----------    -----------
                                                                $14,551,954    $13,725,596
                                                                ===========    ===========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued interest and other payables.........................    $   214,106    $   219,111
Current income taxes........................................         64,891             --
Debt financing, net of deferred debt discount of
  $8,424 (1997) and $22,749 (1996)..........................      9,051,042      8,798,388
Capital lease obligations...................................        903,320        995,872
Security and other deposits on flight equipment.............        744,800        611,272
Rentals received in advance.................................        129,586         77,107
Deferred income taxes.......................................        927,021        809,294
Commitments and contingencies -- Note K

SHAREHOLDERS' EQUITY
  Preferred stock -- no par value; 20,000,000 authorized
     shares
  Market Auction Preferred Stock, $100,000 per share
     liquidation value; Series A, B, C, D, E, F, G and H
     (1997 and 1996), each having
     500 shares issued and outstanding......................        400,000        400,000
  Common stock -- no par value; 100,000,000 authorized
     shares, 35,818,122 shares (1997 and 1996) issued and
     outstanding............................................          3,582          3,582
  Paid-in capital...........................................        579,955        579,955
  Retained earnings.........................................      1,533,651      1,231,015
                                                                -----------    -----------
                                                                  2,517,188      2,214,552
                                                                -----------    -----------
                                                                $14,551,954    $13,725,596
                                                                ===========    ===========

                            See accompanying notes.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                             ------------------------------------
                                                                1997         1996         1995
                                                             ----------   ----------   ----------
Revenues:
  Rental of flight equipment...............................  $1,732,667   $1,444,439   $1,254,020
  Flight equipment marketing...............................     176,005      136,099      119,078
  Interest and other.......................................      49,335       51,976       49,390
                                                             ----------   ----------   ----------
                                                              1,958,007    1,632,514    1,422,488
Expenses:
  Interest.................................................     642,321      573,599      541,428
  Depreciation of flight equipment.........................     546,226      485,102      431,947
  Provision for overhaul...................................      99,458       85,083       71,113
  Flight equipment rent expense............................     103,883       51,809           --
  Selling, general and administrative......................      39,960       41,982       39,654
                                                             ----------   ----------   ----------
                                                              1,431,848    1,237,575    1,084,142
                                                             ----------   ----------   ----------
     INCOME BEFORE INCOME TAXES............................     526,159      394,939      338,346
Provision for income taxes.................................     187,475      143,165      141,909
                                                             ----------   ----------   ----------
     NET INCOME............................................  $  338,684   $  251,774   $  196,437
                                                             ==========   ==========   ==========

                            See accompanying notes.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                         MARKET AUCTION
                                         PREFERRED STOCK           COMMON STOCK
                                      ---------------------    --------------------
                                      NUMBER OF                NUMBER OF               PAID-IN      RETAINED
                                       SHARES       AMOUNT       SHARES      AMOUNT    CAPITAL      EARNINGS       TOTAL
                                      ---------    --------    ----------    ------    --------    ----------    ----------
Balance at December 31, 1994........    2,000      $200,000    35,818,122    $3,582    $582,941    $  854,249    $1,640,772
  Sale of MAPS preferred............    2,000       200,000                              (2,856)                    197,144
  Dividend to AIG...................                                                                  (21,150)      (21,150)
  Preferred stock dividends.........                                                                  (13,096)      (13,096)
  Net income........................                                                                  196,437       196,437
                                        -----      --------    ----------    ------    --------    ----------    ----------
Balance at December 31, 1995........    4,000      $400,000    35,818,122    $3,582    $580,085    $1,016,440    $2,000,107
  Sale of MAPS preferred............                                                       (130)                       (130)
  Dividend to AIG...................                                                                  (20,600)      (20,600)
  Preferred stock dividends.........                                                                  (16,599)      (16,599)
  Net income........................                                                                  251,774       251,774
                                        -----      --------    ----------    ------    --------    ----------    ----------
Balance at December 31, 1996........    4,000      $400,000    35,818,122    $3,582    $579,955    $1,231,015    $2,214,552
  Dividends to AIG..................                                                                  (19,700)      (19,700)
  Preferred stock dividends.........                                                                  (16,348)      (16,348)
  Net income........................                                                                  338,684       338,684
                                        -----      --------    ----------    ------    --------    ----------    ----------
  Balance at December 31, 1997......    4,000      $400,000    35,818,122    $3,582    $579,955    $1,533,651    $2,517,188
                                        =====      ========    ==========    ======    ========    ==========    ==========

                            See accompanying notes.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1997          1996          1995
                                                              -----------   -----------   -----------
OPERATING ACTIVITIES:
  Net income................................................  $   338,684   $   251,774   $   196,437
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation of flight equipment........................      546,226       485,102       431,947
    Deferred income taxes...................................      117,727       148,356       173,528
    Amortization of deferred debt issue costs...............        9,505         8,841        11,554
    Gain on sale of flight equipment included in amount
      financed..............................................      (30,369)      (16,063)      (46,260)
    Increase in notes receivable............................         (712)      (66,721)       (9,053)
    Equity in net (income) loss of affiliates...............         (632)         (788)          517
    Change in unamortized debt discount.....................       14,325        (7,057)        3,336
  Changes in operating assets and liabilities:
    (Increase) decrease in accrued interest, other
      receivables and other assets..........................       (9,521)       37,096       (16,753)
    (Decrease) increase in accrued interest and other
      payables..............................................       (5,005)       22,435        72,651
    Increase in current income taxes payable................       81,311        14,383         2,321
    Increase (decrease) in rentals received in advance......       52,479        (3,704)        8,254
                                                              -----------   -----------   -----------
Net cash provided by operating activities...................    1,114,018       873,654       828,479
                                                              -----------   -----------   -----------
INVESTING ACTIVITIES:
  Acquisition of flight equipment for operating leases......   (3,289,744)   (3,210,986)   (3,364,496)
  (Increase) decrease in deposits and progress payments.....     (156,273)      (55,785)       85,141
  Proceeds from disposal of flight equipment -- net of
    gain....................................................    2,038,390     1,194,946       862,935
  Advances on notes receivable..............................           --            --        (5,606)
  Collections on notes receivable...........................       82,464       163,298       150,093
  Collections on finance and sales-type leases..............       11,049         7,781         5,996
  Purchase of investments...................................           --            --          (845)
  Sale of investments -- net of gain........................           --            --         2,000
                                                              -----------   -----------   -----------
Net cash used in investing activities.......................   (1,314,114)   (1,900,746)   (2,264,782)
                                                              -----------   -----------   -----------
FINANCING ACTIVITIES:
  Proceeds from debt financing and capital lease
    obligations.............................................    6,084,081     5,042,064     6,309,304
  Payments in reduction of debt financing and capital lease
    obligations.............................................   (5,938,304)   (4,133,381)   (5,003,012)
  Proceeds from sale of MAPS preferred stock (net of issue
    costs)..................................................           --          (130)      197,144
  Debt issue costs..........................................      (15,966)       (8,057)      (18,211)
  Payment of common and preferred dividends.................      (36,048)      (37,199)      (34,246)
  Increase in customer deposits.............................      133,529       113,256        19,530
                                                              -----------   -----------   -----------
Net cash provided by financing activities...................      227,292       976,553     1,470,509
                                                              -----------   -----------   -----------
Net increase (decrease) in cash.............................       27,196       (50,539)       34,206
Cash at beginning of year...................................       36,558        87,097        52,891
                                                              -----------   -----------   -----------
    Cash at end of year.....................................  $    63,754   $    36,558   $    87,097
                                                              ===========   ===========   ===========
(Table continued on next page)

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1997          1996          1995
                                                              -----------   -----------   -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the year for:
    Interest (net of amount capitalized $48,818 (1997),
      $50,368 (1996), and $51,091 (1995))...................  $   617,906   $   559,437   $   503,023
    Income taxes (net of amounts paid)......................      (11,563)      (19,574)      (33,940)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  1997
    Notes and finance and sales-type leases in the amount of $125,741 were received as partial payment in exchange for flight equipment sold with a book value of $95,372.
  1996
    Notes and finance and sale-type leases in the amount of $173,404 were received as partial payment in exchange for flight equipment sold with a book value of $157,340.
    Flight equipment was received in exchange for notes receivable in the amount of $46,307.
  1995
    Notes in the amount of $268,660 were received as partial payments in exchange for flight equipment sold with a book value of $222,400.
    Flight equipment was received in exchange for notes receivable in the amount of $64,576.

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

     Parent Company: International Lease Finance Corporation (the "Company") is an indirect wholly owned subsidiary of American International Group, Inc. ("AIG"). AIG is a holding company which through its subsidiaries is primarily engaged in a broad range of insurance and insurance-related activities and financial services in the United States and abroad.

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

     Intercompany Allocations: The Company is party to cost sharing agreements with AIG. Generally, these agreements provide for the allocation of costs upon either a specific identification basis or a proportional cost allocation basis. The charges aggregated $4,526 (1997), $5,595 (1996) and $6,439 (1995).

     Rentals: The Company, as lessor, leases flight equipment principally under operating leases. Accordingly, income is reported over the life of the lease as rentals become receivable under the provisions of the lease or, in the case of leases with varying payments, under the straight-line method over the noncancelable term of the lease. In certain cases, leases provide for additional rentals based on usage.

     Flight Equipment Marketing: The Company is a marketer of flight equipment. Marketing revenues include all revenues from such operations consisting of net gains on sales of flight equipment and commissions.

     Flight Equipment: Flight equipment is stated at cost. Major additions and modifications are capitalized. Normal maintenance and repairs; airframe and engine overhauls; and compliance with return conditions of flight equipment on lease are provided by and paid for by the lessee. Under the provisions of most leases, for certain airframe and engine overhauls, the lessee is reimbursed for costs incurred up to but not exceeding related contingent rentals paid to the Company by the lessee. Such rentals are included in the caption Rental of flight equipment. The Company provides a charge to operations for such reimbursements based on the estimated reimbursements expected during the life of the lease, which amount is included in overhaul reserves.

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

     The Company regularly reviews its flight equipment to determine that its carrying value is not impaired.

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

     Financial Instruments: The Company has granted certain parties the right but not the obligation to effectively convert certain of the Company's fixed rate obligations to floating rate obligations based on an established notional amount. The proceeds of such option agreements are initially recorded as a liability.

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

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Reclassifications: Certain amounts have been reclassified in the 1996 and 1995 financial statements to conform to the Company's 1997 presentation.

NOTE B -- NOTES RECEIVABLE

     Notes receivable are primarily from the sale of flight equipment and are summarized as follows:

                                                         1997          1996
                                                       --------      --------
Fixed rate notes receivable due in varying
  installments to 2008:
  Less than 6%.....................................    $  3,691      $  3,873
  6% to 7.99%......................................     306,053       240,754
  8% to 9.99%......................................      94,788       140,455
  10% to 13%.......................................       6,126         8,302
LIBOR plus 1.1% to LIBOR plus 1.5% notes receivable
  in varying installments to 2002..................      57,030        35,762
                                                       --------      --------
                                                       $467,688      $429,146
                                                       ========      ========

     Included above, the Company had notes receivable of $4,374 (1997) and $10,694 (1996) representing restructured lease payments.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE B -- NOTES RECEIVABLE (CONTINUED)
     At December 31, 1997, the minimum future notes receivable payments to be received are as follows:

1998...................................................  $126,221
1999...................................................   111,276
2000...................................................    34,555
2001...................................................    37,787
2002...................................................    25,831
Thereafter.............................................   132,018
                                                         --------
                                                         $467,688
                                                         ========

     The Company sold notes receivable with certain limited recourse provisions to a related party of the Company. The notes were sold at face value including accrued interest and aggregated $116,235 in 1996 and $56,413 in 1995. The Company continues to collect payments from the notes and transfers to the related party the amounts received less a servicing fee. The Company recorded no gain or loss on the sale. The Company recorded servicing fee income of $112
(1997) and $16 (1996) related to the notes sold. The Company's maximum exposure under recourse provisions was $0 at December 31, 1997 and $23,205 at December 31, 1996. During 1997 the Company repurchased one note sold in 1996 and during 1996, the Company repurchased one note sold in 1995. Neither of the notes were repurchased under the recourse provisions.

NOTE C -- NET INVESTMENT IN FINANCE AND SALES-TYPE LEASES

     The following lists the components of the net investment in finance and sales-type leases:

                                                           1997        1996
                                                         --------    --------
Total minimum lease payments to be received............  $109,615    $122,559
Estimated residual values of leased flight equipment...    19,993      18,483
Less: Unearned income..................................   (31,582)    (37,413)
                                                         --------    --------
Net investment in finance and sales-type leases........  $ 98,026    $103,629
                                                         ========    ========

     Minimum future lease payments to be received for flight equipment on finance and sales-type leases at December 31, 1997 are as follows:

1998...................................................  $ 15,783
1999...................................................    14,682
2000...................................................    16,095
2001...................................................    16,095
2002...................................................    16,035
Thereafter.............................................    30,925
                                                         --------
Total minimum lease payments to be received............  $109,615
                                                         ========

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE D -- INVESTMENTS

     Investments consist of the following:

                                               1997                  1996
                                        ------------------    ------------------
                                        PERCENT               PERCENT
                                         OWNED     AMOUNT      OWNED     AMOUNT
                                        -------    -------    -------    -------
Cost method:
  Air Liberte.........................    (A)      $ 4,792     10.8%     $ 4,792
  International Aircraft Investors....    1.5%(B)      300      6.2%         300
  Others..............................                 850                   845
Equity method:
  Pacific Ocean Leasing Ltd...........   50.0%       5,995     50.0%       5,848
  Pacific Asia Leasing Ltd............   25.0%       6,794     25.0%       6,314
                                                   -------               -------
                                                   $18,731               $18,099
                                                   =======               =======

---------------

(A) During 1997, Air Liberte was acquired by British Airways. As a result of the acquisition, ILFC's percentage ownership will be reduced. Until the acquisition is complete, ILFC's percentage ownership is not determinable.

(B) During 1997, International Aircraft Investors ("IAI") consummated an initial public offering which raised $23,380 in equity. As a result, the Company's investment has been diluted to 1.5%.

     At December 31, 1997, the Company had one aircraft on lease to Air Liberte. This lease is similar in terms to those of unaffiliated customers.

     The Company has sold used aircraft and engines to IAI on terms similar to those of unaffiliated customers. In exchange for these sales the Company has received notes aggregating $36,675 (1997) and $8,763 (1996), which are included in Notes Receivable in the accompanying consolidated balance sheets (see Note
B). In addition, the Company has guaranteed certain obligations of IAI related to such sales (see Note K).

     The Company has a 50% interest in Pacific Ocean Leasing Ltd. ("POL"), a Bermuda corporation. POL presently owns one Boeing 767-200 aircraft and one spare engine, both of which are on lease to an airline. POL also owns an inventory of spare parts. Additionally, the Company has guaranteed the bank loan to POL (see Note K).

     The Company has a 25% interest in Pacific Asia Leasing Ltd. ("PAL"), a Bermuda corporation. PAL presently owns one Boeing 767-300ER aircraft on lease to an airline. The Company has a demand note, which bears interest at Libor+1 5/8%, with PAL of $26,751.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE E -- DEBT FINANCING AND CAPITAL LEASE OBLIGATIONS

     Debt financing and capital lease obligations are comprised of the following:

                                                         1997          1996
                                                      ----------    ----------
Commercial Paper (weighted average interest rate at
  December 31, 5.89% (1997) and 5.48% (1996)).......  $2,212,601    $2,757,417
Term Notes..........................................   3,950,000     3,500,000
Medium-Term Notes...................................   2,896,865     2,563,720
Capital Lease Obligations...........................     903,320       995,872
Less: Deferred debt discount........................      (8,424)      (22,749)
                                                      ----------    ----------
                                                      $9,954,362    $9,794,260
                                                      ==========    ==========

  Bank Financing:

     As of December 31, 1997, the Company had committed credit agreements with 48 commercial banks aggregating $2,650,000 and uncommitted lines of credit with three banks for varying amounts. Bank debt principally provides for interest rates that vary according to the pricing option in effect at the time of borrowing and range from prime to .20% over LIBOR at the option of the Company. Bank financings are subject to facility fees of up to .08% of amounts available. Bank financing is used primarily as backup for the Company's Commercial Paper program.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE E -- DEBT FINANCING AND CAPITAL LEASE OBLIGATIONS (CONTINUED)
  Term Notes:

     The Company has issued the following Notes which provide for a single principal payment at maturity and cannot be redeemed prior to maturity:

                                                           INITIAL
                                                            TERM          1997          1996
                                                          ---------    ----------    ----------
4 3/4% Notes due January 15, 1997.....................      3 years                  $  100,000
5 7/8% Notes due February 1, 1997.....................      4 years                     100,000
5 1/2% Notes due April 1, 1997........................      4 years                     100,000
6 1/2% Notes due July 15, 1997........................      5 years                     150,000
6 3/4% Notes due August 1, 1997.......................      3 years                     100,000
                                                              4 1/2
Floating Rate Notes due October 15, 1997..............        years                     100,000
8 1/8% Notes due January 15, 1998.....................      3 years    $  150,000       150,000
5 5/8% Notes due March 1, 1998........................      4 years       100,000       100,000
5 3/4% Notes due March 15, 1998.......................      5 years       100,000       100,000
7% Notes due June 1, 1998.............................      4 years       100,000       100,000
6 1/4% Notes due June 15, 1998........................      3 years       100,000       100,000
Floating Rate Notes due June 19, 1998 (swapped to
  6.50%)..............................................      2 years       100,000       100,000
5 3/4% Notes due July 1, 1998.........................      5 years       100,000       100,000
8.35% Notes due October 1, 1998.......................      7 years       100,000       100,000
Floating Rate Notes due November 2, 1998 (swapped to
  6.0725%)............................................      2 years       100,000       100,000
5 3/4% Notes due January 15, 1999.....................      5 years       150,000       150,000
5 1/2% Notes due January 15, 1999.....................      3 years       150,000       150,000
7 1/2% Notes due March 1, 1999........................      4 years       100,000       100,000
6 5/8% Notes due April 1, 1999 (swapped to a floating
  rate(1))............................................      5 years       100,000       100,000
6.70% Notes due April 30, 1999........................      2 years       100,000
Floating Rate Notes due June 2, 1999 (swapped to
  6.64%)..............................................      4 years       100,000       100,000
Floating Rate Notes due July 15, 1999 (swapped to
  6.235%).............................................      4 years       100,000       100,000
6 1/2% Notes due August 15, 1999......................      7 years       100,000       100,000
6 1/8% Notes due November 1, 1999.....................      4 years       100,000       100,000
5 3/4% Notes due December 15, 1999....................      4 years       150,000       150,000
8 1/4% Notes due January 15, 2000.....................      5 years       100,000       100,000
6 3/8% Notes due January 18, 2000.....................      3 years       200,000
6.65% Notes due April 1, 2000.........................      3 years       100,000
6.20% Notes due May 1, 2000...........................      7 years       100,000       100,000
7% Notes due May 15, 2000.............................      5 years       100,000       100,000
6 5/8% Notes due June 1, 2000.........................      3 years       100,000
6 5/8% Notes due August 15, 2000......................      4 years       100,000       100,000
6 1/4% Notes due October 15, 2000.....................      5 years       100,000       100,000
Floating Rate Notes due February 1, 2001 (swapped to
  6.53%)                                                    4 years       100,000
8 7/8% Notes due April 15, 2001.......................     10 years       150,000       150,000
6 7/8% Notes due May 1, 2001..........................      4 years       100,000
6 1/2% Notes due July 1, 2001.........................      4 years       100,000
6 3/8% Notes due August 1, 2001.......................      4 years       100,000
6 1/2% Notes due October 15, 2001.....................      5 years       100,000       100,000
6 3/8% Notes due February 15, 2002....................      5 years       100,000
6 3/8% Notes due August 1, 2002.......................      5 years       100,000
8 3/8% Notes due December 15, 2004....................     10 years       100,000       100,000
                                                                       ----------    ----------
                                                                       $3,950,000    $3,500,000
                                                                       ==========    ==========

---------------
See Note L -- Financial Instruments.
(1) Floating rate swap expired April 1, 1997.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE E -- DEBT FINANCING AND CAPITAL LEASE OBLIGATIONS (CONTINUED)
  Medium-Term Notes:

     The Company's Medium-Term Notes have an average notional amount of $11 million, bear interest at rates varying between 5.05% and 9.88%, inclusive, with maturities from 1998 through 2005. The Medium-Term Notes provide for a single principal payment at the maturity of the respective note. They cannot be redeemed by the Company prior to maturity.

  Capital Lease Obligations:

     The Company's Capital Lease Obligations provide 10 year, fully amortizing debt in three interest rate tranches. The first 62.5% of the original debt is at a fixed rate of 6.55%. The second 22.5% of the original debt is at fixed rates varying between 6.18% and 6.89%. The final 15% of the original debt is at a floating LIBOR based rate. The debt matures through 2005. The flight equipment associated with the obligations, and included in flight equipment under operating leases in the balance sheet, had a net book value of $1,147,514 (1997) and $1,174,845 (1996).

     The following is a schedule by years of future minimum lease payments under capitalized leases together with the present value of the net minimum lease payments as of December 31, 1997:

1998.....................................................  $  151,105
1999.....................................................     144,978
2000.....................................................     138,907
2001.....................................................     132,656
2002.....................................................     126,569
Thereafter...............................................     495,230
                                                           ----------
Total minimum lease payments.............................   1,189,445
Less amount representing interest........................    (286,125)
                                                           ----------
Present value of net minimum lease payments..............     903,320
                                                           ==========

     Maturities of debt financing and capital lease obligations (excluding commercial paper and deferred debt discount) at December 31, 1997 are as follows:

1998.....................................................  $1,810,667
1999.....................................................   1,915,802
2000.....................................................   1,960,052
2001.....................................................   1,008,552
2002.....................................................     408,552
Thereafter...............................................     646,560
                                                           ----------
                                                           $7,750,185
                                                           ==========

     Under the most restrictive provisions of the related borrowings, consolidated retained earnings at December 31, 1997, in the amount of $438,335, are unrestricted as to payment of dividends based on consolidated tangible net worth requirements.

NOTE F -- SHAREHOLDERS' EQUITY

  Preferred Stock:

     In February and November 1995, 500 shares each of Series E and F and G and H, respectively, of Market Auction Preferred Stock ("MAPS") were issued in connection with public offerings at $100 per

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE F -- SHAREHOLDERS' EQUITY (CONTINUED) share. Proceeds, net of issuance costs, to the Company were $197,144. In addition, issuance costs of $130 for Series G and H were incurred in 1996. The MAPS have a liquidation value of $100 per share and are not convertible. The dividend rate, other than the initial rate, for each dividend period for each series is reset approximately every 7 weeks (49 days) on the basis of orders placed in an auction. At December 31, 1997, the dividend rates for Series A through H ranged from 4.125% to 4.50%.

  Stock Appreciation Rights:

     Stock Appreciation Rights ("SARs") were granted to certain employees of the Company during 1990. The SARs granted generally vest over a nine year period from the effective date and are exercisable immediately upon vesting. SARs initially have no value but can gain a cash value based upon the difference between a Benchmark Price and a Formula Price (based on adjusted pre-tax cash flow of the Company), but not in excess of an aggregate of $150,000, to be accrued and paid over the period of the plan. The SAR plan became effective on January 1, 1991. No value has been earned or accrued under the SAR plan as of December 31, 1997.

NOTE G -- RENTAL INCOME

     Minimum future rentals on noncancelable operating leases and subleases of flight equipment which have been delivered at December 31, 1997 are as follows:

                       YEAR ENDED
                       ----------
1998.....................................................  $1,460,145
1999.....................................................   1,248,816
2000.....................................................     962,415
2001.....................................................     722,347
2002.....................................................     552,554
Thereafter...............................................     792,066
                                                           ----------
                                                           $5,738,343
                                                           ==========

     Additional rentals earned by the Company based on the lessees' usage aggregated $219,380 (1997), $194,741 (1996) and $168,121 (1995). Flight
equipment is leased, under operating leases, with remaining terms ranging from one to 10 years.

NOTE H -- RENTAL EXPENSE

     During 1995, 1996 and 1997, the Company entered into sale-leaseback transactions providing proceeds to the Company in the amounts of $412,626, $507,600 and $601,860, respectively, relating to seven aircraft for each transaction. The transactions resulted in the sale and leaseback of these aircraft under one year operating leases, each with six one year extension options, maturing on December 22, 1998, September 20, 1998 and September 11, 1998, respectively. During 1997 one aircraft was repurchased. The lease rates equate to fixed principal amortization and floating interest payments based on LIBOR or commercial paper pricing.

     Minimum future rental expense for 1998 is $44,227 at December 31, 1997.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE I -- INCOME TAXES

     The provision (benefit) for income taxes is comprised of the following:

                                                           1997       1996       1995
                                                         --------   --------   --------
Current:
  Federal(1)...........................................  $ 60,003   $(16,700)  $(32,962)
  State................................................     8,280      1,957      1,427
  Foreign..............................................     1,465      9,381         --
                                                         --------   --------   --------
                                                           69,748     (5,362)   (31,535)
Deferred:
  Federal..............................................   111,120    138,750    162,129
  State................................................     6,607      9,777     11,315
                                                         --------   --------   --------
                                                          117,727    148,527    173,444
                                                         --------   --------   --------
                                                         $187,475   $143,165   $141,909
                                                         ========   ========   ========

---------------

(1) Including U.S. tax on foreign income

     The provision for deferred income taxes is comprised of the following temporary differences:

                                                           1997       1996       1995
                                                         --------   --------   --------
Accelerated depreciation on flight equipment...........  $123,486   $132,101   $182,125
Excess of state income taxes not currently deductible
  for Federal income tax purposes......................    (2,312)    (3,422)    (3,960)
Tax versus book lease differences......................    18,568     35,933        779
Provision for overhauls................................    (2,873)    (7,726)    (4,370)
Rentals received in advance............................   (18,270)    (5,855)      (308)
Straight line rents....................................       778     (3,020)      (606)
Other..................................................    (1,650)       516       (216)
                                                         --------   --------   --------
                                                         $117,727   $148,527   $173,444
                                                         ========   ========   ========

     The deferred tax liability consists of the following:

                                                           1997       1996
                                                         --------   --------
Accelerated depreciation on flight equipment...........  $942,861   $819,375
Excess of state income taxes not currently deductible
  for Federal income tax purposes......................   (19,783)   (17,471)
Tax versus book lease differences......................    86,465     67,897
Provision for overhauls................................   (41,646)   (38,773)
Rentals received in advance............................   (54,747)   (36,477)
Straight line rents....................................    15,186     14,408
Other..................................................    (1,315)       335
                                                         --------   --------
                                                         $927,021   $809,294
                                                         ========   ========

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE I -- INCOME TAXES (CONTINUED)
     A reconciliation of computed expected total provision for income taxes to the amount recorded is as follows:

                                                           1997       1996       1995
                                                         --------   --------   --------
Computed expected provision based upon a federal rate
  of 35%...............................................  $184,156   $138,229   $118,421
State income taxes, net of Federal income taxes........     9,676      7,628      8,282
Foreign sales corporation benefit......................    (6,920)    (6,160)    (7,305)
Subsidiary losses without tax benefit..................        --         --     17,169
Other..................................................       563     (1,818)     5,342
Foreign taxes..........................................        --      5,286         --
                                                         --------   --------   --------
                                                         $187,475   $143,165   $141,909
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

  Segment Information

     The Company operates within one industry; the leasing, sales and management of flight equipment.

     Revenues include rentals of flight equipment to foreign airlines of $1,472,075 (1997), $1,202,651 (1996) and $1,002,251 (1995).

     The following table sets forth the dollar amount and percentage of total rental revenues attributable to the indicated geographic areas for the years indicated:

                                            1997                  1996                  1995
                                     ------------------    ------------------    ------------------
                                       AMOUNT       %        AMOUNT       %        AMOUNT       %
                                     ----------   -----    ----------   -----    ----------   -----
                                                         (DOLLARS IN THOUSANDS)
Europe.............................  $  705,128    40.7%   $  551,703    38.2%   $  462,252    36.9%
Asia/Pacific.......................     358,687    20.7       332,159    23.0       255,163    20.4
United States and Canada...........     345,143    19.9       304,801    21.2       304,784    24.3
Central, South America and
  Mexico...........................     211,152    12.2       165,819    11.5       166,443    13.2
Africa and the Middle East.........     112,557     6.5        89,957     6.2        65,378     5.2
                                     ----------   -----    ----------   -----    ----------   -----
                                     $1,732,667   100.0%   $1,444,439   100.0%   $1,254,020   100.0%
                                     ==========   =====    ==========   =====    ==========   =====

  Employee Benefit Plans

     The Company's employees participate in various benefit plans sponsored by AIG, including a noncontributory qualified defined benefit retirement plan, various stock option and purchase plans and a voluntary savings plan (401(k) plan).

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE J -- OTHER INFORMATION (CONTINUED)
     AIG's U.S. plans do not separately identify projected benefit obligations and plan assets attributable to employees of participating affiliates. AIG's projected benefit obligations exceeded the plan assets at December 31, 1997 by $39,569.

NOTE K -- COMMITMENTS AND CONTINGENCIES

  Aircraft orders

     At December 31, 1997, the Company had committed to purchase 328 aircraft deliverable from 1998 through 2006 at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $17.7 billion.

     Most of these purchase commitments and options are based upon master arrangements with each of The Boeing Company ("Boeing") and AVSA, S.A.R.L., the sales subsidiary of Airbus Industrie ("Airbus").

     The Boeing aircraft (models 737, 747, 757, 767 and 777), and the Airbus aircraft (models A319, A320, A321, A330 and A340) are being purchased pursuant to agreements executed by the Company and Boeing or Airbus. These agreements establish the pricing formulas (which include certain price adjustments based upon inflation and other factors) and various other terms with respect to the purchase of aircraft. Under certain circumstances, the Company has the right to alter the mix of aircraft type ultimately acquired. As of December 31, 1997, the Company had made non-refundable deposits (exclusive of capitalized interest) with respect to the aircraft which the Company has committed to purchase of approximately $553,749 and $359,873 with Boeing and Airbus, respectively.

     Management anticipates that a significant portion of such aggregate purchase price will be funded by incurring additional debt. The exact amount of the indebtedness to be incurred will depend upon the actual purchase price of the aircraft, which can vary due to a number of factors, including inflation, and the percentage of the purchase price of the aircraft which must be financed.

  Asset Value Guarantees

     The Company has guaranteed a portion of the residual value of 28 aircraft to financial institutions expiring at various dates through 2006. The guarantees generally provide for the Company to pay the difference between the fair market value of the aircraft and the guaranteed value up to certain specified amounts, or, at the option of the Company, purchase the aircraft for the guaranteed value. At December 31, 1997, the maximum exposure if the Company were to pay under such guarantees was $145,733.

  Other Guarantees

     In connection with the sale of aircraft, the Company has guaranteed certain obligations for entities in which it has an investment. At December 31, 1997, the Company guaranteed nine loans secured by aircraft aggregating $62,256.

     The Company guaranteed three loans, collateralized by flight equipment, of customers which, at December 31, 1997, aggregated $12,850.

  Impact of the Year 2000 Issue

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. This could result in a system failure or miscalculations in the year 2000 causing disruptions of operations of the Company, its lessees, manufacturers or business partners.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE K -- COMMITMENTS AND CONTINGENCIES (CONTINUED)
     The Company has already reviewed and identified its computer systems that are subject to Year 2000 risk. Accordingly, the Company has commenced the remediation of all systems not Year 2000 compliant. Remediation and testing of such systems will be completed in advance of Year 2000. The costs of such remediation are expensed as incurred and are not material to the Company's consolidated financial position or consolidated results of operations.

     The Company has also initiated formal communication with lessees, manufacturers and business partners to determine the extent to which the Company is vulnerable to those third parties' failures to remediate their own Year 2000 issues. The Company has not yet completed its review of responses from its lessees, manufacturers and business partners. As a result, the Company can not determine at this time the extent, if any, to which the Company may be exposed to financial risk from the inability of the Company's lessees, manufacturers and business partners to remediate their own Year 2000 issues.

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

     The Company accounts for its off-balance sheet derivative transactions on an accrual basis. As such, accrued future payments or receipts are reflected in operating income in the period incurred or earned. Credit risk exposure arises from the potential that the counterparty may not perform under these agreements with respect to the off-balance sheet derivative transactions. The Company minimizes such exposure through transacting with recognized U.S. derivative dealers assigned at least an "A" rating by a recognized statistical rating organization. The counterparties to the majority of the off-balance sheet derivative transactions are assigned an "AAA" rating. One of the counterparties is a related party of the Company. The Company monitors each counterparty's assigned credit rating throughout the life of the off-balance sheet derivative transaction. The Company currently does not require, nor is it required by, its counterparties to provide security for its positions with the Company although it can in certain circumstances.

     The following table provides the notional amounts of the Company's off-balance sheet derivative transactions at December 31, 1997. The notional amounts used to express the extent of the Company's involvement in swap transactions represent a standard measurement of the volume of the Company's swap transactions. Notional amount is not a quantification of market risk or credit risk and is not recorded on the balance sheet. Notional amounts represent those amounts used to calculate contractual cash flows to be exchanged and are not paid or received. The timing and the amount of cash flows relating to swaption and other interest rate option contracts are determined by each of the respective contractual agreements.

     It is management's belief that any failure of a counterparty to perform under the agreement with respect to these off-balance sheet transactions would have an immaterial effect on the Company's results of operations, financial condition and liquidity.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE L -- FINANCIAL INSTRUMENTS (CONTINUED)
     The following table presents the notional amounts of the Company's interest rate swap agreements, swaptions and interest rate floors by maturity at December 31, 1997.

                                             REMAINING LIFE
                                  ------------------------------------
                                                TWO TO      AFTER FIVE      TOTAL         TOTAL
              TYPE                ONE YEAR    FIVE YEARS      YEARS          1997          1996
              ----                --------    ----------    ----------    ----------    ----------
Interest Rate:
Swaps...........................  $365,806    $  659,931     $261,790     $1,287,527    $1,349,234
Swaptions(1)....................                 100,000                     100,000       100,000
Floors..........................    33,409       440,221      393,435        867,065       900,434
                                  --------    ----------     --------     ----------    ----------
Total...........................  $399,215    $1,200,152     $655,225     $2,254,592    $2,349,668
                                  ========    ==========     ========     ==========    ==========

---------------
(1) Swaptions obligate the Company to convert certain fixed rate obligations to floating rate obligations if the option purchaser chooses to exercise. These amounts do not represent credit exposure.

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

          Investments: It was not practicable to estimate the fair value of most of the Company's investments in the common and preferred stocks of other companies because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs due to their short maturities. The carrying amount of these investments at December 31, 1997 represents the original cost or original cost plus the Company's share of earnings of the investment. For investments held by the Company that had a quoted market price at December 31, 1997, the Company used such quoted market price in estimating the fair value of such investments.

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

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE L -- FINANCIAL INSTRUMENTS (CONTINUED)
     The carrying amounts and fair values of the Company's financial instruments at December 31, 1997 and 1996 are as follows:

                                                       1997                                    1996
                                       -------------------------------------   -------------------------------------
                                           CARRYING                                CARRYING
                                           AMOUNT OF         FAIR VALUE OF         AMOUNT OF         FAIR VALUE OF
                                       ASSET (LIABILITY)   ASSET (LIABILITY)   ASSET (LIABILITY)   ASSET (LIABILITY)
                                       -----------------   -----------------   -----------------   -----------------
Cash and cash equivalents............     $    63,754         $    63,754         $    36,558         $    36,558
Notes receivable.....................         467,688             456,592             429,146             418,520
Investments..........................          18,731              19,056              18,099              18,099
Debt financing.......................      (9,051,042)         (9,211,790)         (8,798,388)         (8,951,593)
Off-balance-sheet financial
  instruments:
     Swaps...........................          (6,030)              4,386              (7,422)             (6,386)
     Swaptions.......................          (2,936)               (294)             (3,371)             (1,821)
     Interest rate floors............          (1,927)             (2,122)             (4,487)             (4,487)

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              COL. A                   COL. B                 COL. C                  COL. D         COL. E
              ------                ------------   -----------------------------   ------------   -------------
                                                             ADDITIONS
                                     BALANCE AT    CHARGED TO      CHARGED TO
                                    BEGINNING OF   COSTS AND    OTHER ACCOUNTS--   DEDUCTIONS--    BALANCE AT
           DESCRIPTION                 PERIOD       EXPENSES        DESCRIBE       DESCRIBE(1)    END OF PERIOD
           -----------              ------------   ----------   ----------------   ------------   -------------
                                                              (DOLLARS IN THOUSANDS)
Reserve for overhaul:
Year ended December 31, 1997......    $102,492      $99,458                          $91,128        $110,822
Year ended December 31, 1996......      83,857       85,083             783(2)        67,231         102,492
Year ended December 31, 1995......      71,554       71,113           4,191(2)        63,001          83,857

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

Dated: March 9, 1998

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

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----

              /s/ LESLIE L. GONDA                   Director                            March 9, 1998
------------------------------------------------
                Leslie L. Gonda

            /s/ STEVEN F. UDVAR-HAZY                Chief Executive Officer and         March 9, 1998
------------------------------------------------      Director
              Steven F. Udvar-Hazy

               /s/ LOUIS L. GONDA                   Director                            March 9, 1998
------------------------------------------------
                 Louis L. Gonda

              /s/ M. R. GREENBERG                   Director                            March 9, 1998
------------------------------------------------
                M. R. Greenberg

                                                    Director
------------------------------------------------
               Edward E. Matthews

             /s/ WILLIAM N. DOOLEY                  Director                            March 9, 1998
------------------------------------------------
               William N. Dooley

              /s/ HOWARD I. SMITH                   Director                            March 9, 1998
------------------------------------------------
                Howard I. Smith

                /s/ ALAN H. LUND                    Chief Financial Officer and         March 9, 1998
------------------------------------------------      Chief Accounting Officer
                  Alan H. Lund

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

     Since the Registrant is an indirect wholly owned subsidiary of AIG, no annual report to security holders for the year ended December 31, 1997 or proxy statement, form of proxy or other proxy soliciting materials have been sent to securities holders since January 1, 1990.