Form 10-Q
period 1998-03-31
INTERNATIONAL LEASE FINANCE CORP
filed 1998-05-01
CIK 714311

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                         FORM 10 - Q
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended............March 31, 1998.....

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

      Condensed Consolidated Balance Sheets
            March 31, 1998 and December 31, 1997 . . . . . . . . . 3

      Condensed Consolidated Statements of Income
            Three Months Ended March 31, 1998 and 1997 . . . . . . 4

      Condensed Consolidated Statements of Cash Flows
            Three Months Ended March 31, 1998 and 1997 . . . . . . 5

      Note to Condensed Consolidated Financial Statements. . . . . 7

   Item 2.  Management's Discussion and Analysis of the
              Financial Condition and Results of Operations. . . . 8

Part II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . .  . . .10

      Signatures . . . . . . . . . . . . . . . . . . . . . .  . . .11

      Index to Exhibits. . . . . . . . . . . . . . . . . . .  . . .12

         INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
        (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                March 31,      December 31,
                                                     1998              1997
                                               -----------     ------------
                                                       (Unaudited)

ASSETS
Cash, including interest bearing accounts
  of $54,625(1998) and $35,113(1997)             $ 70,208          $ 63,754
Notes receivable                                  471,250           467,688
Net investment in finance and sales-
  type leases                                      95,937            98,026

Flight equipment under operating leases        15,221,552        14,425,091
  Less accumulated depreciation                 1,705,296         1,632,560
                                               ----------        ----------
                                               13,516,256        12,792,531

Deposits on flight equipment purchases            946,995         1,017,628
Accrued interest, other receivables
  and other assets                                 72,169            60,416
Investments                                        18,910            18,731
Deferred debt issue costs-less
  accumulated amortization of $54,509
  (1998) and $52,444(1997)                         33,187            33,180
                                            -------------     -------------
                                            $  15,224,912     $  14,551,954
                                            =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued interest and other payables         $     259,450     $     214,106
Current income taxes                               18,065            64,891
Debt financing, net of deferred debt
  discount of $21,988(1998) and $8,424
  (1997)                                        9,578,848         9,051,042
Capital lease obligations                         887,044           903,320
Security & other deposits on flight
  equipment                                       804,408           744,800
Rentals received in advance                       127,099           129,586
Deferred income taxes                             958,483           927,021

SHAREHOLDERS' EQUITY
Preferred stock--no par value; 20,000,000
  authorized shares
Market Auction Preferred Stock, $100,000 per
  share liquidation value; Series A,B,C,D,E
  F,G and H (1998 and 1997) each having 500
  shares issued and outstanding                   400,000           400,000
Common stock--no par value; 100,000,000
  authorized shares, 35,818,122 (1998
  and 1997) issued and outstanding                  3,582             3,582
Additional paid-in capital                        579,955           579,955
Retained earnings                               1,607,978         1,533,651
                                            -------------     -------------
                                                2,591,515         2,517,188
                                            -------------     -------------
                                            $  15,224,912     $  14,551,954
                                            =============     =============


           See note to condensed consolidated financial statements.

      INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                          (DOLLARS IN THOUSANDS)


                                                      1998             1997
                                                ----------        ---------
                                                       (Unaudited)
REVENUES:
      Rentals of flight equipment               $  431,452        $ 398,458
      Flight equipment marketing                    37,497            5,756
      Interest and other                            14,106           11,610
                                                ----------        ---------
                                                   483,055          415,824
                                                ----------        ---------
EXPENSES:
      Interest                                     150,633          147,437
      Depreciation                                 130,057          128,036
      Rent expense                                  34,810           21,971
      Provision for overhaul                        25,356           21,856
      Selling, general & administrative             10,279           10,553
                                                -----------        ---------
                                                   351,135          329,853
                                                -----------        ---------

INCOME BEFORE INCOME TAXES                         131,920           85,971
      Provision for income taxes                    46,758           30,543
                                                -----------        ---------

NET INCOME                                      $   85,162        $  55,428
                                                ===========       ==========



         SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

        INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                        (DOLLARS IN THOUSANDS)


                                                          1998            1997
                                                     ---------       ---------
                                                           (Unaudited)

OPERATING ACTIVITIES:
Net Income                                         $    85,162      $  55,428
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Depreciation of flight equipment                  130,057        128,036
      Deferred income taxes                             31,462         63,901
      Amortization of deferred debt
         issue costs                                     2,866          2,066
      Gain on sale of flight equipment
         included in amount financed                    (1,673)
      Equity in net income of affiliates                  (179)          (319)
      Change in unamortized debt discount              (13,564)          (166)
Changes in operating assets and liabilities:
      Increase in accrued interest,
         other receivables and other assets            (11,751)       (12,791)
      Increase in current income taxes payable         (46,827)       (36,277)
      Decrease in accrued interest and
         other payables                                 45,344         30,608
(Decrease)Increase in rentals received
         in advance                                     (2,486)         9,922
                                                      ---------      ---------
Net cash provided by operating activities              218,411        240,408
                                                      ---------      ---------

INVESTING ACTIVITIES:
Acquisition of flight equipment
   for operating leases                            (1,108,504)     (1,324,069)

Decrease in deposits and progress payments             70,633          92,203
Proceeds from disposal of flight
   equipment-net of gain                              242,666          36,642

Collections on notes receivable                        10,167          20,023
Collections on finance and sales-type leases            2,089           1,817
                                                      --------        --------
Net cash used in investing activities                (782,949)     (1,173,384)
                                                     ---------     -----------

FINANCING ACTIVITIES:
Proceeds from debt financing                        1,897,202       2,028,466
Payments in reduction of debt financing            (1,372,108)     (1,176,813)
Debt issue costs                                       (2,874)         (2,004)
Increase in customer deposits                          59,606          87,980
Payment of common and preferred dividends             (10,834)         (8,085)
                                                     ----------     ----------
Net cash provided by financing activities             570,992         929,544
                                                     ----------     ----------

   Increase in cash                                     6,454          (3,432)
Cash at beginning of period                            63,754          36,558
                                                     ----------     ----------
Cash at end of period                               $  70,208       $  33,126
                                                    ==========      ==========


              SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


                                                         1998           1997
                                                      ----------     ---------
                                                        (Dollars in thousands)
                                                             (Unaudited)

Cash paid during the period for:
   Interest (net of amount capitalized
      $14,579(1998) and $11,953(1997))             $    95,857      $ 100,974
   Income taxes                                         62,122          2,920



   1998:
      Notes in the amount of $13,730 were received as partial payment in exchange for flight equipment sold with a book value of $12,056.



        SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

          INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
             NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1998
                              (UNAUDITED)


A. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 1997 condensed consolidated financial statements to conform to the 1998 presentation. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

               INTERNATIONAL LEASE FINANCE CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

   The Company borrows funds for the purchase of flight equipment, including funds for progress payments during the construction phase, principally on an unsecured basis from various sources. The Company's debt financing was comprised of the following at the following dates:



                                                     March 31,    December 31,
                                                          1998            1997
                                                   -----------    ------------
                                                      (Dollars in thousands)
   Public term debt with single
      maturities                                  $  3,900,000    $ 3,950,000
   Public medium-term notes with
      varying maturities                             2,983,365      2,896,865
ital lease obligations                                 887,044        903,320
                                                   ------------   ------------
   Total term debt and capital lease                 7,770,409      7,750,185
      obligations

   Commercial paper                                  2,717,471      2,212,601
   Less: Deferred debt discount                        (21,988)        (8,424)
                                                   ------------    -----------
      Total Debt Financing and capital lease
      obligations                                 $ 10,465,892     $9,954,362
                                                  ============     ==========

   Composite interest rate                               6.29%          6.44%
   Percentage of total debt at fixed rates              71.92%         76.49%
   Composite interest rate on fixed rate                 6.58%          6.63%
      debt
   Bank prime rate                                       8.50%          8.50%


   The interest on substantially all of the public debt
(exclusive of the Commercial Paper) is fixed for the term of the note. The Company has committed revolving loans and lines of credit with 52 banks aggregating $2.75 billion and uncommitted lines of credit with two banks for varying amounts mutually agreed to by the Company and the banks. Bank debt principally provides for interest rates that vary according to the pricing option in effect at the time of borrowing and range from prime to
 .20% over LIBOR to a rate determined by a competitive bid process with the banks. Bank financings are subject to facility fees of up to .08% of amounts available. Bank financing is used primarily as backup for the Company's Commercial Paper program.

   The Company has an effective shelf registration with respect to $2.13 billion of debt securities, under which no notes were sold through March 31, 1998. Additionally, a $750 million Medium-Term Note Program has been implemented under the shelf registration, under which $110.0 million has been sold through March 31, 1998.

   The Company believes that the combination of internally generated funds and debt financing currently available to the Company will allow the Company to meet its capital requirements for at least the next 12 months.

              INTERNATIONAL LEASE FINANCE CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS-Three months ended March 31, 1998 versus
1997.

   The increase in revenues from the rentals of flight equipment from $398.5 million in 1997 to $431.5 million in 1998, an 8.3% increase, is attributable, in part, to the increase in the relative cost of the leased fleet from $16.0 billion in 1997 to $16.7 billion in 1998, a 4.7% increase. Additionally, due to improved market conditions, the Company has negotiated more favorable lease rates on aircraft that have been delivered in the past twelve months. While the number of aircraft available for operating lease has decreased from 342 at March 31, 1997 to 328 at March 31, 1998, the percentage of widebodies, for which higher lease payments are typically received, has increased from 26% to 29% of the fleet.

   In addition to its leasing operations, the Company engages in the marketing of flight equipment on a principal and commission basis, as well as the disposition of flight equipment at the end of, or during, the lease term. Revenue from such flight equipment marketing increased from $5.8 million in 1997 to $37.5 million in 1998 as a result of the type and the number of the flight equipment marketed in each period which increased from three aircraft in the first quarter of 1997 to 12 aircraft in the
first quarter of 1998.   In addition, the Company sold one engine
in the first quarter of 1997 and two engines in the first quarter of 1998.

   While gross debt outstanding at quarter end decreased from $10.7 billion in 1997 to $10.5 billion at 1998, interest expense increased from $147.4 million in 1997 to $150.6 million in 1998 primarily as a result of an increase in the Company's composite borrowing rate, which fluctuated as follows:


                                    1998      1997    Increase
                                   -------  --------  --------
      Beginning of Quarter          6.44%     6.23%     .21%
      End of Quarter                6.29%     6.20%     .09%
                                   -------  --------  --------
      Average                       6.37%     6.22%     .15%


   Depreciation of flight equipment increased from $128.0 million in 1997 to $130.1 million in 1998 due to the increased cost of the fleet.

   Rent expense increased from $22.0 million in 1997 to $34.8 million in 1998 due to the increase in the number of sale-lease back transactions from 14 aircraft in the first quarter of 1997 to 20 in the first quarter of 1998.

   Provision for overhauls increased from $21.9 million in 1997
to $25.4    million in 1998 due to an increase in the number of
aircraft on which the Company collects overhaul reserves resulting in an increase in the aggregate number of hours flown for which overhaul reserves are provided.

PART II. OTHER INFORMATION


  Item 6.  Exhibits and Reports on Form 8-K

       a)  Exhibits:

           10.  Supplemental Agreement No. 1 to Purchase
                Agreement No. 1916, dated as of February 9, 1998, between the Company and The Boeing Company, including Letter Agreements relating thereto (certain information has been omitted and has been filed separately with the Commission pursuant to a request for confidential treatment).

           12.  Computation of Ratios of Earnings

           27.  Financial Data Schedule

      b)  Reports on Form 8-K:

            1.  Form 8-K, event date January 5, 1998 (Item 7)
            2.  Form 8-K, event date January 12, 1998 (Item 7)
            3.  Form 8-K, event date March 10, 1998 (Item 7)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



              INTERNATIONAL LEASE FINANCE CORPORATION



   August 12, 1997              /S/ Leslie L. Gonda
                                -------------------
                                LESLIE L. GONDA
                                Chairman of the Board




   May 1, 1998                  /S/ Alan H. Lund
                                ----------------
                                ALAN H. LUND
                                Executive Vice President
                                Co-Chief Operating Officer
                                and Chief Financial Officer

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                       INDEX TO EXHIBITS

Exhibit No.

10. Supplemental Agreement No. 1 to Purchase Agreement No. 1916, dated as of February 9, 1998, between the Company and The Boeing Company, including Letter Agreements relating thereto (certain information has been omitted and has been filed separately with the Commission pursuant to a request for confidential treatment).

12.           Computation of Ratios of Earnings

27.           Financial Data Schedule