Form 10-Q
period 1998-06-30
INTERNATIONAL LEASE FINANCE CORP
filed 1998-08-10
CIK 714311

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10 - Q
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended............June 30, 1998......

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

            Class                   Outstanding at July 30, 1998
            -----                   ----------------------------
COMMON STOCK, NO PAR VALUE                      35,818,122

       INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                               INDEX



Part I.     Financial Information:                                   Page No.

   Item 1.  Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheets
            June 30, 1998 and December 31, 1997 . . . . . . . . . . . . .3

      Condensed Consolidated Statements of Income
            Three Months Ended June 30, 1998 and 1997.  . . . . . . . . .4

      Condensed Consolidated Statements of Income
            Six Months Ended June 30, 1998 and 1997 . . . . . . . . . . .5

      Condensed Consolidated Statements of Cash Flows
            Six Months Ended June 30, 1998 and 1997 . . . . . . . . . . .6

      Notes to Condensed Consolidated Financial Statements. . . . . . . .8

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

   Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 12

      Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

      Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . . 14

       INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
      (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                     June 30,    December 31,
                                                        1998            1997
                                                 ------------    ------------
                                                  (Unaudited)
ASSETS
Cash, including interest bearing accounts
  of $41,702 (1998) and $35,113 (1997)           $    65,116     $    63,754
Notes receivable                                     461,362         467,688
Net investment in finance and sales-
  type leases                                         94,263          98,026

Flight equipment under operating leases           16,429,084      14,425,091
  Less accumulated depreciation                    1,818,208       1,632,560
                                                  ----------      ----------
                                                  14,610,876      12,792,531
                                                  ----------      ----------

Deposits on flight equipment purchases               842,071       1,017,628
Accrued interest, other receivables
  and other assets                                    74,621          60,416
Investments                                           18,739          18,731
Deferred debt issue costs-less
  accumulated amortization of $56,890
  (1998) and $52,444 (1997)                           32,579          33,180
                                                  ----------      ----------
                                                 $16,199,627     $14,551,954
                                                  ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued interest and other payables              $   248,902     $   214,106
Current income taxes                                   3,498          64,891
Debt financing, net of deferred debt
  discount of $29,416 (1998) and $8,424
  (1997)                                          10,501,241       9,051,042
Capital lease obligations                            857,044         903,320
Security & other deposits on flight
  equipment                                          788,904         744,800
Rentals received in advance                          130,059         129,586
Deferred income taxes                                998,683         927,021

SHAREHOLDERS' EQUITY
Preferred stock--no par value; 20,000,000
  authorized shares
Market Auction Preferred Stock, $100,000 per
  share liquidation value; Series A,B,C,D,E
  F,G and H (1998 and 1997) each having 500
  shares issued and outstanding                      400,000         400,000
Common stock--no par value; 100,000,000
  authorized shares, 35,818,122 (1998
  and 1997) issued and outstanding                     3,582           3,582
Additional paid-in capital                           579,955         579,955
Retained earnings                                  1,687,759       1,533,651
                                                  ----------      ----------
                                                   2,671,296       2,517,188
                                                  ----------      ----------
                                                 $16,199,627     $14,551,954
                                                  ==========      ==========

                  SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

        INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                        (DOLLARS IN THOUSANDS)


                                                     1998            1997
                                                 --------        --------
                                                         (Unaudited)

REVENUES:
      Rentals of flight equipment                $452,884        $436,342
      Flight equipment marketing                   27,308          32,414
      Interest and other                           28,446          11,074
                                                  -------         -------
                                                  508,638         479,830
                                                  -------         -------
EXPENSES:
      Interest                                    161,418         166,650
      Depreciation                                137,589         138,115
      Rent expense                                 34,659          22,016
      Provision for overhaul                       25,123          25,177
      Selling, general & administrative            10,704           9,771
                                                  -------         -------
                                                  369,493         361,729
                                                  -------         -------

INCOME BEFORE INCOME TAXES                        139,145         118,101
      Provision for income taxes                   49,505          42,196
                                                  -------         -------

NET INCOME                                       $ 89,640        $ 75,905
                                                  =======         =======

                  SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

      INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                        (DOLLARS IN THOUSANDS)


                                                     1998            1997
                                                 --------        --------
                                                        (Unaudited)

REVENUES:
      Rentals of flight equipment                $884,336        $834,800
      Flight equipment marketing                   64,805          38,170
      Interest and other                           42,551          22,684
                                                  -------         -------
                                                  991,692         895,654
                                                  -------         -------
EXPENSES:
      Interest                                    312,051         314,086
      Depreciation                                267,647         266,151
      Rent expense                                 69,468          43,386
      Provision for overhaul                       50,478          47,033
      Selling, general & administrative            20,984          20,926
                                                  -------         -------
                                                  720,628         691,582
                                                  -------         -------
INCOME BEFORE INCOME TAXES                        271,064         204,072
      Provision for income taxes                   96,263          72,739
                                                  -------         -------

NET INCOME                                       $174,801        $131,333
                                                  =======         =======

                  SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

        INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                          (DOLLARS IN THOUSANDS)



                                                        1998            1997
                                                 -----------     -----------
                                                          (Unaudited)

OPERATING ACTIVITIES:
Net Income                                       $     174,801   $     131,333
Adjustments to reconcile net income
   to net cash provided by operating activities:
      Depreciation of flight equipment                 267,647         266,151
      Deferred income taxes                             71,662          88,896
      Amortization of deferred debt
      issue costs                                        5,201           4,354
      Gain on sale of flight equipment
         included in amount financed                    (1,939)         (5,428)
      Increase in notes receivable                      (4,788)           (712)
      Equity in net income of affiliates                    (8)           (617)
      Change in unamortized debt discount              (20,992)         (1,531)
Changes in operating assets and liabilities:
      (Increase) decrease in accrued interest,
         other receivables and other assets            (14,205)         (9,468)
      Decrease in current income taxes payable         (61,393)        (21,958)
      Increase in accrued interest and
         other payables                                 34,796              75
      Increase in rentals received in advance              473          67,322
                                                  ------------    ------------
Net cash provided by operating activities              451,255         518,417
                                                  ------------    ------------

INVESTING ACTIVITIES:
Acquisition of flight equipment
   for operating leases                             (2,435,094)     (2,534,866)
Decrease in deposits and
   progress payments                                   175,557         140,361
Proceeds from disposal of flight
   equipment-net of gain                               335,718         242,637
Advances on notes receivable                            (7,000)
Collections on notes receivable                         33,438          38,109
Collections on finance and sales-type leases             3,763           3,865
                                                  ------------    ------------
Net cash used in investing activities               (1,893,619)     (2,109,894)
                                                  ------------    ------------
FINANCING ACTIVITIES:
Proceeds from debt financing                         3,808,469       4,170,657
Payments in reduction of debt financing             (2,383,554)     (2,601,874)
Debt issue costs                                        (4,600)         (4,789)
Increase in customer deposits                           44,104          54,553
Payment of common and preferred dividends              (20,693)        (16,697)
                                                  ------------    ------------
Net cash provided by financing activities            1,443,726       1,601,850
                                                  ------------    ------------

(Decrease) increase in cash                              1,362          10,373
Cash at beginning of period                             63,754          36,558
                                                  ------------     -----------
Cash at end of period                            $      65,116    $     46,931
                                                  ============     ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


                                                        1998            1997
                                                 -----------     -----------
                                                   (Dollars in thousands)
                                                         (Unaudited)

Cash paid during the period for:
   Interest (net of amount capitalized
      $28,418 (1998) and 23,455 (1997))          $ 301,006       $ 296,868
   Income taxes                                     85,994           5,801


1998:
   Notes in the amount of $15,324 were received as partial payment in exchange for flight equipment sold with a book value of $13,385.

1997:
   Notes and finance and sales-type leases in the amount of $28,495 were received as partial payment in exchange for flight equipment sold with a book value of $23,069.


         SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

         INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              JUNE 30, 1998
                               (UNAUDITED)


A. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair
   presentation have been included.   Certain reclassifications have been
   made to the 1997 condensed consolidated financial statements to conform to the 1998 presentation. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

B. On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has not yet determined the impact that the adoption of FAS 133 will have on its earnings or statement of financial position.

        INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

   The Company borrows funds for the purchase of flight equipment, including funds for progress payments during the construction phase, principally on an unsecured basis from various sources. The Company's debt financing was comprised of the following at the following dates:


                                                 June 30,        December 31,
                                                     1998                1997
                                                 --------        ------------
                                                    (Dollars in thousands)
   Public term debt with single
      maturities                                 $ 4,125,000     $ 3,950,000
   Public medium-term notes with
      varying maturities                           3,049,330       2,896,865
   Capital lease obligations                         857,044         903,320
                                                   ---------       ---------
      Total term debt and capital lease
      obligations                                  8,031,374       7,750,185

   Commercial paper                                3,356,327       2,212,601
   Less: Deferred debt discount                      (29,416)         (8,424)
                                                   ---------       ---------
      Total debt financing and capital lease
      obligations                                $11,358,285     $ 9,954,362
                                                  ==========       =========

   Composite interest rate                              6.22%           6.44%
   Percentage of total debt at fixed rates             68.55%          76.49%
   Composite interest rate on fixed rate
      debt                                              6.53%           6.63%
   Bank prime rate                                      8.50%           8.50%


   The interest on substantially all the public debt (exclusive of the commercial paper) is fixed for the term of the note. The Company has committed revolving loans and lines of credit with 52 banks aggregating $2.65 billion and uncommitted lines of credit with two banks for varying amounts mutually agreed to by the Company and the banks. Bank debt principally provides for interest rates that vary according to the pricing option in effect at the time of borrowing and range from prime to .20% over LIBOR to a rate determined by a competitive bid process with the banks. Bank financings are subject to facility fees of up to .08% of amounts available. Bank financing is used primarily as backup for the Company's commercial paper program.
   The Company has an effective shelf registration with respect to $2.13 billion of debt securities, under which $525 million of notes were sold through June 30, 1998. Additionally, a $750 million Medium Term Note Program has been implemented under the shelf registration, under which $325 million has been sold through June 30, 1998.
   The Company believes that the combination of internally generated funds and debt financing currently available to the Company will allow the Company to meet its capital requirements for at least the next 12 months.
   Certain of the statements in this discussion, as well as other forward-looking statements within this document, contain estimates and projections of cash flows and debt financing to support future capital requirements. While these forward-looking statements are made in good faith, future operating, market competitive, economic and other conditions and events could cause actual results to differ materially from those in the forward-looking statements.

        INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS-Three months ended June 30, 1998 versus 1997.

   The increase in revenues from the rentals of flight equipment from $436.3 million in 1997 to $452.9 million in 1998, a 4% increase, is attributable, in part, to the increase in the relative cost of the leased fleet, which includes aircraft subject to sale-leaseback transactions, from $16.7 billion in 1997 to $17.7 billion in 1998, a 6% increase. Additionally, due to improved market conditions, the Company has negotiated more favorable lease rates on aircraft that have been delivered in the past twelve months. While the number of aircraft available for operating lease has decreased from 346 at June 30, 1997 to 343 at June 30, 1998, the percentage of widebodies, for which higher lease payments are typically received, has increased from 27% to 29% of the fleet.
   In addition to its leasing operations, the Company engages in the marketing of flight equipment at the end of, or during, the lease term, as well as the sales of flight equipment on a principal and commission basis. Revenue from such flight equipment marketing decreased from $32.4 million in 1997 to $27.3 million in 1998 as a result of the type and the number of the flight equipment marketed in each period which decreased from 11 aircraft in the second quarter of 1997 to 5 aircraft in the second quarter of 1998. In addition, the Company sold 2 engines in the second quarter of 1997 and 4 engines in the second quarter of 1998.
   Interest expense decreased from $166.7 million in 1997 to $161.4 million in 1998. While the gross debt outstanding at quarter end and the average composite borrowing rate during the quarter were consistent with the prior year at $11,361.5 million and 6.26% in 1997 as compared to $11,358.3 million and 6.26% in 1998, late deliveries at Boeing caused additional interest to be capitalized on progress payments on undelivered aircraft resulting in a decrease in current period interest expense. The composite borrowing rate fluctuated as follows:

                                                     Increase/
                               1998       1997       (Decrease)
                               ----       ----       --------

     Beginning of Quarter      6.29%      6.20%         .09%
     End of Quarter            6.22%      6.32%        (.10%)
                               -----      -----
     Average                   6.26%      6.26%         .00%


   Depreciation of flight equipment remained consistent at $138.1 million in 1997 and $137.6 million in 1998. The cost of flight equipment during the same periods increased from $15.9 billion at June 30, 1997 to $16.4 billion at June 30, 1998. The increase in depreciation expense due to increased flight equipment cost was offset by accelerated depreciation taken in the second quarter of 1997 on older aircraft, which were acquired used, that were either sold or fully depreciated prior to the second quarter of 1998.
   Rent expense increased from $22.0 million in 1997 to $34.7 million in 1998 due to the increase in the number of sale leaseback transactions from 14 aircraft in the second quarter of 1997 to 20 in the second quarter of 1998.
   Provision for overhauls for the second quarter was consistent from year to year, as were the number of aircraft on which the Company collects overhaul reserves.

        INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS-Six months ended June 30, 1998 versus 1997.


   The increase in revenues from the rentals of flight equipment from $834.8 million in 1997 to $884.3 million in 1998, a 6% increase, is attributable, in part, to the increase in the relative cost of the leased fleet, which includes aircraft subject to sale-leaseback transactions, from $16.7 billion
in 1997 to $17.7 billion in 1998, a 6% increase.    Additionally, due to
improved market conditions, the Company has negotiated more favorable lease rates on aircraft that have been delivered in the past twelve months. While the number of aircraft available for operating lease has decreased from 346 at June 30, 1997 to 343 at June 30, 1998, the percentage of widebodies, for which higher lease payments are typically received, has increased from 27% to 29% of the fleet.
   In addition to its leasing operations, the Company engages in the marketing of flight equipment at the end of, or during, the lease term, as well as the sales of flight equipment on a principal and commission basis. Revenue from such flight equipment marketing increased from $38.2 million in 1997 to $64.8 million in 1998 as a result of the type and the number of the flight equipment marketed in each period which increased from 14 aircraft in 1997 to 17 aircraft in 1998. In addition, the Company sold 3 engines in 1997 and 6 engines in 1998.
   Interest expense decreased from $314.1 million in 1997 to $312.1 million in 1998 primarily as a result of a decrease in the average debt outstanding during the six month period. Late deliveries at Boeing caused additional interest to be capitalized on progress payments on undelivered aircraft, contributing to the decrease in current period interest expense. The composite borrowing rate fluctuated as follows:

                                                     Increase/
                               1998       1997       (Decrease)
                               ----       ----       --------

     Beginning of six months   6.44%      6.23%         .21%
     End of six months         6.22%      6.32%        (.10%)
                               -----      -----
     Average                   6.33%      6.28%         .05%


   Depreciation of flight equipment increased from $266.2 million in 1997 to $267.6 million in 1998. The cost of flight equipment during the same periods increased from $15.9 billion at June 30, 1997 to $16.4 billion at June 30, 1998. The increase in depreciation expense due to increased flight equipment cost was offset by accelerated depreciation taken in the first six months of 1997 on older aircraft, which were acquired used, that were either sold or fully depreciated prior to the first six months of 1998.
   Rent expense increased from $43.4 million in 1997 to $69.5 million in 1998 due to the increase in the number of sale leaseback transactions from 14 aircraft in the first six months of 1997 to 20 in the first six months of 1998.
   Provision for overhauls increased in from $47.0 million in 1997 to $50.5 million in 1998 due to an increase in the number of aircraft on which the Company collects overhaul reserves resulting in an increase in the aggregate number of hours flown for which overhaul reserves are provided.

                     PART II. OTHER INFORMATION


   Item 6.     Exhibits and Reports on Form 8-K

         a)    Exhibits:

               12. Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends

               27.     Financial Data Schedule

         b)    Reports on Form 8-K:

               1.       Form 8-K, event date April 3, 1998 (Item 7)
               2.       Form 8-K, event date May 6, 1998 (Item 7)
               3.       Form 8-K, event date May 26, 1998 (Item 7)
               4.       Form 8-K, event date June 10, 1998 (Item 7)
               5.       Form 8-K, event date June 16, 1998 (Item 7)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  INTERNATIONAL LEASE FINANCE CORPORATION




   August 7, 1998                    /S/ Leslie L. Gonda
                                     -------------------
                                     LESLIE L. GONDA
                                     Chairman of the Board



   August 7, 1998                    /S/ Pamela S. Hendry
                                     --------------------
                                     PAMELA S. HENDRY
                                     Vice President
                                     and Treasurer

      INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                        INDEX TO EXHIBITS

Exhibit No.

12 Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends

27             Financial Data Schedule