Form 10-Q
period 1998-09-30
INTERNATIONAL LEASE FINANCE CORP
filed 1998-11-12
CIK 714311

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                        FORM 10 - Q
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended........September 30, 1998......

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

Indicate by check mark whether the registrant(1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes     X                      No
             -------                      ---------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class               Outstanding at October 31, 1998
           -----               -------------------------------
Common Stock, no par value                  35,818,122

    INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                              INDEX


Part I.   Financial Information:                             Page
No.

    Item 1.  Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets
            September 30, 1998 and December 31, 1997           3

        Condensed Consolidated Statements of Income
            Three Months Ended September 30, 1998 and 1997     4

        Condensed Consolidated Statements of Income
            Nine Months Ended September 30, 1998 and 1997      5

        Condensed Consolidated Statements of Cash Flows
            Nine Months Ended September 30, 1998 and 1997      6

        Note to Condensed Consolidated Financial Statements    8

    Item 2.  Management's Discussion and Analysis of the
             Financial Condition and Results of Operations     9

Part II.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K                 12

        Signatures                                            13


        INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
       (Dollars in thousands, except share and per share amounts)

                                           September 30,
December 31,
                                                    1998
1997
                                           -------------     -----
-------
                                                     (Unaudited)
ASSETS
Cash, including interest bearing
  accounts of $175,146 (1998) and
  $35,113 (1997)                            $    198,823        $
63,754
Current income taxes receivable                   13,150
Notes receivable                                 515,653
467,688
Net investment in finance and sales-
  type leases                                     91,701
98,026

Flight equipment under operating leases       16,477,552
14,425,091
  Less accumulated depreciation                1,910,592
1,632,560
                                              ----------       ---
-------
                                              14,566,960
12,792,531
                                              ----------       ---
-------

Deposits on flight equipment purchases           899,860
1,017,628
Accrued interest, other receivables
  and other assets                                76,299
60,416
Investments                                       18,960
18,731
Deferred debt issue costs-less
  accumulated amortization of $60,197
  (1998) and $52,444 (1997)                       31,377
33,180
                                               ---------        --
-------

                                             $16,412,783
4,551,954
                                             ===========
=========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued interest and other payable           $   256,671       $
214,106
Current income taxes
64,891
Debt financing, net of deferred debt
  discount of $24,605 (1998) and $8,424
  (1997)                                      10,518,966
9,051,042
Capital lease obligations                        840,768
903,320
Security & other deposits on flight
  equipment                                      863,806
744,800
Rentals received in advance                      124,901
129,586
Deferred income taxes                          1,059,036
927,021

SHAREHOLDERS' EQUITY
Preferred stock--no par value; 20,000,000
  authorized shares
Market Auction Preferred Stock, $100,000 per
  share liquidation value; Series A, B, C, D, E
  F, G and H (1998 and 1997) each having 500
  shares issued and outstanding                  400,000
400,000
Common stock--no par value; 100,000,000
  authorized shares, 35,818,122 (1998
  and 1997) issued and outstanding                 3,582
3,582
Additional paid-in capital                       579,955
579,955
Retained earnings                              1,765,098
1,533,651
                                               ---------        --
-------
                                               2,748,635
2,517,188
                                               ---------        --
-------
                                             $16,412,783
$14,551,954
                                             ===========
===========

   See note to condensed consolidated financial statements.


      INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                     (Dollars in thousands)

                                             1998        1997
                                         --------    --------
                                             (Unaudited)
REVENUES:
     Rentals of flight equipment         $478,464    $452,756
     Flight equipment marketing            20,117      41,187
     Interest and other                    18,218      12,021
                                         --------    --------
                                          516,799     505,964
                                         --------    --------
EXPENSES:
     Interest                             165,267     163,123
     Depreciation                         142,248     141,441
     Rent expense                          34,871      24,166
     Provision for overhaul                27,552      27,569
     Selling, general & administrative     12,372       9,936
                                         --------    --------
                                          382,310     366,235
                                         --------    --------

INCOME BEFORE INCOME TAXES                134,489     139,729
     Provision for income taxes            46,488      50,647
                                         --------    --------

NET INCOME                               $ 88,001    $ 89,082
                                         ========    ========


       See note to condensed consolidated financial statements.


     INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                     (Dollars in thousands)

                                              1998          1997
                                        ----------    ----------
                                               (Unaudited)
REVENUES:
     Rentals of flight equipment        $1,362,800    $1,287,557
     Flight equipment marketing             84,922        79,357
     Interest and other                     60,770        34,704
                                        ----------    ----------
                                         1,508,492     1,401,618
                                         ---------     ---------
EXPENSES:
     Interest                              477,318       477,209
     Depreciation                          409,894       407,592
     Rent expense                          104,340        67,552
     Provision for overhaul                 78,031        74,602
     Selling, general & administrative      33,356        30,862
                                         ---------     ---------
                                         1,102,939     1,057,817
                                         ---------     ---------

INCOME BEFORE INCOME TAXES                 405,553       343,801
     Provision for income taxes            142,750       123,386
                                         ---------     ---------


NET INCOME                              $  262,803    $  220,415
                                        ==========    ==========

     See note to condensed consolidated financial statements.


     INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                      (Dollars in thousands)

                                                        1998
1997
                                                   ---------     -
--------
                                                      (Unaudited)
OPERATING ACTIVITIES:
Net Income                                         $ 262,803     $
220,415
Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation of flight equipment                409,894
407,592
     Deferred income taxes                           132,015
136,612
     Amortization of deferred debt
       issue costs                                     8,258
6,967
     Gain on sale of flight equipment
       included in amount financed                    (8,429)
(19,422)
     Increase in notes receivable                    (13,497)
(712)
     Equity in net income of affiliates                 (229)
(766)
     Change in unamortized debt discount             (16,181)
(7,557)
Changes in operating assets and liabilities:
     Increase in accrued interest,
       other receivables and other assets            (15,883)
(17,169)
     Increase in current income taxes
       receivable                                    (78,041)
(20,248)
     Increase in accrued interest and
       other payables                                 42,565
50,780
    (Decrease) Increase in rentals received
       in advance                                     (4,685)
61,579
                                                     --------
--------
Net cash provided by operating activities             718,590
818,062
                                                     --------
--------

INVESTING ACTIVITIES:
Acquisition of flight equipment
    for operating leases                           (2,708,862)
(2,800,024)
Decrease in deposits and progress payments            117,768
5,198
Proceeds from disposal of flight
    equipment-net of gain                             457,703
869,858
Advances on notes receivable                           (7,000)
Collections on notes receivable                        47,797
63,388
Collections on finance and sales-type leases            6,325
5,937
                                                     --------
--------
Net cash used in investing activities              (2,086,269)
(1,855,643)
                                                   ---------    --
---------

FINANCING ACTIVITIES:
Proceeds from debt financing                         4,721,940
5,154,335
Payments in reduction of debt financing             (3,300,387)
(4,157,175)
Debt issue costs                                        (6,455)
(6,066)
Increase in customer deposits                          119,006
110,804
Payment of common and preferred dividends              (31,356)
(26,167)
                                                     ----------  -
--------
Net cash provided by financing activities            1,502,748
1,075,731
                                                     ---------   -
---------

Increase in cash                                       135,069
38,150
Cash at beginning of period                             63,754
36,558
                                                     ---------
--------
Cash at end of period                              $   198,823
$ 74,708
                                                   ===========
========

                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                1998
1997
                                            --------      --------
-
                                            (Dollars in thousands)
                                                 (Unaudited)
Cash paid during the period for:
    Interest (net of amount capitalized
      $41,193 (1998) and $35,101 (1997))    $ 404,487     $
400,759
Income taxes                                   88,777
7,022


1998:
   Notes in the amount of $75,265 were received as partial payment in exchange for flight equipment sold with a book value of $66,836.

1997:
   Notes and finance and sales-type leases in the amount of $81,460 were received as partial payment in exchange for flight equipment sold with a book value of $62,181.

   See note to condensed consolidated financial statements.

     INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
       NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1998
                         (UNAUDITED)

A. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been
   included.   Certain reclassifications have been made to the
   1997 condensed consolidated financial statements to conform to the 1998 presentation. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.


B. On June 15, 1998, the Financial Accounting Standards Board
   (FASB)issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has not yet determined the impact that the adoption of FAS 133 will have on its earnings or statement of financial position.

  INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     The Company borrows funds for the purchase of flight equipment, including funds for progress payments during the construction phase, principally on an unsecured basis from various sources. The Company's debt financing was comprised of the following at the following dates:

                                          September 30,   December
31,
                                                   1998
1997
                                          ------------     -------
----
                                              (Dollars in
thousands)
Public term debt with single
   maturities                             $ 4,025,000      $
3,950,000
Public medium-term notes with
   varying maturities                       3,216,750
2,896,865
Capital lease obligations                     840,768
903,320
                                            ---------        -----
----
   Total term debt and capital lease-       8,082,518
7,750,185
   obligations

Commercial paper                            3,301,821
2,212,601
   Less: Deferred debt discount               (24,605)
(8,424)
                                            ---------        -----
----

     Total debt financing and capital-   $ 11,359,734      $
9,954,362
     lease obligations                   ============
===========

Composite interest rate                         6.18%
6.44%
Percentage of total debt at fixed rates        69.03%
76.49%
Composite interest rate on fixed rate debt      6.49%
6.63%
Bank prime rate                                 8.25%
8.50%


     The interest on substantially all the public debt (exclusive of the commercial paper) is fixed for the term of the note. The Company has committed revolving loans and lines of credit with 52 banks aggregating $2.75 billion and uncommitted lines of credit with two banks for varying amounts mutually agreed upon by the Company and the banks. Bank debt principally provides for interest rates that vary according to the pricing option in effect at the time of borrowing and range from prime to .20% over LIBOR to a rate determined by a competitive bid process with the banks. Bank financings are subject to facility fees of up to .08% of amounts available. Bank financing is used primarily as a back up for the Company's commercial paper program.
     The Company has an effective shelf registration with respectto $2.13 billion of debt securities, under which $525 million of notes were sold through September 30, 1998. Additionally, a $1 billion Medium Term Note Program has been implemented under the shelf registration, under which $725 million has been sold through September 30, 1998.
     The Company believes that the combination of internally generated funds and debt financing currently available to the Company will allow the Company to meet its capital requirements for at least the next 12 months.

IMPACT OF YEAR 2000 ISSUE

     The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. This could result in a failure of the information technology systems (IT systems) and other equipment containing imbedded technology (non-IT systems) in the year 2000, causing disruption of operation of the Company, its lessees, vendors, or business partners.
     The Company has developed a plan to address the Year 2000 issue as it affects the Company's internal IT and non-IT systems, and to assess Year 2000 issues relating to third parties on which the Company has critical dependencies. A Steering Committee made up of executives of member companies of American International Group, Inc. ("AIG"), the Company's parent, has had oversight of the plan's development and execution.
     The plan for addressing internal systems includes: an assessment of internal IT and non-IT systems and equipment affected by the Year 2000 issue; definition of strategies to address affected systems and equipment; remediation of identified affected systems and equipment; and certification from AIG that each internal system is Year 2000 compliant. The Company has completed this project and testing results have been reviewed and approved by AIG staff.
     The plan for addressing third party critical dependencies includes: identification of third party critical dependencies including lessees, vendors and financial institutions; circulation to all applicable third parties of a written request for their plans and progress in addressing the Year 2000 issue; evaluation of responses; and development of contingency plans to address risks of non-compliance by third parties. The Company has completed the identification of critical dependencies and the circulation of requests for Year 2000 compliance status. The Company has received responses from 56% of the third parties identified. Based upon these responses, the Company has concluded that 40% of critical dependencies are or will be Year 2000 compliant before December 31, 1999. Follow up with non-compliant third parties and those who have not responded is ongoing. The Company intends to complete this process by June 1999.
     The costs associated with addressing the Year 2000 issue, including developing and implementing the above stated plan and remediating affected systems and equipment, have been nominal and were expensed as incurred. Such costs do not include normal system upgrades and replacements. The Company does not expect to incur any significant future costs relating to internal IT and non-IT systems as a result of the Year 2000 issue.
     While the Company expects to have no interruption of operations as a result of internal IT and non-IT systems, significant uncertainties remain about the affect of third party critical dependencies who are not Year 2000 compliant.
     The Company is not aware of any significant Year 2000 systems issues with respect to the airworthiness of aircraft; however, should such an issue result in Airworthiness Directives or other manufacturer recommended maintenance, the implementation and the majority of the cost of such implementation would be the responsibility of the aircraft lessee. Any resulting costs to the Company cannot be estimated at this time.
     Non-compliance on the part of a lessee could result in lost revenue for the lessee and an inability to make lease payments to the Company. Noncompliance by the lessee's financial institution could also affect the ability to process lease payments. The Company has attempted to mitigate such risks by inquiring of each lessee about its Year 2000 plans, including whether they have addressed the issue with their financial institution.
     Non-compliant manufacturing systems at the Company's primary vendors of aircraft and engines may affect their ability to deliver products on a timely basis. As there is no alternative source of supply, such an occurrence would limit the Company's future growth opportunities.
     A worst case scenario would be that a large number of lessees will be unable to operate and generate revenues and as a result unable to make lease payments. The Company is unable to estimate the likelihood or the magnitude of the resulting lost revenue at this time. Should this occur, the Company would attempt to repossess aircraft from non-compliant lessees and place the aircraft with compliant lessees. No assurances can be given that the Company would be able to re-lease such aircraft at favorable terms or at all. If a significant number of aircraft could not be released at favorable terms or at all, or their re-lease is delayed, the Company's business, financial condition and results of operations would be adversely affected.
     Certain of the statements in this discussion, as well as other forwardlooking statements within this document, contain estimates and projections of cash flows and debt financing to support future capital requirements. While these forward-looking statements are made in good faith, future operating, market competitive, economic and other conditions and events could cause actual results to differ materially from those in the forward looking statements.

  INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations-Three months ended September 30, 1998
---------------------
versus 1997.

     The increase in revenues from the rentals of flight equipment from $452.8 million in 1997 to $478.5 million in 1998, a 6% increase, is attributable, in part, to the increase in the relative cost of the leased fleet, which includes aircraft subject to sale-leaseback transactions, from $16.9 billion in 1997 to $18.0 billion in 1998, a 7% increase. While the number of aircraft available for operating lease has decreased from 346 at September 30, 1997 to 345 at September 30, 1998, the percentage of widebodies, for which higher lease payments are typically received, has increased from 28% to 30% of the fleet.
     In addition to its leasing operations, the Company engages in the marketing of flight equipment at the end of, or during, the lease term, as well as the sales of flight equipment on a principal and commission basis. Revenue from such flight equipment marketing decreased from $41.2 million in 1997 to $20.1 million in 1998 as a result of the type and the number of the flight equipment marketed in each period which decreased from 11 aircraft in the third quarter of 1997 to 7 aircraft in the third quarter of 1998. In addition, the Company sold 4 engines in the third quarter of 1997 and 2 engines in the third quarter of 1998.
     Interest expense increased from $163.1 million in 1997 to $165.3 million in 1998 primarily as a result of a 3% increase in the average debt outstanding during the quarter. The composite borrowing rate fluctuated as follows:


                                                     Increase/
                                 1998      1997     (Decrease)
                                -----      ----     ----------

     Beginning of Quarter        6.22%     6.32%      (.10%)
     End of Quarter              6.18%     6.34%      (.16%)
                                 -----     -----
     Average                     6.20%     6.33%      (.13%)


     Depreciation of flight equipment increased from $141.4 million in 1997 to $142.2 million in 1998. The cost of flight equipment during the same periods increased from $15.4 billion at September 30, 1997 to $16.5 billion at September 30, 1998. The increase in depreciation expense due to increased flight equipment cost was partially offset by accelerated depreciation taken in the third quarter of 1997 on older aircraft, which were acquired used, that were either sold or fully depreciated prior to the end of 1997.
     Rent expense increased from $24.2 million in 1997 to $34.9 million in 1998 as a result of a sale-leaseback transaction for 6 aircraft completed in September 1997. Currently, 20 aircraft are subject to sale-leaseback transactions.
     Provision for overhauls for the third quarter was consistent from year to year, as were the number of aircraft on which the Company collects overhaul reserves.

  INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations-Nine months ended September 30, 1998 versus
---------------------
1997.

     The increase in revenues from the rentals of flight equipment from $1,287.6 million in 1997 to $1,362.8 million in 1998, a 6% increase, is attributable, in part, to the increase in the relative cost of the leased fleet, which includes aircraft subject to sale-leaseback transactions, from $16.9 billion in 1997 to $18.0 billion in 1998, a 7% increase. While the number of aircraft available for operating lease has decreased from 346 at September 30, 1997 to 345 at September 30, 1998, the percentage of widebodies, for which higher lease payments are typically received, has increased from 28% to 30% of the fleet.
     In addition to its leasing operations, the Company engages in the marketing of flight equipment at the end of, or during, the lease term, as well as the sales of flight equipment on a principal and commission basis. Revenue from such flight equipment marketing increased from $79.4 million in 1997 to $84.9 million in 1998 as a result of the type and the number of the flight equipment marketed in each period which increased from 22 aircraft in 1997 to 24 aircraft in 1998. In addition, the Company sold 8 engines in 1997 and 8 engines in 1998.
     Interest expense was consistent at $477.2 million in 1997 and $477.3 million in 1998, as were average debt outstanding and the average composite borrowing rate during the nine month period. The composite borrowing rate fluctuated as follows:

                                                        Increase/
                                     1998      1997     (Decrease)
                                    -----      ----     ----------
     Beginning of nine months        6.44%     6.23%         .21%
     End of nine months              6.18%     6.34%        (.16%)
                                     -----     ----
     Average                         6.31%     6.29%         .02%


   Depreciation of flight equipment increased from $407.6 million in 1997 to $409.9 million in 1998. The cost of flight equipment during the same periods increased from $15.4 billion at September 30, 1997 to $16.5 billion at September 30, 1998. The increase in depreciation expense due to increased flight equipment cost was partially offset by accelerated depreciation taken in the first nine months of 1997 on older aircraft, which were acquired used, that were either sold or fully depreciated prior to the end of 1997.
   Rent expense increased from $67.6 million in 1997 to $104.3 million in 1998 as a result of a sale-leaseback transaction for 6 aircraft completed in September 1997. Currently, 20 aircraft are subject to sale-leaseback transactions.
   Provision for overhauls increased from $74.6 million in 1997 to $78.0 million in 1998 due to an increase in the number of aircraft on which the Company collects overhaul reserves resulting in an increase in the aggregate number of hours flown for which overhaul reserves are provided.

                        PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          a)  Exhibits:

              12.  Computation of Ratios of Earnings to Fixed
Charges and
                   Preferred Stock Dividends

              27.  Financial Data Schedule

          b)  Reports on Form 8-K:

              1.   Form 8-K, event date September 24, 1998 (Item
7)

                                SIGNATURES

        Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  INTERNATIONAL LEASE FINANCE CORPORATION



November 12, 1998        /S/ Leslie L. Gonda
                         --------------------------------
                         Leslie L. Gonda
                         Chairman of the Board




November 12, 1998        /S/ Alan H. Lund
                         --------------------------------
                         Alan H. Lund
                         Executive Vice President Co-Chief
                         Operating Officer and Chief Financial
                         Officer

         INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                             INDEX TO EXHIBITS
Exhibit No.

12     Computation of Ratios of Earnings to Fixed Charges and
       Preferred Stock Dividends

27     Financial Data Schedule