Form 10-K
period 1998-12-31
INTERNATIONAL LEASE FINANCE CORP
filed 1999-03-19
CIK 714311

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________________ TO ______________________
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

     AS OF MARCH 15, 1999, THERE WERE 35,818,122 SHARES OF COMMON STOCK, NO PAR VALUE, OUTSTANDING.

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

                    INTERNATIONAL LEASE FINANCE CORPORATION

                          1998 FORM 10-K ANNUAL REPORT

                            ------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                          PAGE
                                                                          ----
Item  1.    Business....................................................    1
Item  2.    Properties..................................................    6
Item  3.    Legal Proceedings...........................................    7

                                   PART II
Item  5.    Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................    8
Item  6.    Selected Financial Data.....................................    8
Item  7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................    9
Item  7A.   Quantitive and Qualitative Disclosures About Market Risk....   13
Item  8.    Financial Statements and Supplementary Data.................   13
Item  9.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................   13

                                   PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
              8-K.......................................................   13

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

     As of December 31, 1998, the Company's lease portfolio consisted of 349 aircraft under operating lease and three aircraft under finance lease. Additionally, the Company managed 60 aircraft. See "Item 2. Properties -- Flight Equipment." At December 31, 1998, the Company had committed to purchase 303 aircraft deliverable through 2006 at an estimated aggregate purchase price of $17.4 billion. See "Item 2.
Properties -- Commitments."

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

     The Company's aircraft are usually leased on terms under which the Company does not fully recover the acquisition cost of such aircraft. Thus, at the termination of a lease, the Company bears the risk of selling or re-leasing the aircraft on terms which will cover its remaining cost.

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

AIRCRAFT LEASING

     The initial term of the Company's current leases range in length from one year to 15 years. See "Item 2. Properties -- Flight Equipment" for information regarding scheduled lease terminations. Most of the Company's leases are operating leases under which the Company does not fully recover its aircraft cost and retains the benefit and assumes the risk of the residual value of the aircraft. The Company on occasion also enters into finance and sales-type leases where the full cost of the aircraft is substantially recovered over the term of the lease. At December 31, 1998, three of the Company's leases were accounted for as finance leases. The aircraft under operating leases are included as assets on the Company's balance sheet and depreciation is charged to income over the estimated useful lives of the aircraft. In accordance with generally accepted accounting principles, rentals are reported ratably as revenue over the lease term as they become due and are earned. The Company attempts to maintain a mix of short- and medium-term leases to balance the benefits and risks associated with different lease terms. Varying lease terms mitigate the effects of changes in prevailing market conditions at the time aircraft become eligible for re-lease or sale and the uncertainty associated with estimating residual value of the aircraft at the termination of the lease.

     All leases are on a "net" basis with the lessee responsible for all operating expenses, which customarily include fuel, crews, airport and navigation charges, taxes, licenses, registration and insurance. Normal maintenance and repairs; airframe and engine overhauls; and compliance with return conditions of flight equipment on lease are provided by and paid for by the lessee. Under the provisions of most leases, for certain airframe and engine overhauls, the lessee is reimbursed by the Company for costs incurred up to but not exceeding related contingent rentals paid to the Company by the lessee. Such rentals are included in the caption Rental of flight equipment. The Company provides a charge to operations for such reimbursements based on the estimated reimbursements expected during the life of the lease, which amount is included in overhaul reserves. The lessee is responsible for compliance with all applicable laws and regulations with respect to the aircraft. The Company requires its lessees to comply with the most restrictive standards of either the Federal Aviation Administration (the "FAA") or its foreign equivalent. The Company makes periodic inspections of the condition of its leased aircraft. Generally, the Company requires a deposit which is security for the condition of aircraft upon return to the Company, the rental payments by the lessee and the performance of other obligations by the lessee under the lease. In addition, the leases contain extensive provisions regarding the remedies and rights of the Company in the event of a default thereunder by the lessee and specific provisions regarding the condition of the aircraft upon redelivery to the Company. The lessee is required to continue lease payments under all circumstances, including periods during which the aircraft is not in operation for maintenance, grounding or any other reason whatsoever.

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

     The Company has guaranteed certain obligations for entities in which it has an investment, which aggregate approximately $57,088,000. Additionally, the Company guaranteed a customer's $3,300,000 loan, collateralized by flight equipment. See Note K of Notes to Consolidated Financial Statements.

FLEET MANAGEMENT SERVICES

     The Company provides fleet management services to third party operating lessors who are unable or unwilling to perform this service as part of their own operation. The Company typically provides the same services that it performs for its own fleet. Specifically, the Company provides leasing, re-leasing and sales services on behalf of the lessor for which the Company receives a fee.

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

CUSTOMERS

     At December 31, 1998, lessees of the Company included: (domestic) Alaska Airlines, American Trans Air, Continental Airlines, Frontier Airlines, North American Airlines, Southwest Airlines, Trans World Airlines (TWA) and World Airways; (foreign) Aer Lingus, Aeroflot, Aero Lloyd Flugreisen, Aeromexico, Aeroperu, Air 2000, Air Afrique, Air Alfa, Air Canada, Air Europa (Air Espana
SPA), Air Europe SpA, Air France, Air Jamaica, Air Macau, Air Madagascar, Air Mauritius, Air New Zealand, Air Seychelles, Air Transat, Air Vanuatu, Air World, Alitalia, Ansett, Asiana Airlines, Avianca, Braathens S.A.F.E., Britannia Airways, British Airways, British Midland Airways, Caledonian, Canada 3000, Canadian Airlines, Cathay Pacific, China Airlines, China Hainan Airlines, China Southern Airlines, China Southwest Airlines, China Xinjiang, Color Air, Constellation, El Al Israel Airlines, Emirates, Estonian Air, Far Eastern Air Transport, Finnair, Flying Colours, Garuda Indonesia, GB Airways, Hapag-Lloyd Flug, Hong Kong Dragon Airlines (Dragonair), Icelandair, Kenya Airways, KLM Royal Dutch Airlines, L'Aeropostale, LACSA, Lineas Aereas Privadas Argentinas, S.A. (LAPA), Lithuanian, Lloyd Aero Boliviano (LAB), LAN Chile, Lotus Air, LTU Luftransport-Unternehmen, Lufthansa, Malaysian Airline System, Martinair Holland, Mexicana, Middle East Airlines Airliban, Monarch Airlines, Olympic Airways, ONUR Air, Passaredo, Pegasus, Polynesian Airlines, QANTAS Airways, Rio Sul, Royal Jordanian, Sabre Airways, SAETA, Sahara India Airlines, Shanghai, Sichuan Airlines, Skymark, Skyservice Airlines, Sterling European, Surinam, Swissair, TACV Cabo Verde, TAP Air Portugal, TEA Basel, Turk Hava Yollari (THY), TransAer, Transaero Airlines, Transavia, Transbrasil, Varig, Virgin Atlantic Airways, VIVA Airways, Wuhan Airlines and Xiamen Airlines. No single customer accounted for more than 10% of total revenues in any of the last three years.

     Revenues include rentals of flight equipment to foreign airlines of $1,623,891,000 (1998), $1,472,075,000 (1997) and $1,202,651,000 (1996)
comprising 87.6%, 85.0% and 83.3%, respectively, of total rentals of flight equipment. See Note J of Notes to Consolidated Financial Statements.

     The following table sets forth the dollar amount and percentage of total rental revenues attributable to the indicated geographic areas for the years indicated:

                                            1998                  1997                  1996
                                     ------------------    ------------------    ------------------
                                       AMOUNT       %        AMOUNT       %        AMOUNT       %
                                     ----------   -----    ----------   -----    ----------   -----
                                                         (DOLLARS IN THOUSANDS)
Europe.............................  $  798,773    43.1%   $  705,128    40.7%   $  551,703    38.2%
Asia/Pacific.......................     410,600    22.1       358,687    20.7       332,159    23.0
United States and Canada...........     333,472    18.0       345,143    19.9       304,801    21.1
Central, South America and
  Mexico...........................     190,572    10.3       211,152    12.2       165,819    11.5
Africa and the Middle East.........     120,566     6.5       112,557     6.5        89,957     6.2
                                     ----------   -----    ----------   -----    ----------   -----
                                     $1,853,983   100.0%   $1,732,667   100.0%   $1,444,439   100.0%
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

     The Company has restructured leases with both foreign and domestic lessees. Such restructurings have involved the voluntary termination of leases prior to lease expiration, the replacement of leased aircraft with smaller, less expensive leased aircraft, the arrangement of subleases from the primary lessee to another airline and the rescheduling of lease payments. In 1996, the Company repossessed one aircraft that was promptly re-leased. In addition, the Company terminated early the leases of four aircraft. In this case, two of the aircraft were sold and two were promptly re-leased. No aircraft were repossessed in 1997. In 1998, the Company repossessed three owned and two managed aircraft, all from one airline, subsequent to the airline's bankruptcy proceeding. All of the aircraft were promptly re-leased.

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

EMPLOYEES

     The Company is in a capital intensive rather than a labor intensive business. As of December 31, 1998, the Company had 92 full-time employees, which it considered adequate for its business operations. The Company will expand its management and administrative personnel, as necessary, to meet future growth. None of the Company's employees is covered by a collective bargaining agreement and the Company believes that it has maintained excellent employee relations. The Company provides certain employee benefits, including retirement plans and health, life, disability and accident insurance.

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

RECENT EVENTS

     Due to the economic problems in Brazil, ILFC has initiated discussions with its Brazilian lessees to restructure lease agreements. Discussions with these lessees continue, and the impact of possible restructurings cannot be determined at this time. Lease revenues from Brazilian lessees were $55.4 million in 1998.

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

     At December 31, 1998, all of the Company's fleet was Stage III compliant, meaning that the aircraft hold or are capable of holding a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention or have been shown to comply with the Stage III noise levels set out in Section 36.5 of Appendix C of Part 36 of the Federal Aviation Regulations of the United States. At December 31, 1998, the average age of the Company's aircraft was 3.78 years.

     The following table shows the scheduled lease terminations (for the minimum noncancelable period) by aircraft type for the Company's lease portfolio at December 31, 1998:

        AIRCRAFT TYPE          1999   2000   2001   2002   2003   2004   2005   2006   2007   2008   2010   TOTAL
        -------------          ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   -----
737-300/400/500..............    7     22     18     18     25      8      4     1      1                    104
737-600/700/800..............                                              4     4      2             1       11
757-200......................    3     11      6      3      3      2      9     9      7      1              54
767-200......................           1      2                                                               3
767-300......................    2      4      6      7      7      5      2     2      1      2              38
777-200......................                                              2     3                             5
747-300......................                                2                                                 2
747-400......................           3             4      2             1                                  10
MD-83........................    2      1                                                                      3
MD-87........................                  1                                                               1
MD-11........................                                       3      3                                   6
A300-600R....................           2      1      1      1      1      1                                   7
A310-300.....................    4             2             1                                                 7
A319.........................                         2                          4                             6
A320.........................    2      7      3      5     16      5      1     4                            43
A321.........................           4      4      5      3             2            1      2              21
A330-200.....................                                                    2             1               3
A330-300.....................    6      1      3             1                                                11
A340.........................    1      7      2      1                                                       11
                                --     --     --     --     --     --     --     --     --     --     --     ---
Total........................   27     63     48     46     61     24     29    29     12      6      1      346

---------------

     This schedule does not include three Boeing 737-500 aircraft committed for sale in 1999. This schedule includes 20 aircraft leased by the Company and subleased to others.

COMMITMENTS

     At December 31, 1998, the Company had committed to purchase the following aircraft at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $17.4 billion for delivery as shown:

           AIRCRAFT TYPE              1999   2000   2001   2002   2003   2004   2005   2006   TOTAL
           -------------              ----   ----   ----   ----   ----   ----   ----   ----   -----
737-600/700/800(a)..................    8      9     12     11     13     13     10      9      85
757-200.............................    7      4      3      2      1                           17
767-300.............................    4      4      2      1      1      1                    13
767-400.............................                  1      2      1                            4
777-200.............................    4      3      4      4      4      4      3      3      29
747-400.............................    2                                                        2
A319................................    5      9      5      6      6      6      6             43
A320-200............................    6      5      6      4      3      5      4      2      35
A321-200............................    9      5      3      3      2      2      2             26
A330-200............................   10      4      4      4      4      4      1             31
A340/300/500/600(a).................    1      1      2      5      3      2      2      2      18
                                       --     --     --     --     --     --     --     --     ---
          Total.....................   56     44     42     42     38     37     28     16     303

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

     The aircraft listed above are being purchased pursuant to master agreements with each of The Boeing Company ("Boeing") and AVSA, S.A.R.L., the sales subsidiary of Airbus Industrie ("Airbus"). These agreements establish the pricing formulas (which include certain price adjustments based upon inflation and other factors) and various other terms with respect to the purchase of aircraft. Under certain circumstances, the Company has the right to alter the mix of aircraft type ultimately acquired. As of December 31, 1998, the Company had made non-refundable deposits (exclusive of capitalized interest) with respect to the aircraft which the Company has committed to purchase of approximately $440,254,000 and $388,387,000 with Boeing and Airbus, respectively.

     As of March 15, 1999, the Company had entered into contracts for the lease of all of the 56 aircraft to be delivered in 1999, 35 of the 44 aircraft to be delivered in 2000, 19 of the 42 aircraft to be delivered in 2001, 3 of the 42 aircraft to be delivered in 2002 and none of the 119 aircraft to be delivered subsequent to 2002. The Company will need to find customers for aircraft presently on order and any new aircraft ordered and arrange financing for portions of the purchase price of such equipment. Although the Company has been successful to date in placing its new aircraft on lease or sales contracts, and has obtained adequate financing in the past, there can be no assurance as to the future continued availability of lessees or purchasers, or of sufficient amounts of financing on terms acceptable to the Company.

FACILITIES

     The Company's principal offices are located at 1999 Avenue of the Stars, Los Angeles, California. The Company occupies space under leases which expire in 2000. The leases cover approximately 30,000 square feet of office space, provide for annual rentals of approximately $1,597,000, and the rental payments thereunder are subject to certain indexed escalation provisions.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any significant legal proceedings.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company is indirectly wholly owned by AIG and the Company's Common Stock is not listed on any national exchange or traded in any established market. During the years ended December 31, 1998, 1997 and 1996, the Company paid cash dividends to its parent company of $25,200,000, $19,700,000 and $20,600,000, respectively. It is the intent of the Company to pay its parent company an annual dividend of at least 7% of net income subject to the dividend preference of any preferred stock outstanding. Under the most restrictive provisions of the Company's borrowing arrangements, consolidated retained earnings at December 31, 1998 in the amount of $582,174,000 were unrestricted as to the payment of dividends.

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

                                                       YEARS ENDED DECEMBER 31,
                                  -------------------------------------------------------------------
                                     1994          1995          1996          1997          1998
                                  -----------   -----------   -----------   -----------   -----------
                                                     (DOLLAR AMOUNTS IN THOUSANDS)
OPERATING DATA:
Rentals of flight equipment.....  $   993,596   $ 1,254,020   $ 1,444,439   $ 1,732,667   $ 1,853,983
Flight equipment marketing......       76,193       119,078       136,099       176,005       117,194
Interest and other income.......       40,267        49,390        51,976        49,335        74,489
Total revenues..................    1,110,056     1,422,488     1,632,514     1,958,007     2,045,666
Expenses........................      798,049     1,084,142     1,237,575     1,431,848     1,483,392
Income before income taxes......      312,007       338,346       394,939       526,159       562,274
Net income......................      201,943       196,437       251,774       338,684       369,352
RATIO OF EARNINGS TO FIXED
  CHARGES AND PREFERRED STOCK
  DIVIDENDS(1):                         1.59x         1.43x         1.47x         1.58x         1.60x
BALANCE SHEET DATA:
Flight equipment under operating
  leases (net of accumulated
  depreciation).................  $ 8,851,079   $10,762,870   $12,182,774   $12,792,531   $14,872,430
Net investment in finance and
  sales-type leases.............       92,233        86,237       103,629        98,026        89,904
Total assets....................   10,386,256    12,329,182    13,725,596    14,551,954    16,379,632
Total debt......................    7,583,006     8,892,634     9,794,260     9,954,362    11,184,010
Shareholders' equity............    1,640,772     2,000,107     2,214,552     2,517,188     2,844,375
OTHER DATA:
Aircraft owned at period
  end(2)........................          270           278           296           299           329
Aircraft sold or remarketed
  during the period.............           24            41            37            57            31

---------------

(1) See Exhibit 12.

(2) See "Item 2. Properties -- Flight Equipment."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INDUSTRY CONDITION

     From time to time, certain of the Company's customers have experienced economic difficulties resulting in the Company's participation in customer restructurings. Such restructurings have involved the voluntary early termination of leases and the rescheduling of payments. In addition, in certain circumstances, the Company has been required to repossess aircraft. Three aircraft owned by the Company were repossessed in 1998 and promptly re-leased. See "Item 1. Business -- Customers."

FINANCIAL CONDITION

     The Company borrows funds to purchase flight equipment, including funds for progress payments during the construction phase, principally on an unsecured basis from various sources. At December 31, 1998, 1997 and 1996, the Company's debt financing and capital lease obligations were comprised of the following:

                                           1998           1997          1996
                                        -----------    ----------    ----------
                                                (DOLLARS IN THOUSANDS)
Public term debt with single
  maturities..........................  $ 3,825,000    $3,950,000    $3,500,000
Public medium-term notes with varying
  maturities..........................    3,348,350     2,896,865     2,563,720
Capital lease obligations.............      810,768       903,320       995,872
Bank and other term debt..............           --            --            --
                                        -----------    ----------    ----------
          Total term debt and
            capital lease
            obligations...............    7,984,118     7,750,185     7,059,592
Commercial paper......................    3,214,744     2,212,601     2,757,417
Less: Deferred debt discount..........      (14,852)       (8,424)      (22,749)
                                        -----------    ----------    ----------
          Debt financing and capital
            lease obligations.........  $11,184,010    $9,954,362    $9,794,260
                                        ===========    ==========    ==========
Composite interest rate...............        6.03%         6.44%         6.23%
Percentage of total debt at fixed
  rate................................       64.20%        76.49%        68.95%
Composite interest rate on fixed
  debt................................        6.41%         6.63%         6.58%
Bank prime rate.......................        7.75%         8.50%         8.25%

     The interest on substantially all of the public debt (exclusive of the commercial paper) is fixed for the term of the note. As of December 31, 1998, the Company had committed revolving loans and lines of credit with 51 commercial banks aggregating $2.75 billion and uncommitted lines of credit with one bank for varying amounts. Bank debt principally provides for interest rates that vary according to the pricing option in effect at the time of borrowing and range from prime to .20% over LIBOR at the Company's option. Bank financings are subject to facility fees of up to .08% of amounts available. Bank financing is used primarily as backup for the Company's Commercial Paper program.

     In January 1999, the Company replaced $1.35 billion of the committed revolving loans with a new, expanded facility for $1.50 billion. The facility is a 364 day commitment with an 8 basis point annual facility fee. The pricing options available are prime and .22% over LIBOR to .32% over LIBOR, based upon utilization.

     As of December 31, 1998, the Company had an effective shelf registration statement with respect to $2.13 billion of debt securities, under which $525 million of notes were sold through 1998. Additionally, a $1.25 billion Medium-Term Note program was implemented under the shelf registration statement, under which $1.04 billion was sold through 1998. Through March 15, 1999, the Company increased the size of the Medium-Term Note program to $1.605 billion and sold an additional $465 million of Medium-Term Notes.

     In March 1999, a new registration statement of the Company with respect to $2.0 billion of debt securities was declared effective.

     The Company has Export Credit Lease financings which provide ten year, amortizing loans in the form of capital lease obligations. The interest rate on 62.5% of the original financing available is 6.55% and the interest rate on 22.5% of the original financing available varies between 6.18% and 6.89%. These two tranches are guaranteed by various European Export Credit Agencies. The remaining 15% of the original financing available provides for LIBOR based pricing.

     In January 1999, the Company entered into a new Export Credit Facility, up to a maximum of $4.3 billion, for approximately 75 aircraft to be delivered from 1999 through 2001. The Company has the right, but is not required, to use the facility to fund 85% of each aircraft's purchase price. This facility is guaranteed by various European Expert Credit Agencies. The interest rate varies from 5.753% to 5.898% on the first 75 aircraft depending on the delivery date of the aircraft. Through March 15, 1999, the Company borrowed $403.7 million under this facility.

     In 1995, 1996 and 1997, the Company, through unrestricted subsidiaries, entered into sale-leaseback transactions providing proceeds to the Company in the amounts of $413.0 million, $507.6 million and $601.9 million, respectively, each relating to seven aircraft. The transactions resulted in the sale and leaseback of these aircraft for one year operating leases, each with six one year extension options for a total of seven years for each aircraft. The Company has the option to either buy back the aircraft or redeliver the aircraft for a fee to the lessor at the end of any lease period. The lease rates equate to fixed principal amortization and floating interest payments based on LIBOR or commercial paper pricing. As of December 31, 1998, the Company had repurchased one aircraft which was sold to a third party in January, 1998.

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

     Measuring potential losses in fair values has recently become the focus of risk management efforts by many companies. Such measurements are performed through the application of various statistical techniques. One such technique is Value at Risk (VaR), a summary statistical measure that uses historical interest rates and estimates the volatility and correlation of these rates to calculate the maximum loss that could occur over a defined period of time given a certain probability.

     ILFC believes that statistical models alone do not provide a reliable method of monitoring and controlling market risk. While VaR models are relatively sophisticated, the quantitative market risk information generated is limited by the assumptions and parameters established in creating the related models. Therefore, such models are tools and do not substitute for the experience or judgment of senior management.

     ILFC is exposed to market risk and the risk of loss of fair value resulting from adverse fluctuations in interest rates. As of December 31, 1998, ILFC statistically measured the loss of fair value through the application of a VaR model. In this analysis the net fair value of ILFC was determined using the financial instrument assets, which included the tax adjusted future flight equipment lease revenue, and the financial instrument liabilities, which included the future servicing of the current debt. The estimated impact of the current derivative positions was also taken into account.

     ILFC calculated the VaR with respect to the net fair value using the variance-covariance (delta-normal) methodology. This calculation also used daily historical interest rates for the two years ending December 31, 1998. The VaR model estimated the volatility of each of these interest rates and the correlation among them. The yield curve was constructed using eleven key points on the curve to model possible curve movements. Thus, the VaR measured the sensitivity of the assets and liabilities to the calculated interest rate exposures. These sensitivities were then applied to a database, which contained the historical ranges of movements in interest rates and the correlation among them. The results were aggregated to provide a single amount that depicts the maximum potential loss in fair value of a confidence level of 95 percent for a time period of one month. As December 31, 1998, the VaR of ILFC with respect to its aforementioned net fair value was $9 million.

RESULTS OF OPERATIONS

     The increase in revenues from rentals of flight equipment from $1,444.4 million in 1996 to $1,732.7 million in 1997 to $1,854.0 million in 1998 is due to the increase in the number of aircraft available for operating lease from 306 in 1996, to 319 in 1997 to 349 in 1998. The increase is also attributable to the increase in the cost of the leased fleet, which includes aircraft subject to sale-leaseback transactions from which rental income is earned, from $14.4 billion in 1996 to $15.9 billion in 1997 and $18.3 billion in 1998. Additionally, the percentage of widebodies, for which higher lease payments are typically received, has increased from 25% to 28% to 30% of the fleet in 1996, 1997 and 1998, respectively.

     In addition to its leasing operations, the Company engages in the marketing of flight equipment at the end of, or during, the lease term, as well as the sales of flight equipment on a principal and commission basis. Revenue from such flight equipment marketing increased from $136.1 million in 1996 to $176.0 million in 1997, and decreased to $117.2 million in 1998 as a result of the type and the number of the flight equipment marketed in each period which fluctuated from 36 aircraft in 1996 to 57 aircraft in 1997 and to 31 aircraft in 1998.

     In addition, the Company sold seven engines (1996), 11 engines (1997) and 15 engines (1998).

     Interest expense fluctuated from $573.6 million in 1996 to $642.3 million in 1997, to $640.0 million in 1998, as a result of an increase in debt outstanding, excluding the effect of debt discount, from $9.817 billion in 1996 to $9.963 billion in 1997 to $11.200 billion in 1998, to finance aircraft acquisitions, offset in part by lower composite borrowing rates in 1998. The Company's composite borrowing rate fluctuated as follows:

December 31, 1995...........................................  6.47%
March 31, 1996..............................................  6.31
June 30, 1996...............................................  6.22
September 30, 1996..........................................  6.28
December 31, 1996...........................................  6.23
March 31, 1997..............................................  6.20
June 30, 1997...............................................  6.32
September 30, 1997..........................................  6.34
December 31, 1997...........................................  6.44
March 31, 1998..............................................  6.29
June 30, 1998...............................................  6.22
September 30, 1998..........................................  6.18
December 31, 1998...........................................  6.03

     Depreciation of flight equipment increased from $485.1 million in 1996 to $546.2 million in 1997 to $556.1 million in 1998 due to the addition of aircraft. The cost of flight equipment during the same periods increased from $13.7 billion at December 31, 1996 to $14.4 billion at December 31, 1997 to $16.9 billion at December 31, 1998. The increase in depreciation expense due to increased flight equipment cost was partially offset by increasing depreciation taken in 1996 and 1997 on older aircraft, which were acquired used, that were either sold or fully depreciated prior to the end of 1997.

     Provisions for overhauls also increased from $85.1 million in 1996 to $99.5 million in 1997 to $102.5 million in 1998 due to an increase in the number of aircraft on which the Company collects overhaul reserves resulting in an increase in the aggregate number of hours flown for which overhaul reserves are provided.

     Rent expense increased from $51.8 million in 1996 to $103.9 million in 1997 to $138.4 million in 1998 due to the increase in the number of sale-leaseback transactions from 14 aircraft in 1996 to 20 in 1997 and 1998.

     The effective tax rate decreased from 36.2% in 1996 to 35.7% in 1997 to 34.3% in 1998.

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

     The plan for addressing internal systems includes: an assessment of internal IT and non-IT systems and equipment affected by the Year 2000 issue; definition of strategies to address affected systems and equipment; remediation of identified affected systems and equipment; and review and approval by AIG that each internal system is Year 2000 compliant. The Company has completed this project and testing results have been reviewed and approved by AIG staff.

     The plan for addressing third party critical dependencies includes: identification of third party critical dependencies including lessees, vendors and financial institutions; circulation to all applicable third parties of a written request for their plans and progress in addressing the Year 2000 issue; evaluation of responses; and development of contingency plans to address risks of non-compliance by third parties. The Company has completed the identification of critical dependencies and the circulation of requests for Year 2000 compliance status. The Company has received responses from 80% of the third parties identified. Based upon these responses, the Company has concluded that 65% of critical dependencies are or will be Year 2000 compliant before December 31, 1999. Follow up with non-compliant third parties and those who have not responded is ongoing.

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

     While the Company expects to have no interruption of operations as a result of internal IT and non-IT systems, significant uncertainties remain about the effect of third party critical dependencies who are not Year 2000 compliant. The Company is developing contingency plans for critical vendors.

     The Company is not aware of any significant Year 2000 system issues with respect to the airworthiness of aircraft; however, should such an issue result in Airworthiness Directives or other manufacturer recommended maintenance, the implementation and the majority of the cost of such implementation would be the responsibility of the aircraft lessee. The Company has notified the lessees of this responsibility. Any resulting costs to the Company cannot be estimated at this time.

     Non-compliance on the part of a lessee could result in inadequate insurance coverage, lost revenue, and an inability to make lease payments to the Company. Non-compliance by the lessee's financial institution could also affect the ability to process lease payments. The Company has attempted to mitigate such risks by inquiring of each lessee about its Year 2000 plans, including whether they have addressed the issue with their financial institution.

     Non-compliant manufacturing systems at the Company's primary vendors of aircraft and engines may affect their ability to deliver products on a timely basis. As there is no alternative source of supply, such an occurrence would limit the Company's future growth opportunities.

     A possible scenario would be that a large number of lessees will be unable to operate and generate revenues and as a result be unable to make lease payments. The Company is unable to estimate the likelihood or the magnitude of the resulting lost revenue at this time. Should this occur, the Company would attempt to repossess aircraft from non-compliant lessees and place the aircraft with compliant lessees. No assurances can be given that the Company would be able to re-lease such aircraft at favorable terms or at all. If a significant number of aircraft could not be re-leased at favorable terms or at all, or their re-lease is delayed, the Company's business, financial condition and results of operations would be adversely affected.

     Certain of the statements in this discussion, as well as other forward-looking statements within this document, contain estimates and projections of cash flows and debt financing to support future capital requirements. While these forward-looking statements are made in good faith, future operating, market, competitive, economic and other conditions and events could cause actual results to differ materially from those in the forward-looking statements.

NEW ACCOUNTING PRONOUNCEMENTS, ISSUED BUT NOT YET EFFECTIVE

     On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company had not yet determined the impact that the adoption of FAS 133 will have on its earnings or statement of financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this Item is submitted as a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

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

     (b) Reports on Form 8-K: None.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                                   FORM 10-K
                           ITEMS 8, 14(a), AND 14(c)

            INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

     The following consolidated financial statements of the Company and its subsidiaries required to be included in Item 8 are listed below:

                                                              PAGE
                                                              ----
Reports of Independent Auditors.............................  16-17
Consolidated Financial Statements:
  Balance Sheets at December 31, 1997 and 1998..............     18
  Statements of Income for the years ended December 31,
     1996, 1997 and 1998....................................     19
  Statements of Shareholders' Equity for the years ended
     December 31, 1996, 1997 and 1998.......................     20
  Statements of Cash Flows for the years ended December 31,
     1996, 1997 and 1998....................................  21-22
  Notes to Consolidated Financial Statements................     23

     The following financial statement schedule of the Company and its subsidiaries is included in Item 14(a)(2):

SCHEDULE NUMBER                           DESCRIPTION                           PAGE
---------------                           -----------                           ----
      II          Valuation and Qualifying Accounts...........................   36

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
  4.1      Indenture dated as of November 1, 1991, between the Company and U.S. Bank Trust National Association (successor to
           Continental Bank, National Association), as Trustee (filed as an exhibit to Registration Statement No. 33-43698 and
           incorporated herein by reference).
  4.2      The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of
           long-term debt of the Company and its subsidiaries, the
           authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
 10.1      Revolving Credit Agreement, dated as of January 17, 1997,
           among the Company, Union Bank of Switzerland, New York
           Branch, and the other banks listed therein providing up to
           $1,250,000,000 (five year facility) (filed as an exhibit to
           Form 10-K for the year ended March 31, 1996 and incorporated herein by reference).
 10.2      Revolving Credit Agreement, dated as of January 15, 1999,
           among the Company, Citicorp USA, Inc., and the other banks listed therein providing up to $1,500,000,000 (364 day
           facility).
 10.3      Aircraft Facility Agreement, dated as of January 19, 1999, among the Company, Halifax PLC and the other banks listed
           therein providing up to $4,327,260,000 for the financing of approximately seventy-five Airbus aircraft.
  12.      Computation of Ratio of Earnings to Fixed Charges and
           Preferred Stock Dividends.
 23.1      Consent of PricewaterhouseCoopers LLP.
 23.2      Consent of Ernst and Young LLP.
  27.      Financial Data Schedule.

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
International Lease Finance Corporation
Los Angeles, California

     In our opinion, the consolidated financial statements listed in the index appearing under Items 14(a)(1) and (2) on page 14 present fairly, in all material respects, the financial position of International Lease Finance Corporation and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
February 9, 1999

                         REPORT OF INDEPENDENT AUDITORS

Shareholders And Board of Directors
International Lease Finance Corporation
Los Angeles, California

     We have audited the accompanying consolidated statements of income, shareholders' equity, and cash flows of International Lease Finance Corporation and subsidiaries for the year ended December 31, 1996. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of International Lease Finance Corporation and subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Century City,
Los Angeles, California
February 19, 1997

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                       DECEMBER 31,
                                                                --------------------------
                                                                   1998           1997
                                                                -----------    -----------
Cash, including interest bearing accounts of
  $33,716 (1998) and $35,113 (1997).........................    $    52,723    $    63,754
Current income taxes........................................         16,007             --
Notes receivable............................................        340,344        467,688
Net investment in finance and sales-type leases.............         89,904         98,026
Flight equipment under operating leases.....................     16,860,789     14,425,091
  Less accumulated depreciation.............................      1,988,359      1,632,560
                                                                -----------    -----------
                                                                 14,872,430     12,792,531
Deposits on flight equipment purchases......................        906,197      1,017,628
Accrued interest, other receivables and other assets........         60,754         60,416
Investments.................................................         11,771         18,731
Deferred debt issue costs -- less accumulated amortization
  of
  $62,115 (1998) and $52,444 (1997).........................         29,502         33,180
                                                                -----------    -----------
                                                                $16,379,632    $14,551,954
                                                                ===========    ===========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued interest and other payables.........................    $   235,046    $   214,106
Current income taxes........................................             --         64,891
Debt financing, net of deferred debt discount of
  $14,852 (1998) and $8,424 (1997)..........................     10,373,242      9,051,042
Capital lease obligations...................................        810,768        903,320
Security and other deposits on flight equipment.............        863,832        744,800
Rentals received in advance.................................        119,682        129,586
Deferred income taxes.......................................      1,132,687        927,021
Commitments and contingencies -- Note K

SHAREHOLDERS' EQUITY
  Preferred stock -- no par value; 20,000,000 authorized
     shares
  Market Auction Preferred Stock, $100,000 per share
     liquidation value; Series A, B, C, D, E, F, G and H
     (1998 and 1997), each having
     500 shares issued and outstanding......................        400,000        400,000
  Common stock -- no par value; 100,000,000 authorized
     shares, 35,818,122 shares (1998 and 1997) issued and
     outstanding............................................          3,582          3,582
  Paid-in capital...........................................        579,955        579,955
  Retained earnings.........................................      1,860,838      1,533,651
                                                                -----------    -----------
                                                                  2,844,375      2,517,188
                                                                -----------    -----------
                                                                $16,379,632    $14,551,954
                                                                ===========    ===========

                            See accompanying notes.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                             ------------------------------------
                                                                1998         1997         1996
                                                             ----------   ----------   ----------
Revenues:
  Rental of flight equipment...............................  $1,853,983   $1,732,667   $1,444,439
  Flight equipment marketing...............................     117,194      176,005      136,099
  Interest and other.......................................      74,489       49,335       51,976
                                                             ----------   ----------   ----------
                                                              2,045,666    1,958,007    1,632,514
Expenses:
  Interest.................................................     639,964      642,321      573,599
  Depreciation of flight equipment.........................     556,082      546,226      485,102
  Provision for overhaul...................................     102,508       99,458       85,083
  Flight equipment rent expense............................     138,392      103,883       51,809
  Selling, general and administrative......................      46,446       39,960       41,982
                                                             ----------   ----------   ----------
                                                              1,483,392    1,431,848    1,237,575
                                                             ----------   ----------   ----------
     INCOME BEFORE INCOME TAXES............................     562,274      526,159      394,939
Provision for income taxes.................................     192,922      187,475      143,165
                                                             ----------   ----------   ----------
     NET INCOME............................................  $  369,352   $  338,684   $  251,774
                                                             ==========   ==========   ==========

                            See accompanying notes.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                         MARKET AUCTION
                                         PREFERRED STOCK           COMMON STOCK
                                      ---------------------    --------------------
                                      NUMBER OF                NUMBER OF               PAID-IN      RETAINED
                                       SHARES       AMOUNT       SHARES      AMOUNT    CAPITAL      EARNINGS       TOTAL
                                      ---------    --------    ----------    ------    --------    ----------    ----------
Balance at December 31, 1995........    4,000      $400,000    35,818,122    $3,582    $580,085    $1,016,440    $2,000,107
  Sale of MAPS preferred............                                                       (130)                       (130)
  Dividend to AIG...................                                                                  (20,600)      (20,600)
  Preferred stock dividends.........                                                                  (16,599)      (16,599)
  Net income........................                                                                  251,774       251,774
                                        -----      --------    ----------    ------    --------    ----------    ----------
Balance at December 31, 1996........    4,000      $400,000    35,818,122    $3,582    $579,955    $1,231,015    $2,214,552
  Dividends to AIG..................                                                                  (19,700)      (19,700)
  Preferred stock dividends.........                                                                  (16,348)      (16,348)
  Net income........................                                                                  338,684       338,684
                                        -----      --------    ----------    ------    --------    ----------    ----------
Balance at December 31, 1997........    4,000      $400,000    35,818,122    $3,582    $579,955    $1,533,651    $2,517,188
  Dividends to AIG..................                                                                  (25,200)      (25,200)
  Preferred stock dividends.........                                                                  (16,965)      (16,965)
  Net income........................                                                                  369,352       369,352
                                        -----      --------    ----------    ------    --------    ----------    ----------
Balance at December 31, 1998........    4,000      $400,000    35,818,122    $3,582    $579,955    $1,860,838    $2,844,375
                                        =====      ========    ==========    ======    ========    ==========    ==========

                            See accompanying notes.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1998          1997          1996
                                                              -----------   -----------   -----------
OPERATING ACTIVITIES:
  Net income................................................  $   369,352   $   338,684   $   251,774
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation of flight equipment........................      556,082       546,226       485,102
    Deferred income taxes...................................      205,666       117,727       148,356
    Amortization of deferred debt issue costs...............       10,242         9,505         8,841
    Gain on sale of flight equipment included in amount
      financed..............................................      (10,747)      (30,369)      (16,063)
    Increase in notes receivable............................      (18,591)         (712)      (66,721)
    Equity in net (income) loss of affiliates...............       (1,159)         (632)         (788)
    Change in unamortized debt discount.....................       (6,428)       14,325        (7,057)
  Changes in operating assets and liabilities:
    (Increase) decrease in accrued interest, other
      receivables and other assets..........................         (338)       (9,521)       37,096
    Increase (decrease) in accrued interest and other
      payables..............................................       20,940        (5,005)       22,435
    (Increase) decrease in current income taxes
      receivable............................................      (80,898)       81,311        14,383
    (Decrease) increase in rentals received in advance......       (9,904)       52,479        (3,704)
                                                              -----------   -----------   -----------
Net cash provided by operating activities...................    1,034,217     1,114,018       873,654
                                                              -----------   -----------   -----------
INVESTING ACTIVITIES:
  Acquisition of flight equipment for operating leases......   (3,274,247)   (3,289,744)   (3,210,986)
  Decrease (increase) in deposits and progress payments.....      111,431      (156,273)      (55,785)
  Proceeds from disposal of flight equipment -- net of
    gain....................................................      587,882     2,038,390     1,194,946
  Advances on notes receivable..............................       (7,000)           --            --
  Collections on notes receivable...........................      214,067        82,464       163,298
  Collections on finance and sales-type leases..............        8,122        11,049         7,781
  Purchase of investments...................................           (6)           --            --
  Dividend from unconsolidated subsidiary...................        8,125            --            --
                                                              -----------   -----------   -----------
Net cash used in investing activities.......................   (2,351,626)   (1,314,114)   (1,900,746)
                                                              -----------   -----------   -----------
FINANCING ACTIVITIES:
  Proceeds from debt financing and capital lease
    obligations.............................................    5,772,791     6,084,081     5,042,064
  Payments in reduction of debt financing and capital lease
    obligations.............................................   (4,536,715)   (5,938,304)   (4,133,381)
  Proceeds from sale of MAPS preferred stock (net of issue
    costs)..................................................           --            --          (130)
  Debt issue costs..........................................       (6,565)      (15,966)       (8,057)
  Payment of common and preferred dividends.................      (42,165)      (36,048)      (37,199)
  Increase in customer deposits.............................      119,032       133,529       113,256
                                                              -----------   -----------   -----------
Net cash provided by financing activities...................    1,306,378       227,292       976,553
                                                              -----------   -----------   -----------
Net increase (decrease) in cash.............................      (11,031)       27,196       (50,539)
Cash at beginning of year...................................       63,754        36,558        87,097
                                                              -----------   -----------   -----------
    Cash at end of year.....................................  $    52,723   $    63,754   $    36,558
                                                              ===========   ===========   ===========
(Table continued on next page)

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1998          1997          1996
                                                              -----------   -----------   -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the year for:
    Interest (net of amount capitalized $54,297 (1998),
      $48,818 (1997)
      and $50,368 (1996))...................................  $   628,819   $   619,274   $   559,437
    Income taxes (net of amounts paid)......................       68,154       (11,563)      (19,574)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  1998
    Notes and finance and sales-type leases in the amount of $107,155 were received as partial payment in exchange for flight equipment sold with a book value of $96,407.
    Flight equipment was received in exchange for notes receivable in the amount of $46,023.
  1997
    Notes and finance and sales-type leases in the amount of $125,741 were received as partial payment in exchange for flight equipment sold with a book value of $95,372.
  1996
    Notes and finance and sale-type leases in the amount of $173,404 were received as partial payment in exchange for flight equipment sold with a book value of $157,340.
    Flight equipment was received in exchange for notes receivable in the amount of $46,307.

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

     Intercompany Allocations: The Company is party to cost sharing agreements with AIG. Generally, these agreements provide for the allocation of costs upon either a specific identification basis or a proportional cost allocation basis. The charges aggregated $3,828 (1998), $4,526 (1997) and $5,595 (1996).

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

     Income Taxes: The Company and its U.S. subsidiaries are included in the consolidated federal income tax return and the combined California unitary tax return of AIG. The provision for income taxes is calculated on a separate return basis. Income tax payments are made pursuant to a tax payment allocation agreement whereby AIG credits or charges the Company for the corresponding increase or decrease (not to exceed the separate return basis calculation) in AIG's current taxes resulting from the inclusion of the Company in AIG's consolidated tax return. Intercompany payments are made when such taxes are due or tax benefits are realized by AIG.

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

     Reclassifications: Certain amounts have been reclassified in the 1997 and 1996 financial statements to conform to the Company's 1998 presentation.

NOTE B -- NOTES RECEIVABLE

     Notes receivable are primarily from the sale of flight equipment and are summarized as follows:

                                                         1998          1997
                                                       --------      --------
Fixed rate notes receivable due in varying
  installments to 2008:
  Less than 6%.....................................    $  3,504      $  3,691
  6% to 7.99%......................................     219,493       306,053
  8% to 9.99%......................................      83,711        94,788
  10% to 13%.......................................      11,199         6,126
LIBOR plus 1.1% to LIBOR plus 1.5% notes receivable
  in varying installments to 2002..................      22,437        57,030
                                                       --------      --------
                                                       $340,344      $467,688
                                                       ========      ========

     Included above, the Company had notes receivable of $10,328 (1998) and $4,374 (1997) representing restructured lease payments.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE B -- NOTES RECEIVABLE (CONTINUED)
     At December 31, 1998, the minimum future notes receivable payments to be received are as follows:

1999...................................................  $ 54,856
2000...................................................    30,905
2001...................................................    41,163
2002...................................................    33,136
2003...................................................    29,362
Thereafter.............................................   150,922
                                                         --------
                                                         $340,344
                                                         ========

     The Company sold notes receivable with certain limited recourse provisions to a related party of the Company. The notes were sold at face value including accrued interest and aggregated $68,694 in 1998 and $116,235 in 1996. The Company continues to collect payments on the notes, transfers the payments to the related party and receives a servicing fee. The Company recorded no gain or loss on the sale. The Company recorded servicing fee income of $1 (1998), $112
(1997) and $16 (1996) related to the notes sold. The Company's maximum exposure under recourse provisions was $13,739 at December 31, 1998 and $0 at December 31, 1997. During 1997 the Company repurchased one note sold in 1996. The note was not repurchased under the recourse provisions.

NOTE C -- NET INVESTMENT IN FINANCE AND SALES-TYPE LEASES

     The following lists the components of the net investment in finance and sales-type leases:

                                                           1998        1997
                                                         --------    --------
Total minimum lease payments to be received............  $ 93,832    $109,615
Estimated residual values of leased flight equipment...    19,949      19,993
Less: Unearned income..................................   (23,877)    (31,582)
                                                         --------    --------
Net investment in finance and sales-type leases........  $ 89,904    $ 98,026
                                                         ========    ========

     Minimum future lease payments to be received for flight equipment on finance and sales-type leases at December 31, 1998 are as follows:

1999....................................................  $14,681
2000....................................................   16,095
2001....................................................   16,095
2002....................................................   16,035
2003....................................................   15,843
Thereafter..............................................   15,083
                                                          -------
Total minimum lease payments to be received.............  $93,832
                                                          =======

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE D -- INVESTMENTS

     Investments consist of the following:

                                               1998                  1997
                                        ------------------    ------------------
                                        PERCENT               PERCENT
                                         OWNED     AMOUNT      OWNED     AMOUNT
                                        -------    -------    -------    -------
Cost method:
  Air Liberte.........................    (A)      $ 4,792      (A)      $ 4,792
  Others..............................               1,158                 1,150
Equity method:
  Pacific Ocean Leasing Ltd...........   50.0%       5,219     50.0%       5,995
  Pacific Asia Leasing Ltd............   25.0%         602     25.0%       6,794
                                                   -------               -------
                                                   $11,771               $18,731
                                                   =======               =======

---------------

(A) During 1997, Air Liberte was acquired by British Airways. As a result of the acquisition, ILFC's percentage ownership will be reduced. Until the acquisition is complete, ILFC's percentage ownership is not determinable.

     The Company has a 50% interest in Pacific Ocean Leasing Ltd. ("POL"), a Bermuda corporation. POL owns one Boeing 767-200 aircraft and one spare engine, both of which were on lease to an airline. POL also owns an inventory of spare parts. The aircraft and spare engine were sold in January 1999. Additionally, the Company had guaranteed the bank loan to POL (see Note K).

     The Company has a 25% interest in Pacific Asia Leasing Ltd. ("PAL"), a Bermuda corporation. PAL owned one Boeing 767-300ER aircraft on lease to an airline. The aircraft was sold in 1998. The Company had a demand note, which bore interest at Libor+1 5/8%, with PAL of $26,751 (1997). The note was paid in full as of December 31, 1998. The Company received a dividend of $8,125 in 1998.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE E -- DEBT FINANCING AND CAPITAL LEASE OBLIGATIONS

     Debt financing and capital lease obligations are comprised of the following:

                                                        1998           1997
                                                     -----------    ----------
Commercial Paper (weighted average interest rate at
  December 31, 5.30% (1998) and 5.89% (1997))......  $ 3,214,744    $2,212,601
Term Notes.........................................    3,825,000     3,950,000
Medium-Term Notes..................................    3,348,350     2,896,865
Capital Lease Obligations..........................      810,768       903,320
Less: Deferred debt discount.......................      (14,852)       (8,424)
                                                     -----------    ----------
                                                     $11,184,010    $9,954,362
                                                     ===========    ==========

  Bank Financing:

     The interest on substantially all of the public debt (exclusive of the commercial paper) is fixed for the term of the note. As of December 31, 1998, the Company had committed revolving loans and lines of credit with 51 commercial banks aggregating $2.75 billion and uncommitted lines of credit with one bank for varying amounts. Bank debt principally provides for interest rates that vary according to the pricing option in effect at the time of borrowing and range from prime to .20% over LIBOR at the Company's option. Bank financings are subject to facility fees of up to .08% of amounts available. Bank financing is used primarily as backup for the Company's Commercial Paper program.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE E -- DEBT FINANCING AND CAPITAL LEASE OBLIGATIONS (CONTINUED)
  Term Notes:

     The Company has issued the following Notes which provide for a single principal payment at maturity and cannot be redeemed prior to maturity:

                                                             INITIAL
                                                               TERM        1998         1997
                                                             --------   ----------   ----------
8 1/8% Notes due January 15, 1998...........................  3 years   $            $  150,000
5 5/8% Notes due March 1, 1998..............................  4 years                   100,000
5 3/4% Notes due March 15, 1998.............................  5 years                   100,000
7% Notes due June 1, 1998...................................  4 years                   100,000
6 1/4% Notes due June 15, 1998..............................  3 years                   100,000
Floating Rate Notes due June 19, 1998 (swapped to 6.50%)....  2 years                   100,000
5 3/4% Notes due July 1, 1998...............................  5 years                   100,000
8.35% Notes due October 1, 1998.............................  7 years                   100,000
Floating Rate Notes due November 2, 1998 (swapped to
  6.0725%)..................................................  2 years                   100,000
5 3/4% Notes due January 15, 1999...........................  5 years      150,000      150,000
5 1/2% Notes due January 15, 1999...........................  3 years      150,000      150,000
7 1/2% Notes due March 1, 1999..............................  4 years      100,000      100,000
6 5/8% Notes due April 1, 1999..............................  5 years      100,000      100,000
6.70% Notes due April 30, 1999..............................  2 years      100,000      100,000
Floating Rate Notes due June 2, 1999 (swapped to 6.64%).....  4 years      100,000      100,000
Floating Rate Notes due July 15, 1999 (swapped to 6.235%)...  4 years      100,000      100,000
6 1/2% Notes due August 15, 1999............................  7 years      100,000      100,000
6 1/8% Notes due November 1, 1999...........................  4 years      100,000      100,000
5 3/4% Notes due December 15, 1999..........................  4 years      150,000      150,000
8 1/4% Notes due January 15, 2000...........................  5 years      100,000      100,000
6 3/8% Notes due January 18, 2000...........................  3 years      200,000      200,000
6.65% Notes due April 1, 2000...............................  3 years      100,000      100,000
6.20% Notes due May 1, 2000.................................  7 years      100,000      100,000
7% Notes due May 15, 2000...................................  5 years      100,000      100,000
6 5/8% Notes due June 1, 2000...............................  3 years      100,000      100,000
6 5/8% Notes due August 15, 2000............................  4 years      100,000      100,000
6 1/4% Notes due October 15, 2000...........................  5 years      100,000      100,000
Floating Rate Notes due February 1, 2001 (swapped to
  6.53%)....................................................  4 years      100,000      100,000
8 7/8% Notes due April 15, 2001............................. 10 years      150,000      150,000
5.875% Notes due January 15, 2001...........................  3 years      200,000
6 7/8% Notes due May 1, 2001................................  4 years      100,000      100,000
5.95% Notes due June 1, 2001................................  3 years      100,000
6 1/2% Notes due July 1, 2001...............................  4 years      100,000      100,000
5 7/8% Notes due July 1, 2001...............................  3 years      125,000
6 3/8% Notes due August 1, 2001.............................  4 years      100,000      100,000
6 1/2% Notes due October 15, 2001...........................  5 years      100,000      100,000
6 3/8% Notes due February 15, 2002..........................  5 years      100,000      100,000
5.90% Notes due April 15, 2002..............................  4 years      100,000
6.00% Notes due May 15, 2002................................  4 years      100,000
6 3/8% Notes due August 1, 2002.............................  5 years      100,000      100,000
5 3/4% Notes due January 15, 2003...........................  5 years      100,000
6.00% Notes due June 15, 2003...............................  5 years      100,000
8 3/8% Notes due December 15, 2004.......................... 10 years      100,000      100,000
                                                                        ----------   ----------
                                                                        $3,825,000   $3,950,000
                                                                        ==========   ==========

---------------
See Note L -- Financial Instruments.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE E -- DEBT FINANCING AND CAPITAL LEASE OBLIGATIONS (CONTINUED)
  Medium-Term Notes:

     The Company's Medium-Term Notes have an average notional amount of $14 million, bear interest at rates varying between 4.85% and 8.55%, inclusive, with maturities from 1999 through 2005. The Medium-Term Notes provide for a single principal payment at the maturity of the respective note. They cannot be redeemed by the Company prior to maturity.

  Capital Lease Obligations:

     The Company's Capital Lease Obligations provide 10 year, fully amortizing debt in three interest rate tranches. The first 62.5% of the original debt is at a fixed rate of 6.55%. The second 22.5% of the original debt is at fixed rates varying between 6.18% and 6.89%. These two tranches are guaranteed by various European Export Credit Agencies. The final 15% of the original debt is at a floating LIBOR based rate. The debt matures through 2005. The flight equipment associated with the obligations, and included in flight equipment under operating leases in the balance sheet, had a net book value of $1,104,413 (1998) and $1,147,514 (1997).

     The following is a schedule by years of future minimum lease payments under capitalized leases together with the present value of the net minimum lease payments as of December 31, 1998:

1999.....................................................  $  144,238
2000.....................................................     138,113
2001.....................................................     131,816
2002.....................................................     125,636
2003.....................................................     119,326
Thereafter...............................................     373,301
                                                           ----------
Total minimum lease payments.............................   1,032,430
Less amount representing interest........................     221,662
                                                           ----------
Present value of net minimum lease payments..............  $  810,768
                                                           ==========

     Maturities of debt financing and capital lease obligations (excluding commercial paper and deferred debt discount) at December 31, 1998 are as follows:

1999.....................................................  $1,975,802
2000.....................................................   1,998,052
2001.....................................................   2,034,552
2002.....................................................     870,652
2003.....................................................     552,052
Thereafter...............................................     553,008
                                                           ----------
                                                           $7,984,118
                                                           ==========

     Under the most restrictive provisions of the related borrowings, consolidated retained earnings at December 31, 1998, in the amount of $582,174, are unrestricted as to payment of dividends based on consolidated tangible net worth requirements.

     The Company has entered into various debt and derivative transactions with an affiliate acting as a broker-dealer. These transactions were either awarded on a competitive bid basis or have terms that are no less favorable to the Company than could be obtained from other broker-dealers.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE F -- SHAREHOLDERS' EQUITY

  Preferred Stock:

     Issuance costs of $130 for Series G and H Market Auction Preferred Stock ("MAPS"), issued in November 1995, were incurred in 1996. The MAPS have a liquidation value of $100 per share and are not convertible. The dividend rate, other than the initial rate, for each dividend period for each series is reset approximately every 7 weeks (49 days) on the basis of orders placed in an auction. At December 31, 1998, the dividend rates for Series A through H ranged from 4.090% to 4.440%.

  Stock Appreciation Rights:

     Stock Appreciation Rights ("SARs") were granted to certain employees of the Company during 1990. The SARs granted generally vest over a nine year period from the effective date and are exercisable immediately upon vesting. SARs initially have no value but can gain a cash value based upon the difference between a Benchmark Price and a Formula Price (based on adjusted pre-tax cash flow of the Company), but not in excess of an aggregate of $150,000, to be accrued and paid over the period of the plan. The SAR plan became effective on January 1, 1991. No value has been earned or accrued under the SAR plan as of December 31, 1998.

NOTE G -- RENTAL INCOME

     Minimum future rentals on noncancelable operating leases and subleases of flight equipment which have been delivered at December 31, 1998 are as follows:

                       YEAR ENDED
                       ----------
1999.....................................................  $1,588,664
2000.....................................................   1,391,190
2001.....................................................   1,237,333
2002.....................................................   1,055,109
2003.....................................................     802,372
Thereafter...............................................   1,173,187
                                                           ----------
                                                           $7,247,855
                                                           ==========

     Additional rentals earned by the Company based on the lessees' usage aggregated $202,425 (1998), $219,380 (1997) and $194,741 (1996). Flight
equipment is leased, under operating leases, with remaining terms ranging from one to 12 years.

NOTE H -- RENTAL EXPENSE

     During 1995, 1996 and 1997, the Company entered into sale-leaseback transactions providing proceeds to the Company in the amounts of $412,626, $507,600 and $601,860, respectively, relating to seven aircraft for each transaction. The transactions resulted in the sale and leaseback of these aircraft under one year operating leases, each with six one year extension options, maturing on December 22, 1999, September 20, 1999 and September 13, 1999, respectively. During 1997 one aircraft was repurchased. The lease rates equate to fixed principal amortization and floating interest payments based on LIBOR or commercial paper pricing.

     Minimum future rental expense for 1999 is $43,977 at December 31, 1998.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE I -- INCOME TAXES

     The provision (benefit) for income taxes is comprised of the following:

                                                           1998       1997       1996
                                                         --------   --------   --------
Current:
  Federal(1)...........................................  $(10,033)  $ 60,003   $(16,700)
  State................................................    (2,938)     8,280      1,957
  Foreign..............................................       227      1,465      9,381
                                                         --------   --------   --------
                                                          (12,744)    69,748     (5,362)
Deferred:
  Federal..............................................   191,633    111,120    138,750
  State................................................    14,033      6,607      9,777
                                                         --------   --------   --------
                                                          205,666    117,727    148,527
                                                         --------   --------   --------
                                                         $192,922   $187,475   $143,165
                                                         ========   ========   ========

---------------

(1) Including U.S. tax on foreign income

     The provision for deferred income taxes is comprised of the following temporary differences:

                                                           1998       1997       1996
                                                         --------   --------   --------
Accelerated depreciation on flight equipment...........  $194,352   $123,486   $132,101
Excess of state income taxes not currently deductible
  for Federal income tax purposes......................    (4,912)    (2,312)    (3,422)
Tax versus book lease differences......................    23,341     18,568     35,933
Provision for overhauls................................   (15,616)    (2,873)    (7,726)
Rentals received in advance............................     3,464    (18,270)    (5,855)
Straight line rents....................................       829        778     (3,020)
Other..................................................     4,208     (1,650)       516
                                                         --------   --------   --------
                                                         $205,666   $117,727   $148,527
                                                         ========   ========   ========

     The deferred tax liability consists of the following:

                                                         1998        1997
                                                      ----------   --------
Accelerated depreciation on flight equipment........  $1,137,213   $942,861
Excess of state income taxes not currently
  deductible
  for Federal income tax purposes...................     (24,695)   (19,783)
Tax versus book lease differences...................     109,806     86,465
Provision for overhauls.............................     (57,262)   (41,646)
Rentals received in advance.........................     (51,283)   (54,747)
Straight line rents.................................      16,015     15,186
Other...............................................       2,893     (1,315)
                                                      ----------   --------
                                                      $1,132,687   $927,021
                                                      ==========   ========

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE I -- INCOME TAXES (CONTINUED)

     A reconciliation of computed expected total provision for income taxes to the amount recorded is as follows:

                                                           1998       1997       1996
                                                         --------   --------   --------
Computed expected provision based upon a federal rate
  of 35%...............................................  $196,796   $184,156   $138,229
State income taxes, net of Federal income taxes........     7,211      9,676      7,628
Foreign sales corporation benefit......................    (8,719)    (6,920)    (6,160)
Foreign taxes..........................................    (3,194)        --      5,286
Other..................................................       828        563     (1,818)
                                                         --------   --------   --------
                                                         $192,922   $187,475   $143,165
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

     Revenues include rentals of flight equipment to foreign airlines of $1,623,891 (1998), $1,472,075 (1997) and $1,202,651 (1996).

     The following table sets forth the dollar amount and percentage of total rental revenues attributable to the indicated geographic areas for the years indicated:

                                            1998                  1997                  1996
                                     ------------------    ------------------    ------------------
                                       AMOUNT       %        AMOUNT       %        AMOUNT       %
                                     ----------   -----    ----------   -----    ----------   -----
                                                         (DOLLARS IN THOUSANDS)
Europe.............................  $  798,773    43.1%   $  705,128    40.7%   $  551,703    38.2%
Asia/Pacific.......................     410,600    22.1       358,687    20.7       332,159    23.0
United States and Canada...........     333,472    18.0       345,143    19.9       304,801    21.2
Central, South America and
  Mexico...........................     190,572    10.3       211,152    12.2       165,819    11.5
Africa and the Middle East.........     120,566     6.5       112,557     6.5        89,957     6.2
                                     ----------   -----    ----------   -----    ----------   -----
                                     $1,853,983   100.0%   $1,732,667   100.0%   $1,444,439   100.0%
                                     ==========   =====    ==========   =====    ==========   =====

  Employee Benefit Plans

     The Company's employees participate in various benefit plans sponsored by AIG, including a noncontributory qualified defined benefit retirement plan, various stock option and purchase plans and a voluntary savings plan (401(k) plan).

     AIG's U.S. plans do not separately identify projected benefit obligations and plan assets attributable to employees of participating affiliates. AIG's projected benefit obligations exceeded the plan assets at December 31, 1998 by $49,448.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE K -- COMMITMENTS AND CONTINGENCIES

  Aircraft orders

     At December 31, 1998, the Company had committed to purchase 303 aircraft deliverable from 1999 through 2006 at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $17.4 billion.

     Most of these purchase commitments and options are based upon master arrangements with each of The Boeing Company ("Boeing") and AVSA, S.A.R.L., the sales subsidiary of Airbus Industrie ("Airbus").

     The Boeing aircraft (models 737, 747, 757, 767 and 777), and the Airbus aircraft (models A319, A320, A321, A330 and A340) are being purchased pursuant to agreements executed by the Company and Boeing or Airbus. These agreements establish the pricing formulas (which include certain price adjustments based upon inflation and other factors) and various other terms with respect to the purchase of aircraft. Under certain circumstances, the Company has the right to alter the mix of aircraft type ultimately acquired. As of December 31, 1998, the Company had made non-refundable deposits (exclusive of capitalized interest) with respect to the aircraft which the Company has committed to purchase of approximately $440,254 and $388,387 with Boeing and Airbus, respectively.

     Management anticipates that a significant portion of such aggregate purchase price will be funded by incurring additional debt. The exact amount of the indebtedness to be incurred will depend upon the actual purchase price of the aircraft, which can vary due to a number of factors, including inflation, and the percentage of the purchase price of the aircraft which must be financed.

  Asset Value Guarantees

     The Company has guaranteed a portion of the residual value of 37 aircraft to financial institutions expiring at various dates through 2006. The guarantees generally provide for the Company to pay the difference between the fair market value of the aircraft and the guaranteed value up to certain specified amounts, or, at the option of the Company, purchase the aircraft for the guaranteed value. At December 31, 1998 and 1997, the maximum exposure if the Company were to pay under such guarantees was $155,656 and $145,733 respectively.

  Other Guarantees

     The Company has guaranteed certain obligations for entities in which it has an investment. At December 31, 1998 and 1997, the Company guaranteed nine loans collateralized by aircraft aggregating $57,088 and $62,256 respectively.

     The Company guaranteed a customer loan, collateralized by flight equipment, with a December 31, 1998 balance of $3,300. At December 31, 1997, the Company guaranteed three customer loans, collateralized by flight equipment, with an aggregate balance of $12,850.

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

     The Company accounts for its off-balance sheet derivative transactions on an accrual basis. As such, accrued future payments or receipts are reflected in operating income in the period incurred or earned. Credit risk exposure arises from the potential that the counterparty may not perform under these agreements with

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE L -- FINANCIAL INSTRUMENTS (CONTINUED) respect to the off-balance sheet derivative transactions. The Company minimizes such exposure through transacting with recognized U.S. derivative dealers assigned at least an "A" rating by a recognized statistical rating organization. The counterparties to the majority of the off-balance sheet derivative transactions are assigned an "AAA" rating. One of the counterparties is a related party of the Company. The Company monitors each counterparty's assigned credit rating throughout the life of the off-balance sheet derivative transaction. The Company currently does not require, nor is it required by, its counterparties to provide security for its positions with the Company although it can in certain circumstances.

     The following table provides the notional amounts of the Company's off-balance sheet derivative transactions at December 31, 1998. The notional amounts used to express the extent of the Company's involvement in swap transactions represent a standard measurement of the volume of the Company's swap transactions. Notional amount is not a quantification of market risk or credit risk and is not recorded on the balance sheet. Notional amounts represent those amounts used to calculate contractual cash flows to be exchanged and are not paid or received. The timing and the amount of cash flows relating to swaption and other interest rate option contracts are determined by each of the respective contractual agreements.

     It is management's belief that any failure of a counterparty to perform under the agreement with respect to these off-balance sheet transactions would have an immaterial effect on the Company's results of operations, financial condition and liquidity.

     The following table presents the notional amounts of the Company's interest rate swap agreements, swaptions and interest rate floors by maturity at December 31, 1998.

                                           REMAINING LIFE
                                ------------------------------------
                                              TWO TO      AFTER FIVE      TOTAL         TOTAL
             TYPE               ONE YEAR    FIVE YEARS      YEARS          1998          1997
             ----               --------    ----------    ----------    ----------    ----------
Interest Rate:
Swaps.........................  $472,742    $1,435,793    $2,277,410    $4,185,945    $1,287,527
Swaptions(1)..................                 100,000                     100,000       100,000
Floors........................    33,410       797,245                     830,655       867,065
                                --------    ----------    ----------    ----------    ----------
Total.........................  $506,152    $2,333,038    $2,277,410    $5,116,600    $2,254,592
                                ========    ==========    ==========    ==========    ==========

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

          Investments: It was not practicable to estimate the fair value of most of the Company's investments in the common and preferred stocks of other companies because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs due to their short maturities. The carrying amount of these investments at December 31, 1998 represents the original cost or original cost plus the Company's share of earnings of the investment. For investments held by the Company that had a

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE L -- FINANCIAL INSTRUMENTS (CONTINUED) quoted market price at December 31, 1998, the Company used such quoted market price in estimating the fair value of such investments.

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

     The carrying amounts and fair values of the Company's financial instruments at December 31, 1998 and 1997 are as follows:

                                                       1998                                    1997
                                       -------------------------------------   -------------------------------------
                                           CARRYING                                CARRYING
                                           AMOUNT OF         FAIR VALUE OF         AMOUNT OF         FAIR VALUE OF
                                       ASSET (LIABILITY)   ASSET (LIABILITY)   ASSET (LIABILITY)   ASSET (LIABILITY)
                                       -----------------   -----------------   -----------------   -----------------
Cash and cash equivalents............    $     52,723        $     52,723         $    63,754         $    63,754
Notes receivable.....................         340,344             334,452             467,688             456,592
Investments..........................          11,771              11,879              18,731              19,056
Debt financing.......................     (10,373,242)        (10,607,696)         (9,051,042)         (9,211,790)
Off-balance-sheet financial
  instruments:
     Swaps...........................         (36,260)            (36,384)             (6,030)              4,386
     Swaptions.......................          (2,501)                 --              (2,936)               (294)
     Interest rate floors............          (1,568)            (10,824)             (1,927)             (2,122)

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              COL. A                   COL. B                 COL. C                  COL. D         COL. E
              ------                ------------   -----------------------------   ------------   -------------
                                                             ADDITIONS
                                     BALANCE AT    CHARGED TO      CHARGED TO
                                    BEGINNING OF   COSTS AND    OTHER ACCOUNTS--   DEDUCTIONS--    BALANCE AT
           DESCRIPTION                 PERIOD       EXPENSES        DESCRIBE       DESCRIBE(1)    END OF PERIOD
           -----------              ------------   ----------   ----------------   ------------   -------------
                                                              (DOLLARS IN THOUSANDS)
Reserve for overhaul:
Year ended December 31, 1998......    $110,822      $102,508                         $60,566        $152,764
Year ended December 31, 1997......    $102,492      $ 99,458                         $91,128        $110,822
Year ended December 31, 1996......      83,857        85,083            783(2)        67,231         102,492

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

Dated: March 19, 1999

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

                   SIGNATURE                                     TITLE                      DATE
                   ---------                                     -----                      ----

              /s/ LESLIE L. GONDA                   Director                           March 19, 1999
------------------------------------------------
                Leslie L. Gonda

            /s/ STEVEN F. UDVAR-HAZY                Chief Executive Officer and        March 19, 1999
------------------------------------------------      Director
              Steven F. Udvar-Hazy

               /s/ LOUIS L. GONDA                   Director                           March 19, 1999
------------------------------------------------
                 Louis L. Gonda

              /s/ M. R. GREENBERG                   Director                           March 19, 1999
------------------------------------------------
                M. R. Greenberg

             /s/ EDWARD E. MATTHEWS                 Director                           March 19, 1999
------------------------------------------------
               Edward E. Matthews

             /s/ WILLIAM N. DOOLEY                  Director                           March 19, 1999
------------------------------------------------
               William N. Dooley

              /s/ HOWARD I. SMITH                   Director                           March 19, 1999
------------------------------------------------
                Howard I. Smith

                /s/ ALAN H. LUND                    Chief Financial Officer and        March 19, 1999
------------------------------------------------      Chief Accounting Officer
                  Alan H. Lund

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

     Since the Registrant is an indirect wholly owned subsidiary of AIG, no annual report to security holders for the year ended December 31, 1998 or proxy statement, form of proxy or other proxy soliciting materials have been sent to securities holders since January 1, 1990.