Form 10-Q
period 1999-03-31
INTERNATIONAL LEASE FINANCE CORP
filed 1999-05-12
CIK 714311

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                         FORM 10 - Q
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended............March 31, 1999......

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

          Class               Outstanding at April 30, 1999
          -----               -----------------------------
Common Stock, no par value              35,818,122

        INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                               INDEX


Part I.   Financial Information:                         Page No.

   Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets
          March 31, 1999 and December 31, 1998                  3

     Condensed Consolidated Statements of Income
          Three Months Ended March 31, 1999 and 1998            4

     Condensed Consolidated Statements of Cash Flows
          Three Months Ended March 31, 1999 and 1998            5

     Note to Condensed Consolidated Financial Statements        7

   Item 2.  Management's Discussion and Analysis of the
            Financial Condition and Results of Operations       8

Part II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K                   11

     Signatures                                                12

     Index to Exhibits                                         13

             INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
             (Dollars in thousands, except share and per share amounts)

                                                 March 31,    December 31,
                                                     1999            1998
                                                 ---------    ------------
                                                 (Unaudited)
ASSETS
Cash, including interest bearing accounts
  of $25,464(1999) and $33,716(1998)            $   42,124    $     52,723
Current income taxes receivable                     31,033          16,007
Notes receivable and net investment in             298,627         430,248
  finance and sales-type leases

Flight equipment under operating leases         17,948,828      16,860,789
  Less accumulated depreciation                  2,117,901       1,988,359
                                                ----------      ----------
                                                15,830,927      14,872,430

Deposits on flight equipment purchases             859,346         906,197
Accrued interest, other receivables
  and other assets                                  93,156          72,525
Deferred debt issue costs-less
  accumulated amortization of $64,811
  (1999) and $62,115(1998)                          28,952          29,502
                                                 ---------       ---------
                                               $17,184,165     $16,379,632
                                               ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued interest and other payables            $   265,648      $  235,046
Debt financing, net of deferred debt
  discount of $25,323(1999) and $14,852
  (1998)                                        11,030,123      10,373,242
Capital lease obligations                          794,492         810,768
Security & other deposits on flight
  equipment                                        894,444         863,832
Rentals received in advance                        123,821         119,682
Deferred income taxes payable                    1,193,668       1,132,687

SHAREHOLDERS' EQUITY
Preferred stock--no par value; 20,000,000
  authorized shares
  Market Auction Preferred Stock, $100,000 per
  share liquidation value; Series A,B,C,D,E
  F,G and H (1999 and 1998) each having 500
  shares issued and outstanding                    400,000         400,000
Common stock--no par value; 100,000,000
  authorized shares, 35,818,122 (1999
  and 1998) issued and outstanding                   3,582           3,582
Additional paid-in capital                         579,955         579,955
Retained earnings                                1,898,432       1,860,838
                                                 ---------       ---------
                                                 2,881,969       2,844,375
                                                ----------      ----------
                                               $17,184,165     $16,379,632
                                               ===========     ===========

    See note to condensed consolidated financial statements.

           INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (Dollars in thousands)

                                                     1999         1998
                                                ----------       ---------
                                                        (Unaudited)
REVENUES:
      Rentals of flight equipment               $  488,761       $ 431,452
      Flight equipment marketing                    10,481          37,497
      Interest and other                             8,945          14,106
                                                   -------         -------
                                                   508,187         483,055
                                                   -------         -------
EXPENSES:
      Interest                                     157,690         150,633
      Depreciation                                 150,281         130,057
      Rent expense                                  31,767          34,747
      Provision for overhaul                        20,415          25,356
      Selling, general & administrative             12,857          10,342
                                                   -------         -------
                                                   373,010         351,135
                                                   -------         -------

INCOME BEFORE INCOME TAXES                         135,177         131,920
       Provision for income taxes                   48,529          46,758
                                                   -------         -------

NET INCOME                                      $   86,648        $ 85,162
                                                ==========        ========

    See note to condensed consolidated financial statements.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                              (Dollars in thousands)

                                                  1999             1998
                                                ----------       ---------
                                                       (Unaudited)
OPERATING ACTIVITIES:
Net Income                                      $   86,648        $ 85,162
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation of flight equipment               150,281         130,057
    Amortization of deferred debt
      issue costs                                    2,696           2,866
    Gain on sale of flight equipment
      included in amount financed                   (4,632)         (1,673)
    Increase in notes receivable                    (1,504)
    Equity in net income of affiliates                 715            (179)
    Change in unamortized debt discount            (10,472)        (13,564)
Changes in operating assets and liabilities:
    Increase in accrued interest,
       other receivables and other assets          (26,346)        (11,751)
    Increase in current income taxes receivable    (15,026)        (46,827)
    Increase in deferred income taxes payable       60,981          31,462
    Increase in accrued interest and
       other payables                               30,602          45,344
    Increase(decrease) in rentals received in
       advance                                       4,139          (2,486)
                                                   -------         --------
Net cash provided by operating activities          278,082         218,411
                                                   -------         --------
INVESTING ACTIVITIES:
Acquisition of flight equipment
   for operating leases                         (1,138,967)     (1,108,504)
Decrease in deposits and progress payments          46,851          70,633
Proceeds from disposal of flight
   equipment-net of gain                            20,021         242,666
Collections on notes receivable and finance
   and sales-type leases                           147,925          12,256
Dividend from unconsolidated subsidiary              5,000
                                                  --------         --------
Net cash used in investing activities             (919,170)       (782,949)
                                                  --------        ---------

FINANCING ACTIVITIES:
Proceeds from debt financing                     2,260,375       1,897,202
Payments in reduction of debt financing         (1,609,298)     (1,372,108)
Debt issue costs                                    (2,146)         (2,874)
Increase in customer deposits                       30,612          59,606
Payment of common and preferred dividends          (49,054)        (10,834)
                                                 ---------       ----------
Net cash provided by financing activities          630,489         570,992
                                                 ---------       ----------

   (Decrease)Increase in cash                      (10,599)          6,454
Cash at beginning of period                         52,723          63,754
                                                  --------        ---------
Cash at end of period                            $  42,124       $  70,208
                                                 =========       ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                  1999             1998
                                                ----------      ----------
                                                    (Dollars in thousands)
                                                       (Unaudited)

Cash paid during the period for:
   Interest (net of amount capitalized
      $12,381(1999) and $14,579(1998))          $  105,637     $    95,857
   Income taxes                                      2,573          62,122


1999:
    Notes in the amount of $14,800 were received as partial payment in exchange for flight equipment sold with a book value of $10,168.

1998:
    Notes in the amount of $13,730 were received as partial payment in exchange for flight equipment sold with a book value of $12,056.

    See note to condensed consolidated financial statements.

          INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
             NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   MARCH 31, 1999
                                     (UNAUDITED)

A. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 1998 condensed consolidated financial statements to conform to the 1999 presentation. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

                 INTERNATIONAL LEASE FINANCE CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

   The Company borrows funds for the purchase of flight equipment, including funds for progress payments during the construction phase, principally on an unsecured basis from various sources. The Company's debt financing was comprised of the following at the following dates:

                                                 March 31,    December 31,
                                                     1999            1998
                                                 ---------    ------------
                                                   (Dollars in thousands)

Public term debt with single
  maturities                                   $ 3,425,000     $ 3,825,000
Public medium-term notes with
  varying maturities                             3,703,750       3,348,350
Capital lease obligations                          794,492         810,768
Bank and other term debt                           512,138
                                                ----------     -----------
Total term debt and capital lease                8,435,380       7,984,118
   obligations

Commercial paper                                 3,414,558       3,214,744
Less: Deferred debt discount                       (25,323)        (14,852)
                                                 ---------       ---------
   Total Debt Financing and capital lease
   obligations                                $ 11,824,615    $ 11,184,010
                                                ==========      ==========

Composite interest rate                              5.90%           6.03%
Percentage of total debt at fixed rates             72.08%          64.20%
Composite interest rate on fixed rate                6.25%           6.41%
  debt
Bank prime rate                                      7.75%           7.75%

   The interest on substantially all of the public debt (exclusive of the Commercial Paper) is fixed for the terms of the notes. The Company has committed revolving loans and lines of credit with 54 banks aggregating
$2.90 billion and uncommitted lines of credit with one bank for varying amounts mutually agreed to by the Company and the bank. These revolving loans and lines of credit principally provide for interest rates that vary according to the pricing option in effect at the time of borrowing. Pricing options include prime, a range from .22% over LIBOR to .32% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The revolving loans and lines of credit are subject to facility fees of up to .08% of amounts available. Such financing is used primarily as backup for the Company's Commercial Paper program.
   The Company has an effective shelf registration with respect to $2.0 billion of debt securities, under which no notes were sold through March 31, 1999. Additionally, a $750 million Medium-Term Note Program has been implemented under the shelf registration, under which no notes have been sold through March 31, 1999.
   The Company has an Export Credit Facility, up to a maximum of $4.3 billion, for approximately 75 aircraft to be delivered from 1999 through 2001. The Company has the right, but is not required, to use the facility to fund 85% of each aircraft's purchase price. This facility is guaranteed by various European Export Credit Agencies. The interest rate varies from 5.753% to 5.898% on the first 75 aircraft depending on the delivery date of the aircraft. Through March 31, 1999, the Company borrowed $512.1 million under this facility.
   The Company believes that the combination of internally generated funds and debt financing currently available to the Company will allow the Company to meet its capital requirements for at least the next 12 months.

IMPACT OF THE YEAR 2000

   The Company continues to monitor the status of the Year 2000 compliance of third party critical dependencies including lessees, vendors and financial institutions. This monitoring includes reviewing lessees Y2K exclusions with regard to insurance coverage. For further information on the impact of the year 2000, refer to Item 7 of the Company's annual report on Form 10-K for the year ended December 31, 1998.
   Certain of the statements in this discussion, as well as other forward-looking statements within this document, contain estimates and projections of cash flows and debt financing to support future capital requirements. While these forward-looking statements are made in good faith, future operating, market competitive, economic and other conditions and events could cause actual results to differ materially from those in the forward-looking statements.

                       INTERNATIONAL LEASE FINANCE CORPORATION
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations-Three months ended March 31, 1999 versus 1998.

   The 13.3% increase in revenues from the rentals of flight equipment, from $431.5 million in 1998 to $488.8 million in 1999, is due to a 12.2% increase in the number of aircraft available for operating lease from 327 at March 31, 1998 to 367 at March 31, 1999. Additionally, the cost of the leased fleet, which includes aircraft subject to sale-lease back transactions from which rental income is earned, increased 16.2% from $16.7 billion in 1998 to $19.4 billion in 1999.
   In addition to its leasing operations, the Company engages in the marketing of flight equipment at the end of, or during, the lease term, as well as the sales of flight equipment on a principal and commission basis. Revenue from flight equipment marketing decreased from $37.5 million in 1998 to $10.5 million in 1999 as a result of the type and the number of the flight equipment marketed in each period. Twelve aircraft were sold in the first quarter of 1998 compared to two aircraft in the first quarter of 1999. In addition, the Company sold two engines in the first quarter of 1998 compared to no engines in the first quarter of 1999.
   Interest expense increased from $150.6 million in 1998 to $157.7 million in 1999 as a result of an increase in debt outstanding, excluding the effect of debt discount, from $10.5 billion in 1998 to $11.8 billion in 1999, offset in part by lower composite borrowing rates in 1999. The Company's composite borrowing rate fluctuated as follows:

                                             1999          1998      Decrease
                                             ----          ----      --------

Beginning of Quarter                         6.03%         6.44%     (.41%)
End of Quarter                               5.90%         6.29%     (.39%)
                                             -----         -----      -----
Average                                      5.97%         6.37%     (.40%)

   Depreciation of flight equipment increased from $130.1 million in 1998 to $150.3 million in 1999 due to the increased cost of the fleet.
   Rent expense decreased from $34.7 million in 1998 to $31.8 million in 1999 due to a decrease in the lease rates for 20 aircraft subject to sale-lease back transactions. Lease rates decreased as a result of principal amortization and decreased interest rate affecting the floating interest component of the lease rates.
   Provision for overhauls decreased from $25.4 million in 1998 to $20.4 million in 1999 due to a decrease in the number of aircraft on which the Company collects overhaul reserves. The reduction in the number of aircraft resulted in a decrease in the aggregate number of hours flown for which overhaul reserves are provided.

PART II. OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

   a)        Exhibits:

       12.  Computation of Ratios of Earnings

       27.  Financial Data Schedule

   b)        Reports on Form 8-K:

        1.  Form 8-K, event date February 11, 1999 (Item 7)

        2.  Form 8-K, event date March 19, 1999 (Item 7)

                                      SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       INTERNATIONAL LEASE FINANCE CORPORATION




   May 12, 1999                      /S/ Leslie L. Gonda
                                    LESLIE L. GONDA
                                    Chairman of the Board




   May 12, 1999                      /S/ Alan H. Lund
                                     ALAN H. LUND
                                     Executive Vice President
                                     Co-Chief Operating Officer
                                     and Chief Financial Officer

           INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             INDEX TO EXHIBITS

Exhibit No.

12.          Computation of Ratios of Earnings

27.          Financial Data Schedule

           INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES COMPUTATION OF RATIOS OF EARNINGS FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                      AND 1998
                               (Dollars in thousands)

                                                     1999             1998
                                               ----------      -----------
                                                       (Unaudited)
Earnings:
Net Income                                     $    86,648     $    85,162
  Add:
    Provision for income taxes                      48,529          46,758
    Fixed charges                                  188,452         186,444
  Less:
    Capitalized interest                            12,381          14,579
                                                ----------      ----------
  Earnings as adjusted (A)                      $  311,248      $  303,785
                                                ----------      ----------
Preferred dividend requirements                 $    4,054      $    4,334
Ratio of income before provision
    for income taxes to net income                    156%            155%
                                                ----------      ----------
  Preferred dividend factor on pretax
    basis                                            6,324           6,718
                                                ----------      ----------
Fixed Charges:
  Interest expense                                 157,690         150,633
  Capitalized interest                              12,381          14,579
  Interest factor of rents                          18,381          21,232
                                                   -------         -------
  Fixed charges as adjusted (B)                    188,452         186,444
                                                   -------         -------

Fixed charges and preferred stock
    dividends (C)                               $  194,776      $  193,162
                                                ----------      ----------

Ratio of earnings to fixed charges
    (A) divided by (B)                               1.65x           1.63x
                                                   -------         -------

Ratio of earnings to fixed charges
    and preferred stock dividends
    (A) divided by (C)                               1.60x           1.57x
                                                   -------           -----