Form 10-Q
period 1999-06-30
INTERNATIONAL LEASE FINANCE CORP
filed 1999-08-06
CIK 714311

                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                         FORM 10 - Q
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended............June 30, 1999......

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

          Class               Outstanding at _____________, 1999
          -----               -----------------------------
Common Stock, no par value              35,818,122

        INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                               INDEX


Part I.   Financial Information:                         Page No.

   Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets
          June 30, 1999 and December 31, 1998                   3

     Condensed Consolidated Statements of Income
          Three Months Ended June 30, 1999 and 1998             4

     Condensed Consolidated Statements of Income
          Six Months Ended June 30, 1999 and 1998               5

     Condensed Consolidated Statements of Cash Flows
          Six Months Ended June 30, 1999 and 1998               6

     Note to Condensed Consolidated Financial Statements        8

   Item 2.  Management's Discussion and Analysis of the
            Financial Condition and Results of Operations       9

   Item 3.  Quantitative and Qualitative Disclosures -
            About Market Risk                                  13

Part II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K                   14

     Signatures                                                15

     Index to Exhibits                                         16

                       PART I.  FINANCIAL INFORMATION
ITEM 1.       INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
             (Dollars in thousands, except share and per share amounts)

                                                  June 30,    December 31,
                                                     1999            1998
                                                 ---------    ------------
                                                 (Unaudited)
ASSETS
Cash, including interest bearing accounts
  of $35,933(1999) and $33,716(1998)            $   55,853    $     52,723
Current income taxes receivable                     34,900          16,007
Notes receivable and net investment in
  finance and sales-type leases                    308,074         430,248

Flight equipment under operating leases         19,049,898      16,860,789
  Less accumulated depreciation                  2,229,440       1,988,359
                                                ----------      ----------
                                                16,820,458      14,872,430

Deposits on flight equipment purchases             760,076         906,197
Accrued interest, other receivables
  and other assets                                  90,894          72,525
Deferred debt issue costs-less
  accumulated amortization of $67,821
  (1999) and $62,115(1998)                          31,983          29,502
                                                 ---------       ---------
                                               $18,102,238     $16,379,632
                                               ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued interest and other payables            $   220,095      $  235,046
Debt financing, net of deferred debt
  discount of $23,175(1999) and $14,852
  (1998)                                        11,931,480      10,373,242
Capital lease obligations                          738,652         810,768
Security & other deposits on flight
  equipment                                        851,737         863,832
Rentals received in advance                        124,560         119,682
Deferred income taxes payable                    1,255,090       1,132,687

SHAREHOLDERS' EQUITY
Preferred stock--no par value; 20,000,000
  authorized shares
  Market Auction Preferred Stock, $100,000 per
  share liquidation value; Series A,B,C,D,E
  F,G and H (1999 and 1998) each having 500
  shares issued and outstanding                    400,000         400,000
Common stock--no par value; 100,000,000
  authorized shares, 35,818,122 (1999
  and 1998) issued and outstanding                   3,582           3,582
Additional paid-in capital                         579,955         579,955
Retained earnings                                1,997,087       1,860,838
                                                 ---------       ---------
                                                 2,980,624       2,844,375
                                                ----------      ----------
                                               $18,102,238     $16,379,632
                                               ===========     ===========

    See note to condensed consolidated financial statements.

           INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                             (Dollars in thousands)

                                                     1999         1998
                                                ----------       ---------
                                                        (Unaudited)
REVENUES:
      Rentals of flight equipment               $  534,912       $ 452,884
      Flight equipment marketing                    16,742          27,308
      Interest and other                            26,963          28,446
                                                   -------         -------
                                                   578,617         508,638
                                                   -------         -------
EXPENSES:
      Interest                                     177,781         161,418
      Depreciation                                 163,398         137,589
      Rent expense                                  31,543          34,659
      Provision for overhaul                        23,812          25,123
      Selling, general & administrative             11,363          10,704
                                                   -------         -------
                                                   407,897         369,493
                                                   -------         -------

INCOME BEFORE INCOME TAXES                         170,720         139,145
       Provision for income taxes                   60,293          49,505
                                                   -------         -------

NET INCOME                                      $  110,427        $ 89,640
                                                ==========        ========

    See note to condensed consolidated financial statements.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                             (Dollars in thousands)

                                                     1999         1998
                                                ----------       ---------
                                                        (Unaudited)
REVENUES:
      Rentals of flight equipment               $1,023,673       $ 884,336
      Flight equipment marketing                    27,223          64,805
      Interest and other                            35,908          42,551
                                                   -------         -------
                                                 1,086,804         991,692
                                                   -------         -------
EXPENSES:
      Interest                                     335,471         312,051
      Depreciation                                 313,679         267,647
      Rent expense                                  63,310          69,468
      Provision for overhaul                        44,227          50,478
      Selling, general & administrative             24,220          20,984
                                                   -------         -------
                                                   780,907         720,628
                                                   -------         -------

INCOME BEFORE INCOME TAXES                         305,897         271,064
       Provision for income taxes                  108,822          96,263
                                                   -------         -------

NET INCOME                                      $  197,075        $174,801
                                                ==========        ========

See note to condensed consolidated financial statements.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                              (Dollars in thousands)

                                                  1999             1998
                                                ----------       ---------
                                                       (Unaudited)
OPERATING ACTIVITIES:
Net Income                                      $  197,075        $174,801
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation of flight equipment               313,679         267,647
    Deferred income taxes                          122,403          71,662
    Amortization of deferred debt
      issue costs                                    5,706           5,201
    Gain on sale of flight equipment
      included in amount financed                   (9,580)         (1,939)
    Equity in net income of affiliates                 716              (8)
    Change in unamortized debt discount             (8,323)        (20,992)
Changes in operating assets and liabilities:
    Increase in accrued interest,
       other receivables and other assets          (24,085)        (14,205)
    Increase in current income taxes receivable    (18,893)        (61,393)
    (Decrease) Increase in accrued interest and
       other payables                              (14,951)          34,796
    Increase in rentals received in advance          4,878              473
                                                   -------         --------
Net cash provided by operating activities          568,625         456,043
                                                   -------         --------
INVESTING ACTIVITIES:
Acquisition of flight equipment
   for operating leases                         (2,473,359)     (2,435,094)
Decrease in deposits and progress payments         146,121         175,557
Proceeds from disposal of flight
   equipment-net of gain                           186,832         335,718
Collections on notes receivable and
   sales-type leases                               191,028
Increase in notes receivable                       (34,454)        (11,789)
Dividends from unconsolidated subsidiary             5,000          37,201
                                                  --------         --------
Net cash used in investing activities           (1,978,832)     (1,898,407)
                                                  --------        ---------

FINANCING ACTIVITIES:
Proceeds from debt financing                     4,097,837       3,808,469
Payments in reduction of debt financing         (2,603,392)     (2,383,554)
Debt issue costs                                    (8,187)         (4,600)
(Decrease) Increase in customer deposits           (12,095)         44,104
Payment of common and preferred dividends          (60,826)        (20,693)
                                                 ---------       ----------
Net cash provided by financing activities        1,413,337       1,443,726
                                                 ---------       ----------

Increase in cash                                     3,130           1,362
Cash at beginning of period                         52,723          63,754
                                                  --------        ---------
Cash at end of period                            $  55,853       $  65,116
                                                 =========       ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                  1999             1998
                                                ----------      ----------
                                                    (Dollars in thousands)
                                                       (Unaudited)

Cash paid during the period for:
   Interest (net of amount capitalized
      $23,159(1999) and $28,418(1998))          $  317,379     $   301,006
   Income taxes                                      5,313          85,994


1999:
    Notes in the amount of $34,400 were received as partial payment in exchange for flight equipment sold with a book value of $24,820.

1998:
    Notes in the amount of $15,324 were received as partial payment in exchange for flight equipment sold with a book value of $13,385.

    See note to condensed consolidated financial statements.

          INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
             NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   JUNE 30, 1999
                                     (UNAUDITED)

A. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 1998 condensed consolidated financial statements to conform to the 1999 presentation. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

ITEM 2.         INTERNATIONAL LEASE FINANCE CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

   The Company borrows funds for the purchase of flight equipment, including funds for progress payments during the construction phase, principally on an unsecured basis from various sources. The Company's debt financing was comprised of the following at the following dates:

                                                 June 30,     December 31,
                                                    1999             1998
                                                 ---------    ------------
                                                   (Dollars in thousands)

Public term debt with single
  maturities                                   $ 3,400,000     $ 3,825,000
Public medium-term notes with
  varying maturities                             3,608,750       3,348,350
Capital lease obligations                          738,652         810,768
Bank and other term debt                         1,038,888
                                                ----------     -----------
Total term debt and capital lease
   obligations                                   8,786,290       7,984,118

Commercial paper                                 3,907,017       3,214,744
Less: Deferred debt discount                       (23,175)        (14,852)
                                                 ---------       ---------
   Total Debt Financing and capital lease
   obligations                                $ 12,670,132    $ 11,184,010
                                                ==========      ==========

Composite interest rate                              5.85%           6.03%
Percentage of total debt at fixed rates             64.92%          64.20%
Composite interest rate on fixed rate                6.17%           6.41%
  debt
Bank prime rate                                      7.75%           7.75%

   The interest on substantially all of the public debt (exclusive of the Commercial Paper) is fixed for the terms of the notes. The Company has committed revolving loans and lines of credit with 54 banks aggregating
$2.90 billion and uncommitted lines of credit with one bank for varying amounts mutually agreed to by the Company and the bank. These revolving loans and lines of credit principally provide for interest rates that vary according to the pricing option in effect at the time of borrowing. Pricing options include prime, a range from .22% over LIBOR to .32% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The revolving loans and lines of credit are subject to facility fees of up to .08% of amounts available. Such financing is used primarily as backup for the Company's Commercial Paper program.
   The Company has an effective shelf registration with respect to $2.0 billion of debt securities, under which $275 million in notes were sold through June 30, 1999. Additionally, a $750 million Medium-Term Note Program has been implemented under the shelf registration, under which $45 million in notes were sold through June 30, 1999.
   In addition, the Company established a Euro Medium Term Note Program for
$2 billion, under which $750 million in notes were sold through June 30, 1999. The Company received the proceeds after June 30, 1999.
   The Company has an Export Credit Facility, up to a maximum of $4.3 billion, for approximately 75 aircraft to be delivered from 1999 through 2001. The Company has the right, but is not required, to use the facility to fund 85% of each aircraft's purchase price. This facility is guaranteed by various European Export Credit Agencies. The interest rate varies from 5.753% to 5.898% on the first 75 aircraft depending on the delivery date of the aircraft. Through June 30, 1999, the Company borrowed $1,038.9 million under this facility.
   The Company believes that the combination of internally generated funds and debt financing currently available to the Company will allow the Company to meet its capital requirements for at least the next 12 months.

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

                       INTERNATIONAL LEASE FINANCE CORPORATION
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS-Three months ended June 30, 1999 versus 1998.

   The 18.1% increase in revenues from the rentals of flight equipment, from $452.9 million in 1998 to $534.9 million in 1999, is due to a 13.1% increase in the number of aircraft available for operating lease from 343 at June 30, 1998 to 386 at June 30, 1999. Additionally, the cost of the leased fleet, which includes aircraft subject to sale-lease back transactions from which rental income is earned, increased 15.8% from $17.7 billion in 1998 to $20.5 billion in 1999.
   In addition to its leasing operations, the Company engages in the marketing of flight equipment at the end of, or during, the lease term, as well as the sales of flight equipment on a principal and commission basis. Revenue from flight equipment marketing decreased from $27.3 million in 1998 to $16.7 million in 1999 as a result of the type of flight equipment marketed in each period. Five aircraft were sold in the second quarter of 1998 compared to six aircraft in the second quarter of 1999. In addition, the Company sold four engines in the second quarter of 1998 compared to twelve engines in the second quarter of 1999.
   Interest expense increased from $161.4 million in 1998 to $177.8 million in 1999 as a result of an increase in debt outstanding, excluding the effect of debt discount, from $11.4 billion in 1998 to $12.7 billion in 1999, offset in part by lower composite borrowing rates in 1999. The Company's composite borrowing rate fluctuated as follows:

                                             1999          1998      Decrease
                                             ----          ----      --------

Beginning of Quarter                         5.90%         6.29%     (.39%)
End of Quarter                               5.85%         6.22%     (.37%)
                                             -----         -----      -----
Average                                      5.88%         6.26%     (.38%)

   Depreciation of flight equipment increased from $137.6 million in 1998 to $163.4 million in 1999 due to the increased cost of the fleet.
   Rent expense decreased from $34.7 million in 1998 to $31.5 million in 1999 due to a decrease in the lease rates for 20 aircraft subject to sale-lease back transactions. Lease rates decreased as a result of principal amortization and decreased interest rates affecting the floating interest component of the lease rates.
   Provision for overhauls decreased from $25.1 million in 1998 to $23.8 million in 1999 due to a decrease in the number of aircraft on which the Company collects overhaul reserves. The reduction in the number of aircraft resulted in a decrease in the aggregate number of hours flown for which overhaul reserves are provided.

                       INTERNATIONAL LEASE FINANCE CORPORATION
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS-Six months ended June 30, 1999 versus 1998.

   The 15.8% increase in revenues from the rentals of flight equipment, from $884.3 million in 1998 to $1,023.7 million in 1999, is due to a 13.1% increase in the number of aircraft available for operating lease from 343 at June 30, 1998 to 386 at June 30, 1999. Additionally, the cost of the leased fleet, which includes aircraft subject to sale-lease back transactions from which rental income is earned, increased 15.8% from $17.7 billion in 1998 to $20.5 billion in 1999.
   In addition to its leasing operations, the Company engages in the marketing of flight equipment at the end of, or during, the lease term, as well as the sales of flight equipment on a principal and commission basis. Revenue from flight equipment marketing decreased from $64.8 million in 1998 to $27.2 million in 1999 as a result of the type and the number of the flight equipment marketed in each period. Seventeen aircraft were sold in the first six months of 1998 compared to eight aircraft in the first six months of 1999. In addition, the Company sold six engines in the first six months of 1998 compared to twelve engines in the first six months of 1999.
   Interest expense increased from $312.1 million in 1998 to $335.5 million in 1999 as a result of an increase in debt outstanding, excluding the effect of debt discount, from $11.4 billion in 1998 to $12.7 billion in 1999, offset in part by lower composite borrowing rates in 1999. The Company's composite borrowing rate fluctuated as follows:

                                             1999          1998      Decrease
                                             ----          ----      --------

Beginning of six months                      6.03%         6.44%     (.41%)
End of six months                            5.85%         6.22%     (.37%)
                                             -----         -----      -----
Average                                      5.94%         6.33%     (.39%)

   Depreciation of flight equipment increased from $267.6 million in 1998 to $313.7 million in 1999 due to the increased cost of the fleet.
   Rent expense decreased from $69.5 million in 1998 to $63.3 million in 1999 due to a decrease in the lease rates for 20 aircraft subject to sale-lease back transactions. Lease rates decreased as a result of principal amortization and decreased interest rate affecting the floating interest component of the lease rates.
   Provision for overhauls decreased from $50.5 million in 1998 to $44.2 million in 1999 due to a decrease in the number of aircraft on which the Company collects overhaul reserves. The reduction in the number of aircraft resulted in a decrease in the aggregate number of hours flown for which overhaul reserves are provided.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   There has been no material change for the Company from the information provided in the Company's Form 10-K for the fiscal period ended
December 31, 1998, see item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition of the Form 10-K.

PART II. OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

   a)        Exhibits:

        1.1  Programme Agreement dated June 4, 1999

        4.1  Agency Agreement dated June 4, 1999

       12.1 Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividend

       27.1  Financial Data Schedule

   b)        Reports on Form 8-K:

        1.  Form 8-K, event date April 7, 1999 (Item 7)

        2.  Form 8-K, event date April 28, 1999 (Item 7)

                                      SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       INTERNATIONAL LEASE FINANCE CORPORATION




   August 6, 1999                   /S/ Leslie L. Gonda
                                    -------------------------------
                                    LESLIE L. GONDA
                                    Chairman of the Board




   August 6, 1999                    /S/ Alan H. Lund
                                     ------------------------------
                                     ALAN H. LUND
                                     Executive Vice President
                                     Co-Chief Operating Officer
                                     and Chief Financial Officer

           INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             INDEX TO EXHIBITS

Exhibit No.

1.1           Programme Agreement dated June 4, 1999

4.1           Agency Agreement dated June 4, 1999

12.1 Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends

27.1          Financial Data Schedule