Form 10-Q
period 1999-09-30
INTERNATIONAL LEASE FINANCE CORP
filed 1999-11-12
CIK 714311

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended............September 30, 1999......

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

          Class                                    Outstanding at ________, 1999
COMMON STOCK, NO PAR VALUE                                   35,818,122

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                                      INDEX


Part I.           Financial Information:                                                  Page No.

   Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
                  September 30, 1999 (unaudited) and December 31, 1998...........................3

         Condensed Consolidated unaudited Statements of Income
                  Three Months Ended September 30, 1999 and 1998.................................4

         Condensed Consolidated unaudited Statements of Income
                  Nine Months Ended September 30, 1999 and 1998..................................5

         Condensed Consolidated unaudited Statements of Cash Flows
                  Nine Months Ended September 30, 1999 and 1998..................................6

         Note to Condensed Consolidated Financial Statements.....................................8

   Item 2.  Management's Discussion and Analysis of the
                    Financial Condition and Results of Operations................................9

   Item 3.  Quantitative and Qualitative Disclosures - About
            Market Risk ........................................................................13

Part II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K....................................................14

         Signatures.............................................................................15

         Index to Exhibits......................................................................16

                          PART I FINANCIAL INFORMATION
        ITEM 1 INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                  September 30,    December 31,
                                                       1999            1998
                                                  -------------    ------------
                                                   (Unaudited)
ASSETS
Cash, including interest bearing accounts
  of $90,079(1999) and $33,716(1998)               $   112,788     $    52,723
Current income taxes receivable                                         16,007
Notes receivable and net investment in
  finance and sales-type leases                        303,685         430,248

Flight equipment under operating leases             18,173,703      16,860,789
  Less accumulated depreciation                      2,088,522       1,988,359
                                                   -----------     -----------
                                                    16,085,181      14,872,430

Deposits on flight equipment purchases                 809,170         906,197
Accrued interest, other receivables
  and other assets                                      85,687          72,525
Deferred debt issue costs-less
  accumulated amortization of $70,951
  (1999) and $62,115(1998)                              30,498          29,502
                                                   -----------     -----------
                                                   $17,427,009     $16,379,632
                                                   ===========     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current income taxes payable                       $   129,288     $
Accrued interest and other payables                    302,239         235,046
Debt financing, net of deferred debt
  discount of $19,389(1999) and $14,852
  (1998)                                            11,083,734      10,373,242
Capital lease obligations                              698,056         810,768
Security & other deposits on flight
  equipment                                            828,483         863,832
Rentals received in advance                            111,786         119,682
Deferred income taxes payable                        1,164,874       1,132,687

SHAREHOLDERS' EQUITY
Preferred stock--no par value; 20,000,000
  authorized shares
  Market Auction Preferred Stock, $100,000 per
  share liquidation value; Series A,B,C,D,E
  F,G and H (1999 and 1998) each having 500
  shares issued and outstanding                        400,000         400,000
Common stock--no par value; 100,000,000
  authorized shares, 35,818,122 (1999
  and 1998) issued and outstanding                       3,582           3,582
Additional paid-in capital                             579,955         579,955
Retained earnings                                    2,125,012       1,860,838
                                                   -----------     -----------
                                                     3,108,549       2,844,375
                                                   -----------     -----------
                                                   $17,427,009     $16,379,632
                                                   ===========     ===========

            See note to condensed consolidated financial statements.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                           1999           1998
                                                         --------       --------
                                                               (Unaudited)
REVENUES:
          Rentals of flight equipment                    $533,178       $478,464
          Flight equipment marketing                       83,210         20,117
          Interest and other                               13,937         18,218
                                                         --------       --------
                                                          630,325        516,799
                                                         --------       --------
EXPENSES:
          Interest                                        177,493        165,267
          Depreciation                                    163,982        142,248
          Rent expense                                     32,726         34,871
          Provision for overhaul                           27,609         27,552
          Selling, general & administrative                11,251         12,372
                                                         --------       --------
                                                          413,061        382,310
                                                         --------       --------

INCOME BEFORE INCOME TAXES                                217,264        134,489
          Provision for income taxes                       76,591         46,488
                                                         --------       --------

NET INCOME                                               $140,673       $ 88,001
                                                         ========       ========




            See note to condensed consolidated financial statements.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                         1999            1998
                                                      ----------      ----------
                                                              (Unaudited)
REVENUES:
          Rentals of flight equipment                 $1,556,851      $1,362,800
          Flight equipment marketing                     110,433          84,922
          Interest and other                              49,845          60,770
                                                      ----------      ----------
                                                       1,717,129       1,508,492
                                                      ----------      ----------
EXPENSES:
          Interest                                       512,964         477,318
          Depreciation                                   477,661         409,894
          Rent expense                                    96,036         104,340
          Provision for overhaul                          71,836          78,031
          Selling, general & administrative               35,471          33,356
                                                      ----------      ----------
                                                       1,193,968       1,102,939
                                                      ----------      ----------

INCOME BEFORE INCOME TAXES                               523,161         405,553
          Provision for income taxes                     185,413         142,750
                                                      ----------      ----------

NET INCOME                                            $  337,748      $  262,803
                                                      ==========      ==========















            See note to condensed consolidated financial statements.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)


                                                              1999             1998
                                                          -----------      -----------
                                                                  (Unaudited)
OPERATING ACTIVITIES:
Net Income                                                $   337,748      $   262,803
Adjustments to reconcile net income
      to net cash provided by operating activities:
          Depreciation of flight equipment                    477,661          409,894
          Deferred income taxes                                32,187          132,015
          Amortization of deferred debt
               issue costs                                      8,836            8,258
          Gain on sale of flight equipment
               included in amount financed                     (7,820)          (8,429)
          Increase in notes receivable                        (38,803)         (13,497)
          Equity in net income of affiliates                      716             (229)
          Change in unamortized debt discount                  (4,537)         (16,181)
Changes in operating assets and liabilities:
          Increase in accrued interest,
               other receivables and other assets             (18,878)         (15,883)
          Increase in current income taxes receivable                          (78,041)
          Increase in current income taxes payable            145,295
          Increase in accrued interest and other
               payables                                        67,193           42,565
          Increase in rentals received in advance              (7,895)          (4,685)
                                                          -----------      -----------
Net cash provided by operating activities                     991,703          718,590
                                                          -----------      -----------

INVESTING ACTIVITIES:
Acquisition of flight equipment
      for operating leases                                 (2,952,286)      (2,708,862)
Decrease in deposits and progress payments                     97,027          117,768
Proceeds from disposal of flight
      equipment-net of gain                                 1,191,725          457,703
Collections on notes receivable and sales-type
      leases                                                  243,335           54,122

Increase in notes receivable                                                    (7,000)
Dividends from unconsolidated subsidiary                        5,000
                                                          -----------      -----------
Net cash used in investing activities                      (1,415,199)      (2,086,269)
                                                          -----------      -----------

FINANCING ACTIVITIES:
Proceeds from debt financing                                6,310,600        4,721,940
Payments in reduction of debt financing                    (5,708,283)      (3,300,387)
Debt issue costs                                               (9,832)          (6,455)
(Decrease) Increase in customer deposits                      (35,350)         119,006
Payment of common and preferred dividends                     (73,574)         (31,356)
                                                          -----------      -----------
Net cash provided by financing activities                     483,561        1,502,748
                                                          -----------      -----------

Increase in cash                                               60,065          135,069
Cash at beginning of period                                    52,723           63,754
                                                          -----------      -----------
Cash at end of period                                     $   112,788      $   198,823
                                                          ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:



                                                           1999           1998
                                                         --------       --------
                                                          (Dollars in thousands)
                                                               (Unaudited)
Cash paid during the period for:
      Interest (net of amount capitalized
      $34,051(1999) and $41,193(1998))                   $419,235       $404,487
      Income taxes                                          7,930         88,777


1999:
     Notes in the amount of $77,970 were received as partial payment in exchange for flight equipment sold with a book value of $70,150.

1998:
     Notes in the amount of $75,265 were received as partial payment in exchange for flight equipment sold with a book value of $66,836.












            See note to condensed consolidated financial statements.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
               NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)




A. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 1998 condensed consolidated financial statements to conform to the 1999 presentation. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

ITEM 2              INTERNATIONAL LEASE FINANCE CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

   The Company borrows funds for the purchase of flight equipment, including funds for progress payments during the construction phase, principally on an unsecured basis from various sources. The Company's debt financing was comprised of the following at the following dates:

                                               September 30,      December 31,
                                                   1999               1998
                                               ------------       ------------
                                                    (Dollars in thousands)
Public term debt with single
    maturities                                 $  3,200,000       $  3,825,000
Public medium-term notes with
    varying maturities                            4,229,080          3,348,350
Capital lease obligations                           698,056            810,768
Bank and other term debt                          1,115,432
                                               ------------       ------------
Total term debt and capital lease                 9,242,568          7,984,118
    obligations

Commercial paper                                  2,558,611          3,214,744
Less: Deferred debt discount                        (19,389)           (14,852)
                                               ------------       ------------
    Total Debt Financing and capital lease
    obligations                                $ 11,781,790       $ 11,184,010
                                               ============       ============

Composite interest rate                                6.03%              6.03%
Percentage of total debt at fixed rates               79.18%             64.20%
Composite interest rate on fixed rate                  6.03%              6.41%
    debt
Bank prime rate                                        8.25%              7.75%

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

      The Company has an effective shelf registration with respect to $2.0 billion of debt securities, under which $275 million in notes were sold through September 30, 1999. Additionally, a $750 million Medium-Term Note Program has been implemented under the shelf registration, under which $45 million in notes were sold through September 30, 1999.

      In addition, the Company established a Euro Medium Term Note Program for $2 billion, under which $771 million in notes were sold through September 30, 1999.

      The Company has an Export Credit Facility, up to a maximum of $4.3 billion, for approximately 75 aircraft to be delivered from 1999 through

2001. The Company has the right, but is not required, to use the facility to fund 85% of each aircraft's purchase price. This facility is guaranteed by various European Export Credit Agencies. The interest rate varies from 5.753% to 5.898% on the first 75 aircraft depending on the delivery date of the aircraft. Through September 30, 1999, the Company borrowed $1,115.4 million under this facility.

      The Company believes that the combination of internally generated funds and debt financing currently available to the Company will allow the Company to meet its capital requirements for at least the next 12 months.

IMPACT OF THE YEAR 2000

      The Company continues to monitor the status of the Year 2000 compliance of third party critical dependencies including lessees, vendors and financial institutions. This monitoring includes reviewing lessees Y2K exclusions with regard to insurance coverage. For further information on the impact of the year 2000, refer to Item 7 in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

                     INTERNATIONAL LEASE FINANCE CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS-Three months ended September 30, 1999 versus 1998.

      The 11.43% increase in revenues from the rentals of flight equipment, from $478.5 million in 1998 to $533.2 million in 1999, is due to a 4.35% increase in the number of aircraft available for operating lease from 345 at September 30, 1998 to 360 at September 30, 1999. The quarterly average cost of the leased fleet, which includes aircraft subject to sale-lease back transactions from which rental income is earned, increased 8.33% from $17.8 billion in 1998 to $19.3 billion in 1999.

      In addition to its leasing operations, the Company engages in the marketing of flight equipment at the end of, or during, the lease term, as well as the sales of flight equipment on a principal and commission basis. Revenue from flight equipment marketing increased from $20.1 million in 1998 to $83.2 million in 1999 as a result of the type and the number of flight equipment marketed in each period. Seven aircraft were sold in the third quarter of 1998 compared to thirty-two aircraft in the third quarter of 1999.

      Interest expense increased from $165.3 million in 1998 to $177.5 million in 1999 as a result of an increase in debt outstanding, excluding the effect of debt discount, from $11.4 billion in 1998 to $11.8 billion in 1999, offset in part by lower composite borrowing rates in 1999. The Company's composite borrowing rate fluctuated as follows:

                                         1999         1998       Decrease
                                         ----         ----       --------
          Beginning of Quarter           5.85%        6.22%       (.37%)
          End of Quarter                 6.03%        6.18%       (.15%)
                                         ----         ----
          Average                        5.94%        6.20%       (.26%)



      Depreciation of flight equipment increased from $142.2 million in 1998 to $164.0 million in 1999 due to the increased relative cost of the fleet.

      Rent expense decreased from $34.9 million in 1998 to $32.7 million in 1999 due to a decrease in the lease rates for 19 aircraft subject to sale-lease back transactions. Lease rates decreased as a result of principal amortization and decreased interest rates affecting the floating interest component of the lease rates.

                     INTERNATIONAL LEASE FINANCE CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS-Nine months ended September 30, 1999 versus 1998.

      The 14.24% increase in revenues from the rentals of flight equipment, from $1,362.8 million in 1998 to $1,556.9 million in 1999, is due to a 4.35% increase in the number of aircraft available for operating lease from 345 at September 30, 1998 to 360 at September 30, 1999. The nine month average cost of the leased fleet, which includes aircraft subject to sale-lease back transactions from which rental income is earned, increased 7.69% from $16.9 billion to $18.2 billion in 1999.

      In addition to its leasing operations, the Company engages in the marketing of flight equipment at the end of, or during, the lease term, as well as the sales of flight equipment on a principal and commission basis. Revenue from flight equipment marketing increased from $84.9 million in 1998 to $110.4 million in 1999 as a result of the type and the number of the flight equipment marketed in each period. Twenty-four aircraft were sold in the first nine months of 1998 compared to forty aircraft in the first nine months of 1999. In addition, the Company sold eight engines in the first nine months of 1998 compared to twelve engines in the first nine months of 1999.

      Interest expense increased from $477.3 million in 1998 to $513.0 million in 1999 as a result of an increase in debt outstanding, excluding the effect of debt discount, from $11.4 billion in 1998 to $11.8 billion in 1999, offset in part by lower composite borrowing rates in 1999. The Company's composite borrowing rate fluctuated as follows:


                                           1999         1998       Decrease
                                           ----         ----       --------
        Beginning of nine months           6.03%        6.44%       (.41%)
        End of nine months                 6.03%        6.18%       (.15%)
                                           ----         ---
        Average                            6.03%        6.31%       (.28%)



      Depreciation of flight equipment increased from $409.9 million in 1998 to $477.7 million in 1999 due to the increased relative cost of the fleet.

      Rent expense decreased from $104.3 million in 1998 to $96.0 million in 1999 due to a decrease in the lease rates for 19 aircraft subject to sale- lease back transactions. Lease rates decreased as a result of principal amortization and decreased interest rates affecting the floating interest component of the lease rates.

      Provision for overhauls decreased from $78.0 million in 1998 to $71.8 million in 1999 due to a decrease in the number of aircraft on which the Company collects overhaul reserves. This resulted in a decrease in the aggregate number of hours flown for which overhaul reserves are provided.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



      There has been no material change for the Company from the information provided in the Company's Form 10-K for the fiscal period ended December 31, 1998, see item 2, Management Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition of the Form 10-K.

                           PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

     a)   Exhibits:

           10.1 Boeing Purchase Agreement No. 2241 and related letter agreements, all dated July 30, 1999, between the Company and the Boeing Company (confidential treatment requested).

           12.1      Computation of Ratios of Earnings to Fixed Charges and
                     Preferred Stock Dividend

           27.1      Financial Data Schedule

     b)   Report on Form 8-K

          None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     INTERNATIONAL LEASE FINANCE CORPORATION




   November 12, 1999                         /S/ Leslie L. Gonda
                                             LESLIE L. GONDA
                                             Chairman of the Board




   November 12, 1999                         /S/ Alan H. Lund
                                             ALAN H. LUND
                                             Executive Vice President
                                             Co-Chief Operating Officer
                                             and Chief Financial Officer

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                                INDEX TO EXHIBITS


Exhibit No.
10.1 Boeing Purchase Agreement No. 2241 and related letter agreements, all dated July 30, 1999 (confidential treatment requested).

12.1    Computation of Ratios of Earnings to Fixed Charges and Preferred Stock
        Dividends

27.1    Financial Data Schedule