Form 10-K405
period 1999-12-31
INTERNATIONAL LEASE FINANCE CORP
filed 2000-03-10
CIK 714311

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM --------------- TO ---------------
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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [ ] NO [ ]

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (SEC. 229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

     AS OF MARCH 9, 2000, THERE WERE 35,818,122 SHARES OF COMMON STOCK, NO PAR VALUE, OUTSTANDING.

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    INTERNATIONAL LEASE FINANCE CORPORATION

                          1999 FORM 10-K ANNUAL REPORT

                            ------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                          PAGE
                                                                          ----
Item  1.    Business....................................................    1
Item  2.    Properties..................................................    6
Item  3.    Legal Proceedings...........................................    8

                                   PART II
Item  5.    Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................    9
Item  6.    Selected Financial Data.....................................    9
Item  7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................   10
Item  7A.   Quantitative and Qualitative Disclosures About Market
              Risk......................................................   14
Item  8.    Financial Statements and Supplementary Data.................   14
Item  9.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................   14

                                   PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
              8-K.......................................................   14

                                     PART I

ITEM 1. BUSINESS

GENERAL

     International Lease Finance Corporation (the "Company") is primarily engaged in the acquisition of new and used commercial jet aircraft and the leasing of those aircraft to airlines throughout the world. In addition to its leasing activity, the Company regularly sells aircraft from its leased aircraft fleet and aircraft owned by others to third party lessors and airlines and in some cases provides fleet management services to these buyers. The Company, in terms of the number and value of transactions concluded, is a major owner-lessor of commercial jet aircraft.

     As of December 31, 1999, the Company's lease portfolio consisted of 357 aircraft under operating lease and two aircraft under finance lease. Additionally, the Company provided fleet management services for 89 aircraft. See "Item 2. Properties -- Flight Equipment." At December 31, 1999, the Company had committed to purchase 331 aircraft deliverable through 2007 at an estimated aggregate purchase price of $16.4 billion. It also had options to purchase an additional 83 aircraft deliverable through 2007 at an estimated aggregate purchase price of $3.9 billion. See "Item 2. Properties -- Commitments."

     The Company maintains the mix of flight equipment to meet its customers' needs and to minimize the time that its aircraft are not leased to customers by purchasing those models of new and used aircraft which it believes will have the greatest airline demand and operational longevity.

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

     The Company is incorporated in the State of California and its principal executive offices are located at 1999 Avenue of the Stars, Los Angeles, California 90067. The Company's telephone and telecopier numbers are (310) 788-1999 and (310) 788-1990, respectively. The Company is an indirect wholly owned subsidiary of American International Group, Inc. ("AIG"). AIG is a holding company which through its subsidiaries is primarily engaged in a broad range of insurance and insurance-related activities and financial services in the United States and abroad. The Common Stock of AIG is listed on, among others, the New York Stock Exchange.

AIRCRAFT LEASING

     The initial term of the Company's current leases range in length from one year to 15 years. See "Item 2. Properties -- Flight Equipment" for information regarding scheduled lease terminations. Most of the Company's leases are operating leases under which the Company does not fully recover its aircraft cost and retains the benefit and assumes the risk of the residual value of the aircraft. The Company on occasion also enters into finance and sales-type leases where the full cost of the aircraft is substantially recovered over the term of the lease. At December 31, 1999, two of the Company's leases were accounted for as finance leases. The aircraft under operating leases are included as assets on the Company's balance sheet and depreciation is charged to income over the estimated useful lives of the aircraft. In accordance with generally accepted accounting principles, rentals are reported ratably as revenue over the lease term as they become due and are earned. The Company attempts to maintain a mix of short- and medium-term leases to balance the benefits and risks associated with different lease terms. Varying lease terms mitigate the effects of changes in prevailing market conditions at the time aircraft become eligible for re-lease or sale and the uncertainty associated with the estimated residual value of the aircraft at the end of the lease term.

     All leases are on a "net" basis with the lessee responsible for all operating expenses, which customarily include fuel, crews, airport and navigation charges, taxes, licenses, registration and insurance. Normal maintenance and repairs; airframe and engine overhauls; and compliance with return conditions of flight equipment on lease are provided by and paid for by the lessee. Under the provisions of most leases, for certain airframe and engine overhauls, the lessee is reimbursed by the Company for costs incurred up to but not exceeding related hourly rentals paid to the Company by the lessee. Such rentals are included in the caption Rental of flight equipment. The Company provides a charge to operations for such reimbursements based on the estimated reimbursements during the life of the lease, which amount is included in overhaul reserves. The lessee is responsible for compliance with all applicable laws and regulations with respect to the aircraft. The Company requires its lessees to comply with the most restrictive standards of either the Federal Aviation Administration (the "FAA") or its foreign equivalent. The Company makes periodic inspections of the condition of its leased aircraft. Generally, the Company requires a deposit which is security for the condition of aircraft upon return to the Company, the rental payments by the lessee and the performance of other obligations by the lessee under the lease. In addition, the leases contain extensive provisions regarding the remedies and rights of the Company in the event of a default thereunder by the lessee and specific provisions regarding the condition of the aircraft upon redelivery to the Company. The lessee is required to continue to make lease payments under all circumstances, including periods during which the aircraft is not in operation due to maintenance or grounding.

     The Company obtains and reviews relevant business materials from all prospective lessees and purchasers before entering into a lease or extending credit. Under certain circumstances, the Company may require the lessee to obtain guarantees or other financial support from an acceptable financial institution or other third party.

FLIGHT EQUIPMENT MARKETING

     The Company also regularly disposes of its leased aircraft at or before the expiration of their leases. The buyers include the aircraft's lessee, another airline or a third party lessor. Any gain or loss on disposition of leased aircraft is included in the caption Flight equipment marketing.

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

FINANCING/SOURCE OF FUNDS

     The Company purchases new aircraft directly from manufacturers and used aircraft from airlines and other owners for lease or sale to other airlines. The Company finances the purchase price of flight equipment from internally generated funds, secured and unsecured commercial bank financings and the issuance of commercial paper, public and private debt and preferred stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

CUSTOMERS

     At December 31, 1999, the Company leased aircraft, and managed aircraft leased, to the following airlines: (domestic) Alaska Airlines, America West, Continental Airlines, Frontier Airlines, Jet Blue, National Airlines, North American Airlines, Pro Air, Southwest Airlines, Trans World Airlines (TWA), Transmeridian and World Airways; (foreign) Aer Lingus, Aeris, Aero Continente, Aeroflot, Aero Lloyd Flugreisen, Aeromexico, Air 2000, Air Afrique, Air Alfa, Air Anatolia, Air Atlanta Icelandic, Air Canada, Air Europa (Air Espana SPA), Air Europe SpA, Air France, Air Jamaica, Air Liberte, Air Macau, Air Madagascar, Air Malta, Air Mauritius, Air New Zealand, Air One, Air Pacific, Air Seychelles, Air Transat, Air Vanuatu, Alitalia, Ansett Australia, Asiana Airlines, Austrian Airlines, Avianca, Brussels International Airline, BRA Transportes, Braathens S.A.F.E., Britannia Airways, British Airways, British Midland Airways, Blue Panorama, BWIA, Caledonian, Canada 3000, Canadian Airlines, Cathay Pacific, China Airlines, China Eastern, China Hainan Airlines, China Northwest, China Southern Airlines, China Southwest Airlines, China Xinjiang, Easy Jet, El Al Israel Airlines, Emirates, Estonian Air, Far Eastern Air Transport, Finnair, Flying Colours, Garuda Indonesia, GB Airways, Hapag-Lloyd Flug, Heliopolis, Hong Kong Dragon Airlines (Dragonair), Iberia, Icelandair, Kenya Airways, KLM Royal Dutch Airlines, KLM City Hoppers, L'Aeropostale, Lineas Aereas Privadas Argentinas, S.A. (LAPA), Lithuanian, Lloyd Aero Boliviano (LAB), Linea Aerea Nacional Chile, Lotus Air, LTU Luftransport-Unternehmen, Lufthansa, Malev, Mandarin Airlines, Martinair Holland, Meridiana, Mexicana, Middle East Airlines Airliban, Monarch Airlines, Olympic Airways, Oman Aviation, Pegasus, Pharoah, Polynesian Airlines, QANTAS, Rio Sul, Royal Jordanian, Sabena, Sabre Airways, Sahara India Airlines, Shanghai, Shenzhen, Sichuan Airlines, Skymark, Skyservice Airlines, Spanair, Star, Sterling European, Swissair, TACV Cabo Verde, TAP Air Portugal, Turk Hava Yollari (THY), TransAer, Transavia, Transbrasil, Varig, VASP, Virgin Atlantic Airways, VIVA Airways, Volare, Wuhan Airlines, Xiamen Airlines and Yemenia. No single customer accounted for more than 10% of total revenues in any of the last three years.

     Revenues include rentals of flight equipment to foreign airlines of $1,842,126,000 (1999), $1,623,891,000 (1998) and $1,472,075,000 (1997)
comprising 88.5%, 87.6% and 85.0%, respectively, of total rentals of flight equipment. See Note J of Notes to Consolidated Financial Statements.

     The following table sets forth the dollar amount and percentage of total rental revenues attributable to the indicated geographic areas for the years indicated:

                                            1999                  1998                  1997
                                     ------------------    ------------------    ------------------
                                       AMOUNT       %        AMOUNT       %        AMOUNT       %
                                     ----------   -----    ----------   -----    ----------   -----
                                                         (DOLLARS IN THOUSANDS)
Europe.............................  $  946,335    45.5%   $  798,773    43.1%   $  705,128    40.7%
Asia/Pacific.......................     421,337    20.3       410,600    22.1       358,687    20.7
United States and Canada...........     389,593    18.7       333,472    18.0       345,143    19.9
Central and South America and
  Mexico...........................     201,405     9.7       190,572    10.3       211,152    12.2
Africa and the Middle East.........     121,885     5.8       120,566     6.5       112,557     6.5
                                     ----------   -----    ----------   -----    ----------   -----
                                     $2,080,555   100.0%   $1,853,983   100.0%   $1,732,667   100.0%
                                     ==========   =====    ==========   =====    ==========   =====

     Many foreign countries have currency and exchange laws regulating the international transfer of currencies. The Company attempts to minimize its currency and exchange risks by negotiating most of its aircraft lease and all of its sales transactions in U.S. dollars and all guarantees obtained to support various lease agreements are denominated for payment in the same currency. The Company requires, as a condition to any foreign transaction, that the lessee or purchaser in a foreign country first obtain, if required, written approval of the appropriate government agency, finance ministry or central bank for the remittance of all funds contractually owed to the Company in U.S. dollars. Some of the Company's leases are negotiated in Euros to meet the needs of a growing number of airlines. These Euro denominated leases are primarily used as a hedge against Euro denominated debt obligations of the Company. As a result, foreign currency risk is immaterial to the Company.

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

COMPETITION

     The leasing and sale of jet aircraft is highly competitive. Aircraft manufacturers and the airlines sell new and used jet aircraft. Furthermore, the Company faces competition in leasing aircraft from aircraft manufacturers, banks, financial institutions and other leasing companies. There is also competition with respect to its remarketing activities from many sources, including, but not limited to, aircraft brokers.

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

     In every foreign country, similar government agencies regulate the country's air carriers, the operations of foreign airlines in the country and the registration of aircraft. Like the FAA, the civil aviation authority in a foreign country can suspend or revoke the operating authority of an airline and ground aircraft for safety reasons.

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

     The Company's involvement with the civil aviation authorities of foreign jurisdictions consists largely of requests to register and deregister the Company's aircraft on lease to carriers in those countries.

     The Company also works with U.S. Customs with respect to the import and export of the Company's aircraft into and from the United States for maintenance or lease.

EMPLOYEES

     The Company is in a capital intensive rather than a labor intensive business. As of December 31, 1999, the Company had 95 full-time employees, which it considered adequate for its business operations. The Company will expand its management and administrative personnel, as necessary, to meet future growth. None of the Company's employees is covered by a collective bargaining agreement and the Company believes that it has maintained excellent employee relations. The Company provides certain employee benefits, including retirement plans and health, life, disability and accident insurance.

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

     Insurance premiums are paid by the lessee, with coverage acknowledged by the broker or carrier. The territorial coverage is, in each case, suitable for the lessee's area of operations and the policies contain, among other provisions, a "no co-insurance" clause and a provision prohibiting cancellation or material change without at least 30 days advance written notice to the Company. Furthermore, the insurance is primary and not contributory and all insurance carriers are required to waive rights of subrogation against the Company.

     The stipulated loss value schedule under aircraft hull insurance policies is on an agreed value basis acceptable to the Company, which usually exceeds the book value of the aircraft. In cases where the Company believes that the agreed value stated in the lease is not sufficient, the Company purchases additional Total Loss Only coverage for the deficiency. Aircraft hull policies contain standard clauses covering aircraft engines. All deductibles are required to be paid by the lessee. Furthermore, the aircraft hull policies contain full war risk endorsements, including, but not limited to, confiscation, seizure, hijacking and similar forms of retention or terrorist acts. All losses under such policies are payable in U.S. dollars.

     The comprehensive liability insurance policies include provisions for bodily injury, property damage, passenger liability, cargo liability and such other provisions reasonably necessary in commercial passenger and cargo airline operations with minimal deductibles. Such policies generally have combined comprehensive single liability limits of not less than $250 million. Additionally, all aircraft in the Company's fleet are covered by Contingent Liability insurance.

     The Company also maintains other insurance covering the specific needs of its business operations. Insurance policies are generally placed or reinsured through AIG subsidiaries, with costs allocated back to the Company. The Company believes that its insurance is adequate both as to coverage and amount.

FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K contains or incorporates statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-K and include statements regarding, among other matters, the Company's growth and acquisition opportunities, the Company's acquisition strategy, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company's financial condition or results of operations. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should" and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or industry results to vary materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry economic and business conditions, which will, among other things, affect demand for aircraft, availability and creditworthiness of current and prospective lessees, lease rents, availability and cost of financing and operating expenses; governmental actions and initiatives, environmental and safety requirements and Year 2000 compliance issues of the Company and third parties and related service interruptions or payment delays. The Company will not update any forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

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

     At December 31, 1999, all of the Company's fleet was Stage III compliant, meaning that the aircraft hold or are capable of holding a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention or have been shown to comply with the Stage III noise levels set out in Section 36.5 of Appendix C of Part 36 of the Federal Aviation Regulations of the United States. At December 31, 1999, the average age of the Company's aircraft was 3.84 years.

     The following table shows the scheduled lease terminations (for the minimum noncancelable period) by aircraft type for the Company's operating lease portfolio at December 31, 1999:

     AIRCRAFT TYPE        2000   2001   2002   2003   2004   2005   2006   2007   2008   2009   2010   2011   TOTAL
     -------------        ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   -----
737-300/400/500.........   10     14     17     18      9      8     2      4                                   82
737-700/800.............    1                                  3     5      4      1              1     2       17
757-200.................    2      9      3      3      5     10     6      9      4       2                    53
767-200.................           2                           1                                                 3
767-300.................    2      7      8      7      7      3     2      1      2              1             40
777-200.................           2                           2     3                     2                     9
747-300.................           2                                                                             2
747-400.................           1      6      2                                         2                    11
MD-83...................                                1                                                        1
DC10-30.................    2                                                                                    2
MD-11...................                                       3     3                                           6
A300-600R...............           3      1      1             1                                                 6
A310-300................           4      1      1      1                                                        7
A319....................                  2      2             3     4                                          11
A320....................    1      1      2     19      8      2     5      3              2            1       44
A321....................    1      4      3      5      6      2     2      3      3                            29
A330-200................                                2            2      8      1                            13
A330-300................           3      2      2      1      1     1                                          10
A340....................           3      6      1             1                                                11
                           --     --     --     --     --     --     --     --     --     --     --     --     ---
Total...................   19     55     51     61     40     40    35     32     11       8      2     3      357

---------------

     This schedule includes 19 aircraft leased by the Company and subleased to others and two aircraft which were not subject to lease at December 31, 1999, but subsequently were leased.

COMMITMENTS

     At December 31, 1999, the Company had committed to purchase the following aircraft at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $16.4 billion for delivery as shown:

           AIRCRAFT TYPE              2000   2001   2002   2003   2004   2005   2006   2007   TOTAL
           -------------              ----   ----   ----   ----   ----   ----   ----   ----   -----
737-600/700/800(a)..................   12     23     24     25     25     16      9            134
757-200.............................    6      3      2      1                                  12
767-300.............................    4      3      1      1      1                           10
777-200.............................    3      5      3      3      3      3      3             23
A318................................                  2      5      6      6      6     5       30
A319................................   10      2      3      7      8      8                    38
A320-200............................    6     13      4      5      3      4      2             37
A321-200............................    4      1      2      3      3      5                    18
A330-200............................    5      2      4      3      3      1                    18
A340/300/500/600(a).................    1      2      2      2             2      2             11
                                       --     --     --     --     --     --     --     --     ---
          Total.....................   51     54     47     55     52     45     22     5      331

---------------

(a) The Company has the right to designate the size of the aircraft within the specific model type at specific dates prior to contractual delivery.

     At December 31, 1999, the Company had options to purchase the following aircraft at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $3.9 billion for delivery as shown:

           AIRCRAFT TYPE              2000   2001   2002   2003   2004   2005   2006   2007   TOTAL
           -------------              ----   ----   ----   ----   ----   ----   ----   ----   -----
B737-600/700/800....................                 1      1              9     16     25     52
B777-200............................                        1      1                            2
A319................................                 3      1      1       1      4      3     13
A320-200............................                 1      1                                   2
A321-200............................                 1      2      1              2             6
A330-200............................          1      1      1      1                            4
A340-300/500/600....................                 1      1      2                            4
                                       --     --     --     --     --     --     --     --     --
                                       0      1      8      8      6      10     22     28     83

     Management anticipates that a significant portion of such aggregate purchase price will be funded by incurring additional debt. The exact amount of the indebtedness to be incurred will depend upon the actual purchase price of the aircraft, which can vary due to a number of factors, including inflation, and the percentage of the purchase price of the aircraft which must be financed.

     The aircraft listed above are being purchased pursuant to master agreements with each of The Boeing Company ("Boeing") and AVSA, S.A.R.L., the sales subsidiary of Airbus Industrie ("Airbus"). These agreements establish the pricing formulas (which include certain price adjustments based upon inflation and other factors) and various other terms with respect to the purchase of aircraft. Under certain circumstances, the Company has the right to alter the mix of aircraft type ultimately acquired. As of December 31, 1999, the Company had made non-refundable deposits (exclusive of capitalized interest) with respect to the aircraft which the Company has committed to purchase of approximately $434,560,000 and $334,556,000 with Boeing and Airbus, respectively.

     As of March 8, 2000, the Company had entered into contracts for the lease of all of the 51 aircraft to be delivered in 2000, 52 of the 54 aircraft to be delivered in 2001, 26 of the 47 aircraft to be delivered in 2002, 18 of the 55 aircraft to be delivered in 2003 and 4 of the 124 aircraft to be delivered subsequent to 2003. The Company will need to find customers for aircraft presently on order and any new aircraft ordered and arrange financing for portions of the purchase price of such equipment. Although the Company has been successful to date in placing its new aircraft on lease or sales contracts, and has obtained adequate financing in the past, there can be no assurance as to the future continued availability of lessees or purchasers, or of sufficient amounts of financing on terms acceptable to the Company.

FACILITIES

     The Company's principal offices are located at 1999 Avenue of the Stars, Los Angeles, California. The Company occupies space under leases which expire in 2005. As of December 31, 1999, the Company occupied approximately 30,000 square feet of office space with a signed agreement to obtain an additional 20,000 square feet during 2000. The leases provide for annual rentals of approximately $3,000,000, and the rental payments thereunder are subject to certain indexed escalation provisions.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any significant legal proceedings.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company is indirectly wholly owned by AIG and the Company's Common Stock is not listed on any national exchange or traded in any established market. During the years ended December 31, 1999, 1998, and 1997, the Company paid cash dividends to its parent company of $69,500,000, $25,200,000 and $19,700,000, respectively. It is the intent of the Company to pay its parent company an annual dividend of at least 7% of net income subject to the dividend preference of any preferred stock outstanding. Under the most restrictive provisions of the Company's borrowing arrangements, consolidated retained earnings at December 31, 1999 in the amount of $718,820,000 were unrestricted as to the payment of dividends.

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

                                                       YEARS ENDED DECEMBER 31,
                                  -------------------------------------------------------------------
                                     1999          1998          1997          1996          1995
                                  -----------   -----------   -----------   -----------   -----------
                                                     (DOLLAR AMOUNTS IN THOUSANDS)
OPERATING DATA:
Rentals of flight equipment.....  $ 2,080,555   $ 1,853,983   $ 1,732,667   $ 1,444,439   $ 1,254,020
Flight equipment marketing......      147,216       118,183       176,005       136,099       119,078
Interest and other income.......       72,317        73,500        49,335        51,976        49,390
Total revenues..................    2,300,088     2,045,666     1,958,007     1,632,514     1,422,488
Expenses........................    1,596,683     1,483,392     1,431,848     1,237,575     1,084,142
Income before income taxes......      703,405       562,274       526,159       394,939       338,346
Net income......................      453,447       369,352       338,684       251,774       196,437
RATIO OF EARNINGS TO FIXED
  CHARGES AND PREFERRED STOCK
  DIVIDENDS(1):                         1.75x         1.60x         1.58x         1.47x         1.43x
BALANCE SHEET DATA:
Flight equipment under operating
  leases (net of accumulated
  depreciation).................  $16,096,053   $14,872,430   $12,792,531   $12,182,774   $10,762,870
Net investment in finance and
  sales-type leases.............       56,555        89,904        98,026       103,629        86,237
Total assets....................   17,507,124    16,379,632    14,551,954    13,725,596    12,329,182
Total debt......................   11,861,796    11,184,010     9,954,362     9,794,260     8,892,634
Shareholders' equity............    3,210,192     2,844,375     2,517,188     2,214,552     2,000,107
OTHER DATA:
Aircraft owned at period
  end(2)........................          338           329           299           296           278
Aircraft sold or remarketed
  during the period.............           51            31            57            37            41

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

FINANCIAL CONDITION

     The Company borrows funds to purchase flight equipment, including funds for progress payments during the construction phase, principally on an unsecured basis from various sources. At December 31, 1999, 1998 and 1997, the Company's debt financing and capital lease obligations were comprised of the following:

                                          1999           1998           1997
                                       -----------    -----------    ----------
                                                (DOLLARS IN THOUSANDS)
Public term debt with single
  maturities.........................  $ 3,721,330    $ 3,825,000    $3,950,000
Public medium-term notes with varying
  maturities.........................    3,225,500      3,348,350     2,896,865
Capital lease obligations............      669,576        810,768       903,320
Bank term debt.......................    1,295,038             --            --
                                       -----------    -----------    ----------
          Total term debt, bank debt
            and
            capital lease
            obligations..............    8,911,444      7,984,118     7,750,185
Commercial paper.....................    2,978,353      3,214,744     2,212,601
Less: Deferred debt discount.........      (28,001)       (14,852)       (8,424)
                                       -----------    -----------    ----------
          Debt financing and capital
            lease obligations........  $11,861,796    $11,184,010    $9,954,362
                                       ===========    ===========    ==========
Composite interest rate..............        6.14%          6.03%         6.44%
Percentage of total debt at fixed
  rate...............................       69.28%         64.20%        76.49%
Composite interest rate on fixed
  debt...............................        6.06%          6.41%         6.63%
Bank prime rate......................        8.50%          7.75%         8.50%

Public Debt

     The interest on substantially all of the public debt (exclusive of the commercial paper) is fixed for the term of the note. As of December 31, 1999, the Company had an effective shelf registration statement with respect to $2.0 billion of debt securities, under which $275 million of notes were sold through December 31, 1999. Additionally, a $750 million Medium-Term Note program was implemented under the shelf registration statement, under which $45 million was sold through December 31, 1999. In addition, the Company established a Euro Medium Term Note Program for $2 billion, under which $771 million in notes were sold through December 31, 1999.

Capital Lease Obligations

     The Company has Export Credit Lease financings which provide ten year, amortizing loans in the form of capital lease obligations. The interest rate on 62.5% of the original financing available is 6.55% and the interest rate on 22.5% of the original financing available is fixed at rates varying between 6.18% and 6.89%. These two tranches are guaranteed by various European Export Credit Agencies. The remaining 15% of the original financing available provides for LIBOR based pricing.

Bank Term Debt

     In January 1999, the Company entered into a new Export Credit Facility, up to a maximum of $4.3 billion, for approximately 75 aircraft to be delivered from 1999 through 2001. The Company has the right, but is not required, to use the facility to fund 85% of each aircraft's purchase price. This facility is guaranteed by various European Export Credit Agencies. The interest rate varies from 5.753% to 5.898% on the first 75 aircraft depending on the delivery date of the aircraft. Through March 8, 2000, the Company borrowed $1.5 billion under this facility.

Bank Commitments

     As of December 31, 1999, the Company had committed revolving loans and lines of credit with 53 commercial banks aggregating $2.9 billion. Bank debt principally provides for interest rates that vary according to the pricing option in effect at the time of borrowing. Pricing options include prime, a range from .22% over LIBOR to .32% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The revolving loans and lines of credit are subject to facility fees of up to .08% of amounts available. Such financing is used primarily as backup for the Company's Commercial Paper program. In November 1999, the Company replaced $1.5 billion of the committed revolving loans with a new 364 day facility for $1.5 billion at the same pricing.

Other

     In 1995, 1996 and 1997, the Company, through subsidiaries, entered into sale-leaseback transactions providing proceeds to the Company in the amounts of $413.0 million, $507.6 million and $601.9 million, respectively, each relating to seven aircraft. The transactions resulted in the sale and leaseback of these aircraft for one year operating leases, each with six one year extension options for a total of seven years for each aircraft. The Company has the option to either buy back the aircraft or redeliver the aircraft for a fee to the lessor at the end of any lease period. The lease rates equate to fixed principal amortization and floating interest payments based on LIBOR or commercial paper pricing. As of December 31, 1999, the Company had repurchased two aircraft which were sold to third parties.

     The Company believes that the combination of internally generated funds and debt financing currently available to the Company will allow the Company to meet its capital requirements for at least the next 12 months.

     In the normal course of business, the Company employs a variety of off-balance sheet financial instruments and other derivative products to manage its exposure to interest rates and the resulting impact of changes in interest rates on earnings, with the objective to lower its overall borrowing cost and to maintain its optimal mix of variable and fixed rate interest obligations. The Company only enters into derivative transactions to hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements, currency swap agreements, interest rate swaptions and interest rate floors.

     The counterparties to the Company's derivative instruments are all U.S. derivative dealers. The counterparties to the majority of the notional amounts of the Company's derivative instruments are "AAA" rated and all have at least an "A" credit rating. The derivatives are subject to a bilateral security agreement which, in certain circumstances, may allow one party to the agreement to require the second party to the agreement to establish a cash collateral account. Any failure of the instruments or counterparties to perform under the derivative contracts would have an immaterial impact on the Company's earnings.

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

     ILFC is exposed to market risk and the risk of loss of fair value resulting from adverse fluctuations in interest rates. As of December 31, 1999, ILFC statistically measured the loss of fair value through the application of a VaR model. In this analysis the net fair value of ILFC was determined using the financial instrument assets, which included the tax adjusted future flight equipment lease revenue, and the financial instrument liabilities, which included the future servicing of the current debt. The estimated impact of the current derivative positions was also taken into account.

     ILFC calculated the VaR with respect to the net fair value using the variance-covariance (delta-normal) methodology. This calculation also used daily historical interest rates for the two years ending December 31, 1999. The VaR model estimated the volatility of each of these interest rates and the correlation among them. The yield curve was constructed using eleven key points on the curve to model possible curve movements. Thus, the VaR measured the sensitivity of the assets and liabilities to the calculated interest rate exposures. These sensitivities were then applied to a database, which contained the historical ranges of movements in interest rates and the correlation among them. The results were aggregated to provide a single amount that depicts the maximum potential loss in fair value of a confidence level of 95 percent for a time period of one month. As December 31, 1999, the VaR of ILFC with respect to its aforementioned net fair value was $50 million.

RESULTS OF OPERATIONS

     The increase in revenues from rentals of flight equipment from $1,732.7 million in 1997 to $1,854.0 million in 1998 to $2,080.6 million in 1999 is due to the increase in the number of aircraft available for operating lease from 319 in 1997 to 349 in 1998, to 357 in 1999. The increase is also attributable to the increase in the cost of the leased fleet, which includes aircraft subject to sale-leaseback transactions from which rental income is earned, from $15.9 billion in 1997 to $18.3 billion in 1998 and $19.7 billion in 1999. Additionally, the percentage of widebodies, for which higher lease payments are typically received, has increased from 28% to 30% to 33% of the fleet in 1997, 1998 and 1999, respectively.

     In addition to its leasing operations, the Company engages in the marketing of flight equipment at the end of, or during, the lease term, as well as the sales of flight equipment on a principal and commission basis. Revenue from such flight equipment marketing decreased from $176.0 million in 1997, to $118.2 million in 1998 and increased to $147.2 million in 1999 as a result of the type and the number of the flight equipment marketed in each period which fluctuated from 57 aircraft in 1997 to 31 aircraft in 1998 and to 51 aircraft in 1999. In addition, the Company sold 11 engines (1997), 15 engines (1998) and 13 engines
(1999).

     Interest expense fluctuated from $642.3 million in 1997, to $640.0 million in 1998, to $686.8 million in 1999, as a result of an increase in debt outstanding, excluding the effect of debt discount, from $10.0 billion in 1997 to $11.2 billion in 1998 to $11.9 billion in 1999, to finance aircraft acquisitions, offset in part by lower composite borrowing rates in 1998 and 1999. The Company's composite borrowing rate fluctuated as follows:

December 31, 1996...........................................  6.23%
March 31, 1997..............................................  6.20
June 30, 1997...............................................  6.32
September 30, 1997..........................................  6.34
December 31, 1997...........................................  6.44
March 31, 1998..............................................  6.29
June 30, 1998...............................................  6.22
September 30, 1998..........................................  6.18
December 31, 1998...........................................  6.03
March 31, 1999..............................................  5.90
June 30, 1999...............................................  5.85
September 30, 1999..........................................  6.03
December 31, 1999...........................................  6.14

     Depreciation of flight equipment increased from $546.2 million in 1997 to $556.1 million in 1998 to $637.3 million in 1999 due to the increased cost of the fleet. The cost of flight equipment during the same periods increased from $14.4 billion at December 31, 1997 to $16.9 billion at December 31, 1998 to $18.2 billion at December 31, 1999. The increase in depreciation expense due to increased flight equipment cost from 1997 to 1998 was partially offset by depreciation taken in 1997 on older aircraft, which were acquired used, that were either sold or fully depreciated prior to the end of 1997.

     Provisions for overhauls increased from $99.5 million in 1997 to $102.5 million in 1998 and decreased to $94.5 million in 1999 due to changes in the number of aircraft on which the Company collects overhaul revenue. An increase or decrease in the number of aircraft will result in a corresponding increase or decrease in the aggregate number of hours flown, for which overhaul reserves are provided.

     Rent expense increased from $103.9 million in 1997 to $138.4 million in 1998 and decreased to $130.0 million in 1999 due to corresponding changes in the number of sale-leaseback transactions.

     The effective tax rate decreased from 35.6% in 1997 to 34.3% in 1998 and increased to 35.5% in 1999.

IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. This could result in a failure of the information technology systems ("IT systems") and other operating equipment containing imbedded technology ("non-IT systems") in the year 2000, causing disruption of operations of the Company, its lessees, vendors, or business partners.

     The Company developed and executed a plan to address the Year 2000 issue as it affected the Company's internal IT and non-IT systems, and to assess Year 2000 issues related to third parties on which the Company has critical dependencies. The development and execution of the plan was overseen by a steering committee made up of executives of member companies of American International Group, Inc. ("AIG"), the Company's parent.

     The Company has not experienced any interruption of operations as a result of Year 2000 related issued related to internal IT and non-IT systems. The Company has not experienced any impact on the operations of the Company's lessees, vendors or business partners as a result of Year 2000 related issues.

     As a result of long production lead times and other factors, a disruption of the Company's operations from a Year 2000 issue may not become evident until some time in the future. Therefore, the Company continues, to monitor, through its normal business practices, its lessees' insurance coverages and payment histories, vendors delivery dates and business partners' services for Year 2000 issues. The Company believes that its lessees, vendors and business partners are Year 2000 ready and will not experience business disruptions as a result of Year 2000 related issues.

     The costs associated with addressing the Year 2000 issue, including developing and executing the above plan and remediating affected systems and equipment, have been nominal and were expensed as incurred. Such costs did not include normal system upgrades and replacements. The Company does not expect to incur any significant future costs relating to internal IT and non-IT systems as a result of the Year 2000 issue.

NEW ACCOUNTING PRONOUNCEMENTS, ISSUED BUT NOT YET EFFECTIVE

     On June 23, 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133. (SFAS 137). SFAS 137 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or statement of financial position.

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

     (b) Reports on Form 8-K: None.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                                   FORM 10-K
                           ITEMS 8, 14(a), AND 14(c)

            INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

     The following consolidated financial statements of the Company and its subsidiaries required to be included in Item 8 are listed below:

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................     17
Consolidated Financial Statements:
  Balance Sheets at December 31, 1999 and 1998..............     18
  Statements of Income for the years ended December 31,
     1999, 1998 and 1997....................................     19
  Statements of Shareholders' Equity for the years ended
     December 31, 1999, 1998 and 1997.......................     20
  Statements of Cash Flows for the years ended December 31,
     1999, 1998 and 1997....................................  21-22
  Notes to Consolidated Financial Statements................     23

     The following financial statement schedule of the Company and its subsidiaries is included in Item 14(a)(2):

SCHEDULE NUMBER                           DESCRIPTION                           PAGE
---------------                           -----------                           ----
      II          Valuation and Qualifying Accounts...........................   36

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
  4.1      Indenture dated as of November 1, 1991, between the Company and U.S. Bank Trust National Association (successor to
           Continental Bank, National Association), as Trustee (filed as an exhibit to Registration Statement No. 33-43698 and
           incorporated herein by reference).
  4.2      The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of
           long-term debt of the Company and its subsidiaries, the
           authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
 10.1      Revolving Credit Agreement, dated as of January 17, 1997,
           among the Company, Union Bank of Switzerland, New York
           Branch, and the other banks listed therein providing up to
           $1,250,000,000 (five year facility) (filed as an exhibit to
           Form 10-K for the year ended March 31, 1996 and incorporated herein by reference).
 10.2      Revolving Credit Agreement, dated as of November 17, 1999, among the Company, Citicorp USA, Inc., and the other banks listed therein providing up to $1,500,000,000 (364 day
           facility).
 10.3      Aircraft Facility Agreement, dated as of January 19, 1999, among the Company, Halifax PLC and the other banks listed
           therein providing up to $4,327,260,000 for the financing of approximately seventy-five Airbus aircraft (filed as an
           exhibit to Form 10-K for the year ended December 31, 1998
           and incorporated herein by reference).
 10.4      Boeing Purchase Agreement No. 2241 and related letter
           agreements, all dated July 30, 1999, between the Company and the Boeing Company (filed as an exhibit to Form 10-Q for the quarter ended September 30, 1999) (confidential treatment
           granted).
   12      Computation of Ratio of Earnings to Fixed Charges and
           Preferred Stock Dividends.
   23      Consent of PricewaterhouseCoopers LLP.
   27      Financial Data Schedule.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To The Shareholder and Board of Directors
International Lease Finance Corporation
Los Angeles, California

     In our opinion, the consolidated financial statements listed in the accompanying index appearing under Items 14(a)(1) and (2) on page 15 present fairly, in all material respects, the financial position of International Lease Finance Corporation and its subsidiaries (the "Company") at December 31, 1999 and December 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the Untied States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Los Angeles, California
February 11, 2000

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                       DECEMBER 31,
                                                                --------------------------
                                                                   1999           1998
                                                                -----------    -----------
Cash, including interest bearing accounts of
  $112,372 (1999) and $33,716 (1998)........................    $   123,109    $    52,723
Current income taxes........................................             --         16,007
Notes receivable............................................        270,436        340,344
Net investment in finance and sales-type leases.............         56,555         89,904
Flight equipment under operating leases.....................     18,246,253     16,860,789
  Less accumulated depreciation.............................      2,150,200      1,988,359
                                                                -----------    -----------
                                                                 16,096,053     14,872,430
Deposits on flight equipment purchases......................        848,730        906,197
Accrued interest, other receivables and other assets........         77,825         60,754
Investments.................................................          6,067         11,771
Deferred debt issue costs -- less accumulated amortization
  of
  $70,375 (1999) and $62,115 (1998).........................         28,349         29,502
                                                                -----------    -----------
                                                                $17,507,124    $16,379,632
                                                                ===========    ===========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued interest and other payables.........................    $   280,933    $   235,046
Current income taxes........................................         14,370             --
Debt financing, net of deferred debt discount of
  $28,001 (1999) and $14,852 (1998).........................     11,192,220     10,373,242
Capital lease obligations...................................        669,576        810,768
Security and other deposits on flight equipment.............        801,313        863,832
Rentals received in advance.................................        110,435        119,682
Deferred income taxes.......................................      1,228,085      1,132,687
Commitments and contingencies -- Note K

SHAREHOLDERS' EQUITY
  Preferred stock -- no par value; 20,000,000 authorized
     shares
  Market Auction Preferred Stock, $100,000 per share
     liquidation value; Series A, B, C, D, E, F, G and H
     (1999 and 1998), each having
     500 shares issued and outstanding......................        400,000        400,000
  Common stock -- no par value; 100,000,000 authorized
     shares, 35,818,122 shares (1999 and 1998) issued and
     outstanding............................................          3,582          3,582
  Paid-in capital...........................................        579,955        579,955
  Retained earnings.........................................      2,226,655      1,860,838
                                                                -----------    -----------
                                                                  3,210,192      2,844,375
                                                                -----------    -----------
                                                                $17,507,124    $16,379,632
                                                                ===========    ===========

                            See accompanying notes.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                             ------------------------------------
                                                                1999         1998         1997
                                                             ----------   ----------   ----------
Revenues:
  Rental of flight equipment...............................  $2,080,555   $1,853,983   $1,732,667
  Flight equipment marketing...............................     147,216      118,183      176,005
  Interest and other.......................................      72,317       73,500       49,335
                                                             ----------   ----------   ----------
                                                              2,300,088    2,045,666    1,958,007
Expenses:
  Interest.................................................     686,767      639,964      642,321
  Depreciation of flight equipment.........................     637,256      556,082      546,226
  Provision for overhaul...................................      94,535      102,508       99,458
  Flight equipment rent....................................     130,026      138,392      103,883
  Selling, general and administrative......................      48,099       46,446       39,960
                                                             ----------   ----------   ----------
                                                              1,596,683    1,483,392    1,431,848
                                                             ----------   ----------   ----------
     INCOME BEFORE INCOME TAXES............................     703,405      562,274      526,159
Provision for income taxes.................................     249,958      192,922      187,475
                                                             ----------   ----------   ----------
     NET INCOME............................................  $  453,447   $  369,352   $  338,684
                                                             ==========   ==========   ==========

                            See accompanying notes.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                         MARKET AUCTION
                                         PREFERRED STOCK           COMMON STOCK
                                      ---------------------    --------------------
                                      NUMBER OF                NUMBER OF               PAID-IN      RETAINED
                                       SHARES       AMOUNT       SHARES      AMOUNT    CAPITAL      EARNINGS       TOTAL
                                      ---------    --------    ----------    ------    --------    ----------    ----------
Balance at December 31, 1996........    4,000      $400,000    35,818,122    $3,582    $579,955    $1,231,015    $2,214,552
  Dividends to AIG..................                                                                  (19,700)      (19,700)
  Preferred stock dividends.........                                                                  (16,348)      (16,348)
  Net income........................                                                                  338,684       338,684
                                        -----      --------    ----------    ------    --------    ----------    ----------
Balance at December 31, 1997........    4,000      $400,000    35,818,122    $3,582    $579,955    $1,533,651    $2,517,188
  Dividends to AIG..................                                                                  (25,200)      (25,200)
  Preferred stock dividends.........                                                                  (16,965)      (16,965)
  Net income........................                                                                  369,352       369,352
                                        -----      --------    ----------    ------    --------    ----------    ----------
Balance at December 31, 1998........    4,000      $400,000    35,818,122    $3,582    $579,955    $1,860,838    $2,844,375
  Dividends to AIG..................                                                                  (69,500)      (69,500)
  Preferred stock dividends.........                                                                  (18,130)      (18,130)
  Net income........................                                                                  453,447       453,447
                                        -----      --------    ----------    ------    --------    ----------    ----------
Balance at December 31, 1999........    4,000      $400,000    35,818,122    $3,582    $579,955    $2,226,655    $3,210,192
                                        =====      ========    ==========    ======    ========    ==========    ==========

                            See accompanying notes.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1999          1998          1997
                                                              -----------   -----------   -----------
OPERATING ACTIVITIES:
  Net income................................................  $   453,447   $   369,352   $   338,684
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation of flight equipment........................      637,256       556,082       546,226
    Deferred income taxes...................................       95,398       205,666       117,727
    Amortization of deferred debt issue costs...............        8,260        10,242         9,505
    Gain on sale of flight equipment included in amount
      financed..............................................       (7,631)      (10,747)      (30,369)
    Increase in notes receivable............................      (67,867)      (18,591)         (712)
    Equity in net loss (income) of affiliates...............          705        (1,165)         (632)
    Change in unamortized debt discount.....................      (13,148)       (6,428)       14,325
  Changes in operating assets and liabilities:
    Increase in accrued interest, other receivables and
      other assets..........................................      (21,521)         (338)       (9,521)
    Increase (decrease) in accrued interest and other
      payables..............................................       45,887        20,940        (5,005)
    Decrease (increase) in current income taxes
      receivable............................................       30,377       (80,898)       81,311
    (Decrease) increase in rentals received in advance......       (9,247)       (9,904)       52,479
                                                              -----------   -----------   -----------
Net cash provided by operating activities...................    1,151,916     1,034,211     1,114,018
                                                              -----------   -----------   -----------
INVESTING ACTIVITIES:
  Acquisition of flight equipment for operating leases......   (3,446,630)   (3,274,247)   (3,289,744)
  Decrease (increase) in deposits and progress payments.....       57,466       111,431      (156,273)
  Proceeds from disposal of flight equipment -- net of
    gain....................................................    1,486,893       587,882     2,038,390
  Advances on notes receivable..............................           --        (7,000)           --
  Collections on notes receivable...........................      248,713       214,067        82,464
  Collections on finance and sales-type leases (net of
    income amortized).......................................       33,350         8,122        11,049
  Dividend from unconsolidated subsidiary...................        5,000         8,125            --
                                                              -----------   -----------   -----------
Net cash used in investing activities.......................   (1,615,208)   (2,351,620)   (1,314,114)
                                                              -----------   -----------   -----------
FINANCING ACTIVITIES:
  Proceeds from debt financing and capital lease
    obligations.............................................    6,855,019     5,772,791     6,084,081
  Payments in reduction of debt financing and capital lease
    obligations.............................................   (6,164,085)   (4,536,715)   (5,938,304)
  Debt issue costs..........................................       (7,107)       (6,565)      (15,966)
  Payment of common and preferred dividends.................      (87,630)      (42,165)      (36,048)
  (Decrease) increase in customer deposits..................      (62,519)      119,032       133,529
                                                              -----------   -----------   -----------
Net cash provided by financing activities...................      533,678     1,306,378       227,292
                                                              -----------   -----------   -----------
Net increase (decrease) in cash.............................       70,386       (11,031)       27,196
Cash at beginning of year...................................       52,723        63,754        36,558
                                                              -----------   -----------   -----------
    Cash at end of year.....................................  $   123,109   $    52,723   $    63,754
                                                              ===========   ===========   ===========
(Table continued on next page)

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1999          1998          1997
                                                              -----------   -----------   -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the year for:
    Interest (net of amount capitalized $45,235 (1999),
      $54,297 (1998),
      and $48,818 (1997)....................................  $   482,186   $   628,819   $   619,274
    Income taxes (net)......................................      124,183        68,154       (11,563)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:

  1999
    Notes in the amount of $110,940 were received as partial payment in exchange for flight equipment sold with a book value of $103,308.
  1998
    Notes and finance and sales-type leases in the amount of $107,155 were received as partial payment in exchange for flight equipment sold with a book value of $96,407.
    Flight equipment was received in exchange for notes receivable in the amount of $46,023.
  1997
    Notes and finance and sales-type leases in the amount of $125,741 were received as partial payment in exchange for flight equipment sold with a book value of $95,372.

                            See accompanying notes.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization: International Lease Finance Corporation (the "Company") is primarily engaged in the acquisition of new and used commercial jet aircraft and the leasing of those aircraft to airlines throughout the world. In addition to its leasing activities, the Company regularly sells aircraft from its leased aircraft fleet and aircraft owned by others to third party lessors and airlines and in some cases provides fleet management services to these buyers. The Company, in terms of the number and value of transactions concluded, is a major owner-lessor of commercial jet aircraft.

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

     Intercompany Allocations: The Company is party to cost sharing agreements with AIG. Generally, these agreements provide for the allocation of costs upon either a specific identification basis or a proportional cost allocation basis. The charges aggregated $2,896 (1999), $3,828 (1998) and $4,526 (1997).

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

     Flight Equipment: Flight equipment is stated at cost. Major additions and modifications are capitalized. Normal maintenance and repairs; airframe and engine overhauls; and compliance with return conditions of flight equipment on lease are provided by and paid for by the lessee. Under the provisions of many leases, for certain airframe and engine overhauls, the lessee is reimbursed for costs incurred up to but not exceeding related hourly rentals paid to the Company by the lessee. Such rentals are included in the caption Rental of flight equipment. The Company provides a charge to operations for such reimbursements based on the estimated reimbursements during the life of the lease, which amount is included in overhaul reserves.

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

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     Financial Instruments: When swap agreements are effective in modifying the terms of actual debt agreements, such swaps are accounted for by the accrual method. Periodic payments as well as the amortization (by a level yield method) of the initial value are treated as adjustments to interest expense of the related debt.

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

     Reclassifications: Certain amounts have been reclassified in the 1998 and 1997 financial statements to conform to the Company's 1999 presentation.

NOTE B -- NOTES RECEIVABLE

     Notes receivable are primarily from the sale of and collaterized by flight equipment and are summarized as follows:

                                                         1999          1998
                                                       --------      --------
Fixed rate notes receivable due in varying
  installments to 2008:
  Less than 6%.....................................    $     --      $  3,504
  6% to 7.99%......................................     209,255       219,493
  8% to 9.99%......................................      32,135        83,711
  10% to 12.99%....................................       6,902        11,199
  13% to 15%.......................................       4,221            --
LIBOR plus 1.1% to LIBOR plus 1.5% notes receivable
  in varying installments to 2002..................      17,923        22,437
                                                       --------      --------
                                                       $270,436      $340,344
                                                       ========      ========

     Included above, the Company had notes receivable of $12,585 (1999) and $10,328 (1998) representing restructured lease payments.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE B -- NOTES RECEIVABLE (CONTINUED)
     At December 31, 1999, the minimum future notes receivable payments to be received are as follows:

2000...................................................  $120,890
2001...................................................    29,955
2002...................................................    20,245
2003...................................................    15,044
2004...................................................    31,618
Thereafter.............................................    52,684
                                                         --------
                                                         $270,436
                                                         ========

     In 1998 and prior years, the Company sold notes receivable with certain limited recourse provisions to a related party of the Company. The notes sold in 1998 aggregated $68,694 and were sold at face value including accrued interest. The Company continues to collect payments on the notes, transfers the payments to the related party and receives a servicing fee. The Company recorded no gain or loss on the sale. The Company recorded servicing fee income of $50 (1999), $1
(1998) and $112 (1997) related to the notes sold. The Company's maximum exposure under recourse provisions was $13,739 at December 31, 1999. During 1999 the Company repurchased two notes sold in 1998. The notes were not repurchased under the recourse provisions.

NOTE C -- NET INVESTMENT IN FINANCE AND SALES-TYPE LEASES

     The following lists the components of the net investment in finance and sales-type leases:

                                                           1999        1998
                                                         --------    --------
Total minimum lease payments to be received............  $ 69,675    $ 93,832
Estimated residual values of leased flight equipment...     7,070      19,949
Less: Unearned income..................................   (20,190)    (23,877)
                                                         --------    --------
Net investment in finance and sales-type leases........  $ 56,555    $ 89,904
                                                         ========    ========

     Minimum future lease payments to be received on finance and sales-type leases at December 31, 1999 are as follows:

2000....................................................  $12,615
2001....................................................   12,615
2002....................................................   12,636
2003....................................................   13,017
2004....................................................   11,565
Thereafter..............................................    7,227
                                                          -------
Total minimum lease payments to be received.............  $69,675
                                                          =======

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE D -- INVESTMENTS

     Investments consist of the following:

                                               1999                  1998
                                         -----------------    ------------------
                                         PERCENT              PERCENT
                                          OWNED     AMOUNT     OWNED     AMOUNT
                                         -------    ------    -------    -------
Cost method:
  Air Liberte..........................    (A)      $4,792      (A)      $ 4,792
  Others...............................              1,167                 1,158
Equity method:
  Pacific Ocean Leasing Ltd............   50.0%        127     50.0%       5,219
  Pacific Asia Leasing Ltd.............   25.0%        (19)    25.0%         602
                                                    ------               -------
                                                    $6,067               $11,771
                                                    ======               =======

---------------

(A) During 1997, Air Liberte was acquired by British Airways. As a result of the acquisition, ILFC's percentage ownership will be reduced. ILFC's percentage ownership is not yet determinable.

     The Company has a 50% interest in Pacific Ocean Leasing Ltd. ("POL"), a Bermuda corporation. POL owned one Boeing 767-200 aircraft and one spare engine, both of which were on lease to an airline. The aircraft and spare engine were sold in January 1999. POL owns an inventory of spare parts. Additionally, the Company had guaranteed the bank loan to POL (see Note K). The Company received a dividend of $5,000 in 1999.

     The Company has a 25% interest in Pacific Asia Leasing Ltd. ("PAL"), a Bermuda corporation. PAL owned one Boeing 767-300ER aircraft on lease to an airline. The aircraft was sold in 1998. The Company received a dividend of $8,125 in 1998.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE E -- DEBT FINANCING AND CAPITAL LEASE OBLIGATIONS

     Debt financing and capital lease obligations are comprised of the following:

                                                       1999           1998
                                                    -----------    -----------
Commercial Paper (weighted average interest rate
  at December 31, 5.87% (1999) and 5.30%
  (1998)).........................................  $ 2,978,353    $ 3,214,744
Public Term Debt with Single Maturities...........    3,721,330      3,825,000
Public Medium-Term Notes with Varying
  Maturities......................................    3,225,500      3,348,350
Bank Term Debt....................................    1,295,038             --
Capital Lease Obligations.........................      669,576        810,768
Less: Deferred debt discount......................      (28,001)       (14,852)
                                                    -----------    -----------
                                                    $11,861,796    $11,184,010
                                                    ===========    ===========

     The interest on substantially all of the public debt (exclusive of the commercial paper) is fixed for the term of the note.

  Bank Commitments:

     As of December 31, 1999, the Company had committed revolving loans and lines of credit with 53 commercial banks aggregating $2.9 billion. Bank debt principally provides for interest rates that vary according to the pricing option in effect at the time of borrowing. Pricing options include prime, a range from .22% over LIBOR to .32% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The revolving loans and lines of credit are subject to facility fees of up to .08% of amounts available. Such financing is used primarily as backup for the Company's Commercial Paper program.

  Public Debt

     As of December 31, 1999 the Company had an effective shelf registration statement with respect to $2.0 billion in debt securities, under which $275 million of notes were sold through December 31, 1999. Additionally, a $750 million Medium-Term Note program was implemented under the shelf registration statement, under which $45 million was sold through December 31, 1999.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE E -- DEBT FINANCING AND CAPITAL LEASE OBLIGATIONS (CONTINUED)
  Public Term Notes:

     The Company has issued the following Notes which provide for a single principal payment at maturity and cannot be redeemed prior to maturity:

                                                             INITIAL
                                                               TERM        1999         1998
                                                             --------   ----------   ----------
5 3/4% Notes due January 15, 1999...........................  5 years                   150,000
5 1/2% Notes due January 15, 1999...........................  3 years                   150,000
7 1/2% Notes due March 1, 1999..............................  4 years                   100,000
6 5/8% Notes due April 1, 1999..............................  5 years                   100,000
6.70% Notes due April 30, 1999..............................  2 years                   100,000
Floating Rate Notes due June 2, 1999 (swapped to 6.64%).....  4 years                   100,000
Floating Rate Notes due July 15, 1999 (swapped to 6.235%)...  4 years                   100,000
6 1/2% Notes due August 15, 1999............................  7 years                   100,000
6 1/8% Notes due November 1, 1999...........................  4 years                   100,000
5 3/4% Notes due December 15, 1999..........................  4 years                   150,000
8 1/4% Notes due January 15, 2000...........................  5 years      100,000      100,000
6 3/8% Notes due January 18, 2000...........................  3 years      200,000      200,000
6.65% Notes due April 1, 2000...............................  3 years      100,000      100,000
6.20% Notes due May 1, 2000.................................  7 years      100,000      100,000
7% Notes due May 15, 2000...................................  5 years      100,000      100,000
6 5/8% Notes due June 1, 2000...............................  3 years      100,000      100,000
6 5/8% Notes due August 15, 2000............................  4 years      100,000      100,000
6 1/4% Notes due October 15, 2000...........................  5 years      100,000      100,000
Floating Rate Notes due February 1, 2001 (swapped to
  6.53%)....................................................  4 years      100,000      100,000
8 7/8% Notes due April 15, 2001............................. 10 years      150,000      150,000
5 7/8% Notes due January 15, 2001...........................  3 years      200,000      200,000
6 7/8% Notes due May 1, 2001................................  4 years      100,000      100,000
5.95% Notes due June 1, 2001................................  3 years      100,000      100,000
6 1/2% Notes due July 1, 2001...............................  4 years      100,000      100,000
5 7/8% Notes due July 1, 2001...............................  3 years      125,000      125,000
6 3/8% Notes due August 1, 2001.............................  4 years      100,000      100,000
6 1/2% Notes due October 15, 2001...........................  5 years      100,000      100,000
6 3/8% Notes due February 15, 2002..........................  5 years      100,000      100,000
5.90% Notes due April 15, 2002..............................  4 years      100,000      100,000
5 5/6% Notes due April 15, 2002.............................  3 years      100,000
5 5/8% Notes due May 1, 2002................................  3 years      175,000
6.00% Notes due May 15, 2002................................  4 years      100,000      100,000
6 3/8% Notes due August 1, 2002.............................  5 years      100,000      100,000
5 3/4% Notes due January 15, 2003...........................  5 years      100,000      100,000
6.00% Notes due June 15, 2003...............................  5 years      100,000      100,000
8 3/8% Notes due December 15, 2004.......................... 10 years      100,000      100,000
Euro Denominated Medium Term Notes
3.625% Notes due July 1, 2002 (swapped to $US at 5.80%).....  3 years      207,880           --
4.125% Notes due July 12, 2004..............................  5 years      563,450           --
                                                                        ----------   ----------
                                                                        $3,721,330   $3,825,000
                                                                        ==========   ==========

     The Company established a Euro Medium-Term Note Program for $2.0 billion, under which $771 million in Notes were sold through December 31, 1999. The Company has hedged the notes through operating lease payments or through swaps to transfer the currency exposure to third parties.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE E -- DEBT FINANCING AND CAPITAL LEASE OBLIGATIONS (CONTINUED)
  Bank Term Debt

     In January 1999, the Company entered into a new Export Credit Facility for up to a maximum of $4.3 billion, for approximately 75 aircraft to be delivered from 1999 through 2001. The Company has the right, but is not required, to use the facility to fund 85% of each aircraft's purchase price. This facility is guaranteed by various European Export Credit Agencies. The interest rate varies from 5.753% to 5.898% depending on the delivery date of the aircraft.

See Note L -- Financial Instruments.

  Capital Lease Obligations:

     The Company's Capital Lease Obligations provide 10 year, fully amortizing debt in three interest rate tranches. The first 62.5% of the original debt is at a fixed rate of 6.55%. The second 22.5% of the original debt is at fixed rates varying between 6.18% and 6.89%. These two tranches are guaranteed by various European Export Credit Agencies. The remaining 15% of the original debt is at a floating LIBOR based rate. The debt matures through 2005. The flight equipment associated with the obligations, and included in flight equipment under operating leases in the balance sheet, had a net book value of $1,049,447 (1999) and $1,104,413 (1998).

     The following is a schedule by years of future minimum lease payments under capitalized leases together with the present value of the net minimum lease payments as of December 31, 1999:

2000......................................................  $134,224
2001......................................................   128,227
2002......................................................   122,360
2003......................................................   116,437
2004......................................................   162,316
Thereafter................................................   199,336
                                                            --------
Total minimum lease payments..............................   862,900
Less amount representing interest.........................   193,324
                                                            --------
Present value of net minimum lease payments...............  $669,576
                                                            ========

     Maturities of debt financing and capital lease obligations (excluding commercial paper and deferred debt discount) at December 31, 1999 are as follows:

2000.....................................................  $2,176,670
2001.....................................................   2,208,170
2002.....................................................   1,832,550
2003.....................................................     825,670
2004.....................................................   1,058,020
Thereafter...............................................     810,363
                                                           ----------
                                                           $8,911,443
                                                           ==========

     Under the most restrictive provisions of the related borrowings, consolidated retained earnings at December 31, 1999, in the amount of $718,820, are unrestricted as to payment of dividends based on consolidated tangible net worth requirements.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE E -- DEBT FINANCING AND CAPITAL LEASE OBLIGATIONS (CONTINUED)
     The Company has entered into various debt and derivative transactions with several broker-dealers, including a related party broker-dealer. The Company has executed $757,480 and $3,264,223 notional amount of derivative instruments with the related party during 1999 and 1998, respectively.

NOTE F -- SHAREHOLDERS' EQUITY

  Preferred Stock:

     The Market Auction Preferred Stock (MAPS) have a liquidation value of $100 per share and are not convertible. The dividend rate, other than the initial rate, for each dividend period for each series is reset approximately every 7 weeks (49 days) on the basis of orders placed in an auction. At December 31, 1999, the dividend rates for Series A through H ranged from 4.800% to 5.180%.

  Stock Appreciation Rights:

     Stock Appreciation Rights ("SARs") were granted to certain employees of the Company during 1990. The SARs granted generally vest over a nine year period from the effective date and are exercisable immediately upon vesting. SARs initially have no value but can gain a cash value based upon the difference between a Benchmark Price and a Formula Price (based on adjusted pre-tax cash flow of the Company), but not in excess of an aggregate of $150,000, to be accrued and paid over the period of the plan. The SAR plan became effective on January 1, 1991. No value has been earned or accrued under the SAR plan as of December 31, 1999.

NOTE G -- RENTAL INCOME

     Minimum future rentals on noncancelable operating leases and subleases of flight equipment which have been delivered at December 31, 1999 are as follows:

                       YEAR ENDED
                       ----------
2000.....................................................  $1,662,866
2001.....................................................   1,553,955
2002.....................................................   1,385,110
2003.....................................................   1,161,863
2004.....................................................     940,129
Thereafter...............................................   1,699,743
                                                           ----------
                                                           $8,403,666
                                                           ==========

     Additional rentals earned by the Company based on the lessees' usage aggregated $202,976 (1999), $202,425 (1998), and $219,380 (1997). Flight
equipment is leased, under operating leases, with remaining terms ranging from one to 12 years.

NOTE H -- RENTAL EXPENSE

     During 1995, 1996 and 1997, the Company entered into sale-leaseback transactions providing proceeds to the Company in the amounts of $412,626, $507,600 and $601,860, respectively, relating to seven aircraft for each transaction. The transactions resulted in the sale and leaseback of these aircraft under one year operating leases, each with six one year extension options, maturing on December 22, 2000, September 20, 2000 and September 12, 2000, respectively. One aircraft was repurchased in 1997 and 1999. The lease rates equate to fixed principal amortization and floating interest payments based on LIBOR or commercial paper pricing.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE H -- RENTAL EXPENSE (CONTINUED)
     Minimum future rental expense for 2000 is $110,400 at December 31, 1999.

NOTE I -- INCOME TAXES

     The provision (benefit) for income taxes is comprised of the following:

                                                           1999       1998       1997
                                                         --------   --------   --------
Current:
  Federal(1)...........................................  $141,585   $(10,033)  $ 60,003
  State................................................    12,013     (2,938)     8,280
  Foreign..............................................       961        227      1,465
                                                         --------   --------   --------
                                                          154,559    (12,744)    69,748
Deferred:
  Federal..............................................    87,865    191,633    111,120
  State................................................     7,534     14,033      6,607
                                                         --------   --------   --------
                                                           95,399    205,666    117,727
                                                         --------   --------   --------
                                                         $249,958   $192,922   $187,475
                                                         ========   ========   ========

---------------
(1) Including U.S. tax on foreign income

     The provision for deferred income taxes is comprised of the following temporary differences:

                                                           1999       1998       1997
                                                          -------   --------   --------
Accelerated depreciation on flight equipment............  $72,577   $194,352   $123,486
Excess of state income taxes not currently deductible
  for Federal income tax purposes.......................   (6,213)    (3,015)    (4,127)
Tax versus book lease differences.......................   17,721     23,341     18,568
Provision for overhauls.................................    6,394    (15,616)    (2,873)
Rentals received in advance.............................    4,027      3,464    (18,270)
Straight line rents.....................................    3,542        829        778
Other...................................................   (2,649)     2,311        165
                                                          -------   --------   --------
                                                          $95,399   $205,666   $117,727
                                                          =======   ========   ========

     The deferred tax liability consists of the following:

                                                                 1999         1998
                                                              ----------   ----------
Accelerated depreciation on flight equipment................  $1,209,790   $1,137,213
Excess of state income taxes not currently deductible
  for Federal income tax purposes...........................     (31,643)     (25,430)
Tax versus book lease differences...........................     127,527      109,806
Provision for overhauls.....................................     (50,868)     (57,262)
Rentals received in advance.................................     (47,256)     (51,283)
Straight line rents.........................................      19,557       16,015
Other.......................................................         979        3,628
                                                              ----------   ----------
                                                              $1,228,086   $1,132,687
                                                              ==========   ==========

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE I -- INCOME TAXES (CONTINUED)
     A reconciliation of computed expected total provision for income taxes to the amount recorded is as follows:

                                                           1999       1998       1997
                                                         --------   --------   --------
Computed expected provision based upon a federal rate
  of 35%...............................................  $246,192   $196,796   $184,156
State income taxes, net of Federal income taxes........    12,706      7,211      9,676
Foreign sales corporation benefit......................   (10,041)    (8,719)    (6,920)
Foreign taxes..........................................       586     (3,194)        --
Other..................................................       515        828        563
                                                         --------   --------   --------
                                                         $249,958   $192,922   $187,475
                                                         ========   ========   ========

NOTE J -- OTHER INFORMATION

  Concentration of Credit Risk

     The Company leases and sells aircraft to airlines and others throughout the world. All of the lease receivables and the majority of notes receivable are from entities located throughout the world. The Company generally obtains deposits on leases and obtains collateral in flight equipment on notes receivable. The Company has no single customer which accounts for 10% or more of revenues.

  Segment Information

     The Company operates within one industry: the leasing, sales and management of flight equipment.

     Revenues include rentals of flight equipment to foreign airlines of $1,842,126 (1999), $1,623,891 (1998) and $1,472,075 (1997).

     The following table sets forth the dollar amount and percentage of total rental revenues attributable to the indicated geographic areas for the years indicated:

                                            1999                  1998                  1997
                                     ------------------    ------------------    ------------------
                                       AMOUNT       %        AMOUNT       %        AMOUNT       %
                                     ----------   -----    ----------   -----    ----------   -----
                                                         (DOLLARS IN THOUSANDS)
Europe.............................  $  946,335    45.5%   $  798,773    43.1%   $  705,128    40.7%
Asia/Pacific.......................     421,337    20.3       410,600    22.1       358,687    20.7
United States and Canada...........     389,593    18.7       333,472    18.0       345,143    19.9
Central, South America and
  Mexico...........................     201,405     9.7       190,572    10.3       211,152    12.2
Africa and the Middle East.........     121,885     5.8       120,566     6.5       112,557     6.5
                                     ----------   -----    ----------   -----    ----------   -----
                                     $2,080,555   100.0%   $1,853,983   100.0%   $1,732,667   100.0%
                                     ==========   =====    ==========   =====    ==========   =====

  Currency Risk

     The Company attempts to minimize its currency and exchange risks by negotiating most of its aircraft lease in US dollars. Some of the Company's leases, however, are negotiated in Euros to meet the needs of a growing number of airlines. These Euro denominated leases are primarily used as a hedge against Euro denominated debt obligations of the Company.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE J -- OTHER INFORMATION (CONTINUED)
  Employee Benefit Plans

     The Company's employees participate in various benefit plans sponsored by AIG, including a noncontributory qualified defined benefit retirement plan, various stock option and purchase plans and a voluntary savings plan (401(k) plan).

     AIG's U.S. plans do not separately identify projected benefit obligations and plan assets attributable to employees of participating affiliates. AIG's projected benefit obligations exceeded the plan assets at December 31, 1999 by $35,601.

NOTE K -- COMMITMENTS AND CONTINGENCIES

  Aircraft orders

     At December 31, 1999, the Company had committed to purchase 331 aircraft deliverable from 2000 through 2007 at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $16.4 billion.

     The Company also had options to purchase an additional 83 aircraft deliverable through 2007 at an estimated aggregate purchase price of $3.9 billion.

     Most of these purchase commitments and options are based upon master agreements with each of The Boeing Company ("Boeing") and AVSA, S.A.R.L., the sales subsidiary of Airbus Industrie ("Airbus").

     The Boeing aircraft (models 737, 757, 767 and 777), and the Airbus aircraft (models A318, A319, A320, A321, A330 and A340) are being purchased pursuant to agreements executed by the Company and Boeing or Airbus. These agreements establish the pricing formulas (which include certain price adjustments based upon inflation and other factors) and various other terms with respect to the purchase of aircraft. Under certain circumstances, the Company has the right to alter the mix of aircraft type ultimately acquired. As of December 31, 1999, the Company had made non-refundable deposits (exclusive of capitalized interest) on the aircraft which the Company has committed to purchase of approximately $434,560 and $334,556 with Boeing and Airbus, respectively.

     Management anticipates that a significant portion of the aggregate purchase price will be funded by incurring additional debt. The exact amount of the indebtedness to be incurred will depend upon the actual purchase price of the aircraft, which can vary due to a number of factors, including inflation, and the percentage of the purchase price of the aircraft which must be financed.

  Asset Value Guarantees

     The Company has guaranteed a portion of the residual value of 29 aircraft to financial institutions expiring at various dates through 2009. The guarantees generally provide for the Company to pay the difference between the fair market value of the aircraft and the guaranteed value up to certain specified amounts, or, at the option of the Company, purchase the aircraft for the guaranteed value. At December 31, 1999 and 1998, the maximum exposure if the Company were to pay under such guarantees was $136,669 and $155,656, respectively.

  Other Guarantees

     The Company has guaranteed certain obligations for entities in which it has an investment. At December 31, 1999 and 1998, the Company guaranteed nine loans collateralized by aircraft aggregating $30,824 and $57,088, respectively.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE L -- FINANCIAL INSTRUMENTS

     In the normal course of business, the Company employs a variety of off-balance sheet derivative transactions with the objective lowering its overall borrowing cost and maintaining its optimal mix of variable and fixed rate interest obligations. These derivative products include interest rate swap agreements, currency swap agreements, swaptions and interest rate floors (off-balance sheet derivative transactions). The Company only enters into derivative transactions to hedge interest rate and currency risk and not to speculate on interest rates or currency fluctuation.

     The Company accounts for its off-balance sheet derivative transactions on an accrual basis. As such, accrued future payments or receipts are reflected in operating income in the period incurred or earned. Credit risk exposure arises from the potential that the counterparty may not perform under these agreements with respect to the off-balance sheet derivative transactions. The Company minimizes credit risk through transacting with U.S. derivative dealers assigned at least an "A" rating by a recognized statistical rating organization. The counterparties to the majority of the off-balance sheet derivative transactions are assigned an "AAA" rating. One of the counterparties is a related party of the Company. The Company monitors each counterparty's assigned credit rating throughout the life of the off-balance sheet derivative transaction. The Company currently does not require, nor is it required by, its counterparties to provide collateral for its positions with the Company although it can in certain circumstances.

     The following table provides the notional amounts of the Company's off-balance sheet derivative transactions at December 31, 1999. The notional amounts used to express the extent of the Company's involvement in swap transactions represent a standard measurement of the volume of the Company's swap transactions. Notional amount is not a quantification of market risk or credit risk and is not recorded on the balance sheet. Notional amounts represent those amounts used to calculate contractual cash flows to be exchanged and are not paid or received. The timing and the amount of cash flows relating to swaption and other interest rate option contracts are determined by each of the respective contractual agreements.

     It is management's belief that any failure of a counterparty to perform under the agreement with respect to these off-balance sheet transactions would have an immaterial effect on the Company's results of operations, financial condition and liquidity.

     The following table presents the notional amounts of the Company's interest rate swap agreements, swaptions and interest rate floors by maturity at December 31, 1999 and 1998.

                                           REMAINING LIFE
                                ------------------------------------
                                              TWO TO      AFTER FIVE      TOTAL         TOTAL
             TYPE               ONE YEAR    FIVE YEARS      YEARS          1999          1998
             ----               --------    ----------    ----------    ----------    ----------
Interest Rate:
Swaps.........................  $148,234    $2,139,228    $1,484,481    $3,771,943    $4,185,945
Swaptions(1)..................                                                           100,000
Floors........................    33,451       766,794            --       800,245       830,655
                                --------    ----------    ----------    ----------    ----------
Total.........................  $181,685    $2,906,022    $1,484,481    $4,572,188    $5,116,600
                                ========    ==========    ==========    ==========    ==========

---------------

(1) Swaptions obligate the Company to convert certain fixed rate obligations to floating rate obligations if the option purchaser chooses to exercise. These amounts do not represent credit exposure.

     The Company has entered into various derivative transactions with several broker-dealers, including a related party broker-dealer. The Company has executed $775,480 and $3,264,223 notional amount of derivative instruments with the related party during 1999 and 1998, respectively.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE L -- FINANCIAL INSTRUMENTS (CONTINUED)
     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

          Cash and cash equivalents: The carrying value reported in the balance sheet for cash and cash equivalents approximates its fair value.

          Notes receivable: The fair values for notes receivable are estimated using discounted cash flow analyses, using interest rates currently being offered for similar loans to borrowers with similar credit ratings.

          Investments: It was not practicable to determine the fair value of most of the Company's investments in the common and preferred stocks of other companies because of the lack of a quoted market price and the inability to determine fair value without incurring excessive costs due to their short maturities. The carrying amount of these investments at December 31, 1999 represents the original cost or original cost plus the Company's share of earnings of the investment. For investments held by the Company that had a quoted market price at December 31, 1999, the Company used such quoted market price in determining the fair value of such investments.

          Debt financing: The carrying value of the Company's commercial paper and term debt maturing within one year approximates its fair value. The fair value of the Company's long-term debt is estimated using discounted cash flow analyses, based on the Company's spread to U.S. Treasury bonds for similar debt at year-end.

          Off-balance-sheet instruments: Fair values for the Company's off-balance-sheet instruments are based on pricing models or formulas using assumptions about future interest rates, interest volatility and other factors (swaps, swaptions and interest rate floors).

          Guarantees: It is not practical to determine the fair value of the Company's guarantees and the value is not significant to the Company.

     The carrying amounts and fair values of the Company's financial instruments at December 31, 1999 and 1998 are as follows:

                                                       1999                                    1998
                                       -------------------------------------   -------------------------------------
                                           CARRYING                                CARRYING
                                           AMOUNT OF         FAIR VALUE OF         AMOUNT OF         FAIR VALUE OF
                                       ASSET (LIABILITY)   ASSET (LIABILITY)   ASSET (LIABILITY)   ASSET (LIABILITY)
                                       -----------------   -----------------   -----------------   -----------------
Cash and cash equivalents............    $    123,109        $    123,109         $    52,723         $    52,723
Notes receivable.....................         270,436             247,475             340,344             334,452
Investments..........................           6,067               6,067              11,771              11,879
Debt financing.......................     (11,192,220)        (11,045,875)        (10,373,242)        (10,607,696)
Off-balance-sheet financial
  instruments:
     Swaps (interest and currency)...         (34,793)             (9,925)            (36,260)            (36,384)
     Swaptions.......................          (2,066)                 --              (2,501)                 --
     Interest rate floors............          (1,210)              3,205              (1,568)            (10,824)

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              COL. A                   COL. B                 COL. C                  COL. D         COL. E
              ------                ------------   -----------------------------   ------------   -------------
                                                             ADDITIONS
                                     BALANCE AT    CHARGED TO      CHARGED TO
                                    BEGINNING OF   COSTS AND    OTHER ACCOUNTS--   DEDUCTIONS--    BALANCE AT
           DESCRIPTION                 PERIOD       EXPENSES        DESCRIBE       DESCRIBE(1)    END OF PERIOD
           -----------              ------------   ----------   ----------------   ------------   -------------
                                                              (DOLLARS IN THOUSANDS)
Reserve for overhaul:
Year ended December 31, 1999......    $152,764      $101,302                         $117,615       $136,451
Year ended December 31, 1998......    $110,822      $102,508                         $ 60,566       $152,764
Year ended December 31, 1997......    $102,492      $ 99,458                         $ 91,128       $110,822

---------------

(1) Reimbursements to lessees for overhauls performed and amounts transferred to buyers for aircraft sold.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 9, 2000

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

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----

              /s/ LESLIE L. GONDA                   Director                            March 9, 2000
------------------------------------------------
                Leslie L. Gonda

            /s/ STEVEN F. UDVAR-HAZY                Chief Executive Officer and         March 9, 2000
------------------------------------------------      Director
              Steven F. Udvar-Hazy

                                                    Director
------------------------------------------------
                 Louis L. Gonda

                                                    Director
------------------------------------------------
                M. R. Greenberg

                                                    Director
------------------------------------------------
               Edward E. Matthews

             /s/ WILLIAM N. DOOLEY                  Director                            March 9, 2000
------------------------------------------------
               William N. Dooley

              /s/ HOWARD I. SMITH                   Director                            March 9, 2000
------------------------------------------------
                Howard I. Smith

                /s/ ALAN H. LUND                    Chief Financial Officer and         March 9, 2000
------------------------------------------------      Chief Accounting Officer
                  Alan H. Lund

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

     Since the Registrant is an indirect wholly owned subsidiary of AIG, no annual report to security holders or proxy statement, form of proxy or other proxy soliciting materials have been sent to security holders since January 1, 1990.