Form 10-Q
period 2000-03-31
INTERNATIONAL LEASE FINANCE CORP
filed 2000-05-05
CIK 714311

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended............March 31, 2000......

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

           Class                               Outstanding at April 30, 2000
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

        Condensed Consolidated Balance Sheets
               March 31, 2000 and December 31, 1999..........................................3

        Condensed Consolidated Statements of Income
               Three Months Ended March 31, 2000 and 1999....................................4

        Condensed Consolidated Statements of Cash Flows
               Three Months Ended March 31, 2000 and 1999....................................5

        Note to Condensed Consolidated Financial Statements..................................7

   Item 2.  Management's Discussion and Analysis of the
                 Financial Condition and Results of Operations...............................8

Part II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K................................................11

        Signatures..........................................................................12

        Index to Exhibits...................................................................13

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                      March 31,      December 31,
                                                       2000             1999
                                                    -----------      ------------
                                                    (Unaudited)
ASSETS

Cash, including interest bearing accounts
  of $49,539 (2000) and $112,372 (1999)             $    74,087      $   123,109
Current income taxes receivable                          14,635
Notes receivable and net investment in
  finance and sales-type leases                         336,328          326,991

Flight equipment under operating leases              19,210,023       18,246,253
  Less accumulated depreciation                       2,314,111        2,150,200
                                                    -----------      -----------
                                                     16,895,912       16,096,053

Deposits on flight equipment purchases                  838,832          848,730
Accrued interest, other receivables
  and other assets                                       91,943           77,825
Investments                                               6,075            6,067
Deferred debt issue costs-less
  accumulated amortization of $73,123
  (2000) and $70,375 (1999)                              26,602           28,349
                                                    -----------      -----------
                                                    $18,284,414      $17,507,124
                                                    ===========      ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued interest and other payables                 $   324,946      $   280,933
Current income taxes payable                                              14,370
Debt financing, net of deferred debt
  discount of $23,944 (2000) and $28,001
  (1999)                                             11,681,062       11,192,220
Capital lease obligations                               654,820          669,576
Security & other deposits on flight
  equipment                                             908,020          801,313
Rentals received in advance                             118,797          110,435
Deferred income taxes payable                         1,303,857        1,228,085

SHAREHOLDERS' EQUITY
Preferred stock--no par value; 20,000,000
  authorized shares
  Market Auction Preferred Stock, $100,000 per
  share liquidation value; Series A, B, C, D, E,
  F, G and H (2000 and 1999) each having 500
  shares issued and outstanding                         400,000          400,000
Common stock--no par value; 100,000,000
  authorized shares, 35,818,122 (2000
  and 1999) issued and outstanding                        3,582            3,582
Additional paid-in capital                              579,955          579,955
Retained earnings                                     2,309,375        2,226,655
                                                    -----------      -----------
                                                      3,292,912        3,210,192
                                                    -----------      -----------
                                                    $18,284,414      $17,507,124
                                                    ===========      ===========


            See note to condensed consolidated financial statements.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                 2000          1999
                                               --------      --------
                                                    (Unaudited)
REVENUES:

        Rentals of flight equipment            $531,790      $488,761
        Flight equipment marketing                7,164        10,633
        Interest and other                       10,749         8,793
                                               --------      --------
                                                549,703       508,187
                                               --------      --------
EXPENSES:

        Interest                                174,174       157,690
        Depreciation                            163,909       150,281
        Rent expense                             34,327        31,767
        Provision for overhaul                   20,786        20,415
        Selling, general & administrative        12,957        12,857
                                               --------      --------
                                                406,153       373,010
                                               --------      --------

INCOME BEFORE INCOME TAXES                      143,550       135,177
        Provision for income taxes               50,468        48,529
                                               --------      --------

NET INCOME                                     $ 93,082      $ 86,648
                                               ========      ========


            SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)


                                                            2000              1999
                                                         -----------       -----------
                                                                  (Unaudited)
OPERATING ACTIVITIES:

Net Income                                               $    93,082       $    86,648
Adjustments to reconcile net income
  to net cash provided by operating activities:
        Depreciation of flight equipment                     163,909           150,281
        Amortization of deferred debt issue costs              2,748             2,696
        Gain on sale of flight equipment included
          in amount financed                                                    (4,632)
        Increase in notes receivable                         (20,702)           (1,504)
        Equity in net (income) loss of affiliates                 (8)              715
        Change in unamortized debt discount                    4,055           (10,472)
Changes in operating assets and liabilities:
        Increase in accrued interest,
          other receivables and other assets                  (7,544)          (26,346)
        Increase in current income taxes receivable          (29,005)          (15,026)
        Increase in deferred income taxes payable             75,772            60,981
        Increase in accrued interest and
          other payables                                      44,013            30,602
        Increase in rentals received in advance                8,362             4,139
                                                         -----------       -----------
Net cash provided by operating activities                    334,682           278,082
                                                         -----------       -----------

INVESTING ACTIVITIES:
Acquisition of flight equipment
  for operating leases                                      (963,769)       (1,138,967)
Decrease in deposits and progress payments                     9,898            46,851
Proceeds from disposal of flight
  equipment-net of gain                                                         20,021
Collections on notes receivable and finance
  and sales-type leases                                       11,365           147,925
Dividend from unconsolidated subsidiary                                          5,000
                                                         -----------       -----------
Net cash used in investing activities                       (942,506)         (919,170)
                                                         -----------       -----------

FINANCING ACTIVITIES:

Proceeds from debt financing                               1,611,211         2,260,375
Payments in reduction of debt financing                   (1,141,180)       (1,609,298)
Debt issue costs                                              (1,001)           (2,146)
Increase in customer deposits                                106,707            30,612
Payment of common and preferred dividends                    (16,935)          (49,054)
                                                         -----------       -----------
Net cash provided by financing activities                    558,802           630,489
                                                         -----------       -----------

Decrease in cash                                             (49,022)          (10,599)
Cash at beginning of period                                  123,109            52,723
                                                         -----------       -----------
Cash at end of period                                    $    74,087       $    42,124
                                                         ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:



                                                            2000              1999
                                                         -----------       -----------
                                                              (Dollars in thousands)
                                                                   (Unaudited)
Cash paid during the period for:
     Interest (net of amount capitalized
        $11,399 (2000) and $12,381 (1999))               $   119,600       $   105,637
     Income taxes                                              3,701             2,573

1999:
     Notes in the amount of $14,800 were received as partial payment in exchange for flight equipment sold with a book value of $10,168 during the period ended March 31, 1999.


            SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
               NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

A. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 1999 unaudited condensed consolidated financial statements to conform to the 2000 presentation. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These statements should be read in conjunction with, the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

                     INTERNATIONAL LEASE FINANCE CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

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

FINANCIAL CONDITION

   The Company borrows funds for the purchase of flight equipment, including funds for progress payments during the construction phase from various sources, principally on an unsecured basis. The Company's debt financing was comprised of the following at the following dates:

                                                     March 31,          December 31,
                                                       2000                1999
                                                    ------------        ------------
                                                         (Dollars in thousands)
     Public term debt with single
        maturities                                  $  3,421,330        $  3,721,330
     Public medium-term notes with
        varying maturities                             2,829,000           3,225,500
     Capital lease obligations                           654,820             669,576
     Bank and other term debt                          1,580,908           1,295,038
                                                    ------------        ------------
     Total term debt and capital lease
        obligations                                    8,486,058           8,911,444

     Commercial paper                                  3,873,768           2,978,353
     Deferred debt discount                              (23,944)            (28,001)
                                                    ------------        ------------
        Total debt financing and capital lease
        obligations                                 $ 12,335,882        $ 11,861,796
                                                    ============        ============

     Composite interest rate                                6.12%               6.14%
     Percentage of total debt at fixed rates               62.48%              69.28%
     Composite interest rate on fixed rate                  6.00%               6.06%
        debt
     Bank prime rate                                        9.00%               8.50%

     The interest on substantially all of the public debt (exclusive of the commercial paper) is fixed for the terms of the notes. The Company has committed revolving loans and lines of credit with 53 banks aggregating $2.9 billion and an uncommitted line of credit with one bank for $30 million. These revolving loans and lines of credit principally provide for interest rates that vary according to the pricing option in effect at the time of borrowing. Pricing options include prime, a range from .22% over LIBOR to .32% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The revolving loans and lines of credit are subject to facility fees of up to .08% of amounts available. Such financing is used primarily as backup for the Company's Commercial Paper Program.

     The Company has an effective shelf registration with respect to $2.0 billion of debt securities, under which $275 million of notes were sold through March 31, 2000. Additionally, a $750 million Medium-Term Note Program has been designated under the shelf registration, under which $105 million of notes have been sold through March 31, 2000.

     The Company has a Euro denominated Medium-Term Note Program for $2.0 billion, under which $771 million in notes were sold through March 31, 2000. The Company has hedged the notes through operating lease payments or through swaps.

     The Company has Export Credit Lease financings which provide ten year, amortizing loans in the form of capital lease obligations. The interest rate on 62.5% of the original financing available is 6.55%, and the interest rate on 22.5% of the original financing available is fixed at rates varying between 6.18% and 6.89%. These two tranches are guaranteed by various European Export Credit Agencies. The remaining 15% of the original financing available provides for LIBOR based pricing.

     The Company has an Export Credit Facility, for up to a maximum of $4.3 billion, for approximately 75 aircraft to be delivered from 1999 through 2001. The Company has the right, but is not required, to use the facility to fund 85% of each aircraft's purchase price. This facility is guaranteed by various European Export Credit Agencies. The interest rate varies from 5.753% to 5.898% depending on the delivery date of the aircraft. Through March 31, 2000, the Company had borrowed $1.5 billion under this facility.

     The Company believes that the combination of internally generated funds and debt financing currently available to the Company will allow the Company to meet its capital requirements for at least the next 12 months.

VALUE AT RISK

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

     ILFC believes that statistical models alone do not provide a reliable method of monitoring and controlling market risk. While VaR models are relatively sophisticated, the quantitative market risk information generated is limited by the assumptions and parameters established in creating the related models. Therefore, such models are tools and do not substitute for the experience or judgement of senior management.

     ILFC is exposed to market risk and the risk of loss of fair value resulting from adverse fluctuations in interest rates. ILFC statistically measured the loss of fair value through the application of a VaR model at December 31, 1999 and March 31, 2000. In this analysis the net fair value of ILFC was determined using the financial instrument assets, which included the tax adjusted future flight equipment lease revenue, and the financial instrument liabilities, which included the future servicing of the current debt. The estimated impact of the current derivative positions was also taken into account.

     ILFC calculated the VaR with respect to the net fair value using the variance-covariance (delta-normal) methodology. This calculation also used daily historical interest rates for the two years ending December 31, 1999 and monthly historical interest rates for the twenty years ending March 31, 2000. The VaR model estimated the volatility of each of these interest rates and the correlation among them. The yield curve was constructed using eleven key points on the curve to model possible curve movements. Thus, the VaR measured the sensitivity of the assets and liabilities to the calculated interest rate exposures. These sensitivities were then applied to a database, which contained the historical ranges of movements in interest rates and the correlation among them. The results were aggregated to provide a single amount that depicts the maximum potential loss in fair value of a confidence level of 95 percent for a time period of one month. As of December 31, 1999 and March 1, 2000, the VaR of ILFC with respect to its aforementioned net fair value was $50 million and $17 million respectively.

RESULTS OF OPERATIONS - Three months ended March 31, 2000 versus 1999.

     The 8.8% increase in revenues from the rentals of flight equipment, from $488.8 million in 1999 to $531.8 million in 2000, is due to a 3.5% increase in the number of aircraft available for operating lease from 367 at March 31, 1999 to 380 at March 31, 2000. Additionally, the cost of the leased fleet, which includes aircraft subject to sale-lease back transactions from which rental income is earned, increased 6.2% from $19.4 billion in 1999 to $20.6 billion in 2000.

     In addition to its leasing operations, the Company engages in the marketing of flight equipment at the end of, or during, the lease term, as well as the sales of flight equipment on a principal and commission basis. Revenue from flight equipment marketing decreased from $10.6 million in 1999 to $7.2 million in 2000 as a result of the type and the number of the flight equipment marketed in each period. Two aircraft were sold in the first quarter of 1999 compared to no aircraft in the first quarter of 2000, while the Company sold no engines in the first quarter of 1999 compared to three engines in the first quarter of 2000.

     Interest expense increased from $157.7 million in 1999 to $174.2 million in 2000 as a result of an increase in interest rates and an increase in total debt outstanding, excluding the effect of debt discount, from $11.8 billion in 1999 to $12.4 billion in 2000. The Company's composite borrowing rate fluctuated as follows:

                                                       2000          1999
                                                      -------       -------
      Beginning of Quarter                             6.14%         6.03%
      End of Quarter                                   6.12%         5.90%
      Average                                          6.13%         5.97%

     Depreciation of flight equipment increased from $150.3 million in 1999 to $163.9 million in 2000 due to the increased cost of the fleet.

     Rent expense increased from $31.8 million in 1999 to $34.3 million in 2000 due to an increase in the lease rates for 19 aircraft subject to sale-lease back transactions. Lease rates increased mainly as a result of the increased interest rates affecting the floating interest component of the lease rates.

     Provision for overhauls increased from $20.4 million in 1999 to $20.8 million in 2000 due to an increase in the number of aircraft on which the Company collects overhaul payments. An increase or decrease in the number of aircraft on which the Company collects overhaul payments will result in a corresponding increase or decrease in the aggregate number of hours flown for which overhaul reserves are provided.

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

                     INTERNATIONAL LEASE FINANCE CORPORATION



        May 4, 2000                                  /S/ Leslie L. Gonda
                                                     LESLIE L. GONDA
                                                     Chairman of the Board

        May 4, 2000                                  /S/ Alan H. Lund
                                                     ALAN H. LUND
                                                     Executive Vice President
                                                     Co-Chief Operating Officer
                                                     and Chief Financial Officer

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                                INDEX TO EXHIBITS


Exhibit No.

12.                Computation of Ratios of Earnings to Fixed Charges and
                   Preferred Stock Dividends

27.                Financial Data Schedule