Form 10-Q
period 2000-06-30
INTERNATIONAL LEASE FINANCE CORP
filed 2000-08-02
CIK 714311

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended............June 30, 2000......

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

                  Yes  [X]                 No
                     ---------              --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                     Outstanding at July 31, 2000
          -----                     ----------------------------
COMMON STOCK, NO PAR VALUE                  35,818,122

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                                      INDEX


Part I.  Financial Information:                                                  Page No.
                                                                                 --------
   Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets
                  June 30, 2000 and December 31, 1999...................................3

         Condensed Consolidated Statements of Income
                  Three Months Ended June 30, 2000 and 1999.............................4

         Condensed Consolidated Statements of Income
                  Six Months Ended June 30, 2000 and 1999...............................5

         Condensed Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 2000 and 1999...............................6

         Note to Condensed Consolidated Financial Statements............................8

   Item 2.  Management's Discussion and Analysis of the
            Financial Condition and Results of Operations...............................9

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk ...............................................................13

Part II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K...........................................14

         Signatures....................................................................15

         Index to Exhibits.............................................................16


                          PART I FINANCIAL INFORMATION

ITEM 1    INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                June 30,     December 31,
                                                                  2000           1999
                                                               -----------    ----------
                                                              (Unaudited)
ASSETS
Cash, including interest bearing accounts
  of $58,430(2000) and $112,372(1999)                          $    59,567   $   123,109
Current income taxes receivable                                     36,972          --
Notes receivable and net investment in
  finance and sales-type leases                                    309,625       326,991
Flight equipment under operating leases                         20,395,430    18,246,253
  Less accumulated depreciation                                  2,469,686     2,150,200
                                                               -----------   -----------
                                                                17,925,744    16,096,053

Deposits on flight equipment purchases                             768,689       848,730
Accrued interest, other receivables
  and other assets                                                  93,323        77,825
Investments                                                         18,495         6,067
Deferred debt issue costs-less
  accumulated amortization of $75,807
  (2000) and $70,375(1999)                                          25,507        28,349
                                                               -----------   -----------
                                                               $19,237,922   $17,507,124
                                                               ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued interest and other payables                            $   283,060   $   280,933
Current income taxes payable                                          --          14,370
Debt financing, net of deferred debt
  discount of $37,308(2000) and $28,001
  (1999)                                                        12,721,112    11,192,220
Capital lease obligations                                          626,340       669,576
Security & other deposits on flight
  equipment                                                        808,066       801,313
Rentals received in advance                                        123,508       110,435
Deferred income taxes payable                                    1,383,145     1,228,085

SHAREHOLDERS' EQUITY
Preferred stock--no par value; 20,000,000
  authorized shares Market Auction Preferred Stock,
  $100,000 per share liquidation value; Series A,B,C,D,E F,G and H (2000 and 1999) each having 500 shares issued
  and outstanding                                                  400,000       400,000
Common stock--no par value; 100,000,000
  authorized shares, 35,818,122 (2000
  and 1999) issued and outstanding                                   3,582         3,582
Additional paid-in capital                                         579,955       579,955
Retained earnings                                                2,309,154     2,226,655
                                                               -----------   -----------
                                                                 3,292,691     3,210,192
                                                               -----------   -----------
                                                               $19,237,922   $17,507,124
                                                               ===========   ===========



            SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                      2000            1999
                                                    --------        --------
                                                          (Unaudited)
REVENUES:
          Rental of flight equipment               $581,047        $534,912
          Flight equipment marketing                 14,412          16,742
          Interest and other                         14,398          26,963
                                                   --------        --------
                                                    609,857         578,617
                                                   --------        --------
EXPENSES:
          Interest                                  185,150         177,781
          Depreciation of flight equipment          177,180         163,398
          Flight equipment rent                      35,006          31,543
          Provision for overhaul                     26,957          23,812
          Selling, general & administrative          10,836          11,363
                                                   --------        --------
                                                    435,129         407,897
                                                   --------        --------
INCOME BEFORE INCOME TAXES                          174,728         170,720
          Provision for income taxes                 61,788          60,293
                                                   --------        --------
NET INCOME                                         $112,940        $110,427
                                                   ========        ========




            SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)


                                                      2000              1999
                                                   ----------        ----------
                                                           (Unaudited)
REVENUES:
          Rental of flight equipment               $1,112,837        $1,023,673
          Flight equipment marketing                   21,576            27,223
          Interest and other                           25,147            35,908
                                                   ----------        ----------
                                                    1,159,560         1,086,804
                                                   ----------        ----------
EXPENSES:
          Interest                                    359,323           335,471
          Depreciation of flight equipment            341,089           313,679
          Flight equipment rent                        69,333            63,310
          Provision for overhaul                       47,743            44,227
          Selling, general & administrative            23,794            24,220
                                                   ----------        ----------
                                                      841,282           780,907
                                                   ----------        ----------

INCOME BEFORE INCOME TAXES                            318,278           305,897
          Provision for income taxes                  112,256           108,822
                                                   ----------        ----------

NET INCOME                                         $  206,022        $  197,075
                                                   ==========        ==========



            SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)


                                                              2000               1999
                                                           -----------       -----------
                                                                   (Unaudited)
OPERATING ACTIVITIES:
Net Income                                                 $   206,022       $   197,075
Adjustments to reconcile net income
      to net cash provided by operating activities:
          Depreciation of flight equipment                     341,089           313,679
          Amortization of deferred debt issue costs              5,432             5,706
          Gain on sale of flight equipment included
               in amount financed                                 --              (9,580)
          Equity in net (income) loss of affiliates               (873)              716
          Change in unamortized debt discount                   (9,308)           (8,323)
Changes in operating assets and liabilities:
          Increase in notes receivable and sales-type
               leases                                          (21,027)             --
          Increase in accrued interest, other
               receivables and other assets                    (19,205)          (24,085)
          Increase in current income taxes receivable          (51,342)          (18,893)
          Increase in deferred income taxes payable            155,060           122,403
          Increase (Decrease) in accrued interest and
               other payables                                    2,127           (14,951)
          Increase in rentals received in advance               13,073             4,878
                                                           -----------       -----------
Net cash provided by operating activities                      621,048           568,625
                                                           -----------       -----------


INVESTING ACTIVITIES:
Acquisition of flight equipment for
      operating leases                                      (2,188,056)       (2,473,359)

Decrease in deposits and progress payments                      80,041           146,121
Proceeds from disposal of flight equipment-net
      of gain                                                   58,705           186,832
Increase in notes receivable and sale-type leases              (20,703)          (34,454)
Collections on notes receivable and sales-type
      leases                                                    21,374           191,028
Increase in investment in unconsolidated
      subsidiaries                                             (11,555)             --
Dividends from unconsolidated subsidiary                          --               5,000
                                                           -----------       -----------
Net cash used in investing activities                       (2,060,194)       (1,978,832)
                                                           -----------       -----------


FINANCING ACTIVITIES:
Proceeds from debt financing                                 4,993,826         4,759,250
Payments in reduction of debt financing                     (3,498,862)       (3,264,805)
Debt issue costs                                                (2,590)           (8,187)
Increase (Decrease) in customer deposits                         6,753           (12,095)
Payment of common and preferred dividends                     (123,523)          (60,826)
                                                           -----------       -----------
Net cash provided by financing activities                    1,375,604         1,413,337
                                                           -----------       -----------
(Decrease) Increase in cash                                    (63,542)            3,130
Cash at beginning of period                                    123,109            52,723
                                                           -----------       -----------
Cash at end of period                                      $    59,567       $    55,853
                                                           ===========       ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:



                                                             2000           1999
                                                           --------       --------
                                                            (Dollars in thousands)
                                                                 (Unaudited)
Cash paid during the period for:
      Interest (net of amount capitalized
         $22,976(2000) and $23,159(1999))                   $348,469      $317,379
      Income taxes                                             8,539         5,313


2000:
      Two aircraft were received in exchange for notes receivable and other assets in the amount of $41,429.

1999:
      Notes in the amount of $34,400 were received as partial payment in exchange for flight equipment sold with a book value of $24,820.



            SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
               NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)



A. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 1999 unaudited condensed consolidated financial statements to conform to the 2000 presentation. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

FINANCIAL CONDITION

     The Company borrows funds for the purchase of flight equipment, including funds for progress payments during the construction phase from various sources, principally on an unsecured basis. The Company's debt financing and capital lease obligations was comprised of the following at the following dates:


                                                   June 30,         December 31,
                                                     2000               1999
                                                ------------        ------------
                                                     (Dollars in thousands)
Public term debt with single
    maturities                                  $  3,271,330        $  3,721,330
Public medium-term notes with
    varying maturities                             2,924,000           3,225,500
Capital lease obligations                            626,340             669,576
Bank and other term debt                           2,247,715           1,295,038
                                                ------------        ------------
Total term debt and capital lease
    obligations                                    9,069,385           8,911,444

Commercial paper                                   4,315,375           2,978,353
Less: Deferred debt discount                         (37,308)            (28,001)
                                                ------------        ------------
    Total debt financing and capital lease
    obligations                                 $ 13,347,452        $ 11,861,796
                                                ============        ============

Composite interest rate                                 6.33%               6.14%
Percentage of total debt at fixed rates                60.00%              69.28%
Composite interest rate on fixed rate                   6.13%               6.06%
    debt
Bank prime rate                                         9.50%               8.50%


     The interest on substantially all of the public debt (exclusive of the Commercial Paper) is fixed for the terms of the notes. The Company has committed revolving loans and lines of credit with 53 banks aggregating $2.9 billion and an uncommitted line of credit with one bank for $30.0 million. These revolving loans and lines of credit principally provide for interest rates that vary according to the pricing option in effect at the time of borrowing. Pricing options include prime, a range from .22% over LIBOR to .32% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The revolving loans and lines of credit are subject to facility fees of up to .08% of amounts available. Such financing is used primarily as backup for the Company's Commercial Paper Program.

     The Company has an effective shelf registration with respect to $2.0 billion of debt securities, under which $525.0 million of notes were sold through June 30, 2000. Additionally, a $750.0 million Medium-Term Note Program has been designated under the shelf registration, under which $380.0 million of notes have been sold through June 30, 2000.

     The Company has a Euro denominated Medium-Term Note Program for $2.0 billion, under which $771.0 million in notes were outstanding as of June 30, 2000. The Company has hedged the foreign currency risk of the notes through operating lease payments or through swaps. The Company has an Export Credit Facility, for up to a maximum of $4.3 billion, for approximately 75 aircraft to be delivered from 1999 through 2001. The Company has the right, but is not required, to use the facility to fund 85% of each aircraft's purchase price. This facility is guaranteed by various European Export Credit Agencies. The interest rate varies from 5.753% to 5.898% depending on the delivery date of the aircraft. Through June 30, 2000, the Company had borrowed $1.8 billion under this facility.

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

                     INTERNATIONAL LEASE FINANCE CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS-Three months ended June 30, 2000 versus 1999.

     The 8.6% increase in revenues from the rentals of flight equipment, from $534.9 million in 1999 to $581.0 million in 2000, is due to a 4.1% increase in the number of aircraft available for operating lease from 386 at June 30, 1999 to 402 at June 30, 2000 and an increase in the percentage of wide bodies, for which higher lease payments are typically received, from 31.3% of the 1999 fleet to 32.1% of the 2000 fleet. Additionally, the cost of the leased fleet, which includes aircraft subject to sale-lease back transactions from which rental income is earned, increased 6.3% from $20.5 billion in 1999 to $21.8 billion in 2000.

     In addition to its leasing operations, the Company engages in the marketing of flight equipment at the end of, or during, the lease term, as well as the sales of flight equipment on a principal and commission basis. Revenue from flight equipment marketing decreased from $16.7 million in 1999 to $14.4 million in 2000 as a result of the type and the number of flight equipment marketed in each period. Six aircraft were sold in the second quarter of 1999 compared to two aircraft in the second quarter of 2000. In addition, the Company sold 12 engines in the second quarter of 1999 compared to two engines in the second quarter of 2000.

     Interest expense increased from $177.8 million in 1999 to $185.1 million in 2000 as a result of an increase in the average composite borrowing rate from 5.88% in 1999 to 6.23% in 2000 and an increase in debt outstanding, excluding the effect of debt discount, from $12.7 billion in 1999 to $13.4 billion in 2000. The Company's composite borrowing rate fluctuated as follows:


                                              2000       1999       Increase
                                              ----       ----       --------
            Beginning of Quarter              6.12%      5.90%        0.22%
            End of Quarter                    6.33%      5.85%        0.48%
            Average                           6.23%      5.88%        0.35%


     Depreciation of flight equipment increased from $163.4 million in 1999 to $177.2 million in 2000 due to the increased cost of the fleet.

     Rent expense increased from $31.5 million in 1999 to $35.0 million in 2000 due to an increase in the lease rates for 19 aircraft subject to sale-lease back transactions. Lease rates increased as a result of an increase in interest rates affecting the floating rate component of the lease rates, partially offset by principal amortization.

     Provision for overhauls increased from $23.8 million in 1999 to $27.0 million in 2000 due to an increase in the number of aircraft and aggregate number of hours flown, on which the Company collects overhaul reserves. A change in the number of aircraft on which the Company collects overhaul payments may result in a corresponding change in the aggregate number of hours flown, for which overhaul reserves are provided.

                     INTERNATIONAL LEASE FINANCE CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS-Six months ended June 30, 2000 versus 1999.

     The 8.7% increase in revenues from the rentals of flight equipment, from $1,023.7 million in 1999 to $1,112.8 million in 2000, is due to a 4.1% increase in the number of aircraft available for operating lease from 386 at June 30, 1999 to 402 at June 30, 2000 and an increase in the percentage of wide bodies, for which higher lease payments are typically received, from 31.3% of the 1999 fleet to 32.1% of the 2000 fleet. Additionally, the cost of the leased fleet, which includes aircraft subject to sale-lease back transactions from which rental income is earned, increased 6.3% from $20.5 billion in 1999 to $21.8 billion in 2000.

     In addition to its leasing operations, the Company engages in the marketing of flight equipment at the end of, or during, the lease term, as well as the sales of flight equipment on a principal and commission basis. Revenue from flight equipment marketing decreased from $27.2 million in 1999 to $21.6 million in 2000 as a result of the type and the number of the flight equipment marketed in each period. Eight aircraft were sold in the first six months of 1999 compared to two aircraft in the first six months of 2000. In addition, the Company sold 12 engines in the first six months of 1999 compared to five engines in the first six months of 2000.

     Interest expense increased from $335.5 million in 1999 to $359.3 million in 2000 as a result of an increase in the average composite borrowing rate from 5.94% in 1999 to 6.24% in 2000 and an increase in debt outstanding, excluding the effect of debt discount, from $12.7 billion in 1999 to $13.4 billion in 2000. The Company's composite borrowing rate fluctuated as follows:


                                             2000                1999           Increase
                                             ----                ----           --------
         Beginning of six months             6.14%               6.03%            .11%
         End of six months                   6.33%               5.85%            .48%
         Average                             6.24%               5.94%            .30%


     Depreciation of flight equipment increased from $313.7 million in 1999 to $341.1 million in 2000 due to the increased cost of the fleet.

     Rent expense increased from $63.3 million in 1999 to $69.3 million in 2000 due to an increase in the lease rates for 19 aircraft subject to sale-lease back transactions. Lease rates increased as a result of an increase in interest rates affecting the floating rate component of the lease rates, partially offset by principal amortization.

     Provision for overhauls increased from $44.2 million in 1999 to $47.7 million in 2000 due to an increase in the number of aircraft and aggregate number of hours flown, on which the Company collects overhaul reserves. An increase or decrease in the number of aircraft on which the Company collects overhaul payments may result in a corresponding change in the aggregate number of hours flown, for which overhaul reserves are provided.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

VALUE AT RISK

     Measuring potential losses in fair values has recently become the focus of risk management efforts by many companies. Such measurements are performed through the application of various statistical techniques. One such technique is Value at Risk (VaR), a summary statistical measure that uses historical interest rates, foreign currency exchange rates and equity prices and estimates the volatility and correlation of these rates and prices to calculate the maximum loss that could occur over a defined period of time given a certain probability.

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

     ILFC is exposed to market risk and the risk of loss of fair value resulting from adverse fluctuations in interest rates and exchange prices. ILFC statistically measured the loss of fair value through the application of a VaR model at December 31, 1999 and June 30, 2000. In this analysis the net fair value of ILFC was determined using the financial instrument assets, which included the tax adjusted future flight equipment lease revenue in the VaR calculation at December 31, 1999 and the aircraft book value at the end of maturity in the VaR calcuation at June 30, 2000 and the financial instrument liabilities, which included the future servicing of the current debt. The estimated impact of the current derivative positions was also taken into account.

     ILFC calculated the VaR with respect to the net fair value using the variance-covariance (delta-normal) methodology. This calculation also used daily historical interest rates for the two years ending December 31, 1999 and monthly historical interest rates for the twenty years ending June 30, 2000. The VaR model estimated the volatility of each of these interest rates and the correlation among them. The yield curve was constructed using eleven key points on the curve to model possible curve movements. Thus, the VaR measured the sensitivity of the assets and liabilities to the calculated interest rate exposures. These sensitivities were then applied to a grand covariance matrix, which contained the historical movement of among all risk factors. The results were aggregated to provide a single amount that depicts the maximum potential loss in fair value of a confidence level of 95 percent for a time period of one month. As of December 31, 1999 and June 30, 2000, the VaR of ILFC with respect to its aforementioned net fair value was $50 million and $32 million respectively.

                           PART II. OTHER INFORMATION


      Item 6.          Exhibits and Reports on Form 8-K

             a)        Exhibits:

                       1. First Supplemental Programme Agreement dated June 12, 2000

                       4.   First Supplemental Agency Agreement dated June
                            12, 2000

                       12. Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends

                       27.  Financial Data Schedule

             b)        Reports on Form 8-K:

                       Form 8-K, event date April 26, 2000 (Item 7)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     INTERNATIONAL LEASE FINANCE CORPORATION




   August 3, 2000                   /s/ Leslie L. Gonda
                                    ------------------------------
                                    LESLIE L. GONDA
                                    Chairman of the Board




   August 3, 2000                   /s/ Alan H. Lund
                                    ------------------------------
                                    ALAN H. LUND
                                    Executive Vice President
                                    Co-Chief Operating Officer
                                    and Chief Financial Officer

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                                INDEX TO EXHIBITS


Exhibit No.

1.    First Supplemental Programme Agreement dated June 12, 2000

4.    First Supplemental Agency Agreement dated June 12, 2000

12. Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends

27.   Financial Data Schedule