Form 10-Q
period 2000-09-30
INTERNATIONAL LEASE FINANCE CORP
filed 2000-11-07
CIK 714311

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended............September 30, 2000......

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

                  Class                     Outstanding at November 1, 2000
       COMMON STOCK, NO PAR VALUE                     35,818,122

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                                      INDEX


Part I.  Financial Information:                                         Page No.

   Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets
                  September 30, 2000 and December 31, 1999.....................3

         Condensed Consolidated Statements of Income
                  Three Months Ended September 30, 2000 and 1999...............4

         Condensed Consolidated Statements of Income
                  Nine Months Ended September 30, 2000 and 1999................5

         Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2000 and 1999................6

         Notes to Condensed Consolidated Financial Statements..................8

   Item 2.  Management's Discussion and Analysis of the
            Financial Condition and Results of Operations......................9

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk ......................................................13

Part II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K..................................14

         Signatures...........................................................15

         Index to Exhibits....................................................16

                          PART I FINANCIAL INFORMATION
         ITEM 1 INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                               September 30,   December 31,
                                                                                   2000            1999
                                                                               -----------     -----------
                                                                                       (Unaudited)

ASSETS
Cash, including interest bearing accounts
 of $94,730(2000) and $112,372(1999)                                           $    96,110     $   123,109
Current income taxes receivable                                                     41,309            --
Notes receivable and net investment in
 finance and sales-type leases                                                     362,435         326,991
Flight equipment under operating leases                                         20,670,452      18,246,253
 Less accumulated depreciation                                                   2,622,502       2,150,200
                                                                               -----------     -----------
                                                                                18,047,950      16,096,053

Deposits on flight equipment purchases                                             874,293         848,730
Accrued interest, other receivables
 and other assets                                                                   87,970          77,825

Investments                                                                         48,627           6,067
Deferred debt issue costs-less
 accumulated amortization of $79,248
 (2000) and $70,375(1999)                                                           23,385          28,349
                                                                               -----------     -----------
                                                                               $19,582,079     $17,507,124
                                                                               ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued interest and other payables                                            $   300,894     $   280,933
Current income taxes payable                                                          --            14,370
Debt financing, net of deferred debt
 discount of $58,241(2000) and $28,001
 1999                                                                           12,955,910      11,192,220
Capital lease obligations                                                          571,541         669,576
Security & other deposits on flight
 equipment                                                                         865,433         801,313
Rentals received in advance                                                        125,881         110,435
Deferred income taxes payable                                                    1,446,303       1,228,085
SHAREHOLDERS' EQUITY
Preferred stock--no par value; 20,000,000
 authorized shares
 Market Auction Preferred Stock, $100,000 per
  share liquidation value; Series A,B,C,D,E
  F,G and H (2000 and 1999) each having 500
  shares issued and outstanding                                                    400,000         400,000
Common stock--no par value; 100,000,000
  authorized shares, 35,818,122 (2000
  and 1999) issued and outstanding                                                   3,582           3,582

Additional paid-in capital                                                         579,955         579,955
Retained earnings                                                                2,332,580       2,226,655
                                                                               -----------     -----------
                                                                                 3,316,117       3,210,192
                                                                               -----------     -----------
                                                                               $19,582,079     $17,507,124
                                                                               ===========     ===========


            SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                  2000         1999
                                                --------     --------
                                                     (Unaudited)

REVENUES:
          Rental of flight equipment            $603,136     $533,178
          Flight equipment marketing              21,744       83,789
          Interest and other                      12,761       13,358
                                                --------     --------
                                                 637,641      630,325
                                                --------     --------
EXPENSES:
          Interest                               206,557      177,493
          Depreciation of flight equipment       181,377      163,982
          Flight equipment rent                   36,009       32,726
          Provision for overhaul                  32,492       27,609
          Selling, general & administrative       11,404       11,251
                                                --------     --------
                                                 467,839      413,061
                                                --------     --------

INCOME BEFORE INCOME TAXES                       169,802      217,264
          Provision for income taxes              58,803       76,591
                                                --------     --------

NET INCOME                                      $110,999     $140,673
                                                ========     ========




            SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                   2000           1999
                                                ----------     ----------
                                                       (Unaudited)


REVENUES:
          Rental of flight equipment            $1,715,973     $1,556,851
          Flight equipment marketing                43,319        111,616
          Interest and other                        37,909         48,662
                                                ----------     ----------
                                                 1,797,201      1,717,129
                                                ----------     ----------
EXPENSES:
          Interest                                 565,880        512,964
          Depreciation of flight equipment         522,466        477,661
          Flight equipment rent                    105,341         96,036
          Provision for overhaul                    80,235         71,836
          Selling, general & administrative         35,198         35,471
                                                ----------     ----------
                                                 1,309,120      1,193,968
                                                ----------     ----------

INCOME BEFORE INCOME TAXES                         488,081        523,161
          Provision for income taxes               171,060        185,413
                                                ----------     ----------

NET INCOME                                      $  317,021     $  337,748
                                                ==========     ==========




            SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                        2000              1999
                                                     -----------      -----------
                                                            (Unaudited)

OPERATING ACTIVITIES:
Net Income                                           $   317,021      $   337,748
Adjustments to reconcile net income
 to net cash provided by operating activities:
      Depreciation of flight equipment                   522,466          477,661
      Deferred income taxes                              218,218           32,187
      Amortization of deferred debt issue costs            8,873            8,836
      Gain on sale of flight equipment included
        in amount financed                                  --             (7,820)
      Equity in net (income) loss of affiliates           (1,329)             716
      Change in unamortized debt discount                (30,240)          (4,537)
Changes in operating assets and liabilities:
      Increase in notes receivable                       (47,737)         (38,803)
      Increase in accrued interest, other
          receivables and other assets                   (10,145)         (18,878)
      Change in current income taxes                     (55,679)         145,295
      Increase in accrued interest and
          other payables                                  15,690           67,193
      Increase (decrease) in rentals received in
          advance                                         15,446           (7,895)
                                                     -----------      -----------
Net cash provided by operating activities                952,584          991,703
                                                     -----------      -----------
INVESTING ACTIVITIES:
Acquisition of flight equipment for
   operating leases                                   (2,551,133)      (2,952,286)
Acquisition of flight equipment for finance-type
   leases                                                (44,051)            --
(Increase) decrease in deposits and progress
   payments                                              (25,563)          97,027
Proceeds from disposal of flight equipment-net
   of gain                                               118,199        1,191,725
Advance of notes receivable                              (20,703)            --
Collections on notes receivable and sales-type
   leases                                                 39,889          243,335
Increase in investments                                  (41,231)            --
Dividends from unconsolidated subsidiary                    --              5,000
                                                     -----------      -----------
Net cash used in investing activities                 (2,524,593)      (1,415,199)
                                                     -----------      -----------
FINANCING ACTIVITIES:
Proceeds from debt financing                           7,110,535        6,310,600
Payments in reduction of debt financing               (5,414,640)      (5,708,283)
Debt issue costs                                          (3,909)          (9,832)
Increase (Decrease) in customer deposits                  64,120          (35,350)
Payment of common and preferred dividends               (211,096)         (73,574)
------------------------------------------------     -----------      -----------
Net cash provided by financing activities              1,545,010          483,561
                                                     -----------      -----------

(Decrease) Increase in cash                              (26,999)          60,065
Cash at beginning of period                              123,109           52,723
                                                     -----------      -----------
Cash at end of period                                $    96,110      $   112,788
                                                     ===========      ===========

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:



                                               2000          1999
                                             --------     --------
                                            (Dollars in thousands)
                                                 (Unaudited)

Cash paid during the period for:
      Interest (net of amount capitalized
         $35,583(2000) and $34,051(1999))     $494,736     $419,235
      Income taxes (net of refunds)              8,521        7,930


2000:
      Two aircraft were received in exchange for notes receivable and other assets in the amount of $41,429.

1999:
      Notes in the amount of $77,970 were received as partial payment in exchange for flight equipment sold with a book value of $70,150.




            SEE NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)




A. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 1999 unaudited condensed consolidated financial statements to conform to the 2000 presentation. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

B.   New Accounting Pronouncements, Issued But Not Yet Effective

     ILFC has reviewed and continues to review the effect of the implementation of SFAS 133 - Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by SFAS 138 and related implementation guidance ("SFAS 133"). SFAS 133 is effective for all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in Current Earnings or Other Comprehensive Income, depending on whether or not a derivative is designated as a hedge and to the extent it is effective as part of a hedge transaction. As a result of the complexity of implementing SFAS 133 and issues related to the Company's hedging activities and changing hedged position, the Company has not yet determined the impact that adopting SFAS 133 will have on its results of operations or statement of financial position.

ITEM 2               INTERNATIONAL LEASE FINANCE CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS

      Certain of the statements in this discussion, as well as other forward-looking statements within this document, contain estimates and projections of cash flows and debt financing to support future capital requirements. While these forward-looking statements are made in good faith; future, operating, market, competitive, economic and other conditions and events could cause actual results to differ materially from those in the forward-looking statements. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

FINANCIAL CONDITION

   The Company borrows funds for the purchase of flight equipment, including funds for progress payments during the construction phase from various sources, principally on an unsecured basis. The Company's debt financing and capital lease obligations was comprised of the following at the following dates:

                                               September 30,      December 31,
                                                   2000               1999
                                               ------------       ------------
                                                     (Dollars in thousands)
Public term debt with single
    maturities                                 $  3,321,330       $  3,721,330
Public medium-term notes with
    varying maturities                            2,979,000          3,225,500
Capital lease obligations                           571,541            669,576
Bank and other term debt                          2,310,489          1,295,038
                                               ------------       ------------
Total term debt and capital lease
    obligations                                   9,182,360          8,911,444

Commercial paper                                  4,403,332          2,978,353
Less: Deferred debt discount                        (58,241)           (28,001)
                                               ------------       ------------

    Total debt financing and capital lease
    obligations                                $ 13,527,451       $ 11,861,796
                                               ============       ============

Composite interest rate                                6.38%              6.14%
Percentage of total debt at fixed rates               60.31%             69.28%
Composite interest rate on fixed rate
    debt                                               6.15%              6.06%
Bank prime rate                                        9.50%              8.50%




      The interest on substantially all of the public debt (exclusive of the Commercial Paper) is fixed for the terms of the notes. The Company has committed revolving loans and lines of credit with 53 banks aggregating $2.9 billion and an uncommitted line of credit with one bank for $30.0 million. These revolving loans and lines of credit principally provide for interest rates that vary according to the pricing option in effect at the time of borrowing. Pricing options include prime, a range from .22% over LIBOR to .32% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The revolving loans and lines of credit are subject to facility fees of up to .08% of amounts available. Such financing is used primarily as backup for the Company's Commercial Paper Program.
      The Company has an effective shelf registration with respect to $2.0 billion of debt securities, under which $675.0 million of notes were sold through September 30, 2000. Additionally, a $1,075.0 million Medium-Term Note Program has been designated under the shelf registration, under which $700.0 million of notes have been sold through September 30, 2000.
      The Company has a Euro denominated Medium-Term Note Program for $2.0 billion, under which $771.0 million in notes were sold as of September 30, 2000. The Company has hedged the foreign currency risk of the notes through operating lease payments or through swaps.
      The Company has an Export Credit Facility, for up to a maximum of $4.3 billion, for approximately 75 aircraft to be delivered through 2001. The Company has the right, but is not required, to use the facility to fund 85% of each aircraft's purchase price. This facility is guaranteed by various European Export Credit Agencies. The interest rate varies from 5.753% to 5.898% depending on the delivery date of the aircraft. Through September 30, 2000, the Company had borrowed $1.9 billion under this facility.
      The Company believes that the combination of internally generated funds and debt financing currently available to the Company will allow the Company to meet its capital requirements for at least the next 12 months.

                     INTERNATIONAL LEASE FINANCE CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS-Three months ended September 30, 2000 versus 1999.

      The 13.1% increase in revenues, from the rentals of flight equipment from $533.2 million in 1999 to $603.1 million in 2000, is due to an increase in the number of aircraft available for operating lease and an increase in the number of wide bodies, for which higher lease payments are typically received. At September 30, 2000 the Company's leased fleet consisted of 408 aircraft, 33.7% of which were wide bodies compared to a fleet of 360 aircraft, 29.2% of which were wide bodies, at September 30, 1999. Additionally, the quarterly average cost of the leased fleet, which includes aircraft subject to sale-lease back transactions from which rental income is earned, increased 14.0% from $19.3 billion in 1999 to $22.0 billion in 2000.
      In addition to its leasing operations, the Company engages in the marketing of flight equipment at the end of, or during, the lease term, as well as the sales of flight equipment on a principal and commission basis. Revenue from flight equipment marketing decreased from $83.8 million in 1999 to $21.7 million in 2000 as a result of the type and the number of flight equipment marketed in each period. Thirty-two aircraft were sold in the third quarter of 1999 compared to three aircraft in the third quarter of 2000. In addition, the Company sold no engines in the third quarter of 1999 compared to one engine in the third quarter of 2000.
      Interest expense increased from $177.5 million in 1999 to $206.6 million in 2000 as a result of an increase in the average composite borrowing rate from 5.94% in 1999 to 6.36% in 2000 and an increase in debt outstanding, excluding the effect of debt discount, from $11.8 billion in 1999 to $13.6 billion in 2000. The Company's composite borrowing rate fluctuated as follows:

                             2000      1999    Increase
                            -----     -----     -----
Beginning of Quarter        6.33%     5.85%     0.48%
End of Quarter              6.38%     6.03%     0.35%
Average                     6.36%     5.94%     0.42%



      Depreciation of flight equipment increased from $164.0 million in 1999 to $181.4 million in 2000 due to the increased cost of the fleet.
      Rent expense increased from $32.7 million in 1999 to $36.0 million in 2000 due to an increase in the lease rates resulting from an increase in interest rates affecting the floating rate component of the lease rates, partially offset by principal amortization.
      Provision for overhauls increased from $27.6 million in 1999 to $32.5 million in 2000 due to an increase in the number of aircraft and aggregate number of hours flown, on which the Company collects overhaul reserves. A change in the number of aircraft on which the Company collects overhaul payments may result in a corresponding change in the aggregate number of hours flown, for which overhaul reserves are provided.

                     INTERNATIONAL LEASE FINANCE CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS-Nine months ended September 30, 2000 versus 1999.

      The 10.2% increase in revenues, from the rentals of flight equipment from $1,556.9 million in 1999 to $1,716.0 million in 2000, is due to an increase in the number of aircraft available for operating lease and an increase in the number of wide bodies, for which higher lease payments are typically received. At September 30, 2000 the Company's leased fleet consisted of 408 aircraft, 33.7% of which were wide bodies, compared to a fleet of 360 aircraft, 29.2% of which were wide bodies, at September 30, 1999. Additionally, the average cost of the leased fleet, which includes aircraft subject to sale-lease back transactions from which rental income is earned, increased 10.4% from $19.1 billion in 1999 to $21.1 billion in 2000.
      In addition to its leasing operations, the Company engages in the marketing of flight equipment at the end of, or during, the lease term, as well as the sales of flight equipment on a principal and commission basis. Revenue from flight equipment marketing decreased from $111.6 million in 1999 to $43.3 million in 2000 as a result of the type and the number of the flight equipment marketed in each period. Forty aircraft were sold in the first nine months of 1999 compared to five aircraft in the first nine months of 2000. In addition, the Company sold 12 engines in the first nine months of 1999 compared to six engines in the first nine months of 2000.
      Interest expense increased from $513.0 million in 1999 to $565.9 million in 2000 as a result of an increase in the average composite borrowing rate from 6.03% in 1999 to 6.26% in 2000 and an increase in debt outstanding, excluding the effect of debt discount, from $11.8 billion in 1999 to $13.6 billion in 2000. The Company's composite borrowing rate fluctuated as follows:

                                 2000      1999    Increase
                                -----     -----     -----
Beginning of nine months        6.14%     6.03%     .11%
End of nine months              6.38%     6.03%     .35%
Average                         6.26%     6.03%     .23%



      Depreciation of flight equipment increased from $477.7 million in 1999 to $522.5 million in 2000 due to the increased cost of the fleet.
     Rent expense increased from $96.0 million in 1999 to $105.3 million in 2000 due to an increase in the lease rates resulting from an increase in interest rates affecting the floating rate component of the lease rates, partially offset by principal amortization.
      Provision for overhauls increased from $71.8 million in 1999 to $80.2 million in 2000 due to an increase in the number of aircraft and aggregate number of hours flown, on which the Company collects overhaul reserves. An increase or decrease in the number of aircraft on which the Company collects overhaul payments may result in a corresponding change in the aggregate number of hours flown, for which overhaul reserves are provided.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



VALUE AT RISK

      Measuring potential losses in fair values has recently become the focus of risk management efforts by many companies. Such measurements are performed through the application of various statistical techniques. One such technique is Value at Risk (VaR), a summary statistical measure that uses historical interest rates, foreign currency exchange rates and equity prices which estimates the volatility and correlation of these rates and prices to calculate the maximum loss that could occur over a defined period of time given a certain probability.
      ILFC believes that statistical models alone do not provide a reliable method of monitoring and controlling market risk. While VaR models are relatively sophisticated, the quantitative market risk information generated is limited by the assumptions and parameters established in creating the related models. Therefore, such models are tools and do not substitute for the experience or judgement of senior management.
      ILFC is exposed to market risk and the risk of loss of fair value resulting from adverse fluctuations in interest rates and exchange prices. ILFC statistically measured the loss of fair value through the application of a VaR model at December 31, 1999 and September 30, 2000. In this analysis the net fair value of ILFC was determined using the financial instrument assets, which included the tax adjusted future flight equipment lease revenue in the VaR calculation at December 31, 1999 and the aircraft book value at the end of maturity in the VaR calculation at September 30, 2000 and the financial instrument liabilities, which included the future servicing of the current debt. The estimated impact of the current derivative positions was also taken into account.
      ILFC calculated the VaR with respect to the net fair value using the variance-covariance (delta-normal) methodology. This calculation also used daily historical interest rates for the two years ended December 31, 1999 and monthly historical interest rates for the twenty years ending September 30, 2000. The VaR model estimated the volatility of each of these interest rates and the correlation among them. The yield curve was constructed using eleven key points on the curve to model possible curve movements. Thus, the VaR measured the sensitivity of the assets and liabilities to the calculated interest rate exposures. These sensitivities were then applied to a grand covariance matrix, which contained the historical movement of all risk factors. The results were aggregated to provide a single amount that depicts the maximum potential loss in fair value at a confidence level of 95 percent for a time period of one month. As of December 31, 1999 and September 30, 2000, the VaR of ILFC with respect to its aforementioned net fair value was $50 million and $16 million respectively.

                           PART II. OTHER INFORMATION


      Item 6.        Exhibits and Reports on Form 8-K

             a)      Exhibits:

                        12. Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends

                        27.  Financial Data Schedule

             b)         Reports on Form 8-K:

                        Form 8-K, event date September 20, 2000 (Item 7)

                        Form 8-K, event date September 25, 2000 (Item 7)

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     INTERNATIONAL LEASE FINANCE CORPORATION




   November 7, 2000                         /S/ Leslie L. Gonda
                                            LESLIE L. GONDA
                                            Chairman of the Board




   November 7, 2000                         /S/ Alan H. Lund
                                            ALAN H. LUND
                                            Executive Vice President
                                            Co-Chief Operating Officer
                                            and Chief Financial Officer

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                                INDEX TO EXHIBITS


Exhibit No.

12. Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends

27.  Financial Data Schedule

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                             2000             1999
                                          ----------      ----------
                                                 (Unaudited)
Earnings:
Net Income                                $  317,021      $  337,748
  Add:
    Provision for income taxes               171,060         185,413
    Fixed charges                            663,891         602,407
  Less:
    Capitalized interest                      35,583          34,051
                                          ----------      ----------

  Earnings as adjusted (A)                $1,116,389      $1,091,517
                                          ==========      ==========

Preferred dividend requirements           $   13,596      $   13,074
Ratio of income before provision
    for income taxes to net income               154%            155%
                                          ----------      ----------
  Preferred dividend factor on pretax
    basis                                     20,938          20,265
                                          ----------      ----------
Fixed Charges:
  Interest expense                           565,880         512,964
  Capitalized interest                        35,583          34,051
  Interest factor of rents                    62,428          55,392
                                          ----------      ----------
  Fixed charges as adjusted (B)              663,891         602,407
                                          ----------      ----------

Fixed charges and preferred stock
    dividends (C)                         $  684,829      $  622,672
                                          ==========      ==========

Ratio of earnings to fixed charges
    (A) divided by (B)                         1.68x           1.81x
                                          ==========      ==========

Ratio of earnings to fixed charges
    and preferred stock dividends
    (A) divided by (C)                         1.63x           1.75x
                                          ==========      ==========