Form 10-K405
period 2000-12-31
INTERNATIONAL LEASE FINANCE CORP
filed 2001-03-19
CIK 714311

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _____________ TO ______________
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

     AS OF MARCH 12, 2001, THERE WERE 35,818,122 SHARES OF COMMON STOCK, NO PAR VALUE, OUTSTANDING.

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    INTERNATIONAL LEASE FINANCE CORPORATION

                          2000 FORM 10-K ANNUAL REPORT

                            ------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                          PAGE
                                                                          ----
Item  1.    Business....................................................    1
Item  2.    Properties..................................................    7
Item  3.    Legal Proceedings...........................................    9

                                   PART II
Item  5.    Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................    9
Item  6.    Selected Financial Data.....................................   10
Item  7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................   11
Item  7A.   Quantitative and Qualitative Disclosures About Market
              Risk......................................................   14
Item  8.    Financial Statements and Supplementary Data.................   14
Item  9.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................   14

                                   PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
              8-K.......................................................   15

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

     As of December 31, 2000, the Company's lease portfolio consisted of 401 aircraft under operating lease and three aircraft under finance lease. Additionally, the Company provided fleet management services for 89 aircraft. See "Item 2. Properties -- Flight Equipment." At December 31, 2000, the Company had committed to purchase 488 aircraft deliverable through 2009 at an estimated aggregate purchase price of $27.3 billion, of which the Company currently anticipates taking delivery of 67 aircraft in 2001 with an estimated aggregate purchase price of $3.5 billion. It also had options to purchase an additional 51 aircraft deliverable through 2007 at an estimated aggregate purchase price of $3.0 billion. See "Item 2. Properties -- Commitments."

     The Company maintains the mix of flight equipment to meet its customers' needs and to minimize the time that its aircraft are not leased to customers by purchasing those models of new and used aircraft which it believes will have the greatest airline demand and operational longevity.

     The Company purchases, and finances the purchase of, aircraft on terms intended to permit the Company to lease or sell such aircraft at a profit. The Company typically finances the purchase of aircraft with borrowed funds and internally generated cash flow. The Company accesses the capital markets for such funds at times and on terms and conditions it considers appropriate. The Company may, but does not necessarily, engage in financing transactions for specific aircraft. The Company relies significantly on short- and medium-term financing, and thereby attempts to manage interest rate exposure. To date, the Company has been able to purchase aircraft on terms which have permitted it to lease the aircraft at a profit and has not experienced any difficulty in obtaining financing.

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

AIRCRAFT LEASING

     The initial term of the Company's current leases range in length from one year to 15 years. See "Item 2. Properties -- Flight Equipment" for information regarding scheduled lease terminations. Most of the Company's leases are operating leases under which the Company does not fully recover its aircraft cost and retains the benefit and assumes the risk of the residual value of the aircraft. The Company on occasion also enters into finance and sales-type leases where the full cost of the aircraft is substantially recovered over the term of the lease. At December 31, 2000, three of the Company's leases were accounted for as finance leases. The aircraft under operating leases are included as assets on the Company's balance sheet and depreciation is charged to income over the estimated useful lives of the aircraft. In accordance with generally accepted accounting principles, rentals are reported ratably as revenue over the lease term as they are earned. The Company attempts to maintain a mix of short- and medium-term leases to balance the benefits and risks associated with different lease terms and changing market conditions. Varying lease terms mitigate the effects of changes in prevailing market conditions at the time aircraft become eligible for re-lease or sale and the uncertainty associated with the estimated residual value of the aircraft at the end of the lease term.

     All leases are on a "net" basis with the lessee responsible for all operating expenses, which customarily include fuel, crews, airport and navigation charges, taxes, licenses, registration and insurance. Normal maintenance and repairs, airframe and engine overhauls, and compliance with return conditions of flight equipment on lease are provided by and paid for by the lessee. Under the provisions of most leases, for certain airframe and engine overhauls, the lessee is reimbursed by the Company for costs incurred up to but not exceeding related hourly rentals paid to the Company by the lessee. Such rentals are included in the caption Rental of flight equipment. The Company provides a charge to operations for such reimbursements based on the estimated reimbursements during the life of the lease, which amount is included in overhaul reserves. The lessee is responsible for compliance with all applicable laws and regulations with respect to the aircraft. The Company requires its lessees to comply with the most restrictive standards of either the Federal Aviation Administration (the "FAA") or its foreign equivalent. The Company makes periodic inspections of the condition of its leased aircraft. Generally, the Company requires a deposit which is security for the condition of aircraft upon return to the Company, the rental payments by the lessee and the performance of other obligations by the lessee under the lease. In addition, the leases contain extensive provisions regarding the remedies and rights of the Company in the event of a default thereunder by the lessee and specific provisions regarding the condition of the aircraft upon redelivery to the Company. The lessee is required to continue to make lease payments under all circumstances, including periods during which the aircraft is not in operation due to maintenance or grounding.

     The Company obtains and reviews relevant business materials from all prospective lessees and purchasers before entering into a lease or extending credit. Under certain circumstances, the Company may require the lessee to obtain guarantees or other financial support from an acceptable financial institution or other third party.

FLIGHT EQUIPMENT MARKETING

     The Company also regularly disposes of its leased aircraft at or before the expiration of their leases. The buyers include the aircraft's lessee, another aircraft operator or a third party lessor. Any gain or loss on disposition of leased aircraft is included in the caption Flight equipment marketing.

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

FINANCING/SOURCE OF FUNDS

     The Company purchases new aircraft directly from manufacturers and used aircraft from airlines and other owners. The Company finances the purchase price of flight equipment from internally generated funds, secured and unsecured commercial bank financings and the issuance of commercial paper, public and private debt and preferred stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

CUSTOMERS

     At December 31, 2000, the Company leased aircraft, and managed aircraft leased, to the following airlines: (domestic) Alaska Airlines, America West, Continental Airlines, Frontier Airlines, Jet Blue, National Airlines, North American Airlines, Southwest Airlines, Trans World Airlines (TWA), and World Airways; (foreign) Aer Lingus, Aeris, Aero Continente, Aeroflot, Aero Lloyd Flugreisen, Aeromexico, Air 2000, Air Afrique, Air Alfa, Air Anatolia, Air Atlanta Icelandic, Air Canada, Air Europa (Air Espana SPA), Air Europe SpA, Air France, Air Jamaica, Air Liberte, Air Macau, Air Madagascar, Air Malta, Air Mauritius, Air New Zealand, Air One, Air Pacific, Air Plus Comet, Air Seychelles, Air Transat, Air Vanuatu, Alitalia, Ansett Australia, Asiana Airlines, Austrian Airlines, Avianca, Balair, Brussels International Airline, Braathens S.A.F.E., Britannia Airways, British Airways, British Midland Airways, Blue Panorama, BWIA, Canada 3000, Canadian Airlines, Cathay Pacific, China Airlines, China Hainan Airlines, China Northwest, China Southern Airlines, China Southwest Airlines, China Xinjiang, Cyprus Airways, Easy Jet, El Al Israel Airlines, Emirates, Estonian Air, Far Eastern Air Transport, Finnair, Garuda Indonesia, GB Airways, Hapag-Lloyd Flug, Heliopolis, Hong Kong Dragon Airlines (Dragonair), Iberia, Icelandair, JMC Airlines, Kenya Airways, KLM Royal Dutch Airlines, KLM City Hoppers, L'Aeropostale, Lineas Aereas Privadas Argentinas, S.A. (LAPA), Lithuanian, Lloyd Aero Boliviano (LAB), Linea Aerea Nacional Chile, Lotus Air, LTU Luftransport-Unternehmen, Lufthansa, Malev, Mandarin Airlines, Martinair Holland, Mediterranean Airlines, Meridiana, Mexicana, Middle East Airlines Airliban, Monarch Airlines, Olympic Airways, Oman Aviation, Pegasus, Polynesian Airlines, QANTAS, Rio Sul, Royal Jordanian, Sabena, Sabre Airways, Sahara India Airlines, Shanghai, Shenzhen, Sichuan Airlines, Skymark, Skyservice Airlines, Spanair, Star, Sterling European, Swissair, TACV Cabo Verde, TAP Air Portugal, Turk Hava Yollari (THY), Transavia, Transbrasil, Varig, Vietnam Airlines, Virgin Atlantic Airways, Virgin Blue, Volare, Wuhan Airlines, Xiamen Airlines and Yemenia. No single customer accounted for more than 10% of total revenues in any of the last three years.

     Revenues include rentals of flight equipment to foreign airlines of $2,026,017,000 (2000), $1,842,126,000 (1999) and $1,623,891,000 (1998)
comprising 88.0%, 88.5% and 87.6%, respectively, of total rentals of flight equipment. See Note J of Notes to Consolidated Financial Statements.

     The following table sets forth the dollar amount and percentage of total rental revenues attributable to the indicated geographic areas based on each airline's principal place of business for the years indicated:

                                            2000                  1999                  1998
                                     ------------------    ------------------    ------------------
                                       AMOUNT       %        AMOUNT       %        AMOUNT       %
                                     ----------   -----    ----------   -----    ----------   -----
                                                         (DOLLARS IN THOUSANDS)
Europe.............................  $1,054,783    45.8%   $  946,335    45.5%   $  798,773    43.1%
Asia/Pacific.......................     462,426    20.1       421,337    20.3       410,600    22.1
United States and Canada...........     437,745    19.0       389,593    18.7       333,472    18.0
Central and South America and
  Mexico...........................     229,438    10.0       201,405     9.7       190,572    10.3
Africa and the Middle East.........     117,048     5.1       121,885     5.8       120,566     6.5
                                     ----------   -----    ----------   -----    ----------   -----
                                     $2,301,440   100.0%   $2,080,555   100.0%   $1,853,983   100.0%
                                     ==========   =====    ==========   =====    ==========   =====

     The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue based on each airline's principal place of business for the years indicated:

                                             2000                1999                1998
                                       ----------------    ----------------    ----------------
                                        AMOUNT      %       AMOUNT      %       AMOUNT      %
                                       --------   -----    --------   -----    --------   -----
                                                        (DOLLARS IN THOUSANDS)
United Kingdom.......................  $276,340    12.0%   $292,278    14.0%   $257,906    13.9%
United States........................   275,423    12.0     238,429    11.5     241,379    13.0
China (including Macau and
  Hong Kong)*........................   251,372    10.9     255,922    12.3     250,394    13.5
  * Macau                                33,504              36,128              36,122
    Hong Kong                            77,364              84,787              86,345

     Many foreign countries have currency and exchange laws regulating the international transfer of currencies. The Company attempts to minimize its currency and exchange risks by negotiating most of its aircraft leases and all of its sales transactions in U.S. dollars, and all guarantees obtained to support various lease agreements are denominated for payment in the same currency as the lease. The Company requires, as a condition to any foreign transaction, that the lessee or purchaser in a foreign country first obtain, if required, written approval of the appropriate government agency, finance ministry or central bank for the remittance of all funds contractually owed to the Company in U.S. dollars. Some of the Company's leases are negotiated in Euros to meet the needs of a growing number of airlines. As the Euro to U.S. Dollar exchange rate improves, more airlines will have an interest in making Euro denominated rental payments. However, as the Euro to U.S. Dollar exchange rate worsens, fewer airlines will be interested in Euro payments. Once an airline and the Company agree to the rental payment currency, it remains for the term of the lease. Euro denominated leases are primarily used as a hedge against Euro denominated debt obligations of the Company. As a result, the Company has sufficient Euro inflows from leases and currency swaps to meet its Euro denominated debt obligations. Foreign currency risk has, to date, been immaterial to the Company.

     On January 10, 2001, one of the Company's customers, Transworld Airways ("TWA") filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. As of March 12, 2001, the bankruptcy court confirmed that American Airlines would acquire substantially all of the assets and leases of TWA, including the leases of 16 aircraft owned by the Company.

     The Company has restructured leases with both foreign and domestic lessees. Such restructurings have involved the voluntary termination of leases prior to lease expiration, the replacement of leased aircraft with smaller, less expensive leased aircraft, the arrangement of subleases from the primary lessee to another airline and the rescheduling of lease payments. In some situations where the Company repossesses an aircraft, it may decide to export the aircraft from the lessee's jurisdiction. In the majority of these situations, the Company obtains the lessee's cooperation and the return and export of the aircraft is immediate. In some situations, however, the lessees have not cooperated in returning aircraft, in which case the Company has had to take legal action in the appropriate jurisdictions which has delayed the ultimate return and export of the aircraft. In addition, in connection with the repossession of an aircraft, the Company may be required to pay outstanding mechanic's, airport and other operating liens on the repossessed aircraft, which could include charges relating to other aircraft operated by the lessee.

     The Company's revenues and income may be affected by political or economic instability abroad, changes in national policy, competitive pressures on certain air carriers, fuel shortages, labor stoppages, recessions and other political or economic events adversely affecting world or regional trading markets or impacting a particular customer. Recently, the increase in the cost of jet fuel has resulted in serious financial implications for some airlines. Those airlines not able to hedge all or part of their fuel costs are at the greatest risk.

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

GOVERNMENT REGULATION

     The FAA and the U.S. Departments of Transportation and State exercise regulatory authority over air transportation in the United States.

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

     The Company's relationship with the FAA consists of the registration with the FAA of those aircraft which are leased by the Company to U.S. carriers and to a number of foreign carriers where, by agreement, the aircraft are to be registered in the United States. In limited circumstances, the Company also obtains from the FAA or its designated representatives a U.S. Certificate of Airworthiness for a particular aircraft or a ferry flight permit.

     The Company's involvement with the civil aviation authorities of foreign jurisdictions consists largely of requests to register and deregister the Company's aircraft on lease to carriers in those countries.

     The Company also works with U.S. Customs with respect to the import and export of the Company's aircraft into and from the United States for maintenance or lease.

EMPLOYEES

     The Company is in a capital intensive rather than a labor intensive business. As of December 31, 2000, the Company had 104 full-time employees, which it considered adequate for its business operations. The Company will expand its management and administrative personnel, as necessary, to meet future growth. None of the Company's employees is covered by a collective bargaining agreement and the Company believes that it has maintained excellent employee relations. The Company provides certain employee benefits, including retirement plans and health, life, disability and accident insurance.

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

     The comprehensive liability insurance policies include provisions for bodily injury, property damage, passenger liability, cargo liability and such other provisions reasonably necessary in commercial passenger and cargo airline operations with minimal deductibles. Such policies generally have combined comprehensive single liability limits of not less than $250 million. Additionally, all aircraft in the Company's fleet are covered by contingent liability insurance and contingent hull insurance.

     The Company also maintains other insurance covering the specific needs of its business operations. Insurance policies are generally placed or reinsured through AIG subsidiaries, with costs allocated back to the Company. The Company believes that its insurance is adequate both as to coverage and amount.

FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K contains or incorporates statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-K and include statements regarding, among other matters, the Company's growth and acquisition opportunities, the Company's acquisition strategy, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company's financial condition or results of operations. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should" and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or industry results to vary materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry economic and business conditions, which will, among other things, affect demand for aircraft, availability and creditworthiness of current and prospective lessees, lease rents, availability and cost of financing and operating expenses, governmental actions and initiatives and environmental and safety requirements. The Company will not update any forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

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

     At December 31, 2000, all of the Company's fleet was Stage III compliant, meaning that the aircraft hold or are capable of holding a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention or have been shown to comply with the Stage III noise levels set out in Section 36.5 of Appendix C of Part 36 of the Federal Aviation Regulations of the United States. At December 31, 2000, the average age of the Company's aircraft was 4.32 years.

     The following table shows the scheduled lease terminations (for the minimum noncancelable period) by aircraft type for the Company's operating lease portfolio at December 31, 2000:

    AIRCRAFT TYPE      2001   2002   2003   2004   2005   2006   2007   2008   2009   2010   2011   2012   2013   2014   TOTAL
    -------------      ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   -----
737-300/400/500......    6     20     24      7     13      4     3      1                                                 78
737-700/800..........                  1      1      5      5     4      1              6      4     1             1       29
757-200..............    4      6      6      3     10      7     9      4      2       3      1                           55
767-200..............    1                           1                                                                      2
767-300..............    4     16      8      7      6      2     1      2              1            1                     48
777-200..............                         2      2      3                   2                    2                     11
777-300..............                                             1                                                         1
747-300..............    1      1                                                                                           2
747-400..............           7      2                                        2                                          11
MD-83................                         1                                                                             1
DC10-30..............    2                                                                                                  2
MD-11................                                3      3                                                               6
A300-600R............    2      1      1             2                                                                      6
A310-300.............    3      1      1      2                                                                             7
A319.................           2      2             7      7                                        2                     20
A320.................           2     18      9      6      5     2             2              1     3                     48
A321.................    2      3      5      9      2      3     6      3                                                 33
A330-200.............                         3      3      2     8      2                                                 18
A330-300.............           5      3      1      1      1                                                              11
A340.................           9      2             1                                                                     12
                        --     --     --     --     --     --     --     --     --     --     --     --     --     --     ---
Total................   25     73     73     45     62     42    34     13      8      10      6     9      0      1      401

---------------

     This schedule includes 19 aircraft leased by the Company and subleased to others and excludes one aircraft which was not subject to lease at December 31, 2000, but was subsequently leased.

COMMITMENTS

     At December 31, 2000, the Company had committed to purchase the following aircraft at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $27.2 billion for delivery as shown:

         AIRCRAFT TYPE           2001   2002   2003   2004   2005   2006   2007   2008   2009   TOTAL
         -------------           ----   ----   ----   ----   ----   ----   ----   ----   ----   -----
737-300........................    2                                                               2
737-600/700/800(a).............   27     24     25     26     26     21     21                   170
757-200........................    3      2      1                                                 6
767-300........................    3      1      1      1                                          6
777-200........................    6      4      2      5      5      6      4      3      3      38
777-300........................    1      2      2      2      2      2                           11
A318...........................           2      5      6      6      6      5                    30
A319...........................    5      4      9      9     11      8      7      4             57
A320-200.......................   13     11     13      7      8     11      9     10             82
A321-200.......................    1      4      5      3      6      5      5      5             34
A330-200.......................    3     10      4      7      5      3      3      3             38
A330-300.......................    1                                                               1
A340/300/500/600(a)............    2      2      1      1      4      3                           13
                                  --     --     --     --     --     --     --     --     --     ---
     Total.....................   67     66     68     67     73     65     54     25      3     488

---------------

(a) The Company has the right to designate the size of the aircraft within the specific model type at specific dates prior to contractual delivery.

     At December 31, 2000, the Company had options to purchase the following aircraft at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $3.0 billion for delivery as shown:

         AIRCRAFT TYPE           2001   2002   2003   2004   2005   2006   2007   2008   2009   TOTAL
         -------------           ----   ----   ----   ----   ----   ----   ----   ----   ----   -----
737-600/700/800................          1      3      1      1       2      3                   11
777-200/300....................                 2      1      1              2                    6
A319...........................          1      2      2      2              1                    8
A320-200.......................                 2      1      1       1      2      1             8
A321-200.......................                 3      2      1       1      1      1             9
A330-200.......................                 3             1       1      1      1             7
A340-300/500/600...............                        2                                          2
                                  --     --     --     --     --     --     --     --     --     --
                                  0      2     15      9      7       5     10      3      0     51

     Management anticipates that a significant portion of such aggregate purchase price will be funded by incurring additional debt. The exact amount of the indebtedness to be incurred will depend upon the actual purchase price of the aircraft, which can vary due to a number of factors, including inflation, and the percentage of the purchase price of the aircraft which must be financed.

     The aircraft listed above are being purchased pursuant to master agreements with each of The Boeing Company ("Boeing") and AVSA, S.A.R.L., the sales subsidiary of Airbus Industrie ("Airbus"). These agreements establish the pricing formulas (which include certain price adjustments based upon inflation and other factors) and various other terms with respect to the purchase of aircraft. Under certain circumstances, the Company has the right to alter the mix of aircraft type ultimately acquired. As of December 31, 2000, the Company had made non-refundable deposits (exclusive of capitalized interest) with respect to the aircraft which the Company has committed to purchase of approximately $583,370,000 and $372,360,000 with Boeing and Airbus, respectively.

     As of March 15, 2000, the Company had entered into contracts for the lease of all of the 67 aircraft to be delivered in 2001, 62 of the 66 aircraft to be delivered in 2002, 25 of the 68 aircraft to be delivered in 2003, 5 of the 67 aircraft to be delivered in 2004 and 4 of the 220 aircraft to be delivered subsequent to 2004. The Company will need to find customers for aircraft presently on order and any new aircraft ordered and will need to arrange financing for portions of the purchase price of such equipment. Although the Company has been successful to date in placing its new aircraft on lease and has obtained adequate financing in the past, there can be no assurance as to the future continued availability of lessees or of sufficient amounts of financing on terms acceptable to the Company.

FACILITIES

     The Company's principal offices are located at 1999 Avenue of the Stars, Los Angeles, California. The Company occupies space under leases which expire in 2005. As of December 31, 2000, the Company occupied approximately 44,000 square feet of office space with a signed agreement to obtain an additional 9,700 square feet during 2001. The leases provide for annual rentals of approximately $3,000,000, and the rental payments thereunder are subject to certain indexed escalation provisions. The Company signed a lease for approximately 127,000 square feet of office space at 10270 Constellation Avenue, Los Angeles, California starting in 2004. The lease provides for annual average rent of approximately $9,000,000.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any significant legal proceedings.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company is indirectly wholly owned by AIG and the Company's Common Stock is not listed on any national exchange or traded in any established market. During the years ended December 31, 2000, 1999 and 1998, the Company paid cash dividends to its parent company of $206,000,000, $69,500,000 and $25,200,000, respectively. It is the intent of the Company to pay its parent company an annual dividend of at least 7% of net income subject to the dividend preference of any preferred stock outstanding. Under the most restrictive provisions of the Company's borrowing arrangements, consolidated retained earnings at December 31, 2000 in the amount of $741,437,000 were unrestricted as to the payment of dividends.

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

                                                       YEARS ENDED DECEMBER 31,
                                  -------------------------------------------------------------------
                                     2000          1999          1998          1997          1996
                                  -----------   -----------   -----------   -----------   -----------
                                                     (DOLLAR AMOUNTS IN THOUSANDS)
OPERATING DATA:
Rentals of flight equipment.....  $ 2,301,440   $ 2,080,555   $ 1,853,983   $ 1,732,667   $ 1,444,439
Flight equipment marketing......       99,716       147,216       118,183       176,005       136,099
Interest and other income.......       77,589        72,317        73,500        49,335        51,976
Total revenues..................    2,478,745     2,300,088     2,045,666     1,958,007     1,632,514
Expenses........................    1,772,552     1,596,683     1,483,392     1,431,848     1,237,575
Income before income taxes......      706,193       703,405       562,274       526,159       394,939
Net income......................      468,901       453,447       369,352       338,684       251,774
RATIO OF EARNINGS TO FIXED
  CHARGES AND PREFERRED STOCK
  DIVIDENDS(1):                         1.68x         1.75x         1.60x         1.58x         1.47x
BALANCE SHEET DATA:
Flight equipment under operating
  leases (net of accumulated
  depreciation).................  $17,878,389   $16,096,053   $14,872,430   $12,792,531   $12,182,774
Net investment in finance and
  sales-type leases.............      114,062        56,555        89,904        98,026       103,629
Total assets....................   19,705,529    17,507,124    16,379,632    14,551,954    13,725,596
Total debt......................   13,421,526    11,861,796    11,184,010     9,954,362     9,794,260
Shareholders' equity............    3,463,779     3,210,192     2,844,375     2,517,188     2,214,552
OTHER DATA:
Aircraft owned at period
  end(2)........................          383           338           329           299           296
Aircraft sold or remarketed
  during the period.............           20            51            31            57            37

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

FINANCIAL CONDITION

     The Company borrows funds to purchase flight equipment (see "Item 2. Properties -- Commitments"), including funds for progress payments during the construction phase, principally on an unsecured basis from various sources. At December 31, 2000, 1999 and 1998, the Company's debt financing and capital lease obligations were comprised of the following:

                                              2000           1999           1998
                                           -----------    -----------    -----------
                                                    (DOLLARS IN THOUSANDS)
Public term debt with single
  maturities.............................  $ 3,456,675    $ 3,721,330    $ 3,825,000
Public medium-term notes with varying
  maturities.............................    3,175,000      3,225,500      3,348,350
Capital lease obligations................      463,362        669,576        810,768
Bank term debt...........................    2,072,562      1,295,038             --
                                           -----------    -----------    -----------
         Total term debt, bank debt and
           capital lease obligations.....    9,167,599      8,911,444      7,984,118
Commercial paper.........................    4,288,681      2,978,353      3,214,744
Less: Deferred debt discount.............      (34,754)       (28,001)       (14,852)
                                           -----------    -----------    -----------
         Debt financing and capital lease
           obligations...................  $13,421,526    $11,861,796    $11,184,010
                                           ===========    ===========    ===========
Composite interest rate..................        6.37%          6.14%          6.03%
Percentage of total debt at fixed rate...       68.65%         69.28%         64.20%
Composite interest rate on fixed debt....        6.20%          6.06%          6.41%
Bank prime rate..........................        9.50%          8.50%          7.75%

Public Debt

     The interest on substantially all of the public debt (exclusive of the commercial paper) is fixed for the term of the note. As of December 31, 2000, the Company had an effective shelf registration statement with respect to $2.0 billion of debt securities, under which $925 million of notes were sold through December 31, 2000. Additionally, a $1,075 million Medium-Term Note program was implemented under the shelf registration statement, under which $1.0 billion was sold through December 31, 2000 and $1,075 million was sold through March 16, 2001. The Company's new shelf registration statement in the amount of $2.0 billion became effective on January 5, 2001, under which $800 million of notes have been sold as of March 16, 2001. In addition, a $750 million Medium-Term Note program was implemented on January 19, 2001 under which $200 million have been sold as of March 16, 2001. The Company has a Euro Medium Term Note Program for $2.0 billion, under which $771 million (E750 million) in notes were sold through December 31, 2000. The Company has hedged the foreign currency risk of the notes through operating lease payments or through swaps.

Capital Lease Obligations

     The Company has Export Credit Lease financings which provide ten year, amortizing loans in the form of capital lease obligations. The interest rate on 62.5% of the original financing available is 6.55% and the interest rate on 22.5% of the original financing available is fixed at rates varying between 6.18% and 6.89%. These two tranches are guaranteed by various European Export Credit Agencies. The remaining 15% of the original financing available provides for LIBOR based pricing. This 15% tranche was prepaid in 2000.

Bank Term Debt

     In January 1999, the Company entered into an Export Credit Facility, up to a maximum of $4.3 billion, for approximately 75 aircraft to be delivered from 1999 through 2001. The Company has the right, but is not required, to use the facility to fund 85% of each aircraft's purchase price. This facility is guaranteed by various European Export Credit Agencies. The interest rate varies from 5.753% to 5.898% on the first 75 aircraft depending on the delivery date of the aircraft. Through March 9, 2001, the Company borrowed $2.2 billion under this facility.

Commercial Paper

     The Company currently has a $4.8 billion Commercial Paper Program. Under this program, the Company may borrow in minimum increments of $100,000 for a period from one day to 270 days. The weighted average interest rate of the Company's Commercial Paper Program was 6.63%, 5.87% and 5.30% at December 31, 2000, 1999 and 1998 respectively.

Bank Commitments

     As of December 31, 2000, the Company had committed revolving loans and lines of credit with 48 commercial banks aggregating $3.2 billion and an uncommitted line of credit with one bank for $30.0 million. These revolving loans and lines of credit principally provide for interest rates that vary according to the pricing option in effect at the time of borrowing. Pricing options include prime, a range from .20% over LIBOR to .35% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The revolving loans and lines of credit are subject to facility fees of up to .08% of amounts available. Such financing is used primarily as backup for the Company's Commercial Paper program. In November 2000, the Company replaced $1.5 billion of the committed revolving loans with a new 364 day facility for $1.8 billion at reduced pricing.

Other

     In 1995, 1996 and 1997, the Company, through subsidiaries, entered into sale-leaseback transactions providing proceeds to the Company in the amounts of $413.0 million, $507.6 million and $601.9 million, respectively, each relating to seven aircraft. The transactions resulted in the sale and leaseback of these aircraft under one year operating leases, each with six one year extension options for a total of seven years for each aircraft. The Company has the option to either buy back the aircraft or redeliver the aircraft for a fee to the lessor at the end of any lease period. The lease rates equate to fixed principal amortization and floating interest payments based on LIBOR or commercial paper pricing. As of December 31, 2000, the Company had repurchased two aircraft which were sold to third parties.

     The Company believes that the combination of internally generated funds and debt financing currently available to the Company will allow the Company to meet its capital requirements for at least the next 12 months.

     In the normal course of business, the Company employs a variety of off-balance sheet financial instruments and other derivative products to manage its exposure to interest rates and the resulting impact of changes in interest rates on earnings, with the objective to lower its overall borrowing cost and to maintain its optimal mix of variable and fixed rate interest obligations. The Company only enters into derivative transactions to hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements, currency swap agreements, and interest rate floors.

     The counterparty to the Company's derivative instruments is American International Group Financial Products ("AIGFP"), a related party with a "AAA" rating, on an arm's length basis. The derivatives are subject to a bilateral security agreement which, in certain circumstances, may allow one party to the agreement to require the second party to the agreement to establish a cash collateral account. It is management's belief that any failure of the instruments or counterparty to perform under the derivative contracts would have an immaterial impact on the Company's financial condition and results of operations.

RESULTS OF OPERATIONS

     The increase in revenues from rentals of flight equipment from $1,854.0 million in 1998 to $2,080.6 million in 1999 to $2,301.4 million in 2000 is due to the increase in the number of aircraft available for operating lease from 349 in 1998, to 357 in 1999 to 402 in 2000. The increase is also attributable to the increase in the cost of the leased fleet, which includes aircraft subject to sale-leaseback transactions from which rental income is earned, from $18.3 billion in 1998 and $19.7 billion in 1999 to $22.0 billion in 2000. Additionally, the percentage of the number of widebodies, for which higher lease payments are typically received, has increased from 30% to 33% to 35% of the fleet in 1998, 1999 and 2000, respectively.

     In addition to its leasing operations, the Company engages in the marketing of flight equipment at the end of, or during, the lease term, as well as the sales of flight equipment on a principal and commission basis. Revenue from such flight equipment marketing increased from $118.2 million in 1998 to $147.2 million in 1999 and decreased to $99.7 million in 2000 as a result of the type and the number of the flight equipment marketed in each period which fluctuated from 31 aircraft in 1998 to 51 aircraft in 1999 and to 20 in 2000. In addition, the Company sold 15 engines (1998), 13 engines (1999) and 7 engines (2000).

     Interest expense fluctuated from $640.0 million in 1998, to $686.8 million in 1999 to $773.5 in 2000, as a result of an increase in debt outstanding, excluding the effect of debt discount, from $11.2 billion in 1998 to $11.9 billion in 1999 to $13.5 billion in 2000, to finance aircraft acquisitions, offset in part by lower composite borrowing rates during 1999 and increased by higher composite borrowing rates in 2000. The Company's composite borrowing rate fluctuated as follows:

December 31, 1997...........................................  6.44%
March 31, 1998..............................................  6.29
June 30, 1998...............................................  6.22
September 30, 1998..........................................  6.18
December 31, 1998...........................................  6.03
March 31, 1999..............................................  5.90
June 30, 1999...............................................  5.85
September 30, 1999..........................................  6.03
December 31, 1999...........................................  6.14
March 31, 2000..............................................  6.12
June 30, 2000...............................................  6.33
September 30, 2000..........................................  6.38
December 31, 2000...........................................  6.37

     Depreciation of flight equipment increased from $556.1 million in 1998 to $637.3 million in 1999 to $705.7 million in 2000 due to the increased cost of the fleet. The cost of flight equipment during the same periods increased from $16.9 billion at December 31, 1998 to $18.2 billion at December 31, 1999 to $20.5 billion in 2000.

     Provisions for overhauls decreased from $102.5 million in 1998 to $94.5 million in 1999 and increased to $104.5 million in 2000 due to changes in the number of aircraft on which the Company collects overhaul revenue. A decrease or increase in the number of aircraft may result in a corresponding decrease or increase in the aggregate number of hours flown, for which overhaul reserves are provided.

     Rent expense decreased from $138.4 million in 1998 to $130.0 million in 1999, due to a decrease in the number of sale-leaseback transactions, and increased to $141.0 million in 2000 due to an increase in the lease rates resulting from an increase in interest rates affecting the floating rate component of the lease rates, partially offset by amortization. The Company, through subsidiaries, has entered into sale-leaseback transactions relating to 21 aircraft. As of December, 2000, the Company had repurchased two of the aircraft, previously subject to Sale-lease back transactions, which were sold to third parties.

     The effective tax rate increased from 34.3% in 1998 to 35.5% in 1999 and decreased to 33.6% in 2000.

NEW ACCOUNTING PRONOUNCEMENTS, ISSUED BUT NOT YET EFFECTIVE

     On September 25, 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 138, Accounting for Derivative Instruments and Hedging Activities -- An

Amendment of FASB Statement No. 133. (SFAS 138). SFAS 138 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In connection with the adoption of SFAS No. 133 on January 1, 2001, the Company recorded in its transition adjustment an increase in Net Income of approximately $15 million (net of taxes of approximately $8 million) and decreased Accumulated Other Comprehensive Income by approximately $20 million (net of taxes of approximately $11 million).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Measuring potential losses in fair values has recently become the focus of risk management efforts by many companies. Such measurements are performed through the application of various statistical techniques. One such technique is Value at Risk (VaR), a summary statistical measure that uses historical interest rates, foreign currency exchange rates and equity prices to estimate the volatility and correlation of these rates and prices to calculate the maximum loss that could occur over a defined period of time given a certain probability.

     The Company believes that statistical models alone do not provide a reliable method of monitoring and controlling market risk. While VaR models are relatively sophisticated, the quantitative market risk information generated is limited by the assumptions and parameters established in creating the related models. Therefore, such models are tools and do not substitute for the experience or judgment of senior management.

     The Company is exposed to market risk and the risk of loss of fair value resulting from adverse fluctuations in interest rates and foreign exchange prices. As of December 31, 2000 and 1999, the Company statistically measured the loss of fair value through the application of a VaR model. In this analysis the net fair value of the Company was determined using financial instrument assets. This included tax adjusted future flight equipment lease revenues, aircraft residual values at maturity of the lease contracts and financial instrument liabilities, which included future servicing of current debt. The impact of current derivative positions was also taken into account.

     The Company calculated the VaR with respect to the net fair value by using historical scenarios. This methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent two and three years of historical information for interest rates and foreign exchange rates were used to construct the historical scenarios at December 31, 1999 and 2000 respectively. For each scenario, each financial instrument is re-priced. Scenario values for the Company are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum adverse deviation in fair market value incurred by these scenarios with 95% confidence (i.e. only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period is assumed in computing the VaR figure. As December 31, 1999 and December 31, 2000, the VaR for the Company with respect to its fair value was $50 million and $11 million, respectively.

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

     (b) Reports on Form 8-K: Current Report on Form 8-K:

          Form 8-K, event date November 1, 2000 (Item 7)

          Form 8-K, event date January 10, 2001 (Item 7)

          Form 8-K, event date January 19, 2001 (Item 7)

          Form 8-K, event date January 19, 2001 (Item 7)

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                                   FORM 10-K
                           ITEMS 8, 14(a), AND 14(c)

            INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

     The following consolidated financial statements of the Company and its subsidiaries required to be included in Item 8 are listed below:

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   18
Consolidated Financial Statements:
  Balance Sheets at December 31, 2000 and 1999..............   19
  Statements of Income for the years ended December 31,
     2000, 1999 and 1998....................................   20
  Statements of Shareholders' Equity for the years ended
     December 31, 2000, 1999 and 1998.......................   21
  Statements of Cash Flows for the years ended December 31,
     2000, 1999 and 1998....................................   22
  Notes to Consolidated Financial Statements................   24

     The following financial statement schedule of the Company and its subsidiaries is included in Item 14(a)(2):

SCHEDULE NUMBER                           DESCRIPTION                           PAGE
---------------                           -----------                           ----
      II          Valuation and Qualifying Accounts...........................   38

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
  4.1      Indenture dated as of November 1, 1991, between the Company and U.S. Bank Trust National Association (successor to
           Continental Bank, National Association), as Trustee (filed as an exhibit to Registration Statement No. 33-43698 and
           incorporated herein by reference).
  4.2      First supplemental indenture, dated as of November 1, 2000, to the Indenture between the Company and U.S. Bank Trust
           National Association.
  4.3      Indenture dated as of November 1, 2000, between the Company and the Bank of New York, as Trustee (filed as an exhibit to
           Registration No. 33-49566 and incorporated herein by
           reference).
  4.4      The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of
           long-term debt of the Company and its subsidiaries, the
           authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
 10.1      Revolving Credit Agreement, dated as of January 17, 1997,
           among the Company, Citicorp USA, Inc as successor to Union
           Bank of Switzerland, New York Branch, and the other banks
           listed therein providing up to $1,250,000,000 (five year
           facility) (filed as an exhibit to Form 10-K for the year
           ended March 31, 1996 and incorporated herein by reference).
 10.2      Revolving Credit Agreement, dated as of November 17, 1999
           among the Company, Citicorp USA, Inc. and other banks listed therein (364 day facility) (filed as an exhibit to Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
 10.3      Amendment to Revolving Credit Agreement, dated as of
           November 15, 2000, among the Company, Citicorp USA, Inc.,
           and the other banks listed therein providing up to
           $1,800,000,000 (364 day facility).
 10.4      Aircraft Facility Agreement, dated as of January 19, 1999, among the Company, Halifax PLC and the other banks listed
           therein providing up to $4,327,260,000 for the financing of approximately seventy-five Airbus aircraft (filed as an
           exhibit to Form 10-K for the year ended December 31, 1998
           and incorporated herein by reference).
 10.5      Boeing Purchase Agreement No. 2241 and related letter
           agreements, all dated July 30, 1999, between the Company and the Boeing Company (filed as an exhibit to Form 10-Q for the quarter ended September 30, 1999) (confidential treatment
           granted).
 10.6      Supplemental Agreement #5, dated December 29, 2000, to the
           Boeing Purchase Agreement No. 2241 between the Company and the Boeing Company (confidential treatment requested).
   12      Computation of Ratio of Earnings to Fixed Charges and
           Preferred Stock Dividends.
   23      Consent of PricewaterhouseCoopers LLP, dated March 15, 2001.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To The Shareholder and Board of Directors
International Lease Finance Corporation
Los Angeles, California

     In our opinion, the consolidated financial statements listed in the accompanying index appearing under Items 14(a)(1) and (2) on page 15 present fairly, in all material respects, the financial position of International Lease Finance Corporation and its subsidiaries (the "Company") at December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Los Angeles, California
February 16, 2001

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                       DECEMBER 31,
                                                                --------------------------
                                                                   2000           1999
                                                                -----------    -----------
Cash, including interest bearing accounts of
  $130,576 (2000) and $112,372 (1999).......................    $   134,653    $   123,109
Current income taxes........................................         58,990             --
Notes receivable............................................        296,063        270,436
Net investment in finance leases............................        114,062         56,555
Flight equipment under operating leases.....................     20,534,304     18,246,253
  Less accumulated depreciation.............................      2,655,915      2,150,200
                                                                -----------    -----------
                                                                 17,878,389     16,096,053
Deposits on flight equipment purchases......................      1,058,182        848,730
Accrued interest, other receivables and other assets........         93,719         77,825
Investments.................................................         45,086          6,067
Deferred debt issue costs -- less accumulated amortization
  of $60,613 (2000) and $70,375 (1999)......................         22,334         28,349
                                                                -----------    -----------
                                                                $19,701,478    $17,507,124
                                                                ===========    ===========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued interest and other payables.........................    $   249,179    $   280,933
Current income taxes........................................             --         14,370
Debt financing, net of deferred debt discount of
  $34,754 (2000) and $28,001 (1999).........................     12,958,164     11,192,220
Capital lease obligations...................................        463,362        669,576
Security and other deposits on flight equipment.............        905,414        801,313
Rentals received in advance.................................        129,152        110,435
Deferred income taxes.......................................      1,532,428      1,228,085
Commitments and contingencies -- Note K

SHAREHOLDERS' EQUITY
  Preferred stock -- no par value; 20,000,000
     authorized shares
  Market Auction Preferred Stock, $100,000 per share
     liquidation value; Series A, B, C, D, E, F, G and H
     (2000 and 1999), each having
     500 shares issued and outstanding......................        400,000        400,000
  Common stock -- no par value; 100,000,000 authorized
     shares, 35,818,122 shares (2000 and 1999) issued and
     outstanding............................................          3,582          3,582
  Paid-in capital...........................................        579,955        579,955
  Accumulated other comprehensive income....................          9,256             --
  Retained earnings.........................................      2,470,986      2,226,655
                                                                -----------    -----------
                                                                  3,463,779      3,210,192
                                                                -----------    -----------
                                                                $19,701,478    $17,507,124
                                                                ===========    ===========

                            See accompanying notes.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                             ------------------------------------
                                                                2000         1999         1998
                                                             ----------   ----------   ----------
Revenues:
  Rental of flight equipment...............................  $2,301,440   $2,080,555   $1,853,983
  Flight equipment marketing...............................      99,716      147,216      118,183
  Interest and other.......................................      77,589       72,317       73,500
                                                             ----------   ----------   ----------
                                                              2,478,745    2,300,088    2,045,666
Expenses:
  Interest.................................................     773,539      686,767      639,964
  Depreciation of flight equipment.........................     705,715      637,256      556,082
  Provision for overhaul...................................     104,486       94,535      102,508
  Flight equipment rent....................................     140,956      130,026      138,392
  Selling, general and administrative......................      47,856       48,099       46,446
                                                             ----------   ----------   ----------
                                                              1,772,552    1,596,683    1,483,392
                                                             ----------   ----------   ----------
     INCOME BEFORE INCOME TAXES............................     706,193      703,405      562,274
Provision for income taxes.................................     237,292      249,958      192,922
                                                             ----------   ----------   ----------
     NET INCOME............................................  $  468,901   $  453,447   $  369,352
                                                             ==========   ==========   ==========

                            See accompanying notes.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                           ACCUMULATED
                                                                                              OTHER
                                                                                          COMPREHENSIVE
                                       MARKET AUCTION                                        INCOME
                                      PREFERRED STOCK        COMMON STOCK                 -------------
                                    --------------------  ------------------                 FOREIGN
                                    NUMBER OF             NUMBER OF            PAID-IN      CURRENCY       RETAINED
                                     SHARES      AMOUNT     SHARES    AMOUNT   CAPITAL     TRANSLATION     EARNINGS      TOTAL
                                    ---------   --------  ----------  ------   --------   -------------   ----------   ----------
Balance at December 31, 1997......    4,000     $400,000  35,818,122  $3,582   $579,955                   $1,533,651   $2,517,188
  Dividends to AIG................                                                                           (25,200)     (25,200)
  Preferred stock dividends.......                                                                           (16,965)     (16,965)
  Net income......................                                                                           369,352      369,352
                                      -----     --------  ----------  ------   --------      ------       ----------   ----------
Balance at December 31, 1998......    4,000     $400,000  35,818,122  $3,582   $579,955                   $1,860,838   $2,844,375
  Dividends to AIG................                                                                           (69,500)     (69,500)
  Preferred stock dividends.......                                                                           (18,130)     (18,130)
  Net income......................                                                                           453,447      453,447
                                      -----     --------  ----------  ------   --------      ------       ----------   ----------
Balance at December 31, 1999......    4,000     $400,000  35,818,122  $3,582   $579,955                   $2,226,655   $3,210,192
  Dividends to AIG................                                                                          (206,000)    (206,000)
  Preferred stock dividends.......                                                                           (18,570)     (18,570)
Comprehensive Income:
  Net income......................                                                                           468,901      468,901
  Other comprehensive income:
    Foreign Currency Translation
      Adjustment (net of tax of
      $5,399).....................                                                           $9,256                         9,256
                                                                                                                       ----------
Comprehensive Income..............                                                                                     $  478,157
                                      -----     --------  ----------  ------   --------      ------       ----------   ----------
Balance at December 31, 2000......    4,000     $400,000  35,818,122  $3,582   $579,955      $9,256       $2,470,986   $3,463,779
                                      =====     ========  ==========  ======   ========      ======       ==========   ==========

                            See accompanying notes.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2000          1999          1998
                                                              -----------   -----------   -----------
OPERATING ACTIVITIES:
  Net income................................................  $   468,901   $   453,447   $   369,352
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation of flight equipment........................      705,715       637,256       556,082
    Deferred income taxes...................................      298,944        95,398       205,666
    Amortization of deferred debt issue costs...............        9,762         8,260        10,242
    Gain on sale of flight equipment included in amount
      financed..............................................           --        (7,631)      (10,747)
    Increase in notes receivable............................      (76,237)      (67,867)      (18,591)
    Equity in net (income) loss of affiliates...............        2,827           705        (1,165)
    Change in unamortized debt discount.....................       (6,753)      (13,148)       (6,428)
  Changes in operating assets and liabilities:
    Increase in accrued interest, other receivables and
      other assets..........................................      (15,894)      (21,521)         (338)
    (Decrease) increase in accrued interest and other
      payables..............................................      (36,025)       45,887        20,940
    (Increase) decrease in current income taxes
      receivable............................................      (73,360)       30,377       (80,898)
    Increase (decrease) in rentals received in advance......       18,717        (9,247)       (9,904)
                                                              -----------   -----------   -----------
Net cash provided by operating activities...................    1,296,597     1,151,916     1,034,211
                                                              -----------   -----------   -----------
INVESTING ACTIVITIES:
  Acquisition of flight equipment for operating leases......   (2,990,287)   (3,446,630)   (3,274,247)
  Acquisition of flight equipment for finance leases........      (81,770)           --            --
  (Increase) decrease in deposits and progress payments.....     (209,452)       57,466       111,431
  Proceeds from disposal of flight equipment -- net of
    gain....................................................      543,665     1,486,893       587,882
  Advances on notes receivable..............................      (20,702)           --        (7,000)
  Collections on notes receivable...........................       52,884       248,713       214,067
  Collections on finance and sales-type leases (net of
    income amortized).......................................        5,533        33,350         8,122
  Increase in investments...................................      (42,286)           --            --
  Dividend from unconsolidated subsidiary...................          440         5,000         8,125
                                                              -----------   -----------   -----------
Net cash used in investing activities.......................   (2,741,975)   (1,615,208)   (2,351,620)
                                                              -----------   -----------   -----------
FINANCING ACTIVITIES:
  Proceeds from debt financing..............................    8,979,201     6,855,019     5,772,791
  Payments in reduction of debt financing and capital lease
    obligations.............................................   (7,398,063)   (6,164,085)   (4,536,715)
  Debt issue costs..........................................       (3,747)       (7,107)       (6,565)
  Payment of common and preferred dividends.................     (224,570)      (87,630)      (42,165)
  Increase (decrease) in customer deposits..................      104,101       (62,519)      119,032
                                                              -----------   -----------   -----------
Net cash provided by financing activities...................    1,456,922       533,678     1,306,378
                                                              -----------   -----------   -----------
Net increase (decrease) in cash.............................       11,544        70,386       (11,031)
Cash at beginning of year...................................      123,109        52,723        63,754
                                                              -----------   -----------   -----------
    Cash at end of year.....................................  $   134,653   $   123,109   $    52,723
                                                              ===========   ===========   ===========
(Table continued on next page)

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2000          1999          1998
                                                              -----------   -----------   -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest (net of amount capitalized $50,019 (2000),
      $45,235 (1999), and $54,297 (1998)....................  $   720,966   $   649,975   $   628,819
    Income taxes (net)......................................       11,709       124,183        68,154
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  2000
    Two aircraft were received in exchange for notes receivable and other assets in the amount of
     $41,429.
  1999
    Notes in the amount of $110,940 were received as partial payment in exchange for flight equipment sold with a book value of $103,308.
  1998
    Notes and finance and sales-type leases in the amount of $107,155 were received as partial payment in exchange for flight equipment sold with a book value of $96,407.
    Flight equipment was received in exchange for notes receivable in the amount of $46,023.

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

     Intercompany Allocations: The Company is party to cost sharing agreements with AIG. Generally, these agreements provide for the allocation of costs upon either a specific identification basis or a proportional cost allocation basis. The charges aggregated $1,213 (2000), $2,896 (1999) and $3,828 (1998).

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

     Flight Equipment Marketing: The Company is a marketer of flight equipment. Marketing revenues include all revenues from such operations consisting of net gains on sales of flight equipment and commissions. The Company recognizes marketing revenue when flight equipment is sold and the risk of ownership of the equipment is passed.

     Cash: Cash includes cash on hand, time deposits and cash held in trust for Internal Revenue Code Section 1031 exchanges.

     Flight Equipment: Flight equipment is stated at cost. Major additions and modifications are capitalized. Normal maintenance and repairs; airframe and engine overhauls; and compliance with return conditions of flight equipment on lease are provided by and paid for by the lessee. Under the provisions of many leases, for certain airframe and engine overhauls, the lessee is reimbursed for costs incurred up to, but not exceeding, related hourly rentals paid to the Company by the lessee. Such rentals are included in the caption Rental of Flight Equipment. The Company provides a charge to operations for such reimbursements based on the estimated reimbursements during the life of the lease, which amount is included in overhaul reserves.

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

     Other Comprehensive Income: The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." Liabilities denominated in a foreign currency and not hedged are translated into US dollars using the current exchange rate and reported in shareholders' equity as Accumulated Other Comprehensive Income.

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

     Reclassifications: Certain amounts have been reclassified in the 1998 and 1999 financial statements to conform to the Company's 2000 presentation.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE B -- NOTES RECEIVABLE

     Notes receivable are primarily from the sale of and collaterized by flight equipment and are summarized as follows:

                                                         2000          1999
                                                       --------      --------
Fixed rate notes receivable due in varying
  installments to 2011:
  6% to 7.99%......................................    $199,028      $209,255
  8% to 9.99%......................................      50,387        32,135
  10% to 12.99%....................................       2,240         6,902
  13% to 15%.......................................       5,763         4,221
LIBOR plus 1.1% to LIBOR plus 1.5% due in varying
  installments to 2002.............................      38,645        17,923
                                                       --------      --------
                                                       $296,063      $270,436
                                                       ========      ========

     Included above, the Company had notes receivable of $57,615 (2000) and $12,585 (1999) representing restructured lease payments.

     At December 31, 2000, the minimum future notes receivable payments to be received are as follows:

2001...................................................  $136,296
2002...................................................    33,155
2003...................................................    22,246
2004...................................................    31,009
2005...................................................    13,044
Thereafter.............................................    60,313
                                                         --------
                                                         $296,063
                                                         ========

     In 1998 and prior years, the Company sold notes receivable with certain limited recourse provisions to a related party of the Company. The notes sold in 1998 aggregated $68,694 and were sold at face value including accrued interest. The Company continues to collect payments on the notes, transfers the payments to the related party and receives a servicing fee. The Company recorded no gain or loss on the sale. The Company recorded servicing fee income of $25 (2000) $50
(1999), and $1 (1998) related to the notes sold. The Company has no exposure under recourse provisions at December 31, 2000. During 2000 the Company repurchased one note and during 1999 the Company repurchased two notes sold in 1998. The notes were not repurchased under the recourse provisions.

NOTE C -- NET INVESTMENT IN FINANCE LEASES

     The following lists the components of the net investment in finance leases:

                                                           2000        1999
                                                         --------    --------
Total minimum lease payments to be received............  $164,771    $ 69,675
Estimated residual values of leased flight equipment...    34,214       7,070
Less: Unearned income..................................   (84,923)    (20,190)
                                                         --------    --------
Net investment in finance and sales-type leases........  $114,062    $ 56,555
                                                         ========    ========

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE C -- NET INVESTMENT IN FINANCE LEASES (CONTINUED)
     Minimum future lease payments to be received on finance leases at December 31, 2000 are as follows:

2001...................................................  $ 17,069
2002...................................................    17,088
2003...................................................    17,471
2004...................................................    16,019
2005...................................................     9,599
Thereafter.............................................    87,525
                                                         --------
Total minimum lease payments to be received............  $164,771
                                                         ========

NOTE D -- INVESTMENTS

     Investments consist of the following:

                                                2000                 1999
                                         ------------------    -----------------
                                         PERCENT               PERCENT
                                          OWNED     AMOUNT      OWNED     AMOUNT
                                         -------    -------    -------    ------
Cost method:
  Air Liberte(a).......................             $   689               $4,792
  Air New Zealand......................     .9%       7,286
  American Trans Air...................              30,000
  Others...............................               1,169                1,167
Equity method:
  Pacific Ocean Leasing Ltd............   50.0%         109     50.0%        127
  Pacific Asia Leasing Ltd.............   25.0%           7     25.0%        (19)
  ILTU Ireland.........................   50.0%       5,826
                                                    -------               ------
                                                    $45,086               $6,067
                                                    =======               ======

---------------

(a) During 1997, Air Liberte was acquired by British Airways. As a result of the acquisition, ILFC's percentage ownership will be reduced. ILFC's percentage ownership is not yet determinable. The Company has reserved a portion of the investment balance awaiting final determination.

     In 2000, the Company invested $7,286 in common stock of Air New Zealand and $30,000 in American Trans Air ("ATA") non-voting preferred stock.

     The Company has a 50% interest in Pacific Ocean Leasing Ltd. ("POL"), a Bermuda corporation. POL owned one Boeing 767-200 aircraft and one spare engine, both of which were on lease to an airline. The aircraft and spare engine were sold in January 1999. POL owns an inventory of spare parts. The Company received a dividend of $5,000 in 1999.

     The Company has a 25% interest in Pacific Asia Leasing Ltd. ("PAL"), a Bermuda corporation. PAL owned one Boeing 767-300ER aircraft on lease to an airline and has been sold. As a result, as of December 31, 2000 PAL has entered into liquidation processings. The Company had received a partial liquidating dividend in the amount of $440 as of December 31, 2000.

     In 2000, the Company invested $5,000 for a 50% interest in ILTU Ireland ("ILTU"), an Irish corporation. ILTU presently owns one Boeing 767-300 on lease to an airline. The Company has guaranteed a bank loan to ILTU (see Note K).

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE E -- DEBT FINANCING AND CAPITAL LEASE OBLIGATIONS

     Debt financing and capital lease obligations are comprised of the following:

                                                       2000           1999
                                                    -----------    -----------
Commercial Paper..................................  $ 4,288,681    $ 2,978,353
Public Term Debt with Single Maturities...........    3,456,675      3,721,330
Public Medium-Term Notes with Varying
  Maturities......................................    3,175,000      3,225,500
Bank Term Debt....................................    2,072,562      1,295,038
Capital Lease Obligations.........................      463,362        669,576
Less: Deferred debt discount......................      (34,754)       (28,001)
                                                    -----------    -----------
                                                    $13,421,526    $11,861,796
                                                    ===========    ===========

     The interest on substantially all of the public debt (exclusive of the commercial paper) is fixed for the term of the note.

  Commercial Paper

     The Company has a $4.8 billion Commercial Paper Program. Under this program, the Company may borrow in minimum increments of $100 for a period from one day to 270 days. The weighted average interest rate of the Company's Commercial Paper Program was 6.63% and 5.87% at December 31, 2000 and 1999 respectively.

  Bank Commitments

     As of December 31, 2000, the Company had committed revolving loans and lines of credit with 48 commercial banks aggregating $3.2 billion and an uncommitted line of credit with one bank for $30.0 million. These revolving loans and lines of credit principally provide for interest rates that vary according to the pricing option in effect at the time of borrowing. Pricing options include prime, a range from .20% over LIBOR to .35% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The revolving loans and lines of credit are subject to facility fees of up to .08% of amounts available. Such financing is used primarily as backup for the Company's Commercial Paper program. In November 2000, the Company replaced $1.5 billion of the committed revolving loans with a new 364 day facility for $1.8 billion at reduced pricing. The Company had not drawn any funds under its committed revolving loans and lines of credit at December 31, 2000 and 1999, respectively.

  Public Debt

     As of December 31, 2000 the Company had an effective shelf registration statement with respect to $2.0 billion in debt securities, under which $925 million of notes were sold through December 31, 2000. Additionally, a $1,075 million Medium-Term Note program was implemented under the shelf registration statement, under which $1.0 billion was sold through December 31, 2000.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE E -- DEBT FINANCING AND CAPITAL LEASE OBLIGATIONS (CONTINUED)

  Public Term Debt

     The Company has issued the following Notes which provide for a single principal payment at maturity and cannot be redeemed prior to maturity:

                                                             INITIAL
                                                               TERM        2000         1999
                                                             --------   ----------   ----------
8 1/4% Notes due January 15, 2000...........................  5 years           --   $  100,000
6 3/8% Notes due January 18, 2000...........................  3 years           --      200,000
6.65% Notes due April 1, 2000...............................  3 years           --      100,000
6.20% Notes due May 1, 2000.................................  7 years           --      100,000
7% Notes due May 15, 2000...................................  5 years           --      100,000
6 5/8% Notes due June 1, 2000...............................  3 years           --      100,000
6 5/8% Notes due August 15, 2000............................  4 years           --      100,000
6 1/4% Notes due October 15, 2000...........................  5 years           --      100,000
Floating Rate Notes due February 1, 2001 (swapped to
  6.53%)....................................................  4 years   $  100,000      100,000
8 7/8% Notes due April 15, 2001............................. 10 years      150,000      150,000
5 7/8% Notes due January 15, 2001...........................  3 years      200,000      200,000
6 7/8% Notes due May 1, 2001................................  4 years      100,000      100,000
5.95% Notes due June 1, 2001................................  3 years      100,000      100,000
6 1/2% Notes due July 1, 2001...............................  4 years      100,000      100,000
5 7/8% Notes due July 1, 2001...............................  3 years      125,000      125,000
6 3/8% Notes due August 1, 2001.............................  4 years      100,000      100,000
6 1/2% Notes due October 15, 2001...........................  5 years      100,000      100,000
6 3/8% Notes due February 15, 2002..........................  5 years      100,000      100,000
5.90% Notes due April 15, 2002..............................  4 years      100,000      100,000
5 5/8% Notes due April 15, 2002.............................  3 years      100,000      100,000
5 5/8% Notes due May 1, 2002................................  3 years      175,000      175,000
6.00% Notes due May 15, 2002................................  4 years      100,000      100,000
6 3/8% Notes due August 1, 2002.............................  5 years      100,000      100,000
5 3/4% Notes due January 15, 2003...........................  5 years      100,000      100,000
6.00% Notes due June 15, 2003...............................  5 years      100,000      100,000
8 3/8% Notes due December 15, 2004.......................... 10 years      100,000      100,000
Floating Rate Notes due June 3, 2002 (swapped to 7.195%)....  2 years      250,000           --
6.75% Notes due October 1, 2002.............................  2 years      150,000           --
6.75% Notes due November 3, 2003............................  3 years      250,000           --
Euro Denominated Medium Term Notes
3.625% Notes due July 1, 2002 (swapped to US$ at 5.80%).....  3 years      207,880      207,880
4.125% Notes due July 12, 2004 (partially swapped to
  6.375%)...................................................  5 years      548,795      563,450
                                                                        ----------   ----------
                                                                        $3,456,675   $3,721,330
                                                                        ==========   ==========

     The Company has a Euro Medium-Term Note Program for $2.0 billion, under which $771 million (E750 million) in Notes were sold through December 31, 2000. The Company has hedged the notes through operating lease payments or through swaps to transfer the currency exposure to third parties.

  Public Medium-Term Notes

     At December 31, 2000 the Company's Medium-Term Notes bear interest at rates varying between 5.20% and 8.55%, with maturities from 2001 through 2005. The Medium-Term Notes provide for a single principal payment at the maturity of the respective note and cannot be redeemed by the Company prior to maturity.

  Bank Term Debt

     In January 1999, the Company entered into an Export Credit Facility for up to a maximum of $4.3 billion, for approximately 75 aircraft to be delivered from 1999 through 2001. The Company has the right,

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE E -- DEBT FINANCING AND CAPITAL LEASE OBLIGATIONS (CONTINUED)

but is not required, to use the facility to fund 85% of each aircraft's purchase price. This facility is guaranteed by various European Export Credit Agencies. The interest rate varies from 5.753% to 5.898% depending on the delivery date of the aircraft. Through December 31, 2000 the Company had borrowed $2.1 billion under this facility.

See Note L -- Financial Instruments.

  Capital Lease Obligations

     The Company's Capital Lease Obligations provide 10 year, fully amortizing debt in three interest rate tranches. The first 62.5% of the original debt is at a fixed rate of 6.55%. The second 22.5% of the original debt is at fixed rates varying between 6.18% and 6.89%. These two tranches are guaranteed by various European Export Credit Agencies. The remaining 15% of the original debt is at a floating LIBOR based rate. The LIBOR based tranche was prepaid in 2000. The remaining debt matures through 2005. The flight equipment associated with the obligations, and included in flight equipment under operating leases in the balance sheet, had a net book value of $1,006,271 (2000) and $1,049,447 (1999).

     The following is a schedule by years of future minimum lease payments under capitalized leases together with the present value of the net minimum lease payments as of December 31, 2000:

2001......................................................  $127,256
2002......................................................   127,256
2003......................................................   127,256
2004......................................................   113,179
2005......................................................    45,136
                                                            --------
Total minimum lease payments..............................   540,083
Less amount representing interest.........................    76,721
                                                            --------
Present value of net minimum lease payments...............  $463,362
                                                            ========

     Maturities of debt financing and capital lease obligations (excluding commercial paper, deferred debt discount and foreign currency translation adjustment in the amount of $14,655) at December 31, 2000 are as follows:

2001.....................................................  $2,619,093
2002.....................................................   2,945,067
2003.....................................................   1,275,266
2004.....................................................   1,117,665
2005.....................................................     297,704
Thereafter...............................................     927,459
                                                           ----------
                                                           $9,182,254
                                                           ==========

     Under the most restrictive provisions of the related borrowings, consolidated retained earnings at December 31, 2000, in the amount of $741,437, are unrestricted as to payment of dividends based on consolidated tangible net worth requirements.

     The Company has entered into various debt and derivative transactions with AIGFP, a related party broker-dealer (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."). The Company executed $1,418,200 and $775,480 notional amount of derivative instruments with the related party during 2000 and 1999, respectively.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE F -- SHAREHOLDERS' EQUITY

  Preferred Stock

     The Market Auction Preferred Stock (MAPS) have a liquidation value of $100 per share and are not convertible. The dividend rate, other than the initial rate, for each dividend period for each series is reset approximately every 7 weeks (49 days) on the basis of orders placed in an auction. At December 31, 2000, the dividend rates for Series A through H ranged from 4.98% to 5.25%.

  Other Comprehensive Income

     The Other Comprehensive Income consists of foreign currency translation of liabilities denominated in a foreign currency and not hedged. The debt was translated into US dollars using the current exchange rate.

  Stock Appreciation Rights

     Stock Appreciation Rights ("SARs") were granted to certain employees of the Company during 1990. The SARs granted generally vest over a ten year period from the effective date and are exercisable immediately upon vesting. SARs initially have no value but can gain a cash value based upon the difference between a Benchmark Price and a Formula Price (based on adjusted pre-tax cash flow of the Company), but not in excess of an aggregate of $150,000, to be accrued and paid over the period of the plan. The SAR plan became effective on January 1, 1991. No value had been earned or accrued under the SAR plan as of January 1, 2001 when the plan expired.

NOTE G -- RENTAL INCOME

     Minimum future rentals on noncancelable operating leases and subleases of flight equipment which have been delivered at December 31, 2000 are as follows:

                       YEAR ENDED
                       ----------
2001....................................................  $ 1,874,789
2002....................................................    1,666,510
2003....................................................    1,424,757
2004....................................................    1,223,794
2005....................................................      923,473
Thereafter..............................................    3,019,389
                                                          -----------
                                                          $10,132,712
                                                          ===========

     Additional rentals earned by the Company based on the lessees' usage aggregated $222,579 (2000), $202,976 (1999), and $202,425 (1998). Flight
equipment is leased, under operating leases, with remaining terms ranging from one to 14 years.

NOTE H -- RENTAL EXPENSE

     During 1995, 1996 and 1997, the Company entered into sale-leaseback transactions providing proceeds to the Company in the amounts of $412,626, $507,600 and $601,860, respectively, relating to seven aircraft for each transaction. The transactions resulted in the sale and leaseback of these aircraft under one year operating leases, each with six one year extension options. The existing one year leases mature on December 22, 2001, September 20, 2001 and September 12, 2001, respectively. One aircraft was repurchased in each of 1997 and 1999. The lease rates equate to fixed principal amortization and floating interest payments based on LIBOR or commercial paper pricing.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE H -- RENTAL EXPENSE (CONTINUED)

     Minimum future rental expense for 2001 is $102,052 at December 31, 2000.

NOTE I -- INCOME TAXES

     The provision (benefit) for income taxes is comprised of the following:

                                                           2000       1999       1998
                                                         --------   --------   --------
Current:
  Federal(a)...........................................  $(49,989)  $141,585   $(10,033)
  State................................................   (10,871)    12,013     (2,938)
  Foreign..............................................      (791)       961        227
                                                         --------   --------   --------
                                                          (61,651)   154,559    (12,744)
Deferred:
  Federal..............................................   278,614     87,865    191,633
  State................................................    20,329      7,534     14,033
                                                         --------   --------   --------
                                                          298,943     95,399    205,666
                                                         --------   --------   --------
                                                         $237,292   $249,958   $192,922
                                                         ========   ========   ========

---------------
(a) Including U.S. tax on foreign income

     The provision for deferred income taxes is comprised of the following temporary differences:

                                                           2000       1999       1998
                                                         --------   --------   --------
Accelerated depreciation on flight equipment...........  $294,334   $ 72,577   $194,352
Excess of state income taxes not currently deductible
  for Federal income tax purposes......................    (3,045)    (6,213)    (3,015)
Tax versus book lease differences......................    22,416     17,721     23,341
Provision for overhauls................................    (6,871)     6,394    (15,616)
Rentals received in advance............................    (5,186)     4,027      3,464
Straight line rents....................................      (459)     3,542        829
Other..................................................    (2,246)    (2,649)     2,311
                                                         --------   --------   --------
                                                         $298,943   $ 95,399   $205,666
                                                         ========   ========   ========

     The deferred tax liability consists of the following:

                                                                 2000         1999
                                                              ----------   ----------
Accelerated depreciation on flight equipment................  $1,504,124   $1,209,790
Excess of state income taxes not currently deductible
  for Federal income tax purposes...........................     (34,688)     (31,643)
Tax versus book lease differences...........................     149,943      127,527
Provision for overhauls.....................................     (57,739)     (50,868)
Rentals received in advance.................................     (52,442)     (47,256)
Straight line rents.........................................      19,098       19,557
Other comprehensive income..................................       5,399           --
Other(a)....................................................      (1,267)         979
                                                              ----------   ----------
                                                              $1,532,428   $1,228,086
                                                              ==========   ==========

---------------

(a) Includes Canadian tax credit of $6,650 and related valuation allowance of $6,650.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE I -- INCOME TAXES (CONTINUED)
     A reconciliation of computed expected total provision for income taxes to the amount recorded is as follows:

                                                           2000       1999       1998
                                                         --------   --------   --------
Computed expected provision based upon a federal rate
  of 35%...............................................  $247,168   $246,192   $196,796
State income taxes, net of Federal income taxes........     6,148     12,706      7,211
Foreign sales corporation benefit......................   (13,499)   (10,041)    (8,719)
Foreign taxes..........................................    (3,997)       586     (3,194)
Other..................................................     1,472        515        828
                                                         --------   --------   --------
                                                         $237,292   $249,958   $192,922
                                                         ========   ========   ========

     The Company entered into flight equipment sales transactions designated to meet the requirement for a like kind exchange of assets under Section 1031 of the Internal Revenue Code. At December 31, 2000, $50,400 was held in trust, under control of the Company, for such exchanges.

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

     Revenues include rentals of flight equipment to foreign airlines of $2,026,017 (2000), $1,842,126 (1999) and $1,623,891 (1998).

     The following table sets forth the dollar amount and percentage of total rental revenues attributable to the indicated geographic areas based on each airline's principal place of business for the years indicated:

                                            2000                  1999                  1998
                                     ------------------    ------------------    ------------------
                                       AMOUNT       %        AMOUNT       %        AMOUNT       %
                                     ----------   -----    ----------   -----    ----------   -----
                                                         (DOLLARS IN THOUSANDS)
Europe.............................  $1,054,783    45.8%   $  946,335    45.5%   $  798,773    43.1%
Asia/Pacific.......................     462,426    20.1       421,337    20.3       410,600    22.1
United States and Canada...........     437,745    19.0       389,593    18.7       333,472    18.0
Central, South America and
  Mexico...........................     229,438    10.0       201,405     9.7       190,572    10.3
Africa and the Middle East.........     117,048     5.1       121,885     5.8       120,566     6.5
                                     ----------   -----    ----------   -----    ----------   -----
                                     $2,301,440   100.0%   $2,080,555   100.0%   $1,853,983   100.0%
                                     ==========   =====    ==========   =====    ==========   =====

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE J -- OTHER INFORMATION (CONTINUED)

     The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue based on each airline's principal place of business for the years indicated:

                                             2000                1999                1998
                                       ----------------    ----------------    ----------------
                                        AMOUNT      %       AMOUNT      %       AMOUNT      %
                                       --------   -----    --------   -----    --------   -----
United Kingdom.......................  $276,340    12.0%   $292,278    14.0%   $257,906    13.9%
United States........................   275,423    12.0     238,429    11.5     241,379    13.0
China (including Macau and
  Hong Kong)*........................   251,372    10.9     255,922    12.3     250,394    13.5
  * Macau                                33,504              36,128              36,122
    Hong Kong                            77,364              84,787              86,345

  Currency Risk

     The Company attempts to minimize its currency and exchange risks by negotiating most of its aircraft leases in US dollars. Some of the Company's leases, however, are negotiated in Euros to meet the needs of a growing number of airlines. These Euro denominated leases are primarily used as a hedge against Euro denominated debt obligations of the Company.

  Employee Benefit Plans

     The Company's employees participate in various benefit plans sponsored by AIG, including a noncontributory qualified defined benefit retirement plan, various stock option and purchase plans and a voluntary savings plan (401(k) plan).

     AIG's U.S. plans do not separately identify projected benefit obligations and plan assets attributable to employees of participating affiliates. AIG's projected benefit obligations exceeded the plan assets at December 31, 2000 by $146,098.

NOTE K -- COMMITMENTS AND CONTINGENCIES

  Aircraft orders

     At December 31, 2000, the Company had committed to purchase 488 aircraft deliverable from 2001 through 2009 at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $27.2 billion.

     The Company also had options to purchase an additional 51 aircraft deliverable through 2008 at an estimated aggregate purchase price of $3.0 billion.

     Most of these purchase commitments and options are based upon master agreements with each of The Boeing Company ("Boeing") and AVSA, S.A.R.L., the sales subsidiary of Airbus Industrie ("Airbus").

     The Boeing aircraft (models 737, 757, 767 and 777), and the Airbus aircraft (models A318, A319, A320, A321, A330 and A340) are being purchased pursuant to agreements executed by the Company and Boeing or Airbus. These agreements establish the pricing formulas (which include certain price adjustments based upon inflation and other factors) and various other terms with respect to the purchase of aircraft. Under certain circumstances, the Company has the right to alter the mix of aircraft type ultimately acquired. As of December 31, 2000, the Company had made non-refundable deposits (exclusive of capitalized interest) on the aircraft which the Company has committed to purchase of approximately $583,370 and $372,360 with Boeing and Airbus, respectively.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE K -- COMMITMENTS AND CONTINGENCIES (CONTINUED)

  Aircraft orders (continued)

     Management anticipates that a significant portion of the aggregate purchase price will be funded by incurring additional debt. The exact amount of the indebtedness to be incurred will depend upon the actual purchase price of the aircraft, which can vary due to a number of factors, including inflation, and the percentage of the purchase price of the aircraft which must be financed.

  Asset Value Guarantees

     The Company has guaranteed a portion of the residual value of 42 aircraft to financial institutions expiring at various dates through 2009. The guarantees generally provide for the Company to pay the difference between the fair market value of the aircraft and the guaranteed value up to certain specified amounts, or, at the option of the Company, purchase the aircraft for the guaranteed value. At December 31, 2000 and 1999, the maximum exposure if the Company were to pay under such guarantees was $706,200 (of which $684,139 represents the total purchase option price of 34 aircraft) and $136,669 (of which $63,000 represents the total purchase option price of 2 aircraft), respectively.

  Other Guarantees

     The Company has guaranteed certain obligations for entities in which it has an investment. At December 31, 2000 and 1999, the Company guaranteed ten loans collateralized by aircraft aggregating $87,913 and $30,824, respectively.

  Leases

     The Company has operating leases for office space extending through 2005. Commitments for minimum rentals under the noncancellable leases at the end of 2000 as follows:

2001.......................................................  $ 2,989
2002.......................................................    3,150
2003.......................................................    3,276
2004.......................................................    3,407
2005.......................................................    3,240
                                                             -------
  Total....................................................  $16,062
                                                             =======

NOTE L -- FINANCIAL INSTRUMENTS

     In the normal course of business, the Company employs a variety of off-balance sheet derivative transactions with the objective of lowering its overall borrowing cost and maintaining its optimal mix of variable and fixed rate interest obligations. These derivative products include interest rate swap agreements, currency swap agreements, swaptions and interest rate floors (off-balance sheet derivative transactions). The Company only enters into derivative transactions to hedge interest rate and currency risk and not to speculate on interest rates or currency fluctuation.

     The Company accounts for its off-balance sheet derivative transactions on an accrual basis. As such, accrued future payments or receipts are reflected in operating income in the period incurred or earned. Credit risk exposure arises from the potential that the counterparty may not perform under these off-balance sheet derivative transactions. The Company's counterparty for all of its off-balance sheet derivatives is AIGFP, a related party with a "AAA" counterparty rating (see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations"). The Company currently does not require, nor is it required

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE L -- FINANCIAL INSTRUMENTS (CONTINUED)

by, its counterparty to provide collateral for its positions with the Company although it can in certain circumstances.

     The following table provides the notional amounts of the Company's off-balance sheet derivative transactions at December 31, 2000. The notional amounts used to express the extent of the Company's involvement in swap transactions represent a standard measurement of the volume of the Company's swap transactions. Notional amount is not a quantification of market risk or credit risk and is not recorded on the balance sheet. Notional amounts represent those amounts used to calculate contractual cash flows to be exchanged and are not paid or received. The timing and the amount of cash flows relating to swaption and other interest rate option contracts are determined by each of the respective contractual agreements.

     It is management's belief that any failure of a counterparty to perform under the agreement with respect to these off-balance sheet transactions would have an immaterial effect on the Company's results of operations, financial condition and liquidity.

     The following table presents the notional amounts of the Company's interest rate swap agreements, swaptions and interest rate floors by maturity at December 31, 2000 and 1999.

                                             REMAINING LIFE
                                  ------------------------------------
                                                TWO TO      AFTER FIVE      TOTAL         TOTAL
              TYPE                ONE YEAR    FIVE YEARS      YEARS          2000          1999
              ----                --------    ----------    ----------    ----------    ----------
Interest Rate:
Swaps (interest and
  currency)(a)..................  $179,853    $1,851,493     $121,442     $2,152,788    $1,459,025
Interest rate floors............    18,266       411,701           --        429,967       800,245
Other interest rate contracts...   130,968       623,871      581,441      1,336,280     2,312,918
                                  --------    ----------     --------     ----------    ----------
Total...........................  $329,087    $2,887,065     $702,883     $3,919,035    $4,572,188
                                  ========    ==========     ========     ==========    ==========

---------------

(a) Certain contracts were reclassified to comply with SFAS 133 definitions. The Company has adopted SFAS 133 as of January 1, 2001.

     The Company has entered into various derivative transactions with AIGFP, a related party broker-dealer. The Company has executed $1,418,200 and $775,480 notional amount of derivative instruments with the related party during 2000 and 1999, respectively.

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

          Investments: It was not practicable to determine the fair value of most of the Company's investments in the common and preferred stocks of other companies because of the lack of a quoted market price and the inability to determine fair value without incurring excessive costs due to their short maturities. The carrying amount of these investments at December 31, 2000 represents the original cost or original cost plus the Company's share of earnings of the investment. For investments held by the

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

NOTE L -- FINANCIAL INSTRUMENTS (CONTINUED)

     Company that had a quoted market price at December 31, 2000, the Company used such quoted market price in determining the fair value of such investments.

          Debt financing: The carrying value of the Company's commercial paper and term debt maturing within one year approximates its fair value. The fair value of the Company's long-term debt is estimated using discounted cash flow analyses, based on the Company's spread to U.S. Treasury bonds for similar debt at year-end.

          Off-balance-sheet instruments: Fair values for the Company's off-balance-sheet instruments are the amounts at which they could be settled and are estimated by obtaining quotes from the broker.

          Guarantees: It is not practical to determine the fair value of the Company's guarantees and the value is not significant to the Company.

     The carrying amounts and fair values of the Company's financial instruments at December 31, 2000 and 1999 are as follows:

                                                       2000                                   1999(A)
                                       -------------------------------------   -------------------------------------
                                           CARRYING                                CARRYING
                                           AMOUNT OF         FAIR VALUE OF         AMOUNT OF         FAIR VALUE OF
                                       ASSET (LIABILITY)   ASSET (LIABILITY)   ASSET (LIABILITY)   ASSET (LIABILITY)
                                       -----------------   -----------------   -----------------   -----------------
Cash and cash equivalents............    $    134,653        $    134,653         $   123,109         $   123,109
Notes receivable.....................         296,063             238,839             270,436             247,475
Investments..........................          45,624              45,624               6,067               6,067
Debt financing.......................     (13,421,526)        (13,363,957)        (11,192,220)        (11,045,875)
Off-balance-sheet financial
  instruments:
     Swaps (interest and currency)...          (1,490)            (86,866)             (3,620)            (25,495)
     Swaptions.......................          (1,631)                 --              (2,066)                 --
     Interest rate floors............            (499)               (945)             (1,210)              3,205
     Other interest rate contracts...         (12,583)            168,775             (31,173)             15,570

---------------

(a) Certain contracts were reclassified to comply with SFAS No. 133 definitions. The Company has adopted SFAS No. 133 as of January 1, 2001.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              COL. A                   COL. B                 COL. C                  COL. D         COL. E
              ------                ------------   -----------------------------   ------------   -------------
                                                             ADDITIONS
                                     BALANCE AT    CHARGED TO      CHARGED TO
                                    BEGINNING OF   COSTS AND    OTHER ACCOUNTS--   DEDUCTIONS--    BALANCE AT
           DESCRIPTION                 PERIOD       EXPENSES        DESCRIBE       DESCRIBE(A)    END OF PERIOD
           -----------              ------------   ----------   ----------------   ------------   -------------
                                                              (DOLLARS IN THOUSANDS)
Reserve for overhaul:
Year ended December 31, 2000......    $136,451      $104,486                         $ 86,072       $154,865
Year ended December 31, 1999......    $152,764      $ 94,535                         $110,848       $136,451
Year ended December 31, 1998......    $110,822      $102,508                         $ 60,566       $152,764

---------------

(a) Reimbursements to lessees for overhauls performed and amounts transferred to buyers for aircraft sold.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 19, 2001

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

                   SIGNATURE                                     TITLE                      DATE
                   ---------                                     -----                      ----

              /s/ LESLIE L. GONDA                   Director                           March 19, 2001
------------------------------------------------
                Leslie L. Gonda

            /s/ STEVEN F. UDVAR-HAZY                Chief Executive Officer and        March 19, 2001
------------------------------------------------      Director
              Steven F. Udvar-Hazy

               /s/ LOUIS L. GONDA                   Director                           March 19, 2001
------------------------------------------------
                 Louis L. Gonda

              /s/ M. R. GREENBERG                   Director                           March 19, 2001
------------------------------------------------
                M. R. Greenberg

             /s/ EDWARD E. MATTHEWS                 Director                           March 19, 2001
------------------------------------------------
               Edward E. Matthews

             /s/ WILLIAM N. DOOLEY                  Director                           March 19, 2001
------------------------------------------------
               William N. Dooley

              /s/ HOWARD I. SMITH                   Director                           March 19, 2001
------------------------------------------------
                Howard I. Smith

                /s/ ALAN H. LUND                    Chief Financial Officer and        March 19, 2001
------------------------------------------------      Chief Accounting Officer
                  Alan H. Lund

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