Form 10-Q
period 2001-03-31
INTERNATIONAL LEASE FINANCE CORP
filed 2001-05-11
CIK 714311

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - Q

      [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended.................March 31, 2001........

                                       OR

      [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................. to .................

Commission file number ................. 0-11350

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


          Class               Outstanding at April 30, 2001
          -----               -----------------------------
COMMON STOCK, NO PAR VALUE              35,818,122

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                                      INDEX


Part I.   Financial Information:                                            Page No.
   Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets
          March 31, 2001 and December 31, 2000.................                3

     Condensed Consolidated Statements of Income and
          Comprehensive Income
          Three Months Ended March 31, 2001 and 2000...........                4

     Condensed Consolidated Statements of Cash Flows
          Three Months Ended March 31, 2001 and 2000...........                5

     Notes to Condensed Consolidated Financial Statements......                7

   Item 2.  Management's Discussion and Analysis of the
            Financial Condition and Results of Operations......               10

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk .......................................               13

Part II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K...................               14

     Signatures................................................               15

ITEM 1                    PART I FINANCIAL INFORMATION
            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                          March 31,        December 31,
                                                            2001               2000
                                                        ------------       ------------
                                                         (Unaudited)
ASSETS
Cash, including interest bearing accounts
 of $109,270(2001) and $130,576(2000)                   $    115,146       $    134,653
Current income taxes receivable                               93,199             58,990
Notes receivable and net investment in
 finance and sales-type leases                               390,519            410,125
Flight equipment under operating leases                   21,816,199         20,534,304
 Less accumulated depreciation                             2,835,663          2,655,915
                                                        ------------       ------------
                                                          18,980,536         17,878,389
Deposits on flight equipment purchases                     1,032,646          1,058,182
Accrued interest, other receivables
 and other assets                                            100,586             93,719
Investments                                                   57,275             45,086
Deferred debt issue costs-less
 accumulated amortization of $63,487
 (2001) and $60,613 (2000)                                    21,159             22,334
                                                        ------------       ------------
                                                        $ 20,791,066       $ 19,701,478
                                                        ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued interest and other payables                     $    282,884       $    249,179
 Debt financing, net of deferred debt
 discount of $18,042(2001)and $34,754 (2000)              13,807,626         12,958,164
 Capital lease obligations                                   447,202            463,362
 Security & other deposits on flight
  equipment                                                1,032,663            905,414
Rentals received in advance                                  129,750            129,152
Deferred income taxes payable                              1,608,564          1,532,428
SHAREHOLDERS' EQUITY
Preferred stock--no par value; 20,000,000
 authorized shares
 Market Auction Preferred Stock, $100,000 per
  share liquidation value; Series A,B,C,D,E
  F,G and H (2001 and 2000) each having 500
  shares issued and outstanding                              400,000            400,000
Common stock--no par value; 100,000,000
  authorized shares, 35,818,122 (2001
  and 2000) issued and outstanding                             3,582              3,582
Additional paid-in capital                                   579,955            579,955
Accumulated other comprehensive (loss) income                (28,965)             9,256
Retained earnings                                          2,527,805          2,470,986
                                                        ------------       ------------
                                                           3,482,377          3,463,779
                                                        ------------       ------------
                                                        $ 20,791,066       $ 19,701,478
                                                        ============       ============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)


                                                               2001            2000
                                                             ---------       ---------
                                                                    (Unaudited)
REVENUES:
  Rental of flight equipment                                 $ 579,584       $ 531,790
  Flight equipment marketing                                    19,022           7,164
  Interest and other                                            23,057          10,749
                                                             ---------       ---------
                                                               621,663         549,703
                                                             ---------       ---------
EXPENSES:
  Interest                                                     202,024         174,174
  Depreciation of flight equipment                             181,153         163,909
  Flight equipment rent                                         32,532          34,327
  Provision for overhaul                                        24,478          20,786
  Selling, general & administrative                             19,941          12,957
                                                             ---------       ---------
                                                               460,128         406,153
                                                             ---------       ---------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT
OF ACCOUNTING CHANGE                                           161,535         143,550
  Provision for income taxes                                    57,592          50,468
                                                             ---------       ---------
NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING
CHANGE NET OF TAXES                                            103,943          93,082

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                          15,191               -
NET INCOME                                                     119,134          93,082

COMPREHENSIVE INCOME:
  Cumulative effect of accounting change                       (20,473)              -
  Net changes in cash flow hedges                              (30,260)              -
  Foreign currency translation adjustment                       12,513               -
                                                             ---------       ---------
OTHER COMPREHENSIVE INCOME (LOSS) NET OF TAX                   (38,220)              -
                                                             ---------       ---------
COMPREHENSIVE INCOME                                         $  80,914       $  93,082
                                                             =========       =========

SUPPLEMENTAL COMPREHENSIVE INCOME INFORMATION:
  Cumulative foreign currency translation gain
  adjustment, net of tax                                     $  47,223
  Cumulative cash flow hedge loss adjustment,
  net of tax                                                 $ (76,188)


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)


                                                                2001              2000
                                                             -----------       -----------
                                                                      (Unaudited)
OPERATING ACTIVITIES:
Net Income                                                   $   119,134       $    93,082


Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation of flight equipment                              181,153           163,909
   Deferred income taxes                                          96,716            75,772
   Foreign exchange adjustment of Euro denominated
      debt                                                       (29,853)                -
   Change in derivative instruments                               39,613                 -
   Amortization of deferred debt issue costs                       2,874             2,748
   Equity in net income of affiliates                               (843)               (8)
   Change in unamortized debt discount                            16,712             4,055
Changes in operating assets and liabilities:
   Increase in notes receivable                                  (10,004)                -
   Increase in accrued interest, other
      receivables and other assets                                (6,867)           (7,544)
   Change in current income taxes                                (34,209)          (29,005)
   Increase in accrued interest and
      other payables                                              33,705            44,013
   Increase in rentals received in
      advance                                                        598             8,362
                                                             -----------       -----------
Net cash provided by operating activities                        408,729           355,384
                                                             -----------       -----------
INVESTING ACTIVITIES:
Acquisition of flight equipment for
  operating leases                                            (1,276,536)         (963,769)
Decrease in deposits and progress
  payments                                                        25,536             9,898
Advance of notes receivable                                            -           (20,702)
Collections on notes receivable and sales-type
  leases                                                          11,474            11,365
Dividends from unconsolidated subsidiary                              26                 -
                                                             -----------       -----------
Net cash used in investing activities                         (1,239,500)         (963,208)
                                                             -----------       -----------
FINANCING ACTIVITIES:
Proceeds from debt financing                                   2,452,382         1,611,211
Payments in reduction of debt financing                       (1,704,354)       (1,141,180)
Debt issue costs                                                  (1,699)           (1,001)
Increase in customer deposits                                    127,249           106,707
Payment of common and preferred dividends                        (62,314)          (16,935)
                                                             -----------       -----------
Net cash provided by financing activities                        811,264           558,802
                                                             -----------       -----------

Decrease in cash                                                 (19,507)          (49,022)
Cash at beginning of period                                      134,653           123,109
                                                             -----------       -----------
Cash at end of period                                        $   115,146       $    74,087
                                                             ===========       ===========

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


                                                          2001          2000
                                                        --------      --------
                                                        (Dollars in thousands)
                                                             (Unaudited)
Cash paid during the period for:
   Interest(net of amount capitalized
   $14,869(2001) and $11,399(2000)                      $138,969      $119,600


   Income taxes (net of refunds)                           3,264         3,701


2001:

   One aircraft was received in exchange for notes receivable in the amount of $18,136 and one aircraft with net book value of $11,372 was contributed to a joint venture.


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

A. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 2000 unaudited condensed consolidated financial statements to conform to the 2001 presentation. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

B. Accounting for Derivatives and Hedging Activities

   All derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as (1) the hedge of (a) the fair value of a recognized asset or liability or (b) an unrecognized firm commitment (a "fair value" hedge);
   (2) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge); or (3) a foreign-currency fair value or cash flow hedge (a "foreign currency" hedge). Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflects losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in accumulated other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g. until periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a foreign currency hedge is recorded in either current-period earnings or other accumulated comprehensive income, depending on whether the hedging relationship satisfies the criteria for a fair value or cash flow hedge. Changes in the fair value of derivative trading and non-hedging instruments are reported in current-period earnings.

   The Company formally documents all relationships between hedging instruments and hedged items, as well as risk management objectives and

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                  (UNAUDITED)

   strategies for undertaking various hedge transactions. This includes linking all derivatives that are designated as fair value, cash flow, or foreign currency hedges to (1) specific assets or liabilities on the balance sheet, or (2) specific firm commitments or forecasted transactions. The Company also formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company will discontinue hedge accounting prospectively, as discussed below.

   The Company discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designating the derivative as a hedging instrument is no longer appropriate.

   When hedge accounting is discontinued due to the Company's determination that the derivative no longer qualifies as an effective fair value hedge, the Company will continue to carry the derivative on the balance sheet at its fair value, but cease to adjust the hedged asset or liability for changes in fair value. When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in accumulated other comprehensive income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current period earnings.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

C. Adoption of SFAS 133

   The Company adopted Statement of Financial Accounting Standards No. 133 Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138 and related implementation guidance ("SFAS 133")on January 1, 2001. The Company uses derivatives to manage exposures to interest rate and foreign currency risks. Hedge ineffectiveness and hedge de-recognition, as determined in accordance with SFAS 133, had an immaterial impact on earnings for the three months ending March 31, 2001. Hedge ineffectiveness is included in interest on the Company's Condensed Consolidated Statements of Income and Comprehensive Income. In accordance with the transition provision of SFAS 133, the Company recorded the following cumulative effect adjustments in earnings as of January 1, 2001, net of taxes:


Related to non-hedging instruments:
   Fair value of hedging instruments                                                  $  2,805
Related to previous designated fair value hedging relationships
   Fair value of hedging instruments                                                   (13,954)
   Offsetting changes in fair value of hedged items                                     13,954
Previously deferred hedging gains and losses, net                                       12,386
                                                                                      --------
Total cumulative effect of adoption on earnings, net of tax                           $ 15,191
                                                                                      ========

In addition, the Company recorded the following net-of-tax cumulative effect adjustments in other comprehensive income as of January 1, 2001:


Related to previously designated cash flow hedging relationships:
   Fair value of hedging instruments                                                   (45,927)
   Previously deferred hedging gains and losses                                         25,454
                                                                                      --------
Total cumulative effect of adoption on other comprehensive (loss) income,
   net of tax                                                                         $(20,473)
                                                                                      ========


   During the three months ended March 31, 2001, $2,833 was reclassified from accumulated other comprehensive income to interest expense under cashflow hedge accounting in connection with the Company's program to convert debt from floating to fixed rates.

   The Company expects that within the next twelve months it will reclassify as earnings $12,334 of the transition adjustment that was recorded in accumulated other comprehensive income.

ITEM 2      INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

FINANCIAL CONDITION

   The Company borrows funds for the purchase of flight equipment, including funds for progress payments during the construction phase from various sources, principally on an unsecured basis. The Company's debt financing and capital lease obligations were comprised of the following at the following dates:


                                                          March 31,         December 31,
                                                            2001                2000
                                                        ------------        ------------
                                                            (Dollars in thousands)

   Public term debt with single
     maturities                                         $  3,868,412        $  3,456,675
    Public medium-term notes with
      varying maturities                                   3,259,000           3,175,000
    Capital lease obligations                                447,202             463,362
    Bank and other term debt                               2,230,542           2,072,562
                                                        ------------        ------------
    Total term debt and capital lease
      obligations                                          9,805,156           9,167,599
   Derivatives                                               156,825
    Commercial paper                                       4,310,889           4,288,681
      Deferred debt discount                                 (18,042)            (34,754)
                                                        ------------        ------------
     Total debt financing and capital lease
      obligations                                       $ 14,254,828        $ 13,421,526
                                                        ============        ============

    Composite interest rate                                     5.92%               6.37%
    Percentage of total debt at fixed rates                    70.22%              68.65%
    Composite interest rate on fixed rate                       6.13%               6.20%
     debt
    Bank prime rate                                             8.00%               9.50%


   The interest on substantially all of the public debt (exclusive of the Commercial Paper) is fixed for the terms of the notes. The Company has committed revolving loans and lines of credit with 48 commercial banks aggregating $3.2 billion and an uncommitted line of credit with one bank for $30.0 million. These revolving loans and lines of credit principally provide for interest rates that vary according to the pricing option in effect at the time of borrowing. Pricing options include prime, a range from .20% over LIBOR to .35% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The revolving loans and lines of credit are subject to facility fees of up to .08% of amounts available.

ITEM 2      INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Such financing is used primarily as backup for the Company's Commercial Paper Program.

   The Company has an effective shelf registration with respect to $2.0 billion of debt securities, under which $800.0 million of notes were sold through March 31, 2001. Additionally, a $750.0 million Medium-Term Note Program has been designated under the shelf registration, under which $250.0 million of notes have been sold through March 31, 2001. The Company filed a Registration statement on Form S-3 on May 4, 2001 for an additional $4.0 billion of debt securities.

   The Company has a Euro Medium-Term Note Program for $2.0 billion, under which $771.0 million ([E]750.0 million) in notes were sold as of March 31, 2001. The Company has hedged the foreign currency risk of the notes through operating lease payments or through currency swaps.

   The Company has an Export Credit Facility, for up to a maximum of $4.3 billion, for approximately 75 aircraft to be delivered through 2001. The Company has the right, but is not required, to use the facility to fund 85% of each aircraft's purchase price. This facility is guaranteed by various European Export Credit Agencies. The interest rate varies from 5.753% to 5.898% depending on the delivery date of the aircraft. Through March 31, 2001, the Company had borrowed $2.2 billion under this facility.

   The Company currently has a $4.8 billion Commercial Paper Program. Under this program, the Company may borrow in minimum increments of $100,000 for a period from one day to 270 days. The weighted average interest rate of the Company's Commercial Paper Program was 5.20% and 6.00% at March 31, 2001 and 2000 respectively.

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

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS-Three months ended March 31, 2001 versus 2000.

   The 9.0% increase in revenues from the rentals of flight equipment from $531.8 million in 2000 to $579.6 million in 2001, is due to an increase in the number of aircraft available for operating lease. At March 31, 2001 the Company's leased fleet consisted of 423 aircraft compared to a fleet of 380 aircraft at March 31, 2000. Additionally, the cost of the leased fleet, which includes aircraft subject to sale-lease back transactions from which rental income is earned, increased 12.6% from $20.6 billion in 2000 to $23.2 billion in 2001.

   In addition to its leasing operations, the Company engages in the marketing of flight equipment at the end of, or during, the lease term, as well as the sales of flight equipment on a principal and commission basis. Revenue from flight equipment marketing increased from $7.2 million in 2000 to $19.0 million in 2001 as a result of an increase in third party flight equipment marketing commissions partially offset by the sale of one company owned engine in the first quarter of 2001 compared to three engines in the first quarter of 2000.

   Interest expense increased from $174.2 million in 2000 to $202.0 million in 2001 as a result of an increase in the average composite borrowing rate from 6.13% in 2000 to 6.15% in 2001 and an increase in debt outstanding, excluding the effect of debt discount and excluding market values of derivatives, from $12.4 billion in 2000 to $14.1 billion in 2001. The Company's composite borrowing rate fluctuated as follows:


                                    2001       2000     Increase
                                    ----       ----     --------
Beginning of Quarter                6.37%      6.14%      0.23%
End of Quarter                      5.92%      6.12%     (0.20)%
Average                             6.15%      6.13%      0.02%


   The Company adopted SFAS 133 on January 1, 2001 (see notes to the financial statements). The transition adjustment in the amount of $15,191 is accounted for as a cumulative effect of accounting change. $1.7 million related to the period accounting for SFAS 133 is included in the 2001 interest expense.

   Depreciation of flight equipment increased from $163.9 million in 2000 to $181.2 million in 2001 due to the increased cost of the fleet.

   Rent expense decreased from $34.3 million in 2000 to $32.5 million in 2001 due to a decrease in the lease rates resulting from an decrease in interest rates affecting the floating rate component of the lease rates and principal amortization. The Company, through subsidiaries, has entered into sale-leaseback transactions relating to 19 aircraft.

   Provision for overhauls increased from $20.8 million in 2000 to $24.5 million in 2001 due to an increase in the number of aircraft and aggregate number of hours flown, on which the Company collects overhaul reserves. An increase or decrease in the number of aircraft on which the Company collects overhaul revenue may result in a corresponding change in the aggregate number of hours flown, for which overhaul reserves are provided.

ITEM 3      INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

   The Company is exposed to market risk and the risk of loss of fair value resulting from adverse fluctuations in interest rates and exchange prices. As of December 31, 2000 and March 31, 2001, the Company statistically measured the loss of fair value through the application of a VaR model. In this analysis the net fair value of the Company was determined using the financial instrument assets. This included tax adjusted future flight equipment lease revenues, aircraft residual values at maturity of the lease contracts and financial instrument liabilities, which included future servicing of current debt. The impact of current derivative positions was also taken into account.

   The Company calculated the VaR with respect to the net fair value by using historical scenarios. This methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent two and three years of historical information for interest rates and foreign exchange rates were used to construct the historical scenarios at December 31, 2000 and March 31, 2001 respectively. For each scenario, each financial instrument is re-priced. Scenario values for the Company are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum adverse deviation in fair market value incurred by these scenarios with 95% confidence (i.e. only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period is assumed in computing the VaR figure. As of December 31, 2000 and March 31, 2001, the VaR for the Company with respect to its fair value was $11 million and $13 million, respectively.

                           PART II. OTHER INFORMATION
            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

    ITEM 6.      Exhibits and Reports on Form 8-K

          a)     Exhibits:

                 4.1 Second Supplemental Indenture, dated as of February 28, 2001, to the Indenture between the Company and U.S. Bank Trust National Association.

                 12.1 Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends

          b)     Reports on Form 8-K:

                 Form 8-K, event date January 10, 2001 (Item 5)

                 Form 8-K, event date January 19, 2001 (Item 7)

                 Form 8-K, event date January 19, 2001 (Item 7)

                 Form 8-K, event date February 12, 2001 (Item 7)

                 Form 8-K, event date March 14, 2001 (Item 7)

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     INTERNATIONAL LEASE FINANCE CORPORATION




May 11, 2001                         /s/ Leslie L. Gonda
                                    LESLIE L. GONDA
                                    Chairman of the Board




May 11, 2001                         /s/ Alan H. Lund
                                    ALAN H. LUND
                                    Executive Vice President
                                    Co-Chief Operating Officer
                                    and Chief Financial Officer

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                                INDEX TO EXHIBITS


Exhibit No.

4.1 Second Supplemental Indenture, dated as of February 28, 2001, to the Indenture between the Company and U.S. Bank Trust National Association.

12.1 Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends