Form 10-Q
period 2001-06-30
INTERNATIONAL LEASE FINANCE CORP
filed 2001-08-07
CIK 714311

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 — Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number          0-11350

International Lease Finance Corporation
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	22-3059110 (I.R.S. Employer Identification No.)

1999 Avenue of the Stars (Address of principal executive offices)	Los Angeles, California 90067 (Zip Code)

Registrant’s telephone number, including area code
(310) 788-1999

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]        No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2001

Common Stock, no par value	35,818,122

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

INDEX

Page No.
Part I. Financial Information:

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets June 30, 2001 and December 31, 2000	3

Condensed Consolidated Statements of Income and Comprehensive Income Three Months Ended June 30, 2001 and 2000	4

Condensed Consolidated Statements of Income and Comprehensive Income Six Months Ended June 30, 2001 and 2000	5

Condensed Consolidated Statements of Cash Flows Six Months Ended June 30, 2001 and 2000	6

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of the Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K	19

Signatures	20

ITEM 1	PART I FINANCIAL INFORMATION

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	June 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS

Cash, including interest bearing accounts of $127,374 (2001) and $130,576 (2000)	$132,302	$134,653

Current income taxes receivable	124,536	58,990

Notes receivable and net investment in finance and sales-type leases	426,578	410,125

Flight equipment under operating leases	23,133,956	20,534,304

Less accumulated depreciation	3,026,955	2,655,915

	20,107,001	17,878,389

Deposits on flight equipment purchases	1,151,429	1,058,182

Accrued interest, other receivables and other assets	105,755	93,719

Investments	57,857	45,086

Deferred debt issue costs-less accumulated amortization of $66,788 (2001) and $60,613 (2000)	25,261	22,334

	$22,130,719	$19,701,478

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accrued interest and other payables	$239,794	$249,179

Debt financing, net of deferred debt discount of $15,503 (2001) and $34,754 (2000)	14,996,916	12,958,164

Capital lease obligations	415,080	463,362

Security & other deposits on flight equipment	1,029,563	905,414

Rentals received in advance	134,539	129,152

Deferred income taxes payable	1,710,235	1,532,428

SHAREHOLDERS’ EQUITY

Preferred stock— no par value; 20,000,000 authorized shares Market Auction Preferred Stock, $100,000 per share liquidation value; Series A, B, C, D, E, F, G and H (2001 and 2000) each having 500 shares issued and outstanding	400,000	400,000

Common stock— no par value; 100,000,000 authorized shares, 35,818,122 (2001 and 2000) issued and outstanding	3,582	3,582

Additional paid-in capital	579,955	579,955

Accumulated other comprehensive (loss) income	(16,148)	9,256

Retained earnings	2,637,203	2,470,986

	3,604,592	3,463,779

	$22,130,719	$19,701,478

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
(Dollars in thousands)

	2001	2000

	(Unaudited)
REVENUES:

Rental of flight equipment	$623,619	$581,047

Flight equipment marketing	20,653	14,412

Interest and other	14,043	14,398

	658,315	609,857

EXPENSES:

Interest	203,614	185,150

Depreciation of flight equipment	201,566	177,180

Flight equipment rent	28,396	35,006

Provision for overhauls	21,612	26,957

Selling, general & administrative	14,854	10,836

	470,042	435,129

INCOME BEFORE INCOME TAXES	188,273	174,728

Provision for income taxes	66,748	61,788

NET INCOME	121,525	112,940

COMPREHENSIVE INCOME:

Net changes in cash flow hedges	10,260	—

Foreign currency translation adjustment	2,556	—

OTHER COMPREHENSIVE INCOME NET OF TAX	12,816	—

COMPREHENSIVE INCOME	$134,341	$112,940

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(Dollars in thousands)

	2001	2000

	(Unaudited)
REVENUES:

Rental of flight equipment	$1,203,203	$1,112,837

Flight equipment marketing	38,916	21,576

Interest and other	37,859	25,147

	$1,279,978	1,159,560

EXPENSES:

Interest	405,638	359,323

Depreciation of flight equipment	382,718	341,089

Flight equipment rent	60,928	69,333

Provision for overhauls	46,090	47,743

Selling, general & administrative	34,796	23,794

	930,170	841,282

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	349,808	318,278

Provision for income taxes	124,340	112,256

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE NET OF TAXES	225,468	206,022

Cumulative effect of accounting change	15,191	—

NET INCOME	240,659	206,022

COMPREHENSIVE INCOME:

Net changes in cash flow hedges	(20,000)	—

Foreign currency translation adjustment	15,068	—

Cumulative effect of accounting change	(20,473)	—

OTHER COMPREHENSIVE INCOME NET OF TAX	(25,405)	—

COMPREHENSIVE INCOME	$215,254	$206,022

SUPPLEMENTAL COMPREHENSIVE INCOME INFORMATION

Cumulative foreign currency translation gain adjustment, net of tax	$25,695

Cumulative cash flow hedge loss adjustment net of tax	$(41,843)

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED June 30, 2001 AND 2000
(Dollars in thousands)

	2001	2000

	(Unaudited)
OPERATING ACTIVITIES:

Net income	$240,659	$206,022

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation of flight equipment	382,718	341,089

Deferred income taxes	191,901	155,060

Foreign exchange adjustment of Euro denominated debt	(83,069)	—

Change in derivative instruments	95,449	—

Amortization of deferred debt issue costs	6,175	5,432

Equity in net income of affiliates	(1,425)	(873)

Change in unamortized debt discount	19,250	(9,308)

Changes in operating assets and liabilities:

Increase in notes receivable	(21,297)	(21,027)

Increase in accrued interest, other receivables and other assets	(10,853)	(19,205)

Change in current income taxes	(65,546)	(51,342)

(Decrease)/Increase in accrued interest and other payables	(9,386)	2,127

Increase in rentals received in advance	5,387	13,073

Net cash provided by operating activities	749,963	621,048

INVESTING ACTIVITIES:

Acquisition of flight equipment for operating leases	(2,653,168)	(2,188,056)

Acquisition of flight equipment for finance leases	(39,207)	—

(Increase)/Decrease in deposits and progress payments	(93,247)	80,041

Proceeds from disposal of flight equipment - net of gain	48,602	58,705

Increase in notes receivable	—	(20,703)

Collections on notes receivable and finance leases	24,732	21,374

Increase in investment in unconsolidated subsidiaries	—	(11,555)

Dividends from unconsolidated subsidiary	26	—

Net cash used in investing activities	(2,712,262)	(2,060,194)

FINANCING ACTIVITIES:

Proceeds from debt financing	6,271,292	4,993,826

Payments in reduction of debt financing	(4,351,950)	(3,498,862)

Debt issue costs	(9,102)	(2,590)

Increase in customer deposits	124,149	6,753

Payment of common and preferred dividends	(74,441)	(123,523)

Net cash provided by financing activities	1,959,948	1,375,604

Decrease in cash	(2,351)	(63,542)

Cash at beginning of period	134,653	123,109

Cash at end of period	$132,302	$59,567

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED June 30, 2001 AND 2000
(Dollars in thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	2001	2000

	(Unaudited)
Cash paid during the period for:

Interest(net of amount capitalized $28,373 (2001) and $22,976 (2000))	$384,395	$348,469

Income taxes (net of refunds)	6,165	8,539

2001:

     One aircraft was received in exchange for notes receivable in the amount of $18,136 and one aircraft with a net book value of $11,372 was contributed to a joint venture.

2000:

     Two aircraft were received in exchange for notes receivable and other assets in the amount of $41,429.

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001
(UNAUDITED)

A.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 2000 unaudited condensed consolidated financial statements to conform to the 2001 presentation. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2000.

B.	Accounting for Derivatives and Hedging Activities

All derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as (1) a hedge of (a) the fair value of a recognized asset or liability or (b) an unrecognized firm commitment (a “fair value” hedge); (2) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge); or (3) a foreign-currency fair value or cash flow hedge (a “foreign currency” hedge). Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflects losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in accumulated other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g. until periodic settlements of the variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a foreign currency hedge is recorded in either current-period earnings or other accumulated comprehensive income, depending on whether the hedging relationship satisfies the criteria for a fair value or cash flow hedge. Changes in the fair value of derivative trading and non-hedging instruments are reported in current-period earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions. This includes linking all derivatives that are designated as fair value, cash flow, or foreign currency hedges to (1) specific assets or liabilities on the balance sheet, or (2) specific firm commitments or forecasted transactions. The Company also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company will discontinue hedge accounting prospectively, as discussed below.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001
(UNAUDITED)

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

When hedge accounting is discontinued due to the Company’s determination that the derivative no longer qualifies as an effective fair value hedge, the Company will continue to carry the derivative on the balance sheet at its fair value, but cease to adjust the hedged asset or liability for changes in fair value. When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in accumulated other comprehensive income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001
(DOLLARS IN THOUSANDS)
(UNAUDITED)

C.	Adoption of SFAS 133

The Company adopted Statement of Financial Accounting Standards No. 133 - Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138 and related implementation guidance (“SFAS 133”) on January 1, 2001. The Company uses derivatives to manage exposures to interest rate and foreign currency risks. The Company recorded $4.4 million net-of-tax of hedge ineffectiveness in interest expense related to cross currency fair value hedges, for the six months ended June 30, 2001. Hedge ineffectiveness related to cash flow hedges for the period was immaterial to the Company. In accordance with the transition provision of SFAS 133, the Company recorded the following cumulative effect adjustments in earnings as of January 1, 2001, net of taxes:

Related to non-hedging instruments:

Fair value of hedging instruments	$2,805

Related to previous designated fair value hedging relationships

Fair value of hedging instruments	(13,954)

Offsetting changes in fair value of hedged items	13,954

Previously deferred hedging gains and losses, net	12,386

Total cumulative effect on earnings, net of tax	$15,191

In addition, the Company recorded the following net-of-tax cumulative effect adjustments in other comprehensive income as of January 1, 2001:

Related to previously designated cash flow hedging relationships:

Fair value of hedging instruments	$(45,927)

Previously defined hedging gains and losses	25,454

Total cumulative effect on other comprehensive (loss) income, net of tax	$(20,473)

During the six months ended June 30, 2001, the Company recorded the following in earnings, net of taxes, in accordance with SFAS 133:

Related to non-hedging instruments:

Fair value of hedging instruments	$1,344

Related to previous designated fair value hedging relationships

Fair value of hedging instruments	(12,429)

Offsetting changes in fair value of hedged items	7,983

Total cumulative effect on earnings, net of tax	$(3,102)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001
(DOLLARS IN THOUSANDS)
(UNAUDITED)

During the six months ended June 30, 2001, $12,547 was reclassified from accumulated other comprehensive income to interest expense under cash flow hedge accounting in connection with the Company’s program to convert debt from floating to fixed rates. The Company expects that within the next twelve months it will reclassify as earnings $27,098 of the balance recorded in accumulated other comprehensive income.

ITEM 2	INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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

FINANCIAL CONDITION

     The Company borrows funds for the purchase of flight equipment, including funds for progress payments during the construction phase from various sources, principally on an unsecured basis. The Company’s debt financing and capital lease obligations were comprised of the following at the following dates:

	June 30,	December 31,
	2001	2000

	(Dollars in thousands)
Public term debt with single maturities	$3,948,731	$3,456,675

Public medium-term notes with varying maturities	4,274,000	3,175,000

Capital lease obligations	415,080	463,362

Bank and other term debt	2,480,174	2,072,562

Total term debt and capital lease obligations	11,117,985	9,167,599

Derivatives	159,822	—

Commercial paper	4,149,693	4,288,681

Deferred debt discount	(15,504)	(34,754)

Total debt financing and capital lease obligations	$15,411,996	$13,421,526

Composite interest rate	5.49%	6.37%

Percentage of total debt at fixed rates	73.72%	68.65%

Composite interest rate on fixed rate debt	5.93%	6.20%

Bank prime rate	6.75%	9.50%

     The interest on substantially all of the public debt (exclusive of the Commercial Paper) is fixed for the terms of the notes. The Company has committed revolving loans and lines of credit with 48 commercial banks aggregating $3.2 billion and an uncommitted line of credit with one bank for $30.0 million. These revolving loans and lines of credit principally provide for interest rates that vary according to the pricing option in effect at the time of borrowing. Pricing options include prime, a range from .20% over LIBOR to .35% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The revolving loans and lines of credit are subject to facility fees of up to .08% of amounts available. Such financing is used primarily as backup for the Company’s Commercial Paper Program.

ITEM 2	INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company has an effective shelf registration with respect to $2.0 billion of debt securities, under which $1,250.0 million of notes were sold through June 30, 2001. Additionally, a $750.0 million Medium-Term Note Program has been designated under the shelf registration, under which $750.0 million of notes were sold through June 30, 2001. The Company’s new shelf registration statement in the amount of $4.0 billion became effective on May 10, 2001. A $1.5 billion Medium-Term Note program was implemented under the shelf registration statement under which $920.0 million were sold as of June 30, 2001.

     The Company has a Euro Medium-Term Note Program for $2.0 billion, under which $771.0 million (#750.0 million) in notes were sold as of June 30, 2001. The Company has hedged the foreign currency risk of the notes through operating lease payments or through currency swaps.

     The Company has an Export Credit Facility, for up to a maximum of $4.3 billion, for approximately 75 aircraft to be delivered through 2001. The Company has the right, but is not required, to use the facility to fund 85% of each aircraft’s purchase price. This facility is guaranteed by various European Export Credit Agencies. The interest rate varies from 5.753% to 5.898% depending on the delivery date of the aircraft. Through June 30, 2001, the Company had borrowed $2.5 billion under this facility.

     The Company currently has a $4.8 billion Commercial Paper Program. Under this program, the Company may borrow minimum $100,000 for a period from one day to 270 days. The weighted average interest rate of the Company’s Commercial Paper Program was 4.00% and 6.60% at June 30, 2001 and 2000 respectively.

     The Company believes that the combination of internally generated funds and debt financing currently available to the Company will allow the Company to meet its capital requirements for at least the next 12 months.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Three months ended June 30, 2001 versus 2000.

     The 7.3% increase in revenues from the rentals of flight equipment from $581.0 million in 2000 to $623.6 million in 2001, is due to an increase in the number of aircraft available for operating lease. At June 30, 2001 the Company’s leased fleet consisted of 448 aircraft compared to a fleet of 402 aircraft at June 30, 2000. Additionally, the cost of the leased fleet, which includes aircraft subject to sale-lease back transactions from which rental income is earned, increased 12.4% from $21.8 billion in 2000 to $24.5 billion in 2001.

     In addition to its leasing operations, the Company engages in the marketing of flight equipment at the end of, or during, the lease term, as well as the sales of flight equipment on a principal and commission basis. Revenue from flight equipment marketing increased from $14.4 million in 2000 to $20.7 million in 2001 primarily due to an increase in third party flight equipment marketing commissions. The Company sold two aircraft and two engines in each of the quarters ended June 30, 2001 and 2000.

     Interest expense increased from $185.2 million in 2000 to $203.6 million in 2001 as a result of an increase in debt outstanding, excluding the effect of debt discount and excluding market values of derivatives, from $13.4 billion in 2000 to $15.3 billion in 2001, partially offset by a decrease in the average composite borrowing rate from 6.23% in 2000 to 5.71% in 2001. The Company’s composite borrowing rate fluctuated as follows:

	2001	2000	Decrease

Beginning of Quarter	5.92%	6.12%	(0.20)%

End of Quarter	5.49%	6.33%	(0.84)%

Average	5.71%	6.23%	(0.52)%

     The Company adopted SFAS 133 on January 1, 2001 (see notes to the unaudited condensed consolidated financial statements). Interest expense for the three months ended June 30, 2001 includes $3.1 million in adjustments related to the application of SFAS 133.

     Depreciation of flight equipment increased from $177.2 million in 2000 to $201.6 million in 2001 due to the increased cost of the fleet.

     The Company, in prior periods, has entered into sale-leaseback transactions relating to 19 aircraft. Rent expense decreased from $35.0 million in 2000 to $28.4 million in 2001 due to a decrease in the lease rates resulting from decrease in interest rates affecting the floating rate component of the lease rates and principal amortization.

     Provision for overhauls decreased from $27.0 million in 2000 to $21.6 million in 2001 due to the cumulative effect of favorable payout factors realized in the second quarter resulting in a reduction in the reserve rate used in calculating the provision for overhauls. The number of aircraft and aggregate number of hours flown on which the Company collects overhaul reserves remained relatively constant compared to the prior year. An increase or decrease in the number of aircraft on which the Company collects overhaul revenue may result in a corresponding change in the aggregate number of hours flown, for which overhaul reserves are provided.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Selling, general and administrative expenses increased from $10.8 million in 2000 to $14.9 million in 2001 primarily due to an increase in costs related to the reconfiguration and redelivery of aircraft previously leased.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Six months ended June 30, 2001 versus 2000.

     The 8.12% increase in revenues from the rentals of flight equipment from $1,112.8 million in 2000 to $1,203.2 million in 2001, is due to an increase in the number of aircraft available for operating lease. At June 30, 2001 the Company’s leased fleet consisted of 448 aircraft compared to a fleet of 402 aircraft at June 30, 2000. Additionally, the cost of the leased fleet, which includes aircraft subject to sale-lease back transactions from which rental income is earned, increased 12.4% from $21.8 billion in 2000 to $24.5 billion in 2001.

     In addition to its leasing operations, the Company engages in the marketing of flight equipment at the end of, or during, the lease term, as well as the sales of flight equipment on a principal and commission basis. Revenue from flight equipment marketing increased from $21.6 million in 2000 to $38.9 million in 2001 primarily due to an increase in third party flight equipment marketing commissions. The Company sold two aircraft and three engines in the six months ended June 30, 2001 and two aircraft and five engines in the six months ended June 30, 2000.

     Interest expense increased from $359.3 million in 2000 to $405.6 million in 2001 as a result of an increase in debt outstanding, excluding the effect of debt discount and excluding market values of derivatives, from $13.4 billion in 2000 to $15.3 billion in 2001, partially offset by a decrease in the average Composite borrowing rate from 6.24% in 2000 to 5.93% in 2001. The Company’s composite borrowing rate fluctuated as follows:

			Increase
	2001	2000	(Decrease)

Beginning of Six Months	6.37%	6.14%	0.23%

End of Quarter	5.49%	6.33%	(0.84)%

Average	5.93%	6.24%	(0.31)%

     The Company adopted SFAS 133 on January 1, 2001 (see notes to the financial statements). The transition adjustment in the amount of $15.2 million is accounted for as the cumulative effect of an accounting change. Interest expense for the six months ended June 30, 2001 includes $4.8 million in adjustments related to the application of SFAS 133.

     Depreciation of flight equipment increased from $341.1 million in 2000 to $382.7 million in 2001 due to the increased cost of the fleet.

     The Company, in prior periods, has entered into sale-leaseback transactions relating to 19 aircraft. Rent expense decreased from $69.3 million in 2000 to $60.9 million in 2001 due to a decrease in the lease rates resulting from a decrease in interest rates affecting the floating rate component of the lease rates and principal amortization.

     Provision for overhauls decreased from $47.7 million in 2000 to $46.1 million in 2001 due to the cumulative effect of favorable payout factors realized in the second quarter resulting in a reduction in the reserve rate used in calculating the provision for overhauls. The number of aircraft and aggregate number of hours flown on which the Company collects overhaul reserves remained relatively constant compared to the prior year. An increase or decrease in the number of aircraft on which the Company collects overhaul revenue may result in a corresponding change in the aggregate number of hours flown, for which overhaul reserves are provided.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, general and administrative expenses increased from $23.8 million in 2000 to $34.8 million in 2001 primarily due to an increase in costs related to the reconfiguration and redelivery of aircraft previously leased.

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

     The Company is exposed to market risk and the risk of loss of fair value resulting from adverse fluctuations in interest rates and foreign exchange prices. The Company statistically measures the loss of fair value through the application of a VaR model on a quarterly basis. In this analysis the net fair value of the Company is determined using the financial instrument assets. This includes tax adjusted future flight equipment lease revenues, aircraft residual values at maturity of the lease contracts and financial instrument liabilities, which includes future servicing of current debt. The impact of current derivative positions is also taken into account.

     The Company calculates the VaR with respect to the net fair value by using historical scenarios. This methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent two and three years of historical information for interest rates and foreign exchange rates were used to construct the historical scenarios at December 31, 2000 and June 30, 2001 respectively. For each scenario, each financial instrument is re-priced. Scenario values for the Company are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum adverse deviation in fair market value incurred by these scenarios with 95% confidence (i.e. only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period is assumed in computing the VaR figure. As of December 31, 2000 and June 30, 2001, the VaR for the Company with respect to its fair value was $11 million and $8 million, respectively.

PART II. OTHER INFORMATION
INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

ITEM 6.  Exhibits and Reports on Form 8-K

a)	Exhibits:

12.1	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends

b)	Reports on Form 8-K:

Form 8-K, event date April 26, 2001 (Item 7)

Form 8-K, event date May 7, 2001 (Item 7)

Form 8-K, event date May 14, 2001 (Item 7)

Form 8-K, event date June 15, 2001 (Item 7)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL LEASE FINANCE CORPORATION

August 6, 2001	/S/ Leslie L. Gonda LESLIE L. GONDA Chairman of the Board

August 6, 2001	/S/ Alan H. Lund ALAN H. LUND Executive Vice President Co-Chief Operating Officer and Chief Financial Officer

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit No.

12.1	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends