Form 10-Q
period 2001-09-30
INTERNATIONAL LEASE FINANCE CORP
filed 2001-11-06
CIK 714311

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

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

Yes [X]      No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2001

Common Stock, no par value	35,818,122

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

INDEX

Page No.

Part I. Financial Information:
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets September 30, 2001 and December 31, 2000	3
Condensed Consolidated Statements of Income and Comprehensive Income Three Months Ended September 30, 2001 and 2000	4
Condensed Consolidated Statements of Income and Comprehensive Income Nine Months Ended September 30, 2001 and 2000	5
Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2001 and 2000	6
Notes to Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of the Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K	18
Signatures	19

PART I FINANCIAL INFORMATION

ITEM 1
INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	September 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS
Cash, including interest bearing accounts of $141,563 (2001) and $130,576 (2000)	$141,810	$134,653
Current income taxes receivable	155,399	58,990
Notes receivable and net investment in finance leases	419,733	410,125
Flight equipment under operating leases	23,558,509	20,534,304
Less accumulated depreciation	3,204,779	2,655,915

	20,353,730	17,878,389
Deposits on flight equipment purchases	1,263,069	1,058,182
Accrued interest, other receivables and other assets	148,288	93,719
Investments	58,554	45,086
Deferred debt issue costs-less accumulated amortization of $70,471 (2001) and $60,613 (2000)	23,733	22,334

	$22,564,316	$19,701,478

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued interest and other payables	$307,892	$249,179
Debt financing, net of deferred debt discount of $11,295 (2001) and $34,754 (2000)	15,228,373	12,958,164
Capital lease obligations	398,329	463,362
Security & other deposits on flight equipment	1,045,652	905,414
Rentals received in advance	136,677	129,152
Deferred income taxes payable	1,777,759	1,532,428
SHAREHOLDERS’ EQUITY
Preferred stock— no par value; 20,000,000 authorized shares
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A, B, C, D, E, F, G and H (2001 and 2000) each having 500 shares issued and outstanding	400,000	400,000
Common stock— no par value; 100,000,000 authorized shares, 35,818,122 (2001 and 2000) issued and outstanding	3,582	3,582
Additional paid-in capital	579,955	579,955
Accumulated other comprehensive (loss) income	(66,975)	9,256
Retained earnings	2,753,072	2,470,986

	3,669,634	3,463,779

	$22,564,316	$19,701,478

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(Dollars in thousands)

	2001	2000

	(Unaudited)
REVENUES:
Rental of flight equipment	$633,712	$603,136
Flight equipment marketing	14,267	21,744
Interest and other	12,826	12,761

	660,805	637,641

EXPENSES:
Interest	188,929	206,557
Depreciation of flight equipment	207,891	181,377
Flight equipment rent	25,585	36,009
Provision for overhauls	32,144	32,492
Selling, general & administrative	15,623	11,404

	470,172	467,839

INCOME BEFORE INCOME TAXES	190,633	169,802
Provision for income taxes	63,069	58,803

NET INCOME	127,564	110,999

COMPREHENSIVE INCOME:
Net changes in cash flow hedges	(28,590)	—
Foreign currency translation adjustment	(22,236)	—

OTHER COMPREHENSIVE INCOME (LOSS) NET OF TAX	(50,826)	—

COMPREHENSIVE INCOME	$76,738	$110,999

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(Dollars in thousands)

	2001	2000

	(Unaudited)
REVENUES:
Rental of flight equipment	$1,836,915	$1,715,973
Flight equipment marketing	53,183	43,319
Interest and other	50,685	37,909

	1,940,783	1,797,201

EXPENSES:
Interest	594,567	565,880
Depreciation of flight equipment	590,610	522,466
Flight equipment rent	86,513	105,341
Provision for overhauls	78,233	80,235
Selling, general & administrative	50,419	35,198

	1,400,342	1,309,120

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	540,441	488,081
Provision for income taxes	187,409	171,060

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE NET OF TAXES	353,032	317,021
Cumulative effect of accounting change (net of tax)	15,191	—

NET INCOME	368,223	317,021

COMPREHENSIVE INCOME:
Net changes in cash flow hedges	(48,590)	—
Foreign currency translation adjustment	(7,169)	—
Cumulative effect of accounting change	(20,473)	—

OTHER COMPREHENSIVE INCOME (LOSS) NET OF TAX	(76,232)	—

COMPREHENSIVE INCOME	$291,991	$317,201

SUPPLEMENTAL COMPREHENSIVE INCOME INFORMATION
Cumulative foreign currency translation gain adjustment, net of tax	$3,458

Cumulative cash flow hedge loss adjustment net of tax	$(70,432)

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(Dollars in thousands)

	2001	2000

	(Unaudited)
OPERATING ACTIVITIES:
Net income	$368,223	$317,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	590,610	522,466
Deferred income taxes	286,793	218,218
Foreign exchange adjustment of Euro denominated debt	(75,739)	—
Change in derivative instruments	68,659	—
Amortization of deferred debt issue costs	9,858	8,873
Gain on sale of flight equipment included in amount financed	(5,405)	—
Equity in net income of affiliates	(1,634)	(1,329)
Change in unamortized debt discount	23,459	(30,240)
Changes in operating assets and liabilities:
Increase in notes receivable & finance leases (net)	(22,768)	(47,737)
Decrease/(increase) in accrued interest, other receivables and other assets	1,700	(10,145)
Change in current income taxes	(96,409)	(55,679)
Increase in accrued interest and other payables	58,713	15,690
Increase in rentals received in advance	7,525	15,446

Net cash provided by operating activities	1,213,585	952,584

INVESTING ACTIVITIES:
Acquisition of flight equipment for operating leases	(3,268,104)	(2,551,133)
Acquisition of flight equipment for finance leases	(39,207)	(44,051)
Increase in deposits and progress payments	(204,887)	(25,563)
Proceeds from disposal of flight equipment - net of gain	181,022	118,199
Increase in notes receivable	—	(20,703)
Collections on notes receivable and finance leases	34,231	39,889
Increase in investment	(1,000)	(41,231)
Dividends from unconsolidated subsidiary	538	—

Net cash used in investing activities	(3,297,407)	(2,524,593)

FINANCING ACTIVITIES:
Proceeds from debt financing	7,981,760	7,110,535
Payments in reduction of debt financing	(5,933,625)	(5,414,640)
Debt issue costs	(11,257)	(3,909)
Increase in customer deposits	140,238	64,120
Payment of common and preferred dividends	(86,137)	(211,096)

Net cash provided by financing activities	2,090,979	1,545,010

Increase/(decrease) in cash	7,157	(26,999)
Cash at beginning of period	134,653	123,109

Cash at end of period	$141,810	$96,110

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(Dollars in thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	2001	2000

	(Unaudited)
Cash paid during the period for:
Interest (net of amount capitalized $44,220 (2001) and $35,583 (2000))	$499,725	$494,736
Income taxes (net of refunds)	5,204	8,521

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(UNAUDITED)

A.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 2000 unaudited condensed consolidated financial statements to conform to the 2001 presentation. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2000.

B.	Accounting for Derivatives and Hedging Activities

All derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as (1) a hedge of (a) the fair value of a recognized asset or liability or (b) an unrecognized firm commitment (a “fair value” hedge); (2) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge); or (3) a foreign-currency fair value or cash flow hedge (a “foreign currency” hedge). Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in accumulated other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g. until periodic settlements of the variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a foreign currency hedge are recorded in either current-period earnings or other accumulated comprehensive income, depending on whether the hedging relationship satisfies the criteria for a fair value or cash flow hedge. Changes in the fair value of derivative trading and non-hedging instruments are reported in current-period earnings.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(UNAUDITED)

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

The Company will discontinue hedge accounting prospectively when (1) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designating the derivative as a hedging instrument is no longer appropriate.

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
SEPTEMBER 30, 2001
(DOLLARS IN THOUSANDS)
(UNAUDITED)

C.	Adoption of SFAS 133

The Company adopted Statement of Financial Accounting Standards No.133 - Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138 and related implementation guidance (“SFAS 133”) on January 1, 2001. The Company uses derivatives to manage exposures to interest rate and foreign currency risks. The Company recorded $1.4 million of hedge ineffectiveness in interest expense related to cross currency fair value hedges, for the nine months ended September 30, 2001. Hedge ineffectiveness related to cash flow hedges for the period was immaterial to the Company. In accordance with the transition provision of SFAS 133, the Company recorded the following cumulative effect adjustments in earnings as of January 1, 2001, net of taxes:

Related to non-hedging instruments:
Fair value of hedging instruments	$2,805
Related to previous designated fair value hedging relationships
Fair value of hedging instruments	(13,954)
Offsetting changes in fair value of hedged items	13,954
Previously deferred hedging gains and losses, net	12,386

Total cumulative effect on earnings, net of tax	$15,191

In addition, the Company recorded the following net-of-tax cumulative effect adjustments in other comprehensive income as of January 1, 2001:
Related to previously designated cash flow hedging relationships:
Fair value of hedging instruments	$(45,927)
Previously defined hedging gains and losses	25,454

Total cumulative effect on other comprehensive (loss) income, net of tax	$(20,473)

During the nine months ended September 30, 2001, the Company recorded the following in earnings in accordance with SFAS 133:
Related to non-hedging instruments:
Fair value of hedging instruments	$3,929
Related to previous designated fair value hedging relationships
Fair value of hedging instruments	(6,325)
Offsetting changes in fair value of hedged items	4,951

Total cumulative effect on earnings	$2,555

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(DOLLARS IN THOUSANDS)
(UNAUDITED)

During the nine months ended September 30, 2001, $17,142 (net) was reclassified from accumulated other comprehensive income to interest expense under cash flow hedge accounting in connection with the Company’s program to convert debt from floating to fixed rates. The Company expects that within the next twelve months it will reclassify as earnings $57,720 of the balance recorded in accumulated other comprehensive income.

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

RECENT DEVELOPMENTS

     As a result of the September 11, 2001 terrorist attacks on the United States and the general slowdown of the United States economy both before and after the attacks, many United States and international commercial air carriers are experiencing a reduction in passenger traffic and an actual or potential increase in costs, including insurance premiums and security costs. In addition, many United States and international commercial air carriers have announced reductions in their long-term schedules. We can give no assurance that these and other factors affecting the airline industry will not adversely affect our business.

FINANCIAL CONDITION

     The Company borrows funds for the purchase of flight equipment, including funds for progress payments during the construction phase, from various sources, principally on an unsecured basis. The Company’s debt financing and capital lease obligations were comprised of the following at the following dates:

	September 30,	December 31,
	2001	2000

	(Dollars in thousands)
Public term debt with single maturities	$3,965,270	$3,456,675
Public medium-term notes with varying maturities	4,291,000	3,175,000
Capital lease obligations	398,329	463,362
Bank and other term debt	2,452,588	2,072,562

Total term debt and capital lease obligations	11,107,187	9,167,599
Derivatives	199,986	—
Commercial paper	4,330,824	4,288,681
Deferred debt discount	(11,295)	(34,754)

Total debt financing and capital lease obligations	$15,626,702	$13,421,526

Composite interest rate	5.21%	6.37%
Percentage of total debt at fixed rates	72.84%	68.65%
Composite interest rate on fixed rate debt	5.88%	6.20%
Bank prime rate	6.00%	9.50%

ITEM 2	INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
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

     The Company has an effective shelf registration with respect to $4.0 billion of debt securities, under which $300.0 million of notes were sold through September 30, 2001. Additionally, a $2.0 billion Medium-Term Note Program has been designated under the shelf registration, under which $1.2 billion of notes were sold through September 30, 2001.

     The Company has a Euro Medium-Term Note Program for $2.0 billion, under which $771.0 million (€750.0 million) in notes were sold as of September 30, 2001. The Company has hedged the foreign currency risk of the notes through operating lease payments or through currency swaps.

     The Company has an Export Credit Facility, for up to a maximum of $4.3 billion, for approximately 75 aircraft to be delivered through 2001. The Company has the right, but is not required, to use the facility to fund 85% of each aircraft’s purchase price. This facility is guaranteed by various European Export Credit Agencies. The interest rate varies from 5.753% to 5.898% depending on the delivery date of the aircraft. Through September 30, 2001, the Company had borrowed $2.8 billion under this facility to finance 62 aircraft.

     The Company currently has a $4.8 billion Commercial Paper Program. Under this program, the Company may borrow in minimum increments of $100,000 for a period from one day to 270 days. The weighted average interest rate of the Company’s Commercial Paper Program was 3.26% and 6.63% at September 30, 2001 and 2000, respectively.

     The Company believes that the combination of internally generated funds and debt financing available to the Company will allow the Company to meet its capital requirements for at least the next 12 months.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three months ended September 30, 2001 versus 2000.

     The 5.1% increase in revenues from the rentals of flight equipment from $603.1 million in 2000 to $633.7 million in 2001, is due to an increase in the number of aircraft available for operating lease. At September 30, 2001 the Company’s leased fleet consisted of 455 aircraft compared to a fleet of 408 aircraft at September 30, 2000. The cost of the leased fleet, which includes aircraft subject to sale-lease back transactions from which rental income is earned, increased 12.7% from $22.1 billion in 2000 to $24.9 billion in 2001.

     In addition to its leasing operations, the Company engages in the marketing of flight equipment at the end of, or during, the lease term, as well as the sales of flight equipment on a principal and commission basis. Revenues from flight equipment marketing decreased from $21.7 million in 2000 to $14.3 million in 2001 as a result of the type and the number of flight equipment marketed in each period. The Company sold five aircraft in the third quarter of 2001 compared to three aircraft and two engines in the third quarter of 2000.

     Interest expense decreased from $206.6 million in 2000 to $188.9 million in 2001 as a result of a decrease in the average composite borrowing rate from 6.36% in 2000 to 5.35% in 2001. The Company’s composite borrowing rate fluctuated as follows:

	2001	2000	Decrease

Beginning of Quarter	5.49%	6.33%	(0.84)%
End of Quarter	5.21%	6.38%	(1.17)%
Average	5.35%	6.36%	(1.01)%

     The Company adopted SFAS 133 on January 1, 2001 (see notes to the unaudited condensed consolidated financial statements). Interest expense for the three months ended September 30, 2001 includes a $7.5 million credit related to the application of SFAS 133.

     Depreciation of flight equipment increased from $181.4 million in 2000 to $207.9 million in 2001 due to the increased cost of the fleet.

     The Company, in prior periods, has entered into sale-leaseback transactions relating to 18 aircraft. Rent expense decreased from $36.0 million in 2000 to $25.6 million in 2001 due to a decrease in the lease rates resulting from decrease in interest rates affecting the floating rate component of the lease rates and principal amortization.

     Provision for overhauls remained relatively constant compared to the prior year.

     Selling, general and administrative expenses increased from $11.4 million in 2000 to $15.6 million in 2001 primarily due to an increase in costs related to the reconfiguration and re-delivery of aircraft from one lessee to another.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations- Nine months ended September 30, 2001 versus 2000.

     The 7.0% increase in revenues from the rentals of flight equipment from $1,716.0 million in 2000 to $1,836.9 million in 2001, is due to an increase in the number of aircraft available for operating lease. At September 30, 2001 the Company’s leased fleet consisted of 455 aircraft compared to a fleet of 408 aircraft at September 30, 2000. The cost of the leased fleet, which includes aircraft subject to sale-lease back transactions from which rental income is earned, increased 12.7% from $22.1 billion in 2000 to $24.9 billion in 2001.

     In addition to its leasing operations, the Company engages in the marketing of flight equipment at the end of, or during, the lease term, as well as the sales of flight equipment on a principal and commission basis. Revenues from flight equipment marketing increased from $43.3 million in 2000 to $53.2 million in 2001 primarily due to an increase in third party flight equipment marketing commissions. The Company sold seven aircraft and three engines in the nine months ended September 30, 2001 and five aircraft and six engines in the nine months ended September 30, 2000.

     Interest expense increased from $565.9 million in 2000 to $594.6 million in 2001 as a result of an increase in debt outstanding, excluding the effect of debt discount and excluding market values of derivatives, from $13.6 billion in 2000 to $15.4 billion in 2001, partially offset by a decrease in the average composite borrowing rate from 6.26% in 2000 to 5.79% in 2001. The Company’s composite borrowing rate fluctuated as follows:

			Increase
	2001	2000	(Decrease)

Beginning of Nine Months	6.37%	6.14%	0.23%
End of Nine Months	5.21%	6.38%	(1.17)%
Average	5.79%	6.26%	(0.47)%

     The Company adopted SFAS 133 on January 1, 2001 (see notes to the financial statements). The transition adjustment in the amount of $15.2 million is accounted for as the cumulative effect of an accounting change. Interest expense for the nine months ended September 30, 2001 includes a $2.7 million credit related to the application of SFAS 133.

     Depreciation of flight equipment increased from $522.5 million in 2000 to $590.6 million in 2001 due to the increased cost of the fleet.

     The Company, in prior periods, has entered into sale-leaseback transactions relating to 18 aircraft. Rent expense decreased from $105.3 million in 2000 to $86.5 million in 2001 due to a decrease in the lease rates resulting from a decrease in interest rates affecting the floating rate component of the lease rates and principal amortization.

     Provision for overhauls decreased from $80.2 million in 2000 to $78.2 million in 2001 due to the effect of favorable payout factors realized in the second quarter. The number of aircraft and aggregate number of hours flown on which the Company collects overhaul reserves remained relatively constant compared to the prior year. An increase or decrease in the number of aircraft on which the Company collects overhaul revenue may result in a corresponding change in the aggregate number of hours flown, for which overhaul reserves are provided.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, general and administrative expenses increased from $35.2 million in 2000 to $50.4 million in 2001 primarily due to an increase in costs related to the reconfiguration and re-delivery of aircraft from one lessee to another.

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

     The Company calculates the VaR with respect to the net fair value by using historical scenarios. This methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent two and three years of historical information for interest rates and foreign exchange rates were used to construct the historical scenarios at December 31, 2000 and September 30, 2001 respectively. For each scenario, each financial instrument is re-priced. Scenario values for the Company are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum adverse deviation in fair market value incurred by these scenarios with 95% confidence (i.e. only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period is assumed in computing the VaR figure. As of December 31, 2000 and September 30, 2001, the VaR for the Company with respect to its fair value was $11 million and $7 million, respectively.

PART II. OTHER INFORMATION

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

ITEM 6. Exhibits and Reports on Form 8-K

a)	Exhibits:

4.1	Third supplemental indenture, dated as of September 26, 2001, to the indenture between the Company and U. S. Trust National Association.
12.1	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends

b)	Reports on Form 8-K:

Form 8-K, event date July 17, 2001 (Item 7)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL LEASE FINANCE CORPORATION

November 6, 2001	/S/ Leslie L. Gonda LESLIE L. GONDA Chairman of the Board

November 6, 2001	/S/ Alan H. Lund ALAN H. LUND Executive Vice President Co-Chief Operating Officer and Chief Financial Officer

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit No.

4.1	Third supplemental indenture, dated as of September 26, 2001, to the indenture between the Company and U. S. Trust National Association.
12.1	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends