Form 10-K405
period 2001-12-31
INTERNATIONAL LEASE FINANCE CORP
filed 2002-03-26
CIK 714311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to

Commission file number 0-11350

INTERNATIONAL LEASE FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

California	22-3059110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1999 Avenue of the Stars, Los Angeles, California	90067
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 788-1999

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

NONE
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

      As of March 12, 2001, there were 35,818,122 shares of Common Stock, no par value, outstanding.

      Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

INTERNATIONAL LEASE FINANCE CORPORATION

2001 FORM 10-K ANNUAL REPORT

PART I

Item 1. Business

General

      International Lease Finance Corporation (the “Company”) is primarily engaged in the acquisition of new commercial jet aircraft and the leasing of those aircraft to airlines throughout the world. In addition to its leasing activity, the Company regularly sells aircraft from its leased aircraft fleet and aircraft owned by others to third party lessors and airlines and in some cases provides fleet management services to these buyers. The Company, in terms of the number and value of transactions concluded, is a major owner-lessor of commercial jet aircraft.

      As of December 31, 2001, the Company’s lease portfolio consisted of 461 aircraft under operating lease and four aircraft under finance lease. Additionally, the Company had 10 aircraft available for lease and provided fleet management services for 33 aircraft. See “Item 2. Properties — Flight Equipment.” At December 31, 2001, the Company had committed to purchase 551 aircraft deliverable through 2010 at an estimated aggregate purchase price of $32.1 billion, of which the Company currently anticipates taking delivery of 84 aircraft in 2002 with an estimated aggregate purchase price of $4.9 billion. It also had options to purchase an additional 49 aircraft deliverable through 2008 at an estimated aggregate purchase price of $3.0 billion. See “Item 2. Properties — Commitments.”

      The Company maintains the mix of flight equipment to meet its customers’ needs and to minimize the time that its aircraft are not leased to customers by purchasing those models of new and used aircraft which it believes will have the greatest airline demand and operational longevity.

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

      The Company’s aircraft are usually leased on terms under which the Company does not fully recover the acquisition cost of such aircraft. Thus, at the termination of a lease, the Company bears the risk of selling or re-leasing the aircraft on terms which will cover its remaining cost.

      The airline industry is cyclical, economically sensitive and highly competitive. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company’s revenue and income may be affected by political or economic instability abroad, changes in national policy, competitive pressures on certain air carriers, fuel shortages, labor stoppages, recessions, and other political or economic events adversely affecting world or regional trading markets or impacting a particular customer. The Company’s continued success is partly dependent on management’s ability in the future to develop customer relationships for leasing, sales, remarketing and management services with those airlines and other customers best able to maintain their economic viability and survive in a deregulated environment.

      The Company is incorporated in the State of California and its principal executive offices are located at 1999 Avenue of the Stars, Los Angeles, California 90067. The Company’s telephone and telecopier numbers are (310) 788-1999 and (310) 788-1990, respectively. The Company is an indirect wholly owned subsidiary of American International Group, Inc. (“AIG”). AIG is a holding company which through its subsidiaries is primarily engaged in a broad range of insurance and insurance-related activities, financial services, retirement savings and asset management in the United States and abroad. The Common Stock of AIG is listed on, among others, the New York Stock Exchange.

Aircraft Leasing

      The initial term of the Company’s current leases range in length from one year to 15 years. See “Item 2. Properties — Flight Equipment” for information regarding scheduled lease terminations. Most of the Company’s leases are operating leases under which the Company does not fully recover its aircraft cost and retains the benefit and assumes the risk of the residual value of the aircraft. The Company on occasion also enters into finance and sales-type leases where the full cost of the aircraft is substantially recovered over the term of the lease. At December 31, 2001, four of the Company’s leases were accounted for as finance leases. The aircraft under operating leases are included as assets on the Company’s balance sheet and depreciation is charged to income over the estimated useful lives of the aircraft. In accordance with generally accepted accounting principles, rentals are reported ratably as revenue over the lease term as they are earned. The Company attempts to maintain a mix of short-and medium-term leases to balance the benefits and risks associated with different lease terms and changing market conditions. Varying lease terms mitigate the effects of changes in prevailing market conditions at the time aircraft become eligible for re-lease or sale and the uncertainty associated with the estimated residual value of the aircraft at the end of the lease term.

      All leases are on a “net” basis with the lessee responsible for all operating expenses, which customarily include fuel, crews, airport and navigation charges, taxes, licenses, registration and insurance. Normal maintenance and repairs, airframe and engine overhauls, and compliance with return conditions of flight equipment on lease are provided by and paid for by the lessee. Under the provisions of some leases, for certain airframe and engine overhauls, the lessee is reimbursed by the Company for costs incurred up to but not exceeding related hourly rentals paid to the Company by the lessee. Such rentals are included in the caption Rental of flight equipment on the Company’s Consolidated Statement of Income. The Company provides a charge to operations for such reimbursements based on the estimated reimbursements during the life of the lease, which amount is included in Provision for overhauls on the Company’s Consolidated Statement of Income. The lessee is responsible for compliance with all applicable laws and regulations with respect to the aircraft. The Company requires its lessees to comply with the most restrictive standards of either the Federal Aviation Administration (the “FAA”) or its foreign equivalent. The Company makes periodic inspections of the condition of its leased aircraft. Generally, the Company requires a deposit which is security for the condition of the aircraft upon return to the Company, the rental payments by the lessee and the performance of other obligations by the lessee under the lease. In addition, the leases contain extensive provisions regarding the remedies and rights of the Company in the event of a default thereunder by the lessee and specific provisions regarding the condition of the aircraft upon redelivery to the Company. The lessee is required to continue to make lease payments under all circumstances, including periods during which the aircraft is not in operation due to maintenance or grounding.

      The Company obtains and reviews relevant business materials from all prospective lessees and purchasers before entering into a lease or extending credit. Under certain circumstances, the Company may require the lessee to obtain guarantees or other financial support from an acceptable financial institution or other third party.

Flight Equipment Marketing

      The Company also may dispose of its leased aircraft at or before the expiration of their leases. The buyers include the aircraft’s lessee, another aircraft operator or a third party lessor. Any gain or loss on disposition of leased aircraft is included in the caption Flight equipment marketing.

      From time to time, the Company also engages in transactions to buy aircraft for resale. In other cases, the Company assists its customers in acquiring or disposing of aircraft through consulting services and procurement of financing from third parties.

      In addition to its leasing and sales operations, the Company is engaged, from time to time, as an agent for airlines in the disposition of their surplus aircraft. The Company generally acts as an agent under an exclusive remarketing contract whereby it agrees to sell aircraft on a “best efforts” basis within a fixed time period. These activities generally augment the Company’s primary activities and also serve to promote relationships with prospective sellers and buyers of aircraft.

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

Financing/Source of Funds

      The Company purchases new aircraft directly from manufacturers and used aircraft from airlines and other owners. The Company finances the purchase price of flight equipment from internally generated funds, secured and unsecured commercial bank financings and the issuance of commercial paper, public and private debt and preferred stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Customers

      At December 31, 2001, the Company had contracts to lease aircraft, and manage aircraft leased, to the following airlines: (domestic) Alaska Airlines, American Airlines, American Trans Air, America West, Continental Airlines, Frontier Airlines, Hawaiian Airlines, Jet Blue Airways, National Airlines, North American Airlines, Southwest Airlines, Sun Country Airlines and World Airways; (foreign) Aer Lingus, Aeris, Aero Continente, Aeroflot, Aero Lloyd Flugreisen, Aeromexico, Aerosvit, Air 2000, Air Anatolia, Air Asia, Air Atlanta Icelandic, Air Canada, Air Europa (Air España SPA), Air Europe SpA, Air France, Air India, Air Jamaica, Air Liberte, Air Macau, Air Madagascar, Air Malta, Air Mauritius, Air New Zealand, Air One, Air Seychelles, Air Tahiti NUI, Air Transat, Air Vanuatu, Alitalia, Ansett Australia, Asiana Airlines, Austrian Airlines, Avianca, Balair, Braathens S.A.F.E., Britannia Airways, British Airways, British Midland Airways, Blue Panorama, BWIA, Canadian Airlines, Cathay Pacific, China Airlines, China Eastern Airlines, China Hainan Airlines, China Northwest, China Southern Airlines, China Xinjiang, Cyprus Airways, Easy Jet, El Al Israel Airlines, Emirates, Estonian Air, Eurocypria, Eurofly, Finnair, Flash Airlines, Garuda Indonesia, GB Airways, Hapag-Lloyd Flug, Hong Kong Dragon Airlines (Dragonair), Iberia, Icelandair, JMC Airlines, KLM Royal Dutch Airlines, Lineas Aereas Privadas Argentinas, S.A. (LAPA), Lithuanian, Lloyd Aero Boliviano (LAB), Línea Aérea Nacional Chile, Lotus Air, LTU Luftransport-Unternehmen, Lufthansa, Malev, Mandarin Airlines, Martinair Holland, Meridiana, Mexicana, Middle East Airlines Airliban, Olympic Airways, Oman Aviation, Pegasus, Polynesian Airlines, QANTAS, Region Air, Rio Sul, Royal Jordanian, Sabre Airways, Sahara India Airlines, Shanghai, Shenzhen, Sichuan Airlines, Skymark, Skyservice Airlines, Spanair, Star Airlines, Sterling European, Swissair, TACV Cabo Verde, TAP Air Portugal, Turk Hava Yollari (THY), Transavia, Varig, VG Airlines, Vietnam Airlines, Virgin Atlantic Airways, Virgin Blue, Volare, Wuhan Airlines, Xiamen Airlines and Yemenia. No single customer accounted for more than 10% of total revenues in any of the last three years.

      Revenues include rentals of flight equipment to foreign airlines of $2,173,778,000 (2001), $2,026,017,000 (2000) and $1,842,126,000 (1999) comprising 87.9%, 88.0% and 88.5%, respectively, of total rentals of flight equipment. See Note J of Notes to Consolidated Financial Statements.

      The following table sets forth the dollar amount and percentage of total rental revenues attributable to the indicated geographic areas based on each airline’s principal place of business for the years indicated:

	2001		2000		1999

	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
Europe	$1,159,540	46.9%	$1,054,783	45.8%	$946,335	45.5%
Asia/Pacific	552,853	22.3	462,426	20.1	421,337	20.3
United States and Canada	455,680	18.4	437,745	19.0	389,593	18.7
Central and South America and Mexico	199,026	8.0	229,438	10.0	201,405	9.7
Africa and the Middle East	106,685	4.4	117,048	5.1	121,885	5.8

	$2,473,784	100.0%	$2,301,440	100.0%	$2,080,555	100.0%

      The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue based on each airline’s principal place of business for the years indicated:

	2001		2000		1999

	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
United States	$300,006	12.1%	$275,423	12.0%	$238,429	11.5%
United Kingdom	283,090	11.4	276,340	12.0	292,278	14.0
China (including Macau and Hong Kong)*	265,871	10.8	251,372	10.9	255,922	12.3
* Macau	34,149		33,504		36,128
Hong Kong	92,117		77,364		84,787

      Many foreign countries have currency and exchange laws regulating the international transfer of currencies. The Company attempts to minimize its currency and exchange risks by negotiating most of its aircraft leases and all of its sales transactions in U.S. dollars, and all guarantees obtained to support various lease agreements are denominated for payment in the same currency as the lease. The Company requires, as a condition to any foreign transaction, that the lessee or purchaser in a foreign country first obtain, if required, written approval of the appropriate government agency, finance ministry or central bank for the remittance of all funds contractually owed to the Company in U.S. dollars. Some of the Company’s leases are negotiated in Euros to meet the needs of a growing number of airlines. As the Euro to U.S. Dollar exchange rate fluctuates, airlines’ interest in entering into Euro denominated lease agreements will change. Once an airline and the Company agree to the rental payment currency, it remains for the term of the lease. Euro denominated leases are primarily used as a hedge against Euro denominated debt obligations of the Company. As a result, the Company currently has sufficient Euro inflows from leases and currency swaps to meet its Euro denominated debt obligations. Foreign currency risk has, to date, been immaterial to the Company.

      The Company has restructured leases with both foreign and domestic lessees. Such restructurings have involved the voluntary termination of leases prior to lease expiration, the replacement of leased aircraft with smaller, less expensive leased aircraft, the arrangement of subleases from the primary lessee to another airline and the rescheduling of lease payments. In some situations where the Company repossesses an aircraft, it may decide to export the aircraft from the lessee’s jurisdiction. In the majority of these situations, the Company obtains the lessee’s cooperation and the return and export of the aircraft is immediate. In some situations, however, the lessees have not cooperated in returning aircraft, in which case the Company has had to take legal action in the appropriate jurisdictions which has delayed the ultimate return and export of the aircraft. In addition, in connection with the repossession of an aircraft, the Company may be required to pay outstanding mechanic’s, airport and other operating liens on the repossessed aircraft, which could include charges relating to other aircraft operated by the lessee.

      The Company’s revenues and income may be affected by political or economic instability abroad, changes in national policy, competitive pressures on certain air carriers, fuel shortages, labor stoppages, recessions and other political or economic events adversely affecting world or regional trading markets or impacting a particular customer.

      As a result of the September 11, 2001 terrorist attacks on the United States and the general slowdown of the United States economy both before and after the attacks, many United States and international commercial air carriers are experiencing a reduction in passenger traffic and an actual or potential increase in costs, including insurance premiums and security costs. In addition, many United States and international commercial air carriers announced reductions in their long-term schedules and initiated cost reduction programs. The Company can give no assurance that these and other factors affecting the airline industry will not adversely affect its business.

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

      In every foreign country, similar government agencies regulate the country’s air carriers, the operations of foreign airlines in the country and the registration of aircraft. Like the FAA, the civil aviation authority in a foreign country can suspend or revoke the operating authority of an airline and ground aircraft for safety reasons.

      Since the Company does not itself operate its aircraft for public transportation of passengers and property, the Company is not directly subject to the regulatory jurisdiction of the U.S. Departments of Transportation and State or their counterpart organizations in foreign countries.

      The Company’s relationship with the FAA consists of the registration with the FAA of those aircraft which are leased by the Company to U.S. carriers and to a number of foreign carriers where, by agreement, the aircraft are to be registered in the United States. In limited circumstances, the Company also obtains from the FAA, or its designated representatives, a U.S. Certificate of Airworthiness for a particular aircraft or a ferry flight permit.

      The Company’s involvement with the civil aviation authorities of foreign jurisdictions consists largely of requests to register and deregister the Company’s aircraft on lease to carriers in those countries.

      The Company also works with U.S. Customs with respect to the import and export of the Company’s aircraft into and from the United States for maintenance or lease.

Employees

      The Company is in a capital intensive rather than a labor intensive business. As of December 31, 2001, the Company had 115 full-time employees, which it considered adequate for its business operations. The Company will expand its management and administrative personnel, as necessary, to meet future growth. None of the Company’s employees is covered by a collective bargaining agreement and the Company believes that it has maintained excellent employee relations. The Company provides certain employee benefits, including retirement plans and health, life, disability and accident insurance.

Insurance

      The Company requires its lessees to carry those types of insurance which are customary in the air transportation industry, including comprehensive liability insurance and aircraft hull insurance. In general, the Company is an additional insured on liability policies carried by the lessees. The Company obtains certificates of insurance from the lessee’s insurance brokers. All certificates of insurance contain a breach of warranty endorsement so that the interests of the Company are not prejudiced by any act or omission of the operator-lessee.

      Insurance premiums are paid by the lessee, with coverage acknowledged by the broker or carrier. The territorial coverage is, in each case, suitable for the lessee’s area of operations and the certificates of insurance contain, among other provisions, a “no co-insurance” clause and a provision prohibiting cancellation or material change without at least 30 days advance written notice to the insurance broker, who is obligated to give prompt notice to the Company. Furthermore, the insurance is primary and not contributory and all insurance carriers are required to waive rights of subrogation against the Company.

      The stipulated loss value schedule under aircraft hull insurance policies is on an agreed value basis acceptable to the Company, which usually exceeds the book value of the aircraft. In cases where the Company believes that the agreed value stated in the lease is not sufficient, the Company purchases additional Total Loss Only coverage for the deficiency. Aircraft hull policies contain standard clauses covering aircraft engines. All deductibles are required to be paid by the lessee. Furthermore, the aircraft hull policies contain full war risk endorsements, including, but not limited to, confiscation (where available), seizure, hijacking and similar forms of retention or terrorist acts. Lease agreements generally require liability limits to be in U.S. Dollars, which are shown on the certificate of insurance.

      The comprehensive liability insurance listed on certificates of insurance include provisions for bodily injury, property damage, passenger liability, cargo liability and such other provisions reasonably necessary in commercial passenger and cargo airline operations. Such certificates of insurance list combined comprehensive single liability limits of not less than $250 million. As a result of the terrorist attacks on September 11, 2001, the insurance market unilaterally imposed a sublimit on each operator’s policy for third party war risk liability in the amount of $50 million. The Company requires each lessee to purchase higher limits of third party war risk liability or obtain an indemnity from their government. Additionally, all aircraft in the Company’s fleet are covered by contingent liability insurance and contingent hull insurance.

      The Company also maintains other insurance covering the specific needs of its business operations. Insurance policies are generally placed or reinsured through AIG subsidiaries, with costs allocated back to the Company. The Company believes that its insurance is adequate both as to coverage and amount.

Forward-Looking Statements

      This annual report on Form 10-K contains or incorporates statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-K and include statements regarding, among other matters, the Company’s growth and acquisition opportunities, the Company’s acquisition strategy, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company’s financial condition or results of operations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and “should” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or industry results to vary materially from the Company’s future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry economic and business conditions, which will, among other things, affect demand for aircraft, availability and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives and environmental and safety requirements. The Company will not update any forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

Item 2. Properties

Flight Equipment

      The Company’s management frequently reviews opportunities to acquire suitable commercial jet aircraft based not only on market demand and customer airline requirements, but also on the Company’s fleet portfolio mix criteria and planning strategies for leasing. Before committing to purchase specific aircraft, the Company takes into consideration factors such as estimates of future values, potential for remarketing, trends in supply and demand for the particular type, make and model of aircraft and engines, and anticipated obsolescence. As a result, certain types and vintages of aircraft do not necessarily fit the profile for inclusion in the Company’s portfolio of aircraft owned and used in its leasing operations.

      At December 31, 2001, all of the Company’s fleet was Stage III compliant, meaning that the aircraft hold or are capable of holding a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention or have been shown to comply with the Stage III noise levels set out in Section 36.5 of Appendix C of Part 36 of the Federal Aviation Regulations of the United States. At December 31, 2001, the average age of the Company’s aircraft was 4.59 years.

      The following table shows the scheduled lease terminations (for the minimum noncancelable period) by aircraft type for the Company’s operating lease portfolio at December 31, 2001:

Aircraft Type	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	Total

737-300/400/500	9	26	11	14	12	4	1	2								79
737-700/800				5	6	5	7		7	13	1		1		6	51
757-200	3	9	6	10	7	15	4		2							56
767-200			1		2											3
767-300	3	13	12	9	2	4	3	4			1					51
777-200			4	2	3		2	2		2	2					17
777-300						1	1									2
747-300			1	1												2
747-400	3	2	1	2			1	2								11
MD-83			1													1
DC10-30							2									2
MD-11				3	3											6
A300-600R		2		2												4
A310-300	2	1	1	1	1											6
A319		2		9	7	1				3			2	1		25
A320	3	17	8	7	13			4			4	5				61
A321	1	9	8	2	5	6	5									36
A330-200		3	1		1	4	2	4	2	1	4					22
A330-300	2	4	1	1	1		1	1								11
A340		5	2	1	2	2		1	2							15

Total	26	93	58	69	65	42	29	20	13	19	12	5	3	1	6	461

      This schedule includes 18 aircraft leased by the Company and subleased to others and excludes ten aircraft which were not subject to lease at December 31, 2001, seven of which were leased at March 20, 2002.

Commitments

      At December 31, 2001, the Company had committed to purchase the following aircraft at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $32.1 billion for delivery as shown:

Aircraft Type	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total

737-400	2									2
737-600/700/800(a)	26	20	26	28	23	23				146
757-200	2									2
767-300	2			1						3
777-200	4	3	4	5	5	4	3	3		31
777-300	3	3	2	2	2					12
747-400	2	2		1						5
A310-200/300	2	4								6
A318-100			3	6	6	5				20
A319-100	9	11	17	14	10	12	10	6		89
A320-200	12	17	13	10	14	14	20	10		110
A321-200	5	6	6	7	6	7	9	5		51
A330-200	13	7	5	7	8	7	8			55
A340-500/600(a)	2	2		3	3					10
A380-100					1	1	2	3	2	9

Total	84	75	76	84	78	73	52	27	2	551

(a)	The Company has the right to designate the size of the aircraft within the specific model type at specific dates prior to contractual delivery.

      At December 31, 2001, the Company had options to purchase the following aircraft at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $3.0 billion for delivery as shown:

Aircraft Type	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total

737-600/700/800		3	1	1	2	3				10
777-200/300			2	1	1	2				6
A319-100		1	1	2	1					5
A320-200		1	2	3	2	2	1			11
A321-200			2	1	2	1	1			7
A330-200			2	2	1	1	1			7
A340-500/600			2							2
A380-100						1				1

Total	0	5	12	10	9	10	3	0	0	49

      Management anticipates that a significant portion of such aggregate purchase price will be funded by incurring additional debt. The exact amount of the indebtedness to be incurred will depend upon the actual purchase price of the aircraft, which can vary due to a number of factors, including inflation, and the percentage of the purchase price of the aircraft which must be financed. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      The aircraft listed above are being purchased pursuant to master agreements with each of The Boeing Company (“Boeing”) and AVSA, S.A.R.L., the sales subsidiary of Airbus Industrie (“Airbus”). These agreements establish the pricing formulas (which include certain price adjustments based upon inflation and other factors) and various other terms with respect to the purchase of aircraft. Under certain circumstances, the Company has the right to alter the mix of aircraft type ultimately acquired. As of December 31, 2001, the

Company had made non-refundable deposits (exclusive of capitalized interest) with respect to the aircraft which the Company has committed to purchase of approximately $724,000,000 and $468,000,000 with Boeing and Airbus, respectively.

      As of March 20, 2002, the Company had entered into contracts for the lease of all of the 84 aircraft to be delivered in 2002, 65 of the 75 aircraft to be delivered in 2003, 20 of the 76 aircraft to be delivered in 2004, 7 of the 84 aircraft to be delivered in 2005 and 0 of the 232 aircraft to be delivered subsequent to 2005. The Company will need to find customers for aircraft presently on order and not subject to contract and any new aircraft ordered and will need to arrange financing for portions of the purchase price of such equipment. Although the Company has been successful to date in placing its new aircraft on lease and has obtained adequate financing in the past, there can be no assurance as to the future continued availability of lessees or of sufficient amounts of financing on terms acceptable to the Company.

Facilities

      The Company’s principal offices are located at 1999 Avenue of the Stars, Los Angeles, California. The Company occupies space under leases which expire in 2005. As of December 31, 2001, the Company occupied approximately 54,000 square feet of office space. The leases provide for annual rentals of approximately $3,000,000, and the rental payments thereunder are subject to certain indexed escalation provisions. The Company signed a lease for approximately 127,000 square feet of office space at 10270 Constellation Avenue, Los Angeles, California starting in 2004. The lease provides for average annual rent of approximately $9,000,000.

Item 3. Legal Proceedings

      The Company is not a party to any significant legal proceedings.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company is indirectly wholly owned by AIG and the Company’s common stock is not listed on any national exchange or traded in any established market. During the years ended December 31, 2001, 2000 and 1999, the Company paid cash dividends to its parent company of $83,500,000, $206,000,000, and $69,500,000, respectively. It is the intent of the Company to pay its parent company an annual dividend of at least 7% of net income subject to the dividend preference of any preferred stock outstanding. Under the most restrictive provisions of the Company’s borrowing arrangements, consolidated retained earnings at December 31, 2001 in the amount of $989,898,000 were unrestricted as to the payment of dividends.

Item 6. Selected Financial Data

      The following table summarizes selected consolidated financial data and certain operating information of the Company. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Years Ended December 31,

	2001	2000	1999	1998	1997

	(Dollar amounts in thousands)
Operating Data:
Rentals of flight equipment	$2,473,784	$2,301,440	$2,080,555	$1,853,983	$1,732,667
Flight equipment marketing	62,883	99,716	147,216	118,183	176,005
Interest and other income	80,046	77,589	72,317	73,500	49,335
Total revenues	2,616,713	2,478,745	2,300,088	2,045,666	1,958,007
Expenses	1,862,994	1,772,552	1,596,683	1,483,392	1,431,848
Income before income taxes and cumulative effect of accounting change	753,719	706,193	703,405	562,274	526,159
Net income	507,866	468,901	453,447	369,352	338,684
Ratio of Earnings to Fixed Charges and Preferred Stock Dividends(1):	1.75x	1.68x	1.75x	1.60x	1.58x
Balance Sheet Data:
Flight equipment under operating leases (net of accumulated depreciation)	$20,983,197	$17,878,389	$16,096,053	$14,872,430	$12,792,531
Net investment in finance and sales-type leases	142,013	114,062	56,555	89,904	98,026
Total assets	23,167,290	19,701,478	17,507,124	16,379,632	14,551,954
Total debt	15,920,025	13,421,526	11,861,796	11,184,010	9,954,362
Shareholders’ equity	3,963,675	3,463,779	3,210,192	2,844,375	2,517,188
Other Data:
Aircraft owned at period end(2)	453	383	338	329	299
Aircraft sold or remarketed during the period	7	20	51	31	57

(1) See Exhibit 12.

(2) See “Item 2. Properties — Flight Equipment.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Industry Condition

      The Company receives its revenue principally from airlines and companies associated with the airline industry. The airline industry is cyclical, economically sensitive and highly competitive. Airlines and related companies may be affected by political or economic instability abroad, changes in national policy, competitive pressures on certain air carriers, fuel shortages, labor stoppages, insurance cost, recessions, and other political or economic events adversely affecting world or regional trading markets. As such, the Company’s revenues and income will be affected by its customers’ ability to react to and cope with the competitive environment in which they operate. While worsening economic conditions have not materially affected the Company’s earnings to date, revenues and earnings could deteriorate in the future as a result of continuing weak global economic conditions.

      From time to time, certain of the Company’s customers have experienced economic difficulties resulting in the Company’s participation in customer restructurings. Such restructurings have involved the voluntary early termination of leases and the rescheduling of payments. In addition, in certain circumstances, the Company has been required to repossess aircraft.

      As a result of the September 11, 2001 terrorist attacks on the United States and the general slowdown of the United States economy both before and after the attacks, many United States and international commercial air carriers have announced reductions in their long-term schedules and have initiated cost reduction programs. On January 10, 2001, one of the Company’s customers, TWA, filed for protection under Chapter 11 of the United States Bankruptcy Code. American Airlines acquired substantially all of the assets and leases of TWA, including the leases of 16 aircraft owned by the Company. Three of the Company’s customers, Canada 3000, Swissair and Sabena, became insolvent in the fourth quarter of 2001 and have ceased operations or will cease operations. As of March 20, 2002, the Company had placed 30 of the 32 aircraft leased to these customers. In the first quarter of 2002, one of the Company’s customers, Sun Country, filed for protection under Chapter 11 of the United States Bankruptcy Code. As of March 20, 2002, the Company had placed all of the 5 aircraft previously leased to Sun Country. Further, the Company has experienced an increase in its number of customer restructurings. Load factors (% of seats filled, distance weighted) are approaching prior year levels, but ticket pricing remains weak. As a result, airlines still face significant economic challenges. The long-term effects of the September 11, 2001 attacks on the Company’s business and revenues are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war have created many economic and political uncertainties, which could adversely affect the Company’s business and revenues in the short and long-term in ways that cannot presently be predicted.

Critical Accounting Policies and Estimates

      The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue, depreciation, overhaul reserves, and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

      The Company believes the following critical accounting policies affect significant judgments and estimates used in the preparation of the consolidated financial statements.

      Lease Revenue: The Company, as lessor, leases flight equipment principally under operating leases and reports income over the life of the lease as rentals become receivable under the provisions of the lease, except when the lease has varying payments in which case the revenue is recorded under the straight-line method over the noncancelable term of the lease.

      Flight Equipment Marketing: The Company markets flight equipment and recognizes this revenue when the equipment is sold and the risk of ownership of the equipment is passed to the new owner.

      Flight Equipment: Flight equipment is stated at cost. Purchases, major additions, capitalized interest and modifications are capitalized. Normal maintenance and repairs and airframe and engine overhauls are paid for by the lessee. Generally, aircraft are depreciated using the straight-line method over a 25 year life from the date of manufacture to a 15% residual value. At the time assets are retired or sold, the cost and accumulated depreciation are removed from the related accounts and the difference, net of proceeds, is recorded as a gain or loss. The Company regularly reviews the carrying value, residual value and useful life of its flight equipment based on current and future revenue generating capacity. At such times, the Company may reduce the carrying value, residual value or useful life of specific aircraft.

      Capitalized Interest: The Company borrows funds to finance progress payments for the construction of flight equipment ordered. The Company estimates the interest incurred on such borrowings. This amount is capitalized and included in the cost of the equipment.

      Provision for Overhauls: Under the provisions of many leases, for certain airframe and engine overhauls, the lessee is reimbursed for costs incurred up to, but not exceeding, related hourly rentals paid to the Company by the lessee. The Company maintains reserves for the estimated reimbursements during the life of the lease. The reserve is adjusted based on hourly rentals received and historical and projected reimbursement rates.

Financial Condition

      The Company borrows funds to purchase flight equipment (see “Item 2. Properties — Commitments”), including funds for progress payments during the construction phase, principally on an unsecured basis from various sources. As of December 31, 2001, the Company had committed to purchase 551 aircraft from Boeing and Airbus at an estimated aggregate purchase price of approximately $32.1 billion for delivery through 2010 and options to purchase 49 additional aircraft at an estimated aggregate purchase price of approximately $3.0 billion. The Company currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements. At December 31, 2001, 2000 and 1999, the Company’s debt financing and capital lease obligations were comprised of the following:

	2001	2000	1999

	(Dollars in thousands)
Public term debt with single maturities	$4,704,201	$3,456,675	$3,721,330
Public medium-term notes with varying maturities	4,809,000	3,175,000	3,225,500
Capital lease obligations	365,289	463,362	669,576
Bank term debt	2,368,968	2,072,562	1,295,038

Total term debt, bank debt and capital lease obligations	12,247,458	9,167,599	8,911,444
Derivatives	185,859	—	—
Commercial paper	3,501,865	4,288,681	2,978,353
Less: Deferred debt discount	(15,157)	(34,754)	(28,001)

Debt financing and capital lease obligations	$15,920,025	$13,421,526	$11,861,796

Composite interest rate	5.07%	6.37%	6.14%
Percentage of total debt at fixed rate	78.81%	68.65%	69.28%
Composite interest rate on fixed debt	5.78%	6.20%	6.06%
Bank prime rate	4.75%	9.50%	8.50%

Public Debt

      The interest on substantially all of the public debt (exclusive of the commercial paper) is fixed for the term of the note.

      The Company has the ability to borrow under various public debt financing arrangements as follows:

	Maximum	Sold(a)	Sold(a)
	Offering	December 31, 2001	March 15, 2002

	($ in millions)
Registration statement dated May 10, 2001 (including $2.0 billion Medium-Term Note program)	$4,000	$3,100	$4,000
Registration statement dated January 28, 2002 (including $1.0 billion Medium-Term Note program)	4,000	—	$1,000
Euro Medium-Term Note Programme dated June 2001	2,000	771 (b)	771 (b)

(a)	Includes amounts outstanding under Medium-Term Note programs implemented under each of the registration statements.

(b)	The Company has hedged the foreign currency risk of the notes through operating lease payments or derivatives.

Capital Lease Obligations

      The Company has Export Credit Lease financings which provide ten year, amortizing loans in the form of capital lease obligations. The interest rate on 62.5% of the original financing available is 6.55% and the interest rate on 22.5% of the original financing available is fixed at rates varying between 6.18% and 6.89%. These two tranches are guaranteed by various European Export Credit Agencies. The remaining 15% of the original financing available provides for LIBOR based pricing. This 15% tranche was prepaid in 2000. The remaining debt matures through 2005.

Bank Term Debt

      In January 1999, the Company entered into an Export Credit Facility, up to a maximum of $4.3 billion, for approximately 75 aircraft to be delivered from 1999 through 2001. The Company had the right, but was not required, to use the facility to fund 85% of each aircraft’s purchase price. This facility is guaranteed by various European Export Credit Agencies. The interest rate varies from 5.753% to 5.898% on the 75 aircraft depending on the delivery date of the aircraft. The Company financed 62 aircraft with $2.8 billion under this facility.

Commercial Paper

      The Company currently has a $4.8 billion Commercial Paper Program. Under this program, the Company may borrow in minimum increments of $100,000 for a period from one day to 270 days. It is the Company’s intention to sell commercial paper not to exceed one and a half times the aggregate amount of the backup facilities available. The weighted average interest rate of the Company’s Commercial Paper Program was 4.10%, 6.41% and 5.32% at December 31, 2001, 2000 and 1999, respectively. At December 31, the composite commercial paper interest rate was 2.24% (2001), 6.63% (2000) and 5.87% (1999).

Bank Commitments

      As of December 31, 2001, the Company had committed revolving loans and lines of credit with 46 commercial banks aggregating $3.2 billion. These revolving loans and lines of credit principally provide for interest rates that vary according to the pricing option in effect at the time of borrowing. Pricing options include prime, a range from .20% over LIBOR to ..35% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The revolving loans and lines of credit are subject to facility fees of up to .08% of amounts available. In January 2002, the Company replaced $3.05 billion of committed loans and lines of credits with new facilities from a total of 18 banks, totaling $2.55 billion. The revolving loans and lines of credit now total $2.7 billion and provide for pricing options including prime and a spread from .25% to .35% over LIBOR, based upon utilization. In addition, the facilities are subject to facility fees of up to .10% of amounts available. Such financing is used primarily as backup for the Company’s Commercial Paper program. The Company is in negotiations to expand its backup facilities.

Other

      In 1995, 1996 and 1997, the Company, through subsidiaries, entered into sale-leaseback transactions providing proceeds to the Company in the amounts of $413.0 million, $507.6 million and $601.9 million, respectively, each relating to seven aircraft. The transactions resulted in the sale and leaseback of these aircraft under one year operating leases, each with six one year extension options for a total of seven years for each aircraft. The Company has not recorded any gains related to the transactions. The Company has the option to either buy back the aircraft or redeliver the aircraft for a fee to the lessor at the end of any lease period. The lease rates equate to fixed principal amortization and floating interest payments based on LIBOR or commercial paper pricing. As of March 15, 2002, the Company had repurchased three aircraft which were sold to third parties. If the Company decides not to negotiate extensions of the one year operating lease options as they terminate in December 2002 and September 2003 and 2004, it will be required to borrow additional funds to terminate the transactions and reacquire the assets. The estimated remaining minimum lease payments (exclusive of the interest component of rent) and buy-back amounts, assuming the contractual end of the transactions are $303,974 (2002), $390,810 (2003) and $462,391 (2004). The Company did not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. The Company may, however, from time to time enter into joint ventures or other partnership arrangements with the limited purpose to lease aircraft.

      In the normal course of business, the Company employs a variety of derivative products to manage its exposure to interest rates and the resulting impact of changes in interest rates on earnings, with the objective to lower its overall borrowing cost and to maintain its optimal mix of variable and fixed rate interest obligations. The Company only enters into derivative transactions to hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements, currency swap agreements, and interest rate floors.

      The counterparty to the Company’s derivative instruments is AIG Financial Products Corp. (“AIGFP”), a related party with the highest ratings, who enters into identical transactions with independent third parties on an arm’s length basis. The derivatives are subject to a bilateral security agreement which, in certain circumstances, may allow one party to the agreement to require the second party to the agreement to establish a cash collateral account. It is management’s belief that any failure of the instruments or counterparty to perform under the derivative contracts would have an immaterial impact on the Company’s financial condition and results of operations.

      The Company is in compliance with all covenants or other requirements set forth in its credit agreements. Further, the Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt. However, a downgrade in the Company’s credit rating could adversely affect the Company’s ability to borrow on, renew existing, or obtain access to new financing arrangements and would increase the cost of such financing arrangements. For example, a downgrade in credit rating could preclude the Company from issuing commercial paper under its current program. Should this occur the Company would seek alternative sources of funding, including issuance of bonds under its existing shelf registration. In addition, the Company has the ability, at its option, to draw upon its revolving loans and lines of credit facilities.

      The Company received $400.0 million from AIG for the issuance of Series A Preferred Stock and repurchased $250.0 million of its Market Auction Preferred Stock during the year ended December 31, 2001. AIG has no obligation to contribute additional equity to the Company.

      The following summarizes the Company’s contractual obligations at December 31, 2001, and the possible effect of such obligations on the Company’s liquidity and cash flows in future periods.

Existing Commitments (Exclusive of Interest)

	Commitments Due by Period

	Total	2002	2003	2004	2005	2006	Thereafter

	(Dollars in thousands)
Medium Term and Long Term Debt	$11,974,297	$2,930,554	$3,005,674	$3,176,623	$579,174	$1,234,174	$1,048,098
Capital Lease Obligations	365,289	104,667	111,745	105,194	43,683	—	—
Commercial Paper	3,501,865	3,501,865	—	—	—	—	—
Operating Leases	131,024	3,150	3,276	11,257	11,404	8,491	93,446
Operating Leases under Sales-Lease-Back Transactions	1,157,175	303,974	390,810	462,391	—	—	—
Purchase Commitments	32,091,900	4,893,200	3,784,600	3,898,700	4,832,100	4,734,200	9,949,100

Total	$49,221,550	$11,737,410	$7,296,105	$7,654,165	$5,466,361	$5,976,865	$11,090,644

Contingent Commitments

	Contingency expiration by period

	Total	2002	2003	2004	2005	2006	Thereafter

	(Dollars in thousands)
Purchase Options on New Aircraft	$2,956,400	—	$187,800	$697,300	$621,600	$555,900	$893,800
Put Options(1)	567,394	—	231,614	67,422	256,658	—	11,700
Asset Value Guarantees(1)	204,898	$68,895	63,000	4,726	11,041	14,492	42,744
Loan Guarantees(1)	58,836	5,000	27,303	12,463	3,000	6,000	5,070
Lines of Credit	10,000	10,000	—	—	—	—	—

Total	$3,797,528	$83,895	$509,717	$781,911	$892,299	$576,392	$953,314

(1)	As a complement to the Company’s leasing operation, it participates with banks, airlines and other financial institutions in assisting in financing aircraft by providing asset guarantees, put options, or loan guarantees collateralized by aircraft. As a result, should the Company be called upon to fulfill its obligations, the Company would have recourse to the value of the underlying aircraft.

Results of Operations

      The increase in revenues from rentals of flight equipment from $2,080.6 million in 1999 to $2,301.4 million in 2000 and $2,473.8 million in 2001 is due to the increase in the number of aircraft available for operating lease from 357 in 1999 to 402 in 2000 to 471 in 2001. The increase is also attributable to the increase in the cost of the fleet, which includes aircraft subject to sale-leaseback transactions from which rental income is earned, from $19.7 billion in 1999 and $22.0 billion in 2000 to $25.8 billion in 2001.

      In addition to its leasing operations, the Company engages in the marketing of flight equipment at the end of, or during, the lease term, as well as the sales of flight equipment on a principal and commission basis. Revenue from such flight equipment marketing decreased from $147.2 million in 1999 to $99.7 million in 2000 and $62.9 million in 2001 as a result of the type and the number of the flight equipment marketed in each period which decreased from 51 aircraft in 1999 to 20 in 2000 and 7 in 2001. In addition, the Company sold 13 engines (1999), 7 engines (2000) and 5 engines (2001).

      Interest expense increased from $686.8 million in 1999 to $773.5 million in 2000 and $792.6 million in 2001, as a result of an increase in debt outstanding, to finance aircraft acquisitions, excluding the effect of debt discount of $11.9 billion in 1999, $13.5 billion in 2000 and $15.9 billion in 2001, offset in part by lower composite borrowing rates during 1999 and 2001. The Company’s composite borrowing rate fluctuated as follows:

ILFC Composite Interest Rates and Prime Rate

(INTERNATIONAL LEASE GRAPH)

	Composite-All	Composite-Fixed	Prime Rate

Dec-98	6.03	6.41	7.75
Mar-99	5.90	6.25	7.75
Jun-99	5.85	6.17	7.75
Sep-99	6.03	6.03	8.25
Dec-99	6.14	6.06	8.50
Mar-00	6.12	6.00	9.00
Jun-00	6.33	6.13	9.50
Sep-00	6.38	6.15	9.50
Dec-00	6.37	6.20	9.50
Mar-01	5.92	6.13	8.00
Jun-01	5.49	5.93	6.75
Sep-01	5.21	5.88	6.00
Dec-01	5.07	5.78	4.75

      The Company adopted SFAS 133 on January 1, 2001 (see notes to the financial statements). The transition adjustment in the amount of $15.2 million is accounted for as the cumulative affect of an accounting change. Interest expense for the year ended December 31, 2001 includes a $0.6 million credit related to the application of SFAS 133.

      Depreciation of flight equipment increased from $637.3 million in 1999 to $705.7 million in 2000 and $802.8 million in 2001 due to the increased cost of the fleet. The cost of flight equipment (which excludes aircraft subject to sale-leaseback) during the same periods increased from $18.2 billion at December 31, 1999 to $20.5 billion in 2000 to $24.4 billion in 2001.

      Provisions for overhauls increased from $94.5 million in 1999 to $104.5 million in 2000 due to an increase in the number of aircraft and aggregate number of hours flown on which the Company collects overhaul revenue and decreased to $94.4 million in 2001 due to the effect of favorable payout factors realized. A decrease or increase in the number of aircraft may result in a corresponding change in the aggregate number of hours flown, for which overhaul reserves are provided.

      Flight equipment rent increased from $130.0 million in 1999, to $141.0 million in 2000 and decreased to $108.0 million in 2001 due to a change in the lease rates resulting from changes in interest rates, affecting the floating rate component of the lease rates. The interest effect is partially offset or enhanced by annual principal amortization. The Company, through subsidiaries, has entered into sale-leaseback transactions relating to

21 aircraft. As of March 15, 2002, the Company had repurchased three of the aircraft, previously subject to sale-lease back transactions, which were then sold to third parties.

      Selling, general and administrative expenses remained relatively constant from 1999 to 2000, but increased from $47.9 million in 2000 to $65.2 million in 2001 primarily due to an increase in costs related to the reconfiguration and re-delivery of aircraft from one lessee to another.

      The effective tax rate fluctuated from 35.5% in 1999 to 33.6% in 2000, to 34.6% in 2001 as a result of the effect of state taxes, foreign taxes and benefits related to the Company’s foreign sales corporation.

New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards No. 142, “Goodwill and Other Intangible Assets”, (SFAS 142) which addresses the accounting for goodwill and other intangible assets after an acquisition. This statement requires that goodwill and intangible assets with indefinite lives no longer be amortized, but must be reviewed for impairment at least annually. The statement is effective for financial years beginning after December 15, 2001 (January, 2002 for the Company).

      In June 2001, the FASB issued Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143) which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for asset retirement obligations be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Company).

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business.” SFAS 144 is effective for all fiscal quarters of all fiscal years beginning after December 15, 2001 and interim periods within those fiscal years (January 1, 2002 for the Company).

      The Company does not expect a significant impact from adopting SFAS 142, SFAS 143 and SFAS 144 on its results of operations, financial conditions or cash flows.

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

      The Company is exposed to market risk and the risk of loss of fair value resulting from adverse fluctuations in interest rates and foreign exchange prices. As of December 31, 2001, 2000 and 1999, the Company statistically measured the loss of fair value through the application of a VaR model. In this analysis the net fair value of the Company was determined using financial instrument assets. This included tax adjusted future flight equipment lease revenues, aircraft residual values at maturity of the lease contracts and financial instrument liabilities, which included future servicing of current debt. The impact of current derivative positions was also taken into account.

      The Company calculated the VaR with respect to the net fair value by using historical scenarios. This methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent two and three years of historical information for interest rates and foreign exchange rates were used to construct the historical scenarios at December 31, 1999, 2000 and 2001 respectively. For each scenario, each financial instrument is re-priced. Scenario values for the Company are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum adverse deviation in fair market value incurred by these scenarios with 95% confidence (i.e. only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period is assumed in computing the VaR figure. As December 31, the VaR for the Company with respect to its fair value was $50 million (1999), $11 million (2000) and $10 million (2001).

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

      (b) Reports on Form 8-K: Current Report on Form 8-K:

      Form 8-K, event date October 2, 2001 (Item 7)

      Form 8-K, event date October 3, 2001 (Item 7)

      Form 8-K, event date October 12, 2001 (Item 7)

      Form 8-K, event date November 14, 2001 (Item 7)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

FORM 10-K

Items 8, 14(a), and 14(c)

INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

      The following consolidated financial statements of the Company and its subsidiaries required to be included in Item 8 are listed below:

      The following financial statement schedule of the Company and its subsidiaries is included in Item 14(a)(2):

Schedule Number	Description	Page

II	Valuation and Qualifying Accounts	44

      All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

      The following exhibits of the Company and its subsidiaries are included in Item 14(c):

Exhibit
Number	Description

3.1	Restated Articles of Incorporation of the Company, as amended through December 9, 1992, filed November 3, 1993 (filed as an exhibit to Registration Statement No. 33-50913 and incorporated herein by reference).
3.2	Certificate of Determination of Preferences of Series C Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.3	Certificate of Determination of Preferences of Series D Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.4	Certificate of Determination of Preferences of Series E Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.5	Certificate of Determination of Preferences of Series F Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.6	Certificate of Determination of Preferences of Series G Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).
3.7	Certificate of Determination of Preferences of Series H Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).
3.8	Certificate of Determination of Preferences of Preferred Stock of the Company.
3.9	By-Laws of the Company, including amendment thereto dated August 31, 1990 (filed as an exhibit to Registration Statement No. 33-37600 and incorporated herein by reference).

Exhibit
Number	Description

4.1	Indenture dated as of November 1, 1991, between the Company and U.S. Bank Trust National Association (successor to Continental Bank, National Association), as Trustee (filed as an exhibit to Registration Statement No. 33-43698 and incorporated herein by reference).
4.2	First supplemental indenture, dated as of November 1, 2000, to the Indenture between the Company and U.S. Bank Trust National Association. (filed as an exhibit to Form 10K for the year ended December 31, 2000 and incorporated herein by reference).
4.3	Second supplemental indenture, dated as of February 28, 2001, to the Indenture between the Company and U.S. Bank Trust National Association. (filed as an exhibit to Form 10Q for the quarter ended March 31, 2001 and incorporated herein by reference).
4.4	Third supplemental indenture, dated as of September 26, 2001, to the Indenture between the Company and U.S. Bank Trust National Association. (filed as an exhibit to Form 10Q for the quarter ended September 30, 2000 and incorporated herein by reference).
4.5	Indenture dated as of November 1, 2000, between the Company and the Bank of New York, as Trustee (filed as an exhibit to Registration No. 33-49566 and incorporated herein by reference).
4.6	The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
10.1	Revolving Credit Agreement, dated as of January 17, 1997, among the Company, Citicorp USA, Inc as successor to Union Bank of Switzerland, New York Branch, and the other banks listed therein providing up to $1,250,000,000 (five year facility) (filed as an exhibit to Form 10-K for the year ended March 31, 1996 and incorporated herein by reference).
10.2	Amendment to Revolving Credit Agreement, dated as of January 17, 2002 among the Company, Citicorp USA, Inc., and the other banks listed therein providing up to $1,000,000,000 (three year facility).
10.3	Revolving Credit Agreement, dated as of November 17, 1999 among the Company, Citicorp USA, Inc. and other banks listed therein (364 day facility) (filed as an exhibit to Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.4	Amendment to Revolving Credit Agreement, dated as of November 15, 2000, among the Company, Citicorp USA, Inc., and the other banks listed therein providing up to $1,800,000,000 (364 day facility). (filed as an exhibit to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.5	Second amendment to Revolving Credit Agreement, dated as of January 17, 2002, among the Company, Citicorp USA Inc., and the other banks listed therein providing up to $1,500,000,000 (364 day facility).
10.6	Aircraft Facility Agreement, dated as of January 19, 1999, among the Company, Halifax PLC and the other banks listed therein providing up to $4,327,260,000 for the financing of approximately seventy-five Airbus aircraft (filed as an exhibit to Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.7	Boeing Purchase Agreement No. 2241 and related letter agreements, all dated July 30, 1999, between the Company and the Boeing Company (filed as an exhibit to Form 10-Q for the quarter ended September 30, 1999) (confidential treatment granted).
10.8	Supplemental Agreement #5, dated December 29, 2000, to the Boeing Purchase Agreement No. 2241 between the Company and the Boeing Company (filed as an exhibit to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference). (confidential treatment granted).
12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.
23	Consent of PricewaterhouseCoopers LLP, dated March 22, 2002.

REPORT OF INDEPENDENT ACCOUNTANTS

To The Shareholders and Board of Directors

International Lease Finance Corporation
Los Angeles, California

      In our opinion, the consolidated financial statements listed in the accompanying index appearing under Items 14(a)(1) and (2) on page 19 present fairly, in all material respects, the financial position of International Lease Finance Corporation and its subsidiaries (the “Company”) at December 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note L to the consolidated financial statements, on January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 “Accounting for Certain Derivative Instruments and Certain Hedging Activities”.

PricewaterhouseCoopers LLP

Los Angeles, California
February 15, 2002

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

ASSETS

	December 31,

	2001	2000

Cash, including interest bearing accounts of $78,295 (2001) and $130,576 (2000)	$79,383	$134,653
Current income taxes	173,280	58,990
Notes receivable	252,264	296,063
Net investment in finance leases	142,013	114,062
Flight equipment under operating leases	24,400,217	20,534,304
Less accumulated depreciation	3,417,020	2,655,915

	20,983,197	17,878,389
Deposits on flight equipment purchases	1,321,699	1,058,182
Accrued interest, other receivables and other assets	130,471	93,719
Investments	56,236	45,086
Deferred debt issue costs — less accumulated amortization of $59,056 (2001) and $60,613 (2000)	28,747	22,334

	$23,167,290	$19,701,478

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accrued interest and other payables	$265,107	$249,179
Debt financing, net of deferred debt discount of $15,157 (2001) and $34,754 (2000)	15,554,736	12,958,164
Capital lease obligations	365,289	463,362
Security and other deposits on flight equipment	966,213	905,414
Rentals received in advance	114,874	129,152
Deferred income taxes	1,937,396	1,532,428
Commitments and contingencies — Note K

SHAREHOLDERS’ EQUITY
Preferred stock — no par value; 20,000,000 authorized shares: Series A Preferred Stock; $10,000,000 per share liquidation value; 40 shares issued and outstanding	400,000	—
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A, B and E (2001) and Series A, B, C, D, E, F, G and H (2000), each series having 500 shares issued and outstanding	150,000	400,000
Common stock — no par value; 100,000,000 authorized shares, 35,818,122 shares (2000 and 1999) issued and outstanding	3,582	3,582
Paid-in capital	579,955	579,955
Accumulated other comprehensive income (loss)	(50,629)	9,256
Retained earnings	2,880,767	2,470,986

	3,963,675	3,463,779

	$23,167,290	$19,701,478

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands)

	Years Ended December 31,

	2001	2000	1999

REVENUES:
Rental of flight equipment	$2,473,784	$2,301,440	$2,080,555
Flight equipment marketing	62,883	99,716	147,216
Interest and other	80,046	77,589	72,317

	2,616,713	2,478,745	2,300,088
EXPENSES:
Interest	792,611	773,539	686,767
Depreciation of flight equipment	802,850	705,715	637,256
Provision for overhauls	94,383	104,486	94,535
Flight equipment rent	107,992	140,956	130,026
Selling, general and administrative	65,158	47,856	48,099

	1,862,994	1,772,552	1,596,683

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	753,719	706,193	703,405
Provision for income taxes	261,044	237,292	249,958

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	492,675	468,901	453,447

Cumulative effect of accounting change (net of tax)	15,191	—	—

NET INCOME	$507,866	$468,901	$453,447

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share amounts)

	Market Auction
	Preferred Stock		Preferred Stock		Common Stock			Accumulated
								Other
	Number of		Number of		Number of		Paid-in	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Total

Balance at December 31, 1998	4,000	$400,000			35,818,122	$3,582	$579,955		$1,860,838	$2,844,375
Common stock dividends to AIG									(69,500)	(69,500)
Preferred stock dividends									(18,130)	(18,130)
Net income									453,447	453,447

Balance at December 31, 1999	4,000	$400,000			35,818,122	$3,582	$579,955		$2,226,655	$3,210,192
Common stock dividends to AIG									(206,000)	(206,000)
Preferred stock dividends									(18,570)	(18,570)
Comprehensive Income:
Net income									468,901	468,901
Other comprehensive income:
Foreign currency translation adjustment (net of tax of $5,399)								$9,256		9,256

Comprehensive Income										$478,157

Balance at December 31, 2000	4,000	$400,000			35,818,122	$3,582	$579,955	$9,256	$2,470,986	$3,463,779
Repurchase of preferred stock	(2,500)	(250,000)								(250,000)
Issuance of preferred stock			40	$400,000						400,000
Common stock dividends to AIG									(83,500)	(83,500)
Preferred stock dividends									(14,624)	(14,624)
Liquidation of subsidiary									39	39
Comprehensive Income:
Net income									507,866	507,866
Other comprehensive income:
Foreign currency translation adjustment (net of tax of $3,734)								7,706		7,706
Cash flow derivative transactions (net of tax of $(25,371))								(47,118)		(47,118)
Cumulative effect of accounting change (net of tax of $(11,024))								(20,473)		(20,473)

Comprehensive Income										$447,981

Balance at December 31, 2001	1,500	$150,000	40	$400,000	35,818,122	$3,582	$579,955	$(50,629)	$2,880,767	$3,963,675

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,

	2001	2000	1999

OPERATING ACTIVITIES:
Net income	$507,866	$468,901	$453,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	802,850	705,715	637,256
Deferred income taxes	437,629	298,944	95,398
Foreign exchange adjustment of Euro denominated debt	(76,193)	—	—
Change in derivative instruments	91,201	—	—
Amortization of deferred debt issue costs	19,597	9,762	8,260
Gain on sale of flight equipment included in amount financed	—	—	(7,631)
Increase in notes receivable	(37,286)	(76,237)	(67,867)
Equity in net (income) loss of affiliates	(702)	2,827	705
Change in unamortized debt discount	(1,557)	(6,753)	(13,148)
Changes in operating assets and liabilities:
Increase in accrued interest, other receivables and other assets	(35,921)	(15,894)	(21,521)
Increase (decrease) in accrued interest and other payables	15,929	(36,025)	45,887
(Increase) decrease in current income taxes receivable	(114,290)	(73,360)	30,377
(Decrease) increase in rentals received in advance	(14,278)	18,717	(9,247)

Net cash provided by operating activities	1,594,845	1,296,597	1,151,916

INVESTING ACTIVITIES:
Acquisition of flight equipment for operating leases	(4,109,812)	(2,990,287)	(3,446,630)
Acquisition of flight equipment for finance leases	(39,207)	(81,770)	—
(Increase) decrease in deposits and progress payments	(263,517)	(209,452)	57,466
Proceeds from disposal of flight equipment — net of gain	208,917	543,665	1,486,893
Advances on notes receivable	—	(20,702)	—
Collections on notes receivable	66,441	52,884	248,713
Collections on finance and sales-type leases (net of income amortized)	7,764	5,533	33,350
Decrease (increase) in investments	298	(42,286)	—
Dividends from unconsolidated subsidiaries	626	440	5,000

Net cash used in investing activities	(4,128,490)	(2,741,975)	(1,615,208)

FINANCING ACTIVITIES:
Issuance of preferred stock	400,000	—	—
Repurchase of preferred stock	(250,000)	—	—
Proceeds from debt financing	11,083,922	8,979,201	6,855,019
Payments in reduction of debt financing and capital lease obligations	(8,713,405)	(7,398,063)	(6,164,085)
Debt issue costs	(4,856)	(3,747)	(7,107)
Payment of common and preferred dividends	(98,085)	(224,570)	(87,630)
Increase (decrease) in customer deposits	60,799	104,101	(62,519)

Net cash provided by financing activities	2,478,375	1,456,922	533,678

Net (decrease) increase in cash	(55,270)	11,544	70,386
Cash at beginning of year	134,653	123,109	52,723

Cash at end of year	$79,383	$134,653	$123,109

(Table continued on next page)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Years Ended December 31,

	2001	2000	1999

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest (net of amount capitalized $58,845 (2001), $50,019 (2000) and $45,235 (1999)	$747,006	$720,966	$649,975
Income taxes, net	(54,115)	11,709	124,183

2001
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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note A — Summary of Significant Accounting Policies

      Organization: International Lease Finance Corporation (the “Company”) is primarily engaged in the acquisition of commercial jet aircraft and the leasing of those aircraft to airlines throughout the world. In addition to its leasing activities, the Company regularly sells aircraft from its leased aircraft fleet and aircraft owned by others to third party lessors and airlines and in some cases provides fleet management services to these buyers. The Company, in terms of the number and value of transactions concluded, is a major owner-lessor of commercial jet aircraft.

      Parent Company: International Lease Finance Corporation (the “Company”) is an indirect wholly owned subsidiary of American International Group, Inc. (“AIG”). AIG is a holding company which through its subsidiaries is primarily engaged in a broad range of insurance and insurance-related activities, financial services, retirement savings and assets management in the United States and abroad.

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

      Intercompany Allocations: The Company is party to cost sharing agreements with AIG. Generally, these agreements provide for the allocation of costs upon either a specific identification basis or a proportional cost allocation basis. The charges aggregated $1,001 (2001) $1,213 (2000) and $2,896 (1999).

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

      Generally, aircraft, including aircraft acquired under capital leases, are depreciated using the straight-line method over a 25 year life from the date of manufacture to a 15% residual value.

      At the time assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the related accounts and the difference, net of proceeds, is recorded as a gain or loss.

      The Company regularly reviews its flight equipment to determine that its carrying value is not impaired.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note A — Summary of Significant Accounting Policies (Continued)

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

      Financial Instruments: In the normal course of business, the Company utilizes derivative financial instruments to manage its exposure to interest rate risks and foreign currency risks. All derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as (1) a hedge of (a) the fair value of a recognized asset or liability or (b) an unrecognized firm commitment (a “fair value” hedge); (2) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge); or (3) a foreign-currency fair value or cash flow hedge (a “foreign currency” hedge). Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in accumulated other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g. until periodic settlements of the variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a foreign currency hedge are recorded in either current-period earnings or other accumulated comprehensive income, depending on whether the hedging relationship satisfies the criteria for a fair value or cash flow hedge. Changes in the fair value of derivative financial instruments that did not qualify for hedge treatment under SFAS 133 are reported in current-period earnings.

      The Company formally documents all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions. This includes linking all derivatives that are designated as fair value, cash flow, or foreign currency hedges to (1) specific assets or liabilities on the balance sheet or (2) specific firm commitments or forecasted transactions. The Company also assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flow of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company will discontinue hedge accounting prospectively, as discussed below.

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

      When hedge accounting is discontinued due to the Company’s determination that the derivative no longer qualifies as an effective fair value hedge, the Company will continue to carry the derivative on the balance sheet at its fair value, but cease to adjust the hedged liability for changes in fair value. When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note A — Summary of Significant Accounting Policies (Continued)

income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in accumulated other comprehensive income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings.

      Other Comprehensive Income (Loss): The Company reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” The Company’s other comprehensive income reported in shareholders’ equity as Accumulated Other Comprehensive Income (Loss) consists of assets and liabilities denominated in a foreign currency, translated into US dollars using the current exchange rate and the gains and losses associated with changes in fair value of derivatives designated as cash flow hedges in accordance with SFAS 133.

      Income Taxes: The Company and its U.S. subsidiaries are included in the consolidated federal income tax return and the combined California unitary tax return of AIG. The provision for income taxes is calculated on a separate return basis. Income tax payments are made pursuant to a tax payment allocation agreement whereby AIG credits or charges the Company for the corresponding increase or decrease (not to exceed the separate return basis calculation) in AIG’s current taxes resulting from the inclusion of the Company in AIG’s consolidated tax return. Intercompany payments are made when such taxes are due or tax benefits are realized by AIG. Current income taxes on the Consolidated Balance Sheet represent amounts receivable from AIG under the agreement.

      The deferred tax liability is determined based on the difference between the financial statement and tax basis of assets and liabilities and is measured at the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is determined by the change in the liability for deferred taxes (“Liability Method”).

      Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Reclassifications: Certain amounts have been reclassified in the 1999 and 2000 financial statements to conform to the Company’s 2001 presentation.

      New Accounting Pronouncements: The Company will adopt Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), and Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) for the fiscal year ended December 31, 2002. SFAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but must be reviewed for impairment at least annually. SFAS 143 requires the fair value of a liability for asset retirement obligations be recognized in the period incurred if a reasonable estimate of fair value can be made. SFAS 144 provides guidance for accounting for impairment or disposal of long-lived assets. The Company does not expect a significant impact from adopting these statements on its results of operations, financial position, or cash flows.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note B — Notes Receivable

      Notes receivable are primarily from the sale of and collaterized by flight equipment and are summarized as follows:

	2001	2000

Fixed rate notes receivable due in varying installments to 2011:
0% to 5.99%	$43,870	—
6% to 7.99%	139,299	$199,028
8% to 9.99%	53,509	50,387
10% to 12.99%	4,618	2,240
13% to 15%	—	5,763
LIBOR plus 1.1% to LIBOR plus 1.5% due in varying installments to 2002	10,968	38,645

	$252,264	$296,063

      Included above, the Company had notes receivable of $59,230 (2001) and $57,615 (2000) representing restructured lease payments.

      At December 31, 2001, the minimum future notes receivable payments to be received are as follows:

2002	$70,431
2003	66,636
2004	29,200
2005	18,176
2006	15,057
Thereafter	52,764

$252,264

      In 1998 and prior years, the Company sold notes receivable with certain limited recourse provisions to a related party of the Company. The notes sold in 1998 aggregated $68,694 and were sold at face value including accrued interest. The Company continues to collect payments on the notes, transfers the payments to the related party and receives a servicing fee. The Company recorded no gain or loss on the sale. The Company recorded servicing fee income of $0 (2001), $25 (2000) and $50 (1999) related to the notes sold. The notes had matured at December 31, 2001. During 2000, the Company repurchased one note sold in 1998. The note was not repurchased under the recourse provisions.

Note C — Net Investment in Finance Leases

      The following lists the components of the net investment in finance leases:

	2001	2000

Total lease payments to be received	$205,011	$164,771
Estimated residual values of leased flight equipment	49,045	34,214
Less: Unearned income	(112,043)	(84,923)

Net investment in finance and sales-type leases	$142,013	$114,062

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note C — Net Investment in Finance Leases (Continued)

      Minimum future lease payments to be received on finance leases at December 31, 2001 are as follows:

2002	$11,166
2003	15,353
2004	15,356
2005	14,556
2006	15,879
Thereafter	132,701

Total minimum lease payments to be received	$205,011

Note D — Investments

      Investments consist of the following:

	2001		2000

	Percent		Percent
	Owned	Amount	Owned	Amount

Cost method:
Air New Zealand(a)	.9%	$6,986	.9%	$6,986
American Trans Air(a)		30,000		30,000
Others		1,832		2,158
Equity method:
21937, LLC(b)	99%	10,782		—
ILTU Ireland(c)	50%	6,517	50.0%	5,826
Others		119		116

		$56,236		$45,086

(a)	In 2000, the Company invested $6,986 in common stock of Air New Zealand and $30,000 in American Trans Air (“ATA”) non-voting preferred stock.

(b)	In 2001, the Company contributed an aircraft with a net book value of $11,372 for a 99% interest in 21937, LLC, a joint venture that leases the aircraft to a third party. This investment is not consolidated due to the Company’s lack of effective control in the joint venture.

(c)	In 2000, the Company invested $5,000 for a 50% interest in ILTU Ireland (“ILTU”), an Irish corporation. ILTU presently owns one Boeing 767-300 on lease to an airline. The Company has guaranteed a loan from a related party to ILTU (see Note K).

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note E — Debt Financing and Capital Lease Obligations

      Debt financing and capital lease obligations are comprised of the following:

	2001	2000

Commercial Paper	$3,501,865	$4,288,681
Public Term Debt with Single Maturities	4,704,201	3,456,675
Public Medium-Term Notes with Varying Maturities	4,809,000	3,175,000
Bank Term Debt	2,368,968	2,072,562
Capital Lease Obligations	365,289	463,362
Less: Deferred Debt Discount	(15,157)	(34,754)
Derivatives	185,859

	$15,920,025	$13,421,526

      The interest on substantially all of the public debt (exclusive of the commercial paper) is fixed for the term of the note.

  Commercial Paper

      The Company has a $4.8 billion Commercial Paper Program. Under this program, the Company may borrow in minimum increments of $100 for a period from one day to 270 days. The weighted average interest rate of the Company’s Commercial Paper Program was 4.10% and 6.41% at December 31, 2001 and 2000 respectively. At December 31, 2001 and 2000 the composite commercial paper rate was 2.24% and 6.63% respectively.

  Bank Commitments

      As of December 31, 2001, the Company had committed revolving loans and lines of credit with 46 commercial banks aggregating $3.2 billion. These revolving loans and lines of credit principally provide for interest rates that vary according to the pricing option in effect at the time of borrowing. Pricing options include prime, a range from .20% over LIBOR to .35% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The revolving loans and lines of credit are subject to facility fees of up to .08% of amounts available. Such financing is used primarily as backup for the Company’s Commercial Paper program. The Company had not drawn any funds under its committed revolving loans and lines of credit at December 31, 2001 and 2000, respectively.

  Public Debt

      As of December 31, 2001 the Company had an effective shelf registration statement with respect to $4.0 billion in debt securities, under which $1.2 billion of notes were sold through December 31, 2001. Additionally, a $2.0 billion Medium-Term Note program was implemented under the shelf registration statement, under which $1.9 billion was sold through December 31, 2001.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note E — Debt Financing and Capital Lease Obligations (Continued)

  Public Term Debt

      The Company has issued the following Notes which provide for a single principal payment at maturity and cannot be redeemed prior to maturity:

	Initial
	Term	2001	2000

Floating Rate Notes due February 1, 2001 (swapped to 6.53%)	4 years		$100,000
8 7/8% Notes due April 15, 2001	10 years		150,000
5 7/8% Notes due January 15, 2001	3 years		200,000
6 7/8% Notes due May 1, 2001	4 years		100,000
5.95% Notes due June 1, 2001	3 years		100,000
6 1/2% Notes due July 1, 2001	4 years		100,000
5 7/8% Notes due July 1, 2001	3 years		125,000
6 3/8% Notes due August 1, 2001	4 years		100,000
6 1/2% Notes due October 15, 2001	5 years		100,000
6 3/8% Notes due February 15, 2002	5 years	$100,000	100,000
5.90% Notes due April 15, 2002	4 years	100,000	100,000
5 5/8% Notes due April 15, 2002	3 years	100,000	100,000
5 5/8% Notes due May 1, 2002	3 years	175,000	175,000
6.00% Notes due May 15, 2002	4 years	100,000	100,000
6 3/8% Notes due August 1, 2002	5 years	100,000	100,000
6.75% Notes due October 1, 2002	2 years	150,000	150,000
5 3/4% Notes due January 15, 2003	5 years	100,000	100,000
Floating Rate Notes due February 2, 2003 (swapped to 5.515%)	2 years	250,000	—
4.75% Notes due June 2, 2003	2 years	250,000	—
6.00% Notes due June 15, 2003	5 years	100,000	100,000
6.75% Notes due November 3, 2003	3 years	250,000	250,000
Floating Rate Notes due February 13, 2004 (swapped to 5.586%)	3 years	300,000	—
Floating Rate Notes due April 1, 2004 (swapped to 5.48%)	3 years	250,000	—
5.25% Notes due May 3, 2004	3 years	200,000	—
5 1/8% Notes due August 1, 2004	3 years	300,000	—
Floating Rate Notes due October 18, 2004 (swapped to 3.315%)	3 years	150,000	—
8 3/8% Notes due December 15, 2004	10 years	100,000	100,000
Floating Rate Notes due June 3, 2002 (swapped to 7.195%)	2 years	250,000	250,000
5.75% Notes due October 15, 2006	5 years	700,000	—
Euro Denominated Medium Term Notes:
3.625% Notes due July 1, 2002 (swapped to US$ at 5.80%)	3 years	181,006	207,880
4.125% Notes due July 12, 2004 (partially swapped to US$ at 6.375%)	5 years	498,195	548,795

		$4,704,201	$3,456,675

      The Company has a Euro Medium-Term Note Program for $2.0 billion, under which $771 million (€750 million) in Notes were sold through December 31, 2001. The Company has hedged the notes through operating lease payments or through swaps to transfer the currency exposure to third parties. The Company translates the debt into US dollars using current exchange rates.

  Public Medium-Term Notes

      At December 31, 2001 the Company’s Medium-Term Notes bear interest at rates varying between 4.40% and 8.35%, with maturities from 2002 through 2007. The Medium-Term Notes provide for a single principal payment at the maturity of the respective note and cannot be redeemed by the Company prior to maturity.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note E — Debt Financing and Capital Lease Obligations (Continued)

  Bank Term Debt

      In January 1999, the Company entered into an Export Credit Facility for up to a maximum of $4.3 billion, for approximately 75 aircraft to be delivered from 1999 through 2001. The Company had the right, but was not required, to use the facility to fund 85% of each aircraft’s purchase price. This facility is guaranteed by various European Export Credit Agencies. The interest rate varies from 5.753% to 5.898% depending on the delivery date of the aircraft. At December 31, 2001 the Company had financed 62 aircraft and had $2.4 billion outstanding debt under this facility.

See Note L — Financial Instruments.

  Capital Lease Obligations

      The Company’s capital lease obligations provide 10 year, fully amortizing debt in three interest rate tranches. The first 62.5% of the original debt is at a fixed rate of 6.55%. The second 22.5% of the original debt is at fixed rates varying between 6.18% and 6.89%. These two tranches are guaranteed by various European Export Credit Agencies. The remaining 15% of the original debt is at a floating LIBOR based rate. The LIBOR based tranche was prepaid in 2000. The remaining debt matures through 2005. The flight equipment associated with the obligations, and included in flight equipment under operating leases in the balance sheet, had a net book value of $931,296 (2001) and $1,006,271 (2000).

      The following is a schedule by years of future minimum lease payments under capitalized leases together with the present value of the net minimum lease payments as of December 31, 2001:

2002	$127,256
2003	127,256
2004	113,179
2005	45,136

Total minimum lease payments	412,827
Less amount representing interest	47,538

Present value of net minimum lease payments	$365,289

      Maturities of debt financing and capital lease obligations (excluding commercial paper, derivatives, deferred debt discount and foreign currency translation adjustment in the amount of $92,129) at December 31, 2001 are as follows:

2002	$3,035,221
2003	3,117,419
2004	3,281,817
2005	622,857
2006	1,234,174
Thereafter	1,048,098

$12,339,586

      Under the most restrictive provisions of the related borrowings, consolidated retained earnings at December 31, 2001, in the amount of $989,898, are unrestricted as to payment of dividends based on consolidated tangible net worth requirements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note E — Debt Financing and Capital Lease Obligations (Continued)

      The Company has entered into various debt and derivative transactions with AIGFP, a related party. The Company executed $1,456,000 and $1,418,200 notional amount of derivative instruments with the related party during 2001 and 2000, respectively.

Note F — Shareholders’ Equity

  Preferred Stock

      The Board of Directors is authorized to issue up to 20,000,000 shares of preferred stock that may be issued in one or more series and with such stated value and terms as may be determined by the Board of Directors.

  Series A Preferred Stock

      In December 2001, the Company issued 40 shares of Series A preferred shares with a liquidation value of $10 million per share. AIG, as holder of Series A Preferred Stock, is entitled to quarterly dividends at a rate of 5% per annum. Series A Preferred Stock is nonconvertible, and is redeemable at the Company’s option.

  Market Auction Preferred Stock

      The Market Auction Preferred Stock (MAPS) have a liquidation value of $100 thousand per share and are not convertible. The dividend rate, other than the initial rate, for each dividend period for each series is reset approximately every 7 weeks (49 days) on the basis of orders placed in an auction. The Company repurchased Series C, D, F, G and H for the liquidation value in the fourth quarter of 2001, no gain or loss was recognized. During the year the Company extended the Series A to 5 years at a dividend rate of 5.90%. At December 31, 2001, the dividend rates for Series B and E ranged from 3.20% to 3.25%.

  Other Comprehensive Income

      The Other Comprehensive Income consists of fair market value adjustments of cash flow derivative instruments and foreign currency translation of liabilities denominated in a foreign currency. The debt was translated into US dollars using the current exchange rate. The cash flow derivatives were adjusted using market values obtained from a related party broker-dealer.

Note G — Rental Income

      Minimum future rentals on non-cancelable operating leases and subleases of flight equipment which have been delivered at December 31, 2001 are as follows:

Year Ended

2002	$1,977,269
2003	1,639,285
2004	1,342,125
2005	1,040,410
2006	754,939
Thereafter	1,801,629

$8,555,657

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note G — Rental Income (Continued)

      Additional rentals earned by the Company based on the lessees’ usage aggregated $235,099 (2001), $222,579 (2000), and $202,976 (1999). Flight equipment is leased, under operating leases, with remaining terms ranging from one to 14 years.

Note H — Flight Equipment Rent

      During 1995, 1996 and 1997, the Company entered into sale-leaseback transactions providing proceeds to the Company in the amounts of $412,626, $507,600 and $601,860, respectively, relating to seven aircraft for each transaction. The transactions resulted in the sale and leaseback of these aircraft under one-year operating leases, each with six one-year extension options. The existing one-year leases mature on December 22, 2002, September 20, 2002 and September 12, 2002, respectively. One aircraft was repurchased in each of 1997, 1999 and 2001 and sold to third parties. The lease rates equate to fixed principal amortization and floating interest payments based on LIBOR or commercial paper pricing.

      Minimum future rental expense for 2002 is $58,982 at December 31, 2001.

Note I — Income Taxes

      The provision (benefit) for income taxes is comprised of the following:

	2001	2000	1999

Current:
Federal(a)	$(154,680)	$(49,989)	$141,585
State	(13,683)	(10,871)	12,013
Foreign	(43)	(791)	961

	(168,406)	(61,651)	154,559
Deferred(b):
Federal	400,320	278,614	87,865
State	29,130	20,329	7,534

	429,450	298,943	95,399

	$261,044	$237,292	$249,958

(a)	Including U.S. tax on foreign income

(b)	Deferred taxes were also provided (charged) to other comprehensive income of $(32,661) (2001) and $5,399 (2000), respectively, and for cumulative effect of accounting change of $8,180 (2001).

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note I — Income Taxes (Continued)

      The provision for deferred income taxes is comprised of the following temporary differences:

	2001	2000	1999

Accelerated depreciation on flight equipment	$423,846	$294,334	$72,577
Excess of state income taxes not currently deductible for Federal income tax purposes	(5,164)	(3,045)	(6,213)
Tax versus book lease differences	11,745	22,416	17,721
Provision for overhauls	4,594	(6,871)	6,394
Rentals received in advance	4,503	(5,186)	4,027
Derivatives	(5,675)	—	—
Straight line rents	(1,227)	(459)	3,542
Other	(3,172)	(2,246)	(2,649)

	$429,450	$298,943	$95,399

      The deferred tax liability consists of the following deferred tax liabilities (assets):

	2001	2000

Accelerated depreciation on flight equipment	$1,927,970	$1,504,124
Excess of state income taxes not currently deductible for Federal income tax purposes	(39,852)	(34,688)
Tax versus book lease differences	161,688	149,943
Provision for overhauls	(53,145)	(57,739)
Rentals received in advance	(47,939)	(52,442)
Straight line rents	17,871	19,098
Derivatives	2,505	—
Other comprehensive income	(27,262)	5,399
Other	(4,440)	(1,267)

	$1,937,396	$1,532,428

      A reconciliation of computed expected total provision for income taxes to the amount recorded is as follows:

	2001	2000	1999

Computed expected provision based upon a federal rate of 35%	$263,802	$247,168	$246,192
State income taxes, net of Federal income taxes	10,041	6,148	12,706
Foreign sales corporation benefit	(6,590)	(13,499)	(10,041)
Foreign taxes(a)	(6,080)	(3,997)	586
Other	(129)	1,472	515

	$261,044	$237,292	$249,958

(a)	Includes realized Canadian tax credit in 2001 for taxes paid in prior years.

      The Company entered into flight equipment sales transactions designated to meet the requirement for a like kind exchange of assets under Section 1031 of the Internal Revenue Code. At December 31, $0 (2001) and $50,400 (2000) was held in trust, under control of the Company, for such exchanges.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note J — Other Information

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

      Revenues include rentals of flight equipment to foreign airlines of $2,173,778 (2001), $2,026,017 (2000) and $1,842,126 (1999).

      The following table sets forth the dollar amount and percentage of total rental revenues attributable to the indicated geographic areas based on each airline’s principal place of business for the years indicated:

	2001		2000		1999

	Amount	%	Amount	%	Amount	%

Europe	$1,159,540	46.9%	$1,054,783	45.8%	$946,335	45.5%
Asia/Pacific	552,853	22.3	462,426	20.1	421,337	20.3
United States and Canada	455,680	18.4	437,745	19.0	389,593	18.7
Central, South America and Mexico	199,026	8.0	229,438	10.0	201,405	9.7
Africa and the Middle East	106,685	4.4	117,048	5.1	121,885	5.8

	$2,473,784	100.0%	$2,301,440	100.0%	$2,080,555	100.0%

      The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue based on each airline’s principal place of business for the years indicated:

	2001		2000		1999

	Amount	%	Amount	%	Amount	%

United States	$300,006	12.1%	$275,423	12.0%	$238,429	11.5%
United Kingdom	283,090	11.4	276,340	12.0	292,278	14.0
China (including Macau and Hong Kong)*	265,871	10.8	251,372	10.9	255,922	12.3
* Macau	34,149		33,504		36,128
Hong Kong	92,117		77,364		84,787

  Currency Risk

      The Company attempts to minimize its currency and exchange risks by negotiating most of its aircraft leases in US dollars. Some of the Company’s leases, however, are negotiated in Euros to meet the needs of a growing number of airlines. These Euro denominated leases are primarily used as a hedge against Euro denominated debt obligations of the Company. The Company’s foreign currency gain (loss) has not been material to the Company’s consolidated financial statements to date.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note J — Other Information (Continued)

  Employee Benefit Plans

      The Company’s employees participate in various benefit plans sponsored by AIG, including a noncontributory qualified defined benefit retirement plan, various stock option and purchase plans and a voluntary savings plan (401(k) plan).

      AIG’s U.S. plans do not separately identify projected benefit obligations and plan assets attributable to employees of participating affiliates. AIG’s projected benefit obligations exceeded the plan assets at December 31, 2001 by $159,276.

Note K — Commitments and Contingencies

  Aircraft Orders

      At December 31, 2001, the Company had committed to purchase 551 aircraft deliverable from 2002 through 2010 at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $32.1 billion.

      The Company also had options to purchase an additional 49 aircraft deliverable through 2008 at an estimated aggregate purchase price of $3.0 billion.

      Most of these purchase commitments and options are based upon master agreements with each of The Boeing Company (“Boeing”) and AVSA, S.A.R.L., the sales subsidiary of Airbus Industrie (“Airbus”).

      The Boeing aircraft (models 737, 747, 757, 767 and 777), and the Airbus aircraft (models A318, A319, A320, A321, A330, A340 and A380) are being purchased pursuant to agreements executed by the Company and Boeing or Airbus. These agreements establish the pricing formulas (which include certain price adjustments based upon inflation and other factors) and various other terms with respect to the purchase of aircraft. Under certain circumstances, the Company has the right to alter the mix of aircraft type ultimately acquired. As of December 31, 2001, the Company had made non-refundable deposits (exclusive of capitalized interest) on the aircraft which the Company has committed to purchase of approximately $724,012 and $468,178 with Boeing and Airbus, respectively.

      Management anticipates that a significant portion of the aggregate purchase price will be funded by incurring additional debt. The exact amount of the indebtedness to be incurred will depend upon the actual purchase price of the aircraft, which can vary due to a number of factors, including inflation, and the percentage of the purchase price of the aircraft which must be financed.

  Asset Value Guarantees

      The Company has guaranteed a portion of the residual value of 50 aircraft to financial institutions. These guarantees expire at various dates through 2014 and generally provide for the Company to pay the difference between the fair market value of the aircraft and the guaranteed value up to certain specified amounts, or, at the option of the Company, purchase the aircraft for the guaranteed value. At December 31, 2001 and 2000, the maximum exposure if the Company were to pay under such guarantees was $772,292 (of which $567,394 represents the total purchase option price of 19 aircraft) and $706,200 (of which $684,139 represents the total purchase option price of 20 aircraft), respectively.

  Other Guarantees

      The Company has guaranteed certain obligations for entities in which it has an investment. At December 31, 2001 and 2000, the Company guaranteed ten loans collateralized by aircraft aggregating $58,836 and $87,913, respectively.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note K — Commitments and Contingencies (Continued)

  Leases

      The Company has operating leases for office space extending through 2014. In 2001, the Company signed a lease for additional office space with rents commencing in 2004. Rent expense was $3,221, $1,967, and $1,603 for the years ended 2001, 2000 and 1999 respectively. Commitments for minimum rentals under the noncancelable leases at the end of 2001 are as follows:

2002	$3,150
2003	3,276
2004	11,257
2005	11,404
2006	8,490
Thereafter	93,447

Total	$131,024

Note L — Financial Instruments

      In the normal course of business, the Company employs a variety of derivative transactions with the objective of lowering its overall borrowing cost and maintaining its optimal mix of variable and fixed rate interest obligations. These derivative products include interest rate swap agreements, currency swap agreements, swaptions and interest rate floors. The Company only enters into derivative transactions to hedge interest rate and currency risk and not to speculate on interest rates or currency fluctuation.

      The Company adopted Statement of Financial Accounting Standards No. 133 — Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138 and related implementation guidance (“SFAS 133”) on January 1, 2001. All derivatives are recognized on the balance sheet at their fair value and the change in fair value is recorded in operating income or other comprehensive income depending on the designation of the hedging instrument. (See Note A — Summary of Significant Accounting Policies, Financial instruments).

      Credit risk exposure arises from the potential that the counterparty may not perform under these derivative transactions. The Company’s counterparty for all of its derivatives is AIGFP, a related party with the highest ratings, who has swapped the transactions with independent third parties. The Company has executed $1,456,000 and $1,418,200 notional amount of derivative instruments with the related party during 2001 and 2000, respectively. The Company currently does not require, nor is it required by, its counterparty to provide collateral for its positions with the Company although it can in certain circumstances.

      It is management’s belief that any failure of a counterparty to perform under the agreement with respect to these transactions would have an immaterial effect on the Company’s results of operations, financial condition and liquidity.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note L — Financial Instruments (Continued)

Investments: It was not practicable to determine the fair value of most of the Company’s investments in the common and preferred stocks of other companies because of the lack of a quoted market price and the inability to determine fair value without incurring excessive costs due to their short maturities. The carrying amount of these investments at December 31, 2001 represents the original cost or original cost plus the Company’s share of earnings of the investment. For investments held by the Company that had a quoted market price at December 31, 2001, the Company used such quoted market price in determining the fair value of such investments.

Debt financing: The carrying value of the Company’s commercial paper and term debt maturing within one year approximates its fair value. The fair value of the Company’s long-term debt is estimated using discounted cash flow analyses, based on the Company’s spread to U.S. Treasury bonds for similar debt at year-end.

Guarantees: It is not practical to determine the fair value of the Company’s guarantees. The Company regularly reviews the underlying values of the collateral aircraft, to determine its exposure under these guarantees. As of December 31, 2001, the Company’s exposure was not material.

      The carrying amounts and fair values of the Company’s financial instruments at December 31, 2001 and 2000 are as follows:

	2001		2000

	Carrying		Carrying
	Amount of	Fair Value of	Amount of	Fair Value of
	Asset (Liability)	Asset (Liability)	Asset (Liability)	Asset (Liability)

Cash and cash equivalents	$79,383	$79,383	$134,653	$134,653
Notes receivable	252,264	264,791	296,063	238,839
Investments	56,236	49,654	45,624	45,624
Debt financing	(15,920,025)	(15,985,887)	(13,421,526)	(13,363,957)

  Derivatives

      The Company adopted Statement of Financial Accounting Standards No. 133 — Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138 and related implementation guidance (“SFAS 133”) on January 1, 2001. The Company uses derivatives to manage exposures to interest rate and foreign currency risks. The Company recorded $1.0 million of hedge ineffectiveness in interest expense related to cross currency fair value hedges, for the year ended December 31, 2001. Hedge ineffectiveness related to cash flow hedges for the period was immaterial to the Company. In accordance with the transition provision of SFAS 133, the Company recorded the following cumulative effect adjustments in earnings as of January 1, 2001, net of taxes:

Related to non-hedging instruments:
Fair value of non-hedging instruments	$2,805
Related to previous designated fair value hedging relationships
Fair value of hedging instruments	(13,954)
Offsetting changes in fair value of hedged items	13,954
Previously deferred hedging gains and losses, net	12,386

Total cumulative effect on earnings, net of tax	$15,191

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note L — Financial Instruments (Continued)

      In addition, the Company recorded the following net-of-tax cumulative effect adjustments in other comprehensive income as of January 1, 2001:

Related to previously designated cash flow hedging relationships:
Fair value of hedging instruments	$(45,927)
Previously defined hedging gains and losses	25,454

Total cumulative effect on other comprehensive income (loss), net of tax	$(20,473)

      During the twelve months ended December 31, 2001, the Company recorded the following in earnings in accordance with SFAS 133:

Related to non-hedging instruments:
Fair value of non-hedging instruments	$1,943
Related to previous designated fair value hedging relationships
Fair value of hedging instruments	(6,366)
Offsetting changes in fair value of hedged items	5,406

Total cumulative effect on earnings	$983

      At December 31, 2001, the Company’s accumulated other comprehensive income (loss) consisted of the following:

Cumulative foreign currency translation gain adjustment, net of tax	$42,416

Cumulative cash from hedge loss adjustment, net of tax	$(93,045)

      During the twelve months ended December 31, 2001, $33,230 (net) was reclassified from accumulated other comprehensive income to interest expense under cash flow hedge accounting in connection with the Company’s program to convert debt from floating to fixed rates. The Company expects that within the next twelve months it will reclassify as earnings $88,783 of the balance recorded plus quarterly cash flow hedge adjustments to accumulated other comprehensive income.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

COL. A	COL. B	COL. C		COL. D	COL. E

		ADDITIONS
	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other Accounts—	Deductions—	Balance at
Description	Period	Expenses	Describe	Describe(a)	End of Period

	(Dollars in thousands)
Reserve for overhaul:
Year ended December 31, 2001	$154,865	$94,383		$106,533	$142,715
Year ended December 31, 2000	$136,451	$104,486		$86,072	$154,865
Year ended December 31, 1999	$152,764	$94,535		$110,848	$136,451

(a)	Reimbursements to lessees for overhauls performed and amounts transferred to buyers for aircraft sold.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2002

INTERNATIONAL LEASE FINANCE CORPORATION

By	/s/ STEVEN F. UDVAR-HAZY

Steven F. Udvar-Hazy
Chairman of the Board and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ LESLIE L. GONDA Leslie L. Gonda	Director	March 26, 2002

/s/ STEVEN F. UDVAR-HAZY Steven F. Udvar-Hazy	Chief Executive Officer and Director	March 26, 2002

/s/ JOHN L. PLUEGER John L. Plueger	Director	March 26, 2002

/s/ LOUIS L. GONDA Louis L. Gonda	Director	March 26, 2002

/s/ M. R. GREENBERG M. R. Greenberg	Director	March 26, 2002

/s/ EDWARD E. MATTHEWS Edward E. Matthews	Director	March 26, 2002

/s/ WILLIAM N. DOOLEY William N. Dooley	Director	March 26, 2002

/s/ HOWARD I. SMITH Howard I. Smith	Director	March 26, 2002

/s/ ALAN H. LUND Alan H. Lund	Director, Chief Financial Officer and Chief Accounting Officer	March 26, 2002

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