Form 10-Q
period 2002-03-31
INTERNATIONAL LEASE FINANCE CORP
filed 2002-05-03
CIK 714311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

     As of April 30, 2002, there were 35,818,122 shares of Common Stock, no par value, outstanding.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT

Page

Part I. Financial Information:

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets March 31, 2002 and December 31, 2001	3

Condensed Consolidated Statements of Income and Comprehensive Income Three Months Ended March 31, 2002 and 2001	4

Condensed Consolidated Statements of Cash Flows Three Months Ended March 31, 2002 and 2001	5

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of the Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K	15

Signatures	16

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	March 31,	December 31,
	2002	2001

	(Unaudited)

ASSETS

Cash, including interest bearing accounts of $88,143(2002) and $78,295(2001)	$88,405	$79,383
Current income taxes receivable	220,951	173,280
Notes receivable and net investment in finance leases	387,745	394,277
Flight equipment under operating leases	26,068,848	24,400,217
Less accumulated depreciation	3,632,929	3,417,020

	22,435,919	20,983,197
Deposits on flight equipment purchases	1,358,589	1,321,699
Accrued interest, other receivables and other assets	133,186	130,471
Investments	56,633	56,236
Deferred debt issue costs — less accumulated amortization of $62,782 (2002) and $59,056 (2001)	36,615	28,747

	$24,718,043	$23,167,290

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accrued interest and other payables	$346,445	$265,107
Debt financing, net of deferred debt discount of $24,946 (2002) and $15,157 (2001)	16,670,376	15,368,877
Capital lease obligations	348,029	365,289
Security & other deposits on flight equipment	959,093	966,213
Rentals received in advance	123,297	114,874
Deferred income taxes	2,063,422	1,937,396
Derivative; instruments	142,937	185,859
SHAREHOLDERS’ EQUITY
Preferred stock— no par value; 20,000,000 authorized shares
Series A Preferred Stock; $10,000,000 per share liquidation value; 40 shares issued and outstanding	400,000	400,000
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A, B, and E (2002 and 2001) each having 500 shares issued. Series A and B each having 500 (2002 and 2001) outstanding and Series E having 165 (2002) and 500 (2001) outstanding	116,500	150,000
Common stock— no par value; 100,000,000 authorized shares, 35,818,122 (2002 and 2001) issued and outstanding	3,582	3,582
Additional paid-in capital	579,955	579,955
Accumulated other comprehensive loss	(16,528)	(50,629)
Retained earnings	2,980,935	2,880,767

Total Shareholder’s Equity	4,064,444	3,963,675

	$24,718,043	$23,167,290

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2002 and 2001
(Dollars in thousands)

	2002	2001

	(Unaudited)
REVENUES
Rental of flight equipment	$609,009	$579,584
Flight equipment marketing	13,260	19,022
Interest and other	20,265	23,057

	642,534	621,663

EXPENSES
Interest	188,186	202,024
Depreciation of flight equipment	216,767	181,153
Flight equipment rent	19,400	32,532
Provision for overhauls	21,294	24,478
Selling, general & administrative	21,523	19,941

	467,170	460,128

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	175,364	161,535
Provision for income taxes	62,059	57,592

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	113,305	103,943

Cumulative effect of accounting change (net of taxes)	—	15,191

NET INCOME	113,305	119,134

COMPREHENSIVE INCOME (NET OF TAX)
Cumulative effect of accounting change	—	(20,473)
Net changes in cash flow hedges	26,889	(30,260)
Foreign currency translation adjustment	7,212	12,513

	34,101	(38,220)

COMPREHENSIVE INCOME	$147,406	$80,914

SUPPLEMENTAL COMPREHENSIVE INCOME INFORMATION
Cumulative foreign currency translation gain adjustment, net of tax	$17,570	$47,223
Cumulative cash flow hedge loss adjustment, net of tax	(34,098)	(76,188)

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED March 31, 2001 and 2000
(Dollars in thousands)

	2002	2001

	(Unaudited)
OPERATING ACTIVITIES
Net income	$113,305	$119,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	216,767	181,153
Deferred income taxes	107,664	96,716
Foreign exchange adjustment of Euro denominated debt	(2,356)	(29,853)
Change in derivative instruments	2,519	39,613
Amortization of deferred debt issue costs	3,726	2,874
Equity in net income of affiliates	(686)	(843)
Change in unamortized debt discount	(9,789)	16,712
Changes in operating assets and liabilities:
Increase in notes receivable	(1,228)	(10,004)
Increase in accrued interest, other receivables and other assets	(6,788)	(6,867)
Increase in current income taxes receivable	(47,671)	(34,209)
Increase in accrued interest and other payables	81,338	33,705
Increase in rentals received in advance	8,423	598

Net cash provided by operating activities	465,224	408,729

INVESTING ACTIVITIES
Acquisition of flight equipment for operating leases	(1,705,703)	(1,276,536)
(Increase) decrease in deposits and progress payments	(36,890)	25,536
Proceeds from disposal of flight equipment — net of gain	36,215	—
Collections on notes receivable and sales-type leases	7,760	11,474
Other	289	26

Net cash used in investing activities	(1,698,329)	(1,239,500)

FINANCING ACTIVITIES
Repurchase of preferred stock	(33,500)	—
Proceeds from debt financing	4,370,588	2,452,382
Payments in reduction of debt financing	(3,063,109)	(1,704,354)
Debt issue costs	(11,594)	(1,699)
(Decrease) increase in customer deposits	(7,120)	127,249
Payment of common and preferred dividends	(13,138)	(62,314)

Net cash provided by financing activities	1,242,127	811,264

Increase (decrease) in cash	9,022	(19,507)
Cash at beginning of period	79,383	134,653

Cash at end of period	$88,405	$115,146

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 and 2000
(Dollars in thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2002	2001

	(Unaudited)
Cash paid during the period for:
Interest (net of amount capitalized of $15,634 (2002) and $14,869 (2001))	$100,513	$138,969
Income taxes (net of refunds)	2,065	3,264

2001:
One aircraft was received in exchange for notes receivable in the amount of $18,136 and one aircraft with net book value of $11,372 was contributed to a joint venture.

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(Dollars in thousands)
(Unaudited)

A. Basis of Preparation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 2001 unaudited condensed consolidated financial statements to conform to the 2002 presentation. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

B. Hedging Activities

     The Company uses derivatives to manage exposures to interest rate and foreign currency risks. During the three months ended March 31, 2002, the Company recorded the following in earnings in accordance with Statement of Financial Accounting Standards No. 133 — Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138 and related implementation guidance (“SFAS 133”):

Related to non-hedging instruments:
Fair value of hedging instruments	$1,601
Related to previous designated fair value hedging relationships:
Fair value of hedging instruments	(2,639)
Offsetting changes in fair value of hedged items	2,356
Ineffectiveness related to cash flow hedges	(308)

Total effect on earnings	$1,010

During the three months ended March 31, 2002, $5,342 (net) was reclassified from accumulated other comprehensive income to interest expense under cash flow hedge accounting in connection with the Company’s program to convert debt from floating to fixed rates. The Company expects that within the next twelve months it will reclassify as earnings $89,359 of the balance recorded plus quarterly cash flow hedge adjustments to accumulated other comprehensive income.

ITEM 2.	ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

     Certain of the statements in this discussion, as well as other statements within this document, contain estimates and assumptions regarding cash flows and debt financing to support future capital requirements. While these statements are made in good faith, future operating, market, competitive, economic and other conditions and events could cause actual results to differ materially from those in the statements. The Company undertakes no obligation to release publicly any revisions to these statements to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

     The Company borrows funds for the purchase of flight equipment, including funds for progress payments during the construction phase, principally on an unsecured basis from various sources. As of March 31, 2002, the Company had committed to purchase 529 aircraft from Airbus and Boeing at an estimated aggregated purchase price of $31.2 billion for delivery through 2010 and options to purchase 49 additional aircraft at an estimated aggregate purchase price of approximately $3.0 billion. The Company currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds and proceeds from financing arrangements. The Company’s debt financing and capital lease obligations were comprised of the following at the following dates:

	March 31,	December 31,
	2002	2001

	(Dollars in thousands)

Public term debt with single maturities	$5,840,750	$4,704,201
Public medium-term notes with varying maturities	5,063,000	4,809,000
Capital lease obligations	348,029	365,289
Bank and other term debt	2,310,500	2,368,968

Total term debt, bank debt, and capital lease obligations	13,562,279	12,247,458
Commercial paper	3,481,072	3,501,865
Deferred debt discount	(24,946)	(15,157)

Total debt financing and capital lease obligations	$17,018,405	$15,734,166

Selected Interest Rates and Ratio:
Composite interest rate	4.93%	5.07%
Percentage of total debt at fixed rates	77.59%	78.81%
Composite interest rate on fixed rate debt	5.77%	5.78%
Bank prime rate	4.75%	4.75%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Public Debt

     The interest on substantially all of the public debt (exclusive of the Commercial Paper) is fixed for the terms of the notes. The Company has the ability to borrow under various public debt financing arrangements as follows (d):

	Maximum	Sold as of	Sold as of	Sold as of
	Offering	December 31, 2001(a)	March 31, 2002(a)	April 30, 2002(a)

		(Dollars in millions)
Registration statement dated May 10, 2001 (including $2.350 billion Medium-Term Note program)	$4,000	$3,100	$4,000	$4,000

Registration statement dated January 28, 2002 (including $1.0 billion Medium-Term Note program)	4,000	—	1,695	1,695

Euro Medium-Term Note Programme dated June 2001	4,000 (c)	771 (b)	771 (b)	2,300	(b)(c)

(a)	Includes amounts outstanding under Medium-Term Note programs implemented under each of the registration statements.

(b)	The Company has hedged the foreign currency risk of the notes through operating lease payments or derivatives.

(c)	Subsequent to March 31, 2002, the Company expanded its Euro Medium-Term Note Programme from $2.0 billion to $4.0 billion under which an additional €1.25 billion and £300 million in notes were sold as of April 30 , 2002.

(d)	Totals do not include shelf registrations for which the maximum offering had been sold as of December 31, 2001.

Capital Lease Obligations

     The Company has Export Credit Lease financings which provides ten year, amortizing loans in the form of capital lease obligations. The interest rate on 62.5% of the original financed amount is 6.55% and the interest rate on 22.5% of the original financed amount is fixed at rates varying between 6.18% and 6.89%. These two tranches are guaranteed by various European Export Credit Agencies. The remaining 15% of the original financed amount provides for LIBOR based pricing. This 15% tranche was prepaid in 2000. The remaining obligations matures through 2005.

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

Commercial Paper

     The Company currently has a $4.8 billion Commercial Paper Program. Under this program, the Company may borrow in minimum increments of $100,000 for a period from one day to 270 days. It is the Company’s intention to sell commercial paper not to exceed one and one half times the aggregate amount of the backup facilities available (see Bank Commitments). The weighted average interest rate of the Company’s Commercial Paper Program was 1.91% for the three months ended March 31, 2002 and 4.10% for the year ended December 31, 2001. The composite commercial paper interest rate was 1.88% and 2.24% at March 31, 2002 and December 31, 2001, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Bank Commitments

     As of March 31, 2002, the Company had committed revolving loans and lines of credit with 19 commercial banks aggregating $2.8 billion. These revolving loans and lines of credit principally provide for interest rates that vary according to the pricing option in effect at the time of borrowing. Pricing options include prime, a range from .25% over LIBOR to .35% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The revolving loans and lines of credit are subject to facility fees of up to .10% of amounts available. This financing is used primarily as backup for the Company’s Commercial Paper Program. The Company is in negotiations with additional banks to expand its backup facilities.

Other

     In 1995, 1996 and 1997, the Company, through subsidiaries, entered into sale-leaseback transactions providing proceeds to the Company in the amounts of $413.0 million, $507.6 million and $601.9 million, respectively, each relating to seven aircraft. The transactions resulted in the sale and leaseback of these aircraft under one year operating leases, each with six one year extension options for a total of seven years for each aircraft. The Company has not recorded any gains related to the transactions. The Company has the option to either buy back the aircraft or redeliver the aircraft for a fee to the lessor at the end of any lease period. The lease rates equate to fixed principal amortization and floating interest payments based on LIBOR or commercial paper pricing. As of March 31, 2002, the Company had repurchased three aircraft which were sold to third parties. If the Company decides not to negotiate extensions of the one year operating lease options as they terminate in December 2002 and September 2003 and 2004, it will be required to borrow additional funds to reacquire the assets. The estimated remaining minimum lease payments (exclusive of the interest component of rent) and buy-back amounts, assuming the transactions mature as scheduled, are $291.2 million (2002), $390.8 million (2003) and $462.4 million (2004).

The Company does not have any other relationships with unconsolidated entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. The Company may, however, from time to time enter into joint ventures or other partnership arrangements with the limited purpose to lease aircraft.

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

     The counterparty to the Company’s derivative instruments is AIG Financial Products Corp. (“AIGFP”), a related party with the highest credit-rating-agency ratings, who enters into identical transactions with independent third parties on an arm’s length basis. The derivatives are subject to a bilateral security agreement which, in certain circumstances, may allow one party to the agreement to require the second party to the agreement to establish a cash collateral account. It is management’s belief that any failure of the instruments or counterparty to perform under the derivative contracts would have an immaterial impact on the Company’s financial condition and results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The Company is in compliance with all covenants or other requirements set forth in its credit agreements. Further, the Company does not have any rating downgrade triggers that would automatically accelerate the maturity dates of its debt. However, a downgrade in the Company’s credit rating could adversely affect the Company’s ability to borrow on, renew existing, or obtain access to new financing arrangements and would increase the cost of such financing arrangements. For example, a downgrade in credit rating could preclude the Company from issuing commercial paper under its current program. Should this occur the Company would seek alternative sources of funding, including issuance of bonds under its existing shelf registrations. In addition, the Company has the ability, at its option, to draw upon its revolving loans and lines of credit facilities. The Company may also, from time to time, enter into short term borrowings with other financial institutions.

     The Company repurchased $33.5 million of its Market Auction Preferred Stock during the quarter ended March 31, 2002.

     The following summarizes the Company’s contractual obligations at March 31, 2002, and the possible effect of such obligations on the Company’s liquidity and cash flows in future periods.

Existing Commitments (Exclusive of Interest)

Commitments Due by Fiscal Year

	Total	2002	2003	2004	2005	2006	Thereafter

				(Dollars in thousands)
Public Debt	$13,319,830	$2,607,087	$3,005,674	$3,200,623	$1,474,174	$1,234,174	$1,798,098

Capital Lease Obligations	348,029	87,407	111,745	105,194	43,683	—	—

Commercial Paper	3,481,072	3,481,072	—	—	—	—	—

Operating Leases	130,237	2,813	3,276	11,257	11,404	8,491	93,446

Operating Leases under Sales-Lease-Back Transactions	1,144,441	291,240	390,810	462,391	—	—	—

Purchase Commitments	30,755,200	3,203,100	3,857,000	3,878,000	5,075,100	4,792,900	9,949,100

Total	$49,178,809	$9,672,269	$7,368,505	$7,657,465	$6,604,361	$6,035,565	$11,840,644

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Contingent Commitments

Contingency Expiration by Fiscal Year

	Total	2002	2003	2004	2005	2006	Thereafter

	(Dollars in thousands)
Purchase Options on New Aircraft	$2,956,400	—	$187,800	$697,300	$621,600	$555,900	$893,800

Put Options(a)	567,394	—	231,614	67,422	256,658	—	11,700

Asset Value Guarantees(a)	204,898	$68,895	63,000	4,726	11,041	14,492	42,744

Loan Guarantees(a)	58,836	5,000	27,303	12,463	3,000	6,000	5,070

Lines of Credit	10,000	10,000	—	—	—	—	—

Total	$3,797,528	$83,895	$509,717	$781,911	$892,299	$576,392	$953,314

(a)	From time to time the Company participates with banks, airlines and other financial institutions in assisting in financing aircraft by providing asset guarantees, put options, or loan guarantees collateralized by aircraft. As a result, should the Company be called upon to fulfill its obligations, the Company would have recourse to the value of the underlying aircraft.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations - Three months ended March 31, 2002 versus 2001.

     The 5.1% increase in revenues from the rentals of flight equipment from $579.6 million in 2001 to $609.0 million in 2002, is due to an increase in the number of aircraft available for operating lease, partially offset by an increase in the number of aircraft being reconfigured and redelivered and therefore not earning revenue for the entire period. Revenues were also negatively impacted by lower lease rates and restructured rents, as a result of a slowdown of the airline industry that was exacerbated after the September 11, 2001 terrorist attacks. At March 31, 2001 the Company’s leased fleet consisted of 423 aircraft compared to a fleet of 481 aircraft at March 30, 2002. The cost of the leased fleet, which includes aircraft subject to sale-lease back transactions from which rental income is earned, increased from $23.2 billion in 2001 to $27.2 billion in 2002.

     In addition to its leasing operations, the Company engages in the marketing of flight equipment at the end of, or during, the lease term, as well as the sales of flight equipment on a principal and commission basis. Revenues from flight equipment marketing decreased from $19.0 million in 2001 to $13.3 million in 2002 as a result of a decrease in third party flight equipment marketing commissions, partially offset by an increase in sales of company owned equipment. One company owned engine was sold in the first quarter of 2001 compared to two company owned aircraft in the first quarter of 2002.

     Interest expense decreased from $202.0 million in 2001 to $188.2 million in 2002 as a result of a decrease in the average composite borrowing rate from 6.15% in 2001 to 5.32% in 2002. This increase was partially offset by an increase in debt outstanding, to finance aircraft acquisitions, from $14.1 billion in 2001 to $17.0 billion in 2002 (excluding the effect of debt discount). The Company’s composite borrowing rate fluctuated as follows:

	2001	2002	Decrease

Beginning of Quarter	6.37%	5.07%	(1.30)%

End of Quarter	5.92%	4.93%	(0.99)%

Average	6.15%	5.00%	(1.15)%

     Interest expense for the three months ended March 31, 2002 includes a $0.9 million credit related to hedging activities.

     Depreciation of flight equipment increased from $163.9 million in 2001 to $216.8 million in 2002 due to the increased cost of the fleet.

     The Company, in prior periods, has entered into sale-leaseback transactions. Currently 18 aircraft are accounted for under these transactions. Rent expense decreased from $32.5 million in 2001 to $19.4 million in 2002 due to a decrease in the lease rates resulting from a decrease in interest rates affecting the floating rate component of the lease rates, principal amortization, and the repurchase of one aircraft.

     Provision for overhauls decreased from $24.5 million in 2001 to $21.3 million in 2002 due to a decrease in the aggregate number of hours flown on which the Company collects overhaul revenue, and an increase in restructured overhaul payments due, resulting from a slowdown in the economy and the September 11, 2001 terrorist attacks on the United States.

     Selling, general and administrative expenses increased from $19.9 million in 2001 to $21.5 million in 2002 primarily due to an increase in costs related to the reconfiguration and re-delivery of aircraft from one lessee to another.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     The Company is exposed to market risk and the risk of loss of fair value resulting from adverse fluctuations in interest rates and foreign exchange prices. The Company statistically measures the loss of fair value through the application of a VaR model on a quarterly basis. In this analysis the net fair value of the Company is determined using the financial instrument and other assets. This includes tax adjusted future flight equipment lease revenues, aircraft residual values at maturity of the lease contracts and financial instrument liabilities, which includes future servicing of current debt. The impact of current derivative positions is also taken into account.

     The Company calculates the VaR with respect to the net fair value by using historical scenarios. This methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical information for interest rates and foreign exchange rates were used to construct the historical scenarios at December 31, 2001 and March 31, 2002 respectively. For each scenario, each financial instrument is re-priced. Scenario values for the Company are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum adverse deviation in fair market value incurred by these scenarios with 95% confidence (i.e. only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period is assumed in computing the VaR figure. As of December 31, 2001 and March 31, 2002, the VaR for the Company with respect to its fair value was $10 million and $22 million, respectively.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits:

4.1	Revolving Credit Agreement dated as of March 25, 2002, by and between the Company and Bank of America, N.A. providing up to $250,000,000.

12	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

b)	Reports on Form 8-K:

Form 8-K, event date January 28, 2002 (Item 7)

Form 8-K, event date February 14, 2002 (Item 7)

Form 8-K, event date March 1, 2002 (Item 7)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL LEASE FINANCE CORPORATION

May 3, 2002	/S/ Steven F. Udvar-Hazy STEVEN F. UDVAR-HAZY Chairman of the Board and Chief Executive Officer

May 3, 2002	/S/ Alan H. Lund ALAN H. LUND Vice Chairman-Finance, Chief Financial Officer and Chief Accounting Officer

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit No.

4.1	Revolving Credit Agreement dated as of March 25, 2002, by and between the Company and Bank of America, N.A. providing up to $250,000,000

12	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends