Form 10-Q
period 2002-06-30
INTERNATIONAL LEASE FINANCE CORP
filed 2002-08-08
CIK 714311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _________________________

Commission file number 0-11350

INTERNATIONAL LEASE FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	22-3059110 (I.R.S. Employer Identification No.)

1999 Avenue of the Stars, Los Angeles, California (Address of principal executive offices)	90067 (Zip Code)

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

As of August 2, 2002, there were 35,818,122 shares of Common Stock, no par value, outstanding.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	June 30,	December 31,
	2002	2001

	(Unaudited)

ASSETS

Cash, including interest bearing accounts of $111,264 (2002) and $78,295 (2001)	$113,897	$79,383
Current income taxes receivable	101,064	173,280
Notes receivable and net investment in finance leases	395,719	394,277
Flight equipment under operating leases	27,827,549	24,400,217
Less accumulated depreciation	3,868,402	3,417,020

	23,959,147	20,983,197
Deposits on flight equipment purchases	1,224,565	1,321,699
Accrued interest, other receivables and other assets	279,525	130,471
Investments	51,817	56,236
Deferred debt issue costs — less accumulated amortization of $67,712 (2002) and $59,056 (2001)	39,532	28,747

	$26,165,266	$23,167,290

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accrued interest and other payables	$320,020	$265,107
Debt financing, net of deferred debt discount of $36,373 (2002) and $15,157 (2001)	18,178,885	15,368,877
Capital lease obligations	313,759	365,289
Security & other deposits on flight equipment	860,692	966,213
Rentals received in advance	129,414	114,874
Deferred income taxes	2,154,249	1,937,396
Derivative instruments	82,343	185,859
SHAREHOLDERS’ EQUITY
Preferred stock— no par value; 20,000,000 authorized shares Series A Preferred Stock; $10,000,000 per share liquidation value; 40 shares issued and outstanding	400,000	400,000
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A, B, and E (2002 and 2001) each having 500 shares issued. Series A and B each having 500 (2002 and 2001) shares outstanding and Series E having 0 (2002) and 500 (2001) shares outstanding	100,000	150,000
Common stock— no par value; 100,000,000 authorized shares, 35,818,122 (2002 and 2001) issued and outstanding	3,582	3,582
Additional paid-in capital	579,955	579,955
Accumulated other comprehensive loss	(57,382)	(50,629)
Retained earnings	3,099,749	2,880,767

Total Shareholders’ Equity	4,125,904	3,963,675

	$26,165,266	$23,167,290

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
(Dollars in thousands)

	2002	2001

	(Unaudited)
REVENUES
Rental of flight equipment	$680,324	$623,619
Flight equipment marketing	6,380	20,653
Interest and other	39,778	14,043

	726,482	658,315

EXPENSES
Interest	218,892	203,614
Depreciation of flight equipment	235,691	201,566
Flight equipment rent	19,354	28,396
Provision for overhauls	18,763	21,612
Selling, general and administrative	22,209	14,854

	514,909	470,042

INCOME BEFORE INCOME TAXES	211,573	188,273
Provision for income taxes	76,490	66,748

NET INCOME	135,083	121,525

COMPREHENSIVE INCOME (NET OF TAX)
Net changes in cash flow hedges	61,225	10,260
Foreign currency translation adjustment	(102,079)	2,556

	(40,854)	12,816

COMPREHENSIVE INCOME	$94,229	$134,341

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(Dollars in thousands)

	2002	2001

	(Unaudited)
REVENUES
Rental of flight equipment	$1,289,333	$1,203,203
Flight equipment marketing	19,640	38,916
Interest and other	60,043	37,859

	1,369,016	1,279,978

EXPENSES
Interest	407,078	405,638
Depreciation of flight equipment	452,458	382,718
Flight equipment rent	38,754	60,928
Provision for overhauls	40,057	46,090
Selling, general and administrative	43,732	34,796

	982,079	930,170

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	386,937	349,808
Provision for income taxes	138,549	124,340

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	248,388	225,468

Cumulative effect of accounting change (net of taxes)	—	15,191

NET INCOME	248,388	240,659

COMPREHENSIVE INCOME (NET OF TAX)
Cumulative effect of accounting change	—	(20,473)
Net changes in cash flow hedges	88,114	(20,000)
Foreign currency translation adjustment	(94,867)	15,068

	(6,753)	(25,405)

COMPREHENSIVE INCOME	$241,635	$215,254

SUPPLEMENTAL COMPREHENSIVE INCOME INFORMATION
Cumulative foreign currency translation gain adjustment, net of tax	$(84,510)	$25,695
Cumulative cash flow hedge loss adjustment, net of tax	27,128	(41,843)

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(Dollars in thousands)

	2002	2001

	(Unaudited)
OPERATING ACTIVITIES
Net income	$248,388	$240,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	452,458	382,718
Deferred income taxes	220,489	191,901
Foreign exchange adjustment of Euro denominated debt	20,627	(83,069)
Change in derivative instruments	(20,020)	95,449
Amortization of deferred debt issue costs	3,726	6,175
Equity in net income of affiliates	3,837	(1,425)
Change in unamortized debt discount	(21,216)	19,250
Changes in operating assets and liabilities:
Increase in notes receivable	(18,208)	(21,297)
Increase in accrued interest, other receivables and other assets	(47,670)	(10,853)
Decrease (increase) in current income taxes receivable	72,216	(65,546)
Increase (decrease) in accrued interest and other payables	54,913	(9,386)
Increase in rentals received in advance	14,540	5,387

Net cash provided by operating activities	984,080	749,963

INVESTING ACTIVITIES
Acquisition of flight equipment for operating leases	(3,464,404)	(2,653,168)
Acquisition of flight equipment for finance leases	—	(39,207)
Decrease (increase) in deposits and progress payments	97,134	(93,247)
Proceeds from disposal of flight equipment — net of gain	36,215	48,602
Collections on notes receivable and sales-type leases	16,766	24,732
Other	364	26

Net cash used in investing activities	(3,313,925)	(2,712,262)

FINANCING ACTIVITIES
Repurchase of preferred stock	(50,000)	—
Proceeds from debt financing	9,685,739	6,271,292
Payments in reduction of debt financing	(7,121,942)	(4,351,950)
Debt issue costs	(14,511)	(9,102)
(Decrease) increase in customer deposits	(105,521)	124,149
Payment of common and preferred dividends	(29,406)	(74,441)

Net cash provided by financing activities	2,364,359	1,959,948

Increase (decrease) in cash	34,514	(2,351)
Cash at beginning of period	79,383	134,653

Cash at end of period	$113,897	$132,302

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(Dollars in thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2002	2001

	(Unaudited)
Cash paid during the period for:
Interest (net of amount capitalized of $30,446 (2002) and $28,373 (2001))	$379,869	$384,395
Income taxes (net of refunds)	(154,157)	6,165

2001:
One aircraft was received in exchange for notes receivable in the amount of $18,136 and one aircraft with net book value of $11,372 was contributed to a joint venture.

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
(Dollars in thousands)
(Unaudited)

A. Basis of Preparation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 2001 unaudited condensed consolidated financial statements to conform to the 2002 presentation. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

B. Hedging Activities

     The Company uses derivatives to manage exposures to interest rate and foreign currency risks. During the six months ended June 30, 2002, the Company recorded the following in earnings in accordance with Statement of Financial Accounting Standards No. 133 — Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138 and related implementation guidance.

Related to non-hedging instruments:
Fair value of hedging instruments	$3,121
Related to previous designated fair value hedging relationships:
Fair value of hedging instruments	(25,623)
Offsetting changes in fair value of hedged items	25,340
Ineffectiveness related to cash flow hedges	(187)

Total effect on earnings	$2,651

     During the six months ended June 30, 2002, $50,438 (net) was reclassified from accumulated other comprehensive income to interest expense under cash flow hedge accounting in connection with the Company’s program to convert debt from floating to fixed rates. The Company expects that within the next twelve months it will reclassify as earnings approximately $100,000 of the balance recorded plus quarterly cash flow hedge adjustments to accumulated other comprehensive income.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

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

Financial Condition

     The Company borrows funds for the purchase of flight equipment, including funds for progress payments during the construction phase, principally on an unsecured basis from various sources. As of June 30, 2002, the Company had committed to purchase 510 aircraft from Airbus and Boeing at an estimated aggregated purchase price of $29.9 billion for delivery through 2010 and options to purchase 49 additional aircraft at an estimated aggregate purchase price of approximately $3.0 billion. The Company currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds and proceeds from financing arrangements. The Company’s debt financing and capital lease obligations were comprised of the following at the following dates:

	June 30,	December 31,
	2002	2001

	(Dollars in thousands)
Public term debt with single maturities	$7,663,655	$4,796,330
Foreign Currency Adjustment	123,768	(92,129)
Public medium-term notes with varying maturities	4,947,600	4,809,000
Capital lease obligations	313,759	365,289
Bank and other term debt	2,226,881	2,368,968

Total term debt, bank debt, and capital lease obligations	15,275,663	12,247,458
Commercial paper	3,253,354	3,501,865
Deferred debt discount	(36,373)	(15,157)

Total debt financing and capital lease obligations	$18,492,644	$15,734,166

Selected Interest Rates and Ratio:
Composite interest rate	5.03%	5.07%
Percentage of total debt at fixed rates	80.51%	78.81%
Composite interest rate on fixed rate debt	5.76%	5.78%
Bank prime rate	4.75%	4.75%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Public Debt

     The interest on substantially all of the public debt (exclusive of the Commercial Paper Program) is fixed for the terms of the notes. The Company has the ability to borrow under various public debt financing arrangements as follows (d):

	Maximum	Sold as of	Sold as of	Sold as of
	Offering	December 31, 2001 (a)	June 30, 2002 (a)	July 31, 2002 (a)

	(Dollars in millions)
Registration statement dated May 10, 2001 (including $2.350 billion Medium-Term Note program)	$4,000	$3,100	$4,000	$4,000
Registration statement dated January 28, 2002 (including $1.0 billion Medium-Term Note program)	4,000	—	2,745	2,770
Euro Medium-Term Note Programme dated June 2001	4,000 (b)	771 (c)	2,314 (c)	2,314 (c)

(a)	Includes amounts outstanding under Medium-Term Note programs implemented under each of the registration statements.

(b)	The Company increased its Euro Medium-Term Note Programme during the second quarter in 2002 from $2.0 billion to $4.0 billion under which an additional €1.25 billion and £300 million in notes were sold as of July 31, 2002.

(c)	The Company has hedged the foreign currency risk of the notes through operating lease payments or derivatives.

(d)	Totals do not include shelf registrations for which the maximum offering had been sold as of December 31, 2001.

Capital Lease Obligations

     The Company has Export Credit Lease financings which provide ten year, amortizing loans in the form of capital lease obligations. The interest rate on 62.5% of the original financed amount is 6.55% and the interest rate on 22.5% of the original financed amount is fixed at rates varying between 6.18% and 6.89%. These two tranches are guaranteed by various European Export Credit Agencies. The remaining 15% of the original financed amount provides for LIBOR based pricing. This 15% tranche was prepaid in 2000. The remaining obligations mature through 2005.

Bank Term Debt

     In January 1999, the Company entered into an Export Credit Facility, up to a maximum of $4.3 billion, for approximately 75 aircraft to be delivered from 1999 through 2001. The Company had the right, but was not required, to use the facility to fund 85% of each aircraft’s purchase price. This facility is guaranteed by various European Export Credit Agencies. The interest rate varies from 5.753% to 5.898% on the 75 aircraft depending on the delivery date of the aircraft. The Company financed 62 aircraft with $2.8 billion under this facility. The debt is collaterized by a pledge of the shares of a subsidiary of the Company which holds title to the aircraft financed under the facility.

Commercial Paper

     The Company has a $4.8 billion Commercial Paper Program. Under this program, the Company may borrow in minimum increments of $100,000 for a period from one day to 270 days. It is the Company’s intention to sell commercial paper not to exceed one and one half times the aggregate amount of the backup facilities available (see Bank Commitments). The weighted average interest rate of the Company’s Commercial Paper Program was 1.86% for the six months ended June 30, 2002 and 4.10% for the year ended December 31, 2001. The composite commercial paper interest rate was 1.84% and 2.24% at June 30, 2002 and December 31, 2001, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Bank Commitments

     As of June 30, 2002, the Company had committed revolving loans and lines of credit with 20 commercial banks aggregating $2.85 billion. These revolving loans and lines of credit principally provide for interest rates that vary according to the pricing option in effect at the time of borrowing. Pricing options include prime, a range from .25% over LIBOR to .35% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The revolving loans and lines of credit are subject to facility fees of up to .10% of amounts available. This financing is used primarily as backup for the Company’s Commercial Paper Program.

Other

     In 1995, 1996 and 1997, the Company, through subsidiaries, entered into sale-leaseback transactions providing proceeds to the Company in the amounts of $413.0 million, $507.6 million and $601.9 million, respectively, each relating to seven aircraft. The transactions resulted in the sale and leaseback of these aircraft under one year operating leases, each with six one year extension options for a total of seven years for each aircraft. The Company has not recorded any gains related to the transactions. The Company has the option to either buy back the aircraft or redeliver the aircraft for a fee to the lessor at the end of any lease period. The lease rates equate to fixed principal amortization and floating interest payments based on LIBOR or commercial paper pricing. As of June 30, 2002, the Company had repurchased three aircraft which were sold to third parties. If the Company decides not to negotiate extensions of the one year operating lease options as they terminate in December 2002 and September 2003 and 2004, it will be required to borrow additional funds to reacquire the assets. The estimated remaining minimum lease payments (exclusive of the interest component of rent) and buy-back amounts, assuming the transactions mature as scheduled, are $279.6 million (2002), $390.8 million (2003) and $462.4 million (2004).

     The Company does not have any other relationships with unconsolidated entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. The Company may, however, from time to time enter into joint ventures or other partnership arrangements with the limited purpose to lease aircraft.

     In the normal course of business, the Company employs a variety of derivative products to manage its exposure to interest rates and the resulting impact of changes in interest rates on earnings, with the objective to lower its overall borrowing cost and to maintain an optimal mix of variable and fixed rate interest obligations. The Company only enters into derivative transactions to hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements, currency swap agreements, and interest rate floor agreements.

     The counterparty to the Company’s derivative instruments is AIG Financial Products Corp., a related party with the highest ratings available from the credit rating agencies, who enters into identical transactions with independent third parties. The derivatives are subject to a bilateral security agreement, which, in certain circumstances, may allow one party to the agreement to require the second party to the agreement to provide collateral. It is management’s belief that any failure of the instruments or counterparty to perform under the derivative contracts would have an immaterial impact on the Company’s financial condition and results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The Company is in compliance with all covenants and other requirements set forth in its credit agreements. Further, the Company does not have any rating downgrade triggers that would automatically accelerate the maturity dates of its debt. However, a downgrade in the Company’s credit rating could adversely affect the Company’s ability to borrow on, renew existing, or obtain access to new financing arrangements and would increase the cost of such financing arrangements. For example, a downgrade in credit rating could preclude the Company from issuing commercial paper under its current program. Should this occur the Company would seek alternative sources of funding, including issuance of bonds under its existing shelf registrations. In addition, the Company has the ability, at its option, to draw upon its revolving loans and lines of credit. The Company may also, from time to time, enter into additional short term borrowings.

     The Company repurchased $50.0 million of its Market Auction Preferred Stock during the six months ended June 30, 2002.

     The following summarizes the Company’s contractual obligations at June 30, 2002, and the possible effect of such obligations on the Company’s liquidity and cash flows in future periods.

Existing Commitments (Exclusive of Interest)

	Commitments Due by Fiscal Year

	Total	2002	2003	2004	2005	2006	Thereafter

	(Dollars in thousands)
Public Debt	$14,838,136	$1,033,068	$3,505,674	$3,200,623	$1,790,549	$1,234,174	$4,074,048
Capital Lease Obligations	313,759	53,137	111,745	105,194	43,683	—	—
Commercial Paper	3,253,354	3,234,854	18,500	—	—	—	—
Operating Leases	129,456	1,582	3,276	11,257	11,404	8,491	93,446
Operating Leases under Sales-Lease-Back Transactions	1,132,831	279,630	390,810	462,391	—	—	—
Purchase Commitments	29,325,200	1,657,000	3,900,400	3,878,000	4,984,900	4,792,900	10,112,000

Total	$48,992,736	$6,259,271	$7,930,405	$7,657,465	$6,830,536	$6,035,565	$14,279,494

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Contingent Commitments

	Contingency Expiration by Fiscal Year

	Total	2002	2003	2004	2005	2006	Thereafter

	(Dollars in thousands)
Purchase Options on New Aircraft	$2,956,400	—	$187,800	$697,300	$621,600	$555,900	$893,800
Put Options(a)	679,110	—	231,614	67,422	256,658	—	123,416
Asset Value Guarantees(a)	205,299	$69,296	63,000	4,726	11,041	14,492	42,744
Loan Guarantees(a)	53,179	471	26,562	12,193	3,000	6,000	4,953
Lines of Credit	10,000	10,000	—	—	—	—	—

Total	$3,903,988	$79,767	$508,976	$781,641	$892,299	$576,392	$1,064,913

(a)	From time to time, the Company participates with airlines, banks and other financial institutions to assist in financing aircraft by providing asset guarantees, put options, or loan guarantees collateralized by aircraft. As a result, should the Company be called upon to fulfill its obligations, the Company would have recourse to the value of the underlying aircraft.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations - Three months ended June 30, 2002 versus 2001.

     Revenues from the rentals of flight equipment increased 9.1% to $680.3 million in 2002 compared to $623.6 million in 2001, due to an increase in the number of aircraft available for operating lease, partially offset by an increase in the number of aircraft being reconfigured and redelivered and therefore not earning revenue for the entire period. Revenues were also negatively impacted by lower lease rates and restructured rents, as a result of a slowdown of the airline industry that was exacerbated after the September 11, 2001 terrorist attacks. The Company expects these factors to further negatively impact revenues in the third and fourth quarters of 2002. At June 30, 2002 the Company’s leased fleet consisted of 532 aircraft compared to a fleet of 448 aircraft at June 30, 2001. The cost of the leased fleet, which includes aircraft subject to sale-lease back transactions from which rental income is earned, increased to $29.1 billion in 2002 compared to $24.5 billion in 2001.

     In addition to its leasing operations, the Company engages in the marketing of flight equipment throughout the lease term, as well as the sales of flight equipment on a principal and commission basis. Revenues from flight equipment marketing decreased to $6.4 million in 2002 compared to $20.7 million in 2001 as a result of a decrease in sales of company owned equipment. The Company did not sell any equipment during the second quarter of 2002, and sold two engines and two aircraft during the second quarter of 2001.

     Interest and other revenue increased to $39.8 million in 2002 compared to $14.0 million in 2001 primarily due to forfeitures of security and other deposits resulting from nonperformance by customers and manufacturers.

     Interest expense increased to $218.9 million in 2002 compared to $203.6 million in 2001 as a result of an increase in average debt outstanding, to finance aircraft acquisitions (excluding the effect of debt discount), to $17.7 billion in 2002 compared to $14.8 billion in 2001. This increase was partially offset by a decrease in the average composite borrowing rate to 4.98% in 2002 compared to 5.71% in 2001. The Company’s composite borrowing rate fluctuated as follows:

	2002	2001	Decrease

Beginning of Quarter	4.93%	5.92%	(0.99)%
End of Quarter	5.03%	5.49%	(0.46)%
Average	4.98%	5.71%	(0.73)%

Interest expense for the three months ended June 30, 2002 includes a $1.6 million charge related to hedging activities.

     Depreciation of flight equipment increased to $235.7 million in 2002 compared to $201.6 million in 2001 due to the increased cost of the fleet.

     The Company, in prior periods, has entered into sale-leaseback transactions. Currently 18 aircraft are accounted for under these transactions. Rent expense decreased to $19.4 million in 2002 compared to $28.4 million in 2001 due to a decrease in the lease rates resulting from a decrease in interest rates affecting the floating rate component of the lease rates, principal amortization, and the repurchase of one aircraft.

     Provision for overhauls decreased to $18.8 million in 2002 compared to $21.6 million in 2001. The cumulative effect of favorable payout factors realized in the second quarter resulted in a reduction in the reserve rate used in calculating the provision for overhauls. Further, the Company experienced lower overhaul revenue collections as a result of an increase in restructured overhaul payments, a slowdown in the economy and the September 11, 2001 terrorist attacks.

     Selling, general and administrative expenses increased to $22.2 million in 2002 compared to $14.9 million in 2001 primarily due to an increase in costs related to the reconfiguration and re-delivery of aircraft from one lessee to another.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations - Six months ended June 30, 2002 versus 2001.

     Revenues from the rentals of flight equipment increased 7.2% to $1,289.3 million in 2002 compared to $1,203.2 million in 2001, due to an increase in the number of aircraft available for operating lease, partially offset by an increase in the number of aircraft being reconfigured and redelivered and therefore not earning revenue for the entire period. Revenues were also negatively impacted by lower lease rates and restructured rents, as a result of a slowdown of the airline industry that was exacerbated after the September 11, 2001 terrorist attacks. The Company expects these factors to further negatively impact revenues in the third and fourth quarters of 2002. At June 30, 2002 the Company’s leased fleet consisted of 532 aircraft compared to a fleet of 448 aircraft at June 30, 2001. The cost of the leased fleet, which includes aircraft subject to sale-lease back transactions from which rental income is earned, increased to $29.1 billion in 2002 compared to $24.5 billion in 2001.

     In addition to its leasing operations, the Company engages in the marketing of flight equipment throughout the lease term, as well as the sales of flight equipment on a principal and commission basis. Revenues from flight equipment marketing decreased to $19.6 million in 2002 compared to $38.9 million in 2001 as a result of a decrease in sales of company owned equipment. The Company sold two aircraft during the six months ended June 30, 2002, and sold two aircraft and two engines during the six months ended June 30, 2001.

     Interest and other income increased to $60.0 million in 2002 compared to $37.9 million in 2001 primarily due to forfeitures of security deposits because of nonperformance by customers and manufacturers.

     Interest expense increased to $407.1 million in 2002 compared to $405.6 million in 2001 as a result of an increase in average debt outstanding, to finance aircraft acquisitions (excluding the effect of debt discount), to $17.7 billion in 2002 compared to $14.8 billion in 2001. This increase was partially offset by a decrease in the average composite borrowing rate to 5.05% in 2002 compared to 5.93% in 2001. The Company’s composite borrowing rate fluctuated as follows:

	2002	2001	Decrease

Beginning of six months	5.07%	6.37%	(1.30)%
End of six months	5.03%	5.49%	(0.46)%
Average	5.05%	5.93%	(0.88)%

Interest expense for the six months ended June 30, 2002 includes a $2.6 million charge related to hedging activities.

     Depreciation of flight equipment increased to $452.5 million in 2002 compared to $382.7 million in 2001 due to the increased cost of the fleet.

     The Company, in prior periods, has entered into sale-leaseback transactions. Currently 18 aircraft are accounted for under these transactions. Rent expense decreased to $38.8 million in 2002 compared to $60.9 million in 2001 due to a decrease in the lease rates resulting from a decrease in interest rates affecting the floating rate component of the lease rates, principal amortization, and the repurchase of one aircraft.

     Provision for overhauls decreased to $40.1 million in 2002 compared to $46.1 million in 2001. The cumulative effect of favorable payout factors realized in the second quarter resulted in a reduction in the reserve rate used in calculating the provision for overhauls. Further, the Company experienced lower overhaul revenue collections as a result of an increase in restructured overhaul payments, a slowdown in the economy and the September 11, 2001 terrorist attacks.

     Selling, general and administrative expenses increased to $43.7 million in 2002 compared to $34.8 million in 2001 primarily due to an increase in costs related to the reconfiguration and re-delivery of aircraft from one lessee to another.

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

     The Company is exposed to market risk and the risk of loss of fair value and possible liquidity strain resulting from adverse fluctuations in interest rates and foreign exchange prices. The Company statistically measures the loss of fair value through the application of a VaR model on a quarterly basis. In this analysis the net fair value of the Company is determined using the financial instrument and other assets. This includes tax adjusted future flight equipment lease revenues, aircraft residual values at maturity of the lease contracts and financial instrument liabilities, which includes future servicing of current debt. The estimated impact of current derivative positions is also taken into account.

     The Company calculates the VaR with respect to the net fair value by using historical scenarios. This methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical information for interest rates and foreign exchange rates were used to construct the historical scenarios at December 31, 2001 and June 30, 2002 respectively. For each scenario, each financial instrument is re-priced. Scenario values for the Company are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum adverse deviation in fair market value incurred by these scenarios with 95% confidence (i.e. only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period is assumed in computing the VaR figure. The following table presents the average, high and low VaRs for the Company with respect to its fair value as of June 30, 2002 and December 31, 2001:

	ILFC Market Risk

	June 30, 2002	December 31, 2001

	(Dollars in millions)
Average	$24.8	$9.8
High	42.8	13.3
Low	10.1	6.8

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

1	Amended and Restated Programme Agreement, dated May 15, 2002, between the Company and the Dealers named therein.

4	Amended and Restated Agency Agreement, dated May 15, 2002, between the Company, Citibank, N.A. and Dexia Banque Internationale a Luxembourg S.A.

12	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

b)	Reports on Form 8-K:

Form 8-K, event date May 21, 2002 (Item 7)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL LEASE FINANCE CORPORATION

August 8, 2002	/S/ Steven F. Udvar-Hazy

STEVEN F. UDVAR-HAZY Chairman of the Board and Chief Executive Officer

August 8, 2002	/S/ Alan H. Lund

ALAN H. LUND Vice Chairman-Finance, Chief Financial Officer and Chief Accounting Officer

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit No.

1	Amended and Restated Programme Agreement, dated May 15, 2002, between the Company and the Dealers named therein.

4	Amended and Restated Agency Agreement, dated May 15, 2002, between the Company, Citibank, N.A. and Dexia Banque Internationale a Luxembourg S.A.

12	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends