Form 10-Q
period 2002-09-30
INTERNATIONAL LEASE FINANCE CORP
filed 2002-11-13
CIK 714311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

As of November 12, 2002, there were 39,769,520 shares of Common Stock, no par value, outstanding.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Cash, including interest bearing accounts of $74,998 (2002) and $78,295 (2001)	$77,054	$79,383
Current income taxes receivable	161,592	173,280
Notes receivable and net investment in finance leases	409,000	394,277
Flight equipment under operating leases	28,307,680	24,400,217
Less accumulated depreciation	4,102,717	3,417,020

	24,204,963	20,983,197
Deposits on flight equipment purchases	1,282,842	1,321,699
Accrued interest, other receivables and other assets	278,807	130,471
Investments	51,146	56,236
Deferred debt issue costs - less accumulated amortization of $63,919 (2002) and $59,056 (2001)	36,323	28,747

	$26,501,727	$23,167,290

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued interest and other payables	$414,342	$265,107
Debt financing, net of deferred debt discount of $36,048 (2002) and $15,157 (2001)	18,269,223	15,368,877
Capital lease obligations	295,910	365,289
Security & other deposits on flight equipment	861,311	966,213
Rentals received in advance	128,889	114,874
Deferred income taxes	2,233,240	1,937,396
Derivative instruments	105,084	185,859
SHAREHOLDERS’ EQUITY
Preferred stock— no par value; 20,000,000 authorized shares
Series A Preferred Stock; $10,000,000 per share liquidation value; 40 shares issued and outstanding (2001)	—	400,000
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A, B, and E (2002 and 2001) each having 500 shares issued. Series A and B each having 500 (2002 and 2001) shares outstanding and Series E having 0 (2002) and 500 (2001) shares outstanding	100,000	150,000
Common stock— no par value; 100,000,000 authorized shares, 39,769,520 (2002) and 35,818,122 (2001) issued and outstanding	403,582	3,582
Additional paid-in capital	579,955	579,955
Accumulated other comprehensive loss	(115,564)	(50,629)
Retained earnings	3,225,755	2,880,767

Total Shareholders’ Equity	4,193,728	3,963,675

	$26,501,727	$23,167,290

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Dollars in thousands)

	2002	2001

	(Unaudited)
REVENUES
Rental of flight equipment	$686,833	$633,712
Flight equipment marketing	15,256	14,267
Interest and other	28,089	12,826

	730,178	660,805

EXPENSES
Interest	218,410	188,929
Depreciation of flight equipment	247,580	207,891
Flight equipment rent	19,343	25,585
Provision for overhauls	28,548	32,144
Selling, general and administrative	23,562	15,623

	537,443	470,172

INCOME BEFORE INCOME TAXES	192,735	190,633
Provision for income taxes	51,499	63,069

NET INCOME	141,236	127,564

COMPREHENSIVE INCOME (NET OF TAX)
Net changes in cash flow hedges	(49,651)	(28,590)
Foreign currency translation adjustment	(8,531)	(22,236)

	(58,182)	(50,826)

COMPREHENSIVE INCOME	$83,054	$76,738

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Dollars in thousands)

	2002	2001

	(Unaudited)
REVENUES
Rental of flight equipment	$1,976,166	$1,836,915
Flight equipment marketing	34,896	53,183
Interest and other	88,132	50,685

	2,099,194	1,940,783

EXPENSES
Interest	625,488	594,567
Depreciation of flight equipment	700,038	590,610
Flight equipment rent	58,097	86,513
Provision for overhauls	68,605	78,233
Selling, general and administrative	67,294	50,419

	1,519,522	1,400,342

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	579,672	540,441
Provision for income taxes	190,048	187,409

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	389,624	353,032

Cumulative effect of accounting change (net of taxes)	—	15,191

NET INCOME	389,624	368,223

COMPREHENSIVE INCOME (NET OF TAX)
Cumulative effect of accounting change	—	(20,473)
Net changes in cash flow hedges	38,463	(48,590)
Foreign currency translation adjustment	(103,398)	(7,169)

	(64,935)	(76,232)

COMPREHENSIVE INCOME	$324,689	$291,991

SUPPLEMENTAL COMPREHENSIVE INCOME INFORMATION
Cumulative foreign currency translation gain adjustment, net of tax	$(22,523)	$3,458
Cumulative cash flow hedge loss adjustment, net of tax	(93,041)	(70,432)

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Dollars in thousands)

	2002	2001

	(Unaudited)
OPERATING ACTIVITIES
Net income	$389,624	$368,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	700,038	590,610
Deferred income taxes	330,809	286,793
Foreign exchange adjustment of Euro denominated debt	26,874	(75,739)
Change in derivative instruments	(20,719)	68,659
Amortization of deferred debt issue costs	4,863	9,858
Gain on sale of flight equipment included in amount financed	(5,823)	(5,405)
Equity in net loss (income) of affiliates	4,217	(1,634)
Change in unamortized debt discount	(20,891)	23,459
Changes in operating assets and liabilities:
Increase in notes receivable and finance leases	(40,507)	(22,768)
(Increase) decrease in accrued interest, other receivables and other assets	(99,899)	1,700
Decrease (increase) in current income taxes receivable	11,688	(96,409)
Increase in accrued interest and other payables	149,234	58,713
Increase in rentals received in advance	14,015	7,525

Net cash provided by operating activities	1,443,523	1,213,585

INVESTING ACTIVITIES
Acquisition of flight equipment for operating leases	(3,993,075)	(3,268,104)
Acquisition of flight equipment for finance leases	(12,886)	(39,207)
Decrease (increase) in deposits and progress payments	38,857	(204,887)
Proceeds from disposal of flight equipment — net of gain	88,281	181,022
Collections on notes receivable and finance leases	27,484	34,231
Other	873	(462)

Net cash used in investing activities	(3,850,466)	(3,297,407)

FINANCING ACTIVITIES
Repurchase of preferred stock	(50,000)	—
Proceeds from debt financing	10,810,044	7,981,760
Payments in reduction of debt financing	(8,193,454)	(5,933,625)
Debt issue costs	(12,439)	(11,257)
(Decrease) increase in customer deposits	(104,902)	140,238
Payment of common and preferred dividends	(44,635)	(86,137)

Net cash provided by financing activities	2,404,614	2,090,979

(Decrease) increase in cash	(2,329)	7,157
Cash at beginning of period	79,383	134,653

Cash at end of period	$77,054	$141,810

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Dollars in thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2002	2001

	(Unaudited)
Cash paid (received) during the period for:
Interest (net of amount capitalized of $44,968 (2002) and $44,220 (2001))	$465,809	$499,725
Income taxes (net of refunds)	(152,450)	5,204

2002:

Notes in the amount of $28,775 were received as partial payment in exchange for flight equipment sold with a net book value of $46,242.

One aircraft was received in exchange for notes receivable in the amount of $10,968.

Pursuant to an agreement with the holder, the Company cancelled the outstanding shares of Series A Preferred Stock and issued 3,951,398 shares of common stock.

2001:

One aircraft was received in exchange for notes receivable in the amount of $18,136.

One aircraft with net book value of $11,372 was contributed to a joint venture.

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Dollars in thousands)
(Unaudited)

A.	Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 2001 unaudited condensed consolidated financial statements to conform to the 2002 presentation. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

B.	Derivative Activities

The Company uses derivatives to manage exposures to interest rate and foreign currency risks. During the nine months ended September 30, 2002, the Company recorded the following in earnings in accordance with Statement of Financial Accounting Standards No. 133 — Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138 and related implementation guidance.

Related to non-hedging instruments:
Fair value of non-hedging instruments	$7,267
Related to previous designated fair value hedging relationships:
Fair value of hedging instruments	(18,133)
Offsetting changes in fair value of hedged items	19,093
Ineffectiveness related to cash flow hedges	(255)

Total effect on earnings	$7,972

During the nine months ended September 30, 2002, $49,152 (net) was reclassified from accumulated other comprehensive income to interest expense when interest was paid or received on the Company’s cash flow hedges. The Company estimates that within the next twelve months it will amortize into earnings $100,000 of the pre-tax balance in other comprehensive income under cash flow hedge accounting in connection with the Company’s program to convert debt from floating to fixed rates.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

Forward Looking Statements

     Certain of the statements in this document contain estimates and assumptions regarding cash flows and debt financing to support future capital requirements. While these statements are made in good faith, future operating, market, competitive, economic and other conditions and events could cause actual results to differ materially from those in the statements. The Company undertakes no obligation to release publicly any revisions to these statements to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

     The Company borrows funds for the purchase of flight equipment, including funds for progress payments during the construction phase, principally on an unsecured basis from various sources. As of September 30, 2002, the Company had committed to purchase 493 aircraft from Airbus and Boeing at an estimated aggregated purchase price of $29.4 billion for delivery through 2010 and options to purchase 38 additional aircraft at an estimated aggregate purchase price of approximately $2.4 billion. The Company currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds and proceeds from financing arrangements. The Company’s debt financing and capital lease obligations were comprised of the following at the following dates:

	September 30,	December 31,
	2002	2001

	(Dollars in thousands)
Public term debt with single maturities	$7,355,775	$4,796,330
Foreign Currency Adjustment	143,140	(92,129)
Public medium-term notes with varying maturities	4,907,600	4,809,000
Capital lease obligations	295,910	365,289
Bank and other term debt	2,168,413	2,368,968

Total term debt, bank debt, and capital lease obligations	14,870,838	12,247,458
Commercial paper	3,730,343	3,501,865
Deferred debt discount	(36,048)	(15,157)

Total debt financing and capital lease obligations	$18,565,133	$15,734,166

Selected interest rates and ratio:
Composite interest rate	4.95%	5.07%
Percentage of total debt at fixed rates	79.13%	78.81%
Composite interest rate on fixed rate debt	5.74%	5.78%
Bank prime rate	4.75%	4.75%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Public Debt

     The interest on substantially all of the public debt (exclusive of the Commercial Paper Program) is fixed for the terms of the notes. The Company has the ability to borrow under various public debt financing arrangements as follows (d)(e):

	Maximum		Sold as of	Sold as of		Sold as of
	Offering		December 31, 2001 (a)	September 30, 2002 (a)		October 31, 2002 (a)

	(Dollars in millions)
Registration statement dated May 10, 2001 (including $2.350 billion Medium-Term Note program)	$3,500	(f)	$3,100	$3,500	(f)	$3,500	(f)
Registration statement dated January 28, 2002 (including $1.0 billion Medium-Term Note program)	4,500	(f)	—	2,780		2,905
Euro Medium-Term Note Programme dated May 2002	4,000	(b)	771 (c)	2,314	(c)	2,314	(c)

(a)	Includes amounts outstanding under Medium-Term Note programs implemented under each of the registration statements.

(b)	The Company increased its Euro Medium-Term Note Programme during the second quarter in 2002 from $2.0 billion to $4.0 billion under which an additional €1.25 billion and £300 million in notes were sold as of September 30, 2002.

(c)	The Company has hedged the foreign currency risk of the notes through operating lease payments or derivatives.

(d)	Excludes shelf registrations for which the maximum offering had been sold as of December 31, 2001.

(e)	The Company has filed a new registration statement in the amount of $4.0 billion with the Securities and Exchange Commission.

(f)	The Company closed the registration statement dated May 10, 2001 with $0.5 billion unsold, which was rolled into the registration statement dated January 28, 2002, increasing the maximum offering from $4.0 billion to $4.5 billion.

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

Bank Term Debt

     In January 1999, the Company entered into an Export Credit Facility, up to a maximum of $4.3 billion, for aircraft to be delivered from 1999 through 2001. The Company had the right, but was not required, to use the facility to fund 85% of each aircraft’s purchase price. This facility is guaranteed by various European Export Credit Agencies. The Company financed 62 aircraft with $2.8 billion under this facility over ten years with interest rates from 5.753% to 5.898%. The debt is collaterized by a pledge of the shares of a subsidiary of the Company which holds title to the aircraft financed under the facility.

Commercial Paper

     The Company has a $4.8 billion Commercial Paper Program. Under this program, the Company may borrow in minimum increments of $100,000 for a period from one day to 270 days. It is the Company’s intention to sell commercial paper not to exceed one and one half times the aggregate amount of the backup facilities available (see Bank Commitments). The weighted average interest rate of the Company’s Commercial Paper Program was 1.80% for the nine months ended September 30, 2002 and 4.10% for the year ended December 31, 2001. The composite commercial paper rate was 1.80% and 2.24% at September 30, 2002 and December 31, 2001, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Bank Commitments

     As of September 30, 2002, the Company had committed revolving loans and lines of credit with 20 commercial banks aggregating $2.85 billion. These revolving loans and lines of credit principally provide for interest rates that vary according to the pricing option in effect at the time of borrowing. Pricing options include prime, a range from .25% over LIBOR to .35% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The revolving loans and lines of credit are subject to facility fees of up to .10% of amounts available. This financing is used primarily as backup for the Company’s Commercial Paper Program. As of October 18, 2002, the Company replaced $1.85 billion of its committed credit agreements with a new 364 day facility with a one year term-out option in the amount of $2.15 billion. This brings the total available credit agreements to $3.15 billion.

Other

     In 1995, 1996 and 1997, the Company, through subsidiaries, entered into sale-leaseback transactions providing proceeds to the Company in the amounts of $413.0 million, $507.6 million and $601.9 million, respectively, each relating to seven aircraft. The transactions resulted in the sale and leaseback of these aircraft under one year operating leases, each with six one year extension options for a total of seven years for each aircraft. The Company has not recorded any gains related to the transactions. The Company has the option to either buy back the aircraft or redeliver the aircraft for a fee to the lessor at the end of any lease period. The lease rates equate to fixed principal amortization and floating interest payments based on LIBOR or commercial paper pricing. As of September 30, 2002, the Company had repurchased three aircraft which were sold to third parties. If the Company decides not to negotiate extensions of the one year operating lease options as they terminate in December 2002 and September 2003 and 2004, it will be required to borrow additional funds to reacquire the assets. The estimated remaining minimum lease payments (exclusive of the interest component of rent) and buy-back amounts, assuming the transactions mature as scheduled, are $266.5 million (2002), $390.8 million (2003) and $462.4 million (2004).

     The Company does not have any other relationships with unconsolidated entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. The Company has, however, from time to time established subsidiaries, entered into joint ventures or created other partnership arrangements with the limited purpose of leasing aircraft or facilitating borrowing arrangements.

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

     The Company is in compliance with all covenants and other requirements set forth in its credit agreements. Further, the Company does not have any rating downgrade triggers that would automatically accelerate the maturity dates of its debt. However, a downgrade in the Company’s credit rating could adversely affect the Company’s ability to borrow on, renew existing, or obtain access to new financing arrangements and would increase the cost of such financing arrangements. For example, a downgrade in credit rating could preclude the Company from issuing commercial paper under its current program. Should this occur the Company would seek alternative sources of funding, including issuance of bonds under its existing shelf registration statements. In addition, the Company has the ability, at its option, to draw upon its revolving loans and lines of credit. The Company may also, from time to time, enter into additional short term borrowings.

     The Company repurchased $50.0 million of its Market Auction Preferred Stock, cancelled $400.0 million of its Series A Preferred Stock and issued 3,951,398 shares of its common stock during the nine months ended September 30, 2002.

     The following summarizes the Company’s contractual obligations at September 30, 2002, and the possible effect of such obligations on the Company’s liquidity and cash flows in future periods.

Existing Commitments (Exclusive of Interest)

	Commitments Due by Fiscal Year

	Total	2002	2003	2004	2005	2006	Thereafter

	(Dollars in thousands)
Public and Bank Term Debt	$14,431,788	$616,720	$3,505,674	$3,200,623	$1,800,549	$1,234,174	$4,074,048
Capital Lease Obligations	295,910	35,288	111,745	105,194	43,683	—	—
Commercial Paper	3,730,343	2,884,093	846,250	—	—	—	—
Operating Leases	128,670	796	3,276	11,257	11,404	8,491	93,446
Operating Leases under Sales-Lease-Back Transactions	1,119,658	266,457	390,810	462,391	—	—	—
Purchase Commitments	29,414,100	1,142,700	4,739,100	4,206,600	4,988,600	4,412,400	9,924,700

Total	$49,120,469	$4,946,054	$9,596,855	$7,986,065	$6,844,236	$5,655,065	$14,092,194

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Contingent Commitments

	Contingency Expiration by Fiscal Year

	Total	2002	2003	2004	2005	2006	Thereafter

	(Dollars in thousands)
Purchase Options on New Aircraft	$2,367,800	—	—	$357,100	$474,000	$726,400	$810,300
Put Options (a)	679,110	—	$231,614	67,422	256,658	—	123,416
Asset Value Guarantees (a)	208,609	$55,420	63,000	4,726	11,041	8,178	66,244
Loan Guarantees (a)	52,740	471	26,184	12,193	3,000	6,000	4,892
Lines of Credit	10,607	10,607	—	—	—	—	—

Total	$3,318,866	$66,498	$320,798	$441,441	$744,699	$740,578	$1,004,852

(a)	From time to time, the Company participates with airlines, banks and other financial institutions to assist in financing aircraft by providing asset guarantees, put options, or loan guarantees collateralized by aircraft. As a result, should the Company be called upon to fulfill its obligations, the Company would have recourse to the value of the underlying aircraft.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations - Three months ended September 30, 2002 versus 2001.

     Revenues from the rentals of flight equipment increased 8.4% to $686.8 million in 2002 compared to $633.7 million in 2001, due to an increase in the number of aircraft available for operating lease, partially offset by an increase in the number of aircraft being reconfigured and redelivered and therefore not earning revenue for the entire period. Revenues were also negatively impacted by lower lease rates and restructured rents, as a result of a slowdown of the airline industry that was exacerbated after the September 11, 2001 terrorist attacks. The Company’s lease margin (lease revenue less total expenses as a percentage of lease revenue) decreased to 21.8% in 2002 compared to 25.8% in 2001. The Company expects these factors to further negatively impact revenues in the fourth quarter of 2002 and beyond. At September 30, 2002 the Company’s leased fleet consisted of 542 aircraft compared to a fleet of 455 aircraft at September 30, 2001. The cost of the leased fleet, which includes aircraft subject to sale-lease back transactions from which rental income is earned, increased to $29.7 billion in 2002 compared to $24.9 billion in 2001.

     In addition to its leasing operations, the Company engages in the marketing of flight equipment throughout the lease term, as well as the sales of flight equipment on a principal and commission basis. Revenues from flight equipment marketing increased to $15.3 million in 2002 compared to $14.3 million in 2001 as a result of the type and net book value of the company owned equipment sold in each of the quarters. The Company sold two aircraft and one engine during the third quarter of 2002, compared to five aircraft during the third quarter of 2001.

     Interest and other revenue increased to $28.1 million in 2002 compared to $12.8 million in 2001 primarily due to forfeitures of security and other deposits and contract termination fees resulting from nonperformance by customers and manufacturers.

     Interest expense increased to $218.4 million in 2002 compared to $188.9 million in 2001 as a result of an increase in average debt outstanding, to finance aircraft acquisitions (excluding the effect of debt discount and foreign exchange adjustments), to $17.8 billion in 2002 compared to $14.8 billion in 2001. This increase was partially offset by a decrease in the average composite borrowing rate to 4.99% in 2002 compared to 5.35% in 2001. The Company’s composite borrowing rate fluctuated as follows:

	2002	2001	Change

Beginning of Quarter	5.03%	5.49%	(0.46)%
End of Quarter	4.95%	5.21%	(0.26)%
Average	4.99%	5.35%	(0.36)%

Interest expense for the three months ended September 30, 2002 includes a $5.3 million benefit related to hedging activities.

     Depreciation of flight equipment increased 19.1% to $247.6 million in 2002 compared to $207.9 million in 2001 due to the increased cost of the fleet.

     The Company, in prior periods, has entered into sale-leaseback transactions. Currently 18 aircraft are accounted for under these transactions. Flight equipment rent decreased to $19.3 million in 2002 compared to $25.6 million in 2001 due to principal amortization and a decrease in the lease rates resulting from a decrease in interest rates affecting the floating rate component of the lease rates.

     Provision for overhauls decreased to $28.5 million in 2002 compared to $32.1 million in 2001. The cumulative effect of favorable payout factors realized in the third quarter resulted in a reduction in the reserve rate used in calculating the provision for overhauls. Further, the Company experienced lower overhaul revenue collections as a result of an increase in restructured overhaul payments, a slowdown in the economy and the September 11, 2001 terrorist attacks.

     Selling, general and administrative expenses increased to $23.6 million in 2002 compared to $15.6 million in 2001 primarily due to an increase in costs related to the reconfiguration and re-delivery of aircraft from one lessee to another.

     The provision for income taxes decreased to $51.5 million in 2002 compared to $63.1 million in 2001. The effective tax rate decreased to 26.7% from 33.1% in the third quarter 2001 compared to 2002. The decrease arose from the periodic reevaluation of deferred taxes and was attributable to a reduction in the apportionment factor used in filing AIG’s unitary return. The impact on the provision for income taxes from adjustment to deferred taxes was $13.9 million in the third quarter, net of the effect of federal taxes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations - Nine months ended September 30, 2002 versus 2001.

     Revenues from the rentals of flight equipment increased 7.6% to $1,976.2 million in 2002 compared to $1,836.9 million in 2001, due to an increase in the number of aircraft available for operating lease, partially offset by an increase in the number of aircraft being reconfigured and redelivered and therefore not earning revenue for the entire period. Revenues were also negatively impacted by lower lease rates and restructured rents, as a result of a slowdown of the airline industry that was exacerbated after the September 11, 2001 terrorist attacks. The Company’s lease margin (lease revenue less total expenses as a percentage of lease revenue) decreased to 23.1% in 2002 compared to 23.8% in 2001. The Company expects these factors to further negatively impact revenues in the fourth quarter of 2002 and beyond. At September 30, 2002 the Company’s leased fleet consisted of 542 aircraft compared to a fleet of 455 aircraft at September 30, 2001. The cost of the leased fleet, which includes aircraft subject to sale-lease back transactions from which rental income is earned, increased to $29.7 billion in 2002 compared to $24.9 billion in 2001.

     In addition to its leasing operations, the Company engages in the marketing of flight equipment throughout the lease term, as well as the sales of flight equipment on a principal and commission basis. Revenues from flight equipment marketing decreased to $34.9 million in 2002 compared to $53.2 million in 2001 primarily as a result of a decrease in third party flight equipment marketing commissions.

     Interest and other revenue increased to $88.1 million in 2002 compared to $50.7 million in 2001 primarily due to forfeitures of security deposits and contract termination fees resulting from nonperformance by customers and manufacturers.

     Interest expense increased to $625.5 million in 2002 compared to $594.6 million in 2001 as a result of an increase in average debt outstanding, to finance aircraft acquisitions (excluding the effect of debt discount and foreign exchange adjustments), to $17.1 billion in 2002 compared to $14.4 billion in 2001. This increase was partially offset by a decrease in the average composite borrowing rate to 5.01% in 2002 compared to 5.79% in 2001. The Company’s composite borrowing rate fluctuated as follows:

	2002	2001	Change

Beginning of nine months	5.07%	6.37%	(1.30)%
End of nine months	4.95%	5.21%	(0.26%)
Average	5.01%	5.79%	(0.78)%

Interest expense for the nine months ended September 30, 2002 includes an $8.0 million benefit related to hedging activities.

     Depreciation of flight equipment increased 18.5% to $700.0 million in 2002 compared to $590.6 million in 2001 due to the increased cost of the fleet.

     The Company, in prior periods, has entered into sale-leaseback transactions. Currently 18 aircraft are accounted for under these transactions. Flight equipment rent decreased to $58.1 million in 2002 compared to $86.5 million in 2001 due to principal amortization, a decrease in the lease rates resulting from a decrease in interest rates affecting the floating rate component of the lease rates, and the repurchase of one aircraft in the third quarter of 2001.

     Provision for overhauls decreased to $68.6 million in 2002 compared to $78.2 million in 2001. The cumulative effect of favorable payout factors realized in the second and third quarters resulted in a reduction in the reserve rate used in calculating the provision for overhauls. Further, the Company experienced lower overhaul revenue collections as a result of an increase in restructured overhaul payments, a slowdown in the economy and the September 11, 2001 terrorist attacks.

     Selling, general and administrative expenses increased to $67.3 million in 2002 compared to $50.4 million in 2001 primarily due to an increase in costs related to the reconfiguration and re-delivery of aircraft from one lessee to another.

     The provision for income taxes increased to $190.0 million in 2002 compared to $187.4 million in 2001. The effective tax rate decreased to 32.7% from 34.7% for the nine months of 2001 compared to 2002. The decrease arose from the periodic reevaluation of deferred taxes and was attributable to a reduction in the apportionment factor used in filing AIG’s unitary return. The impact on the provision for income taxes from adjustment to deferred taxes was $13.9 million in the third quarter, net of the effect of federal taxes.

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

     The Company calculates the VaR with respect to the net fair value by using historical scenarios. This methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical information for interest rates and foreign exchange rates were used to construct the historical scenarios at September 30, 2002 and December 31, 2001 respectively. For each scenario, each financial instrument is re-priced. Scenario values for the Company are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum adverse deviation in fair market value incurred by these scenarios with 95% confidence (i.e. only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period is assumed in computing the VaR figure. The following table presents the average, high and low VaRs for the Company with respect to its fair value as of September 30, 2002 and December 31, 2001:

	ILFC Market Risk

	September 30, 2002			December 31, 2001

	(Dollars in millions)
	Average	High	Low	Average	High	Low

Combined	$23.2	$42.8	$10.1	$9.8	$13.3	$6.8
Interest Rate	23.1	42.8	10.1	9.8	13.3	6.8
Currency	0.3	1.1	0.0	0.0	0.1	0.0

ITEM 4.     CONTROLS AND PROCEDURES

     During the 90 day period before the filing of this report, the Chairman of the Board and Chief Executive Officer and the Vice Chairman, Chief Financial Officer and Chief Accounting Officer of the Company (collectively, the “Certifying Officers”) have evaluated the effectiveness of the Company’s disclosure controls and procedures. These disclosure controls and procedures are those controls and procedures which are designed to insure that all of the information required to be disclosed by the Company in its periodic reports filed with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported within the time periods specified by the Commission rules and forms, and that the information is communicated to the Certifying Officers on a timely basis.

     The Certifying Officers concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective for the Company, taking into consideration the size and nature of the Company’s business and operations. No significant deficiencies or material weaknesses in the controls or procedures were detected, therefore no corrective actions were needed to be taken. Subsequent to the date when the disclosure controls and procedures were evaluated, there have not been any significant changes in the Company’s disclosure controls or procedures or in other factors that could significantly affect such controls or procedures.

PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

12. Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

b)	Reports on Form 8-K:

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL LEASE FINANCE CORPORATION

November 12, 2002	/S/ Steven F. Udvar-Hazy STEVEN F. UDVAR-HAZY Chairman of the Board and Chief Executive Officer

November 12, 2002	/S/ Alan H. Lund ALAN H. LUND Vice Chairman, Chief Financial Officer and Chief Accounting Officer

CERTIFICATIONS

I, Steven F. Udvar-Hazy, certify that:

1. I have reviewed this quarterly report on Form 10-Q of International Lease Finance Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/S/ Steven F. Udvar-Hazy

STEVEN F. UDVAR-HAZY
Chairman of the Board and
Chief Executive Officer

CERTIFICATIONS

I, Alan H. Lund, certify that:

1. I have reviewed this quarterly report on Form 10-Q of International Lease Finance Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/S/ Alan H. Lund

ALAN H. LUND
Vice Chairman, Chief Financial Officer
and Chief Accounting Officer

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit No.

12	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends