Form 10-K
period 2002-12-31
INTERNATIONAL LEASE FINANCE CORP
filed 2003-03-27
CIK 714311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to

Commission file number 0-11350

INTERNATIONAL LEASE FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

California	22-3059110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1999 Avenue of the Stars, Los Angeles, California	90067
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 788-1999

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

6.375% Notes due March 15, 2009	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

      As of June 28, 2002 and March 12, 2003, there were 35,818,122 and 42,198,119 shares of Common Stock, no par value, respectively, outstanding, all of which were held by affiliates.

      Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

INTERNATIONAL LEASE FINANCE CORPORATION

2002 FORM 10-K ANNUAL REPORT

		Page

PART I
Item 1.	Business	1
Item 2.	Properties	8
Item 3.	Legal Proceedings	10
PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	10
Item 6.	Selected Financial Data	11
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 8.	Financial Statements and Supplementary Data	22
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	22
PART III
Item 14.	Controls and Procedures	22
PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	22

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

      As of December 31, 2002, the Company’s lease portfolio consisted of 543 owned aircraft, 13 leased by the Company and subleased to others, and five aircraft classified as finance leases. Additionally, the Company provided fleet management services for 33 aircraft. See “Item 2. Properties — Flight Equipment.” At December 31, 2002, the Company had committed to purchase 523 aircraft deliverable through 2010 at an estimated aggregate purchase price of $29.8 billion, of which the Company currently anticipates taking delivery of 90 aircraft in 2003 with an estimated aggregate purchase price of $4.4 billion. It also had options to purchase an additional 18 aircraft deliverable through 2008 at an estimated aggregate purchase price of $1.3 billion. See “Item 2. Properties — Commitments.”

      The Company maintains the mix of flight equipment to meet its customers’ needs and to minimize the time that its aircraft are not leased to customers by purchasing those models of new and used aircraft which it believes will have the greatest airline demand and operational longevity.

      The Company purchases, and finances the purchase of, aircraft on terms intended to permit the Company to lease or sell such aircraft at a profit. The Company typically finances the purchase of aircraft with borrowed funds and internally generated cash flow. The Company accesses the capital markets for such funds at times and on terms and conditions it considers appropriate. The Company may, but does not usually, engage in financing transactions for specific aircraft. The Company relies significantly on short- and medium-term financing, and thereby attempts to manage interest rate exposure. To date, the Company has been able to purchase aircraft on terms which have permitted it to lease the aircraft at a profit and has been able to obtain the necessary funding from the capital markets.

      The Company’s aircraft are usually leased on terms under which the Company does not fully recover the acquisition cost of such aircraft. Thus, at the termination of a lease, the Company bears the risk of selling or re-leasing the aircraft on terms which will cover its remaining cost.

      The airline industry is cyclical, economically sensitive and highly competitive. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company’s revenue and income may be affected by political or economic instability, terrorist activities, changes in national policy, competitive pressures on certain air carriers, fuel shortages, labor stoppages, recessions, competition from other leasing companies and other political or economic events adversely affecting world or regional trading markets or impacting a particular customer. The Company’s continued success is partly dependent on management’s ability in the future to develop customer relationships for leasing, sales, remarketing and management services with those airlines and other customers best able to maintain their economic viability and survive in the competitive environment in which they operate.

      The Company is incorporated in the State of California and its principal executive offices are located at 1999 Avenue of the Stars, Los Angeles, California 90067. The Company’s telephone, telecopier number and website address are (310) 788-1999, (310) 788-1990, and www.ilfc.com, respectively. The Company makes available its SEC EDGAR filings, free of charge, on its website.

      The Company is an indirect wholly owned subsidiary of American International Group, Inc. (“AIG”). AIG is a holding company which through its subsidiaries is engaged in a broad range of insurance and insurance-related activities in the United States and abroad. AIG’s primary activities include both general and life insurance operations. Other significant activities include financial services and retirement savings and asset management. The common stock of AIG is listed on, among others, the New York Stock Exchange.

Aircraft Leasing

      The initial term of the Company’s current leases range in length from one year to 15 years. See “Item 2. Properties — Flight Equipment” for information regarding scheduled lease terminations. Most of the Company’s leases are operating leases under which the Company does not fully recover its aircraft cost and retains the benefit and assumes the risk of the residual value of the aircraft. The Company on occasion also enters into finance and sales-type leases where the full cost of the aircraft is substantially recovered over the term of the lease. At December 31, 2002, five of the Company’s leases were accounted for as finance leases. The aircraft under operating leases are included as Flight equipment on the Company’s balance sheet and depreciation is charged to income over the estimated useful lives of the aircraft. In accordance with generally accepted accounting principles, rentals are reported ratably as revenue over the lease term as they are earned. The Company attempts to maintain a mix of short- and medium-term leases to balance the benefits and risks associated with different lease terms and changing market conditions. Varying lease terms mitigate the effects of changes in prevailing market conditions at the time aircraft become eligible for re-lease or sale and the uncertainty associated with the estimated residual value of the aircraft at the end of the lease term.

      All leases are on a “net” basis with the lessee responsible for all operating expenses, which customarily include fuel, crews, airport and navigation charges, taxes, licenses, registration and insurance. In addition, normal maintenance and repairs, airframe and engine overhauls, and compliance with return conditions of flight equipment on lease are provided by and paid for by the lessee. The Company may, in connection with the lease of an aircraft, agree to contribute to the cost of certain major overhauls depending on the condition of the aircraft at delivery. Under the provisions of some leases, for certain airframe and engine overhauls, the lessee is reimbursed by the Company for costs incurred up to but not exceeding related hourly rentals paid to the Company by the lessee. Such rentals are included in the caption Rental of flight equipment on the Company’s Consolidated Statement of Income. The Company provides a charge to operations for such reimbursements based on the estimated reimbursements during the life of the lease, which amount is included in Provision for overhauls on the Company’s Consolidated Statement of Income. The lessee is responsible for compliance with all applicable laws and regulations with respect to the aircraft. The Company requires its lessees to comply with the standards of either the Federal Aviation Administration (the “FAA”) or its foreign equivalent. The Company makes periodic inspections of the condition of its leased aircraft. Generally, the Company requires a deposit which is security for the condition of the aircraft upon return to the Company, the rental payments by the lessee and the performance of other obligations by the lessee under the lease. In addition, the leases contain extensive provisions regarding the remedies and rights of the Company in the event of a default by the lessee and specific provisions regarding the condition of the aircraft upon return of the aircraft to the Company. The lessee is required to continue to make lease payments under all circumstances, including periods during which the aircraft is not in operation due to maintenance or grounding.

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

      In addition to its leasing and sales operations, the Company is engaged, from time to time, as an agent for airlines and various financial institutions in the disposition of their surplus aircraft. The Company generally acts as an agent under an exclusive remarketing contract whereby it agrees to sell aircraft on a “best efforts” basis within a fixed time period. These activities generally augment the Company’s primary activities and also serve to promote relationships with prospective sellers and buyers of aircraft. The Company may, from time to time, participate with banks, airlines and other financial institutions to assist in financing aircraft by providing asset guarantees, put options, or loan guarantees collateralized by aircraft.

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

Customers

      At December 31, 2002, the Company had contracts to lease aircraft, and manage aircraft leased, to the following airlines: (domestic) Alaska Airlines, American Airlines, American Trans Air, America West, Continental Airlines, Frontier Airlines, Hawaiian Airlines, Jet Blue Airways, MN Airlines, North American Airlines, Omni Air, Southwest Airlines, USA 3000 and World Airways; (foreign) Aer Lingus, Aeris, Aero Continente, Aeroflot, Aero Lloyd, Aeromexico, Aerosvit, Air 2000, Air Anatolia, Air Asia, Air Astana, Air Atlanta Icelandic, Air Austral, Air Canada, Air China, Air Europa, Air Europe SpA, Air France, Air Holland, Air India, Air Jamaica, Air Luxor, Air Macau, Air Madagascar, Air Malta, Air Mauritanie, Air Mauritius, Air Mediterranee, Air New Zealand, Air Polonia, Air One, Air Plus Comet, Air Seychelles, Air Tahiti NUI, Air Transat, Air Vanuatu, Alitalia, Asiana Airlines, Austrian Airlines, Avianca, Belair, Braathens S.A.F.E., Britannia Airways, British Midland Airways, Blue Panorama, Blue Wings, BWIA, Cathay Pacific, China Airlines, China Eastern Airlines, China Hainan Airlines, China Northwest, China Southern Airlines, China Xinjiang, Cyprus Airways, Eagle Aviation, Easy Jet, Emirates, Estonian Air, Euroatlantic Airways, Eurocypria, Eurofly, Excel Airways, Finnair, Flash Airlines, Garuda Indonesia, GOL Transportes Aeros, S.A., Hapag-Lloyd Flug, Hong Kong Dragon Airlines (Dragonair), Iberia, Iberworld, Icelandair, Islandflug Icebird Airlines, Israir, JMC Airlines, Jugoslovenski Aerotransport (JAT), KLM Royal Dutch Airlines, KLM U.K. (“BUZZ”), Lauda Air Italy, Lithuanian, Lloyd Aero Boliviano (LAB), Línea Aérea Nacional Chile, Lotus Air, LTU Luftransport-Unternehmen, Lufthansa, Malaysia Airlines, Malev, Mandarin Airlines, Mekong Airlines, Meridiana, Mexicana, Middle East Airlines, MNG Airlines, Norwegian, Olympic, Oman Air, Onur Air, Pegasus, Polynesian Airlines, QANTAS, Region Air, Rio Sul, Royal Jordanian, Sahara India Airlines, Shanghai, Shenzhen, Siberia Airlines, Sichuan Airlines, Sky Airlines, Skymark, Skyservice Airlines, South African, Southern Winds, Spanair, Star Airlines, Sterling European, Swiss, TACV Cabo Verde, TAP Air Portugal, Turk Hava Yollari (THY), Transaero, Transavia, Varig, Vietnam Airlines, Virgin Atlantic Airways, Virgin Blue, Volare, Wuhan Airlines, Xiamen Airlines and Yemenia. No single customer accounted for more than 10% of total revenues in any of the last three years.

      Revenues include rentals of flight equipment to foreign airlines of $2,317,619,000 (2002), $2,173,778,000 (2001) and $2,026,017,000 (2000) comprising 86.5%, 87.9% and 88.0%, respectively, of total rentals of flight equipment. See Note J of Notes to Consolidated Financial Statements.

      The following table sets forth the dollar amount and percentage of total rental revenues attributable to the indicated geographic areas based on each airline’s principal place of business for the years indicated:

	2002		2001		2000

	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
Europe	$1,236,123	46.2%	$1,160,793	47.0%	$1,054,783	45.8%
Asia/Pacific	601,775	22.5	523,630	21.2	462,426	20.1
United States and Canada	481,507	18.0	455,680	18.4	437,745	19.0
Central and South America and Mexico	202,688	7.5	199,026	8.0	229,438	10.0
Africa and the Middle East	155,783	5.8	134,655	5.4	117,048	5.1

	$2,677,876	100%	$2,473,784	100.0%	$2,301,440	100.0%

      The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue based on each airline’s principal place of business for the years indicated:

	2002		2001		2000

	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
United States	$360,257	13.5	$300,006	12.1%	$275,423	12.0%
United Kingdom	276,185	10.3	283,090	11.4	276,340	12.0
China	282,776	10.6	265,871	10.8	251,372	10.9

      Many foreign countries have currency and exchange laws regulating the international transfer of currencies. The Company attempts to minimize its currency and exchange risks by negotiating most of its aircraft leases and all of its sales transactions in U.S. Dollars, and all guarantees obtained to support various lease agreements are denominated for payment in the same currency as the lease. The Company requires, as a condition to any foreign transaction, that the lessee or purchaser in a foreign country obtain the necessary approvals of the appropriate government agency, finance ministry or central bank for the remittance of all funds contractually owed to the Company in U.S. Dollars. Some of the Company’s leases are negotiated in Euros to meet the needs of a growing number of airlines. As the Euro to U.S. Dollar exchange rate fluctuates, airlines’ interest in entering into Euro denominated lease agreements will change. Once an airline and the Company agree to the rental payment currency, it remains for the term of the lease. The Company currently has sufficient Euro inflows from leases and currency swaps to meet its Euro denominated debt obligations. Therefore foreign currency risk has, to date, been immaterial to the Company.

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

      The Company’s revenues and income may be affected by political or economic instability, terrorist activities, changes in national policy, competitive pressures on certain air carriers, fuel shortages, labor stoppages, recessions, competition from other leasing companies and other political or economic events adversely affecting world or regional trading markets or impacting a particular customer.

      As a result of the September 11, 2001 terrorist attacks on the United States, the general slowdown of the worldwide economy, both before and after the attacks, and world political unrest, many United States and international commercial air carriers have reduced capacity, idled aircraft, furloughed employees and initiated cost reduction programs and some have filed for bankruptcy protection and/or ceased operations. Many airlines still face significant economic challenges. Air carriers are experiencing increased competition from low cost carriers, a reduction in passenger traffic and an actual or potential increase in costs, including insurance premiums, fuel cost and security costs. These factors combined with the potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war have created many economic and political uncertainties, which could adversely affect the Company’s business and revenues in the short and long-term in ways that cannot presently be predicted.

Competition

      The leasing, remarketing and sale of jet aircraft is highly competitive. The Company faces competition from aircraft manufacturers, banks, financial institutions, other leasing companies, aircraft brokers and airlines. Competition for a leasing transaction is based on a number of factors including delivery dates, lease rates, term of lease, extension options, termination options, purchase options, aircraft condition and the availability of the types of aircraft to meet the needs of the customer. The Company believes it is a strong competitor in all of these areas. However, overcapacity in the current market place has increased competition from other entities leasing aircraft and will cause continued downward pressure on lease rates and lease revenue and, possibly, aircraft values.

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

Employees

      The Company is in a capital intensive rather than a labor intensive business. As of December 31, 2002, the Company had 124 full-time employees, which it considered adequate for its business operations. The Company will expand its management and administrative personnel, as necessary, to meet future growth. None of the Company’s employees is covered by a collective bargaining agreement and the Company believes that it has maintained excellent employee relations. The Company provides certain employee benefits under plans established by its parent, AIG, including retirement, health, life, disability and accident insurance plans.

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

      Insurance premiums are paid by the lessee, with coverage acknowledged by the broker or carrier. The territorial coverage is, in each case, suitable for the lessee’s area of operations and the certificates of insurance contain, among other provisions, a “no co-insurance” clause and a provision prohibiting cancellation or material change without at least 30 days advance written notice to the insurance broker, who is obligated to give prompt notice to the Company. Hull/war insurance policies customarily provide 7 days advance written notice and may be subject to lesser notice under certain market conditions. Furthermore, the insurance is primary and not contributory and all insurance carriers are required to waive rights of subrogation against the Company.

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

Forward-Looking Statements

      This annual report on Form 10-K contains or incorporates statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-K and include statements regarding, among other matters, the state of the airline industry, the Company’s access to the capital markets, the Company’s ability to restructure leases and repossess aircraft, the structure of the Company’s leases, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the

Company’s financial condition or results of operations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and “should” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or industry results to vary materially from the Company’s future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry economic and business conditions, which will, among other things, affect demand for aircraft, availability and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives and environmental and safety requirements. The Company will not update any forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

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

      At December 31, 2002, all of the Company’s fleet was Stage III compliant, meaning that the aircraft hold or are capable of holding a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention or have been shown to comply with the Stage III noise levels set out in Section 36.5 of Appendix C of Part 36 of the Federal Aviation Regulations of the United States. At December 31, 2002, the average age of the Company’s aircraft was 4.92 years.

      The following table shows the scheduled lease terminations (for the minimum noncancelable period) by aircraft type for the Company’s operating lease portfolio at December 31, 2002:

Aircraft Type	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Total

737-300/400/500	5	13	20	15	11	7	3			4						78
737-700/800		1	5	7	13	7	5	9	11	10		1		6	6	81
757-200	1	6	16	8	19	8		2								60
767-200				3	1											4
767-300	5	7	12	8	7	8	4			1						52
777-200		4	2		3	2	2		2	3	3					21
777-300					1	1		3								5
747-300	2															2
747-400			4		1	4	4									13
MD-83		1														1
DC10-30						2										2
MD-11			3	3												6
A300-600R			2	1	2	1										6
A310-300		2	2	1		2										7
A319			8	7	1	3	4		3	7		2	1			36
A320	12	9	8	15	3	1	9		1	11	5					74
A321	6	9	3	6	8	4	6									42
A330-200		4				5	15		2	8	2					36
A330-300	1	2	5	2		1	1									12
A340	2	3	2	4	3		1	2								17

Total	34	61	92	80	73	56	54	16	19	44	10	3	1	6	6	555

      This schedule includes 13 aircraft leased by the Company and subleased to others and excludes one aircraft which was not subject to lease at December 31, 2002 but was subsequently leased. As of March 20, 2003, 24 of the 34 aircraft with lease expiration dates during 2003 had been extended or leased to other customers.

Commitments

      At December 31, 2002, the Company had committed to purchase the following new and used aircraft at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $29.8 billion for delivery as shown:

Aircraft Type	2003	2004	2005	2006	2007	2008	2009	2010	Total

737-600/700/800(a)(c)	31	25	22	23	23				124
767-300(b)			1						1
777-200	3	5	5	5	3	2	3		26
777-300	3	4	1	1					9
747-400	2	2							4
MD-11(b)	2								2
A310-200/300(b)	4								4
A318-100(d)			3	5	5				13
A319-100(c)	14	18	20	16	13	14	6		101
A320-200(c)	12	15	17	18	19	22	10		113
A321-200(c)	6	9	10	9	9	11	5		59
A330-200(c)	7	5	8	8	7	9			44
A330-300		1							1
A340-300	4								4
A340-500/600(a)(c)	2	2	3	2					9
A380-100(c)				1	1	2	3	2	9

Total	90	86	90	88	80	60	27	2	523

(a)	The Company has the right to designate the size of the aircraft within the specific model type at specific dates prior to contractual delivery.

(b)	Commitment is to acquire used aircraft.

(c)	Subsequent to December 31, 2002, the Company cancelled one B737-700 for delivery in 2004, one A330-200 for delivery in 2008 and two A340-600 for delivery in 2005. The Company also deferred one A319, one A320 and one A321 deliveries from 2004 to 2006 and one A380 delivery from 2006 to 2008.

(d)	Under the terms of the contract with Airbus, the Company intends to exercise its right to redesignate these aircraft to other aircraft types.

      At December 31, 2002, the Company had options to purchase the following aircraft at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $1.3 billion for delivery as shown:

Aircraft Type	2003	2004	2005	2006	2007	2008	2009	2010	Total

737/700/800		1	1	2	3				7
777-200/300			1	1	3	1			6
A318-100			1	1					2
A330-200			1						1
A340-500/600				1					1
A380-100					1				1

Total	0	1	4	5	7	1	0	0	18

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

      The aircraft listed above are being purchased pursuant to master agreements with each of The Boeing Company (“Boeing”) and AVSA, S.A.R.L., the sales subsidiary of Airbus Industrie (“Airbus”). These agreements establish the pricing formulas (which include certain price adjustments based upon inflation and other factors) and various other terms with respect to the purchase of aircraft. Under certain circumstances, the Company has the right to alter the mix of aircraft type ultimately acquired. As of December 31, 2002, the Company had made non-refundable deposits (exclusive of capitalized interest) with respect to the aircraft which the Company has committed to purchase of approximately $610 million and $407 million with Boeing and Airbus, respectively.

      As of March 20, 2003, after taking into consideration deferrals and cancellations, the Company had entered into contracts for the lease of 86 of the 90 aircraft to be delivered in 2003, 51 of the 82 aircraft to be delivered in 2004, 16 of the 88 aircraft to be delivered in 2005, 6 of the 90 aircraft to be delivered in 2006 and 5 of the 169 aircraft to be delivered subsequent to 2006. The Company will need to find customers for aircraft presently on order and not subject to contract and any new aircraft ordered and will need to arrange financing for portions of the purchase price of such equipment. Although the Company has been successful to date in placing its new aircraft on lease and has been able to obtain adequate financing in the past, there can be no assurance as to the future continued availability of lessees or of sufficient amounts of financing on terms acceptable to the Company.

Facilities

      The Company’s principal offices are located at 1999 Avenue of the Stars, Los Angeles, California. The Company occupies space under leases which expire in 2005. As of December 31, 2002, the Company occupied approximately 54,000 square feet of office space. The leases provide for annual rentals of approximately $3,000,000, and the rental payments thereunder are subject to certain indexed escalation provisions. The Company signed a lease for approximately 127,000 square feet of office space at 10250 Constellation Avenue, Los Angeles, California starting in the fourth quarter, 2003. The lease provides for average annual rent of approximately $9,000,000 beginning in 2004. The Company is actively seeking subleases for its currently leased office space.

Item 3. Legal Proceedings

      The Company is not a party to any significant legal proceedings.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company is indirectly wholly owned by AIG and the Company’s common stock is not listed on any national exchange or traded in any established market. During the years ended December 31, 2002, 2001 and 2000, the Company paid cash dividends to its parent company of $26,000,000, $83,500,000, and $206,000,000, respectively. It is the intent of the Company to pay its parent company an annual dividend of at least 7% of net income subject to the dividend preference of any preferred stock outstanding. Under the most restrictive provisions of the Company’s borrowing arrangements, consolidated retained earnings at December 31, 2002 in the amount of $1,238,697,000 were unrestricted as to the payment of dividends. In 2002 the Company cancelled 40 shares of Series A Preferred Stock in the amount of $400 million owned by AIG and issued 3,951,398 shares of common stock for the value of the cancelled Series A Preferred Stock and 2,428,599 shares for $250 million.

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

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(Dollar amounts in thousands)
Operating Data:
Rentals of flight equipment	$2,677,876	$2,473,784	$2,301,440	$2,080,555	$1,853,983
Flight equipment marketing	66,315	62,883	99,716	147,216	118,183
Interest and other income	104,718	80,046	77,589	72,317	73,500
Total revenues	2,848,909	2,616,713	2,478,745	2,300,088	2,045,666
Expenses	2,055,606	1,862,994	1,772,552	1,596,683	1,483,392
Income before income taxes and cumulative effect of accounting change	793,303	753,719	706,193	703,405	562,274
Net income	531,123	507,866	468,901	453,447	369,352
Lease margin(a)	23.24%	24.69%	22.98%	23.26%	19.99%
Operating margin(b)	27.85%	28.80%	28.49%	30.58%	27.49%
Ratio of Earnings to Fixed Charges and Preferred Stock Dividends(c):	1.74x	1.75x	1.68x	1.75x	1.60x
Balance Sheet Data:
Flight equipment under operating leases (net of accumulated depreciation)	$25,287,747	$20,983,197	$17,878,389	$16,096,053	$14,872,430
Net investment in finance and sales-type leases	150,611	142,013	114,062	56,555	89,904
Total assets	27,490,613	23,167,290	19,701,478	17,507,124	16,379,632
Total debt	18,977,267	15,826,296	13,436,181	11,861,796	11,184,010
Shareholders’ equity	4,561,162	3,963,675	3,463,779	3,210,192	2,844,375
Other Data:
Aircraft lease portfolio at period end(d):
Owned	543	453	383	338	329
Leased in	13	18	19	19	20
Subject to finance lease	5	4	3	2	3
Aircraft sold or remarketed during the period	8	7	20	51	31

(a)	Rentals of flight equipment less Expenses, divided by Rentals of flight equipment. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(b)	Income before income taxes and cumulative effect of accounting change divided by Total revenues.

 (c) See Exhibit 12.

(d) See “Item 2. Properties — Flight Equipment.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Industry Condition

      The Company receives its revenue principally from airlines and companies associated with the airline industry. The airline industry is cyclical, economically sensitive and highly competitive. Airlines and related companies may be affected by political or economic instability, terrorist activities, changes in national policy, competitive pressures on certain air carriers, fuel shortages, labor stoppages, insurance cost, recessions, and other political or economic events adversely affecting world or regional trading markets. As such, the Company’s revenues and income will be affected by its customers’ ability to react to and cope with the volatile competitive environment in which they operate as well as the Company’s own competitive environment.

      From time to time, certain of the Company’s customers have experienced economic difficulties resulting in the Company’s participation in customer restructurings. Such restructurings have involved the voluntary early termination of leases, the replacement of leased aircraft with smaller, less expensive leased aircraft, the arrangement of subleases from the primary lessee to another airline and the rescheduling of payments. In addition, in certain circumstances, the Company has repossessed aircraft.

      As a result of the September 11, 2001 terrorist attacks on the United States, the general slowdown of the worldwide economy, both before and after the attacks, and world political unrest, many United States and international commercial air carriers have reduced capacity, idled aircraft, furloughed employees and initiated cost reduction programs and some have filed for bankruptcy protection and/or ceased operations. As a result, many airlines still face significant economic challenges. Air carriers are experiencing increased competition from low cost carriers, a reduction in passenger traffic and an actual or potential increase in costs, including insurance premiums, fuel cost and security costs. These factors combined with the potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war have created many economic and political uncertainties, which could adversely affect the Company’s business and revenues in the short and long-term in ways that cannot presently be predicted.

      The effects of the worsening economic conditions, participation in customer restructurings and requirements to re-lease aircraft from airlines which have ceased operations during 2001 and 2002 had a negative impact on the Company’s results of operations in 2002. During 2002, one of the Company’s customers, Sun Country (5 aircraft), filed for protection under Chapter 11 of the United States Bankruptcy Code and two of the Company’s customers, Delsey Airlines (3 aircraft) and National Airlines (2 aircraft), ceased operation. The Company subsequently placed all of the aircraft previously leased to those airlines with other airlines. On March 21, 2003, two of the Company’s customers, Avianca (1 aircraft) and Hawaiian Airlines (4 aircraft) filed for protection under Chapter 11 of the United States Bankruptcy Code. Lease Margin (Rentals of flight equipment less total expense, divided by Rentals of flight equipment (as a percentage)) is a measure by which the Company evaluates the overall profitability of its leasing operations. The Company experienced a decrease in its Lease Margin during 2002 due to the factors mentioned above. Management believes that this trend will likely continue until economic conditions and the global political environment stabilize and improve.

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

      The Company believes the following are the Company’s critical accounting policies, some of which require significant judgments and estimates, used in the preparation of the consolidated financial statements.

      Lease Revenue: The Company, as lessor, leases flight equipment principally under operating leases and reports income over the life of the lease as rentals become receivable under the provisions of the lease to the extent of amounts received or deposits held. When the lease has varying payments, revenue is recorded under the straight-line method over the noncancelable term of the lease.

      Flight Equipment Marketing: The Company markets flight equipment and recognizes this revenue when the equipment is sold and the risk of ownership of the equipment is passed to the new owner.

      Flight Equipment: Flight equipment is stated at cost. Purchases, major additions, capitalized interest and modifications are capitalized. Normal maintenance and repairs, airframe and engine overhauls and compliance with return conditions of flight equipment returned from lease are provided for and paid for by the lessee. Generally, aircraft are depreciated using the straight-line method over a 25 year life from the date of manufacture to a 15% residual value. At the time assets are retired or sold, the cost and accumulated depreciation are removed from the related accounts and the difference, net of proceeds, is recorded as a gain or loss. ILFC management is very active in the airline industry and reviews quarterly issues affecting the Company’s fleet, including events and circumstances that may affect impairment of aircraft values (e.g. residual value, useful life and current and future revenue generating capacity). Management evaluates aircraft in the fleet, as necessary, based on these events and circumstances in accordance with Statement of Financial Accounting Standard No. 144. (“SFAS 144”).

      Capitalized Interest: The Company borrows funds to finance progress payments for the construction of flight equipment ordered. The Company estimates the interest incurred on such borrowings. This amount is capitalized and included in the cost of the equipment.

      Provision for Overhauls: Under the provisions of some leases, the Company receives overhaul rentals based on the usage of the aircraft. For certain airframe and engine overhauls, the lessee is reimbursed by the Company for costs incurred up to, but not exceeding, related overhaul rentals paid to the Company by the lessee for usage of the aircraft.

      Overhaul rentals are included under the caption Rental of flight equipment. The Company provides a charge to operations for reimbursements at the time the overhaul rentals are paid by the lessee, based on overhaul rentals received and the estimated reimbursements during the life of the lease. The Company periodically evaluates its reserve for these reimbursements and its reimbursement rate, and then adjusts the provision for overhauls accordingly.

Financial Condition

      The Company borrows funds to purchase new and used flight equipment (see “Item 2. Properties — Commitments”), including funds for progress payments during the construction phase, and to pay off existing debt obligations as they mature. These funds are borrowed principally on an unsecured basis from various sources. During 2002, the Company borrowed $5.7 billion (excluding commercial paper) and $1.8 billion was provided by operating activities to meet those needs. As of December 31, 2002, the Company had committed to purchase 523 aircraft from Boeing and Airbus at an estimated aggregate purchase price of approximately $29.8 billion for delivery through 2010, of which the Company currently anticipates taking delivery of 90 aircraft in 2003 with an estimated aggregate purchase price of $4.4 billion. It also had options to purchase 18 additional aircraft deliverable through 2008 at an estimated aggregate purchase price of approximately $1.3 billion. Subsequent to year end, the Company cancelled four of the aircraft it had committed to purchase. The Company currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements. At Decem-

ber 31, 2002, 2001 and 2000, the Company’s debt financing and capital lease obligations were comprised of the following:

	2002	2001	2000

	(Dollars in thousands)
Public term debt with single maturities	$7,475,775	$4,796,330	$3,471,330
Public medium-term notes with varying maturities	4,969,500	4,809,000	3,175,000
Capital lease obligations	260,623	365,289	463,362
Bank term debt	2,084,793	2,368,969	2,072,562

Total term debt, bank debt and capital lease obligations	14,790,691	12,339,588	9,182,254
Commercial paper	4,218,504	3,501,865	4,288,681
Less: Deferred debt discount	(31,928)	(15,157)	(34,754)

Debt financing and capital lease obligations	$18,977,267	$15,826,296	$13,436,181

Composite interest rate	4.73%	5.07%	6.37%
Percentage of total debt at fixed rate	76.67%	78.81%	68.65%
Composite interest rate on fixed debt	5.69%	5.78%	6.20%
Bank prime rate	4.25%	4.75%	9.50%

      The above amounts represent the Company’s anticipated settlement of its currently outstanding debt obligations. Certain adjustments required to present currently outstanding debt obligations have been recorded and presented separately on the face of the balance sheet, including adjustments related to foreign currency and interest rate hedging activities. Composite interest rates and percentage of total debt at fixed rate reflect the effect of derivative instruments.

Public Debt

      The interest on substantially all of the public debt (exclusive of the commercial paper) is fixed for the term of the note.

      The Company has the ability to borrow under various public debt financing arrangements as follows:

	Maximum		Sold	Sold
	Offering		December 31, 2002	March 20, 2003

	(Dollars in millions)
Registration statement dated December 31, 2002 (including $2.0 billion Medium-Term Note program)	$6,080	(a)	$—	$2,326
Euro Medium-Term Note Programme dated May 2002	4,000	(b)	2,314 (c)	2,314 (c)

(a)	Includes $1.08 billion, which was incorporated into the registration statement from a prior registration statement, increasing the maximum offering from $5.0 billion to $6.08 billion. The Company increased the Medium-Term Note program to $2 billion in the first quarter of 2003.

(b)	The Company increased its Euro Medium-Term Note Programme during the second quarter of 2002 from $2.0 billion to $4.0 billion, under which an additional €1.25 billion and £300 million in notes were sold as of December 31, 2002.

(c)	The Company has hedged the foreign currency risk of the notes through operating lease payments or derivatives.

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

Bank Term Debt

      In January 1999, the Company entered into an Export Credit Facility, up to a maximum of $4.3 billion, for approximately 75 aircraft to be delivered through 2001. The Company had the right, but was not required, to use the facility to fund 85% of each aircraft’s purchase price. This facility is guaranteed by various European Export Credit Agencies. The Company financed 62 aircraft with $2.8 billion under this facility over ten years with interest rates from 5.753% to 5.898%. The debt is collateralized by a pledge of the shares of a subsidiary of the Company which holds title to the aircraft financed under the facility.

Commercial Paper

      The Company currently has a $4.8 billion Commercial Paper Program. Under this program, the Company may borrow in minimum increments of $100,000 for a period from one day to 270 days. Notwithstanding the program’s size, it is the Company’s intention to sell commercial paper not to exceed one and a half times the aggregate amount of the backup facilities available (see Bank Commitments). The weighted average interest rate of the Company’s Commercial Paper Program was 1.46%, 4.10%, and 6.41% at December 31, 2002, 2001, and 2000, respectively.

Bank Commitments

      As of December 31, 2002, the Company had committed revolving loans and lines of credit with 20 commercial banks aggregating $3.15 billion. These revolving loans and lines of credit principally provide for interest rates that vary according to the pricing option in effect at the time of borrowing. Pricing options include prime, a range from .25% over LIBOR to .35% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The revolving loans and lines of credit are subject to facility fees of up to .10% of amounts available. In addition, the facilities are subject to facility fees of up to ..10% of amounts available. This financing is used primarily as backup for the Company’s Commercial Paper program.

Off Balance Sheet Arrangements

      In 1995, 1996 and 1997, the Company, through subsidiaries, entered into sale-leaseback transactions providing proceeds to the Company in the amounts of $413.0 million, $507.6 million and $601.9 million, respectively, each relating to seven aircraft. The transactions resulted in the sale and leaseback of these aircraft under one year operating leases, each with six one year extension options for a total of seven years for each aircraft. The Company has not recorded any gains related to the transactions. The Company has the option to either buy back the aircraft or redeliver the aircraft for a fee to the lessor at the end of any lease period. The lease rates equate to fixed principal amortization and floating interest payments based on LIBOR or commercial paper pricing. The Company had repurchased three aircraft before the lease termination, which were sold to third parties, and five aircraft when the 1995 sale-leaseback transactions expired in December 2002. If the Company does not negotiate extensions of the one year operating lease terms as they expire in September 2003 and 2004, it will be required to borrow additional funds to terminate the transactions and reacquire the assets. The estimated remaining minimum lease payments (exclusive of the interest component of rent) and buy-back amounts, assuming the contractual end of the transactions are $390,810,000 (2003) and $462,391,000 (2004). As discussed under New Accounting Pronouncements, FASB Interpretation No. 46 may result in the consolidation of these entities, starting in the third quarter of 2003. If the Company is required to consolidate these entities, it expects to record assets and liabilities of approximately $810 million and will cease to record rent expense for the operating leases. The Company does not have any other relationships with unconsolidated entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. The Company has, however, from time to time established subsidiaries, entered into joint ventures or created other partnership arrangements with the limited purpose of leasing aircraft or facilitating borrowing arrangements.

Derivatives

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

      The counterparty to the Company’s derivative instruments is AIG Financial Products Corp. (“AIGFP”), a related party with the highest ratings available from the credit rating agencies, who enters into identical transactions with independent third parties. The derivatives are subject to a bilateral security agreement which, in certain circumstances, may allow one party to the agreement to require the second party to the agreement to provide collateral. Failure of the instruments or counterparty to perform under the derivative contracts could have a material impact on the Company’s results of operations.

Common and Preferred Stock

      The Company received $400.0 million from AIG for the issuance of Series A Preferred Stock and repurchased $250.0 million at its Market Auction Preferred Stock during the year ended December 31, 2001.

      During the year ended December 31, 2002, the Company repurchased $50.0 million of its Market Auction Preferred Stock, cancelled $400.0 million of its Series A Preferred Stock and issued 3,951,398 shares of its common stock for the value of the cancelled Series A Preferred Stock and 2,428,599 shares of its common stock for $250 million. AIG has no obligation to contribute additional equity to the Company.

Market Liquidity Risks

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

      Turmoil in the airline industry and continued political unrest in the Middle East have led to increased uncertainty in the debt markets in which the Company borrows funds. While the Company has been able to borrow the funds necessary to finance operations in the current market environment, additional turmoil in the airline industry or political environment could limit the Company’s ability to borrow funds from its current funding sources. Should this occur the Company would seek alternative sources of funding, including securitizations, manufacturer’s financings, drawings upon its revolving loans and lines of credit facilities or additional short term borrowings. If the Company was unable to obtain sufficient funding, it would negotiate with manufacturers to defer deliveries of aircraft.

      The following summarizes the Company’s contractual obligations at December 31, 2002, and the possible effect of such obligations on the Company’s liquidity and cash flows in future periods.

Existing Commitments (Exclusive of Interest)

	Commitments Due by Year

	Total	2003	2004	2005	2006	2007	Thereafter

	(Dollars in thousands)
Medium Term and Long Term Debt	$14,530,068	$3,680,673	$3,200,624	$1,960,549	$1,234,174	$2,608,424	$1,845,624
Capital Lease Obligations	260,623	111,746	105,194	43,683	—	—	—
Commercial Paper	4,218,504	4,218,504	—	—	—	—	—
Operating Leases	128,045	5,411	11,336	11,485	8,575	8,918	82,320
Operating Leases under Sales-Lease-Back Transactions(a)	853,201	390,810	462,391	—	—	—	—
Purchase Commitments	29,816,400	4,430,700	4,824,700	4,982,100	5,021,800	4,332,100	6,225,000

Total	$49,806,841	$12,837,844	$8,604,245	$6,997,817	$6,264,549	$6,949,442	$8,152,944

Contingent Commitments

	Contingency Expiration by Year

	Total	2003	2004	2005	2006	2007	Thereafter

	(Dollars in thousands)
Purchase Options on New Aircraft	$1,287,200	$—	$36,600	$295,100	$248,400	$567,100	$140,000
Put Options(b)	821,384	231,614	117,800	256,658	—	—	215,312
Asset Value Guarantees(b)	264,850	198,161	4,726	11,041	8,178	—	42,744
Loan Guarantees(b)	40,139	25,815	493	3,000	6,000	—	4,831
Lines of Credit	20,000	20,000	—	—	—	—	—

Total	$2,433,573	$475,590	$159,619	$565,799	$262,578	$567,100	$402,887

(a)	Includes the repurchase of six aircraft in 2003 and seven aircraft in 2004.

(b)	From time to time the Company participates with banks, airlines and other financial institutions to assist in financing aircraft by providing asset guarantees, put options, or loan guarantees collateralized by aircraft. As a result, should the Company be called upon to fulfill its obligations, the Company would have recourse to the value of the underlying aircraft.

Results of Operations

      Revenues from the rentals of flight equipment increased 8.25% to $2,677.9 million in 2002 compared to $2,473.8 million in 2001 and $2,301.4 million in 2000 due to an increase in the number of aircraft available for operating lease, partially offset by an increase in the number of aircraft being reconfigured and redelivered and therefore not earning revenues for some part of the year. Revenues were also negatively impacted by lower lease rates and restructured rents, as a result of the slowdown in the airline industry that was exacerbated after the September 11, 2001 terrorist attacks. At December 31, 2002 the Company’s fleet, on which it earns rental revenue, consisted of 556 aircraft compared to 471 at December 31, 2001 and 402 at December 31, 2000. The cost of the leased fleet, which includes aircraft subject to sale-leaseback transactions from which rental income is earned, increased to $30.6 billion in 2002 from $25.8 billion in 2001 and $22.0 billion in 2000.

      The Company’s Lease Margin (lease revenue less total expenses divided by lease revenue (as a percentage)) decreased 1.5% to 23.2% in 2002 compared to 24.7% in 2001. In 2001, the Lease Margin had increased 1.7% from 23.0% in 2000. Lease rates and interest rates are the two components in determining Lease Margin which are subject to the most uncertainty and are therefore the principal causes for the fluctuations in the Lease Margin. Lease rates are impacted by the current interest rate market as operating leases are a form of financing. Lease rates are also impacted by demand for a particular aircraft type to fit the airlines requirements for capacity and efficiency compounded by the availability of those aircraft in the market place.

      The Company’s Lease Margin has been favorably impacted by the downward trend in interest rates during 2002 and 2001. The benefit of these interest rate reductions has been offset by decreasing lease rates on returned and redelivered aircraft at lower lease rates than previously earned. Idle and excess aircraft in the market place has increased competition for the lease of aircraft. The Company expects that this downward pressure on lease rates will continue to impact Lease Margin as the effects of restructurings, repossessions and releases are realized in lease rates and until the market for aircraft stabilizes. Further, as interest rates are at historically low levels, the Company expects that the Lease Margin will experience further downward pressure as current interest rates climb. The Company experienced low Lease Margins in the mid-nineties, which resulted from the lingering impacts on lease rates from leases negotiated around the time of the Gulf War, compounded by a high interest environment and higher leverage. Due to the varying terms of the Company’s leases and borrowings, the effects of events and circumstances which cause changes in lease rates and interest rates in the current market place, may not fully materialize in the Company’s results of operations for three to five years.

ILFC Historical Lease Margin

Historical Lease Margin

1992	22.96
1993	20.30
1994	19.68
1995	13.55
1996	14.32
1997	17.36
1998	19.99
1999	23.26
2000	22.98
2001	24.69
2002	23.24

      In addition to its leasing operations, the Company engages in the marketing of flight equipment throughout the lease term, as well as the sales of flight equipment on a principal and commission basis. Revenue from flight equipment marketing was $66.3 million in 2002, $62.9 million in 2001 and $99.7 million in 2000. The fluctuations are due to the different types and the number of the flight equipment marketed in each period and a downturn in the market for flight equipment. The Company sold 8 aircraft during 2002 compared to 7 in 2001 and 20 in 2000. In addition, the Company sold 7 engines during 2002, compared to 5 engines during 2001 and 7 engines during 2000.

      Interest expense increased to $846.4 million in 2002 from $792.6 million in 2001 and $773.5 million in 2000, as a result of an increase in debt outstanding, to finance aircraft acquisitions, to $19.0 billion in 2002, to $15.8 billion in 2001 and $13.4 billion in 2000 (excluding the effect of debt discount and foreign exchange adjustments). This increase was partially offset by a decrease in the average composite borrowing rate to 4.9% in 2002 from 5.7% in 2001 and 6.3% in 2000. The Company’s composite borrowing rate fluctuated as follows:

ILFC Composite Interest Rates and Prime Rate

	Composite-All Debt	Composite-Fixed-Rate Debt	Prime Rate

Dec-99	6.14	6.06	8.5
Mar-00	6.12	6	9
Jun-00	6.33	6.13	9.5
Sep-00	6.38	6.15	9.5
Dec-00	6.37	6.2	9.5
Mar-01	5.92	6.13	8
Jun-01	5.49	5.93	6.75
Sep-01	5.21	5.88	6
Dec-01	5.07	5.78	4.75
Mar-02	4.93	5.77	4.75
Jun-02	5.03	5.76	4.75
Sep-02	4.95	5.74	4.75
Dec-02	4.73	5.69	4.25

      The Company adopted SFAS 133 on January 1, 2001 (see notes to the consolidated financial statements). The transition adjustment in the amount of $15.2 million is accounted for as the cumulative effect of an accounting change. Interest expense for the year ended December 31, 2002 and 2001 include a benefit of $4.8 million and $0.6 million, respectively, related to hedging activities.

      Depreciation of flight equipment increased to $954.2 million in 2002 from $802.8 million in 2001 and $705.7 million in 2000 due to an increase in the depreciable base of the fleet. The depreciable base of flight equipment (which excludes aircraft subject to sale-leaseback) during the same periods increased to $29.6 billion at December 31, 2002 from $24.4 billion in 2001 and $20.5 billion in 2000.

      Provisions for overhauls decreased to $90.7 million in 2002 from $94.4 million in 2001 and $104.5 million in 2000 due to the cumulative effect of favorable payout factors realized. Further, the Company experienced lower overhaul revenue collections as a result of an increase in restructured overhaul payments, a slowdown in the economy, and in some cases lower aircraft utilization.

      Flight equipment rent decreased to $75.4 million in 2002, from $108.0 million in 2001 and $141.0 million in 2000 due to a change in the lease rates resulting from changes in interest rates, affecting the floating rate component of the lease rates, and the repurchase of three aircraft. One facility including five aircraft matured in December 2002 and the Company repurchased the related five aircraft. The Company, through subsidiaries, has sale-leaseback transactions relating to 13 aircraft as of December 31, 2002.

      Selling, general and administrative expenses increased to $88.9 million in 2002 compared to $65.2 million in 2001 and $47.9 million in 2000 primarily due to an increase in costs related to the reconfiguration and re-delivery of aircraft from one lessee to another.

      The effective tax rate was 33.1% in 2002, 34.6% in 2001 and 33.6% in 2000. The Company’s effective tax rate fluctuates as a result of the effect of state taxes, foreign taxes and benefits related to the Company’s foreign sales corporation. During 2002, the Company revalued its state deferred taxes based on a standalone California apportionment factor as determined by AIG. This revaluation reduced the effective tax rate by 1.8%.

      The Company performed an impairment review of all aircraft in its fleet as of December 31, 2002, in accordance with SFAS 144. No impairments have been recognized related to aircraft, as the existing service potential of the aircraft in the Company’s portfolio has not been diminished. Further, the Company has been able to re-lease the aircraft without diminution in lease rates to an extent that would warrant an impairment write down.

      Accumulated other comprehensive income changed $(87,991) to $(138,620) in 2002 compared to $(50,629) in 2001 primarily due to a change in the Euro exchange rate to the U.S. Dollar. See Note L — Financial Instruments.

New Accounting Pronouncements

      In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” In addition to amending or rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, SFAS 145 precludes companies from recording gains and losses from the extinguishment of debt as an extraordinary item. SFAS 145 is effective for financial statements issued after May 15, 2002.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”) which addresses financial accounting and reporting for costs associated with exit or disposal activities. Under SFAS 146, such costs will be recognized when the liability is incurred, rather than at the date of commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application permitted.

      In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147, “Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,” (“SFAS 147”) which addresses accounting for purchases of certain financial institutions. SFAS 147 is effective October 1, 2002, with early application permitted.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123,” (SFAS 148) which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

      The above mentioned statements are not applicable to the Company’s activities as of December 31, 2002 and have no impact on its results of operations, financial conditions or cash flows.

      On November 25, 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57 and 107 and Recission of FASB interpretation No. 34. FIN 45 elaborates on existing disclosures of guarantees and clarifies when a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements of interim or annual periods that end after December 15, 2002. The Company adopted FIN 45 as of December 31, 2002 and it had no impact on its financial position.

      On January 15, 2003, the FASB issued Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities”. FIN 46 requires a company to consolidate a Variable Interest Entity if the company is determined to be the primary beneficiary of that entity, even if the Company does not have a majority of voting interest. A Variable Interest Entity is generally defined as an entity where its equity is unable to finance its activities, or where the owners of the entity lack the risk and rewards of ownership. The provisions of this interpretation apply to any entity created after January 31, 2003. For an entity created before February 1, 2003 the provisions of this interpretation must be applied at the beginning of the first interim or annual period beginning after June 15, 2003. The Company will adopt the interpretation in the third quarter of 2003. The Company is currently investigating the impact FIN 46 will have on its financial position. The Company is reviewing entities that may be considered Variable Interest Entities and in which the Company may have a Variable Interest as defined by FIN 46. The Company has not determined the possible impact of the consolidation of these entities due to the analysis and data collections effort required to apply the requirements of FIN 46. The Company believes that the potential liabilities that may need to be recorded as a result of the Company’s Variable Interest in accordance with FIN 46 are currently disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition.

      The Emerging Issues Task Force (“EITF”) issued release 02-16 “Accounting by a customer (including a reseller) for certain consideration received from a Vendor” (“EITF 02-16”) which clarifies issues arising from EITF Issue No. 01-9 “Accounting by a Vendor for consideration given to a customer (including a reseller of the Vendor’s Products).” EITF 02-16 should be applied to new arrangements, entered into after December 31, 2002. The Company does not expect EITF 02-16 will have a significant impact on its financial position, its results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Measuring potential losses in fair values has recently become the focus of risk management efforts by many companies. Such measurements are performed through the application of various statistical techniques. One such technique is Value at Risk (VaR), a summary statistical measure that uses historical interest rates and foreign currency exchange rates which estimates the volatility and correlation of these rates and prices to calculate the maximum loss that could occur over a defined period of time given a certain probability.

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

      The Company is exposed to market risk and the risk of loss of fair value and possible liquidity strain resulting from adverse fluctuations in interest rates and foreign exchange prices. The Company statistically measures the loss of fair value through the application of a VaR model on a quarterly basis. In this analysis the net fair value of the Company is determined using the financial instrument assets and other assets. This includes tax adjusted future flight equipment lease revenues and financial instrument liabilities, which includes future servicing of current debt. The impact of current derivative positions is also taken into account.

      The Company calculates the VaR with respect to the net fair value by using historical scenarios. This methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent two and three years of historical information for interest rates and foreign exchange rates were used to construct the historical scenarios at December 31, 2002 and 2001 respectively. For each scenario, each financial instrument is re-priced. Scenario values for the Company are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum adverse deviation in fair market value incurred by these scenarios with 95% confidence (i.e. only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period is assumed in computing the VaR figure. The following table presents the average, high and low VaRs for the Company with respect to its fair value as of December 31, 2002 and 2001, respectively:

ILFC Market Risk

	December 31, 2002			December 31, 2001

	Average	High	Low	Average	High	Low

	(Dollars in millions)
Combined	$20.1	$42.8	$7.8	$9.8	$13.3	$6.8
Interest Rate	20.0	42.8	7.8	9.8	13.3	6.8
Currency	0.5	1.2	0.0	0.0	0.1	0.0

Item 8. Financial Statements and Supplementary Data

      The response to this Item is submitted as a separate section of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 14. Controls and Procedures

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

      The Certifying Officers concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective for the Company, taking into consideration the size and nature of the Company’s business and operations. No significant deficiencies or material weaknesses in the controls or procedures were detected, therefore no corrective actions were needed to be taken. Subsequent to the date when the disclosure controls and procedures were evaluated, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) and (2): Financial Statements and Financial Statement Schedule: The response to this portion of Item 14 is submitted as a separate section of this report beginning on page 15.

      (a)(3) and (c): Exhibits: The response to this portion of Item 14 is submitted as a separate section of this report beginning on page 15.

(b)	Reports on Form 8-K: Current Report on Form 8-K:

Form 8-K, event date November 15, 2002 (Item 7)

Form 8-K, event date December 5, 2002 (Item 9)
Form 8-K, event date December 16, 2002 (Item 7)
Form 8-K, event date December 31, 2002 (Item 7)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

FORM 10-K

Items 8, 14(a), and 14(c)

INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

      The following consolidated financial statements of the Company and its subsidiaries required to be included in Item 8 are listed below:

      The following financial statement schedule of the Company and its subsidiaries is included in Item 14(a)(2):

Schedule Number	Description	Page

II	Valuation and Qualifying Accounts	49

      All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

      The following exhibits of the Company and its subsidiaries are included in Item 14(c):

Exhibit
Number	Description

3.1	Restated Articles of Incorporation of the Company, as amended through December 9, 1992, filed November 3, 1993 (filed as an exhibit to Registration Statement No. 33-50913 and incorporated herein by reference).
3.2	Certificate of Determination of Preferences of Series A Market Auction Preferred Stock (filed December 9, 1992 as an exhibit to Registration Statement No. 33-54294 and incorporated herein by reference).
3.3	Certificate of Determination of Preferences of Series B Market Auction Preferred Stock (filed December 9, 1992 as an exhibit to Registration Statement 33-54294 and incorporated herein by reference).
3.4	Certificate of Determination of Preferences of Series C Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.5	Certificate of Determination of Preferences of Series D Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.6	Certificate of Determination of Preferences of Series E Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.7	Certificate of Determination of Preferences of Series F Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.8	Certificate of Determination of Preferences of Series G Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).
3.9	Certificate of Determination of Preferences of Series H Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).
3.10	Certificate of Determination of Preferences of Preferred Stock of the Company (filed as an exhibit to Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
3.11	By-Laws of the Company, including amendment thereto dated August 31, 1990 (filed as an exhibit to Registration Statement No. 33-37600 and incorporated herein by reference).

Exhibit
Number	Description

4.1	Indenture dated as of November 1, 1991, between the Company and U.S. Bank Trust National Association (successor to Continental Bank, National Association), as Trustee (filed as an exhibit to Registration Statement No. 33-43698 and incorporated herein by reference).
4.2	First supplemental indenture, dated as of November 1, 2000, to the Indenture between the Company and U.S. Bank Trust National Association. (filed as an exhibit to Form 10K for the year ended December 31, 2000 and incorporated herein by reference).
4.3	Second supplemental indenture, dated as of February 28, 2001, to the Indenture between the Company and U.S. Bank Trust National Association. (filed as an exhibit to Form 10Q for the quarter ended March 31, 2001 and incorporated herein by reference).
4.4	Third supplemental indenture, dated as of September 26, 2001, to the Indenture between the Company and U.S. Bank Trust National Association. (filed as an exhibit to Form 10Q for the quarter ended September 30, 2000 and incorporated herein by reference).
4.5	Indenture dated as of November 1, 2000, between the Company and the Bank of New York, as Trustee (filed as an exhibit to Registration No. 33-49566 and incorporated herein by reference).
4.6	The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
4.7	First supplemental indenture, dated as of August 16, 2002 to the indenture between the Company and the Bank of New York (filed as Exhibit 4.2 to Registration Statement No. 333-100340 and incorporated herein by reference).
4.8	Fourth supplemental indenture, dated as of November 6, 2002, to the indenture between the Company and U.S. Bank National Association.
4.9	Fifth supplemental indenture, dated as of December 27, 2002, to the indenture between the Company and U.S. Bank National Association.
10.1	Amendment to Revolving Credit Agreement, dated as of January 17, 2002 among the Company, Citicorp USA, Inc., and the other banks listed therein providing up to $1,000,000,000 (three year facility).
10.2	Revolving Credit Agreement, dated as of November 17, 1999 among the Company, Citicorp USA, Inc. and other banks listed therein (364 day facility) (filed as an exhibit to Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.3	Amendment to Revolving Credit Agreement, dated as of November 15, 2000, among the Company, Citicorp USA, Inc., and the other banks listed therein providing up to $1,800,000,000 (364 day facility). (filed as an exhibit to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.4	Second amendment to Revolving Credit Agreement, dated as of January 17, 2002, among the Company, Citicorp USA Inc., and the other banks listed therein providing up to $1,500,000,000 (364 day facility).
10.5	Aircraft Facility Agreement, dated as of January 19, 1999, among the Company, Halifax PLC and the other banks listed therein providing up to $4,327,260,000 for the financing of approximately seventy-five Airbus aircraft (filed as an exhibit to Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.6	Boeing Purchase Agreement No. 2241 and related letter agreements, all dated July 30, 1999, between the Company and the Boeing Company (filed as an exhibit to Form 10-Q for the quarter ended September 30, 1999) (confidential treatment granted).
10.7	Supplemental Agreement #5, dated December 29, 2000, to the Boeing Purchase Agreement No. 2241 between the Company and the Boeing Company (filed as an exhibit to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference). (confidential treatment granted).
12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.
23	Consent of PricewaterhouseCoopers LLP, dated March 20, 2003.

REPORT OF INDEPENDENT ACCOUNTANTS

To The Shareholders and Board of Directors

International Lease Finance Corporation
Los Angeles, California

      In our opinion, the consolidated financial statements listed in the accompanying index appearing under Items 15(a)(1) and (2) on page 23 present fairly, in all material respects, the financial position of International Lease Finance Corporation and its subsidiaries (the “Company”) at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Los Angeles, California
March 13, 2003

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	December 31,

	2002	2001

ASSETS
Cash, including interest bearing accounts of $65,693 (2002) and $78,295 (2001)	$66,049	$79,383
Current income taxes	193,526	173,280
Notes receivable	221,966	252,264
Net investment in finance leases	150,611	142,013
Flight equipment under operating leases	29,631,150	24,400,217
Less accumulated depreciation	4,343,403	3,417,020

	25,287,747	20,983,197
Deposits on flight equipment purchases	1,157,864	1,321,699
Accrued interest, other receivables and other assets	142,817	109,672
Derivative assets	170,395	20,799
Investments	64,067	56,236
Deferred debt issue costs — less accumulated amortization of $68,516 (2002) and $59,056 (2001)	35,571	28,747

	$27,490,613	$23,167,290

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued interest and other payables	$235,827	$265,107
Debt financing, net of deferred debt discount of $31,928 (2002) and $15,157 (2001)	18,716,644	15,461,007
Foreign currency adjustment	264,880	(92,129)
Derivative liabilities	135,853	185,858
Capital lease obligations	260,623	365,289
Security and other deposits on flight equipment	864,053	966,213
Rentals received in advance	129,244	114,874
Deferred income taxes	2,322,327	1,937,396
Commitments and contingencies — Note K
SHAREHOLDERS’ EQUITY
Preferred stock — no par value; 20,000,000 authorized shares: Series A Preferred Stock; $10,000,000 per share liquidation value; 40 shares issued and outstanding	—	400,000
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A, B and E (2002 and 2001), each series having 500 shares issued. Series A and B each having 500 (2002 and 2001) shares outstanding and Series E having 500 shares outstanding in 2001.	100,000	150,000
Common stock — no par value; 100,000,000 authorized shares, 39,769,520 (2002) and 35,818,122 shares (2001) issued and outstanding	653,582	3,582
Paid-in capital	579,955	579,955
Accumulated other comprehensive loss	(138,620)	(50,629)
Retained earnings	3,366,245	2,880,767

Total shareholders’ equity	4,561,162	3,963,675

	$27,490,613	$23,167,290

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands)

	Years Ended December 31,

	2002	2001	2000

REVENUES:
Rental of flight equipment	$2,677,876	$2,473,784	$2,301,440
Flight equipment marketing	66,315	62,883	99,716
Interest and other	104,718	80,046	77,589

	2,848,909	2,616,713	2,478,745
EXPENSES:
Interest	846,353	792,611	773,539
Depreciation of flight equipment	954,246	802,850	705,715
Provision for overhauls	90,763	94,383	104,486
Flight equipment rent	75,372	107,992	140,956
Selling, general and administrative	88,872	65,158	47,856

	2,055,606	1,862,994	1,772,552

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	793,303	753,719	706,193
Provision for income taxes	262,180	261,044	237,292

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	531,123	492,675	468,901

Cumulative effect of accounting change (net of tax)	—	15,191	—

NET INCOME	$531,123	$507,866	$468,901

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Market Auction
	Preferred Stock		Preferred Stock		Common Stock			Accumulated
								Other
	Number of		Number of		Number of		Paid-in	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Total

Balance at December 31, 1999	4,000	$400,000			35,818,122	$3,582	$579,955		$2,226,655	$3,210,192
Common stock dividends									(206,000)	(206,000)
Preferred stock dividends									(18,570)	(18,570)
Comprehensive Income:
Net income									468,901	468,901
Other comprehensive income:
Foreign currency adjustment (net of tax of $5,399)								$9,256		9,256

Comprehensive Income										478,157

Balance at December 31, 2000	4,000	400,000			35,818,122	3,582	579,955	9,256	2,470,986	3,463,779
Repurchase of preferred stock	(2,500)	(250,000)								(250,000)
Issuance of preferred stock			40	$400,000						400,000
Common stock dividends									(83,500)	(83,500)
Preferred stock dividends									(14,624)	(14,624)
Liquidation of subsidiary									39	39
Comprehensive Income:
Net income									507,866	507,866
Other comprehensive income:
Foreign currency adjustment (net of tax of $3,734)								7,706		7,706
Cash flow derivative transactions (net of tax of $(25,371))								(47,118)		(47,118)
Cumulative effect of accounting change (net of tax of $(11,024))								(20,473)		(20,473)

Comprehensive Income										447,981

Balance at December 31, 2001	1,500	150,000	40	400,000	35,818,122	3,582	579,955	(50,629)	2,880,767	3,963,675
Repurchase of preferred stock	(500)	(50,000)								(50,000)
Cancellation of preferred stock			(40)	(400,000)						(400,000)
Issuance of common stock					6,379,997	650,000				650,000
Common stock dividends									(26,000)	(26,000)
Preferred stock dividends									(19,645)	(19,645)
Comprehensive Income:
Net income									531,123	531,123
Other comprehensive income:
Foreign currency adjustment (net of tax of $(98,285))								(182,530)		(182,530)
Cash flow derivative transactions (net of tax of $50,905)								94,539		94,539

Comprehensive Income										443,132

Balance at December 31, 2002	1,000	$100,000	—	$—	42,198,119	$653,582	$579,955	$(138,620)	$3,366,245	$4,561,162

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,

	2002	2001	2000

OPERATING ACTIVITIES:
Net income	$531,123	$507,866	$468,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	954,246	802,850	705,715
Deferred income taxes	432,311	437,629	298,944
Foreign exchange adjustment of non-US $ denominated debt	357,009	(76,193)	—
Change in derivative instruments	(361,447)	91,201	—
Amortization of deferred debt issue costs	15,709	13,497	9,762
Increase in notes receivable	(56,706)	(37,286)	(76,237)
Equity in net loss (income) of affiliates	465	(702)	2,827
Change in unamortized debt discount	(23,020)	4,543	(6,753)
Changes in operating assets and liabilities:
Increase in accrued interest, other receivables and other assets	(33,146)	(35,921)	(15,894)
(Decrease) Increase in accrued interest and other payables	2,001	15,929	(36,025)
Increase in current income taxes receivable	(20,246)	(114,290)	(73,360)
Increase (decrease) in rentals received in advance	14,370	(14,278)	18,717

Net cash provided by operating activities	1,812,669	1,594,845	1,296,597

INVESTING ACTIVITIES:
Acquisition of flight equipment for operating leases	(5,420,761)	(4,109,812)	(2,990,287)
Acquisition of flight equipment for finance leases	(12,886)	(39,207)	(81,770)
Decrease (increase) in deposits and progress payments	163,835	(263,517)	(209,452)
Proceeds from disposal of flight equipment — net of gain	173,152	208,917	543,665
Advances on notes receivable	—	—	(20,702)
Collections on notes receivable	57,547	66,441	52,884
Collections on finance and sales-type leases (net of income amortized)	8,540	7,764	5,533
Decrease (increase) in investments	(262)	298	(42,286)
Dividends from unconsolidated subsidiaries	1,178	626	440

Net cash used in investing activities	(5,029,657)	(4,128,490)	(2,741,975)

FINANCING ACTIVITIES:
Issuance of common Stock	250,000	—	—
Issuance of preferred stock	—	400,000	—
Repurchase of preferred stock	(50,000)	(250,000)	—
Net change in commercial paper	716,639	(786,816)	1,310,328
Proceeds from debt financing	5,736,325	5,352,532	2,565,843
Payments in reduction of debt financing and capital lease obligations	(3,285,221)	(2,195,199)	(2,295,033)
Debt issue costs	(16,284)	(4,856)	(3,747)
Payment of common and preferred dividends	(45,645)	(98,085)	(224,570)
(Decrease) increase in customer deposits	(102,160)	60,799	104,101

Net cash provided by financing activities	3,203,654	2,478,375	1,456,922

Net (decrease) increase in cash	(13,334)	(55,270)	11,544
Cash at beginning of year	79,383	134,653	123,109

Cash at end of year	$66,049	$79,383	$134,653

(Table continued on next page)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	Years Ended December 31,

	2002	2001	2000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest (net of amount, capitalized $58,274 (2002), $58,845 (2001), and $50,019 (2000))	$827,280	$747,006	$720,966
Income taxes, net	(149,885)	(54,115)	11,709

2002:
Preferred stock was received in exchange for notes receivable in the amount of $14,019.
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

      Parent Company: International Lease Finance Corporation is an indirect wholly owned subsidiary of American International Group, Inc. (“AIG”). AIG is a holding company which through its subsidiaries is primarily engaged in a broad range of insurance and insurance-related activities in the United States and abroad. AIG’s primary activities include both general and life insurance operations. Other significant activities include financial services and retirement savings and assets management.

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

      Intercompany Allocations: The Company is party to cost sharing agreements with AIG. Generally, these agreements provide for the allocation of costs based upon either a specific identification basis or a proportional cost allocation basis. The charges aggregated $1,198 (2002), $1,001 (2001) and $1,213 (2000). The Company also pays AIG a fee related to management services provided for certain foreign subsidiaries. The fees aggregated $388 (2002), $759 (2001) and $249 (2000).

      Rentals: The Company, as lessor, leases flight equipment principally under operating leases and reports income over the life of the lease as rentals become receivable under the provisions of the lease to the extent of amounts received and deposits held or, when the lease has varying payments, revenue is recorded under the straight-line method over the noncancelable term of the lease. In certain cases, leases provide for additional rentals based on usage.

      Flight Equipment Marketing: The Company is a marketer of flight equipment. Marketing revenues include all revenues from such operations consisting of net gains on sales of flight equipment and commissions. The Company recognizes marketing revenue when flight equipment is sold and the risk of ownership of the equipment is passed to the new owner.

      Provision for Overhauls: Under the provisions of some leases, the Company receives overhaul rentals based on the usage of the aircraft. For certain airframe and engine overhauls, the lessee is reimbursed by the Company for costs incurred up to, but not exceeding, related overhaul rentals paid to the Company by the lessee for usage of the aircraft.

      Overhaul rentals are included under the caption Rental of Flight Equipment. The Company provides a charge to operations for reimbursements at the time the overhaul rentals are paid by the lessee, based on overhaul rentals received and the estimated reimbursements during the life of the lease. The Company periodically evaluates its reserve for these reimbursements and its reimbursement rate, and then adjusts the provision for overhauls accordingly.

      Cash: Cash includes cash on hand, time deposits and cash held in trust for Internal Revenue Code Section 1031 exchanges.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note A — Summary of Significant Accounting Policies (Continued)

      Flight Equipment: Flight equipment is stated at cost. Purchases, major additions and modifications and capitalized interest are capitalized. Normal maintenance and repairs, airframe and engine overhauls, and compliance with return conditions of flight equipment on lease are provided by and paid for by the lessee.

      Generally, aircraft, including aircraft acquired under capital leases, are depreciated using the straight-line method over a 25 year life from the date of manufacture to a 15% residual value.

      At the time the Company disposes of assets, the cost and accumulated depreciation are removed from the related accounts and the difference, net of proceeds, is recorded as a gain or loss.

      Quarterly, management reviews issues affecting the Company’s fleet, including events and circumstances that may affect impairment of aircraft values (e.g. residual values, useful life, current and future revenue generating capacity). Management evaluates aircraft in the fleet, as necessary, based on these events and circumstances in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

      Capitalized Interest: The Company borrows certain funds to finance progress payments for the construction of flight equipment ordered. The interest incurred on such borrowings is capitalized and included in the cost of the equipment.

      Deferred Debt Issue Costs: Deferred debt issue costs incurred in connection with debt financing are amortized over the life of the debt using the interest method and are charged to interest expense.

      Financial Instruments: In the normal course of business, the Company utilizes derivative financial instruments to manage its exposure to interest rate risks and foreign currency risks. All derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as (1) a hedge of (a) the fair value of a recognized asset or liability or (b) an unrecognized firm commitment (a “fair value” hedge); (2) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge); or (3) a foreign-currency fair value or cash flow hedge (a “foreign currency” hedge). Changes in the fair value of a derivative, that is highly effective and that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in accumulated other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g. until periodic settlements of the variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a foreign currency hedge are recorded in either current-period earnings or other accumulated comprehensive income, depending on whether the hedging relationship satisfies the criteria for a fair value or cash flow hedge. Changes in the fair value of derivative financial instruments that did not qualify for hedge treatment under SFAS 133 are reported in current-period earnings.

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

      Other Comprehensive Income (Loss): The Company reports comprehensive income or loss in accordance with SFAS No. 130, “Reporting Comprehensive Income.” The Company’s other comprehensive loss reported in shareholders’ equity as Accumulated Other Comprehensive Income (Loss) consists of foreign currency adjustments of debt denominated in a foreign currency, translated into US dollars using the current exchange rates and the gains and losses associated with changes in fair value of derivatives designated as cash flow hedges in accordance with SFAS 133.

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

      The Company and its U.S. subsidiaries are included in the combined state unitary tax returns of AIG, including California. The Company also files separate returns in certain other states, as required. The provision for state income taxes is calculated on a separate return basis. Current income tax expense is adjusted to reflect credits and charges allocated to ILFC by AIG, based upon the combined filings and the resultant current tax payable.

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

      Reclassifications: Certain amounts have been reclassified in the 2001 and 2000 financial statements to conform to the Company’s 2002 presentation.

      New Accounting Pronouncements: The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (“FIN 45”) Guarantor’s Accounting and Disclosure requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” in December 2002. FIN 45 requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of FIN 45 had no impact on the Company’s results of operations, financial position, or cash flows as of December 31, 2002.

      The Company will adopt SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities” SFAS 147, “Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9”, and SFAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” for the fiscal year ended December 31, 2003.

      SFAS No. 145 precludes companies from recording gains and losses from the extinguishment of debt as an extraordinary item. SFAS No. 146 requires that a liability be recognized for exit and disposal costs only when the liability has been incurred and when it can be measured at fair value. SFAS No. 147 addresses a change in classification and treatment of recorded goodwill. SFAS No. 148 permits two additional transition methods for companies that elect to adopt the fair-value-based method of accounting for stock-based employee compensation. These statements are not applicable to the operations of the Company as of December 31, 2002, and it does not expect any impact from adopting these statements on its results of operations, financial position, or cash flows.

      The Company will adopt FASB Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities” in the third quarter of 2003. FIN 46 requires a company to consolidate a Variable Interest Entity if the company is determined to be the primary beneficiary. The Company is currently investigating the impact FIN 46 will have on its financial position. The Company is reviewing entities that may be considered Variable Interest Entities and in which the Company may have a Variable Interest as defined by FIN 46. The Company has not yet determined the possible impact of the consolidation of these entities due to the analysis and data collections effort required to apply the requirements of FIN 46. The Company believes that the potential liabilities that may need to be recorded as a result of the Company’s Variable Interest in accordance with FIN 46 are currently disclosed in Note D and Note K.

      The Company will adopt EITF issue 02-16 which provides guidance on accounting for cash considerations received by a customer from a vendor as either a reduction of cost of sales, as revenue, or as reduction of cost incurred by the customer to sell the vendor’s product. The Company does not expect EITF 02-16 to have a significant impact on its financial position.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note B — Notes Receivable

      Notes receivable are primarily from the sale of and collaterized by flight equipment and are summarized as follows:

	2002	2001

Fixed rate notes receivable due in varying installments to 2011:
0% to 5.99%	$37,111	$43,870
6% to 7.99%	133,858	139,299
8% to 9.99%	50,700	53,509
10% to 12.99%	297	4,618
LIBOR plus 1.1% to LIBOR plus 1.5% due in varying installments to 2002		10,968

	$221,966	$252,264

      Included above are notes receivable of $53,032 (2002) and $59,230 (2001) representing restructured lease payments.

      At December 31, 2002, the minimum future payments on notes receivable are as follows:

2003	$39,894
2004	26,245
2005	19,796
2006	17,063
2007	18,694
Thereafter	100,274

$221,966

Note C — Net Investment in Finance Leases

      The following lists the components of the net investment in finance leases:

	2002	2001

Total lease payments to be received	$212,037	$205,011
Estimated residual values of leased flight equipment (unguaranteed)	49,045	49,045
Less: Unearned income	(110,471)	(112,043)

Net investment in finance and sales-type leases	$150,611	$142,013

      At December 31, 2002, minimum future lease payments on finance leases are as follows:

2003	$19,630
2004	18,178
2005	18,178
2006	18,178
2007	18,178
Thereafter	119,695

Total minimum lease payments to be received	$212,037

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note D — Investments

      Investments consist of the following:

	2002		2001

	Percent		Percent
	Owned	Amount	Owned	Amount

Cost method:
Air New Zealand(a)	.9%	$2,180	.9%	$6,986
American Trans Air(a)		30,000		30,000
International Aircraft Investors(d)		14,019
Others		1,537		1,832
Equity method:
21937, LLC(b)	99%	9,859	99%	10,782
ILTU Ireland(c)	50%	6,342	50%	6,517
Others		130		119

		$64,067		$56,236

(a)	In 2000, the Company invested $6,986 in common stock of Air New Zealand and $30,000 in American Trans Air (“ATA”) non-voting preferred stock. In 2002, the investment in Air New Zealand was adjusted ($4,806) to lower of cost or market value.

(b)	In 2001, the Company contributed an aircraft with a net book value of $11,372 for a 99% interest in 21937, LLC, a joint venture that leases the aircraft to a third party. This investment is not consolidated due to the Company’s lack of effective control in the joint venture.

(c)	In 2000, the Company invested $5,000 for a 50% interest in ILTU Ireland (“ILTU”), an Irish corporation. ILTU presently owns one Boeing 767-300 on lease to an airline. The Company has guaranteed a loan from a related party to ILTU (see Note K).

(d)	In 2002, the Company received International Aircraft Investors non-voting preferred stock as a partial settlement of notes receivables in the amount of $14,019.

Note E — Debt Financing and Capital Lease Obligations

      Debt financing and capital lease obligations are comprised of the following:

	2002	2001

Commercial Paper	$4,218,504	$3,501,865
Public Term Debt with Single Maturities	7,475,775	4,796,330
Public Medium-Term Notes with Varying Maturities	4,969,500	4,809,000
Bank Term Debt	2,084,793	2,368,969
Capital Lease Obligations	260,623	365,289
Less: Deferred Debt Discount	(31,928)	(15,157)

	$18,977,267	$15,826,296

      The above amounts represent the Company’s anticipated settlement of its currently outstanding debt obligations. Certain adjustments required to present currently outstanding debt obligations have been recorded and presented separately on the face of the balance sheet, including adjustments related to foreign currency and interest rate hedging activities.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note E — Debt Financing and Capital Lease Obligations (Continued)

  Commercial Paper

      The Company has a $4.8 billion Commercial Paper Program. Under this program, the Company may borrow in minimum increments of $100 for a period from one day to 270 days. The weighted average interest rate of the Company’s Commercial Paper Program was 1.46%, 4.10% and 6.41% at December 31, 2002, 2001 and 2000 respectively.

  Bank Commitments

      As of December 31, 2002, the Company had committed revolving loans and lines of credit with 20 commercial banks aggregating $3.15 billion. These revolving loans and lines of credit principally provide for interest rates that vary according to the pricing option in effect at the time of borrowing. Pricing options include prime, a range from .25% over LIBOR to .35% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The revolving loans and lines of credit are subject to facility fees of up to .10% of amounts available. Such financing is used primarily as backup for the Company’s Commercial Paper program. The Company had not drawn any funds under its committed revolving loans and lines of credit at December 31, 2002 and 2001, respectively.

  Public Debt

      The interest on substantially all of the public debt (exclusive of the commercial paper) is fixed for the term of the note. As of December 31, 2002 the Company had an effective shelf registration statement with respect to $6.08 billion in debt securities including a $1.0 billion Medium-Term Note program, under which no notes were sold through December 31, 2002.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note E — Debt Financing and Capital Lease Obligations (Continued)

  Public Term Debt

      The Company has issued the following Notes which provide for a single principal payment at maturity and cannot be redeemed prior to maturity:

	Initial
	Term	2002	2001

6 3/8% Notes due February 15, 2002	5 years		$100,000
5.90% Notes due April 15, 2002	4 years		100,000
5 5/8% Notes due April 15, 2002	3 years		100,000
5 5/8% Notes due May 1, 2002	3 years		175,000
6.00% Notes due May 15, 2002	4 years		100,000
Floating Rate Notes due June 3, 2002 (swapped to 7.195%)	2 years		250,000
6 3/8% Notes due August 1, 2002	5 years		100,000
6.75% Notes due October 1, 2002	2 years		150,000
5 3/4% Notes due January 15, 2003	5 years	$100,000	100,000
Floating Rate Notes due February 2, 2003 (swapped to 5.515%)	2 years	250,000	250,000
4.75% Notes due June 2, 2003	2 years	250,000	250,000
6.00% Notes due June 15, 2003	5 years	100,000	100,000
6.75% Notes due November 3, 2003	3 years	250,000	250,000
Floating Rate Notes due February 13, 2004 (swapped to 5.586%)	3 years	300,000	300,000
Floating Rate Notes due April 1, 2004 (swapped to 5.48%)	3 years	250,000	250,000
5.25% Notes due May 3, 2004	3 years	200,000	200,000
5 1/8% Notes due August 1, 2004	3 years	300,000	300,000
Floating Rate Notes due October 18, 2004 (swapped to 3.315%)	3 years	150,000	150,000
8 3/8% Notes due December 15, 2004	10 years	100,000	100,000
4.375% Notes due December 15, 2005	3 years	160,000
5.75% Notes due October 15, 2006	5 years	700,000	700,000
5.75% Notes due February 15, 2007	5 years	500,000
5.625% Notes due June 1, 2007	5 years	900,000
5.491% Notes due November 30, 2007	5 years	110,000
6 3/8% Notes due March 15, 2009	7 years	750,000
Foreign Currency Denominated Medium Term Notes:
3.625% Euro Notes due July 1, 2002 (swapped to US$ at 5.80%)	3 years		207,880
4.125% Euro Notes due July 12, 2004 (partially swapped to US$ at 6.375%)	5 years	563,450	563,450
4.00% Euro Notes due April 25, 2005 (swapped to US$ at 5.4714%)	3 years	666,375
6.00% Euro Notes due October 24, 2007 (partially swapped to US$ at 6.398%)	5 years	444,250
Floating Rate Sterling Notes due December 7, 2009 (swapped to US$ at 6.9326%)	7 years	431,700

		$7,475,775	$4,796,330

      The Company has a Euro Medium-Term Note Program for $4.0 billion, under which $2,106 million (€1,800 million and £300 million) in notes were outstanding at December 31, 2002. The Company has eliminated the currency exposure arising from the notes by either hedging the notes through swaps or through the offset provided by operating lease payments. The Company translates the debt into US dollars using current exchange rates. The foreign exchange adjustment for the euro denominated note was $264,880 (2002) and $(92,129) (2001).

  Public Medium-Term Notes

      At December 31, 2002 the Company’s Medium-Term Notes bear interest at rates varying between 1.595% and 8.35%, with maturities from 2003 through 2007. The Medium-Term Notes provide for a single

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note E — Debt Financing and Capital Lease Obligations (Continued)

principal payment at the maturity of the respective note and cannot be redeemed by the Company prior to maturity.

  Bank Term Debt

      In January 1999, the Company entered into an Export Credit Facility for up to a maximum of $4.3 billion, for up to 75 aircraft to be delivered from 1999 through 2001. The Company had the right, but was not required, to use the facility to fund 85% of each aircraft’s purchase price. This facility is guaranteed by various European Export Credit Agencies. The interest rate varies from 5.753% to 5.898% depending on the delivery date of the aircraft. At December 31, 2002 the Company had financed 62 aircraft and had $2.1 billion outstanding debt under this facility. The debt is collateralized by a pledge of the shares of a subsidiary of the company which holds title to the aircraft financed under the facility. The flight equipment associated with the obligations, included in flight equipment under operating leases in the balance sheet, had a net book value of $3.1 billion (2002) and $3.2 billion (2001).

  Capital Lease Obligations

      The Company’s capital lease obligations provide 10 year, fully amortizing debt in two interest rate tranches. The first 62.5% of the original debt is at a fixed rate of 6.55%. The second 22.5% of the original debt is at fixed rates varying between 6.18% and 6.89%. These two tranches are guaranteed by various European Export Credit Agencies. The remaining debt matures through 2005. The flight equipment associated with the obligations, and included in flight equipment under operating leases in the balance sheet, had a net book value of $892,404 (2002) and $931,296 (2001).

      The following is a schedule by years of future minimum lease payments under capitalized leases together with the present value of the net minimum lease payments as of December 31, 2002:

2003	$127,256
2004	113,179
2005	45,136

Total minimum lease payments	285,571
Less amount representing interest	24,948

Present value of net minimum lease payments	$260,623

      Maturities of debt financing and capital lease obligations (excluding commercial paper and deferred debt discount) at December 31, 2002 are as follows:

2003	$3,792,419
2004	3,305,818
2005	2,004,232
2006	1,234,174
2007	2,608,424
Thereafter	1,845,624

$14,790,691

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note E — Debt Financing and Capital Lease Obligations (Continued)

  Other

      Under the most restrictive provisions of the related borrowings, consolidated retained earnings at December 31, 2002, in the amount of $1,238,697, are unrestricted as to payment of dividends based on consolidated tangible net worth requirements.

See Note L — Financial Instruments.

      The Company has entered into various debt and derivative transactions with AIGFP, a related party. The Company executed $1,690,454 and $1,456,000 notional amount of derivative instruments with the related party during 2002 and 2001, respectively.

Note F — Shareholders’ Equity

  Preferred Stock

      The Board of Directors is authorized to issue up to 20,000,000 shares of preferred stock that may be issued in one or more series and with such stated value and terms as may be determined by the Board of Directors.

  Series A Preferred Stock

      In December 2001, the Company issued 40 shares of Series A preferred shares with a liquidation value of $10 million per share. AIG, as holder of the Series A Preferred Stock, was entitled to quarterly dividends at a rate of 5% per annum. The Series A Preferred Stock was nonconvertible, and was redeemable at the Company’s option. In September 2002, pursuant to an agreement with the holder, the Company cancelled the outstanding shares of Series A preferred shares. The Company issued 3,951,398 shares of Common Stock for the value of the cancelled Series A preferred shares.

  Market Auction Preferred Stock

      The Market Auction Preferred Stock (MAPS) have a liquidation value of $100 thousand per share and are not convertible. The dividend rate, other than the initial rate, for each dividend period for each series is reset approximately every 7 weeks (49 days) on the basis of orders placed in an auction. The Company repurchased Series C, D, F, G and H in the fourth quarter of 2001 and Series E in the first six months of 2002 for the liquidation values and no gain or loss was recognized. During 2001 the Company extended the Series A to 5 years at a dividend rate of 5.90%. At December 31, 2002, the dividend rate for Series B was 2.15%.

  Common Stock

      On September 24, 2002, the Company issued 3,951,398 shares of Common Stock to AIG in exchange for the value of the cancelled Series A preferred shares. On December 4, 2002, the Company issued and sold 2,428,599 shares of Common Stock to AIG for proceeds of $250,000.

  Other Comprehensive Income

      The Other Comprehensive Income consists of fair value adjustments of cash flow derivative instruments and foreign currency adjustment of liabilities denominated in a foreign currency. The debt was translated into US dollars using the current exchange rate. The cash flow derivatives were adjusted using market values obtained from a related party broker-dealer.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note G — Rental Income

      Minimum future rentals on non-cancelable operating leases and subleases of flight equipment which have been delivered at December 31, 2002 are as follows:

Year Ended

2003	$2,305,548
2004	2,080,984
2005	1,789,967
2006	1,450,978
2007	1,145,359
Thereafter	2,913,316

$11,686,152

      Additional rentals earned by the Company based on the lessees’ usage aggregated $249,503 (2002), $235,099 (2001), and $222,579 (2000). Flight equipment is leased, under operating leases, with remaining terms ranging from one to 15 years.

Note H — Flight Equipment Rent and Off Balance Sheet Arrangements

      During 1995, 1996 and 1997, the Company entered into sale-leaseback transactions providing proceeds to the Company in the amounts of $412,626, $507,600 and $601,860, respectively, relating to seven aircraft for each transaction. The transactions resulted in the sale and leaseback of these aircraft under one-year operating leases, each with six one-year extension options. The existing one-year leases mature on September 20, 2003 and September 12, 2003, respectively. One aircraft was repurchased in each of 1997, 1999 and 2001 and sold to third parties and five aircraft were repurchased in the fourth quarter of 2002 when the 1995 transaction matured and the operating leases of these aircraft expired. The lease rates equate to fixed principal amortization and floating interest payments based on LIBOR or commercial paper pricing.

      Minimum future rental expense for 2003 is $36,155 at December 31, 2002.

Note I — Income Taxes

      The provision (benefit) for income taxes is comprised of the following:

	2002	2001	2000

Current:
Federal(a)	$(169,073)	$(154,680)	$(49,989)
State	(2,202)	(13,683)	(10,871)
Foreign	1,145	(43)	(791)

	(170,130)	(168,406)	(61,651)
Deferred(b):
Federal	427,797	400,320	278,614
State(c)	4,513	29,130	20,329

	432,310	429,450	298,943

	$262,180	$261,044	$237,292

(a)	Including U.S. tax on foreign income

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note I — Income Taxes (Continued)

(b)	Deferred taxes were also provided (charged) to other comprehensive income of $47,380 (2002), $(32,661) (2001) and $5,399 (2000), respectively, and for cumulative effect of accounting change of $8,180 (2001).

(c)	Includes benefit realized from change in California state apportionment of $21,634 (2002).

      The provision for deferred income taxes is comprised of the following temporary differences:

	2002	2001	2000

Accelerated depreciation on flight equipment	$496,050	$423,846	$294,334
Excess of state income taxes not currently deductible for Federal income tax purposes	(961)	(5,164)	(3,045)
Tax versus book lease differences	(28,580)	11,745	22,416
Provision for overhauls	8,294	4,594	(6,871)
Capitalized overhauls	(30,863)	—	—
Rentals received in advance	(6,316)	4,503	(5,186)
Derivatives	1,517	(5,675)	—
Straight line rents	10,139	(1,227)	(459)
Change in state apportionment factor	(21,634)	—	—
Other	4,664	(3,172)	(2,246)

	$432,310	$429,450	$298,943

      The deferred tax liability consists of the following deferred tax liabilities (assets):

	2002	2001

Accelerated depreciation on flight equipment	$2,403,134	$1,927,970
Excess of state income taxes not currently deductible for Federal income tax purposes	(40,813)	(39,852)
Tax versus book lease differences	131,325	161,688
Provision for overhauls	(44,164)	(53,145)
Capitalized overhauls	(30,863)	—
Rentals received in advance	(53,647)	(47,939)
Straight line rents	27,784	17,871
Derivatives	3,990	2,505
Other comprehensive income	(74,642)	(27,262)
Other	223	(4,440)

	$2,322,327	$1,937,396

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note I — Income Taxes (Continued)

      A reconciliation of computed expected total provision for income taxes to the amount recorded is as follows:

	2002	2001	2000

Computed expected provision based upon a federal rate of 35%	$277,656	$263,802	$247,168
State income taxes, net of Federal income taxes(b)	1,502	10,041	6,148
Foreign sales corporation and extraterritorial income benefit	(18,517)	(6,590)	(13,499)
Foreign taxes(a)	2,564	(6,080)	(3,997)
Other	(1,025)	(129)	1,472

	$262,180	$261,044	$237,292

(a)	Includes realized Canadian tax credit in 2001 for taxes paid in prior years.

(b)	Includes benefit realized from change in California state apportionment factor of $14,062 (2002).

      During 2002, the Company settled an open audit issue with the Internal Revenue Service which required the Company to capitalize for tax purposes certain overhaul reimbursements made between 1991 and 2001. The adjustment had no impact on the total provision but required the Company to establish a current tax liability and a corresponding deferred tax asset of $27,130 in 2002. Such amount is reflected in the Company’s 2002 current and deferred provision.

      During 2002, the Company revalued its state deferred taxes based on a reduction in the Company’s standalone California apportionment factor, as determined by AIG. The revaluation reduced the total state provision by $21,634 and the total provision including the Federal income tax effect of the revaluation by $14,062.

      Federal tax benefits provided by the Extraterritorial Income Exclusion (“ETI”) and the Foreign Sales Corporation (“FSC”) may not be available in 2003. The World Trade Organization has ruled that these are unfair export subsidies, and the European Union has threatened trade sanctions if these subsidies are not repealed by the United States. To avoid these sanctions, the United States may repeal the legislation that provides for ETI and FSC export benefits.

Note J — Other Information

  Concentration of Credit Risk

      The Company leases and sells aircraft to airlines and others throughout the world. The lease receivables and notes receivable are from entities located throughout the world. The Company generally obtains deposits on leases and obtains collateral in flight equipment on notes receivable. The Company has no single customer which accounts for 10% or more of revenues.

  Segment Information

      The Company operates within one industry: the leasing, sales and management of flight equipment.

      Revenues include rentals of flight equipment to foreign airlines of $2,317,619 (2002), $2,173,778 (2001), and $2,026,017 (2000).

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note J — Other Information (Continued)

      The following table sets forth the dollar amount and percentage of total rental revenues attributable to the indicated geographic areas based on each airline’s principal place of business for the years indicated:

	2002		2001		2000

	Amount	%	Amount	%	Amount	%

Europe	$1,236,123	46.2%	$1,160,793	47.0%	$1,054,783	45.8%
Asia/Pacific	601,775	22.5	523,630	21.2	462,426	20.1
United States and Canada	481,507	18.0	455,680	18.4	437,745	19.0
Central, South America and Mexico	202,688	7.5	199,026	8.0	229,438	10.0
Africa and the Middle East	155,783	5.8	134,655	5.4	117,048	5.1

	$2,677,876	100.0%	$2,473,784	100.0%	$2,301,440	100.0%

      The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue based on each airline’s principal place of business for the years indicated:

	2002		2001		2000

	Amount	%	Amount	%	Amount	%

United States	$360,257	13.5%	$300,006	12.1%	$275,423	12.0%
United Kingdom	276,185	10.3	283,090	11.4	276,340	12.0
China	282,776	10.6	265,871	10.8	251,372	10.9

  Currency Risk

      The Company attempts to minimize its currency and exchange risks by negotiating most of its aircraft leases in US dollars. Some of the Company’s leases, however, are negotiated in Euros to meet the needs of a growing number of airlines. These Euro denominated leases are primarily used as a hedge against Euro denominated debt obligations of the Company. Therefore, the Company’s foreign currency gain (loss) has not been material to the Company’s consolidated financial statements to date.

  Employee Benefit Plans

      The Company’s employees participate in various benefit plans sponsored by AIG, including a noncontributory qualified defined benefit retirement plan, various stock option and purchase plans and a voluntary savings plan (401(k) plan).

      AIG’s U.S. plans do not separately identify projected benefit obligations and plan assets attributable to employees of participating affiliates. AIG’s projected benefit obligations exceeded the plan assets at December 31, 2002 by $428,500.

Note K — Commitments and Contingencies

  Aircraft Orders

      At December 31, 2002, the Company had committed to purchase 523 aircraft deliverable from 2003 through 2010 at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $29.8 billion.

      The Company also had options to purchase an additional 18 aircraft deliverable through 2008 at an estimated aggregate purchase price of $1.3 billion.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note K — Commitments and Contingencies (Continued)

  Aircraft orders (continued)

      Most of these purchase commitments and options are based upon master agreements with each of The Boeing Company (“Boeing”) and AVSA, S.A.R.L., the sales subsidiary of Airbus Industrie (“Airbus”).

      The Boeing aircraft (models 737, 747 and 777), and the Airbus aircraft (models A319, A320, A321, A330, A340 and A380) are being purchased pursuant to agreements executed by the Company and Boeing or Airbus. These agreements establish the pricing formulas (which include certain price adjustments based upon inflation and other factors) and various other terms with respect to the purchase of aircraft. Under certain circumstances, the Company has the right to alter the mix of aircraft type ultimately acquired. As of December 31, 2002, the Company had made non-refundable deposits (exclusive of capitalized interest) on the aircraft which the Company has committed to purchase of approximately $610,000 and $407,000 with Boeing and Airbus, respectively.

      Management anticipates that a significant portion of the aggregate purchase price will be funded by incurring additional debt. The exact amount of the indebtedness to be incurred will depend upon the actual purchase price of the aircraft, which can vary due to a number of factors, including inflation, and the percentage of the purchase price of the aircraft which must be financed.

  Asset Value Guarantees

      The Company has guaranteed a portion of the residual value of 52 aircraft to financial institutions. These guarantees expire at various dates through 2013 and generally provide for the Company to pay the difference between the fair market value of the aircraft and the guaranteed value up to certain specified amounts, or, at the option of the Company, purchase the aircraft for the guaranteed value. At December 31, 2002, the maximum exposure if the Company were to pay under such guarantees was $264,850. In addition, the Company has written put options for 28 aircraft in the amount of $821,384.

  Other Guarantees

      The Company has guaranteed certain obligations for entities in which it has an investment. The Company guaranteed eight loans at December 31, 2002, all collateralized by aircraft, aggregating $40,139.

  Leases

      The Company has operating leases for office space extending through 2015. In 2001, the Company signed a lease for additional office space with rents commencing in 2003. Rent expense was $3,475, $3,221, and $1,967 for the years ended 2003, 2001 and 2000 respectively. Commitments for minimum rentals under the noncancelable leases at the end of 2002 are as follows:

2003	$5,411
2004	11,336
2005	11,485
2006	8,575
2007	8,918
Thereafter	82,320

Total	$128,045

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note L — Financial Instruments

      In the normal course of business, the Company employs a variety of derivative transactions with the objective of lowering its overall borrowing cost and maintaining its optimal mix of variable and fixed rate interest obligations. These derivative products include interest rate swap agreements, currency swap agreements, and interest rate floors. The Company enters into derivative transactions only to hedge interest rate and currency risk and not to speculate on interest rates or currency fluctuation.

      All derivatives are recognized on the balance sheet at their fair value and the change in fair value is recorded in operating income or other comprehensive income depending on the designation of the hedging instrument. (See Note A — Summary of Significant Accounting Policies, Financial instruments).

      Credit risk exposure arises from the potential that the counterparty may not perform under these derivative transactions. The Company’s counterparty for all of its derivatives is AIGFP, a related party with the highest ratings available from the credit rating agencies, who enters into identical transactions with independent third parties. The Company has executed $1,690,454 and $1,456,000 notional amount of derivative instruments with the related party during 2002 and 2001, respectively. The Company currently does not require, nor is it required by its counterparty, to provide collateral for its positions with the Company although it can in certain circumstances.

      Failure of a counterparty to perform under the agreement with respect to these transactions could have an material effect on the Company’s results of operations.

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

Investments: It was not practicable to determine the fair value of most of the Company’s investments in the common and preferred stocks of other companies because of the lack of a quoted market price and the inability to determine fair value without incurring excessive costs due to their short maturities. The carrying amount of these investments at December 31, 2002 represents the original cost or original cost plus the Company’s share of earnings of the investment. For investments held by the Company that had a quoted market price at December 31, 2002, the Company used such quoted market price in determining the fair value of such investments.

Debt financing: The carrying value of the Company’s commercial paper and term debt maturing within one year approximates its fair value. The fair value of the Company’s long-term debt is estimated using discounted cash flow analyses, based on the Company’s spread to U.S. Treasury bonds for similar debt at year-end.

Guarantees: As of December 31, 2002, the Company’s maximum commitment under the guarantees was $264,850. It is not practical to determine the fair value of the Company’s guarantees at this time. The Company regularly reviews the underlying values of the collateral aircraft, to determine its exposure under these guarantees. The Company will adopt Financial Accounting Standards Board Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” for guarantees entered into after December 31, 2002.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note L — Financial Instruments (Continued)

The carrying amounts and fair values of the Company’s financial instruments at December 31, 2002 and 2001 are as follows:

	2002		2001

	Carrying		Carrying
	Amount of	Fair Value of	Amount of	Fair Value of
	Asset (Liability)	Asset (Liability)	Asset (Liability)	Asset (Liability)

Cash and cash equivalents	$66,049	$66,049	$79,383	$79,383
Notes receivable	221,966	219,914	252,264	264,791
Investments	64,067	63,631	56,236	49,654
Debt financing (including foreign currency adjustment) and capital lease obligations	(19,242,508)	(19,507,647)	(15,734,166)	(15,800,028)

  Derivatives

      The Company uses derivatives to manage exposures to interest rate and foreign currency risks. The Company recorded hedge ineffectiveness in interest expense related to cross currency fair value hedges in the amount of $(1.0) million (2002) and $1.0 million (2001). Hedge ineffectiveness related to cash flow hedges for the period was immaterial to the Company for years 2002 and 2001. In accordance with the transition provision of SFAS 133, the Company recorded the following cumulative effect adjustments in earnings as of January 1, 2001, net of taxes:

Related to non-hedging instruments:
Fair value of non-hedging instruments	$2,805
Related to previous designated fair value hedging relationships
Fair value of hedging instruments	(13,954)
Offsetting changes in fair value of hedged items	13,954
Previously deferred hedging gains and losses, net	12,386

Total cumulative effect on earnings, net of tax	$15,191

      In addition, the Company recorded the following net-of-tax cumulative effect adjustments in other comprehensive income as of January 1, 2001:

Related to previously designated cash flow hedging relationships:
Fair value of hedging instruments	$(45,927)
Previously defined hedging gains and losses	25,454

Total cumulative effect on other comprehensive income (loss), net of tax	$(20,473)

      During the twelve months ended December 31, 2002 and 2001, the Company recorded the following in earnings in accordance with SFAS 133:

	2002	2001

Related to non-hedging instruments:
Fair value of non-hedging instruments	$3,678	$1,943
Related to previous designated fair value hedging relationships
Fair value of hedging instruments	(18,133)	(6,366)
Offsetting changes in fair value of hedged items	19,093	5,406

Total effect on earnings	$4,638	$983

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note L — Financial Instruments (Continued)

      At December 31, 2002 and 2001, the Company’s accumulated other comprehensive income (loss) consisted of the following:

	2002	2001

Cumulative foreign currency adjustment, net of tax	$(172,172)	$42,416
Cumulative cash flow hedge loss adjustment, net of tax	33,552	(93,045)

Total accumulated other comprehensive loss	$(138,620)	$(50,629)

      During the twelve months ended December 31, 2002, $83,868 (net) was reclassified from accumulated other comprehensive income to interest expense when interest was paid or received on the Company’s cash flow hedges. The Company estimates that within the next twelve months it will amortize into earnings $90,000 of the pre-tax balance in accumulated other comprehensive income under cash flow hedge accounting in connection with the Company’s program to convert debt from floating to fixed rates.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

COL. A	COL. B	COL. C		COL. D	COL. E

		ADDITIONS
			Charged to
	Balance at	Charged to	Other
	Beginning of	Costs and	Accounts —	Deductions —	Balance at
Description	Period	Expenses	Describe	Describe(a)	End of Period

	(Dollars in thousands)
Reserve for overhaul:
Year ended December 31, 2002	$142,715	$90,763		$115,234	$118,244
Year ended December 31, 2001	$154,865	$94,383		$106,533	$142,715
Year ended December 31, 2000	$136,451	$104,486		$86,072	$154,865

(a)	Reimbursements to lessees for overhauls performed and amounts transferred to buyers for aircraft sold.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2003

INTERNATIONAL LEASE FINANCE CORPORATION

By	/s/ STEVEN F. UDVAR-HAZY

Steven F. Udvar-Hazy
Chairman of the Board and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

Leslie L. Gonda	Director

/s/ STEVEN F. UDVAR-HAZY Steven F. Udvar-Hazy	Chief Executive Officer and Director	March 27, 2003

/s/ JOHN L. PLUEGER John L. Plueger	Director	March 27, 2003

Louis L. Gonda	Director

/s/ M. R. GREENBERG M. R. Greenberg	Director	March 27, 2003

/s/ EDWARD E. MATTHEWS Edward E. Matthews	Director	March 27, 2003

/s/ WILLIAM N. DOOLEY William N. Dooley	Director	March 27, 2003

/s/ HOWARD I. SMITH Howard I. Smith	Director	March 27, 2003

/s/ ALAN H. LUND Alan H. Lund	Director, Chief Financial Officer and Chief Accounting Officer	March 27, 2003

CERTIFICATIONS

I, Steven F. Udvar-Hazy, certify that:

      1. I have reviewed this annual report on Form 10-K of International Lease Finance Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ STEVEN F. UDVAR-HAZY

Steven F. Udvar-Hazy
Chairman of the Board and Chief Executive Officer

Date: March 27, 2003

CERTIFICATIONS

I, Alan H. Lund, certify that:

      1. I have reviewed this annual report on Form 10-K of International Lease Finance Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ALAN H. LUND

Alan H. Lund
Vice Chairman, Chief Financial Officer and Chief Accounting Officer

Date: March 27, 2003

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