Form 10-K/A
period 2002-12-31
INTERNATIONAL LEASE FINANCE CORP
filed 2003-04-04
CIK 714311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A is being filed solely to amend the consent of PricewaterhouseCoopers LLP filed as an exhibit to the Annual Report on Form 10-K of International Lease Finance Corporation (the “Company”) for the fiscal year ended December 31, 2002, originally filed on March 27, 2003 (the “Original Filing”). In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Company has included in the Amendment No. 1 only Item 15. “Exhibits, Financial Statement Schedules and Reports on Form 8-K” of Part IV.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1) and (2): Financial Statements and Financial Statement Schedule: The response to this portion of Item 15 is submitted as a separate section of this report beginning on page 15 of the Original Filing.

     (a)(3) and (c): Exhibits: The response to this portion of Item 15 is submitted as a separate section of this report beginning on page 15 of the Original Filing.

     (b)  Reports on Form 8-K: Current Report on Form 8-K:

Form 8-K, event date November 15, 2002 (Item 7)

Form 8-K, event date December 5, 2002 (Item 9)

Form 8-K, event date December 16, 2002 (Item 7)

Form 8-K, event date December 31, 2002 (Item 7)

INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

     The following consolidated financial statements of the Company and its subsidiaries required to be included in Item 8 are listed below:

     The following financial statement schedule of the Company and its subsidiaries is included in Item 15(a)(2):

Schedule Number	Description	Page

II	Valuation and Qualifying Accounts	49*

     All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

* Page references refer to pages in the Original Filing.

The following exhibits of the Company and its subsidiaries are included in Item 15(c):

Exhibit
Number	Description

3.1	Restated Articles of Incorporation of the Company, as amended through December 9, 1992 (filed November 3, 1993 as an exhibit to Registration Statement No. 33-50913 and incorporated herein by reference).
3.2	Certificate of Determination of Preferences of Series A Market Auction Preferred Stock (filed December 9, 1992 as an exhibit to Registration Statement No. 33-54294 and incorporated herein by reference).
3.3	Certificate of Determination of Preferences of Series B Market Auction Preferred Stock (filed December 9, 1992 as an exhibit to Registration Statement 33-54294 and incorporated herein by reference).

Exhibit
Number	Description

3.4	Certificate of Determination of Preferences of Series C Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.5	Certificate of Determination of Preferences of Series D Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.6	Certificate of Determination of Preferences of Series E Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.7	Certificate of Determination of Preferences of Series F Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.8	Certificate of Determination of Preferences of Series G Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).
3.9	Certificate of Determination of Preferences of Series H Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).
3.10	Certificate of Determination of Preferences of Preferred Stock of the Company (filed as an exhibit to Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
3.11	By-Laws of the Company including amendment thereto dated August 31, 1990 (filed as an exhibit to Registration Statement No. 33-37600 and incorporated herein by reference).
4.1	Indenture dated as of November 1, 1991, between the Company and U.S. Bank Trust National Association (successor to Continental Bank, National Association), as Trustee (filed as an exhibit to Registration Statement No. 33-43698 and incorporated herein by reference).
4.2	First Supplemental Indenture, dated as of November 1, 2000, to the Indenture between the Company and U.S. Bank Trust National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
4.3	Second Supplemental Indenture, dated as of February 28, 2001, to the Indenture between the Company and U.S. Bank Trust National Association (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).
4.4	Third Supplemental Indenture, dated as of September 26, 2001, to the Indenture between the Company and U.S. Bank Trust National Association (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).
4.5	Indenture dated as of November 1, 2000, between the Company and the Bank of New York, as Trustee (filed as an exhibit to Registration No. 33-49566 and incorporated herein by reference).

Exhibit
Number	Description

4.6	The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
4.7	First Supplemental Indenture, dated as of August 16, 2002 to the Indenture between the Company and the Bank of New York (filed as an exhibit to Registration Statement No. 333-100340 and incorporated herein by reference).
4.8	Fourth Supplemental Indenture, dated as of November 6, 2002 to the Indenture between the Company and the U.S. Bank National Association (filed as an exhibit to the Original Filing and incorporated herein by reference).
4.9	Fifth Supplemental Indenture, dated as of December 27, 2002, to the Indenture between the Company and U.S. Bank National Association (filed as an exhibit to the Original Filing and incorporated herein by reference).
10.1	Amendment to Revolving Credit Agreement, dated as of January 17, 2002 among the Company, Citicorp USA, Inc., and the other banks listed therein providing up to $1,000,000,000 (three year facility) (filed as an exhibit to Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.2	Revolving Credit Agreement, dated as of November 17, 1999 among the Company, Citicorp USA, Inc. and other banks listed therein (364 day facility) (filed as an exhibit to Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.3	Amendment to Revolving Credit Agreement, dated as of November 15, 2000, among the Company, Citicorp USA, Inc., and the other banks listed therein providing up to $1,800,000,000 (364 day facility) (filed as an exhibit to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.4	Second amendment to Revolving Credit Agreement, dated as of January 17, 2002, among the Company, Citicorp USA Inc., and the other banks listed therein providing up to $1,500,000,000 (364 day facility) (filed as an exhibit to Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.5	Aircraft Facility Agreement, dated as of January 19, 1999, among the Company, Halifax PLC and the other banks listed therein providing up to $4,327,260,000 for the financing of approximately seventh-five Airbus aircraft (filed as an exhibit to Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.6	Boeing Purchase Agreement No. 2241 and related letter agreements, all dated July 30, 1999, between the Company and the Boeing Company (filed as an exhibit to Form 10-Q for the quarter ended September 30, 1999) (confidential treatment granted).
10.7	Supplemental Agreement #5, dated December 29, 2000, to the Boeing Purchase Agreement No. 2241 between the Company and the Boeing Company (filed as an exhibit to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference) (confidential treatment granted).
12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends (filed as an exhibit to the Original Filing and incorporated herein by reference).
23	Consent of PricewaterhouseCoopers LLP.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:April 4, 2003
INTERNATIONAL LEASE FINANCE CORPORATION

	By:	/s/ STEVEN F. UDVAR-HAZY

Steven F. Udvar-Hazy Chairman of the Board and Chief Executive Officer

CERTIFICATIONS

     I, Steven F. Udvar-Hazy certify that:

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

/s/ STEVEN F. UDVAR-HAZY

Steven F. Udvar-Hazy Chairman of the Board and Chief Executive Officer
Date: April 4, 2003

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

Date: April 4, 2003