Form 10-Q
period 2003-03-31
INTERNATIONAL LEASE FINANCE CORP
filed 2003-05-01
CIK 714311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes☐ No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     As of April 30, 2003, there were 42,198,119 shares of Common Stock, no par value, outstanding.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Cash, including interest bearing accounts of $85,273 (2003) and $65,693 (2002)	$86,665	$66,049
Current income taxes receivable	263,503	193,526
Notes receivable and net investment in finance leases	463,859	372,577
Flight equipment under operating leases	31,376,024	29,631,150
Less accumulated depreciation	4,607,555	4,343,403

	26,768,469	25,287,747
Deposits on flight equipment purchases	1,169,735	1,157,864
Accrued interest, other receivables and other assets	166,491	142,817
Derivative assets	238,738	170,395
Investments	63,441	64,067
Deferred debt issue costs — less accumulated amortization of $73,237 (2003) and $68,516 (2002)	40,216	35,571

	$29,261,117	$27,490,613

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued interest and other payables	$320,593	$235,827
Debt financing, net of deferred debt discount of $23,271 (2003) and $31,928 (2002)	20,099,045	18,716,644
Foreign currency adjustment	330,040	264,880
Derivative liabilities	112,833	135,853
Capital lease obligations	242,203	260,623
Security and other deposits on flight equipment	880,420	864,053
Rentals received in advance	138,311	129,244
Deferred income taxes	2,460,772	2,322,327
SHAREHOLDERS’ EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B each having 500 shares issued and outstanding	100,000	100,000
Common stock—no par value; 100,000,000 authorized shares, 42,198,119 issued and outstanding	653,582	653,582
Paid-in capital	579,955	579,955
Accumulated other comprehensive loss	(119,044)	(138,620)
Retained earnings	3,462,407	3,366,245

Total shareholders’ equity	4,676,900	4,561,162

	$29,261,117	$27,490,613

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Dollars in thousands)

	2003	2002

	(Unaudited)
REVENUES
Rental of flight equipment	$701,495	$609,009
Flight equipment marketing	7,950	13,260
Interest and other	12,899	20,265

	722,344	642,534

EXPENSES
Interest	219,110	188,186
Depreciation of flight equipment	264,147	216,767
Flight equipment rent	13,482	19,400
Provision for overhauls	28,223	21,294
Selling, general and administrative	20,577	21,523

	545,539	467,170

INCOME BEFORE INCOME TAXES	176,805	175,364
Provision for income taxes	59,624	62,059

NET INCOME	117,181	113,305

COMPREHENSIVE INCOME (NET OF TAX)
Net changes in cash flow hedges	61,930	26,889
Foreign currency adjustment	(42,354)	7,212

	19,576	34,101

COMPREHENSIVE INCOME	$136,757	$147,406

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Dollars in thousands)

	2003	2002

	(Unaudited)
OPERATING ACTIVITIES
Net income	$117,181	$113,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	264,147	216,767
Deferred income taxes	127,904	107,664
Foreign exchange adjustment	65,160	(2,356)
Change in derivative instruments	(67,611)	2,519
Amortization of deferred debt issue costs	4,721	3,726
Equity in net loss (income) of affiliates	238	(686)
Change in unamortized debt discount	8,657	(9,789)
Changes in operating assets and liabilities:
Increase in notes receivable and finance leases	(6,992)	(1,228)
Increase in accrued interest, other receivables and other
assets	(23,675)	(6,788)
Increase in current income taxes receivable	(69,977)	(47,671)
Increase in accrued interest and other payables	91,138	81,338
Increase in rentals received in advance	9,067	8,423

Net cash provided by operating activities	519,958	465,224

INVESTING ACTIVITIES
Acquisition of flight equipment for operating leases	(1,744,874)	(1,705,703)
Increase in notes receivable and finance leases	(94,194)	—
Increase in deposits and progress payments	(11,871)	(36,890)
Proceeds from disposal of flight equipment – net of gain	—	36,215
Collections on notes receivable and finance leases	9,904	7,760
Other	388	289

Net cash used in investing activities	(1,840,647)	(1,698,329)

FINANCING ACTIVITIES
Repurchase of preferred stock	—	(33,500)
Net change in commercial paper	(213,789)	(20,793)
Proceeds from debt financing	2,876,000	2,169,000
Payments in reduction of debt financing and capital lease obligations	(1,306,886)	(840,728)
Debt issue costs	(9,366)	(11,594)
Increase (decrease) in customer deposits	16,367	(7,120)
Payment of common and preferred dividends	(21,021)	(13,138)

Net cash provided by financing activities	1,341,305	1,242,127

Increase in cash	20,616	9,022
Cash at beginning of period	66,049	79,383

Cash at end of period	$86,665	$88,405

(Table continued on following page)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Dollars in thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2003	2002

	(Unaudited)
Cash paid during the period for:
Interest (net of amount capitalized of $13,100 (2003) and $15,634 (2002))	$120,551	$100,513
Income taxes (net of refunds)	1,698	2,065

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Dollars in thousands)
(Unaudited)

A.	Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 2002 unaudited condensed consolidated financial statements to conform to the 2003 presentation. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

B.	Hedging Activities

The Company uses derivatives to manage exposures to interest rate and foreign currency risks. During the three months ended March 31, 2003, the Company recorded the following in earnings in accordance with Statement of Financial Accounting Standards No. 133 — Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138 and related implementation guidance.

Related to derivative instruments:
Fair value of non-hedging instruments	$2,541
Ineffectiveness related to cash flow hedges	(91)

Total effect on earnings	$2,450

During the three months ended March 31, 2003, $32,840 (net) was reclassified from accumulated other comprehensive income to interest expense when interest was paid or received on the Company’s cash flow hedges. The Company estimates that within the next twelve months it will amortize into earnings approximately $100,000 of the pre-tax balance in other comprehensive income under cash flow hedge accounting in connection with the Company’s program to convert debt from floating to fixed rates.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

     The Company borrows funds to purchase new and used flight equipment, including funds for progress payments during the construction phase, and to pay off existing debt obligations as they mature. Theses funds are borrowed principally on an unsecured basis from various sources. During the first quarter of 2003, the Company borrowed $2.9 billion (excluding commercial paper) and $520.0 million was provided by operating activities to meet those needs. As of March 31, 2003, the Company had committed to purchase 487 aircraft from Airbus and Boeing at an estimated aggregated purchase price of $27.9 billion for delivery through 2010 and options to purchase 18 additional aircraft at an estimated aggregate purchase price of approximately $1.3 billion. The Company currently expects to fund expenditures for aircraft as well as liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements. The Company’s debt financing and capital lease obligations were comprised of the following at the following dates:

	March 31,	December 31,
	2003	2002

	(Dollars in thousands)
Public term debt with single maturities	$8,000,775	$7,475,775
Public medium-term notes with varying maturities	5,560,500	4,969,500
Capital lease obligations	242,203	260,623
Bank and other term debt	2,556,326	2,084,793

Total term debt, bank debt, and capital lease obligations	16,359,804	14,790,691
Commercial paper	4,004,715	4,218,504
Deferred debt discount	(23,271)	(31,928)

Total debt financing and capital lease obligations	$20,341,248	$18,977,267

Selected interest rates and ratio:
Composite interest rate	4.57%	4.73%
Percentage of total debt at fixed rates	73.75%	76.67%
Composite interest rate on fixed rate debt	5.58%	5.69%
Bank prime rate	4.25%	4.25%

     The above amounts represent the Company’s anticipated settlement of its currently outstanding debt obligations. Certain adjustments required to present currently outstanding debt obligations have been recorded and presented separately on the face of the balance sheet, including adjustments related to foreign currency and interest rate hedging activities. The Company has eliminated the currency exposure arising from foreign currency denominated notes by either hedging the notes through swaps or through the offset provided by operating lease payments. The Company translates the debt into US dollars using current exchange rates. The foreign exchange adjustment for the foreign currency denominated debt was $330,040 (2003) and $264,880 (2002). Composite interest rates and percentages of total debt at fixed rate reflect the effect of derivative instruments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Public Debt

     The interest on substantially all of the public debt (exclusive of the Commercial Paper Program) is effectively fixed for the terms of the notes. The Company has the ability to borrow under various public debt financing arrangements as follows:

	Maximum	Sold as of	Sold as of	Sold as of
	Offering	December 31, 2002	March 31, 2003	April 30 , 2003

		(Dollars in millions)
Registration statement dated December 31, 2002 (including $2.0 billion Medium-Term Note program and $1.0 billion Retail Medium-Term Note Program)	$6,080 (a)	$—	$2,346	$3,701
Euro Medium-Term Note Programme dated May 2002	4,000	2,314 (b)	2,314 (b)	2,314 (b)

(a)	Includes $1.08 billion, which was incorporated into the registration statement from a prior registration statement, increasing the maximum offering from $5.0 billion to $6.08 billion.

(b)	The Company has hedged the foreign currency risk of the notes through operating lease payments or derivatives.

Capital Lease Obligations

     The Company has Export Credit Lease financings which provided ten year, amortizing loans in the form of capital lease obligations. The interest rate on 62.5% of the original financed amount is 6.55% and the interest rate on 22.5% of the original financed amount is fixed at rates varying between 6.18% and 6.89%. These two tranches are guaranteed by various European Export Credit Agencies. The remaining 15% of the original financed amount was prepaid by the Company.

Bank Term Debt

     In January 1999, the Company entered into an Export Credit Facility, up to a maximum of $4.3 billion, for aircraft to be delivered through 2001. The Company used the facility to fund 85% of each aircraft’s purchase price. This facility is guaranteed by various European Export Credit Agencies. The Company financed 62 aircraft with $2.8 billion under this facility over ten years with interest rates from 5.753% to 5.898%. The debt is collaterized by a pledge of the shares of a subsidiary of the Company which holds title to the aircraft financed under the facility.

     In 2003, the Company entered into various bank financings for a total funded amount of $530.0 million. The financings mature through 2009. The interest rates are LIBOR based and ranged from 2.465% to 2.935% at March 31, 2003.

Commercial Paper

     The Company currently has a $4.8 billion Commercial Paper Program. Under this program, the Company may borrow in minimum increments of $100,000 for a period from one day to 270 days. Notwithstanding the program’s size, it is the Company’s intention to sell commercial paper not to exceed 150% of the aggregate amount of the backup facilities available (see Bank Commitments). The weighted average interest rate of the Company’s Commercial Paper Program was 1.26% at March 31, 2003 and 1.46% at December 31, 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Bank Commitments

     As of March 31, 2003, the Company had committed revolving loans and lines of credit with 20 commercial banks aggregating $3.15 billion. These revolving loans and lines of credit provide for interest rates that vary according to the pricing option in effect at the time of borrowing. Pricing options include prime, a range from .25% to .35% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The revolving loans and lines of credit are subject to facility fees of up to .10% of amounts available. This financing is used primarily as backup for the Company’s Commercial Paper Program. The Company had not drawn on its revolving loans and lines of credit as of March 31, 2003.

Off Balance Sheet Arrangements

     In 1995, 1996 and 1997, the Company, through subsidiaries, entered into sale-leaseback transactions providing proceeds to the Company in the amounts of $413.0 million, $507.6 million and $601.9 million, respectively, each relating to seven aircraft. The transactions resulted in the sale and leaseback of these aircraft under one year operating leases, each with six one year extension options for a total of seven years for each aircraft. The Company has not recorded any gains related to the transactions. The Company has the option to either buy back the aircraft or redeliver the aircraft for a fee to the lessor at the end of any lease period. The lease rates equate to fixed principal amortization and floating interest payments based on LIBOR or commercial paper pricing. The Company had repurchased three aircraft before the lease termination, which were sold to third parties, and the remaining five aircraft from the 1995 sale-leaseback transaction when the leases expired in December 2002. If the Company does not negotiate extensions of the one-year operating lease terms as they expire in September 2003 and 2004, it will be required to borrow additional funds to terminate the transactions and reacquire the assets. The estimated remaining minimum lease payments (exclusive of the interest component of rent) and buy-back amounts, assuming the current contractual end of the transactions, are $381.0 million (2003) and $462.4 million (2004). The Company’s implementation of FASB Interpretation No. 46 (“FIN 46”) may require the Company to consolidate these entities, starting in the third quarter of 2003. If the Company is required to consolidate these entities, it expects to record assets and liabilities of approximately $840.0 million and will cease to record rent expense for the operating lessees.

     The Company does not have any other relationships with unconsolidated entities, which have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. The Company has, however, from time to time established subsidiaries, entered into joint ventures or created other partnership arrangements with the limited purpose of leasing aircraft or facilitating borrowing arrangements. The Company is in the process of reviewing all entities that may be considered Variable Interest Entities and in which the Company may have a variable interest as defined by FIN 46. The Company has not yet determined the possible impact of consolidation of these entities, due to the analysis and data collection effort required to apply FIN 46.

Derivatives

     In the normal course of business, the Company employs a variety of derivative products to manage its foreign currency exposure and its exposure to interest rates and the resulting impact of changes in interest rates on earnings, with the objective to lower its overall borrowing cost and to maintain an optimal mix of variable and fixed rate interest obligations. The Company only enters into derivative transactions to hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements, currency swap agreements, and interest rate floor agreements.

     The counterparty to the Company’s derivative instruments is AIG Financial Products Corp., a related party with the highest ratings available from the credit rating agencies, which enters into identical transactions with independent third parties. The derivatives are subject to a bilateral security agreement, which, in certain circumstances, may allow one party to the agreement to require the second party to the agreement to provide collateral. Failure of the instruments or counterparty to perform under the derivative contracts could have a material impact on the Company’s results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Market Liquidity Risk

     The Company is in compliance with all covenants and other requirements set forth in its credit agreements. Further, the Company does not have any rating downgrade triggers that would automatically accelerate the maturity dates of its debt. However, a downgrade in the Company’s credit rating could adversely affect the Company’s ability to renew existing, or obtain access to new financing arrangements and would increase the cost of such financing arrangements. For example, a downgrade in credit rating could preclude the Company from issuing commercial paper under its current program.

     Turmoil in the airline industry, continued global political unrest, and worldwide health issues have led to increased uncertainty in the debt markets in which the Company borrows funds. While the Company has been able to borrow the funds necessary to finance operations in the current market environment, additional turmoil in the airline industry or political environment could limit the Company’s ability to borrow funds from its current funding sources. Should this occur the Company would seek alternative sources of funding, including securitizations, manufacturers’ financings, drawings upon its revolving loans and lines of credit facilities or additional short-term borrowings. If the Company were unable to obtain sufficient funding, it would negotiate with manufacturers to defer deliveries of aircraft.

     The following summarizes the Company’s contractual obligations at March 31, 2003, and the possible effect of such obligations on the Company’s liquidity and cash flows in future periods.

Existing Commitments (Exclusive of Interest)

	Commitments Due by Fiscal Year

	Total	2003	2004	2005	2006	2007	Thereafter

				(Dollars in thousands)
Public and Bank Term Debt	$16,117,601	$2,402,706	$3,509,624	$2,802,549	$1,823,174	$2,622,424	$2,957,124
Capital Lease Obligations	242,203	93,326	105,194	43,683	—	—	—
Commercial Paper	4,004,715	4,004,715	—	—	—	—	—
Operating Leases	127,230	4,595	11,336	11,485	8,575	8,918	82,321
Operating Leases under Sales-Lease-Back Transactions (a)	843,407	381,016	462,391	—	—	—	—
Purchase Commitments	27,873,900	2,907,000	4,655,000	4,682,700	5,013,700	4,332,100	6,283,400

Total	$49,209,056	$9,793,358	$8,743,545	$7,540,417	$6,845,449	$6,963,442	$9,322,845

(a)	Includes the repurchase of six aircraft in 2003 and seven aircraft in 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Contingent Commitments

	Contingency Expiration by Fiscal Year

	Total	2003	2004	2005	2006	2007	Thereafter

			(Dollars in thousands)
Purchase Options on New Aircraft	$1,287,200	$—	$36,600	$295,100	$248,400	$567,000	$140,100
Put Options (a)	769,995	231,614	67,422	256,658	—	—	214,301
Asset Value Guarantees (a)	153,189	63,000	4,726	11,041	8,178	—	66,244
Loan Guarantees (a)	85,673	13,500	3,456	5,000	6,000	—	57,717
Lines of Credit	20,000	20,000	—	—	—	—	—

Total	$2,316,057	$328,114	$112,204	$567,799	$262,578	$567,000	$478,362

(a)	From time to time, the Company participates with airlines, banks and other financial institutions to assist in financing aircraft by providing asset guarantees, put options, or loan guarantees collateralized by aircraft. As a result, should the Company be called upon to fulfill its obligations, the Company would have recourse to the value of the underlying aircraft.

Industry Condition

The Company’s sources of revenue are principally from scheduled and charter airlines and companies associated with the airline industry. The Company’s revenues and results of operation are therefore affected by how its customers cope with the economic environment in which airlines operate. In the past two years, the airline industry has been negatively affected by a number of factors, including acts of terrorism and related lingering fears, the war in Iraq, a sluggish worldwide economy, the cost of fuel, the cost of insurance and most recently the outbreak of Severe Acute Respiratory Syndrome (“SARS”). The Company’s revenues and results of operations have been negatively affected in 2002 and 2003 by participation in customer restructurings and requirements to re-lease aircraft repossessed from airlines which have ceased operations. During 2003, two of the Company’s customers, Avianca (1 aircraft) and Hawaiian Airlines (4 aircraft), filed for protection under Chapter 11 of the United States Bankruptcy Code and one of the Company’s customers, Air Canada (11 owned and one managed aircraft), filed for bankruptcy under Canada’s Companies’ Creditors Arrangement Act. At April 30, 2003, these airlines continue to operate the aircraft under the protection of the bankruptcy proceedings.

The Company generates approximately 20% of its revenues from customers based in Asia and the Pacific region, and has numerous other customers who operate flights to and from those areas. Travel between Asia and the rest of the world has been impacted by the outbreak of SARS. Many airlines in Asia and those traveling to Asia have curtailed flights in response to the reluctance of people willing to travel to Asia. What additional negative impact SARS will have on the Company’s revenues and results of operations for the year ending December 31, 2003, as of yet, is still unknown.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations - Three months ended March 31, 2003 versus 2002.

     Revenues from the rentals of flight equipment increased 15.2% to $701.5 million in 2003 compared to $609.0 million in 2002, due to an increase in the number of aircraft available for operating lease, partially offset by an increase in the number of aircraft being reconfigured and redelivered and therefore not earning revenue for the entire period. At March 31, 2003, the Company had one aircraft off-lease (not subject to a signed lease agreement or a signed letter of intent), which had been off-lease for less than three months. Revenues were also negatively impacted by lower lease rates and restructured rents, as a result of a slowdown of the airline industry.

     Lease Margin (Rentals of flight equipment less total expense, divided by Rentals of flight equipment) is a measure by which the Company evaluates the overall profitability of its leasing operations. The Company’s lease margin decreased to 22.23% in 2003 compared to 23.29% in 2002. The Company expects factors described in Industry Conditions to further negatively impact revenues in 2003 and beyond as airlines continue to experience financial difficulties. At March 31, 2003 the Company’s fleet, on which it earns rental revenue, consisted of 590 aircraft compared to a fleet of 481 aircraft at March 31, 2002. The cost of the leased fleet, which includes aircraft subject to sale-lease back transactions from which rental income is earned, increased to $32.5 billion at March 31, 2003 compared to $27.2 billion at March 31, 2002.

     In addition to its leasing operations, the Company engages in the marketing of flight equipment throughout the lease term, as well as the sales of third party owned flight equipment on a principal and commission basis. Revenues from flight equipment marketing decreased to $8.0 million in 2003 compared to $13.3 million in 2002 as a result of the type of equipment marketed in each of the quarters and net book value of the company owned equipment sold. The Company did not sell any company owned equipment in 2003, but earned third party marketing commissions and sold two company owned aircraft in 2002.

     Interest and other revenue decreased to $12.9 million in 2003 compared to $20.3 million in 2002 primarily due to a decrease in forfeitures of security and other deposits and contract termination fees resulting from nonperformance by customers and manufacturers.

     Interest expense increased to $219.1 million in 2003 compared to $188.2 million in 2002 as a result of an increase in average debt outstanding, which is borrowed to finance aircraft acquisitions (excluding the effect of debt discount and foreign exchange adjustments), to $19.7 billion in 2003 compared to $16.5 billion in 2002. This increase was partially offset by a decrease in the average composite borrowing rate to 4.65% in 2003 compared to 5.00% in 2002. The Company’s composite borrowing rate decreased as follows:

	2003	2002	Decrease

Beginning of Quarter	4.73%	5.07%	0.34%
End of Quarter	4.57%	4.93%	0.36%
Average	4.65%	5.00%	0.35%

Interest expense for the three months ended March 31, 2003 includes a $2.5 million benefit related to derivative activities.

     Depreciation of flight equipment increased 21.8% to $264.1 million in 2003 compared to $216.8 million in 2002 due to the increased cost of the fleet.

     The Company, in prior periods, had entered into sale-leaseback transactions. Currently 13 aircraft are accounted for under these transactions. Flight equipment rent decreased to $13.5 million in 2003 compared to $19.4 million in 2002 due to buy back of five aircraft in connection with the maturity of one facility in 2002, principal amortization and a decrease in the lease rates, resulting from a decrease in interest rates, affecting the floating rate component of the lease rates.

     Provision for overhauls increased to $28.2 million in 2003 compared to $21.3 million in 2002 due to an increase in collections and an increase in aggregate number of hours flown on which the Company collects overhaul revenue.

     The provision for income taxes decreased to $59.6 million in 2003 compared to $62.1 million in 2002. The effective tax rate decreased to 33.7% from 35.4% in the first quarter 2003 compared to 2002. The decrease resulted from the increased impact of the Extraterritorial Income regime due to new deliveries in 2003.

     The Company has historically re-leased aircraft returning at the end of the lease before the end of the lease term. For aircraft returning before the end of the lease term, the Company has generally been able to re-lease aircraft within two to three months of its return. The Company has not recognized any impairment related to its fleet, as the existing service potential of the aircraft in the Company’s portfolio has not been diminished. Further, the Company has been able to re-lease aircraft without diminution in lease rates to an extent that would warrant an impairment write down.

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

     The Company is exposed to market risk and the risk of loss of fair value and possible liquidity strain resulting from adverse fluctuations in interest rates and foreign exchange prices. The Company statistically measures the loss of fair value through the application of a VaR model on a quarterly basis. In this analysis the net fair value of the Company is determined using the financial instrument and other assets. This includes tax adjusted future flight equipment lease revenues, and financial instrument liabilities, which includes future servicing of current debt. The estimated impact of current derivative positions is also taken into account.

     The Company calculates the VaR with respect to the net fair value by using historical scenarios. This methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical information for interest rates and foreign exchange rates were used to construct the historical scenarios at March 31, 2003 and December 31, 2002 respectively. For each scenario, each financial instrument is re-priced. Scenario values for the Company are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum adverse deviation in fair market value incurred by these scenarios with 95% confidence (i.e. only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period is assumed in computing the VaR figure. The following table presents the average, high and low VaRs for the Company with respect to its fair value for the periods ended March 31, 2003 and December 31, 2002:

	ILFC Market Risk

	Three Months Ended			Year Ended
	March 31, 2003			December 31, 2002

		(Dollars in millions)
	Average	High	Low	Average	High	Low

Combined	$7.8	$7.8	$7.8	$20.1	$42.8	$7.8
Interest Rate	7.9	7.9	7.8	20.0	42.8	7.8
Currency	1.2	1.3	1.2	0.5	1.2	0.0

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

     The Certifying Officers concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective for the Company, taking into consideration the size and nature of the Company’s business and operations. No significant deficiencies or material weaknesses in the controls or procedures were detected; therefore, no corrective actions were needed to be taken. Subsequent to the date when the disclosure controls and procedures were evaluated, there have not been any significant changes in the Company’s disclosure controls or procedures or in other factors that could significantly affect such controls or procedures.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

12. Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

b)	Reports on Form 8-K:

Form 8-K, event date January 8, 2003 (Item 7) Form 8-K, event date January 24, 2003 (Item 7) Form 8-K, event date February 5, 2003 (Item 7) Form 8-K, event date March 14, 2003 (Item 7)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL LEASE FINANCE CORPORATION

April 30, 2003	/S/ Steven F. Udvar-Hazy STEVEN F. UDVAR-HAZY Chairman of the Board and Chief Executive Officer

April 30, 2003	/S/ Alan H. Lund ALAN H. LUND Vice Chairman, Chief Financial Officer and Chief Accounting Officer

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

Date: April 30, 2003

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

Date: April 30, 2003

/S/ Alan H. Lund ALAN H. LUND Vice Chairman, Chief Financial Officer and Chief Accounting Officer

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit No.

12	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends