Form 10-Q
period 2003-06-30
INTERNATIONAL LEASE FINANCE CORP
filed 2003-07-28
CIK 714311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ]   No [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     As of July 25, 2003, there were 42,198,119 shares of Common Stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME THREE MONTHS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME SIX MONTHS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS
INTERNATIONAL LEASE FINANCE CORP. EXHIBIT 1
INTERNATIONAL LEASE FINANCE CORP. EXHIBIT 3
INTERNATIONAL LEASE FINANCE CORP. EXHIBIT 4
INTERNATIONAL LEASE FINANCE CORP. EXHIBIT 12
INTERNATIONAL LEASE FINANCE CORP. EXHIBIT 99.1
INTERNATIONAL LEASE FINANCE CORP. EXHIBIT 99.2
INTERNATIONAL LEASE FINANCE CORP. EXHIBIT 99.3

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Cash, including interest bearing accounts of $54,050 (2003) and $65,693 (2002)	$57,138	$66,049
Current income taxes receivable	131,653	193,526
Notes receivable and net investment in finance leases	553,609	372,577
Flight equipment under operating leases	33,204,057	29,631,150
Less accumulated depreciation	4,886,676	4,343,403

	28,317,381	25,287,747
Deposits on flight equipment purchases	1,032,535	1,157,864
Accrued interest, other receivables and other assets	223,588	142,817
Derivative assets	396,707	170,395
Investments	63,249	64,067
Deferred debt issue costs - less accumulated amortization of $52,801 (2003) and $68,516 (2002)	45,191	35,571

	$30,821,051	$27,490,613

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued interest and other payables	$308,690	$235,827
Debt financing, net of deferred debt discount of $27,706 (2003) and $31,928 (2002)	21,403,186	18,716,644
Foreign currency adjustment	434,590	264,880
Derivative liabilities	109,743	135,853
Capital lease obligations	205,651	260,623
Security and other deposits on flight equipment	826,675	864,053
Rentals received in advance	143,585	129,244
Deferred income taxes	2,592,038	2,322,327
SHAREHOLDERS’ EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B each having 500 shares issued and outstanding	100,000	100,000
Common stock—no par value; 100,000,000 authorized shares, 42,198,119 issued and outstanding	653,582	653,582
Paid-in capital	579,955	579,955
Accumulated other comprehensive loss	(107,729)	(138,620)
Retained earnings	3,571,085	3,366,245

Total shareholders’ equity	4,796,893	4,561,162

	$30,821,051	$27,490,613

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
(Dollars in thousands)

	2003	2002

	(Unaudited)
REVENUES
Rental of flight equipment	$741,945	$680,324
Flight equipment marketing	6,957	6,380
Interest and other	15,507	39,778

	764,409	726,482

EXPENSES
Interest	236,989	218,892
Depreciation of flight equipment	282,094	235,691
Flight equipment rent	13,302	19,354
Provision for overhauls	26,390	18,763
Selling, general and administrative	19,284	22,209

	578,059	514,909

INCOME BEFORE INCOME TAXES	186,350	211,573
Provision for income taxes	65,636	76,490

NET INCOME	120,714	135,083

COMPREHENSIVE INCOME (NET OF TAX)
Net changes in cash flow hedges	79,272	61,225
Foreign currency adjustment	(67,958)	(102,079)

	11,314	(40,854)

COMPREHENSIVE INCOME	$132,028	$94,229

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(Dollars in thousands)

	2003	2002

	(Unaudited)
REVENUES
Rental of flight equipment	$1,443,440	$1,289,333
Flight equipment marketing	14,907	19,640
Interest and other	28,406	60,043

	1,486,753	1,369,016

EXPENSES
Interest	456,100	407,078
Depreciation of flight equipment	546,240	452,458
Flight equipment rent	26,784	38,754
Provision for overhauls	54,614	40,057
Selling, general and administrative	39,860	43,732

	1,123,598	982,079

INCOME BEFORE INCOME TAXES	363,155	386,937
Provision for income taxes	125,260	138,549

NET INCOME	237,895	248,388

COMPREHENSIVE INCOME (NET OF TAX)
Net changes in cash flow hedges	141,203	88,114
Foreign currency adjustment	(110,311)	(94,867)

	30,892	(6,753)

COMPREHENSIVE INCOME	$268,787	$241,635

SUPPLEMENTAL COMPREHENSIVE INCOME INFORMATION
Cumulative foreign currency adjustment, net of tax	$(282,484)	$(84,510)
Cumulative cash flow hedge loss adjustment, net of tax	174,755	27,128

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(Dollars in thousands)

	2003	2002

	(Unaudited)
OPERATING ACTIVITIES
Net income	$237,895	$248,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	546,240	452,458
Deferred income taxes	253,077	220,489
Foreign exchange adjustment	169,710	20,627
Change in derivative instruments	(172,369)	(20,020)
Amortization of deferred debt issue costs	27,349	3,726
Change in unamortized debt discount	4,222	(21,216)
Other	478	3,837
Changes in operating assets and liabilities:
Decrease (increase) in notes receivable	3,260	(18,208)
Increase in accrued interest, other receivables and other assets	(80,772)	(47,670)
Decrease in current income taxes receivable	61,873	72,216
Increase in accrued interest and other payables	40,342	54,913
Increase in rentals received in advance	14,342	14,540

Net cash provided by operating activities	1,105,647	984,080

INVESTING ACTIVITIES
Acquisition of flight equipment for operating leases	(3,589,924)	(3,464,404)
Acquisition of flight equipment for finance leases	(165,202)	—
Increase in notes receivable	(30,198)	—
Decrease in deposits and progress payments	125,329	97,134
Proceeds from disposal of flight equipment - net of gain	—	36,215
Collections on notes receivable and sales-type leases	24,649	16,766
Other	844	364

Net cash used in investing activities	(3,634,502)	(3,313,925)

FINANCING ACTIVITIES
Repurchase of preferred stock	—	(50,000)
Net change in commercial paper	(891,756)	248,511
Proceeds from debt financing	5,609,662	4,782,799
Payments in reduction of debt financing and capital lease obligations	(2,090,559)	(2,467,513)
Debt issue costs	(36,969)	(14,511)
Decrease in customer deposits	(37,378)	(105,521)
Payment of common and preferred dividends	(33,056)	(29,406)

Net cash provided by financing activities	2,519,944	2,364,359

Increase (decrease) in cash	(8,911)	34,514
Cash at beginning of period	66,049	79,383

Cash at end of period	$57,138	$113,897

(Table continued on following page)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(Dollars in thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2003	2002

	(Unaudited)
Cash paid (received) during the period for:
Interest (net of amount capitalized of $24,579 (2003) and $30,446 (2002))	$406,193	$379,869
Income taxes, net	(189,690)	(154,157)

2002

     Variable interest entity assets in the amount of $13,731 were received as partial payment in exchange for flight equipment with a book value of $14,043.

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(Dollars in thousands)
(Unaudited)

A.	Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 2002 unaudited condensed consolidated financial statements to conform to the 2003 presentation. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

B.	Hedging Activities

The Company uses derivatives to manage exposures to interest rate and foreign currency risks. During the six months ended June 30, 2003, the Company recorded the following in earnings.

Income (loss) related to derivative instruments:
Fair value of non-hedging instruments	$2,750
Ineffectiveness related to cash flow hedges	90

$2,840

During the six months ended June 30, 2003, $59,314 (net) was reclassified from accumulated other comprehensive income to interest expense when interest was paid or received on the Company’s cash flow hedges. The Company estimates that within the next twelve months it will amortize into earnings approximately $100,000 of the pre-tax balance in other comprehensive income under cash flow hedge accounting in connection with the Company’s program to convert debt from floating to fixed rates.

C.	Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“VIE”) (“FIN 46”). The provisions of this interpretation apply at inception for any entity created after January 31, 2003. For a VIE created before February 1, 2003, the provisions of this interpretation must be applied at the beginning of the first interim or annual period beginning after June 15, 2003. FIN 46’s consolidation criteria are based on analysis of risk and rewards, not on ownership, and represent a significant and complex modification of previous accounting principles. FIN 46 represents a change in the method by which these entities are accounted for, not a change in the underlying economics of transactions entered into by the Company.

Beginning July 1, 2003, the Company will be required to consolidate sale lease-back transactions it entered into in 1996 and 1997 and certain VIEs for which the Company has determined it is the primary beneficiary, as defined by FIN 46. The Company is not acquiring the assets of these entities, nor do its legal rights or obligations change related to these entities.

The Company expects assets and liabilities to increase by approximately $830.0 million related to the sale lease-back transactions and $110.0 million related to certain other VIEs. The Company expects to record an after-tax charge of approximately $17.3 million as a cumulative effect of a change in accounting principle as a result of the adoption of FIN 46.

The Company sold an aircraft to a VIE owned by a non-related party in the second quarter of 2003 in exchange for cash and a note receivable. The Company consolidated the VIE that bought the aircraft in accordance with FIN 46.

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

Financial Condition

     The Company borrows funds to purchase new and used flight equipment, including funds for progress payments during the construction phase, and to pay off existing debt obligations as they mature. These funds are borrowed principally on an unsecured basis from various sources. During the six months ended June 30, 2003, the Company borrowed $5.6 billion (excluding commercial paper) and $1.1 billion was provided by operating activities. As of June 30, 2003, the Company had committed to purchase 459 aircraft from Airbus and Boeing at an estimated aggregated purchase price of $26.2 billion for delivery through 2010 and options to purchase 18 additional aircraft at an estimated aggregate purchase price of approximately $1.3 billion. The Company currently expects to fund expenditures for aircraft, and meets its liquidity needs, from a combination of available cash balances, internally generated funds and financing arrangements. The Company’s debt financing and capital lease obligations were comprised of the following at the following dates:

	June 30,	December 31,
	2003	2002

	(Dollars in thousands)
Public term debt with single maturities	$9,678,375	$7,475,775
Public medium-term notes with varying maturities	5,956,562	4,969,500
Capital lease obligations	205,651	260,623
Bank and other term debt	2,469,207	2,084,793

Total term debt, bank debt, and capital lease obligations	18,309,795	14,790,691
Commercial paper	3,326,748	4,218,504
Deferred debt discount	(27,706)	(31,928)

Total debt financing and capital lease obligations	$21,608,837	$18,977,267

Selected interest rates and ratio:
Composite interest rate	4.50%	4.73%
Percentage of total debt at fixed rates	74.07%	76.67%
Composite interest rate on fixed rate debt	5.47%	5.69%
Bank prime rate	4.00%	4.25%

     The above amounts represent the Company’s anticipated settlement of its currently outstanding debt obligations. Certain adjustments required to present currently outstanding debt obligations have been recorded and presented separately on the balance sheet, including adjustments related to foreign currency and interest rate hedging activities. The Company has eliminated the currency exposure arising from foreign currency denominated notes by either hedging the notes through swaps or through the offset provided by operating lease payments. The Company translates the debt into US dollars using current exchange rates. The foreign exchange adjustment for the foreign currency denominated debt was $434.6 million (2003) and $264.8 million (2002). Composite interest rates and percentages of total debt at fixed rates reflect the effect of derivative instruments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Public Debt

     The interest on most of the public debt (exclusive of the Commercial Paper Program) is effectively fixed for the terms of the notes. The Company has the ability to borrow under various public debt financing arrangements as follows:

	Maximum	Sold as of	Sold as of	Sold as of
	Offering	December 31, 2002	June 30, 2003	July 20, 2003

		(Dollars in millions)
Registration statement dated December 31, 2002 (including $2.88 billion Medium-Term Note program and $1.0 billion Retail Medium-Term Note Program)	$6,080 (a)	$—	$4,377	$4,453
Registration statement dated June 20, 2003	5,000	—	—	—
Euro Medium-Term Note Programme dated May 2003 (b)	5,000	2,106	2,808	2,808

(a)	Includes $1.08 billion, which was incorporated into the registration statement from a prior registration statement, increasing the maximum offering from $5.0 billion to $6.08 billion.

(b)	The Company has hedged the foreign currency risk of the notes through operating lease payments or derivatives.

Capital Lease Obligations

     The Company has Export Credit Lease financings which provided ten-year amortizing loans in the form of capital lease obligations. The interest rate on 62.5% of the original financed amount is 6.55% and the interest rate on 22.5% of the original financed amount is fixed at rates varying between 6.18% and 6.89%. These two tranches are guaranteed by various European Export Credit Agencies. The remaining 15% of the original financed amount was prepaid by the Company.

Bank Term Debt

     In January 1999, the Company entered into an Export Credit Facility, up to a maximum of $4.3 billion, for aircraft delivered through 2001. The Company used the facility to fund 85% of each aircraft’s purchase price. This facility is guaranteed by various European Export Credit Agencies. The Company financed 62 aircraft using $2.8 billion under this facility over ten years with interest rates from 5.753% to 5.898%. The debt is collateralized by a pledge of the shares of a subsidiary of the Company which holds title to the aircraft financed under the facility. At June 30, 2003, $1.9 billion was outstanding under the facility.

     In 2003, the Company entered into various bank financings for a total funded amount of $530.0 million. The financings mature through 2009. The interest rates are LIBOR based and ranged from 2.465% to 2.935% at June 30, 2003.

Commercial Paper

     The Company currently has a $4.8 billion Commercial Paper Program. Under this program, the Company may borrow in minimum increments of $100,000 for a period from one day to 270 days. Notwithstanding the program’s size, it is the Company’s intention to sell commercial paper to a maximum amount that is no more than an expected range of 100% - 115% of the aggregate amount of the backup facilities available (see Bank Commitments). The weighted average interest rate of the Company’s Commercial Paper Program was 1.12% at June 30, 2003 and 1.46% at December 31, 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Bank Commitments

     As of June 30, 2003, the Company had committed revolving loans and lines of credit with 20 commercial banks aggregating $3.15 billion. These revolving loans and lines of credit provide for interest rates that vary according to the pricing option in effect at the time of borrowing. Pricing options include prime, a range from .25% to .35% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The revolving loans and lines of credit are subject to facility fees of up to .10% of amounts available. This financing is used primarily as backup for the Company’s Commercial Paper Program. The Company had not drawn on its revolving loans and lines of credit as of June 30, 2003.

Off Balance Sheet Arrangements

     In 1995, 1996 and 1997, the Company, through subsidiaries, entered into sale-leaseback transactions providing proceeds to the Company in the amounts of $413.0 million, $507.6 million and $601.9 million, respectively, each relating to seven aircraft. The transactions resulted in the sale and leaseback of these aircraft under one-year operating leases, each with six one-year extension options for a total of seven years for each aircraft. The Company has not recorded any gains related to the transactions. The Company has the option to either buy back the aircraft or redeliver the aircraft for a fee to the lessor at the end of any lease period. The lease rates equate to fixed principal amortization and floating interest payments based on LIBOR or commercial paper pricing. The Company repurchased three aircraft before the lease termination, which were sold to third parties, and repurchased the remaining five aircraft from the 1995 sale-leaseback transaction when the leases expired in December 2002. If the Company does not negotiate extensions of the one-year operating lease terms as they expire in September 2003 and 2004, the Company will be required to borrow additional funds to terminate the transactions and reacquire the assets. The estimated remaining minimum lease payments (exclusive of the interest component of rent) and buy-back amounts, assuming the current contractual end of the transactions, are $381.0 million (2003) and $462.4 million (2004). The Company’s implementation of FASB Interpretation No. 46 (“FIN 46”) will require the Company to consolidate the sale-leaseback entities, starting in the third quarter of 2003. The Company expects to record assets and liabilities of approximately $830.0 million related to these entities and will then cease to record rent expense for the operating leases.

     The Company has sold aircraft to VIEs owned by third parties and has from time to time issued asset value guarantees or loan guarantees related to the sold asset. The Company will be a variable interest holder pursuant to FIN 46 in some of those entities. See Note C at Notes to Condensed Consolidated Financial Statements. The Company has determined that it is the primary beneficiary, as defined by FIN 46, of certain of those entities. As a result, effective July 1, 2003, the Company will be required to consolidate those entities.

     The Company expects to record assets and liabilities of approximately $110.0 million related to these assets and to record an after tax charge of approximately $17.3 million as a cumulative effect of a change in accounting principle as a result of the adoption of FIN 46.

     The Company has not established any other unconsolidated entities, for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. The Company has, however, from time to time established subsidiaries, entered into joint ventures or created other partnership arrangements with the limited purpose of leasing aircraft or facilitating borrowing arrangements.

Derivatives

     In the normal course of business, the Company employs a variety of derivative products to manage its foreign currency exposure and its exposure to interest rates and the resulting impact of changes in interest rates and exchange rates on earnings, with the objective of lowering its overall borrowing cost and maintaining an optimal mix of variable and fixed rate interest obligations. The Company only enters into derivative transactions to hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements, currency swap agreements, and interest rate floor agreements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The counterparty to the Company’s derivative instruments is AIG Financial Products Corp., a related party with the highest ratings available from the credit rating agencies, which enters into transactions with independent third parties. The derivatives are subject to a bilateral security agreement, which, in certain circumstances, may allow one party to the agreement to require the second party to the agreement to provide collateral. Failure of the instruments or counterparty to perform under the derivative contracts could have a material impact on the Company’s results of operations.

Market Liquidity Risk

     The Company is in compliance with all covenants and other requirements set forth in its credit agreements. Further, the Company does not have any rating downgrade triggers that would automatically accelerate the maturity dates of its debt. However, a downgrade in the Company’s credit rating could adversely affect the Company’s ability to renew existing, or obtain access to new financing arrangements and could increase the cost of financing arrangements. For example, a downgrade in credit rating could preclude the Company from issuing commercial paper under its current program.

     Turmoil in the airline industry, continued global political unrest, and worldwide health issues have led to increased uncertainty in the debt markets in which the Company borrows funds. While the Company has been able to borrow the funds necessary to finance operations in the current market environment, additional turmoil in the airline industry or political environment could limit the Company’s ability to borrow funds from its current funding sources. Should this occur the Company would seek alternative sources of funding, including securitizations, manufacturers’ financings, drawings upon its revolving loans and lines of credit or additional short-term borrowings. If the Company were unable to obtain sufficient funding, it would negotiate with manufacturers to defer deliveries of aircraft.

     The following summarizes the Company’s contractual obligations at June 30, 2003.

Existing Commitments (Exclusive of Interest)

	Commitments Due by Fiscal Year

	Total	2003	2004	2005	2006	2007	Thereafter

	(Dollars in thousands)
Public and Bank Term Debt	$18,104,144	$1,455,587	$3,709,624	$3,115,726	$2,941,374	$2,715,753	$4,166,080
Capital Lease Obligations	205,651	56,774	105,194	43,683	—	—	—
Commercial Paper	3,326,748	3,326,748	—	—	—	—	—
Operating Leases	126,396	3,780	11,317	11,485	8,575	8,918	82,321
Operating Leases under Sale-Lease-Back Transactions (a)	829,552	367,161	462,391	—	—	—	—
Purchase Commitments	26,169,600	1,147,600	4,633,600	4,720,400	5,052,500	4,332,100	6,283,400

Total	$48,762,091	$6,357,650	$8,922,126	$7,891,294	$8,002,449	$7,056,771	$10,531,801

(a)	Includes the repurchase of six aircraft in 2003 and seven aircraft in 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Contingent Commitments

	Contingency Expiration by Fiscal Year

	Total	2003	2004	2005	2006	2007	Thereafter

	(Dollars in thousands)
Purchase Options on New Aircraft	$1,287,200	$—	$36,600	$295,100	$248,400	$567,000	$140,100
Put Options (a)	781,695	231,614	67,422	256,658	—	—	226,001
Asset Value Guarantees (a)	116,189	36,250	17,976	11,041	8,178	—	42,744
Loan Guarantees (a)	109,496	—	3,343	—	52,000	—	54,153
Lines of Credit	20,000	20,000	—	—	—	—	—

Total	$2,314,580	$287,864	$125,341	$562,799	$308,578	$567,000	$462,998

(a)	From time to time, the Company participates with airlines, banks and other financial institutions to assist in financing aircraft by providing asset guarantees, put options, or loan guarantees collateralized by aircraft. As a result, should the Company be called upon to fulfill its obligations, the Company would have recourse to the value of the underlying aircraft.

Industry Condition

     The Company’s sources of revenue are principally from scheduled and charter airlines and companies associated with the airline industry. The Company’s revenues and results of operation are therefore affected by how its customers cope with the economic environment in which airlines operate. In the past two years, the airline industry has been negatively affected by a number of factors, including acts of terrorism and related lingering fears, the war in Iraq, a sluggish worldwide economy, the cost of fuel, the cost of insurance and most recently the outbreak of Severe Acute Respiratory Syndrome (“SARS”). The Company’s revenues and results of operations have been negatively affected in 2002 and 2003 by participation in customer restructurings and requirements to re-lease aircraft repossessed from airlines which have ceased operations. During 2003, two of the Company’s customers, Avianca (1 owned aircraft) and Hawaiian Airlines (4 owned aircraft), filed for protection under Chapter 11 of the United States Bankruptcy Code and one of the Company’s customers, Air Canada (11 owned and one managed aircraft), filed for bankruptcy under Canada’s Companies’ Creditors Arrangement Act. At June 30, 2003, the Company had re-leased the aircraft previously leased to Avianca. Hawaiian and Air Canada continue to operate leased aircraft under the protection of the bankruptcy proceedings. The Company has reached agreement for the continuance of these leases, and the airlines are currently paying under the terms of the new agreements.

     The Company generates approximately 20% of its revenues from customers based in Asia and the Pacific region, and has numerous other customers who operate flights to and from those areas. Travel between Asia and the rest of the world was negatively impacted by the outbreak of SARS. Many airlines in Asia and those traveling to Asia curtailed flights in response to the reluctance of people willing to travel to Asia during the six months ended June 30, 2003. Travel to Asia has, however, picked up sharply with the June 2003 lifting of World Health Organization warnings against visits to SARS affected countries. Trips to Singapore and China have risen by approximately 60% and 80%, respectively, from May lows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations - Three months ended June 30, 2003 versus 2002.

     Revenues from the rental of flight equipment increased 9.0% to $741.9 million in 2003 compared to $680.3 million in 2002, due to an increase in the number of aircraft available for operating lease, partially offset by an increase in the number of aircraft being reconfigured and redelivered and therefore not earning revenue for the entire period. At June 30, 2003, the Company had two aircraft off-lease (not subject to a signed lease agreement or a signed letter of intent), both of which had been off-lease for less than three months. As of July 23, 2003, one of the two unleased aircraft was placed. Revenues were also negatively impacted by lower lease rates and restructured rents, as a result of the slowdown and turmoil of the airline industry. The 2002 revenue from rental of flight equipment included approximately $26.3 million from a settlement related to a lessee in bankruptcy.

     Lease margin (Rental of flight equipment less total expense, divided by Rental of flight equipment) is a measure by which the Company isolates and evaluates the overall profitability of its contractual leasing operations, which constitutes the Company's primary revenue generating activity. The Company’s lease margin for the period decreased to 22.1% in 2003 compared to 24.3% for the same period in 2002. The most directly comparable GAAP financial measure is income before income taxes divided by total revenues, which was 24.4% in 2003 compared to 29.1% for the same period in 2002, and the difference between this calculation and the lease margin is the exclusion of revenues from flight equipment marketing and interest and other that aggregated $22.5 million and $46.2 million in 2003 and 2002, respectively. The Company expects factors described in Industry Conditions to further negatively impact revenues in 2003 and beyond as airlines continue to experience financial difficulties. At June 30, 2003 the Company’s fleet, on which it earns rental revenue, consisted of 616 aircraft compared to a fleet of 532 aircraft at June 30, 2002. The cost of the leased fleet, which includes aircraft subject to sale-lease back transactions from which rental income is earned, increased to $34.2 billion at June 30, 2003 compared to $29.1 billion at June 30, 2002.

     In addition to its leasing operations, the Company engages in the marketing of flight equipment throughout the lease term, as well as the sale of third party owned flight equipment on a principal and commission basis. Revenues from flight equipment marketing remained relatively constant at $7.0 million in 2003 compared to $6.4 million in 2002.

     Interest and other revenue decreased to $15.5 million in 2003 compared to $39.8 million in 2002 primarily due to a decrease in forfeitures of security and other deposits and contract termination fees resulting from nonperformance by customers and manufacturers which totaled $0.5 million in 2003 as compared to $31.4 million in 2002.

     Interest expense increased to $237.0 million in 2003 compared to $219.0 million in 2002 as a result of an increase in average debt outstanding, which is borrowed to finance aircraft acquisitions (excluding the effect of debt discount and foreign exchange adjustments), to $21.0 billion in 2003 compared to $17.6 billion in 2002. This increase was partially offset by a decrease in the average composite borrowing rate to 4.54% in 2003 compared to 4.98% in 2002. The Company’s composite borrowing rate decreased as follows:

	2003	2002	Decrease

Beginning of Quarter	4.57%	4.93%	0.36%
End of Quarter	4.50%	5.03%	0.53%
Average	4.54%	4.98%	0.44%

     Interest expense for the three months ended June 30, 2003 includes a $0.3 million benefit related to derivative activities.

     Depreciation of flight equipment increased 19.7% to $282.1 million in 2003 compared to $235.7 million in 2002 due to the increased cost of the fleet.

     The Company, in prior periods, had entered into sale-leaseback transactions. Currently 13 aircraft are accounted for under these transactions. Flight equipment rent decreased to $13.3 million in 2003 compared to $19.4 million in 2002 due to the repurchase of five aircraft in connection with the termination of the leases in December 2002 and principal amortization. Furthermore, there was a decrease in the 2003 lease rates compared to 2002, resulting from a decrease in interest rates, affecting the floating rate component of the lease rates.

     Provision for overhauls increased to $26.4 million in 2003 compared to $18.8 million in 2002 due to an increase in the aggregate number of hours flown on which the Company collects overhaul revenue and against which the provision is computed.

     The provision for income taxes decreased to $65.6 million in 2003 compared to $76.5 million in 2002. The effective tax rate decreased to 35.2% from 36.2% for the second quarter 2003 compared to the same period in 2002. The decrease resulted from the increased impact of the Extraterritorial Income Exclusion Act of 2000 due to new deliveries in 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company typically contracts to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term, the Company has generally been able to re-lease aircraft within two to six months of its return. The Company has not recognized any impairment related to its fleet, as the existing service potential of the aircraft in the Company’s portfolio has not been diminished. Further, the Company has been able to re-lease aircraft without diminution in lease rates to an extent that would warrant an impairment write down.

Results of Operations - Six months ended June 30, 2003 versus 2002.

Revenue from the rentals of flight equipment increased 12.0% to $1,443.4 million in 2003 compared to $1,289.3 million in 2002, due to an increase in the number of aircraft available for operating lease, partially offset by an increase in the number of aircraft being reconfigured and redelivered and therefore not earning revenue for the entire period. At June 30, 2003, the Company had two aircraft off-lease (not subject to a signed lease agreement or a signed letter of intent), both of which had been off-lease for less than three months. As of July 23, 2003, one of the two unleased aircraft was placed. Revenues were also negatively impacted by lower lease rates and restructured rents, as a result of the slowdown and turmoil of the airline industry. The 2002 revenue from rental of flight equipment included approximately $26.3 million from a settlement related to a lessee in bankruptcy.

The Company’s lease margin for the period decreased to 22.2% in 2003 compared to 23.8% for the same period in 2002. The most directly comparable GAAP financial measure is income before income taxes divided by total revenues, which was 24.4% in 2003 compared to 28.3% for the same period in 2002, and the difference between this calculation and the lease margin is the exclusion of revenues from flight equipment marketing and interest and other that aggregated $43.3 million and $79.7 million in 2003 and 2002, respectively. The Company expects factors described in Industry Conditions to further negatively impact revenues in 2003 and beyond as airlines continue to experience financial difficulties. At June 30, 2003 the Company’s fleet, on which it earns rental revenue, consisted of 616 aircraft compared to a fleet of 532 aircraft at June 30, 2002. The cost of the leased fleet, which includes aircraft subject to sale-lease back transactions from which rental income is earned, increased to $34.2 billion at June 30, 2003 compared to $29.1 billion at June 30, 2002.

In addition to its leasing operations, the Company engages in the marketing of flight equipment throughout the lease term, as well as the sale of third party owned flight equipment on a principal and commission basis. Revenues from flight equipment marketing decreased to $14.9 million in 2003 compared to $19.6 million in 2002 as a result of the type of equipment marketed in each of the periods and net book value of the Company-owned equipment sold. The Company sold no Company-owned aircraft during the six months ended June 30, 2003, and sold two Company-owned aircraft during the same period in 2002.

Interest and other revenue decreased to $28.4 million in 2003 compared to $60.0 million in 2002 primarily due to a decrease in forfeitures of security and other deposits and contract termination fees resulting from nonperformance by customers and manufacturers which totaled $0.5 million in 2003 as compared to $42.8 million in 2002.

Interest expense increased to $456.1 million in 2003 compared to $407.1 million in 2002 as a result of an increase in average debt outstanding, which is borrowed to finance aircraft acquisitions (excluding the effect of debt discount and foreign exchange adjustments), to $20.3 billion in 2003 compared to $17.1 billion in 2002. This increase was partially offset by a decrease in the average composite borrowing rate to 4.62% in 2003 compared to 5.05% in 2002. The Company’s composite borrowing rate decreased as follows:

	2003	2002	Decrease

Beginning of six months	4.73%	5.07%	0.34%
End of six months	4.50%	5.03%	0.53%
Average	4.62%	5.05%	0.43%

Interest expense for the six months ended June 30, 2003 includes a $2.8 million benefit related to derivative activities.

Depreciation of flight equipment increased 20.7% to $546.2 million in 2003 compared to $452.5 million in 2002 due to the increased cost of the fleet.

The Company, in prior periods, had entered into sale-leaseback transactions. Currently 13 aircraft are accounted for under these transactions. Flight equipment rent decreased to $26.8 million in 2003 compared to $38.8 million in 2002 due to the repurchase of five aircraft in connection with the termination of the leases in December

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

2002 and principal amortization. Furthermore, there was a decrease in the 2003 lease rates compared to 2002, resulting from a decrease in interest rates, affecting the floating rate component of the lease rates.

     Provision for overhauls increased to $54.6 million in 2003 compared to $40.1 million in 2002 due to an increase in aggregate number of hours flown on which the Company collects overhaul revenue and against which the provision is computed

     The provision for income taxes decreased to $125.3 million in 2003 compared to $138.5 million in 2002. The effective tax rate decreased to 34.5% from 35.8% for the six months ended June 30, 2003 compared to 2002. The decrease resulted from the increased impact of the Extraterritorial Income Exclusion Act of 2000 due to new deliveries in 2003.

     The Company typically contracts to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term, the Company has generally been able to re-lease aircraft within two to six months of its return. The Company has not recognized any impairment related to its fleet, as the existing service potential of the aircraft in the Company’s portfolio has not been diminished. Further, the Company has been able to re-lease aircraft without diminution in lease rates to an extent that would warrant an impairment write down.

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

     The Company calculates the VaR with respect to the net fair value by using historical scenarios. This methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical information for interest rates and foreign exchange rates were used to construct the historical scenarios at June 30, 2003 and December 31, 2002, respectively. For each scenario, each financial instrument is re-priced. Scenario values for the Company are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum adverse deviation in fair market value incurred under these scenarios with 95% confidence (i.e. only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period is assumed in computing the VaR figure. The following table presents the average, high and low VaRs for the Company with respect to its fair value for the periods ended June 30, 2003 and December 31, 2002:

	ILFC Market Risk

	Six months Ended			Year Ended
	June 30, 2003			December 31, 2002

			(Dollars in millions)
	Average	High	Low	Average	High	Low

Combined	$14.2	$27.1	$7.8	$20.1	$42.8	$7.8
Interest Rate	14.3	27.1	7.8	20.0	42.8	7.8
Currency	0.9	1.3	0.2	0.5	1.2	0.0

ITEM 4.	CONTROLS AND PROCEDURES

     As of June 30, 2003, the Chairman of the Board and Chief Executive Officer and the Vice Chairman, Chief Financial Officer and Chief Accounting Officer of the Company (collectively, the “Certifying Officers”) have evaluated the effectiveness of the Company’s disclosure controls and procedures. These disclosure controls and procedures are those controls and procedures which are designed to insure that all of the information required to be disclosed by the Company in its periodic reports filed with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that the information is communicated to the Certifying Officers on a timely basis. The Certifying Officers concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective for the Company, taking into consideration the size and nature of the Company’s business and operations. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

	1.	Amended and Restated Programme Agreement, dated May 16, 2003, between the Company and the Dealers named therein

	3.	Unanimous Written Consent of Sole Stockholder of the Company, dated January 2, 2002, amending the By-Laws of the Company

	4.	Supplemental Agency Agreement, dated May 16, 2003, between the Company, Citibank, N.A. and Dexia Banque International a Luxembourg S.A.

	12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends

	99.1	Certification of Chairman of the Board and Chief Executive Officer

	99.2	Certification of Vice Chairman, Chief Financial Officer and Chief Accounting Officer

	99.3	Certification under 18 U.S.C., Section 1350

b)	Reports on Form 8-K:

Form 8-K, event date April 15, 2003 (Item 7)
Form 8-K, event date April 24, 2003 (Item 7 and Item 9)
Form 8-K, event date April 24, 2003 (Item 7)
Form 8-K, event date May 19, 2003 (Item 7)
Form 8-K, event date May 20, 2003 (Item 7)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL LEASE FINANCE CORPORATION

July 25, 2003	/S/ Steven F. Udvar-Hazy

STEVEN F. UDVAR-HAZY
Chairman of the Board and
Chief Executive Officer

July 25, 2003	/S/ Alan H. Lund

ALAN H. LUND
Vice Chairman,
Chief Financial Officer
and Chief Accounting Officer

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit No.

1.	Amended and Restated Programme Agreement, dated May 16, 2003, between the Company and the Dealers named therein

3.	Unanimous Written Consent of Sole Stockholder of the Company, dated January 2, 2002, amending the By-Laws of the Company

4.	Supplemental Agency Agreement, dated May 16, 2003, between the Company, Citibank, N.A. and Dexia Banque International a Luxembourg S.A.

12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends

99.1	Certification of Chairman of the Board and Chief Executive Officer

99.2	Certification of Vice Chairman, Chief Financial Officer and Chief Accounting Officer

99.3	Certification under 18 U.S.C., Section 1350