Form 10-Q
period 2003-09-30
INTERNATIONAL LEASE FINANCE CORP
filed 2003-10-31
CIK 714311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

     As of October 24, 2003, there were 42,198,119 shares of Common Stock, no par value, outstanding.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Cash, including interest bearing accounts of $86,312 (2003) and $65,693 (2002)	$159,683	$66,049
Current income taxes receivable	65,216	193,526
Notes receivable and net investment in finance leases	525,470	372,577
Flight equipment under operating leases	32,894,656	29,631,150
Less accumulated depreciation	4,987,488	4,343,403

	27,907,168	25,287,747
Deposits on flight equipment purchases	1,187,652	1,157,864
Accrued interest, other receivables and other assets	183,141	142,817
Derivative assets	441,732	170,395
Investments	62,834	64,067
Deferred debt issue costs — less accumulated amortization of $57,470 (2003) and $68,516 (2002)	49,852	35,571

	$30,582,748	$27,490,613

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued interest and other payables	$368,318	$235,827
Debt financing, net of deferred debt discount of $25,775 (2003) and $31,928 (2002)	20,934,942	18,716,644
Foreign currency adjustment	502,128	264,880
Derivative liabilities	79,805	135,853
Capital lease obligations	180,954	260,623
Security and other deposits on flight equipment	835,128	864,053
Rentals received in advance	141,670	129,244
Deferred income taxes	2,601,062	2,322,327
SHAREHOLDERS’ EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B each having 500 shares issued and outstanding	100,000	100,000
Common stock—no par value; 100,000,000 authorized shares, 42,198,119 issued and outstanding	653,582	653,582
Paid-in capital	579,955	579,955
Accumulated other comprehensive loss	(93,290)	(138,620)
Retained earnings	3,698,494	3,366,245

Total shareholders’ equity	4,938,741	4,561,162

	$30,582,748	$27,490,613

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Dollars in thousands)

	2003	2002

	(Unaudited)
REVENUES
Rental of flight equipment	$753,551	$686,833
Flight equipment marketing	33,437	15,256
Interest and other	9,167	28,089

	796,155	730,178

EXPENSES
Interest	233,041	218,410
Depreciation of flight equipment	295,591	247,580
Flight equipment rent	10,324	19,343
Provision for overhauls	31,671	28,548
Selling, general and administrative	21,032	23,562

	591,659	537,443

INCOME BEFORE INCOME TAXES	204,496	192,735
Provision for income taxes	67,217	51,499

NET INCOME	137,279	141,236

COMPREHENSIVE INCOME (NET OF TAX)
Net changes in cash flow hedges	45,327	(49,651)
Foreign currency adjustment	(30,888)	(8,531)

	14,439	(58,182)

COMPREHENSIVE INCOME	$151,718	$83,054

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Dollars in thousands)

	2003	2002

	(Unaudited)
REVENUES
Rental of flight equipment	$2,196,991	$1,976,166
Flight equipment marketing	48,344	34,896
Interest and other	37,573	88,132

	2,282,908	2,099,194

EXPENSES
Interest	689,141	625,488
Depreciation of flight equipment	841,831	700,038
Flight equipment rent	37,108	58,097
Provision for overhauls	86,284	68,605
Selling, general and administrative	60,893	67,294

	1,715,257	1,519,522

INCOME BEFORE INCOME TAXES	567,651	579,672
Provision for income taxes	192,477	190,048

NET INCOME	375,174	389,624

COMPREHENSIVE INCOME (NET OF TAX)
Net changes in cash flow hedges	186,530	38,463
Foreign currency adjustment	(141,200)	(103,398)

	45,330	(64,935)

COMPREHENSIVE INCOME	$420,504	$324,689

SUPPLEMENTAL COMPREHENSIVE INCOME INFORMATION
Cumulative foreign currency adjustment, net of tax	$(313,371)	$(22,523)
Cumulative cash flow hedge loss adjustment, net of tax	220,081	(93,041)

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Dollars in thousands)

	2003	2002

	(Unaudited)
OPERATING ACTIVITIES
Net income	$375,174	$389,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	841,831	700,038
Deferred income taxes	254,326	330,809
Foreign exchange adjustment	20,018	26,874
Change in derivative instruments	(40,416)	(20,719)
Amortization of deferred debt issue costs	30,268	13,960
Change in unamortized debt discount	6,153	(20,891)
Other	598	(1,606)
Changes in operating assets and liabilities:
Increase in notes receivable	(11,519)	(40,507)
Increase in accrued interest, other receivables and other assets	(40,325)	(99,899)
Decrease in current income taxes receivable	128,310	11,688
Increase in accrued interest and other payables	136,086	149,234
Increase in rentals received in advance	12,426	14,015

Net cash provided by operating activities	1,712,930	1,452,620

INVESTING ACTIVITIES
Acquisition of flight equipment for operating leases	(4,223,607)	(3,993,075)
Acquisition of flight equipment for finance leases	(165,202)	(12,886)
Increase in notes receivable	(30,198)	(28,775)
(Increase) decrease in deposits and progress payments	(29,788)	38,857
Proceeds from disposal of flight equipment — net of gain	773,431	88,281
Collections on notes receivable and sales-type leases	38,852	56,259
Other	1,139	873

Net cash used in investing activities	(3,635,373)	(3,850,466)

FINANCING ACTIVITIES
Repurchase of preferred stock	—	(50,000)
Net change in commercial paper	(2,718,408)	228,478
Proceeds from debt financing	7,544,107	5,096,325
Payments in reduction of debt financing and capital lease obligations	(2,693,223)	(2,708,213)
Debt issue costs	(44,549)	(21,536)
Decrease in customer deposits	(28,925)	(104,902)
Payment of common and preferred dividends	(42,925)	(44,635)

Net cash provided by financing activities	2,016,077	2,395,517

Increase (decrease) in cash	93,634	(2,329)
Cash at beginning of period	66,049	79,383

Cash at end of period	$159,683	$77,054

(Table continued on following page)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Dollars in thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2003	2002

	(Unaudited)
Cash paid (received) during the period for:
Interest (net of amount capitalized of $36,159 (2003) and $44,968 (2002))	$570,686	$465,809
Income taxes, net	(190,159)	(152,450)

2003

Variable interest entity assets in the amount of $13,731 were received as partial payment in exchange for flight equipment with a book value of $14,043.

One aircraft was received in exchange for notes receivable in the amount of $28,715 and preferred stock in the amount of $2,202.

2002

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
SEPTEMBER 30, 2003
(Dollars in thousands)
(Unaudited)

A.	Basis of Preparation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 2002 unaudited condensed consolidated financial statements to conform to the 2003 presentation. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

B.	Hedging Activities

     The Company uses derivatives to manage exposures to interest rate and foreign currency risks. During the nine months ended September 30, 2003, the Company recorded the following in earnings.

Income (loss) related to derivative instruments:
Fair value of non-hedging instruments	$4,695
Fair value of hedging instruments	(32,657)
Offsetting changes in fair value of hedged items	32,590
Ineffectiveness related to cash flow hedges	(297)

$4,331

     During the nine months ended September 30, 2003, $16,480 (net) was reclassified from accumulated other comprehensive income to interest expense when interest was paid or received on the Company’s cash flow hedges. The Company estimates that within the next twelve months it will amortize into earnings approximately $59.3 million of the pre-tax balance in other comprehensive income under cash flow hedge accounting in connection with the Company’s program to convert debt from floating to fixed rates.

C.	Variable Interest Entities

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“VIE”) (“FIN 46”). FIN 46’s consolidation criteria are based on analysis of risk and rewards, not on ownership, and represent a significant and complex modification of previous accounting principles. FIN 46 represents a change in the method by which these entities are accounted for, not a change in the underlying economics of transactions entered into by the Company. An entity is subject to FIN 46 and is called a VIE if it has (i) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity investors that cannot make significant decisions about the entity’s operations or that do not absorb the expected losses or receive the expected returns of the entity. A VIE is consolidated by its primary beneficiary, which is the party that has a majority of the expected losses or a majority of the expected residual returns of the VIE, or both. All other entities not considered VIEs are evaluated for consolidation under existing guidance.

     The provisions of FIN 46 apply at inception for any entity created after January 31, 2003. For a VIE created before February 1, 2003, the provisions of FIN 46 were to be applied at the beginning of the first interim or annual period beginning after June 15, 2003. However, the FASB, at its meeting on October 8, 2003, issued FASB staff position 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of VIEs” (“FSP 46-6”). FSP 46-6 delayed implementation of provisions of FIN 46 for entities created before February 1, 2003 to the first interim or annual period ending after December 15, 2003. The Company therefore delayed implementation of provisions of FIN 46 relating to entities created before February 1, 2003 from July 1, 2003 to December 31, 2003.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 (CONTINUED)
(Dollars in thousands)
(Unaudited)

     Beginning December 31, 2003, the Company will be required to consolidate certain off balance sheet arrangements and other VIEs for which the Company has determined it is the primary beneficiary, as defined by FIN 46. The Company is not acquiring the assets of these entities, nor do its legal rights or obligations change related to these entities.

     Off Balance Sheet Arrangements

     The Company’s off balance sheet arrangements in the form of sale lease-back transactions entered into in 1997 exist to facilitate financing of aircraft at favorable rates. As a result of the adoption of FIN 46 at December 31, 2003, the Company expects to increase both assets and liabilities by approximately $464.2 million and expects to record an after-tax gain of approximately $1.0 million as a cumulative effect of a change in accounting principle.

     Other Variable Interest Entities

     The Company has provided financing or guaranteed third party financing to entities owned by independent third parties and existing for the purpose of owning and leasing one aircraft each. The financing agreements are collateralized by the aircraft. The Company’s maximum exposure to loss as a result of its involvement with these entities is the difference between the market value of the aircraft and the remaining principal amount of the debt at any given time. As a result of the adoption of FIN 46 at December 31, 2003, the Company expects to increase both assets and liabilities by approximately $80.0 million and expects to record an after-tax charge of approximately $9.0 million as a cumulative effect of a change in accounting principle.

     The Company sold an aircraft to a company owned by a non-related party in the second quarter of 2003 in exchange for cash and a note receivable. The Company determined after evaluating the entity, that the Company was the primary beneficiary, as defined by FIN 46. The Company consolidated the entity that bought the aircraft in accordance with FIN 46 and eliminated the notes receivable starting June 30, 2003.

D.	Related Party Transactions

     The Company contracted to sell 37 aircraft to a trust during the third quarter of 2003 for approximately $1.0 billion. The first 28 aircraft were transferred as of September 30, 2003, with the remaining nine expected to be transferred by December 31, 2003. The trust is consolidated by another subsidiary of the Company’s parent. Neither the trust nor the subsidiary is consolidated by the Company. The transaction was a securitization, in which the trust acquired the aircraft based on values assigned by independent appraisers. Further, an unaffiliated third party acted as capital markets advisor and initial purchaser of the notes of the securitization. Gains in the amount of $18.5 million, net of fees and expenses, related to the transaction are included in Flight Equipment Marketing for the periods ended September 30, 2003. The Company will continue to manage the aircraft sold to the trust for a fee.

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

Financial Condition

     The Company borrows funds to purchase new and used flight equipment, including funds for progress payments during the construction phase, and to pay off maturing debt obligations. These funds are borrowed principally on an unsecured basis from various sources. During the nine months ended September 30, 2003, the Company borrowed $7.5 billion (excluding commercial paper) and $1.7 billion was provided by operating activities. As of September 30, 2003, the Company has committed to purchase 470 aircraft from Airbus and Boeing at an estimated aggregate purchase price of $27.0 billion for delivery through 2010 and holds options to purchase 12 additional aircraft at an estimated aggregate purchase price of approximately $776.4 million. The Company currently expects to fund expenditures for aircraft, and to meet its liquidity needs, from a combination of available cash balances, internally generated funds and financing arrangements. The Company continues to explore new funding sources and ways to diversify its investor base. The Company’s debt financing and capital lease obligations were comprised of the following at the following dates:

	September 30,	December 31,
	2003	2002

	(Dollars in thousands)
Public term debt with single maturities	$10,328,375	$7,475,775
Public medium-term notes with varying maturities	6,025,006	4,969,500
Capital lease obligations	180,954	260,623
Bank and other term debt	3,107,240	2,084,793

Total term debt, bank debt, and capital lease obligations	19,641,575	14,790,691
Commercial paper	1,500,096	4,218,504
Deferred debt discount	(25,775)	(31,928)

Total debt financing and capital lease obligations	$21,115,896	$18,977,267

Selected interest rates and ratio:
Composite interest rate	4.63%	4.73%
Percentage of total debt at fixed rates	77.79%	76.67%
Composite interest rate on fixed rate debt	5.38%	5.69%
Bank prime rate	4.00%	4.25%

     The above amounts represent the Company’s anticipated settlement of its currently outstanding debt obligations. Certain adjustments required to present currently outstanding debt obligations have been recorded and presented separately on the balance sheet, including adjustments related to foreign currency and interest rate hedging activities. The Company has eliminated the currency exposure arising from foreign currency denominated notes by either hedging the notes through swaps or through the offset provided by operating lease payments. The Company translates foreign currency denominated debt into US dollars using current exchange rates as of each balance sheet date. The foreign exchange adjustment for the foreign currency denominated debt was $502.1 million (2003) and $264.8 million (2002). Composite interest rates and percentages of total debt at fixed rates reflect the effect of derivative instruments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Public Debt (Exclusive of the Commercial Paper Program)

     The interest on most of the public debt is effectively fixed for the terms of the notes. The Company has the ability to borrow under various public debt financing arrangements as follows:

	Maximum	Sold as of	Sold as of	Sold as of
	Offering	December 31, 2002	September 30, 2003	October 21, 2003

		(Dollars in millions)
Registration statement dated December 20, 2002 (including $2.88 billion Medium-Term Note program and $1.0 billion Retail Medium-Term Note Program)	$6,080 (a)	$—	$4,962	$5,187
Registration statement dated July 1, 2003	5,000	—	650	650
Euro Medium-Term Note Programme dated May 2003 (b)(c)	5,000	2,106	2,808	3,393

(a)	Includes $1.08 billion, which was incorporated into the registration statement from a prior registration statement, increasing the maximum offering from $5.0 billion to $6.08 billion.

(b)	The Company has hedged the foreign currency risk of the notes through operating lease payments or derivatives.

(c)	This is a perpetual program. As a bond issue matures, the amount becomes available again under the program.

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

Bank Term Debt

     In January 1999, the Company entered into an Export Credit Facility, up to a maximum of $4.3 billion, for aircraft delivered through 2001. The Company used the facility to fund 85% of each aircraft’s purchase price. This facility is guaranteed by various European Export Credit Agencies. The Company financed 62 aircraft using $2.8 billion under this facility over ten years with interest rates from 5.753% to 5.898%. The debt is collateralized by a pledge of the shares of a subsidiary of the Company which holds title to the aircraft financed under the facility. At September 30, 2003, $1.9 billion was outstanding under the facility.

     During the nine months ended September 30, 2003, the Company entered into various bank financings for a total funded amount of $1.2 billion. The financings mature through 2009. One tranche of one of the loans totaling $410 million was funded in Japanese yen and swapped to US dollars. The interest rates are LIBOR based and ranged from 2.063% to 2.745% at September 30, 2003.

Commercial Paper

     The Company currently has a $4.8 billion Commercial Paper Program. Under this program, the Company may borrow in minimum increments of $100,000 for a period from one day to 270 days. Notwithstanding the program’s size, it is the Company’s intention to sell commercial paper to a maximum amount that is no more than 75% of the aggregate amount of the backup facilities available (see Bank Commitments). The weighted average interest rate of the Company’s commercial paper outstanding was 1.07% at September 30, 2003 and 1.46% at December 31, 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Bank Commitments

     As of September 30, 2003, the Company had committed revolving loans and lines of credit with 20 commercial banks aggregating $3.15 billion. These revolving loans and lines of credit provide for interest rates that vary according to the pricing option in effect at the time of borrowing. Pricing options include prime, a range from .25% to .50% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The revolving loans and lines of credit are subject to facility fees of up to .10% of amounts available. This financing is used as backup for the Company’s maturing debt and other obligations. The Company had not drawn on its revolving loans and lines of credit as of September 30, 2003. On October 17, 2003, the Company replaced its $3.15 billion loan facilities with new facilities totaling $4.2 billion with primarily the same terms and conditions as the previous facilities.

Off Balance Sheet Arrangements

     In 1995, 1996 and 1997, the Company, through subsidiaries, entered into sale-leaseback transactions providing proceeds to the Company in the amounts of $413.0 million, $507.6 million and $601.9 million, respectively, each relating to seven aircraft. The transactions resulted in the sale and leaseback of these aircraft under one-year operating leases, each with six one-year extension options for a total of seven years for each aircraft. The Company has not recorded any gains related to the transactions. The Company has the option to either buy back the aircraft or redeliver the aircraft for a fee to the lessor at the end of any lease period. The lease rates equate to fixed principal amortization and floating interest payments based on LIBOR or commercial paper pricing. The Company repurchased three aircraft before the lease termination, which were sold to third parties, and repurchased the remaining eleven aircraft from the 1995 and 1996 sale-leaseback transactions when the leases expired in December 2002 and September 2003, respectively. If the Company does not negotiate extensions of the one-year operating lease terms as they expire in September 2004, the Company will be required to borrow additional funds to terminate the transactions and reacquire the assets. The estimated remaining minimum lease payments (exclusive of the interest component of rent), assuming the current contractual end of the transactions, are $5.5 million (2003). The Company’s implementation of FASB Interpretation No. 46 (“FIN 46”) will require the Company to consolidate the sale-leaseback entity, beginning at December 31, 2003. The Company expects to record assets and liabilities, each of approximately $462.4 million and expects to record an after-tax gain of approximately $1.0 million as a cumulative change in accounting principle related to these entities and will then cease to record rent expense for the operating leases. See Note C at Notes to Condensed Consolidated Financial Statements.

Other Variable Interest Entities

     The Company has sold aircraft to entities owned by third parties and has from time to time issued asset value guarantees or loan guarantees related to the aircraft sold. The Company is a variable interest holder in some of those entities under the provisions of FIN 46. The Company has determined that it is the primary beneficiary, as defined by FIN 46, of certain of those entities. As a result, effective December 31, 2003, the Company will be required to consolidate those entities. The Company expects to record assets and liabilities, each of approximately $80.0 million related to these entities and expects to record an after tax charge of approximately $9.0 million as a cumulative effect of a change in accounting principle as a result of the adoption of FIN 46. See Note C at Notes to Condensed Consolidated Financial Statements.

     The Company has not established any other unconsolidated entities for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. The Company has, however, from time to time established subsidiaries, entered into joint ventures or created other partnership arrangements with the limited purpose of leasing aircraft or facilitating borrowing arrangements.

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

     The counterparty to the Company’s derivative instruments is AIG Financial Products Corp., a related party with the highest ratings available from the credit rating agencies, which then enters into transactions with independent third parties. The derivatives are subject to a bilateral security agreement, which, in certain circumstances, may allow one party to the agreement to require the second party to the agreement to provide collateral. Failure of the counterparty to perform under the derivative contracts could have a material impact on the Company’s results of operations.

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

     Turmoil in the airline industry, continued global political unrest, and worldwide health issues have led to increased uncertainty in the debt markets in which the Company borrows funds. While the Company has been able to borrow the funds necessary to finance operations in the current market environment, additional turmoil in the airline industry or political environment could limit the Company’s ability to borrow funds from its current funding sources. Should this occur the Company would seek alternative sources of funding, including securitizations, manufacturers’ financings, secured financings, drawings upon its revolving loans and lines of credit or additional short-term borrowings. If the Company were unable to obtain sufficient funding, it would negotiate with manufacturers to defer deliveries of aircraft.

     The following summarizes the Company’s contractual obligations at September 30, 2003.

Existing Commitments (Exclusive of Interest)

	Commitments Due by Fiscal Year

	Total	2003	2004	2005	2006	2007	Thereafter

	(Dollars in thousands)
Public and Bank Term Debt	$19,460,622	$877,620	$3,709,624	$3,543,226	$3,648,641	$2,981,736	$4,699,775
Capital Lease Obligations	180,954	37,700	101,508	41,746	—	—	—
Commercial Paper	1,500,096	1,432,769	67,327	—	—	—	—
Operating Leases	124,184	2,962	10,653	10,755	8,575	8,918	82,321
Operating Leases under Sale-Lease-Back Transactions (a)	467,886	5,495	462,391	—	—	—	—
Purchase Commitments	27,049,400	888,700	4,765,600	5,389,800	4,611,600	4,740,100	6,653,600

Total	$48,783,142	$3,245,246	$9,117,103	$8,985,527	$8,268,816	$7,730,754	$11,435,696

(a)	Includes the repurchase of seven aircraft in 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Contingent Commitments

	Contingency Expiration by Fiscal Year

	Total	2003	2004	2005	2006	2007	Thereafter

	(Dollars in thousands)
Purchase Options on New Aircraft	$776,400	$—	$—	$37,700	$342,600	$256,000	$140,100
Put Options (a)	781,695	—	98,616	457,078	—	—	226,001
Asset Value Guarantees (a)	79,939	—	17,976	11,041	8,178	—	42,744
Loan Guarantees (a)	102,826	—	19,362	—	31,234	—	52,230
Lines of Credit	56,000	—	6,000	—	—	—	50,000

Total	$1,796,860	$—	$141,954	$505,819	$382,012	$256,000	$511,075

(a)	From time to time, the Company participates with airlines, banks and other financial institutions to assist in financing aircraft by providing asset guarantees, put options, or loan guarantees collateralized by aircraft. As a result, should the Company be called upon to fulfill its obligations, the Company would have recourse to the value of the underlying aircraft.

Industry Condition

     The Company’s sources of revenue are principally from scheduled and charter airlines and companies associated with the airline industry. The Company’s revenues and results of operation are therefore affected by how its customers cope with the economic environment in which airlines operate. In the past two years, the airline industry has been negatively affected by a number of factors, including acts of terrorism and related lingering fears, the war in Iraq, a sluggish worldwide economy, the cost of fuel, the cost of insurance and the outbreak of Severe Acute Respiratory Syndrome (“SARS”). The Company’s revenues and results of operations have been negatively affected in 2002 and 2003 by participation in customer restructurings and requirements to re-lease aircraft repossessed from airlines which have ceased operations. During the nine months ended September 30, 2003, two of the Company’s customers, Avianca (one owned aircraft) and Hawaiian Airlines (four owned aircraft), filed for protection under Chapter 11 of the United States Bankruptcy Code and three of the Company’s customers, Air Canada (eleven owned and one managed aircraft), Aero Lloyd Flugreisen (eight owned aircraft), and Aeris (three owned and one managed aircraft) filed for protection under their respective country’s bankruptcy code. At September 30, 2003, the Company had re-leased the aircraft previously leased to Avianca. The Company has reached agreement for the continuation of the Hawaiian and Air Canada leases, and the airlines are in compliance with the terms of the new agreements. The Company will either renegotiate the leases with Aero Lloyd Flugreisen and Aeris or terminate the leases and market the aircraft to other airlines.

     The Company generates approximately 20% of its revenues from customers based in Asia and the Pacific region, and has numerous other customers who operate flights to and from those areas. Travel between Asia and the rest of the world was negatively impacted by the outbreak of SARS. Many airlines in Asia and those traveling to Asia curtailed flights in response to the reluctance of people to travel to Asia during the first six months of 2003. Travel to Asia has, however, picked up sharply since the World Health Organization lifted the warnings against visits to SARS affected countries in the second quarter of 2003.

     On October 16, 2003, Boeing announced that it had decided to complete production of the 757 jetliner in late 2004. At September 30, 2003, the Company owned 59 757s, all of which were on lease to airlines. The Company is evaluating the impact the Boeing decision will have on the future financial viability of the Company’s fleet of 757 aircraft. As a result, the Company is reviewing its depreciation policies related to the fleet of 757s or the economic value at the end of its useful life.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Non-GAAP Financial Measures

Lease Margin

     Lease Margin is defined as Rental of flight equipment less total expenses, divided by Rental of flight equipment. The most directly comparable GAAP financial measure is Profit Margin, which is defined as Income before income taxes, divided by Total revenues. The difference between Lease Margin and Profit Margin is the exclusion of Revenues from both Flight equipment marketing and Interest and other. Lease Margin is a measure by which the Company isolates and evaluates the overall profitability of its contractual leasing operations, which constitute the Company’s primary revenue generating activity.

Results of Operations - Three months ended September 30, 2003 versus 2002.

     Revenues from the rental of flight equipment increased 9.7% to $753.6 million in 2003 compared to $686.8 million in 2002, due to an increase in the number of aircraft available for operating lease, partially offset by a number of aircraft being reconfigured and redelivered and therefore not earning revenue for the entire period. The Company did not have any aircraft off-lease (not subject to a signed lease agreement or a signed letter of intent) at September 30, 2003. Revenues were negatively impacted by lower lease rates and restructured rents as a result of the slowdown and turmoil of the airline industry.

     The Company’s Lease Margin for the period stayed relatively flat at 21.5% in 2003 compared to 21.8% for the same period in 2002. The Company’s Profit Margin decreased to 25.7% compared to 26.4% for the same periods. The Company expects factors described in Industry Conditions to further negatively impact revenues in the fourth quarter of 2003 and beyond, as some airlines continue to experience financial difficulties. At September 30, 2003, the Company’s fleet, on which it earns rental revenue, consisted of 599 aircraft compared to a fleet of 542 aircraft at September 30, 2002. The cost of the leased fleet, which includes aircraft subject to sale-lease back transactions from which rental income is earned, increased to $33.5 billion at September 30, 2003 compared to $29.7 billion at September 30, 2002.

     In addition to its leasing operations, the Company engages in the marketing of flight equipment throughout the lease term, as well as the sale of third party owned flight equipment on a principal and commission basis. Revenues from flight equipment marketing increased to $33.4 million in 2003 compared to $15.3 million in 2002. The Company sold 29 aircraft and two engines during the third quarter of 2003, compared to two aircraft and one engine during the third quarter of 2002. Flight equipment marketing includes gains of $18.5 million from sales to a related party (see Note D of Notes to Condensed Consolidated Financial Statements).

     Interest and other revenue decreased to $9.2 million in 2003 compared to $28.1 million in 2002 primarily due to a decrease in forfeitures of security and other deposits and contract termination fees resulting from nonperformance by customers and manufacturers which totaled $0.8 million in 2003 as compared to $20.0 million in 2002.

     Interest expense increased to $233.0 million in 2003 compared to $218.4 million in 2002 as a result of an increase in average debt outstanding, which is borrowed to finance aircraft acquisitions (excluding the effect of debt discount and foreign exchange adjustments), to $21.4 billion in 2003 compared to $18.4 billion in 2002. This increase was partially offset by a decrease in the average composite borrowing rate to 4.57% in 2003 compared to 4.99% in 2002. The Company’s composite borrowing rate decreased as follows:

	2003	2002	Decrease

Beginning of Quarter	4.50%	5.03%	0.53%
End of Quarter	4.63%	4.95%	0.32%
Average	4.57%	4.99%	0.42%

     Interest expense for the three months ended September 30, 2003 includes a $1.7 million benefit related to derivative activities.

     Depreciation of flight equipment increased 19.4% to $295.6 million in 2003 compared to $247.6 million in 2002 due to the increased cost of the fleet.

     The Company, in prior periods, had entered into sale-leaseback transactions. Currently seven aircraft are accounted for under these transactions. Flight equipment rent decreased to $10.3 million in 2003 compared to $19.3 million in 2002 due to the repurchase of eleven aircraft in connection with the terminations of the leases in December 2002 and September 2003 and principal amortization. Furthermore, there was a decrease in the 2003 lease rates compared to 2002, resulting from a decrease in interest rates, affecting the floating rate component of the lease rates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Provision for overhauls increased to $31.7 million in 2003 compared to $28.5 million in 2002 due to an increase in the aggregate number of hours flown on which the Company collects overhaul revenue and against which the provision is computed.

     The provision for income taxes increased to $67.2 million in 2003 compared to $51.5 million in 2002. The effective tax rate increased to 32.9% from 26.7% for the third quarter 2003 compared to the same period in 2002. The reduced rate in 2002 was the result of the Company reevaluating state deferred taxes in the third quarter of 2002. The reevaluation was the result of a reduction in the Company’s state apportionment factor used in the filing of the state unitary return.

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

Results of Operations - Nine months ended September 30, 2003 versus 2002.

     Revenue from the rentals of flight equipment increased 11.2% to $2,197.0 million in 2003 compared to $1,976.2 million in 2002, due to an increase in the number of aircraft available for operating lease, partially offset by a number of aircraft being reconfigured and redelivered and therefore not earning revenue for the entire period. The Company did not have any aircraft off-lease (not subject to a signed lease agreement or a signed letter of intent) at September 30, 2003. Revenues were negatively impacted by lower lease rates and restructured rents as a result of the slowdown and turmoil of the airline industry. The 2002 revenue from rental of flight equipment included approximately $26.3 million from a settlement related to a lessee in bankruptcy.

     The Company’s Lease Margin for the period decreased to 21.9% in 2003 compared to 23.1% for the same period in 2002. The Company’s Profit Margin decreased to 24.9% compared to 27.6% for the same periods. The Company expects factors described in Industry Conditions to further negatively impact revenues in 2003 and beyond as airlines continue to experience financial difficulties. At September 30, 2003, the Company’s fleet, on which it earns rental revenue, consisted of 599 aircraft compared to a fleet of 542 aircraft at September 30, 2002. The cost of the leased fleet, which includes aircraft subject to sale-lease back transactions from which rental income is earned, increased to $33.5 billion at September 30, 2003 compared to $29.7 billion at September 30, 2002.

     In addition to its leasing operations, the Company engages in the marketing of flight equipment throughout the lease term, as well as the sale of third party owned flight equipment on a principal and commission basis. Revenues from flight equipment marketing increased to $48.3 million in 2003 compared to $34.9 million in 2002. The Company sold 30 aircraft and two engines during the nine months ended September 30, 2003, and sold four aircraft and two engines during the same period in 2002. Flight equipment marketing includes gains of $18.5 million from sales to a related party (see Note D of Notes to Condensed Consolidated Financial Statements).

     Interest and other revenue decreased to $37.5 million in 2003 compared to $88.1 million in 2002 primarily due to a decrease in forfeitures of security and other deposits and contract termination fees resulting from nonperformance by customers and manufacturers which totaled $5.8 million in 2003 as compared to $62.8 million in 2002.

     Interest expense increased to $689.1 million in 2003 compared to $625.5 million in 2002 as a result of an increase in average debt outstanding, which is borrowed to finance aircraft acquisitions (excluding the effect of debt discount and foreign exchange adjustments), to $20.1 billion in 2003 compared to $17.1 billion in 2002. This increase was partially offset by a decrease in the average composite borrowing rate to 4.68% in 2003 compared to 5.01% in 2002. The Company’s composite borrowing rate decreased as follows:

	2003	2002	Decrease

Beginning of nine months	4.73%	5.07%	0.34%
End of nine months	4.63%	4.95%	0.32%
Average	4.68%	5.01%	0.33%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Interest expense for the nine months ended September 30, 2003 includes a $4.3 million benefit related to derivative activities.

     Depreciation of flight equipment increased 20.3% to $841.8 million in 2003 compared to $700.0 million in 2002 due to the increased cost of the fleet.

     The Company, in prior periods, had entered into sale-leaseback transactions. Currently seven aircraft are accounted for under these transactions. Flight equipment rent decreased to $37.1 million in 2003 compared to $58.1 million in 2002 due to the repurchase of eleven aircraft in connection with the terminations of the leases in December 2002 and September 2003 and principal amortization. Furthermore, there was a decrease in the 2003 lease rates compared to 2002, resulting from a decrease in interest rates, affecting the floating rate component of the lease rates.

     Provision for overhauls increased to $86.3 million in 2003 compared to $68.6 million in 2002 due to an increase in the aggregate number of hours flown on which the Company collects overhaul revenue and against which the provision is computed

     The provision for income taxes increased to $192.5 million in 2003 compared to $190.0 million in 2002. The effective tax rate increased to 33.9% from 32.8% for the nine months ended September 30, 2003 compared to 2002. The reduced rate in 2002 was the result of the Company reevaluating state deferred taxes in the third quarter of 2002. The reevaluation was the result of a reduction in the Company’s state apportionment factor used in the filing of the state unitary return.

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

Value at Risk

     Measuring potential losses in fair values has recently become the focus of risk management efforts by many companies. Such measurements are performed through the application of various statistical techniques. One such technique is Value at Risk (VaR), a summary statistical measure that uses historical interest rates, foreign currency exchange rates and equity prices and which estimates the volatility and correlation of these rates and prices to calculate the maximum loss that could occur over a defined period of time given a certain probability.

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

     The Company calculates the VaR with respect to the net fair value by using historical scenarios. This methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical information for interest rates and foreign exchange rates were used to construct the historical scenarios at September 30, 2003 and December 31, 2002, respectively. For each scenario, each financial instrument is re-priced. Scenario values for the Company are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum adverse deviation in fair market value incurred under these scenarios with 95% confidence (i.e. only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period is assumed in computing the VaR figure. The following table presents the average, high and low VaRs for the Company with respect to its fair value for the periods ended September 30, 2003 and December 31, 2002:

	ILFC Market Risk

	Nine Months Ended			Year Ended
	September 30, 2003			December 31, 2002

	(Dollars in millions)

	Average	High	Low	Average	High	Low

Combined	$27.6	$67.8	$7.8	$20.1	$42.8	$7.8
Interest Rate	27.7	67.9	7.8	20.0	42.8	7.8
Currency	0.9	1.3	0.2	0.5	1.2	0.0

ITEM 4.	CONTROLS AND PROCEDURES

     As of September 30, 2003, the Chairman of the Board and Chief Executive Officer and the Vice Chairman, Chief Financial Officer and Chief Accounting Officer of the Company (collectively, the “Certifying Officers”) have evaluated the effectiveness of the Company’s disclosure controls and procedures. These disclosure controls and procedures are those controls and procedures which are designed to insure that all of the information required to be disclosed by the Company in its periodic reports filed with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that the information is communicated to the Certifying Officers on a timely basis. The Certifying Officers concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective for the Company, taking into consideration the size and nature of the Company’s business and operations. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

3.1	Restated Articles of Incorporation of the Company, as amended through December 9, 1992, filed November 3, 1993 (filed as an exhibit to Registration Statement No. 33-50913 and incorporated herein by reference)

3.2	Certificate of Determination of Preferences of Series A Market Auction Preferred Stock (filed December 9, 1992 as an exhibit to Registration Statement No. 33-54294 and incorporated herein by reference)

3.3	Certificate of Determination of Preferences of Series B Market Auction Preferred Stock (filed December 9, 1992 as an exhibit to Registration Statement 33-54294 and incorporated herein by reference)

3.4	Certificate of Determination of Preferences of Series C Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

3.5	Certificate of Determination of Preferences of Series D Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

3.6	Certificate of Determination of Preferences of Series E Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

3.7	Certificate of Determination of Preferences of Series F Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

3.8	Certificate of Determination of Preferences of Series G Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

3.9	Certificate of Determination of Preferences of Series H Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

3.10	Certificate of Determination of Preferences of Preferred Stock of the Company (filed as an exhibit to Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

3.11	By-Laws of the Company, including amendment thereto dated August 31, 1990 (filed as an exhibit to Registration Statement No. 33-37600 and incorporated herein by reference)

3.12	Unanimous Written Consent of Sole Stockholder of the Company, dated January 2, 2002, amending the Bylaws of the Company (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

4.	Sixth Supplemental Indenture, dated as of June 2, 2003, to the indenture between the Company and U.S. Bank National Association.

12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chairman of the Board and Chief Executive Officer

31.2	Certification of Vice Chairman, Chief Financial Officer and Chief Accounting Officer

32.1	Certification under 18 U.S.C., Section 1350

b)	Reports on Form 8-K:

Form 8-K, event date July 11, 2003 (Item 7)
Form 8-K, event date July 29, 2003 (Item 7)
Form 8-K, event date September 4, 2003 (Item 7)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL LEASE FINANCE CORPORATION

October 30, 2003	/S/ Steven F. Udvar-Hazy

STEVEN F. UDVAR-HAZY
Chairman of the Board and
Chief Executive Officer

October 30, 2003	/S/ Alan H. Lund

ALAN H. LUND
Vice Chairman,
Chief Financial Officer
and Chief Accounting Officer

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit No.

4.	Sixth Supplemental Indenture, dated as of June 2, 2003, to the indenture between the Company and U.S. Bank National Association.

12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chairman of the Board and Chief Executive Officer

31.2	Certification of Vice Chairman, Chief Financial Officer and Chief Accounting Officer

32.1	Certification under 18 U.S.C., Section 1350