Form 10-K/A
period 2002-12-31
INTERNATIONAL LEASE FINANCE CORP
filed 2004-02-04
CIK 714311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)
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

Explanatory Note

      The Company has historically provided for California state income taxes by using a rate based on a calculation of its stand-alone apportionment rate. For federal tax purposes, and in recognition of its tax sharing agreement with American International Group, Inc. (“AIG”), the Company had historically adjusted its provision to reflect charges and credits allocated to the Company by AIG. For state tax purposes, the current provision was adjusted to reflect the AIG unitary tax rate for California but the deferred provision was not adjusted. The Company has concluded that generally accepted accounting principles require that its federal and state tax methodologies should be consistent. As a result, the Company has restated its financial position and results of operations to reflect the AIG California unitary tax rate in its calculation of California state income taxes. In addition, the income tax policy in Note A to the Consolidated Financial Statements has been revised to more clearly define the Company’s policy. The revision generally reduces state income tax expense in previously reported years.

      This Form 10-K/A restates the previously issued Consolidated Financial Statements. See Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements including the Notes A, I and M to Consolidated Financial Statements, for the impact of the restatement on each year presented.

      This amendment to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 amends and restates only those items of the previously filed Form 10-K which have been affected by the restatement, although all items of the Form 10-K are reproduced in this amendment. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update such disclosures except as required to reflect the effects of the restatement. For additional information regarding the restatement, see “Note M to Consolidated Financial Statements” included in Part II, Item 8.

INTERNATIONAL LEASE FINANCE CORPORATION

2002 FORM 10-K/A ANNUAL REPORT

		Page

PART I
Item 1.	Business	1
Item 2.	Properties	8
Item 3.	Legal Proceedings	10
PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	10
Item 6.	Selected Financial Data	11
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 8.	Financial Statements and Supplementary Data	22
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	22
PART III
Item 14.	Controls and Procedures	22
PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	23

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

Item 6. Selected Financial Data

      As more fully described in the Explanatory Note and in Note M to the Consolidated Financial Statements, the Company is restating its Consolidated Financial Statements for the years ended December 31, 2002, 2001 and 2000.

      The following selected consolidated financial data has been restated for all periods presented to reflect the item noted above and should be read in conjunction with the restated Consolidated Financial Statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K/A.

	Years Ended December 31,

	Restated	Restated	Restated	Restated	Restated
	2002	2001	2000	1999	1998

	(Dollar amounts in thousands)
Operating Data:
Rentals of flight equipment	$2,677,876	$2,473,784	$2,301,440	$2,080,555	$1,853,983
Flight equipment marketing	66,315	62,883	99,716	147,216	118,183
Interest and other income	104,718	80,046	77,589	72,317	73,500
Total revenues	2,848,909	2,616,713	2,478,745	2,300,088	2,045,666
Expenses	2,055,606	1,862,994	1,772,552	1,596,683	1,483,392
Income before income taxes and cumulative effect of accounting change	793,303	753,719	706,193	703,405	562,274
Net income	528,524	517,091	470,889	461,629	373,524
Lease margin(a)	23.24%	24.69%	22.98%	23.26%	19.99%
Operating margin(b)	27.85%	28.80%	28.49%	30.58%	27.49%
Ratio of Earnings to Fixed Charges and Preferred Stock Dividends(c):	1.74x	1.75x	1.68x	1.76x	1.60x
Balance Sheet Data:
Flight equipment under operating leases (net of accumulated depreciation)	$25,287,747	$20,983,197	$17,878,389	$16,096,053	$14,872,430
Net investment in finance and sales-type leases	150,611	142,013	114,062	56,555	89,904
Total assets	27,476,117	23,153,421	19,700,170	17,516,554	16,379,645
Total debt	18,977,267	15,826,296	13,436,181	11,861,796	11,184,010
Shareholders’ equity	4,618,679	4,023,791	3,514,670	3,259,095	2,885,116
Other Data:
Aircraft lease portfolio at period end(d):
Owned	543	453	383	338	329
Leased in	13	18	19	19	20
Subject to finance lease	5	4	3	2	3
Aircraft sold or remarketed during the period	8	7	20	51	31

(a)	Rentals of flight equipment less Expenses, divided by Rentals of flight equipment. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(b)	Income before income taxes and cumulative effect of accounting change divided by Total revenues.

(c)	See Exhibit 12.

(d)	See “Item 2. Properties — Flight Equipment.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      As more fully described in the Explanatory Note and in Note M to the Consolidated Financial Statements, the Company is restating its Consolidated Financial Statements for the years ended December 31, 2002, 2001 and 2000.

      Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to our operating results for the years ended December 31, 2002, 2001 and 2000.

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

Financial Condition

      The Company borrows funds to purchase new and used flight equipment (see “Item 2. Properties — Commitments”), including funds for progress payments during the construction phase, and to pay off existing debt obligations as they mature. These funds are borrowed principally on an unsecured basis from various sources. During 2002, the Company borrowed $5.7 billion (excluding commercial paper) and $1.8 billion was provided by operating activities to meet those needs. As of December 31, 2002, the Company had committed to purchase 523 aircraft from Boeing and Airbus at an estimated aggregate purchase price of approximately $29.8 billion for delivery through 2010, of which the Company currently anticipates taking delivery of 90 aircraft in 2003 with an estimated aggregate purchase price of $4.4 billion. It also had options to purchase 18 additional aircraft deliverable through 2008 at an estimated aggregate purchase price of approximately $1.3 billion. Subsequent to year end, the Company cancelled four of the aircraft it had committed to purchase. The Company currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements. At December 31, 2002, 2001 and 2000, the Company’s debt financing and capital lease obligations were comprised of the following:

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

      The effective tax rate was 33.4% in 2002, 33.4% in 2001 and 33.3% in 2000. The Company’s effective tax rate fluctuates as a result of the effect of state taxes, foreign taxes and benefits related to the Company’s Foreign Sales Corporation and Extraterritorial Income Exclusion provisions of the Internal Revenue Code. These rates reflect the effect of the restatement as a result of the Company adjusting the rate used in the calculation of its provision for California state income taxes. As a result of the restatement, the effective tax rate increased by 30 basis points in 2002 and decreased by 120 basis points in 2001 and by 30 basis points in 2000.

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

      None.

PART III

Item 14. Controls and Procedures

      As of the end of the period covered by this report, the Chairman of the Board and Chief Executive Officer and the Vice Chairman, Chief Financial Officer and Chief Accounting Officer of the Company (collectively, the “Certifying Officers”) have evaluated the effectiveness of the Company’s disclosure controls and procedures. These disclosure controls and procedures are those controls and procedures which are designed to insure that all of the information required to be disclosed by the Company in its periodic reports filed with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported within the time periods specified by the Commission rules and forms, and that the information is communicated to the Certifying Officers on a timely basis.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) and (2): Financial Statements and Financial Statement Schedule: The response to this portion of Item 15 is submitted as a separate section of this report.

      (a)(3) and (c): Exhibits: The response to this portion of Item 15 is submitted as a separate section of this report.

(b)	Reports on Form 8-K: Current Report on Form 8-K:

Form 8-K, event date November 15, 2002 (Item 7)

Form 8-K, event date December 5, 2002 (Item 9)
Form 8-K, event date December 16, 2002 (Item 7)
Form 8-K, event date December 31, 2002 (Item 7)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

FORM 10-K/A

Items 8, 14(a), and 14(c)

INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

      The following consolidated financial statements of the Company and its subsidiaries required to be included in Item 8 are listed below:

      The following financial statement schedule of the Company and its subsidiaries is included in Item 14(a)(2):

Schedule Number	Description	Page

II	Valuation and Qualifying Accounts	51

      All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

      The following exhibits of the Company and its subsidiaries are included in Item 14(c):

Exhibit
Number	Description

3.1	Restated Articles of Incorporation of the Company, as amended through December 9, 1992, filed November 3, 1993 (filed as an exhibit to Registration Statement No. 33-50913 and incorporated herein by reference).
3.2	Certificate of Determination of Preferences of Series A Market Auction Preferred Stock (filed December 9, 1992 as an exhibit to Registration Statement No. 33-54294 and incorporated herein by reference).
3.3	Certificate of Determination of Preferences of Series B Market Auction Preferred Stock (filed December 9, 1992 as an exhibit to Registration Statement 33-54294 and incorporated herein by reference).
3.4	Certificate of Determination of Preferences of Series C Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.5	Certificate of Determination of Preferences of Series D Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.6	Certificate of Determination of Preferences of Series E Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.7	Certificate of Determination of Preferences of Series F Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.8	Certificate of Determination of Preferences of Series G Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).
3.9	Certificate of Determination of Preferences of Series H Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).
3.10	Certificate of Determination of Preferences of Preferred Stock of the Company (filed as an exhibit to Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

Exhibit
Number	Description

3.11	By-Laws of the Company, including amendment thereto dated August 31, 1990 (filed as an exhibit to Registration Statement No. 33-37600 and incorporated herein by reference).
4.1	Indenture dated as of November 1, 1991, between the Company and U.S. Bank Trust National Association (successor to Continental Bank, National Association), as Trustee (filed as an exhibit to Registration Statement No. 33-43698 and incorporated herein by reference).
4.2	First supplemental indenture, dated as of November 1, 2000, to the Indenture between the Company and U.S. Bank Trust National Association. (filed as an exhibit to Form 10K for the year ended December 31, 2000 and incorporated herein by reference).
4.3	Second supplemental indenture, dated as of February 28, 2001, to the Indenture between the Company and U.S. Bank Trust National Association. (filed as an exhibit to Form 10Q for the quarter ended March 31, 2001 and incorporated herein by reference).
4.4	Third supplemental indenture, dated as of September 26, 2001, to the Indenture between the Company and U.S. Bank Trust National Association. (filed as an exhibit to Form 10Q for the quarter ended September 30, 2000 and incorporated herein by reference).
4.5	Indenture dated as of November 1, 2000, between the Company and the Bank of New York, as Trustee (filed as an exhibit to Registration No. 33-49566 and incorporated herein by reference).
4.6	The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
4.7	First supplemental indenture, dated as of August 16, 2002 to the indenture between the Company and the Bank of New York (filed as Exhibit 4.2 to Registration Statement No. 333-100340 and incorporated herein by reference).
4.8	Fourth supplemental indenture, dated as of November 6, 2002, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
4.9	Fifth supplemental indenture, dated as of December 27, 2002, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.1	Amendment to Revolving Credit Agreement, dated as of January 17, 2002 among the Company, Citicorp USA, Inc., and the other banks listed therein providing up to $1,000,000,000 (three year facility) (filed as an exhibit to Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.2	Revolving Credit Agreement, dated as of November 17, 1999 among the Company, Citicorp USA, Inc. and other banks listed therein (364 day facility) (filed as an exhibit to Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.3	Amendment to Revolving Credit Agreement, dated as of November 15, 2000, among the Company, Citicorp USA, Inc., and the other banks listed therein providing up to $1,800,000,000 (364 day facility). (filed as an exhibit to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.4	Second amendment to Revolving Credit Agreement, dated as of January 17, 2002, among the Company, Citicorp USA Inc., and the other banks listed therein providing up to $1,500,000,000 (364 day facility) (filed as an exhibit to Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.5	Aircraft Facility Agreement, dated as of January 19, 1999, among the Company, Halifax PLC and the other banks listed therein providing up to $4,327,260,000 for the financing of approximately seventy-five Airbus aircraft (filed as an exhibit to Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.6	Boeing Purchase Agreement No. 2241 and related letter agreements, all dated July 30, 1999, between the Company and the Boeing Company (filed as an exhibit to Form 10-Q for the quarter ended September 30, 1999) (confidential treatment granted).

Exhibit
Number	Description

10.7	Supplemental Agreement #5, dated December 29, 2000, to the Boeing Purchase Agreement No. 2241 between the Company and the Boeing Company (filed as an exhibit to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference). (confidential treatment granted).
12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.
23	Consent of PricewaterhouseCoopers LLP, dated February 2, 2004.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman of the Board and Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice Chairman, Chief Financial Officer and Chief Accounting Officer.
32.1	Certification under 18 U.S.C., Section 1350.

REPORT OF INDEPENDENT ACCOUNTANTS

To The Shareholders and Board of Directors

International Lease Finance Corporation
Los Angeles, California

      In our opinion, the consolidated financial statements listed in the accompanying index appearing under Items 15(a)(1) and (2) on page 24 present fairly, in all material respects, the financial position of International Lease Finance Corporation and its subsidiaries (the “Company”) at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As described in Note M, the consolidated financial statements have been restated to reflect a revision in the calculation of California state income taxes.

PricewaterhouseCoopers LLP

Los Angeles, California
March 13, 2003, except for the effects of the restatement as disclosed in Note M, as to which the date is February 2, 2004

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	December 31,

	Restated	Restated
	2002	2001

ASSETS
Cash, including interest bearing accounts of $65,693 (2002) and $78,295 (2001)	$66,049	$79,383
Current income taxes	179,030	159,411
Notes receivable	221,966	252,264
Net investment in finance leases	150,611	142,013
Flight equipment under operating leases	29,631,150	24,400,217
Less accumulated depreciation	4,343,403	3,417,020

	25,287,747	20,983,197
Deposits on flight equipment purchases	1,157,864	1,321,699
Accrued interest, other receivables and other assets	142,817	109,672
Derivative assets	170,395	20,799
Investments	64,067	56,236
Deferred debt issue costs — less accumulated amortization of $68,516 (2002) and $59,056 (2001)	35,571	28,747

	$27,476,117	$23,153,421

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued interest and other payables	$235,827	$265,107
Debt financing, net of deferred debt discount of $31,928 (2002) and $15,157 (2001)	18,716,644	15,461,007
Foreign currency adjustment	264,880	(92,129)
Derivative liabilities	135,853	185,858
Capital lease obligations	260,623	365,289
Security and other deposits on flight equipment	864,053	966,213
Rentals received in advance	129,244	114,874
Deferred income taxes	2,250,314	1,863,411
Commitments and contingencies — Note K
SHAREHOLDERS’ EQUITY
Preferred stock — no par value; 20,000,000 authorized shares: Series A Preferred Stock; $10,000,000 per share liquidation value; 40 shares issued and outstanding	—	400,000
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A, B and E (2002 and 2001), each series having 500 shares issued. Series A and B each having 500 (2002 and 2001) shares outstanding and Series E having 500 shares outstanding in 2001.	100,000	150,000
Common stock — no par value; 100,000,000 authorized shares, 39,769,520 (2002) and 35,818,122 shares (2001) issued and outstanding	653,582	3,582
Paid-in capital	579,955	579,955
Accumulated other comprehensive loss	(138,620)	(50,629)
Retained earnings	3,423,762	2,940,883

Total shareholders’ equity	4,618,679	4,023,791

	$27,476,117	$23,153,421

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands)

	Years Ended December 31,

	Restated	Restated	Restated
	2002	2001	2000

REVENUES:
Rental of flight equipment	$2,677,876	$2,473,784	$2,301,440
Flight equipment marketing	66,315	62,883	99,716
Interest and other	104,718	80,046	77,589

	2,848,909	2,616,713	2,478,745
EXPENSES:
Interest	846,353	792,611	773,539
Depreciation of flight equipment	954,246	802,850	705,715
Provision for overhauls	90,763	94,383	104,486
Flight equipment rent	75,372	107,992	140,956
Selling, general and administrative	88,872	65,158	47,856

	2,055,606	1,862,994	1,772,552

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	793,303	753,719	706,193
Provision for income taxes	264,779	251,819	235,304

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	528,524	501,900	470,889

Cumulative effect of accounting change (net of tax)	—	15,191	—

NET INCOME	$528,524	$517,091	$470,889

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Market Auction
	Preferred Stock		Preferred Stock		Common Stock			Accumulated
								Other	Restated
	Number of		Number of		Number of		Paid-in	Comprehensive	Retained	Restated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Total

Balance at December 31, 1999 (as previously reported)	4,000	$400,000			35,818,122	$3,582	$579,955		$2,226,655	$3,210,192
Cumulative effect of tax rate change (see Note M)									48,903	48,903

Balance at December 31, 1999, as restated	4,000	400,000			35,818,122	3,582	579,955		2,275,558	3,259,095
Common stock dividends									(206,000)	(206,000)
Preferred stock dividends									(18,570)	(18,570)
Comprehensive Income:
Net income									470,889	470,889
Other comprehensive income:
Foreign currency adjustment (net of tax of $5,399)								$9,256		9,256

Comprehensive Income										480,145

Balance at December 31, 2000, as restated	4,000	400,000			35,818,122	3,582	579,955	9,256	2,521,877	3,514,670
Repurchase of preferred stock	(2,500)	(250,000)								(250,000)
Issuance of preferred stock			40	$400,000						400,000
Common stock dividends									(83,500)	(83,500)
Preferred stock dividends									(14,624)	(14,624)
Liquidation of subsidiary									39	39
Comprehensive Income:
Net income									517,091	517,091
Other comprehensive income:
Foreign currency adjustment (net of tax of $3,734)								7,706		7,706
Cash flow derivative transactions (net of tax of $(25,371))								(47,118)		(47,118)
Cumulative effect of accounting change (net of tax of $8,180)								(20,473)		(20,473)

Comprehensive Income										457,206

Balance at December 31, 2001, as restated	1,500	150,000	40	400,000	35,818,122	3,582	579,955	(50,629)	2,940,883	4,023,791
Repurchase of preferred stock	(500)	(50,000)								(50,000)
Cancellation of preferred stock			(40)	(400,000)						(400,000)
Issuance of common stock					6,379,997	650,000				650,000
Common stock dividends									(26,000)	(26,000)
Preferred stock dividends									(19,645)	(19,645)
Comprehensive Income:
Net income									528,524	528,524
Other comprehensive income:
Foreign currency adjustment (net of tax of $(98,285))								(182,530)		(182,530)
Cash flow derivative transactions (net of tax of $50,905)								94,539		94,539

Comprehensive Income										440,533

Balance at December 31, 2002, as restated	1,000	$100,000	—	$—	42,198,119	$653,582	$579,955	$(138,620)	$3,423,762	$4,618,679

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,

	Restated	Restated	Restated
	2002	2001	2000

OPERATING ACTIVITIES:
Net income	$528,524	$517,091	$470,889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	954,246	802,850	705,715
Deferred income taxes	434,283	415,843	286,225
Foreign exchange adjustment of non-US $ denominated debt	357,009	(76,193)	—
Change in derivative instruments	(361,447)	91,201	—
Amortization of deferred debt issue costs	15,709	13,497	9,762
Increase in notes receivable	(56,706)	(37,286)	(76,237)
Equity in net loss (income) of affiliates	465	(702)	2,827
Change in unamortized debt discount	(23,020)	4,543	(6,753)
Changes in operating assets and liabilities:
Increase in accrued interest, other receivables and other assets	(33,146)	(35,921)	(15,894)
(Decrease) Increase in accrued interest and other payables	2,001	15,929	(36,025)
Increase in current income taxes receivable	(19,619)	(101,729)	(62,629)
Increase (decrease) in rentals received in advance	14,370	(14,278)	18,717

Net cash provided by operating activities	1,812,669	1,594,845	1,296,597

INVESTING ACTIVITIES:
Acquisition of flight equipment for operating leases	(5,420,761)	(4,109,812)	(2,990,287)
Acquisition of flight equipment for finance leases	(12,886)	(39,207)	(81,770)
Decrease (increase) in deposits and progress payments	163,835	(263,517)	(209,452)
Proceeds from disposal of flight equipment — net of gain	173,152	208,917	543,665
Advances on notes receivable	—	—	(20,702)
Collections on notes receivable	57,547	66,441	52,884
Collections on finance and sales-type leases (net of income amortized)	8,540	7,764	5,533
Decrease (increase) in investments	(262)	298	(42,286)
Dividends from unconsolidated subsidiaries	1,178	626	440

Net cash used in investing activities	(5,029,657)	(4,128,490)	(2,741,975)

FINANCING ACTIVITIES:
Issuance of common Stock	250,000	—	—
Issuance of preferred stock	—	400,000	—
Repurchase of preferred stock	(50,000)	(250,000)	—
Net change in commercial paper	716,639	(786,816)	1,310,328
Proceeds from debt financing	5,736,325	5,352,532	2,565,843
Payments in reduction of debt financing and capital lease obligations	(3,285,221)	(2,195,199)	(2,295,033)
Debt issue costs	(16,284)	(4,856)	(3,747)
Payment of common and preferred dividends	(45,645)	(98,085)	(224,570)
(Decrease) increase in customer deposits	(102,160)	60,799	104,101

Net cash provided by financing activities	3,203,654	2,478,375	1,456,922

Net (decrease) increase in cash	(13,334)	(55,270)	11,544
Cash at beginning of year	79,383	134,653	123,109

Cash at end of year	$66,049	$79,383	$134,653

(Table continued on next page)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	Years Ended December 31,

	Restated	Restated	Restated
	2002	2001	2000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest (net of amount, capitalized $58,274 (2002), $58,845 (2001), and $50,019 (2000))	$827,280	$747,006	$720,966
Income taxes, net	(149,885)	(54,115)	11,709

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

      Income Taxes: The Company and its U.S. subsidiaries are included in the consolidated federal income tax return of AIG. The provision for income taxes is calculated, generally on a separate return basis adjusted to give recognition to the effects of net operating losses, foreign tax credits and the benefit of the Foreign Sales Corporation (“FSC”) and Extraterritorial Income Exclusion (“ETI”) provisions of the Internal Revenue Code to the extent they are currently realizable in the AIG consolidated return. Income tax payments are made pursuant to a tax payment allocation agreement whereby AIG credits or charges the Company for the corresponding increase or decrease (not to exceed the separate return basis calculation) in AIG’s current taxes resulting from the inclusion of the Company in AIG’s consolidated tax return. Intercompany payments are made when such taxes are due or tax benefits are realized by AIG.

      The Company and its U.S. subsidiaries are included in the combined state unitary tax returns of AIG, including California. The Company also files separate returns in certain other states, as required. The provision for state income taxes is calculated, generally on a separate return basis giving effect to the AIG unitary rate and credits and charges allocated to ILFC by AIG, based upon the combined filings and the resultant current tax payable.

      The deferred tax liability is determined based on the difference between the financial statement and tax basis of assets and liabilities and is measured at the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is determined by the change in the liability for deferred taxes (“Liability Method”). Current income taxes on the Consolidated Balance Sheet principally represent amounts receivable from AIG under the tax sharing agreements.

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

      Minimum future rental expense for 2003 is $36,155 at December 31, 2002.

Note I — Income Taxes

      The provision (benefit) for income taxes is comprised of the following:

	Restated	Restated	Restated
	2002	2001	2000

Current:
Federal(a)	$(169,073)	$(154,680)	$(49,989)
State	(1,575)	(1,122)	(140)
Foreign	1,145	(42)	(791)

	(169,503)	(155,844)	(50,920)
Deferred(b):
Federal	426,398	405,287	279,685
State	7,884	2,376	6,539

	434,282	407,663	286,224

	$264,779	$251,819	$235,304

(a)	Including U.S. tax on foreign income

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note I — Income Taxes (Continued)

(b)	Deferred taxes were also provided (charged) to other comprehensive income of $47,380 (2002), $(32,661) (2001) and $5,399 (2000), respectively, and for cumulative effect of accounting change of $8,180 (2001).

      The provision for deferred income taxes is comprised of the following temporary differences:

	Restated	Restated	Restated
	2002	2001	2000

Accelerated depreciation on flight equipment	$474,472	$400,486	$278,490
Excess of state income taxes not currently deductible for Federal income tax purposes	(2,360)	(196)	(1,974)
Tax versus book lease differences	(27,606)	10,865	20,994
Provision for overhauls	7,838	4,313	(6,446)
Capitalized overhauls	(29,340)	—	—
Rentals received in advance	(6,001)	4,221	(4,989)
Derivatives	1,443	(5,832)	—
Straight line rents	9,639	(1,148)	(431)
Change in state apportionment factor	2,249	(2,323)	2,779
Other	3,948	(2,723)	(2,199)

	$434,282	$407,663	$286,224

      The deferred tax liability consists of the following deferred tax liabilities (assets):

	Restated	Restated
	2002	2001

Accelerated depreciation on flight equipment	$2,301,339	$1,824,696
Excess of state income taxes not currently deductible for Federal income tax purposes	(9,227)	(6,867)
Tax versus book lease differences	125,450	152,870
Provision for overhauls	(41,984)	(49,751)
Capitalized overhauls	(29,340)	—
Rentals received in advance	(50,995)	(44,931)
Straight line rents	26,412	16,750
Derivatives	3,793	2,347
Other comprehensive income	(74,642)	(27,262)
Other	(492)	(4,441)

	$2,250,314	$1,863,411

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note I — Income Taxes (Continued)

      A reconciliation of computed expected total provision for income taxes to the amount recorded is as follows:

	Restated	Restated	Restated
	2002	2001	2000

Computed expected provision based upon a federal rate of 35%	$277,656	$263,802	$247,168
State income taxes, net of Federal income taxes	4,101	816	4,160
Foreign sales corporation and extraterritorial income benefit	(18,517)	(6,590)	(13,499)
Foreign taxes(a)	2,564	(6,080)	(3,997)
Other	(1,025)	(129)	1,472

	$264,779	$251,819	$235,304

(a)	Includes realized Canadian tax credit in 2001 for taxes paid in prior years.

      During 2002, the Company settled an open audit issue with the Internal Revenue Service which required the Company to capitalize for tax purposes certain overhaul reimbursements made between 1991 and 2001. The adjustment had no impact on the total provision but required the Company to establish a current tax liability and a corresponding deferred tax asset of $25,663 in 2002. Such amount is reflected in the Company’s 2002 current and deferred provision.

      Federal tax benefits provided by the Foreign Sales Corporation and the Extraterritorial Income Exclusion provisions of the Internal Revenue Code may not be available in 2003. The World Trade Organization has ruled that these are unfair export subsidies, and the European Union has threatened trade sanctions if these subsidies are not repealed by the United States. To avoid these sanctions, the United States may repeal the legislation that provides for FSC and ETI export benefits.

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

Note M — Restatement

      The Company has historically provided for California state income taxes by using a rate based on a calculation of its stand-alone apportionment rate. For federal tax purposes, and in recognition of its tax sharing agreement with AIG, the Company had historically adjusted its provision to reflect charges and credits allocated to the Company by AIG. For state tax purposes, the current provision was adjusted to reflect the AIG unitary tax rate for California but the deferred provision was not adjusted. The Company has concluded that generally accepted accounting principles require that its federal and state tax methodologies should be consistent. As a result, the Company has restated its financial position and results of operations to reflect the AIG California unitary tax rate in its calculation of California state income taxes. In addition, the income tax policy in Note A to the Consolidated Financial Statements has been revised to more clearly define the Company’s policy. The revision generally reduces state income tax expense in previously reported years (see Note I). The effect on the consolidated financial statements is as follows:

	2002		2001		2000

	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated

Consolidated balance sheets:
Current income taxes	$193,526	$179,030	$173,280	$159,411
Total assets	27,490,613	27,476,117	23,167,290	23,153,421
Deferred income taxes	2,322,327	2,250,314	1,937,396	1,863,411
Retained earnings	3,366,245	3,423,762	2,880,767	2,940,883	$2,470,986	$2,521,877
Shareholders’ equity	4,561,162	4,618,679	3,963,675	4,023,791	3,463,779	3,514,670
Consolidated statements of income:
Provision for income taxes	262,180	264,779	261,044	251,819	237,292	235,304
Income before cumulative effect of accounting change	531,123	528,524	492,675	501,900	468,901	470,889
Net income	531,123	528,524	507,866	517,091	468,901	470,889

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

COL. A	COL. B	COL. C		COL. D	COL. E

		ADDITIONS
			Charged to
	Balance at	Charged to	Other
	Beginning of	Costs and	Accounts —	Deductions —	Balance at
Description	Period	Expenses	Describe	Describe(a)	End of Period

	(Dollars in thousands)
Reserve for overhaul:
Year ended December 31, 2002	$142,715	$90,763		$115,234	$118,244
Year ended December 31, 2001	$154,865	$94,383		$106,533	$142,715
Year ended December 31, 2000	$136,451	$104,486		$86,072	$154,865

(a)	Reimbursements to lessees for overhauls performed and amounts transferred to buyers for aircraft sold.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 2, 2004

INTERNATIONAL LEASE FINANCE CORPORATION

By	/s/ ALAN H. LUND

Alan H. Lund
Vice Chairman of the Board and
Chief Financial Officer

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