Form 10-Q/A
period 2003-03-31
INTERNATIONAL LEASE FINANCE CORP
filed 2004-02-20
CIK 714311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

QUARTERLY REPORT

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _________________________

Commission file number 0-11350

INTERNATIONAL LEASE FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

California	22-3059110
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10250 Constellation Blvd., Los Angeles, California	90067
(Address of principal executive offices)	(Zip Code)

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

Explanatory Note

     The Company has historically provided for California state income taxes by using a rate based on a calculation of its stand-alone apportionment rate. For federal tax purposes, and in recognition of its tax payment allocation agreement with American International Group, Inc. (“AIG”), the Company had historically adjusted its provision to reflect charges and credits allocated to the Company by AIG. For state tax purposes, the current provision was adjusted to reflect the AIG unitary tax rate for California but the deferred provision was not adjusted. The Company has concluded that generally accepted accounting principles require that its federal and state tax methodologies should be consistent. As a result, the Company has restated its financial position and results of operations to reflect the AIG California unitary tax rate in its calculation of California state income taxes. The revision generally reduces state income tax expense in previously reported periods.

     This Form 10-Q/A restates the previously issued Condensed Consolidated Financial Statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Condensed Consolidated Financial Statements, including “Note C to the Condensed Consolidated Financial Statements” for the impact of the restatement on each period presented.

     This amendment to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003 amends and restates only those items of the previously filed Form 10-Q which have been affected by the restatement, although all items of the Form 10-Q are reproduced in this amendment. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update such disclosures except as required to reflect the effects of the restatement. For additional information regarding the restatement, see “Note C to Condensed Consolidated Financial Statements” included in Part I, Item 1.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	Restated	Restated
	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Cash, including interest bearing accounts of $85,273 (2003) and $65,693 (2002)	$86,665	$66,049
Current income taxes receivable	252,268	179,030
Notes receivable and net investment in finance leases	463,859	372,577
Flight equipment under operating leases	31,376,024	29,631,150
Less accumulated depreciation	4,607,555	4,343,403

	26,768,469	25,287,747
Deposits on flight equipment purchases	1,169,735	1,157,864
Accrued interest, other receivables and other assets	166,491	142,817
Derivative assets	238,738	170,395
Investments	63,441	64,067
Deferred debt issue costs — less accumulated amortization of $73,237 (2003) and $68,516 (2002)	40,216	35,571

	$29,249,882	$27,476,117

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued interest and other payables	$320,593	$235,827
Debt financing, net of deferred debt discount of $23,271 (2003) and $31,928 (2002)	20,099,045	18,716,644
Foreign currency adjustment	330,040	264,880
Derivative liabilities	112,833	135,853
Capital lease obligations	242,203	260,623
Security and other deposits on flight equipment	880,420	864,053
Rentals received in advance	138,311	129,244
Deferred income taxes	2,389,900	2,250,314
SHAREHOLDERS’ EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B each having 500 shares issued and outstanding	100,000	100,000
Common stock—no par value; 100,000,000 authorized shares, 42,198,119 issued and outstanding	653,582	653,582
Paid-in capital	579,955	579,955
Accumulated other comprehensive loss	(119,044)	(138,620)
Retained earnings	3,522,044	3,423,762

Total shareholders’ equity	4,736,537	4,618,679

	$29,249,882	$27,476,117

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Dollars in thousands)

	Restated	Restated
	2003	2002

	(Unaudited)
REVENUES
Rental of flight equipment	$701,495	$609,009
Flight equipment marketing	7,950	13,260
Interest and other	12,899	20,265

	722,344	642,534

EXPENSES
Interest	219,110	188,186
Depreciation of flight equipment	264,147	216,767
Flight equipment rent	13,482	19,400
Provision for overhauls	28,223	21,294
Selling, general and administrative	20,577	21,523

	545,539	467,170

INCOME BEFORE INCOME TAXES	176,805	175,364
Provision for income taxes	57,504	59,437

NET INCOME	119,301	115,927

COMPREHENSIVE INCOME (NET OF TAX)
Net changes in cash flow hedges	61,930	26,889
Foreign currency adjustment	(42,354)	7,212

	19,576	34,101

COMPREHENSIVE INCOME	$138,877	$150,028

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Dollars in thousands)

	Restated	Restated
	2003	2002

	(Unaudited)
OPERATING ACTIVITIES
Net income	$119,301	$115,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	264,147	216,767
Deferred income taxes	129,045	109,076
Foreign exchange adjustment	65,160	(2,356)
Change in derivative instruments	(67,611)	2,519
Amortization of deferred debt issue costs	4,721	3,726
Equity in net loss (income) of affiliates	238	(686)
Change in unamortized debt discount	8,657	(9,789)
Changes in operating assets and liabilities:
Increase in notes receivable and finance leases	(6,992)	(1,228)
Increase in accrued interest, other receivables and other assets	(23,675)	(6,788)
Increase in current income taxes receivable	(73,238)	(51,705)
Increase in accrued interest and other payables	91,138	81,338
Increase in rentals received in advance	9,067	8,423

Net cash provided by operating activities	519,958	465,224

INVESTING ACTIVITIES
Acquisition of flight equipment for operating leases	(1,744,874)	(1,705,703)
Increase in notes receivable and finance leases	(94,194)	—
Increase in deposits and progress payments	(11,871)	(36,890)
Proceeds from disposal of flight equipment – net of gain	—	36,215
Collections on notes receivable and finance leases	9,904	7,760
Other	388	289

Net cash used in investing activities	(1,840,647)	(1,698,329)

FINANCING ACTIVITIES
Repurchase of preferred stock	—	(33,500)
Net change in commercial paper	(213,789)	(20,793)
Proceeds from debt financing	2,876,000	2,169,000
Payments in reduction of debt financing and capital lease obligations	(1,306,886)	(840,728)
Debt issue costs	(9,366)	(11,594)
Increase (decrease) in customer deposits	16,367	(7,120)
Payment of common and preferred dividends	(21,021)	(13,138)

Net cash provided by financing activities	1,341,305	1,242,127

Increase in cash	20,616	9,022
Cash at beginning of period	66,049	79,383

Cash at end of period	$86,665	$88,405

(Table continued on following page)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Dollars in thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Restated	Restated
	2003	2002

	(Unaudited)
Cash paid during the period for:
Interest (net of amount capitalized of $13,100 (2003) and
$15,634 (2002))	$120,551	$100,513
Income taxes (net of refunds)	1,698	2,065

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Dollars in thousands)
(Unaudited)

A.	Basis of Preparation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments considered necessary for a fair presentation have been included. Except for the restatement of the previous financial statements as described below, the adjustments made were of a normal recurring nature. Certain reclassifications have been made to the 2002 unaudited condensed consolidated financial statements to conform to the 2003 presentation. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2002.

     As further discussed in Note C, in 2004 the Company restated its consolidated financial statements for the year ended December 31, 2002, and for all quarterly periods during the year ended December 31, 2002. The Company also restated its condensed consolidated financial statements for the interim period ended March 31, 2003.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Dollars in thousands)
(Unaudited)

C.	Restatement

     The Company has historically provided for California state income taxes by using a rate based on a calculation of its stand-alone apportionment rate. For federal tax purposes, and in recognition of its tax sharing agreement with AIG, the Company had historically adjusted its provision to reflect charges and credits allocated to the Company by AIG. For state tax purposes, the current provision was adjusted to reflect the AIG Unitary tax rate for California but the deferred provision was not adjusted. The Company has concluded that generally accepted accounting principles require that its federal and state tax methodologies should be consistent. As a result, the Company has restated its financial position and results of operations to reflect the AIG California Unitary tax rate. The revision generally reduces state income tax expense in previously reported periods. The effect on the condensed consolidated financial statements is as follows:

	March 31, 2003		December 31, 2002

	As Reported	As Restated	As Reported	As Restated

Consolidated balance sheets:
Current income taxes	$263,503	$252,268	$193,526	$179,030
Total assets	29,261,117	29,249,882	27,490,613	27,476,117
Deferred income taxes	2,460,772	2,389,900	2,322,327	2,250,314
Retained earnings	3,462,407	3,522,044	3,366,245	3,423,762
Shareholders equity	4,676,900	4,736,537	4,561,162	4,618,679

	Three Months Ended		Three Months Ended
	March 31, 2003		March 31, 2002

	As Reported	As Restated	As Reported	As Restated

Consolidated statements of income:
Provision for income taxes	$59,624	$57,504	$62,059	$59,437
Net income	117,181	119,301	113,305	115,927

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As more fully described in the Explanatory Note and in Note C to the Condensed Consolidated Financial Statements, in 2004, the Company restated its consolidated financial statements for the year ended December 31, 2002 and the interim periods within that year. The Company also restated its condensed consolidated financial statements for the interim period ended March 31, 2003.

     Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to our operating results for the three months ended March 31, 2002 and 2003.

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

     The provision for income taxes decreased to $57.5 million in 2003 compared to $59.4 million in 2002. The effective tax rate decreased to 32.5% from 33.9% in the first quarter 2003 compared to 2002. The decrease resulted from the increased impact of the Extraterritorial Income regime due to new deliveries in 2003.

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

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Rule 13a-14 (a) / 15d-14 (a) Certification of Chairman of the Board and Chief Executive Officer

31.2	Rule 13a-14 (a) / 15d-14 (a) Certification of Vice Chairman, Chief Financial Officer and Chief Accounting Officer

32.1	Certification under 18 U.S.C., Section 1350

b)	Reports on Form 8-K:

Form 8-K, event date January 8, 2003 (Item 7)

Form 8-K, event date January 24, 2003 (Item 7)

Form 8-K, event date February 5, 2003 (Item 7)

Form 8-K, event date March 14, 2003 (Item 7)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL LEASE FINANCE CORPORATION

February 19, 2004	/S/ Steven F. Udvar-Hazy

STEVEN F. UDVAR-HAZY
Chairman of the Board and Chief Executive Officer

February 19, 2004	/S/ Alan H. Lund

ALAN H. LUND
Vice Chairman, Chief Financial Officer and Chief Accounting Officer

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit No.

12	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Rule 13a-14 (a) / 15d-14 (a) Certification of Chairman of the Board and Chief Executive Officer

31.2	Rule 13a-14 (a) / 15d-14 (a) Certification of Vice Chairman, Chief Financial Officer and Chief Accounting Officer

32.1	Certification under 18 U.S.C., Section 1350