Form 10-Q/A
period 2003-06-30
INTERNATIONAL LEASE FINANCE CORP
filed 2004-02-20
CIK 714311

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
Commission file number 0-11350

INTERNATIONAL LEASE FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	22-3059110 (I.R.S. Employer Identification No.)

10250 Constellation Blvd., Los Angeles, California (Address of principal executive offices)	90067 (Zip Code)

Registrant’s telephone number, including area code:     (310) 788-1999

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes	No	X

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

     This Form 10-Q/A restates the previously issued Condensed Consolidated Financial Statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Condensed Consolidated Financial Statements, including “Note D to the Condensed Consolidated Financial Statements” for the impact of the restatement on each period presented.

     This amendment to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2003 amends and restates only those items of the previously filed Form 10-Q which have been affected by the restatement, although all items of the Form 10-Q are reproduced in this amendment. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update such disclosures except as required to reflect the effects of the restatement. For additional information regarding the restatement, see “Note D to Condensed Consolidated Financial Statements” included in Part I, Item 1.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	Restated	Restated
	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Cash, including interest bearing accounts of $54,050 (2003) and $65,693 (2002)	$57,138	$66,049
Current income taxes receivable	123,855	179,030
Notes receivable and net investment in finance leases	553,609	372,577
Flight equipment under operating leases	33,204,057	29,631,150
Less accumulated depreciation	4,886,676	4,343,403

	28,317,381	25,287,747
Deposits on flight equipment purchases	1,032,535	1,157,864
Accrued interest, other receivables and other assets	223,588	142,817
Derivative assets	396,707	170,395
Investments	63,249	64,067
Deferred debt issue costs — less accumulated amortization of $52,801 (2003) and $68,516 (2002)	45,191	35,571

	$30,813,253	$27,476,117

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued interest and other payables	$308,690	$235,827
Debt financing, net of deferred debt discount of $27,706 (2003) and $31,928 (2002)	21,403,186	18,716,644
Foreign currency adjustment	434,590	264,880
Derivative liabilities	109,743	135,853
Capital lease obligations	205,651	260,623
Security and other deposits on flight equipment	826,675	864,053
Rentals received in advance	143,585	129,244
Deferred income taxes	2,522,369	2,250,314
SHAREHOLDERS’ EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B each having 500 shares issued and outstanding	100,000	100,000
Common stock—no par value; 100,000,000 authorized shares, 42,198,119 issued and outstanding	653,582	653,582
Paid-in capital	579,955	579,955
Accumulated other comprehensive loss	(107,729)	(138,620)
Retained earnings	3,632,956	3,423,762

Total shareholders’ equity	4,858,764	4,618,679

	$30,813,253	$27,476,117

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
(Dollars in thousands)

	Restated	Restated
	2003	2002

	(Unaudited)
REVENUES
Rental of flight equipment	$741,945	$680,324
Flight equipment marketing	6,957	6,380
Interest and other	15,507	39,778

	764,409	726,482

EXPENSES
Interest	236,989	218,892
Depreciation of flight equipment	282,094	235,691
Flight equipment rent	13,302	19,354
Provision for overhauls	26,390	18,763
Selling, general and administrative	19,284	22,209

	578,059	514,909

INCOME BEFORE INCOME TAXES	186,350	211,573
Provision for income taxes	63,402	73,340

NET INCOME	122,948	138,233

COMPREHENSIVE INCOME (NET OF TAX)
Net changes in cash flow hedges	79,272	61,225
Foreign currency adjustment	(67,958)	(102,079)

	11,314	(40,854)

COMPREHENSIVE INCOME	$134,262	$97,379

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(Dollars in thousands)

	Restated	Restated
	2003	2002

	(Unaudited)
REVENUES
Rental of flight equipment	$1,443,440	$1,289,333
Flight equipment marketing	14,907	19,640
Interest and other	28,406	60,043

	1,486,753	1,369,016

EXPENSES
Interest	456,100	407,078
Depreciation of flight equipment	546,240	452,458
Flight equipment rent	26,784	38,754
Provision for overhauls	54,614	40,057
Selling, general and administrative	39,860	43,732

	1,123,598	982,079

INCOME BEFORE INCOME TAXES	363,155	386,937
Provision for income taxes	120,906	132,777

NET INCOME	242,249	254,160

COMPREHENSIVE INCOME (NET OF TAX)
Net changes in cash flow hedges	141,203	88,114
Foreign currency adjustment	(110,311)	(94,867)

	30,892	(6,753)

COMPREHENSIVE INCOME	$273,141	$247,407

SUPPLEMENTAL COMPREHENSIVE INCOME INFORMATION
Cumulative foreign currency adjustment, net of tax	$(282,484)	$(84,510)
Cumulative cash flow hedge loss adjustment, net of tax	174,755	27,128

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(Dollars in thousands)

	Restated	Restated
	2003	2002

	(Unaudited)
OPERATING ACTIVITIES
Net income	$242,249	$254,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	546,240	452,458
Deferred income taxes	255,421	223,597
Foreign exchange adjustment	169,710	20,627
Change in derivative instruments	(172,369)	(20,020)
Amortization of deferred debt issue costs	27,349	3,726
Change in unamortized debt discount	4,222	(21,216)
Other	478	3,837
Changes in operating assets and liabilities:
Decrease (increase) in notes receivable	3,260	(18,208)
Increase in accrued interest, other receivables and other assets	(80,772)	(47,670)
Decrease in current income taxes receivable	55,175	63,336
Increase in accrued interest and other payables	40,342	54,913
Increase in rentals received in advance	14,342	14,540

Net cash provided by operating activities	1,105,647	984,080

INVESTING ACTIVITIES
Acquisition of flight equipment for operating leases	(3,589,924)	(3,464,404)
Acquisition of flight equipment for finance leases	(165,202)	—
Increase in notes receivable	(30,198)	—
Decrease in deposits and progress payments	125,329	97,134
Proceeds from disposal of flight equipment — net of gain	—	36,215
Collections on notes receivable and sales-type leases	24,649	16,766
Other	844	364

Net cash used in investing activities	(3,634,502)	(3,313,925)

FINANCING ACTIVITIES
Repurchase of preferred stock	—	(50,000)
Net change in commercial paper	(891,756)	248,511
Proceeds from debt financing	5,609,662	4,782,799
Payments in reduction of debt financing and capital lease obligations	(2,090,559)	(2,467,513)
Debt issue costs	(36,969)	(14,511)
Decrease in customer deposits	(37,378)	(105,521)
Payment of common and preferred dividends	(33,056)	(29,406)

Net cash provided by financing activities	2,519,944	2,364,359

Increase (decrease) in cash	(8,911)	34,514
Cash at beginning of period	66,049	79,383

Cash at end of period	$57,138	$113,897

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments considered necessary for a fair presentation have been included. Except for the restatement of the previous financial statements as described below, the adjustments made were of a normal recurring nature. Certain reclassifications have been made to the 2002 unaudited condensed consolidated financial statements to conform to the 2003 presentation. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10K/A for the year ended December 31, 2002.

     As further discussed in Note D, in 2004 the Company restated its consolidated financial statements for the year ended December 31, 2002, and for all quarterly periods during the year ended December 31, 2002. The Company also restated its condensed consolidated financial statements for the interim periods ended March 31, 2003 and June 30, 2003.

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

D.	Restatement

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

	June 30, 2003		December 31, 2002

	As Reported	As Restated	As Reported	As Restated
Consolidated balance sheets:
Current income taxes	$131,653	$123,855	$193,526	$179,030
Total assets	30,821,051	30,813,253	27,490,613	27,476,117
Deferred income taxes	2,592,038	2,522,369	2,322,327	2,250,314
Retained earnings	3,571,085	3,632,956	3,366,245	3,423,762
Shareholders equity	4,796,893	4,858,764	4,561,162	4,618,679

	Three Months Ended		Three Months Ended
	June 30, 2003		June 30, 2002

	As Reported	As Restated	As Reported	As Restated
Consolidated statements of income:
Provision for income taxes	$65,636	$63,402	$76,490	$73,340
Net income	120,714	122,948	135,083	138,233

	Six Months Ended		Six Months Ended
	June 30, 2003		June 30, 2002

	As Reported	As Restated	As Reported	As Restated
Consolidated statements of income:
Provision for income taxes	$125,260	$120,906	$138,549	$132,777
Net income	237,895	242,249	248,388	254,160

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

     As more fully described in the Explanatory Note and in Note D to the Condensed Consolidated Financial Statements, in 2004, the Company restated its consolidated financial statements for the year ended December 31, 2002 and the interim periods within that year. The Company also restated its condensed consolidated financial statements for the interim periods ended March 31, 2003 and June 30, 2003.

     Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to our operating results for the three and six months ended June 30, 2002 and 2003.

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

Commercial Paper

     The Company currently has a $4.8 billion Commercial Paper Program. Under this program, the Company may borrow in minimum increments of $100,000 for a period from one day to 270 days. Notwithstanding the program’s size, it is the Company’s intention to sell commercial paper to a maximum amount that is no more than an expected range of 100% — 115% of the aggregate amount of the backup facilities available (see Bank Commitments). The weighted average interest rate of the Company’s Commercial Paper Program was 1.12% at June 30, 2003 and 1.46% at December 31, 2002.

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

     Lease margin (Rental of flight equipment less total expense, divided by Rental of flight equipment) is a measure by which the Company isolates and evaluates the overall profitability of its contractual leasing operations, which constitutes the Company’s primary revenue generating activity. The Company’s lease margin for the period decreased to 22.1% in 2003 compared to 24.3% for the same period in 2002. The most directly comparable GAAP financial measure is income before income taxes divided by total revenues, which was 24.4% in 2003 compared to 29.1% for the same period in 2002, and the difference between this calculation and the lease margin is the exclusion of revenues from flight equipment marketing and interest and other that aggregated $22.5 million and $46.2 million in 2003 and 2002, respectively. The Company expects factors described in Industry Conditions to further negatively impact revenues in 2003 and beyond as airlines continue to experience financial difficulties. At June 30, 2003 the Company’s fleet, on which it earns rental revenue, consisted of 616 aircraft compared to a fleet of 532 aircraft at June 30, 2002. The cost of the leased fleet, which includes aircraft subject to sale-lease back transactions from which rental income is earned, increased to $34.2 billion at June 30, 2003 compared to $29.1 billion at June 30, 2002.

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

     The provision for income taxes decreased to $63.4 million in 2003 compared to $73.3 million in 2002. The effective tax rate decreased to 34.0% from 34.6% for the second quarter 2003 compared to the same period in 2002. The decrease resulted from the increased impact of the Extraterritorial Income Exclusion Act of 2000 due to new deliveries in 2003.

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

     Provision for overhauls increased to $54.6 million in 2003 compared to $40.1 million in 2002 due to an increase in the aggregate number of hours flown on which the Company collects overhaul revenue and against which the provision is computed.

     The provision for income taxes decreased to $120.9 million in 2003 compared to $132.8 million in 2002. The effective tax rate decreased to 33.3% from 34.3% for the six months ended June 30, 2003 compared to 2002. The decrease resulted from the increased impact of the Extraterritorial Income Exclusion Act of 2000 due to new deliveries in 2003.

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

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits
	1.	Amended and Restated Programme Agreement, dated May 16, 2003, between the Company and the Dealers named therein (filed an exhibit to Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference)
	3.	Unanimous Written Consent of Sole Stockholder of the Company, dated January 2, 2002, amending the By-Laws of the Company (filed an exhibit to Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference)
	4.	Supplemental Agency Agreement, dated May 16, 2003, between the Company, Citibank, N.A. and Dexia Banque International a Luxembourg S.A. (filed an exhibit to Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference)
	12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends
	31.1	Rule 13a-14 (a) / 15d-14 (a) Certification of Chairman of the Board and Chief Executive Officer
	31.2	Rule 13a-14 (a) / 15d-14 (a) Certification of Vice Chairman, Chief Financial Officer and Chief Accounting Officer
	32.1	Certification under 18 U.S.C., Section 1350

b)	Reports on Form 8-K:

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

ALAN H. LUND
Vice Chairman, Chief Financial Officer and Chief Accounting Officer

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS

     Exhibit No.

1.	Amended and Restated Programme Agreement, dated May 16, 2003, between the Company and the Dealers named therein (filed an exhibit to Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference)
3.	Unanimous Written Consent of Sole Stockholder of the Company, dated January 2, 2002, amending the By-Laws of the Company (filed an exhibit to Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference)
4.	Supplemental Agency Agreement, dated May 16, 2003, between the Company, Citibank, N.A. and Dexia Banque International a Luxembourg S.A. (filed an exhibit to Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference)
12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends
31.1	Rule 13a-14 (a) / 15d-14 (a) Certification of Chairman of the Board and Chief Executive Officer
31.2	Rule 13a-14 (a) / 15d-14 (a) Certification of Vice Chairman, Chief Financial Officer and Chief Accounting Officer
32.1	Certification under 18 U.S.C., Section 1350