Form 10-Q/A
period 2003-09-30
INTERNATIONAL LEASE FINANCE CORP
filed 2004-02-20
CIK 714311

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

     This Form 10-Q/A restates the previously issued Condensed Consolidated Financial Statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Condensed Consolidated Financial Statements, including “Note E to the Condensed Consolidated Financial Statements” for the impact of the restatement on each period presented.

     This amendment to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2003 amends and restates only those items of the previously filed Form 10-Q which have been affected by the restatement, although all items of the Form 10-Q are reproduced in this amendment. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update such disclosures except as required to reflect the effects of the restatement. For additional information regarding the restatement, see “Note E to Condensed Consolidated Financial Statements” included in Part I, Item 1.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT

		Page

Part I	Financial Information
Item 1	Financial Statements (Unaudited) (as restated)
	Condensed Consolidated Balance Sheets September 30, 2003 and December 31,2002
	Condensed Consolidated Statements of Income and Comprehensive Income Three Months Ended September 30, 2003 and 2002
	Condensed Consolidated Statements of Income and Comprehensive Income Nine Months Ended September 30, 2003 and 2002
	Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2003 and 2002
	Notes to Condensed Consolidated Financial Statements	9
	Cautionary Statement Regarding Forward Looking Information
Item 2	Management’s Discussion and Analysis of the Financial Condition and
	Results of Operations	13
Item 3	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4	Controls and Procedures	22
Part II	Other Information
Item 6	Exhibits and Reports on Form 8-K	23
	Signatures	24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	Restated	Restated
	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Cash, including interest bearing accounts of $86,312 (2003) and $65,693 (2002)	$159,683	$66,049
Current income taxes receivable	61,190	179,030
Notes receivable and net investment in finance leases	525,470	372,577
Flight equipment under operating leases	32,894,656	29,631,150
Less accumulated depreciation	4,987,488	4,343,403

	27,907,168	25,287,747
Deposits on flight equipment purchases	1,187,652	1,157,864
Accrued interest, other receivables and other assets	183,141	142,817
Derivative assets	441,732	170,395
	62,834	64,067
Investments	49,852	35,571

Deferred debt issue costs — less accumulated amortization of $57,470 (2003) and $68,516 (2002)	$30,578,722	$27,476,117

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued interest and other payables	$368,318	$235,827
Debt financing, net of deferred debt discount of $25,775 (2003) and $31,928 (2002)	20,934,942	18,716,644
Foreign currency adjustment	502,128	264,880
Derivative liabilities	79,805	135,853
Capital lease obligations	180,954	260,623
Security and other deposits on flight equipment	835,128	864,053
Rentals received in advance	141,670	129,244
Deferred income taxes	2,532,713	2,250,314
SHAREHOLDERS’ EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B each having 500 shares issued and outstanding	100,000	100,000
Common stock—no par value; 100,000,000 authorized shares, 42,198,119 issued and outstanding	653,582	653,582
Paid-in capital	579,955	579,955
Accumulated other comprehensive loss	(93,290)	(138,620)
Retained earnings	3,762,817	3,423,762

Total shareholders’ equity	5,003,064	4,618,679

	$30,578,722	$27,476,117

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Dollars in thousands)

	Restated	Restated
	2003	2002

	(Unaudited)
REVENUES
Rental of flight equipment	$753,551	$686,833
Flight equipment marketing	33,437	15,256
Interest and other	9,167	28,089

	796,155	730,178

EXPENSES
Interest	233,041	218,410
Depreciation of flight equipment	295,591	247,580
Flight equipment rent	10,324	19,343
Provision for overhauls	31,671	28,548
Selling, general and administrative	21,032	23,562

	591,659	537,443

INCOME BEFORE INCOME TAXES	204,496	192,735
Provision for income taxes	64,765	64,266

NET INCOME	139,731	128,469

COMPREHENSIVE INCOME (NET OF TAX)
Net changes in cash flow hedges	45,327	(49,651)
Foreign currency adjustment	(30,888)	(8,531)

	14,439	(58,182)

COMPREHENSIVE INCOME	$154,170	$70,287

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Dollars in thousands)

	Restated	Restated
	2003	2002

	(Unaudited)
REVENUES
Rental of flight equipment	$2,196,991	$1,976,166
Flight equipment marketing	48,344	34,896
Interest and other	37,573	88,132

	2,282,908	2,099,194

EXPENSES
Interest	689,141	625,488
Depreciation of flight equipment	841,831	700,038
Flight equipment rent	37,108	58,097
Provision for overhauls	86,284	68,605
Selling, general and administrative	60,893	67,294

	1,715,257	1,519,522

INCOME BEFORE INCOME TAXES	567,651	579,672
Provision for income taxes	185,671	197,043

NET INCOME	381,980	382,629

COMPREHENSIVE INCOME (NET OF TAX)
Net changes in cash flow hedges	186,530	38,463
Foreign currency adjustment	(141,200)	(103,398)

	45,330	(64,935)

COMPREHENSIVE INCOME	$427,310	$317,694

SUPPLEMENTAL COMPREHENSIVE INCOME INFORMATION
Cumulative foreign currency adjustment, net of tax	$(313,371)	$(22,523)
Cumulative cash flow hedge loss adjustment, net of tax	220,081	(93,041)

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Dollars in thousands)

	Restated	Restated
	2003	2002

	(Unaudited)
OPERATING ACTIVITIES
Net income	$381,980	$382,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	841,831	700,038
Deferred income taxes	257,990	327,043
Foreign exchange adjustment	20,018	26,874
Change in derivative instruments	(40,416)	(20,719)
Amortization of deferred debt issue costs	30,268	13,960
Change in unamortized debt discount	6,153	(20,891)
Other	598	(1,606)
Changes in operating assets and liabilities:
Increase in notes receivable	(11,519)	(40,507)
Increase in accrued interest, other receivables and other assets	(40,325)	(99,899)
Decrease in current income taxes receivable	117,840	22,449
Increase in accrued interest and other payables	136,086	149,234
Increase in rentals received in advance	12,426	14,015

Net cash provided by operating activities	1,712,930	1,452,620

INVESTING ACTIVITIES
Acquisition of flight equipment for operating leases	(4,223,607)	(3,993,075)
Acquisition of flight equipment for finance leases	(165,202)	(12,886)
Increase in notes receivable	(30,198)	(28,775)
(Increase) decrease in deposits and progress payments	(29,788)	38,857
Proceeds from disposal of flight equipment — net of gain	773,431	88,281
Collections on notes receivable and sales-type leases	38,852	56,259
Other	1,139	873

Net cash used in investing activities	(3,635,373)	(3,850,466)

FINANCING ACTIVITIES
Repurchase of preferred stock	—	(50,000)
Net change in commercial paper	(2,718,408)	228,478
Proceeds from debt financing	7,544,107	5,096,325
Payments in reduction of debt financing and capital lease obligations	(2,693,223)	(2,708,213)
Debt issue costs	(44,549)	(21,536)
Decrease in customer deposits	(28,925)	(104,902)
Payment of common and preferred dividends	(42,925)	(44,635)

Net cash provided by financing activities	2,016,077	2,395,517

Increase (decrease) in cash	93,634	(2,329)
Cash at beginning of period	66,049	79,383

Cash at end of period	$159,683	$77,054

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments considered necessary for a fair presentation have been included. Except for the restatement of the previous financial statements as described below, the adjustments made were of a normal recurring nature. Certain reclassifications have been made to the 2002 unaudited condensed consolidated financial statements to conform to the 2003 presentation. Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2002.

     As further discussed in Note E, in 2004 the Company restated its consolidated financial statements for the year ended December 31, 2002, and for all quarterly periods during the year ended December 31, 2002. The Company also restated its condensed consolidated financial statements for the interim periods ended March 31, 2003, June 30, 2003 and September 30, 2003.

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
MARCH 31, 2003
(Dollars in thousands)
(Unaudited)

E.	Restatement

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

	September 30, 2003		December 31, 2002

	As Reported	As Restated	As Reported	As Restated

Consolidated balance sheets:
Current income taxes	$65,216	$61,190	$193,526	$179,030
Total assets	30,582,748	30,578,722	27,490,613	27,476,117
Deferred income taxes	2,601,062	2,532,713	2,322,327	2,250,314
Retained earnings	3,698,494	3,762,817	3,366,245	3,423,762
Shareholders equity	4,938,741	5,003,064	4,561,162	4,618,679

	Three Months Ended		Three Months Ended
	September 30, 2003		September 30, 2002

	As Reported	As Restated	As Reported	As Restated

Consolidated statements of income:
Provision for income taxes	$67,217	$64,765	$51,499	$64,266
Net income	137,279	139,731	141,236	128,469

	Nine Months Ended		Nine Months Ended
	September 30, 2003		September 30, 2002

	As Reported	As Restated	As Reported	As Restated

Consolidated statements of income:
Provision for income taxes	$192,477	$185,671	$190,048	$197,043
Net income	375,174	381,980	389,624	382,629

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

     As more fully described in the Explanatory Note and in Note E to the Condensed Consolidated Financial Statements, in 2004, the Company restated its consolidated financial statements for the year ended December 31, 2002 and the interim periods within that year. The Company also restated its condensed consolidated financial statements for the interim periods ended March 31, 2003, June 30, 2003 and September 30, 2003.

     Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to our operating results for the three months and nine months ended September 30, 2002 and 2003.

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

     The provision for income taxes increased to $64.8 million in 2003 compared to $64.3 million in 2002. The effective tax rate increased to 31.7% from 33.3% for the third quarter 2003 compared to the same period in 2002. The decrease resulted from the increased impact of the Extraterritorial Income Exclusion Act of 2000 due to new deliveries in 2003.

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

     Provision for overhauls increased to $86.3 million in 2003 compared to $68.6 million in 2002 due to an increase in the aggregate number of hours flown on which the Company collects overhaul revenue and against which the provision is computed

     The provision for income taxes increased to $185.7 million in 2003 compared to $197.0 million in 2002. The effective tax rate increased to 32.7% from 34.0% for the nine months ended September 30, 2003 compared to 2002. The decrease resulted from the increased impact of the Extraterritorial Income Exclusion Act of 2000 due to new deliveries in 2003.

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

PART II. OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

3.1	Restated Articles of Incorporation of the Company, as amended through December 9, 1992, filed November 3, 1993 (filed as an exhibit to Registration Statement No. 33-50913 and incorporated herein by reference).

3.2	Certificate of Determination of Preferences of Series A Market Auction Preferred Stock (filed December 9, 1992 as an exhibit to Registration Statement No. 33-54294 and incorporated herein by reference).

3.3	Certificate of Determination of Preferences of Series B Market Auction Preferred Stock (filed December 9, 1992 as an exhibit to Registration Statement 33-54294 and incorporated herein by reference).

3.4	Certificate of Determination of Preferences of Series C Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

3.5	Certificate of Determination of Preferences of Series D Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

3.6	Certificate of Determination of Preferences of Series E Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

3.7	Certificate of Determination of Preferences of Series F Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

3.8	Certificate of Determination of Preferences of Series G Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

3.9	Certificate of Determination of Preferences of Series H Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

3.10	Certificate of Determination of Preferences of Preferred Stock of the Company (filed as an exhibit to Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

3.11	By-Laws of the Company, including amendment thereto dated August 31, 1990 (filed as an exhibit to Registration Statement No. 33-37600 and incorporated herein by reference).

3.12	Unanimous Written Consent of Sole Stockholder of the Company, dated January 2, 2002, amending the Bylaws of the Company (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

4.	Sixth Supplemental Indenture, dated as of June 2, 2003, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference).

12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Rule 13a-14 (a) / 15d-14 (a) Certification of Chairman of the Board and Chief Executive Officer

31.2	Rule 13a-14 (a) / 15d-14 (a) Certification of Vice Chairman, Chief Financial Officer and Chief Accounting Officer

32.1	Certification under 18 U.S.C., Section 1350

b)	Reports on Form 8-K:

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

ALAN H. LUND Vice Chairman, Chief Financial Officer and Chief Accounting Officer

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit No.

4.	Sixth Supplemental Indenture, dated as of June 2, 2003, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference)

12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Rule 13a-14 (a) / 15d-14 (a) Certification of Chairman of the Board and Chief Executive Officer

31.2	Rule 13a-14 (a) / 15d-14 (a) Certification of Vice Chairman, Chief Financial Officer and Chief Accounting Officer

32.1	Certification under 18 U.S.C., Section 1350