Form 10-K
period 2003-12-31
INTERNATIONAL LEASE FINANCE CORP
filed 2004-03-11
CIK 714311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to

Commission file number 0-11350

INTERNATIONAL LEASE FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

California	22-3059110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10250 Constellation Blvd., Suite 3400, Los Angeles, California (Address of principal executive offices)	90067 (Zip Code)

Registrant’s telephone number, including area code: (310) 788-1999

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

6.375% Notes due March 15, 2009	New York Stock Exchange

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

      As of June 30, 2003 and March 9, 2004, there were 42,198,119 shares of Common Stock, no par value, outstanding, all of which were held by affiliates.

      Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

INTERNATIONAL LEASE FINANCE CORPORATION

2003 FORM 10-K ANNUAL REPORT

PART I

Item 1. Business

General

      International Lease Finance Corporation (the “Company”) is primarily engaged in the acquisition of new commercial jet aircraft and the leasing of those aircraft to airlines throughout the world. In addition to its leasing activity, the Company regularly sells aircraft from its leased aircraft fleet to third party lessors and airlines. In some cases the Company provides fleet management services to companies with aircraft portfolios for a management fee. The Company also remarkets and sells aircraft owned by others for a fee. The Company, in terms of the number and value of transactions concluded, is a major owner-lessor of commercial jet aircraft.

      As of December 31, 2003, the Company’s lease portfolio consisted of 611 owned jet aircraft, and nine aircraft classified as finance leases. Additionally, the Company provided fleet management services for 69 jet aircraft. See “Item 2. Properties — Flight Equipment.” At December 31, 2003, the Company had committed to purchase 463 new and used aircraft deliverable through 2010 at an estimated aggregate purchase price of $26.2 billion, of which the Company currently anticipates taking delivery of 102 in 2004 with an estimated aggregate purchase price of $5.0 billion. It also had options to purchase an additional 11 new aircraft deliverable through 2008 at an estimated aggregate purchase price of $704.8 million. See “Item 2. Properties — Commitments.”

      The Company maintains the mix of flight equipment to meet its customers’ needs and to minimize the time that its aircraft are not leased to customers by purchasing those models of new and used aircraft which it believes will have the greatest airline demand and operational longevity.

      The Company typically finances the purchase of aircraft with borrowed funds and internally generated cash flow. The Company accesses the capital markets for such funds at times and on terms and conditions it considers appropriate. The Company may, but does not usually, engage in financing transactions for specific aircraft. The Company relies significantly on short-and medium-term financing, and thereby attempts to more closely match the lease terms of the financed aircraft. To date, the Company has been able to purchase aircraft on terms which have permitted it to lease its aircraft portfolio at a profit and has been able to obtain the necessary funding from the capital markets.

      The Company’s aircraft are usually leased on terms under which the Company does not fully recover the acquisition cost of such aircraft. Therefore, at the termination of a lease, the Company bears the risk of selling or re-leasing the aircraft on terms which will cover its remaining cost.

      The airline industry is cyclical, economically sensitive and highly competitive. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company’s continued success is partly dependent on management’s ability in the future to develop customer relationships for leasing, sales, remarketing and management services with those airlines and other customers best able to maintain their economic viability and survive in the competitive environment in which they operate.

      The Company is incorporated in the State of California and its principal executive offices are located at 10250 Constellation Blvd., Suite 3400, Los Angeles, California 90067. The Company’s telephone number, telecopier number and website address are (310) 788-1999, (310) 788-1990, and www.ilfc.com, respectively. The Company makes available its SEC EDGAR filings, free of charge, on its website or by written request to the Company.

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

Aircraft Leasing

      The Company leases most of its aircraft under operating leases. The Company does not fully recover its cost of the aircraft over the term of the initial lease and retains the benefit as well as assumes the risk of the residual value of the aircraft. In accordance with generally accepted accounting principles, rentals are reported ratably as revenue over the lease term as they are earned. The aircraft under operating leases are included as “Flight equipment” on the Company’s Consolidated Balance Sheets and depreciation is charged to income over the estimated useful lives of the aircraft. The Company on occasion enters into finance and sales-type leases where the full cost of the aircraft is substantially recovered over the term of the lease. With respect to these leases, the Company records the lease payments received as a reduction in the net investment in the finance lease and amortizes the interest income using a constant interest rate. The aircraft under finance and sales-type leases are recorded on the Company’s Consolidated Balance Sheets in “Net investment in finance leases”. At December 31, 2003, the Company accounted for 611 aircraft as operating leases and nine aircraft as finance leases.

      The initial term of the Company’s current leases range in length from one year to 15 years. See “Item 2. Properties — Flight Equipment” for information regarding scheduled lease terminations. The Company attempts to maintain a mix of short- and medium-term leases to balance the benefits and risks associated with different lease terms and changing market conditions. Varying lease terms mitigate the effects of changes in prevailing market conditions at the time aircraft become eligible for re-lease or are sold and the uncertainty associated with the estimated residual value of the aircraft at the end of the lease term.

      All leases are on a “net” basis with the lessee responsible for all operating expenses, which customarily include fuel, crews, airport and navigation charges, taxes, licenses, registration and insurance. In addition, normal maintenance and repairs, airframe and engine overhauls, and compliance with return conditions of flight equipment on lease are provided by and paid for by the lessee. The Company may, in connection with the lease of an aircraft, agree to contribute to the cost of certain major overhauls depending on the condition of the aircraft at delivery. Under the provisions of many leases, for certain airframe and engine overhauls, the lessee is reimbursed by the Company for costs incurred up to but not exceeding related hourly rentals paid to the Company by the lessee. Such rentals are included in the caption “Rental of flight equipment” in the Company’s Consolidated Statements of Income. The Company provides a charge to operations for such reimbursements based on the estimated reimbursements during the life of the lease, which amount is included in “Provision for overhauls” in the Company’s Consolidated Statements of Income.

      The lessee is responsible for compliance with all applicable laws and regulations with respect to the aircraft. The Company requires its lessees to comply with the standards of either the United States Federal Aviation Administration (the “FAA”) or its foreign equivalent. The Company makes periodic inspections of the condition of its leased aircraft. Generally, the Company requires a deposit which is security for the condition of the aircraft upon return to the Company, the rental payments by the lessee and the performance of other obligations by the lessee under the lease. In addition, the leases contain extensive provisions regarding the remedies and rights of the Company in the event of a default by the lessee and specific provisions regarding the condition of the aircraft upon return of the aircraft to the Company. The lessee is required to continue to make lease payments under all circumstances, including periods during which the aircraft is not in operation due to maintenance or grounding.

      Many foreign countries have currency and exchange laws regulating the international transfer of currencies. The Company attempts to minimize its currency and exchange risks by negotiating most of its aircraft leases and all of its sales transactions in U.S. Dollars, and all guarantees obtained to support various lease agreements are denominated for payment in the same currency as the lease. The Company requires, as a condition to any foreign transaction, that the lessee or purchaser in a foreign country obtain the necessary approvals of the appropriate government agency, finance ministry or central bank for the remittance of all funds contractually owed to the Company in U.S. Dollars. Some of the Company’s leases are negotiated in Euros to meet the needs of a growing number of airlines. As the Euro to U.S. Dollar exchange rate fluctuates, airlines’ interest in entering into Euro denominated lease agreements will change. Once an airline and the Company agree to the rental payment currency, the applicable form of currency remains for the term of the lease. The Company believes it currently has sufficient Euro inflows from leases and currency swaps to meet its Euro denominated debt obligations. Therefore foreign currency risk has, to date, been immaterial to the Company.

      The Company obtains and reviews relevant business materials from all prospective lessees and purchasers before entering into a lease or extending credit. Under certain circumstances, the Company may require the lessee to obtain guarantees or other financial support from an acceptable financial institution or other third parties.

      During the life of the lease, situations have arisen whereby the Company has restructured leases with both foreign and domestic lessees. Such restructurings have involved the voluntary termination of leases prior to lease expiration, the replacement of leased aircraft with smaller, less expensive leased aircraft, the arrangement of subleases from the primary lessee to another airline and the rescheduling of lease payments and extention of the lease terms. In many situations where the Company repossesses an aircraft, it exports the aircraft from the lessee’s jurisdiction. In the majority of these situations, the Company has obtained the lessee’s cooperation and the return and export of the aircraft was immediate. In some situations, however, the lessees have not fully cooperated in returning aircraft, in which case the Company has had to take legal action in the appropriate jurisdictions which has delayed the ultimate return and export of the aircraft. In addition, in connection with the repossession of an aircraft, the Company may be required to pay outstanding mechanic’s, airport and other operating liens on the repossessed aircraft, which could include charges relating to other aircraft not owned by the Company but operated by the lessee.

Flight Equipment Marketing

      The Company may dispose of its leased aircraft at or before the expiration of their leases. The buyers include the aircraft’s lessee, another aircraft operator or a third party lessor. From time to time, the Company engages in transactions to buy aircraft for resale. In other cases, the Company assists its customers in acquiring or disposing of aircraft through consulting services and procurement of financing from third parties. In 2003 and early 2004, the Company sold aircraft into securitization trusts which are primarily funded and owned by other subsidiaries of the Company’s parent and are consolidated by the Company’s parent, AIG. The transactions were structured as securitizations. See “Management’s Discussion and Analysis and Results of Operations — Related Parties” for more information on these transactions. Any gain or loss on disposition of leased aircraft is included in the caption “Flight equipment marketing” in the Company’s Consolidated Statements of Income.

      From time to time, the Company is engaged as an agent for airlines and various financial institutions in the disposition of their surplus aircraft on a fee basis. The Company generally acts as an agent under an exclusive remarketing contract whereby it agrees to sell aircraft on a commercially reasonable basis within a fixed time period. These activities generally augment the Company’s primary activities and also serve to promote relationships with prospective sellers and buyers of aircraft. The Company may, from time to time, participate with banks, other financial institutions and airlines to assist in financing aircraft purchased by others and by providing asset guarantees, put options, or loan guarantees collateralized by aircraft.

      The Company plans to continue its remarketing services on a selective basis involving specific situations where these activities will not conflict nor compete with, but rather will complement its leasing and selling activities.

Fleet Management Services

      The Company provides fleet management services to third party operating lessors who are unable or unwilling to perform this service as part of their own operation. The Company typically provides the same services that it performs for its own fleet. Specifically, the Company provides leasing, re-leasing and sales services on behalf of the lessor for which the Company receives a fee. In connection with the sales of aircraft to trusts discussed above, the Company was retained to provide fleet management services for the aircraft sold for which it receives fees from the trust. The fees for fleet management services are included in “Other income” in the Company’s Consolidated Statements of Income.

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

Customers

      At December 31, 2003, the Company leased aircraft to customers in the following regions:

Customers by Region

	2003		2002		2001

	Number		Number		Number
Regions	of Customers	%	of Customers	%	of Customers	%

Europe	65	47.1%	66	47.5%	48	40.7%
Asia/Pacific	32	23.1	31	22.3	30	25.4
US/Canada	20	14.5	17	12.2	17	14.4
Central/South America/Mexico	11	8.0	14	10.1	13	11.0
Africa/Middle East	10	7.3	11	7.9	10	8.5

	138	100%	139	100%	118	100%

      No single customer accounted for more than 10% of total revenues.

      Revenues include rentals of flight equipment to foreign airlines of $2,625,315,000 (2003), $2,317,619,000 (2002), and $2,173,778,000 (2001) comprising 89.3%, 86.5% and 87.9%, respectively, of total rentals of flight equipment. See Note J of Notes to Consolidated Financial Statements.

      The following table sets forth the dollar amount and percentage of total rental revenues attributable to the indicated geographic areas based on each airline’s principal place of business for the years indicated:

	2003		2002		2001

	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
Europe	$1,398,847	47.6%	$1,236,123	46.2%	$1,160,793	47.0%
Asia/Pacific	690,533	23.5	601,775	22.5	523,630	21.2
United States and Canada	437,388	14.9	481,507	18.0	455,680	18.4
Central and South America and Mexico	224,748	7.6	202,688	7.5	199,026	8.0
Africa and the Middle East	189,580	6.4	155,783	5.8	134,655	5.4

	$2,941,096	100%	$2,677,876	100%	$2,473,784	100.0%

      The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue based on each airline’s principal place of business for the years indicated:

	2003		2002		2001

	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
France	$345,200	11.7%	$—	—%	$—	—%
China	321,805	10.9	282,776	10.6	265,871	10.8
United States	315,781	10.7	360,257	13.5	300,006	12.1
United Kingdom	—	—	276,185	10.3	283,090	11.4

Competition

      The leasing, remarketing and sale of jet aircraft is highly competitive. The Company faces competition from aircraft manufacturers, banks, financial institutions, other leasing companies, aircraft brokers and airlines. Competition for a leasing transaction is based on a number of factors including delivery dates, lease rates, term of lease, extension options, termination options, purchase options, aircraft condition and the availability of the types of aircraft to meet the needs of the customer. The Company believes it is a strong competitor in all of these areas. However, overcapacity in the current market place has increased competition from other entities leasing aircraft which has caused downward pressure on lease rates and lease revenue and, possibly, aircraft values. As the overcapacity is absorbed in the market place, the Company expects lease rates to rebound.

Government Regulation

      The U.S. Department of State (“DOS”) and the U.S. Department of Transportation (“DOT”) including the FAA, an agency of the DOT, exercise regulatory authority over air transportation in the United States.

      The DOS and DOT, in general, have jurisdiction over the economic regulation of air transportation, including the negotiation with foreign governments of the rights of U.S. carriers to fly to other countries and the rights of foreign carriers to fly to and within the United States. The Company is not directly subject to the regulatory jurisdiction of the DOS and DOT or their counterpart organizations in foreign countries related to the operation of aircraft for public transportation of passengers and property.

      The Company’s relationship with the FAA consists of the registration with the FAA of those aircraft which are leased by the Company to U.S. carriers and to a number of foreign carriers where, by agreement, the aircraft are to be registered in the United States. When an aircraft is not on lease, the Company may obtain from the FAA, or its designated representatives, a U.S. Certificate of Airworthiness or a ferry flight permit for the particular aircraft.

      The Company’s involvement with the civil aviation authorities of foreign jurisdictions consists largely of requests to register and deregister the Company’s aircraft on those countries’ registries.

      The U.S. Department of Commerce (“DOC”) exercises regulatory authority over exports. The Company is subject to the regulatory authority of the DOS and DOC as it relates to the export of aircraft for lease and sale to foreign entities and the export of parts to be installed on the Company’s aircraft. These Departments have, in some cases, required the Company to obtain export licenses for parts exported to foreign countries.

      The Patriot Act of 2001 gave the Secretary of State and the Secretary of Treasury the authority to (a) designate individuals and organizations as terrorists and terrorist supporters and to freeze their U.S. assets and (b) prohibit financial transactions with U.S. persons, including U.S. individuals, entities and charitable organizations. The Company must comply with the provisions of this Act and closely monitor its activities with foreign entities.

      A bureau of the U.S. Department of the Treasury, the U.S. Customs Service, enforces regulations related to the import of the Company’s aircraft into the United States for maintenance or lease and the importation of parts for installation on the Company’s aircraft. The Company monitors its imports for compliance with U.S. Customs regulations.

Employees

      The Company is in a capital intensive rather than a labor intensive business. As of December 31, 2003, the Company had 129 full-time employees, which it considered adequate for its business operations. The Company will expand its management and administrative personnel, as necessary, to meet future growth. None of the Company’s employees is covered by a collective bargaining agreement and the Company believes that it has maintained excellent employee relations. The Company provides certain employee benefits including retirement, health, life, disability and accident insurance plans, some of which are established by its parent, AIG.

Insurance

      The Company requires its lessees to carry those types of insurance which are customary in the air transportation industry, including comprehensive liability insurance and aircraft hull insurance. In general, the Company is an additional insured on liability policies carried by the lessees. The Company obtains certificates of insurance from the lessees’ insurance brokers. All certificates of insurance contain a breach of warranty endorsement so that the interests of the Company are not prejudiced by any act or omission of the operator-lessee.

      Insurance premiums are paid by the lessee, with coverage acknowledged by the broker or carrier. The territorial coverage is, in each case, suitable for the lessee’s area of operations. The certificates of insurance contain, among other provisions, a “no co-insurance” clause and a provision prohibiting cancellation or material change without at least 30 days advance written notice to the insurance broker, who is obligated to give prompt notice to the Company. Hull/war insurance policies customarily provide 7 days advance written notice for cancellation and may be subject to lesser notice under certain market conditions. Furthermore, the insurance is primary and not contributory and all insurance carriers are required to waive rights of subrogation against the Company.

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

Item 2. Properties

Flight Equipment

      The Company’s management frequently reviews opportunities to acquire suitable commercial jet aircraft based not only on market demand and customer airline requirements, but also on the Company’s fleet portfolio mix criteria and leasing strategies. Before committing to purchase specific aircraft, the Company takes into consideration factors such as estimates of future values, potential for remarketing, trends in supply and demand for the particular type, make and model of aircraft and engines, and anticipated obsolescence. As a result, certain types and vintages of aircraft do not necessarily fit the profile for inclusion in the Company’s portfolio of aircraft owned and used in its leasing operations.

      At December 31, 2003, all of the Company’s fleet was Stage III compliant, meaning that the aircraft hold or are capable of holding a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention or have been shown to comply with the Stage III noise levels set out in Section 36.5 of Appendix C of Part 36 of the Federal Aviation Regulations of the United States. At December 31, 2003, the average age of the Company’s aircraft was 5.22 years.

      The following table shows the scheduled lease terminations (for the minimum noncancelable period) by aircraft type for the Company’s operating lease portfolio at December 31, 2003:

Aircraft Type	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	Total

737-300/400/500	7	21	16	11	4	2			4							65
737-600/700/800	1	5	14	12	11	3	17	22	9				5	6	2	107
757-200	1	17	12	18	9		2									59
767-200			3	1												4
767-300	3	14	10	6	10	5	1		3							52
777-200		4	3	4	4			2	3	3		1				24
777-300				1	1		3	3								8
747-300		2														2
747-400		4		1	4	6										15
MD-82/83	5															5
DC10-30					2											2
MD-11		5	3													8
A300-600R		2	1	2	1											6
A310	2	3	1		2											8
A319		6	6	1	10	6			4	9	2	1				45
A320	4	5	22	8	7	12		2	7	8		1				76
A321	2	5	9	7	5	7	4			4	1					44
A330-200		1	6		6	16	1	2	7	3						42
A330-300		6	4		1	1										12
A340	2	4	7	4	1	1	1		1	1						22

Total	27	104	117	76	78	59	29	31	38	28	3	3	5	6	2	606

      This schedule excludes five aircraft which were not subject to lease at December 31, 2003, all of which were subsequently leased. As of March 5, 2004, leases covering 16 of the 27 aircraft with lease expiration dates in 2004 had been extended or leased to other customers.

Commitments

      At December 31, 2003, the Company had committed to purchase the following new aircraft at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $25.7 billion for delivery as shown:

Aircraft Type	2004	2005	2006	2007	2008	2009	2010	Total

737-600/700/800(a)	25	22	23	23				93
777-200	5	6	5	3	2	3		24
777-300	4	1	1	2				8
747-400	2							2
A318-100(b)			4	5				9
A319-100	19	27	18	13	14	7		98
A320-200	19	18	19	19	22	10		107
A321-200	4	5	10	9	11	5		44
A330-200/300(a)	6	8	8	8	8			38
A340-600		4			2			6
A380-100				1	3	3	2	9

Total	84	91	88	83	62	28	2	438

(a)	The Company has the right to designate the size of the aircraft within the specific model type at specific dates prior to contractual delivery.

(b)	Under the terms of the contract with Airbus, the Company intends to exercise its right to redesignate these aircraft to other aircraft types.

      At December 31, 2003, the Company had committed to purchase the following 25 used aircraft at an estimated aggregate purchase price of approximately $500.0 million:

Aircraft Type	2004	2005	2006	2007	2008	2009	2010	Total

737-400/500	7							7
757-200	4	4						8
767-300		1						1
747-400		2						2
MD82-83	7							7

Total	18	7	0	0	0	0	0	25

      At December 31, 2003, the Company had options to purchase the following new aircraft at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $704.8 million for delivery as shown:

Aircraft Type	2004	2005	2006	2007	2008	2009	2010	Total

737-700/800(a)		1	2	3				6
777-200/300(a)			1	1	1			3
A318-100			1					1
A380-100				1				1

Total	0	1	4	5	1	0	0	11

(a)	The Company has the right to designate the size of the aircraft within the specific model type at specific dates prior to contractual delivery.

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

      The new aircraft listed above are being purchased pursuant to master agreements with each of The Boeing Company (“Boeing”) and AVSA, S.A.R.L., the sales subsidiary of Airbus Industrie (“Airbus”). These agreements establish the pricing formulas (which include certain price adjustments based upon inflation and other factors) and various other terms with respect to the purchase of aircraft. Under certain circumstances, the Company has the right to alter the mix of aircraft type ultimately acquired. As of December 31, 2003, the Company had made non-refundable deposits (exclusive of capitalized interest) with respect to the aircraft which the Company has committed to purchase of approximately $600.0 million and $520.0 million with Boeing and Airbus, respectively.

      As of March 5, 2004, the Company had entered into contracts for the lease of new aircraft deliverable through 2010 as follows:

	Number of	Number
Delivery Year	Aircraft	Leased	% Leased

2004	84	84	100%
2005	91	63	69
2006	88	14	16
2007	83	12	14
Thereafter	92	4	4

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

Facilities

      The Company’s principal offices are located at 10250 Constellation Blvd., Suite 3400, Los Angeles, California. The Company occupies space under leases which expire in 2015. As of March 1, 2004, the Company occupied approximately 127,000 square feet of office space. The leases provide for annual rentals of approximately $9,000,000, and the rental payments thereunder are subject to certain indexed escalation provisions.

Item 3. Legal Proceedings

      The Company is not a party to any significant legal proceedings.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      The Company is indirectly wholly owned by AIG and the Company’s common stock is not listed on any national exchange or traded in any established market. During the years ended December 31, 2003, 2002 and 2001, the Company paid cash dividends to its parent company of $49,000,000, $26,000,000, and $83,500,000, respectively. It is the intention of the Company to pay its parent company an annual dividend of at least 7% of net income subject to the dividend preference of any preferred stock outstanding. Under the most restrictive provisions of the Company’s borrowing arrangements, consolidated retained earnings at December 31, 2003 in the amount of $1,623,165,000 were unrestricted as to the payment of dividends.

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

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(Dollar amounts in thousands)
Operating Data:
Rentals of flight equipment	$2,941,096	$2,677,876	$2,473,784	$2,301,440	$2,080,555
Flight equipment marketing	64,321	66,315	62,883	99,716	147,216
Interest and other income	48,516	104,718	80,046	77,589	72,317
Total revenues	3,053,933	2,848,909	2,616,713	2,478,745	2,300,088
Expenses	2,303,665	2,055,606	1,862,994	1,772,552	1,596,683
Income before income taxes and cumulative effect of accounting change	750,268	793,303	753,719	706,193	703,405
Net income	506,265	528,524	517,091	470,889	461,629
Lease margin(a)	21.67%	23.24%	24.69%	22.98%	23.26%
Operating margin(b)	24.57%	27.85%	28.80%	28.49%	30.58%
Ratio of Earnings to Fixed Charges and Preferred Stock Dividends(c):	1.68x	1.74x	1.75x	1.68x	1.75x
Balance Sheet Data:
Flight equipment under operating leases (net of accumulated depreciation)	$28,664,018	$25,287,747	$20,983,197	$17,878,389	$16,096,053
Net investment in finance and sales-type leases	303,373	150,611	142,013	114,062	56,555
Total assets	31,705,072	27,476,117	23,153,421	19,700,170	17,516,554
Total debt	21,852,743	18,977,267	15,826,296	13,436,181	11,861,796
Shareholders’ equity	5,216,116	4,618,679	4,023,791	3,514,670	3,259,095
Other Data:
Aircraft lease portfolio at period end(d):
Owned	611	543	453	383	338
Leased in	—	13	18	19	19
Subject to finance lease	9	5	4	3	2
Aircraft sold or remarketed during the period	42	8	7	20	51

(a)	“Rentals of flight equipment” less “Expenses”, divided by “Rentals of flight equipment”. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(b)	“Income before income taxes and cumulative effect of accounting change” divided by “Total revenues”.

 (c) See Exhibit 12.

(d) See “Item 2. Properties — Flight Equipment.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      International Lease Finance Corporation (“the Company”, “we”, “our”, “us”) primarily acquires new jet transport aircraft from Boeing and Airbus and leases these aircraft to airlines throughout the world. In addition to this leasing activity, we sell aircraft from our leased aircraft fleet to other leasing companies, financial services companies and airlines. In some cases, we provide fleet management services to companies with aircraft portfolios for a management fee. We have also provided asset value guarantees and loan guarantees to the buyers of aircraft or to financial institutions for a fee. We also remarket and sell aircraft owned or managed by others for a fee.

      As of December 31, 2003, we owned 611 aircraft, had nine aircraft in the fleet that were classified as finance leases, and provided fleet management services for 69 aircraft. We have contracted with Airbus and Boeing to buy 438 new aircraft for delivery through 2010 with an estimated purchase price of $25.7 billion, 84 of which will deliver during 2004.

      Our primary source of revenue is from operating leases. One measure of profitability we use is a ratio called lease margin, which is calculated using lease revenue minus total expenses divided by lease revenue. Lease margins have contracted over the last two years as a result of higher incidents of restructurings of leases with troubled airlines and repossessions of aircraft from lessees. The airline industry has been faced with many challenges such as higher fuel costs, terrorism and Severe Acute Respiratory Syndrome (“SARS”), among others. The market lease rate for aircraft decreased as excess aircraft were available from airlines with reduced capacity, idled aircraft and airlines which ceased operations over the past two years. We believe the airline industry is improving and lease rates will recover over a period of prolonged economic recovery. We are well-positioned in the current industry environment with signed lease agreements for all of our 2004 deliveries of new aircraft. There is, however, a lag between changes in market conditions and their impact on our results, as contracts that are signed during times of lower lease rates are still in effect as the market lease rates rise. Therefore, the improvement in the airline industry has yet to be completely reflected in our financial performance. Recent market trends indicate a modest increase in lease rates for the most desirable Airbus and Boeing twin engine single aisle and wide body aircraft for placements beginning in the second half of 2004 and beyond. Airline passenger and cargo traffic worldwide has again exhibited measured growth since late 2003. If such traffic growth can be sustained, it should benefit the economic recovery of the commercial airline industry.

Risk Factors Affecting International Lease Finance Corporation

      Our business is subject to numerous risks and uncertainties, as described below and in the section titled “Quantitative and Qualitative Disclosures about Market Risk”.

Overall Airline Industry Risk

      We operate as a supplier and financier to airlines. The risks affecting our airline customers are generally out of our control and impact our customers to varying degrees. As a result, we are indirectly impacted by all the risks facing airlines today. Our ability to succeed is dependent on the financial strength of our customers. Our customers’ ability to compete effectively in the market place and manage these risks has a direct impact on us. These risks include:

•	Demand for air travel

•	Competition between carriers

•	Fuel prices and availability

•	Labor costs

•	Maintenance costs and stoppages

•	Employee labor contracts

•	Air traffic control infrastructure constraints

•	Insurance costs

•	Security, terrorism and war

•	Health concerns

•	Equity and borrowing capacity

•	Environmental concerns

•	Government regulation

•	Interest rates

      To the extent that our customers experience the negative impact of these risk factors, we may experience

•	A downward pressure on demand for the aircraft in our fleet and reduced market lease rates and lease margins.

•	A higher incident of lessee defaults and repossessions resulting in lower lease margins due to maintenance, consulting and legal costs associated with the repossession, as well as lost revenue for the time the aircraft are off lease and possibly lower lease rates from the new lessees.

•	A higher incident of situations where we engage in restructuring lease rates for our troubled customers which reduces overall lease margins.

•	An inability to immediately place new and used aircraft when they become available through our purchase commitments and regular lease terminations on commercially accepted terms, resulting in lower lease margins due to aircraft not earning revenue and resulting in storage, insurance and maintenance costs.

Manufacturer Risk

      The supply of jet transport aircraft, which we purchase and lease, is dominated by two airframe manufacturers, Boeing and Airbus, and a limited number of engine manufacturers. As a result, we are dependent on the manufacturers’ success in remaining financially stable, producing aircraft and related components which meet the airlines’ demands, both in type and quantity and fulfilling their contractual obligations to us. We have mitigated this risk, to the extent possible, by maintaining good relationships with all the manufacturers and monitoring their financial stability and production plans. Should the manufacturers fail to respond appropriately to changes in the market environment or fail to fulfill their contractual obligations, we may experience:

•	Missed or late delivery of aircraft ordered by us and an inability to meet our contractual obligations to our customers, resulting in lost or delayed revenues, lower growth rates and strained customer relationships.

•	An inability to acquire aircraft and related components on terms which will allow us to lease those aircraft to customers at a profit, resulting in lower growth rates or a contraction in our fleet.

•	A market place with too many aircraft available, creating a downward pressure on demand for the aircraft in our fleet and reduced market lease rates.

•	Poor customer support from the manufacturers of aircraft and components resulting in a reduced demand for a particular manufacturer’s product, creating a downward pressure on demand for those aircraft in our fleet and reduced market lease rates for those aircraft.

Borrowing Risks

      Liquidity — We are heavily dependent on our ability to borrow the necessary funds to finance the purchase of aircraft and to have sufficient funds to repay our existing debt obligations. Our liquidity is dependent on having continued access to debt markets and maintaining our credit ratings. We manage this risk by maintaining access to many debt markets throughout the world. With insufficient liquidity we could potentially experience:

•	An inability to acquire aircraft, for which we have signed contracts, resulting in lower growth, lost revenue and strained manufacturer and customer relationships.

•	An inability to meet our debt maturities as they become due, resulting in payment defaults, non-compliance with debt covenants, reduced credit ratings and an inability to access certain debt markets.

      Interest Rate Risks — We are impacted by fluctuations in interest rates. Our lease rates are generally fixed. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our lease margin. We manage the interest rate volatility and uncertainty by maintaining a balance between fixed and floating rate debt, through derivative instruments and through matching debt maturities with lease maturities.

Other Risks

      Residual Value — We bear the risk of re-leasing or selling the aircraft in our fleet that are subject to operating leases at the end of their lease terms. If demand for aircraft decreases, our average fleet age may increase because of an inability to sell, and market lease rates may decrease. Should this condition continue for an extended period, it could affect the market value of aircraft in our fleet and may result in impairment charges in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets”. See Management Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Polices and Estimates — Flight Equipment.

      Obsolescence Risk — Aircraft are long-lived assets requiring long lead times to develop and manufacturer. As a result, aircraft of a particular model and type tend to become obsolete and less in demand over time, when newer more advanced and efficient aircraft are manufactured. This life cycle, however, can be shortened by world events, government regulation or customer preferences. We manage this risk by purchasing and maintaining a mix of flight equipment which we feel will meet our customer’s long-term needs, and will have the greatest airline demand and operational longevity. As aircraft in our fleet approach obsolescence, demand for that particular model and type will decrease. This may result in lease margins compressing or may result in impairment charges in accordance with SFAS 144.

      Key Personnel — Our future success is dependent upon, among other things, the retention of our executive management team. There can be no assurance that we will be able to retain our executive officers and other key employees. The loss of the services of any of our executive officers or key employees could disrupt our operations.

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

      The Company generates approximately 20% of its revenue from customers based in Asia and the Pacific region, and has many other customers who operate flights to and from those areas. Travel between Asia and the rest of the world was negatively affected during 2003 by the outbreak of SARS. Many airlines in Asia and those traveling to Asia curtailed flights in response to the reluctance of people to travel to Asia during the first six months of 2003. Travel to Asia has, however, returned to historical levels since the World Health Organization lifted warnings against visits to SARS affected countries in the second quarter of 2003.

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

      The effects of the worsening economic conditions, participation in customer restructurings and requirements to re-lease aircraft from airlines which have ceased operations during 2002 and 2003 had a negative impact on the Company’s results of operations in 2003. During 2003, two of the Company’s customers, Avianca (one owned aircraft) and Hawaiian Airlines (four owned aircraft), filed for protection under Chapter 11 of the United States Bankruptcy Code and four of the Company’s customers, Air Canada (eleven owned and one managed aircraft), Aero Lloyd Flugreisen (eight owned aircraft), Eagle Aviation (one owned and one managed aircraft) and Aeris (three owned and one managed aircraft), filed for protection under their respective country’s bankruptcy laws. The Company subsequently renegotiated the leases or placed the aircraft previously leased to those airlines with other airlines.

      The Company experienced a decrease in its lease margin during 2003 due to the factors mentioned above. Management believes that this trend will likely continue until economic conditions and the global political environment stabilize and improve, and these improvements can be reflected in lease rates received from our lessees.

      On October 16, 2003, Boeing announced that it had decided to complete production of the 757 jetliner in late 2004. At December 31, 2003, the Company owned 59 757s, all of which were on lease to airlines. As a result, the Company reviewed and reduced the residual values on the Boeing 757 aircraft type to an internally established value to more appropriately reflect management’s expectations of future values. The change in estimate will be recorded prospectively, commencing January 1, 2004 and will have an immaterial effect on the Company’s financial position and results of operations. The Company believes that the market place had already reflected this event in market lease rates and market values for these aircraft prior to the announcement, and the Company has already considered this event in its most recent impairment analysis. The analysis did not result in an impairment charge.

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

      Lease Revenue: The Company, as lessor, leases flight equipment principally under operating leases and reports income ratably over the life of the lease as rentals become receivable under the provisions of the lease. The straight-line receivable is recorded in “Accrued interest, other receivables and other assets” on the Company’s Consolidated Balance Sheets. Past-due rentals are recognized on the basis of management’s assessment of collectibility. In certain cases, leases provide for additional rentals based on usage. The usage may be calculated based on hourly usage or on the number of cycles operated, depending on the lease contract. A cycle is defined as one take-off and landing. The usage is typically reported monthly by the lessee. Rentals received, but unearned under the lease agreements, are recorded in “Rentals received in advance” on the Company’s Consolidated Balance Sheets until earned.

      Costs related to reconfiguration of aircraft cabins and other lessee specific modifications are capitalized and amortized over the life of the lease.

      Flight Equipment Marketing: The Company markets flight equipment and recognizes this revenue when the equipment is sold and the risk of ownership of the equipment is passed to the new owner.

      Flight Equipment: Flight equipment is stated at cost. Purchases, major additions and modifications and capitalized interest are capitalized. Normal maintenance and repairs, airframe and engine overhauls and compliance with return conditions of flight equipment returned from lease are provided for and paid for by the lessee. Generally, aircraft, including aircraft acquired under capital leases, are depreciated using the straight-line method over a 25 year life from the date of manufacture to a 15% residual value. Out of production aircraft types are depreciated using the straight line method over a 25 year life from the date of manufacture to an established residual value for each aircraft type. At the time assets are retired or sold, the cost and accumulated depreciation are removed from the related accounts and the difference, net of proceeds, is recorded as a gain or loss. The Company’s management is very active in the airline industry and reviews quarterly issues affecting the Company’s fleet, including events and circumstances that may affect impairment of aircraft values (e.g. residual value, useful life and current and future revenue generating capacity). Management evaluates aircraft in the fleet, as necessary, based on these events and circumstances in accordance with SFAS 144. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of future revenues and other factors which involves some amount of uncertainty. The Company has, to date, not had any impairment writedown of aircraft.

      Capitalized Interest: The Company borrows funds to finance progress payments for the construction of flight equipment ordered. The Company allocates the total interest incurred on such borrowings. This amount is capitalized and included in the cost of the equipment.

      Provision for Overhauls: Under the provisions of many leases, the Company receives overhaul rentals based on the usage of the aircraft. For certain airframe and engine overhauls, the lessee is reimbursed by the Company for costs incurred up to, but not exceeding, related overhaul rentals paid to the Company by the lessee for usage of the aircraft.

      Overhaul rentals are included under the caption “Rental of flight equipment” in the Company’s Consolidated Statement of Income. The Company provides a charge to operations for reimbursements at the time the overhaul rentals are paid by the lessee, based on overhaul rentals received and the estimated reimbursements during the life of the lease. The Company periodically evaluates the appropriateness of its reserve for these reimbursements and its reimbursement rate, and then adjusts the provision for overhauls accordingly.

Financial Condition

      The Company borrows funds to purchase new and used flight equipment (see “Item 2. Properties — Commitments”), including funds for progress payments during the construction phase, and to pay existing debt obligations as they mature. These funds are borrowed principally on an unsecured basis from various sources. During 2003, the Company borrowed $8.7 billion (excluding commercial paper) and $2.1 billion was provided by operating activities to meet its needs. As of December 31, 2003, the Company had committed to purchase 438 new aircraft from Boeing and Airbus at an estimated aggregate purchase price of approximately $25.7 billion for delivery through 2010, of which the Company currently anticipates taking delivery of 84 aircraft in 2004 with an estimated aggregate purchase price of $4.6 billion. The Company also holds options to purchase 11 additional new aircraft deliverable through 2008 at an estimated aggregate purchase price of approximately $704.8 million. In addition, the Company had committed to purchase 25 used aircraft at an estimated purchase price of $500.0 million. The Company currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements. At December 31, 2003, 2002 and 2001, the Company’s debt financing and capital lease obligations were comprised of the following:

	2003	2002	2001

	(Dollars in thousands)
Public term debt with single maturities	$10,663,275	$7,475,775	$4,796,330
Public medium-term notes with varying maturities	5,960,236	4,969,500	4,809,000
Capital lease obligations	143,254	260,623	365,289
Synthetic lease obligations	464,222	—	—
Bank term debt	3,070,120	2,084,793	2,368,969

Subtotal	20,301,107	14,790,691	12,339,588
Commercial paper	1,575,957	4,218,504	3,501,865
Less: Deferred debt discount	(24,321)	(31,928)	(15,157)

Total debt financing	$21,852,743	$18,977,267	$15,826,296

Composite interest rate	4.53%	4.73%	5.07%
Percentage of total debt at fixed rate	77.07%	76.67%	78.81%
Composite interest rate on fixed debt	5.29%	5.69%	5.78%
Bank prime rate	4.00%	4.25%	4.75%

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

Public Debt

      The Company has the ability to borrow under various public debt financing arrangements as follows:

	Maximum		Sold as of	Sold as of
	Offering		December 31, 2003	March 1, 2004

	(Dollars in millions)
Registration statement dated December 20, 2002 (including $2.88 billion Medium-Term Note program and $1.0 billion Retail Medium-Term Note Program)	$6,080	(a)	$5,437	$5,449
Registration statement dated July 1, 2003 (including $1.0 billion Medium-Term Note program)	5,000		650	900
Euro Medium-Term Note Programme dated May 2002	5,000	(c)	3,393 (b)	3,393 (b)

(a)	Includes $1.08 billion, which was incorporated into the registration statement from a prior registration statement, increasing the maximum offering from $5.0 billion to $6.08 billion.

(b)	The Company has hedged the foreign currency risk of the notes through operating lease payments or derivatives.

(c)	This is a perpetual program. As a bond issue matures, the principal amount of that bond becomes available for new issuances under the program.

Capital Lease Obligations

      The Company has Export Credit Lease financings which provide ten year, amortizing loans in the form of capital lease obligations. The interest rate on 62.5% of the original financed amount is 6.55% and the interest rate on 22.5% of the original financed amount is fixed at rates varying between 6.18% and 6.89%. These two tranches are guaranteed by various European Export Credit Agencies. The remaining 15% of the original financed amount was prepaid by the Company. The remaining outstanding debt matures through 2005. The flight equipment associated with the obligations and included in Flight equipment under operating leases on the balance sheet, had a net book value of $0.8 billion at December 31, 2003.

Synthetic Lease Obligations

      In 1995, 1996 and 1997, the Company, through subsidiaries, entered into sale-leaseback transactions providing proceeds to the Company in the amounts of $413.0 million, $507.6 million and $601.9 million, respectively, each relating to seven aircraft. The transactions resulted in the sale and leaseback of these aircraft under one year operating leases, each with six one year extension options for a total of seven years for each aircraft. The Company has not recorded any gains related to the transactions. The Company has the option to either buy back the aircraft or redeliver the aircraft for a fee to the lessor at the end of any lease period. The lease rates equate to fixed principal amortization and floating interest payments based on LIBOR or commercial paper pricing. The Company repurchased three aircraft before the lease termination, which were sold to third parties, and repurchased the remaining eleven aircraft from the 1995 and 1996 sale-leaseback transactions when the leases expired in December 2002 and September 2003, respectively. If the Company does not negotiate extensions of the one year operating lease terms as they expire in September 2004, it will be required to borrow additional funds at the maturity of the transactions and reacquire the seven aircraft. The estimated remaining minimum lease payments (exclusive of the interest component of rent) and buy-back amounts, at the contractual end of the transactions are $462.7 million. As discussed under New Accounting Pronouncements, the Company’s adoption of Financial Accounting Standards Board Interpretation (“FIN”) No. 46 resulted in the consolidation of the remaining entity, starting December 31, 2003. The Company recorded flight equipment of $462.7 million, synthetic lease obligations of $464.2 million, a net decrease in other liabilities of $3.9 million and an after tax gain of $2.4 million as a cumulative effect of an accounting change and ceased to record rent expense for the operating leases starting January 1, 2004.

Bank Term Debt

      In January 1999, the Company entered into an Export Credit Facility, up to a maximum of $4.3 billion, for approximately 75 aircraft delivered through 2001. The Company used the facility to fund 85% of each aircraft’s purchase price. This facility is guaranteed by various European Export Credit Agencies. The Company financed 62 aircraft using $2.8 billion under this facility over ten years with interest rates from 5.753% to 5.898%. The debt is collateralized by a pledge of the shares of a subsidiary of the Company which holds title to the aircraft financed under the facility.

      During the twelve months ended December 31, 2003, the Company entered into various bank financings for a total funded amount of $1.3 billion. The financings mature through 2009. One tranche of one of the loans totaling $410 million was funded in Japanese yen and swapped to US dollars. The interest rates are LIBOR based with spreads ranging from .375% to 1.625% at December 31, 2003.

Commercial Paper

      The Company currently has a $4.8 billion Commercial Paper Program. Under this program, the Company may borrow in minimum increments of $100,000 for a period from one day to 270 days. Notwithstanding the program’s size, it is the Company’s intention to sell commercial paper not to exceed 75% of the aggregate amount of the backup facilities available (see Bank Commitments). The weighted average interest rate of the Company’s outstanding commercial paper was 1.07%, 1.46% and 4.10%, at December 31, 2003, 2002, and 2001, respectively.

Bank Commitments

      As of December 31, 2003, the Company had committed revolving loans and lines of credit with 26 commercial banks aggregating $4.2 billion. These revolving loans and lines of credit principally provide for interest rates that vary according to the pricing option in effect at the time of borrowing. Pricing options include prime, a range from .25% over LIBOR to .50% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The revolving loans and lines of credit are subject to facility fees of up to .10% of amounts available. This financing is used primarily as backup for the Company’s maturing debt and other obligations.

Other Variable Interest Entities

      The Company has sold aircraft to entities owned by third parties and has from time to time issued asset value guarantees or loan guarantees related to the aircraft sold. The Company has determined nine such entities each owning one aircraft are Variable Interest Entities (“VIEs”) which it is a primary beneficiary in. In accordance with FIN 46, the Company consolidated these entities at December 31, 2003. As a result of the consolidation, assets increased by $57.1 million and liabilities increased by $68.1 million. In addition, the Company recorded an after-tax charge of $11.0 million as a cumulative effect of an accounting change.

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

      The counterparty to the Company’s derivative instruments is AIG Financial Products Corp. (“AIGFP”), a related party with the highest ratings available from the credit rating agencies. The derivatives are subject to a bilateral security agreement which, in certain circumstances, may allow one party to the agreement to require the second party to the agreement to provide collateral. Failure of the instruments or counterparty to perform under the derivative contracts could have a material impact on the Company’s results of operations.

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

      Turmoil in the airline industry, continued political unrest in the Middle East and worldwide health issues have led to increased uncertainty in the debt markets in which the Company borrows funds. While the Company has been able to borrow the funds necessary to finance operations in the current market environment, additional turmoil in the airline industry or political environment could limit the Company’s ability to borrow funds from its current funding sources. Should this occur the Company would seek alternative sources of funding, including securitizations, manufacturer’s financings, drawings upon its revolving loans and lines of credit facilities or additional short term borrowings. If the Company was unable to obtain sufficient funding, it would negotiate with manufacturers to defer deliveries of certain aircraft.

      The following summarizes the Company’s contractual obligations at December 31, 2003, and the possible effect of such obligations on the Company’s liquidity and cash flows in future periods.

Existing Commitments (Exclusive of Interest)

	Commitments Due by Year

	Total	2004	2005	2006	2007	2008	Thereafter

	(Dollars in thousands)
Medium Term and Long Term Debt(a)	$20,157,853	$4,173,846	$3,543,226	$3,648,641	$3,040,297	$2,494,796	$3,257,047
Capital Lease Obligations	143,254	101,508	41,746	—	—	—	—
Commercial Paper	1,575,957	1,575,957	—	—	—	—	—
Operating Leases	120,335	11,432	10,377	8,553	8,895	9,251	71,827
Purchase Commitments	26,152,700	4,957,000	5,290,800	4,681,500	4,686,800	4,122,900	2,413,700

Total	$48,150,099	$10,819,743	$8,886,149	$8,338,694	$7,735,992	$6,626,947	$5,742,575

Contingent Commitments

	Contingency Expiration by Year

	Total	2004	2005	2006	2007	2008	Thereafter

	(Dollars in thousands)
Purchase Options on New Aircraft	$704,800	$—	$38,300	$255,800	$264,100	$146,600	$—
Put Options(b)	678,413	—	233,728	—	—	—	444,685
Asset Value Guarantees(b)	68,089	6,126	11,041	8,178	—	—	42,744
Loan Guarantees(b)	150,364	19,260		79,869		—	51,235
Lines of Credit	65,000	15,000	—	—	—	—	50,000

Total	$1,666,666	$40,386	$283,069	$343,847	$264,100	$146,600	$588,664

(a)	Includes synthetic lease obligations of seven aircraft.

(b)	From time to time the Company participates with banks, airlines and other financial institutions to assist in financing aircraft acquired by others by providing asset guarantees, put options, or loan guarantees collateralized by aircraft. As a result, should the Company be called upon to fulfill its obligations, the Company would have recourse to the value of the underlying aircraft. To the extent that the value of the underlying aircraft is less than the guarantee, the Company would record a contingent loss. At December 31, 2003 no losses were recorded as the underlying values of the aircraft were higher than or equal to the guaranteed value. Guarantees entered into after December 31, 2002, are recorded at fair value in accordance with FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees at Indebtedness of Others.” See Note A — Summary of Significant Accounting Policies.

Results of Operations

      Revenues from the rentals of flight equipment increased 9.8% to $2,941.1 million in 2003 compared to $2,677.9 million in 2002 and 8.3% in 2002 compared to $2,473.8 million in 2001 due to an increase in the number of aircraft available for operating lease, partially offset by an increase in the number of aircraft being reconfigured and redelivered and therefore not earning revenues for some part of the year. Revenues were also negatively impacted by lower lease rates and restructured rents, as a result of the slowdown in the airline industry that was exacerbated after the September 11, 2001 terrorist attacks. At December 31, 2003 the Company’s fleet, on which it earns rental revenue, consisted of 609 aircraft compared to 556 at December 31, 2002 and 471 at December 31, 2001. The cost of the leased fleet, which includes aircraft subject to sale-leaseback transactions from which rental income is earned, increased to $34.0 billion in 2003 from $30.6 billion in 2002 and $25.8 billion in 2001.

      The Company’s Lease Margin (revenues from rentals of flight equipment less total expenses divided by revenues from rentals of flight equipment (as a percentage)) decreased to 21.7% in 2003 compared to 23.2% in 2002. In 2002, the Lease Margin decreased from 24.7% in 2001. Lease rates and interest rates on borrowings are the two components used to determine Lease Margin that are subject to the most uncertainty and are the principal causes for the fluctuations in the Lease Margin. Lease rates are impacted by the current interest rate market as operating leases are a form of financing. Lease rates are also impacted by demand for a particular aircraft type to fit the airlines requirements for capacity and efficiency compounded by the availability of those aircraft in the market place.

      The Company’s Lease Margin has been favorably impacted by the downward trend in interest rates during 2003 and 2002. The benefit of these interest rate reductions has been offset by decreasing lease rates on returned and redelivered aircraft at lower lease rates than previously earned. Idle and excess aircraft in the market place has increased competition for the lease of aircraft. The Company expects that this downward pressure on lease rates will continue to impact Lease Margin as the effects of restructurings, repossessions and re-leases are realized in lease rates. Further, as interest rates are at historically low levels, the Company expects that the Lease Margin will experience further downward pressure as current interest rates climb. The Company experienced low Lease Margins in the mid-nineties, which resulted from the lingering impacts on lease rates from leases negotiated around the time of the Gulf War, compounded by a high interest environment and higher leverage. Due to the varying terms of the Company’s leases and borrowings, the effects of events and circumstances which cause changes in lease rates and interest rates in the current market place, may not fully materialize in the Company’s results of operations for three to five years.

ILFC Historical Operating and Lease Margins

	Operating Margin	Lease Margin

1992	33.70	23.00
1993	30.50	20.30
1994	28.10	19.70
1995	23.80	13.50
1996	24.20	14.30
1997	26.90	17.40
1998	27.50	20.00
1999	30.60	23.30
2000	28.50	23.00
2001	28.80	24.70
2002	27.80	23.20
2003	24.60	21.70

      In addition to its leasing operations, the Company engages in the marketing of flight equipment throughout the lease term, as well as the sales of flight equipment on a principal and commission basis. Revenue from flight equipment marketing was $64.3 million in 2003 compared to $66.3 million in 2002 and $62.9 million in 2001. The fluctuations were principally affected by a downturn in the market for flight equipment as well as the different types and the number of the flight equipment marketed in each period. The

Company sold 42 aircraft during 2003 (37 of which were sold to a related party, see “Related Party Transactions” for more information), compared to 8 in 2002 and 7 in 2001. In addition, the Company sold 6 engines during 2003, compared to 7 engines during 2002 and 5 engines during 2001.

      Interest expense increased to $944.6 million in 2003 from $846.4 million in 2002 and $792.6 million in 2001, as a result of an increase in average debt outstanding, to finance aircraft acquisitions, to $20.3 billion in 2003, from $17.4 billion in 2002 and $14.7 billion in 2001 (excluding the effect of debt discount and foreign exchange adjustments). This increase was partially offset by a decrease in the average composite borrowing rate to 4.8% in 2003 from 4.9% in 2002 and 5.7% in 2001. The Company’s composite borrowing rate fluctuated as follows:

ILFC Composite Interest Rates and Prime Rates

		Composite--Fixed-Rate
	Composite--All Debt	Debt	Prime Rate

Dec-00	6.37	6.20	9.50
Mar-01	5.92	6.13	8.00
Jun-01	5.49	5.93	6.75
Sep-01	5.21	5.88	6.00
Dec-01	5.07	5.78	4.75
Mar-02	4.93	5.77	4.75
Jun-02	5.03	5.76	4.75
Sep-02	4.95	5.74	4.75
Dec-02	4.73	5.69	4.25
Mar-03	4.57	5.58	4.25
Jun-03	4.51	5.47	4.00
Sep-03	4.63	5.38	4.00
Dec-03	4.46	5.29	4.00

      The Company adopted SFAS No. 133 “Accounting for Derivatives and Hedging Activities” on January 1, 2001 (see notes to the consolidated financial statements). The transition adjustment in the amount of $15.2 million is accounted for as the cumulative effect of an accounting change. Interest expense for the years ended December 31, 2003, 2002 and 2001 includes a benefit of $1.7 million, $4.8 million and $0.6 million, respectively, related to hedging activities.

      Depreciation of flight equipment increased to $1,124.8 million in 2003 from $954.2 million in 2002 and $802.8 million in 2001 due to an increase in the depreciable base of the fleet. The depreciable base of flight equipment during the same periods increased to $34.0 billion at December 31, 2003 from $29.6 billion in 2002 and $24.4 billion in 2001.

      Provisions for overhauls increased to $112.6 million in 2003 from $90.7 million in 2002 and $94.4 million in 2001 due to an increase in the aggregate number of hours flown on which the Company collects overhaul revenue and against which the provision is computed.

      The Company, in prior periods, entered into sale-leaseback transactions. Flight equipment rent related to the transactions decreased to $43.3 million in 2003, from $75.4 million in 2002 and $108.0 million in 2001 due to the maturing of two sale-leaseback transactions, one in December 2002 and one in September 2003, principal reductions, and a change in the lease rates resulting from changes in interest rates, affecting the floating rate component of the lease rates. The Company, through a subsidiary, had sale-leaseback transactions relating to 7 aircraft as of December 31, 2003. At December 31, 2003 the Company consolidated the entity in accordance with FIN 46, and will cease to record rent expense starting January 1, 2004. Instead the payments will be applied to interest and to pay down principal of recorded synthetic lease obligations of $464.2 million.

      Selling, general and administrative expenses was $78.4 million in 2003 compared to $88.9 million in 2002 and $65.2 million in 2001 primarily due to changes in costs related to the repossession cost and re-delivery of aircraft from one lessee to another.

      The effective tax rate was 31.4% in 2003, 33.4% in 2002 and 33.4% in 2001. The Company’s effective tax rate fluctuates as a result of the effect of state taxes, foreign taxes and benefits related to the Company’s Foreign Sales Corporation and Extraterritorial Income Exclusion provisions of the Internal Revenue Code.

      The Company performed an impairment review of all aircraft in its fleet as of June 30, 2003, in accordance with SFAS 144. No impairments have been recognized related to aircraft, as the existing service potential of the aircraft in the Company’s portfolio has not been diminished. Further, the Company has been able to re-lease the aircraft without diminution in lease rates to an extent that would warrant an impairment write down.

      Accumulated other comprehensive income (loss) changed $144.2 million to $5.4 million in 2003 compared to $(138.6) million in 2002 primarily due to a change in the market value of cash flow hedges offset by an increase in the Euro exchange rate to the U.S. Dollar. See Note L — Financial Instruments in the Notes to the Consolidated Financial Statements.

Related Party Transactions

      The Company contracted to sell 37 aircraft to a trust during the third quarter of 2003 for approximately $1.0 billion. The first 34 aircraft were transferred as of December 31, 2003, with the remaining three expected to be transferred in 2004. The trust is primarily funded and owned by other AIG subsidiaries and is consolidated by AIG. Neither the trust nor the subsidiaries are consolidated by the Company. The transaction was structured similar to a securitization, in which the trust acquired the aircraft based on values assigned by independent appraisers. Further, an unaffiliated third party acted as capital market advisor and initial purchaser of the notes of the securitization. The Company recorded gains in the amount of $23.2 million related to the transaction. The gain is included in “Flight equipment marketing” in the Company’s Consolidated Statements of Income. The Company will continue to manage the aircraft sold to the trust for a fee.

      On January 14, 2004, the Company contracted to sell 34 aircraft to a different trust for approximately $1.0 billion. The first 23 aircraft were transferred as of March 1, 2004, with the remaining 11 expected to be transferred in 2004. The 2004 transaction is structured similarly to the 2003 transaction, and the trust is consolidated by AIG.

New Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN No. 46, “Consolidation of Variable Interest Entities” (“VIEs”). FIN 46 changes the method of determining whether certain entities should be consolidated in the Company’s consolidated financial statements. An entity is subject to FIN 46 and is called a VIE if it has (i) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity. A VIE is consolidated by its primary beneficiary, which is the party that has a majority of the expected losses or a majority of the expected residual returns of the VIE, or both. All other entities not considered VIEs are evaluated for consolidation under existing guidance. In December 2003, the FASB issued a revision to FIN 46, (“FIN 46R”).

      The provisions of FIN 46R are to be applied immediately to VIEs created after January 31, 2003, and to VIEs in which the Company obtains an interest after that date. For VIEs in which the Company holds a variable interest that it acquired before February 1, 2003, FIN 46R was applied as of December 31, 2003. For any VIEs that must be consolidated under FIN 46R that were created before February 1, 2003, the assets, liabilities and noncontrolling interest of the VIEs would be initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. At December 31, 2003 the Company determined it was a primary beneficiary in one entity through which it had entered into sale-lease back transactions for seven aircraft and nine entities for which it had provided asset value guarantees and loan guarantees. As a result of the consolidation of these companies, in accordance with the transition provisions of FIN 46R, assets increased by $519.8 million and liabilities increased by $528.4 million. The Company recorded an after-tax charge of $8.6 million as a cumulative effect of accounting change.

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

      The Company is exposed to market risk and the risk of loss of fair value and possible liquidity strain resulting from adverse fluctuations in interest rates and foreign exchange prices. The Company statistically measures the loss of fair value through the application of a VaR model on a quarterly basis. In this analysis the net fair value of the Company’s operations is determined using the financial instrument assets and other assets and liabilities. This includes tax adjusted future flight equipment lease revenues and financial instrument liabilities, which includes future servicing of current debt. The impact of current derivative positions is also taken into account.

      The Company calculates the VaR with respect to the net fair value by using the historical simulation methodology. This methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical information for interest rates and foreign exchange rates were used to construct the historical scenarios at December 31, 2003 and 2002 respectively. For each scenario, each financial instrument is re-priced. Scenario values for the Company’s operations are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum adverse deviation in fair market value incurred by these scenarios with 95% confidence (i.e. only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period is assumed in computing the VaR figure. The following table presents the average, high and low VaRs for the Company’s operations with respect to its fair value as of December 31, 2003 and 2002, respectively:

ILFC Market Risk

	December 31, 2003			December 31, 2002

	Average	High	Low	Average	High	Low

	(Dollars in millions)
Combined	$37.7	$78.1	$7.8	$20.1	$42.8	$7.8
Interest Rate	37.8	78.1	7.8	20.0	42.8	7.8
Currency	0.8	1.3	0.2	0.5	1.2	0.0

Item 8. Financial Statements and Supplementary Data

      The response to this Item is submitted as a separate section of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

      (a) The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to management of the Company, including the Chairman of the Board and Chief Executive Officer and the Vice Chairman, Chief Financial Officer and Chief Accounting Officer (collectively the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. The management of the Company, including the Certifying Officers, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

      (b) As of the end of the period covered by this Annual Report on Form 10-K, The Company has carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Certifying Officers concluded that disclosure controls and procedures provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized, and reported within the periods specified by the Securities and Exchange Commission.

      (c) There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation referred to above that occurred during the Company’s fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 14. Principal Accountant Fees and Services

      Aggregate fees for professional services rendered to the Company by PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) for the years ended December 31, 2003 and 2002, were:

	2003	2002

Audit Fees(a)	$1,174,380	$956,200
Audit Related Fees(b)	85,990	—
Tax Fees(c)	731,023	946,204

Total Fees	$1,991,393	$1,902,404

(a)	Audit fees consists of fees for professional services provided in connection with the audits of the Company’s financial statements, services rendered in connection with the Company’s registration statements filed with the Securities and Exchange Commission, the delivery of consents and issuance of comfort letters.

(b)	Audit Related fees consist of fees for consulting on various accounting issues.

(c)	Tax fees consist of the aggregate fees for services rendered for tax compliance, tax planning and tax advice.

      The Company’s parent’s audit committee (“the audit committee”) approves all audit and non-audit services rendered by PricewaterhouseCoopers. The audit committee also reviews non-audit fees to ensure the auditors’ independence is maintained. The audit committee has approved non-audit services for consulting accounting related issues and tax compliance in the amount of $516,000 for the year ended December 31, 2004.

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

      Form 8-K, event date November 7, 2003 (Item 7)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

FORM 10-K

Items 8, 15(a), and 15(c)

INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

      The following consolidated financial statements of the Company and its subsidiaries required to be included in Item 8 are listed below:

      The following financial statement schedule of the Company and its subsidiaries is included in Item 15(a)(2):

Schedule Number	Description	Page

II	Valuation and Qualifying Accounts	54

      All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

      The following exhibits of the Company and its subsidiaries are included in Item 15(c):

Exhibit
Number	Description

3.1	Restated Articles of Incorporation of the Company, as amended through December 9, 1992, filed November 3, 1993 (filed as an exhibit to Registration Statement No. 33-50913 and incorporated herein by reference).
3.2	Certificate of Determination of Preferences of Series A Market Auction Preferred Stock (filed December 9, 1992 as an exhibit to Registration Statement No. 33-54294 and incorporated herein by reference).
3.3	Certificate of Determination of Preferences of Series B Market Auction Preferred Stock (filed December 9, 1992 as an exhibit to Registration Statement 33-54294 and incorporated herein by reference).
3.4	Certificate of Determination of Preferences of Series C Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.5	Certificate of Determination of Preferences of Series D Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.6	Certificate of Determination of Preferences of Series E Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.7	Certificate of Determination of Preferences of Series F Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.8	Certificate of Determination of Preferences of Series G Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).
3.9	Certificate of Determination of Preferences of Series H Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).
3.10	Certificate of Determination of Preferences of Preferred Stock of the Company (filed as an exhibit to Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
3.11	By-Laws of the Company, including amendment thereto dated August 31, 1990.

Exhibit
Number	Description

3.12	Unanimous Written Consent of Sole Stockholder of the Company, dated January 2, 2002, amending the By-Laws of the Company (filed as an exhibit to Form 10Q for the quarter ended June 30, 2003 and incorporated herein by reference).
4.1	Indenture dated as of November 1, 1991, between the Company and U.S. Bank Trust National Association (successor to Continental Bank, National Association), as Trustee (filed as an exhibit to Registration Statement No. 33-43698 and incorporated herein by reference).
4.2	First supplemental indenture, dated as of November 1, 2000, to the Indenture between the Company and U.S. Bank Trust National Association. (filed as an exhibit to Form 10K for the year ended December 31, 2000 and incorporated herein by reference).
4.3	Second supplemental indenture, dated as of February 28, 2001, to the Indenture between the Company and U.S. Bank Trust National Association. (filed as an exhibit to Form 10Q for the quarter ended March 31, 2001 and incorporated herein by reference).
4.4	Third supplemental indenture, dated as of September 26, 2001, to the Indenture between the Company and U.S. Bank Trust National Association. (filed as an exhibit to Form 10Q for the quarter ended September 30, 2000 and incorporated herein by reference).
4.5	Indenture dated as of November 1, 2000, between the Company and the Bank of New York, as Trustee (filed as an exhibit to Registration No. 33-49566 and incorporated herein by reference).
4.6	The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
4.7	First supplemental indenture, dated as of August 16, 2002 to the indenture between the Company and the Bank of New York (filed as Exhibit 4.2 to Registration Statement No. 333-100340 and incorporated herein by reference).
4.8	Fourth supplemental indenture, dated as of November 6, 2002, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
4.9	Fifth supplemental indenture, dated as of December 27, 2002, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
4.10	Sixth Supplemental Indenture, dated as of June 2, 2003, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10Q for the quarter ended September 30, 2003 and incorporated herein by reference).
4.11	Amended and Restated Agency Agreement, dated May 15, 2002, between the Company, Citibank, N.A. and Dexia Banque Internationale a Luxembourg S.A. (filed as an exhibit to Form 10Q for the quarter ended June 30, 2002 and incorporated herein by reference).
4.12	Supplemental Agency Agreement, dated May 16, 2003, between the Company, Citibank, N.A. and Dexia Banque Internationale a Luxembourg S.A. (filed as an exhibit to form 10Q for the quarter ended June 30, 2003 and incorporated herein by reference).
10.1	Aircraft Facility Agreement, dated as of January 19, 1999, among the Company, Halifax PLC and the other banks listed therein providing up to $4,327,260,000 for the financing of approximately seventy-five Airbus aircraft (filed as an exhibit to Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.2	$3,150,000,000 364-Day Revolving Credit Agreement, dated as of October 17, 2003, among the Company, CitiCorp USA, Inc., as Administrative Agent, Bank of America, N.A., Bank of Scotland and Credit Suisse First Boston, as Co-Documentation Agents, CitiGroup Global Markets Inc., as Sole Arranger and Book Manager, and the other financial institutions listed therein.
10.3	$1,050,000,000 Three-Year Revolving Credit Agreement, dated as of October 17, 2003, among the Company, CitiCorp USA, Inc., as Administrative Agent, Bank of America, N.A., Bank of Scotland and Credit Suisse First Boston, as Co-Documentation Agents, CitiGroup Global Markets Inc., as Sole Arranger and Book Manager, and the other financial institutions listed therein.
12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

Exhibit
Number	Description

23	Consent of PricewaterhouseCoopers LLP, dated March 9, 2004.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman of the Board and Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice Chairman, Chief Financial Officer and Chief Accounting Officer.
32.1	Certification under 18 U.S.C., Section 1350.

REPORT OF INDEPENDENT AUDITORS

To The Shareholders and Board of Directors

International Lease Finance Corporation
Los Angeles, California:

      In our opinion, the accompanying consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) on page 26 present fairly, in all material respects, the financial position of International Lease Finance Corporation and its subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2003 listed in the accompanying index appearing under Item 15(a)(2) on page 26 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note A to the consolidated financial statements, on December 31, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities.”

PricewaterhouseCoopers LLP

Los Angeles, California
February 11, 2004

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	December 31,

	2003	2002

ASSETS
Cash, including interest bearing accounts of $90,612 (2003) and $65,693 (2002)	$90,780	$66,049
Current income taxes	—	179,030
Notes receivable	146,707	221,966
Net investment in finance leases	303,373	150,611
Flight equipment under operating leases	34,034,724	29,631,150
Less accumulated depreciation	5,370,706	4,343,403

	28,664,018	25,287,747
Deposits on flight equipment purchases	1,255,074	1,157,864
Accrued interest, other receivables and other assets	233,125	142,817
Derivative assets	746,013	170,395
Investments	49,636	64,067
Variable interest entities assets	164,481	—
Deferred debt issue costs — less accumulated amortization of $57,470 (2003) and $68,516 (2002)	51,865	35,571

	$31,705,072	$27,476,117

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued interest and other payables	$243,989	$235,827
Current income taxes	5,038	—
Debt financing, net of deferred debt discount of $24,321 (2003) and $31,928 (2002)	21,245,267	18,716,644
Foreign currency adjustment	697,435	264,880
Derivative liabilities	57,187	135,853
Capital lease obligations	143,254	260,623
Synthetic lease obligations	464,222	—
Security and other deposits on flight equipment	843,914	864,053
Rentals received in advance	146,871	129,244
Deferred income taxes	2,562,568	2,250,314
Variable interest entities liabilities	79,211	—
Commitments and contingencies — Note K
SHAREHOLDERS’ EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B (2003 and 2002), each series having 500 shares issued and outstanding	100,000	100,000
Common stock — no par value; 100,000,000 authorized shares, 42,198,119 shares (2003 and 2002) issued and outstanding	653,582	653,582
Paid-in capital	579,955	579,955
Accumulated other comprehensive income (loss)	5,442	(138,620)
Retained earnings	3,877,137	3,423,762

Total shareholders’ equity	5,216,116	4,618,679

	$31,705,072	$27,476,117

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands)

	Years Ended December 31,

	2003	2002	2001

REVENUES:
Rental of flight equipment	$2,941,096	$2,677,876	$2,473,784
Flight equipment marketing	64,321	66,315	62,883
Interest and other	48,516	104,718	80,046

	3,053,933	2,848,909	2,616,713
EXPENSES:
Interest	944,580	846,353	792,611
Depreciation of flight equipment	1,124,778	954,246	802,850
Provision for overhauls	112,581	90,763	94,383
Flight equipment rent	43,314	75,372	107,992
Selling, general and administrative	78,412	88,872	65,158

	2,303,665	2,055,606	1,862,994

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	750,268	793,303	753,719
Provision for income taxes	235,361	264,779	251,819

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	514,907	528,524	501,900

Cumulative effect of accounting change (net of tax)	(8,642)	—	15,191

NET INCOME	$506,265	$528,524	$517,091

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Market Auction
	Preferred Stock		Preferred Stock		Common Stock			Accumulated
								Other
	Number of		Number of		Number of		Paid-in	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Total

Balance at December 31, 2000	4,000	$400,000			35,818,122	$3,582	$579,955	$9,256	$2,521,877	$3,514,670
Repurchase of preferred stock	(2,500)	(250,000)								(250,000)
Issuance of preferred stock			40	$400,000						400,000
Common stock dividends									(83,500)	(83,500)
Preferred stock dividends									(14,624)	(14,624)
Liquidation of subsidiary									39	39
Comprehensive Income:
Net income									517,091	517,091
Other comprehensive income:
Foreign currency adjustment (net of tax of $3,734)								7,706		7,706
Cash flow derivative transactions (net of tax of $(25,371))								(47,118)		(47,118)
Cumulative effect of accounting change (net of tax of $(11,024))								(20,473)		(20,473)

Comprehensive Income										457,206

Balance at December 31, 2001	1,500	150,000	40	400,000	35,818,122	3,582	579,955	(50,629)	2,940,883	4,023,791
Repurchase of preferred stock	(500)	(50,000)								(50,000)
Cancellation of preferred stock			(40)	(400,000)						(400,000)
Issuance of common stock					6,379,997	650,000				650,000
Common stock dividends									(26,000)	(26,000)
Preferred stock dividends									(19,645)	(19,645)
Comprehensive Income:
Net income									528,524	528,524
Other comprehensive income:
Foreign currency adjustment (net of tax of $(98,285))								(182,530)		(182,530)
Cash flow derivative transactions (net of tax of $50,905)								94,539		94,539

Comprehensive Income										440,533

Balance at December 31, 2002	1,000	100,000	—	—	42,198,119	653,582	579,955	(138,620)	3,423,762	4,618,679
Common stock dividends									(49,000)	(49,000)
Preferred stock dividends									(3,890)	(3,890)
Comprehensive Income:
Net income									506,265	506,265
Other comprehensive income:
Foreign currency adjustment (net of tax of $(102,029))								(189,482)		(189,482)
Cash flow derivative transactions (net of tax of $179,601)								333,544		333,544

Comprehensive Income										650,327

Balance at December 31, 2003	1,000	$100,000	—	$—	42,198,119	$653,582	$579,955	$5,442	$3,877,137	$5,216,116

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,

	2003	2002	2001

OPERATING ACTIVITIES:
Net income	$506,265	$528,524	$517,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	1,124,778	954,246	802,850
Deferred income taxes	234,682	434,283	415,843
Foreign exchange adjustment of non-US $ denominated debt	141,045	357,009	(76,193)
Change in derivative instruments	(141,139)	(361,447)	91,201
Amortization of deferred debt issue costs	36,645	15,709	13,497
Decrease (Increase) in notes receivable	46,483	(56,706)	(37,286)
Change in unamortized debt discount	7,607	(23,020)	4,543
Other	(384)	465	(702)
Changes in operating assets and liabilities:
Increase in accrued interest, other receivables and other assets	(182,508)	(33,146)	(35,921)
Increase in accrued interest and other payables	106,639	2,001	15,929
Decrease (increase) in current income taxes	184,068	(19,619)	(101,729)
Increase (decrease) in rentals received in advance	17,627	14,370	(14,278)

Net cash provided by operating activities	2,081,808	1,812,669	1,594,845

INVESTING ACTIVITIES:
Acquisition of flight equipment for operating leases	(5,053,712)	(5,420,761)	(4,109,812)
Acquisition of flight equipment for finance leases	(165,202)	(12,886)	(39,207)
(Increase) decrease in deposits and progress payments	(97,210)	163,835	(263,517)
Proceeds from disposal of flight equipment — net of gain	953,897	173,152	208,917
Increase in notes receivable	(30,198)	—	—
Collections on notes receivable	42,570	57,547	66,441
Collections on finance and sales-type leases (net of income amortized)	13,670	8,540	7,764
Other	1,432	916	924

Net cash used in investing activities	(4,334,753)	(5,029,657)	(4,128,490)

FINANCING ACTIVITIES:
Issuance of common stock	—	250,000	—
Issuance of preferred stock	—	—	400,000
Repurchase of preferred stock	—	(50,000)	(250,000)
Net change in commercial paper	(2,642,547)	716,639	(786,816)
Proceeds from debt financing	8,654,736	5,736,325	5,352,532
Payments in reduction of debt financing and capital lease obligations	(3,608,543)	(3,285,221)	(2,195,199)
Debt issue costs	(52,939)	(16,284)	(4,856)
Payment of common and preferred dividends	(52,892)	(45,645)	(98,085)
(Decrease) increase in customer deposits	(20,139)	(102,160)	60,799

Net cash provided by financing activities	2,277,676	3,203,654	2,478,375

Net increase (decrease) in cash	24,731	(13,334)	(55,270)
Cash at beginning of year	66,049	79,383	134,653

Cash at end of year	$90,780	$66,049	$79,383

(Table continued on next page)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	Years Ended December 31,

	2003	2002	2001

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest (net of amount, capitalized $49,679 (2003), $58,274 (2002) and $58,845 (2001))	$926,274	$827,280	$747,006
Income taxes, net	(189,690)	(149,885)	(54,115)

2003:
Progress payments in the amount of $6,700 were exchanged for an aircraft with net book value at $4,043.
Flight equipment increased in the amount of $462,705 and synthetic lease obligations increased in the amount of $464,222 as a result of consolidation of sale-leaseback transaction related to seven aircraft in connection with the Company’s adoption of FIN 46.
Variable interest entity assets in the amount of $164,481 and liabilities in the amount of $79,211 were received in exchange for notes receivables in the amount of $82,493 and preferred stock in the amount of $11,706 in connection with the Company’s adoption of FIN 46.
Variable interest entity assets in the amount of $13,731 were received as partial payment in exchange for flight equipment with a net book value of $14,043.
One aircraft was received in exchange for notes receivable in the amount of $28,715 and preferred stock in the amount of $2,202.
Notes in the amount of $72,281 were received as partial payment for flight equipment sold with a net book value of $75,630.
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

      Parent Company: International Lease Finance Corporation is an indirect wholly owned subsidiary of American International Group, Inc. (“AIG”). AIG is a holding company which through its subsidiaries is primarily engaged in a broad range of insurance and insurance-related activities in the United States and abroad. AIG’s primary activities include both general and life insurance operations. Other significant activities include financial services and retirement services and asset management.

      Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and certain variable interest entities, for which the Company is the primary beneficiary, as discussed under Adoption of New Accounting Pronouncements. Investments of less than 20% in other entities are carried at cost. Investments of between 20% and 50% in other entities are carried under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

      Intercompany Allocations and Fees: The Company is party to cost sharing agreements with AIG. Generally, these agreements provide for the allocation of costs based upon either a specific identification basis or a proportional cost allocation basis. The charges aggregated $1,458 (2003), $1,198 (2002) and $1,001 (2001). The Company also pays AIG a fee related to management services provided for certain foreign subsidiaries. The fees aggregated $561 (2003), $388 (2002) and $759 (2001). The Company earned management fees from a trust consolidated by AIG for the management of aircraft sold to the trust. These management fees aggregated $1.3 million (2003).

      Lease Revenue: The Company, as lessor, leases flight equipment principally under operating leases and reports income ratably over the life of the lease as rentals become receivable under the provisions of the lease. The straight-line receivable is recorded in “Accrued interest, other receivables, and other assets” on the balance sheet. Past-due rentals are recognized on the basis of management’s assessment of collectibility. In certain cases, leases provide for additional rentals based on usage. The usage may be calculated based on hourly usage or on the number of cycles operated, depending on the lease contract. A cycle is defined as one take-off and landing. The usage is typically reported to the Company monthly by the lessee.

      Rentals received, but unearned under the lease agreements are recorded in “Rentals received in advance” on the balance sheet until earned.

      Costs related to reconfiguration of the aircraft cabin and other lessee specific modifications are capitalized as pre-paid lease cost and amortized over the life of the lease.

      Flight Equipment Marketing: The Company is a marketer of flight equipment. Marketing revenues include all revenues from such operations consisting of net gains on sales of flight equipment and commissions. The Company recognizes marketing revenue when flight equipment is sold and the risk of ownership of the equipment is passed to the new owner.

      Provision for Overhauls: Under the provisions of many leases, the Company receives overhaul rentals based on the usage of the aircraft. For certain airframe and engine overhauls, the lessee is reimbursed by the Company for costs incurred up to, but not exceeding, related overhaul rentals paid to the Company by the lessee for usage of the aircraft.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note A — Summary of Significant Accounting Policies (Continued)

      Overhaul rentals are included under the caption Rental of flight equipment in the income statement. The Company provides a charge to operations for reimbursements at the time the overhaul rentals are paid by the lessee, based on overhaul rentals received and the estimated reimbursements during the life of the lease. The Company periodically evaluates its reserve for these reimbursements and its reimbursement rate, and adjusts the provision for overhauls accordingly.

      Cash: Cash includes cash on hand, time deposits and cash held in trust for Internal Revenue Code Section 1031 exchanges.

      Flight Equipment: Flight equipment is stated at cost. Purchases, major additions and modifications and capitalized interest are capitalized. Normal maintenance and repairs, airframe and engine overhauls, and compliance with return conditions of flight equipment on lease are provided for and paid for by the lessee.

      Generally, aircraft, including aircraft acquired under capital leases, are depreciated using the straight-line method over a 25 year life from the date of manufacture to a 15% residual value. Out of production aircraft types are depreciated using the straight line method over a 25 year life from the date of manufacture to an established residual value for each aircraft type.

      At the time assets are retired or sold the cost and accumulated depreciation are removed from the related accounts and the difference, net of proceeds, is recorded as a gain or loss.

      The Company’s management is very active in the airline industry and reviews quarterly issues affecting the Company’s fleet, including events and circumstances that may affect impairment of aircraft values (e.g. residual values, useful life, current and future revenue generating capacity). Management evaluates aircraft in the fleet, as necessary, based on these events and circumstances in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

      Financial Instruments: In the normal course of business, the Company utilizes derivative financial instruments to manage its exposure to interest rate risks and foreign currency risks. The Company accounts for derivatives in accordance with SFAS No. 133 “Accounting for Derivatives and Hedging Activites”. All derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as (1) a hedge of (a) the fair value of a recognized asset or liability or (b) an unrecognized firm commitment (a “fair value” hedge); (2) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge); or (3) a foreign-currency fair value or cash flow hedge (a “foreign currency” hedge). Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in accumulated other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g. until periodic settlements of the variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note A — Summary of Significant Accounting Policies (Continued)

is recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a foreign currency hedge are recorded in either current-period earnings or other accumulated comprehensive income, depending on whether the hedging relationship satisfies the criteria for a fair value or cash flow hedge. Changes in the fair value of derivative financial instruments that did not qualify for hedge treatment under SFAS 133 are reported in current-period earnings.

      The Company formally documents all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions. This includes linking all derivatives that are designated as fair value, cash flow, or foreign currency hedges to specific assets or liabilities on the balance sheet. The Company also assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flow of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company will discontinue hedge accounting prospectively, as discussed below.

      The Company will discontinue hedge accounting prospectively when (1) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; or (3) management determines that designating the derivative as a hedging instrument is no longer appropriate.

      When hedge accounting is discontinued due to the Company’s determination that the derivative no longer qualifies as an effective fair value hedge, the Company will continue to carry the derivative on the balance sheet at its fair value, but will cease to adjust the hedged liability for changes in fair value. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings.

      Other Comprehensive Income (Loss): The Company reports comprehensive income or loss in accordance with SFAS No. 130, “Reporting Comprehensive Income.” The Company’s other comprehensive income (loss) reported in shareholders’ equity as Accumulated other comprehensive income (loss) consists of adjustments of debt denominated in a foreign currency, translated into US dollars using the current exchange rates and the gains and losses associated with changes in fair value of derivatives designated as cash flow hedges in accordance with SFAS 133.

      Guarantees: The Company accounts for guarantees in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” Guarantees entered into after December 31, 2002 are included in Accrued interest, and other payables on the 2003 balance sheet.

      Income Taxes: The Company and its U.S. subsidiaries are included in the consolidated federal income tax return of AIG. The provision for federal income taxes is calculated, generally on a separate return basis adjusted to give recognition to the effects of net operating losses, foreign tax credits and the benefit of the Foreign Sales Corporation (“FSC”) and Extraterritorial Income Exclusion (“ETI”) provisions of the Internal Revenue Code to the extent they are currently realizable in AIG’s consolidated return. Income tax payments are made pursuant to a tax payment allocation agreement whereby AIG credits or charges the Company for the corresponding increase or decrease (not to exceed the separate return basis calculation) in AIG’s current taxes resulting from the inclusion of the Company in AIG’s consolidated tax return. Intercompany payments are made when such taxes are due or tax benefits are realized by AIG.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note A — Summary of Significant Accounting Policies (Continued)

      The Company and its U.S. subsidiaries are included in the combined state unitary tax returns of AIG, including California. The Company also files separate returns in certain other states, as required. The provision for state income taxes is calculated, generally on a separate return basis giving effect to the AIG unitary rate and credits and charges allocated to the Company by AIG, based upon the combined filings and the resultant current tax payable.

      The deferred tax liability is determined based on the difference between the financial statement and tax basis of assets and liabilities and is measured at the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is determined by the change in the liability for deferred taxes (“Liability Method”). Current income taxes on the balance sheet principally represent amount receivable or payable from/to AIG under the tax sharing agreements.

      Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Reclassifications: Certain amounts have been reclassified in the 2002 and 2001 financial statements to conform to the Company’s 2003 presentation.

      Adoption of New Accounting Pronouncements: In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (“VIE”). FIN 46 changes the method of determining whether certain entities should be consolidated in the Company’s consolidated financial statements. An entity is subject to FIN 46 and is called a VIE if it has (i) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity investors that cannot make significant decisions about the entity’s operations or that do not absorb the expected losses or receive the expected returns of the entity. A VIE is consolidated by its primary beneficiary, which is the party that has a majority of the expected losses or a majority of the expected residual returns of the VIE, or both. All other entities not considered VIEs are evaluated for consolidation under existing guidance. In December 2003, the FASB issued a revision to FIN 46, (“FIN 46R”).

      The provisions of FIN 46R apply immediately to VIEs created after January 31, 2003 and to VIEs in which the Company obtains an interest after that date. For VIEs in which the Company holds a variable interest that it acquired before February 1, 2003, FIN 46R was applied as of December 31, 2003. For any VIE that must be consolidated under FIN 46R that was created before February 1, 2003, the assets, liabilities and non-controlling interest of the VIEs would be initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an account change. The Company’s adoption of FIN 46 had the following effect on the Company’s financial statements:

      Off Balance Sheet Arrangements: The Company’s off balance sheet arrangements in the form of sale-leaseback transactions entered into in 1997 exist to facilitate financing of aircraft at favorable rates. As a result of the adoption of FIN 46R at December 31, 2003, the Company recorded flight equipment of $462.7 million, synthetic lease obligations of $464.2 million, a net decrease in other liabilities of $3.9 million and an after tax gain of $2.4 million as a cumulative effect of accounting change.

      Other Variable Interest Entities: The Company has provided financing or guaranteed third party financing to entities owned by independent third parties and existing for the purpose of owning and leasing one aircraft each. The financing agreements are collateralized by the aircraft. As a result at the adoption of FIN 46R, the Company recorded a net increase in assets of $57.1 million, liabilities of $68.1 million and recorded an after-tax charge of $11.0 million as a cumulative effect of accounting change.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note A — Summary of Significant Accounting Policies (Continued)

      Other New Accounting Pronouncements: In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires certain financial instruments previously classified as either entirely equity or between the liability section and equity section of the balance sheet be classified as liabilities. SFAS 150 was effective for quarter ended September 30, 2003.

      The Company adopted Emerging Issues Task Force (“EITF”) issue 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” which provides guidance on accounting for cash considerations received by a customer from a vendor as either a reduction of cost of sales, as revenue, or as reduction of cost incurred by the customer to sell the vendor’s product. The adoption of EITF 02-16 did not have a significant impact on its results of operations, financial position or cash flows.

      These statements have no effect on the operations of the Company at December 31, 2003, and the adoption did not have any impact on the Company’s results of operations, financial position, or cash flows.

Note B — Notes Receivable

      Notes receivable are primarily from the sale of and collaterized by flight equipment and are summarized as follows:

	2003	2002

Fixed rate notes receivable due in varying installments to 2011:
0% to 5.99%	$74,490	$37,111
6% to 7.99%	30,522	133,858
8% to 9.99%	41,695	50,700
10% to 12.99%	—	297

	$146,707	$221,966

      Included above are notes receivable of $31,582 (2003) and $53,032 (2002) representing restructured lease payments.

      At December 31, 2003, the minimum future payments on notes receivable are as follows:

2004	$42,172
2005	19,070
2006	15,506
2007	8,976
2008	17,669
Thereafter	43,314

$146,707

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note C — Net Investment in Finance Leases

      The following lists the components of the net investment in finance leases:

	2003	2002

Total lease payments to be received	$425,920	$212,037
Estimated residual values of leased flight equipment (unguaranteed)	115,259	49,045
Less: Unearned income	(237,806)	(110,471)

Net investment in finance and sales-type leases	$303,373	$150,611

      At December 31, 2003, minimum future lease payments on finance leases are as follows:

2004	$30,575
2005	30,575
2006	30,575
2007	30,575
2008	30,575
Thereafter	273,045

Total minimum lease payments to be received	$425,920

Note D — Investments

      Investments consist of the following:

	2003		2002

	Percent		Percent
	Owned	Amount	Owned	Amount

Cost method:
American Trans Air(a)		$30,000		$30,000
International Aircraft Investors(b)		—		14,019
Others		4,990		3,717
Equity method:
21937, LLC(c)	99%	8,689	99%	9,859
ILTU Ireland(d)	50%	5,957	50%	6,342
Others		—		130

		$49,636		$64,067

(a)	In 2000, the Company invested $30,000 in American Trans Air (“ATA”) non-voting preferred stock.

(b)	In 2002, the Company received International Aircraft Investors non-voting preferred stock as a partial settlement of notes receivables in the amount of $14,019. At December 31, 2003, the Company determined that International Aircraft Investors is a Variable Interest Entity and that it is the primary beneficiary, as defined by FIN 46, and consolidated the entity, in accordance with FIN 46. The preferred stock was eliminated in consolidation.

(c)	In 2001, the Company contributed an aircraft with a net book value of $11,372 for a 99% interest in 21937, LLC, a joint venture that leases the aircraft to a third party. This investment is not consolidated due to the Company’s lack of effective control in the joint venture.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note D — Investments (Continued)

(d)	In 2000, the Company invested $5,000 for a 50% interest in ILTU Ireland (“ILTU”), an Irish corporation. ILTU presently owns one Boeing 767-300 on lease to an airline. The Company has guaranteed a loan from a related party to ILTU (see Note K).

Note E — Debt Financing and Capital Lease Obligations

      Debt financing and capital lease obligations are comprised of the following:

	2003	2002

Commercial Paper	$1,575,957	$4,218,504
Public Term Debt with Single Maturities	10,663,275	7,475,775
Public Medium-Term Notes with Varying Maturities	5,960,236	4,969,500
Bank Term Debt	3,070,120	2,084,793
Capital Lease Obligations	143,254	260,623
Synthetic Lease Obligations	464,222	—
Less: Deferred Debt Discount	(24,321)	(31,928)

	$21,852,743	$18,977,267

      The above amounts represent the Company’s anticipated settlement of its currently outstanding debt obligations. Certain adjustments required to present currently outstanding debt obligations have been recorded and presented separately on the face of the balance sheet, including adjustments related to foreign currency and interest rate hedging activities.

  Commercial Paper

      The Company has a $4.8 billion Commercial Paper Program. Under this program, the Company may borrow in minimum increments of $100 for a period from one day to 270 days. The weighted average interest rate of the Company’s outstanding commercial paper was 1.07%, 1.46% and 4.10% at December 31, 2003, 2002 and 2001 respectively.

  Bank Commitments

      As of December 31, 2003, the Company had committed revolving loans and lines of credit with 26 commercial banks aggregating $4.2 billion. These revolving loans and lines of credit principally provide for interest rates that vary according to the pricing option in effect at the time of borrowing. Pricing options include prime, a range from .25% over LIBOR to .50% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The revolving loans and lines of credit are subject to facility fees of up to .10% of amounts available. Such financing is used primarily as backup for the Company’s maturing debt and other obligations. The Company had not drawn any funds under its committed revolving loans and lines of credit at December 31, 2003 and 2002, respectively.

  Public Debt

      As of December 31, 2003, the Company had two effective shelf registration statements: one with respect to $6.08 billion in debt securities including a $2.88 billion Medium-Term Note program, which was fully sold as of December 31, 2003, and a $1.0 billion Retail Medium-Term Note Program, under which $357.2 million of notes were sold through December 31, 2003; and, one with respect to $5.00 billion in debt securities including a $1.0 billion Medium-Term Note program, under which $0.65 billion of notes were sold through December 31, 2003.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note E — Debt Financing and Capital Lease Obligations (Continued)

  Public Term Debt

      The Company has issued the following Notes which provide for a single principal payment at maturity and cannot be redeemed prior to maturity:

	Initial
	Term	2003		2002

5 3/4% Notes due January 15, 2003	5 years	$		$100,000
Floating Rate Notes due February 2, 2003 (swapped to 5.515%)	2 years			250,000
4.75% Notes due June 2, 2003	2 years			250,000
6.00% Notes due June 15, 2003	5 years			100,000
6.75% Notes due November 3, 2003	3 years			250,000
Floating Rate Notes due February 13, 2004 (swapped to 5.586%)	3 years		300,000	300,000
Floating Rate Notes due April 1, 2004 (swapped to 5.48%)	3 years		250,000	250,000
5.25% Notes due May 3, 2004	3 years		200,000	200,000
5 1/8% Notes due August 1, 2004	3 years		300,000	300,000
Floating Rate Notes due October 18, 2004 (swapped to 3.315%)	3 years		150,000	150,000
8 3/8% Notes due December 15, 2004	10 years		100,000	100,000
Floating Rate Notes due January 13, 2005	2 years		625,000	—
4.375% Notes due December 15, 2005	3 years		160,000	160,000
2.95% Notes due May 23, 2006	3 years		325,000	—
5.75% Notes due October 15, 2006	5 years		700,000	700,000
5.75% Notes due February 15, 2007	5 years		500,000	500,000
5.625% Notes due June 1, 2007	5 years		900,000	900,000
3.75% Notes due Aug 1, 2007	4 years		250,000	—
5.491% Notes due November 30, 2007	5 years		110,000	110,000
4.75% Notes due February 15, 2008	5 years		250,000	—
4.50% Notes due May 1, 2008	5 years		400,000	—
4.35% Notes due September 15, 2008	5 years		400,000	—
6 3/8% Notes due March 15, 2009	7 years		750,000	750,000
5.875% Notes due May 13, 2013	10 years		600,000	—
Foreign Currency Denominated Medium Term Notes:
4.125% Euro Notes due July 12, 2004 (partially swapped to US$ at 6.375%)	5 years		563,450	563,450
4.00% Euro Notes due April 25, 2005 (swapped to US$ at 5.4714%)	3 years		666,375	666,375
Floating Rate Euro Notes due June 26, 2006 (swapped to US$)	3 years		702,600	—
6.00% Euro Notes due October 24, 2007 (partially swapped to US$ at 6.398%)	5 years		444,250	444,250
4.125% Euro Notes due October 9, 2008 (swapped to US$ at 4.225%)	5 years		584,900	—
6.625% Sterling Notes due December 7, 2009 (swapped to US$ at 6.9326%)	7 years		431,700	431,700

			$10,663,275	$7,475,775

      The Company has a Euro Medium-Term Note Program for $5.0 billion, under which $3.4 billion (€2.9 billion and £300 million) in notes were outstanding at December 31, 2003. The program is perpetual. As a bond issue matures, the principal amount of that bond becomes available for new issuances under the program. The Company has eliminated the currency exposure arising from the notes by either hedging the notes through swaps or through the offset provided by operating lease payments. The Company translates the debt into U.S. Dollars using current exchange rates. The foreign exchange adjustment for the foreign currency denominated notes was $697,435 (2003) and $264,880 (2002).

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note E — Debt Financing and Capital Lease Obligations (Continued)

  Public Medium-Term Notes

      At December 31, 2003 the Company’s Medium-Term Notes bear interest at rates varying between 1.39% and 8.26%, with maturities from 2004 through 2011. The Medium-Term Notes provide for a single principal payment at the maturity of the respective note and cannot be redeemed by the Company prior to maturity.

  Bank Term Debt

      In January 1999, the Company entered into an Export Credit Facility for up to a maximum of $4.3 billion, for up to 75 aircraft to be delivered from 1999 through 2001. The Company had the right, but was not required, to use the facility to fund 85% of each aircraft’s purchase price. This facility is guaranteed by various European Export Credit Agencies. The interest rate varies from 5.753% to 5.898% depending on the delivery date of the aircraft. At December 31, 2003, the Company had financed 62 aircraft and had $1.8 billion outstanding debt under this facility. The debt is collateralized by a pledge of the shares of a subsidiary of the Company which holds title to the aircraft financed under the facility. The flight equipment associated with the obligations, included in flight equipment under operating leases on the balance sheet, had a net book value of $3.0 billion (2003) and $3.1 billion (2002).

      During the twelve months ended December 31, 2003, the Company entered into various bank financings for a total funded amount of $1.3 billion. The financings mature through 2009. One tranche of one of the loans totaling $410 million was funded in Japanese yen and swapped to U.S. Dollars. The interest rates are LIBOR based with spreads ranging from 0.375% to 1.625% at December 31, 2003.

  Capital Lease Obligations

      The Company’s capital lease obligations provide 10 year, fully amortizing debt in two interest rate tranches. The first 62.5% of the original debt is at a fixed rate of 6.55%. The second 22.5% of the original debt is at fixed rates varying between 6.18% and 6.89%. These two tranches are guaranteed by various European Export Credit Agencies. The remaining 15% of the original financed amount was prepaid by the Company. The remaining outstanding debt matures through 2005. The flight equipment associated with the obligations, and included in Flight equipment under operating leases on the balance sheet, had a net book value of $824,436 (2003) and $892,404 (2002).

      The following is a schedule by years of future minimum lease payments under capitalized leases together with the present value of the net minimum lease payments as of December 31, 2003:

2004	$109,176
2005	43,134

Total minimum lease payments	152,310
Less amount representing interest	9,056

Present value of net minimum lease payments	$143,254

  Synthetic Lease Obligations

      In 1997, the Company, through a subsidiary, entered into sale-leaseback transactions providing proceeds to the Company in the amount of $601.9 million relating to seven aircraft. The transactions resulted in the sale and leaseback of these aircraft under one year operating leases with six one year extension options for a total of seven years for each aircraft. The Company has not recorded any gains related to the transactions. The Company has the option to either buy back the aircraft or redeliver the aircraft for a fee to the lessor at the end

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note E — Debt Financing and Capital Lease Obligations (Continued)

of any lease period. The lease rates equate to fixed principal amortization and floating interest payments based on LIBOR or commercial paper pricing. The Company consolidated the transaction at December 31, 2003 in accordance with FIN 46 and will amortize the principal portion of the debt with the lease payments during 2004.

      Maturities of debt financing, capital lease obligations and synthetic lease obligations (excluding commercial paper and deferred debt discount) at December 31, 2003 are as follows:

2004	$4,275,354
2005	3,584,972
2006	3,648,641
2007	3,040,297
2008	2,494,796
Thereafter	3,257,047

$20,301,107

  Other

      Under the most restrictive provisions of the related borrowings, consolidated retained earnings at December 31, 2003, in the amount of $1,623,165, are unrestricted as to payment of dividends based on consolidated tangible net worth requirements.

See Note L — Financial Instruments.

      The Company has entered into various debt and derivative transactions with AIGFP, a related party. The Company executed $1,897,500 and $1,690,454 notional amount of derivative instruments with AIGFP during 2003 and 2002, respectively.

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

  Market Auction Preferred Stock

      The Market Auction Preferred Stock (“MAPS”) have a liquidation value of $100 thousand per share and are not convertible. The dividend rate, other than the initial rate, for each dividend period for each series is reset approximately every 7 weeks (49 days) on the basis of orders placed in an auction. The Company repurchased Series C, D, F, G and H of the MAPS in the fourth quarter of 2001 and Series E in the first and

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note F — Shareholders’ Equity (Continued)

second quarters of 2002 for the liquidation values and no gain or loss was recognized. During 2001 the Company extended the Series A MAPS to 5 years at a dividend rate of 5.90%. At December 31, 2003, the dividend rate for Series B MAPS was 1.54%.

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

Note G — Rental Income

      Minimum future rentals on non-cancelable operating leases and subleases of flight equipment which have been delivered at December 31, 2003 are as follows:

Year Ended

2004	$2,497,806
2005	2,213,936
2006	1,819,240
2007	1,487,922
2008	1,130,233
Thereafter	2,745,746

$11,894,883

      Additional rentals earned by the Company based on the lessees’ usage aggregated $289,405 (2003), $249,503 (2002) and $235,099 (2001). Flight equipment is leased, under operating leases, with remaining terms ranging from one to 15 years.

Note H — Flight Equipment Rent and Off Balance Sheet Arrangements

      During 1995, 1996 and 1997, the Company, through subsidiaries, entered into sale-leaseback transactions providing proceeds to the Company in the amounts of $412,626, $507,600 and $601,860, respectively, each relating to seven aircraft. The transactions resulted in the sale and leaseback of these aircraft under one-year operating leases, each with six one-year extension options for a total of seven years for each aircraft. The existing one-year leases at December 31, 2003, mature on September 20, 2004. The Company repurchased three aircraft before the lease terminated, which were sold to third parties, and repurchased the remaining eleven aircraft from the 1995 and 1996 sale-leaseback transactions when the leases expired in December 2002 and September 2003, respectively. The lease rates equate to fixed principal amortization and floating interest payments based on LIBOR or commercial paper pricing. The Company adopted FIN 46 during the financial year ended December 31, 2003 and determined that the entity related to the remaining sale-leaseback transaction was a VIE in which the Company was a primary beneficiary as defined by FIN 46. As a result, the

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note H — Rental Expense (continued)

Company consolidated the remaining entity at December 31, 2003 and recorded flight equipment of $462.7 million, synthetic lease obligations in the amount of $464.2 million, a net decrease in other liabilities of $3.9 million and an after tax gain of $2.4 million as a cumulative effect of accounting change.

Note I — Income Taxes

      The provision (benefit) for income taxes is comprised of the following:

	2003	2002	2001

Current:
Federal(a)	$(5,710)	$(169,073)	$(154,680)
State	743	(1,575)	(1,122)
Foreign	993	1,145	(42)

	(3,974)	(169,503)	(155,844)
Deferred(b):
Federal	234,580	426,398	405,287
State	4,755	7,884	2,376

	239,335	434,282	407,663

	$235,361	$264,779	$251,819

(a)	Including U.S. tax on foreign income

(b)	Deferred taxes were also provided (charged) to other comprehensive income of $(77,572) (2003), $47,380 (2002) and $(32,661) (2001), respectively, and for cumulative effect of accounting change of $4,653 (2003) and $8,180 (2001).

      The deferred tax liability consists of the following deferred tax liabilities (assets):

	2003	2002

Accelerated depreciation on flight equipment	$2,671,813	$2,301,339
Excess of state income taxes not currently deductible for Federal income tax purposes	(11,216)	(9,227)
Tax versus book lease differences	—	125,450
Provision for overhauls	(24,464)	(41,984)
Capitalized overhauls	(33,779)	(29,340)
Rentals received in advance	(56,775)	(50,995)
Straight line rents	23,306	26,412
Derivatives	3,781	3,793
Other comprehensive income	2,930	(74,642)
Other	(13,028)	(492)

	$2,562,568	$2,250,314

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note I — Income Taxes (Continued)

      A reconciliation of the computed expected total provision for income taxes to the amount recorded is as follows:

	2003	2002	2001

Computed expected provision based upon a federal rate of 35%	$262,594	$277,656	$263,802
State income taxes, net of Federal income taxes	3,574	4,101	816
Foreign sales corporation and extraterritorial income benefit	(29,598)	(18,517)	(6,590)
Foreign taxes(a)	(1,242)	2,564	(6,080)
Other	33	(1,025)	(129)

	$235,361	$264,779	$251,819

(a)	Includes realized foreign tax credits in 2003 and realized Canadian tax credits in 2001 for taxes paid in prior years.

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

      Federal tax benefits provided by the Extraterritorial Income Exclusion (“ETI”) and the Foreign Sales Corporation (“FSC”) may not be available in 2004. The World Trade Organization has ruled that these are unfair export subsidies, and the European Union has begun to impose trade sanctions as a result of these subsidies not being repealed by the United States. The United States has proposed legislation to repeal the ETI and FSC export benefits and possibly provide other tax benefits to domestic corporations. The effect this proposed legislation will have on the Company will not be determinable until the legislation is finalized.

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

      Revenues include rentals of flight equipment to foreign airlines of $2,625,315 (2003), $2,317,619 (2002) and $2,173,778 (2001).

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note J — Other Information (Continued)

      The following table sets forth the dollar amount and percentage of total rental revenues attributable to the indicated geographic areas based on each airline’s principal place of business for the years indicated:

	2003		2002		2001

	Amount	%	Amount	%	Amount	%

Europe	$1,398,847	47.6%	$1,236,123	46.2%	$1,160,793	47.0%
Asia/Pacific	690,533	23.5	601,775	22.5	523,630	21.2
United States and Canada	437,388	14.9	481,507	18.0	455,680	18.4
Central, South America and Mexico	224,748	7.6	202,688	7.5	199,026	8.0
Africa and the Middle East	189,580	6.4	155,783	5.8	134,655	5.4

	$2,941,096	100%	$2,677,876	100.0%	$2,473,784	100.0%

      The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue based on each airline’s principal place of business for the years indicated:

	2003		2002		2001

	Amount	%	Amount	%	Amount	%

France	$345,200	11.7%	$—	—%	$—	—%
China	321,805	10.9	282,776	10.6	265,871	10.8
United States	315,781	10.7	360,257	13.5	300,006	12.1
United Kingdom	—	—	276,185	10.3	283,090	11.4

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

      AIG’s US plans do not separately identify projected benefit obligations and plan assets attributable to employees of participating affiliates. AIG’s projected benefit obligations exceeded the plan assets at December 31, 2003 by $478,000.

Note K — Commitments and Contingencies

     Aircraft Orders

      At December 31, 2003, the Company had committed to purchase 463 new and used aircraft deliverable from 2004 through 2010 at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $26.2 billion.

      The Company also had options to purchase an additional 11 new aircraft deliverable through 2008 at an estimated aggregate purchase price of $704.8 million.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note K — Commitments and Contingencies (Continued)

  Aircraft orders (continued)

      Most of these purchase commitments and options to purchase new aircraft are based upon master agreements with each of The Boeing Company (“Boeing”) and AVSA, S.A.R.L., the sales subsidiary of Airbus Industrie (“Airbus”).

      The Boeing aircraft (models 737, 747 and 777), and the Airbus aircraft (models A318, A319, A320, A321, A330, A340 and A380) are being purchased pursuant to agreements executed by the Company and Boeing or Airbus. These agreements establish the pricing formulas (which include certain price adjustments based upon inflation and other factors) and various other terms with respect to the purchase of aircraft. Under certain circumstances, the Company has the right to alter the mix of aircraft type ultimately acquired. As of December 31, 2003, the Company had made non-refundable deposits (exclusive of capitalized interest) on the aircraft which the Company has committed to purchase of approximately $600.0 million and $520.0 million with Boeing and Airbus, respectively.

      Management anticipates that a significant portion of the aggregate purchase price will be funded by incurring additional debt. The exact amount of the indebtedness to be incurred will depend upon the actual purchase price of the aircraft, which can vary due to a number of factors, including inflation, and the percentage of the purchase price of the aircraft which must be financed.

     Asset Value Guarantees

      The Company has guaranteed a portion of the residual value of 23 aircraft to financial institutions. These guarantees expire at various dates through 2013 and generally provide for the Company to pay the difference between the fair market value of the aircraft and the guaranteed value up to certain specified amounts, or, at the option of the Company, purchase the aircraft for the guaranteed value. At December 31, 2003, the maximum exposure if the Company were to pay under such guarantees was $68,089. In addition, the Company has written put options for 15 aircraft in the amount of $678,413.

     Other Guarantees

      The Company has guaranteed certain obligations for entities in which it has an investment. The Company guaranteed seven loans at December 31, 2003, all but one collateralized by aircraft, aggregating $150,363. As a result of the Company’s adoption of FIN 46, the Company consolidated the entities with loan guarantees collateralized by aircraft and recorded liabilities in the amount of $54,905 related to these entities.

     Stand by Lines of Credit

      The Company has extended unsecured lines of credit to two entities in the amount of $65,000.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note K — Commitments and Contingencies (Continued)

  Leases

      The Company has operating leases for office space and office equipment extending through 2015. Rent expense was $3,575, $3,475 and $3,221 for the years ended 2003, 2002 and 2001 respectively. Commitments for minimum rentals under the noncancelable leases at the end of 2003 are as follows:

2004	$9,100
2005	8,225
2006	8,553
2007	8,895
2008	9,251
Thereafter	71,827

Total	$115,851

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

      Credit risk exposure arises from the potential that the counterparty may not perform under these derivative transactions. The Company’s counterparty for all of its derivatives is AIGFP, a related party with the highest ratings available from the credit rating agencies. The Company has executed $1,897,500 and $1,690,454 notional amount of derivative instruments with AIGFP during 2003 and 2002, respectively. The Company currently does not require, nor is it required by its counterparty, to provide collateral for its positions with the Company although it can in certain circumstances.

      Failure of AIGFP to perform under the agreement with respect to these transactions could have an material effect on the Company’s results of operations.

      The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying value reported on the balance sheet for cash and cash equivalents approximates its fair value.

Notes receivable: The fair values for notes receivable are estimated using discounted cash flow analyses, using interest rates currently being offered for similar loans to borrowers with similar credit ratings.

Investments: It was not practicable to determine the fair value of most of the Company’s investments in the common and preferred stocks of other companies because of the lack of a quoted market price. The carrying amount of these investments at December 31, 2003 represents the original cost or original cost plus the Company’s share of earnings of the investment. For investments held by the

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note L — Financial Instruments (Continued)

Company that had a quoted market price at December 31, 2003, the Company used such quoted market price in determining the fair value of such investments.

Debt financing: The carrying value of the Company’s commercial paper and term debt maturing within one year approximates its fair value. The fair value of the Company’s long-term debt is estimated using discounted cash flow analyses, based on the Company’s spread to US Treasury bonds for similar debt at year-end.

Guarantees: As of December 31, 2003, the Company’s maximum commitment under the guarantees was $68,089. It is not practical to determine the fair value of the Company’s guarantees. The Company regularly reviews the underlying values of the collateral aircraft, to determine its exposure under these guarantees. At December 31, 2003, the Company had not recorded any liabilities related to these guarantees, as the market values of the aircraft equaled or exceeded the guaranteed value. The Company adopted FIN 45 for guarantees entered into after December 31, 2002. Guarantees in the amount of $3,000 (2003) are included in Accrued interest and other liabilities on the Company’s balance sheet related to guarantees entered into after December 31, 2002.

The carrying amounts and fair values of the Company’s financial instruments at December 31, 2003 and 2002 are as follows:

	2003		2002

	Carrying		Carrying
	Amount of	Fair Value of	Amount of	Fair Value of
	Asset (Liability)	Asset (Liability)	Asset (Liability)	Asset (Liability)

Cash and cash equivalents	$90,780	$90,780	$66,049	$66,049
Notes receivable	146,707	150,011	221,966	219,914
Investments	49,636	50,266	64,067	63,631
Debt financing (including foreign currency adjustment, synthetic lease obligations and capital lease obligations)	(22,550,178)	(23,302,677)	(19,242,147)	(19,507,647)

  Derivatives:

      The Company uses derivatives to manage exposures to interest rate and foreign currency risks. The Company recorded hedge ineffectiveness in interest expense related to cross currency fair value hedges in the amount of $(700) (2003), $1,000 (2002) and $1,000 (2001). Hedge ineffectiveness related to cash flow hedges for the period was immaterial to the Company for years 2003, 2002 and 2001. In accordance with the transition provision of SFAS 133, the Company recorded the following cumulative effect adjustments in earnings as of January 1, 2001, net of taxes:

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note L — Financial Instruments (Continued)

      In addition, the Company recorded the following net-of-tax cumulative effect adjustments in other comprehensive income as of January 1, 2001:

Related to previously designated cash flow hedging relationships:
Fair value of hedging instruments	$(45,927)
Previously defined hedging gains and losses	25,454

Total cumulative effect on other comprehensive income (loss), net of tax	$(20,473)

      During the twelve months ended December 31, 2003, 2002 and 2001, the Company recorded the following in earnings in accordance with SFAS 133:

	2003	2002	2001

Related to non-hedging instruments:
Fair value of non-hedging instruments	$2,480	$3,678	$1,943
Related to previous designated fair value hedging relationships
Fair value of hedging instruments	152,969	(18,133)	(6,366)
Offsetting changes in fair value of hedged items	(153,685)	19,093	5,406
Ineffectiveness of cash flow hedges	(47)	200	(338)

Total effect on earnings	$1,717	$4,838	$645

      At December 31, 2003, 2002 and 2001, the Company’s accumulated other comprehensive income (loss) consisted of the following:

	2003	2002	2001

Cumulative foreign currency adjustment, net of tax	$(361,654)	$(172,172)	$42,416
Cumulative cash flow hedge loss adjustment, net of tax	367,096	33,552	(93,045)

Total accumulated other comprehensive income (loss)	$5,442	$(138,620)	$(50,629)

      During the twelve months ended December 31, 2003, $31,038 (net) was reclassified from accumulated other comprehensive income to interest expense when interest was paid or received on the Company’s cash flow hedges. The Company estimates that within the next twelve months it will amortize into earnings $63,434 of the pre-tax balance in accumulated other comprehensive income under cash flow hedge accounting in connection with the Company’s program to convert debt from floating to fixed rates.

Note M — Related Party Transactions

      The Company contracted to sell 37 aircraft to a trust during the third quarter of 2003 for approximately $1.0 billion. The first 34 aircraft were transferred as of December 31, 2003, the remaining three are to be transferred in 2004. Notes Receivable include $69,149 related to the transaction. The trust is primarily funded and owned by other subsidiaries of AIG and is consolidated by AIG. Neither the trust nor the subsidiary is consolidated by the Company. The transaction was structured similar to a securitization, in which the trust acquired the aircraft based on values assigned by independent appraisers. Further, an unaffiliated third party acted as capital market advisor and initial purchaser of the notes of the securitization. The Company recorded gains in the amount of $23.2 million related to the transaction. The gain is included in Flight equipment marketing in the Company’s income statement. The Company will continue to manage the aircraft sold to the trust for a fee.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note M — Related Party Transactions (Continued)

Subsequent event:

      On January 14, 2004, the Company contracted to sell 34 aircraft to a different trust for approximately $1.0 billion. The first 23 aircraft were transferred as of March 1, 2004, with the remaining 11 expected to be transferred in 2004. The 2004 transaction is structured similarly to the 2003 transaction, and the trust is consolidated by the AIG.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

COL. A	COL. B	COL. C		COL. D	COL. E

		ADDITIONS
			Charged to
	Balance at	Charged to	Other
	Beginning of	Costs and	Accounts —	Deductions —	Balance at
Description	Period	Expenses	Describe	Describe(a)	End of Period

	(Dollars in thousands)
Reserve for overhaul:
Year ended December 31, 2003	$118,244	$112,581		$161,925	$68,900
Year ended December 31, 2002	$142,715	$90,763		$115,234	$118,244
Year ended December 31, 2001	$154,865	$94,383		$106,533	$142,715

(a)	Reimbursements to lessees for overhauls performed and amounts transferred to buyers for aircraft sold.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 11, 2004

INTERNATIONAL LEASE FINANCE CORPORATION

By	/s/ STEVEN F. UDVAR-HAZY

Steven F. Udvar-Hazy
Chairman of the Board and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ LESLIE L. GONDA Leslie L. Gonda	Director	March 11, 2004

/s/ STEVEN F. UDVAR-HAZY Steven F. Udvar-Hazy	Chief Executive Officer and Director	March 11, 2004

/s/ JOHN L. PLUEGER John L. Plueger	Director	March 11, 2004

/s/ LOUIS L. GONDA Louis L. Gonda	Director	March 11, 2004

/s/ M. R. GREENBERG M. R. Greenberg	Director	March 11, 2004

/s/ EDWARD E. MATTHEWS Edward E. Matthews	Director	March 11, 2004

/s/ WILLIAM N. DOOLEY William N. Dooley	Director	March 11, 2004

/s/ HOWARD I. SMITH Howard I. Smith	Director	March 11, 2004

/s/ ALAN H. LUND Alan H. Lund	Director, Vice Chairman, Chief Financial Officer and Chief Accounting Officer	March 11, 2004