Form 10-Q
period 2004-03-31
INTERNATIONAL LEASE FINANCE CORP
filed 2004-04-29
CIK 714311

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q
                                QUARTERLY REPORT

                                   ----------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to______________________

                        Commission file number 001-31616

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

        As of April 23, 2004, there were 42,198,119 shares of Common Stock, no par value, outstanding.

================================================================================

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT

                                   ----------

                                TABLE OF CONTENTS


                                                                                Page
                                                                                ----
Part I.    Financial Information

   Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets March 31, 2004
               and December 31, 2003 ...........................................   3

            Condensed Consolidated Statements of Income
               Three Months Ended March 31, 2004 and 2003 ......................   4

            Condensed Consolidated Statements of Comprehensive Income
               Three Months Ended March 31, 2004 and 2003 ......................   5

            Condensed Consolidated Statements of Cash Flows
               Three Months Ended March 31, 2004 and 2003 ......................   6

            Notes to Condensed Consolidated Financial Statements ...............   8

            Cautionary Statement Regarding Forward Looking Information .........   9

   Item 2.  Management's Discussion and Analysis of the Financial
              Condition and Results of Operations ..............................  10

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk .........  20

   Item 4.  Controls and Procedures ............................................  21

Part II.   Other Information

   Item 6.  Exhibits and Reports on Form 8-K ...................................  22

Signatures .....................................................................  23

                                PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                      March 31,         December 31,
                                                                        2004                 2003
                                                                    ------------        ------------
                                                                    (Unaudited)
                                   ASSETS
Cash, including interest bearing accounts
    of $150,544 (2004) and $90,612 (2003)                           $    153,338        $     90,780
Notes receivable and net investment in finance leases                    427,405             450,080
Flight equipment under operating leases                               34,648,226          34,034,724
    Less accumulated depreciation                                      5,402,502           5,370,706
                                                                    ------------        ------------
                                                                      29,245,724          28,664,018
Deposits on flight equipment purchases                                 1,167,437           1,255,074
Accrued interest, other receivables and other assets                     464,259             233,125
Derivative assets                                                        707,446             746,013
Investments                                                               49,204              49,636
Variable interest entities assets                                        161,352             164,481
Deferred debt issue costs - less accumulated amortization of
   $64,295 (2004) and $63,847 (2003)                                      54,497              51,865
                                                                    ------------        ------------
                                                                    $ 32,430,662        $ 31,705,072
                                                                    ============        ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued interest and other payables                                 $    348,156        $    243,989
Current income taxes                                                      79,501               5,038
Debt financing, net of deferred debt discount of $26,786
   (2004) and $24,321 (2003)                                          21,766,188          21,245,267
Foreign currency adjustment related to foreign currency
   denominated debt                                                      823,451             697,435
Derivative liabilities                                                    40,135              57,187
Capital lease obligations                                                125,396             143,254
Synthetic lease obligations                                              458,727             464,222
Security and other deposits on flight equipment                          825,418             843,914
Rentals received in advance                                              152,387             146,871
Deferred income taxes                                                  2,495,128           2,562,568
Variable interest entities liabilities                                    77,781              79,211

SHAREHOLDERS' EQUITY

   Market Auction Preferred Stock, $100,000 per share
      liquidation value; Series A and B each having
      500 shares issued and outstanding                                  100,000             100,000
   Common stock--no par value; 100,000,000 authorized shares,
          42,198,119 issued and outstanding                              653,582             653,582
   Paid-in capital                                                       579,955             579,955
   Accumulated other comprehensive (loss) income                         (93,020)              5,442
   Retained earnings                                                   3,997,877           3,877,137
                                                                    ------------        ------------
      Total shareholders' equity                                       5,238,394           5,216,116
                                                                    ------------        ------------
                                                                    $ 32,430,662        $ 31,705,072
                                                                    ============        ============



            See notes to condensed consolidated financial statements.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                             (DOLLARS IN THOUSANDS)


                                             2004            2003
                                           ---------      -----------
                                                  (Unaudited)
REVENUES
  Rental of flight equipment                $722,938       $701,495
  Flight equipment marketing                   9,742          7,950
  Flight equipment marketing -
     securitization (Note C)                  25,610              -
  Interest and other                          21,538         12,899
                                            --------       --------
                                             779,828        722,344
                                            --------       --------
EXPENSES
  Interest                                   233,801        219,110
  Depreciation of flight equipment           295,609        264,147
  Flight equipment rent                            -         13,482
  Provision for overhauls                     34,902         28,223
  Selling, general and administrative         25,624         20,577
                                            --------       --------
                                             589,936        545,539
                                            --------       --------
INCOME BEFORE INCOME TAXES                   189,892        176,805
  Provision for income taxes                  60,688         57,504
                                            --------       --------
NET INCOME                                  $129,204       $119,301
                                            ========       ========

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                             (DOLLARS IN THOUSANDS)


                                                       2004             2003
                                                    ---------        ---------
                                                           (Unaudited)

NET INCOME                                          $ 129,204        $ 119,301
                                                    ---------        ---------

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
  Net changes in cash flow hedges                      72,908           61,930
  Foreign currency adjustment                        (171,370)         (42,354)
                                                    ---------        ---------
                                                      (98,462)          19,576
                                                    ---------        ---------
COMPREHENSIVE INCOME                                $  30,742        $ 138,877
                                                    =========        =========



            See notes to condensed consolidated financial statements

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                             (DOLLARS IN THOUSANDS)


                                                                     2004               2003
                                                                  -----------        -----------
                                                                           (Unaudited)
OPERATING ACTIVITIES
   Net income                                                     $   129,204        $   119,301
   Adjustments to reconcile net income to net cash provided
      by operating activities:
     Depreciation of flight equipment                                 295,609            264,147
     Deferred income taxes                                            (14,422)           129,045
     Foreign exchange adjustment                                            -             65,160
     Change in derivative instruments                                  (3,949)           (67,611)
     Amortization of deferred debt issue costs                          5,738              4,721
     Change in unamortized debt discount                               (2,465)             8,657
     Other                                                             (1,851)               238
   Changes in operating assets and liabilities:
      Decrease (increase) in accrued interest, other
        receivables and other assets                                   16,992            (23,675)
      Increase (decrease) in current income taxes payable              74,463            (73,238)
      Increase in accrued interest and other payables                 102,737             91,138
      Increase in rentals received in advance                           5,516              9,067
                                                                  -----------        -----------
Net cash provided by operating activities                             607,572            526,950
                                                                  -----------        -----------
INVESTING ACTIVITIES
   Acquisition of flight equipment for operating leases            (1,911,934)        (1,744,874)
   Acquisition of flight equipment for finance leases                                    (82,166)
   Increase in notes receivable and finance leases                     (6,960)           (19,020)
   Decrease (increase) in deposits and progress payments               87,637            (11,871)
   Proceeds from disposal of flight equipment - net of gain           805,921                  -
   Collections on notes receivable and sales-type leases               15,312              9,904
   Other                                                                  307                388
                                                                  -----------        -----------
Net cash used in investing activities                              (1,009,717)        (1,847,639)
                                                                  -----------        -----------
FINANCING ACTIVITIES
   Net change in commercial paper                                     280,613           (213,789)
   Proceeds from debt financing                                       862,741          2,876,000
   Payments in reduction of debt financing, capital lease
      obligations and synthetic lease obligations                    (643,321)        (1,306,886)
   Debt issue costs                                                    (8,370)            (9,366)
   (Decrease) increase in customer deposits                           (18,496)            16,367
   Payment of common and preferred dividends                           (8,464)           (21,021)
                                                                  -----------        -----------
Net cash provided by financing activities                             464,703          1,341,305
                                                                  -----------        -----------
Increase in cash                                                       62,558             20,616
Cash at beginning of period                                            90,780             66,049
                                                                  -----------        -----------
   Cash at end of period                                          $   153,338        $    86,665
                                                                  ===========        ===========



(Table continued on following page)

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                             (DOLLARS IN THOUSANDS)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION



                                                                      2004           2003
                                                                    --------       --------
                                                                          (Unaudited)
Cash paid during the period for:
        Interest (net of amount capitalized of $12,712 (2004)
           and $13,100 (2003))                                      $141,825       $120,551
        Income taxes, net                                                647          1,698

2004
     One aircraft was received in exchange for investment in finance leases in the amount of $24,761.

     Notes in the amount of $2,700 were received as partial payment in exchange for flight equipment sold with a net book value of $23,727.

     Other assets in the amount of $250,924 were received in exchange for aircraft sold into a securitization, but not yet transferred, with a net book value of $250,759.




            See notes to condensed consolidated financial statements.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

A.   BASIS OF PREPARATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 2003 unaudited condensed consolidated financial statements to conform to the 2004 presentation. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in International Lease Finance Corporation's ("the Company") annual report on Form 10-K for the year ended December 31, 2003.

B.   HEDGING ACTIVITIES

         The Company uses derivatives to manage exposures to interest rate and foreign currency risks. During the three months ended March 31, 2004, the Company recorded the following in earnings.

     Income (loss) related to derivative instruments:
         Fair value of non-hedging instruments              $(662)
         Ineffectiveness related to cash flow hedges          892
                                                            -----
                                                            $ 230
                                                            =====

         During the three months ended March 31, 2004, $15,210 (net) was reclassified from accumulated other comprehensive income to interest expense when interest was paid or received on the Company's cash flow hedges. The Company estimates that within the next twelve months it will amortize into earnings approximately $52.9 million of the pre-tax balance in other comprehensive income under cash flow hedge accounting in connection with the Company's program to convert debt from floating to fixed rates.

C.    FLIGHT EQUIPMENT MARKETING - SECURITIZATION

         The Company sold 34 aircraft to a trust during the first quarter of 2004 for approximately $1.0 billion. The transaction was a securitization, in which the trust acquired the aircraft based on values assigned by independent appraisers. The first 26 aircraft were transferred as of March 31, 2004. The securitization requires the remaining eight aircraft to be transferred before September 30, 2004. Other assets include $250,924 receivable from the trust. The trust is included in the consolidated financial statements of the Company's parent. The trust is not consolidated by the Company. Further, an unaffiliated third party acted as capital markets advisor. Gains in the amount of $25.6 million, net of fees and expenses, related to the transaction are included in Flight Equipment Marketing - Securitization for the period ended March 31, 2004. The Company will continue to manage the aircraft sold to the trust for a fee.

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

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        International Lease Finance Corporation ("the Company", "we", "our", "us") primarily acquires new jet transport aircraft from Boeing and Airbus and leases these aircraft to airlines throughout the world. In addition to this leasing activity, we sell aircraft from our leased aircraft fleet to other leasing companies, financial services companies and airlines. In some cases, we provide fleet management services to companies with aircraft portfolios for a management fee. We have also provided asset value guarantees and loan guarantees to the buyers of aircraft or to financial institutions for a fee. We also remarket and sell aircraft owned or managed by others for a fee.

        As of March 31, 2004, we owned 619 aircraft, had eight aircraft in the fleet that were classified as finance leases, and provided fleet management services for 103 aircraft. We have contracted with Airbus and Boeing to buy 408 new aircraft for delivery through 2010 with an estimated purchase price of $24.2 billion, 54 of which will deliver during the remainder of 2004.

        Our primary source of revenue is from operating leases. One measure of profitability we use is a ratio called lease margin, which is calculated using lease revenue minus total expenses divided by lease revenue. Lease margins have contracted over the last two years as a result of higher incidents of restructurings of leases with troubled airlines, repossessions of aircraft from lessees, and lower lease rates negotiated during the downturn of the airline industry and still in effect at March 31, 2004. The market lease rate for aircraft decreased as excess aircraft were available from airlines with reduced capacity, idled aircraft and airlines which ceased operations over the past two years. The airline industry has been faced with many challenges such as higher fuel costs, terrorism and Severe Acute Respiratory Syndrome ("SARS"), among others. We believe the airline industry is improving and lease rates will recover over a period of prolonged economic recovery. Recent market trends indicate a modest increase in lease rates for the most desirable Airbus and Boeing twin engine single aisle and wide body aircraft for placements beginning in the second half of 2004 and beyond. Airline passenger and cargo traffic worldwide has exhibited measured growth since late 2003. If such traffic growth can be sustained, it should benefit the economic recovery of the commercial airline industry. We believe we are well positioned in the current industry environment with signed lease agreements for all of our 2004 deliveries of new aircraft. There is, however, a lag between changes in market conditions and their impact on our results, as contracts that are signed during times of lower lease rates are still in effect as the market lease rates rise. Therefore, the improvement in the airlines industry has yet to be completely reflected in our financial performance.

RISK FACTORS AFFECTING INTERNATIONAL LEASE FINANCE CORPORATION

        Our business is subject to numerous risks and uncertainties, as described below and in the section titled "Quantitative and Qualitative Disclosures about Market Risk".

We operate as a supplier and financier to airlines. The risks affecting our airline customers are generally out of our control and impact our customers to varying degrees. As a result, we are indirectly impacted by all the risks facing airlines today. Our ability to succeed is dependent on the financial strength of our customers. Our customers' ability to compete effectively in the market place and manage these risks has a direct impact on us. Risks directly or indirectly affecting our business include:

    -    Overall Airline Industry Risk

         -  Demand for air travel               -  Insurance costs
         -  Competition between carriers        -  Security, terrorism and war
         -  Fuel prices and availability        -  Health concerns
         -  Labor costs and stoppages           -  Equity and borrowing capacity
         -  Maintenance costs                   -  Environmental concerns
         -  Employee labor contracts            -  Government regulation
         -  Air traffic control                 -  Interest rates
            infrastructure constraints

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        -   Manufacturer Risk

        -   Borrowing Risks

            - Liquidity
            - Interest Rate

        -   Other Risks

            - Residual Value
            - Obsolescence
            - Key Personnel

        For a detailed discussion of risk factors affecting us, see "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue, depreciation, overhaul reserves, and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

        We believe that the following critical accounting policies can have a significant impact on our results of operations, financial position and financial statement disclosures and require the most difficult, subjective and complex estimates and judgments:

        -   Lease Revenue
        -   Flight Equipment Marketing
        -   Flight Equipment
        -   Capitalized Interest
        -   Provision for Overhauls

        For a detailed discussion on the application of these accounting policies, see "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION

        The Company borrows funds to purchase new and used flight equipment, including funds for progress payments during the construction phase, and to pay off maturing debt obligations. These funds are borrowed principally on an unsecured basis from various sources. During the three months ended March 31, 2004, the Company borrowed $862.7 million (excluding commercial paper) and $607.6 million was provided by operating activities. As of March 31, 2004, the Company has committed to purchase 408 new aircraft from Airbus and Boeing and 11 used aircraft from airlines at an estimated aggregate purchase price of $24.5 billion for delivery through 2010 and holds options to purchase 11 additional new aircraft at an estimated aggregate purchase price of approximately $704.8 million. The Company currently expects to fund expenditures for aircraft, and to meet its liquidity needs, from a combination of available cash balances, internally generated funds and financing arrangements. The Company continues to explore new funding sources and ways to diversify its investor base. The Company's debt financing and capital lease obligations were comprised of the following at the following dates:


                                                                        March 31,            December 31,
                                                                           2004                  2003
                                                                       ------------          ------------
                                                                              (Dollars in thousands)
         Public term debt with single maturities                       $ 10,963,275          $ 10,663,275
         Public medium-term notes with varying maturities                 5,964,977             5,960,236
         Capital lease obligations                                          125,396               143,254
         Synthetic lease obligations                                        458,727               464,222
         Bank and other term debt                                         3,008,152             3,070,120
                                                                       ------------          ------------
             Total term debt, bank debt, and capital
                lease obligations                                        20,520,527            20,301,107

         Commercial paper                                                 1,856,570             1,575,957
         Deferred debt discount                                             (26,786)              (24,321)
                                                                       ------------          ------------
             Total debt financing and capital lease obligations        $ 22,350,311          $ 21,852,743
                                                                       ============          ============
         Selected interest rates and ratio:
             Composite interest rate                                           4.34%                 4.53%
             Percentage of total debt at fixed rates                          74.39%                77.07%
             Composite interest rate on fixed rate debt                        5.20%                 5.29%
             Bank prime rate                                                   4.00%                 4.00%

        The above amounts represent the Company's anticipated settlement of its currently outstanding debt obligations. Certain adjustments required to present currently outstanding debt obligations have been recorded and presented separately on the balance sheet, including adjustments related to foreign currency and interest rate hedging activities. The Company has eliminated the currency exposure arising from foreign currency denominated notes by either hedging the notes through swaps or through the offset provided by operating lease payments denominated in the related currency. The Company translates foreign currency denominated debt into US dollars using current exchange rates as of each balance sheet date. The foreign exchange adjustment for the foreign currency denominated debt was $823.5 million (2004) and $697.4 million (2003). Composite interest rates and percentages of total debt at fixed rates reflect the effect of derivative instruments.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Public Debt (Exclusive of the Commercial Paper Program)

        The interest on most of the public debt is effectively fixed for the terms of the notes. The Company has the ability to borrow under various public debt financing arrangements as follows:

                                                Maximum            Sold as of         Sold as of       Sold as of
                                                Offering        December 31, 2003   March 31, 2004    April 23, 2004
                                                --------        -----------------   --------------    --------------
                                                                        (Dollars in millions)
Registration statement dated
December 20, 2002 (including
$2.88 billion Medium-Term Note
program and $1.0 billion Retail
Medium-Term Note Program) ..........            $6,080(a)            $5,437            $5,450            $5,459

Registration statement
dated July 1, 2003
(including $1.5
billion Medium Term
Note program) ......................             5,000                  650             1,500             1,920

Euro Medium-Term Note
Programme dated
May 2003 (b)(c) ....................             5,000                3,393             3,393             3,393

--------------

(a) Includes $1.08 billion, which was incorporated into the registration statement from a prior registration statement, increasing the maximum offering from $5.0 billion to $6.08 billion.

(b) The Company has hedged the foreign currency risk of the notes through swaps or operating lease payments denominated in Euros.

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

Synthetic Lease Obligations

        In 1995, 1996 and 1997, the Company, through subsidiaries, entered into sale-leaseback transactions providing proceeds to the Company in the amounts of $413.0 million, $507.6 million and $601.9 million, respectively, each relating to seven aircraft. The transactions resulted in the sale and leaseback of these aircraft under one-year operating leases, each with six one-year extension options for a total of seven years for each aircraft. The Company did not record any gains related to the transactions. The Company has the option to either buy back the aircraft or redeliver the aircraft for a fee to the lessor at the end of any lease period. The lease rates equate to fixed principal amortization and floating interest payments based on LIBOR or commercial paper pricing. The Company repurchased three aircraft before the lease termination, which were sold to third parties, and repurchased the remaining eleven aircraft from the 1995 and 1996 sale-leaseback transactions when the leases expired in December 2002 and September 2003, respectively. If the Company does not negotiate extensions of the one-year operating lease terms of the remaining transactions as they expire in September 2004, the Company will be required to borrow additional funds to terminate the transactions and reacquire the seven aircraft. The estimated remaining minimum lease payments (exclusive of the interest component of rent), assuming the current contractual end of the remaining transactions, are $9.1 million (2004). The Company's implementation of FASB Interpretation No. 46 ("FIN 46") at December 31, 2003 resulted in the consolidation of the remaining entity. At March 31, 2004, there was $458.7 million outstanding under the remaining synthetic lease arrangements and the Company ceased to record rent expense and began recording the payments as a reduction of principal and interest expense starting January 1, 2004.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Bank Term Debt

        In January 1999, the Company entered into an Export Credit Facility, for up to a maximum of $4.3 billion, for aircraft delivered through 2001. The Company used the facility to fund 85% of each aircraft's purchase price. This facility is guaranteed by various European Export Credit Agencies. The Company financed 62 aircraft using $2.8 billion under this facility over ten years with interest rates from 5.753% to 5.898%. The debt is collateralized by a pledge of the shares of a subsidiary of the Company which holds title to the aircraft financed under the facility. At March 31, 2004, $1.7 billion was outstanding under the facility and the net book value of the related aircraft was $3.0 billion.

        During 2003, the Company entered into various bank financings for an aggregate funded amount of $1.3 billion. The financings mature through 2009. One tranche of one of the loans totaling $410 million was funded in Japanese yen and swapped to US dollars. The interest rates are LIBOR based with spreads ranging from 0.375% to 1.625%.

Commercial Paper

        The Company currently has a $4.8 billion Commercial Paper Program. Under this program, the Company may borrow in minimum increments of $100,000 for a period from one day to 270 days. Notwithstanding the program's size, it is the Company's intention to sell commercial paper to a maximum amount that is no more than 75% of the aggregate amount of the backup facilities available (see Bank Commitments). The weighted average interest rate of the Company's commercial paper outstanding was 1.04% at March 31, 2004 and 1.07% at December 31, 2003.

Bank Commitments

        As of March 31, 2004, the Company had committed revolving loans and lines of credit with 26 commercial banks aggregating $4.2 billion. These revolving loans and lines of credit provide for interest rates that vary according to the pricing option in effect at the time of borrowing. Pricing options include prime, a range from .25% to .50% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The revolving loans and lines of credit are subject to facility fees of up to ..10% of amounts available. This financing is used as backup for the Company's maturing debt and other obligations. The Company had not drawn on its revolving loans and lines of credit as of March 31, 2004.

        In March 2004, an indirect subsidiary of the Company entered into an agreement providing for an 18-month commitment for a $500 million revolving loan which backs up the subsidiary's $1.0 billion secured note facility to purchase new aircraft from Boeing and Airbus. The subsidiary's obligations under the credit facility and the secured note facility are guaranteed by the Company. A condition precedent to the borrowing of funds under the credit facility is the inability of the subsidiary to sell notes under the secured note facility on acceptable terms. The subsidiary had not drawn on the credit facility or issued any notes under the secured note facility as of March 31, 2004.

Other Variable Interest Entities

        The Company has sold aircraft to entities owned by third parties and has from time to time issued asset value guarantees or loan guarantees related to the aircraft sold. The Company has determined nine such entities, each owning one aircraft, are Variable Interest Entities ("VIEs") in which it is a primary beneficiary, as defined by FIN 46. As a result of the Company adopting FIN 46, the Company consolidated these entities at December 31, 2003. The Company has presented the assets and liabilities of these entities separately on the Balance Sheet. This classification is the result of the Company not controlling or owning the assets.

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

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Derivatives

        In the normal course of business, the Company employs a variety of derivative products to manage its foreign currency exposure and its exposure to interest rates and the resulting impact of changes in exchange rates and interest rates on earnings, with the objective of lowering its overall borrowing cost and maintaining an optimal mix of variable and fixed rate interest obligations. The Company only enters into derivative transactions to hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements, currency swap agreements, and interest rate floor agreements.

        The counterparty to the Company's derivative instruments is AIG Financial Products Corp., a related party with the highest ratings available from the credit rating agencies, which then enters into transactions with independent third parties. The derivatives are subject to a bilateral security agreement, which, in certain circumstances, may allow one party to the agreement to require the second party to the agreement to provide collateral. Failure of the instruments or counterparty to perform under the derivative contracts could have a material impact on the Company's results of operations.

Market Liquidity Risk

        The Company is in compliance with all covenants or other requirements set forth in its credit agreements. Further, the Company does not have any rating downgrade triggers that would automatically accelerate the maturity dates of its debt. However, a downgrade in the Company's credit rating could adversely affect the Company's ability to borrow on, renew existing, or obtain access to new financing arrangements and would increase the cost of such financing arrangements. For example, a downgrade in credit rating could preclude the Company from issuing commercial paper under its current program.

        Turmoil in the airline industry, continued global political unrest, and worldwide health issues have led to increased uncertainty in the debt markets in which the Company borrows funds. While the Company has been able to borrow the funds necessary to finance operations in the current market environment, additional turmoil in the airline industry or political environment could limit the Company's ability to borrow funds from its current funding sources. Should this occur the Company would seek alternative sources of funding, including securitizations, manufacturers' financings, drawings upon its revolving loans and lines of credit facilities or additional short-term borrowings. If the Company were unable to obtain sufficient funding, it would negotiate with manufacturers to defer deliveries of certain aircraft.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


        The following summarizes the Company's contractual obligations at March 31, 2004, and the possible effect of such obligations on the Company's liquidity and cash flows in future periods.

Existing Commitments (Exclusive of Interest)

                                                           Commitments Due by Fiscal Year
                     -----------------------------------------------------------------------------------------------------------
                         Total           2004            2005            2006             2007            2008        Thereafter
                     -----------     -----------     -----------     -----------     -----------     -----------     -----------
                                                               (Dollars in thousands)
Public and Bank
Term Debt(a) ...     $20,395,131     $ 3,548,383     $ 3,543,226     $ 3,648,641     $ 3,040,297     $ 2,747,235     $ 3,867,349

Capital Lease
Obligations ....         125,396          83,650          41,746               -               -               -               -

Commercial Paper       1,856,570       1,856,570               -               -               -               -               -

Operating Leases         112,742           5,991           8,225           8,553           8,895           9,251          71,827

Purchase
Commitments ....      24,510,600       3,172,100       5,433,600       4,681,500       4,686,800       4,122,900       2,413,700
                     -----------     -----------     -----------     -----------     -----------     -----------     -----------
  Total ........     $47,000,439     $ 8,666,694     $ 9,026,797     $ 8,338,694     $ 7,735,992     $ 6,879,386     $ 6,352,876
                     ===========     ===========     ===========     ===========     ===========     ===========     ===========

--------------

(a) Includes synthetic lease obligations of seven aircraft.




Contingent Commitments

                                                             Contingency Expiration by Fiscal Year
                              -----------------------------------------------------------------------------------------------------
                                  Total          2004           2005           2006          2007           2008         Thereafter
                              ----------     ----------     ----------     ----------     ----------     ----------     ----------
                                                                       (Dollars in thousands)
Purchase Options on
New Aircraft ............     $  704,800     $        -     $   38,300     $  255,800     $  264,100     $  146,600     $        -

Put Options(a) ..........        741,251              -        302,756              -              -              -        438,495

Asset Value Guarantees(a)         68,089          6,126         11,041          8,178              -              -         42,744

Loan Guarantees(a) ......        149,062         19,156              -         79,668              -              -         50,238

Lines of Credit .........         65,000         15,000              -              -              -              -         50,000
                              ----------     ----------     ----------     ----------     ----------     ----------     ----------

Total ...................     $1,728,202     $   40,282     $  352,097     $  343,646     $  264,100     $  146,600     $  581,477
                              ==========     ==========     ==========     ==========     ==========     ==========     ==========

--------------

(a) From time to time, the Company participates with airlines, banks and other financial institutions to assist in financing aircraft by providing asset guarantees, put options, or loan guarantees collateralized by aircraft. As a result, should the Company be called upon to fulfill its obligations, the Company would have recourse to the value of the underlying aircraft.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INDUSTRY CONDITION

        The Company's sources of revenue are principally from scheduled and charter airlines and companies associated with the airline industry. The Company's revenues and results of operation are therefore affected by how its customers cope with the economic environment in which airlines operate. In the past few years, the airline industry has been negatively affected by a number of factors, including acts of terrorism and related lingering fears, the war in Iraq, a sluggish worldwide economy, the cost of fuel, the cost of insurance and the outbreak of Severe Acute Respiratory Syndrome ("SARS"). The Company's revenues and results of operations have been negatively affected in 2004 and 2003 by participation in customer restructurings, requirements to re-lease aircraft repossessed from airlines that ceased operations and from market lease rate contractions during the economic downturn. Lower lease rates will continue to affect the Company's revenue until leases negotiated during the economic downturn have terminated. During the three months ended March 31, 2004, one of the Company's customers, Air Holland (one owned and one managed aircraft) filed for protection under the Dutch bankruptcy law. At March 31, 2004, the Company had re-leased the aircraft previously leased to Air Holland.

        The Company generates approximately 20% of its revenues from customers based in Asia and the Pacific region, and has numerous other customers who operate flights to and from those areas. Travel between Asia and the rest of the world was negatively impacted by the outbreak of SARS. Many airlines in Asia and those traveling to Asia curtailed flights in response to the reluctance of people to travel to Asia during the first six months of 2003. Travel to Asia has, however, picked up sharply since the World Health Organization lifted the warnings against visits to SARS affected countries in the second quarter of 2003. Any new outbreak of SARS could again negatively impact travel between Asia and the rest of the world.

        On October 16, 2003, Boeing announced that it had decided to "complete production" of the 757 jetliner in late 2004. At March 31, 2004, the Company owned 55 757s, all of which were on lease to airlines. As a result, the Company reviewed and reduced the residual values on the Boeing 757 aircraft type to an internally established value to more appropriately reflect management's expectations of future values. The Company commenced recording the change in estimate on January 1, 2004 and it had an immaterial effect on the Company's financial position and results of operations. The Company believes the market place had already reflected the event in market lease rates and the Company had already considered the event in its most recent impairment analysis. The analysis did not result in an impairment charge.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NON-GAAP FINANCIAL MEASURES

Lease Margin

        Lease Margin is defined as Rental of flight equipment less total expenses, adjusted for VIE expenses related to Other Variable Interest Entities, divided by Rental of flight equipment. Lease Margin is a measure by which the Company isolates and evaluates the overall profitability of its contractual leasing operations, which constitute the Company's primary revenue generating activity. Beginning in 2004, to more accurately portray the trend of its core leasing operations, the Company began to adjust total expenses in its calculation of Lease Margin by excluding the above mentioned VIE expenses. Related VIE revenues are included in Interest and other and are by definition excluded from the calculation of Lease Margin. VIE revenues and expenses were recorded in the Company's 2004 net income as a result of the Company's adoption of FIN 46 beginning December 31, 2003. The most directly comparable GAAP financial measure is Profit Margin. The following is a reconciliation of Profit Margin to Lease Margin:


                                         2004          2003
                                       -------       -------
Total revenues(A) ................     $ 779.8       $ 722.3
Flight equipment marketing .......       (35.4)         (7.9)
Interest and other ...............       (21.5)        (12.9)
                                       -------       -------
Rental of flight equipment(B) ....       722.9         701.5
                                       -------       -------

Total expenses(C) ................       589.9         545.5
VIE expenses .....................        (3.7)            -
                                       -------       -------
Adjusted total expenses(D) .......       586.2         545.5
                                       -------       -------

Profit margin (A) - (C) = (E) ....     $ 189.9       $ 176.8
Lease margin (B) - (D) = (F) .....     $ 136.7       $ 156.0
Profit margin % (E) divided by (A)        24.4%         24.5%
Lease margin % (F) divided by (B)         18.9%         22.2%

RESULTS OF OPERATIONS - Three months ended March 31, 2004 versus 2003.

        Revenues from the rental of flight equipment increased 3.1% to $722.9 million in 2004 compared to $701.5 million in 2003, due to an increase in the number of aircraft available for operating lease (619 at March 31, 2004 compared to 577 at March 31, 2003), partially offset by aircraft being reconfigured and redelivered and therefore not earning revenue for the entire period. The Company had one aircraft off-lease (not subject to a signed lease agreement or a signed letter of intent) at March 31, 2004, which was subsequently leased. Revenues were negatively impacted by lower lease rates and restructured rents as a result of the slowdown and turmoil of the airline industry. The Company's Lease Margin for the period decreased to 18.9% in 2004 compared to 22.2% for the same period in 2003. The Company's Profit Margin stayed relatively consistent at 24.4% compared to 24.5% for the same periods. The Company expects factors described in Industry Conditions to further negatively impact revenues in 2004 and beyond, as some airlines continue to experience financial difficulties and the negative impact on lease revenues from the economic downturn continues to be felt.

        At March 31, 2004, the Company's fleet, on which it earns rental revenue, consisted of 618 aircraft compared to a fleet of 590 aircraft at March 31, 2003. The cost of the leased fleet, which includes aircraft subject to sale-lease back transactions from which rental income is earned, increased to $34.6 billion at March 31, 2004 compared to $32.5 billion at March 31, 2003.

        In addition to its leasing operations, the Company engages in the marketing of flight equipment throughout the lease term, as well as the sale of third party owned flight equipment on a principal and commission basis. Revenues from flight equipment marketing increased to $9.7 million in 2004 compared to $8.0 million in 2003. The Company sold three aircraft during the first quarter of 2004. Further, the Company sold 34 aircraft to a trust included in the consolidated financial statements of the Company's parent (see Note C of Notes to Condensed Consolidated Financial Statements) during the first quarter of 2004. The gain related to the transaction is included in Flight Equipment Marketing -- Securitization.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        Interest and other revenue increased to $21.5 million in 2004 compared to $12.9 million in 2003 primarily due to an increase in management fees due to an increase in the managed fleet and revenues from VIEs due to the Company's adoption of FIN 46 at December 31, 2003.

        Interest expense increased to $233.8 million in 2004 compared to $219.1 million in 2003 as a result of an increase in average debt outstanding, which is borrowed to finance aircraft acquisitions (excluding the effect of debt discount and foreign exchange adjustments), to $22.1 billion in 2004 compared to $19.7 billion in 2003. This increase was partially offset by a decrease in the average composite borrowing rate to 4.43% in 2004 compared to 4.65% in 2003. The Company has modified its borrowing strategy and has begun to extend its debt maturities because of the present economic environment with all-time low interest rates. Had the Company continued to borrow with mostly short-term and medium-term maturity rates, the Company's composite borrowing rate would have decreased further in 2004 compared with 2003. The Company's composite borrowing rate decreased as follows:

                              2004        2003       Decrease
                              ----        ----       --------
Beginning of Quarter          4.53%       4.73%       0.20%

End of Quarter                4.34%       4.57%       0.23%

Average                       4.43%       4.65%       0.22%

        Interest expense for the three months ended March 31, 2004 includes a $0.2 million benefit related to derivative activities.

        Depreciation of flight equipment increased 11.9% to $295.6 million in 2004 compared to $264.1 million in 2003 due to the increased cost of the fleet.

        The Company, in prior periods, had entered into sale-leaseback transactions. Currently seven aircraft are accounted for under these transactions. The Company ceased to record rent expense as a result of its adoption of FIN 46 on December 31, 2003 (see Financial Condition: Synthetic Lease Obligations for more information).

        Provision for overhauls increased to $34.9 million in 2004 compared to $28.2 million in 2003 due to an increase in the aggregate number of hours flown on which the Company collects overhaul revenue and against which the provision is computed.

        Selling, general and administrative expenses increased to $25.6 million in 2004 compared to $20.6 million in 2003 primarily due to expenses related to the Company's interest in VIEs in the amount of $3.7 million as a result of the Company's adoption of FIN 46 at December 31, 2003.

        The Company typically contracts to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term, the Company has generally been able to re-lease aircraft within two to six months of its return. The Company has not recognized any impairment charges related to its fleet, as the existing service potential of the aircraft in the Company's portfolio has not been diminished. Further, the Company has been able to re-lease aircraft without diminution in lease rates to an extent that would warrant an impairment write down.

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

        The Company calculates the VaR with respect to the net fair value by using historical scenarios. This methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical information for interest rates and foreign exchange rates were used to construct the historical scenarios at March 31, 2004 and December 31, 2003, respectively. For each scenario, each financial instrument is re-priced. Scenario values for the Company are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum adverse deviation in fair market value incurred under these scenarios with 95% confidence (i.e. only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period is assumed in computing the VaR figure. The following table presents the average, high and low VaRs for the Company with respect to its fair value for the periods ended March 31, 2004 and December 31, 2003:

                                ILFC Market Risk

                                   Three months                              Year Ended
                                  Ended March 31,                         December 31, 2003
                       ------------------------------------       -------------------------------------
                                                    (Dollars in millions)
                       Average          High           Low         Average         High            Low
                       -------          ----           ---         -------         ----            ---
Combined               $  43.1        $  78.1        $  7.8        $  37.7        $  78.1        $  7.8
Interest Rate             43.2           78.1           7.9           37.8           78.1           7.8
Currency                   0.6            1.3           0.2            0.8            1.3           0.2

ITEM 4. CONTROLS AND PROCEDURES


        (a) The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to management of the Company, including the Chairman of the Board and Chief Executive Officer and the Vice Chairman, Chief Financial Officer and Chief Accounting Officer (collectively the "Certifying Officers"), as appropriate, to allow timely decisions regarding required disclosure. The management of the Company, including the Certifying Officers, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

        (b) As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company has carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Certifying Officers concluded that disclosure controls and procedures provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized, and reported within the periods specified by the Securities and Exchange Commission.

        (c) There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation referred to above that occurred during the Company's first quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES USE OF PROCEEDS AND ISSUER PURCHASES
                            OF EQUITY SECURITIES
     Not Applicable

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

           3.11 By-Laws of the Company, including amendment thereto dated August 31, 1990 (filed as an exhibit to Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

           3.12 Unanimous Written Consent of Sole Stockholder of the Company, dated January 2, 2002, amending the Bylaws of the Company (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

           4. Trust Indenture, dated as of March 8, 2004, between ILFC Rhino II LLC, as issuer, and Deutsche Bank Trust Company Americas, as indenture trustee.

           10.1 Revolving Credit Agreement, dated as of March 8, 2004, among ILFC Rhino II LLC, Citicorp North America Inc., in its individual capacity and as administrative agent, and the other financial institutions listed therein providing up to $500,000,000.

           10.2 Guaranty, dated as of March 8, 2004, by the Company, as guarantor, in favor of Citicorp North America Inc., as guarantied party.

           10.3 Security Trust Agreement, dated as of March 8, 2004, among ILFC Rhino I LLC, ILFC Rhino II LLC and the additional grantors named therein, as grantors, the Company, as servicer, Deutsche Bank Trust Company Americas, as indenture trustee, Citicorp North America Inc., as security trustee and credit facility agent, and Citibank N.A., as the operating bank.

           12. Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends

           31.1     Certification of Chairman of the Board and Chief Executive
                    Officer

           31.2 Certification of Vice Chairman, Chief Financial Officer and Chief Accounting Officer

           32.1     Certification under 18 U.S.C., Section 1350

     b)    Reports on Form 8-K:

           Form 8-K, event date March 19, 2004 (Item 7)

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



INTERNATIONAL LEASE FINANCE CORPORATION

April 29, 2004                               /S/ Steven F. Udvar-Hazy
                                             ------------------------
                                             STEVEN F. UDVAR-HAZY
                                             Chairman of the Board and
                                             Chief Executive Officer



April 29, 2004                               /S/ Alan H. Lund
                                             -----------------------
                                             ALAN H. LUND
                                             Vice Chairman,
                                             Chief Financial Officer
                                             and Chief Accounting Officer

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                                INDEX TO EXHIBITS


Exhibit No.
   4.          Trust Indenture, dated as of March 8, 2004, between ILFC Rhino II
               LLC, as issuer, and Deutsche Bank Trust Company Americas, as indenture trustee.

   10.1        Revolving Credit Agreement, dated as of March 8, 2004, among ILFC
               Rhino II LLC, Citicorp North America Inc., in its individual capacity and as administrative agent, and the other financial institutions listed therein providing up to $500,000,000.

   10.2 Guaranty, dated as of March 8, 2004, by the Company, as guarantor, in favor of Citicorp North America Inc., as guarantied party.

   10.3        Security Trust Agreement, dated as of March 8, 2004, among ILFC
               Rhino I LLC, ILFC Rhino II LLC and the additional grantors named therein, as grantors, the Company, as servicer, Deutsche Bank
               Trust Company Americas, as indenture trustee, Citicorp North
               America Inc., as security trustee and credit facility agent, and Citibank N.A., as the operating bank.

   12.         Computation of Ratios of Earnings to Fixed Charges and Preferred
               Stock Dividends

   31.1        Certification of Chairman of the Board and Chief Executive
               Officer

   31.2        Certification of Vice Chairman, Chief Financial Officer and Chief
               Accounting Officer

   32.1        Certification under 18 U.S.C., Section 1350