Form 10-Q
period 2004-06-30
INTERNATIONAL LEASE FINANCE CORP
filed 2004-07-28
CIK 714311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

     As of July 22, 2004, there were 42,198,119 shares of Common Stock, no par value, outstanding.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Cash, including interest bearing accounts of $217,536 (2004) and $90,612 (2003)	$220,758	$90,780
Notes receivable and net investment in finance leases	501,909	450,080
Flight equipment under operating leases	36,185,565	34,034,724
Less accumulated depreciation	5,698,565	5,370,706

	30,487,000	28,664,018
Deposits on flight equipment purchases	1,096,428	1,255,074
Accrued interest, other receivables and other assets	278,901	233,125
Derivative assets	730,341	746,013
Investments	48,652	49,636
Variable interest entities assets	157,454	164,481
Deferred debt issue costs - less accumulated amortization of $71,012 (2004) and $63,847 (2003)	59,064	51,865

	$33,580,507	$31,705,072

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued interest and other payables	$290,994	$243,989
Current income taxes	38,930	5,038
Debt financing, net of deferred debt discount of $26,352 (2004) and $24,321 (2003)	22,830,075	21,245,267
Foreign currency adjustment related to foreign currency denominated debt	725,688	697,435
Derivative liabilities	25,184	57,187
Capital lease obligations	82,147	143,254
Synthetic lease obligations	453,231	464,222
Security and other deposits on flight equipment	862,008	843,914
Rentals received in advance	157,426	146,871
Deferred income taxes	2,623,225	2,562,568
Variable interest entities liabilities	76,726	79,211
SHAREHOLDERS’ EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B each having 500 shares issued and outstanding	100,000	100,000
Common stock-no par value; 100,000,000 authorized shares, 42,198,119 issued and outstanding	653,582	653,582
Paid-in capital	579,955	579,955
Accumulated other comprehensive (loss) income	(34,025)	5,442
Retained earnings	4,115,361	3,877,137

Total shareholders’ equity	5,414,873	5,216,116

	$33,580,507	$31,705,072

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
(Dollars in thousands)

	2004	2003
	(Unaudited)
REVENUES
Rental of flight equipment	$766,520	$741,945
Flight equipment marketing	26,213	6,957
Interest and other	17,757	15,507

	810,490	764,409

EXPENSES
Interest	243,600	236,989
Depreciation of flight equipment	313,400	282,094
Flight equipment rent	—	13,302
Provision for overhauls	37,574	26,390
Selling, general and administrative	30,489	19,284

	625,063	578,059

INCOME BEFORE INCOME TAXES	185,427	186,350
Provision for income taxes	59,053	63,402

NET INCOME	$126,374	$122,948

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Dollars in thousands)

	2004	2003
	(Unaudited)
REVENUES
Rental of flight equipment	$1,489,458	$1,443,440
Flight equipment marketing	36,163	14,907
Flight equipment marketing – securitization (Note C)	25,402	—
Interest and other	39,295	28,406

	1,590,318	1,486,753

EXPENSES
Interest	477,402	456,100
Depreciation of flight equipment	609,009	546,240
Flight equipment rent	—	26,784
Provision for overhauls	72,475	54,614
Selling, general and administrative	56,113	39,860

	1,214,999	1,123,598

INCOME BEFORE INCOME TAXES	375,319	363,155
Provision for income taxes	119,741	120,906

NET INCOME	$255,578	$242,249

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
(Dollars in thousands)

	2004	2003
	(Unaudited)
NET INCOME	$126,374	$122,948

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Net changes in cash flow hedges	(7,530)	79,272
Foreign currency adjustment	66,525	(67,958)

	58,995	11,314

COMPREHENSIVE INCOME	$185,369	$134,262

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Dollars in thousands)

	2004	2003
	(Unaudited)
NET INCOME	$255,578	$242,249

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Net changes in cash flow hedges	65,378	141,203
Foreign currency adjustment	(104,845)	(110,311)

	(39,467)	30,892

COMPREHENSIVE INCOME	$216,111	$273,141

SUPPLEMENTAL COMPREHENSIVE INCOME (LOSS) INFORMATION
Cumulative foreign currency adjustment, net of tax	$(466,498)	$(282,484)
Cumulative cash flow hedge loss adjustment, net of tax	432,473	174,755

See notes to condensed consolidated financial statements

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Dollars in thousands)

	2004	2003
	(Unaudited)
OPERATING ACTIVITIES
Net income	$255,578	$242,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	609,009	546,240
Deferred income taxes	81,908	255,421
Foreign exchange adjustment	—	6,719
Change in derivative instruments	(48,796)	(9,378)
Amortization of deferred debt issue costs	12,455	27,349
Change in unamortized debt discount	(2,031)	4,222
Other	3,083	478
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest, other receivables and other assets	71,902	(80,772)
Increase in current income taxes payable	33,892	55,175
Increase in accrued interest and other payables	44,520	40,342
Increase in rentals received in advance	10,555	14,342

Net cash provided by operating activities	1,072,075	1,102,387

INVESTING ACTIVITIES
Acquisition of flight equipment for operating leases	(3,567,892)	(3,589,924)
Acquisition of flight equipment for finance leases	(43,247)	(165,202)
Decrease in deposits and progress payments	158,646	125,329
Proceeds from disposal of flight equipment — net of gain	1,045,796	—
Advances on notes receivable	(65,492)	(26,938)
Collections on notes receivable and finance leases	33,660	24,649
Other	604	844

Net cash used in investing activities	(2,437,925)	(3,631,242)

FINANCING ACTIVITIES
Net change in commercial paper	801,619	(891,756)
Proceeds from debt financing	2,907,308	5,609,662
Payments in reduction of debt financing, capital lease obligations and synthetic lease obligations	(2,194,185)	(2,090,559)
Debt issue costs	(19,654)	(36,969)
Increase (decrease) in customer deposits	18,094	(37,378)
Payment of common and preferred dividends	(17,354)	(33,056)

Net cash provided by financing activities	1,495,828	2,519,944

Increase (decrease) in cash	129,978	(8,911)
Cash at beginning of period	90,780	66,049

Cash at end of period	$220,758	$57,138

(Table continued on following page)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Dollars in thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2004	2003
	(Unaudited)
Cash paid during the period for:
Interest (net of amount capitalized of $23,700 (2004) and $24,579 (2003))	$472,559	$406,193
Income taxes, net	3,941	(189,690)

2004

One aircraft was received in exchange for investment in finance leases in the amount of $24,761.

Notes in the amount of $2,910 were received as partial payment in exchange for flight equipment sold with a net book value of $23,727.

Other assets in the amount of $110,651 were received in exchange for aircraft sold into a securitization, but not yet transferred, with a net book value of $107,274.

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(Unaudited)

A.	Basis of Preparation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 2003 unaudited condensed consolidated financial statements to conform to the 2004 presentation. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in International Lease Finance Corporation’s (“the Company”) annual report on Form 10-K for the year ended December 31, 2003.

B.	Hedging Activities

     The Company uses derivatives to manage exposures to interest rate and foreign currency risks. During the six months ended June 30, 2004, the Company recorded the following in earnings.

Income (loss) related to derivative instruments:	(Dollars in thousands)
Fair value of non-hedging instruments	$(4,698)
Ineffectiveness related to cash flow hedges	1,493

$(3,205)

     During the six months ended June 30, 2004, $58.9 million (net) was reclassified from accumulated other comprehensive income to interest expense when interest was paid or received on the Company’s cash flow hedges. The Company estimates that within the next twelve months it will amortize into earnings approximately $60.0 million of the pre-tax balance in other comprehensive income under cash flow hedge accounting in connection with the Company’s program to convert debt from floating to fixed rates.

C.	Flight Equipment Marketing — Securitization

     The Company sold 34 aircraft to a trust during the first quarter of 2004 for approximately $1.0 billion. The transaction was a securitization, in which the trust acquired the aircraft based on values assigned by independent appraisers. Thirty aircraft have been transferred as of June 30, 2004. The securitization requires the remaining four aircraft to be transferred before October 14, 2004. Other assets include $103.5 million net receivable from the trust. The trust is included in the consolidated financial statements of the Company’s parent. The trust is not consolidated by the Company. Further, an unaffiliated third party acted as capital markets advisor. Gains in the amount of $25.4 million, net of fees and expenses, related to the transaction are included in Flight Equipment Marketing — Securitization for the period ended June 30, 2004. The Company will continue to manage the aircraft sold to the trust for a fee.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Forward-Looking Statements

     This quarterly report on Form 10-Q contains or incorporates statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the state of the airline industry, the Company’s access to the capital markets, the Company’s ability to restructure leases and repossess aircraft, the structure of the Company’s leases, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company’s financial condition or results of operations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and “should” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or industry results to vary materially from the Company’s future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry economic and business conditions, which will, among other things, affect demand for aircraft, availability and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives and environmental and safety requirements. The Company will not update any forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     International Lease Finance Corporation (“the Company”, “management”, “we”, “our”, “us”) primarily acquires new jet transport aircraft from Boeing and Airbus and leases these aircraft to airlines throughout the world. In addition to our leasing activity, we sell aircraft from our leased aircraft fleet to other leasing companies, financial services companies and airlines. In some cases, we provide fleet management services to companies with aircraft portfolios for a management fee. From time to time we have provided asset value guarantees and loan guarantees to the buyers of aircraft or to financial institutions for a fee. We also remarket and sell aircraft owned or managed by others for a fee.

     As of June 30, 2004, we owned 648 aircraft, had nine aircraft in the fleet that were classified as finance leases, and provided fleet management services for 101 aircraft. We have contracted with Airbus and Boeing to buy 373 new aircraft for delivery through 2010 with an estimated purchase price of $22.4 billion, 19 of which will deliver during the remainder of 2004.

     Our primary source of revenue is from operating leases. One measure of profitability we use is a ratio called Lease Margin (see “Management’s Discussion and Analysis – Non-GAAP Financial Measures”). Lease margins have contracted over the last two years as a result of higher incidents of restructurings of leases with troubled airlines, repossessions of aircraft from lessees, and lower lease rates negotiated during the downturn of the airline industry and still in effect at June 30, 2004. The market lease rate for certain aircraft types decreased as excess aircraft were available from airlines which reduced capacity, idled aircraft and airlines which ceased operations over the past two years. The airline industry has been faced with many challenges such as higher fuel costs, terrorism and Severe Acute Respiratory Syndrome (“SARS”), among others. We believe the airline industry trends are improving and lease rates will increase over a period of prolonged economic recovery. Recent market trends indicate a modest increase in lease rates for the most desirable Airbus and Boeing twin engine single aisle and wide body aircraft for deliveries beginning in the second half of 2004 and beyond. Airline passenger and cargo traffic worldwide have exhibited measured growth during the first half of 2004. If such traffic growth can be sustained, it should benefit the economic recovery of the commercial airline industry. We believe we are well positioned in the current industry environment with signed lease agreements for all of our 2004 and 2005 deliveries of new aircraft. There is, however, a lag between changes in market conditions and their impact on our results, as contracts that are signed during times of lower lease rates are still in effect as the market lease rates rise. Therefore, the improving trends in the lease rates have yet to be completely reflected in our financial performance.

Risk Factors Affecting International Lease Finance Corporation

     Our business is subject to numerous risks and uncertainties, as described below and in the section titled “Quantitative and Qualitative Disclosures about Market Risk”.

We operate as a supplier and financier to airlines. The risks affecting our airline customers are generally out of our control and impact our customers to varying degrees. As a result, we are indirectly impacted by all the risks facing airlines today. Our ability to succeed is dependent on the financial strength of our customers. Our customers’ ability to compete effectively in the market place and manage these risks has a direct impact on us and our operating results. Risks directly or indirectly affecting our business include:

•	Overall Airline Industry Risk

➢ Demand for air travel	➢ Insurance costs

➢ Competition between carriers	➢ Security, terrorism and war

➢ Fuel prices and availability	➢ Health concerns

➢ Labor costs and stoppages	➢ Equity and borrowing capacity

➢ Maintenance costs	➢ Environmental concerns

➢ Employee labor contracts	➢ Government regulation

➢ Air traffic control infrastructure constraints	➢ Interest rates

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

•	Manufacturer Risk

•	Borrowing Risks

➢ Liquidity

➢ Interest Rate

•	Other Risks

➢ Residual Value

➢ Obsolescence

➢ Key Personnel

     For a detailed discussion of risk factors affecting us, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2003.

Critical Accounting Policies and Estimates

     Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates and judgments, including those related to revenue, depreciation, overhaul reserves, and contingencies. The estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

     We believe that the following critical accounting policies can have a significant impact on our results of operations, financial position and financial statement disclosures and require the most difficult, subjective and complex estimates and judgments:

•	Lease Revenue

•	Flight Equipment Marketing

•	Flight Equipment

•	Capitalized Interest

•	Provision for Overhauls

     For a detailed discussion on the application of these accounting policies, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Financial Condition

     We borrow funds to purchase new and used flight equipment, including funds for progress payments during the construction phase, and to pay off maturing debt obligations. These funds are borrowed principally on an unsecured basis from various sources. During the six months ended June 30, 2004, we borrowed $2,907.3 million (excluding commercial paper) and $1,072.1 million was provided by operating activities. As of June 30, 2004, we have committed to purchase 373 new aircraft from Airbus and Boeing and 25 used aircraft from airlines at an estimated aggregate purchase price of $22.7 billion for delivery through 2010. We also hold options to purchase 10 additional new aircraft at an estimated aggregate purchase price of approximately $688.9 million. We currently expect to fund expenditures for aircraft and to meet liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements. We have modified our borrowing strategy with the goal that, over time, we will have approximately 15% or less of our debt, excluding commercial paper, mature in any one year. Management continues to explore new funding sources and ways to diversify our investor base. Our debt financing and capital lease obligations were comprised of the following at the following dates:

	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
Public term debt with single maturities	$11,926,025	$10,663,275
Public medium-term notes with varying maturities	5,598,213	5,960,236
Capital lease obligations	82,147	143,254
Synthetic lease obligations	453,231	464,222
Bank and other term debt	2,954,613	3,070,120

Total term debt, bank debt, and capital lease obligations	21,014,229	20,301,107
Commercial paper	2,377,576	1,575,957
Deferred debt discount	(26,352)	(24,321)

Total debt financing and capital lease obligations	$23,365,453	$21,852,743

Selected interest rates and ratio:
Composite interest rate	4.15%	4.53%
Percentage of total debt at fixed rates	69.90%	77.07%
Composite interest rate on fixed rate debt	5.11%	5.29%
Bank prime rate	4.25%	4.00%

     The above amounts represent the anticipated settlement of our currently outstanding debt obligations. Certain adjustments required to present currently outstanding debt obligations have been recorded and presented separately on the balance sheet, including adjustments related to foreign currency and interest rate hedging activities. We have eliminated the currency exposure arising from foreign currency denominated notes by either hedging the notes through swaps or through the offset provided by operating lease payments denominated in the related currency. Foreign currency denominated debt is translated into US dollars using current exchange rates as of each balance sheet date. The foreign exchange adjustment for the foreign currency denominated debt was $725.7 million (2004) and $697.4 million (2003). Composite interest rates and percentages of total debt at fixed rates reflect the effect of derivative instruments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Public Debt (Exclusive of the Commercial Paper Program)

     The interest on most of the public debt is effectively fixed for the terms of the notes. We have the ability to borrow under various public debt financing arrangements as follows:

	Maximum	Sold as of	Sold as of	Sold as of
	Offering	December 31, 2003	June 30, 2004	July 22, 2004
		(Dollars in millions)
Registration statement dated December 20, 2002 (including $2.88 billion Medium-Term Note program and $1.0 billion Retail Medium-Term Note Program)	$6,080 (a)	$5,437	$5,493	$5,510
Registration statement dated July 1, 2003 (including $1.5 billion Medium Term Note program)	5,000	650	2,555	2,555
Euro Medium-Term Note Programme dated May 2004 (b)(c)	7,000	3,393	4,306	4,475

(a)	Includes $1.08 billion, which was incorporated into the registration statement from a prior registration statement, increasing the maximum offering from $5.0 billion to $6.08 billion.

(b)	The foreign currency risk of the notes is hedged through swaps or operating lease payments denominated in Euros.

(c)	This is a perpetual program. As a bond issue matures, the amount becomes available again under the program.

Capital Lease Obligations

     We have Export Credit lease financings which provided ten-year amortizing loans in the form of capital lease obligations. The interest rate on 62.5% of the original financed amount is 6.55% and the interest rate on 22.5% of the original financed amount is fixed at rates varying between 6.18% and 6.89%. These two tranches are guaranteed by various European Export Credit Agencies. The remaining 15% of the original financed amount was prepaid by the Company. At June 30, 2004, $82.1 million was still outstanding.

Synthetic Lease Obligations

     In 1995, 1996 and 1997, through subsidiaries, we entered into sale-leaseback transactions providing proceeds in the amounts of $413.0 million, $507.6 million and $601.9 million, respectively, each relating to seven aircraft. The transactions resulted in the sale and leaseback of these aircraft under one-year operating leases, each with six one-year extension options for a total of seven years for each aircraft. We did not record any gains related to the transactions. We have the option to either buy back the aircraft or redeliver the aircraft for a fee to the lessor at the end of any lease period. The lease rates equate to fixed principal amortization and floating interest payments based on LIBOR or commercial paper pricing. Three aircraft were repurchased before the lease termination and sold to third parties. The remaining eleven aircraft from the 1995 and 1996 sale-leaseback transactions were repurchased when the leases expired in December 2002 and September 2003, respectively. We will be required to borrow additional funds to terminate the leases and reacquire the seven aircraft in the remaining transaction as the leases expire in September 2004. The estimated remaining minimum lease payments (exclusive of the interest component of rent), assuming the current contractual end of the remaining transactions, are $5.4 million. Our implementation of FASB Interpretation No. 46 (“FIN 46”) at December 31, 2003 resulted in the consolidation of the remaining aircraft and related debt. At June 30, 2004, there was $453.2 million outstanding under the remaining synthetic lease arrangements and we ceased to record rent expense and began recording the payments as a reduction of principal and a charge to interest expense starting January 1, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Bank Term Debt

     In January 1999, we entered into an Export Credit Facility, for up to a maximum of $4.3 billion, for aircraft delivered through 2001. The facility was used to fund 85% of each aircraft’s purchase price. This facility is guaranteed by various European Export Credit Agencies. We financed 62 aircraft using $2.8 billion under this facility over ten years with interest rates from 5.753% to 5.898%. We have collateralized the debt by a pledge of the shares of a subsidiary which holds title to the aircraft financed under the facility. At June 30, 2004, $1.7 billion was outstanding under the facility and the net book value of the related aircraft was $2.9 billion.

     During 2003, we borrowed $1.3 billion under various bank financing arrangements. The financings mature through 2009. One tranche of one of the loans totaling $410 million was funded in Japanese yen and swapped to US dollars. The interest rates are LIBOR based with spreads ranging from 0.375% to 1.625%.

     In May 2004, we entered into an Export Credit Facility for up to a maximum of $2.64 billion, for Airbus aircraft to be delivered in 2004 and 2005. The facility will be used to fund 85% of each aircraft’s purchase price. This facility becomes available as the various European Export Credit Agencies provide their guarantees for aircraft based on a six-month forward-looking calendar. The financing is for a ten-year fully amortizing loan per aircraft at an interest rate determined through a bid process. We have collateralized the debt by a pledge of the shares of a subsidiary which holds title to the aircraft financed under this facility. As of June 30, 2004, one aircraft was financed under this facility and prior to July 22, 2004, a second aircraft had been financed under this facility.

Commercial Paper

     We currently have a $4.8 billion Commercial Paper Program. Under this program, we may borrow in minimum increments of $100,000 for a period from one day to 270 days. It is our intention to only sell commercial paper to a maximum amount of 75% of the total amount of the backup facilities available (see Bank Commitments). The weighted average interest rate of our commercial paper outstanding was 1.18% at June 30, 2004 and 1.07% at December 31, 2003.

Bank Commitments

     As of June 30, 2004, we had committed revolving loans and lines of credit with 26 commercial banks totaling $4.2 billion. These revolving loans and lines of credit provide for interest rates that vary according to the pricing option in effect at the time of borrowing. Pricing options include prime, a range from .25% to .50% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The revolving loans and lines of credit are subject to facility fees of up to .10% of amounts available. This financing is used as backup for our maturing debt and other obligations. We had not drawn against its revolving loans and lines of credit as of June 30, 2004.

     In March 2004, an indirect subsidiary of the Company entered into a credit facility providing for an 18-month commitment for a $500 million revolving loan. The loan backs up the subsidiary’s $1.0 billion secured note facility available to purchase new aircraft from Boeing and Airbus. We have guaranteed the subsidiary’s obligations under the credit facility and the secured note facility. In order for us to borrow funds under the credit facility, the subsidiary must not be able to sell notes under the secured note facility on acceptable terms. The subsidiary had not drawn on the credit facility or issued any notes under the secured note facility as of June 30, 2004.

Other Variable Interest Entities

     We have sold aircraft to entities owned by third parties and from time to time we have issued asset value guarantees or loan guarantees related to the aircraft sold. Management has determined nine such entities, each owning one aircraft, are Variable Interest Entities (“VIEs”) in which we are a primary beneficiary, as defined by FIN 46. As a result of our adopting FIN 46, we consolidated these entities at December 31, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The assets and liabilities of these entities are presented separately on our Balance Sheet. This classification is the result of us not controlling or owning the assets.

     We have not established any other unconsolidated entities for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We have, however, from time to time established subsidiaries, entered into joint ventures or created other partnership arrangements with the limited purpose of leasing aircraft or facilitating borrowing arrangements.

Derivatives

     In the normal course of business, we employ a variety of derivative products to manage our exposure to changes in foreign currency and interest rates. Our objective is to eliminate all foreign currency risk, lower our overall borrowing cost and maintain an optimal mix of variable and fixed rate interest obligations. We only enter into derivative transactions to hedge interest rate risk and currency risk of our debt obligations and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements, currency swap agreements, and interest rate floor agreements.

     The counterparty to our derivative instruments is AIG Financial Products Corp. (“AIGFP”), a related party. AIGFP has the highest ratings available from the credit rating agencies. The derivatives are subject to a bilateral security agreement, which, in certain circumstances, may allow one party to the agreement to require the second party to the agreement to provide collateral. Failure of the instruments or counterparty to perform under the derivative contracts could have a material impact on our results of operations.

Market Liquidity Risk

     We are in compliance with all covenants or other requirements set forth in our credit agreements. Further, we do not have any rating downgrade triggers that would automatically accelerate the maturity dates of any debt. However, a downgrade in our credit rating could adversely affect our ability to borrow on, renew existing, or obtain access to new financing arrangements and would increase the cost of such financing arrangements. For example, a downgrade in credit rating could preclude us from issuing commercial paper under our current program.

     Turmoil in the airline industry and continued global political unrest have led to increased uncertainty in the debt markets in which we borrow funds. While we have been able to borrow the funds necessary to finance operations in the current market environment, additional turmoil in the airline industry or political environment could limit our ability to borrow funds from our current funding sources. Should this occur we would seek alternative sources of funding, including securitizations, manufacturers’ financings, drawings upon our revolving loans and lines of credit facilities or additional short-term borrowings. If we were unable to obtain sufficient funding, we could negotiate with manufacturers to defer deliveries of certain aircraft.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The following summarizes our contractual obligations at June 30, 2004, and the possible effect of such obligations on our liquidity and cash flows in future periods.

Existing Commitments (Exclusive of Interest)

	Commitments Due by Fiscal Year
	Total	2004	2005	2006	2007	2008	Thereafter
			(Dollars in thousands)
Public and Bank Term Debt (a)	$20,932,083	$2,042,447	$3,546,584	$3,651,999	$3,529,369	$3,718,293	$4,443,391
Capital Lease Obligations	82,147	42,567	39,580	—	—	—	—
Commercial Paper	2,377,576	2,377,576	—	—	—	—	—
Operating Leases	110,773	4,022	8,225	8,553	8,895	9,251	71,827
Purchase Commitments	22,723,400	1,282,400	5,716,700	5,030,700	4,490,500	3,789,400	2,413,700

Total	$46,225,979	$5,749,012	$9,311,089	$8,691,252	$8,028,764	$7,516,944	$6,928,918

(a) Includes synthetic lease obligations of seven aircraft.

Contingent Commitments

	Contingency Expiration by Fiscal Year
	Total	2004	2005	2006	2007	2008	Thereafter
			(Dollars in thousands)
Purchase Options on New Aircraft	$688,900	$—	$—	$266,800	$275,500	$146,600	$—
Put Options (a)	741,251	—	302,756	—	—	—	438,495
Asset Value Guarantees (a)	66,189	3,226	12,041	8,178	—	—	42,744
Loan Guarantees (a)	147,819	19,156	—	79,423	—	—	49,240
Lines of Credit	65,000	—	15,000	—	—	—	50,000

Total	$1,709,159	$22,382	$329,797	$354,401	$275,500	$146,600	$580,479

(a)	From time to time, we participate with airlines, banks and other financial institutions to assist in financing aircraft by providing asset guarantees, put options, or loan guarantees collateralized by aircraft. As a result, should we be called upon to fulfill our obligations, we would have recourse to the value of the underlying aircraft.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Industry Condition

     Our sources of revenue are principally from scheduled and charter airlines and companies associated with the airline industry. Our revenues and results of operation are therefore affected by how our customers cope with the economic environment in which airlines operate. In the past few years, the airline industry has been negatively affected by a number of factors, including acts of terrorism and related lingering fears, the war in Iraq, a sluggish worldwide economy, the cost of fuel, the cost of insurance and the outbreak of Severe Acute Respiratory Syndrome (“SARS”). Our revenues and results of operations have been negatively affected in 2004 and 2003 by participation in customer restructurings, requirements to re-lease aircraft repossessed from airlines that ceased operations, and from market lease rate contractions during the economic downturn. Airline passenger and cargo traffic worldwide have exhibited measured growth since late 2003. If such traffic growth can be sustained, it should benefit the economic recovery of the commercial airlines industry. Recent market trends indicate a modest increase in lease rates for the most desirable Airbus and Boeing twin-engine single aisle and wide body aircraft for placements beginning in the second half of 2004 and beyond. However, lower lease rates will continue to affect our revenue until leases negotiated during the economic downturn have terminated. During the six months ended June 30, 2004, one of our customers, Air Holland (one owned and one managed aircraft) filed for protection under the Dutch bankruptcy law. At June 30, 2004, we had re-leased the aircraft to a different airline.

     Approximately 20% of our revenues is generated from customers based in Asia and the Pacific region, and we have numerous other customers who operate flights to and from those areas. Travel between Asia and the rest of the world was negatively impacted by the outbreak of SARS. Many airlines in Asia and those traveling to Asia curtailed flights in response to the reluctance of people to travel to Asia during the first six months of 2003. Travel to Asia has, however, picked up sharply since the World Health Organization lifted the warnings against visits to SARS affected countries in the second quarter of 2003. Any new outbreak of SARS could again negatively impact travel between Asia and the rest of the world.

     On October 16, 2003, Boeing announced that it had decided to “complete production” of the 757 jetliner in late 2004. At June 30, 2004, we owned 55 757s, all of which were on lease to airlines. As a result of Boeing’s announcement, management reviewed and reduced the residual values on the Boeing 757 aircraft type, to an internally established value, to more appropriately reflect our expectations of future values. We commenced recording the change in estimate on January 1, 2004 and it had an immaterial effect on our financial position and results of operations. We believe the market place had already reflected the event in market lease rates and we had already considered the event in its most recent impairment analysis. The analysis did not result in an impairment charge.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Non-GAAP Financial Measures

Lease Margin

     Lease Margin is defined as Rental of flight equipment less total expenses, adjusted for VIE expenses related to Other Variable Interest Entities, divided by Rental of flight equipment. Lease Margin is a measure by which we isolate and evaluate the overall profitability of our contractual leasing operations, which constitute our primary revenue generating activity. Beginning in 2004, to more accurately portray the trend of our core leasing operations, we began to adjust total expenses in the calculation of Lease Margin by excluding the above mentioned VIE expenses. Related VIE revenues are included in Interest and other and are by definition excluded from the calculation of Lease Margin. VIE revenues and expenses are recorded in our 2004 net income as a result of our adoption of FIN 46 beginning December 31, 2003. The most directly comparable GAAP financial measure is Profit Margin. The following is a reconciliation of Profit Margin to Lease Margin:

	Six Months		Three Months
		(Dollars in millions)
	2004	2003	2004	2003
Total revenues (A)	$1,590.3	$1,486.8	$810.5	$764.4
Flight equipment marketing	(61.6)	(14.9)	(26.2)	(7.0)
Interest and other	(39.3)	(28.4)	(17.8)	(15.5)

Rental of flight equipment (B)	1,489.4	1,443.5	766.5	741.9

Total expenses (C)	1,215.0	1,123.6	625.1	578.1
VIE expenses	(10.7)	—	(7.1)	—

Adjusted total expenses (D)	1,204.3	1,123.6	618.0	578.1

Profit margin (A) – (C) = (E)	$375.3	$363.2	$185.4	$186.3
Lease margin (B) – (D) = (F)	$285.1	$319.9	$148.5	$163.8
Profit margin % (E) divided by (A)	23.6%	24.4%	22.9%	24.4%
Lease margin % (F) divided by (B)	19.1%	22.2%	19.4%	22.1%

Results of Operations - Three months ended June 30, 2004 versus 2003.

     Revenues from the rental of flight equipment increased 3.3% to $766.5 million in 2004 compared to $741.9 million in 2003, due to an increase in the number of aircraft available for operating lease (648 at June 30, 2004 compared to 618 at June 30, 2003), partially offset by aircraft being reconfigured and redelivered and therefore not earning revenue for the entire period. All aircraft in our fleet were subject to a signed lease agreement or a signed letter of intent at June 30, 2004. However, three aircraft in our fleet are leased to Aero Continente, a Peruvian airline which temporarily suspended operations as of July 12, 2004. We are in the process of securing these planes for re-lease as soon as the appropriate documentation is completed. Revenues in 2004 compared to 2003 were negatively impacted by lower lease rates and restructured rents as a result of the slowdown and turmoil of the airline industry. Lease Margin for the period decreased to 19.4% in 2004 compared to 22.1% for the same period in 2003. Profit Margin decreased to 22.9% compared to 24.4% for the same periods. However, Lease Margin for the three months ended June 30, 2004 increased slightly from 18.9% for the three months ended March 31, 2004. Management expects factors described in Industry Conditions to continue to negatively impact revenues in 2004 and beyond, even as we see slight increases in the Lease Margins going forward, as some airlines continue to experience financial difficulties and before improving trends in lease rates are completely reflected in our lease revenues.

     At June 30, 2004, our fleet, on which we earn rental revenue, consisted of 648 aircraft compared to a fleet of 618 aircraft at June 30, 2003. The cost of the leased fleet, which includes aircraft subject to sale-lease back transactions from which rental income is earned, increased to $36.1 billion at June 30, 2004 compared to $34.3 billion at June 30, 2003.

     In addition to leasing operations, we engage in the marketing of flight equipment throughout the lease term, as well as the sale of third party owned flight equipment on a principal and commission basis. Revenues from flight equipment marketing increased to $26.2 million in 2004 compared to $7.0 million in 2003. We sold five aircraft and five engines during the second quarter of 2004. We sold no owned equipment but earned third-party fees and commissions during the same period in 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Interest and other revenue increased to $17.8 million in 2004 compared to $15.5 million in 2003 primarily due to an increase in management fees, resulting from an increase in the managed fleet, and revenues from VIEs due to our adoption of FIN 46 at December 31, 2003.

     Interest expense increased to $243.6 million in 2004 compared to $237.0 million in 2003 as a result of an increase in average debt outstanding, borrowed to finance aircraft acquisitions (excluding the effect of debt discount and foreign exchange adjustments), to $22.9 billion in 2004 compared to $21.0 billion in 2003. This increase was partially offset by a decrease in the average composite borrowing rate to 4.25% in 2004 compared to 4.54% in 2003. Our composite borrowing rate decreased as follows:

	2004	2003	Decrease
Beginning of Quarter	4.34%	4.57%	0.23%
End of Quarter	4.15%	4.50%	0.35%
Average	4.25%	4.54%	0.29%

     Interest expense for the three months ended June 30, 2004 includes $3.0 million related to derivative ineffectiveness and mark-to-market of derivatives not considered a hedge under FAS 133.

     Depreciation of flight equipment increased 11.1% to $313.4 million in 2004 compared to $282.1 million in 2003 due to the increased cost of the fleet.

     In prior periods we entered into sale-leaseback transactions. Currently seven aircraft are accounted for under these transactions. We ceased to record rent expense for these transactions as a result of our adoption of FIN 46 on December 31, 2003 (see Financial Condition: Synthetic Lease Obligations for more information).

     Provision for overhauls increased to $37.6 million in 2004 compared to $26.4 million in 2003 due to an increase in the aggregate number of hours flown on which we collect overhaul revenue and against which the provision is computed.

     Selling, general and administrative expenses increased to $30.5 million in 2004 compared to $19.3 million in 2003 primarily due to expenses related to our interest in VIEs in the amount of $7.0 million as a result of the Company’s adoption of FIN 46 at December 31, 2003 and higher expenses required to support our larger fleet.

     We typically contract to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term, we have generally been able to re-lease aircraft within two to six months of its return. We have not recognized any impairment charges related to our fleet, as the existing service potential of the aircraft in our portfolio has not been diminished. Further, we have been able to re-lease aircraft without diminution in lease rates to an extent that would warrant an impairment write down.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations - Six months ended June 30, 2004 versus 2003.

     Revenues from the rental of flight equipment increased 3.2% to $1,489.4 million in 2004 compared to $1,443.4 million in 2003, due to an increase in the number of aircraft available for operating lease (648 at June 30, 2004 compared to 618 at June 30, 2003), partially offset by aircraft being reconfigured and redelivered and therefore not earning revenue for the entire period. All aircraft in our fleet were subject to a signed lease agreement or a signed letter of intent at June 30, 2004. However, three aircraft in our fleet are leased to Aero Continente, a Peruvian airline which temporarily suspended operations as of July 12, 2004. We are in the process of securing these planes for re-lease as soon as the appropriate documentation is completed. Revenues in 2004 compared to 2003 were negatively impacted by lower lease rates and restructured rents as a result of the slowdown and turmoil of the airline industry. Lease Margin for the period decreased to 19.1% in 2004 compared to 22.2% for the same period in 2003. Profit Margin decreased to 23.6% compared to 24.4% for the same periods. Management expects factors described in Industry Conditions to continue to negatively impact revenues in 2004 and beyond, even as we see slight increases in the Lease Margins going forward, as some airlines continue to experience financial difficulties and before improving trends in lease rates are completely reflected in our lease revenues.

     At June 30, 2004, our fleet, on which we earn rental revenue, consisted of 648 aircraft compared to a fleet of 618 aircraft at June 30, 2003. The cost of the leased fleet, which includes aircraft subject to sale-lease back transactions from which rental income is earned, increased to $36.1 billion at June 30, 2004 compared to $34.3 billion at June 30, 2003.

     In addition to leasing operations, we engage in the marketing of flight equipment throughout the lease term, as well as the sale of third party owned flight equipment on a principal and commission basis. Revenues from flight equipment marketing increased to $36.2 million in 2004 compared to $14.9 million in 2003. We sold eight aircraft and five engines during the first six months of 2004. Further, in the first quarter, we sold 34 aircraft to a trust included in the consolidated financial statements of the Company’s parent (see Note C of Notes to Condensed Consolidated Financial Statements). The gain, net of expenses, related to the transaction is included in Flight Equipment Marketing – Securitization. We did not sell any owned flight equipment but earned third-party fees and commission during the same period in 2003.

     Interest and other revenue increased to $39.3 million in 2004 compared to $28.4 million in 2003 primarily due to an increase in management fees, resulting from an increase in the managed fleet, and revenues from VIEs in the amount of $7.5 million due to our adoption of FIN 46 at December 31, 2003.

     Interest expense increased to $477.4 million in 2004 compared to $456.1 million in 2003 as a result of an increase in average debt outstanding, borrowed to finance aircraft acquisitions (excluding the effect of debt discount and foreign exchange adjustments), to $22.6 billion in 2004 compared to $20.3 billion in 2003. This increase was partially offset by a decrease in the average composite borrowing rate to 4.34% in 2004 compared to 4.62% in 2003. Our composite borrowing rate decreased as follows:

	2004	2003	Decrease
Beginning of Six Months	4.53%	4.73%	0.20%
End of Six Months	4.15%	4.50%	0.35%
Average	4.34%	4.62%	0.28%

     Interest expense for the six months ended June 30, 2004 includes $3.2 million related to derivative ineffectiveness and mark-to-market of derivatives not considered a hedge under FAS 133.

     Depreciation of flight equipment increased 11.5% to $609.0 million in 2004 compared to $546.2 million in 2003 due to the increased cost of the fleet.

     In prior periods, we entered into sale-leaseback transactions. Currently seven aircraft are accounted for under these transactions. We ceased to record rent expense for these transactions as a result of our adoption of FIN 46 on December 31, 2003 (see Financial Condition: Synthetic Lease Obligations for more information).

     Provision for overhauls increased to $72.5 million in 2004 compared to $54.6 million in 2003 due to an increase in the aggregate number of hours flown on which we collect overhaul revenue and against which the provision is computed.

     Selling, general and administrative expenses increased to $56.1 million in 2004 compared to $39.9 million in 2003 primarily due to expenses related to interest in VIEs in the amount of $10.7 million as a result of our adoption of FIN 46 at December 31, 2003 and higher expenses required to support our larger fleet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     We typically contract to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term, we have generally been able to re-lease aircraft within two to six months of its return. We have not recognized any impairment charges related to our fleet, as the existing service potential of the aircraft in our portfolio has not been diminished. Further, we have been able to re-lease aircraft without diminution in lease rates to an extent that would warrant an impairment write down.

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

     The Company calculates the VaR with respect to the net fair value by using historical scenarios. This methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical information for interest rates and foreign exchange rates were used to construct the historical scenarios at June 30, 2004 and December 31, 2003, respectively. For each scenario, each financial instrument is re-priced. Scenario values for the Company are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum adverse deviation in fair market value incurred under these scenarios with 95% confidence (i.e. only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period is assumed in computing the VaR figure. The following table presents the average, high and low VaRs for the Company with respect to its fair value for the periods ended June 30, 2004 and December 31, 2003:

ILFC Market Risk

	Six months Ended			Year Ended
	June 30, 2004			December 31, 2003
			(Dollars in millions)
	Average	High	Low	Average	High	Low
Combined	$50.3	$86.3	$7.8	$37.7	$78.1	$7.8
Interest Rate	50.4	86.4	7.9	37.8	78.1	7.8
Currency	0.6	1.3	0.2	0.8	1.3	0.2

ITEM 4. CONTROLS AND PROCEDURES

(a)	The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to management of the Company, including the Chairman of the Board and Chief Executive Officer and the Vice Chairman, Chief Financial Officer and Chief Accounting Officer (collectively the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. The management of the Company, including the Certifying Officers, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b)	As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company has carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Certifying Officers concluded that disclosure controls and procedures provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized, and reported within the periods specified by the Securities and Exchange Commission.

Variable Interest Entities

The Company’s consolidated financial statements include assets in the amount of $157.5 million, liabilities in the amount of $76.7 million and a net loss of $3.3 million related to Variable Interest Entities. Management has been unable to assess the effectiveness of internal control at those entities due to the fact that the Company does not have the ability to dictate or modify the controls of those entities, nor does the Company have the ability, in practice, to assess those controls.

(c)	There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation referred to above that occurred during the Company’s first six months that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

3.1	Restated Articles of Incorporation of the Company, as amended through December 9, 1992, filed November 3, 1993 (filed as an exhibit to Registration Statement No. 33-50913 and incorporated herein by reference).

3.2	Certificate of Determination of Preferences of Series A Market Auction Preferred Stock (filed December 9, 1992 as an exhibit to Registration Statement No. 33-54294 and incorporated herein by reference).

3.3	Certificate of Determination of Preferences of Series B Market Auction Preferred Stock (filed December 9, 1992 as an exhibit to Registration Statement 33-54294 and incorporated herein by reference).

3.4	Certificate of Determination of Preferences of Series C Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

3.5	Certificate of Determination of Preferences of Series D Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

3.6	Certificate of Determination of Preferences of Series E Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

3.7	Certificate of Determination of Preferences of Series F Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

3.8	Certificate of Determination of Preferences of Series G Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

3.9	Certificate of Determination of Preferences of Series H Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

3.10	Certificate of Determination of Preferences of Preferred Stock of the Company (filed as an exhibit to Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

3.11	By-Laws of the Company, including amendment thereto dated August 31, 1990 (filed as an exhibit to Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

3.12	Unanimous Written Consent of Sole Stockholder of the Company, dated January 2, 2002, amending the Bylaws of the Company (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

4.	Agency Agreement (amended and restated), dated as of May 28, 2004, between the Company, Citibank, N.A., and Dexia Banque Internationale a Luxembourg, Societe Anonyme.

10.	Aircraft Facility Agreement, dated as of May 18, 2004, among Whitney Leasing Limited, as borrower, the Company, as guarantor and the Bank of Scotland and the other banks listed therein providing up to $2,643,660,000 (plus related premiums) for the financing of aircraft.

12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chairman of the Board and Chief Executive Officer

31.2	Certification of Vice Chairman, Chief Financial Officer and Chief Accounting Officer

32.1	Certification under 18 U.S.C., Section 1350

b)	Reports on Form 8-K:

Form 8-K, event date April 23, 2004 (Item 7)

Form 8-K, event date June 15, 2004 (Item 7)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL LEASE FINANCE CORPORATION

July 27, 2004	/S/ Steven F. Udvar-Hazy
STEVEN F. UDVAR-HAZY Chairman of the Board and Chief Executive Officer

July 27, 2004	/S/ Alan H. Lund
ALAN H. LUND Vice Chairman, Chief Financial Officer and Chief Accounting Officer

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit No.
4.	Agency Agreement (amended and restated), dated as of May 28, 2004, between the Company, Citibank, N.A., and Dexia Banque Internationale a Luxembourg, Societe Anonyme.

10.	Aircraft Facility Agreement, dated as of May 18, 2004, among Whitney Leasing Limited, as borrower, the Company, as guarantor and the Bank of Scotland and the other banks listed therein providing up to $2,643,660,000 (plus related premiums) for the financing of aircraft.

12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chairman of the Board and Chief Executive Officer

31.2	Certification of Vice Chairman, Chief Financial Officer and Chief Accounting Officer

32.1	Certification under 18 U.S.C., Section 1350