Form 10-Q
period 2004-09-30
INTERNATIONAL LEASE FINANCE CORP
filed 2004-10-22
CIK 714311

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-Q
                                QUARTERLY REPORT
                                ----------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________
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

Yes      X         No
   -------------     ---------------

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes                         No      X
   ---------------            -------------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      As of October 22, 2004, there were 42,198,119 shares of Common Stock, no par value, outstanding.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT


                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
Part I.  Financial Information

   Item 1.  Financial Statements (Unaudited)

       Condensed Consolidated Balance Sheets
             September 30, 2004 and December 31, 2003 ...............................................    3

       Condensed Consolidated Statements of Income
             Three months Ended September 30, 2004 and 2003 .........................................    4

       Condensed Consolidated Statements of Income
             Nine months Ended September 30, 2004 and 2003 ..........................................    4

       Condensed Consolidated Statements of Comprehensive Income
             Three Months Ended September 30, 2004 and 2003 .........................................    5

       Condensed Consolidated Statements of Comprehensive Income
             Nine Months Ended September 30, 2004 and 2003 ..........................................    5

       Condensed Consolidated Statements of Cash Flows
             Nine months Ended September 30, 2004 and 2003 ..........................................    6

       Notes to Condensed Consolidated Financial Statements .........................................    8

       Cautionary Statement Regarding Forward Looking Information ...................................    9

   Item 2.  Management's Discussion and Analysis of the Financial Condition and Results of Operations   10

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk ..............................   22

   Item 4.  Controls and Procedures .................................................................   23

Part II. Other Information

   Item 6.  Exhibits ................................................................................   24

       Signatures ...................................................................................   25

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                      September 30,     December 31,
                                                                                          2004             2003
                                                                                      -------------    -------------
                                                                                        (Unaudited)
                                     ASSETS

Cash, including interest bearing accounts
    of $85,366 (2004) and $90,612 (2003)                                               $     85,534    $     90,780
Notes receivable and net investment in finance leases                                       488,937         450,080
Flight equipment under operating leases                                                  36,529,818      34,034,724
    Less accumulated depreciation                                                         6,016,356       5,370,706
                                                                                       ------------    ------------
                                                                                         30,513,462      28,664,018
Deposits on flight equipment purchases                                                    1,285,907       1,255,074
Accrued interest, other receivables and other assets                                        231,803         233,125
Derivative assets                                                                           669,779         746,013
Investments                                                                                  48,100          49,636
Variable interest entities assets                                                           154,347         164,481
Deferred debt issue costs - less accumulated amortization of
   $78,278 (2004) and $63,847 (2003)                                                         58,561          51,865
                                                                                       ------------    ------------
                                                                                       $ 33,536,430    $ 31,705,072
                                                                                       ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued interest and other payables                                                    $    383,598    $    243,989
Current income taxes                                                                          7,442           5,038
Debt financing, net of deferred debt discount of $28,207 (2004) and
    $24,321 (2003)                                                                       22,978,812      21,245,267
Foreign currency translation adjustment related to foreign currency denominated debt
 denominated debt                                                                           696,127         697,435
Derivative liabilities                                                                       23,840          57,187
Capital lease obligations                                                                    63,684         143,254
Synthetic lease obligations                                                                      --         464,222
Security and other deposits on flight equipment                                             899,770         843,914
Rentals received in advance                                                                 158,509         146,871
Deferred income taxes                                                                     2,717,120       2,562,568
Variable interest entities liabilities                                                       74,670          79,211
SHAREHOLDERS' EQUITY
   Market Auction Preferred Stock, $100,000 per share liquidation value;
            Series A and B each having 500 shares issued and outstanding                    100,000         100,000
   Common stock--no par value; 100,000,000 authorized shares,
          42,198,119 issued and outstanding                                                 653,582         653,582
   Paid-in capital                                                                          579,955         579,955
   Accumulated other comprehensive (loss) income                                            (45,702)          5,442
   Retained earnings                                                                      4,245,023       3,877,137
                                                                                       ------------    ------------
      Total shareholders' equity                                                          5,532,858       5,216,116
                                                                                       ------------    ------------
                                                                                       $ 33,536,430    $ 31,705,072
                                                                                       ============    ============



            See notes to condensed consolidated financial statements.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                             (DOLLARS IN THOUSANDS)

                                                   2004      2003
                                                --------   --------
                                                    (Unaudited)
REVENUES
  Rental of flight equipment                    $795,123   $753,551
  Flight equipment marketing                       7,481     14,918
  Flight equipment marketing - securitization         --     18,519
  Interest and other                              39,062      9,167
                                                --------   --------
                                                 841,666    796,155
                                                --------   --------

EXPENSES
  Interest                                       242,444    233,041
  Depreciation of flight equipment               322,504    295,591
  Flight equipment rent                               --     10,324
  Provision for overhauls                         43,317     31,671
  Selling, general and administrative             26,412     21,032
                                                --------   --------
                                                 634,677    591,659
                                                --------   --------
INCOME BEFORE INCOME TAXES                       206,989    204,496
  Provision for income taxes                      67,321     64,765
                                                --------   --------
NET INCOME                                      $139,668   $139,731
                                                ========   ========

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                             (DOLLARS IN THOUSANDS)

                                                            2004         2003
                                                         ----------   ----------
                                                               (Unaudited)
REVENUES
  Rental of flight equipment                             $2,284,581   $2,196,991
  Flight equipment marketing                                 43,739       29,825
  Flight equipment marketing - securitization (Note C)       25,307       18,519
  Interest and other                                         78,357       37,573
                                                         ----------   ----------
                                                          2,431,984    2,282,908
                                                         ----------   ----------
EXPENSES
  Interest                                                  719,846      689,141
  Depreciation of flight equipment                          931,513      841,831
  Flight equipment rent                                          --       37,108
  Provision for overhauls                                   115,792       86,284
  Selling, general and administrative                        82,525       60,893
                                                         ----------   ----------
                                                          1,849,676    1,715,257
                                                         ----------   ----------
INCOME BEFORE INCOME TAXES                                  582,308      567,651
  Provision for income taxes                                187,062      185,671
                                                         ----------   ----------
NET INCOME                                               $  395,246   $  381,980
                                                         ==========   ==========

            See notes to condensed consolidated financial statements.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                             (DOLLARS IN THOUSANDS)

                                                  2004         2003
                                                ---------    ---------
                                                     (Unaudited)
NET INCOME                                      $ 139,668    $ 139,731
                                                ---------    ---------

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
  Net changes in cash flow hedges                 (93,920)      45,327
  Foreign currency translation adjustment          82,243      (30,888)
                                                ---------    ---------
                                                  (11,677)      14,439
                                                ---------    ---------
COMPREHENSIVE INCOME                            $ 127,991    $ 154,170
                                                =========    =========


            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                             (DOLLARS IN THOUSANDS)

                                                                     2004         2003
                                                                   ---------    ---------
                                                                        (Unaudited)
NET INCOME                                                         $ 395,246    $ 381,980
                                                                   ---------    ---------

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
  Net changes in cash flow hedges                                    (28,542)     186,530
  Foreign currency translation adjustment                            (22,602)    (141,200)
                                                                   ---------    ---------
                                                                     (51,144)      45,330
                                                                   ---------    ---------
COMPREHENSIVE INCOME                                               $ 344,102    $ 427,310
                                                                   =========    =========

SUPPLEMENTAL COMPREHENSIVE INCOME (LOSS) INFORMATION
  Cumulative foreign currency translation adjustment, net of tax   $(384,255)   $(313,371)
  Cumulative cash flow hedge loss adjustment, net of tax             338,553      220,081


            See notes to condensed consolidated financial statements

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                             (DOLLARS IN THOUSANDS)

                                                                                           2004           2003
                                                                                       -----------    ------------
                                                                                               (Unaudited)
OPERATING ACTIVITIES
   Net income                                                                          $   395,246    $   381,980
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation of flight equipment                                                     931,513        841,831
      Deferred income taxes                                                                182,619        257,990
      Foreign currency translation adjustment                                               45,316         20,018
      Change in derivative instruments                                                     (40,880)       (40,416)
      Amortization of deferred debt issue costs                                             19,974         23,033
      Change in unamortized debt discount                                                   (3,886)         6,153
      Other                                                                                  3,049            598
   Changes in operating assets and liabilities:
      Increase in notes receivable                                                         (17,146)       (11,519)
      Decrease (increase) in accrued interest, other receivables and
       other assets                                                                         68,211        (40,325)
      Increase in current income taxes payable                                               2,404        117,840
      Increase in accrued interest and other payables                                       93,000        136,086
      Increase in rentals received in advance                                               11,638         12,426
                                                                                       -----------    -----------
Net cash provided by operating activities                                                1,691,058      1,705,695
                                                                                       -----------    -----------
INVESTING ACTIVITIES
   Acquisition of flight equipment for operating leases                                 (3,941,495)    (4,223,607)
   Acquisition of flight equipment for finance leases                                      (43,247)      (165,202)
   Increase in deposits and progress payments                                              (30,833)       (29,788)
   Proceeds from disposal of flight equipment - net of gain                              1,127,629        773,431
    Advances on notes receivable                                                           (52,000)       (30,198)
   Collections on notes receivable and finance leases                                       47,286         38,852
   Other                                                                                       891          1,139
                                                                                       -----------    -----------
Net cash used in investing activities                                                   (2,891,769)    (3,635,373)
                                                                                       -----------    -----------
FINANCING ACTIVITIES
   Net change in commercial paper                                                          894,085     (2,718,408)
   Proceeds from debt financing                                                          3,915,986      7,544,107
   Payments in reduction of debt financing, capital lease obligations and
    synthetic lease obligations                                                         (3,616,431)    (2,693,223)
   Debt issue costs                                                                        (26,670)       (37,314)
   Increase (decrease) in customer deposits                                                 55,856        (28,925)
   Payment of common and preferred dividends                                               (27,361)       (42,925)
                                                                                       -----------    -----------
Net cash provided by financing activities                                                1,195,465      2,023,312
                                                                                       -----------    -----------
(Decrease) increase in cash                                                                 (5,246)        93,634
Cash at beginning of period                                                                 90,780         66,049
                                                                                       -----------    -----------
   Cash at end of period                                                               $    85,534    $   159,683
                                                                                       ===========    ===========

(Table continued on following page)

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                             (DOLLARS IN THOUSANDS)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                           2004           2003
                                                                                       -----------    ------------
                                                                                               (Unaudited)
Cash paid (received) during the period for:
        Interest (net of amount capitalized of $35,282 (2004) and $36,159 (2003))      $ 605,333      $ 570,686
        Income taxes, net                                                                  2,039       (190,159)


2004

      One aircraft was received in exchange for investment in finance leases in the amount of $24,761.

      Notes in the amount of $8,094 were received as partial payment in exchange for flight equipment sold with a net book value of $23,727.

      Other assets in the amount of $56,455 were received in exchange for aircraft sold into a securitization, but not yet novated, with a net book value of $49,889.

2003

      Variable interest entity assets in the amount of $13,731 were received as partial payment in exchange for flight equipment with a book value of $14,043.

      One aircraft was received in exchange for notes receivable in the amount of $28,715 and preferred stock in the amount of $2,202.



            See notes to condensed consolidated financial statements.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

A.    BASIS OF PREPARATION

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 2003 unaudited condensed consolidated financial statements to conform to the 2004 presentation. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in International Lease Finance Corporation's ("the Company") annual report on Form 10-K for the year ended December 31, 2003.

B.    HEDGING ACTIVITIES

            The Company uses derivatives to manage exposures to interest rate and foreign currency risks. During the nine months ended September 30, 2004, the Company recorded the following in earnings.

                Income (loss) related to derivative instruments:         (Dollars in thousands)
                  Fair value of non-hedging instruments                         $ (5,565)
                  Ineffectiveness related to cash flow hedges                        251
                                                                                --------
                                                                                $ (5,314)
                                                                                ========

            During the nine months ended September 30, 2004, $42.1 million (net) was reclassified from Accumulated other comprehensive (loss) income to Interest expense when interest was paid or received on the Company's cash flow hedges. The Company estimates that within the next twelve months it will amortize into earnings approximately $40.3 million of the pre-tax balance in Accumulated other comprehensive income under cash flow hedge accounting in connection with the Company's program to convert debt from floating to fixed rates.

C.    FLIGHT EQUIPMENT MARKETING - SECURITIZATION

            The Company contracted to sell 34 aircraft to a trust during the first quarter of 2004, and in the third quarter of 2003, the Company contracted to sell 37 aircraft to another trust. Each transaction generated approximately $1.0 billion gross revenue. The transactions were securitizations, in which each trust acquired the aircraft based on values assigned by an independent appraiser. Thirty-three of the 34 aircraft sold in 2004 were novated at September 30, 2004, and Accrued interest, other receivables and other assets include a $55.0 million net receivable from the trust related to the remaining aircraft, which was novated on October 5, 2004. All aircraft contracted to sell in 2003 were novated at March 31, 2004. The trusts are included in the consolidated financial statements of the Company's parent. The trusts are not consolidated by the Company. Further, an unaffiliated third party acted as capital markets advisor in each of the transactions. Gains in the amount of $25.3 million (2004) and $18.5 million (2003), net of fees and expenses, related to the transactions are included in Flight Equipment Marketing - Securitization for the period ended September 30, 2004 and 2003 respectively. The Company will continue to manage the aircraft sold to the trusts for a fee.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION


FORWARD-LOOKING STATEMENTS

      This quarterly report on Form 10-Q contains or incorporates statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the state of the airline industry, the Company's access to the capital markets, the Company's ability to restructure leases and repossess aircraft, the structure of the Company's leases, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company's financial condition or results of operations. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should" and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or industry results to vary materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry economic and business conditions, which will, among other things, affect demand for aircraft, availability and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives and environmental and safety requirements. The Company will not update any forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      International Lease Finance Corporation ("the Company", "management", "we", "our", "us") primarily acquires new jet transport aircraft from Boeing and Airbus and leases these aircraft to airlines throughout the world. In addition to our leasing activity, we sell aircraft from our leased aircraft fleet to other leasing companies, financial services companies and airlines. In some cases, we provide fleet management services to companies with aircraft portfolios for a management fee. From time to time we have provided asset value guarantees and loan guarantees to the buyers of aircraft or to financial institutions for a fee. We also remarket and sell aircraft owned or managed by others for a fee.

      As of September 30, 2004, we owned 656 aircraft, had nine aircraft in the fleet that were classified as finance leases, and provided fleet management services for 101 aircraft. We have contracted with Airbus and Boeing to buy 367 new aircraft for delivery through 2010 with an estimated purchase price of $22.2 billion, 15 of which will deliver during the remainder of 2004.

      Our primary source of revenue is from operating leases. One measure of profitability we use is a ratio called Lease Margin (see "Management's Discussion and Analysis - Non-GAAP Financial Measures"). Lease margins have generally contracted over the last two years until early 2004 as a result of higher incidents of restructurings of leases with troubled airlines, repossessions of aircraft from lessees, and lower lease rates negotiated during the downturn of the airline industry and still in effect at September 30, 2004. The market lease rate for certain aircraft types decreased as excess aircraft were available from airlines which reduced capacity and idled aircraft and airlines which ceased operations over the past three years. The airline industry has been faced with many challenges such as higher fuel costs, terrorism and Severe Acute Respiratory Syndrome ("SARS"), among others. We believe certain airline industry trends are improving and lease rates will increase over a period of prolonged economic recovery. Recent market trends indicate a modest increase in lease rates for the most desirable Airbus and Boeing twin engine single aisle and wide body aircraft for deliveries beginning in the second half of 2004 and beyond. Airline passenger and cargo traffic worldwide have exhibited measured growth during the first nine months of 2004. If such traffic growth can be sustained, it should benefit the economic recovery of the commercial airline industry. We believe we are well positioned in the current industry environment with signed lease agreements for all of our 2004 and 2005 deliveries of new aircraft. There is, however, a lag between changes in market conditions and their impact on our results, as contracts that are signed during times of lower lease rates are still in effect as the market lease rates rise. Therefore, the improving trends in the lease rates have yet to be completely reflected in our financial performance.

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

We operate as a supplier and financier to airlines. The risks affecting our airline customers are generally out of our control and impact our customers to varying degrees. As a result, we are indirectly impacted by all the risks facing airlines today. Our ability to succeed is dependent on the financial strength of our customers. Our customers' ability to compete effectively in the market place and manage these risks has a direct impact on us and our operating results. Risks directly or indirectly affecting our business include:

-  Overall Airline Industry Risk

  -   Demand for air travel
  -   Competition between carriers
  -   Fuel prices and availability
  -   Labor costs and stoppages
  -   Maintenance costs
  -   Employee labor contracts
  -   Air traffic control infrastructure constraints
  -   Insurance costs
  -   Security, terrorism and war
  -   Health concerns
  -   Equity and borrowing capacity
  -   Environmental concerns
  -   Government regulation
  -   Interest rates

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates and judgments, including those related to revenue, depreciation, overhaul reserves, and contingencies. The estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

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

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION

      We borrow funds to purchase new and used flight equipment, including funds for progress payments during the construction phase, and to pay off maturing debt obligations. These funds are borrowed principally on an unsecured basis from various sources. During the nine months ended September 30, 2004, we borrowed $3,916.0 million (excluding commercial paper) and $1,691.1 million was provided by operating activities. As of September 30, 2004, we have committed to purchase 367 new aircraft from Airbus and Boeing and 11 used aircraft from airlines at an estimated aggregate purchase price of $22.5 billion for delivery through 2010. We also hold options to purchase nine additional new aircraft at an estimated aggregate purchase price of approximately $650.1 million. We currently expect to fund expenditures for aircraft and to meet liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements. We have modified our borrowing strategy with the goal that, over time, we will have approximately 15% or less of our debt, excluding commercial paper, mature in any one year. Management continues to explore new funding sources and ways to diversify our investor base. Our debt financing and capital lease obligations were comprised of the following at the following dates:

                                                                September 30,    December 31,
                                                                    2004             2003
                                                                ------------     ------------
                                                                  (Dollars in thousands)
Public term debt with single maturities                         $ 11,794,574     $ 10,663,275
Public medium-term notes with varying maturities                   5,746,530        5,960,236
Capital lease obligations                                             63,684          143,254
Synthetic lease obligations                                               --          464,222
Bank and other term debt                                           2,995,873        3,070,120
                                                                ------------     ------------
    Total term debt, bank debt, and capital lease obligations     20,600,661       20,301,107

Commercial paper                                                   2,470,042        1,575,957
Deferred debt discount                                               (28,207)         (24,321)
                                                                ------------     ------------
    Total debt financing and capital lease obligations          $ 23,042,496     $ 21,852,743
                                                                ============     ============

Selected interest rates and ratio:
    Composite interest rate                                             4.20%            4.53%
    Percentage of total debt at fixed rates                            67.50%           77.07%
    Composite interest rate on fixed rate debt                          5.08%            5.29%
    Bank prime rate                                                     4.75%            4.00%

      The above amounts represent the anticipated settlement of our currently outstanding debt obligations. Certain adjustments required to present currently outstanding debt obligations have been recorded and presented separately on the balance sheet, including adjustments related to foreign currency and interest rate hedging activities. We have eliminated the currency exposure arising from foreign currency denominated notes by either hedging the notes through swaps or through the offset provided by operating lease payments denominated in the related currency. Foreign currency denominated debt is translated into US dollars using current exchange rates as of each balance sheet date. The foreign exchange adjustment for the foreign currency denominated debt was $696.1 million
(2004) and $697.4 million (2003). Composite interest rates and percentages of total debt at fixed rates reflect the effect of derivative instruments.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Public Debt (Exclusive of the Commercial Paper Program)

      The interest on most of the public debt is effectively fixed for the terms of the notes. We have the ability to borrow under various public debt financing arrangements as follows:

                                                              Maximum       Sold as of         Sold as of             Sold as of
                                                             Offering    December 31, 2003   September 30, 2004    October 22, 2004
                                                            ----------   -----------------   ------------------    ----------------
                                                                                 (Dollars in millions)
Registration statement dated December 20, 2002
(including $2.88 billion Medium-Term Note Program and
$1.0 billion Retail Medium-Term Note Program)               $6,080(a)        $5,437              $5,567                $5,575


Registration statement dated July 1, 2003 (including
$1.5 billion Medium Term Note Program (b))                   5,000              650               2,655                 2,955

Euro Medium-Term Note Programme dated May 2004 (c)(d)        7,000            3,393               4,475                 4,475

(a) Includes $1.08 billion, which was incorporated into the registration statement from a prior registration statement, increasing the maximum offering from $5.0 billion to $6.08 billion.

(b) As of October 18, 2004, the Medium-Term Note Program was increased to $2.0 billion.

(c) The foreign currency risk of the notes is hedged through swaps or operating lease payments denominated in Euros.

(d) This is a perpetual program. As a bond issue matures, the amount becomes available again under the program.


Capital Lease Obligations

      We have Export Credit lease financings which provided ten-year amortizing loans in the form of capital lease obligations. The interest rate on 62.5% of the original financed amount is 6.55% and the interest rate on 22.5% of the original financed amount is fixed at rates varying between 6.18% and 6.89%. These two tranches are guaranteed by various European Export Credit Agencies. The remaining 15% of the original financed amount was prepaid by the Company in 2000. At September 30, 2004, $63.7 million was still outstanding.

Synthetic Lease Obligations

      In 1995, 1996 and 1997, through subsidiaries, we entered into sale-leaseback transactions providing proceeds in the amounts of $413.0 million, $507.6 million and $601.9 million, respectively, each relating to seven aircraft. The transactions resulted in the sale and leaseback of these aircraft under one-year operating leases, each with six one-year extension options for a total of seven years for each aircraft. We did not record any gains related to the transactions. We had the option to either buy back the aircraft or redeliver the aircraft for a fee to the lessor at the end of any lease period. The lease rates equated to fixed principal amortization and floating interest payments based on LIBOR or commercial paper pricing. Three aircraft were repurchased before the lease termination and sold to third parties. The remaining 18 aircraft were repurchased when the leases expired in December 2002, September 2003, and September 2004, respectively.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Bank Term Debt

      In January 1999, we entered into an Export Credit Facility, for up to a maximum of $4.3 billion, for aircraft delivered through 2001. The facility was used to fund 85% of each aircraft's purchase price. This facility is guaranteed by various European Export Credit Agencies. We financed 62 aircraft using $2.8 billion under this facility over ten years with interest rates from 5.753% to 5.898%. We have collateralized the debt by a pledge of the shares of a subsidiary which holds title to the aircraft financed under the facility. At September 30, 2004, $1.6 billion was outstanding under the facility and the net book value of the related aircraft was $2.9 billion.

      During 2003, we borrowed $1.3 billion under various bank financing arrangements. The financings mature through 2009. One tranche of one of the loans totaling $410 million was funded in Japanese yen and swapped to US dollars. The interest rates are LIBOR based with spreads ranging from 0.375% to 1.625%.

      In May 2004, we entered into an Export Credit Facility for up to a maximum of $2.64 billion, for Airbus aircraft to be delivered in 2004 and 2005. The facility will be used to fund 85% of each aircraft's purchase price. This facility becomes available as the various European Export Credit Agencies provide their guarantees for aircraft based on a six-month forward-looking calendar. The financing is for a ten-year fully amortizing loan per aircraft at an interest rate determined through a bid process. We have collateralized the debt by a pledge of the shares of a subsidiary which holds title to the aircraft financed under this facility. As of September 30, 2004, three aircraft were financed under this facility.

      In August 2004, the Company received a commitment for an Ex-Im Bank comprehensive guarantee in the amount of $1,680,209,347 to support the financing of up to 30 new Boeing aircraft. The delivery period initially extends from September 1, 2004 through August 31, 2005, but may be extended to August 31, 2006. The Company is currently documenting the loan agreements related to this guarantee.

Commercial Paper

      We currently have a $4.8 billion Commercial Paper Program. Under this program, we may borrow in minimum increments of $100,000 for periods from one day to 270 days. It is our intention to only sell commercial paper to a maximum amount of 75% of the total amount of the backup facilities available (see Bank Commitments). The weighted average interest rate of our commercial paper outstanding was 1.71% at September 30, 2004 and 1.07% at December 31, 2003.

Bank Commitments

      As of September 30, 2004, we had committed revolving loans and lines of credit with 26 commercial banks totaling $4.2 billion. These revolving loans and lines of credit provide for interest rates that vary according to the pricing option in effect at the time of borrowing. Pricing options include prime, a range from .25% to .50% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The revolving loans and lines of credit are subject to facility fees of up to .10% of amounts available. This financing is used as backup for our maturing debt and other obligations. We had not drawn against our revolving loans and lines of credit as of September 30, 2004. On October 15, 2004, we replaced our $4.2 billion loan facilities with new loan facilities totaling $6.0 billion, including a $2.0 billion five-year tranche and a $4.0 billion 364-day tranche, with a one-year term out option. The remaining terms and conditions are primarily the same as with the previous facilities.

      In March 2004, an indirect subsidiary of the Company entered into a credit facility providing for an 18-month commitment for a $500 million revolving loan. The loan backs up the subsidiary's $1.0 billion secured note facility available to purchase new aircraft from Boeing and Airbus. We have guaranteed the subsidiary's obligations under the credit facility and the secured note facility. The credit facility is available for borrowing only if the subsidiary is unable to sell notes under the secured note facility on acceptable terms. The subsidiary had not drawn on the credit facility or issued any notes under the secured note facility as of September 30, 2004.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Other Variable Interest Entities

      We have sold aircraft to entities owned by third parties and from time to time we have issued asset value guarantees or loan guarantees related to the aircraft sold. Management has determined nine such entities, each owning one aircraft, are Variable Interest Entities ("VIEs") in which we are a primary beneficiary, as defined by Financial Accounting Standards Board Interpretation No. 46 ("FIN 46"). As a result of our adopting FIN 46, we consolidated these entities at December 31, 2003.

      The assets and liabilities of these entities are presented separately on our Balance Sheet. We do not control or own the assets nor are we obligated for the liabilities of these entities.

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

      The counterparty to our derivative instruments is AIG Financial Products Corp. ("AIGFP"), a related party. AIGFP has the highest ratings available from the credit rating agencies. The derivatives are subject to a bilateral security agreement, which, in certain circumstances, may allow one party to the agreement to require the second party to the agreement to provide collateral. Failure of the instruments or counterparty to perform under the derivative contracts could have a material impact on our results of operations.

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

      Turmoil in the airline industry and continued global political unrest have led to increased uncertainty in the debt markets in which we borrow funds. While we have been able to borrow the funds necessary to finance operations in the current market environment, additional turmoil in the airline industry or political environment could limit our ability to borrow funds from our current funding sources. Should this occur we would seek alternative sources of funding, including securitizations, manufacturers' financings, drawings upon our revolving loans and lines of credit facilities or additional short-term borrowings. If we were unable to obtain sufficient funding, we could negotiate with manufacturers to defer deliveries of certain aircraft.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The following summarizes our contractual obligations at September 30, 2004, and the possible effect of such obligations on our liquidity and cash flows in future periods.

Existing Commitments (Exclusive of Interest)

                                                                      Commitments Due by Fiscal Year
                                                                      ------------------------------
                                Total        2004           2005           2006            2007          2008       Thereafter
                                -----        ----           ----           ----            ----          ----       ----------
                                                                    (Dollars in thousands)
Public and Bank Term
Debt                        $20,536,978   $   642,217    $ 3,562,144   $ 3,671,935    $ 3,553,738    $ 3,750,998    $ 5,355,946
Capital Lease
Obligations                      63,684        24,104         39,580            --             --             --             --
   Commercial Paper           2,470,042     2,470,042             --            --             --             --             --
   Operating Leases             108,803         2,052          8,225         8,553          8,895          9,251         71,827
Purchase Commitments         22,491,600     1,169,400      5,713,200     5,026,800      4,379,100      3,789,400      2,413,700
                            -----------   -----------    -----------   -----------    -----------    -----------    -----------
                 Total      $45,671,107   $ 4,307,815    $ 9,323,149   $ 8,707,288    $ 7,941,733    $ 7,549,649    $ 7,841,473
                            ===========   ===========    ===========   ===========    ===========    ===========    ===========

Contingent Commitments

                                                                Contingency Expiration by Fiscal Year
                                                                -------------------------------------
                                      Total      2004         2005       2006          2007        2008      Thereafter
                                      -----      ----         ----       ----          ----        ----      ----------
                                                                        (Dollars in thousands)
Purchase Options on New Aircraft   $  650,100    $  --    $      --    $ 228,000    $ 275,500    $ 146,600   $      --
Put Options (a)                       741,251       --      302,756           --           --           --     438,495
Asset Value Guarantees (a)             88,040      500        5,226       11,247       17,831       10,492      42,744
Loan Guarantees (a)                   146,429       --       18,914       79,274           --           --      48,241
Lines of Credit                        65,000       --       15,000           --           --           --      50,000
                                   ----------    -----    ---------    ---------    ---------    ---------   ---------
Total                              $1,690,820    $ 500    $ 341,896    $ 318,521    $ 293,331    $ 157,092   $ 579,480
                                   ==========    =====    =========    =========    =========    =========   =========

---------------
(a) From time to time, we participate with airlines, banks and other financial institutions to assist in financing aircraft by providing asset guarantees, put options, or loan guarantees collateralized by aircraft. As a result, should we be called upon to fulfill our obligations, we would have recourse to the value of the underlying aircraft.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INDUSTRY CONDITION

         Our sources of revenue are principally from scheduled and charter airlines and companies associated with the airline industry. Our revenues and results of operation are therefore affected by how our customers cope with the economic environment in which airlines operate. In the past few years, the airline industry has been negatively affected by a number of factors, including acts of terrorism and related lingering fears, the war in Iraq, a sluggish worldwide economy, the cost of fuel, the cost of insurance and the outbreak of SARS. Our revenues and results of operations have been negatively affected in 2004 and 2003 by participation in customer restructurings, requirements to re-lease aircraft repossessed from airlines that ceased operations, and from market lease rate contractions during the economic downturn. Airline passenger and cargo traffic worldwide have exhibited measured growth since late 2003. If such traffic growth can be sustained, it should benefit the economic recovery of the commercial airlines industry. Recent market trends indicate a modest increase in lease rates for the most desirable Airbus and Boeing twin-engine single aisle and wide body aircraft for placements beginning in the second half of 2004 and beyond. However, lower lease rates will continue to affect our revenue until leases negotiated during the economic downturn have terminated and are renewed at higher rental levels. In the first quarter of 2004, one of our customers, Air Holland (one owned and one managed aircraft) filed for protection under the Dutch bankruptcy law. The planes were subsequently leased. Subsequent to September 30, 2004, another one of our customers, V-Bird (three owned aircraft), filed for protection under the Dutch bankruptcy law. We are actively marketing these aircraft at October 22, 2004.

         Approximately 20% of our revenue is generated from customers based in Asia and the Pacific region, and we have numerous other customers who operate flights to and from those areas. Travel between Asia and the rest of the world was negatively impacted by the outbreak of SARS. Many airlines in Asia and those traveling to Asia curtailed flights in response to the reluctance of people to travel to Asia during the first six months of 2003. Travel to Asia has, however, picked up sharply since the World Health Organization lifted the warnings against visits to SARS affected countries in the second quarter of 2003. Any new outbreak of SARS could again negatively impact travel between Asia and the rest of the world.

         On October 16, 2003, Boeing announced that it had decided to "complete production" of the 757 jetliner in late 2004. At September 30, 2004, we owned 57 757s, all of which were on lease to airlines. As a result of Boeing's announcement, management reviewed and reduced the residual values on the Boeing 757 aircraft type, to an internally established value, to more appropriately reflect our expectations of future values. We commenced recording the change in estimate on January 1, 2004 and it had an immaterial effect on our financial position and results of operations. We believe the market place had already reflected the event in market lease rates and we had already considered the event in our most recent impairment analysis. The analysis did not result in an impairment charge.

         We have received tax benefits under the Foreign Sales Corporation ("FSC") law and its successor regime, the Extraterritorial Income Act ("ETI"). In October 2004, Congress passed a bill, the American Jobs Creation Act of 2004, repealing the corporate export tax benefits under the ETI, after the World Trade Organization ruled the export subsidies were illegal. Under the bill, ETI export tax benefits for corporations would be phased out in 2005 and 2006 and cease to exist for the year 2007. We expect our effective tax rate to rise over the next two years to a rate consistent with the "expected" statutory rate.

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

                                               Nine Months               Three Months
                                                        (Dollars in millions)
                                           2004           2003           2004         2003
                                           ----           ----           ----         ----
Total revenues (A)                      $ 2,432.0      $ 2,282.9      $ 841.7      $ 796.2
Flight equipment marketing                  (69.0)         (48.3)        (7.5)       (33.4)
Interest and other                          (78.4)         (37.6)       (39.1)        (9.2)
                                        ---------      ---------      -------      -------
Rental of flight equipment (B)            2,284.6        2,197.0        795.1        753.6
                                        ---------      ---------      -------      -------

Total expenses (C)                        1,849.7        1,715.3        634.7        591.7
VIE expenses                                (15.7)            --         (5.0)          --
                                        ---------      ---------      -------      -------
Adjusted total expenses (D)               1,834.0        1,715.3        629.7        591.7
                                        ---------      ---------      -------      -------

Profit margin (A) - (C) = (E)           $   582.3      $   567.6      $ 207.0      $ 204.5
Lease margin (B) - (D) = (F)            $   450.6      $   481.7      $ 165.4      $ 161.9
Profit margin % (E) divided by (A)          23.94%         24.86%       24.59%       25.68%
Lease margin % (F) divided by (B)           19.72%         21.93%       20.80%       21.48%

RESULTS OF OPERATIONS - Three months ended September 30, 2004 versus 2003.

         Revenues from the rental of flight equipment increased 5.5% to $795.1 million in 2004 compared to $753.6 million in 2003, due to an increase in the number of aircraft available for operating lease (656 at September 30, 2004 compared to 599 at September 30, 2003), partially offset by aircraft being reconfigured and redelivered and therefore not earning revenue for the entire period. We had two aircraft in our fleet that were not subject to a signed lease agreement or a signed letter of intent at September 30, 2004, one of which was subsequently leased. Revenues in 2004 compared to 2003 were negatively impacted by lower lease rates and restructured rents as a result of the slowdown and turmoil of the airline industry. Lease Margin for the period decreased to 20.8% in 2004 compared to 21.5% for the same period in 2003. Profit Margin decreased to 24.6% compared to 25.7% for the same periods. However, Lease Margin for the three months ended September 30, 2004 has increased from 19.4% for the prior quarter ended June 30, 2004. Management expects factors described in Industry Conditions to continue to negatively impact revenues in 2004 and beyond, even as we see increases in the Lease Margins going forward, as some airlines continue to experience financial difficulties and improving trends in lease rates will take time to be completely reflected in our lease revenues.

         At September 30, 2004, our fleet, on which we earn rental revenue, consisted of 656 aircraft compared to a fleet of 599 aircraft at September 30, 2003. The cost of the leased fleet increased to $36.5 billion at September 30, 2004, compared to $33.5 billion at September 30, 2003. The 2003 cost includes aircraft subject to sale-lease back transactions which were consolidated as a result of our adoption of FIN 46 at December 31, 2003.

         In addition to leasing operations, we engage in the marketing of flight equipment throughout the lease term, as well as the sale of third party owned flight equipment on a principal and commission basis. Revenues from flight equipment marketing decreased to $7.5 million in 2004 compared to $14.9 million in 2003. We sold one aircraft and one engine during the third quarter of 2004 compared to one aircraft and two engines during the same period in 2003.

         Further, in the third quarter of 2003 we contracted to sell 37 aircraft to a trust, which are included in the consolidated financial statements of the Company's parent (see Note C of Notes to Condensed Consolidated Financial Statements).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The gains, net of expenses, related to the transaction is included in Flight Equipment Marketing - Securitization.

         Interest and other revenue increased to $39.1 million in 2004 compared to $9.2 million in 2003 primarily due to a settlement of a bankruptcy claim.

         Interest expense increased to $242.4 million in 2004 compared to $233.0 million in 2003 as a result of an increase in average debt outstanding, borrowed to finance aircraft acquisitions (excluding the effect of debt discount and foreign exchange adjustments), to $23.2 billion in 2004 compared to $21.4 billion in 2003. This increase was partially offset by a decrease in the average composite borrowing rate to 4.18% in 2004 compared to 4.57% in 2003. Our composite borrowing rate decreased as follows:

                                       2004          2003       Decrease
                                       ----          ----       --------
Beginning of Quarter                   4.15%        4.50%         0.35%
End of Quarter                         4.20%        4.63%         0.43%
Average                                4.18%        4.57%         0.39%

         Interest expense for the three months ended September 30, 2004 includes a $0.1 million reduction related to derivative ineffectiveness and mark-to-market of derivatives not considered a hedge under FAS 133.

         Depreciation of flight equipment increased 9.1% to $322.5 million in 2004 compared to $295.6 million in 2003 due to the increased cost of the fleet.

         In prior periods we entered into sale-leaseback transactions. We ceased to record rent expense for these transactions as a result of our adoption of FIN 46 on December 31, 2003 (see Financial Condition: Synthetic Lease Obligations for more information).

         Provision for overhauls increased to $43.3 million in 2004 compared to $31.7 million in 2003 due to an increase in the aggregate number of hours flown on which we collect overhaul revenue and against which the provision is computed.

         Selling, general and administrative expenses increased to $26.4 million in 2004 compared to $21.0 million in 2003 primarily due to expenses related to our interest in VIEs in the amount of $5.0 million as a result of the Company's adoption of FIN 46 at December 31, 2003.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - Nine months ended September 30, 2004 versus 2003.

         Revenues from the rental of flight equipment increased 4.0% to $2,284.6 million in 2004 compared to $2,197 million in 2003, due to an increase in the number of aircraft available for operating lease (656 at September 30, 2004 compared to 599 at September 30, 2003), partially offset by aircraft being reconfigured and redelivered and therefore not earning revenue for the entire period. Two aircraft in our fleet were not subject to a signed lease agreement or a signed letter of intent at September 30, 2004, one of which was subsequently leased. Revenues in 2004 compared to 2003 were negatively impacted by lower lease rates and restructured rents as a result of the slowdown and turmoil of the airline industry. Lease Margin for the period decreased to 19.7% in 2004 compared to 21.9% for the same period in 2003. Profit Margin decreased to 23.9% compared to 24.9% for the same periods. Management expects factors described in Industry Conditions to continue to negatively impact revenues in 2004 and beyond, even as we see increases in the Lease Margins going forward, as some airlines continue to experience financial difficulties and improving trends in lease rates will take time to be completely reflected in our lease revenues.

         At September 30, 2004, our fleet, on which we earn rental revenue, consisted of 656 aircraft compared to a fleet of 599 aircraft at September 30, 2003. The cost of the leased fleet, which includes aircraft subject to sale-lease back transactions from which rental income is earned, increased to $36.5 billion at September 30, 2004 compared to $33.5 billion at September 30, 2003.

         In addition to leasing operations, we engage in the marketing of flight equipment throughout the lease term, as well as the sale of third party owned flight equipment on a principal and commission basis. Revenues from flight equipment marketing increased to $43.7 million in 2004 compared to $29.8 million in 2003. We sold nine aircraft and six engines during the first nine months of 2004 compared to one aircraft and two engines during the same period in 2003.

         Further, in the third quarter of 2003 we contracted to sell 37 aircraft to a trust, and in the first quarter of 2004 we contracted to sell 34 aircraft to another trust, both of which are included in the consolidated financial statements of the Company's parent (see Note C of Notes to Condensed Consolidated Financial Statements). The gains, net of expenses, related to the transactions are included in Flight Equipment Marketing - Securitization.

         Interest and other revenue increased to $78.4 million in 2004 compared to $37.6 million in 2003 primarily due to a settlement of a bankruptcy claim. There was also an increase in management fees of approximately $7.5 million, resulting from an increase in the managed fleet from 61 to 101, and revenues from VIEs in the amount of $12.0 million due to our adoption of FIN 46 at December 31, 2003.

         Interest expense increased to $719.8 million in 2004 compared to $689.1 million in 2003 as a result of an increase in average debt outstanding, borrowed to finance aircraft acquisitions (excluding the effect of debt discount and foreign exchange adjustments), to $22.5 billion in 2004 compared to $20.1 billion in 2003. This increase was partially offset by a decrease in the average composite borrowing rate to 4.37% in 2004 compared to 4.68% in 2003. Our composite borrowing rate decreased as follows:

                                           2004         2003        Decrease
                                           ----         ----        --------
Beginning of Nine Months                  4.53%         4.73%         0.20%
End of Nine Months                        4.20%         4.63%         0.43%
Average                                   4.37%         4.68%         0.31%

         Interest expense for the nine months ended September 30, 2004 includes $5.3 million related to derivative ineffectiveness and mark-to-market of derivatives not considered a hedge under FAS 133.

         Depreciation of flight equipment increased 10.6% to $931.5 million in 2004 compared to $841.8 million in 2003 due to the increased cost of the fleet.

         In prior periods, we entered into sale-leaseback transactions. We ceased to record rent expense for these transactions as a result of our adoption of FIN 46 on December 31, 2003 (see Financial Condition: Synthetic Lease Obligations for more information).

         Provision for overhauls increased to $115.8 million in 2004 compared to $86.3 million in 2003 due to an increase in the aggregate number of hours flown on which we collect overhaul revenue and against which the provision is computed.

         Selling, general and administrative expenses increased to $82.5 million in 2004 compared to $60.9 million in 2003 primarily due to expenses related to interest in VIEs in the amount of $15.7 million as a result of our adoption of FIN 46 at December 31, 2003 and higher expenses required to support our larger fleet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         We typically contract to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term, we have generally been able to re-lease aircraft within two to six months of its return to us. We have not recognized any impairment charges related to our fleet, as the existing service potential of the aircraft in our portfolio has not been diminished. Further, we have been able to re-lease aircraft without diminution in lease rates to an extent that would warrant an impairment write down.

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

         The Company calculates the VaR with respect to the net fair value by using historical scenarios. This methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical information for interest rates and foreign exchange rates were used to construct the historical scenarios at September 30, 2004 and December 31, 2003, respectively. For each scenario, each financial instrument is re-priced. Scenario values for the Company are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum adverse deviation in fair market value incurred under these scenarios with 95% confidence (i.e. only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period is assumed in computing the VaR figure. The following table presents the average, high and low VaRs for the Company with respect to its fair value for the periods ended September 30, 2004 and December 31, 2003:

                                       ILFC Market Risk
                                       ----------------
                        Nine Months Ended                Year Ended
                        September 30, 2004             December 31, 2003
                        ------------------             -----------------
                                      (Dollars in millions)
                   Average      High       Low      Average     High      Low
                   -------      ----       ---      -------     ----      ---
Combined           $  52.4    $  86.3    $  7.8    $  37.7    $  78.1    $  7.8
Interest Rate         52.5       86.4       7.9       37.8       78.1       7.8
Currency               0.5        1.3       0.2        0.8        1.3       0.2

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

                  Variable Interest Entities

                  The Company's consolidated financial statements for the period ended September 30, 2004, include assets in the amount of $154.3 million, liabilities in the amount of $74.7 million and a net loss of $3.7 million related to Variable Interest Entities. Management has been unable to assess the effectiveness of internal control at those entities due to the fact that the Company does not have the ability to dictate or modify the controls of those entities, nor does the Company have the ability, in practice, to assess those controls.

         (c) There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation referred to above that occurred during the Company's third quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

INTERNATIONAL LEASE FINANCE CORPORATION

October 22, 2004                     /S/ Steven F. Udvar-Hazy
                                     ------------------------
                                     STEVEN F. UDVAR-HAZY
                                     Chairman of the Board and
                                     Chief Executive Officer

October 22, 2004                     /S/ Alan H. Lund
                                     ----------------
                                     ALAN H. LUND
                                     Vice Chairman,
                                     Chief Financial Officer
                                     and Chief Accounting Officer

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