Form 10-Q/A
period 2004-09-30
INTERNATIONAL LEASE FINANCE CORP
filed 2004-12-10
CIK 714311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)
QUARTERLY REPORT

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Explanatory Note

     This Quarterly Report on Form 10-Q/A amends International Lease Finance Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as initially filed with the Securities and Exchange Commission on October 22, 2004, and is being filed solely to update Item 4 of Part I. As a result of the amended text in Item 4, the certifications filed as Exhibits 31.1 and 31.2 in Item 6 have been re-executed as of the date of this Form 10-Q/A. No revisions have been made to the Registrant’s financial statements or any other disclosures contained in the Quarterly Report on Form 10-Q.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
FORM 10-Q/A QUARTERLY REPORT

Page
Part I. Financial Information
Item 4. Controls and Procedures	4
Part II. Other Information
Item 6. Exhibits and Reports	5
Signatures	6
EX-31.1
EX-31.2
EX-32.1

PART I. FINANCIAL INFORMATION

ITEM 4. CONTROLS AND PROCEDURES

(a)	The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to management of the Company, including the Chairman of the Board and Chief Executive Officer and the Vice Chairman, Chief Financial Officer and Chief Accounting Officer (collectively the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. The management of the Company, including the Certifying Officers, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b)	As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company has carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Certifying Officers concluded that disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed is recorded, processed, summarized, and reported within the periods specified by the Securities and Exchange Commission.

Variable Interest Entities
The Company’s consolidated financial statements for the period ended September 30, 2004, include assets in the amount of $154.3 million, liabilities in the amount of $74.7 million and a net loss of $3.7 million related to Variable Interest Entities (“VIEs”). The Company’s assessment of disclosure controls and procedures, as described above, includes the Variable Interest Entities. Each of the VIEs has a discrete number of assets and the Company, as lender and guarantor to the VIEs, has been provided sufficient information to conclude that the Company’s procedures with respect to these VIEs are effective in providing reasonable assurance that the information required to be disclosed by the Company relating to these entities is reconciled, processed, summarized and reported within the periods specified by the Securities and Exchange Commission. However, management has been unable to assess the effectiveness of internal controls at those entities, due to the Company’s inability to dictate or modify the controls of those entities, or to assess those controls.

(c)	There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation referred to above that occurred during the Company’s third quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

31.1	Rule 13a-14 (a) / 15d-14 (a) Certification of Chairman of the Board and Chief Executive Officer

31.2	Rule 13a-14 (a) / 15d-14 (a) Certification of Vice Chairman, Chief Financial Officer and Chief Accounting Officer

32.1	Certification under 18 U.S.C., Section 1350

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL LEASE FINANCE CORPORATION
December 10, 2004	/s/ Steven F. Udvar-Hazy
STEVEN F. UDVAR-HAZY
Chairman of the Board and Chief Executive Officer

December 10, 2004	/s/ Alan H. Lund
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