Form 10-K
period 2004-12-31
INTERNATIONAL LEASE FINANCE CORP
filed 2005-03-07
CIK 714311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 1-316161

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

      As of June 30, 2004 and February 28, 2005, there were 42,198,119 shares of Common Stock, no par value, outstanding, all of which were held by affiliates.

      Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

INTERNATIONAL LEASE FINANCE CORPORATION

2004 FORM 10-K ANNUAL REPORT

PART I

Item 1. Business

General

      International Lease Finance Corporation (the “Company,” “management,” “we,”, “our,” “us”) primarily acquires new commercial jet aircraft from The Boeing Company, or Boeing, and AVSA, S.A.R.L., the sales subsidiary of Airbus Industries, or Airbus and leases these aircraft to airlines throughout the world. In addition to our leasing activity, we regularly sell aircraft from our leased aircraft fleet to other leasing companies, financial services companies, investors, and airlines. In some cases we provide fleet management services to companies with aircraft portfolios for a management fee. We also remarket and sell aircraft owned by others for a fee. In terms of the number and value of transactions concluded, we are a major owner-lessor of commercial jet aircraft.

      As of December 31, 2004, we owned 667 jet aircraft and had nine aircraft in the fleet that were classified as finance leases. Additionally, we provided fleet management services for 101 jet aircraft. See “Item 2. Properties — Flight Equipment.” At December 31, 2004, we had committed to purchase 371 new and used aircraft deliverable through 2010 at an estimated aggregate purchase price of $21.6 billion, of which we currently anticipate taking delivery of 97 new aircraft in 2005 with an estimated aggregate purchase price of $5.6 billion. We also had options to purchase an additional six new aircraft deliverable through 2007 at an estimated aggregate purchase price of $361.4 million. See “Item 2. Properties — Commitments.”

      We maintain a mix of flight equipment to meet our customers’ needs and to minimize the time that our aircraft are not leased to customers by purchasing those models of new and used aircraft which we believe will have the greatest airline demand and operational longevity.

      We typically finance the purchase of aircraft with borrowed funds and internally generated cash flows. Management accesses the capital markets for funds at times and on terms and conditions considered appropriate. We may, but do not usually, engage in financing transactions for specific aircraft. We rely significantly on short- and medium-term financing, and thereby attempt to more closely match the lease terms of our aircraft. To date, we have been able to purchase aircraft on terms which have permitted us to lease our aircraft portfolio at a profit and have been able to obtain the necessary funding from the capital and bank markets.

      The airline industry is cyclical, economically sensitive and highly competitive. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our continued success in the future is partly dependent on management’s ability to develop customer relationships for leasing, sales, remarketing and management services with airlines and other customers best able to maintain their economic viability and survive in the competitive environment in which they operate.

      The Company is incorporated in the State of California and its principal offices are located at 10250 Constellation Blvd., Suite 3400, Los Angeles, California 90067. Our telephone number, telecopier number and website address are (310) 788-1999, (310) 788-1990, and www.ilfc.com, respectively. We make available our SEC EDGAR filings, free of charge, on our website or by written request to us. The information on our website is not part of or incorporated by reference into this report.

      We are an indirect wholly owned subsidiary of American International Group, Inc. (“AIG”). AIG is a holding company which through its subsidiaries is engaged in a broad range of insurance and insurance-related activities in the United States and abroad. AIG’s primary activities include both general and life insurance operations. Other significant activities include financial services and retirement savings and asset management. The common stock of AIG is listed on, among others, the New York Stock Exchange.

Aircraft Leasing

      We lease most of our aircraft under operating leases. The cost of the aircraft is not fully recovered over the term of the initial lease, and we retain the benefit as well as assume the risk of the residual value of the aircraft. In accordance with generally accepted accounting principles, rentals are reported ratably as revenue over the lease term, as they are earned. The aircraft under operating leases are included as “Flight equipment”

on our Consolidated Balance Sheets and are depreciated to an estimated salvage value over the estimated useful lives of the aircraft. On occasion we enter into finance and sales-type leases where the full cost of the aircraft is substantially recovered over the term of the lease. With respect to these leases, we record lease payments received as a reduction in the net investment in the finance/sales-type leases and record the interest income using an interest rate implicit in the lease. The aircraft under finance and sales-type leases are recorded on our Consolidated Balance Sheets in “Net investment in finance leases”. At December 31, 2004, we accounted for 667 aircraft as operating leases and nine aircraft as finance leases.

      The initial term of our current leases range in length from one year to 17 years. See “Item 2. Properties — Flight Equipment” for information regarding scheduled lease terminations. We attempt to maintain a mix of short-, medium- and long-term leases to balance the benefits and risks associated with different lease terms and changing market conditions. Varying lease terms help to mitigate the effects of changes in prevailing market conditions at the time aircraft become eligible for re-lease or are sold and the uncertainty associated with the estimated residual value of the aircraft at the end of the lease term.

      All leases are on a “net” basis with the lessee responsible for all operating expenses, which customarily include fuel, crews, airport and navigation charges, taxes, licenses, registration and insurance. In addition, the lessee is responsible for normal maintenance and repairs, airframe and engine overhauls, and compliance with return conditions of flight equipment on lease. Under the provisions of many leases, for certain airframe and engine overhauls, we reimburse the lessee for costs incurred up to but not exceeding related hourly rentals the lessee has paid to us. Such rentals are included in the caption “Rental of flight equipment” in the Company’s Consolidated Statements of Income. We provide a charge to operations based on the estimated reimbursements during the life of the lease. This amount is included in “Provision for overhauls” in our Consolidated Statements of Income. We may, in connection with the lease of a used aircraft, agree to contribute to the cost of certain major overhauls or modifications depending on the condition of the aircraft at delivery. These costs are generally recovered during the lease term.

      The lessee is responsible for compliance with all applicable laws and regulations with respect to the aircraft. We require our lessees to comply with the standards of either the United States Federal Aviation Administration (the “FAA”) or its foreign equivalent. We periodically inspect our leased aircraft. Generally, we require a deposit as security for the lessee’s performance of obligations under the lease and the condition of the aircraft upon return. In addition, the leases contain extensive provisions regarding our remedies and rights in the event of a default by the lessee and specific provisions regarding the condition of the aircraft upon return of the aircraft. The lessee is required to continue to make lease payments under all circumstances, including periods during which the aircraft is not in operation due to maintenance or grounding.

      Some foreign countries have currency and exchange laws regulating the international transfer of currencies. When necessary we require, as a condition to any foreign transaction, that the lessee or purchaser in a foreign country obtain the necessary approvals of the appropriate government agency, finance ministry or central bank for the remittance of all funds contractually owed in U.S. Dollars. We attempt to minimize our currency and exchange risks by negotiating most of our aircraft leases and all of our sales transactions in U.S. Dollars. All guarantees obtained to support various lease agreements are denominated for payment in the same currency as the lease.

      To meet the needs of a growing number of airlines, some of our leases are negotiated in Euros. As the Euro to U.S. Dollar exchange rate fluctuates, airlines’ interest in entering into Euro denominated lease agreements will change. Once we agree to the rental payment currency with an airline, the negotiated currency remains for the term of the lease. Foreign currency risk has, to date, been immaterial to us. We are, however exposed to currency risk on future lease payments denominated in Euros.

      Management obtains and reviews relevant business materials from all prospective lessees and purchasers before entering into a lease or extending credit. Under certain circumstances, the lessee may be required to obtain guarantees or other financial support from an acceptable financial institution or other third parties.

      During the life of the lease, situations may arise whereby we will have to restructure leases with our lessees. Historically, restructurings have involved the voluntary termination of leases prior to lease expiration, the arrangement of subleases from the primary lessee to another airline and the rescheduling of lease payments and extention of the lease terms. In many situations where we repossess an aircraft, we export the aircraft from the lessee’s jurisdiction. In the majority of these situations, we have obtained the lessee’s cooperation and the return and export of the aircraft was immediate. In some situations, however, the lessees have not fully cooperated in returning aircraft. In those cases we have had to take legal action in the appropriate jurisdictions. This process has delayed the ultimate return and export of the aircraft. In addition, in connection with the repossession of an aircraft, we may be required to pay outstanding mechanic’s, airport, navigation and other operating liens on the repossessed aircraft. These charges could include charges relating to other aircraft that we do not own but were operated by the lessee.

Flight Equipment Marketing

      We may dispose of our leased aircraft at or before the expiration of their leases. The buyers of our aircraft include the aircraft’s lessee, another aircraft operator, financial institutions, private investors and third party lessors. From time to time, we engage in transactions to buy aircraft for resale. In other cases, we assist our customers in acquiring or disposing of aircraft by providing consulting services and procurement of financing from third parties. Any gain or loss on disposition of leased aircraft is included in the caption “Flight equipment marketing” in our Consolidated Statements of Income. In 2003 and early 2004, we sold aircraft into securitization trusts which were primarily funded and owned by other subsidiaries of AIG and are consolidated by AIG. The transactions were structured as securitizations. The gains, net of expense, are included in “Flight equipment marketing — Securitization” in our Consolidated Statements of Income. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for more information on these transactions.

      From time to time, we are engaged as an agent for airlines and various financial institutions in the disposition of their surplus aircraft on a fee basis. We generally act as an agent under an exclusive remarketing contract whereby we agree to sell aircraft on a commercially reasonable basis within a fixed time period. These activities generally augment our primary activities and also serve to promote relationships with prospective sellers and buyers of aircraft. We may, from time to time, participate with banks, other financial institutions and airlines to assist in financing aircraft purchased by others and by providing asset guarantees, put options, or loan guarantees collateralized by aircraft on a fee-basis.

      We plan to continue to engage in providing marketing services to third parties on a selective basis involving specific situations where these activities will not conflict nor compete with, but rather will complement, our leasing and selling activities.

Fleet Management Services

      We provide fleet management services to third party operating lessors who are unable or unwilling to perform this service as part of their own operation. We typically provide the same services that we perform for our own fleet on a non-discriminatory basis. Specifically, we provide leasing, re-leasing and sales services on behalf of the lessor for which we charge a fee. In connection with the sales of aircraft to the trusts discussed above, we were retained to provide fleet management services for the aircraft sold for which we receive fees from the trusts. The fees for fleet management services are included in “Interest and other” in our Consolidated Statements of Income.

Financing/Source of Funds

      We purchase new aircraft directly from manufacturers and used aircraft from airlines and other owners. The purchase price of flight equipment is financed using internally generated funds, secured and unsecured commercial bank financings and the issuance of commercial paper and public and private debt. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Customers

      At December 31, 2004, 2003 and 2002, we leased aircraft to customers in the following regions:

	Customers by Region

	2004		2003		2002

	Number		Number		Number
Region	of Customers	%	of Customers	%	of Customers	%

Europe	66	47.2%	65	47.1%	66	47.5%
Asia and the Pacific	31	22.1	32	23.1	31	22.3
United States and Canada	19	13.6	20	14.5	17	12.2
Central and South America and Mexico	10	7.1	11	8.0	14	10.1
Africa and Middle East	14	10.0	10	7.3	11	7.9

	140	100%	138	100%	139	100%

      During 2004, we had one customer that accounted for 10% or more of total Rental of flight equipment, Air France ($330.1 million or 10.7%).

      Revenues include rentals of flight equipment to foreign airlines of $2,778,075,000 (2004), $2,625,315,000 (2003), and $2,317,619,000 (2002), comprising 90.2%, 89.3%, and 86.5%, respectively, of total Rentals of flight equipment. See Note J of Notes to Consolidated Financial Statements.

      The following table sets forth the dollar amount and percentage of total rental revenues attributable to the indicated geographic areas based on each airline’s principal place of business for the years indicated:

	2004		2003		2002

	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
Europe	$1,494,426	48.5%	$1,398,847	47.6%	$1,236,123	46.2%
Asia and the Pacific	729,561	23.7	690,533	23.5	601,775	22.5
United States and Canada	393,463	12.8	437,388	14.9	481,507	18.0
Central and South America and Mexico	211,939	6.9	224,748	7.6	202,688	7.5
Africa and the Middle East	250,436	8.1	189,580	6.4	155,783	5.8

	$3,079,825	100%	$2,941,096	100%	$2,677,876	100%

      The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue based on each airline’s principal place of business for the years indicated:

	2004		2003		2002

	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
France	$373,287	12.1%	$345,200	11.7%	$—	—%
China	381,438	12.4	321,805	10.9	282,776	10.6
United States	—	—	315,781	10.7	360,257	13.5
United Kingdom	—	—	—	—	276,185	10.3

Competition

      The leasing, remarketing and sale of jet aircraft is highly competitive. We face competition from aircraft manufacturers, banks, financial institutions, other leasing companies, aircraft brokers and airlines. Competition for a leasing transaction is based on a number of factors including delivery dates, lease rates, term of lease, other lease provisions, aircraft condition and the availability in the market place of the types of aircraft to meet the needs of the customer. We believe we are a strong competitor in all of these areas. However, recent overcapacity in selected types of aircraft in the market place has increased competition from other entities leasing aircraft which has caused downward pressure on lease rates and lease revenue and, possibly, aircraft values. As the overcapacity is absorbed in the market place, we expect this trend to rebound. In fact, the overcapacity of certain aircraft types has been absorbed in the market place, and we now see higher lease rates on newly signed leases on those aircraft types.

Government Regulation

      The U.S. Department of State (“DOS”) and the U.S. Department of Transportation (“DOT”), including the FAA, an agency of the DOT, exercise regulatory authority over air transportation in the United States.

      The DOS and DOT, in general, have jurisdiction over the economic regulation of air transportation, including the negotiation with foreign governments of the rights of U.S. carriers to fly to other countries and the rights of foreign carriers to fly to and within the United States. We are not directly subject to the regulatory jurisdiction of the DOS and DOT or their counterpart organizations in foreign countries related to the operation of aircraft for public transportation of passengers and property.

      Our relationship with the FAA consists of the registration with the FAA of those aircraft which we have leased to U.S. carriers and to a number of foreign carriers where, by agreement, the aircraft are to be registered in the United States. When an aircraft is not on lease, we may obtain from the FAA, or its designated representatives, a U.S. Certificate of Airworthiness or a ferry flight permit for the particular aircraft.

      Our involvement with the civil aviation authorities of foreign jurisdictions consists largely of requests to register and deregister our aircraft on those countries’ registries.

      The U.S. Department of Commerce (“DOC”) exercises regulatory authority over exports. We are subject to the regulatory authority of the DOS and DOC as it relates to the export of aircraft for lease and sale to foreign entities and the export of parts to be installed on our aircraft. These Departments have, in some cases, required us to obtain export licenses for parts exported to foreign countries.

      The Patriot Act of 2001 gave the Secretary of State and the Secretary of Treasury the authority to (a) designate individuals and organizations as terrorists and terrorist supporters and to freeze their U.S. assets and (b) prohibit financial transactions with U.S. persons, including U.S. individuals, entities and charitable organizations. We comply with the provisions of this Act and we closely monitor our activities with foreign entities.

      A bureau of the U.S. Department Homeland Security, U.S. Customs and Border Protection, enforces regulations related to the import of our aircraft into the United States for maintenance or lease and the importation of parts for installation on our aircraft. We monitor our imports for compliance with U.S. Customs regulations.

Employees

      We operate in a capital intensive rather than a labor intensive business. As of December 31, 2004, we had 151 full-time employees, which we considered adequate for our business operations. Management and administrative personnel will expand, as necessary, to meet our future growth needs. None of our employees is covered by a collective bargaining agreement and we believe that we maintain excellent employee relations. We provide certain employee benefits including retirement, health, life, disability and accident insurance plans, some of which are established and maintained by our parent, AIG.

Insurance

      Our lessees are required to carry those types of insurance which are customary in the air transportation industry, including comprehensive liability insurance and aircraft hull insurance. In general, we are an additional insured on liability policies carried by the lessees. We obtain certificates of insurance from the lessees’ insurance brokers. All certificates of insurance contain a breach of warranty endorsement so that our interests are not prejudiced by any act or omission of the operator-lessee.

      Insurance premiums are paid by the lessee, with coverage acknowledged by the broker or carrier. The territorial coverage is, in each case, suitable for the lessee’s area of operations. The certificates of insurance contain, among other provisions, a “no co-insurance” clause and a provision prohibiting cancellation or material change without at least 30 days advance written notice to the insurance broker, who is obligated to give us prompt notice. Hull/war insurance policies customarily provide seven days advance written notice for cancellation and may be subject to lesser notice under certain market conditions. Furthermore, the insurance is primary and not contributory, and all insurance carriers are required to waive rights of subrogation against us.

      The stipulated loss value schedule under aircraft hull insurance policies is on an agreed value basis acceptable to us and usually exceeds the book value of the aircraft. In cases where we believe that the agreed value stated in the lease is not sufficient, we purchase additional Total Loss Only coverage for the deficiency. Aircraft hull policies contain standard clauses covering aircraft engines. The lessee is required to pay all deductibles. Furthermore, the aircraft hull policies contain full war risk endorsements, including, but not limited to, confiscation (where available), seizure, hijacking and similar forms of retention or terrorist acts. Lease agreements generally require liability limits to be in U.S. Dollars, which are shown on the certificate of insurance.

      The comprehensive liability insurance listed on certificates of insurance include provisions for bodily injury, property damage, passenger liability, cargo liability and such other provisions reasonably necessary in commercial passenger and cargo airline operations. Such certificates of insurance list combined comprehensive single liability limits of not less than $250 million. As a result of the terrorist attacks on September 11, 2001, the insurance market unilaterally imposed a sublimit on each operator’s policy for third party war risk liability in the amount of $50 million. We require each lessee to purchase higher limits of third party war risk liability or obtain an indemnity from their government. Additionally, we purchase contingent liability insurance and contingent hull insurance on all aircraft in our fleet.

      We also maintain other insurance covering the specific needs of our business operations. Insurance policies are generally placed or reinsured through AIG subsidiaries. AIG charges us directly for these insurance costs. We believe that our insurance is adequate both as to coverage and amount.

Forward-Looking Statements

      This annual report on Form 10-K contains or incorporates statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-K and include statements regarding, among other matters, the state of the airline industry, our access to the capital markets, our ability to restructure leases and repossess aircraft, the structure of our leases, regulatory matters pertaining to compliance with governmental regulations and other factors affecting our financial condition or results of operations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and “should” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to vary materially from our future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry economic and business conditions, which will, among other things, affect demand for aircraft, availability and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives and environmental and safety requirements. We will not update any forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

Item 2. Properties

Flight Equipment

      Management frequently reviews opportunities to acquire suitable commercial jet aircraft based not only on market demand and customer airline requirements, but also on our fleet portfolio mix criteria and leasing strategies. Before committing to purchase specific aircraft, management takes into consideration factors such as estimates of future values, potential for remarketing, trends in supply and demand for the particular type, make and model of aircraft and engines, and anticipated obsolescence. As a result, certain types and vintages of aircraft do not necessarily fit the profile for inclusion in our portfolio of aircraft owned and used in our leasing operations.

      At December 31, 2004, all of our fleet was Stage III compliant. This means that the aircraft hold or are capable of holding a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention or have been shown to comply with the Stage III noise levels set out in Section 36.5 of Appendix C of Part 36 of the Federal Aviation Regulations of the United States. At December 31, 2004, the average age of aircraft in our fleet was 5.41 years.

      The following table shows the scheduled lease terminations (for the minimum noncancelable period) by aircraft type for our operating lease portfolio at December 31, 2004:

Aircraft Type	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Total

737-300/ 400/500	6	13	9	15	6	1		4										54
737-600/ 700/800	1	16	16	12	4	13	29	18	2			1		9	2	2	1	126
757-200	6	15	17	7	11	2					1							59
767-200				1		2												3
767-300	3	10	14	14	4	1		5										51
777-200	2	2	5	3	1		5	7	3									28
777-300				1		5	4											10
747-300	1	1																2
747-400	1	1	1	5	7		1			1								17
MD-82/83	1	4	7															12
DC10-30				2														2
MD-11		3	2	3														8
A300-600R	2	1	2	1														6
A310	3	1	1	2														7
A319	1	4	4	12	9	3		4	9	6	1	6	1					60
A320	5	19	2	12	15	4	7	7	9	3	1	6						90
A321	2	16	4	5	13	6			3	2								51
A330-200		6	2	9	11	6	1	4	6	2								47
A330-300	2	5	1	3			1											12
A340-300	2	7	3	1	2			2										17
A340-600			2	1					1									4

Total	38	124	92	109	83	43	48	51	33	14	3	13	1	9	2	2	1	666

      This schedule excludes one aircraft which was not subject to lease at December 31, 2004, but was subsequently leased. As of February 28, 2005, leases covering 26 of the 38 aircraft with lease expiration dates in 2005 had been extended or leased to other customers.

Commitments

      At December 31, 2004, we had committed to purchase the following new aircraft at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $21.3 billion for delivery as shown:

Aircraft Type	2005	2006	2007	2008	2009	2010	Total

737-600/700/800(a)	23	21	25				69
777-200ER	5	7					12
777-300ER	7	4	5				16
A319-100(a)	28	28	14	13	7		90
A320-200(a)	19	20	19	22	10		90
A321-200(a)	3	2	6	11	5		27
A330-200/300(a)	7	8	8	8			31
A340-600	5	3	1	2			11
A380-800			1	3	3	2	9

Total	97	93	79	59	25	2	355

(a)	We have the right to designate the size of the aircraft within the specific model type at specific dates prior to contractual delivery.

      At December 31, 2004, we had committed to purchase the following used aircraft at an estimated aggregate purchase price of approximately $302.3 million:

Aircraft Type	2005	2006	2007	2008	2009	2010	Total

A319-100	1						1
737-300/400	4						4
757-200ER	7						7
767-300ER	2						2
747-400		2					2

Total	14	2	0	0	0	0	16

      At December 31, 2004, we had options to purchase the following new aircraft at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $361.4 million for delivery as shown:

Aircraft Type	2005	2006	2007	2008	2009	2010	Total

737-700/800(a)		2	3				5
A380-800			1				1

Total	0	2	4	0	0	0	6

(a)	We have the right to designate the size of the aircraft within the specific model type at specific dates prior to contractual delivery.

      We anticipate that a significant portion of the aggregate purchase price will be funded by incurring additional debt. The exact amount of the indebtedness to be incurred will depend, in part, upon the actual purchase price of the aircraft, which can vary due to a number of factors, including inflation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      The new aircraft listed above are being purchased pursuant to master agreements with each of Boeing Airbus. These agreements establish the pricing formulas (which include certain price adjustments based upon inflation and other factors) and various other terms with respect to the purchase of aircraft. Under certain circumstances, we have the right to alter the mix of aircraft type ultimately acquired. As of December 31, 2004, we had made non-refundable deposits (exclusive of capitalized interest) with respect to the aircraft which we have committed to purchase of approximately $464 million with Boeing and $616 million with Airbus.

      As of February 28, 2005, the Company had entered into contracts for the lease of new aircraft scheduled to be delivered through 2010 as follows:

	Number of	Number
Delivery Year	Aircraft	Leased	% Leased

2005	97	97	100%
2006	93	72	77%
2007	79	24	30%
2008	59	5	8%
Thereafter	27	0	0%

We will need to find customers for aircraft presently on order and not subject to contract and any new aircraft ordered, and we will need to arrange financing for portions of the purchase price of such equipment. Although we have been successful to date in placing new aircraft on lease and have been able to obtain adequate financing in the past, there can be no assurance as to the future continued availability of lessees or of sufficient amounts of financing on acceptable terms.

Facilities

      Our principal offices are located at 10250 Constellation Blvd., Suite 3400, Los Angeles, California. We occupy space under a lease which expires in 2015. As of February 28, 2005, we occupy approximately 127,000 square feet of office space. The lease provides for annual rentals of approximately $9 million, and the rental payments thereunder are subject to certain indexed escalation provisions.

Item 3. Legal Proceedings

      In connection with the January 3, 2004 crash of our 737-300 aircraft on lease to Flash Airlines in Egypt, 55 lawsuits have been filed by the families of 120 of the 148 victims on the flight against the Company, Boeing, Honeywell International Inc. (and, in one case, Parker-Hannifin Corporation) in the United States District Court for the Central District of California. We believe the Company is adequately covered in these cases by the liability insurance policies carried by Flash Airlines and has substantial procedural and substantive defenses to the actions. We do not believe the outcome of these lawsuits will have a material effect on our liquidity, financial condition or results of operations.

      Between December 2001 and March 2003, we restructured the ownership of aircraft in certain lease transactions in Australia. Prior to entering into the transactions, we obtained opinions from Queens Counsel in Australia so that the restructuring transactions would be executed in accordance with the goods and services tax (“GST”) laws of Australia. The Australian Tax Office (“ATO”) is currently investigating the GST aspects of these transactions. In September 2004, we filed a Summons in the Supreme Court of New South Wales seeking declaratory relief affirming our positions on the technical GST aspects of the restructurings. In December 2004, the ATO issued a draft Compliance Audit Report (“CAR”) which is contrary to our position and we have responded to the draft CAR at length. The ATO has not issued an assessment. Management believes that there are substantial arguments in support of our position. Due to the uncertainties related to the investigation and the outcome of the request for declaratory relief no amounts have been accrued related to this contingency. GST credits of up to AUD 70 million, (approximately USD$55 million) have been taken through December 31, 2004. In general, assessments imposed from the ATO may include interest and penalties.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      The Company is an indirect wholly owned subsidiary of AIG and the Company’s common stock is not listed on any national exchange or traded in any established market. We paid cash dividends to our parent company of $35.5 million (2004), $49.0 million (2003) and $26.0 million (2002). It is our intention to pay our parent company an annual dividend of at least 7% of net income subject to the dividend preference of any preferred stock outstanding. Under the most restrictive provisions of our borrowing arrangements, consolidated retained earnings at December 31, 2004 in the amount of $1.6 billion were unrestricted as to the payment of dividends.

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

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(Dollar amounts in thousands)
Operating Data:
Rentals of flight equipment	$3,079,825	$2,941,096	$2,677,876	$2,473,784	$2,301,440
Flight equipment marketing	76,356	46,435	66,315	62,883	99,716
Flight equipment marketing — securitization	25,295	17,886	—	—	—
Interest and other income	111,910	48,516	104,718	80,046	77,589
Total revenues	3,293,386	3,053,933	2,848,909	2,616,713	2,478,745
Expenses	2,563,580	2,303,665	2,055,606	1,862,994	1,772,552
Income before income taxes and cumulative effect of accounting change	729,806	750,268	793,303	753,719	706,193
Net income	501,904	506,265	528,524	517,091	470,889
Lease margin(a)	19.18%	21.67%	23.24%	24.69%	22.98%
Operating margin(b)	22.16%	24.57%	27.85%	28.80%	28.49%
Ratio of Earnings to Fixed Charges and Preferred Stock Dividends(c):	1.66x	1.68x	1.74x	1.75x	1.68x
Balance Sheet Data:
Flight equipment under operating leases (net of accumulated depreciation)	$31,080,641	$28,664,018	$25,287,747	$20,983,197	$17,878,389
Net investment in finance and sales-type leases	307,466	303,373	150,611	142,013	114,062
Total assets	34,537,108	31,705,072	27,476,117	23,153,421	19,700,170
Total debt	23,175,596	21,852,743	18,977,267	15,826,296	13,436,181
Shareholders’ equity	5,663,602	5,216,116	4,618,679	4,023,791	3,514,670
Other Data:
Aircraft lease portfolio at period end(d):
Owned	667	611	543	453	383
Leased in	—	—	13	18	19
Subject to finance lease	9	9	5	4	3
Aircraft sold or remarketed during the period	49	39	8	7	20

(a)	“Rentals of flight equipment” less “Expenses”, adjusted for expenses related to variable interest entities and a charge related to a Customer bankruptcy (2004), divided by “Rentals of flight equipment”. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(b)	“Income before income taxes and cumulative effect of accounting change” divided by “Total revenues”.

 (c) See Exhibit 12.

(d) See “Item 2. Properties — Flight Equipment.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      International Lease Finance Corporation (“the Company”, “management”, “we”, “our”, “us”) primarily acquires new jet transport aircraft from Boeing and Airbus and leases these aircraft to airlines throughout the world. In addition to our leasing activity, we sell aircraft from our leased aircraft fleet to other leasing companies, financial services companies and airlines. In some cases, we provide fleet management services to companies with aircraft portfolios for a management fee. We have also provided asset value guarantees and loan guarantees to buyers of aircraft or to financial institutions for a fee. We also remarket and sell aircraft owned or managed by others for a fee.

      As of December 31, 2004, we owned 667 aircraft, had nine aircraft in the fleet that were classified as finance leases, and provided fleet management services for 101 aircraft. We have contracted with Airbus and Boeing to buy 355 new aircraft for delivery through 2010 with an estimated purchase price of $21.3 billion, 97 of which will deliver during 2005.

      Our primary source of revenue is from operating leases. One measure of profitability we use is a ratio called Lease Margin, (see Item 7 “Management’s Discussion and Analysis — Non-GAAP Financial Measures”). The airline industry is cyclical in nature and lease margins have generally lowered since the terrorist attacks of September 11, 2001 due to a surplus of aircraft in the marketplace, airline bankruptcies, higher incidents of lease restructurings with troubled airlines, repossessions of aircraft, depressed airline revenue yields, terrorism, and worldwide health concerns (such as SARS). However, since late 2003, airline passenger and cargo traffic worldwide has exhibited measured growth and, despite rising fuel prices which significantly impacted the airline industry during 2004, overall airline industry trends in 2004 showed continued improvement, particularly outside the United States. As a result, during 2004 we saw an increase in demand for newer, modern, fuel efficient aircraft that comprise the bulk of our fleet, and an overall strengthening of lease rates. Although lease rates strengthened during 2004, there is a lag between changes in market conditions and their impact on our results, as contracts signed during times of lower lease rates are still in effect, including a number of new aircraft that delivered in 2004 and some that are scheduled for delivery in 2005. Therefore, the improvement in the airline industry has yet to be completely reflected in our financial performance. Moreover, increasing interest rates, along with other risk factors may impact our future results (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors Affecting International Lease Finance Corporation”).

      During 2004, we derived 90% of our revenues from airlines outside of the United States, as compared with 89% in 2003 and 86% in 2002. A key factor in our success has been a concentrated effort to maximize our lease placements in regions that are strengthening, such as in Asia, Europe and the Middle East, and to minimize placements in regions that are under stress, such as the United States. Although our thirteen B737-800 aircraft leases with ATA were affirmed in its bankruptcy proceeding with no changes or detriment in lease economics, we did experience a loss of approximately $53.9 million in connection with our equity holdings and guarantees, that we held as part of the lease transactions. See Notes D and K of Notes to Consolidated Financial Statements. We have no aircraft on lease to United Airlines, US Airways, Delta, or Northwest Airlines.

      We believe we are well positioned in the current industry environment with 100% placement of our 2005 deliveries of new aircraft as of December 31, 2004, and placement of 77% of our 2006 new aircraft deliveries as of February 23, 2005. During 2004, we sold 15 aircraft from our lease portfolio to repeat buyers of our aircraft as well as to two new buyers of multiple aircraft deals, and we have experienced during 2004 an increasing level of interest from third party investors and debt providers regarding the purchase of aircraft from our fleet.

Risk Factors Affecting International Lease Finance Corporation

      Our business is subject to numerous risks and uncertainties, as described below and in the section titled Item 7A. “Quantitative and Qualitative Disclosures about Market Risk”.

Overall Airline Industry Risk

      We operate as a supplier and financier to airlines. The risks affecting our airline customers are generally out of our control and impact our customers to varying degrees. As a result, we are indirectly impacted by all the risks facing airlines today. Our ability to succeed is dependent on the financial strength of our customers and their ability to compete effectively in the market place and manage these risks has a direct impact on us. These risks include:

•	Demand for air travel

•	Competition between carriers

•	Fuel prices and availability

•	Labor costs and stoppages

•	Maintenance costs

•	Employee labor contracts

•	Air traffic control infrastructure constraints

•	Airport access

•	Insurance costs

•	Security, terrorism and war

•	Worldwide health concerns

•	Equity and borrowing capacity

•	Environmental concerns

•	Government regulation

•	Interest rates

•	Overcapacity

      To the extent that our customers are affected by these risk factors, we may experience:

•	a downward pressure on demand for the aircraft in our fleet and reduced market lease rates and lease margins;

•	a higher incident of lessee defaults, lease restructurings and repossessions resulting in lower lease margins due to maintenance, consulting and legal costs associated with the repossession, as well as lost revenue for the time the aircraft are off lease and possibly lower lease rates from the new lessees;

•	a higher incident of situations where we engage in restructuring lease rates for our troubled customers which reduces overall lease margins; and

•	an inability to immediately place new and used aircraft when they become available through our purchase commitments and regular lease terminations on commercially accepted terms, resulting in lower lease margins due to aircraft not earning revenue and resulting in storage, insurance and maintenance costs.

Manufacturer Risks

      The supply of jet transport aircraft, which we purchase and lease, is dominated by two airframe manufacturers, Boeing and Airbus, and a limited number of engine manufacturers. As a result, we are dependent on the manufacturers’ success in remaining financially stable, producing aircraft and related components which meet the airlines’ demands, both in type and quantity and fulfilling their contractual obligations to us. Further, competition between the manufacturers for market share is escalating and may cause instances of deep discounting for certain aircraft types and may negatively impact our competitive pricing. We have attempted to mitigate these risks, to the extent possible, by maintaining good relationships with all the manufacturers and monitoring their financial stability and production plans. Should the manufacturers fail to respond appropriately to changes in the market environment or fail to fulfill their contractual obligations, we may experience:

•	missed or late delivery of aircraft ordered by us and an inability to meet our contractual obligations to our customers, resulting in lost or delayed revenues, lower growth rates and strained customer relationships;

•	an inability to acquire aircraft and related components on terms which will allow us to lease those aircraft to customers at a profit, resulting in lower growth rates or a contraction in our fleet;

•	a market place with too many aircraft available, creating a downward pressure on demand for the aircraft in our fleet and reduced market lease rates;

•	poor customer support from the manufacturers of aircraft and components resulting in a reduced demand for a particular manufacturer’s product, creating a downward pressure on demand for those aircraft in our fleet and reduced market lease rates for those aircraft; and

•	reduction in our competitiveness due to deep discounting by the manufacturers, which may lead to reduced market lease rates and may impact our ability to remarket or sell some of the aircraft in our fleet.

Borrowing Risks

      Liquidity — We are heavily dependent on our ability to borrow the necessary funds to finance the purchase of aircraft and to have sufficient funds to repay our existing debt obligations. Our liquidity is dependent on having continued access to debt markets and maintaining our credit ratings. We manage this risk by maintaining access to many debt markets throughout the world. With insufficient liquidity we could potentially experience:

•	an inability to acquire aircraft, for which we have signed contracts, resulting in lower growth, lost revenue and strained manufacturer and customer relationships; and

•	an inability to meet our debt maturities as they become due, resulting in payment defaults, non-compliance with debt covenants, reduced credit ratings and an inability to access certain debt markets.

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

Other Risks

      Residual Value — We bear the risk of re-leasing or selling the aircraft in our fleet that are subject to operating leases at the end of their lease terms. If demand for aircraft decreases, our average fleet age may increase because of an inability to sell, and market lease rates may decrease. Should this condition continue for an extended period, it could affect the market value of aircraft in our fleet and may result in impairment charges in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets”. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Polices and Estimates — Flight Equipment.”

      Obsolescence Risk — Aircraft are long-lived assets requiring long lead times to develop and manufacture. As a result, aircraft of a particular model and type tend to become obsolete and less in demand over time, when newer more advanced and efficient aircraft are manufactured. This life cycle, however, can be shortened by world events, government regulation or customer preferences. We manage this risk by purchasing and maintaining a mix of flight equipment which we feel will meet our customer’s long-term needs, and will have the greatest airline demand and operational longevity. As aircraft in our fleet approach obsolescence, demand for that particular model and type will decrease. This may result in lease margins compressing or may result in impairment charges in accordance with SFAS 144.

      Key Personnel — Our future success is dependent upon, among other things, the retention of our executive management team. There can be no assurance that we will be able to retain our executive officers and other key employees. The loss of the services of any of our executive officers or key employees could disrupt our operations.

      Foreign currency exchange rate risk — We negotiate some of our leases in Euros to meet the demands of a growing number of airlines. If the Euro exchange rate to the U.S. dollar deteriorates, as it did during 2004, we will record less lease revenue on those leases.

Industry Condition

      Our sources of revenue are principally from scheduled and charter airlines and companies associated with the airline industry. Our revenues and results of operation are therefore affected by how our customers cope with the economic environment in which airlines operate. The airline industry is cyclical, economically sensitive and highly competitive. Airlines and related companies may be affected by political or economic instability, terrorist activities, changes in national policy, competitive pressures on certain air carriers, fuel prices and shortages, labor stoppages, insurance cost, recessions, and other political or economic events adversely affecting world or regional trading markets. Our revenues and income will be affected by our customers’ ability to react to and cope with the volatile competitive environment in which they operate as well as our own competitive environment.

      Airline passenger and cargo traffic worldwide has exhibited measured growth since late 2003. If such traffic growth can be sustained, it should benefit the economic recovery of the commercial airlines industry. Recent market trends indicate a modest increase in lease rates for the most desirable Airbus and Boeing twin-engine single aisle and wide body aircraft for placements in late 2004 and beyond. However, lower lease rates will continue to affect our revenue until leases negotiated during the economic downturn have terminated and are renewed at higher rental levels.

      Over 20% of our revenue is generated from customers based in Asia and the Pacific region, and we have numerous other customers who operate flights to and from those areas. Travel between Asia and the rest of the world was negatively impacted by the outbreak of SARS. Many airlines in Asia and those traveling to Asia curtailed flights in response to the reluctance of people to travel to Asia during the first six months of 2003. Travel to Asia has, however, more than recovered since the World Health Organization lifted warnings against visits to SARS affected countries in the second quarter of 2003. Any new outbreak of SARS could again negatively impact travel between Asia and the rest of the world.

      From time to time, some of our customers have experienced economic difficulties resulting in our participation in customer restructurings. Such restructurings have involved the voluntary early termination of leases, the replacement of leased aircraft with smaller, less expensive leased aircraft, the arrangement of subleases from the primary lessee to another airline and the rescheduling of payments. In addition, in certain circumstances, we have repossessed aircraft.

      During 2004, two of our customers, ATA (13 owned and two managed aircraft) and Aloha Airlines (one owned aircraft) filed for protection under Chapter 11 of the United States Bankruptcy Code and four of our customers, Volare (four owned aircraft), Air Polonia (one owned and one managed aircraft), Air Holland (one owned and one managed aircraft) and V-Bird (three owned aircraft), filed for protection under the bankruptcy laws of their respective countries. ATA and Aloha Airlines are still operating and the 16 aircraft remained on lease to ATA and Aloha Airlines at December 31, 2004. All of the aircraft previously leased to Volare, Air Polonia, Air Holland and V-Bird were placed on lease with other airlines.

      We experienced a decrease in lease margin during 2004 and 2003 due to the factors mentioned above. Management believes that this trend will likely continue until improvements of economic conditions and stabilization of the global political environment can be reflected in lease rates received from our lessees.

      On October 16, 2003, Boeing announced that it had decided to complete production of the 757 jetliner in late 2004. At December 31, 2004, we owned 59 757s, all of which were on lease to airlines. As a result, management reviewed and reduced the residual values on the Boeing 757 aircraft type to an internally established value to more appropriately reflect management’s expectations of future values. The change in estimate was recorded prospectively, commencing January 1, 2004 and had an immaterial effect on our financial position and results of operations. We believe that the market place had already reflected this event in market lease rates and market values for these aircraft prior to the announcement, and we have considered the event in our most recent impairment analysis. The analysis did not result in an impairment charge.

      We have received tax benefits under the Foreign Sales Corporation (“FSC”) law and its successor regime, the Extraterritorial Income Act (“ETI”). In October 2004, Congress passed a bill, the American Jobs Creation Act of 2004, repealing the corporate export tax benefits under the ETI, after the World Trade Organization ruled the export subsidies were illegal. Under the Act, ETI export tax benefits for corporations would be phased out in 2005 and 2006 and cease to exist for the year 2007. As a result, we expect our effective tax rate to rise over the next two years to a rate consistent with the “expected” statutory rate.

Critical Accounting Policies and Estimates

      Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue, depreciation, overhaul reserves, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

      We believe the following are our critical accounting policies, some of which require significant judgments and estimates, used in the preparation of the consolidated financial statements.

      Lease Revenue: As lessor, we lease flight equipment principally under operating leases and report rental income ratably over the life of the lease. The difference between the rental income recorded and the cash received under the provisions of the lease is included in “Accrued interest, other receivables and other assets” on our Consolidated Balance Sheets. Past-due rentals are recognized on the basis of management’s assessment of collectibility. In certain cases, leases provide for additional rentals based on usage. The usage may be calculated based on hourly usage or on the number of cycles operated, depending on the lease contract. A cycle is defined as one take-off and landing. The usage is typically reported monthly by the lessee. Rentals received, but unearned under the lease agreements, are recorded in “Rentals received in advance” on our Consolidated Balance Sheets until earned.

      Costs related to reconfiguration of aircraft cabins and other lessee specific modifications are capitalized and amortized over the life of the lease.

      Flight Equipment Marketing: We market flight equipment and recognize gains and losses when leased equipment is sold and the risk of ownership of the equipment is passed to the new owner. We also engage in marketing aircraft on behalf of independent third parties. We recognize revenue for these transactions when services are rendered and an obligation to pay exists in accordance with the contract.

      Flight Equipment: Flight equipment under operating leases is stated at cost. Purchases, major additions and modifications and capitalized interest are capitalized. Normal maintenance and repairs, airframe and engine overhauls and compliance with return conditions of flight equipment returned from lease are provided for and paid for by the lessee. Generally, aircraft, including aircraft acquired under capital leases, are depreciated using the straight line method over a 25 year life from the date of manufacture to a 15% residual value. Because of the significant cost of aircraft carried in “Flight equipment under operating leases” in our Consolidated Balance Sheets, any change in the assumption of useful life or residual values for all aircraft could have a significant impact on our results of operations.

      Out of production aircraft types are depreciated using the straight line method over a 25 year life from the date of manufacture to an established residual value for each aircraft type. In 2003, we changed the residual value on out of production aircraft to reflect changes in future economic values of these aircraft. The resulting change in depreciation did not have a material effect on our results of operations.

      At the time assets are retired or sold, the cost and accumulated depreciation are removed from the related accounts and the difference, net of proceeds, is recorded as a gain or loss.

      Management is very active in the airline industry and reviews issues affecting our fleet on a quarterly basis, including events and circumstances that may affect impairment of aircraft values (e.g. residual value, useful life and current and future revenue generating capacity). Management evaluates aircraft in the fleet, as necessary, based on these events and circumstances in accordance with SFAS 144. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These evaluations for impairment are significantly impacted by estimates of future revenues and other factors which involve some amount of uncertainty. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Estimated cash flows consist of current contractual lease rates, future projected lease rates and estimated scrap values for each aircraft. The factors considered in estimating the undiscounted cash flows may change in future periods due to changes in contracted lease rates, economic conditions, technology, airline demand for a particular aircraft type and many of the risk factors discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors Affecting International Lease Finance Corporation. We have, to date, not recorded any impairment charges related to aircraft.

      Capitalized Interest: We borrow funds to finance progress payments for the construction of flight equipment ordered. We capitalize interest incurred on such borrowings. This amount is calculated using our composite borrowing rate (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition”) and is included in the cost of the flight equipment. Any change in our composite borrowing rate will change the amount capitalized.

      Provision for Overhauls: Under the provisions of many leases, we receive overhaul rentals based on the usage of the aircraft. For certain airframe and engine overhauls, the lessee is reimbursed for costs incurred up to, but not exceeding, related overhaul rentals paid by the lessee for usage of the aircraft.

      Overhaul rentals are included under the caption “Rental of flight equipment” in our Consolidated Statements of Income. We provide a charge to operations for estimated future reimbursements at the time the overhaul rentals are paid by the lessee. The charge is based on overhaul rentals received and the estimated reimbursements during the life of the lease. The historical payout rate is subject to significant fluctuations. Using its judgment, management periodically evaluates the appropriateness of the reserve for these reimbursements and its reimbursement rate, and then adjusts the provision for overhauls accordingly. This evaluation requires significant judgment. If the reimbursements are materially different than our estimates, there will be a material impact on our results of operations.

Legal Proceedings

      In connection with the January 3, 2004 crash of our 737-300 aircraft on lease to Flash Airlines in Egypt, 55 lawsuits have been filed by the families of 120 of the 148 victims on the flight against the Company, The Boeing Company, Honeywell International Inc. (and, in one case, Parker-Hannifin Corporation) in the United States District Court for the Central District of California. We believe the Company is adequately covered in these cases by the liability insurance policies carried by Flash Airlines and has substantial procedural and substantive defenses to the actions. We do not believe the outcome of these lawsuits will have a material effect on our liquidity, financial condition or results of operations.

      Between December 2001 and March 2003, we restructured the ownership of aircraft in certain lease transactions in Australia. Prior to entering into the transactions, we obtained opinions from Queens Counsel in Australia so that the restructuring transactions would be executed in accordance with the goods and services tax (“GST”) laws of Australia. The Australian Tax Office (“ATO”) is currently investigating the GST aspects of these transactions. In September 2004, we filed a Summons in the Supreme Court of New South Wales seeking declaratory relief affirming our positions on the technical GST aspects of the restructurings. In December 2004, the ATO issued a draft Compliance Audit Report (“CAR”) which is contrary to our position and we have responded to the draft CAR at length. The ATO has not yet issued an assessment. Management believes that there are substantial arguments in support of our position. Due to the uncertainties related to the investigation, and the outcome of the request for declaratory relief, no amounts have been accrued related to this contingency. GST credits of up to AUD 70 million, (approximately USD$55 million) have been taken through December 31, 2004. In general, assessments imposed from the ATO may include interest and penalties.

Financial Condition

      We borrow funds to purchase new and used flight equipment (see “Item 2. Properties — Commitments”), including funds for progress payments during the construction phase, and to pay existing debt obligations as they mature. These funds are borrowed principally on an unsecured basis from various sources. During 2004, we borrowed $4.3 billion (excluding commercial paper) and $2.4 billion was provided by operating activities to meet our needs. As of December 31, 2004, we had committed to purchase 355 new aircraft from Boeing and Airbus at an estimated aggregate purchase price of approximately $21.3 billion for delivery through 2010, of which we currently anticipate taking delivery of 97 aircraft in 2005 with an estimated aggregate purchase price of $5.6 billion. We also hold options to purchase six additional new aircraft deliverable through 2007 at an estimated aggregate purchase price of approximately $361.4 million. In addition, we had committed to purchase 16 used aircraft at an estimated purchase price of $302.3 million. We currently expect to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements. At December 31, 2004, 2003 and 2002, our debt financing and capital lease obligations were comprised of the following:

	2004	2003	2002

	(Dollars in thousands)
Public term debt with single maturities	$11,544,575	$10,663,275	$7,475,775
Public medium-term notes with varying maturities	5,972,171	5,960,236	4,969,500
Capital lease obligations	39,580	143,254	260,623
Synthetic lease obligations	—	464,222	—
Bank term debt	2,973,525	3,070,120	2,084,793

Subtotal	20,529,851	20,301,107	14,790,691
Commercial paper	2,675,247	1,575,957	4,218,504
Less: Deferred debt discount	(29,502)	(24,321)	(31,928)

Total debt financing	$23,175,596	$21,852,743	$18,977,267

Composite interest rate	4.34%	4.53%	4.73%
Percentage of total debt at fixed rate	66.21%	77.07%	76.67%
Composite interest rate on fixed debt	5.07%	5.29%	5.69%
Bank prime rate	5.25%	4.00%	4.25%

      The above amounts represent our anticipated settlement of our outstanding debt obligations. Certain adjustments required to present currently outstanding debt obligations according to financial accounting standards have been recorded and presented separately on the face of the Consolidated Balance Sheets. These include adjustments related to foreign currency and interest rate hedging activities. Composite interest rates and percentage of total debt at fixed rate reflect the effect of derivative instruments.

Public Debt

      The Company has the ability to borrow under various public debt financing arrangements as follows:

	Maximum		Sold as of	Sold as of
	Offering		December 31, 2004	February 28, 2005

	(Dollars in millions)
Registration statement dated December 20, 2002 (including $2.88 billion Medium-Term Note program and $1.0 billion Retail Medium-Term Note Program)	$6,080	(a)	$5,593	$5,607
Registration statement dated December 28, 2004 (including $2.0 billion Medium-Term Note program)	7,045	(b)	—	500
Euro Medium-Term Note Programme dated May 2004(c)(d)	7,000		4,475	4,475

(a)	Includes $1.08 billion, which was incorporated into the registration statement from a prior registration statement, increasing the maximum offering from $5.0 billion to $6.08 billion.

(b)	Includes $2.045 billion, which was incorporated into the registration statement from a prior registration statement, increasing the maximum offering from $5.0 billion to $7.045 billion.

(c)	We have hedged the foreign currency risk of the notes through operating lease payments or derivatives.

(d)	This is a perpetual program. As a bond issue matures, the principal amount of that bond becomes available for new issuances under the program.

Capital Lease Obligations

      We have Export Credit Lease financings which provide ten year, amortizing loans in the form of capital lease obligations. The interest rate on 62.5% of the original financed amount is 6.55% and the interest rate on 22.5% of the original financed amount is fixed at rates varying between 6.18% and 6.89%. These two tranches are guaranteed by various European Export Credit agencies. We prepaid the remaining 15% of the original financed amount. The remaining outstanding debt matures through 2005. The flight equipment associated with the obligations and included in “Flight equipment under operating leases” on the Consolidated Balance Sheets, had a net book value of $500.0 million at December 31, 2004.

Synthetic Lease Obligations

      In 1995, 1996 and 1997, through subsidiaries, we entered into sale-leaseback transactions providing us proceeds in the amounts of $413.0 million, $507.6 million and $601.9 million, respectively, each relating to seven aircraft. The transactions resulted in the sale and leaseback of these aircraft under one year operating leases, each with six one-year extension options for a total of seven years for each aircraft. We did not record any gains related to the transactions. We had the option to either buy back the aircraft or redeliver the aircraft for a fee to the lessor at the end of any lease period. The lease rates equated to fixed principal amortization and floating interest payments based on LIBOR or commercial paper pricing. Three aircraft were repurchased before the lease termination and sold to third parties. The remaining 18 aircraft were repurchased when the leases expired in December 2002 and September 2003 and 2004.

Bank Term Debt

      In January 1999, we entered into an Export Credit Facility, for up to a maximum of $4.3 billion, to finance approximately 75 aircraft delivered through 2001. We used the facility to fund 85% of each aircraft’s purchase price. The facility is guaranteed by various European Export Credit agencies. We financed 62 aircraft using $2.8 billion under this facility over ten years with interest rates from 5.753% to 5.898%. The debt is collateralized by a pledge of the shares of a subsidiary of ours which holds title to the aircraft financed under the facility. At December 31, 2004, $1.5 billion was outstanding under this facility.

      During 2003, we borrowed $1.3 billion under various bank financings. The financings mature through 2009. One tranche of one of the loans totaling $410 million was funded in Japanese Yen and swapped to U.S. dollars. The interest rates are LIBOR based with spreads ranging from .375% to 1.625% at December 31, 2004.

      In May 2004, we entered into an Export Credit Facility for up to a maximum of $2.64 billion, to finance Airbus aircraft to be delivered in 2004 and 2005. The facility will be used to fund 85% of each aircraft’s purchase price. This facility becomes available as the various European Export Credit agencies provide their guarantees for aircraft based on a six-month forward-looking calendar. The financing is for a ten-year fully amortizing loan per aircraft at an interest rate determined through a bid process. We have collateralized the debt by a pledge of the shares of a subsidiary which holds title to the aircraft financed under this facility. As of December 31, 2004, four aircraft were financed under this facility. At December 31, 2004, $201.6 million was outstanding under this facility.

      In March 2004, an indirect subsidiary of ILFC entered into an agreement providing for an 18-month commitment for a $500 million revolving loan which backs up the subsidiary’s $1.0 billion secured note facility to purchase new aircraft from Boeing and Airbus. We guarantee the subsidiary’s obligations under the credit facility and the secured note facility. A condition precedent to the borrowing of funds under the credit facility is the inability of the subsidiary to sell notes under the secured note facility on acceptable terms. The subsidiary had not drawn on the credit facility or issued any notes under the secured note facility as of December 31, 2004.

      In August 2004, we received a commitment for an Ex-Im Bank comprehensive guarantee in the amount of $1.68 billion to support the financing of up to 30 new Boeing aircraft. The delivery period initially extends from September 1, 2004 through August 31, 2005. We have extended the delivery period to February 28, 2006 and we may extend it further to August 31, 2006. As of December 31, 2004, we had not financed any aircraft under this facility.

Commercial Paper

      We currently have a $4.8 billion Commercial Paper Program. Under this program, we may borrow in minimum increments of $100,000 for periods from one day to 270 days. It is our intention to sell commercial paper only to a maximum amount of 75% of the total amount of the backup facilities available (see Bank Commitments). The weighted average interest rate of the outstanding commercial paper was 2.34%, 1.07% and 1.46%, at December 31, 2004, 2003, and 2002, respectively.

Bank Commitments

      As of December 31, 2004, we had committed revolving credit agreements with 30 banks aggregating $6.0 billion including a $2.0 billion five-year tranche that expires in October of 2009 and a $4.0 billion 364-day tranche that expires in October of 2005, with a one-year term out option. These revolving loans and lines of credit provide for interest rates that vary according to the pricing option in effect at the time of borrowing. Pricing options include prime, a range from .25% over LIBOR to .45% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The revolving loans and lines of credit are subject to facility fees of up to .10% of amounts available. This financing is used as backup for our maturing debt and other obligations. We expect to replace or extend these credit agreements on or prior to their expiration dates. At December 31, 2004, we had not drawn on our revolving loans and lines of credit.

Other Variable Interest Entities

      We have sold aircraft to entities owned by third parties and have from time to time issued asset value guarantees or loan guarantees related to the aircraft sold. We have determined that ten such entities, each owning one aircraft, are Variable Interest Entities (“VIEs”) in which we are the primary beneficiary. In accordance with FIN 46R, we consolidated these entities commencing December 31, 2003. As a result of the consolidation, assets increased by $57.1 million and liabilities increased by $68.1 million. In addition, we recorded an after-tax charge of $11.0 million as a cumulative effect of an accounting change for 2003. In addition, an after-tax gain in the amount of $2.4 million related to sale-lease-back transactions was recorded as a cumulative effect of an accounting change for 2003. See Note E of Notes to Consolidated Financial Statements. At December 31, 2004, assets in the amount of $152.4 million and liabilities in the amount of $70.9 million were included in our Consolidated Balance Sheets and losses in the amount of $4.1 million are included in our Consolidated Statements of Income.

      The assets and liabilities of these entities are presented separately on our Consolidated Balance Sheets. We do not control or own the assets, nor are we directly obligated for the liabilities of these entities.

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

Derivatives

      In the normal course of business, we employ a variety of derivative products to manage our exposure to interest rates and foreign exchange rates and the resulting impact of changes in interest rates and exchange rates on earnings, with the objective to lower our overall borrowing cost and to maintain an optimal mix of variable and fixed rate interest obligations. We enter into derivative transactions only to hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements, currency swap agreements, and interest rate floors. At December 31, 2004, we had foreign exchange economic hedges which had ceased to be effective under SFAS 133. We entered into these derivatives to hedge the foreign currency exposure of our Euro denominated and Yen denominated floating rate debt. The debt was swapped into U.S. Dollars and LIBOR based interest rates and qualified as fair value hedges at inception. Credits in the amount of $381.5 million was recorded for the year ended December 31, 2004 in interest expense. The amount was offset by a $374.9 foreign currency adjustment of the related debt. Our foreign exchange exposure is eliminated through these hedges, but the difference in interest rate curves have caused some ineffectiveness according to the guidelines under FAS 133.

      The counterparty to our derivative instruments is AIG Financial Products Corp. (“AIGFP”), a related party with the highest ratings available from the credit rating agencies. The derivatives are subject to a bilateral security agreement which, in certain circumstances, may allow one party to the agreement to require the second party to the agreement to provide collateral. Failure of the instruments or counterparty to perform under the derivative contracts will have a material impact on our results of operations.

Common and Preferred Stock

      During the year ended December 31, 2002, we repurchased $50.0 million of our Market Auction Preferred Stock, cancelled $400.0 million of our Series A Preferred Stock and issued 3,951,398 shares of our common stock for the value of the cancelled Series A Preferred Stock and 2,428,599 shares of our common stock for $250 million. AIG has no obligation to contribute additional equity.

Market Liquidity Risks

      We are in compliance with all covenants or other requirements set forth in our credit agreements. Further, we do not have any rating downgrade triggers that would automatically accelerate the maturity dates of our debt. However, a downgrade in our credit rating could adversely affect our ability to borrow on, renew existing, or obtain access to new financing arrangements and would increase the cost of such financing arrangements. For example, a downgrade in credit rating could preclude us from issuing commercial paper under our current program.

      Turmoil in the airline industry and continued political unrest in the Middle East have led to increased uncertainty in the debt markets in which we borrow funds. While we have been able to borrow the funds necessary to finance operations in the current market environment, additional turmoil in the airline industry or political environment could limit our ability to borrow funds from our current funding sources. Should this occur, we would seek alternative sources of funding, including securitizations and manufacturer’s financings, drawings upon our revolving loans and lines of credit facilities or seek additional short term borrowings. If we were unable to obtain sufficient funding, we would negotiate with manufacturers to defer deliveries of certain aircraft.

      The following summarizes our contractual obligations at December 31, 2004.

Existing Commitments (Exclusive of Interest)

	Commitments Due by Year

	Total	2005	2006	2007	2008	2009	Thereafter

	(Dollars in thousands)
Medium Term and Long Term Debt	$20,490,271	$3,769,022	$3,680,568	$3,575,952	$3,764,930	$3,666,965	$2,032,834
Capital Lease Obligations	39,580	39,580	—	—	—	—	—
Commercial Paper	2,675,247	2,675,247	—	—	—	—	—
Operating Leases	107,126	8,326	8,655	8,978	9,331	9,628	62,208
Purchase Commitments	21,586,600	5,838,400	5,487,200	4,645,000	3,696,100	1,552,700	367,200

Total	$44,898,824	$12,330,575	$9,176,423	$8,229,930	$7,470,361	$5,229,293	$2,462,242

Contingent Commitments

	Contingency Expiration by Year

	Total	2005	2006	2007	2008	2009	Thereafter

	(Dollars in thousands)
Purchase Options on New Aircraft	$361,400	$—	$81,400	$280,000	$—	$—	$—
Put Options(a)	491,778	233,728	—	—	—	—	258,050
Asset Value Guarantees(a)	87,540	5,226	11,247	17,831	10,492		42,744
Loan Guarantees(a)	145,108	18,786	79,082	—	—	—	47,240
Lines of Credit	50,000	—					50,000

Total	$1,135,826	$257,740	$171,729	$297,831	$10,492	$—	$398,034

(a)	From time to time we participate with banks, airlines and other financial institutions to assist in financing aircraft acquired by others by providing asset guarantees, put options or loan guarantees collateralized by aircraft. As a result, should we be called upon to fulfill our obligations, we would have recourse to the value of the underlying aircraft. To the extent that the value of the underlying aircraft is less than the guarantee, we would record a contingent loss. At December 31, 2004, we recorded a $5.6 million contingent loss related to certain put options. Guarantees entered into after December 31, 2002, are recorded at fair value in accordance with FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees at Indebtedness of Others.” See Note A of Notes to Consolidated Financial Statements.

Non-GAAP Financial Measures

Lease Margin

      Lease Margin is defined as Rental of flight equipment less total expenses, adjusted for VIE expenses related to Other Variable Interest Entities, divided by Rental of flight equipment. In 2004, Lease Margin is also adjusted for a charge we took related to a customer’s bankruptcy filing. Lease Margin is a measure by which we isolate and evaluate the overall profitability of our contractual leasing operations, which constitute our primary revenue generating activity. Beginning in 2003, coinciding with the adoption of FIN 46 and to more accurately portray the trend of our core leasing operations, we adjust total expenses in the calculation of

Lease Margin by excluding VIE expenses. Related VIE revenues are included in Interest and other and are by definition excluded from the calculation of Lease Margin. VIE revenues and expenses are recorded in our 2004 and 2003 net income as a result of our adoption of FIN 46 beginning December 31, 2003. The most directly comparable GAAP financial measure is Profit Margin. The following is a reconciliation of Profit Margin to Lease Margin:

	2004	2003	2002

	(Dollars in millions)
Total revenues (A)	$3,293.4	$3,053.9	$2,848.9
Flight equipment marketing	(76.4)	(46.4)	(66.3)
Flight equipment marketing — securitization	(25.3)	(17.9)	—
Interest and other	(112.0)	(48.5)	(104.7)

Rentals (B)	3,079.7	2,941.1	2,677.9

Total expenses (C)	2,563.6	2,303.7	2,055.6
VIE expenses	(20.8)	(0.4)	—
Customer bankruptcy charge	(53.9)	—	—

Adjusted total expenses (D)	2,488.9	2,303.3	2,055.6

Profit Margin (A)-(C)=(E)	$729.8	$750.2	$793.3
Lease Margin (B)-(D)=(F)	$590.8	$637.8	$622.3
Profit Margin % (E) divided by (A)	22.16%	24.57%	27.85%
Lease Margin % (F) divided by (B)	19.18%	21.69%	23.24%

      Lease Margin for the periods decreased to 19.2% in 2004 compared to 21.7% in 2003 and 23.2% in 2002. Lease rates and interest rates on borrowings are the two components used to determine Lease Margin that are subject to the most uncertainty and are the principal causes for the fluctuations in the Lease Margin. Lease rates are impacted by the current interest rate market as operating leases are a form of financing. Lease rates are also impacted by demand for a particular aircraft type to fit the airlines requirements for capacity and efficiency compounded by the availability of those aircraft in the market place.

      Our Lease Margin was favorably impacted by our ability to take advantage of the downward trend in interest rates during 2003 and manage our composite interest rate during the 2004 increasing interest rate environment. These interest rate benefits were offset by decreasing lease rates on aircraft returned and redelivered at lower lease rates than previously earned. Idle and excess aircraft of carriers and other competitors in the market place have increased competition for the lease of aircraft. We expect that this downward pressure on lease rates will continue to impact Lease Margin as the effects of restructurings, repossessions and re-leases are realized in lease rates. Further, we expect that the Lease Margin could experience further downward pressure as interest rates climb. We experienced low Lease Margins in 1994–95, which resulted from the lingering impacts on lease rates from leases negotiated around the time of the Gulf War in 1991–92, compounded by a high interest rate environment and higher leverage. Due to the varying terms of our leases and borrowings, the effects of events and circumstances which cause changes in lease rates and interest rates in the current market place may not fully materialize in our results of operations for three to five years.

ILFC Historical Operating Margin and Lease Margin

	Operating Margin	Lease Margin

1992	33.7	23.0
1993	30.5	20.3
1994	28.1	19.7
1995	23.8	13.5
1996	24.2	14.3
1997	26.9	17.4
1998	27.5	20.0
1999	30.6	23.3
2000	28.5	23.0
2001	28.8	24.7
2002	27.8	23.2
2003	24.6	21.7
2004	22.2	19.2

Results of Operations

      The cost of the leased fleet, from which rental income was earned, increased to $37.4 billion in 2004 from $34.0 billion in 2003 and $30.6 billion in 2002 (2002 included aircraft subject to sale-leaseback transactions). Revenues from the rentals of flight equipment increased 4.72% to $3,079.8 million in 2004 from $2,941.1 million in 2003 and 9.8% in 2003 from $2,677.9 million in 2002 due to an increase in the number of aircraft available for operating lease (667 at December 31, 2004 compared to 609 and 556 at December 31, 2003 and 2002, respectively). The increases were partially offset by an increase in the number of aircraft being reconfigured and redelivered and therefore not earning revenues for some part of the year. One aircraft in our fleet was not subject to a signed lease agreement or a signed letter of intent at December 31, 2004, but was subsequently leased. Revenues in 2004 compared to 2003 and 2002 were negatively impacted by lower lease rates and restructured rents, as a result of the slowdown and turmoil in the airline industry. Lease margin for the period decreased to 19.2% in 2004 compared to 21.7% and 23.2% for the same periods in 2003 and 2002, respectively. Profit margin decreased to 22.2% in 2004 compared to 24.6% and 27.9% for the same period in 2003 and 2002, respectively. Management expects the factors described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Conditions to continue to negatively impact revenues in 2005, even as we see increases in lease rates going forward, as some airlines continue to experience difficulties and improving trends in lease rates will take time to be completely reflected in our lease revenues.

      In addition to our leasing operations, we engage in the marketing of flight equipment throughout the lease term, as well as the sales of third party owned flight equipment on a principal and commission basis. Revenue from flight equipment marketing was $76.4 million in 2004 compared to $46.4 million in 2003 and $66.3 million in 2002. The fluctuations were principally affected by a downturn in the market for flight equipment during 2003 as well as the different types and the number of the flight equipment marketed in each period. We sold 15 aircraft in 2004 compared to two aircraft during 2003, and eight in 2002. In addition, we sold ten engines during 2004, compared to six engines during 2003 and seven engines during 2002. Commissions received from third parties were $17.5 million (2004), $30.4 million (2003) and $23.1 million (2002).

      In 2003, we sold 37 aircraft to a trust and in 2004 we sold 34 aircraft to another trust, both of which are included in the consolidated financial statements of AIG (see Note N of Notes to Consolidated Financial Statements.) The gains on the transactions, net of expenses, are included in the caption “Flight equipment marketing — securitization.”

      Interest and other revenue increased to $111.9 million in 2004 compared to $48.5 million in 2003 due to the following increases: bankruptcy and other settlements in the amount of $23.5 million; foreign exchange gains in the amount of $13.2 million; management fees collected in the amount of $8.7 million; interest and dividend income in the amount of $8.0 million. The decrease in Interest and other revenue to $48.5 million in 2003 compared to $104.7 million in 2002 is primarily due to a decrease in forfeitures of security deposits and contract termination fees resulting from nonperformance by customers and manufacturers in the amount of $42.2 million in 2002.

      Interest expense increased to $965.2 million in 2004 from $944.6 million in 2003 and $846.4 million in 2002, as a result of an increase in average debt outstanding to finance aircraft acquisitions. Average debt increased to $22.5 billion in 2004, from $20.3 billion in 2003 and $17.4 billion in 2002 (excluding the effect of debt discount and foreign exchange adjustments). This increase was partially offset by a decrease in the average composite borrowing rate to 4.3% in 2004 from 4.8% in 2003 and 4.9% in 2002. Our composite borrowing rate fluctuated as follows:

ILFC Composite Interest Rates and Prime Rates

		Composite--Fixed-Rate
	Composite--All Debt	Debt	Prime Rate

Dec-00	6.37	6.20	9.50
Mar-01	5.92	6.13	8.00
Jun-01	5.49	5.93	6.75
Sep-01	5.21	5.88	6.00
Dec-01	5.07	5.78	4.75
Mar-02	4.93	5.77	4.75
Jun-02	5.03	5.76	4.75
Sep-02	4.95	5.74	4.75
Dec-02	4.73	5.69	4.25
Mar-03	4.57	5.58	4.25
Jun-03	4.51	5.47	4.00
Sep-03	4.63	5.38	4.00
Dec-03	4.46	5.29	4.00
Mar-04	4.34	5.19	4.00
Jun-04	4.15	5.11	4.25
Sep-04	4.20	5.08	4.75
Dec-04	4.34	5.07	5.25

      We account for derivatives under SFAS No. 133 “Accounting for Derivatives and Hedging Activities” (see Note L of Notes to Consolidated Financial Statements). Interest expense for the years ended December 31, 2004, 2003 and 2002 includes benefits of $7.7 million, $1.7 million and $4.8 million, respectively, related to hedging activities.

      Depreciation of flight equipment increased to $1,259.2 million in 2004 from $1,124.8 million at December 31, 2003 and $954.2 million in 2002 due to an increase in the depreciable base of the fleet. The depreciable base of flight equipment during the same periods increased to $37.4 billion at December 31, 2004 from $34.0 billion at December 31, 2003 and $29.6 billion at December 31, 2002.

      Provisions for overhauls increased to $164.3 million in 2004 from $112.6 million in 2003 and $90.7 million in 2002 due to an increase in the aggregate number of hours flown on which we collect overhaul revenue and against which the provision is computed.

      In prior periods we entered into sale-leaseback transactions. Flight equipment rent related to these transactions decreased to $43.3 million in 2003, from $75.4 million in 2002 due to the maturing of two sale-leaseback transactions, one in December 2002 and one in September 2003. In addition, principal reductions, and a change in the lease rates resulting from changes in interest rates, affecting the floating rate component of the lease rates contributed to the reduction. Through a subsidiary, we had sale-leaseback transactions relating to seven aircraft as of December 31, 2003. At December 31, 2003 we consolidated the entity in accordance with FIN 46, and ceased to record rent expense starting January 1, 2004. Instead the payments were applied to interest and to pay down principal of recorded obligations of $464.2 million. As of September 30, 2004 the related leases expired and we repurchased the seven aircraft.

      In connection with a global aircraft lease transaction entered into in 2000 for a total of 14 aircraft, we acquired certain securities and assumed certain obligations of ATA. On October 26, 2004, ATA filed for bankruptcy protection and we recorded impairment losses in the amount of $28.9 million on our investment in ATA non-voting preferred stock and a $25.0 million charge for the assumed liabilities. The liability is in the form of a derivative contract, to which we became a counterparty. Future net payments made and received will be recorded in income and the derivative will be reported in the Consolidated Balance Sheet at fair value. We do not have any other material investments in airlines. See Note D of Notes to Consolidated Financial Statements.

      Selling, general and administrative expenses were $120.9 million in 2004 compared to $78.4 million in 2003 and $88.9 million in 2002. The increase in 2004 compared to 2003 is primarily due to expenses of VIEs in the amount of $20.8 and higher operational expenses in the amount of $14.8 million. The decrease in 2003 compared to 2002 is primarily due to a decrease in costs related to repossessions and re-delivery of aircraft from one lessee to another.

      The effective tax rate was 31.2% in 2004, 31.4% in 2003 and 33.4% in 2002. Our effective tax rate fluctuates primarily as a result of the effect of benefits available from state taxes, foreign taxes and benefits related to the Foreign Sales Corporation (“FSC”) and Extraterritorial Income Exclusion (“ETI”) provisions of the Internal Revenue Code. We expect our effective tax rate to rise over the next two years to a rate consistent with the “expected” statutory rate as a result of Congress passing the American Jobs Creation Act in October 2004, which repeals the corporate export tax benefits. Under the Act, ETI export tax benefits for corporations would be phased out in 2005 and 2006 and cease to exist for the year 2007.

      In 2002 and 2003 we participated in certain tax planning activities with our parent, AIG and related entities, which provided certain tax and other benefits to the AIG consolidated group. As a result of our participation in these activities, AIG shared a portion of the tax benefits of these activities attributable to us, which aggregated $245 million. We are required to repay those tax benefits to AIG in 2007 and 2009. The liability is recorded in “Tax benefit sharing payable to AIG” in the Consolidated Balance Sheet.

      We performed impairment reviews of all aircraft in our fleet as of June 30, 2004 and 2003, in accordance with SFAS 144. No impairments have been recognized related to aircraft, as the existing service potential of the aircraft in our portfolio has not been diminished. Further, we have been able to re-lease the aircraft without diminution in lease rates to an extent that would warrant an impairment write down.

      Accumulated other comprehensive income (loss) was $(9.7) million in 2004 compared to $5.4 million in 2003 and $(138.6) million in 2002 primarily due to changes in the market values of cash flow hedges and marketable securities offset by changes in foreign currency adjustments related to debt denominated in foreign currencies and designated as hedged items related to the cash flow hedges. See Note L of Notes to the Consolidated Financial Statements.

New Accounting Pronouncements

      We did not adopt any new accounting pronouncements for the year ended December 31, 2004. See Note A of Notes to Consolidated Financial Statements.

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

      We believe that statistical models alone do not provide a reliable method of monitoring and controlling market risk. While VaR models are relatively sophisticated, the quantitative market risk information generated is limited by the assumptions and parameters established in creating the related models. Therefore, such models are tools and do not substitute for the experience or judgment of senior management.

      We are exposed to market risk and the risk of loss of fair value and possible liquidity strain resulting from adverse fluctuations in interest rates and foreign exchange prices. We statistically measure the loss of fair value through the application of a VaR model on a quarterly basis. In this analysis the net fair value of our operations is determined using the financial instrument assets and other assets and liabilities. This includes tax adjusted future flight equipment lease revenues and financial instrument liabilities, which includes future servicing of current debt. The impact of current derivative positions is also taken into account.

      We calculate the VaR with respect to the net fair value by using the historical simulation methodology. This methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical information for interest rates and foreign exchange rates were used to construct the historical scenarios at December 31, 2004 and 2003. For each scenario, each financial instrument is re-priced. Scenario values for our operations are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum adverse deviation in fair market value incurred by these scenarios with 95% confidence (i.e. only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period is assumed in computing the VaR figure. The following table presents the average, high and low VaRs for our operations with respect to its fair value as of December 31, 2004 and 2003, respectively:

ILFC Market Risk

	December 31, 2004			December 31, 2003

	Average	High	Low	Average	High	Low

	(Dollars in millions)
Combined	$69.6	$86.3	$34.6	$37.7	$78.1	$7.8
Interest Rate	69.7	86.4	35.0	37.8	78.1	7.8
Currency	0.3	0.5	0.2	0.8	1.3	0.2

Item 8. Financial Statements and Supplementary Data

      The response to this Item is submitted as a separate section of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

      (a) We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to our management, including the Chairman of the Board and Chief Executive Officer and the Vice Chairman, Chief Financial Officer and Chief Accounting Officer (collectively the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Certifying Officers, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

      (b) As of the end of the period covered by this Annual Report on Form 10-K, we have carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Certifying Officers concluded that disclosure controls and procedures provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized, and reported within the periods specified by the Securities and Exchange Commission.

Variable Interest Entities

      Our consolidated financial statements for the period ended December 31, 2004, include assets in the amount of $152.4 million, liabilities in the amount of $70.9 million and a net loss of $4.1 million related to Variable Interest Entities (“VIEs”). Our assessment of disclosure controls and procedures, as described above, includes the Variable Interest Entities. Each of the VIEs has a discrete number of assets and we, as lender and guarantor to the VIEs, have been provided sufficient information to conclude that our procedures with respect to these VIEs are effective in providing reasonable assurance that the information required to be disclosed by us relating to these entities is reconciled, processed, summarized and reported within the periods specified by the Securities and Exchange Commission. However, management has been unable to assess the effectiveness of internal controls at those entities, due to our inability to dictate or modify the controls of those entities, or to assess those controls.

      (c) There have been no changes in our internal controls over financial reporting identified in connection with the evaluation referred to above that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

      None.

PART III

Item 14. Principal Accountant Fees and Services

      Aggregate fees for professional services rendered to us by PricewaterhouseCoopers LLP (“PwC”) for the years ended December 31, 2004 and 2003, were:

	2004	2003

Audit Fees(a)	$1,792,600	$1,174,380
Audit Related Fees(b)	215,400	85,990
Tax Fees(c)	473,226	731,023

Total Fees	$2,481,226	$1,991,393

(a)	Audit Fees consist of fees for professional services provided in connection with the audits of our financial statements, services rendered in connection with our registration statements filed with the Securities and Exchange Commission, the delivery of consents and the issuance of comfort letters. This also includes Sarbanes-Oxley Section 404 work performed at ILFC for AIG’s 2004 assessment.

(b)	Audit Related Fees consist of fees for consulting on various accounting issues.

(c)	Tax Fees consist of the aggregate fees for services rendered for tax compliance, tax planning and tax advice.

      AIG’s audit committee (“the audit committee”) approves all audit and non-audit services rendered by PwC. As of March 3, 2005, the audit committee had not yet approved amounts for non-audit services or for consulting and tax compliance services for the year ended December 31, 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedules

      (a)(1) and (2): Financial Statements and Financial Statement Schedule: The response to this portion of Item 15 is submitted as a separate section of this report.

      (a)(3) and (b): Exhibits: The response to this portion of Item 15 is submitted as a separate section of this report.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

FORM 10-K

Items 8, 15(a), and 15(b)

INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

      The following consolidated financial statements of the Company and its subsidiaries required to be included in Item 8 are listed below:

      The following financial statement schedule of the Company and its subsidiaries is included in Item 15(a)(2):

Schedule Number	Description	Page

II	Valuation and Qualifying Accounts	59

      All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

      The following exhibits of the Company and its subsidiaries are included in Item 15(b):

Exhibit
Number	Description

3.1	Restated Articles of Incorporation of the Company, as amended through December 9, 1992, filed November 3, 1993 (filed as an exhibit to Registration Statement No. 33-50913 and incorporated herein by reference).
3.2	Certificate of Determination of Preferences of Series A Market Auction Preferred Stock (filed December 9, 1992 as an exhibit to Registration Statement No. 33-54294 and incorporated herein by reference).
3.3	Certificate of Determination of Preferences of Series B Market Auction Preferred Stock (filed December 9, 1992 as an exhibit to Registration Statement 33-54294 and incorporated herein by reference).
3.4	Certificate of Determination of Preferences of Series C Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.5	Certificate of Determination of Preferences of Series D Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.6	Certificate of Determination of Preferences of Series E Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.7	Certificate of Determination of Preferences of Series F Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.8	Certificate of Determination of Preferences of Series G Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).
3.9	Certificate of Determination of Preferences of Series H Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).
3.10	Certificate of Determination of Preferences of Preferred Stock of the Company (filed as an exhibit to Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
3.11	By-Laws of the Company, including amendment thereto dated August 31, 1990 (filed as an exhibit to Registration Statement No. 33-37600 and incorporated herein by reference).

Exhibit
Number	Description

3.12	Unanimous Written Consent of Sole Stockholder of the Company, dated January 2, 2002, amending the By-Laws of the Company (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).
4.1	Indenture dated as of November 1, 1991, between the Company and U.S. Bank Trust National Association (successor to Continental Bank, National Association), as Trustee (filed as an exhibit to Registration Statement No. 33-43698 and incorporated herein by reference).
4.2	First supplemental indenture, dated as of November 1, 2000, to the Indenture between the Company and U.S. Bank Trust National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
4.3	Second supplemental indenture, dated as of February 28, 2001, to the Indenture between the Company and U.S. Bank Trust National Association. (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).
4.4	Third supplemental indenture, dated as of September 26, 2001, to the Indenture between the Company and U.S. Bank Trust National Association. (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).
4.5	Indenture dated as of November 1, 2000, between the Company and the Bank of New York, as Trustee (filed as an exhibit to Registration No. 33-49566 and incorporated herein by reference).
4.6	The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
4.7	First supplemental indenture, dated as of August 16, 2002 to the indenture between the Company and the Bank of New York (filed as Exhibit 4.2 to Registration Statement No. 333-100340 and incorporated herein by reference).
4.8	Fourth supplemental indenture, dated as of November 6, 2002, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
4.9	Fifth supplemental indenture, dated as of December 27, 2002, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
4.10	Sixth Supplemental Indenture, dated as of June 2, 2003, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).
4.11	Trust Indenture, dated as of March 8, 2004 between ILFC Rhino II LLC, as issuer and Deutsche Bank Trust Company Americas, as indenture trustee (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
4.12	Agency Agreement (amended and restated), dated as of May 28, 2004, between the Company, Citibank, N.A., and Dexia Banque Internationale A Luxembourg, Societe Anonyme (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).
10.1	Aircraft Facility Agreement, dated as of January 19, 1999, among the Company, Halifax PLC and the other banks listed therein providing up to $4,327,260,000 for the financing of approximately seventy-five Airbus aircraft (filed as an exhibit to Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.2	Revolving Credit Agreement, dated as of March 8, 2004, among ILFC Rhino II LLC, Citicorp North America Inc., in its individual capacity and as administrative agent, and the other financial institutions listed therein providing up to $500,000,000 (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
10.3	Guaranty, dated as of March 8, 2004, by the Company, as guarantor, in favor of Citicorp North America Inc., as guarantied party (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

Exhibit
Number	Description

10.4	Security Trust Agreement, dated as of March 8, 2004, among ILFC Rhino I LLC, ILFC Rhino II LLC and the additional grantors named therein, as grantors, the Company, as servicer, Deutsche Bank Trust Company Americas, as indenture trustee, Citicorp North America Inc., as security trustee and credit facility agent, and Citibank N.A., as the operating bank (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
10.5	Aircraft Facility Agreement, dated as of May 18, 2004, among Whitney Leasing Limited, as borrower, the Company, as guarantor and the Bank of Scotland and the other banks listed therein providing up to $2,643,550,000 (plus related premiums) for the financing of aircraft (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).
10.6	$4,000,000,000 364-Day Revolving Credit Agreement, dated as of October 15, 2004, among the Company, CitiCorp USA, Inc., as Administrative Agent, and the other financial institutions listed therein.
10.7	$2,000,000,000 Five-Year Revolving Credit Agreement, dated as of October 15, 2004, among the Company, CitiCorp USA, Inc., as Administrative Agent, and the other financial institutions listed therein.
12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.
23	Consent of PricewaterhouseCoopers LLP, dated March , 2005.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman of the Board and Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice Chairman, Chief Financial Officer and Chief Accounting Officer.
32.1	Certification under 18 U.S.C., Section 1350.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Shareholders and Board of Directors

International Lease Finance Corporation
Los Angeles, California:

      In our opinion, the accompanying consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) on page 30 present fairly, in all material respects, the financial position of International Lease Finance Corporation and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2004 listed in the accompanying index appearing under Item 15(a)(2) on page 30 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note A to the consolidated financial statements, on December 31, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 46R “Consolidation of Variable Interest Entities.”

PricewaterhouseCoopers LLP

Los Angeles, California
March 4, 2005

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	December 31,

	2004	2003

ASSETS
Cash, including interest bearing accounts of $101,137 (2004) and $90,612 (2003)	$101,653	$90,780
Current income taxes	19,522	—
Notes receivable	212,273	146,707
Net investment in finance leases	307,466	303,373
Flight equipment under operating leases	37,380,712	34,034,724
Less accumulated depreciation	6,300,071	5,370,706

	31,080,641	28,664,018
Deposits on flight equipment purchases	1,250,168	1,255,074
Accrued interest, other receivables and other assets	119,415	233,125
Derivative assets	1,210,908	746,013
Investments	22,979	49,636
Variable interest entities assets	152,417	164,481
Deferred debt issue costs — less accumulated amortization of $77,112 (2004) and $63,847 (2003)	59,666	51,865

	$34,537,108	$31,705,072

Accrued interest and other payables	$264,276	$243,989
Current income taxes	—	5,038
Tax benefit sharing payable to AIG	245,000	—
Debt financing, net of deferred debt discount of $29,502 (2004) and $24,321 (2003)	23,136,016	21,245,267
Foreign currency adjustment	1,215,809	697,435
Derivative liabilities	38,810	57,187
Capital lease obligations	39,580	143,254
Synthetic lease obligations	—	464,222
Security and other deposits on flight equipment	876,590	843,914
Rentals received in advance	160,878	146,871
Deferred income taxes	2,825,661	2,562,568
Variable interest entities liabilities	70,886	79,211
Commitments and contingencies — Note K
SHAREHOLDERS’ EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B (2004 and 2003), each series having 500 shares issued and outstanding	100,000	100,000
Common stock — no par value; 100,000,000 authorized shares, 42,198,119 shares (2004 and 2003) issued and outstanding	653,582	653,582
Paid-in capital	579,955	579,955
Accumulated other comprehensive income (loss)	(9,650)	5,442
Retained earnings	4,339,715	3,877,137

Total shareholders’ equity	5,663,602	5,216,116

	$34,537,108	$31,705,072

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands)

	Years Ended December 31,

	2004	2003	2002

REVENUES:
Rental of flight equipment	$3,079,825	$2,941,096	$2,677,876
Flight equipment marketing	76,356	46,435	66,315
Flight equipment marketing — securitization	25,295	17,886	—
Interest and other	111,910	48,516	104,718

	3,293,386	3,053,933	2,848,909
EXPENSES:
Interest	965,167	944,580	846,353
Depreciation of flight equipment	1,259,223	1,124,778	954,246
Provision for overhauls	164,322	112,581	90,763
Flight equipment rent	—	43,314	75,372
Losses related to customer bankruptcy	53,926	—	—
Selling, general and administrative	120,942	78,412	88,872

	2,563,580	2,303,665	2,055,606

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	729,806	750,268	793,303
Provision for income taxes	227,902	235,361	264,779

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	501,904	514,907	528,524
Cumulative effect of accounting change (net of tax)	—	(8,642)	—

NET INCOME	$501,904	$506,265	$528,524

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Market Auction
	Preferred Stock		Preferred Stock		Common Stock			Accumulated
								Other
	Number of		Number of		Number of		Paid-in	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Total

Balance at December 31, 2001	1,500	$150,000	40	$400,000	35,818,122	$3,582	$579,955	$(50,629)	$2,940,883	$4,023,791
Repurchase of preferred stock	(500)	(50,000)								(50,000)
Cancellation of preferred stock			(40)	(400,000)						(400,000)
Issuance of common stock					6,379,997	650,000				650,000
Common stock dividends									(26,000)	(26,000)
Preferred stock dividends									(19,645)	(19,645)
Comprehensive Income:
Net income									528,524	528,524
Other comprehensive income:
Foreign currency adjustment (net of tax of $(98,285))								(182,530)		(182,530)
Cash flow derivative transactions (net of tax of $50,905)								94,539		94,539

Comprehensive Income										440,533

Balance at December 31, 2002	1,000	100,000	—	—	42,198,119	653,582	579,955	(138,620)	3,423,762	4,618,679
Common stock dividends									(49,000)	(49,000)
Preferred stock dividends									(3,890)	(3,890)
Comprehensive Income:
Net income									506,265	506,265
Other comprehensive income:
Foreign currency adjustment (net of tax of $(102,029))								(189,482)		(189,482)
Cash flow derivative transactions (net of tax of $179,601)								333,544		333,544

Comprehensive Income										650,327

Balance at December 31, 2003	1,000	100,000	—	—	42,198,119	653,582	579,955	5,442	3,877,137	5,216,116

Common stock dividends									(35,500)	(35,500)
Preferred stock dividends									(3,826)	(3,826)
Comprehensive Income:
Net income									501,904	501,904
Other comprehensive income:
Foreign currency adjustment (net of tax of $(92,956))								(172,633)		(172,633)
Cash flow derivative transactions (net of tax of $83,286)								154,675		154,675
Change in unrealized appreciation securities available- for-sale (net of tax of $1,543)								2,866		2,866

Comprehensive Income										486,812

Balance at December 31, 2004	1,000	$100,000	—	$—	42,198,119	$653,582	$579,955	$(9,650)	$4,339,715	$5,663,602

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,

	2004	2003	2002

OPERATING ACTIVITIES:
Net income	$501,904	$506,265	$528,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	1,259,223	1,124,778	954,246
Deferred income taxes	271,220	234,682	434,283
Foreign exchange adjustment of Euro denominated cash	(7,461)	—	—
Foreign exchange adjustment of non-US $ denominated debt	252,785	141,045	357,009
Change in derivative instruments	(251,177)	(141,139)	(361,447)
Amortization of deferred debt issue costs	26,162	36,645	15,709
Losses related to customer bankruptcy	53,926	—	—
Other	978	(384)	465
Changes in operating assets and liabilities:
(Increase) decrease in notes receivable	(32,104)	46,483	(56,706)
Change in unamortized debt discount	(5,181)	7,607	(23,020)
Decrease (increase) in accrued interest, other receivables and other assets	126,963	(182,508)	(33,146)
(Decrease) increase in accrued interest and other payables	(7,197)	106,639	2,001
Decrease (increase) in current income taxes	(24,560)	184,068	(19,619)
Increase in tax benefit sharing payable to AIG	245,000	—	—
Increase in rentals received in advance	14,007	17,627	14,370

Net cash provided by operating activities	2,424,488	2,081,808	1,812,669

INVESTING ACTIVITIES:
Acquisition of flight equipment for operating leases	(5,007,201)	(5,053,712)	(5,420,761)
Acquisition of flight equipment for finance leases	(43,247)	(165,202)	(12,886)
Decrease (increase) in deposits and progress payments	4,906	(97,210)	163,835
Proceeds from disposal of flight equipment — net of gain	1,355,422	953,897	173,152
Advance on notes receivable	(80,750)	(30,198)	—
Collections on notes receivable	46,793	42,570	57,547
Collections on finance and sales-type leases (net of income amortized)	14,393	13,670	8,540
Other	1,188	1,432	916

Net cash used in investing activities	(3,708,496)	(4,334,753)	(5,029,657)

FINANCING ACTIVITIES:
Issuance of common stock	—	—	250,000
Repurchase of preferred stock	—	—	(50,000)
Net change in commercial paper	1,099,290	(2,642,547)	716,639
Proceeds from debt financing	4,311,742	8,654,736	5,736,325
Payments in reduction of debt financing and capital lease obligations	(4,082,998)	(3,608,543)	(3,285,221)
Debt issue costs	(33,964)	(52,939)	(16,284)
Payment of common and preferred dividends	(39,326)	(52,892)	(45,645)
Increase (decrease) in customer deposits	32,676	(20,139)	(102,160)

Net cash provided by financing activities	1,287,420	2,277,676	3,203,654

Effect of exchange rate changes on cash	7,461	—	—
Net increase (decrease) in cash	10,873	24,731	(13,334)
Cash at beginning of year	90,780	66,049	79,383

Cash at end of year	$101,653	$90,780	$66,049

(Table continued on next page)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	Years Ended December 31,

	2004	2003	2002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest (net of amount capitalized $48,390 (2004), $49,679 (2003) and $58,274 (2002))	$945,991	$926,274	$827,280
Income taxes, net	(263,757)	(189,690)	(149,885)

2004:
One aircraft was received for investment in finance leases and notes receivables in the amount of $23,456.
Notes in the amount of $2,700 were received as partial payment in exchange for flight equipment sold with a net book value of $30,000.
A note in the amount of $4,500 was used towards a purchase of an aircraft.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note A — Summary of Significant Accounting Policies

      Organization: International Lease Finance Corporation (the “Company,” “management,” “we,” “our,” “us”) is primarily engaged in the acquisition of new commercial jet aircraft and the leasing of those aircraft to airlines throughout the world. In addition to our leasing activity, we regularly sell aircraft from our leased aircraft fleet and aircraft owned by others to third party lessors and airlines and in some cases provide fleet management services to these buyers. In terms of the number and value of transactions concluded, we are a major owner-lessor of commercial jet aircraft.

      Parent Company: International Lease Finance Corporation is an indirect wholly owned subsidiary of American International Group, Inc. (“AIG”). AIG is a holding company which through its subsidiaries is primarily engaged in a broad range of insurance and insurance-related activities in the United States and abroad. AIG’s primary activities include both general and life insurance and retirement services operations. Other significant activities include financial services and asset management.

      Principles of Consolidation: The accompanying consolidated financial statements include our accounts and our wholly owned subsidiaries and certain variable interest entities, for which we are the primary beneficiary. Investments of less than 20% in other entities are carried at cost. Investments of between 20% and 50% in other entities are carried under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

      Intercompany Allocations and Fees: We are party to cost sharing agreements with AIG. Generally, these agreements provide for the allocation of corporate costs based upon a proportional allocation of costs to all subsidiaries. These charges aggregated $3,029 (2004), $1,458 (2003) and $1,198 (2002) and include, but are not limited to pension costs, certain senior management compensation, and costs of various corporate services. We also pay AIG a fee related to management services provided for certain of our foreign subsidiaries. The fees aggregated $550 (2004), $542 (2003) and $387 (2002). We earned management fees from two trusts consolidated by AIG for the management of aircraft we have sold to the trusts. These management fees aggregated $10,200 (2004) and $1,300 (2003). Accrued interest, other receivables and other assets included $1,600 (2004) related to the management of those aircraft and $69,149 (2003) related to two aircraft that were not novated at December 31, 2003.

      Lease Revenue: We, as lessor, lease flight equipment principally under operating leases and report rental income ratably over the life of the lease. The difference between the rental income recorded and the cash received under the provisions of the lease is included in “Accrued interest, other receivables, and other assets” on the Consolidated Balance Sheets. Past-due rentals are recognized on the basis of management’s assessment of collectibility. In certain cases, leases provide for additional rentals based on usage. The usage may be calculated based on hourly usage or on the number of cycles operated, depending on the lease contract. A cycle is defined as one take-off and landing. The lessee typically reports the usage to us monthly.

      Rentals received, but unearned under the lease agreements are recorded in “Rentals received in advance” on the Consolidated Balance Sheets until earned.

      Costs related to reconfiguration of the aircraft cabin and other lessee specific modifications are capitalized as pre-paid lease cost and amortized over the life of the lease.

      Flight Equipment Marketing: We market flight equipment both on our behalf and on behalf of independent third parties. Marketing revenues include all revenues from such operations consisting of net gains on sales of flight equipment and commissions. We recognize gains on sales when flight equipment is sold and the risk of ownership of the equipment is passed to the new owner.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note A — Summary of Significant Accounting Policies (Continued)

      Provision for Overhauls: Under the provisions of many leases, we receive overhaul rentals based on the usage of the aircraft. For certain airframe and engine overhauls, we reimburse the lessee for costs incurred up to, but not exceeding, related overhaul rentals that the lessee has paid to us for usage of the aircraft.

      Overhaul rentals are included under the caption “Rental of flight equipment” in the Consolidated Statements of Income. We provide a charge to operations for reimbursements at the time the lessee pays the overhaul rentals based on overhaul rentals received and the estimated reimbursements during the life of the lease. Management periodically evaluates the reserve for these reimbursements and the reimbursement rate, and adjusts the provision for overhauls accordingly.

      Cash: Cash includes cash on hand and time deposits. Cash balances held in euros are marked to spot at the balance sheet date. Foreign currency transaction gains or losses are recognized in the period incurred and are included in “Interest and other” or “Selling, general and administrative” on the Consolidated Statements of Income.

      Flight Equipment: Flight equipment under operating leases is stated at cost. Purchases, major additions and modifications and capitalized interest are capitalized. The lessee provides and pays for normal maintenance and repairs, airframe and engine overhauls, and compliance with return conditions of flight equipment on lease.

      We generally depreciate aircraft, including aircraft acquired under capital leases, using the straight-line method over a 25 year life from the date of manufacture to a 15% residual value. When an aircraft is out of production management evaluates the aircraft types and depreciates the aircraft using the straight line method over a 25 year life from the date of manufacture to an established residual value for each aircraft type.

      At the time assets are retired or sold the cost and accumulated depreciation are removed from the related accounts and the difference, net of proceeds, is recorded as a gain or loss.

      Management is very active in the airline industry and remains current on issues affecting our fleet, including events and circumstances that may affect impairment of aircraft values (e.g. residual values, useful life, current and future revenue generating capacity). Management evaluates aircraft in the fleet, as necessary, based on these events and circumstances in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of future revenues and other factors which involve some amount of uncertainty.

      Capitalized Interest: We borrow funds to finance progress payments for the construction of flight equipment ordered. We capitalize interest incurred on such borrowings. This amount is calculated using our composite borrowing rate and is included in the cost of the flight equipment.

      Deferred Debt Issue Costs: We incur debt issue costs in connection with debt financing. Those costs are deferred and amortized over the life of the debt using the interest method and charged to interest expense.

      Derivative Financial Instruments: In the normal course of business, we utilize derivative financial instruments to manage our exposure to interest rate risks and foreign currency risks. We account for derivatives in accordance with SFAS No. 133 “Accounting for Derivatives and Hedging Activities”. All derivatives are recognized on the balance sheet at their fair value. On the date that we enter into a derivative contract, we designate the derivative as (1) a hedge of (a) the fair value of a recognized asset or liability or

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note A — Summary of Significant Accounting Policies (Continued)

(b) an unrecognized firm commitment (a “fair value” hedge); (2) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge); or (3) a foreign-currency fair value or cash flow hedge (a “foreign currency” hedge). Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in accumulated other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g. until periodic settlements of the variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a foreign currency hedge are recorded in either current-period earnings or other accumulated comprehensive income, depending on whether the hedging relationship satisfies the criteria for a fair value or cash flow hedge, respectively. Changes in the fair value of derivative financial instruments that did not qualify for hedge treatment under SFAS 133 are reported in current-period earnings.

      We formally document all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions. This includes linking all derivatives that are designated as fair value, cash flow, or foreign currency hedges to specific assets or liabilities on the balance sheet. We also assess (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flow of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, we discontinue hedge accounting prospectively, as discussed below.

      We discontinue hedge accounting prospectively when (1) we determine that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; or (3) management determines that designating the derivative as a hedging instrument is no longer appropriate.

      In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings. At December 31, 2004, we had foreign exchange hedges which ceased to be effective under SFAS 133. We entered into these derivatives to hedge the foreign exchange exposure of our Euro denominated and Yen denominated floating rate debt. Credits in the amount of $381.6 million is included in “Interest” on the Consolidated Statements of Income. This is offset with a mark to spot at the foreign currency denominated debt in the amount of $374.9 million.

      Marketable Securities: We classify our investments in marketable securities as “available-for-sale” in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Available-for-sale securities are carried at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income. Unrealized losses considered to be “other-than-temporary” are recognized currently in earnings.

      Variable Interest Entities: We consolidate variable interest entities in accordance with FIN 46R. The variable interest entities that we consolidate consist of ten entities, to which we have sold aircraft and we have determined we are the primary beneficiary. The entities are owned by third parties and we provided financing or guaranteed third party financing to those entities. Each of the entities owns one aircraft each. The financing

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note A — Summary of Significant Accounting Policies (Continued)

agreements are collateralized by the aircraft. Assets in the amount of $152.4 million (2004) and $164.5 million (2003) and liabilities in the amount of $70.9 million (2004) and $79.2 million (2003) are included in our Consolidated Balance Sheets and losses (gains) in the amounts of $4.1 million (2004), ($0.1) million (2003) and $0 (2002) are included in our Consolidated Statements of Income. At December 31, 2003, when we adopted FIN 46R, we recorded an $11.0 million after-tax charge as a cumulative effect of an accounting charge related to these entities. In addition, the adoption of FIN 46R required us to consolidated synthetic lease transactions related to seven aircraft. We recorded flight equipment of $462.7 million, synthetic lease obligation of $464.2 million, a net decrease in other liabilities of $3.9 million and an after-tax gain of $2.4 million as a cumulative effect of an accounting change in 2003 related to the synthetic lease transactions. At December 31, 2004 these transactions had expired and we had bought back the seven aircraft.

      Other Comprehensive Income (Loss): We report comprehensive income or loss in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Our other comprehensive income (loss) reported in shareholders’ equity as Accumulated other comprehensive income (loss) consists of adjustments of debt denominated in a foreign currency, translated into U.S. dollars using the current exchange rates, the gains and losses associated with changes in fair value of derivatives designated as cash flow hedges in accordance with SFAS 133 and unrealized gains on marketable securities classified as “available-for-sale.”

      Guarantees: We account for guarantees in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” The fair value of guarantees entered into after December 31, 2002 are included in “Accrued interest and other payables” on the 2004 and 2003 Consolidated Balance Sheets.

      Income Taxes: The Company and its U.S. subsidiaries are included in the consolidated federal income tax return of AIG. The provision for federal income taxes is calculated, generally on a separate return basis adjusted to give recognition to the effects of net operating losses, foreign tax credits and the benefit of the Foreign Sales Corporation (“FSC”) and Extraterritorial Income Exclusion (“ETI”) provisions of the Internal Revenue Code to the extent they are currently realizable in AIG’s consolidated return. Income tax payments are made pursuant to a tax payment allocation agreement whereby AIG credits or charges us for the corresponding increase or decrease (not to exceed the separate return basis calculation) in AIG’s current taxes resulting from our inclusion in AIG’s consolidated tax return. Intercompany payments are made when such taxes are due or tax benefits are realized by AIG.

      The Company and its U.S. subsidiaries are included in the combined state unitary tax returns of AIG, including California. We also file separate returns in certain other states, as required. The provision for state income taxes is calculated, generally on a separate return basis giving effect to the AIG unitary rate and credits and charges allocated to us by AIG, based upon the combined filings and the resultant current tax payable.

      The deferred tax liability is determined based on the difference between the financial statement and tax basis of assets and liabilities and is measured at the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is determined by the change in the liability for deferred taxes (“Liability Method”). Current income taxes on the balance sheet principally represent amounts receivable or payable from/to AIG under the tax sharing agreements.

      Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note A — Summary of Significant Accounting Policies (Continued)

that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Reclassifications: Certain amounts have been reclassified in the 2003 and 2002 financial statements to conform to our 2004 presentation.

      New Accounting Pronouncement: In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment”. This standard is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123R requires all share-based payments to employees, including grants of employee stock options to be recognized in the financial statements based on their fair values. The cost will be recognized over the period during which an employee is required to provide service in exchange for the options. SFAS 123R, is effective for nonpublic entities the first interim or annual reporting period that begins after December 15, 2005. We participate in AIG’s, share-based payment programs. SFAS 123R is effective for the quarter beginning July 1, 2005 for AIG and they will allocate our share of the calculated costs to us. We estimate the impact on our Consolidated Statement of Income for the year ending December 31, 2005 to be $896.

Note B — Notes Receivable

      Notes receivable are primarily from the sale of and collateralized by flight equipment and are summarized as follows:

	2004	2003

Fixed rate notes receivable due in varying installments to 2025:
Below 6.00%	$150,927	$74,490
6% to 7.99%	25,092	30,522
8% to 9.99%	36,254	41,695

	$212,273	$146,707

      Included above are notes receivable of $33,643 (2004) and $31,582 (2003) representing restructured lease payments.

      At December 31, 2004, the minimum future payments on notes receivable are as follows:

2005	$31,721
2006	21,706
2007	83,590
2008	21,415
2009	8,244
Thereafter	45,597

$212,273

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note C — Net Investment in Finance Leases

      The following lists the components of the net investment in finance leases:

	2004	2003

Total lease payments to be received	$406,112	$425,920
Estimated residual values of leased flight equipment (unguaranteed)	132,558	115,259
Less: Unearned income	(231,204)	(237,806)

Net investment in finance leases	$307,466	$303,373

      At December 31, 2004, minimum future lease payments on finance leases are as follows:

2005	$31,904
2006	31,904
2007	31,904
2008	31,904
2009	31,904
Thereafter	246,592

Total minimum lease payments to be received	$406,112

Note D — Investments

      Investments consist of the following:

	2004	2003

Available-for-sale securities:
Cost basis of marketable securities	$4,814	$4,975
Gross unrealized gains	4,409	—
Gross unrealized losses	—	—

Fair Value	9,223	4,975
Cost and equity method investments:
ATA Airlines	1,100	30,000
21937, LLC	7,500	8,689
ILTU Ireland	5,169	5,957
Other investments, at cost including negative equity investment in VIEs	(13)	15

	$22,979	$49,636

Marketable Securities

     Available for Sale Securities:

      Our investments in marketable securities are classified as available-for-sale. These investments are stated at fair value with any unrealized holding gains or losses, net of tax, included in Other comprehensive income (loss) until realized. Unrealized losses are charged against net income when a decline in value is determined to be other than temporary. The determination that a security has incurred an other-than temporary decline in value and the amount of any loss recognition requires management’s judgement and continual review of our investments. We recorded $661 (2004), $0 (2003) and $4,807 (2002) of charges for other-than-temporary declines.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note D — Investments (Continued)

Other Equity Investments

     Cost Method:

      We recorded impairment losses of $28,900 in our investment in ATA Airlines (“ATA”) non-voting preferred stock after ATA filed for bankruptcy on October 26, 2004 to reduce the carrying value to an estimated realizable value. The securities are not publicly traded and were carried at cost until the impairment was recorded.

  Equity Method:

      In 2001, we contributed an aircraft with a net book value of $11,372 for a 99% interest in 21937, LLC, a joint venture that leases the aircraft to a third party. This investment is not consolidated due to our lack of effective control in the joint venture.

      In 2000, we invested $5,000 for a 50% interest in ILTU Ireland (“ILTU”), an Irish corporation. ILTU presently owns one Boeing 767-300 on lease to an airline. We have guaranteed a loan from a related party to ILTU (See Note K of Notes to Consolidated Financial Statements).

Note E — Debt Financing and Capital Lease Obligations

      Debt financing and capital lease obligations are comprised of the following:

	2004	2003

Commercial Paper	$2,675,247	$1,575,957
Public Term Debt with Single Maturities	11,544,575	10,663,275
Public Medium-Term Notes with Varying Maturities	5,972,171	5,960,236
Bank Term Debt	2,973,525	3,070,120
Capital Lease Obligations	39,580	143,254
Synthetic Lease Obligations	—	464,222
Less: Deferred Debt Discount	(29,502)	(24,321)

	$23,175,596	$21,852,743

      The above amounts represent the anticipated settlement of our outstanding debt obligations. Certain adjustments required to present currently outstanding debt obligations have been recorded and presented separately on the face of the balance sheet, including adjustments related to foreign currency and interest rate hedging activities.

  Commercial Paper

      We have a $4.8 billion Commercial Paper Program. Under this program, we may borrow in minimum increments of $100 thousand for a period from one day to 270 days. The weighted average interest rate of our outstanding commercial paper was 2.34%, 1.07% and 1.46% at December 31, 2004, 2003 and 2002 respectively.

  Bank Commitments

      As of December 31, 2004, we had committed revolving credit agreements with 30 banks aggregating $6.0 billion, including a $2.0 billion five-year tranche that expires in October of 2009 and a $4.0 billion 364-day tranche that expires in October of 2005, with a one-year term out option. These revolving loans and

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note E — Debt Financing and Capital Lease Obligations (Continued)

lines of credit principally provide for interest rates that vary according to the pricing option in effect at the time of borrowing. Pricing options include prime, a range from ..25% over LIBOR to .45% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The revolving loans and lines of credit are subject to facility fees of up to .10% of amounts available. These facilities are used primarily as backup for maturing debt and other obligations. We expect to replace or extend these credit agreements on or prior to their expiration dates. We had not drawn any funds under our committed revolving loans and lines of credit at December 31, 2004 and 2003, respectively.

  Public Debt

      As of December 31, 2004, we had two effective U.S. shelf registration statements and a Euro Note Programme:

	Maximum		Sold as of
	Offering		December 31, 2004

Registration statement dated December 20, 2002 (including $2.88 billion Medium-Term Note program and $1.0 billion Retail Medium-Term Note Program)	$6,080,000	(a)	$5,593,000
Registration statement dated December 28, 2004 (including $2.0 billion Medium-Term Note program)	7,045,000	(b)	—
Euro Medium-Term Note Programme dated May 2004(c)(d)	7,000,000		4,475,000

(a)	Includes $1.08 billion, which was incorporated into the registration statement from a prior registration statement, increasing the maximum offering from $5.0 billion to $6.08 billion.

(b)	Includes $2.045 billion, which was incorporated into the registration statement from a prior registration statement, increasing the maximum offering from $5.0 billion to $7.045 billion.

(c)	We have hedged the foreign currency risk of the notes through operating lease payments or derivatives.

(d)	This is a perpetual program. As a bond issue matures, the principal amount of that bond becomes available for new issuances under the program.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note E — Debt Financing and Capital Lease Obligations (Continued)

  Public Term Debt with Single Maturities

      We have issued the following Notes which provide for a single principal payment at maturity and cannot be redeemed prior to maturity:

	Initial
	Term	2004	2003

Floating Rate Notes due February 13, 2004 (swapped to 5.586%)	3 years		$300,000
Floating Rate Notes due April 1, 2004 (swapped to 5.48%)	3 years		250,000
5.25% Notes due May 3, 2004	3 years		200,000
5 1/8% Notes due August 1, 2004	3 years		300,000
Floating Rate Notes due October 18, 2004 (swapped to 3.315%)	3 years		150,000
8 3/8% Notes due December 15, 2004	10 years		100,000
Floating Rate Notes due January 13, 2005	2 years	$625,000	625,000
4.375% Notes due December 15, 2005	3 years	160,000	160,000
2.95% Notes due May 23, 2006	3 years	325,000	325,000
5.75% Notes due October 15, 2006	5 years	700,000	700,000
5.75% Notes due February 15, 2007	5 years	500,000	500,000
5.625% Notes due June 1, 2007	5 years	900,000	900,000
3.75% Notes due Aug 1, 2007	4 years	250,000	250,000
5.491% Notes due November 30, 2007	5 years	110,000	110,000
4.75% Notes due February 15, 2008	5 years	250,000	250,000
4.50% Notes due May 1, 2008	5 years	400,000	400,000
4.35% Notes due September 15, 2008	5 years	400,000	400,000
6 3/8% Notes due March 15, 2009	7 years	750,000	750,000
3.50% Notes due April 1, 2009	5 years	600,000
4.75% Notes due July 1, 2009	5 years	500,000
5.875% Notes due May 13, 2013	10 years	600,000	600,000
Foreign Currency Denominated Medium Term Notes:
4.125% Euro Notes due July 12, 2004 (partially swapped to US$ at 6.375%)	5 years		563,450
4.00% Euro Notes due April 25, 2005 (swapped to US$ at 5.4714%)	3 years	666,375	666,375
Floating Rate Euro Notes due June 26, 2006 (swapped to US$)	3 years	702,600	702,600
6.00% Euro Notes due October 24, 2007 (partially swapped to US$ at 6.398%)	5 years	444,250	444,250
4.125% Euro Notes due October 9, 2008 (swapped to US$ at 4.225%)	5 years	584,900	584,900
Floating Rate Euro Notes due November 12, 2008 (swapped to US$)	5.5 years	912,750
6.625% Sterling Notes due December 7, 2009 (swapped to US$ at 6.9326%)	7 years	431,700	431,700
Floating Rate Euro Notes due July 6, 2010 (swapped to US$)	6 years	732,000

		$11,544,575	$10,663,275

      We have a Euro Medium-Term Note Program for $7.0 billion, under which $4.475 billion (€3.7 billion and £300 million) in notes were outstanding at December 31, 2004. The program is perpetual. As a bond issue matures, the principal amount of that bond becomes available for new issuances under the program. We have eliminated the currency exposure arising from the notes by either hedging the notes through swaps or through the offset provided by operating lease payments denominated in Euros. We translate the debt into U.S. Dollars using current exchange rates. The foreign exchange adjustment for the foreign currency denominated notes was $1,215,809 (2004) and $697,435 (2003).

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note E — Debt Financing and Capital Lease Obligations (Continued)

  Public Medium-Term Notes with Varying Maturities

      At December 31, 2004 our Medium-Term Notes bear interest at rates varying between 2.25% and 8.26%, with maturities from 2005 through 2011. The Medium-Term Notes provide for a single principal payment at the maturity of the respective note and cannot be redeemed prior to maturity.

  Bank Term Debt

      In January 1999, we entered into an Export Credit Facility for up to a maximum of $4.3 billion, for up to 75 aircraft to be delivered from 1999 through 2001. We had the right, but were not required, to use the facility to fund 85% of each aircraft’s purchase price. This facility is guaranteed by various European Export Credit Agencies. The interest rates varies from 5.753% to 5.898% depending on the delivery date of the aircraft. At December 31, 2004, we had financed 62 aircraft using $2.8 billion and had $1.5 billion outstanding debt under this facility. We have collateralized the debt by a pledge of the shares of a subsidiary which holds title to the aircraft financed under this facility. The flight equipment associated with the obligations, included in “Flight equipment under operating leases” on the Consolidated Balance Sheets, had a net book value of $2.9 billion (2004) and $3.0 billion (2003).

      During 2003, we entered into various bank financings for a total funded amount of $1.3 billion. The financings mature through 2009. One tranche of one of the loans totaling $410 million was funded in Japanese yen and swapped to U.S. Dollars. The interest rates are LIBOR based with spreads ranging from 0.375% to 1.625% at December 31, 2004.

      In May 2004, we entered into an Export Credit Facility for up to a maximum of $2.64 billion, for Airbus aircraft to be delivered in 2004 and 2005. The facility will be used to fund 85% of each aircraft’s purchase price. This facility becomes available as the various European Export Credit Agencies provide their guarantees for aircraft based on a six-month forward-looking calendar. The financing is for a ten-year fully amortizing loan per aircraft at an interest rate determined through a bid process. We have collateralized the debt by a pledge of the shares of a subsidiary which holds title to the aircraft financed under this facility. At December 31, 2004, $201.6 million was outstanding under this facility.

  Capital Lease Obligations

      Our capital lease obligations provide 10 year, fully amortizing debt in two interest rate tranches. The first 62.5% of the original debt is at a fixed rate of 6.55%. The second 22.5% of the original debt is at fixed rates varying between 6.18% and 6.89%. These two tranches are guaranteed by various European Export Credit Agencies. We prepaid the remaining 15% of the original financed amount. The remaining outstanding debt matures through 2005. The flight equipment associated with the obligations, and included in “Flight equipment under operating leases” on the Consolidated Balance Sheets, had a net book value of $507,270 (2004) and $824,436 (2003).

      The following is a schedule by years of future minimum lease payments under capitalized leases together with the present value of the net minimum lease payments as of December 31, 2004:

2005	$40,896

Total minimum lease payments	40,896
Less amount representing interest	(1,316)

Present value of net minimum lease payments	$39,580

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note E — Debt Financing and Capital Lease Obligations (Continued)

  Synthetic Lease Obligations

      In 1997, through a subsidiary, we had entered into sale-leaseback transactions providing us proceeds in the amount of $601.9 million relating to seven aircraft. The transactions resulted in the sale and leaseback of these aircraft under one year operating leases with six one year extension options for a total of seven years for each aircraft. We have not recorded any gains related to the transactions. We had the option to either buy back the aircraft or redeliver the aircraft for a fee to the lessor at the end of any lease period. The lease rates equated to fixed principal amortization and floating interest payments based on LIBOR or commercial paper pricing. We consolidated the transaction at December 31, 2003 in accordance with FIN 46 and amortized the principal portion of the debt with the lease payments during 2004. At December 31, 2004 all leases had expired and we had bought back the remaining seven aircraft.

      Maturities of debt financing and capital lease obligations (excluding commercial paper and deferred debt discount) at December 31, 2004 are as follows:

2005	$3,808,602
2006	3,680,568
2007	3,575,952
2008	3,764,930
2009	3,666,965
Thereafter	2,032,834

$20,529,851

  Other

      Under the most restrictive provisions of the related borrowings, consolidated retained earnings at December 31, 2004, in the amount of $1.6 billion, are unrestricted as to payment of dividends based on consolidated tangible net worth requirements.

See Note L — Financial Instruments.

      We have entered into various debt and derivative transactions with AIG Financial Products Corporation (“AIGFP”), a related party. We executed $1,780,582 and $1,897,500 notional amount of derivative instruments with AIGFP during 2004 and 2003, respectively.

Note F — Shareholders’ Equity

  Preferred Stock

      Our certificate of incorporation, as amended, provides for up to 20,000,000 shares of preferred stock that may be issued in one or more series and with such stated value and terms as may be determined by the Board of Directors.

  Series A Preferred Stock

      In December 2001, we issued 40 shares of Series A preferred shares with a liquidation value of $10 million per share. AIG, as holder of the Series A Preferred Stock, was entitled to quarterly dividends at a rate of 5% per annum. The Series A Preferred Stock was nonconvertible, and was redeemable at our option. In September 2002, pursuant to an agreement with the holder, we cancelled the outstanding shares of Series A preferred shares. We issued 3,951,398 shares of Common Stock for the value of the cancelled Series A preferred shares.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note F — Shareholders’ Equity (Continued)

  Market Auction Preferred Stock

      The Market Auction Preferred Stock (“MAPS”) have a liquidation value of $100 thousand per share and are not convertible. The dividend rate, other than the initial rate, for each dividend period for each series is reset approximately every 7 weeks (49 days) on the basis of orders placed in an auction. We repurchased Series C, D, F, G and H of the MAPS in the fourth quarter of 2001 and Series E in the first and second quarters of 2002. We paid the liquidation values for the shares and no gain or loss was recognized. During 2001 we extended the Series A MAPS to 5 years at a dividend rate of 5.90%. At December 31, 2004, the dividend rate for Series B MAPS was 1.87%.

  Common Stock

      On September 24, 2002, we issued 3,951,398 shares of Common Stock to AIG in exchange for the value of the cancelled Series A preferred shares. On December 4, 2002, the Company issued and sold 2,428,599 shares of Common Stock to AIG for proceeds of $250,000.

  Other Comprehensive Income

      Other Comprehensive Income consists of fair value adjustments of cash flow derivative instruments, translation of liabilities denominated in a foreign currency and unrealized gains on marketable securities classified as “available-for-sale.” The debt was translated into U.S. Dollars using the current exchange rate. The cash flow derivatives were adjusted using market values obtained from a related party broker-dealer. The marketable securities were adjusted using quoted market prices.

Note G — Rental Income

      Minimum future rentals on non-cancelable operating leases and subleases of flight equipment which have been delivered at December 31, 2004 are as follows:

Year Ended

2005	$2,816,688
2006	2,474,193
2007	2,085,109
2008	1,672,169
2009	1,291,742
Thereafter	3,066,060

$13,405,961

      Additional rentals we earned based on the lessees’ usage aggregated $360,997 (2004), $289,405 (2003), and $249,503 (2002). Flight equipment is leased, under operating leases, with remaining terms ranging from one to 17 years.

Note H — Flight Equipment Rent and Off Balance Sheet Arrangements

      During 1995, 1996 and 1997, through subsidiaries, we entered into sale-leaseback transactions providing proceeds to us in the amounts of $412,626, $507,600 and $601,860, respectively, each relating to seven aircraft. The transactions resulted in the sale and leaseback of these aircraft under one-year operating leases, each with six one-year extension options for a total of seven years for each aircraft. We repurchased three aircraft before the lease terminated, which were sold to third parties, and repurchased the remaining eighteen

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note H — Flight Equipment Rent and Off Balance Sheet Arrangements (Continued)

aircraft when the leases expired in December 2002 and September 2003 and 2004. The lease rates equated to fixed principal amortization and floating interest payments based on LIBOR or commercial paper pricing. We adopted FIN 46 during the financial year ended December 31, 2003 and determined that the entity related to the remaining sale-leaseback transaction was a VIE in which we were a primary beneficiary as defined by FIN 46. As a result, we consolidated the remaining entity at December 31, 2003 and ceased to record rental expense, recorded flight equipment of $462.7 million, synthetic lease obligations in the amount of $464.2 million, a net decrease in other liabilities of $3.9 million and an after tax gain of $2.4 million as a cumulative effect of accounting change.

Note I — Income Taxes

      The provision (benefit) for income taxes is comprised of the following:

	2004	2003	2002

Current:
Federal(a)	$(43,999)	$(5,710)	$(169,073)
State	6	743	(1,575)
Foreign	675	993	1,145

	(43,318)	(3,974)	(169,503)
Deferred(b):
Federal	265,782	234,580	426,398
State(c)	5,438	4,755	7,884

	271,220	239,335	434,282

	$227,902	$235,361	$264,779

(a)	Including U.S. tax on foreign income

(b)	Deferred taxes were also provided (charged) to other comprehensive income of $8,126 (2004), $(77,572) (2003) and $47,380 (2002) and for cumulative effect of accounting change of $4,653 (2003).

(c)	Includes charge of $564 (2004) for revaluation of state deferred taxes as a result of a change in our California apportionment factor.

      The deferred tax liability consists of the following deferred tax liabilities (assets):

	2004	2003

Accelerated depreciation on flight equipment	$2,963,058	$2,671,813
Excess of state income taxes not currently deductible for Federal income tax purposes	(13,182)	(11,216)
Provision for overhauls	(24,097)	(24,464)
Capitalized overhauls	(32,360)	(33,779)
Rentals received in advance	(61,931)	(56,775)
Straight line rents	20,486	23,306
Investments	(6,965)	46
Other comprehensive income/loss	(5,196)	2,930
Other	(14,152)	(9,293)

	$2,825,661	$2,562,568

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note I — Income Taxes (Continued)

      A reconciliation of the computed expected total provision for income taxes to the amount recorded is as follows:

	2004	2003	2002

Computed expected provision based upon a federal rate of 35%	$255,432	$262,594	$277,656
State income taxes, net of Federal income taxes	3,539	3,574	4,101
Foreign sales corporation and extraterritorial income benefit	(30,979)	(29,598)	(18,517)
Foreign taxes(a)	721	(1,242)	2,564
Other	(811)	33	(1,025)

	$227,902	$235,361	$264,779

(a)	Includes realized foreign tax credits in 2003 for taxes paid in prior years.

      During 2002, we settled an open audit issue with the Internal Revenue Service which required us to capitalize for tax purposes certain overhaul reimbursements made between 1991 and 2001. The adjustment had no impact on the total provision but required us to establish a current tax liability and a corresponding deferred tax asset of $25,663 in 2002. This amount is reflected in our 2002 current and deferred provision.

      Federal tax benefits provided by the Extraterritorial Income Exclusion (“ETI”) and the Foreign Sales Corporation (“FSC”) will not be available after 2006. In October 2004, Congress passed the American Jobs Creation Act of 2004, repealing the corporate export tax benefits under the ETI, after the World Trade Organization ruled the export subsidies were illegal. Under the act, ETI export tax benefits for corporations would be phased out in 2005 and 2006 and cease to exist for the year 2007. Therefore, we expect our effective tax rate to rise over the next two years to a rate more consistent with the “expected” statutory rate as these benefits are phased out.

      In 2002 and 2003 we participated in certain tax planning activities with our parent, AIG and related entities, which provided certain tax and other benefits to the AIG consolidated group. As a result of our participation in these activities, AIG shared a portion of the tax benefits of these activities attributable to us which aggregated $245 million. We are required to repay these tax benefits to AIG in 2007 and 2009. The liability is recorded in “Tax benefit sharing payable to AIG” in the Consolidated Balance Sheet.

Note J — Other Information

  Concentration of Credit Risk

      We lease and sell aircraft to airlines and others throughout the world. The lease receivables and notes receivable are from entities located throughout the world. We generally obtain deposits on leases and obtain collateral in flight equipment on notes receivable. We have one customer, Air France ($330,083 or 10.7%), which accounts for 10% or more of rental of flight equipment during 2004.

  Segment Information

      We operate within one industry: the leasing, sales and management of flight equipment.

      Revenues include rentals of flight equipment to foreign airlines of $2,778,075 (2004), $2,625,315 (2003) and $2,317,619 (2002).

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note J — Other Information (Continued)

      The following table sets forth the dollar amount and percentage of total rental revenues attributable to the indicated geographic areas based on each airline’s principal place of business for the years indicated:

	2004		2003		2002

	Amount	%	Amount	%	Amount	%

Europe	$1,494,426	48.5%	$1,398,847	47.6%	$1,236,123	46.2%
Asia/Pacific	729,561	23.7	690,533	23.5	601,775	22.5
United States and Canada	393,463	12.8	437,388	14.9	481,507	18.0
Central, South America and Mexico	211,939	6.9	224,748	7.6	202,688	7.5
Africa and the Middle East	250,436	8.1	189,580	6.4	155,783	5.8

	$3,079,825	100.0%	$2,941,096	100.0%	$2,677,876	100.0%

      The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue based on each airline’s principal place of business for the years indicated:

	2004		2003		2002

	Amount	%	Amount	%	Amount	%

France	$373,287	12.1%	$345,200	11.7%	$—	—%
China	381,438	12.4	321,805	10.9	282,776	10.6
United States	—	—	315,781	10.7	360,257	13.5
United Kingdom	—	—	—	—	276,185	10.3

  Currency Risk

      We attempt to minimize our currency and exchange risks by negotiating most of our aircraft leases in U.S. Dollars. Some of our leases, however, are negotiated in Euros to meet the needs of a growing number of airlines. These Euro denominated leases are partly used as a hedge against $40.0 million of our Euro denominated debt obligations. We bear the risk of receiving less U.S. Dollar rental revenue and incurring future currency losses on cash held in Euros if the value of the Euro deteriorates against the U.S. dollar. Foreign currency translation gain (loss) has not been material to our consolidated financial statements to date.

  Employee Benefit Plans

      Our employees participate in various benefit plans sponsored by AIG, including a noncontributory qualified defined benefit retirement plan, various stock option and purchase plans and a voluntary savings plan (401(k) plan). Charges in the amounts $1,394 (2004), $305 (2003), $0 (2002) for our allocated cost of the retirement plan are included in “Selling, general and administrative” on our Consolidated Statements of Income.

      AIG’s US plans do not separately identify projected benefit obligations and plan assets attributable to employees of participating affiliates. AIG’s projected benefit obligations exceeded the plan assets at December 31, 2004 by $503.0 million.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note K — Commitments and Contingencies

     Aircraft Orders

      At December 31, 2004, we had committed to purchase 371 new and used aircraft scheduled to deliver from 2005 through 2010 at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $21.6 billion.

      We also had options to purchase an additional 6 new aircraft deliverable through 2007 at an estimated aggregate purchase price of $361.4 million.

      Most of these purchase commitments and options to purchase new aircraft are based upon master agreements with each of The Boeing Company (“Boeing”) and AVSA, S.A.R.L., the sales subsidiary of Airbus Industrie (“Airbus”).

      The Boeing aircraft (models 737, 747 and 777), and the Airbus aircraft (models A318, A319, A320, A321, A330, A340 and A380) are being purchased pursuant to agreements executed by us and Boeing or Airbus. These agreements establish the pricing formulas (which include certain price adjustments based upon inflation and other factors) and various other terms with respect to the purchase of aircraft. Under certain circumstances, we have the right to alter the mix of aircraft type ultimately acquired. As of December 31, 2004, we had made non-refundable deposits (exclusive of capitalized interest) on the aircraft which we have committed to purchase of approximately $464,000 and $616,000 with Boeing and Airbus, respectively.

      Management anticipates that a significant portion of the aggregate purchase price will be funded by incurring additional debt. The exact amount of the indebtedness to be incurred will depend upon the actual purchase price of the aircraft, which can vary due to a number of factors, including inflation, and the percentage of the purchase price of the aircraft which must be financed.

     Asset Value Guarantees

      We have guaranteed a portion of the residual value of 21 aircraft to financial institutions. These guarantees expire at various dates through 2013 and generally provide for us to pay the difference between the fair market value of the aircraft and the guaranteed value up to certain specified amounts, or, at our option, purchase the aircraft for the guaranteed value. At December 31, 2004, the maximum exposure if we were to pay under such guarantees was $87,540. In addition, we have written put options for 15 aircraft in the amount of $491,778. Management regularly reviews the underlying values of the collateral aircraft, to determine the exposure under these guarantees and options. At December 31, 2004, we recorded a $5.6 million loss contingency related to certain put options. We have adopted FIN 45 for guarantees entered into after December 31, 2002. Guarantees in the amounts of $5,507 (2004), $4,156 (2003) are included in “Accrued interest and other liabilities” on our Consolidated Balance Sheets.

     Other Guarantees

      We have guaranteed certain obligations for entities in which we have an investment. We had guaranteed loans at December 31, 2004, all but one collateralized by aircraft, aggregating $145,108. As a result of our adoption of FIN 46, we consolidate the entities with loan guarantees collateralized by aircraft. Assets in the amount of $152,417 (2004) and $164,481 (2003) and liabilities in the amount of $70,886 (2004) and $79,211 (2003) related to these entities are included in our Consolidated Balance Sheets.

      We had guaranteed obligations to ATA in connection with a global aircraft lease transaction entered into in 2000 for a total of 14 aircraft. In 2004, we recorded a charge to income in the amount of $25,026 related to the guarantee after ATA filed for bankruptcy on October 26, 2004. The liability is in the form of a derivative to which we became a counterparty. Future net payments made/received will be recorded in income and the derivative will be reported in our Consolidated Balance Sheets at fair value.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note K — Commitments and Contingencies (Continued)

     Stand by Lines of Credit

      We have extended unsecured lines of credit to two entities in the amount of $60,000. At December 31, 2004 one of the entities had drawn $10,000 on its unsecured line of credit. The amount is included in “Notes receivable” on our Consolidated Balance Sheets.

  Leases

      We have operating leases for office space and office equipment extending through 2015. Rent expense was $13,216 (2004) $3,575 (2003), and $3,475 (2002). Commitments for minimum rentals under the noncancelable leases at the end of 2004 are as follows:

2005	$8,326
2006	8,655
2007	8,978
2008	9,331
2009	9,628
Thereafter	62,208

Total	$107,126

      During 2004, we abandoned office space and incurred a charge in the amount of $2,343 net of $2,144 sublet income. This charge is included in “Selling, general and administrative” on our Consolidated Statements of Income. At December 2004 an unamortized liability in the amount of $1,648 remained. The Company recognized $1,480 in sublease rental income for the abandoned office space in 2004.

      Between December 2001 and March 2003, we restructured the ownership of aircraft in certain lease transactions in Australia. Prior to entering into the transactions, we obtained opinions from Queens Counsel in Australia so that the restructuring transactions would be executed in accordance with the goods and services tax (“GST”) laws of Australia. The Australian Tax Office (“ATO”) is currently investigating the GST aspects of these transactions. In September 2004, we filed a Summons in the Supreme Court of New South Wales seeking declaratory relief affirming our positions on the technical GST aspects of the restructurings. In December 2004, the ATO issued a draft Compliance Audit Report (“CAR”) which is contrary to our position and we have responded to the draft CAR at length. The ATO has not issued an assessment. Management believes that there are substantial arguments in support of our position. Due to the uncertainties related to the investigation and the outcome of the request for declaratory relief, no amounts have been accrued related to this contingency. GST credits of up to AUD 70 million, (approximately US$55 million) have been taken through December 31, 2004. In general, assessments imposed from the ATO may include interest and penalties.

Note L — Derivative Financial Instruments

      In the normal course of business, we employ a variety of derivative transactions with the objective of lowering our overall borrowing cost, maintaining an optimal mix of variable and fixed rate interest obligations and managing our foreign currency exchange rate risk. These derivative products include interest rate and currency swap agreements and interest rate floors. We enter into derivative transactions only to hedge interest rate and currency risk and not to speculate on interest rates or currency fluctuation.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note L — Derivative Financial Instruments (Continued)

      All derivatives are recognized on the balance sheet at their fair value and the change in fair value is recorded in operating income or other comprehensive income depending on the designation of the hedging instrument.

      We recorded hedge ineffectiveness in interest expense related to cross currency fair value hedges in the amount of $(1,097) (2004), $(700) (2003) and $1,000 (2002) and $565 (2004), $(47) (2003) and $200 (2002) related to cash flow hedges. During 2004, four fair value hedges fell outside of the effectiveness range as defined by SFAS 133. The Company recorded $(6,706) in interest expense related to these instruments.

      During the twelve months ended December 31, 2004, 2003 and 2002, the Company recorded the following in earnings in accordance with SFAS 133:

	2004	2003	2002

Related to non-hedging instruments:
Fair value of non-hedging instruments	$14,964	$2,480	$3,678
Fair value of previously designated fair value hedging relationships no longer effective	(381,572)	—	—
Offsetting changes in fair value of the previously designated hedged item	374,866	—	—
Related to previous designated fair value hedging relationships
Fair value of hedging instruments	(5,969)	152,969	(18,133)
Offsetting changes in fair value of hedged items	4,872	(153,685)	19,093
Ineffectiveness of cash flow hedges	565	(47)	200

Total effect on earnings	$7,726	$1,717	$4,838

      At December 31, 2004, 2003 and 2002, the Company’s accumulated other comprehensive income (loss) consisted of the following:

	2004	2003	2002

Cumulative foreign currency adjustment, net of tax	$(534,286)	$(361,654)	$(172,172)
Cumulative cash flow hedge loss adjustment, net of tax	521,770	367,096	33,552
Mark to market of securities held for sale, net of tax	2,866	—	—

Total accumulated other comprehensive income (loss)	$(9,650)	$5,442	$(138,620)

      During the twelve months ended December 31, 2004, $12,479 (net) was reclassified from accumulated other comprehensive income to interest expense when interest was paid or received on the Company’s cash flow hedges. The Company estimates that within the next twelve months it will amortize into earnings $34,187 of the pre-tax balance in accumulated other comprehensive income (loss) under cash flow hedge accounting in connection with the Company’s program to convert debt from floating to fixed rates.

      Credit risk exposure arises from the potential that the counterparty may not perform under these derivative transactions. The counterparty for all of our derivatives is AIGFP, a related party with the highest ratings available from the credit rating agencies. The derivatives are subject to a bilateral security agreement which, in certain circumstances, may allow one party to the agreement to require the second party to the agreement to provide collateral. We executed $1,780,582 and $1,897,500 notional amount of derivative instruments with AIGFP during 2004 and 2003, respectively.

      Failure of AIGFP to perform under the agreement with respect to these transactions would have a material effect on our results of operations.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note M — Fair Value Disclosures

      We used the following methods and assumptions in estimating our fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying value reported on the balance sheet for cash and cash equivalents approximates its fair value.

Notes receivable: The fair values for notes receivable are estimated using discounted cash flow analyses, using interest rates currently being offered for similar loans to borrowers with similar credit ratings, except for floating rate notes where carrying value approximates fair market value.

Investments: It was not practicable to determine the fair value of the investments that we account for under the cost or equity method because of the lack of a quoted market price and their relative immateriality to our financial statements. The carrying amount of these investments at December 31, 2004 represents the original cost or original cost plus our share of earnings of the investment. For investments in marketable securities we used a quoted market price in determining the fair value.

Debt financing: The carrying value of our commercial paper, floating rate term debt and term debt maturing within one year approximates its fair value. The fair value of our long-term debt is estimated using discounted cash flow analyses, based on our spread to U.S. Treasury bonds for similar debt at year-end.

Guarantees: As of December 31, 2004, our maximum commitment under the guarantees was $87,540. It is not practical to determine the fair value of such guarantees. Management regularly reviews the underlying values of the collateral aircraft, to determine the exposure under these guarantees. At December 31, 2004, we had not recorded any liabilities related to these guarantees, as the market values of the aircraft equaled or exceeded the guaranteed value. We have adopted FIN 45 for guarantees entered into after December 31, 2002. Guarantees are included in “Accrued interest and other liabilities” on our Consolidated Balance Sheets.

The carrying amounts and fair values of the Company’s financial instruments at December 31, 2004 and 2003 are as follows:

	2004		2003

	Carrying		Carrying
	Amount of	Fair Value of	Amount of	Fair Value of
	Asset (Liability)	Asset (Liability)	Asset (Liability)	Asset (Liability)

Cash and cash equivalents	$101,653	$101,653	$90,780	$90,780
Notes receivable	212,273	211,692	146,707	150,011
Investments	22,979	22,979	49,636	50,266
Debt financing (including foreign currency adjustment, synthetic lease obligations (2003) and capital lease obligations and excluding debt discount)	(24,420,907)	(24,750,855)	(22,574,499)	(23,302,677)
Guarantees	5,507	5,507	4,156	4,156

Note N — Flight Equipment Marketing — Securitization

      We sold 37 aircraft to a trust during the third quarter of 2003 for approximately $1.0 billion. Accrued interest, other receivables and other assets includes $69,149 (2003) related to the transaction. The trust is primarily funded and owned by other subsidiaries of AIG and is consolidated by AIG. We do not consolidate the trust, nor do we consolidate the subsidiary. The transaction was structured similar to a securitization, in

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note N — Flight Equipment Marketing — Securitization (Continued)

which the trust acquired the aircraft based on values assigned by independent appraisers. Further, an unaffiliated third party acted as capital market advisor and initial purchaser of the notes of the securitization.

      On January 14, 2004, we sold 34 aircraft to a different trust for approximately $1.0 billion. The 2004 transaction is structured similarly to the 2003 transaction, and the trust is consolidated by AIG.

      We recorded gains, net of expenses, in the amounts of $25,295 (2004) and $17,886 (2003) related to the transactions. The gains are included in “Flight equipment marketing — securitization” in our Consolidated Statements of Income. We continue to manage the aircraft sold to the trusts for a fee. At December 31, we recorded management fees in the amounts of $10,209 (2004) and $1,291 (2003) in income related to management services provided to the trusts and $1.6 million (2004) and 0 (2003) accounts receivable related to the management of those aircraft is included in “Accrued interest, other receivables and other assets” on our Consolidated Balance Sheet.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

COL. A	COL. B	COL. C		COL. D	COL. E

		ADDITIONS
			Charged to
	Balance at	Charged to	Other
	Beginning of	Costs and	Accounts —	Deductions —	Balance at
Description	Period	Expenses	Describe	Describe(a)	End of Period

	(Dollars in thousands)
Reserve for overhaul:
Year ended December 31, 2004	$68,900	$164,322		$165,373	$67,849
Year ended December 31, 2003	$118,244	$112,581		$161,925	$68,900
Year ended December 31, 2002	$142,715	$90,763		$115,234	$118,244

(a)	Reimbursements to lessees for overhauls performed and amounts transferred to buyers for aircraft sold.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 4, 2005

INTERNATIONAL LEASE FINANCE CORPORATION

By	/s/ STEVEN F. UDVAR-HAZY

Steven F. Udvar-Hazy
Chairman of the Board and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ STEVEN F. UDVAR-HAZY Steven F. Udvar-Hazy	Chairman of the Board and Chief Executive Officer	March 4, 2005

/s/ LESLIE L. GONDA Leslie L. Gonda	Director	March 4, 2005

/s/ JOHN L. PLUEGER John L. Plueger	Director	March 4, 2005

/s/ LOUIS L. GONDA Louis L. Gonda	Director	March 4, 2005

/s/ M. R. GREENBERG M. R. Greenberg	Director	March 4, 2005

/s/ EDWARD E. MATTHEWS Edward E. Matthews	Director	March 4, 2005

/s/ WILLIAM N. DOOLEY William N. Dooley	Director	March 4, 2005

/s/ HOWARD I. SMITH Howard I. Smith	Director	March 4, 2005

/s/ ALAN H. LUND Alan H. Lund	Director, Vice Chairman, Chief Financial Officer and Chief Accounting Officer	March 4, 2005

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

      Since the Registrant is an indirect wholly owned subsidiary of AIG, no annual report to security holders or proxy statement, form of proxy or other proxy soliciting materials has been sent to security holders since January 1, 1990.