Form 10-K/A
period 2004-12-31
INTERNATIONAL LEASE FINANCE CORP
filed 2005-03-31
CIK 714311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

ANNUAL REPORT
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

EXPLANATORY NOTE

     This Annual Report on Form 10-K/A amends the Annual Report on Form 10-K for the year ended December 31, 2004 (the “Original Form 10-K” ), as initially filed by International Lease Finance Corporation (the “Company,” “ILFC,” “we,” “our” or “us”) with the Securities and Exchange Commission on March 7, 2005, and is being filed solely to include the information that was excluded from the Original Form 10-K pursuant to General Instruction I of Form 10-K.

PART I

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

Item 10. Directors and Executive Officers of the Registrant.

     The following table sets forth certain information regarding the current directors and executive officers of the Company. Maurice R. Greenberg, Edward E. Matthews and Howard I. Smith were directors of the Company until March 31, 2005.

ILFC DIRECTORS AND EXECUTIVE OFFICERS

Name	Age*	Position	ILFC Director Since

WILLIAM N. DOOLEY	52	Senior Vice President — Financial Services of American International Group, Inc. (“AIG”) since 1998 Previously Vice President (1996-1998) and Treasurer (1992-1998) of AIG Held other positions at AIG since joining in 1978	1997

LESLIE L. GONDA**	85	Chairman — Executive Committee of ILFC since 2002 Previously Chairman of ILFC since 1973	1973

LOUIS L. GONDA**	56	Chairman and Chief Executive Officer of Lexington Commercial Holdings, Inc. since 1995 Previously held executive positions at ILFC from 1973-1994	1973

ALAN H. LUND	55	Vice Chairman and Chief Financial Officer of ILFC since 2002 Previously Executive Vice President, Chief Financial Officer and Co-Chief Operating Officer of ILFC (1995-2001) Chief Financial Officer of ILFC since joining ILFC in 1982	2002

JOHN L. PLUEGER	50	President and Chief Operating Officer of ILFC since 2002 Previously Executive Vice President and Co-Chief Operating Officer of ILFC (1995-2001) Held other positions at ILFC since joining in 1986	2002

MARTIN J. SULLIVAN	50	President and Chief Executive Officer of AIG since March 15, 2005
Previously Vice Chairman and Co-Chief Operating Officer of AIG (2002-2005), President of American International Underwriters (1997-2002) and Executive Vice President of Foreign General Insurance (1998-2002)
Held other positions at AIG since joining in 1971
		Has served as director of AIG since 2002	March 31, 2005

STEVEN F. UDVAR-HAZY	59	Chairman and Chief Executive Officer of ILFC since 2002 President and Chief Executive Officer of ILFC (1973-2001) Also services as director of Skywest, Inc.	1973

JULIE I. SACKMAN	53	Executive Vice President, General Counsel and Secretary of ILFC since 2003
Previously Senior Vice President, General Counsel and Secretary of ILFC (1995 to 2002)
		General Counsel of ILFC since 1993 and held other positions at ILFC since joining in 1989	N/A

*	As of March 31, 2005.
**	Director Leslie L. Gonda is the father of Director Louis L. Gonda.

     The Company does not have an audit committee and relies on the Audit Committee of the Board of Directors of AIG.

     Code of Ethics

     The Company has not adopted a stand-alone “code of ethics” as defined in Item 406 of Regulation S-K. However, as a subsidiary of AIG, AIG’s Code of Business Conduct and Ethics (the “Code”) applies to the Company. The Code is available on AIG’s web site at www.aig.com and the Company will provide to any person, without charge, upon request to the Corporate Secretary at the principal offices of the Company, a copy of the Code.

Item 11. Executive Compensation.

     The following table sets forth all compensation awarded to, earned by, or paid to the Company’s chief executive officer and the executive officers of the Company for the years ended December 31, 2004, 2003 and 2002:

SUMMARY COMPENSATION TABLE
				Long Term
				Compensation			SICO
Name and	Annual Compensation			Awards	LTIP	All Other	LTIP Payouts Not
Principal Position	Year	Salary	Bonus (1)	Stock Options (#)(2)	Payouts (3)	Compensation (4)	Paid by ILFC (5)(6)
Steven F. Udvar-Hazy	2004	$1,650,000	$1,740,000	20,000	$ N/A	$54,247	$2,101,440
Chairman and Chief	2003	1,650,000	1,740,000	30,000	N/A	49,300	—
Executive Officer	2002	1,550,000	1,394,000	15,000	N/A	42,880	1,110,720

Alan H. Lund	2004	820,000	397,500	10,000	50,478	15,167	716,412
Vice Chairman and Chief	2003	800,000	350,000	16,000	48,303	14,000	68,748
Financial Officer	2002	765,000	320,000	6,000	75,929	11,000	416,520

John L. Plueger	2004	820,000	397,500	10,000	50,478	15,167	716,412
President and Chief	2003	800,000	350,000	16,000	48,303	14,000	68,748
Operating Officer	2002	765,000	320,000	6,000	73,702	11,000	416,520

Julie I. Sackman	2004	450,000	230,000	7,000	27,558	15,167	N/A
Executive Vice President,	2003	430,000	200,000	11,000	25,897	14,000	N/A
General Counsel and Secretary	2002	390,000	200,000	5,000	38,876	11,000	N/A

(1)	Amounts shown for named executive officers represent year-end and mid-year bonuses paid by ILFC and bonuses paid quarterly pursuant to a supplementary bonus program sponsored by AIG. Mr. Udvar-Hazy does not participate in the mid-year bonus. Ms. Sackman does not participate in the supplementary bonus program.

(2)	Represents options to acquire shares of common stock of AIG.

(3)	Amounts shown represent payments under the Company’s Deferred Compensation Bonus Plan. Mr. Udvar-Hazy does not participate in this plan.

(4)	Amounts shown represent Company matching contributions under the 401(k) Plan. Additionally, amounts shown for Mr. Udvar-Hazy include premiums for term life insurance of $39,080 in 2004, $35,300 in 2003 and $31,880 in 2002.

(5)	The LTIP payouts were made by Starr International Company, Inc. pursuant to its Deferred Compensation Profit Participation Plan (the “SICO” Plan) and will not be paid by ILFC.

(6)	Amounts shown for Messrs. Lund and Plueger include partial stock distributions under the SICO Plan in 2004 – $85,980 and 2003 – $68,748.

     The following table summarizes certain information with respect to grants of options to purchase AIG common stock which were granted during 2004 to the individuals named in the Summary Compensation Table.

Option Grants in 2004
			Percentage of	Percentage of			Potential Realizable Value* at
		Number of	Total Options	Total Options			Assumed Annual Rates of
		Securities	Granted to	Granted to	Exercise		Stock Appreciation for
	Date	Underlying	ILFC Employees	AIG Employees	Price	Expiration	Option Term
Name	of Grant	Options (1)	During 2004	During 2004	Per Share	Date	5 Percent (2)	10 Percent (3)
Steven F. Udvar-Hazy	12/16/2004	20,000	15.67%	0.23%	$64.47	12/16/2014	$810,897	$2,054,972
Alan H. Lund	12/16/2004	10,000	7.84%	0.12%	64.47	12/16/2014	405,448	1,027,486
John L. Plueger	12/16/2004	10,000	7.84%	0.12%	64.47	12/16/2014	405,448	1,027,486
Julie I. Sackman	12/16/2004	7,000	5.49%	0.08%	64.47	12/16/2014	283,814	719,240

*	Options would have no realizable value if there were no appreciation or if there were depreciation from the price at which options were granted.
(1)	All options relate to shares of common stock of AIG and were granted pursuant to AIG’s Amended and Restated 1999 Stock Option Plan at an exercise price equal to the fair market value of such stock at the date of grant. The option grants to all officers, including the named individuals, provide that 25 percent of the options granted on any date become exercisable on each anniversary date in each of the successive four years and expire ten years from the date of grant.
(2)	Appreciated price would be $105.01 per share.
(3)	Appreciated price would be $167.22 per share.

     The following table summarizes certain information with respect to the exercise of options to purchase AIG common stock during 2004 by the individuals named in the Summary Compensation Table and the unexercised options to purchase AIG common stock held by such individuals at December 31, 2004.

Aggregated Option Exercises During the Year Ended December 31, 2004
and December 31, 2004 Option Values

			Number of
			Securities Underlying		Value of Unexercised
	Shares		Unexercised Options at		In-the-Money Options at
	Acquired on	Value	December 31, 2004		December 31, 2004 (2)
Name	Exercise	Realized (1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Steven F. Udvar-Hazy	25,640	$1,354,979	62,875	49,250	$158,667	$84,000
Alan H. Lund	11,500	193,599	17,250	25,750	22,400	44,800
John L. Plueger	36,913	1,900,919	36,250	25,750	87,467	44,800
Julie I. Sackman	—	—	27,133	17,752	69,923	28,000

(1)	Aggregate market value on date of exercise (closing sale price as reported in the New York Stock Exchange Composite Transactions Report) less aggregate exercise price.

(2)	Aggregate market value on December 31, 2004 (closing sale price as reported in the New York Stock Exchange Composite Transactions Report) less aggregate exercise price.

     The following table summarizes certain information with respect to benefits granted under the SICO Long-Term Incentive Plan with respect to the period from January 1, 2003 through December 31, 2004 to the individuals named in the Summary Compensation Table.

SICO Long-Term Incentive Plans(1)

Name	Number of Units	Unit Award Period	Estimated Future Payouts

Steven F. Udvar-Hazy	2,000	Two years	32,000 shares
Alan H. Lund	800	Two years	9,600 shares
John L. Plueger	800	Two years	9,600 shares
Julie Sackman	—	—	—

(1)	Awards represent grants of units under the SICO Plan with respect to the two-year period from January 1, 2003 through December 31, 2004. The SICO Plan contains neither threshold amounts nor maximum payout limitations. The number of shares of AIG common stock, if any, allocated to a unit for the benefit of a participant in the SICO Plan is primarily dependent upon two factors: the growth in future earnings of AIG during the unit award period and the book value of AIG at the end of the award period. As a result, the number of shares to be allocated with respect to units held for the 2003-2004 period and the value of such shares upon future payout cannot be determined at this time. The number of shares shown under “Estimated Future Payouts” represents the number of shares contingently allocable to the named individuals based upon the units awarded to them for the 2003-2004 period, assuming the same criteria as those used to allocate the shares of AIG common stock for the 2001-2002 period. Prior to earning the right to payout, the participant is not entitled to any equity interest with respect to such shares, and the shares are subject to forfeiture under certain conditions, including but not limited to the participant’s voluntary termination of employment with AIG prior to normal retirement age other than by death or disability. Any payments ultimately distributed under the SICO Plan will not be paid by AIG or ILFC and will not be dilutive to AIG shareholders.

Employee Benefit Plans

     Deferred Compensation Bonus Plan

     The Company maintains a Deferred Compensation Bonus Plan covering all employees. Under the plan, a bonus ranging from 3% to 7% of an employee’s pay for the year is awarded as a bonus to be earned and paid after three years. If the employee terminates employment before the completion of the three year period, the bonus is forfeited.

     Additionally, the Company participates in several employee benefit plans sponsored by AIG.

     Pension Benefits

     Through March 31, 1985, when such plan was terminated, employees of AIG and its subsidiaries who were citizens of the United States or non-citizens working in the United States were covered under the American International Group, Inc. Pension Plan, a contributory, qualified, defined benefit plan (“Original Pension Plan”). The annual pension for a participant was equal to 1.75% of Average Final Compensation multiplied by years of credited service as a participant (up to 40 years) less 1.4286% of his Social Security Benefit multiplied by years of credited service (limited to 35 years). Average Final Compensation was defined as the average annual compensation of a participant during the three consecutive years in the last ten years of his credited service affording the highest such average, or during all of the years of his credited service if less than three years. Benefits were paid monthly during the life of the participant, or, if applicable, during the joint lives of the participant and his contingent annuitant. The annual retirement allowance for participants with at least ten years of credited service was not less than 50% of 1.75% of Average Final Compensation, multiplied by years of credited service, or $1,200, whichever was greater. On April 1, 1985, a new non-contributory, qualified, defined benefit plan (“Current Retirement Plan”) was established, with provisions substantially the same as the Original Pension Plan, except for the non-contributory feature and except that in the annual pension formula described above, 1.25% of Average Final Compensation is multiplied by years of credited service as a participant (up to 44 years) less 1.25% of his Social Security Benefit multiplied by years of credited service (limited to 35 years). The 1.25% of Average Final Compensation is also used in the determination of the minimum retirement allowance. Effective January 1, 1989, the Current Retirement Plan formula changed in accordance with government mandated regulations from a Social Security offset to a Social Security integration method of computation where the offset is the average of the final three years’ compensation but no greater than 150% of the employee’s “covered compensation” (the average of the Social Security Wage bases during the 35 years preceding the Social Security retirement age) times credited service up to 35 years, multiplied by an applicable Social Security retirement age factor. For employees terminating from active service after January 1, 1993, the benefit formula for credited service on and after April 1, 1985 changed from 1.25% to 1.35% of Average Final Compensation. Effective January 1, 1996, the Current Retirement Plan formula now equals 1.25% times Average Final Compensation up to 150% of the employee’s “covered compensation” plus 1.75% times Average Final Compensation in excess of 150% of “covered compensation” times years of credited service prior to April 1, 1985 (up to 35 years) plus 1.75% times Average Final Compensation times years of credited service in excess of 35 years but limited to 40 years; plus .925% times Average Final Compensation up to 150% of the employee’s “covered compensation”, plus 1.4257% times Average Final Compensation in excess of 150% of “covered compensation” times years of credited service after April 1, 1985 (up to 35 years), plus 1.425% times Average Final Compensation times years of credited service in excess of 35 years but limited to 44 years.

     As a result of the termination of the Original Pension Plan, all benefits accruing to the termination date became vested regardless of an employee’s years of service and annuities were purchased for benefits payable under that plan. AIG was entitled to receive the surplus remaining in the Original Pension Plan, other than the portion of the surplus attributable to employee contributions.

     The 401(k) Plan for employees provides for salary reduction contributions by employees and matching contributions by AIG. The retirement benefits for most employees who participate in both the Current Retirement Plan and the 401(k) Plan are anticipated to be substantially greater than the benefits which would have been received under the Original Pension Plan.

     Annual amounts of normal retirement pension commencing at normal retirement age of 65 based upon Average Final Compensation and credited service under the Current Retirement Plan and the Supplemental Executive Retirement Plan (the “Supplemental Plan”) are illustrated in the following table:

Estimated Annual Pension at Age 65

Average
Final Compensation	10 Years	15 Years	20 Years	25 Years	30 Years	35 Years	40 Years
$125,000	$14,341	$21,512	$28,682	$35,853	$43,024	$50,194	$59,100
$150,000	17,904	26,856	35,807	44,759	53,711	62,663	73,350
$175,000	21,466	32,199	42,932	53,666	64,399	75,132	87,600
$200,000	25,029	37,543	50,057	62,572	75,086	87,600	101,850
$225,000	28,591	42,887	57,182	71,478	85,774	100,069	116,100
$250,000	32,154	48,231	64,307	80,384	96,461	112,538	130,350
$300,000	39,279	58,918	78,557	98,197	117,836	137,475	158,850
$375,000	49,966	74,949	99,932	124,916	149,899	174,882	201,600
$400,000	53,529	80,293	107,057	133,822	160,586	187,350	215,850
$500,000	67,779	101,668	135,557	169,447	203,336	237,225	272,850
$750,000	103,404	155,106	206,807	258,509	310,211	361,913	415,350
$1,000,000	139,029	208,543	278,057	347,572	417,086	486,600	557,850
$1,200,000	167,529	251,293	335,057	418,822	502,586	586,350	671,850
$1,400,000	196,029	294,043	392,057	490,072	588,086	686,100	785,850
$1,600,000	224,529	336,793	449,057	561,322	673,586	785,850	899,850
$1,800,000	253,029	379,543	506,057	632,572	759,086	885,600	1,013,850
$2,000,000	281,529	422,293	563,057	703,822	844,586	985,350	1,127,850

     With respect to Messrs. Udvar-Hazy, Lund and Plueger and Ms. Sackman, their respective years of credited service (under both plans) through December 31, 2004 are as follows: Udvar-Hazy—30.8 years; Lund—22.5 years; Plueger—17.9 years; Sackman—15.4 years. Pensionable salary includes the regular salary paid by AIG and its subsidiaries and does not include amounts attributable to supplementary bonuses or overtime pay. For such named individuals, pensionable salary during 2004 was as follows: Udvar-Hazy—$1,650,000; Lund—$820,000; Plueger—$820,000; Sackman—$450,000.

     During 1986, AIG adopted a Supplemental Plan to provide additional retirement benefits to designated executives and key employees. Under the Supplemental Plan, annual benefits, not to exceed 60% of Average Final Compensation, accrue at a rate of 2.4% of Average Final Compensation for each year of service or fraction thereof for each full month of active employment. The benefit payable under the Supplemental Plan is reduced by payments from the Original Pension Plan, the Current Retirement Plan, Social Security and any payments from a qualified pension plan of a prior employer. Messrs. Udvar-Hazy, Lund and Plueger and Ms. Sackman were participants in the Supplemental Plan at December 31, 2004. Federal legislation limits the benefits which may be payable from the Current Retirement Plan. Effective January 1, 1991, the Supplemental Plan was amended to provide a benefit to most Current Retirement Plan participants in an amount equal to the reduction in the benefit payable as a result of federal limitation thereof. In September 2002, AIG approved a Supplemental Executive Retirement Plan (as amended and restated effective June 1, 2002) and an Excess Retirement Income Plan (effective as of June 1, 2002) which together provide the same benefits described above and replace the Supplemental Plan.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

          The Company has no employment agreements or change-in-control arrangements with its executive officers.

Compensation of Directors

          Directors who are employees of the Company or AIG do not receive fees for services on the Board. Each other director of the Company receives director’s fees of $15,000 per year plus inclusion in the Company’s medical plan.

Compensation Committee Interlocks and Insider Participation

          The Board of Directors of the Company does not have a Compensation Committee. Compensation decisions regarding the Chief Executive Officer are made by AIG. Compensation decisions regarding other executive officers are made by the Chief Executive Officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          As of the date hereof, all of the Company’s capital stock is owned by AIG Capital Corporation and National Union Fire Insurance Company of Pittsburgh, PA, wholly owned subsidiaries of AIG. No equity securities of the Company are authorized for issuance under any compensation plans of the Company.

Item 13. Certain Relationships and Related Transactions.

           We are an indirect wholly owned subsidiary of AIG through two AIG subsidiaries, AIG Capital Corporation and National Union Fire Insurance Company of Pittsburgh, PA. During 2004, we paid cash dividends to our two stockholders aggregating $35.5 million. We are party to cost sharing agreements with AIG. Generally these agreements provide for the allocation of corporate costs based upon a proportional allocation of costs to all subsidiaries. The charges include, but are not limited to, pension costs, certain senior management compensation and costs of various corporate services. During 2004 the charges aggregated $3.0 million. We also pay AIG a fee related to management services provided for certain of our foreign subsidiaries. During 2004 we paid $0.6 million in management fees.

          In the normal course of business we enter into transactions with affiliated companies. We generally place insurance policies through AIG subsidiaries. During 2004 we paid $4.7 million to AIG for insurance policies.

          The counterparty to all of our derivatives is another AIG subsidiary, AIG Financial Products Corp. (“AIGFP”). We executed $1.8 billion notional amount of derivative instruments with AIGFP during 2004. We also extended certain put bond transactions that were executed with AIGFP in 1997 and 1998. The original put dates ranged around three years from the issuance date, at which time the bondholders had the right to put the bonds to us and we would then have to repurchase the notes. If the bonds were not put to us on each specific put date, a new interest rate would be calculated and the bonds would remain outstanding for an additional five years. At the original put dates for all three bonds, the put dates were extended for a two year period. This meant that the date on which the bondholders had the right to put the bonds was pushed out by two years and that the ultimate maturity date of the bonds, assuming they were not put, was also extended by two years. The three bonds have an aggregate value of $200 million and were all modified as to put dates and ultimate maturity dates, so that all three bonds now have a put date of October 17, 2005, and an ultimate 10-year maturity date of October 15, 2015.

          During 2004 and 2003 we sold two portfolios consisting of 34 and 37 aircraft, each for approximately $1.0 billion, to two trusts connected to securitization transactions. Certain affiliates of AIG purchased a large share of these securitizations, which included both debt and equity securities. We continue to manage these portfolios and received management fees aggregating $10.2 million in 2004.

          We are included in the consolidated federal income and the combined state unitary tax returns of AIG, including California. In 2002 and 2003 we participated in certain tax planning activities with AIG and related entities, which provided certain tax and other benefits to the AIG consolidated group. As a result of our participation in these activities, AIG shared a portion of the tax benefits of these activities attributable to us. During 2004 we received our portion, which aggregated $245 million. We are required to repay those tax benefits to AIG in 2007 and 2009.

PART IV

Item 15. Exhibits and Financial Statement Schedules

      (a)(1) and (2): Financial Statements and Financial Statement Schedule: The response to this portion of Item 15 is submitted as a separate section of this report.

      (a)(3) and (b): Exhibits: The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2005
INTERNATIONAL LEASE FINANCE CORPORATION
By /s/ ALAN H. LUND
Alan H. Lund
Vice Chairman, Chief Financial Officer and Chief Accounting Officer

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

FORM 10-K/A

Items 8, 15(a), and 15(b)

INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

      The following consolidated financial statements of the Company and its subsidiaries required to be included in Item 8 are listed below. The following page references are to pages in the Original Form 10-K.

      The following financial statement schedule of the Company and its subsidiaries is included in Item 15(a)(2). The following page reference is to page 59 in the Original Form 10-K.

Schedule Number	Description	Page

II	Valuation and Qualifying Accounts	59

      All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

      The following exhibits of the Company and its subsidiaries are included in Item 15(b):

Exhibit
Number	Description

3.1	Restated Articles of Incorporation of the Company, as amended through December 9, 1992, filed November 3, 1993 (filed as an exhibit to Registration Statement No. 33-50913 and incorporated herein by reference).
3.2	Certificate of Determination of Preferences of Series A Market Auction Preferred Stock (filed December 9, 1992 as an exhibit to Registration Statement No. 33-54294 and incorporated herein by reference).
3.3	Certificate of Determination of Preferences of Series B Market Auction Preferred Stock (filed December 9, 1992 as an exhibit to Registration Statement 33-54294 and incorporated herein by reference).
3.4	Certificate of Determination of Preferences of Series C Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.5	Certificate of Determination of Preferences of Series D Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.6	Certificate of Determination of Preferences of Series E Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.7	Certificate of Determination of Preferences of Series F Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.8	Certificate of Determination of Preferences of Series G Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).
3.9	Certificate of Determination of Preferences of Series H Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).
3.10	Certificate of Determination of Preferences of Preferred Stock of the Company (filed as an exhibit to Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
3.11	By-Laws of the Company, including amendment thereto dated August 31, 1990 (filed as an exhibit to Registration Statement No. 33-37600 and incorporated herein by reference).

Exhibit
Number	Description

3.12	Unanimous Written Consent of Sole Stockholder of the Company, dated January 2, 2002, amending the By-Laws of the Company (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).
4.1	Indenture dated as of November 1, 1991, between the Company and U.S. Bank Trust National Association (successor to Continental Bank, National Association), as Trustee (filed as an exhibit to Registration Statement No. 33-43698 and incorporated herein by reference).
4.2	First supplemental indenture, dated as of November 1, 2000, to the Indenture between the Company and U.S. Bank Trust National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
4.3	Second supplemental indenture, dated as of February 28, 2001, to the Indenture between the Company and U.S. Bank Trust National Association. (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).
4.4	Third supplemental indenture, dated as of September 26, 2001, to the Indenture between the Company and U.S. Bank Trust National Association. (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).
4.5	Indenture dated as of November 1, 2000, between the Company and the Bank of New York, as Trustee (filed as an exhibit to Registration No. 33-49566 and incorporated herein by reference).
4.6	The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
4.7	First supplemental indenture, dated as of August 16, 2002 to the indenture between the Company and the Bank of New York (filed as Exhibit 4.2 to Registration Statement No. 333-100340 and incorporated herein by reference).
4.8	Fourth supplemental indenture, dated as of November 6, 2002, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
4.9	Fifth supplemental indenture, dated as of December 27, 2002, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
4.10	Sixth Supplemental Indenture, dated as of June 2, 2003, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).
4.11	Trust Indenture, dated as of March 8, 2004 between ILFC Rhino II LLC, as issuer and Deutsche Bank Trust Company Americas, as indenture trustee (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
4.12	Agency Agreement (amended and restated), dated as of May 28, 2004, between the Company, Citibank, N.A., and Dexia Banque Internationale A Luxembourg, Societe Anonyme (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).
10.1	Aircraft Facility Agreement, dated as of January 19, 1999, among the Company, Halifax PLC and the other banks listed therein providing up to $4,327,260,000 for the financing of approximately seventy-five Airbus aircraft (filed as an exhibit to Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.2	Revolving Credit Agreement, dated as of March 8, 2004, among ILFC Rhino II LLC, Citicorp North America Inc., in its individual capacity and as administrative agent, and the other financial institutions listed therein providing up to $500,000,000 (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
10.3	Guaranty, dated as of March 8, 2004, by the Company, as guarantor, in favor of Citicorp North America Inc., as guarantied party (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

Exhibit
Number	Description

10.4	Security Trust Agreement, dated as of March 8, 2004, among ILFC Rhino I LLC, ILFC Rhino II LLC and the additional grantors named therein, as grantors, the Company, as servicer, Deutsche Bank Trust Company Americas, as indenture trustee, Citicorp North America Inc., as security trustee and credit facility agent, and Citibank N.A., as the operating bank (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
10.5	Aircraft Facility Agreement, dated as of May 18, 2004, among Whitney Leasing Limited, as borrower, the Company, as guarantor and the Bank of Scotland and the other banks listed therein providing up to $2,643,550,000 (plus related premiums) for the financing of aircraft (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).
10.6	$4,000,000,000 364-Day Revolving Credit Agreement, dated as of October 15, 2004, among the Company, CitiCorp USA, Inc., as Administrative Agent, and the other financial institutions listed therein (filed as an exhibit to the Original Form 10-K and incorporated herein by reference).
10.7	$2,000,000,000 Five-Year Revolving Credit Agreement, dated as of October 15, 2004, among the Company, CitiCorp USA, Inc., as Administrative Agent, and the other financial institutions listed therein (filed as an exhibit to the Original Form 10-K and incorporated herein by reference).
12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends (filed as an exhibit to the Original Form 10-K and incorporated herein by reference).
21	Subsidiaries of the Company.
23	Consent of PricewaterhouseCoopers LLP, dated March 4, 2005 (filed as an exhibit to the Original Form 10-K and incorporated herein by reference).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman of the Board and Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice Chairman, Chief Financial Officer and Chief Accounting Officer.
32.1	Certification under 18 U.S.C., Section 1350.