Form 10-K/A
period 2004-12-31
INTERNATIONAL LEASE FINANCE CORP
filed 2005-04-05
CIK 714311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

ANNUAL REPORT
(Amendment No. 2)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

     This Annual Report on Form 10-K/A amends the Annual Report on Form 10-K for the year ended December 31, 2004 (the “Original Form 10-K” ), as initially filed by International Lease Finance Corporation (the “Company,” “ILFC,” “we,” “our” or “us”) with the Securities and Exchange Commission on March 7, 2005 and the Form 10-K/A, as initially filed by the Company with the Securities and Exchange Commission on March 31, 2005, and is being filed solely to include additional disclosures under Item 12 of Form 10-K.

PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     As of the date hereof, all of the Company’s capital stock is owned by AIG Capital Corporation and National Union Fire Insurance Company of Pittsburgh, PA, wholly owned subsidiaries of American International Group, Inc. (“AIG”). No equity securities of the Company are authorized for issuance under any compensation plans of the Company.

     The following table summarizes the ownership of equity securities of AIG by the current directors and executive officers of the Company, and by the current directors and executives officers of the Company as a group.

Equity Securities of AIG Owned Beneficially as of March 1, 2005
AIG
Common Stock

Amount and
	Nature of	Percent
	Beneficial	of
Director or Executive Officer	Ownership	Class
William N. Dooley	99,376(1)	*
Leslie L. Gonda	19,380,000(2)	*
Louis L. Gonda	19,860,176(3)	*
Alan H. Lund	181,804(4)	*
John L. Plueger	55,549(5)	*
Martin J. Sullivan	129,791(6)	*
Steven F. Udvar-Hazy	21,800,741(7)	*
Julie I. Sackman	35,479(8)	*
All Directors and Executive Officers as a group (8 individuals)	61,542,916(9)	2.37

*	Less than 1 percent.
(1)	Includes (a) 50,218 options to purchase shares of AIG common stock exercisable within sixty days of March 1, 2005 (“Exercisable Options”); (b) 9,500 shares of AIG common stock transferred pursuant to the Uniform Transfers to Minors Act, as to which Mr. Dooley disclaims beneficial ownership; and (c) 7,980 shares of AIG common stock held by Mr. Dooley’s wife, as to which Mr. Dooley disclaims beneficial ownership. In addition, Mr. Dooley beneficially owns 750 shares of C.V. Starr & Co., Inc. (“Starr”) common stock and 4,750 shares of various series of Starr preferred stock.
(2)	Shares are held in a marital trust.
(3)	Includes (a) 472 shares of AIG common stock held together with Mr. Louis Gonda’s wife; (b) 87,245 shares of AIG common stock held in various trusts for Mr. Louis Gonda’s children; (c) 4,632 shares of AIG common stock held by Mr. Louis Gonda in partnership with his children; (d) 369,211 shares of AIG common stock transferred to various grantor retained annuity trusts; and (e) 245,416 shares of AIG common stock held by companies controlled by Mr. Louis Gonda.
(4)	Includes (a) 145,000 shares of AIG common stock held in a marital trust; (b) 5,542 shares of AIG common stock held by Mr. Lund’s wife, as to which Mr. Lund disclaims beneficial ownership; (c) 5,491 shares of AIG common stock transferred pursuant to the Uniform Transfers to Minors Act, as to which Mr. Lund disclaims beneficial ownership; and (d) 17,250 Exercisable Options.
(5)	Includes (a) 19,299 shares of AIG common stock held in a marital trust; and (b) 36,250 Exercisable Options. Excludes shares of AIG common stock held in trust for the minor children of Mr. Plueger for which Mr. Plueger is not the trustee and as to which Mr. Plueger disclaims beneficial ownership.
(6)	Includes 90,750 Exercisable Options. In addition, Mr. Sullivan beneficially owns 1250 shares of Starr common stock and 6,100 shares of various series of Starr preferred stock.
(7)	Includes (a) 37,503 shares of AIG common stock held in a family trust; (b) 40,782 shares of AIG common stock held in various trusts for Mr. Hazy’s children; (c) 9,509 shares of AIG common stock held by Mr. Hazy’s wife, as to which Mr. Hazy disclaims beneficial ownership; and (d) 62,875 Exercisable Options. Excludes shares of AIG common stock held in a family foundation for which Mr. Hazy’s wife is Chairman and Chief Executive Officer and as to which Mr. Hazy disclaims beneficial ownership.
(8)	Includes (a) 8,012 shares of AIG common stock held in a marital trust; and (b) 27,133 Exercisable Options.
(9)	See footnotes 1-8.

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

Dated: April 5, 2005
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

      The following exhibits of the Company and its subsidiaries are included in Item 15(b):

Exhibit
Number	Description

3.1	Restated Articles of Incorporation of the Company, as amended through December 9, 1992, filed November 3, 1993 (filed as an exhibit to Registration Statement No. 33-50913 and incorporated herein by reference).
3.2	Certificate of Determination of Preferences of Series A Market Auction Preferred Stock (filed December 9, 1992 as an exhibit to Registration Statement No. 33-54294 and incorporated herein by reference).
3.3	Certificate of Determination of Preferences of Series B Market Auction Preferred Stock (filed December 9, 1992 as an exhibit to Registration Statement 33-54294 and incorporated herein by reference).
3.4	Certificate of Determination of Preferences of Series C Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.5	Certificate of Determination of Preferences of Series D Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.6	Certificate of Determination of Preferences of Series E Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.7	Certificate of Determination of Preferences of Series F Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.8	Certificate of Determination of Preferences of Series G Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).
3.9	Certificate of Determination of Preferences of Series H Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).
3.10	Certificate of Determination of Preferences of Preferred Stock of the Company (filed as an exhibit to Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
3.11	By-Laws of the Company, including amendment thereto dated August 31, 1990 (filed as an exhibit to Registration Statement No. 33-37600 and incorporated herein by reference).

Exhibit
Number	Description

3.12	Unanimous Written Consent of Sole Stockholder of the Company, dated January 2, 2002, amending the By-Laws of the Company (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).
4.1	Indenture dated as of November 1, 1991, between the Company and U.S. Bank Trust National Association (successor to Continental Bank, National Association), as Trustee (filed as an exhibit to Registration Statement No. 33-43698 and incorporated herein by reference).
4.2	First supplemental indenture, dated as of November 1, 2000, to the Indenture between the Company and U.S. Bank Trust National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
4.3	Second supplemental indenture, dated as of February 28, 2001, to the Indenture between the Company and U.S. Bank Trust National Association. (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).
4.4	Third supplemental indenture, dated as of September 26, 2001, to the Indenture between the Company and U.S. Bank Trust National Association. (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).
4.5	Indenture dated as of November 1, 2000, between the Company and the Bank of New York, as Trustee (filed as an exhibit to Registration No. 33-49566 and incorporated herein by reference).
4.6	The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
4.7	First supplemental indenture, dated as of August 16, 2002 to the indenture between the Company and the Bank of New York (filed as Exhibit 4.2 to Registration Statement No. 333-100340 and incorporated herein by reference).
4.8	Fourth supplemental indenture, dated as of November 6, 2002, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
4.9	Fifth supplemental indenture, dated as of December 27, 2002, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
4.10	Sixth Supplemental Indenture, dated as of June 2, 2003, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).
4.11	Trust Indenture, dated as of March 8, 2004 between ILFC Rhino II LLC, as issuer and Deutsche Bank Trust Company Americas, as indenture trustee (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
4.12	Agency Agreement (amended and restated), dated as of May 28, 2004, between the Company, Citibank, N.A., and Dexia Banque Internationale A Luxembourg, Societe Anonyme (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).
10.1	Aircraft Facility Agreement, dated as of January 19, 1999, among the Company, Halifax PLC and the other banks listed therein providing up to $4,327,260,000 for the financing of approximately seventy-five Airbus aircraft (filed as an exhibit to Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.2	Revolving Credit Agreement, dated as of March 8, 2004, among ILFC Rhino II LLC, Citicorp North America Inc., in its individual capacity and as administrative agent, and the other financial institutions listed therein providing up to $500,000,000 (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
10.3	Guaranty, dated as of March 8, 2004, by the Company, as guarantor, in favor of Citicorp North America Inc., as guarantied party (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

Exhibit
Number	Description

10.4	Security Trust Agreement, dated as of March 8, 2004, among ILFC Rhino I LLC, ILFC Rhino II LLC and the additional grantors named therein, as grantors, the Company, as servicer, Deutsche Bank Trust Company Americas, as indenture trustee, Citicorp North America Inc., as security trustee and credit facility agent, and Citibank N.A., as the operating bank (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
10.5	Aircraft Facility Agreement, dated as of May 18, 2004, among Whitney Leasing Limited, as borrower, the Company, as guarantor and the Bank of Scotland and the other banks listed therein providing up to $2,643,550,000 (plus related premiums) for the financing of aircraft (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).
10.6	$4,000,000,000 364-Day Revolving Credit Agreement, dated as of October 15, 2004, among the Company, CitiCorp USA, Inc., as Administrative Agent, and the other financial institutions listed therein (filed as an exhibit to the Original Form 10-K and incorporated herein by reference).
10.7	$2,000,000,000 Five-Year Revolving Credit Agreement, dated as of October 15, 2004, among the Company, CitiCorp USA, Inc., as Administrative Agent, and the other financial institutions listed therein (filed as an exhibit to the Original Form 10-K and incorporated herein by reference).
12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends (filed as an exhibit to the Original Form 10-K and incorporated herein by reference).
21	Subsidiaries of the Company (filed as an exhibit to the Form 10-K/A filed on March 31, 2005 and incorporated herein by reference).
23	Consent of PricewaterhouseCoopers LLP, dated March 4, 2005 (filed as an exhibit to the Original Form 10-K and incorporated herein by reference).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman of the Board and Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice Chairman, Chief Financial Officer and Chief Accounting Officer.
32.1	Certification under 18 U.S.C., Section 1350.