Form 10-Q
period 2005-03-31
INTERNATIONAL LEASE FINANCE CORP
filed 2005-05-13
CIK 714311

================================================================================

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

                  For the quarterly period ended March 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the transition period from ______________to  ______________

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

        As of May 12, 2005, there were 42,198,119 shares of Common Stock, no par value, outstanding.

================================================================================

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT

                                ----------------

                               TABLE OF CONTENTS

                                                                                            Page
                                                                                            ----
Part I.  Financial Information
   Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets March 31, 2005 and
               December 31, 2004...........................................................    3

            Condensed Consolidated Statements of Income
               Three months Ended March 31, 2005 and 2004..................................    4

            Condensed Consolidated Statements of Comprehensive Income
               Three Months Ended March 31, 2005 and 2004..................................    5


            Condensed Consolidated Statements of Cash Flows
               Three months Ended March 31, 2005 and 2004..................................    6


            Notes to Condensed Consolidated Financial Statements...........................    8

            Cautionary Statement Regarding Forward Looking Information.....................   10

   Item 2.  Management's Discussion and Analysis of the Financial Condition and Results
      of Operations........................................................................   11

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................   20

   Item 4.  Controls and Procedures........................................................   21

Part II.   Other Information

   Item 1.  Legal Proceedings..............................................................   22

   Item 4.  Submission of Matters to a Vote of Security Holders............................   22

   Item 6.  Exhibits........................................................................  22

             Signatures.....................................................................  23

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                       March 31,      December 31,
                                                                                          2005             2004
                                                                                     ------------      ------------
                                                                                     (Unaudited)
                                    ASSETS
Cash, including interest bearing accounts of $66,283 (2005)
  and $101,137 (2004)                                                                $     66,738      $    101,653
Current income taxes                                                                       70,500            19,522
Notes receivable and net investment in finance and
  sales-type leases                                                                       515,398           519,739
Flight equipment under operating leases                                                39,557,429        37,380,712
  Less accumulated depreciation                                                         6,626,015         6,300,071
                                                                                     ------------      ------------
                                                                                       32,931,414        31,080,641
Deposits on flight equipment purchases                                                  1,383,773         1,250,168
Accrued interest, other receivables and other assets                                      134,958           119,415
Derivative assets                                                                         988,748         1,210,908
Investments                                                                                25,676            22,979
Variable interest entities assets                                                         148,359           152,417
Deferred debt issue costs - less accumulated
  amortization of $79,104 (2005) and $77,112 (2004)                                        65,831            59,666
                                                                                     ------------      ------------
                                                                                     $ 36,331,395      $ 34,537,108
                                                                                     ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued interest and other payables                                                  $    341,511      $    264,276
Tax benefit sharing payable to AIG                                                        245,000           245,000
Debt financing, net of deferred debt discount of $37,425 (2005)
   and $29,502 (2004)                                                                  24,709,140        23,136,016
Foreign currency translation adjust relate to
  foreign currency denominated debt                                                       932,475         1,215,809
Derivative liabilities                                                                     31,261            38,810
Capital lease obligations                                                                  20,497            39,580
Security and other deposits on flight
  equipment                                                                             1,004,941           876,590
Rentals received in advance                                                               172,872           160,878
Deferred income taxes                                                                   2,967,526         2,825,661
Variable interest entities liabilities                                                     67,245            70,886

SHAREHOLDERS' EQUITY

Market Auction Preferred Stock, $100,000 per share liquidation value;
  Series A and B each having 500 shares issued and outstanding                            100,000           100,000
Common stock--no par value; 100,000,000 authorized
  shares, 42,198,119 issued and outstanding                                               653,582           653,582
Paid-in capital                                                                           585,416           579,955
Accumulated other comprehensive (loss) income                                              44,852            (9,650)
Retained earnings                                                                       4,455,077         4,339,715
                                                                                     ------------      ------------

Total shareholders' equity                                                              5,838,927         5,663,602
                                                                                     ------------      ------------
                                                                                     $ 36,331,395      $ 34,537,108
                                                                                     ============      ============


           See notes to condensed consolidated financial statements.

                     INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                             (DOLLARS IN THOUSANDS)

                                                     2005          2004
                                                   --------      --------
                                                   .....(Unaudited)......
REVENUES

  Rental of flight equipment                       $829,101      $722,938
  Flight equipment marketing                         16,411         9,742
  Flight equipment marketing - securitization            --        25,610
  Interest and other                                 12,892        20,873
                                                   --------      --------
                                                    858,404       779,163
                                                   --------      --------
EXPENSES
  Interest                                          253,640       233,801
  Depreciation of flight equipment                  331,225       295,609
  Provision for overhauls                            44,143        34,902
  Selling, general and administrative                36,366        24,959
                                                   --------      --------
                                                    665,374       589,271
                                                   --------      --------

INCOME BEFORE INCOME TAXES                          193,030       189,892
  Provision for income taxes                         61,513        60,688
                                                   --------      --------
NET INCOME                                         $131,517      $129,204
                                                   ========      ========



            See notes to condensed consolidated financial statements.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                             (DOLLARS IN THOUSANDS)

                                                         2005            2004
                                                      ...... (Unaudited).......
NET INCOME                                            $ 131,517       $ 129,204
                                                      ---------       ---------
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
  Net changes in cash flow hedges                        54,647         (98,462)

 Change in unrealized appreciation on securities
  available  for sale                                      (145)             --
                                                      ---------       ---------
                                                         54,502         (98,462)
                                                      ---------       ---------
COMPREHENSIVE INCOME                                  $ 186,019       $  30,742
                                                      =========       =========


            See notes to condensed consolidated financial statements

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                             (DOLLARS IN THOUSANDS)

                                                                               2005              2004
                                                                           -----------       -----------
                                                                           .........(Unaudited).........
OPERATING ACTIVITIES
Net income                                                                 $   131,517       $   129,204
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation of flight equipment                                             331,225           295,609
  Deferred income taxes                                                        112,518           (14,422)
  Foreign currency transaction gains                                          (279,625)         (133,046)
  Change in derivative instruments                                             284,241           129,097
  Amortization of deferred debt issue costs                                      8,507             5,738
  Change in unamortized debt discount                                           (7,923)           (2,465)
Changes in operating assets and
  liabilities:
  (Increase) decrease in accrued interest, other receivables
     and other assets                                                          (11,486)           16,992
  (Decrease) increase in current income taxes payable                          (50,978)           74,463
  Increase in accrued interest and other payables                               88,038           102,737
  Increase in rentals received in advance                                       11,994             5,516
  Other                                                                          5,428            (1,851)
                                                                           -----------       -----------
Net cash provided by operating activities                                      623,456           607,572
                                                                           -----------       -----------

INVESTING ACTIVITIES

  Acquisition of flight equipment for operating leases                      (2,209,516)       (1,911,934)
  (Increase) decrease in deposits and progress payments                       (133,605)           87,637
  Proceeds from disposal of flight equipment - net of gain                      20,975           805,921
  Advances on notes receivable                                                  (6,500)               --
  Collections on notes receivable and finance leases                            11,874            15,312
  Other                                                                         (2,557)           (6,653)
                                                                           -----------       -----------
Net cash used in investing activities                                       (2,319,329)       (1,009,717)
                                                                           -----------       -----------
FINANCING ACTIVITIES

  Net change in commercial paper                                             1,785,319           280,613
  Proceeds from debt financing                                                 973,146           862,741
  Payments in reduction of debt financing, capital lease obligations        (1,196,501)         (643,321)
  Debt issue costs                                                             (14,672)           (8,370)
  Increase (decrease) in customer deposits                                     128,351           (18,496)
  Payment of common and preferred dividends                                    (10,976)           (8,464)
                                                                           -----------       -----------
Net cash provided by financing activities                                    1,664,667           464,703
                                                                           -----------       -----------
Effect of exchange rate changes on cash                                         (3,709)               --
Net (decrease) increase in cash                                                (34,915)           62,558
Cash at beginning of period                                                    101,653            90,780
                                                                           -----------       -----------
  Cash at end of period                                                    $    66,738       $   153,338
                                                                           ===========       ===========


(Table continued on following page)

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                             (DOLLARS IN THOUSANDS)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                               2005          2004
                                                               ----          ----
                                                               ...(Unaudited)....
Cash paid (received) during the period for:

   Interest (net of amount capitalized of $14,507 (2005)
      and $12,712 (2004))                                     167,645     $ 141,825
   Income taxes, net                                              (28)          647

2005

        Notes receivable in the amount of $13,286 were used as partial payment for the acquisition of seven aircraft.

        Aircraft previously accounted for as operating leases were converted into sales-type leases in the amount of $19,228.

        $5,179 was reclassed from Retained earnings to Paid-in capital as a result of an adjustment for certain prior period compensation costs related to an incentive plan of ILFC's parent, AIG.

2004

        One aircraft was received in exchange for investment in finance leases and notes receivables in the amount of $23,456.

        Notes in the amount of $2,700 were received as partial payment in exchange for flight equipment sold with a net book value of $23,727.

        Other assets in the amount of $250,924 were received in exchange for aircraft sold into a securitization, but not yet novated, with a net book value of $250,759.


            See notes to condensed consolidated financial statements.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

A.   BASIS OF PREPARATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 2004 unaudited condensed consolidated financial statements to conform to the 2005 presentation. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in International Lease Finance Corporation's (the "Company," "management," "we," "our," "us") Annual Report on Form 10-K for the year ended December 31, 2004.

B.   HEDGING ACTIVITIES

         We use derivatives to manage exposures to interest rate and foreign currency risks. During the three months ended March 31, 2005, we recorded the following in interest expense:


Income (loss) related to derivative instruments:          (Dollars in thousands)
     Changes in fair value of non-hedging instruments          $    4,117
     Changes in fair value of hedging instruments                (287,156)
     Offsetting changes in fair value of hedged items             283,334
     Ineffectiveness related to cash flow hedges                     (230)
                                                               ----------
                                                               $       65
                                                               ==========

         During the three months ended March 31, 2005, $16.0 million (net) was reclassified from Accumulated other comprehensive (loss) income to Interest expense when interest was paid or received on our cash flow hedges. We estimate that within the next twelve months we will amortize into earnings approximately $68.7 million of the pre-tax balance in Accumulated other comprehensive income under cash flow hedge accounting in connection with our program to convert debt from floating to fixed interest rates.

C.   FLIGHT EQUIPMENT MARKETING - SECURITIZATION

         We sold 34 aircraft to a trust during the first quarter of 2004. The transaction generated approximately $1.0 billion of gross proceeds. The trust was primarily funded and is owned by other subsidiaries of American International Group, Inc. ("AIG"), our ultimate parent corporation, and is consolidated by AIG. We do not consolidate the trust, nor do we consolidate the subsidiary. The transaction was structured similar to a securitization, in which the trust acquired the aircraft based on values assigned by independent appraisers. Further, an unaffiliated third party acted as capital markets advisor and initial purchaser of the notes of the securitization. Gains in the amount of $25.6 million, net of fees and expenses, related to the transaction are included in Flight Equipment Marketing - Securitization for the period ended March 31, 2004. A similar transaction related to 37 aircraft was completed during 2003. The Company is continuing to manage the aircraft sold to the trusts for a fee. For the three months ended March 31 we recorded management fees in the amounts of $2.5 million (2005) and $2.4 million (2004) in income related to management services provided to the trusts and $38,550 and $166,256 accounts receivable related to the management of those aircraft is included in "Accrued interest, other receivables and other assets" on our March 31, 2005 and December 31, 2004 Consolidated Balance Sheets.

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2005
                                   (UNAUDITED)


 D.  RELATED PARTY TRANSACTIONS

        Compensation to Certain ILFC Employees From Starr International Company, Inc. (SICO)

        In 1975, the voting shareholders and Board of Directors of SICO, a private holding company whose principal asset consists of approximately 12% of AIG's outstanding common stock as of January 31, 2005, and which has no direct ownership interest in us, decided that a portion of the capital value of SICO (AIG shares or their cash equivalent) should be used to provide an incentive plan for the current and succeeding management of all American International companies, including ILFC. At that time, SICO established the SICO Deferred Compensation Plan (the "SICO Plan"). None of the costs of the various benefits provided under the SICO Plan have been paid by ILFC.

        AIG has determined that it is required under accounting principles generally accepted in the United States of America to expense amounts attributable to deferred compensation granted to certain AIG employees under the SICO Plan. As a result, we have determined that, as a subsidiary of AIG, it is appropriate to record such compensation expense, related to our employees' participation in the SICO Plan, in our financial statements. Total compensation expense related to the SICO Plan would not have been material to any prior year, and as such no restatement of prior financial statements is necessary. We made the determination of materiality, and evaluated the impact that expense recognition would have had on all prior years to which SICO Plan compensation would have applied. In the first quarter of 2005, we have recorded the total amount of compensation expense related to the SICO Plan that would have been recorded in all prior periods through December 31, 2004. This adjustment was recorded as a reduction of retained earnings on the Consolidated Balance Sheet of $5.2 million, with a corresponding increase to additional paid-in capital. The adjustment has no effect on total shareholders' equity or cash flows. The amount of compensation expense related to the SICO Plan recorded in income for the first quarter of 2005 is not material.

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION


     FORWARD-LOOKING STATEMENTS

         This quarterly report on Form 10-Q contains or incorporates statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the state of the airline industry, the Company's access to the capital markets, the Company's ability to restructure leases and repossess aircraft, the structure of the Company's leases, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company's financial condition or results of operations. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should" and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or industry results to vary materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, the risk factors described and referred to in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments" and - "Risk Factors Affecting International Lease Finance Corporation" and general industry economic and business conditions, which will, among other things, affect demand for aircraft, availability and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives and environmental and safety requirements. The Company will not update any forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

ITEM 2.                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        International Lease Finance Corporation ("the Company", "management", "we", "our", "us") primarily acquires new jet transport aircraft from The Boeing Company ("Boeing") and AVSA, S.A.R.L., the sales subsidiary of Airbus Industries ("Airbus") and leases these aircraft to airlines throughout the world. In addition to our leasing activity, we sell aircraft from our leased aircraft fleet to other leasing companies, financial services companies and airlines. In some cases, we provide fleet management services to companies with aircraft portfolios for a management fee. From time to time we provide asset value guarantees and loan guarantees to the buyers of aircraft or to financial institutions for a fee. We also remarket and sell aircraft owned or managed by others for a fee.

        As of March 31, 2005, we owned 699 aircraft, had twenty aircraft in the fleet that were classified as finance and sales-type leases, and provided fleet management services for 95 aircraft. We have contracted with Airbus and Boeing to buy 322 new aircraft for delivery through 2010 with an estimated purchase price of $19.5 billion, 64 of which will deliver during the remainder of 2005.

        Our sources of revenue are principally from scheduled and charter airlines and companies associated with the airline industry. Our revenues and results of operation are therefore affected by how our customers cope with the economic environment in which airlines operate. The airline industry is cyclical, economically sensitive and highly competitive. Airlines and related companies may be affected by political or economic instability, terrorist activities, changes in national policy, competitive pressures on certain air carriers, fuel prices and shortages, labor stoppages, insurance costs, recessions, and other political or economic events adversely affecting world or regional trading markets. Our revenues and income will be affected by our customers' ability to react to and cope with the volatile competitive environment in which they operate, as well as our own competitive environment.

        Our primary source of revenue is from operating leases. One measure of profitability we use is a ratio called Lease Margin (see "Management's Discussion and Analysis - Non-GAAP Financial Measures"). The airline industry is cyclical in nature and lease margins generally declined after the terrorist attacks of September 11, 2001, due to a surplus of aircraft in the market place, airline bankruptcies, higher incidents of restructurings with troubled airlines, repossessions of aircraft, depressed airline revenue yields, terrorism and worldwide health concerns such as SARS. However, since late 2003, airliner passenger and cargo traffic worldwide has exhibited measured growth. Despite rising fuel prices which significantly impacted the airline industry during 2004, and continue to negatively impact it in 2005, overall industry trends in 2004 showed continued improvement, particularly outside the United States. As a result, starting in 2004, and continuing in 2005, we see an increase in demand for newer, modern, fuel-efficient aircraft which comprise the bulk of our fleet, and an overall strengthening of lease rates. Although lease rates strengthened during 2004, and continued to strengthen in the first quarter of 2005, there is a lag between changes in market conditions and their impact on our results, as contracts signed during times of lower lease rates are still in effect. The strengthening of lease rates are starting to materialize in our results with the lease margin increasing 1.4% at March 31, 2005 compared to March 31, 2004, but the improvement in the airline industry has yet to be completely reflected in our financial performance. Also, increasing interest rates, along with other risk factors, may impact our future results. We believe we are well positioned in the current industry environment with signed lease agreements for all of our 2005 deliveries of new aircraft and only one aircraft in our existing fleet not placed with an airline at March 31, 2005.

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

RECENT DEVELOPMENTS

        AIG, our indirect parent, has delayed filing its Annual Report on Form 10-K for the year ended December 31, 2004 to allow AIG's Board of Directors and new management adequate time to complete an extensive review of AIG's books and records. The review includes issues arising from pending investigations into non-traditional insurance products and certain assumed reinsurance transactions by the Office of the

ITEM 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Attorney General for the State of New York and the Securities and Exchange Commission and from AIG's decision to review the accounting treatment of certain additional items. The findings of the review have resulted in AIG's decision to restate its financial statements for the years ended December 31, 2003, 2002, 2001 and 2000, and the quarters ended March 31, June 30, September 30 for the years 2004 and 2003.

        While neither AIG nor any of its subsidiaries is a co-obligor or guarantor of our debt securities, circumstances affecting AIG can have an impact on us. For example, concurrent with the most recent ratings actions taken by Standard & Poor's, a division of The McGraw-Hill Companies, Inc. ("S&P"), Moody's Investors Service, Inc. ("Moody's") and Fitch, Inc. ("Fitch") with respect to AIG, the following ratings actions were taken or statements were made with respect to our ratings: (i) S&P retained our long-term debt rating at AA-on CreditWatch Negative and our short-term rating at A-1+ on CreditWatch Negative, (ii) Moody's affirmed our (A1/Stable/P-1) rating with a Stable outlook and (iii) Fitch lowered our long-term rating to A+ and short-term rating to F-1 and continues to have us on Rating Watch Negative. Accordingly, we can give no assurance that any further changes in circumstances for AIG will not impact us.

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

        We operate as a supplier and financier to airlines. The risks affecting our airline customers are generally out of our control and impact our customers to varying degrees. As a result, we are indirectly impacted by all the risks facing airlines today. Our ability to succeed is dependent on the financial strength of our customers. Our customers' ability to compete effectively in the market place and manage these risks has a direct impact on us and our operating results. Risks directly or indirectly affecting our business include:

-     Overall Airline Industry Risk

      --   Demand for air travel

      --   Competition between carriers

      --   Fuel prices and availability

      --   Labor costs and stoppages

      --   Maintenance costs

      --   Employee labor contracts

      --   Air traffic control infrastructure constraints

      --   Insurance costs

      --   Security, terrorism and war

      --   Health concerns

      --   Equity and borrowing capacity

      --   Environmental concerns

      --   Government regulation

      --   Interest rates


-    Manufacturer Risk

-    Borrowing Risks

     --    Liquidity

     --    Interest rates

-    Other Risks

     --    Residual value

     --    Obsolescence

     --    Key personnel

     --    Foreign currency exchange rate risk

        For a detailed discussion of risk factors affecting us, see "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

        We believe that the following critical accounting policies can have a significant impact on our results of operations, financial position and financial statement disclosures and may require subjective and complex estimates and judgments:

        -       Lease Revenue

        -       Flight Equipment Marketing

        -       Flight Equipment

        -       Capitalized Interest

        -       Provision for Overhauls

        For a detailed discussion on the application of these accounting policies, see "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2004.

FINANCIAL CONDITION

        We borrow funds to purchase new and used flight equipment, including funds for progress payments during the construction phase, and to pay off maturing debt obligations. These funds are borrowed principally on an unsecured basis from various sources. During the three months ended March 31, 2005, we borrowed $973.1 million (excluding commercial paper) and $623.5 million was provided by operating activities. As of March 31, 2005, we have committed to purchase 322 new aircraft from Airbus and Boeing at an estimated aggregate purchase price of $19.5 billion for delivery through 2010. We also hold options to purchase six additional new aircraft at an estimated aggregate purchase price of approximately $361.4 million. We currently expect to fund expenditures for aircraft and to meet liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements.

ITEM 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        We have modified our borrowing strategy with the goal that, over time, we will have approximately 15% or less of our debt, excluding commercial paper, mature in any one year. Management continues to explore new funding sources and ways to diversify our investor base. Our debt financing and capital lease obligations were comprised of the following at the following dates:


                                                                March 31,        December 31,
                                                                  2005               2004
                                                            ------------        ------------
                                                            .......(Dollars in thousands)...
Public term debt with single maturities                     $ 11,419,575        $ 11,544,575
Public medium-term notes with varying maturities               5,502,867           5,972,171
Capital lease obligations                                         20,497              39,580
Bank and other term debt                                       3,363,557           2,973,525
                                                            ------------        ------------
    Total term debt, bank debt, and capital
      lease obligations                                       20,306,496          20,529,851

Commercial paper                                               4,460,566           2,675,247

Deferred debt discount                                           (37,425)            (29,502)
                                                            ------------        ------------

    Total debt financing and capital lease obligations      $ 24,729,637        $ 23,175,596
                                                            ============        ============

Selected interest rates and ratio:
    Composite interest rate                                         4.49%               4.34%
    Percentage of total debt at fixed rates                        70.16%              66.21%
    Composite interest rate on fixed rate debt                      4.99%               5.07%
    Bank prime rate                                                 5.75%               5.25%

        The above amounts represent the anticipated settlement of our currently outstanding debt obligations. Certain adjustments required to present currently outstanding debt obligations have been recorded and presented separately on the balance sheet, including adjustments related to foreign currency and interest rate hedging activities. We have eliminated the currency exposure arising from foreign currency denominated notes by either hedging the notes through swaps or through the offset provided by operating lease payments denominated in the related currency. Foreign currency denominated debt is translated into US dollars using current exchange rates as of each balance sheet date. The foreign exchange adjustment for the foreign currency denominated debt was $932.5 million at March 31, 2005 and $1,215.8 million at December 31, 2004. Composite interest rates and percentages of total debt at fixed rates reflect the effect of derivative instruments.

ITEM 2.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Public Debt (Exclusive of the Commercial Paper Program)

        The interest on most of the public debt is effectively fixed for the terms of the notes. We have the ability to borrow under various public debt financing arrangements as follows:


                                  Maximum           Sold as of          Sold as of        Sold as of
                                  Offering     December 31, 2004     March 31, 2005     May 12, 2005
                                  --------     -----------------     --------------     ------------
                                  ........................(Dollars in millions)......................
Registration statement dated
December 20, 2002 (including
$2.88 billion Medium-Term
Note Program and $1.0 billion
Retail Medium-Term Note
Program)                           $6,080(a)         $5,593            $5,609              $5,609

Registration statement dated
December 28, 2004 (including
$2.0 billion Medium Term Note
Program)                            7,045(b)             --               500              1,300

Euro Medium-Term Note
Programme dated
May 2004 (c)(d)                     7,000             4,475             4,475              4,475

----------

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

Capital Lease Obligations

        We have Export Credit lease financings which provided ten-year amortizing loans in the form of capital lease obligations. The interest rate on 62.5% of the original financed amount is 6.55% and the interest rate on 22.5% of the original financed amount is fixed at rates varying between 6.18% and 6.89%. These two tranches are guaranteed by various European Export Credit Agencies. The remaining 15% of the original financed amount was prepaid by the Company in 2000. At March 31, 2005, $20.5 million was still outstanding.

Bank Term Debt

        In January 1999, we entered into an Export Credit Facility, for up to a maximum of $4.3 billion, for aircraft delivered through 2001. The facility was used to fund 85% of each aircraft's purchase price. This facility is guaranteed by various European Export Credit Agencies. We financed 62 aircraft using $2.8 billion under this facility over ten years with interest rates from 5.753% to 5.898%. We have collateralized the debt by a pledge of the shares of a subsidiary which holds title to the aircraft financed under the facility. At March 31, 2005, $1.5 billion was outstanding under the facility and the net book value of the related aircraft was $2.9 billion.

        During 2003, we borrowed $1.3 billion under various bank financing arrangements. The financings mature through 2009. One tranche of one of the loans totaling $410 million was funded in Japanese yen and swapped to US dollars. The interest rates are LIBOR based with spreads ranging from 0.375% to 1.625%.

        In May 2004, we entered into an Export Credit Facility for up to a maximum of $2.64 billion, for Airbus aircraft to be delivered in 2004 and 2005. The facility will be used to fund 85% of each aircraft's purchase price. This facility becomes available as the various European Export Credit Agencies provide their guarantees for aircraft based on a six-month forward-looking calendar. The financing is for a ten-year fully amortizing loan per aircraft at an interest rate determined through a bid process. We have collateralized the debt by a pledge of the shares of a subsidiary which holds title to the aircraft financed under this facility. As of March 31, 2005, nine aircraft were financed under this facility and $603.6 million was outstanding. Subsequent to March 31, through May 12, 2005, an additional four aircraft were financed under the facility for an amount of $282.1 million. As well, subsequent to March 31, 2005, the facility expiration date was extended to May 31, 2006.

ITEM 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        In August 2004, the Company received a commitment for an Ex-Im Bank comprehensive guarantee in the amount of $1.68 billion to support the financing of up to 30 new Boeing aircraft. The delivery period initially extends from September 1, 2004 through August 31, 2005. We have extended the delivery period to February 28, 2006 and may extend it further to August 31, 2006. As of March 31, 2005, we had not financed any aircraft under this facility.

Commercial Paper

        We currently have a $6.0 billion Commercial Paper Program. Under this program, we may borrow in minimum increments of $100,000 for periods from one day to 270 days. It is our intention to only sell commercial paper to a maximum amount of 75% of the total amount of the backup facilities available (see Bank Commitments). The weighted average interest rate of our commercial paper outstanding was 2.87% at March 31, 2005 and 2.34% at December 31, 2004.

Bank Commitments

        As of March 31, 2005, we had committed revolving loans and lines of credit with 30 banks aggregating $6.0 billion, including a $2.0 billion five-year tranche that expires in October of 2009 and a $4.0 billion 364-day tranche that expires in October of 2005, with a one-year term out option. Subsequent to March 31, 2005, we entered into two $500 million, 180-day revolving credit agreements with banks, each with a one-year term out option. These revolving loans and lines of credit provide for interest rates that vary according to the pricing option in effect at the time of borrowing. Pricing options include prime, a range from .25% over LIBOR to .45% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The revolving loans and lines of credit are subject to facility fees of up to .10% of amounts available. This financing is used as backup for our maturing debt and other obligations. We expect to replace or extend these credit agreements on or prior to their expiration dates. We had not drawn against our revolving loans and lines of credit as of March 31, 2005. Subsequent to March 31, 2005, we drew $500 million against a revolving credit agreement.

        In March 2004, an indirect subsidiary of the Company entered into a credit facility providing for an 18-month commitment for a $500 million revolving loan. The loan backs up the subsidiary's $1.0 billion secured note facility available to purchase new aircraft from Boeing and Airbus. We have guaranteed the subsidiary's obligations under the credit facility and the secured note facility. The credit facility is available for borrowing only if the subsidiary is unable to sell notes under the secured note facility on acceptable terms. The subsidiary had not drawn on the credit facility or issued any notes under the secured note facility as of March 31, 2005.

Other Variable Interest Entities

        We have sold aircraft to entities owned by third parties and from time to time we have issued asset value guarantees or loan guarantees related to the aircraft sold. Management has determined ten such entities, each owning one aircraft, are Variable Interest Entities ("VIEs") in which we are a primary beneficiary, as defined by Financial Accounting Standards Board Interpretation No. 46R ("FIN 46R"). In accordance with FIN 46R, we have consolidated these entities commencing December 31, 2003.

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

Derivatives

        In the normal course of business, we employ a variety of derivative products to manage our exposure to interest rates and foreign currency exchange rates and the resulting impact of changes in interest rates and exchange rates on earnings with the objective to eliminate all foreign currency risk, lower our overall borrowing cost and maintain an optimal mix of variable and fixed rate interest obligations.

ITEM 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We enter into derivative transactions only to hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements, currency swap agreements, and interest rate floor agreements. In 2004, as a result of a customer bankruptcy, we assumed liabilities in the form of a derivative contract. The derivative does not qualify as a hedge under Statement of Financial Accounting Standards Board No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"). The derivative is carried at fair market value on our Consolidated Balance Sheets with changes in market value taken through income.

        The counterparty to our derivative instruments is AIG Financial Products Corp. ("AIGFP"), a related party. The derivatives are subject to a bilateral security agreement, which, in certain circumstances, may allow one party to the agreement to require the second party to the agreement to provide collateral. Failure of the instruments or counterparty to perform under the derivative contracts would have a material impact on our results of operations.

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

        Turmoil in the airline industry, recent developments at AIG and credit concerns regarding large corporate borrowers have led to increased uncertainty in the debt markets in which we borrow funds. While we have been able to borrow the funds necessary to finance operations in the current market environment, additional turmoil in the airline industry or political environment could limit our ability to borrow funds from our current funding sources. Should this occur we would seek alternative sources of funding, including securitizations, manufacturers' financings, drawings upon our revolving loans and lines of credit facilities or additional short-term borrowings. If we were unable to obtain sufficient funding, we could negotiate with manufacturers to defer deliveries of certain aircraft.

        The following summarizes our contractual obligations at March 31, 2005, and the possible effect of such obligations on our liquidity and cash flows in future periods.

Existing Commitments (Exclusive of Interest)


                         Commitments Due by Fiscal Year



                            Total          2005           2006           2007           2008            2009      Thereafter
                        .......................................(Dollars in thousands)........................................
Public and Bank
Term Debt ..........    $20,285,999    $ 2,626,257    $ 3,721,292    $ 3,626,137    $ 3,809,580    $ 3,710,022    $ 2,792,711

Capital Lease
Obligations ........         20,497         20,497             --             --             --             --             --

Commercial Paper ...      4,460,566      4,460,566             --             --             --             --             --

Operating Leases ...        100,253          6,233          8,629          8,951          9,303          9,594         57,543

Purchase Commitments     19,552,000      3,803,800      5,487,200      4,645,000      3,696,100      1,552,700        367,200
                        -----------------------------------------------------------------------------------------------------

Total ..............    $44,419,315    $10,917,353    $ 9,217,121    $ 8,280,088    $ 7,514,983    $ 5,272,316    $ 3,217,454
                        =====================================================================================================

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Contingent Commitments


                     Contingency Expiration by Fiscal Year

                              -----------------------------------------------------------------------------
                               Total         2005        2006       2007         2008       2009  Thereafter
                              -----------------------------------------------------------------------------
                              ............................(Dollars in thousands).............................
Purchase Options on New
Aircraft .................    $361,400    $     --    $ 81,400    $280,000    $     --    $  --    $     --

Put Options (a) ..........     327,350      23,300          --          --          --       --     304,050

Asset Value Guarantees (a)      65,689       2,500       5,452       6,815       8,178       --      42,744

Loan Guarantees (a) ......     143,915          --      97,677          --          --       --      46,238

Lines of Credit ..........      50,000          --          --          --          --       --      50,000
                              -----------------------------------------------------------------------------
Total ....................    $948,354    $ 25,800    $184,529    $286,815    $  8,178    $  --    $443,032
                              =============================================================================


----------

(a) From time to time, we participate with airlines, banks and other financial institutions to assist in financing aircraft by providing asset guarantees, put options, or loan guarantees collateralized by aircraft. As a result, should we be called upon to fulfill our obligations, we would have recourse to the value of the underlying aircraft.

NON-GAAP FINANCIAL MEASURES

Lease Margin

        Lease Margin is defined as Rental of flight equipment less total expenses, adjusted for VIE expenses related to Other Variable Interest Entities, divided by Rental of flight equipment. Lease Margin is a measure by which we isolate and evaluate the overall profitability of our contractual leasing operations, which constitute our primary revenue generating activity. Beginning in 2004, to more accurately portray the trend of our core leasing operations, we began to adjust total expenses in the calculation of Lease Margin by excluding the above mentioned VIE expenses. Related VIE revenues are included in Interest and other and are by definition excluded from the calculation of Lease Margin. VIE revenues and expenses are recorded in our 2005 net income as a result of our adoption of FIN 46R beginning December 31, 2003. The most directly comparable GAAP financial measure is Profit Margin. The following is a reconciliation of Profit Margin to Lease Margin:

                                                Three months
                                         2005                2004
                                        ------              ------
                                       ....(Dollars in millions)...
Total revenues (A) ...............    $  858.4            $  779.2
Flight equipment marketing .......       (16.4)              (35.4)

Interest and other ...............       (12.9)              (20.9)
                                      --------            --------

Rental of flight equipment (B) ...       829.1               722.9
                                      --------            --------
Total expenses (C) ...............       665.4               589.3
VIE expenses .....................        (5.2)               (3.7)
                                      --------            --------
Adjusted total expenses (D) ......       660.2               585.6
                                      --------            --------
Profit margin (A) - (C) = (E) ....    $  193.0            $  189.9
Lease margin (B) - (D) = (F) .....    $  168.9            $  137.3
Profit margin % (E) divided by (A)        22.5%               24.4%
Lease margin % (F) divided by (B)         20.4%               19.0%

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - Three months ended March 31, 2005 versus 2004.

        Revenues from the rental of flight equipment increased 14.7% to $829.1 million in 2005 compared to $722.9 million in 2004, due to an increase in the number of aircraft available for operating lease (699 at March 31, 2005 compared to 619 at March 31, 2004), partially offset by aircraft being reconfigured and redelivered and therefore not earning revenue for the entire period. We had one aircraft in our fleet that was not subject to a signed lease agreement or a signed letter of intent at March 31, 2005. Lease Margin for the period increased to 20.4% in 2005 compared to 19.0% for the same period in 2004. Profit Margin decreased to 22.5% compared to 24.4% for the same periods primarily due to revenue related to aircraft sales. Management expects factors described in our Overview to continue to negatively impact revenues in 2005 and beyond, even as we may see increases in the Lease Margins going forward, as some airlines continue to experience financial difficulties and improving trends in lease rates take time to be completely reflected in our lease revenues.

        At March 31, 2005, our fleet, on which we earn rental revenue, consisted of 699 aircraft compared to a fleet of 619 aircraft at March 31, 2004. The cost of the leased fleet increased to $39.6 billion at March 31, 2005, compared to $34.6 billion at March 31, 2004.

        In addition to leasing operations, we engage in the marketing of flight equipment throughout the lease term, as well as the sale of third party owned flight equipment on a principal and commission basis. Revenues from flight equipment marketing increased to $16.4 million in 2005 compared to $9.7 million in 2004. We sold twelve aircraft during the first quarter of 2005, eleven of which were in the form of sales-type leases, compared to three aircraft during the same period in 2004.

        Further, during the first quarter of 2004, the Company sold 34 aircraft to a trust included in the consolidated financial statements of the Company's parent (see Note C of Notes to Condensed Consolidated Financial Statements). The gains, net of expenses, related to the transaction is included in Flight Equipment Marketing - Securitization.

        Interest and other revenue decreased to $12.9 million in 2005 compared to $20.9 million in 2004 primarily due to a decrease in foreign currency exchange gains.

        Interest expense increased to $253.6 million in 2005 compared to $233.8 million in 2004 as a result of an increase in average debt outstanding, borrowed to finance aircraft acquisitions (excluding the effect of debt discount and foreign exchange adjustments), to $24.0 billion in 2005 compared to $22.1 billion in 2004. Our composite borrowing rates in 2005 and 2004 were as follows:

                                                     Increase
                           2005           2004      (decrease)
                           ----           ----      ----------
Beginning of Quarter       4.34%         4.53%        (0.19)%

End of Quarter             4.49%         4.34%         0.15%

Average                    4.42%         4.43%        (0.01)%

        Interest expense for the three months ended March 31, 2005 includes a $0.1 million reduction related to derivative ineffectiveness and mark-to-market of derivatives not considered a hedge under FAS 133.

        Depreciation of flight equipment increased 12.1% to $331.2 million in 2005 compared to $295.6 million in 2004 due to the increased cost of the fleet.

        Provision for overhauls increased to $44.1 million in 2005 compared to $34.9 million in 2004 due to an increase in the aggregate number of hours flown on which we collect overhaul revenue and against which the provision is computed and an increase in the rate used to calculate the provision.

        Selling, general and administrative expenses increased to $36.4 million in 2005 compared to $25.0 million in 2004 primarily due to higher expenses to support our larger fleet.

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

        Other comprehensive income was $54.5 million in 2005 compared to a $98.5 million loss in 2004, primarily due to changes in the market value of cash flow hedges.

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

        Management believes that statistical models alone do not provide a reliable method of monitoring and controlling market risk. While VaR models are relatively sophisticated, the quantitative market risk information generated is limited by the assumptions and parameters established in creating the related models. Therefore, such models are tools and do not substitute for the experience or judgment of senior management.

        We are exposed to market risk and the risk of loss of fair value and possible liquidity strain resulting from adverse fluctuations in interest rates and foreign exchange prices. We statistically measure the loss of fair value through the application of a VaR model on a quarterly basis. In this analysis ILFC's net fair value is determined using the financial instrument and other assets. This includes tax adjusted future flight equipment lease revenues, and financial instrument liabilities, which includes future servicing of current debt. The estimated impact of current derivative positions is also taken into account.

        We calculate the VaR with respect to the net fair value by using historical scenarios. This methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical information for interest rates and foreign exchange rates were used to construct the historical scenarios at March 31, 2005 and December 31, 2004, respectively. For each scenario, each financial instrument is re-priced. Scenario values for ILFC are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum adverse deviation in fair market value incurred under these scenarios with 95% confidence (i.e. only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period is assumed in computing the VaR figure. The following table presents the average, high and low VaRs on a combined basis and of each component of market risk for ILFC as of March 31, 2005 and December 31, 2004:

                                ILFC Market Risk

                ----------------------------------------------------------------
                        Three months                      Year Ended
                     Ended March 31, 2005             December 31, 2004
                ----------------------------------------------------------------
                ...........................(Dollars in millions)...............
                Average      High        Low     Average       High         Low
                -------      ----        ---     -------       ----         ---
Combined         76.4       111.7       34.6     $  69.6     $  86.3     $  34.6

Interest Rate    76.5       112.4       35.0        69.7        86.4        35.0

Currency          0.7         2.0        0.3         0.3         0.5         0.2

ITEM 4.                         CONTROLS AND PROCEDURES


(a) The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to management of the Company, including the Chairman of the Board and Chief Executive Officer and the Vice Chairman, Chief Financial Officer and Chief Accounting Officer (collectively the "Certifying Officers"), as appropriate, to allow timely decisions regarding required disclosure. The management of the Company, including the Certifying Officers, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

        Variable Interest Entities

        The Company's consolidated financial statements for the period ended March 31, 2005, include assets in the amount of $148.4 million, liabilities in the amount of $67.2 million and a net gain of $1.6 million related to Variable Interest Entities ("VIEs"). The Company's assessment of disclosure controls and procedures, as described above, includes the VIEs. Each of the VIEs has a discrete number of assets and the Company, as lender and guarantor to the VIEs, has been provided sufficient information to conclude that the Company's procedures with respect to these VIEs are effective in providing reasonable assurance that the information required to be disclosed by the Company relating to these entities is reconciled, processed, summarized and reported within the periods specified by the Securities and Exchange Commission. However, management has been unable to assess the effectiveness of internal controls at those entities, due to the Company's inability to dictate or modify the controls of those entities, or to assess those controls.

(c) There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation referred to above that occurred during the Company's first quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There has been no change in the legal proceedings to which the Company is a party. See "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On March 31, 2005, the shareholders of the Company, by unanimous written consent, elected the following persons as directors of the
         Company:

         -       William N. Dooley

         -       Leslie L. Gonda

         -       Louis L. Gonda

         -       Alan H. Lund

         -       John L. Plueger

         -       Martin J. Sullivan

         -       Steven F. Udvar-Hazy

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

         10.1 Agreement, dated as of October 28, 2004 among the Company, Barclays Bank PLC and Export-Import Bank of the United States

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



INTERNATIONAL LEASE FINANCE CORPORATION

May 13, 2005                                    /S/ Steven F. Udvar-Hazy
                                                ------------------------
                                                STEVEN F. UDVAR-HAZY
                                                Chairman of the Board and
                                                Chief Executive Officer


May 13, 2005                                    /S/ Alan H. Lund
                                                -------------------------
                                                ALAN H. LUND
                                                Vice Chairman,
                                                Chief Financial Officer
                                                and Chief Accounting Officer

            INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

                                INDEX TO EXHIBITS


     Exhibit No.

          10.1 Agreement, dated as of October 28, 2004 among the Company, Barclays Bank PLC and Export-Import Bank of the United States

          12. Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends

          31.1      Certification of Chairman of the Board and Chief Executive
                    Officer

          31.2 Certification of Vice Chairman, Chief Financial Officer and Chief Accounting Officer

          32.1      Certification under 18 U.S.C., Section 1350