Form 10-K/A
period 2004-12-31
INTERNATIONAL LEASE FINANCE CORP
filed 2005-08-15
CIK 714311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

ANNUAL REPORT
(Amendment No. 3)

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

Explanatory Note

      This Form 10-K/A is being filed to reflect the restatement of International Lease Finance Corporation’s (the “Company”) previously issued Consolidated Financial Statements. See Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Controls and Procedures and the Consolidated Financial Statements, including the Note B of Notes to Consolidated Financial Statements, for the impact of the restatement on each year presented.

      This amendment to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 amends and restates only those items of the previously filed Form 10-K which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update such disclosures except as required to reflect the effects of the restatement. For additional information regarding the restatement, see Note B of Notes to Consolidated Financial Statements included in Part II, Item 8.

      Financial numbers are presented in thousands of U.S. dollars throughout this Form 10-K/A which may result in rounding differences.

INTERNATIONAL LEASE FINANCE CORPORATION

2004 FORM 10-K/A ANNUAL REPORT

Restatement

      The following information describes the corrections in accounting for certain derivatives transactions and foreign currency transactions and for certain payments from aircraft and engine manufacturers, together with the effect on International Lease Finance Corporation’s (“ILFC,” the “Company,” “our”) Consolidated Statement of Income and Consolidated Balance Sheet accounts.

Derivative Instruments

      ILFC enters into derivative instruments to hedge interest rates and foreign currency risks. As part of the previously announced restatement of the financial statements of American International Group, Inc. (“AIG”), ILFC’s indirect parent corporation, AIG began an intensive review of the books and records relating to a wide variety of transactions entered into by AIG and its subsidiaries. During the review of all hedge transactions, after ILFC had filed its 2004 Form 10-K and first quarter 2005 Form 10-Q, deficiencies were identified related to ILFC’s documentation of hedge transactions and errors were identified in the application of the proper accounting for derivative related transactions under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). The review identified:

•	Documentation deficiencies related to portions of Euro denominated debt that ILFC had designated as a hedge against future operating lease payments receivable denominated in Euros. The review revealed that the documentation related to these hedges was insufficient to meet the documentation criteria under SFAS 133 and it was concluded that ILFC could not apply hedge accounting to the transactions. The economics of the transactions are not affected.

•	Certain Euro denominated cash accounts associated with the aforementioned operating lease payments and certain foreign currency denominated debt required mark-to-spot treatment under Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, which were not properly accounted for at the end of each quarter during the years 2004, 2003, 2002 and 2001.

•	Documentation deficiencies related to four commercial paper swaps where portions of ILFC’s commercial paper program were swapped from floating into fixed interest rates. The review revealed that the documentation related to these hedges was insufficient to meet the documentation criteria under SFAS 133 and it was concluded that ILFC could not apply hedge accounting to the transactions. The economics of the transactions are not affected.

•	Minor errors under SFAS 133 with respect to derivative instruments related to the reclassification to income from Accumulated other comprehensive income. The corrections will also affect derivative assets and liabilities and accrued interest.

      The accounting restatement for derivative instruments had the following effect on ILFC’s Consolidated Statement of Income and Consolidated Balance Sheet accounts:

	For Years Ended and At December 31,

	2004	2003	2002	2001	2000
Increase (Decrease)

	(Dollars in thousands)
Consolidated Statements of Income:
Interest and other revenue	$(18,316)	$(31,152)	$(42,703)	$24,563	$—
Interest expense	(22,640)	(24,619)	20,500	28,036	—
Selling, general and administrative expense	(3,986)	(1,631)	(1,992)	(687)	—
Net income	5,374	(3,170)	(39,582)	(8,681)	—
Consolidated Balance Sheets:
Cash	(1,906)	11,461	5,646	5,217	—
Derivative assets	(19,306)	—	—	—	—
Accrued interest and other payables	—	—	2,320	(19,760)	—
Foreign currency adjustment	—	142,284	(325)	11,026	—
Derivative liabilities	—	—	—	33,276	—
Accumulated other comprehensive income	32,475	(33,370)	50,849	4,829	—

	For Quarters Ended and At

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
Increase (Decrease)

	(Dollars in thousands)
Consolidated Statements of Income:
Interest and other revenue	$1,426	$905	$(1,349)	$(19,298)
Interest expense	(5,291)	(7,685)	(9,642)	(22)
Selling, general and administrative expense	(665)	(188)	4,713	(7,846)
Net income	4,773	5,676	2,316	(7,391)
Consolidated Balance Sheets:
Cash	3,013	2,740	2,766	(1,906)
Derivative assets	31,623	(32,176)	(319)	(19,306)
Accrued interest and other payables	—	—	—	—
Foreign currency adjustment	(37,152)	(13,076)	(2)	—
Derivative liabilities	—	—	—	—
Accumulated other comprehensive income	57,438	30,259	40,083	32,475

	For Quarters Ended and At

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003
Increase (Decrease)

	(Dollars in thousands)
Consolidated Statements of Income:
Interest and other revenue	$(8,142)	$(10,494)	$(2,010)	$(10,506)
Interest expense	2,617	(9,082)	(11,545)	(6,609)
Selling, general and administrative expense	(736)	(87)	(363)	(445)
Net income	(6,481)	(857)	6,400	(2,232)
Consolidated Balance Sheets:
Cash	7,260	6,454	7,476	11,461
Derivative assets	—	—	—	—
Accrued interest and other payables	—	—	1,671	—
Foreign currency adjustment	(325)	(325)	(325)	142,284
Derivative liabilities	—	—	—	—
Accumulated other comprehensive income	59,923	60,260	53,405	(33,370)

      Though the economics of the hedge transactions are not affected, the corrections will significantly increase inter-period volatility due to the non-qualification of hedge accounting treatment under SFAS 133. Thus, the effect on Net income, Retained earnings and Shareholders’ equity will differ from period to period.

Certain Payments from Aircraft and Engine Manufacturers

      In the course of ILFC’s review of its application of SFAS 133, ILFC, in consultation with its independent registered public accountants, identified an error in its accounting for certain payments received from aircraft and engine manufacturers. Under arrangements with these manufacturers, in certain circumstances the manufacturers established notional accounts for the benefit of ILFC, to which amounts were credited by the manufacturers in connection with the purchase by and delivery to ILFC and the lease of aircraft. Amounts credited to the notional accounts were used at ILFC’s direction to protect ILFC from certain events including loss when airline customers of ILFC defaulted on lease payment obligations, to provide lease subsidies and other incentives to ILFC airline customers in connection with leases of certain aircraft and to reduce ILFC’s cost of aircraft purchased.

      Historically, ILFC recorded as revenues gross lease receipts from customers who had received lease subsidies from the notional accounts and amounts paid directly to ILFC from the notional accounts in connection with lessee defaults. Amounts recorded as revenue at the time they were disbursed to ILFC or its lessees should have been recorded as a reduction of the purchase price of the aircraft at the time of delivery.

      The accounting restatement for the manufacturers’ payments had the following effect on ILFC’s Consolidated Statement of Income and Consolidated Balance Sheet accounts:

	For Years Ended and At December 31,

	2004	2003	2002	2001	2000
Increase (Decrease)

	(Dollars in thousands)
Consolidated Statements of Income:
Rentals of flight equipment revenue	$(124,300)	$(133,885)	$(131,734)	$(62,208)	$(50,460)
Flight equipment marketing revenue	8,868	(12,088)	(17,862)	(31,043)	(25,219)
Interest and other revenue	248	543	2,641	4,200	4,749
Depreciation expense	(45,175)	(40,869)	(36,329)	(31,289)	(25,526)
Net income	(45,272)	(67,614)	(71,536)	(37,352)	(29,360)
Consolidated Balance Sheets:
Accrued interest, other receivables and other assets	80,238	48,358	103,281	159,888	147,806
Flight equipment under operating leases (net)	(575,219)	(473,329)	(423,692)	(369,673)	(299,828)

	For Quarters Ended and At

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
Increase (Decrease)

	(Dollars in thousands)
Consolidated Statements of Income:
Rentals of flight equipment revenue	$(24,978)	$(33,125)	$(33,502)	$(32,695)
Flight equipment marketing revenue	6,569	1,176	(464)	1,587
Interest and other revenue	50	78	77	43
Depreciation expense	(10,829)	(11,284)	(11,316)	(11,746)
Net income	(4,869)	(13,312)	(14,598)	(12,493)
Consolidated Balance Sheets:
Accrued interest, other receivables and other assets	68,415	89,909	60,287	80,238
Flight equipment under operating leases (net)	(500,917)	(543,410)	(535,948)	(575,219)

	For Quarters Ended and At

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003
Increase (Decrease)

	(Dollars in thousands)
Consolidated Statements of Income:
Rentals of flight equipment revenue	$(21,189)	$(30,669)	$(33,861)	$(48,166)
Flight equipment marketing revenue	—	(11,262)	(4,089)	3,263
Interest and other revenue	162	110	185	86
Depreciation expense	(9,572)	(10,237)	(10,500)	(10,560)
Net income	(7,407)	(20,424)	(17,631)	(22,152)
Consolidated Balance Sheets:
Accrued interest, other receivables and other assets	90,598	103,584	85,847	48,358
Flight equipment under operating leases (net)	(422,463)	(467,034)	(476,561)	(473,329)

Aggregate Effect of the Restatement

      The restatement had the following aggregate effect on ILFC’s Consolidated Statement of Income and Consolidated Balance Sheet accounts:

	For Years Ended and At December 31,

	2004	2003	2002	2001	2000
Increase (Decrease)

	(Dollars in thousands)
Consolidated Statements of Income:
Revenue	$(133,500)	$(176,582)	$(189,658)	$(64,488)	$(70,930)
Expense	(71,801)	(67,119)	(17,821)	(3,940)	(25,526)
Net income(a)	(39,898)	(70,784)	(111,118)	(46,033)	(29,360)
Consolidated Balance Sheets:
Total assets	(529,208)	(413,510)	(327,502)	(212,591)	(158,562)
Total liabilities	(195,543)	(53,895)	(122,894)	(78,716)	(57,017)
Total shareholders’ equity	(333,665)	(359,615)	(204,608)	(133,875)	(101,545)

(a)	The effect on net income prior to the year 2000 was $(68,945).

	For Quarters Ended and At

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
Increase (Decrease)

	(Dollars in thousands)
Consolidated Statements of Income:
Revenue	$(16,933)	$(30,966)	$(35,238)	$(50,363)
Expense	(16,785)	(19,157)	(16,245)	(19,614)
Net income	(96)	(7,636)	(12,282)	(19,884)
Consolidated Balance Sheets:
Total assets	(453,387)	(482,937)	(473,214)	(529,208)
Total liabilities	(184,487)	(179,221)	(167,040)	(195,543)
Total shareholders’ equity	(268,900)	(303,716)	(306,174)	(333,665)

	For Quarters Ended and At

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003
Increase (Decrease)

	(Dollars in thousands)
Consolidated Statements of Income:
Revenue	$(29,169)	$(52,315)	$(39,775)	$(55,323)
Expense	(7,691)	(19,406)	(22,408)	(17,614)
Net income	(13,888)	(21,281)	(11,231)	(24,384)
Consolidated Balance Sheets:
Total assets	(340,659)	(376,526)	(406,605)	(413,510)
Total liabilities	(129,116)	(141,805)	(151,347)	(53,895)
Total shareholders’ equity	(211,543)	(234,721)	(255,258)	(359,615)

      ILFC’s aggregate cash flows were unaffected. ILFC continues to be in compliance with its debt covenants after the restatement.

Capital Contribution

      AIG and its subsidiaries made a capital contribution of approximately $400 million on August 11, 2005, to offset the reduction in our shareholders’ equity resulting from the restatement.

PART I

Item 1. Business

General

      International Lease Finance Corporation (the “Company,” “management,” “we,” “our,” “us”) primarily acquires new commercial jet aircraft from The Boeing Company, or Boeing, and AVSA, S.A.R.L., the sales subsidiary of Airbus Industries, or Airbus and leases these aircraft to airlines throughout the world. In addition to our leasing activity, we regularly sell aircraft from our leased aircraft fleet to other leasing companies, financial services companies, investors, and airlines. In some cases we provide fleet management services to companies with aircraft portfolios for a management fee. We also remarket and sell aircraft owned by others for a fee. In terms of the number and value of transactions concluded, we are a major owner-lessor of commercial jet aircraft.

      As of December 31, 2004, we owned 667 jet aircraft and had nine aircraft in the fleet that were classified as finance leases. Additionally, we provided fleet management services for 101 jet aircraft. See “Item 2. Properties — Flight Equipment.” At December 31, 2004, we had committed to purchase 371 new and used aircraft deliverable through 2010 at an estimated aggregate purchase price of $21.6 billion, of which we currently anticipate taking delivery of 97 new aircraft in 2005 with an estimated aggregate purchase price of $5.6 billion. We also had options to purchase an additional six new aircraft deliverable through 2007 at an estimated aggregate purchase price of $361.4 million. The recorded basis of aircraft may be adjusted upon delivery to reflect notional credits given by the manufacturers in connection with the leasing of aircraft as discussed in the Restatement above. See “Item 2. Properties — Commitments.”

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

      To meet the needs of a growing number of airlines, some of our leases are negotiated in Euros. As the Euro to U.S. Dollar exchange rate fluctuates, airlines’ interest in entering into Euro denominated lease agreements will change. Once we agree to the rental payment currency with an airline, the negotiated currency remains for the term of the lease. The economic risk arising from foreign currency has, to date, been immaterial to us. We are, however exposed to currency risk on future lease payments denominated in Euros.

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

Flight Equipment Marketing

      We may dispose of our leased aircraft at or before the expiration of their leases. The buyers of our aircraft include the aircraft’s lessee, another aircraft operator, financial institutions, private investors and third party lessors. From time to time, we engage in transactions to buy aircraft for resale. In other cases, we assist our customers in acquiring or disposing of aircraft by providing consulting services and procurement of financing from third parties. Any gain or loss on disposition of leased aircraft is included in the caption “Flight equipment marketing” in our Consolidated Statements of Income. In 2003 and early 2004, we sold aircraft into securitization trusts which were primarily funded and owned by other subsidiaries of AIG and are consolidated by AIG. The transactions were structured as securitizations. The gains, net of expense, are included in “Flight equipment marketing — Securitization” in our Consolidated Statements of Income. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for more information on these transactions.

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

      During 2004, we had one customer that accounted for 10% or more of total Rental of flight equipment revenue, Air France ($309.5 million or 10.5%).

      Revenues include rentals of flight equipment to foreign airlines of $2,662,182,000 (2004), $2,497,085,000 (2003), and $2,192,228,000 (2002), comprising 90.0%, 89.0%, and 86.1%, respectively, of total Rentals of flight equipment revenue. See Note K of Notes to Consolidated Financial Statements. Lease revenues from the rental of flight equipment have been reduced by payments received directly by us or by our customers from the notional accounts established by the aircraft and engine manufacturers.

      The following table sets forth the dollar amount and percentage of total rental revenues attributable to the indicated geographic areas based on each airline’s principal place of business for the years indicated:

	2004 (Restated)		2003 (Restated)		2002 (Restated)

	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
Europe	$1,432,441	48.5%	$1,315,851	46.9%	$1,147,461	45.1%
Asia and the Pacific	689,201	23.3	661,956	23.6	586,183	23.0
United States and Canada	382,090	12.9	424,457	15.0	461,762	18.1
Central and South America and Mexico	208,622	7.1	221,067	7.9	199,746	7.9
Africa and the Middle East	243,170	8.2	183,880	6.6	150,990	5.9

	$2,955,524	100%	$2,807,211	100%	$2,546,142	100%

      The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue based on each airline’s principal place of business for the years indicated:

	2004 (Restated)		2003 (Restated)		2002 (Restated)

	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
France	$351,394	11.9%	$326,010	11.6%	$—	—%
China	357,512	12.1	308,204	11.0	278,464	10.9
United States	—	—	310,126	11.0	354,912	13.9
United Kingdom	—	—	—	—	272,339	10.7

Competition

      The leasing, remarketing and sale of jet aircraft is highly competitive. We face competition from aircraft manufacturers, banks, financial institutions, other leasing companies, aircraft brokers and airlines. Competi-

tion for a leasing transaction is based on a number of factors including delivery dates, lease rates, term of lease, other lease provisions, aircraft condition and the availability in the market place of the types of aircraft to meet the needs of the customer. We believe we are a strong competitor in all of these areas. However, recent overcapacity in selected types of aircraft in the market place has increased competition from other entities leasing aircraft which has caused downward pressure on lease rates and lease revenue and, possibly, aircraft values. As the overcapacity is absorbed in the market place, we expect this trend to rebound. In fact, the overcapacity of certain aircraft types has been absorbed in the market place, and we now see higher lease rates on newly signed leases on those aircraft types.

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

Commitments

      At December 31, 2004, we had committed to purchase the following new aircraft at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $21.3 billion for delivery as shown below. The recorded basis of aircraft may be adjusted upon delivery to reflect notional credits given by the manufacturers in connection with the leasing of aircraft.

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

      At December 31, 2004, we had options to purchase the following new aircraft at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $361.4 million for delivery as shown below. The recorded basis of aircraft may be adjusted upon delivery to reflect notional credits given by the manufacturers in connection with the leasing of aircraft.

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

      The new aircraft listed above are being purchased pursuant to master agreements with each of Boeing and Airbus. These agreements establish the pricing formulas (which include certain price adjustments based upon inflation and other factors) and various other terms with respect to the purchase of aircraft. Under certain circumstances, we have the right to alter the mix of aircraft type ultimately acquired. As of December 31,

2004, we had made non-refundable deposits (exclusive of capitalized interest) with respect to the aircraft which we have committed to purchase of approximately $464 million with Boeing and $616 million with Airbus.

      Under arrangements with manufacturers, in certain circumstances the manufacturers establish notional accounts for the benefit of ILFC, to which amounts are credited by the manufacturers in connection with the purchase by and delivery to ILFC and the lease of aircraft. Amounts credited to the notional accounts are used at ILFC’s direction to protect ILFC from certain events including loss when airline customers of ILFC default on lease payment obligations, to provide lease subsidies and other incentives to ILFC airline customers in connection with leases of certain aircraft and to reduce ILFC’s cost of aircraft purchased.

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

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (Restated)

      The Company is an indirect wholly owned subsidiary of AIG and the Company’s common stock is not listed on any national exchange or traded in any established market. We paid cash dividends to our parent company of $35.5 million (2004), $49.0 million (2003) and $26.0 million (2002). It is our intention to pay our parent company an annual dividend of at least 7% of net income subject to the dividend preference of any preferred stock outstanding. Under the most restrictive provisions of our borrowing arrangements, consolidated retained earnings at December 31, 2004 in the amount of approximately $1.3 billion were unrestricted as to the payment of dividends.

      AIG and its subsidiaries made a capital contribution on August 11, 2005 of approximately $400 million, to offset the reduction in our shareholders’ equity resulting from the restatement.

Item 6. Selected Financial Data

      As more fully described in the Explanatory Note and in Note B of the Notes to Consolidated Financial Statements, the Company is restating its financial statements and other financial information for the years ended December 31, 2004, 2003, 2002, 2001 and 2000.

      The following table summarizes selected consolidated financial data and certain operating information of the Company. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Years Ended December 31,

	2004	2003	2002	2001	2000
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

	(Dollar amounts in thousands)
Operating Data:
Rentals of flight equipment	$2,955,524	$2,807,211	$2,546,142	$2,411,576	$2,250,980
Flight equipment marketing	77,664	28,988	48,454	31,840	74,497
Flight equipment marketing — securitization	32,854	23,245	—	—	—
Interest and other income	93,844	17,907	64,655	108,809	82,338
Total revenues	3,159,886	2,877,351	2,659,251	2,552,225	2,407,815
Expenses	2,491,779	2,236,545	2,037,784	1,859,054	1,747,026
Income before income taxes and cumulative effect of accounting change	668,107	640,806	621,467	693,171	660,789
Net income	462,006	435,481	417,406	471,058	441,529
Lease margin(a)(b)	18.22%	20.32%	19.96%	22.91%	22.39%
Operating margin(b)(c)	21.14%	22.27%	23.37%	27.16%	27.44%
Ratio of Earnings to Fixed Charges and Preferred Stock Dividends(d):	1.62x	1.58x	1.55x	1.65x	1.63x
Balance Sheet Data:
Flight equipment under operating leases (net of accumulated depreciation)	$30,505,422	$28,190,689	$24,864,055	$20,613,524	$17,578,561
Net investment in finance and sales-type leases	307,466	303,373	150,611	142,013	114,062
Total assets	34,007,900	31,291,562	27,148,615	22,940,830	19,541,609
Total debt	23,175,596	21,852,743	18,977,268	15,826,296	13,436,181
Shareholders’ equity	5,329,937	4,856,504	4,414,071	3,889,916	3,413,125
Other Data:
Aircraft lease portfolio at period end(e):
Owned	667	611	543	453	383
Leased in	—	—	13	18	19
Subject to finance lease	9	9	5	4	3
Aircraft sold or remarketed during the period	49	39	8	7	20

See notes on following page

(a)	“Rentals of flight equipment” less “Expenses”, adjusted for expenses related to variable interest entities and a charge related to a Customer bankruptcy (2004), divided by “Rentals of flight equipment”. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(b)	Includes the unrealized gain (loss) attributable to economic hedges not qualifying for hedge accounting treatment under SFAS 133, including the related foreign exchange gains and losses, as discussed in Restatement. This will increase the inter-period volatility in the operating and lease margin percentages.

(c)	“Income before income taxes and cumulative effect of accounting change” divided by “Total revenues”.

 (d) See Exhibit 12.

 (e) See “Item 2. Properties — Flight Equipment.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement

      The following information describes the corrections in accounting for certain derivatives transactions and foreign currency transactions and for certain payments from aircraft and engine manufacturers, together with the effect on International Lease Finance Corporation’s (the “Company,” “management,” “we,” “our,” “us”) Consolidated Statement of Income and Consolidated Balance Sheet accounts.

Derivative Instruments

      ILFC enters into derivative instruments to hedge interest rates and foreign currency risks. As part of the previously announced restatement of the financial statements of American International Group, Inc. (“AIG”), ILFC’s indirect parent corporation, AIG began an intensive review of the books and records relating to a wide variety of transactions entered into by AIG and its subsidiaries. During the review of all hedge transactions, after ILFC had filed its 2004 Form 10-K and first quarter 2005 Form 10-Q, deficiencies were identified related to ILFC’s documentation of hedge transactions and errors were identified in the application of the proper accounting for derivative related transactions under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). The review identified:

•	Documentation deficiencies related to portions of Euro denominated debt that ILFC had designated as a hedge against future operating lease payments receivable denominated in Euros. The review revealed that the documentation related to these hedges was insufficient to meet the documentation criteria under SFAS 133 and it was concluded that ILFC could not apply hedge accounting to the transactions. The economics of the transactions are not affected.

•	Certain Euro denominated cash accounts associated with the aforementioned operating lease payments and certain foreign currency denominated debt required mark-to-spot treatment under Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, which were not properly accounted for at the end of each quarter during the years 2004, 2003, 2002 and 2001.

•	Documentation deficiencies related to four commercial paper swaps where portions of ILFC’s commercial paper program were swapped from floating into fixed interest rates. The review revealed that the documentation related to these hedges was insufficient to meet the documentation criteria under SFAS 133 and it was concluded that ILFC could not apply hedge accounting to the transactions. The economics of the transactions are not affected.

•	Minor errors under SFAS 133 with respect to derivative instruments related to the reclassification to income from Accumulated other comprehensive income. The corrections will also affect derivative assets and liabilities and accrued interest.

      The accounting restatement for derivative instruments had the following effect on certain of ILFC’s Consolidated Statement of Income and Consolidated Balance Sheet accounts:

	For Years Ended and At December 31,

	2004	2003	2002	2001	2000
Increase (Decrease)

	(Dollars in thousands)
Consolidated Statements of Income:
Interest and other revenue	$(18,316)	$(31,152)	$(42,703)	$24,563	$—
Interest expense	(22,640)	(24,619)	20,500	28,036	—
Selling, general and administrative expense	(3,986)	(1,631)	(1,992)	(687)	—
Net income	5,374	(3,170)	(39,582)	(8,681)	—
Consolidated Balance Sheets:
Cash	(1,906)	11,461	5,646	5,217	—
Derivative assets	(19,306)	—	—	—	—
Accrued interest and other payables	—	—	2,320	(19,760)	—
Foreign currency adjustment	—	142,284	(325)	11,026	—
Derivative liabilities	—	—	—	33,276	—
Accumulated other comprehensive income	32,475	(33,370)	50,849	4,829	—

	For Quarters Ended and At

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
Increase (Decrease)

	(Dollars in thousands)
Consolidated Statements of Income:
Interest and other revenue	$1,426	$905	$(1,349)	$(19,298)
Interest expense	(5,291)	(7,685)	(9,642)	(22)
Selling, general and administrative expense	(665)	(188)	4,713	(7,846)
Net income	4,773	5,676	2,316	(7,391)
Consolidated Balance Sheets:
Cash	3,013	2,740	2,766	(1,906)
Derivative assets	31,623	(32,176)	(319)	(19,306)
Accrued interest and other payables	—	—	—	—
Foreign currency adjustment	(37,152)	(13,076)	(2)	—
Derivative liabilities	—	—	—	—
Accumulated other comprehensive income	57,438	30,259	40,083	32,475

	For Quarters Ended and At

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003
Increase (Decrease)

	(Dollars in thousands)
Consolidated Statements of Income:
Interest and other revenue	$(8,142)	$(10,494)	$(2,010)	$(10,506)
Interest expense	2,617	(9,082)	(11,545)	(6,609)
Selling, general and administrative expense	(736)	(87)	(363)	(445)
Net income	(6,481)	(857)	6,400	(2,232)
Consolidated Balance Sheets:
Cash	7,260	6,454	7,476	11,461
Derivative assets	—	—	—	—
Accrued interest and other payables	—	—	1,671	—
Foreign currency adjustment	(325)	(325)	(325)	142,284
Derivative liabilities	—	—	—	—
Accumulated other comprehensive income	59,923	60,260	53,405	(33,370)

      Though the economics of the hedge transactions are not affected, the corrections will significantly increase inter-period volatility due to the non-qualification of hedge accounting treatment under SFAS 133. Thus, the effect on Net income, Retained earnings and Shareholders’ equity will differ from period to period.

Certain Payments from Aircraft and Engine Manufacturers

      In the course of ILFC’s review of its application of SFAS 133, ILFC, in consultation with its independent registered public accountants, identified an error in its accounting for certain payments received from aircraft and engine manufacturers. Under arrangements with these manufacturers, in certain circumstances the manufacturers established notional accounts for the benefit of ILFC, to which amounts were credited by the manufacturers in connection with the purchase by and delivery to ILFC and the lease of aircraft. Amounts credited to the notional accounts were used at ILFC’s direction to protect ILFC from certain events including loss when airline customers of ILFC defaulted on lease payment obligations, to provide lease subsidies and other incentives to ILFC airline customers in connection with leases of certain aircraft and to reduce ILFC’s cost of aircraft purchased.

      Historically, ILFC recorded as revenues gross lease receipts from customers who had received lease subsidies from the notional accounts and amounts paid directly to ILFC from the notional accounts in connection with lessee defaults. Amounts recorded as revenue at the time they were disbursed to ILFC or its lessees should have been recorded as a reduction of the purchase price of the aircraft at the time of delivery.

      The accounting restatement for the manufacturers’ payments had the following effect on ILFC’s Consolidated Statement of Income and Consolidated Balance Sheet accounts:

	For Years Ended and At December 31,

	2004	2003	2002	2001	2000
Increase (Decrease)

	(Dollars in thousands)
Consolidated Statements of Income:
Rentals of flight equipment revenue	$(124,300)	$(133,885)	$(131,734)	$(62,208)	$(50,460)
Flight equipment marketing revenue	8,868	(12,088)	(17,862)	(31,043)	(25,219)
Interest and other revenue	248	543	2,641	4,200	4,749
Depreciation expense	(45,175)	(40,869)	(36,329)	(31,289)	(25,526)
Net income	(45,272)	(67,614)	(71,536)	(37,352)	(29,360)
Consolidated Balance Sheets:
Accrued interest, other receivables and other assets	80,238	48,358	103,281	159,888	147,806
Flight equipment under operating leases (net)	(575,219)	(473,329)	(423,692)	(369,673)	(299,828)

	For Quarters Ended and At

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
Increase (Decrease)

	(Dollars in thousands)
Consolidated Statements of Income:
Rentals of flight equipment revenue	$(24,978)	$(33,125)	$(33,502)	$(32,695)
Flight equipment marketing revenue	6,569	1,176	(464)	1,587
Interest and other revenue	50	78	77	43
Depreciation expense	(10,829)	(11,284)	(11,316)	(11,746)
Net income	(4,869)	(13,312)	(14,598)	(12,943)
Consolidated Balance Sheets:
Accrued interest, other receivables and other assets	68,415	89,909	60,287	80,238
Flight equipment under operating leases (net)	(500,917)	(543,410)	(535,948)	(575,219)

	For Quarters Ended and At

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003
Increase (Decrease)

	(Dollars in thousands)
Consolidated Statements of Income:
Rentals of flight equipment revenue	$(21,189)	$(30,669)	$(33,861)	$(48,166)
Flight equipment marketing revenue	—	(11,262)	(4,089)	3,263
Interest and other revenue	162	110	185	86
Depreciation expense	(9,572)	(10,237)	(10,500)	(10,560)
Net income	(7,407)	(20,424)	(17,631)	(22,152)
Consolidated Balance Sheets:
Accrued interest, other receivables and other assets	90,598	103,584	85,847	48,358
Flight equipment under operating leases (net)	(422,463)	(467,034)	(476,561)	(473,329)

Aggregate Effect of the Restatement

      The restatement had the following aggregate effect on ILFC’s Consolidated Statement of Income and Consolidated Balance Sheet accounts:

	For Years Ended and At December 31,

	2004	2003	2002	2001	2000
Increase (Decrease)

	(Dollars in thousands)
Consolidated Statements of Income:
Revenue	$(133,500)	$(176,582)	$(189,658)	$(64,488)	$(70,930)
Expense	(71,801)	(67,119)	(17,821)	(3,940)	(25,526)
Net income(a)	(39,898)	(70,784)	(111,118)	(46,033)	(29,360)
Consolidated Balance Sheets:
Total assets	(529,208)	(413,510)	(327,502)	(212,591)	(158,562)
Total liabilities	(195,543)	(53,895)	(122,894)	(78,716)	(57,017)
Total shareholders’ equity	(333,665)	(359,615)	(204,608)	(133,875)	(101,545)

(a)	The effect on net income prior to the year 2000 was $(68,945).

	For Quarters Ended and At

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
Increase (Decrease)

	(Dollars in thousands)
Consolidated Statements of Income:
Revenue	$(16,933)	$(30,966)	$(35,238)	$(50,363)
Expense	(16,785)	(19,157)	(16,245)	(19,614)
Net income	(96)	(7,636)	(12,282)	(19,884)
Consolidated Balance Sheets:
Total assets	(453,387)	(482,937)	(473,214)	(529,208)
Total liabilities	(184,487)	(179,221)	(167,040)	(195,543)
Total shareholders’ equity	(268,900)	(303,716)	(306,174)	(333,665)

	For Quarters Ended and At

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003
Increase (Decrease)

	(Dollars in thousands)
Consolidated Statements of Income:
Revenue	$(29,169)	$(52,315)	$(39,775)	$(55,323)
Expense	(7,691)	(19,406)	(22,408)	(17,614)
Net income	(13,888)	(21,281)	(11,231)	(24,384)
Consolidated Balance Sheets:
Total assets	(340,659)	(376,526)	(406,605)	(413,510)
Total liabilities	(129,116)	(141,805)	(151,347)	(53,895)
Total shareholders’ equity	(211,543)	(234,721)	(255,258)	(359,615)

      ILFC’s aggregate cash flows were unaffected. ILFC continues to be in compliance with its debt covenants after the restatement.

Capital Contributions

      AIG and its subsidiaries made a capital contribution of approximately $400 million on August 11, 2005, to offset the reduction in our shareholders’ equity resulting from the restatement.

      As more fully described in the Explanatory Note, Restatement and in Note B of Notes to Consolidated Financial Statements, the Company is restating its Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002 and other financial information for these years and 2001 and 2000.

      Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to our operating results for the years ended December 31, 2004, 2003 and 2002.

Overview

      ILFC primarily acquires new jet transport aircraft from Boeing and Airbus and leases these aircraft to airlines throughout the world. In addition to our leasing activity, we sell aircraft from our leased aircraft fleet to other leasing companies, financial services companies and airlines. In some cases, we provide fleet management services to companies with aircraft portfolios for a management fee. We have also provided asset value guarantees and loan guarantees to buyers of aircraft or to financial institutions for a fee. We also remarket and sell aircraft owned or managed by others for a fee.

      As of December 31, 2004, we owned 667 aircraft, had nine aircraft in the fleet that were classified as finance leases, and provided fleet management services for 101 aircraft. We have contracted with Airbus and Boeing to buy 355 new aircraft for delivery through 2010 with an estimated purchase price of $21.3 billion, 97 of which will deliver during 2005. The recorded basis of aircraft may be adjusted to reflect notional credits given by the manufacturers to support the leasing of aircraft, as discussed in Restatement above.

      Our primary source of revenue is from operating leases. One measure of profitability we use is a ratio called Lease Margin, (see “Item 7. Management’s Discussion and Analysis — Non-GAAP Financial Measures”). The airline industry is cyclical in nature and lease margins have generally lowered since the terrorist attacks of September 11, 2001 due to a surplus of aircraft in the marketplace, airline bankruptcies, higher incidents of lease restructurings with troubled airlines, repossessions of aircraft, depressed airline revenue yields, terrorism, and worldwide health concerns (such as SARS). However, since late 2003, airline passenger and cargo traffic worldwide has exhibited measured growth and, despite rising fuel prices which significantly impacted the airline industry during 2004, overall airline industry trends in 2004 showed continued improvement, particularly outside the United States. As a result, during 2004 we saw an increase in demand for newer, modern, fuel efficient aircraft that comprise the bulk of our fleet, and an overall strengthening of lease rates. Although lease rates strengthened during 2004, there is a lag between changes in market conditions and their impact on our results, as contracts signed during times of lower lease rates are still in effect, including a number of new aircraft that delivered in 2004 and some that are scheduled for delivery in 2005. Therefore, the improvement in the airline industry has yet to be completely reflected in our financial performance. Moreover, increasing interest rates, along with other risk factors may impact our future results (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors Affecting International Lease Finance Corporation”).

      During 2004, we derived 90.1% of our revenues from airlines outside of the United States, as compared with 89.0% in 2003 and 86.1% in 2002. A key factor in our success has been a concentrated effort to maximize our lease placements in regions that are strengthening, such as in Asia, Europe and the Middle East, and to minimize placements in regions that are under stress, such as the United States. Although our thirteen B737-800 aircraft leases with ATA were affirmed in its bankruptcy proceeding with no changes or detriment in lease economics, we did experience a loss of approximately $53.9 million in connection with our equity holdings and guarantees, that we held as part of the lease transactions. See Notes E and L of Notes to Consolidated Financial Statements. We have no aircraft on lease to United Airlines, US Airways, Delta, or Northwest Airlines.

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

Risk Factors Affecting International Lease Finance Corporation

      Our business is subject to numerous risks and uncertainties, as described below and in the section titled “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”.

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

Other Risks

      Residual Value — We bear the risk of re-leasing or selling the aircraft in our fleet that are subject to operating leases at the end of their lease terms. If demand for aircraft decreases, our average fleet age may increase because of an inability to sell, and market lease rates may decrease. Should this condition continue for an extended period, it could affect the market value of aircraft in our fleet and may result in impairment charges in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Polices and Estimates — Flight Equipment.”

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

      Over 23% of our revenue is generated from customers based in Asia and the Pacific region, and we have numerous other customers who operate flights to and from those areas. Travel between Asia and the rest of the world was negatively impacted by the outbreak of SARS. Many airlines in Asia and those traveling to Asia curtailed flights in response to the reluctance of people to travel to Asia during the first six months of 2003. Travel to Asia has, however, more than recovered since the World Health Organization lifted warnings against visits to SARS affected countries in the second quarter of 2003. Any new outbreak of SARS could again negatively impact travel between Asia and the rest of the world.

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

      Lease Revenue: As lessor, we lease flight equipment principally under operating leases and report rental income ratably over the life of the lease. The difference between the rental income recorded and the cash received under the provisions of the lease is included in “Accrued interest, other receivables and other assets” on our Consolidated Balance Sheets. Past-due rentals are recognized on the basis of management’s assessment of collectibility. In certain cases, leases provide for additional rentals based on usage. The usage may be calculated based on hourly usage or on the number of cycles operated, depending on the lease contract. A cycle is defined as one take-off and landing. The usage is typically reported monthly by the lessee. Rentals received, but unearned under the lease agreements, are recorded in “Rentals received in advance” on our Consolidated Balance Sheets until earned. Lease revenues from the rental of flight equipment have been reduced by payments received directly by us or by our customers from the aircraft and engine manufacturers.

      Costs related to reconfiguration of aircraft cabins and other lessee specific modifications are capitalized and amortized over the life of the lease.

      Flight Equipment Marketing: We market flight equipment and recognize gains and losses when leased equipment is sold and the risk of ownership of the equipment is passed to the new owner. We also engage in marketing aircraft on behalf of independent third parties. We recognize revenue for these transactions when services are rendered and an obligation to pay exists in accordance with the contract. The portion of sales proceeds as a result of payments made to buyers directly by the aircraft manufacturers are not included in marketing revenue but are recorded as a reduction to the overall basis of the flight equipment.

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

      Under arrangements with the manufacturers, in certain circumstances the manufacturers establish notional accounts for the benefit of ILFC, to which amounts are credited by them in connection with the purchase by and delivery to ILFC and the lease of aircraft. Amounts credited to the notional accounts are used at ILFC’s direction to protect ILFC from certain events including loss when airline customers of ILFC default on lease payment obligations, to provide lease subsidies and other incentives to ILFC airline customers in connection with leases of certain aircraft and to reduce ILFC’s cost of aircraft purchased. The amounts credited to the notional accounts are recorded as a reduction to the basis of aircraft purchased.

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

      Management is very active in the airline industry and reviews issues affecting our fleet on a quarterly basis, including events and circumstances that may affect impairment of aircraft values (e.g. residual value, useful life and current and future revenue generating capacity). Management evaluates aircraft in the fleet, as necessary, based on these events and circumstances in accordance with SFAS 144. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These evaluations for impairment are significantly impacted by estimates of future revenues and other factors which involve some amount of uncertainty. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Estimated cash flows consist of current contractual lease rates, future projected lease rates and estimated scrap values for each aircraft. The factors considered in estimating the undiscounted cash flows may change in future periods due to changes in contracted lease rates, economic conditions, technology, airline demand for a particular aircraft type and many of the risk factors discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors Affecting International Lease Finance Corporation.” We have, to date, not recorded any impairment charges related to aircraft.

      Capitalized Interest: We borrow funds to finance progress payments for the construction of flight equipment ordered. We capitalize interest incurred on such borrowings. This amount is calculated using our composite borrowing rate (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition”) and is included in the cost of the flight equipment. Any change in our composite borrowing rate will change the amount capitalized.

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

Financial Condition

      We borrow funds to purchase new and used flight equipment (see “Item 2. Properties — Commitments”), including funds for progress payments during the construction phase, and to pay existing debt obligations as they mature. These funds are borrowed principally on an unsecured basis from various sources. During 2004, we borrowed $4.3 billion (excluding commercial paper) and $2.4 billion was provided by operating activities to meet our needs. As of December 31, 2004, we had committed to purchase 355 new aircraft from Boeing and Airbus at an estimated aggregate purchase price of approximately $21.3 billion for delivery through 2010, of which we currently anticipate taking delivery of 97 aircraft in 2005 with an estimated aggregate purchase price of $5.6 billion. We also hold options to purchase six additional new aircraft deliverable through 2007 at an estimated aggregate purchase price of approximately $361.4 million. The recorded basis of aircraft may be adjusted to reflect notional credits given by the manufacturers to support the leasing of aircraft. In addition, we had committed to purchase 16 used aircraft at an estimated purchase price of $302.3 million. We currently expect to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements. At December 31, 2004, 2003 and 2002, our debt financing and capital lease obligations were comprised of the following:

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

Other Variable Interest Entities

      We have sold aircraft to entities owned by third parties and have from time to time issued asset value guarantees or loan guarantees related to the aircraft sold. We have determined that ten such entities, each owning one aircraft, are Variable Interest Entities (“VIEs”) in which we are the primary beneficiary. In accordance with Financial Accounting Standards Board Interpretations (“FIN”) No. 46R, “Consolidation of Variable Interest Entities” (“FIN46R”), we consolidated these entities commencing December 31, 2003. As a result of the consolidation, assets increased by $57.1 million and liabilities increased by $68.1 million. In addition, we recorded an after-tax charge of $11.0 million as a cumulative effect of an accounting change for 2003. In addition, an after-tax gain in the amount of $2.4 million related to sale-lease-back transactions was recorded as a cumulative effect of an accounting change for 2003. See Note F of Notes to Consolidated Financial Statements. At December 31, 2004, assets in the amount of $152.4 million and liabilities in the amount of $70.9 million were included in our Consolidated Balance Sheets and losses in the amount of $4.1 million are included in our Consolidated Statements of Income.

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

Derivatives

      In the normal course of business, we employ a variety of derivative products to manage our exposure to interest rates and foreign exchange rates and the resulting impact of changes in interest rates and foreign exchange rates on earnings, with the objective to minimize foreign currency risk, lower our overall borrowing cost and maintain an optimal mix of variable and fixed rate interest obligations. We enter into derivative transactions only to economically hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements, currency swap agreements, and interest rate floors. At December 31, 2004, we had foreign exchange economic hedges which had ceased to be effective under SFAS 133. We entered into these derivatives to hedge the foreign currency exposure of our Euro denominated and Yen denominated floating rate debt. The debt was swapped into U.S. Dollars and LIBOR based interest rates and qualified as fair value hedges at inception. Credits in the amount of $381.6 million was recorded for the year ended December 31, 2004 in interest expense. The amount was offset by a $374.9 million foreign currency adjustment of the related debt. Our foreign exchange exposure is eliminated through these hedges, but the difference in interest rate curves have caused some ineffectiveness according to the guidelines under FAS 133. Further, we had commercial paper swaps that lacked proper documentation related to ineffectiveness calculation and the identification of the hedged commercial paper pool, as defined by SFAS 133. The accumulated mark to market gains for the commercial paper swaps reported in income for the year ended December 31, 2004 was $13.3 million.

      As discussed in Restatement, we are restating financial statements and other financial information for the years 2004, 2003, and 2002 and our financial information for the years 2001 and 2000 and for each of the quarters in the years 2004 and 2003 with respect to the accounting for certain derivative transactions and foreign currency transactions.

      The errors identified related to the accounting for certain derivative instruments used in meeting our objective of managing foreign currency exchange rate and interest rate risks. When interest rate and foreign currency swaps are effective as accounting hedges under the technical requirements of SFAS 133, they offset the variability of expected future cash flows or changes in the fair values of assets and liabilities, both economically and for financial reporting purposes. ILFC has historically used such instruments to effectively mitigate foreign currency and interest rate risks. The effect of our inability to apply hedge accounting for the swaps requiring restatement is that changes in their fair values must be recorded in earnings each reporting period. As a result, reported net income will be directly influenced by changes in interest rates and currency rates.

      The table in Restatement shows the effect of the accounting restatement related to the commercial paper interest rate swaps and portions of Euro denominated debt that we had designated as a hedge against future operating lease payments receivable denominated in Euros and Euro denominated cash balances related to the lease revenue received, on our previously reported earnings for the years 2001 through 2004, and each of the quarters for the years 2003 and 2004. Aggregate cash flows were unaffected by the restatement.

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

      The following summarizes our contractual obligations at December 31, 2004.

Existing Commitments (Exclusive of Interest)

	Commitments Due by Year

	Total	2005	2006	2007	2008	2009	Thereafter

	(Dollars in thousands)
Medium Term and Long Term Debt	$20,490,271	$3,769,022	$3,680,568	$3,575,952	$3,764,930	$3,666,965	$2,032,834
Capital Lease Obligations	39,580	39,580	—	—	—	—	—
Commercial Paper	2,675,247	2,675,247	—	—	—	—	—
Operating Leases	107,126	8,326	8,655	8,978	9,331	9,628	62,208
Purchase Commitments(b)	21,586,600	5,838,400	5,487,200	4,645,000	3,696,100	1,552,700	367,200

Total	$44,898,824	$12,330,575	$9,176,423	$8,229,930	$7,470,361	$5,229,293	$2,462,242

Contingent Commitments

	Contingency Expiration by Year

	Total	2005	2006	2007	2008	2009	Thereafter

	(Dollars in thousands)
Purchase Options on New Aircraft(b)	$361,400	$—	$81,400	$280,000	$—	$—	$—
Put Options(a)	491,778	233,728	—	—	—	—	258,050
Asset Value Guarantees(a)	87,540	5,226	11,247	17,831	10,492		42,744
Loan Guarantees(a)	145,108	18,786	79,082	—	—	—	47,240
Lines of Credit	50,000	—					50,000

Total	$1,135,826	$257,740	$171,729	$297,831	$10,492	$—	$398,034

(a)	From time to time we participate with banks, airlines and other financial institutions to assist in financing aircraft acquired by others by providing asset guarantees, put options or loan guarantees collateralized by aircraft. As a result, should we be called upon to fulfill our obligations, we would have recourse to the value of the underlying aircraft. To the extent that the value of the underlying aircraft is less than the guarantee, we would record a contingent loss. At December 31, 2004, we recorded a $5.6 million contingent loss related to certain put options. Guarantees entered into after December 31, 2002, are recorded at fair value in accordance with FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees at Indebtedness of Others.” See Note A of Notes to Consolidated Financial Statements.

(b)	The recorded basis of aircraft may be adjusted upon delivery to reflect notional credits given by the manufacturers in connection with the leasing of aircraft.

Non-GAAP Financial Measures

Lease Margin

      Lease Margin is defined as Rental of flight equipment less total expenses, adjusted for VIE expenses related to Other Variable Interest Entities, divided by Rental of flight equipment. In 2004, Lease Margin is also adjusted for a charge we took related to a customer’s bankruptcy filing. Lease Margin is a measure by which we isolate and evaluate the overall profitability of our contractual leasing operations, which constitute our primary revenue generating activity. Beginning in 2003, coinciding with the adoption of FIN 46R and to more accurately portray the trend of our core leasing operations, we adjust total expenses in the calculation of Lease Margin by excluding VIE expenses. Related VIE revenues are included in Interest and other and are by definition excluded from the calculation of Lease Margin. VIE revenues and expenses are recorded in our 2004 and 2003 net income as a result of our adoption of FIN 46R beginning December 31, 2003. The most directly comparable GAAP financial measure is Profit Margin. The following is a reconciliation of Profit Margin to Lease Margin:

	2004	2003	2002	2001	2000
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

	(Dollars in millions)
Total revenues (A)	$3,159.9	$2,877.4	$2,659.3	$2,552.2	$2,407.8
Flight equipment marketing	(77.7)	(29.0)	(48.5)	(31.8)	(74.5)
Flight equipment marketing — securitization	(32.9)	(23.2)	—	—	—
Interest and other	(93.8)	(17.9)	(64.7)	(108.8)	(82.3)

Rentals (B)	2,955.5	2,807.3	2,546.1	2,411.6	2,251.0

Total expenses (C)	2,491.8	2,236.5	2,037.8	1,859.1	1,747.0
VIE expenses	(20.8)	0.4	—	—	—
Customer bankruptcy charge	(53.9)	—	—	—	—

Adjusted total expenses (D)	2,417.1	2,236.9	2,037.8	1,859.1	1,747.0

Profit Margin (A)-(C)=(E)	$668.1	$640.9	$621.5	$693.1	$660.8
Lease Margin (B)-(D)=(F)	$538.4	$570.4	$508.3	$552.5	$504.0
Profit Margin % (E) divided by (A)	21.14%	22.27%	23.37%	27.16%	27.44%
Lease Margin % (F) divided by (B)	18.22%	20.32%	19.96%	22.91%	22.39%

      Lease Margin for the periods decreased to 18.2% in 2004 compared to 20.3% in 2003 and 20.0% in 2002. Lease rates and interest rates on borrowings are the two components used to determine Lease Margin that are subject to the most uncertainty and are the principal causes for the fluctuations in the Lease Margin. Lease rates are impacted by the current interest rate market as operating leases are a form of financing. Lease rates are also impacted by demand for a particular aircraft type to fit the airlines requirements for capacity and efficiency compounded by the availability of those aircraft in the market place.

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

      The profit and lease margin percentages in the table above include the unrealized gain (loss) attributable to economic hedges not qualifying for hedge accounting treatment under SFAS 133, including the related foreign exchange gains and losses, as discussed in Restatement. This will increase the inter-period volatility in the profit and lease margin percentages.

Results of Operations (restated)

      The cost of the leased fleet, from which rental income was earned, increased to $36.6 billion in 2004 from $33.4 billion in 2003 and $30.2 billion in 2002 (2002 included aircraft subject to sale-leaseback transactions). Revenues from the rentals of flight equipment increased 5.3% to $2,955.5 million in 2004 from $2,807.2 million in 2003 and 10.3% in 2003 from $2,546.1 million in 2002 due to an increase in the number of aircraft available for operating lease (667 at December 31, 2004 compared to 609 and 556 at December 31, 2003 and 2002, respectively). The increases were partially offset by an increase in the number of aircraft being reconfigured and redelivered and therefore not earning revenues for some part of the year. One aircraft in our fleet was not subject to a signed lease agreement or a signed letter of intent at December 31, 2004. Revenues in 2004 compared to 2003 and 2002 were negatively impacted by lower lease rates and restructured rents, as a result of the slowdown and turmoil in the airline industry. Lease margin for the period decreased to 18.2% in 2004 compared to 20.3% and 20.0% for the same periods in 2003 and 2002, respectively. Profit margin decreased to 21.1% in 2004 compared to 22.3% and 23.4% for the same period in 2003 and 2002, respectively. Management expects the factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Conditions” to continue to negatively impact revenues in 2005, even as we see increases in lease rates going forward, as some airlines continue to experience difficulties and improving trends in lease rates will take time to be completely reflected in our lease revenues.

      In addition to our leasing operations, we engage in the marketing of flight equipment throughout the lease term, as well as the sales of third party owned flight equipment on a principal and commission basis. Revenue from flight equipment marketing, including securitizations, was $110.5 million in 2004 compared to $52.2 million in 2003 and $48.5 million in 2002. The increases were principally due to the different types and the number of the flight equipment marketed in each period, offset by a downturn in the market for flight equipment during 2003. We sold 15 aircraft in 2004 compared to two aircraft during 2003, and eight in 2002. In addition, we sold ten engines during 2004, compared to six engines during 2003 and seven engines during 2002. Commissions received from third parties were $17.5 million (2004), $30.4 million (2003) and $33.8 million (2002).

      In 2003, we sold 37 aircraft to a trust and in 2004 we sold 34 aircraft to another trust, both of which are included in the consolidated financial statements of AIG (see Note O of Notes to Consolidated Financial Statements.) The gains on the transactions, net of expenses, are included in the caption “Flight equipment marketing — securitization.”

      Interest and other revenue increased to $93.8 million in 2004 compared to $17.9 million in 2003 due to the following increases: bankruptcy and other settlements in the amount of $23.5 million; foreign exchange gains in the amount of $13.2 million; management fees collected in the amount of $8.7 million; interest and dividend income in the amount of $8.0 million. The decrease in Interest and other revenue to $17.9 million in 2003 compared to $64.7 million in 2002 is primarily due to a decrease in forfeitures of security deposits and contract termination fees resulting from nonperformance by customers and manufacturers in the amount of $42.2 million in 2002.

      Interest expense increased to $942.5 million in 2004 from $920.0 million in 2003 and $866.9 million in 2002, primarily as a result of an increase in average debt outstanding to finance aircraft acquisitions. Average debt increased to $22.5 billion in 2004, from $20.3 billion in 2003 and $17.4 billion in 2002 (excluding the effect of debt discount and foreign exchange adjustments). This increase was partially offset by a decrease in the average composite borrowing rate to 4.3% in 2004 from 4.8% in 2003 and 4.9% in 2002. Our composite borrowing rate fluctuated as follows:

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

      We account for derivatives under SFAS No. 133 “Accounting for Derivatives and Hedging Activities,” as amended (see Note M of Notes to Consolidated Financial Statements). Interest expense for the years ended December 31, 2004, 2003 and 2002 includes a benefit of $6.0 million, a loss of $29.7 million and a benefit of $15.2 million, respectively, related to hedging activities. The effect of the restatement described in Note B of Notes to Consolidated Financial Statements was to decrease interest expense by $22.6 million, $24.6 million and increase interest expense by $20.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

      Depreciation of flight equipment increased to $1,214.0 million in 2004 from $1,083.9 million at December 31, 2003 and $917.9 million in 2002 due to an increase in the depreciable base of the fleet. The depreciable base of flight equipment during the same periods increased to $36.6 billion at December 31, 2004 from $33.4 billion at December 31, 2003 and $29.1 billion at December 31, 2002.

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

      In connection with a global aircraft lease transaction entered into in 2000 for a total of 14 aircraft, we acquired certain securities and assumed certain obligations of ATA. On October 26, 2004, ATA filed for bankruptcy protection and we recorded impairment losses in the amount of $28.9 million on our investment in ATA non-voting preferred stock and a $25.0 million charge for the assumed liabilities. The liability is in the form of a derivative contract, to which we became a counterparty. Future net payments made and received will be recorded in income and the derivative will be reported in the Consolidated Balance Sheet at fair value. We do not have any other material investments in airlines. See Note E of Notes to Consolidated Financial Statements.

      Selling, general and administrative expenses were $117.0 million in 2004 compared to $76.8 million in 2003 and $86.9 million in 2002. The increase in 2004 compared to 2003 is primarily due to expenses of VIEs in the amount of $20.8 and higher operational expenses in the amount of $14.8 million. The decrease in 2003 compared to 2002 is primarily due to a decrease in costs related to repossessions and re-delivery of aircraft from one lessee to another.

      The effective tax rate was 30.8 in 2004, 30.7 in 2003 and 32.8 in 2002. Our effective tax rate fluctuates primarily as a result of the effect of benefits available from state taxes, foreign taxes and benefits related to the Foreign Sales Corporation (“FSC”) and Extraterritorial Income Exclusion (“ETI”) provisions of the Internal Revenue Code. We expect our effective tax rate to rise over the next two years to a rate consistent with the “expected” statutory rate as a result of Congress passing the American Jobs Creation Act in October 2004, which repeals the corporate export tax benefits. Under the Act, ETI export tax benefits for corporations would be phased out in 2005 and 2006 and cease to exist for the year 2007.

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

      Accumulated other comprehensive income (loss) was $22.8 million in 2004 compared to $(27.9) million in 2003 and $(87.8) million in 2002 primarily due to changes in the market values of cash flow hedges and marketable securities. See Note M of Notes to the Consolidated Financial Statements.

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

      None.

Item 9A. Controls and Procedures

(A) Effect of Restatement on Controls and Procedures

Derivative Instruments

      ILFC enters into derivative instruments to hedge interest rates and foreign currency risks. As part of the previously announced restatement of the financial statements of American International Group, Inc. (“AIG”), ILFC’s indirect parent corporation, AIG began an intensive review of the books and records relating to a wide variety of transactions entered into by AIG and its subsidiaries. During the review of all hedge transactions, after ILFC had filed its 2004 Form 10-K and first quarter 2005 Form 10-Q, deficiencies were identified related to ILFC’s documentation of hedge transactions and errors were identified in the application of the proper accounting for derivative related transactions under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”) and No. 52, “Foreign Currency Translation,” as amended (“SFAS 52”). The review identified:

•	Documentation deficiencies related to portions of Euro denominated debt that ILFC had designated as a hedge against future operating lease payments receivable denominated in Euros. The review revealed that the documentation related to these hedges was insufficient to meet the documentation criteria under SFAS 133 and it was concluded that ILFC could not apply hedge accounting to the transactions. The economics of the transactions are not affected.

•	Certain Euro denominated cash accounts associated with the aforementioned operating lease payments and certain foreign currency denominated debt required mark-to-spot treatment under SFAS 52 which were not properly accounted for at the end of each quarter during the years 2004, 2003, 2002 and 2001.

•	Documentation deficiencies related to four commercial paper swaps where portions of ILFC’s commercial paper program were swapped from floating into fixed interest rates. The review revealed that the documentation related to these hedges was insufficient to meet the documentation criteria under SFAS 133 and it was concluded that ILFC could not apply hedge accounting to the transactions. The economics of the transactions are not affected.

•	Minor errors under SFAS 133 with respect to derivative instruments related to the reclassification to income from accumulated other comprehensive income. The corrections will also affect derivative assets and liabilities and accrued interest.

Certain Payments from Aircraft and Engine Manufacturers

      In the course of ILFC’s review of its application of SFAS 133, ILFC, in consultation with its independent registered public accountants, identified an error in its accounting for certain payments received from aircraft and engine manufacturers. Under arrangements with these manufacturers, in certain circumstances the manufacturers established notional accounts for the benefit of ILFC, to which amounts were credited by the manufacturers in connection with the purchase by and delivery to ILFC and the lease of aircraft. Amounts credited to the notional accounts were used at ILFC’s direction to protect ILFC from certain events including loss when airline customers of ILFC defaulted on lease payment obligations, to provide lease subsidies and other incentives to ILFC airline customers in connection with leases of certain aircraft and to reduce ILFC’s cost of aircraft purchased.

      Historically, ILFC recorded as revenues gross lease receipts from customers who had received lease subsidies from the notional accounts and amounts paid directly to ILFC from the notional accounts in connection with lessee defaults. Amounts recorded as revenue at the time they were disbursed to ILFC or its lessees should have been recorded as a reduction of the purchase price of the aircraft at the time of delivery.

(B) Evaluation of Disclosure Controls and Procedures

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

      We had previously performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2004 and concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of that date. As a result of the restatement, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures and have concluded that our disclosure controls and procedures were ineffective at the reasonable assurance level as of December 31, 2004 and for the periods covered by the restatement due to the existence of the material weaknesses described below. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified the following material weaknesses in our internal control over financial reporting:

•	The Company did not maintain effective controls over the valuation and presentation and disclosure of derivative transactions entered into prior to the existence of SFAS 133. Specifically, we did not maintain adequate documentation regarding the effectiveness of certain derivative transactions used to hedge interest rate and foreign currency exchange rate risk. This control deficiency resulted in the restatement of our consolidated financial statements for the years 2004, 2003, 2002, 2001 and 2000 and the quarters of 2004 and 2003. Additionally, this control deficiency could result in a misstatement to the financial statement line items (Derivative assets, Derivative liabilities, Accumulated other comprehensive income and Interest expense) that would cause a material misstatement to the annual or interim financial statements. Accordingly, management concluded this control deficiency constitutes a material weakness.

•	The Company did not maintain effective controls over the valuation and presentation and disclosure of certain payments received from manufacturers. This control deficiency resulted in the restatement of our consolidated financial statements for the years 2004, 2003, 2002, 2001 and 2000 and the quarters of 2004 and 2003. Additionally, this control deficiency could result in a misstatement to the revenue accounts that would cause a material misstatement to the annual or interim financial statements. Accordingly, management concluded this control deficiency constitutes a material weakness.

      As a result of these material weaknesses, management, including the Certifying Officers, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2004 and at the end of the earlier periods covered by the restatement.

Variable Interest Entities

      Our consolidated financial statements for the period ended December 31, 2004, include assets in the amount of $152.4 million, liabilities in the amount of $70.9 million and a net loss of $4.1 million related to Variable Interest Entities (“VIEs”). Our assessment of disclosure controls and procedures, as described above, includes the Variable Interest Entities. Each of the VIEs has a discrete number of assets and we, as lender and guarantor to the VIEs, have been provided sufficient information to conclude that our procedures with respect to these VIEs are effective in providing reasonable assurance that the information required to be disclosed by us relating to these entities is reconciled, processed, summarized and reported within the periods specified by the Securities and Exchange Commission. However, management has been unable to assess the effectiveness of internal control over financial reporting at those entities, due to our inability to dictate or modify the controls of those entities, or to assess those controls.

(C) Changes in Internal Control Over Financial Reporting

      There were no changes during the fiscal quarter ended on December 31, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(D) Remediation of Material Weaknesses in Internal Control Over Financial Reporting

      As of the date of this filing, we have begun to remediate the material weaknesses in our internal control over financial reporting with respect to accounting for derivative instruments and the accounting for certain payments from aircraft and engine manufacturers discussed above. The remediation actions include:

•	Improving training, education, accounting reviews and adding additional staff as necessary, all designed to ensure that all relevant personnel involved in derivatives transactions understand and apply hedge accounting in compliance with SFAS 133.

•	Improving training, education, accounting reviews and adding additional staff as necessary, all designed to ensure that all relevant personnel involved in the purchase of aircraft and engines from the manufacturers have available all information relevant to the purchases and understand the appropriate accounting treatment for the funds received from the manufacturers and the lease of aircraft.

      The process and control improvements described above in this Item 9A are the only changes in our internal control over financial reporting during the period covered by this report that would have a material effect on our internal control over financial reporting. We will continue to assess our controls and procedures and will take any further actions that we deem necessary.

      We believe that our Consolidated Financial Statements fairly present, in all material respects, our financial condition results of operations and cash flows as of, and for, the periods presented and that this Annual Report on Form 10-K, as amended, contains no material inaccuracies or omissions of material fact and contains the information required to be included in accordance with the Exchange Act.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

FORM 10-K/A

Items 8, 15(a), and 15(b)

INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

      The following consolidated financial statements of the Company and its subsidiaries required to be included in Item 8 are listed below:

      The following financial statement schedule of the Company and its subsidiaries is included in Item 15(a)(2):

Schedule Number	Description	Page

II	Valuation and Qualifying Accounts	76

      All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

      The following exhibits of the Company and its subsidiaries are included in Item 15(b):

Exhibit
Number	Description

3.1	Restated Articles of Incorporation of the Company, as amended through December 9, 1992, filed November 3, 1993 (filed as an exhibit to Registration Statement No. 33-50913 and incorporated herein by reference).
3.2	Certificate of Determination of Preferences of Series A Market Auction Preferred Stock (filed December 9, 1992 as an exhibit to Registration Statement No. 33-54294 and incorporated herein by reference).
3.3	Certificate of Determination of Preferences of Series B Market Auction Preferred Stock (filed December 9, 1992 as an exhibit to Registration Statement 33-54294 and incorporated herein by reference).
3.4	Certificate of Determination of Preferences of Series C Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.5	Certificate of Determination of Preferences of Series D Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.6	Certificate of Determination of Preferences of Series E Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.7	Certificate of Determination of Preferences of Series F Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.8	Certificate of Determination of Preferences of Series G Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).
3.9	Certificate of Determination of Preferences of Series H Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).
3.10	Certificate of Determination of Preferences of Preferred Stock of the Company (filed as an exhibit to Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
3.11	By-Laws of the Company, including amendment thereto dated August 31, 1990 (filed as an exhibit to Registration Statement No. 33-37600 and incorporated herein by reference).

Exhibit
Number	Description

3.12	Unanimous Written Consent of Sole Stockholder of the Company, dated January 2, 2002, amending the By-Laws of the Company (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).
4.1	Indenture dated as of November 1, 1991, between the Company and U.S. Bank Trust National Association (successor to Continental Bank, National Association), as Trustee (filed as an exhibit to Registration Statement No. 33-43698 and incorporated herein by reference).
4.2	First supplemental indenture, dated as of November 1, 2000, to the Indenture between the Company and U.S. Bank Trust National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
4.3	Second supplemental indenture, dated as of February 28, 2001, to the Indenture between the Company and U.S. Bank Trust National Association. (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).
4.4	Third supplemental indenture, dated as of September 26, 2001, to the Indenture between the Company and U.S. Bank Trust National Association. (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).
4.5	Indenture dated as of November 1, 2000, between the Company and the Bank of New York, as Trustee (filed as an exhibit to Registration No. 33-49566 and incorporated herein by reference).
4.6	The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
4.7	First supplemental indenture, dated as of August 16, 2002 to the indenture between the Company and the Bank of New York (filed as Exhibit 4.2 to Registration Statement No. 333-100340 and incorporated herein by reference).
4.8	Fourth supplemental indenture, dated as of November 6, 2002, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
4.9	Fifth supplemental indenture, dated as of December 27, 2002, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
4.10	Sixth Supplemental Indenture, dated as of June 2, 2003, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).
4.11	Trust Indenture, dated as of March 8, 2004 between ILFC Rhino II LLC, as issuer and Deutsche Bank Trust Company Americas, as indenture trustee (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
4.12	Agency Agreement (amended and restated), dated as of May 28, 2004, between the Company, Citibank, N.A., and Dexia Banque Internationale A Luxembourg, Societe Anonyme (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).
10.1	Aircraft Facility Agreement, dated as of January 19, 1999, among the Company, Halifax PLC and the other banks listed therein providing up to $4,327,260,000 for the financing of approximately seventy-five Airbus aircraft (filed as an exhibit to Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.2	Revolving Credit Agreement, dated as of March 8, 2004, among ILFC Rhino II LLC, Citicorp North America Inc., in its individual capacity and as administrative agent, and the other financial institutions listed therein providing up to $500,000,000 (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
10.3	Guaranty, dated as of March 8, 2004, by the Company, as guarantor, in favor of Citicorp North America Inc., as guarantied party (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

Exhibit
Number	Description

10.4	Security Trust Agreement, dated as of March 8, 2004, among ILFC Rhino I LLC, ILFC Rhino II LLC and the additional grantors named therein, as grantors, the Company, as servicer, Deutsche Bank Trust Company Americas, as indenture trustee, Citicorp North America Inc., as security trustee and credit facility agent, and Citibank N.A., as the operating bank (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
10.5	Aircraft Facility Agreement, dated as of May 18, 2004, among Whitney Leasing Limited, as borrower, the Company, as guarantor and the Bank of Scotland and the other banks listed therein providing up to $2,643,550,000 (plus related premiums) for the financing of aircraft (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).
10.6	$4,000,000,000 364-Day Revolving Credit Agreement, dated as of October 15, 2004, among the Company, CitiCorp USA, Inc., as Administrative Agent, and the other financial institutions listed therein (filed as an exhibit to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).
10.7	$2,000,000,000 Five-Year Revolving Credit Agreement, dated as of October 15, 2004, among the Company, CitiCorp USA, Inc., as Administrative Agent, and the other financial institutions listed therein (filed as an exhibit to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).
12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends (restated).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman of the Board and Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice Chairman, Chief Financial Officer and Chief Accounting Officer.
32.1	Certification under 18 U.S.C., Section 1350.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Shareholders and Board of Directors

International Lease Finance Corporation
Los Angeles, California:

      In our opinion, the accompanying consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) and (2) present fairly, in all material respects, the financial position of International Lease Finance Corporation and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note A, on December 31, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 46R “Consolidation of Variable Interest Entities.”

      As described in Note B, the consolidated financial statements have been restated as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004.

PricewaterhouseCoopers LLP

Los Angeles, California
March 4, 2005, except for
the effects of the restatement
as disclosed in Note B, and Note Q,
as to which date is August 15, 2005.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	December 31,

	2004	2003
	(Restated)	(Restated)

ASSETS
Cash, including interest bearing accounts of $97,682 (2004) and $98,249 (2003)	$99,747	$102,241
Current income taxes	6,507	—
Notes receivable	212,273	146,707
Net investment in finance leases	307,466	303,373
Flight equipment under operating leases	36,580,296	33,379,645
Less accumulated depreciation	6,074,874	5,188,956

	30,505,422	28,190,689
Deposits on flight equipment purchases	1,250,168	1,255,074
Accrued interest, other receivables and other assets	199,653	281,483
Derivative assets	1,191,602	746,013
Investments	22,979	49,636
Variable interest entities assets	152,417	164,481
Deferred debt issue costs — less accumulated amortization of $77,112 (2004) and $63,847 (2003)	59,666	51,865

	$34,007,900	$31,291,562

LIABILITIES
Accrued interest and other payables	$264,276	$243,989
Current income taxes	—	17,967
Tax benefit sharing payable to AIG	245,000	—
Debt financing, net of deferred debt discount of $29,502 (2004) and $24,321 (2003)	23,136,016	21,245,267
Foreign currency adjustment	1,215,809	839,718
Derivative liabilities	38,810	57,187
Capital lease obligations	39,580	143,254
Synthetic lease obligations	—	464,222
Security and other deposits on flight equipment	876,590	843,914
Rentals received in advance	160,878	146,871
Deferred income taxes	2,630,118	2,353,458
Variable interest entities liabilities	70,886	79,211
Commitments and contingencies — Note L
SHAREHOLDERS’ EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B (2004 and 2003), each series having 500 shares issued and outstanding	100,000	100,000
Common stock — no par value; 100,000,000 authorized shares, 42,198,119 shares (2004 and 2003) issued and outstanding	653,582	653,582
Paid-in capital	579,955	579,955
Accumulated other comprehensive income (loss)	22,825	(27,928)
Retained earnings	3,973,575	3,550,895

Total shareholders’ equity	5,329,937	4,856,504

	$34,007,900	$31,291,562

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands)

	Years Ended December 31,

	2004	2003	2002
	(Restated)	(Restated)	(Restated)

REVENUES:
Rental of flight equipment	$2,955,524	$2,807,211	$2,546,142
Flight equipment marketing	77,664	28,988	48,454
Flight equipment marketing — securitization	32,854	23,245	—
Interest and other	93,844	17,907	64,655

	3,159,886	2,877,351	2,659,251

EXPENSES:
Interest	942,527	919,961	866,853
Depreciation of flight equipment	1,214,048	1,083,909	917,917
Provision for overhauls	164,322	112,581	90,763
Flight equipment rent	—	43,314	75,372
Losses related to customer bankruptcy	53,926	—	—
Selling, general and administrative	116,956	76,780	86,879

	2,491,779	2,236,545	2,037,784

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	668,107	640,806	621,467
Provision for income taxes	206,101	196,683	204,061

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	462,006	444,123	417,406

Cumulative effect of accounting change (net of tax)	—	(8,642)	—

NET INCOME	$462,006	$435,481	$417,406

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Market Auction							Accumulated
	Preferred Stock		Preferred Stock		Common Stock			Other
								Comprehensive	Retained
	Number of		Number of		Number of		Paid-in	Income (Loss)	Earnings	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Restated)	(Restated)	(Restated)

Balance at December 31, 2001 (Previously reported)	1,500	$150,000	40	$400,000	35,818,122	$3,582	$579,955	$(50,629)	$2,940,883	$4,023,791
Restatement (see Note B)								10,464	(144,339)	(133,875)

Balance at December 31, 2001 (Restated)	1,500	$150,000	40	400,000	35,818,122	3,582	$579,955	(40,165)	2,796,544	3,889,916
Repurchase of preferred stock	(500)	(50,000)								(50,000)
Cancellation of preferred stock			(40)	(400,000)						(400,000)
Issuance of common stock					6,379,997	650,000				650,000
Common stock dividends									(26,000)	(26,000)
Preferred stock dividends									(19,645)	(19,645)
Comprehensive Income:
Net income									417,406	417,406
Other comprehensive income:
Cash flow derivative transactions (net of tax of $(25,634))								(47,606)		(47,606)

Comprehensive Income										369,800

Balance at December 31, 2002 (Restated)	1,000	100,000	—	—	42,198,119	653,582	579,955	(87,771)	3,168,305	4,414,071
Common stock dividends									(49,000)	(49,000)
Preferred stock dividends									(3,891)	(3,891)
Comprehensive Income:
Net income									435,481	435,481
Other comprehensive income:
Cash flow derivative transactions (net of tax of $32,223)								59,843		59,843

Comprehensive Income										495,324

Balance at December 31, 2003 (Restated)	1,000	100,000	—	—	42,198,119	653,582	579,955	(27,928)	3,550,895	4,856,504

Common stock dividends									(35,500)	(35,500)
Preferred stock dividends									(3,826)	(3,826)
Comprehensive Income:
Net income									462,006	462,006
Other comprehensive income:
Cash flow derivative transactions (net of tax of $25,786)								47,887		47,887
Change in unrealized appreciation securities available- for-sale (net of tax of $1,543)								2,866		2,866

Comprehensive Income										512,759

Balance at December 31, 2004 (Restated)	1,000	$100,000	—	$—	42,198,119	$653,582	$579,955	$22,825	$3,973,575	$5,329,937

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,

	2004	2003	2002
	(Restated)	(Restated)	(Restated)

OPERATING ACTIVITIES:
Net income	$462,006	$435,481	$417,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	1,214,048	1,083,909	917,917
Deferred income taxes	249,331	195,813	368,851
Change in derivative instruments	(201,571)	(167,699)	(9,247)
Foreign currency adjustment of non-US$ denominated debt	162,342	180,645	70,840
Amortization of deferred debt issue costs	26,162	36,645	15,709
Losses related to customer bankruptcy	53,926	—	—
Other, including foreign exchange gains (losses) on Euro denominated cash	(20,767)	(6,992)	49
Changes in operating assets and liabilities:
(Increase) decrease in notes receivable	(32,104)	47,713	(52,236)
Change in unamortized debt discount	(5,181)	7,607	(23,020)
Decrease (increase) in accrued interest, other receivables and other assets	253,852	(40,987)	115,976
(Decrease) increase in accrued interest and other payables	11,961	104,317	(6,443)
Decrease (increase) in current income taxes	(24,474)	184,260	(14,904)
Increase in tax benefit sharing payable to AIG	245,000	—	—
Increase in rentals received in advance	14,007	17,627	14,370

Net cash provided by operating activities	2,408,538	2,078,339	1,815,268

INVESTING ACTIVITIES:
Acquisition of flight equipment for operating leases	(5,007,201)	(5,053,712)	(5,420,761)
Acquisition of flight equipment for finance leases	(43,247)	(165,202)	(12,886)
Decrease (increase) in deposits and progress payments	4,906	(97,210)	163,835
Proceeds from disposal of flight equipment — net of gain	1,355,422	953,897	173,152
Advance on notes receivable	(80,750)	(30,198)	—
Collections on notes receivable	46,793	42,570	57,547
Collections on finance and sales-type leases (net of income amortized)	14,393	13,670	8,540
Other	1,188	1,432	916

Net cash used in investing activities	(3,708,496)	(4,334,753)	(5,029,657)

FINANCING ACTIVITIES:
Issuance of common stock	—	—	250,000
Repurchase of preferred stock	—	—	(50,000)
Net change in commercial paper	1,099,290	(2,642,547)	716,639
Proceeds from debt financing	4,311,742	8,654,736	5,736,325
Payments in reduction of debt financing and capital lease obligations	(4,082,998)	(3,608,543)	(3,285,221)
Debt issue costs	(33,964)	(52,939)	(16,284)
Payment of common and preferred dividends	(39,326)	(52,892)	(45,645)
Increase (decrease) in customer deposits	32,676	(20,139)	(102,160)

Net cash provided by financing activities	1,287,420	2,277,676	3,203,654

Effect of exchange rate changes on cash	10,044	9,284	(2,170)
Net increase (decrease) in cash	(12,538)	21,262	(10,735)
Cash at beginning of year	102,241	71,695	84,600

Cash at end of year	$99,747	$102,241	$71,695

(Table continued on next page)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	Years Ended December 31,

	2004	2003	2002
	(Restated)	(Restated)	(Restated)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest (net of amount capitalized $48,390 (2004), $49,679 (2003) and $58,274 (2002))	$945,991	$926,274	$827,280
Income taxes, net	(263,757)	(189,690)	(149,885)
2004:
One aircraft was received for investment in finance leases and notes receivables in the amount of $23,456.
Notes in the amount of $2,700 were received as partial payment in exchange for flight equipment sold with a net book value of $30,000.
A note in the amount of $4,500 was used towards a purchase of an aircraft.
Certain payments from aircraft and engine manufacturers in the amount of $147,065 reduced the basis of Flight equipment for operating leases and increased Accrued interest, other receivables and other assets.
2003:
Progress payments in the amount of $6,700 were exchanged for an aircraft with net book value at $4,043.
Flight equipment increased in the amount of $462,705 and synthetic lease obligations increased in the amount of $464,222 as a result of consolidation of sale-leaseback transaction related to seven aircraft in connection with the Company’s adoption of FIN 46R.
Variable interest entity assets in the amount of $164,481 and liabilities in the amount of $79,211 were received in exchange for notes receivables in the amount of $82,493 and preferred stock in the amount of $11,706 in connection with the Company’s adoption of FIN 46R.
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
Certain payments from aircraft and engine manufacturers in the amount of $90,506 reduced the basis of Flight equipment for operating leases and increased Accrued interest, other receivables and other assets.
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
Certain payments from aircraft and engine manufacturers in the amount of $90,349 reduced the basis of Flight equipment for operating leases and increased Accrued interest, other receivables and other assets.

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note A — Summary of Significant Accounting Policies

      Organization: International Lease Finance Corporation (the “Company,” “ILFC,” “management,” “we,” “our,” “us”) is primarily engaged in the acquisition of new commercial jet aircraft and the leasing of those aircraft to airlines throughout the world. In addition to our leasing activity, we regularly sell aircraft from our leased aircraft fleet and aircraft owned by others to third party lessors and airlines and in some cases provide fleet management services to these buyers. In terms of the number and value of transactions concluded, we are a major owner-lessor of commercial jet aircraft.

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

      Lease revenues from the rental of flight equipment have been reduced by payments received directly by us or by our customers from the notional accounts established by the aircraft and engine manufacturers.

      Rentals received, but unearned under the lease agreements are recorded in “Rentals received in advance” on the Consolidated Balance Sheets until earned.

      Costs related to reconfiguration of the aircraft cabin and other lessee specific modifications are capitalized as pre-paid lease cost and amortized over the life of the lease.

      Flight Equipment Marketing: We market flight equipment both on our behalf and on behalf of independent third parties. Marketing revenues include all revenues from such operations consisting of net gains on sales of flight equipment and commissions. We recognize gains on sales when flight equipment is sold and the risk of ownership of the equipment is passed to the new owner. The portion of sales proceeds as a

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note A — Summary of Significant Accounting Policies (Continued)

result of payments made to buyers directly by the aircraft manufacturers are not included in marketing revenue but are recorded as a reduction to the overall basis of the flight equipment.

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

      Under arrangements with manufacturers, in certain circumstances the manufacturers establish notional accounts for the benefit of ILFC, to which amounts are credited by them in connection with the purchase by and delivery to ILFC and the lease of aircraft. The amounts credited to the notional accounts are recorded as a reduction to the basis of aircraft purchased and charged to other assets.

      At the time assets are retired or sold the cost and accumulated depreciation are removed from the related accounts and the difference, net of proceeds, is recorded as a gain or loss.

      Management is very active in the airline industry and remains current on issues affecting our fleet, including events and circumstances that may affect impairment of aircraft values (e.g. residual values, useful life, current and future revenue generating capacity). Management evaluates aircraft in the fleet, as necessary, based on these events and circumstances in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of future revenues and other factors which involve some amount of uncertainty.

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

      Derivative Financial Instruments: In the normal course of business, we utilize derivative financial instruments to manage our exposure to interest rate risks and foreign currency risks. We account for derivatives in accordance with SFAS No. 133 “Accounting for Derivative instruments and Hedging Activities”, as amended (“SFAS 133”). All derivatives are recognized on the balance sheet at their fair value. On the date that we enter into a derivative contract, we designate the derivative as (1) a hedge of (a) the fair value of a recognized asset or liability or (b) an unrecognized firm commitment (a “fair value” hedge); (2) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge); or (3) a foreign-currency fair value or cash flow hedge (a “foreign currency” hedge). Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in accumulated other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g. until periodic settlements of the variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative exceeds the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a foreign currency hedge are recorded in either current-period earnings or other accumulated comprehensive income, depending on whether the hedging relationship satisfies the criteria for a fair value or cash flow hedge, respectively. Changes in the fair value of derivative financial instruments that did not qualify for hedge treatment under SFAS 133 are reported in current-period earnings. See Note B — Restatement for a discussion of the restatement related to derivative instruments.

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

      Marketable Securities: We classify our investments in marketable securities as “available-for-sale” in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Available-for-sale securities are carried at fair value with the unrealized gain or

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note A — Summary of Significant Accounting Policies (Continued)

loss, net of tax, reported in other comprehensive income. Unrealized losses considered to be “other-than-temporary” are recognized currently in earnings.

      Variable Interest Entities: We consolidate variable interest entities in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). The variable interest entities that we consolidate consist of ten entities, to which we have sold aircraft and we have determined we are the primary beneficiary. The entities are owned by third parties and we provided financing or guaranteed third party financing to those entities. Each of the entities owns one aircraft each. The financing agreements are collateralized by the aircraft. Assets in the amount of $152.4 million (2004) and $164.5 million (2003) and liabilities in the amount of $70.9 million (2004) and $79.2 million (2003) are included in our Consolidated Balance Sheets and losses (gains) in the amounts of $4.1 million (2004), ($0.1) million (2003) and $0 (2002) are included in our Consolidated Statements of Income. At December 31, 2003, when we adopted FIN 46R, we recorded an $11.0 million after-tax charge as a cumulative effect of an accounting charge related to these entities. In addition, the adoption of FIN 46R required us to consolidated synthetic lease transactions related to seven aircraft. We recorded flight equipment of $462.7 million, synthetic lease obligation of $464.2 million, a net decrease in other liabilities of $3.9 million and an after-tax gain of $2.4 million as a cumulative effect of an accounting change in 2003 related to the synthetic lease transactions. At December 31, 2004 these transactions had expired and we had bought back the seven aircraft.

      Other Comprehensive Income (Loss): We report comprehensive income or loss in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Our other comprehensive income (loss) reported in shareholders’ equity as Accumulated other comprehensive income (loss) consists of gains and losses associated with changes in fair value of derivatives designated as cash flow hedges in accordance with SFAS 133 and unrealized gains on marketable securities classified as “available-for-sale.”

      Guarantees: We account for guarantees in accordance with FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” The fair value of guarantees entered into after December 31, 2002 are included in “Accrued interest and other payables” on the 2004 and 2003 Consolidated Balance Sheets.

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

      Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Reclassifications: Certain amounts have been reclassified in the 2003 and 2002 financial statements to conform to our 2004 presentation.

      New Accounting Pronouncement: In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”). This standard is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123R requires all share-based payments to employees, including grants of employee stock options to be recognized in the financial statements based on their fair values. The cost will be recognized over the period during which an employee is required to provide service in exchange for the options. SFAS 123R, is effective for nonpublic entities the first interim or annual reporting period that begins after December 15, 2005. We participate in AIG’s, share-based payment programs. SFAS 123R is effective for the quarter beginning July 1, 2005 for AIG and they will allocate our share of the calculated costs to us. We estimate the impact on our Consolidated Statement of Income for the year ending December 31, 2005 to be $896.

Note B — Restatement

      The following information describes the corrections in accounting for certain derivatives transactions and foreign currency transactions and for certain payments from aircraft and engine manufacturers, together with the effect on the Company’s consolidated financial statements.

Derivative Instruments

      ILFC enters into derivative instruments to hedge interest rates and foreign currency risks. As part of the previously announced restatement of the financial statements of American International Group, Inc. (“AIG”), ILFC’s indirect parent corporation, AIG began an intensive review of the books and records relating to a wide variety of transactions entered into by AIG and its subsidiaries. During the review of all hedge transactions, after ILFC had filed its 2004 Form 10-K and first quarter 2005 Form 10-Q, deficiencies were identified related to ILFC’s documentation of hedge transactions and errors were identified in the application of the proper accounting for derivative related transactions under SFAS 133. The review identified:

•	Documentation deficiencies related to portions of Euro denominated debt that ILFC had designated as a hedge against future operating lease payments receivable denominated in Euros. The review revealed that the documentation related to these hedges was insufficient to meet the documentation criteria under SFAS 133 and it was concluded that ILFC could not apply hedge accounting to the transactions. The economics of the transactions are not affected.

•	Certain Euro denominated cash accounts associated with the aforementioned operating lease payments and certain foreign currency denominated debt required mark-to-spot treatment under SFAS No. 52, “Foreign Currency Translation,” which were not properly accounted for at the end of each quarter during the years 2004, 2003, 2002 and 2001.

•	Documentation deficiencies related to four commercial paper swaps where portions of ILFC’s commercial paper program were swapped from floating into fixed interest rates. The review revealed

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note B — Restatement (Continued)

that the documentation related to these hedges was insufficient to meet the documentation criteria under SFAS 133 and it was concluded that ILFC could not apply hedge accounting to the transactions. The economics of the transactions are not affected.

•	Minor errors under SFAS 133 with respect to derivative instruments related to the reclassification to income from Accumulated other comprehensive income. The corrections will also affect derivative assets and liabilities and accrued interest.

      Though the economics of the hedge transactions are not affected, the corrections will significantly increase inter-period volatility due to the non-qualification of hedge accounting treatment under SFAS 133. Thus, the effect on Net income, Retained earnings and Shareholders’ equity will differ from period to period.

Certain Payments from Aircraft and Engine Manufacturers

      In the course of ILFC’s review of its application of SFAS 133, ILFC identified an error in its accounting for certain payments received from aircraft and engine manufacturers. Under arrangements with these manufacturers, in certain circumstances the manufacturers established notional accounts for the benefit of ILFC, to which amounts were credited by the manufacturers in connection with the purchase by and delivery to ILFC and the lease of aircraft. Amounts credited to the notional accounts were used at ILFC’s direction to protect ILFC from certain events including loss when airline customers of ILFC defaulted on lease payment obligations, to provide lease subsidies and other incentives to ILFC airline customers in connection with leases of certain aircraft and to reduce ILFC’s cost of aircraft purchased.

      Historically, ILFC recorded as revenues gross lease receipts from customers who had received lease subsidies from the notional accounts and amounts paid directly to ILFC from the notional accounts in connection with lessee defaults. Amounts recorded as revenue at the time they were disbursed to ILFC or its lessees should have been recorded as a reduction of the purchase price of the aircraft at the time of delivery.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note B — Restatement (Continued)

      The restatement had the following effect on the Company’s consolidated balance sheets as of December 31, 2004 and 2003 and consolidated statements of income for the years ended December 31, 2004, 2003 and 2002.

	2004		2003		2002

	As	As	As	As	As	As
	Reported	Restated	Reported	Restated	Reported	Restated

Consolidated balance sheets:
Cash	$101,653	$99,747	$90,780	$102,241
Current income taxes receivable	19,522	6,507
Flight equipment under operating leases	37,380,712	36,580,296	34,034,724	33,379,645
Accumulated depreciation	(6,300,071)	(6,074,874)	(5,370,706)	(5,188,956)
Accrued interest, other receivables and other assets	119,415	199,653	233,125	281,483
Derivative assets	1,210,908	1,191,602
Total assets	34,537,108	34,007,900	31,705,072	31,291,562
Current income taxes payable			5,038	17,967
Foreign currency adjustment			697,435	839,718
Deferred income taxes	2,825,661	2,630,118	2,562,568	2,353,458
Accumulated other comprehensive income (loss)	(9,650)	22,825	5,442	(27,928)
Retained earnings	4,339,715	3,973,575	3,877,137	3,550,895
Total shareholders’ equity	5,663,602	5,329,937	5,216,116	4,856,504

Consolidated statements of income:
Rental of flight equipment	3,079,825	2,955,524	2,941,096	2,807,211	$2,677,876	$2,546,142
Flight equipment marketing	76,356	77,664	46,435	28,988	66,315	48,454
Flight equipment marketing — securitization	25,295	32,854	17,886	23,245
Interest and other	111,910	93,844	48,516	17,907	104,718	64,655
Total revenues	3,293,386	3,159,886	3,053,933	2,877,351	2,848,909	2,659,251
Interest expense	965,167	942,527	944,580	919,961	846,353	866,853
Depreciation of flight equipment	1,259,223	1,214,048	1,124,778	1,083,909	954,246	917,917
Selling, general and administrative	120,942	116,956	78,412	76,780	88,872	86,879
Total expenses	2,563,580	2,491,779	2,303,665	2,236,545	2,055,606	2,037,784
Income before income taxes	729,806	668,107	750,268	640,806	793,303	621,467
Provision for income taxes	227,902	206,101	235,361	196,683	264,779	204,061
Net income (a)	501,904	462,006	506,265	435,481	528,524	417,406

(a)	The increase (decrease) in net income for the years ended December 31, 2004, 2003 and 2002 as a result of the restatement for the derivative instruments was $5,374, $(3,170) and $(39,582), respectively, and for the manufacturers’ payments was $(45,272), $(67,614) and $(71,536), respectively.

      ILFC’s total operating, investing and financing cash flows were unaffected by the restatement, except for the mark-to-spot treatment of certain Euro denominated cash accounts, as previously mentioned.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note C — Notes Receivable

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

Note D — Net Investment in Finance Leases

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

Note E — Investments

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

      In 2000, we invested $5,000 for a 50% interest in ILTU Ireland (“ILTU”), an Irish corporation. ILTU presently owns one Boeing 767-300 on lease to an airline. We have guaranteed a loan from a related party to ILTU (See Note L — Commitments and Contingencies).

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note F — Debt Financing and Capital Lease Obligations

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

  Commercial Paper

      We have a $4.8 billion Commercial Paper Program. Under this program, we may borrow in minimum increments of $100 thousand for a period from one day to 270 days. The weighted average interest rate of our outstanding commercial paper was 2.34%, 1.07% and 1.46% at December 31, 2004, 2003 and 2002, respectively.

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

(Dollars in thousands)

Note F — Debt Financing and Capital Lease Obligations (Continued)

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

(Dollars in thousands)

Note F — Debt Financing and Capital Lease Obligations (Continued)

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

(Dollars in thousands)

Note F — Debt Financing and Capital Lease Obligations (Continued)

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note F — Debt Financing and Capital Lease Obligations (Continued)

  Synthetic Lease Obligations

      In 1997, through a subsidiary, we had entered into sale-leaseback transactions providing us proceeds in the amount of $601.9 million relating to seven aircraft. The transactions resulted in the sale and leaseback of these aircraft under one year operating leases with six one year extension options for a total of seven years for each aircraft. We have not recorded any gains related to the transactions. We had the option to either buy back the aircraft or redeliver the aircraft for a fee to the lessor at the end of any lease period. The lease rates equated to fixed principal amortization and floating interest payments based on LIBOR or commercial paper pricing. We consolidated the transaction at December 31, 2003 in accordance with FIN 46R and amortized the principal portion of the debt with the lease payments during 2004. At December 31, 2004 all leases had expired and we had bought back the remaining seven aircraft.

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

      We have entered into various debt and derivative transactions with AIG Financial Products Corporation (“AIGFP”), a related party. We executed $1,780,582 and $1,897,500 notional amount of derivative instruments with AIGFP during 2004 and 2003, respectively. See Note M — Derivative Financial Instruments. Also, see Note B — Restatement for a discussion of the derivatives instruments restatement.

Note G — Shareholders’ Equity

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

(Dollars in thousands)

Note G — Shareholders’ Equity (Continued)

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

  Other Comprehensive Income

      Other Comprehensive Income consists of fair value adjustments of cash flow derivative instruments and unrealized gains on marketable securities classified as “available-for-sale.” The cash flow derivatives were adjusted using market values obtained from a related party broker-dealer. The marketable securities were adjusted using quoted market prices.

Note H — Rental Income

      Minimum future rentals on non-cancelable operating leases and subleases of flight equipment which have been delivered at December 31, 2004 are shown below. This does not include the rentals to be received from lessees as a result of payments made to them directly by the aircraft manufacturers.

Year Ended	(Restated)

2005	$2,684,178
2006	2,361,805
2007	1,984,552
2008	1,586,708
2009	1,227,518
Thereafter	2,910,166

$12,754,927

      Additional rentals we earned based on the lessees’ usage aggregated $360,997 (2004), $289,405 (2003), and $249,503 (2002). Flight equipment is leased, under operating leases, with remaining terms ranging from one to 17 years.

Note I — Flight Equipment Rent and Off Balance Sheet Arrangements

      During 1995, 1996 and 1997, through subsidiaries, we entered into sale-leaseback transactions providing proceeds to us in the amounts of $412,626, $507,600 and $601,860, respectively, each relating to seven aircraft. The transactions resulted in the sale and leaseback of these aircraft under one-year operating leases, each with six one-year extension options for a total of seven years for each aircraft. We repurchased three aircraft before the lease terminated, which were sold to third parties, and repurchased the remaining eighteen

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note I — Flight Equipment Rent and Off Balance Sheet Arrangements (Continued)

aircraft when the leases expired in December 2002 and September 2003 and 2004. The lease rates equated to fixed principal amortization and floating interest payments based on LIBOR or commercial paper pricing. We adopted FIN 46 during the financial year ended December 31, 2003 and determined that the entity related to the remaining sale-leaseback transaction was a VIE in which we were a primary beneficiary as defined by FIN 46R. As a result, we consolidated the remaining entity at December 31, 2003 and ceased to record rental expense, recorded flight equipment of $462.7 million, synthetic lease obligations in the amount of $464.2 million, a net decrease in other liabilities of $3.9 million and an after tax gain of $2.4 million as a cumulative effect of accounting change.

Note J — Income Taxes (Restated)

      The provision (benefit) for income taxes is comprised of the following:

	2004	2003	2002
	(Restated)	(Restated)	(Restated)

Current:
Federal(a)	$(43,912)	$(5,521)	$(164,428)
State	7	746	(1,506)
Foreign	675	993	1,145

	(43,230)	(3,782)	(164,789)
Deferred(b):
Federal	244,212	196,276	361,919
State(c)	5,119	4,189	6,931

	249,331	200,465	368,850

	$206,101	$196,683	$204,061

(a)	Including U.S. tax on foreign income

(b)	Deferred taxes were also provided (charged) to other comprehensive income of $(27,329) (2004), $(32,223) (2003) and $25,634 (2002) and for cumulative effect of accounting change of $4,653 (2003).

(c)	Includes charge of $564 (2004) for revaluation of state deferred taxes as a result of a change in our California apportionment factor.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note J — Income Taxes (Restated) (Continued)

      The deferred tax liability consists of the following deferred tax liabilities (assets):

	2004	2003
	(Restated)	(Restated)

Accelerated depreciation on flight equipment	$2,765,975	$2,472,000
Excess of state income taxes not currently deductible for Federal income tax purposes	(12,114)	(10,260)
Indirect payments from manufacturers	8,207	35,890
Provision for overhauls	(24,097)	(24,464)
Capitalized overhauls	(32,360)	(33,779)
Rentals received in advance	(61,931)	(56,775)
Straight line rents	20,486	23,306
Investments	(6,965)	46
Derivatives	(21,518)	(24,469)
Other comprehensive income/loss	12,291	(15,039)
Other	(17,856)	(12,998)

	$2,630,118	$2,353,458

      A reconciliation of the computed expected total provision for income taxes to the amount recorded is as follows:

	2004	2003	2002
	(Restated)	(Restated)	(Restated)

Computed expected provision based upon a federal rate of 35%	$233,838	$224,282	$217,513
State income taxes, net of Federal income taxes	3,332	3,208	3,526
Foreign sales corporation and extraterritorial income benefit	(30,979)	(29,598)	(18,517)
Foreign taxes(a)	721	(1,242)	2,564
Other	(811)	33	(1,025)

	$206,101	$196,683	$204,061

(a)	Includes realized foreign tax credits in 2003 for taxes paid in prior years.

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

      In 2002 and 2003 we participated in certain tax planning activities with our parent, AIG and related entities, which provided certain tax and other benefits to the AIG consolidated group. As a result of our participation in these activities, AIG shared a portion of the tax benefits of these activities attributable to us

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note J — Income Taxes (Restated) (Continued)

which aggregated $245 million. We are required to repay these tax benefits to AIG in 2007 and 2009. The liability is recorded in “Tax benefit sharing payable to AIG” in the Consolidated Balance Sheet.

Note K — Other Information (Restated)

  Concentration of Credit Risk

      We lease and sell aircraft to airlines and others throughout the world. The lease receivables and notes receivable are from entities located throughout the world. We generally obtain deposits on leases and obtain collateral in flight equipment on notes receivable. We have one customer, Air France ($309,500 or 10.5%), which accounted for 10% or more of Rental of flight equipment revenue during 2004.

  Segment Information

      We operate within one industry: the leasing, sales and management of flight equipment.

      Revenues include rentals of flight equipment to foreign airlines of $2,662,182 (2004), $2,497,085 (2003) and $2,192,228 (2002). Lease revenues from the rental of flight equipment have been reduced by payments received directly by us or by our customers from the aircraft and engine manufacturers.

      The following table sets forth the dollar amount and percentage of total rental revenues attributable to the indicated geographic areas based on each airline’s principal place of business for the years indicated:

	2004		2003		2002
	(Restated)		(Restated)		(Restated)

	Amount	%	Amount	%	Amount	%

Europe	$1,432,441	48.5%	$1,315,851	46.9%	$1,147,461	45.1%
Asia/Pacific	689,201	23.3	661,956	23.6	586,183	23.0
United States and Canada	382,090	12.9	424,457	15.0	461,762	18.1
Central, South America and Mexico	208,622	7.1	221,067	7.9	199,746	7.9
Africa and the Middle East	243,170	8.2	183,880	6.6	150,990	5.9

	$2,955,524	100%	$2,807,211	100%	$2,546,142	100%

      The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue based on each airline’s principal place of business for the years indicated:

	2004		2003		2002
	(Restated)		(Restated)		(Restated)

	Amount	%	Amount	%	Amount	%

France	$351,394	11.9%	$326,010	11.6%	$—	—%
China	357,512	12.1	308,204	11.0	278,464	10.9
United States	—	—	310,126	11.0	354,912	13.9
United Kingdom	—	—	—	—	272,339	10.7

  Currency Risk

      We attempt to minimize our currency and exchange risks by negotiating most of our aircraft leases in U.S. Dollars. Some of our leases, however, are negotiated in Euros to meet the needs of a growing number of airlines. These Euro denominated leases are partly used as an economic hedge against $40.0 million of our Euro denominated debt obligations. We bear the risk of receiving less U.S. Dollar rental revenue and incurring

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note K — Other Information (Restated) (Continued)

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

Note L — Commitments and Contingencies

     Aircraft Orders

      At December 31, 2004, we had committed to purchase 371 new and used aircraft scheduled to deliver from 2005 through 2010 at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $21.6 billion. We also had options to purchase an additional 6 new aircraft deliverable through 2007 at an estimated aggregate purchase price of $361.4 million. Most of these purchase commitments and options to purchase new aircraft are based upon master agreements with each of The Boeing Company (“Boeing”) and AVSA, S.A.R.L., the sales subsidiary of Airbus Industrie (“Airbus”). The recorded basis of aircraft may be adjusted upon delivery to reflect notional credits given by the manufacturers in connection with the leasing of aircraft.

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

     Asset Value Guarantees

      We have guaranteed a portion of the residual value of 21 aircraft to financial institutions. These guarantees expire at various dates through 2013 and generally provide for us to pay the difference between the fair market value of the aircraft and the guaranteed value up to certain specified amounts, or, at our option, purchase the aircraft for the guaranteed value. At December 31, 2004, the maximum exposure if we were to pay under such guarantees was $87,540. In addition, we have written put options for 15 aircraft in the amount of $491,778. Management regularly reviews the underlying values of the collateral aircraft, to determine the exposure under these guarantees and options. At December 31, 2004, we recorded a $5.6 million loss contingency related to certain put options. We have adopted FIN 45 for guarantees entered into after

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note L — Commitments and Contingencies (Continued)

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

      Between December 2001 and March 2003, we restructured the ownership of aircraft in certain lease transactions in Australia. Prior to entering into the transactions, we obtained opinions from Queens Counsel in Australia so that the restructuring transactions would be executed in accordance with the goods and services tax (“GST”) laws of Australia. The Australian Tax Office (“ATO”) is currently investigating the GST aspects of these transactions. In September 2004, we filed a Summons in the Supreme Court of New South Wales seeking declaratory relief affirming our positions on the technical GST aspects of the restructurings. In December 2004, the ATO issued a draft Compliance Audit Report (“CAR”) which is contrary to our position and we have responded to the draft CAR at length. The ATO has not issued an assessment. Management

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note L — Commitments and Contingencies (Continued)

believes that there are substantial arguments in support of our position. Due to the uncertainties related to the investigation and the outcome of the request for declaratory relief, no amounts have been accrued related to this contingency. GST credits of up to AUD 70 million, (approximately US$55 million) have been taken through December 31, 2004. In general, assessments imposed from the ATO may include interest and penalties.

Note M — Derivative Financial Instruments (Restated)

      In the normal course of business, we employ a variety of derivative transactions with the objective of lowering our overall borrowing cost, maintaining an optimal mix of variable and fixed rate interest obligations and managing our foreign currency exchange rate risk. These derivative products include interest rate and currency swap agreements and interest rate floors. We enter into derivative transactions only to economically hedge interest rate and currency risk and not to speculate on interest rates or currency fluctuation.

      All derivatives are recognized on the balance sheet at their fair value and the change in fair value is recorded in operating income or accumulated other comprehensive income depending on the designation of the hedging instrument. Where hedge accounting is not achieved pursuant to SFAS 133, the change in fair value of the derivative is recorded in operating income.

      We recorded hedge ineffectiveness in interest expense related to cross currency fair value hedges in the amount of $(1,097) (2004), $(700) (2003) and $1,000 (2002) and related to cash flow hedges in the amount of $515 (2004), $0 (2003) and $0 (2002). During 2004, four fair value hedges fell outside of the effectiveness range as defined by SFAS 133. The Company recorded $(6,706) in interest expense related to these instruments.

      During the twelve months ended December 31, 2004, 2003 and 2002, the Company recorded the following in earnings in accordance with SFAS 133:

	2004	2003	2002
	(Restated)	(Restated)	(Restated)

Related to non-hedging instruments:
Fair value of non-hedging instruments	$12,201	$(29,020)	$14,257
Fair value of previously designated fair value hedging relationships no longer effective	(381,572)
Offsetting changes in fair value of the previously designated hedged item	374,866
Related to previous designated hedging relationships:
Fair value of hedging instruments	—	152,969	(18,133)
Offsetting changes in fair value of hedged items		(153,685)	19,093
Ineffectiveness of cash flow hedges	515	—	—

Total effect on earnings	$6,010	$(29,736)	$15,217

      At December 31, 2004, 2003 and 2002, the Company’s accumulated other comprehensive income (loss) consisted of the following:

	2004	2003	2002
	(Restated)	(Restated)	(Restated)

Cumulative cash flow hedge loss adjustment, net of tax	$19,959	$(27,928)	$(87,771)
Mark to market of securities held for sale, net of tax	2,866	—	—

Total accumulated other comprehensive income (loss)	$22,825	$(27,928)	$(87,771)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note M — Derivative Financial Instruments (Restated) (Continued)

      During the twelve months ended December 31, 2004, $29.9 million (net) was reclassified from accumulated other comprehensive income to interest expense when interest was paid or received on the Company’s cash flow hedges. The Company estimates that within the next twelve months it will amortize into earnings $8.8 million of the pre-tax balance in accumulated other comprehensive income (loss) under cash flow hedge accounting in connection with the Company’s program to convert debt from floating to fixed rates.

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

Note N — Fair Value Disclosures

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

Derivatives: Fair values were based on the use of valuation models that utilize among other things, current interest, foreign exchange and volatility rates, as applicable.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note N — Fair Value Disclosures (Continued)

The carrying amounts and fair values of the Company’s financial instruments at December 31, 2004 and 2003 are as follows:

	2004 (Restated)		2003 (Restated)

	Carrying		Carrying
	Amount of	Fair Value of	Amount of	Fair Value of
	Asset (Liability)	Asset (Liability)	Asset (Liability)	Asset (Liability)

Cash and cash equivalents	$99,747	$99,747	$102,241	$102,241
Notes receivable	212,273	211,692	146,707	150,011
Investments	22,979	22,979	49,636	50,266
Debt financing (including foreign currency adjustment, synthetic lease obligations (2003) and capital lease obligations and excluding debt discount)	(24,420,907)	(24,750,855)	(22,716,782)	(23,302,677)
Derivative assets	1,191,602	1,191,602	746,013	746,013
Derivative liabilities	38,810	38,810	57,187	57,187
Guarantees	5,507	5,507	4,156	4,156

Note O — Flight Equipment Marketing — Securitization (Restated)

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

      We recorded gains, net of expenses, in the amounts of $32,854 (2004) and $23,245 (2003) related to the transactions. The gains are included in “Flight equipment marketing — securitization” in our Consolidated Statements of Income. We continue to manage the aircraft sold to the trusts for a fee. At December 31, we recorded management fees in the amounts of $10,209 (2004) and $1,291 (2003) in income related to management services provided to the trusts and $1.6 million (2004) and 0 (2003) accounts receivable related to the management of those aircraft is included in “Accrued interest, other receivables and other assets” on our Consolidated Balance Sheet.

Note P — Quarterly Financial Information (Unaudited)

      ILFC has set forth below selected quarterly financial data for the years ended December 31, 2004 and 2003. This data has been restated from amounts previously reported on Form 10-Q for the applicable periods. See Note B — Restatement for a description of the adjustments. The following quarterly financial information

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note P — Quarterly Financial Information (Unaudited) (Continued)

for each of the three months ended and at March 31, June 30, September 30, 2004 and 2003 and for the three months ended December 31, 2004 and 2003 is unaudited.

	March 31, 2004		June 30, 2004		September 30, 2004		December 31, 2004

	As	As	As	As	As	As	As	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

Consolidated balance sheets:

Cash	$153,338	$156,351	$220,758	$223,498	$85,534	$88,300
Flight equipment under operating leases	34,648,226	33,955,679	36,185,565	35,439,433	36,529,818	35,780,004
Accumulated depreciation	(5,402,502)	(5,210,872)	(5,698,565)	(5,495,843)	(6,016,356)	(5,802,490)
Accrued interest, other receivables and other assets	464,259	540,399	278,901	368,810	231,803	292,092
Derivative assets	707,446	675,823	730,341	698,165	669,779	669,460
Total assets	32,430,662	31,977,275	33,580,507	33,097,570	33,536,430	33,063,218
Current income taxes payable	79,501	92,447	38,930	51,904	7,442	20,443
Foreign currency adjustment	823,451	786,299	725,688	712,610	696,127	696,127
Deferred income taxes	2,495,128	2,334,845	2,623,225	2,444,106	2,717,120	2,537,081
Accumulated other comprehensive income (loss)	(93,020)	(35,582)	(34,025)	(3,766)	(45,702)	(5,619)
Retained earnings	3,997,877	3,671,539	4,115,361	3,781,386	4,245,023	3,898,766
Total shareholders’ equity	5,238,394	4,969,494	5,414,873	5,111,157	5,532,858	5,226,684

Consolidated statements of income:

Rental of flight equipment	722,938	697,960	766,520	733,395	795,123	761,621	$795,244	$762,548
Flight equipment marketing	9,742	7,804	26,213	27,389	7,481	7,016	32,920	35,455
Flight equipment marketing — securitization	25,610	34,117					(315)	(1,263)
Interest and other	21,538	23,014	17,757	18,740	39,062	37,790	33,553	14,300
Total revenues	779,828	762,895	810,490	779,524	841,666	806,427	861,402	811,040
Interest expense	233,801	228,509	243,600	235,915	242,444	232,802	245,322	245,300
Depreciation of flight equipment	295,609	284,780	313,400	302,116	322,504	311,188	327,710	315,964
Selling, general and administrative	25,624	24,960	30,489	30,302	26,412	31,124	38,417	30,570
Total expenses	589,936	573,151	625,063	605,907	634,677	618,431	713,904	694,289
Income before income taxes	189,892	189,744	185,427	173,617	206,989	187,996	147,498	116,751
Provision for income taxes	60,688	60,636	59,053	54,880	67,321	60,610	40,840	29,975
Net income	129,204	129,108	126,374	118,737	139,668	127,386	106,658	86,776

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Note P — Quarterly Financial Information (Unaudited) (Continued)

	March 31, 2003		June 30, 2003		September 30, 2003		December 31, 2003

	As	As	As	As	As	As	As	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

Consolidated balance sheets:
Cash	$86,665	$93,925	$57,138	$63,592	$159,683	$167,159
Current income taxes receivable	252,268	236,214	123,855	104,325	61,190	37,823
Flight equipment under operating leases	31,376,024	30,802,592	33,204,057	32,575,816	32,894,656	32,246,596
Accumulated depreciation	(4,607,555)	(4,456,586)	(4,886,676)	(4,725,469)	(4,987,488)	(4,815,989)
Accrued interest, other receivables and other assets	166,491	257,089	223,588	327,172	183,141	268,988
Total assets	29,249,882	28,909,223	30,813,253	30,436,727	30,578,722	30,172,117
Accrued interest and other payables					368,318	369,989
Foreign currency adjustment	330,040	329,715	434,590	434,265	502,128	501,803
Deferred income taxes	2,389,900	2,261,109	2,522,369	2,380,889	2,532,713	2,380,020
Accumulated other comprehensive income (loss)	(119,044)	(59,121)	(107,729)	(47,469)	(93,290)	(39,885)
Retained earnings	3,522,044	3,250,578	3,632,956	3,337,975	3,762,817	3,454,154
Total shareholders’ equity	4,736,537	4,524,994	4,858,764	4,624,043	5,003,064	4,747,806
Consolidated statements of income:
Rental of flight equipment	701,495	680,307	741,945	711,276	753,551	719,690	$744,105	$695,938
Flight equipment marketing			6,957	(4,305)	33,437	29,349	(1,909)	(4,006)
Flight equipment marketing — securitization							17,886	23,245
Interest and other	12,899	4,919	15,507	5,123	9,167	7,341	10,943	524
Total revenues	722,344	693,176	764,409	712,094	796,155	756,380	771,025	715,701
Interest expense	219,110	221,727	236,989	227,907	233,041	221,496	255,440	248,831
Depreciation of flight equipment	264,147	254,575	282,094	271,856	295,591	285,091	282,946	272,387
Selling, general and administrative	20,577	19,841	19,284	19,198	21,032	20,670	17,519	17,071
Total expenses	545,539	537,848	578,059	558,653	591,659	569,252	588,408	570,792
Income before income taxes	176,805	155,328	186,350	153,441	204,496	187,128	182,617	144,909
Provision for income taxes	57,504	49,915	63,402	51,773	64,765	58,628	49,690	36,367
Net income	119,301	105,413	122,948	101,668	139,731	128,500	124,285	99,900

Note Q — Subsequent Event

      On August 11, 2005, ILFC sold 3,069,604 shares of common stock to an existing shareholder for approximately $400 million.

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

Dated: August 15, 2005

INTERNATIONAL LEASE FINANCE CORPORATION

By	/s/ STEVEN F. UDVAR-HAZY

Steven F. Udvar-Hazy
Chairman of the Board and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ STEVEN F. UDVAR-HAZY Steven F. Udvar-Hazy	Chairman of the Board and Chief Executive Officer	August 15, 2005

/s/ LESLIE L. GONDA Leslie L. Gonda	Director, Chairman of the Executive Committee	August 15, 2005

/s/ JOHN L. PLUEGER John L. Plueger	Director, President and Chief Operating Officer	August 15, 2005

/s/ LOUIS L. GONDA Louis L. Gonda	Director	August 15, 2005

/s/ MARTIN J. SULLIVAN Martin J. Sullivan	Director	August 15, 2005

Donald Kanak	Director

/s/ WILLIAM N. DOOLEY William N. Dooley	Director	August 15, 2005

/s/ STEVEN J. BENSINGER Steven J. Bensinger	Director	August 15, 2005

/s/ ALAN H. LUND Alan H. Lund	Director, Vice Chairman, Chief Financial Officer and Chief Accounting Officer	August 15, 2005

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