Form 10-Q/A
period 2005-03-31
INTERNATIONAL LEASE FINANCE CORP
filed 2005-08-15
CIK 714311

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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     As of May 12, 2005, there were 42,198,119 shares of Common Stock, no par value, outstanding.

EXPLANATORY NOTE
     This Form 10-Q/A restates International Lease Finance Corporation’s (the “Company,” “ILFC”) previously issued Condensed Consolidated Financial Statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, Controls and Procedures and the Condensed Consolidated Financial Statements, including Note B of Notes to Condensed Consolidated Financial Statements for the impact of the restatement on each period presented.
     This amendment to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2005 amends and restates only those items of the previously filed Form 10-Q which have been affected by the restatement, although all items of the Form 10-Q are reproduced in this amendment. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update such disclosures except as required to reflect the effects of the restatement.
RESTATEMENT
     ILFC has restated its financial statements and other financial information for the years 2004, 2003, 2002, 2001 and 2000 and for the quarter ended March 31, 2005, with respect to the accounting for certain derivatives transactions and foreign currency transactions and for the accounting for certain payments from aircraft and engine manufacturers. See Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note B of Notes to Consolidated Financial Statements in the 2004 Form 10-K, as amended, and Note B of Notes to Condensed Consolidated Financial Statements included herein for a discussion of the restatement and the effect on ILFC’s Consolidated Balance Sheets and Consolidated Statements of Income.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
FORM 10-Q/A QUARTERLY REPORT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	Restated	Restated	Restated
	March 31,	December 31,	March 31,
	2005	2004	2004
	(Unaudited)
ASSETS
Cash, including interest bearing accounts of $66,283 (March 31, 2005) $97,682 (December 31, 2004) and $139,433 (March 31, 2004)	$66,687	$99,747	$156,351
Current income taxes	57,338	6,507	—
Notes receivable and net investment in finance and sales-type leases	515,398	519,739	427,405
Flight equipment under operating leases	38,665,498	36,580,296	33,955,679
Less accumulated depreciation	6,388,484	6,074,874	5,210,872

	32,277,014	30,505,422	28,744,807
Deposits on flight equipment purchases	1,383,773	1,250,168	1,167,437
Other assets	275,275	199,653	540,399
Derivative assets	976,076	1,191,602	675,823
Investments	25,676	22,979	49,204
Variable interest entities assets	148,359	152,417	161,352
Deferred debt issue costs — less accumulated amortization of $79,104 (March 31, 2005) $77,112 (December 31, 2004) and $64,295 (March 31, 2004)	65,831	59,666	54,497

	$35,791,427	$34,007,900	$31,977,275

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued interest and other payables	$341,510	$264,276	$348,156
Current income taxes			92,447
Tax benefit sharing payable to AIG	245,000	245,000	—
Debt financing, net of deferred debt discount of $37,425 (March 31, 2005), $29,502 (December 31, 2004) and $26,786 (March 31, 2004)	24,709,139	23,136,016	21,766,190
Foreign currency translation adjustment related to foreign currency denominated debt denominated debt	932,474	1,215,809	786,299
Derivative liabilities	31,262	38,810	40,135
Capital lease obligations	20,497	39,580	125,396
Synthetic lease obligations	—	—	458,727
Security and other deposits on flight equipment	1,004,941	876,590	825,418
Rentals received in advance	172,872	160,878	152,387
Deferred income taxes	2,768,110	2,630,118	2,334,845
Variable interest entities liabilities	67,245	70,886	77,781
SHAREHOLDERS’ EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B each having 500 shares issued and outstanding	100,000	100,000	100,000
Common stock—no par value; 100,000,000 authorized shares, 42,198,119 issued and outstanding	653,582	653,582	653,582
Paid-in capital	585,416	579,955	579,955
Accumulated other comprehensive income (loss)	73,038	22,825	(35,582)
Retained earnings	4,086,341	3,973,575	3,671,539

Total shareholders’ equity	5,498,377	5,329,937	4,969,494

	$35,791,427	$34,007,900	$31,977,275

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Dollars in thousands)

	Restated	Restated
	2005	2004
	(Unaudited)
REVENUES
Rental of flight equipment	$798,101	$697,960
Flight equipment marketing	15,561	7,804
Flight equipment marketing – securitization (Note D)	—	34,117
Interest and other	15,162	23,014

	828,824	762,895

EXPENSES
Interest	240,406	228,509
Depreciation of flight equipment	318,891	284,780
Provision for overhauls	44,143	34,902
Selling, general and administrative	36,366	24,960

	639,806	573,151

INCOME BEFORE INCOME TAXES	189,018	189,744
Provision for income taxes	60,096	60,636

NET INCOME	$128,922	$129,108

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Dollars in thousands)

	Restated	Restated
	2005	2004
	(Unaudited)
NET INCOME	$128,922	$129,108

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Net changes in cash flow hedges	50,358	(7,655)
Change in unrealized appreciation on securities available for sale	(145)	—

	50,213	(7,655)

COMPREHENSIVE INCOME	$179,135	$121,453

See notes to condensed consolidated financial statements

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Dollars in thousands)

	Restated	Restated
	2005	2004
	(Unaudited)
OPERATING ACTIVITIES
Net income	$128,922	$129,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	318,891	284,780
Deferred income taxes	110,954	(14,492)
Change in derivative instruments	65,945	25,421
Foreign currency adjustment of non-US$ denominated debt	(63,827)	(37,477)
Amortization of deferred debt issue costs	8,507	5,738
Change in unamortized debt discount	(7,923)	(2,465)
Changes in operating assets and liabilities:
Other assets	22,139	35,188
(Decrease) increase in current income taxes payable	(50,831)	74,480
Increase in accrued interest and other payables	73,594	102,737
Increase in rentals received in advance	11,994	5,516
Other	5,426	(13,012)

Net cash provided by operating activities	623,791	595,522

INVESTING ACTIVITIES
Acquisition of flight equipment for operating leases	(2,209,516)	(1,911,934)
(Increase) decrease in deposits and progress payments	(133,605)	87,637
Proceeds from disposal of flight equipment — net of gain	20,975	805,921
Advances on notes receivable	(6,500)	—
Collections on notes receivable and finance leases	11,874	15,312
Other	(2,557)	(6,653)

Net cash used in investing activities	(2,319,329)	(1,009,717)

FINANCING ACTIVITIES
Net change in commercial paper	1,785,319	280,613
Proceeds from debt financing	973,146	862,741
Payments in reduction of debt financing, capital lease obligations	(1,196,501)	(643,321)
Debt issue costs	(14,672)	(8,370)
Increase (decrease) in customer deposits	128,351	(18,496)
Payment of common and preferred dividends	(10,976)	(8,464)

Net cash provided by financing activities	1,664,667	464,703

Effect of exchange rate changes on cash	(2,189)	3,602
Net (decrease) increase in cash	(33,060)	54,110
Cash at beginning of period	99,747	102,241

Cash at end of period	$66,687	$156,351

(Table continued on following page)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Dollars in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Restated	Restated
	2005	2004
	(Unaudited)
Cash paid (received) during the period for:
Interest (net of amount capitalized of $14,507 (2005) and $12,712 (2004))	$167,645	$141,825
Income taxes, net	(28)	647
2005
Notes receivable in the amount of $13,286 were used as partial payment for the acquisition of seven aircraft.
Aircraft previously accounted for as operating leases were converted into sales-type leases in the amount of $19,228.
$5,179 was reclassed from Retained earnings to Paid-in capital as a result of an adjustment for certain prior period compensation costs related to an incentive plan of ILFC’s parent, AIG.
Certain payments from aircraft and engine manufacturers in the amount of $91,515 reduced the basis of flight equipment under operating leases and increased Other assets.
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
Certain payments from aircraft and engine manufacturers in the amount of $38,416 reduced the basis of flight equipment under operating leases and increased Other assets.
See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(Unaudited)
A. Basis of Preparation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 2004 unaudited condensed consolidated financial statements to conform to the 2005 presentation. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in International Lease Finance Corporation’s (the “Company,” “ILFC,” “management,” “we,” “our,” “us”) Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.
B. Restatement
     The following information describes the corrections in accounting for certain derivatives transactions and foreign currency transactions and for certain payments from aircraft and engine manufacturers, together with the effect on the Company’s Condensed Consolidated Statement of Income and Condensed Consolidated Balance Sheet accounts.
Derivative Instruments
     ILFC enters into derivative instruments to hedge interest rates and foreign currency risks. As part of the previously announced restatement of the financial statements of American International Group, Inc. (“AIG”), ILFC’s indirect parent corporation, AIG began an intensive review of the books and records relating to a wide variety of transactions entered into by AIG and its subsidiaries. During the review of all hedge transactions, after ILFC had filed its 2004 Form 10-K and first quarter 2005 Form 10-Q, deficiencies were identified related to ILFC’s documentation of hedge transactions and errors were identified in the application of the proper accounting for derivative related transactions under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). The review identified:
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
     The following table presents the consolidated balance sheet accounts as reported, compared to the restated accounts:

	March 31, 2005		December 31, 2004		March 31, 2004
	As	As	As	As	As	As
	Reported	Restated	Reported	Restated	Reported	Restated
Consolidated balance sheets:
Cash	$66,738	$66,687	$101,653	$99,747	$153,338	$156,351
Current income taxes receivable	70,500	57,338	19,522	6,507
Flight equipment under operating leases	39,557,429	38,665,498	37,380,712	36,580,296	34,648,226	33,955,679
Accumulated depreciation	(6,626,015)	(6,388,484)	(6,300,071)	(6,074,874)	(5,402,502)	(5,210,872)
Other assets	134,958	275,275	119,415	199,653	464,259	540,399
Derivative assets	988,748	976,076	1,210,908	1,191,602	707,446	675,823
Total assets	36,331,395	35,791,427	34,537,108	34,007,900	32,430,662	31,977,275
Current income taxes payable					79,501	92,447
Foreign currency adjustment					823,451	786,299
Deferred income taxes	2,967,526	2,768,110	2,825,661	2,630,118	2,495,128	2,334,845
Accumulated other comprehensive income (loss)	44,852	73,038	(9,650)	22,825	(93,020)	(35,582)
Retained earnings	4,455,077	4,086,341	4,339,715	3,973,575	3,997,877	3,671,539
Total shareholders’ equity	5,838,927	5,498,377	5,663,602	5,329,937	5,238,394	4,969,494

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005
(Unaudited)
     The following table presents the consolidated statements of income accounts as reported, compared to the restated accounts:

	March 31, 2005		March 31, 2004
	As	As	As	As
	Reported	Restated	Reported	Restated
Consolidated statements of income:
Rental of flight equipment	$829,101	$798,101	$722,938	$697,960
Flight equipment marketing	16,411	15,561	9,742	7,804
Flight equipment marketing – securitization			25,610	34,117
Interest and other	12,892	15,162	21,538	23,014
Total revenues	858,404	828,824	779,828	762,895
Interest expense	253,640	240,406	233,801	228,509
Depreciation	331,225	318,891	295,609	284,780
Selling, general and administrative			25,624	24,960
Total expenses	665,374	639,806	589,936	573,151
Income before income taxes	193,030	189,018	189,892	189,744
Provision for income taxes	61,513	60,096	60,688	60,636
Net income (a)	131,517	128,922	129,204	129,108

(a)	The increase (decrease) in net income for the quarters ended March 31, 2005 and 2004 as a result of the restatement for the derivative instruments was $9,758 and $4,773, respectively, and for the manufacturers’ payments was $(12,352) and $(4,869), respectively.
C. Hedging Activities (Restated)
     We use derivatives to manage exposures to interest rate and foreign currency risks. During the three months ended March 31, 2005, we recorded the following in interest expense:

(Dollars in thousands)
(Income) loss related to derivative instruments:
Changes in fair value of non-hedging instruments	$(15,558)
Changes in fair value of hedging instruments	62,179
Offsetting changes in fair value of hedged items	(61,134)
Ineffectiveness related to cash flow hedges	(361)

$(14,874)

     During the three months ended March 31, 2005, $(2.3) million (net) was reclassified from Accumulated other comprehensive (loss) income to Interest expense when interest was paid or received on our cash flow hedges. We estimate that within the next twelve months we will amortize into earnings approximately $55.3 million of the pre-tax balance in Accumulated other comprehensive income under cash flow hedge accounting in connection with our program to convert debt from floating to fixed interest rates.
     The restatement was a result of errors related to the accounting for certain derivative instruments used in meeting our objective of managing foreign currency exchange rate and interest rate risks. When interest rate and foreign currency swaps are effective as accounting hedges under the technical requirements of SFAS 133, they offset the variability of expected future cash flows or changes in the fair values of assets and liabilities, both economically and for financial reporting purposes. ILFC has historically used such instruments to effectively mitigate foreign currency and interest rate risks. The effect of our inability to apply hedge accounting for the swaps requiring restatement is that changes in their fair values must be recorded in earnings each reporting period. As a result, reported net income will be directly influenced by changes in interest rates

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005
(Unaudited)
and currency rates. This does not effect the economics of the hedge. See Note B – Restatement for a discussion and impact on the quarterly financial statements.
D. Flight Equipment Marketing — Securitization
     We sold 34 aircraft to a trust during the first quarter of 2004. The transaction generated approximately $1.0 billion of gross proceeds. The trust was primarily funded and is owned by other subsidiaries of American International Group, Inc. (“AIG”), our ultimate parent corporation, and is consolidated by AIG. We do not consolidate the trust, nor do we consolidate the subsidiary. The transaction was structured similar to a securitization, in which the trust acquired the aircraft based on values assigned by independent appraisers. Further, an unaffiliated third party acted as capital markets advisor and initial purchaser of the notes of the securitization. Gains in the amount of $34.1 million, net of fees and expenses, related to the transaction are included in Flight Equipment Marketing — Securitization for the period ended March 31, 2004. A similar transaction related to 37 aircraft was completed during 2003. The Company is continuing to manage the aircraft sold to the trusts for a fee. For the three months ended March 31 we recorded management fees in the amounts of $2.5 million (2005) and $2.4 million (2004) in income related to management services provided to the trusts and $38,550 and $166,256 accounts receivable related to the management of those aircraft is included in “Other assets” on our March 31, 2005 and December 31, 2004 Consolidated Balance Sheets.
E. Related Party Transactions
     Compensation to Certain ILFC Employees From Starr International Company, Inc. (SICO)
     In 1975, the voting shareholders and Board of Directors of SICO, a private holding company whose principal asset consists of approximately 12% of AIG’s outstanding common stock as of January 31, 2005, and which has no direct ownership interest in us, decided that a portion of the capital value of SICO (AIG shares or their cash equivalent) should be used to provide an incentive plan for the current and succeeding management of all American International companies, including ILFC. At that time, SICO established the SICO Deferred Compensation Plan (the “SICO Plan”). None of the costs of the various benefits provided under the SICO Plan have been paid by ILFC.
     AIG has determined that it is required under accounting principles generally accepted in the United States of America to expense amounts attributable to deferred compensation granted to certain AIG employees under the SICO Plan. As a result, we have determined that, as a subsidiary of AIG, it is appropriate to record such compensation expense, related to our employees’ participation in the SICO Plan, in our financial statements. Total compensation expense related to the SICO Plan would not have been material to any prior year, and as such no restatement of prior financial statements is necessary. We made the determination of materiality, and evaluated the impact that expense recognition would have had on all prior years to which SICO Plan compensation would have applied. In the first quarter of 2005, we have recorded the total amount of compensation expense related to the SICO Plan that would have been recorded in all prior periods through December 31, 2004. This adjustment was recorded as a reduction of retained earnings on the Consolidated Balance Sheet of $5.2 million, with a corresponding increase to additional paid-in capital. The adjustment has no effect on total shareholders’ equity or cash flows. The amount of compensation expense related to the SICO Plan recorded in income for the first quarter of 2005 is not material.
F. Subsequent Event
     On August 11, 2005, ILFC sold 3,069,604 shares of common stock to an existing shareholder for approximately $400 million.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Forward-Looking Statements
     This quarterly report on Form 10-Q contains or incorporates statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the state of the airline industry, the Company’s access to the capital markets, the Company’s ability to restructure leases and repossess aircraft, the structure of the Company’s leases, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company’s financial condition or results of operations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and “should” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or industry results to vary materially from the Company’s future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, the risk factors described and referred to in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments” and – “Risk Factors Affecting International Lease Finance Corporation” and general industry economic and business conditions, which will, among other things, affect demand for aircraft, availability and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives and environmental and safety requirements. The Company will not update any forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     As more fully described in the Explanatory Note and in Note B of Notes to the Condensed Consolidated Financial Statements, the Company restated its financial statements and other financial information for the years 2004, 2003, 2002, 2001 and 2000 and the interim periods within those years. The Company also restated its condensed consolidated financial statements for the interim period ended March 31, 2005.
     Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to our operating results for the three months ended March 31, 2005 and 2004.
Overview
     International Lease Finance Corporation (“the Company,” “ILFC,” “management,” “we,” “our,” “us”) primarily acquires new jet transport aircraft from The Boeing Company (“Boeing”) and AVSA, S.A.R.L., the sales subsidiary of Airbus Industries (“Airbus”) and leases these aircraft to airlines throughout the world. In addition to our leasing activity, we sell aircraft from our leased aircraft fleet to other leasing companies, financial services companies and airlines. In some cases, we provide fleet management services to companies with aircraft portfolios for a management fee. From time to time we provide asset value guarantees and loan guarantees to the buyers of aircraft or to financial institutions for a fee. We also remarket and sell aircraft owned or managed by others for a fee.
     As of March 31, 2005, we owned 699 aircraft, had twenty aircraft in the fleet that were classified as finance and sales-type leases, and provided fleet management services for 95 aircraft. We have contracted with Airbus and Boeing to buy 322 new aircraft for delivery through 2010 with an estimated purchase price of $19.5 billion, 64 of which will deliver during the remainder of 2005. The recorded basis of aircraft may be adjusted upon delivery to reflect notional credits given by the manufacturers to support the leasing of aircraft, as described in Note B—Restatement.
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
     Our primary source of revenue is from operating leases. One measure of profitability we use is a ratio called Lease Margin (see “Management’s Discussion and Analysis – Non-GAAP Financial Measures”). The airline industry is cyclical in nature and lease margins generally declined after the terrorist attacks of September 11, 2001, due to a surplus of aircraft in the market place, airline bankruptcies, higher incidents of restructurings with troubled airlines, repossessions of aircraft, depressed airline revenue yields, terrorism and worldwide health concerns such as SARS. However, since late 2003, airliner passenger and cargo traffic worldwide has exhibited measured growth. Despite rising fuel prices which significantly impacted the airline industry during 2004, and continue to negatively impact it in 2005, overall industry trends in 2004 showed continued improvement, particularly outside the United States. As a result, starting in 2004, and continuing in 2005, we see an increase in demand for newer, modern, fuel-efficient aircraft which comprise the bulk of our fleet, and an overall strengthening of lease rates. Although lease rates strengthened during 2004, and continued to strengthen in the first quarter of 2005, there is a lag between changes in market conditions and their impact on our results, as contracts signed during times of lower lease rates are still in effect. The strengthening of lease rates are starting to materialize in our results with the lease margin increasing 2.1% for the three months ended March 31, 2005 compared to the three months ended March 31, 2004, but the improvement in the airline industry has yet to be completely reflected in our financial performance. Also, increasing interest rates, along with other risk factors, may impact our future results. We believe we are well positioned in the current industry environment with signed lease agreements for all of our 2005 deliveries of new aircraft and only one aircraft in our existing fleet not placed with an airline at March 31, 2005.

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
Recent Developments
     AIG, our indirect parent, delayed filing its Annual Report on Form 10-K for the year ended December 31, 2004 to allow AIG’s Board of Directors and new management adequate time to complete an extensive review of AIG’s books and records. The review included issues arising from pending investigations into non-traditional insurance products and certain assumed reinsurance transactions by the Office of the Attorney General for the State of New York and the Securities and Exchange Commission and from AIG’s decision to review the accounting treatment of certain additional items. The findings of the review resulted in AIG’s decision to restate its financial statements for the years ended December 31, 2003, 2002, 2001 and 2000, and the quarters ended March 31, June 30, September 30 for the years 2004 and 2003.
     While neither AIG nor any of its subsidiaries is a co-obligor or guarantor of our debt securities, circumstances affecting AIG can have an impact on us. For example, concurrent with the most recent ratings actions taken by Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”) and Fitch, Inc. (“Fitch”) with respect to AIG, the following ratings actions were taken or statements were made with respect to our ratings: (i) S&P retained our long-term debt rating at AA- on CreditWatch Negative and our short-term rating at A-1+ on CreditWatch Negative, (ii) Moody’s affirmed our (A1/Stable/P-1) rating with a Stable outlook and (iii) Fitch lowered our long-term rating to A+ and short-term rating to F-1 and continues to have us on Rating Watch Negative. Accordingly, we can give no assurance that any further changes in circumstances for AIG will not impact us.
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
     We operate as a supplier and financier to airlines. The risks affecting our airline customers are generally out of our control and impact our customers to varying degrees. As a result, we are indirectly impacted by all the risks facing airlines today. Our ability to succeed is dependent on the financial strength of our customers. Our customers’ ability to compete effectively in the market place and manage these risks has a direct impact on us and our operating results. Risks directly or indirectly affecting our business include:
•	Overall Airline Industry Risk
➢	Demand for air travel

➢	Competition between carriers

➢	Fuel prices and availability

➢	Labor costs and stoppages

➢	Maintenance costs

➢	Employee labor contracts

➢	Air traffic control infrastructure constraints

➢	Insurance costs

➢	Security, terrorism and war

➢	Health concerns

➢	Equity and borrowing capacity

➢	Environmental concerns

➢	Government regulation

➢	Interest rates
•	Manufacturer Risk

•	Borrowing Risks
➢	Liquidity

➢	Interest rates

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
•	Other Risks
➢	Residual value

➢	Obsolescence

➢	Key personnel

➢	Foreign currency exchange rate risk
     For a detailed discussion of risk factors affecting us, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.
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
     For a detailed discussion on the application of these accounting policies, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.
Financial Condition
     We borrow funds to purchase new and used flight equipment, including funds for progress payments during the construction phase, and to pay off maturing debt obligations. These funds are borrowed principally on an unsecured basis from various sources. During the three months ended March 31, 2005, we borrowed $973.1 million (excluding commercial paper) and $623.5 million was provided by operating activities. As of March 31, 2005, we have committed to purchase 322 new aircraft from Airbus and Boeing at an estimated aggregate purchase price of $19.5 billion for delivery through 2010. We also hold options to purchase six additional new aircraft at an estimated aggregate purchase price of approximately $361.4 million. The recorded basis of aircraft may be adjusted to reflect notional credits given by the manufacturers in connection with the leasing of aircraft. We currently expect to fund expenditures for aircraft and to meet liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     We have modified our borrowing strategy with the goal that, over time, we will have approximately 15% or less of our debt, excluding commercial paper, mature in any one year. Management continues to explore new funding sources and ways to diversify our investor base. Our debt financing and capital lease obligations were comprised of the following at the following dates:

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Public term debt with single maturities	$11,419,575	$11,544,575
Public medium-term notes with varying maturities	5,502,867	5,972,171
Capital lease obligations	20,497	39,580
Bank and other term debt	3,363,557	2,973,525

Total term debt, bank debt, and capital lease obligations	20,306,496	20,529,851

Commercial paper	4,460,566	2,675,247
Deferred debt discount	(37,425)	(29,502)

Total debt financing and capital lease obligations	$24,729,637	$23,175,596

Selected interest rates and ratio:
Composite interest rate	4.49%	4.34%
Percentage of total debt at fixed rates	70.16%	66.21%
Composite interest rate on fixed rate debt	4.99%	5.07%
Bank prime rate	5.75%	5.25%
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

	Maximum		Sold as of	Sold as of	Sold as of
	Offering		December 31, 2004	March 31, 2005	May 12, 2005
	(Dollars in millions)
Registration statement dated December 20, 2002 (including $2.88 billion Medium-Term Note Program and $1.0 billion Retail Medium-Term Note Program)	$6,080	(a)	$5,593	$5,609	$5,609

Registration statement dated December 28, 2004 (including $2.0 billion Medium Term Note Program)	7,045	(b)	—	500	1,300

Euro Medium-Term Note Programme dated	7,000		4,475	4,475	4,475
May 2004 (c)(d)

(a)	Includes $1.08 billion, which was incorporated into the registration statement from a prior registration statement, increasing the maximum offering from $5.0 billion to $6.08 billion.

(b)	Includes $2.045 billion, which was incorporated into the registration statement from a prior registration statement, increasing the maximum offering from $5.0 billion to $7.045 billion.

(c)	We have hedged the foreign currency risk of the notes through operating lease payments or derivatives.

(d)	This is a perpetual program. As a bond issue matures, the amount becomes available again under the program.
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
Other Variable Interest Entities
     We have sold aircraft to entities owned by third parties and from time to time we have issued asset value guarantees or loan guarantees related to the aircraft sold. Management has determined ten such entities, each owning one aircraft, are Variable Interest Entities (“VIEs”) in which we are a primary beneficiary, as defined by Financial Accounting Standards Board Interpretation No. 46R (“FIN 46R”). In accordance with FIN 46R, we have consolidated these entities commencing December 31, 2003.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
We enter into derivative transactions only to economically hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements, currency swap agreements, and interest rate floor agreements. In 2004, as a result of a customer bankruptcy, we assumed liabilities in the form of a derivative contract. The derivative does not qualify as a hedge under Statement of Financial Accounting Standards Board No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 138”). The derivative is carried at fair market value on our Consolidated Balance Sheets with changes in market value taken through income.
     As discussed in Note B – Restatement, we are restating financial statements and other financial information for the years 2004, 2003, and 2002 and our financial information for the years 2001 and 2000 and for each of the quarters in the years 2004 and 2003 and for the quarter ended March 31, 2005, with respect to the accounting for certain derivative transactions and foreign currency transactions.
     The errors identified related to the accounting for certain derivative instruments used in meeting our objective of managing foreign currency exchange rate and interest rate risks. When interest rate and foreign currency swaps are effective as accounting hedges under the technical requirements of SFAS 133, they offset the variablility of expected future cash flows or changes in the fair values of assets and liabilities, both economically and for financial reporting purposes. ILFC has historically used such instruments to effectively mitigate foreign currency and interest rate risks. The effect of our inability to apply hedge accounting for the swaps requiring restatement is that changes in their fair values must be recorded in earnings each reporting period. As a result, reported net income will be directly influenced by changes in interest rates and currency rates.
     ILFC’s total operating, investing and financing cash flows were unaffected by the restatement, except for the mark-to-spot treatment of certain Euro denominated cash accounts as discussed in Note B – Restatement.
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
Existing Commitments (Exclusive of Interest)

	Commitments Due by Fiscal Year
	Total	2005	2006	2007	2008	2009	Thereafter
	(Dollars in thousands)
Public and Bank Term Debt	$20,285,999	$2,626,257	$3,721,292	$3,626,137	$3,809,580	$3,710,022	$2,792,711

Capital Lease Obligations	20,497	20,497	—	—	—	—	—

Commercial Paper	4,460,566	4,460,566	—	—	—	—	—

Operating Leases	100,253	6,233	8,629	8,951	9,303	9,594	57,543

Purchase Commitments (b)	19,552,000	3,803,800	5,487,200	4,645,000	3,696,100	1,552,700	367,200

Total	$44,419,315	$10,917,353	$9,217,121	$8,280,088	$7,514,983	$5,272,316	$3,217,454

Contingent Commitments

	Contingency Expiration by Fiscal Year
	Total	2005	2006	2007	2008	2009	Thereafter
	(Dollars in thousands)
Purchase Options on New Aircraft (b)	$361,400	$—	$81,400	$280,000	$—	$—	$—

Put Options (a)	327,350	23,300	—	—	—	—	304,050

Asset Value Guarantees (a)	65,689	2,500	5,452	6,815	8,178	—	42,744

Loan Guarantees (a)	143,915	—	97,677	—	—	—	46,238

Lines of Credit	50,000	—	—	—	—	—	50,000

Total	$948,354	$25,800	$184,529	$286,815	$8,178	$—	$443,032

(a)	From time to time, we participate with airlines, banks and other financial institutions to assist in financing aircraft by providing asset guarantees, put options, or loan guarantees collateralized by aircraft. As a result, should we be called upon to fulfill our obligations, we would have recourse to the value of the underlying aircraft.

(b)	The recorded basis of aircraft may be adjusted to reflect notional credits given by the manufacturers in connection with the leasing of aircraft.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     VIE revenues and expenses are recorded in our 2005 net income as a result of our adoption of FIN 46R beginning December 31, 2003. The most directly comparable GAAP financial measure is Profit Margin. The following is a reconciliation of Profit Margin to Lease Margin:

	Three Months Ended
	March 31, 2005
	(Dollars in millions)
	Restated	Restated
	2005	2004
Total revenues (A)	$828.8	$762.9
Flight equipment marketing	(15.6)	(41.9)
Interest and other	(15.2)	(23.0)

Rental of flight equipment (B)	798.0	698.0

Total expenses (C)	639.8	573.2
VIE expenses	(5.2)	(3.7)

Adjusted total expenses (D)	634.6	569.5

Profit margin (A) – (C) = (E)	$189.0	$189.7
Lease margin (B) – (D) = (F)	$163.4	$128.5
Profit margin % (E) divided by (A)	22.8%	24.9%
Lease margin % (F) divided by (B)	20.5%	18.4%
Results of Operations - Three months ended March 31, 2005 versus 2004 (Restated).
     At March 31, 2005, our fleet, on which we earn rental revenue, consisted of 699 aircraft compared to a fleet of 619 aircraft at March 31, 2004. The cost of the leased fleet increased to $38.7 billion at March 31, 2005, compared to $34.0 billion at March 31, 2004.
     Revenues from the rental of flight equipment increased 14.3% to $798.1 million in 2005 compared to $698.0 million in 2004, due to an increase in the number of aircraft available for operating lease (699 at March 31, 2005 compared to 619 at March 31, 2004), partially offset by aircraft being reconfigured and redelivered and therefore not earning revenue for the entire period. We had one aircraft in our fleet that was not subject to a signed lease agreement or a signed letter of intent at March 31, 2005. Lease Margin for the period increased to 20.5% in 2005 compared to 18.4% for the same period in 2004. Profit Margin decreased to 22.8% compared to 24.9% for the same periods primarily due to revenue related to aircraft sales. Management expects factors described in our Overview to continue to negatively impact revenues in 2005 and beyond, even as we may see increases in the Lease Margins going forward, as some airlines continue to experience financial difficulties and improving trends in lease rates take time to be completely reflected in our lease revenues.
     In addition to leasing operations, we engage in the marketing of flight equipment throughout the lease term, as well as the sale of third party owned flight equipment on a principal and commission basis. Revenues from flight equipment marketing increased to $15.6 million in 2005 compared to $7.8 million in 2004. We sold twelve aircraft during the first quarter of 2005, eleven of which were in the form of sales-type leases, compared to three aircraft during the same period in 2004.
     Further, during the first quarter of 2004, the Company sold 34 aircraft to a trust included in the consolidated financial statements of the Company’s parent (see Note D of Notes to Condensed Consolidated Financial Statements). The gains, net of expenses, related to the transaction is included in Flight Equipment Marketing – Securitization.
     Interest and other revenue decreased to $15.2 million in 2005 compared to $23.0 million in 2004 primarily due to a decrease in foreign currency exchange gains.
     Interest expense increased to $240.4 million in 2005 compared to $228.5 million in 2004 as a result of an increase in average debt outstanding, borrowed to finance aircraft acquisitions (excluding the effect of debt discount and foreign exchange adjustments), to $24.0 billion in 2005 compared to $22.1 billion in 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Our composite borrowing rates in 2005 and 2004 were as follows:

			Increase
	2005	2004	(decrease)
Beginning of Quarter	4.34%	4.53%	(0.19)%

End of Quarter	4.49%	4.34%	0.15%

Average	4.42%	4.43%	(0.01)%
     Interest expense for the three months ended March 31, 2005 includes a $14.8 million decrease related to derivative ineffectiveness and mark-to-market of derivatives not considered a hedge under SFAS 133.
     Depreciation of flight equipment increased 12.0% to $318.9 million in 2005 compared to $284.8 million in 2004 due to the increased cost of the fleet.
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
     Other comprehensive income was $50.2 million in 2005 compared to a $25.8 million loss in 2004, primarily due to changes in the market value of cash flow hedges.

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
     We are exposed to market risk and the risk of loss of fair value and possible liquidity strain resulting from adverse fluctuations in interest rates and foreign exchange prices. We statistically measure the loss of fair value through the application of a VaR model on a quarterly basis. In this analysis ILFC’s net fair value is determined using the financial instrument and other assets. This includes tax adjusted future flight equipment lease revenues, and financial instrument liabilities, which includes future servicing of current debt. The estimated impact of current derivative positions is also taken into account.
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

	ILFC Market Risk
	Three Months Ended			Year Ended
	March 31, 2005			December 31, 2004
	(Dollars in millions)
	Average	High	Low	Average	High	Low
Combined	76.4	111.7	34.6	$69.6	$86.3	$34.6

Interest Rate	76.5	112.4	35.0	69.7	86.4	35.0

Currency	0.7	2.0	0.3	0.3	0.5	0.2

ITEM 4. CONTROLS AND PROCEDURES
     (A) Restatement
Derivative Instruments
ILFC enters into derivative instruments to hedge interest rates and foreign currency risks. As part of the previously announced restatement of the financial statements of AIG, ILFC’s indirect parent corporation, AIG began an intensive review of the books and records relating to a wide variety of transactions entered into by AIG and its subsidiaries. During the review of all hedge transactions, after ILFC had filed its 2004 Form 10-K and first quarter 2005 Form 10-Q, deficiencies were identified related to ILFC’s documentation of hedge transactions and errors were identified in the application of the proper accounting for derivative related transactions under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”) and No. 52, Foreign Currency Translation (“SFAS 52”). The review identified:
•	Documentation deficiencies related to portions of Euro denominated debt that ILFC had designated as a hedge against future operating lease payments receivable denominated in Euros. The review revealed that the documentation related to these hedges was insufficient to meet the documentation criteria under SFAS 133 and it was concluded that ILFC could not apply hedge accounting to the transactions. The economics of the transactions are not affected.

•	Certain Euro denominated cash accounts associated with the aforementioned operating lease payments and certain foreign denominated debt required mark-to-spot treatment under SFAS 52, which were not properly accounted for at the end of each quarter during the years 2004, 2003, 2002 and 2001.

•	Documentation deficiencies related to four commercial paper swaps where portions of ILFC’s commercial paper program were swapped from floating into fixed interest rates. The review revealed that the documentation related to these hedges was insufficient to meet the documentation criteria under SFAS 133 and it was concluded that ILFC could not apply hedge accounting to the transactions. The economics of the transactions are not affected.

•	Minor errors under SFAS 133 with respect to derivative instruments related to the reclassification to income from Accumulated other comprehensive income. The corrections will also affect derivative assets and liabilities and accrued interest.
Certain Payments from Aircraft and Engine from Manufacturers
In the course of ILFC’s review of its application of SFAS 133, ILFC, in consultation with its independent registered public accountants, identified an error in its accounting for certain payments received from aircraft and engine manufacturers. Under arrangements with these manufacturers, in certain circumstances the manufacturers established notional accounts for the benefit of ILFC, to which amounts were credited by the manufacturers in connection with the purchase by and delivery to ILFC and the lease of aircraft. Amounts credited to the notional accounts were used at ILFC’s direction to protect ILFC from certain events including loss when airline customers of ILFC defaulted on lease payment obligations, to provide lease subsidies and other incentives to ILFC airline customers in connection with leases of certain aircraft and to reduce ILFC’s cost of aircraft purchased.
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

ITEM 4. CONTROLS AND PROCEDURES (CONTINUED)
     (B) Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to management of the Company, including the Chairman of the Board and Chief Executive Officer and the Vice Chairman, Chief Financial Officer and Chief Accounting Officer (collectively the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. The management of the Company, including the Certifying Officers, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls procedures and have concluded that our disclosure controls and procedures were ineffective at the reasonable assurance level as of March 31, 2005 due to the existence of the material weaknesses described below. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. and procedures. We identified the following material weaknesses in our internal control over financial reporting:
•	The Company did not maintain effective controls over the valuation and presentation and disclosure of derivative transactions entered into prior to the existence of SFAS 133. Specifically, we did not maintain adequate documentation regarding the effectiveness of certain derivative transactions used to hedge interest rate and foreign currency exchange rate risk. This control deficiency resulted in the restatement of our consolidated financial statements for the years 2004, 2003, 2002, 2001 and 2000 and the quarters of 2004 and 2003, as well as the quarter ended March 31, 2005. Additionally, this control deficiency could result in a misstatement to the financial statement line items (Derivative assets, Derivative liabilities, Accumulated other comprehensive income, and Interest expense) that would cause a material misstatement to the annual or interim financial statements. Accordingly, management concluded this control deficiency constitutes a material weakness.

•	The Company did not maintain effective controls over the valuation and presentation and disclosure of certain payments received from manufacturers. This control deficiency resulted in the restatement of our consolidated financial statements for the years 2004, 2003, 2002, 2001 and 2000 and the quarters of 2004 and 2003, as well as the quarter ended March 31, 2005. Additionally, this control deficiency could result in a misstatement to the revenue accounts that would cause a material misstatement to the annual or interim financial statements. Accordingly, management concluded this control deficiency constitutes a material weakness.
As a result of these material weaknesses, management, including the Certifying Officers, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2005.
Variable Interest Entities

The Company’s consolidated financial statements for the period ended March 31, 2005, include assets in the amount of $148.4 million, liabilities in the amount of $67.2 million and a net gain of $1.6 million related to Variable Interest Entities (“VIEs”). The Company’s assessment of disclosure controls and procedures, as described above, includes the VIEs. Each of the VIEs has a discrete number of assets and the Company, as lender and guarantor to the VIEs, has been provided sufficient information to conclude that the Company’s procedures with respect to these VIEs are effective in providing reasonable assurance that the information required to be disclosed by the Company relating to these entities is reconciled, processed, summarized and reported within the periods specified by the Securities and Exchange Commission. However, management has been unable to assess the effectiveness of internal control over financial reporting at those entities, due to the Company’s inability to dictate or modify the controls of those entities, or to assess those controls.

ITEM 4. CONTROLS AND PROCEDURES (CONTINUED)
     (C) Changes in Internal Control Over Financial Reporting
There were no changes during the fiscal quarter ended on March 31, 2005 that materially effected, or are reasonably likely to materially effect, our internal control over financial reporting.
     (D) Remediation of Material Weaknesses in Internal Control Over Financial Reporting
As of the date of this filing, we have begun to remediate the material weaknesses in our internal control over financial reporting with respect to accounting for derivative instruments and the accounting for certain payments from engines manufacturers discussed above. The remediation actions include:
•	Improving training, education, accounting reviews and adding additional staff as necessary, all designed to ensure that all relevant personnel involved in derivatives transactions understand and apply hedge accounting in compliance with SFAS 133.

•	Improving training, education, accounting reviews and adding additional staff as necessary, all designed to ensure that all relevant personnel involved in the purchase of aircraft from the manufacturers understand the appropriate accounting treatment for the funds received from the manufacturers, for the related purchase of aircraft and engines and the subsequent lease of the manufacturers’ aircraft.
We will describe additional remediation efforts in our future filings.
The process and control improvements described above in this Item 4 are the only changes in our internal control over financial reporting during the period covered by this report that would have a material effect, our internal control over financial reporting. We will continue to assess our controls and procedures and will take any further actions that we deem necessary.
We believe that our Consolidated Financial Statements fairly present, in all material respects, our financial condition, results of operations and cash flows as of, and for, the periods presented and that this Quarterly Report on Form 10-Q, as amended, contains no material inaccuracies or omissions of material fact and contains the information required to be included in accordance with the Exchange Act.

PART II. OTHER INFORMATION
     ITEM 1. LEGAL PROCEEDINGS
There has been no change in the legal proceedings to which the Company is a party. See “Item 3. Legal Proceedings” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On March 31, 2005, the shareholders of the Company, by unanimous written consent, elected the following persons as directors of the Company:
•	Steven F. Udvar-Hazy

•	Leslie L. Gonda

•	John L. Plueger

•	Louis L. Gonda

•	Martin J. Sullivan

•	Donald Kanak

•	William N. Dooley

•	Steven J. Bensinger

•	Alan H. Lund
     ITEM 6. EXHIBITS
          a) Exhibits

3.1	Restated Articles of Incorporation of the Company, as amended through December 9, 1992, filed November 3, 1993 (filed as an exhibit to Registration Statement No. 33-50913 and incorporated herein by reference).

3.2	Certificate of Determination of Preferences of Series A Market Auction Preferred Stock (filed December 9, 1992 as an exhibit to Registration Statement No. 33-54294 and incorporated herein by reference).

3.3	Certificate of Determination of Preferences of Series B Market Auction Preferred Stock (filed December 9, 1992 as an exhibit to Registration Statement 33-54294 and incorporated herein by reference).

3.4	Certificate of Determination of Preferences of Series C Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

3.5	Certificate of Determination of Preferences of Series D Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

3.6	Certificate of Determination of Preferences of Series E Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

3.7	Certificate of Determination of Preferences of Series F Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

3.8	Certificate of Determination of Preferences of Series G Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

3.9	Certificate of Determination of Preferences of Series H Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

3.10	Certificate of Determination of Preferences of Preferred Stock of the Company (filed as an exhibit to Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

3.11	By-Laws of the Company, including amendment thereto dated August 31, 1990 (filed as an exhibit to Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

3.12	Unanimous Written Consent of Sole Stockholder of the Company, dated January 2, 2002, amending the Bylaws of the Company (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.1	Agreement, dated as of October 28, 2004 among the Company, Barclays Bank PLC and Export-Import Bank of the United States (filed as an exhibit to the original Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).

12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chairman of the Board and Chief Executive Officer

31.2	Certification of Vice Chairman, Chief Financial Officer and Chief Accounting Officer

32.1	Certification under 18 U.S.C., Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTERNATIONAL LEASE FINANCE CORPORATION

August 15, 2005	/S/ Steven F. Udvar-Hazy

STEVEN F. UDVAR-HAZY
Chairman of the Board and
Chief Executive Officer

August 15, 2005	/S/ Alan H. Lund

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