Form 10-Q
period 2005-06-30
INTERNATIONAL LEASE FINANCE CORP
filed 2005-08-15
CIK 714311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
     As of August 1, 2005, there were 42,198,119 shares of Common Stock, no par value, outstanding.

EXPLANATORY NOTE
     This Form 10-Q restates International Lease Finance Corporation’s (the “Company,” “ILFC”) previously issued Condensed Consolidated Financial Statements for June 30, 2004. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, Controls and Procedures and the Condensed Consolidated Financial Statements, including Note B of Notes to Condensed Consolidated Financial Statements for the impact of the restatement on each period presented.
RESTATEMENT
     ILFC has restated its financial statements and other financial information for the years 2004, 2003, 2002, 2001 and 2000 (including the quarters in 2004 and 2003) and for the quarter ended March 31, 2005, with respect to the accounting for certain derivatives transactions and foreign currency transactions and for the accounting for certain payments from aircraft and engine manufacturers. See Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note B of Notes to Consolidated Financial Statements in the 2004 Form 10-K, as amended, and Note B of Notes to Condensed Consolidated Financial Statements and Controls and Procedures included herein for a discussion of the restatement and the effect on ILFC’s Consolidated Balance Sheets and Consolidated Statements of Income.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

		Restated	Restated
	June 30,	December 31,	June 30,
	2005	2004	2004
	(Unaudited)
ASSETS
Cash, including interest bearing accounts of $85,849 (June 30, 2005), $97,682 (December 31, 2004) and $214,600 (June 30, 2004)	$96,553	$99,747	$223,498
Current income taxes	118,835	6,507	—
Notes receivable and net investment in finance and sales-type leases	499,574	519,739	501,909
Flight equipment under operating leases	40,979,790	36,580,296	35,439,433
Less accumulated depreciation	6,695,397	6,074,874	5,495,843

	34,284,393	30,505,422	29,943,590
Deposits on flight equipment purchases	1,177,114	1,250,168	1,096,428
Other assets	290,151	199,653	368,810
Derivative assets	428,998	1,191,602	698,165
Investments	20,052	22,979	48,652
Variable interest entities assets	144,955	152,417	157,454
Deferred debt issue costs — less accumulated amortization of $77,655 (June 30, 2005), $77,112 (December 31, 2004) and $71,012 (June 30, 2004)	83,833	59,666	59,064

	$37,144,458	$34,007,900	$33,097,570

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued interest and other payables	$328,734	$264,276	$290,994
Current income taxes			51,904
Tax benefit sharing payable to AIG	245,000	245,000	—
Debt financing, net of deferred debt discount of $46,188 (June 30, 2005), $29,502 (December 31, 2004) and $26,352 (June 30, 2004)	26,559,654	23,136,016	23,283,308
Foreign currency translation adjustment related to foreign currency denominated debt	324,604	1,215,809	712,610
Derivative liabilities	53,316	38,810	25,184
Capital lease obligations	—	39,580	82,147
Security and other deposits on flight equipment	904,062	876,590	862,008
Rentals received in advance	185,161	160,878	157,426
Deferred income taxes	2,880,231	2,630,118	2,444,106
Variable interest entities liabilities	64,689	70,886	76,726
SHAREHOLDERS’ EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B each having 500 shares issued and outstanding	100,000	100,000	100,000
Common stock—no par value; 100,000,000 authorized shares, 42,198,119 issued and outstanding	653,582	653,582	653,582
Paid-in capital	585,913	579,955	579,955
Accumulated other comprehensive (loss) income	59,574	22,825	(3,766)
Retained earnings	4,199,938	3,973,575	3,781,386

Total shareholders’ equity	5,599,007	5,329,937	5,111,157

	$37,144,458	$34,007,900	$33,097,570

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(Dollars in thousands)

		Restated
	2005	2004
	(Unaudited)
REVENUES
Rental of flight equipment	$857,420	$733,395
Flight equipment marketing	21,439	27,389
Interest and other	14,827	18,740

	893,686	779,524

EXPENSES
Interest	286,414	235,915
Depreciation of flight equipment	343,549	302,116
Provision for overhauls	49,826	37,574
Selling, general and administrative	29,980	30,302

	709,769	605,907

INCOME BEFORE INCOME TAXES	183,917	173,617
Provision for income taxes	60,360	54,880

NET INCOME	$123,557	$118,737

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Dollars in thousands)

		Restated
	2005	2004
	(Unaudited)
REVENUES
Rental of flight equipment	$1,655,521	$1,431,355
Flight equipment marketing	37,000	35,193
Flight equipment marketing — securitization (Note D)	—	34,117
Interest and other	29,989	41,754

	1,722,510	1,542,419

EXPENSES
Interest	526,820	464,425
Depreciation of flight equipment	662,440	586,896
Provision for overhauls	93,969	72,475
Selling, general and administrative	66,346	55,261

	1,349,575	1,179,057

INCOME BEFORE INCOME TAXES	372,935	363,362
Provision for income taxes	120,456	115,516

NET INCOME	$252,479	$247,846

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(Dollars in thousands)

		Restated
	2005	2004
	(Unaudited)
NET INCOME	$123,557	$118,737

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Net changes in cash flow hedges	(11,343)	31,816
Change in unrealized appreciation on securities available for sale	(2,122)	—

	(13,465)	31,816

COMPREHENSIVE INCOME	$110,092	$150,553

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Dollars in thousands)

		Restated
	2005	2004
	(Unaudited)
NET INCOME	$252,479	$247,846

OTHER COMPREHENSIVE INCOME, NET OF TAX
Net changes in cash flow hedges	39,017	24,162
Change in unrealized appreciation on securities available for sale	(2,268)	—

	36,749	24,162

COMPREHENSIVE INCOME	$289,228	$272,008

See notes to condensed consolidated financial statements

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Dollars in thousands)

		Restated
	2005	2004
	(Unaudited)
OPERATING ACTIVITIES
Net income	$252,479	$247,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	662,440	586,896
Deferred income taxes	230,326	77,637
Change in derivative instruments	388,262	2,309
Foreign currency adjustment of non-US$ denominated debt	(442,333)	(76,401)
Amortization of deferred debt issue costs	17,332	12,455
Change in unamortized debt discount	(16,686)	(2,031)
Other	9,550	(6,296)
Changes in operating assets and liabilities:
(Increase) decrease in other assets	51,785	130,306
(Decrease) increase in current income taxes payable	(112,328)	33,937
Increase in accrued interest and other payables	58,262	44,520
Increase in rentals received in advance	24,283	10,555

Net cash provided by operating activities	1,123,372	1,061,733

INVESTING ACTIVITIES
Acquisition of flight equipment for operating leases	(4,822,093)	(3,567,892)
Acquisition of flight equipment for finance leases	—	(43,247)
Decrease in deposits and progress payments	73,054	158,646
Proceeds from disposal of flight equipment — net of gain	231,749	1,045,796
Advances on notes receivable	(6,500)	(65,492)
Collections on notes receivable and finance leases	35,333	33,660
Other	3,381	604

Net cash used in investing activities	(4,485,076)	(2,437,925)

FINANCING ACTIVITIES
Net change in commercial paper	2,064,395	801,619
Proceeds from debt financing	3,766,218	2,907,308
Payments in reduction of debt financing, capital lease obligations and synthetic lease obligations	(2,429,869)	(2,194,185)
Debt issue costs	(41,499)	(19,654)
Increase in customer deposits	27,472	18,094
Payment of common and preferred dividends	(20,936)	(17,354)

Net cash provided by financing activities	3,365,781	1,495,828

Effect of exchange rate changes on cash	(7,271)	1,621
Net (decrease) increase in cash	(3,194)	121,257
Cash at beginning of period	99,747	102,241

Cash at end of period	$96,553	$223,498

     (Table continued on following page)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(Dollars in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

		Restated
	2005	2004
	(Unaudited)
Cash paid (received) during the period for:
Interest (net of amount capitalized of $14,507 (2005) and $12,712 (2004))	$510,623	$472,559
Income taxes, net	2,459	3,941
2005
Notes receivable in the amount of $13,286 were used as partial payment for the acquisition of seven aircraft.

Aircraft previously accounted for as operating leases were converted into sales-type leases in the amount of $30,168.

$5,179 was reclassed from Retained earnings to Paid-in capital as a result of an adjustment for certain prior period compensation costs related to an incentive plan of ILFC’s parent, AIG.

Certain payments from aircraft and engine manufacturers in the amount of $129,628 reduced the basis of Flight equipment under operating leases and increased Other assets.
2004
One aircraft was received in exchange for investment in finance leases and notes receivables in the amount of $23,456.

Notes in the amount of $2,910 were received as partial payment in exchange for flight equipment sold with a net book value of $23,727.

Other assets in the amount of $110,651 were received in exchange for aircraft sold into a securitization, but not yet novated, with a net book value of $107,274.

Certain payments from aircraft and engine manufacturers in the amount of $92,194 reduced the basis of Flight equipment under operating leases and increased Other assets.
See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)
A. Basis of Preparation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 2004 unaudited condensed consolidated financial statements to conform to the 2005 presentation. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in International Lease Finance Corporation’s (the “Company,” “ILFC, “management,” “we,” “our,” “us”) Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.
B. Restatement of Previously Issued Financial Statements
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
JUNE 30, 2005
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
     The following table presents the consolidated balance sheet accounts as reported, compared to the restated accounts:

	December 31, 2004		June 30, 2004
	As Reported	As Restated	As Reported	As Restated
Consolidated balance sheets:
Cash	$101,653	$99,747	$220,758	$223,498
Flight equipment under operating leases	37,380,712	36,580,296	36,185,565	35,439,433
Accumulated depreciation	(6,300,071)	(6,074,874)	(5,698,565)	(5,495,843)
Other assets	119,415	199,653	278,901	368,810
Derivative assets	1,210,908	1,191,602	730,341	698,165
Current income taxes receivable	19,522	6,507	—	—
Total assets	34,537,108	34,007,900	33,580,507	33,097,570
Current income taxes payable			38,930	51,904
Foreign currency adjustment			725,688	712,610
Deferred income taxes	2,825,661	2,630,118	2,623,225	2,444,106
Accumulated other comprehensive income (loss)	(9,650)	22,825	(34,025)	(3,766)
Retained earnings	4,339,715	3,973,575	4,115,361	3,781,386
Total shareholders’ equity	5,663,602	5,329,937	5,414,873	5,111,157

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005
(Unaudited)
     The following table presents the consolidated statements of income accounts as reported, compared to the restated accounts:

	Three Months Ended		Six Months Ended
	June 30, 2004		June 30, 2004
	As Reported	As Restated	As Reported	As Restated
Consolidated statements of income:
Rental of Flight Equipment	$766,520	$733,395	$1,489,458	$1,431,355
Flight Equipment Marketing	26,213	27,389	36,163	35,193
Flight Equipment Marketing - Securitization			25,402	34,117
Interest and Other	17,757	18,740	39,295	41,754
Total revenues	810,490	779,524	1,590,318	1,542,419
Interest Expense	243,600	235,915	477,402	464,425
Depreciation	313,400	302,116	609,009	586,896
Selling, general and administrative	30,489	30,302	56,113	55,262
Total expenses	625,063	605,907	1,214,999	1,179,059
Income before income taxes	185,427	173,617	375,319	363,360
Provision for income taxes	59,053	54,880	119,741	115,516
Net income (a)	126,374	118,737	255,578	247,844

(a)	The increase (decrease) in net income for the quarter and six months ended June 30, 2004 as a result of the restatement for the derivative instruments was $5,676 and $10,449, respectively, and for the manufacturers’ payments was $(13,312) and $(18,181), respectively.
C. Hedging Activities
     We use derivatives to manage exposures to interest rate and foreign currency risks. During the six months ended June 30, 2005, we recorded the following in interest expense:

(Dollars in thousands)
(Income) loss related to derivative instruments:
Changes in fair value of non-hedging instruments	$(7,990)
Changes in fair value of hedging instruments	130,817
Offsetting changes in fair value of hedged items	(128,913)
Ineffectiveness related to cash flow hedges	(525)

$(6,611)

     During the six months ended June 30, 2005, $48.8 million (net) was reclassified from Accumulated other comprehensive (loss) income to Interest expense when interest was paid or received on our cash flow hedges. We estimate that within the next twelve months we will amortize into earnings approximately $37.0 million of the pre-tax balance in Accumulated other comprehensive income under cash flow hedge accounting in connection with our program to convert debt from floating to fixed interest rates.
     The restatement identified errors related to the accounting for certain derivative instruments used in meeting our objective of managing foreign currency exchange rate and interest rate risks. When interest rate and foreign currency swaps are effective as accounting hedges under the technical requirements of SFAS 133, they offset the variability of expected future cash flows or changes in the fair values of assets and liabilities, both economically and for financial reporting purposes. ILFC has historically used such instruments to effectively mitigate foreign currency and interest rate risks. The effect of our inability to apply hedge accounting for the swaps requiring restatement is that changes in their fair values must be recorded in earnings

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005
(Unaudited)
each reporting period. As a result, reported net income will be directly influenced by changes in interest rates and currency rates. This does not effect the economics of the hedge. See Note B – Restatement for a discussion and impact on the quarterly financial statements.
D. Flight Equipment Marketing — Securitization
     We sold 34 aircraft to a trust during the first quarter of 2004. The transaction generated approximately $1.0 billion of gross proceeds. The trust was primarily funded and is owned by other subsidiaries of “AIG”, our ultimate parent corporation, and is consolidated by AIG. We do not consolidate the trust, nor do we consolidate the subsidiary. The transaction was structured similar to a securitization, in which the trust acquired the aircraft based on values assigned by independent appraisers. Further, an unaffiliated third party acted as capital markets advisor and initial purchaser of the notes of the securitization. Gains in the amount of $34.1 million, net of fees and expenses, related to the transaction are included in Flight Equipment Marketing - Securitization for the six month period ended June 30, 2004. A similar transaction related to 37 aircraft was completed during 2003. The Company is continuing to manage the aircraft sold to the trusts for a fee. For the six months ended June 30, 2005 and 2004 we recorded management fees in the amounts of $5.0 million in income related to management services provided to the trusts. $95,845 and $166,256 accounts receivable related to the management of those aircraft is included in “Other assets” and $552,000 accounts payable is included in “Accrued interest and other payables” on our June 30, 2005 and December 31, 2004 Condensed Consolidated Balance Sheets.
E. Subsequent Event
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to our operating results for the three and six months ended June 30, 2004.
Overview
     International Lease Finance Corporation (“the Company”, “management”, “ILFC,” “we”, “our”, “us”) primarily acquires new jet transport aircraft from The Boeing Company (“Boeing”) and AVSA, S.A.R.L., the sales subsidiary of Airbus Industries (“Airbus”) and leases these aircraft to airlines throughout the world. In addition to our leasing activity, we sell aircraft from our leased aircraft fleet to other leasing companies, financial services companies and airlines. In some cases, we provide fleet management services to companies with aircraft portfolios for a management fee. From time to time we provide asset value guarantees and loan guarantees to the buyers of aircraft or to financial institutions for a fee. We also remarket and sell aircraft owned or managed by others for a fee.
     As of June 30, 2005, we owned 735 aircraft, had 21 aircraft in the fleet that were classified as finance and sales-type leases, and provided fleet management services for 99 aircraft. We have contracted with Airbus and Boeing to buy 300 new aircraft for delivery through 2010 with an estimated purchase price of $20.2 billion, 21 of which will deliver during the remainder of 2005. The recorded basis of aircraft may be adjusted upon delivery to reflect notional credits given by the manufacturers to support the leasing of aircraft, as described in Note B—Restatement.
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
     Our primary source of revenue is from operating leases. One measure of profitability we use is a ratio called Lease Margin (see “Management’s Discussion and Analysis – Non-GAAP Financial Measures"). The airline industry is cyclical in nature and lease margins generally declined after the terrorist attacks of September 11, 2001, due to a surplus of aircraft in the market place, airline bankruptcies, higher incidents of restructurings with troubled airlines, repossessions of aircraft, depressed airline revenue yields, terrorism and worldwide health concerns such as SARS. However, since late 2003, airliner passenger and cargo traffic worldwide has exhibited measured growth. Despite rising fuel prices which significantly impacted the airline industry during 2004, and continue to negatively impact it in 2005, overall industry trends in 2004 showed continued improvement, particularly outside the United States. As a result, starting in 2004, and continuing in 2005, we see an increase in demand for newer, modern, fuel-efficient aircraft which comprise the bulk of our fleet, and an overall strengthening of lease rates. Although lease rates strengthened during 2004, and continued to strengthen in the first six months of 2005, there is a lag between changes in market conditions and their impact on our results, as contracts signed during times of lower lease rates are still in effect. The strengthening of lease rates are starting to materialize in our results with the lease margin increasing 0.7% for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, but the improvement in the airline industry has yet to be completely reflected in our financial performance. Also, increasing interest rates, along with other risk factors, may impact our future results. We believe we are well positioned in the current industry environment with signed lease agreements for all of our 2005 deliveries of new aircraft and only one aircraft in our existing fleet not placed with an airline at June 30, 2005.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Restatement of Previously Issued Financial Statements and Recent Developments
     AIG, our indirect parent, completed an extensive review of AIG’s books and records. The review included issues arising from pending investigations into non-traditional insurance products and certain assumed reinsurance transactions by the Office of the Attorney General for the State of New York and the Securities and Exchange Commission and from AIG’s decision to review the accounting treatment of certain additional items. The findings of the review resulted in AIG’s decision to restate its financial statements for the years ended December 31, 2003, 2002, 2001 and 2000, and the quarters ended June 30, September 30 for the years 2004 and 2003. During AIG’s review of all hedge transactions, after ILFC had filed its 2004 Form 10-K and first quarter 2005 Form 10-Q, deficiencies were identified related to ILFC’s documentation of hedge transactions and errors were identified in the application of the proper accounting for derivative related transactions under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). In the course of ILFC’s review of its application of SFAS 133, ILFC, in consultation with its independent registered public accountants, identified an error in its accounting for certain payments received from aircraft and engine manufacturers. As a result of the findings, ILFC restated its financial statements and other financial information for years 2004, 2003, 2002, 2001 and 2000, and for the quarter ended March 31, 2005. For further discussion see Note B—Restatement in the 2004 Annual Report on Form 10-K, as amended.
     On June 17, 2005, one of our customers, Varig S.A. (eleven aircraft) filed for bankruptcy protection under Brazilian Bankruptcy Law. The airline is still operating and the eleven aircraft remained on lease to Varig S.A. at June 30, 2005.
     While neither AIG nor any of its subsidiaries is a co-obligor or guarantor of our debt securities, circumstances affecting AIG can have an impact on us. For example, concurrent with the most recent ratings actions taken by Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”) and Fitch, Inc. (“Fitch”) with respect to AIG, the following ratings actions were taken or statements were made with respect to our ratings: (i) S&P retained our long-term debt rating at AA- on Negative Long Term Rating Outlook and our short-term rating at A-1+, (ii) Moody’s affirmed our (A1/Stable/P-1) rating with a Stable outlook and (iii) Fitch lowered our long-term rating to A+ and short-term rating to F-1 and continues to have us on Rating Watch Negative. Accordingly, we can give no assurance that any further changes in circumstances for AIG will not impact us.
Risk Factors Affecting International Lease Finance Corporation
     Our business is subject to numerous risks and uncertainties, as described below and in the section titled “Quantitative and Qualitative Disclosures about Market Risk.”
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
     For a detailed discussion of risk factors affecting us, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.
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
     For a detailed discussion on the application of these accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     Financial Condition
          We borrow funds to purchase new and used flight equipment, including funds for progress payments during the construction phase, and to pay off maturing debt obligations. These funds are borrowed principally on an unsecured basis from various sources. During the six months ended June 30, 2005, we borrowed $3.8 billion (excluding commercial paper) and $1.1 billion was provided by operating activities. As of June 30, 2005, we have committed to purchase 300 new aircraft from Airbus and Boeing at an estimated aggregate purchase price of $20.2 billion for delivery through 2010. We also hold options to purchase twelve additional new aircraft at an estimated aggregate purchase price of approximately $987.6 million. The recorded basis of aircraft may be adjusted to reflect notional credits given by the manufacturers in connection with the leasing of aircraft. We currently expect to fund expenditures for aircraft and to meet liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements.
     We have modified our borrowing strategy with the goal that, over time, we will have approximately 15% or less of our debt, excluding commercial paper, mature in any one year. Management continues to explore new funding sources and ways to diversify our investor base. Our debt financing and capital lease obligations were comprised of the following at the following dates:

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Public term debt with single maturities	$11,528,062	$11,544,575
Public medium-term notes with varying maturities	5,486,048	5,972,171
Capital lease obligations	—	39,580
Bank and other term debt	4,852,090	2,973,525

Total term debt, bank debt, and capital lease obligations	21,866,200	20,529,851

Commercial paper	4,739,642	2,675,247
Deferred debt discount	(46,188)	(29,502)

Total debt financing and capital lease obligations	$26,559,654	$23,175,596

Selected interest rates and ratio:
Composite interest rate	4.52%	4.34%
Percentage of total debt at fixed rates	65.45%	66.21%
Composite interest rate on fixed rate debt	4.94%	5.07%
Bank prime rate	6.25%	5.25%
     The above amounts represent the anticipated settlement of our currently outstanding debt obligations. Certain adjustments required to present currently outstanding debt obligations have been recorded and presented separately on the balance sheet, including adjustments related to foreign currency and interest rate hedging activities. We have eliminated the currency exposure arising from foreign currency denominated notes by either hedging the notes through swaps or through the offset provided by operating lease payments denominated in the related currency. Foreign currency denominated debt is translated into US dollars using current exchange rates as of each balance sheet date. The foreign exchange adjustment for the foreign currency denominated debt was $324.6 million at June 30, 2005 and $1,215.8 million at December 31, 2004. Composite interest rates and percentages of total debt at fixed rates reflect the effect of derivative instruments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Public Debt (Exclusive of the Commercial Paper Program)
     The interest on most of the public debt is effectively fixed for the terms of the notes. We have the ability to borrow under various public debt financing arrangements as follows:

	Maximum		Sold as of	Sold as of	Sold as of
	Offering		December 31, 2004	June 30, 2005	August 1, 2005
	(Dollars in millions)
Registration statement dated December 20, 2002 (including $2.88 billion Medium-Term Note Program and $1.0 billion Retail Medium-Term Note Program)	$6,080	(a)	$5,593	$5,632	$5,632

Registration statement dated December 28, 2004 (including $2.0 billion Medium Term Note Program)	7,045	(b)	—	1,700	1,700

Euro Medium-Term Note Programme dated May 2004 (c)(d)	7,000		4,475	3,808	3,808

(a)	Includes $1.08 billion, which was incorporated into the registration statement from a prior registration statement, increasing the maximum offering from $5.0 billion to $6.08 billion.

(b)	Includes $2.045 billion, which was incorporated into the registration statement from a prior registration statement, increasing the maximum offering from $5.0 billion to $7.045 billion.

(c)	We have hedged the foreign currency risk of the notes through operating lease payments or derivatives.

(d)	As of July 1, 2005, this program expired and will be reestablished once new language that is compliant with the Prospectus Directive has been approved.
Capital Lease Obligations
     We had Export Credit lease financings which provided ten-year amortizing loans in the form of capital lease obligations. The interest rate on 62.5% of the original financed amount is 6.55% and the interest rate on 22.5% of the original financed amount is fixed at rates varying between 6.18% and 6.89%. These two tranches are guaranteed by various European Export Credit Agencies. The remaining 15% of the original financed amount was prepaid by the Company in 2000. At June 30, 2005, all capital lease obligations had matured.
Bank Term Debt
     In January 1999, we entered into an Export Credit Facility, for up to a maximum of $4.3 billion, for aircraft delivered through 2001. The facility was used to fund 85% of each aircraft’s purchase price. This facility is guaranteed by various European Export Credit Agencies. We financed 62 aircraft using $2.8 billion under this facility over ten years with interest rates from 5.753% to 5.898%. We have collateralized the debt by a pledge of the shares of a subsidiary which holds title to the aircraft financed under the facility. At June 30, 2005, $1.5 billion was outstanding under the facility and the net book value of the related aircraft was $2.9 billion.
     From time to time, we enter into funded bank financing arrangements. As of June 30, 2005, we had a total of $1.6 billion outstanding, which have varying maturities through 2010. One tranche of one of the loans totaling $410 million was funded in Japanese yen and swapped to US dollars. The interest rates are LIBOR based with spreads ranging from 0.375% to 1.85%. Subsequent to June 30, 2005, we entered into an additional $50 million funded term loan.
     In May 2004, we entered into an Export Credit Facility for up to a maximum of $2.64 billion, for Airbus aircraft to be delivered in 2004 and 2005. The facility has since been extended to include aircraft to be delivered through May 31, 2006. The facility will be used to fund 85% of each aircraft’s purchase price. This facility becomes available as the various European Export Credit Agencies provide their guarantees for aircraft based on a six-month forward-looking calendar. The financing is for a ten-year fully amortizing loan per aircraft at an interest rate determined through a bid process. We have collateralized the debt by a pledge of the shares of a subsidiary which holds title to the aircraft financed under this facility. As of June 30, 2005, twenty aircraft were financed under this facility and $1.4 billion was outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     In August 2004, the Company received a commitment for an Ex-Im Bank comprehensive guarantee in the amount of $1.68 billion to support the financing of up to 30 new Boeing aircraft. The delivery period initially extends from September 1, 2004 through August 31, 2005. We have extended the delivery period to May 31, 2006 and may extend it further to August 31, 2006. As of June 30, 2005, we had not financed any aircraft under this facility.
Commercial Paper
     We currently have a $6.0 billion Commercial Paper Program. Under this program, we may borrow in minimum increments of $100,000 for periods from one day to 270 days. It is our intention to only sell commercial paper to a maximum amount of 75% of the total amount of the backup facilities available (see Bank Commitments). The weighted average interest rate of our commercial paper outstanding was 3.39% at June 30, 2005 and 2.34% at December 31, 2004.
Bank Commitments
     As of June 30, 2005, we had committed revolving loans and lines of credit with an original group of 30 banks aggregating $6.0 billion, including a $2.0 billion five-year tranche that expires in October of 2009 and a $4.0 billion 364-day tranche that expires in October of 2005, with a one-year term out option. Subsequent to June 30, 2005, we entered into two $500 million, 180-day revolving credit agreements with banks, each with a one-year term out option. These revolving loans and lines of credit provide for interest rates that vary according to the pricing option in effect at the time of borrowing. Pricing options include prime, a range from ..25% over LIBOR to 1.85% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The revolving loans and lines of credit are subject to facility fees of up to .10% of amounts available. This financing is used as backup for our maturing debt and other obligations. We expect to replace or extend these credit agreements on or prior to their expiration dates. We had not drawn against our revolving loans and lines of credit as of June 30, 2005. We had $500 million outstanding under the revolving credit agreements at June 30, 2005.
     In March 2004, an indirect subsidiary of the Company entered into a credit facility providing for an 18-month commitment for a $500 million revolving loan. The loan backs up the subsidiary’s $1.0 billion secured note facility available to purchase new aircraft from Boeing and Airbus. We have guaranteed the subsidiary’s obligations under the credit facility and the secured note facility. The credit facility is available for borrowing only if the subsidiary is unable to sell notes under the secured note facility on acceptable terms. The subsidiary had not drawn on the credit facility or issued any notes under the secured note facility as of June 30, 2005.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
We enter into derivative transactions only to economically hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements, currency swap agreements, and interest rate floor agreements. In 2004, as a result of a customer bankruptcy, we assumed liabilities in the form of a derivative contract. The derivative does not qualify as a hedge under SFAS 133. The derivatives that do not qualify as a hedge under SFAS 133 are carried at fair market value on our Consolidated Balance Sheets with changes in market value taken through income.
     As discussed in Note B – Restatement, we are restating financial statements and other financial information for the years 2004, 2003, and 2002 and our financial information for the years 2001 and 2000 and for each of the quarters in the years 2004 and 2003 and for the quarter ended March 31, 2005 with respect to the accounting for certain derivative transactions and foreign currency transactions.
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
     The following summarizes our contractual obligations at June 30, 2005, and the possible effect of such obligations on our liquidity and cash flows in future periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Existing Commitments (Exclusive of Interest)

	Commitments Due by Fiscal Year
	Total	2005	2006	2007	2008	2009	Thereafter
	(Dollars in thousands)
Public and Bank Term Debt	$21,866,200	$2,202,387	$3,806,411	$3,722,537	$4,299,158	$3,809,914	$4,025,793

Commercial Paper	4,739,642	4,739,642	—	—	—	—	—

Operating Leases	98,185	4,165	8,629	8,951	9,303	9,594	57,543

Purchase Commitments (b)	20,267,600	1,550,600	6,275,200	5,430,200	5,091,700	1,552,700	367,200

Total	$49,971,627	$8,496,794	$10,090,240	$9,161,688	$9,400,161	$5,372,208	$4,450,536

Contingent Commitments

	Contingency Expiration by Fiscal Year
	Total	2005	2006	2007	2008	2009	Thereafter
	(Dollars in thousands)
Purchase Options on New Aircraft (b)	$987,600	$—	$—	$125,700	$—	$861,900	$—

Put Options (a)	343,550	—	—	—	—	—	343,550

Asset Value Guarantees (a)	63,689	—	3,226	9,541	8,178	—	42,744

Loan Guarantees (a)	142,480	—	97,246	—	—	—	45,234

Lines of Credit	50,000	—	—	—	—	—	50,000

Total	$1,587,319	$—	$100,472	$135,241	$8,178	$861,900	$481,528

(a)	From time to time, we participate with airlines, banks and other financial institutions to assist in financing aircraft by providing asset guarantees, put options, or loan guarantees collateralized by aircraft. As a result, should we be called upon to fulfill our obligations, we would have recourse to the value of the underlying aircraft.

(b)	The recorded basis of aircraft may be adjusted to reflect notional credits given by the manufacturers in connection with the leasing of aircraft.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
The following is a reconciliation of Profit Margin to Lease Margin:

	Six Months Ended		Three Months Ended
	June 30		June 30
		(Dollars in millions)
		Restated		Restated
	2005	2004	2005	2004
Total revenues (A)	$1,722.5	$1,542.4	$893.7	$779.5
Flight equipment marketing	(37.0)	(69.3)	(21.4)	(27.4)
Interest and other	(30.0)	(41.8)	(14.8)	(18.7)

Rental of flight equipment (B)	1,655.5	1,431.3	857.5	733.4

Total expenses (C)	1,349.6	1,179.1	709.8	605.9
VIE expenses	(9.8)	(10.7)	(4.6)	(5.9)

Adjusted total expenses (D)	1,339.8	1,168.4	705.2	600.0

Profit margin (A) – (C) = (E)	$372.9	$363.3	$183.9	$173.6
Lease margin (B) – (D) = (F)	$315.7	$262.9	$152.3	$133.4
Profit margin % (E) divided by (A)	21.6%	23.6%	20.6%	22.3%
Lease margin % (F) divided by (B)	19.1%	18.4%	17.8%	18.2%
Results of Operations — Three months ended June 30, 2005 versus 2004.
     At June 30, 2005, our fleet, on which we earn rental revenue, consisted of 735 aircraft compared to a fleet of 648 aircraft at June 30, 2004. The cost of the leased fleet increased to $41.0 billion at June 30, 2005, compared to $35.4 billion at June 30, 2004.
     Revenues from the rental of flight equipment increased 16.9% to $857.4 million in 2005 compared to $733.4 million in 2004, due to an increase in the number of aircraft available for operating lease (735 at June 30, 2005 compared to 648 at June 30, 2004), partially offset by aircraft being reconfigured and redelivered and therefore not earning revenue for the entire period. We had one aircraft in our fleet that was not subject to a signed lease agreement or a signed letter of intent at June 30, 2005. Lease Margin for the period decreased to 17.8% in 2005 compared to 18.4% for the same period in 2004. Profit Margin decreased to 20.6% compared to 22.3% for the same periods primarily due to revenue related to aircraft sales. Management expects factors described in our Overview to continue to negatively impact revenues in 2005 and beyond, even as we may see increases in the Lease Margins going forward, as some airlines continue to experience financial difficulties and improving trends in lease rates take time to be completely reflected in our lease revenues.
     In addition to leasing operations, we engage in the marketing of flight equipment throughout the lease term, as well as the sale of third party owned flight equipment on a principal and commission basis. Revenues from flight equipment marketing decreased to $21.4 million in 2005 compared to $27.4 million in 2004. We sold seven aircraft during the second quarter of 2005, compared to five aircraft and five engines during the same period in 2004.
     Interest and other revenue decreased to $14.8 million in 2005 compared to $18.7 million in 2004 primarily due to a decrease in foreign currency exchange gains.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     Interest expense increased to $286.4 million in 2005 compared to $235.9 million in 2004 as a result of an increase in average debt outstanding, borrowed to finance aircraft acquisitions (excluding the effect of debt discount and foreign exchange adjustments), to $25.7 billion in 2005 compared to $22.9 billion in 2004. In addition, our composite borrowing rates in 2005 and 2004 were as follows:

			Increase
	2005	2004	(decrease)
Beginning of Quarter	4.49%	4.34%	0.15%

End of Quarter	4.52%	4.15%	0.37%

Average	4.51%	4.25%	0.26%
     Interest expense for the three months ended June 30, 2005 includes a $8.3 million reduction related to derivative ineffectiveness and mark-to-market of derivatives not considered a hedge under SFAS 133.
     Depreciation of flight equipment increased 13.7% to $343.5 million in 2005 compared to $302.1 million in 2004 due to the increased cost of the fleet.
     Provision for overhauls increased to $49.8 million in 2005 compared to $37.6 million in 2004 due to an increase in the aggregate number of hours flown on which we collect overhaul revenue and against which the provision is computed and an increase in the rate used to calculate the provision.
     Selling, general and administrative expenses remained relatively constant.
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
     Other comprehensive loss was $13.5 million in 2005 compared to income of $31.8 million in 2004, primarily due to changes in the market value of cash flow hedges.
Results of Operations — Six months ended June 30, 2005 versus 2004.
     At June 30, 2005, our fleet, on which we earn rental revenue, consisted of 735 aircraft compared to a fleet of 648 aircraft at June 30, 2004. The cost of the leased fleet increased to $41.0 billion at June 30, 2005, compared to $35.4 billion at June 30, 2004.
     Revenues from the rental of flight equipment increased 15.7% to $1,655.5 million in 2005 compared to $1,431.4 million in 2004, due to an increase in the number of aircraft available for operating lease (735 at June 30, 2005 compared to 648 at June 30, 2004), partially offset by aircraft being reconfigured and redelivered and therefore not earning revenue for the entire period. We had one aircraft in our fleet that was not subject to a signed lease agreement or a signed letter of intent at June 30, 2005. Lease Margin for the period increased to 19.1% in 2005 compared to 18.2% for the same period in 2004, as we begin to experience a recovery in lease rates. Profit Margin decreased to 21.8% compared to 23.6% for the same periods primarily due to revenue related to aircraft sales. Management expects factors described in our Overview to continue to negatively impact revenues in 2005 and beyond, even as we may see increases in the Lease Margins going forward, as some airlines continue to experience financial difficulties and improving trends in lease rates take time to be completely reflected in our lease revenues.
     In addition to leasing operations, we engage in the marketing of flight equipment throughout the lease term, as well as the sale of third party owned flight equipment on a principal and commission basis. Revenues from flight equipment marketing increased to $37.0 million in 2005 compared to $35.2 million in 2004. We sold 19 aircraft during the six months ended June 30, 2005, eleven of which were in the form of sales-type leases, compared to eight aircraft and five engines during the same period in 2004.
     Further, during the first quarter of 2004, the Company sold 34 aircraft to a trust included in the consolidated financial statements of the Company’s parent (see Note D of Notes to Condensed Consolidated Financial Statements). The gain, net of expenses, related to the transaction is included in Flight Equipment Marketing – Securitization.
     Interest and other revenue decreased to $21.1 million in 2005 compared to $41.8 million in 2004 primarily due to a decrease in foreign currency exchange gains.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     Interest expense increased to $526.8 million in 2005 compared to $464.4 million in 2004 as a result of an increase in average debt outstanding, borrowed to finance aircraft acquisitions (excluding the effect of debt discount and foreign exchange adjustments), to $24.9 billion in 2005 compared to $22.6 billion in 2004. In addition, our composite borrowing rates in 2005 and 2004 were as follows:

			Increase
	2005	2004	(decrease)
Beginning of Six Months	4.34%	4.53%	(0.19)%

End of Six Months	4.52%	4.15%	0.37%

Average	4.43%	4.34%	0.09%
     Interest expense for the six months ended June 30, 2005 includes $6.6 million related to derivative ineffectiveness and mark-to-market of derivatives not considered a hedge under SFAS 133.
     Depreciation of flight equipment increased 12.9% to $662.4 million in 2005 compared to $586.9 million in 2004 due to the increased cost of the fleet.
     Provision for overhauls increased to $94.0 million in 2005 compared to $72.5 million in 2004 due to an increase in the aggregate number of hours flown on which we collect overhaul revenue and against which the provision is computed and an increase in the rate used to calculate the provision.
     Selling, general and administrative expenses increased to $57.4 million in 2005 compared to $56.3 million in 2004 primarily due to higher expenses to support our larger fleet.
     Our effective income tax rate for 2005 increased to 32.3% from 31.8% of pretax income in 2004. The increase is attributable to the reduced impact of export tax benefits. We expect our effective income tax rate to continue to approach the statutory rate in the future.
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
     Other comprehensive income was $36.7 million in 2005 compared to income of $6.1 million in 2004, primarily due to changes in the market value of cash flow hedges.

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
     We calculate the VaR with respect to the net fair value by using historical scenarios. This methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical information for interest rates and foreign exchange rates were used to construct the historical scenarios at June 30, 2005 and December 31, 2004, respectively. For each scenario, each financial instrument is re-priced. Scenario values for ILFC are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum adverse deviation in fair market value incurred under these scenarios with 95% confidence (i.e. only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period is assumed in computing the VaR figure. The following table presents the average, high and low VaRs on a combined basis and of each component of market risk for ILFC for the periods ended June 30, 2005 and December 31, 2004:

	ILFC Market Risk
	Six months ended			Year Ended
	June 30, 2005			December 31, 2004
			(Dollars in millions)
	Average	High	Low	Average	High	Low
Combined	$91.0	$111.7	$65.0	$69.6	$86.3	$34.6

Interest Rate	91.0	112.4	65.0	69.7	86.4	35.0

Currency	0.8	2.0	0.3	0.3	0.5	0.2

ITEM 4. CONTROLS AND PROCEDURES
     (A) Effect of Restatement on Controls and Procedures
          Derivative Instruments
ILFC enters into derivative instruments to hedge interest rates and foreign currency risks. As part of the previously announced restatement of the financial statements of AIG, ILFC’s indirect parent corporation, AIG began an intensive review of the books and records relating to a wide variety of transactions entered into by AIG and its subsidiaries. During the review of all hedge transactions, after ILFC had filed its 2004 Form 10-K and first quarter 2005 Form 10-Q, deficiencies were identified related to ILFC’s documentation of hedge transactions and errors were identified in the application of the proper accounting for derivative related transactions under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”) and No. 52 Foreign Currency Translation, as amended (“SFAS 52”). The review identified:
•	Documentation deficiencies related to portions of Euro denominated debt that ILFC had designated as a hedge against future operating lease payments receivable denominated in Euros. The review revealed that the documentation related to these hedges was insufficient to meet the documentation criteria under SFAS 133 and it was concluded that ILFC could not apply hedge accounting to the transactions. The economics of the transactions are not affected.

•	Certain Euro denominated cash accounts associated with the aforementioned operating lease payments and certain foreign currency denominated debt required mark-to-spot treatment under SFAS 52, which were not properly accounted for at the end of each quarter during the years 2004, 2003, 2002 and 2001.

•	Documentation deficiencies related to four commercial paper swaps where portions of ILFC’s commercial paper program were swapped from floating into fixed interest rates. The review revealed that the documentation related to these hedges was insufficient to meet the documentation criteria under SFAS 133 and it was concluded that ILFC could not apply hedge accounting to the transactions. The economics of the transactions are not affected.

•	Minor errors under SFAS 133 with respect to derivative instruments related to the reclasification to income from Accumulated other comprehensive income. The corrections will also affect derivative assets and liabilities and accrued interest.
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
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and have concluded that our disclosure controls and procedures were ineffective at the reasonable assurance level as of June 30, 2005 due to the existence of the material weaknesses described below. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified the following material weaknesses in our internal control over financial reporting:
•	The Company did not maintain effective controls over the valuation and presentation and disclosure of derivative transactions entered into prior to the existence of SFAS 133. Specifically, we did not maintain adequate documentation regarding the effectiveness of certain derivative transactions used to hedge interest rate and foreign currency exchange rate risk. This control deficiency resulted in the restatement of our consolidated financial statements for the years 2004, 2003, 2002, 2001 and 2000 and the quarters of 2004 and 2003, as well as the six months ended June 30, 2005. Additionally, this control deficiency could result in a misstatement to the financial statement line items (Derivative assets, Derivative liabilities, Accumulated other comprehensive income, and Interest expense) that would cause a material misstatement to the annual or interim financial statements. Accordingly, management concluded this control deficiency constitutes a material weakness.

•	The Company did not maintain effective controls over the valuation and presentation and disclosure of certain payments received from manufacturers. This control deficiency resulted in the restatement of our consolidated financial statements for the years 2004, 2003, 2002, 2001 and 2000 and the quarters of 2004 and 2003, as well as the six months ended June 30, 2005. Additionally, this control deficiency could result in a misstatement to the revenue accounts that would cause a material misstatement to the annual or interim financial statements. Accordingly, management concluded this control deficiency constitutes a material weakness.
As a result of these material weaknesses, management, including the Certifying Officers, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2005.
Variable Interest Entities
The Company’s consolidated financial statements for the period ended June 30, 2005, include assets in the amount of $145.0 million, liabilities in the amount of $64.7 million and a net gain of $3.5 million related to Variable Interest Entities (“VIEs”). The Company’s assessment of disclosure controls and procedures, as described above, includes the Variable Interest Entities. Each of the VIEs has a discrete number of assets and the Company, as lender and guarantor to the VIEs, has been provided sufficient information to conclude that the Company’s procedures with respect to these VIEs are effective in providing reasonable assurance that the information required to be disclosed by the Company relating to these entities is reconciled, processed, summarized and reported within the periods specified by the Securities and Exchange Commission. However, management has been unable to assess the

ITEM 4. CONTROLS AND PROCEDURES (CONTINUED)
effectiveness of internal controls at those entities, due to the Company’s inability to dictate or modify the control over financial reporting of those entities, or to assess those controls.
(C)	Changes in Internal Control Over Financial Reporting
There were no changes during the fiscal quarter ended on June 30, 2005 that materially effected, or are reasonably likely to materially effect, our internal control over financial reporting.
(D)	Remediation of Material Weaknesses in Internal Control Over Financial Reporting
As of the date of this filing, we have begun to remediate the material weaknesses in our internal control over financial reporting with respect to accounting for derivative instruments and the accounting for certain payments from engine manufacturers discussed above. The remediation actions include:
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
We believe that our Consolidated Financial Statements fairly present, in all material respects, our financial condition, results of operations and cash flows as of, and for, the periods presented and that this Quarterly Report on Form 10-Q contains no material inaccuracies or omissions of material fact and contains the information required to be included in accordance with the Exchange Act.

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