Form 10-Q/A
period 2004-09-30
INTERNATIONAL LEASE FINANCE CORP
filed 2005-08-18
CIK 714311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)
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

EXPLANATORY NOTE
     This Form 10-Q/A restates International Lease Finance Corporation’s (the “Company”, “ILFC”) previously issued Condensed Consolidated Financial Statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, Controls and Procedures and the Condensed Consolidated Financial Statements, including Note B of Notes to Condensed Consolidated Financial Statements for the impact of the restatement on each period presented.
     This amendment to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2004 amends and restates only those items of the previously filed Form 10-Q which have been affected by the restatement, although all items of the Form 10-Q are reproduced in this amendment. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update such disclosures except as required to reflect the effects of the restatement.
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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
FORM 10-Q/A QUARTERLY REPORT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	Restated	Restated
	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Cash, including interest bearing accounts of $87,822 (2004) and $98,249 (2003)	$88,300	$102,241
Notes receivable and net investment in finance leases	488,937	450,080
Flight equipment under operating leases	35,780,004	33,379,645
Less accumulated depreciation	5,802,490	5,188,956

	29,977,514	28,190,689
Deposits on flight equipment purchases	1,285,907	1,255,074
Accrued interest, other receivables and other assets	292,092	281,483
Derivative assets	669,460	746,013
Investments	48,100	49,636
Variable interest entities assets	154,347	164,481
Deferred debt issue costs — less accumulated amortization of $78,278 (2004) and $63,847 (2003)	58,561	51,865

	$33,063,218	$31,291,562

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued interest and other payables	$383,598	$243,989
Current income taxes	20,443	17,967
Debt financing, net of deferred debt discount of $28,207 (2004) and $24,321 (2003)	22,978,812	21,245,267
Foreign currency translation adjustment related to foreign currency denominated debt denominated debt	696,127	839,718
Derivative liabilities	23,840	57,187
Capital lease obligations	63,684	143,254
Synthetic lease obligations	—	464,222
Security and other deposits on flight equipment	899,770	843,914
Rentals received in advance	158,509	146,871
Deferred income taxes	2,537,081	2,353,458
Variable interest entities liabilities	74,670	79,211
SHAREHOLDERS’ EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B each having 500 shares issued and outstanding	100,000	100,000
Common stock—no par value; 100,000,000 authorized shares, 42,198,119 issued and outstanding	653,582	653,582
Paid-in capital	579,955	579,955
Accumulated other comprehensive loss	(5,619)	(27,928)
Retained earnings	3,898,766	3,550,895

Total shareholders’ equity	5,226,684	4,856,504

	$33,063,218	$31,291,562

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Dollars in thousands)

	Restated	Restated
	2004	2003
	(Unaudited)
REVENUES
Rental of flight equipment	$761,621	$719,690
Flight equipment marketing	7,016	5,450
Flight equipment marketing – securitization (Note D)	—	23,898
Interest and other	37,790	7,341

	806,427	756,379

EXPENSES
Interest	232,802	221,496
Depreciation of flight equipment	311,188	285,091
Flight equipment rent	—	10,324
Provision for overhauls	43,317	31,671
Selling, general and administrative	31,124	20,669

	618,431	569,251

INCOME BEFORE INCOME TAXES	187,996	187,128
Provision for income taxes	60,610	58,628

NET INCOME	$127,386	$128,500

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Dollars in thousands)

	Restated	Restated
	2004	2003
	(Unaudited)
REVENUES
Rental of flight equipment	$2,192,976	$2,111,273
Flight equipment marketing	43,460	9,095
Flight equipment marketing – securitization (Note D)	32,866	23,898
Interest and other	79,544	17,384

	2,348,846	2,161,650

EXPENSES
Interest	697,228	671,131
Depreciation of flight equipment	898,084	811,522
Flight equipment rent	—	37,108
Provision for overhauls	115,792	86,284
Selling, general and administrative	86,385	59,708

	1,797,489	1,665,753

INCOME BEFORE INCOME TAXES	551,357	495,897
Provision for income taxes	176,125	160,316

NET INCOME	$375,232	$335,581

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Dollars in thousands)

	Restated	Restated
	2004	2003
	(Unaudited)
NET INCOME	$127,386	$128,500

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Net changes in cash flow hedges	(1,853)	7,584

COMPREHENSIVE INCOME	$125,533	$136,084

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Dollars in thousands)

	Restated	Restated
	2004	2003
	(Unaudited)
NET INCOME	$375,232	$335,581

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Net changes in cash flow hedges	4,203	47,886

COMPREHENSIVE INCOME	$379,435	$383,467

See notes to condensed consolidated financial statements

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Dollars in thousands)

	Restated	Restated
	2004	2003
	(Unaudited)
OPERATING ACTIVITIES
Net income	$375,232	$335,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	898,084	811,522
Deferred income taxes	171,610	222,004
Change in derivative instruments	(61,043)	(59,639)
Foreign currency adjustment of non-US$ denominated debt	(5,024)	43,173
Amortization of deferred debt issue costs	19,974	23,033
Other	(8,265)	(1,521)
Changes in operating assets and liabilities:
Increase in notes receivable	(17,146)	(11,519)
Change in unamortized debt discount	(3,886)	6,153
Decrease in receivables and other assets	162,334	75,121
Increase in current income taxes payable	2,476	128,470
Increase in accrued interest and other payables	135,069	121,373
Increase in rentals received in advance	11,638	12,426

Net cash provided by operating activities	1,681,053	1,706,177

INVESTING ACTIVITIES
Acquisition of flight equipment for operating leases	(3,941,495)	(4,223,607)
Acquisition of flight equipment for finance leases	(43,247)	(165,202)
Increase in deposits and progress payments	(30,833)	(29,788)
Proceeds from disposal of flight equipment — net of gain	1,127,629	773,431
Advances on notes receivable	(52,000)	(30,198)
Collections on notes receivable and finance leases	47,286	38,852
Other	891	1,139

Net cash used in investing activities	(2,891,769)	(3,635,373)

FINANCING ACTIVITIES
Net change in commercial paper	894,085	(2,718,408)
Proceeds from debt financing	3,915,986	7,544,107
Payments in reduction of debt financing, capital lease obligations and synthetic lease obligations	(3,616,431)	(2,693,223)
Debt issue costs	(26,670)	(37,314)
Increase (decrease) in customer deposits	55,856	(28,925)
Payment of common and preferred dividends	(27,361)	(42,925)

Net cash provided by financing activities	1,195,465	2,023,312

Effect of exchange rate changes on cash	1,310	1,348
(Decrease) increase in cash	(13,941)	95,464
Cash at beginning of period	102,241	71,695

Cash at end of period	$88,300	$167,159

(Table continued on following page)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Dollars in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Restated	Restated
	2004	2003
	(Unaudited)
Cash paid (received) during the period for:
Interest (net of amount capitalized of $35,282 (2004) and $36,159 (2003))	$605,333	$570,686
Income taxes, net	2,039	(190,159)
2004
One aircraft was received in exchange for investment in finance leases in the amount of $24,761.
Notes in the amount of $8,094 were received as partial payment in exchange for flight equipment sold with a net book value of $23,727.
Other assets in the amount of $56,455 were received in exchange for aircraft sold into a securitization, but not yet novated, with a net book value of $49,889.
Certain payments from aircraft and engine manufacturers in the amount of $96,048 reduced the basis of Flight equipment under operating leases and increased Accrued interest, other receivables and other assets.
2003
Variable interest entity assets in the amount of $13,731 were received as partial payment in exchange for flight equipment with a book value of $14,043.
One aircraft was received in exchange for notes receivable in the amount of $28,715 and preferred stock in the amount of $2,202.
Certain payments from aircraft and engine manufacturers in the amount of $83,180 reduced the basis of Flight equipment under operating leases and increased Accrued interest, other receivables and other assets.
See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(Unaudited)
A.	Basis of Preparation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation  S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 2003 unaudited condensed consolidated financial statements to conform to the 2004 presentation. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in International Lease Finance Corporation’s (“the Company,” “ILFC,” “management,” “we,” “our,” “us”) Annual Report on Form 10-K/A, as amended, for the year ended December 31, 2004.
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
SEPTEMBER 30, 2004
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

The following table presents the consolidated balance sheet accounts as reported, compared to the restated accounts:

	September 30, 2004		December 31, 2003
	As	As	As	As
	Reported	Restated	Reported	Restated
Consolidated balance sheets:
Cash	$85,534	$88,300	$90,780	$102,241
Flight equipment under operating leases	36,529,818	35,780,004	34,034,724	33,379,645
Accumulated depreciation	(6,016,356)	(5,802,490)	(5,370,706)	(5,188,956)
Accrued interest and other assets	231,803	292,092	233,125	281,483
Derivative assets	669,779	669,460
Total assets	33,536,430	33,063,218	31,705,072	31,291,562
Current income taxes payable	7,442	20,443	5,038	17,967
Foreign currency adjustment	696,127	696,127	697,435	839,718
Deferred income taxes	2,717,120	2,537,081	2,562,568	2,353,458
Accumulated other comprehensive income (loss)	(45,702)	(5,619)	5,442	(27,928)
Retained earnings	4,245,023	3,898,766	3,877,137	3,550,895
Total shareholders’ equity	5,532,858	5,226,684	5,216,116	4,856,504

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2004
(Unaudited)
     The following table presents the consolidated statements of income accounts as reported, compared to the restated accounts:

	Three Months Ended		Three Months Ended
	September 30, 2004		September 30, 2003
	As	As	As	As
	Reported	Restated	Reported	Restated
Consolidated statements of income:
Rental of flight equipment	$795,123	$761,621	$753,551	$791,690
Flight equipment marketing	7,481	7,016	33,437	29,348
Interest and other	39,062	37,790	9,167	7,341
Total revenues	841,666	806,427	796,155	756,379
Interest expense	242,444	232,802	233,041	221,496
Depreciation	322,504	311,188	295,591	285,091
Selling, general and administrative	26,412	31,124	21,032	20,669
Total expenses	634,677	618,431	591,659	569,251
Income before income taxes	206,989	187,996	204,496	187,128
Provision for income taxes	67,321	60,610	64,765	58,628
Net income (a)	139,668	127,386	139,731	128,500

	Nine Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2003
	As	As	As	As
	Reported	Restated	Reported	Restated
Consolidated statements of income:
Rental of flight equipment	$2,284,581	$2,192,976	$2,196,991	$2,111,273
Flight equipment marketing	43,739	43,460	29,825	9,095
Flight equipment marketing – securitization	25,307	32,866	18,519	23,898
Interest and other	78,357	79,544	37,573	17,384
Total revenues	2,431,984	2,348,846	2,282,908	2,161,650
Interest expense	719,846	697,228	689,141	671,131
Depreciation	931,513	898,084	841,831	811,522
Selling, general and administrative	82,525	86,385	60,893	59,708
Total expenses	1,849,676	1,797,489	1,715,257	1,665,753
Income before income taxes	582,308	551,357	567,651	495,897
Provision for income taxes	187,062	176,125	185,671	160,316
Net income (a)	395,246	375,232	381,980	335,581

(a)	The increase (decrease) in net income for the quarters ended September 30, 2004 and 2003 as a result of the restatement for the derivative instruments was $2,316 and $6,400, respectively, and for the manufacturers’ payments was $(14,598) and $(17,631), respectively. The increase (decrease) in net income for the nine months ended September 30, 2004 and 2003 as a result of the restatement for the derivative instruments was $12,765 and $(938), respectively, and for the manufacturers’ payments was $(32,779) and $(45,462), respectively.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2004
(Unaudited)
C.	Hedging Activities (Restated)
     We use derivatives to manage exposures to interest rate and foreign currency risks. During the nine months ended September 30, 2004, the Company recorded the following in interest expense.

(Dollars in thousands)
(Income) loss related to derivative instruments:
Changes in fair value of non-hedging instruments	$(6,651)
Ineffectiveness related to cash flow hedges	50

$(6,601)

     During the nine months ended September 30, 2004, $43.3 million (net) was reclassified from Accumulated other comprehensive (loss) income to Interest expense when interest was paid or received on our cash flow hedges. We estimate that within the next twelve months we will reclass into earnings approximately $15.4 million of the pre-tax unrealized losses in Accumulated other comprehensive income under cash flow hedge accounting in connection with our program to convert debt from floating to fixed rates.
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
D.	Flight Equipment Marketing – Securitization (Restated)
     We sold 34 aircraft to a trust during the first quarter of 2004, and in the third quarter of 2003, we sold 37 aircraft to another trust. Each transaction generated approximately $1.0 billion gross revenue. The transactions were securitizations, in which each trust acquired the aircraft based on values assigned by an independent appraiser. Thirty-three of the 34 aircraft sold in 2004 were novated at September 30, 2004, and Accrued interest, other receivables and other assets include a $55.0 million net receivable from the trust related to the remaining aircraft, which was novated on October 5, 2004. All aircraft contracted to sell in 2003 were novated at March 31, 2004. The trusts are included in the consolidated financial statements of the Company’s parent. The trusts are not consolidated by the Company. Further, an unaffiliated third party acted as capital markets advisor in each of the transactions. Gains in the amount of $32.9 million (2004) and $23.9 million (2003), net of fees and expenses, related to the transactions are included in Flight Equipment Marketing — Securitization for the period ended September 30, 2004 and 2003 respectively. We will continue to manage the aircraft sold to the trusts for a fee.
E.	Subsequent Event
     On August 11, 2005, ILFC sold 3,069,604 shares of common stock to an existing shareholder for approximately $400 million.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Forward-Looking Statements
     This quarterly report on Form 10-Q/A contains or incorporates statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-Q/A and include statements regarding, among other matters, the state of the airline industry, the Company’s access to the capital markets, the Company’s ability to restructure leases and repossess aircraft, the structure of the Company’s leases, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company’s financial condition or results of operations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and “should” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or industry results to vary materially from the Company’s future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry economic and business conditions, which will, among other things, affect demand for aircraft, availability and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives and environmental and safety requirements. The Company will not update any forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     As more fully described in the Explanatory Note and in Note B of Notes to Condensed Consolidated Financial Statements, the Company restated its financial statements and other financial information for the years 2004, 2003, 2002, 2001 and 2000 and the interim periods within those years.
     Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to our operating results for the three months and nine months ended September 30, 2004 and 2003.
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
Financial Condition
     We borrow funds to purchase new and used flight equipment, including funds for progress payments during the construction phase, and to pay off maturing debt obligations. These funds are borrowed principally on an unsecured basis from various sources. During the nine months ended September 30, 2004, we borrowed $3,916.0 million (excluding commercial paper) and $1,681.1 million was provided by operating activities. As of September 30, 2004, we have committed to purchase 367 new aircraft from Airbus and Boeing and 11 used aircraft from airlines at an estimated aggregate purchase price of $22.5 billion for delivery through 2010. We also hold options to purchase nine additional new aircraft at an estimated aggregate purchase price of approximately $650.1 million. The recorded basis of aircraft may be adjusted to reflect notional credits given by the manufacturers in connection with the leasing of aircraft. We currently expect to fund expenditures for aircraft and to meet liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements. We have modified our borrowing strategy with the goal that, over time, we will have approximately 15% or less of our debt, excluding commercial paper, mature in any one year. Management continues to explore new funding sources and ways to diversify our investor base. Our debt financing and capital lease obligations were comprised of the following at the following dates:

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Public term debt with single maturities	$11,794,574	$10,663,275
Public medium-term notes with varying maturities	5,746,530	5,960,236
Capital lease obligations	63,684	143,254
Synthetic lease obligations	—	464,222
Bank and other term debt	2,995,873	3,070,120

Total term debt, bank debt, and capital lease obligations	20,600,661	20,301,107

Commercial paper	2,470,042	1,575,957
Deferred debt discount	(28,207)	(24,321)

Total debt financing and capital lease obligations	$23,042,496	$21,852,743

Selected interest rates and ratio:
Composite interest rate	4.20%	4.53%
Percentage of total debt at fixed rates	67.50%	77.07%
Composite interest rate on fixed rate debt	5.08%	5.29%
Bank prime rate	4.75%	4.00%
     The above amounts represent the anticipated settlement of our currently outstanding debt obligations. Certain adjustments required to present currently outstanding debt obligations have been recorded and presented separately on the balance sheet, including adjustments related to foreign currency and interest rate hedging activities. We have eliminated the currency exposure arising from foreign currency denominated notes by either hedging the notes through swaps or through the offset provided by operating lease payments denominated in the related currency. Foreign currency denominated debt is translated into US dollars using current exchange rates as of each balance sheet date. The foreign exchange adjustment for the foreign currency denominated debt was $696.1 million (2004) and $811.9 million (2003). Composite interest rates and percentages of total debt at fixed rates reflect the effect of derivative instruments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Public Debt (Exclusive of the Commercial Paper Program)
     The interest on most of the public debt is effectively fixed for the terms of the notes. We have the ability to borrow under various public debt financing arrangements as follows:

	Maximum	Sold as of	Sold as of	Sold as of
	Offering	December 31, 2003	September 30, 2004	October 22, 2004
	(Dollars in millions)
Registration statement dated December 20, 2002 (including $2.88 billion Medium-Term Note Program and $1.0 billion Retail Medium-Term Note Program)	$6,080 (a)	$5,437	$5,567	$5,575

Registration statement dated July 1, 2003 (including $1.5 billion Medium Term Note Program (b))	5,000	650	2,655	2,955

Euro Medium-Term Note Programme dated May 2004 (c)(d)	7,000	3,393	4,475	4,475

(a)	Includes $1.08 billion, which was incorporated into the registration statement from a prior registration statement, increasing the maximum offering from $5.0 billion to $6.08 billion.

(b)	As of October 18, 2004, the Medium-Term Note Program was increased to $2.0 billion.

(c)	The foreign currency risk of the notes is hedged through swaps or operating lease payments denominated in Euros.

(d)	This is a perpetual program. As a bond issue matures, the amount becomes available again under the program.
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
Other Variable Interest Entities
     We have sold aircraft to entities owned by third parties and from time to time we have issued asset value guarantees or loan guarantees related to the aircraft sold. Management has determined nine such entities, each owning one aircraft, are Variable Interest Entities (“VIEs”) in which we are a primary beneficiary, as defined by Financial Accounting Standards Board Interpretation No. 46R (“FIN 46R”). As a result of our adopting FIN 46R, we consolidated these entities at December 31, 2003.
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
Derivatives
     In the normal course of business, we employ a variety of derivative products to manage our exposure to changes in foreign currency and interest rates. Our objective is to eliminate all foreign currency risk, lower our overall borrowing cost and maintain an optimal mix of variable and fixed rate interest obligations. We only enter into derivative transactions to economically hedge interest rate risk and currency risk of our debt obligations and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements, currency swap agreements, and interest rate floor agreements.
     As discussed in Note B — Restatement, we are restating financial statements and other financial information for the years 2004, 2003, and 2002 and our financial information for the years 2001 and 2000 and for each of the quarters in the years 2004 and 2003 with respect to the accounting for certain derivative transactions and foreign currency transactions.
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
Existing Commitments (Exclusive of Interest)

	Commitments Due by Fiscal Year
	Total	2004	2005	2006	2007	2008	Thereafter
	(Dollars in thousands)
Public and Bank Term Debt	$20,536,978	$642,217	$3,562,144	$3,671,935	$3,553,738	$3,750,998	$5,355,946

Capital Lease Obligations	63,684	24,104	39,580	—	—	—	—

Commercial Paper	2,470,042	2,470,042	—	—	—	—	—

Operating Leases	108,803	2,052	8,225	8,553	8,895	9,251	71,827

Purchase Commitments (b)	22,491,600	1,169,400	5,713,200	5,026,800	4,379,100	3,789,400	2,413,700

Total	$45,671,107	$4,307,815	$9,323,149	$8,707,288	$7,941,733	$7,549,649	$7,841,473

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Contingent Commitments

	Contingency Expiration by Fiscal Year
	Total	2004	2005	2006	2007	2008	Thereafter
	(Dollars in thousands)
Purchase Options on New Aircraft (b)	$650,100	$—	$—	$228,000	$275,500	$146,600	$—

Put Options (a)	741,251	—	302,756	—	—	—	438,495

Asset Value Guarantees (a)	88,040	500	5,226	11,247	17,831	10,492	42,744

Loan Guarantees (a)	146,429	—	18,914	79,274	—	—	48,241

Lines of Credit	65,000	—	15,000	—	—	—	50,000

Total	$1,690,820	$500	$341,896	$318,521	$293,331	$157,092	$579,480

(a)	From time to time, we participate with airlines, banks and other financial institutions to assist in financing aircraft by providing asset guarantees, put options, or loan guarantees collateralized by aircraft. As a result, should we be called upon to fulfill our obligations, we would have recourse to the value of the underlying aircraft.

(b)	The recorded basis of aircraft may be adjusted to reflect notional credits given by the manufacturers in connection with the leasing of aircraft.
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
Non-GAAP Financial Measures
Lease Margin
     Lease Margin is defined as Rental of flight equipment less total expenses, adjusted for VIE expenses related to Other Variable Interest Entities, divided by Rental of flight equipment. Lease Margin is a measure by which we isolate and evaluate the overall profitability of our contractual leasing operations, which constitute our primary revenue generating activity. Beginning in 2004, to more accurately portray the trend of our core leasing operations, we began to adjust total expenses in the calculation of Lease Margin by excluding the above mentioned VIE expenses. Related VIE revenues are included in Interest and other and are by definition excluded from the calculation of Lease Margin. VIE revenues and expenses are recorded in our 2004 net income as a result of our adoption of FIN 46R beginning December 31, 2003. The most directly comparable GAAP financial measure is Profit Margin.
The following is a reconciliation of Profit Margin to Lease Margin:

	Nine Months Ended		Three Months Ended
	September 30		September 30
	Restated	Restated	Restated	Restated
	2004	2003	2004	2003
	(Dollars in millions)
Total revenues(A)	$2,348.8	$2,161.7	$806.4	$756.4
Flight equipment marketing, including securitization	(76.3)	(33.0)	(7.0)	(29.4)
Interest and other	(79.5)	(17.4)	(37.8)	(7.3)

Rental of flight equipment (B)	2,193.0	2,111.3	761.6	719.7

Total expenses (C)	1,797.5	1,665.8	618.4	569.3
VIE expenses	(15.7)	—	(5.0)	—

Adjusted total expenses (D)	1,781.8	1,665.8	613.4	569.3

Profit margin (A) – (C) = (E)	$551.3	$495.9	$188.0	$187.1
Lease margin (B) – (D) = (F)	$411.2	$445.5	$148.2	$150.4
Profit margin % (E) divided by (A)	23.5%	22.9%	23.3%	24.7%
Lease margin % (F) divided by (B)	18.8%	21.1%	19.5%	20.9%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Results of Operations - Three months ended September 30, 2004 versus 2003.
     At September 30, 2004, our fleet, on which we earn rental revenue, consisted of 656 aircraft compared to a fleet of 599 aircraft at September 30, 2003. The cost of the leased fleet increased to $35.8 billion at September 30, 2004, compared to $32.9 billion at September 30, 2003. The 2003 cost includes aircraft subject to sale-lease back transactions which were consolidated as a result of our adoption of FIN 46R at December 31, 2003.
     Revenues from the rental of flight equipment increased 5.8% to $761.6 million in 2004 compared to $719.7 million in 2003, due to an increase in the number of aircraft available for operating lease (656 at September 30, 2004 compared to 599 at September 30, 2003), partially offset by aircraft being reconfigured and redelivered and therefore not earning revenue for the entire period. We had two aircraft in our fleet that were not subject to a signed lease agreement or a signed letter of intent at September 30, 2004, one of which was subsequently leased. Revenues in 2004 compared to 2003 were negatively impacted by lower lease rates and restructured rents as a result of the slowdown and turmoil of the airline industry. Lease Margin for the period decreased to 19.5% in 2004 compared to 20.9% for the same period in 2003. Profit Margin decreased to 23.3% compared to 24.7% for the same period. However, Lease Margin for the three months ended September 30, 2004 has increased from 18.4% for the prior quarter ended June 30, 2004. Management expects factors described in Industry Conditions to continue to negatively impact revenues in 2004 and beyond, even as we see increases in the Lease Margins going forward, as some airlines continue to experience financial difficulties and improving trends in lease rates will take time to be completely reflected in our lease revenues.
     In addition to leasing operations, we engage in the marketing of flight equipment throughout the lease term, as well as the sale of third party owned flight equipment on a principal and commission basis. Revenues from flight equipment marketing increased to $7.0 million in 2004 compared to $5.5 million in 2003. We sold one aircraft and one engine during the third quarter of 2004 compared to one aircraft and two engines during the same period in 2003.
     Interest and other revenue increased to $37.8 million in 2004 compared to $7.3 million in 2003 primarily due to a settlement of a bankruptcy claim.
     Interest expense increased to $232.8 million in 2004 compared to $221.5 million in 2003 as a result of an increase in average debt outstanding, borrowed to finance aircraft acquisitions (excluding the effect of debt discount and foreign exchange adjustments), to $23.2 billion in 2004 compared to $21.4 billion in 2003. This increase was partially offset by a decrease in the average composite borrowing rate to 4.18% in 2004 compared to 4.57% in 2003. Our composite borrowing rate decreased as follows:

	2004	2003	Decrease
Beginning of Quarter	4.15%	4.50%	0.35%

End of Quarter	4.20%	4.63%	0.43%

Average	4.18%	4.57%	0.39%
     Interest expense for the three months ended September 30, 2004 includes a $2.4 million reduction related to derivative ineffectiveness and mark-to-market of derivatives not considered a hedge under SFAS 133.
     Depreciation of flight equipment increased 9.1% to $311.2 million in 2004 compared to $285.1 million in 2003 due to the increased cost of the fleet.
     In prior periods we entered into sale-leaseback transactions. We ceased to record rent expense for these transactions as a result of our adoption of FIN 46R on December 31, 2003 (see Financial Condition: Synthetic Lease Obligations for more information).
     Provision for overhauls increased to $43.3 million in 2004 compared to $31.7 million in 2003 due to an increase in the aggregate number of hours flown on which we collect overhaul revenue and against which the provision is computed.
     Selling, general and administrative expenses increased to $31.1 million in 2004 compared to $20.7 million in 2003 primarily due to expenses related to our interest in VIEs in the amount of $5.0 million as a result of the Company’s adoption of FIN 46R at December 31, 2003.
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
Results of Operations - Nine months ended September 30, 2004 versus 2003.
     At September 30, 2004, our fleet, on which we earn rental revenue, consisted of 656 aircraft compared to a fleet of 599 aircraft at September 30, 2003. The cost of the leased fleet, which includes aircraft subject to sale-lease back transactions from which rental income is earned, increased to $35.8 billion at September 30, 2004 compared to $32.9 billion at September 30, 2003.
     Revenues from the rental of flight equipment increased 3.9% to $2,193.0 million in 2004 compared to $2,111.3 million in 2003, due to an increase in the number of aircraft available for operating lease (656 at September 30, 2004 compared to 599 at September 30, 2003), partially offset by aircraft being reconfigured and redelivered and therefore not earning revenue for the entire period. Two aircraft in our fleet were not subject to a signed lease agreement or a signed letter of intent at September 30, 2004, one of which was subsequently leased. Revenues in 2004 compared to 2003 were negatively impacted by lower lease rates and restructured rents as a result of the slowdown and turmoil of the airline industry. Lease Margin for the period decreased to 18.8% in 2004 compared to 21.1% for the same period in 2003. Profit Margin increased to 23.5% compared to 22.9% for the same period. Management expects factors described in Industry Conditions to continue to negatively impact revenues in 2004 and beyond, even as we see increases in the Lease Margins going forward, as some airlines continue to experience financial difficulties and improving trends in lease rates will take time to be completely reflected in our lease revenues.
     In addition to leasing operations, we engage in the marketing of flight equipment throughout the lease term, as well as the sale of third party owned flight equipment on a principal and commission basis. Revenues from flight equipment marketing increased to $43.5 million in 2004 compared to $9.1 million in 2003. We sold nine aircraft and six engines during the first nine months of 2004 compared to one aircraft and two engines during the same period in 2003.
     Further, in the third quarter of 2003 we contracted to sell 37 aircraft to a trust, and in the first quarter of 2004 we contracted to sell 34 aircraft to another trust, both of which are included in the consolidated financial statements of the Company’s parent (see Note D of Notes to Condensed Consolidated Financial Statements). The gains, net of expenses, related to the transactions are included in Flight Equipment Marketing – Securitization.
     Interest and other revenue increased to $79.5 million in 2004 compared to $17.4 million in 2003 primarily due to a settlement of a bankruptcy claim. There was also an increase in foreign exchange gains in the amount of $22.9 million, an increase in management fees of approximately $7.5 million, resulting from an increase in the managed fleet from 61 to 101, and revenues from VIEs in the amount of $12.0 million due to our adoption of FIN 46R at December 31, 2003.
     Interest expense increased to $697.2 million in 2004 compared to $671.1 million in 2003 as a result of an increase in average debt outstanding, borrowed to finance aircraft acquisitions (excluding the effect of debt discount and foreign exchange adjustments), to $22.5 billion in 2004 compared to $20.1 billion in 2003. This increase was partially offset by changes in market values of derivatives not qualifying for hedge treatment under SFAS 133 in the amount of $6.6 million and a decrease in the average composite borrowing rate to 4.37% in 2004 compared to 4.68% in 2003. Our composite borrowing rate decreased as follows:

	2004	2003	Decrease
Beginning of Nine Months	4.53%	4.73%	0.20%

End of Nine Months	4.20%	4.63%	0.43%

Average	4.37%	4.68%	0.31%
     Interest expense for the nine months ended September 30, 2004 includes a decrease of $10.1 million related to derivative ineffectiveness and mark-to-market of derivatives not considered a hedge under SFAS 133.
     Depreciation of flight equipment increased 10.6% to $898.1 million in 2004 compared to $811.7 million in 2003 due to the increased cost of the fleet.
     In prior periods, we entered into sale-leaseback transactions. We ceased to record rent expense for these transactions as a result of our adoption of FIN 46R on December 31, 2003 (see Financial Condition: Synthetic Lease Obligations for more information).
     Provision for overhauls increased to $115.8 million in 2004 compared to $86.3 million in 2003 due to an increase in the aggregate number of hours flown on which we collect overhaul revenue and against which the provision is computed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     Selling, general and administrative expenses increased to $86.4 million in 2004 compared to $59.7 million in 2003 primarily due to expenses related to interest in VIEs in the amount of $15.7 million as a result of our adoption of FIN 46R at December 31, 2003 and higher expenses required to support our larger fleet.
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
     We are exposed to market risk and the risk of loss of fair value and possible liquidity strain resulting from adverse fluctuations in interest rates and foreign exchange prices. We statistically measures the loss of fair value through the application of a VaR model on a quarterly basis. In this analysis ILFC’s net fair value is determined using the financial instrument and other assets. This includes tax adjusted future flight equipment lease revenues, and financial instrument liabilities, which includes future servicing of current debt. The estimated impact of current derivative positions is also taken into account.
     We calculate the VaR with respect to the net fair value by using historical scenarios. This methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical information for interest rates and foreign exchange rates were used to construct the historical scenarios at September 30, 2004 and December 31, 2003, respectively. For each scenario, each financial instrument is re-priced. Scenario values for ILFC are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum adverse deviation in fair market value incurred under these scenarios with 95% confidence (i.e. only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period is assumed in computing the VaR figure. The following table presents the average, high and low VaRs for ILFC with respect to its fair value for the periods ended September 30, 2004 and December 31, 2003:
ILFC Market Risk

	Nine Months Ended			Year Ended
	September 30, 2004			December 31, 2003
	(Dollars in millions)
	Average	High	Low	Average	High	Low
Combined	$52.4	$86.3	$7.8	$37.7	$78.1	$7.8

Interest Rate	52.5	86.4	7.9	37.8	78.1	7.8

Currency	0.5	1.3	0.2	0.8	1.3	0.2

ITEM 4.	CONTROLS AND PROCEDURES
(A)	Restatement

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls procedures and have concluded that our disclosure controls and procedures were ineffective at the reasonable assurance level as of September 30, 2004 and for the periods covered by the restatement due to the existence of the material weaknesses described below. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified the following material weaknesses in our internal control over financial reporting:
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
As a result of these material weaknesses, management, including the Certifying Officers, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2004.

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
(C)	Changes in Internal Control Over Financial Reporting

There were no changes during the fiscal quarter ended on September 30, 2004, that materially effected, or are reasonably likely to materially effect, our internal control over financial reporting.
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
INTERNATIONAL LEASE FINANCE CORPORATION

August 18, 2005	/ S/ Steven F. Udvar-Hazy
STEVEN F. UDVAR-HAZY
Chairman of the Board and Chief Executive Officer

August 18, 2005	/S/ Alan H. Lund
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