Form 10-Q
period 2005-09-30
INTERNATIONAL LEASE FINANCE CORP
filed 2005-11-08
CIK 714311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes   ☐     No   ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No   ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     As of October 31, 2005, there were 45,267,723 shares of Common Stock, no par value, outstanding.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Cash, including interest bearing accounts of $119,458 (September 30, 2005), $97,682 (December 31, 2004)	$119,604	$99,747
Current income taxes	148,739	6,507
Notes receivable and net investment in finance and sales-type leases	471,050	519,739
Flight equipment under operating leases	41,024,379	36,580,296
Less accumulated depreciation	7,047,027	6,074,874

	33,977,352	30,505,422
Deposits on flight equipment purchases	1,334,859	1,250,168
Other assets	284,731	199,653
Derivative assets	420,681	1,191,602
Investments	18,866	22,979
Variable interest entities assets	142,210	152,417
Deferred debt issue costs — less accumulated amortization of $58,210 (September 30, 2005), $77,112 (December 31, 2004)	79,362	59,666

	$36,997,454	$34,007,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued interest and other payables	$403,721	$264,276
Tax benefit sharing payable to AIG	245,000	245,000
Debt financing, net of deferred debt discount of $44,674 (September 30, 2005), $29,502 (December 31, 2004)	25,703,224	23,136,016
Foreign currency translation adjustment related to foreign currency denominated debt denominated debt	295,991	1,215,809
Derivative liabilities	25,546	38,810
Capital lease obligations	—	39,580
Security and other deposits on flight equipment	960,784	876,590
Rentals received in advance	184,026	160,878
Deferred income taxes	2,976,990	2,630,118
Variable interest entities liabilities	65,614	70,886
SHAREHOLDERS’ EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B each having 500 shares issued and outstanding	100,000	100,000
Common stock—no par value; 100,000,000 authorized shares, 45,267,723 issued and outstanding	1,053,582	653,582
Paid-in capital	586,556	579,955
Accumulated other comprehensive (loss) income	85,949	22,825
Retained earnings	4,310,471	3,973,575

Total shareholders’ equity	6,136,558	5,329,937

	$36,997,454	$34,007,900

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Dollars in thousands)

	2005	2004
	(Unaudited)
REVENUES
Rental of flight equipment	$920,451	$761,621
Flight equipment marketing	13,637	7,016
Interest and other	13,481	37,790

	947,569	806,427

EXPENSES
Interest	300,155	232,802
Depreciation of flight equipment	358,245	311,188
Provision for overhauls	68,856	43,317
Selling, general and administrative	46,082	31,124

	773,338	618,431

INCOME BEFORE INCOME TAXES	174,231	187,996
Provision for income taxes	53,312	60,610

NET INCOME	$120,919	$127,386

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Dollars in thousands)

	2005	2004
	(Unaudited)
REVENUES
Rental of flight equipment	$2,575,973	$2,192,976
Flight equipment marketing	50,636	43,460
Flight equipment marketing – securitization (Note C)	—	32,866
Interest and other (Note C)	43,471	79,544

	2,670,080	2,348,846

EXPENSES
Interest	826,975	697,228
Depreciation of flight equipment	1,020,685	898,084
Provision for overhauls	162,825	115,792
Selling, general and administrative	112,425	86,385

	2,122,910	1,797,489

INCOME BEFORE INCOME TAXES	547,170	551,357
Provision for income taxes	173,767	176,125

NET INCOME	$373,403	$375,232

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Dollars in thousands)

	2005	2004
	(Unaudited)
NET INCOME	$120,919	$127,386

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Net changes in cash flow hedges	26,774	(1,853)
Change in unrealized appreciation on securities available for sale	(399)	—

COMPREHENSIVE INCOME	$147,294	$125,533

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Dollars in thousands)

	2005	2004
	(Unaudited)
NET INCOME	$373,403	$375,232

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Net changes in cash flow hedges	65,791	4,203
Change in unrealized appreciation on securities available for sale	(2,667)	—

COMPREHENSIVE INCOME	$436,527	$379,435

See notes to condensed consolidated financial statements

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Dollars in thousands)

	2005	2004
	(Unaudited)
OPERATING ACTIVITIES
Net income	$373,403	$375,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	1,020,685	898,084
Deferred income taxes	312,882	171,610
Change in fair value of derivative instruments	858,874	49,672
Foreign currency adjustment of cash and non-US$ denominated debt	(907,212)	(117,049)
Amortization of deferred debt issue costs	33,724	19,974
Change in unamortized debt discount	(15,172)	(3,886)
Other	(6,262)	(6,955)
Changes in operating assets and liabilities:
Decrease (increase) in notes receivable	14,235	(17,146)
Decrease in receivables and other assets	103,549	162,334
Change in current income taxes	(142,232)	2,476
Increase in accrued interest and other payables	134,172	135,069
Increase in rentals received in advance	23,148	11,638

Net cash provided by operating activities	1,803,794	1,681,053

INVESTING ACTIVITIES
Acquisition of flight equipment for operating leases	(4,953,601)	(3,941,495)
Acquisition of flight equipment for finance leases	—	(43,247)
Decrease in deposits and progress payments	(84,691)	(30,833)
Proceeds from disposal of flight equipment — net of gain	280,220	1,127,629
Advances on notes receivable	(6,500)	(52,000)
Collections on notes receivable and finance leases	47,320	47,286
Other	3,674	891

Net cash used in investing activities	(4,713,578)	(2,891,769)

FINANCING ACTIVITIES
Net change in commercial paper	1,420,065	894,085
Proceeds from debt financing	4,780,181	3,915,986
Payments in reduction of debt financing, capital lease obligations and synthetic lease obligations	(3,657,444)	(3,616,431)
Debt issue costs	(53,420)	(26,670)
Increase in customer deposits	84,194	55,856
Issuance of common stock	400,000	—
Payment of common and preferred dividends	(31,328)	(27,361)

Net cash provided by financing activities	2,942,248	1,195,465

Effect of exchange rate changes on cash	(12,607)	1,310

Net increase (decrease) in cash	19,857	(13,941)
Cash at beginning of period	99,747	102,241

Cash at end of period	$119,604	$88,300

(Table continued on following page)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Dollars in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2005	2004
	(Unaudited)
Cash paid (received) during the period for:
Interest (net of amount capitalized of $40,379 (2005) and $35,282 (2004))	$711,756	$605,333
Income taxes, net	3,117	2,039
2005
Accounts receivable in the amount of $29,706 were received as a partial payment for flight equipment. Full cash payment was subsequently received.
Notes receivable in the amount of $13,286 were used as partial payment for the acquisition of aircraft.
Aircraft previously accounted for as operating leases were converted into sales-type leases in the amount of $30,168.
$5,179 was reclassified from Retained earnings to Paid-in capital as a result of an adjustment for certain prior period compensation costs related to an incentive plan of ILFC’s parent, AIG.
Certain payments from aircraft and engine manufacturers in the amount of $142,272 reduced the basis of Flight equipment under operating leases and increased Other assets.
2004
One aircraft was received in exchange for investment in finance leases in the amount of $24,761.
Notes in the amount of $8,094 were received as partial payment in exchange for flight equipment sold with a net book value of $23,727.
Other assets in the amount of $56,455 were received in exchange for aircraft sold into a securitization, but not yet novated, with a net book value of $49,889.
Certain payments from aircraft and engine manufacturers in the amount of $96,048 reduced the basis of Flight equipment under operating leases and increased Other assets.
See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)
A. Basis of Preparation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 2004 unaudited condensed consolidated financial statements to conform to the 2005 presentation. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in International Lease Finance Corporation’s (“the Company,” “ILFC,” “management,” “we,” “our,” “us”) Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.
B. Hedging Activities
     We use derivatives to manage exposures to interest rate and foreign currency risks. During the nine months ended September 30, 2005, we recorded the following in interest expense:

(Dollars in thousands)
(Income) loss related to derivative instruments:
Changes in fair value of non-hedging instruments	$(14,255)
Changes in fair value of hedging instruments	142,975
Offsetting changes in fair value of hedged items	(140,384)
Ineffectiveness related to cash flow hedges	(199)

$(11,863)

     During the nine months ended September 30, 2005, $44.6 million (net) was reclassified from Accumulated other comprehensive (loss) income to Interest expense when interest was paid or received on our cash flow hedges. We estimate that within the next twelve months we will amortize into earnings approximately $21.0 million of the pre-tax balance in Accumulated other comprehensive (loss) income under cash flow hedge accounting in connection with our program to convert debt from floating to fixed interest rates.
C. Flight Equipment Marketing — Securitization
     We sold 34 aircraft to a trust during the first quarter of 2004. The transaction generated approximately $1.0 billion of gross proceeds. The trust was primarily funded by, and is owned by, other subsidiaries of American International Group, Inc. (“AIG”), our ultimate parent corporation, and is consolidated by AIG. We do not consolidate the trust, nor do we consolidate the subsidiary. The transaction was structured similar to a securitization, in which the trust acquired the aircraft based on values assigned by independent appraisers. Further, an unaffiliated third party acted as capital markets advisor and initial purchaser of the notes of the securitization. Gains in the amount of $32.9 million, net of fees and expenses, related to the transaction are included in Flight Equipment Marketing — Securitization for the nine month period ended September 30, 2004. A similar transaction related to 37 aircraft was completed during 2003. The Company is continuing to manage the aircraft sold to the trusts for a fee. Interest and Other on our Condensed Consolidated Statements of Income for the nine months ended September 30, 2005 include $7.4 million (2005) and $7.6 million (2004) related to management services provided to the trusts. On our Condensed Consolidated Balance Sheets, Other assets include receivables in the amount of $0.1 million (2005) and $1.6 million (2004) related to the management of those aircraft and Accrued interest and other payables (2004) include $0.6 million payable to the trust.
D. Shareholders’ Equity
     On August 11, 2005, ILFC sold 3,069,604 shares of common stock to an existing shareholder for approximately $400 million.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Forward-Looking Statements
     This quarterly report on Form 10-Q contains or incorporates statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the state of the airline industry, the Company’s access to the capital markets, the Company’s ability to restructure leases and repossess aircraft, the structure of the Company’s leases, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company’s financial condition or results of operations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and “should” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or industry results to vary materially from the Company’s future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, the risk factors described and referred to in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” and – “Risk Factors Affecting International Lease Finance Corporation” and general industry economic and business conditions, which will, among other things, affect demand for aircraft, availability and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives and environmental and safety requirements. The Company will not update any forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     International Lease Finance Corporation (“the Company”, “management”, “ILFC,” “we”, “our”, “us”) primarily acquires new jet transport aircraft from The Boeing Company (“Boeing”) and AVSA, S.A.R.L., the sales subsidiary of Airbus Industries (“Airbus”) and leases these aircraft to airlines throughout the world. In addition to our leasing activity, we sell aircraft from our leased aircraft fleet to other leasing companies, financial services companies and airlines. In some cases, we provide fleet management services to investors, owners of aircraft portfolios for a management fee. From time to time we provide asset value guarantees and loan guarantees to the buyers of aircraft or to financial institutions for a fee. We also remarket and sell aircraft owned or managed by others for a fee.
     As of September 30, 2005, we owned 734 aircraft, had 17 aircraft in the fleet that were classified as finance and sales-type leases, and provided fleet management services for 101 aircraft. We have contracted with Airbus and Boeing to buy 308 new aircraft for delivery through 2010 with an estimated purchase price of $20.1 billion, 18 of which will deliver during the fourth quarter of 2005. The recorded basis of aircraft may be adjusted upon delivery to reflect notional credits given by the manufacturers to support the leasing of aircraft.
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
     Our primary source of revenue is from operating leases. One measure of profitability we use is a ratio called Lease Margin (see “Management’s Discussion and Analysis – Non-GAAP Financial Measures”). The airline industry is cyclical in nature. Despite rising fuel prices which significantly impacted the airline industry during 2004, and continue to negatively impact it in 2005, overall industry trends in 2004 and 2005 showed continued improvement (since 2003), particularly outside the United States. As a result, starting in 2004, and continuing in 2005, we see an increase in demand for newer, modern, fuel-efficient aircraft which comprise the bulk of our fleet, and an overall strengthening of lease rates. Although lease rates strengthened during 2004, and continued to strengthen in 2005, there is a lag between changes in market conditions and their impact on our results, as contracts signed during times of lower lease rates are still in effect. We believe we are well positioned in the current industry environment with signed lease agreements for all of our 2006 and remaining 2005 deliveries of new aircraft and all aircraft in our existing fleet are placed with airlines at September 30, 2005.
     Our lease margin decreased 0.7% for the nine months ended September 30, 2005 compared to the same period in 2004. The primary reasons for the decline are (i) a charge related to a write-off of notes receivable taken in the third quarter, (ii) increasing interest rates that are starting to affect our margins and (iii) an increase in the overhaul provision rate. Our nine-month average composite borrowing rate increased 0.17% to 4.54% compared to the same period in 2004 with the quarterly average composite borrowing rate increasing 0.45% to 4.63%. Increasing interest rates, along with other risk factors, may impact our future results.
     We have received tax benefits under the Foreign Sales Corporation (“FSC”) law and its successor regime, the Extraterritorial Income Act (“ETI”). In October 2004, Congress passed a bill, the American Jobs Creation Act of 2004, repealing the corporate export tax benefits under the ETI, after the World Trade Organization ruled the export subsidies were illegal. Under the bill, ETI export tax benefits for corporations will be phased out in 2005 and 2006 and cease to exist for the year 2007. We expect our effective tax rate to rise to a rate consistent with the “expected” statutory rate.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     On June 17, 2005, one of our customers, Varig S.A. (lessee of eleven aircraft) filed for bankruptcy protection under Brazilian Bankruptcy Law. The airline is still operating and the eleven aircraft remained on lease to Varig S.A. at September 30, 2005. In the third quarter of 2005, we took a charge in the amount of $15.0 million related to receivables of restructured rents from Varig S.A. The charge is included in Selling, general and administrative on the September 30, 2005 Condensed Consolidated Statements of Income. Revenues from rentals of flight equipment for the quarter ended September 30, 2005 include $24.9 million of revenue from lessees that are presently under bankruptcy protection. The lessees are still operating and are currently meeting all rental obligations under the leases. To date there has been no indication that any of those lessees will cease operations. If the lessees default on the leases, we would have to remarket those aircraft and may incur costs related to re-leasing those aircraft.
     On November 7, 2005, one of our customers, Independence Air, Inc. (lessee of eight aircraft) filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Revenues from rentals of flight equipment for the quarter ended September 30, 2005, include $9.0 million of revenue from Independence Air, Inc.
     While neither AIG nor any of its subsidiaries is a co-obligor or guarantor of our debt securities, circumstances affecting AIG can have an impact on us. For example, concurrent with the most recent ratings actions taken by Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”) and Fitch, Inc. (“Fitch”) with respect to AIG, the following ratings actions were taken or statements were made with respect to our ratings: (i) S&P retained our long-term debt rating at AA- on Negative Long Term Rating Outlook and our short-term rating at A-1+, (ii) Moody’s affirmed our (A1/Stable/P-1) rating with a Stable outlook and (iii) Fitch lowered our long-term rating to A+ and short-term rating to F-1 and continues to have us on Rating Watch Negative. Accordingly, we can give no assurance that any further changes in circumstances related to AIG would not impact us.
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
     Risks directly or indirectly affecting our business include:
•	Overall Airline Industry Risk
•	Demand for air travel

•	Competition between carriers

•	Fuel prices and availability

•	Labor costs and stoppages

•	Maintenance costs

•	Employee labor contracts

•	Airport and air traffic control infrastructure constraints
•	Insurance costs

•	Security, terrorism and war

•	Health concerns

•	Equity and borrowing capacity

•	Environmental concerns

•	Government regulation

•	Interest rates

•	Manufacturer Risk

•	Borrowing Risks
•	Liquidity

•	Interest rates

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
•	Other Risks
•	Residual value

•	Obsolescence

•	Key personnel

•	Foreign currency exchange rate risk

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
Financial Condition
     We borrow funds to purchase new and used flight equipment, including funds for progress payments during aircraft construction, and to pay off maturing debt obligations. These funds are borrowed principally on an unsecured basis from various sources. During the nine months ended September 30, 2005, we borrowed $4.8 billion (excluding commercial paper) and $1.8 billion was provided by operating activities. As of September 30, 2005, we have committed to purchase 308 new aircraft from Airbus and Boeing at an estimated aggregate purchase price of $20.1 billion for delivery through 2010. We also hold options to purchase twelve additional new aircraft at an estimated aggregate purchase price of approximately $987.6 million. The recorded basis of aircraft may be adjusted to reflect notional credits given by the manufacturers in connection with the leasing of aircraft. We currently expect to fund expenditures for aircraft and to meet liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements.

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
     We have modified our borrowing strategy with the goal that, over time, we will have approximately 15% or less of our debt, excluding commercial paper, mature in any one year. Management continues to explore new funding sources and ways to diversify our investor base. Our debt financing and capital lease obligations were comprised of the following at the following dates:

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Public term debt with single maturities	$12,453,200	$11,544,575
Public medium-term notes with varying maturities	4,719,131	5,972,171
Capital lease obligations	—	39,580
Bank and other term debt	4,480,255	2,973,525

Total term debt, bank debt, and capital lease obligations	21,652,586	20,529,851

Commercial paper	4,095,312	2,675,247
Deferred debt discount	(44,674)	(29,502)

Total debt financing and capital lease obligations	$25,703,224	$23,175,596

Selected interest rates and ratio:
Composite interest rate	4.73%	4.34%
Percentage of total debt at fixed rates	70.32%	66.21%
Composite interest rate on fixed rate debt	4.96%	5.07%
Bank prime rate	6.75%	5.25%
     The above amounts represent the anticipated settlement of our currently outstanding debt obligations. Certain adjustments required to present currently outstanding debt obligations have been recorded and presented separately on the balance sheet, including adjustments related to foreign currency and interest rate hedging activities. We have eliminated the currency exposure arising from foreign currency denominated notes by either hedging the notes through swaps or through the offset provided by operating lease payments denominated in the related currency. Foreign currency denominated debt is translated into US dollars using exchange rates as of each balance sheet date. The foreign exchange adjustment for the foreign currency denominated debt was $296.0 million at September 30, 2005 and $1,215.8 million at December 31, 2004. Composite interest rates and percentages of total debt at fixed rates reflect the effect of derivative instruments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Public Debt (Exclusive of the Commercial Paper Program)
     The interest on most of the public debt is effectively fixed for the terms of the notes. We have the ability to borrow under various public debt financing arrangements as follows:

	Maximum		Sold as of	Sold as of	Sold as of
	Offering		December 31, 2004	September 30, 2005	October 15, 2005
	(Dollars in millions)
Registration statement dated December 20, 2002 (including $2.88 billion Medium-Term Note Program and $1.0 billion Retail Medium-Term Note Program)	$6,080	(a)	$5,593	$5,696	$5,705
Registration statement dated December 28, 2004 (including $2.0 billion Medium Term Note Program)	7,045	(b)	—	2,600	2,950
Euro Medium-Term Note Programme dated September 2005 (c)(d)	7,000		4,475	3,808	3,808

(a)	Includes $1.08 billion, which was incorporated into the registration statement from a prior registration statement, increasing the maximum offering from $5.0 billion to $6.08 billion.

(b)	Includes $2.045 billion, which was incorporated into the registration statement from a prior registration statement, increasing the maximum offering from $5.0 billion to $7.045 billion.

(c)	We have hedged the foreign currency risk of the notes through derivatives or through the offset provided by operating lease payments denominated in the related currency.

(d)	This is a perpetual program. As a bond matures, the principal amount becomes available for new issuances under the program.
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
Bank Term Debt
     In January 1999, we entered into an Export Credit Facility, for up to a maximum of $4.3 billion, for aircraft delivered through 2001. The facility was used to fund 85% of each aircraft’s purchase price. This facility is guaranteed by various European Export Credit Agencies. We financed 62 aircraft using $2.8 billion under this facility over ten years with interest rates from 5.753% to 5.898%. We have collateralized the debt by a pledge of the shares of a subsidiary which holds title to the aircraft financed under the facility. At September 30, 2005, $1.3 billion was outstanding under the facility and the net book value of the related aircraft was $2.8 billion.
     From time to time, we enter into funded bank financing arrangements. As of September 30, 2005, we had a total of $1.7 billion outstanding, which have varying maturities through 2010. One tranche of one of the loans totaling $410 million was funded in Japanese yen and swapped to US dollars. The interest rates are LIBOR based with spreads ranging from 0.325% to 1.85%.
     In May 2004, we entered into an Export Credit Facility for up to a maximum of $2.64 billion, for Airbus aircraft to be delivered in 2004 and 2005. The facility has since been extended to include aircraft to be delivered through May 31, 2006. The facility will be used to fund 85% of each aircraft’s purchase price. This facility becomes available as the various European Export Credit Agencies provide their guarantees for aircraft based on a six-month forward-looking calendar. The financing is for a ten-year fully amortizing loan per aircraft at an interest rate determined through a bid process. We have collateralized the debt by a pledge of the shares of a subsidiary which holds title to the aircraft financed under this facility. As of September 30, 2005, twenty aircraft were financed under this facility and $1.3 billion was outstanding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     In August 2004, the Company received a commitment for an Ex-Im Bank comprehensive guarantee in the amount of $1.68 billion to support the financing of up to 30 new Boeing aircraft. The delivery period initially extends from September 1, 2004 through August 31, 2005. We have extended the delivery period to August 31, 2006. As of September 30, 2005, we had not financed any aircraft under this facility.
Commercial Paper
     We currently have a $6.0 billion Commercial Paper Program. Under this program, we may borrow in minimum increments of $100,000 for periods from one day to 270 days. It is our intention to only sell commercial paper to a maximum amount of 75% of the total amount of the backup facilities available (see Bank Commitments). The weighted average interest rate of our commercial paper outstanding was 3.75% at September 30, 2005 and 2.34% at December 31, 2004.
Bank Commitments
     As of September 30, 2005, we had committed revolving loans and lines of credit with an original group of 30 banks aggregating $6.0 billion, including a $2.0 billion five-year tranche that expires in October of 2009 and a $4.0 billion 364-day tranche that expires in October of 2005, with a one-year term out option. We had two $500 million, 180-day revolving credit agreements with banks, each with a one-year term out option. These revolving loans and lines of credit provide for interest rates that vary according to the pricing option in effect at the time of borrowing. Pricing options include prime, a range from .25% over LIBOR to 1.85% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The revolving loans and lines of credit are subject to facility fees of up to .10% of amounts available. This financing is used as backup for our maturing debt and other obligations. We had $202.7 million outstanding under the revolving credit agreements at September 30, 2005.
     In October 2005, the $4.0 billion 364-day tranche facility was replaced with a $2.0 billion 364-day tranche facility with a one-year term out option that expires in October of 2006 and a $2.0 billion five-year tranche that expires in October of 2010. The original $2.0 billion five-year tranche facility maturing in October 2009 continues to be in effect.
     In March 2004, an indirect subsidiary of the Company entered into a credit facility providing for an 18-month commitment for a $500 million revolving loan. The loan backs up the subsidiary’s $1.0 billion secured note facility available to purchase new aircraft from Boeing and Airbus. The credit facility and secured note facility expired unused in September of 2005.
Other Variable Interest Entities
     We have sold aircraft to entities owned by third parties and from time to time we have issued asset value guarantees or loan guarantees related to the aircraft sold. Management has determined ten such entities, each owning one aircraft, are Variable Interest Entities (“VIEs”) in which we are a primary beneficiary, as defined by Financial Accounting Standards Board Interpretation No. 46R (“FIN 46R”). In accordance with FIN 46R, these entities are consolidated into our Condensed Consolidated Balance Sheets. The assets and liabilities of these entities are presented separately on our Condensed Consolidated Balance Sheets. We do not control or own the assets nor are we obligated for the liabilities of these entities.
     We have investments in two VIEs in the form of joint ventures. We have determined we are not the primary beneficiary of the VIEs. One joint venture owns one aircraft, which it leases to its primary beneficiary. We account for the VIE as an equity investment. The other joint venture owns one aircraft, which it leases to an airline. We account for the joint venture under the cost method.
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
Derivatives
     In the normal course of business, we employ a variety of derivative products to manage our exposure to interest rates and foreign currency exchange rates and the resulting impact of changes in interest rates and exchange rates on earnings with the objective to eliminate all foreign currency risk, lower our overall borrowing cost and maintain an optimal mix of variable and fixed rate interest obligations. We enter into derivative transactions only to economically hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements, currency swap agreements, and interest rate floor agreements. The Company has the following derivatives that do not qualify as a hedge under SFAS 133: A derivative contract we assumed as a result of a customer bankruptcy, derivative contracts that swapped portions of our Commercial Paper program to a fixed interest rate and swaptions that swapped our capital lease obligations to fixed interest rate. The derivatives that do not qualify as a hedge under SFAS 133 are carried at fair market value on our Consolidated Balance Sheets with changes in market value taken through income.
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
Market Liquidity Risk
     We are in compliance with all covenants or other requirements set forth in our credit agreements. Further, we do not have any rating downgrade triggers that would automatically accelerate the maturity dates of any debt. However, a downgrade in our credit rating could adversely affect our ability to borrow on, renew existing, or obtain access to new financing arrangements and would increase the cost of such financing arrangements. For example, a downgrade in credit rating could reduce our ability to issue commercial paper under our current program.
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
     The following summarizes our contractual obligations at September 30, 2005, and the possible effect of such obligations on our liquidity and cash flows in future periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Existing Commitments (Exclusive of Interest)

	Commitments Due by Fiscal Year
	Total	2005	2006	2007	2008	2009	Thereafter
	(Dollars in thousands)
Public and Bank Term Debt	$21,652,588	$975,693	$3,808,271	$3,782,842	$4,300,968	$3,817,285	$4,967,529
Commercial Paper	4,095,312	3,719,962	375,350	—	—	—	—
Interest Payments on Debt Outstanding (a)	2,986,544	274,059	868,560	698,119	517,161	331,221	297,424
Operating Leases	96,118	2,098	8,629	8,951	9,303	9,594	57,543
Pension Obligations (b)	9,065	531	1,478	1,888	1,796	1,715	1,657
Tax Benefit Sharing Agreement Due to AIG	245,000	—	—	160,000	—	85,000	—
Purchase Commitments (c)	20,129,300	1,372,100	6,315,900	5,526,700	4,994,700	1,552,700	367,200

Total	$49,213,927	$6,344,443	$11,378,188	$10,178,500	$9,823,928	$5,797,515	$5,691,353

Contingent Commitments

	Contingency Expiration by Fiscal Year
	Total	2005	2006	2007	2008	2009	Thereafter
	(Dollars in thousands)
Purchase Options on
New Aircraft (c)	$987,600	$—	$—	$125,700	$—	$861,900	$—
Put Options (d)	343,550	—	—	—	—	—	343,550
Asset Value Guarantees (d)	59,389	—	3,126	5,341	8,178	—	42,744
Loan Guarantees (d)	141,244	—	97,015	—	—	—	44,229
Lines of Credit	50,000	—	—	—	—	—	50,000

Total	$1,581,783	$0	$100,141	$131,041	$8,178	$861,900	$480,523

(a)	Future interest payments on floating rate debt are estimated using floating interest rate in effect at September 30, 2005.

(b)	Our pension obligations are part of intercompany expenses, which AIG allocates to us on an annual basis. The amount is an estimate of such allocation. The column “Thereafter” consists of the 2010 estimated allocation. The amount allocated has not been material to date.

(c)	The recorded basis of aircraft may be adjusted to reflect notional credits provided by the manufacturers in connection with the leasing of aircraft.

(d)	From time to time, we participate with airlines, banks and other financial institutions to assist in financing aircraft by providing asset guarantees, put options, or loan guarantees collateralized by aircraft. As a result, should we be called upon to fulfill our obligations, we would have recourse to the value of the underlying aircraft.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Non-GAAP Financial Measures
Lease Margin
     Lease Margin is defined as Rental of flight equipment less total expenses, adjusted for VIE expenses related to Other Variable Interest Entities, divided by Rental of flight equipment. Lease Margin is a measure by which we isolate and evaluate the overall profitability of our contractual leasing operations, which constitute our primary revenue generating activity. Beginning in 2004, to more accurately portray the trend of our core leasing operations, we began to adjust total expenses in the calculation of Lease Margin by excluding the above mentioned VIE expenses. Related VIE revenues are included in Interest and other and are by definition excluded from the calculation of Lease Margin. VIE revenues and expenses are recorded in our 2005 net income as a result of our adoption of FIN 46R beginning December 31, 2003. The most directly comparable GAAP financial measure is Profit Margin. Lease Margin may not be comparable to those of other entities, as not all companies and analysts calculate this non-GAAP measure in the same manner.
     The following is a reconciliation of Profit Margin to Lease Margin:

	Nine months Ended		Three Months Ended
	September 30		September 30
	2005	2004	2005	2004
	(Dollars in millions)
Total revenues (A)	$2,670.1	$2,348.8	$947.6	$806.4
Flight equipment marketing	(50.6)	(76.3)	(13.6)	(7.0)
Interest and other	(43.5)	(79.5)	(13.5)	(37.8)

Rental of flight equipment (B)	2,576.0	2,193.0	920.5	761.6

Total expenses (C)	2,122.9	1,797.5	773.3	618.4
VIE expenses	(14.2)	(15.7)	(4.4)	(5.0)

Adjusted total expenses (D)	2,108.7	1,781.8	768.9	613.4

Profit margin (A) – (C) = (E)	$547.2	$551.3	$174.3	$188.0
Lease margin (B) – (D) = (F)	$467.3	$411.2	$151.6	$148.2
Profit margin % (E) divided by (A)	20.5%	23.5%	18.4%	23.3%
Lease margin % (F) divided by (B)	18.1%	18.8%	16.5%	19.5%
     Our nine-month lease margin decreased in 2005 to 18.1% compared to 18.8% in 2004 and our quarterly lease margin decreased to 16.5% in 2005 compared to 19.5% in 2004. The primary reasons for the decline are (i) a charge related to a write-off of notes receivable, taken in the third quarter, and (ii) increasing interest rates that are starting to materialize in our margins.
Results of Operations - Three months ended September 30, 2005 versus 2004.
     Revenues from rentals of flight equipment increased 20.9% to $920.5 million in 2005 from $761.6 million in 2004. The number of aircraft in our fleet increased to 734 at September 30, 2005 compared to 656 at September 30, 2004. Revenues from rentals of flight equipment increased (i) $124.7 million due to the purchase of aircraft after September 30, 2004 and earning revenue during the entire period, or part thereof, in 2005 compared to no or partial earned revenue for the same period in 2004 and (ii) $14.6 million related to aircraft that were redelivered during the years and/or had changes in lease rates. The increase was offset by $16.7 million related to aircraft deployed during the period ended September 30, 2004 and sold prior to September 30, 2005. Overhaul revenue increased $36.3 million in 2005 compared to 2004 due to (i) an increase in collections and (ii) an increase in the aggregate number of hours flown, on which we collect overhaul revenue.
     We did not have any aircraft in our fleet that were not subject to a signed lease agreement or a signed letter of intent at September 30, 2005. Lease Margin for the period decreased to 16.5% in 2005 compared to 19.5%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
for the same period in 2004. Profit Margin decreased to 18.4% compared to 23.3% for the same periods. The decrease in the Lease Margins are primarily due to (i) a charge related to a write-off of notes receivable, (ii) an increase in interest rates and (iii) an increase in the overhaul provision rate. A decrease in Interest and other further affected the decline in Profit Margin. Our quarterly average composite interest rate increased to 4.63% in 2005 compared to 4.18% in 2004. Management expects factors described in our Overview to continue to impact revenues in 2005 and beyond.
     In addition to leasing operations, we engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment on a principal and commission basis. Revenues from flight equipment marketing increased to $13.6 million in 2005 compared to $7.0 million in 2004. We sold three aircraft and one engine during the third quarter of 2005, compared to one aircraft and one engine during the same period in 2004.
     Interest and other revenue decreased to $13.5 million in 2005 compared to $37.8 million in 2004 primarily due to a customer bankruptcy settlement in the amount of $19.6 million we received in 2004.
     Interest expense increased to $300.2 million in 2005 compared to $232.8 million in 2004 as a result of (i) an increase in average debt outstanding (excluding the effect of debt discount and foreign exchange adjustments), primarily borrowed to finance aircraft acquisitions, to $26.2 billion in 2005 compared to $23.2 billion in 2004 and (ii) an increase in interest rates. Our composite borrowing rates in 2005 and 2004 were as follows:

	2005	2004	Increase (decrease)
Beginning of Quarter	4.52%	4.15%	0.37%
End of Quarter	4.73%	4.20%	0.53%
Average	4.63%	4.18%	0.45%
     Interest expense for the three months ended September 30, 2005 includes a $5.6 million reduction related to derivative ineffectiveness and mark-to-market of derivatives not considered a hedge under SFAS 133.
     Depreciation of flight equipment increased 15.1% to $358.2 million in 2005 compared to $311.2 million in 2004 due to the increased cost of the fleet.
     Provision for overhauls increased to $68.9 million in 2005 compared to $43.3 million in 2004 due to (i) an increase in the aggregate number of hours flown on which we collect overhaul revenue and against which the provision is computed and (ii) an increase in the rate used to calculate the provision.
     Selling, general and administrative expenses increased to $46.1 million in 2005 compared to $31.1 million in 2004 due to (i) a charge in the amount of $15.0 million related to the write down of a notes receivable from a customer who has filed for protection under bankruptcy code and (ii) an increase of $2.1 million in 2005 employee related expenses compared to 2004, primarily due to an increase in employee benefit charges from AIG and an increase in the number of employees from 151 to 161. The increases were offset by minor savings in several areas.
     We typically contract to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term, we have generally been able to re-lease aircraft within two to nine months of their return. We have not recognized any impairment charges related to our fleet, as the existing service potential of the aircraft in our portfolio has not been diminished. Further, we have been able to re-lease aircraft without diminution in lease rates to an extent that would warrant an impairment write down.
     Our effective tax rate for the quarter ended September 30, 2005, was 30.6% compared to 32.2% for the same period in 2004. The decrease is due to a larger 2005 tax benefit received under the Extraterritorial Income Act.
     Comprehensive income was $147.3 million in 2005 compared to income of $125.5 million in 2004, primarily due to changes in the market value of cash flow hedges.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Results of Operations - Nine months ended September 30, 2005 versus 2004.
     Revenues from rentals of flight equipment increased 13.7% to $2,576.0 million in 2005 from $2,193.0 million in 2004. The number of aircraft in our fleet increased to 734 at September 30, 2005 compared to 656 at September 30, 2004. Revenues from rentals of flight equipment increased (i) $344.2 million due to the purchase of aircraft after September 30, 2004 and earning revenue during the entire period, or part thereof, in 2005 compared to no or partial earned revenue for the same period in 2004 and (ii) $12.7 million related to aircraft that were redelivered during the years and/or had changes in lease rates. The increase was offset by $43.1 million related to aircraft deployed during the period ended December 31, 2004 and sold prior to September 30, 2005. Overhaul revenue increased $69.2 million in 2005 compared to 2004 due to (i) an increase in collections and (ii) an increase in the aggregate number of hours flown, on which we collect overhaul revenue.
     We did not have any aircraft in our fleet that were not subject to a signed lease agreement or a signed letter of intent at September 30, 2005. Lease Margin for the period decreased to 18.1% in 2005 compared to 18.8% for the same period in 2004. Profit Margin decreased to 20.5% compared to 23.5% for the same periods. The decrease in the Lease Margins are primarily due to (i) a charge related to a write-off of notes receivable, (ii) an increase in interest rates and (iii) an increase in the overhaul provision rate. Decreases in the Flight equipment marketing and Interest and other further affected the decline in Profit Margin. Our average composite interest rate for the nine months ended September 30, 2005, increased to 4.54% in 2005 compared to 4.37% in 2004. Management expects factors described in our Overview to continue to impact revenues in 2005 and beyond.
     In addition to leasing operations, we engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment on a principal and commission basis. Revenues from flight equipment marketing increased to $50.6 million in 2005 compared to $43.5 million in 2004. We sold 20 aircraft and one engine during the nine months ended September 30, 2005, eleven of which were in the form of sales-type leases, compared to nine aircraft and six engines during the same period in 2004.
     During the first quarter of 2004, the Company sold 34 aircraft to a trust included in the consolidated financial statements of the Company’s parent (see Note D of Notes to Condensed Consolidated Financial Statements). The gain, net of expenses, related to the transaction is included in Flight Equipment Marketing – Securitization.
     Interest and other revenue decreased to $43.5 million in 2005 compared to $79.5 million in 2004 due to (i) bankruptcy and insurance settlements in the amount of $23.1 million received in 2004, (ii) early termination fees and other lease related fees in the amount of $9.9 million, (iii) an increase in foreign exchange losses of $5.5 million in 2005 compared to 2004, and (iv) an increase in revenues from VIEs of $5.1 million in 2005 compared to 2004.
     Interest expense increased to $827.0 million in 2005 compared to $697.2 million in 2004 as a result of (i) an increase in average debt outstanding (excluding the effect of debt discount and foreign exchange adjustments), primarily borrowed to finance aircraft acquisitions, to $24.5 billion in 2005 compared to $22.5 billion in 2004 and (ii) an increase in interest rates. Our composite borrowing rates in 2005 and 2004 were as follows:

	2005	2004	Increase (decrease)
Beginning of Nine months	4.34%	4.53%	(0.19)%
End of Nine months	4.73%	4.20%	0.53%
Average	4.54%	4.37%	0.17%
     Interest expense for the nine months ended September 30, 2005 includes $11.9 million benefit related to derivative ineffectiveness and mark-to-market of derivatives not considered a hedge under SFAS 133.
     Depreciation of flight equipment increased 13.6% to $1,020.7 million in 2005 compared to $898.1 million in 2004 due to the increased cost of the fleet.
     Provision for overhauls increased to $162.8 million in 2005 compared to $115.8 million in 2004 due to (i) an increase in the aggregate number of hours flown on which we collect overhaul revenue and against which the provision is computed and (ii) an increase in the rate used to calculate the provision.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     Selling, general and administrative expenses increased to $112.4 million in 2005 compared to $86.4 million in 2004, due to (i) a charge taken in 2005 for a notes receivable of restructured rents from a customer protected under bankruptcy law in the amount of $15.0 million, (ii) an increase in employee salaries and benefits of $6.1 million due to an increase in employee benefit charges from AIG and an increase in the number of employees from 151 in 2004 to 161 in 2005, (iii) an increase in consulting costs of $2.2 million, primarily due to the implementation of the Sarbanes-Oxley Act, and (iv) an increase of redelivery expenses by $11.4 million in 2005 compared to 2004. The increase was slightly offset by a decrease in rent expense in the amount of $4.0 million due to expenses incurred in 2004 related to termination of our prior leased main office.
     Our effective income tax rate remained relatively constant. We expect our effective income tax rate to approach the statutory rate in the future because of the reduced impact of export tax benefits.
     We typically contract to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term, we have generally been able to re-lease aircraft within two to nine months of their return. We have not recognized any impairment charges related to our fleet, as the existing service potential of the aircraft in our portfolio has not been diminished. Further, we have been able to re-lease aircraft without diminution in lease rates to an extent that would warrant an impairment write down.
     Comprehensive income was $436.5 million in 2005 compared to income of $379.4 million in 2004, primarily due to changes in the market value of cash flow hedges.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Value at Risk
     Measuring potential losses in fair values is performed through the application of various statistical techniques. One such technique is Value at Risk (VaR), a summary statistical measure that uses historical interest rates, foreign currency exchange rates and equity prices and which estimates the volatility and correlation of these rates and prices to calculate the maximum loss that could occur over a defined period of time given a certain probability.
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
     We are exposed to market risk and the risk of loss of fair value and possible liquidity strain resulting from adverse fluctuations in interest rates and foreign exchange prices. We statistically measure the loss of fair value through the application of a VaR model on a quarterly basis. In this analysis, ILFC’s net fair value is determined using the financial instrument and other assets. This includes tax adjusted future flight equipment lease revenues, and financial instrument liabilities, which includes future servicing of current debt. The estimated impact of current derivative positions is also taken into account.
     We calculate the VaR with respect to the net fair value by using historical scenarios. This methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical information for interest rates and foreign exchange rates were used to construct the historical scenarios at September 30, 2005 and December 31, 2004, respectively. For each scenario, each financial instrument is re-priced. Scenario values for ILFC are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum adverse deviation in net fair value incurred under these scenarios with 95% confidence (i.e. only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period is assumed in computing the VaR figure. The following table presents the average, high and low VaRs on a combined basis and of each component of market risk for ILFC for the periods ended September 30, 2005 and December 31, 2004:

	ILFC Market Risk
	Nine months ended			Year Ended
	September 30, 2005			December 31, 2004
	Average	High	Low	Average	High	Low
	(Dollars in millions)
Combined	98.0	132.3	65.0	$69.6	$86.3	$34.6
Interest Rate	98.0	133.2	65.0	69.7	86.4	35.0
Currency	1.2	2.8	0.3	0.3	0.5	0.2

ITEM 4.	CONTROLS AND PROCEDURES
(A)	Evaluation of Disclosure Controls and Procedures

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and have concluded that our disclosure controls and procedures were ineffective at the reasonable assurance level as of September 30, 2005 due to the existence of the material weaknesses described below. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified the following material weaknesses in our internal control over financial reporting:
•	The Company did not maintain effective controls over the valuation, presentation and disclosure of derivative transactions entered into prior to the existence of SFAS 133. Specifically, we did not maintain adequate documentation regarding the effectiveness of certain derivative transactions used to hedge interest rate and foreign currency exchange rate risk. This control deficiency resulted in the restatement of our consolidated financial statements for the years 2004, 2003, 2002 and 2001, the quarters of 2004 and 2003, and the first quarter of 2005. Additionally, this control deficiency could result in a misstatement to the financial statement line items (Derivative assets, Derivative liabilities, Accumulated other comprehensive income, and Interest expense) that would cause a material misstatement to the annual or interim financial statements. Accordingly, management concluded this control deficiency constitutes a material weakness.

•	The Company did not maintain effective controls over the valuation, presentation and disclosure of certain payments received from manufacturers. This control deficiency resulted in the restatement of our consolidated financial statements for the years 2004, 2003, 2002, 2001 and 2000 and the quarters of 2004 and 2003. Additionally, this control deficiency could result in a misstatement to the revenue accounts that would cause a material misstatement to the annual or interim financial statements. Accordingly, management concluded this control deficiency constitutes a material weakness.
As a result of these material weaknesses, management, including the Certifying Officers, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2005.
Variable Interest Entities
The Company’s consolidated financial statements for the period ended September 30, 2005, include assets in the amount of $142.2 million, liabilities in the amount of $65.6 million and a net gain of $2.9 million related to Variable Interest Entities (“VIEs”). The Company’s assessment of disclosure controls and procedures, as described above, includes the Variable Interest Entities. Each of the VIEs has a discrete number of assets and the Company, as lender and guarantor to the VIEs, has been provided sufficient information to conclude that the Company’s procedures with respect to these VIEs are effective in providing reasonable assurance that the information required to be disclosed by the Company relating to these entities is reconciled, processed, summarized and reported within the

ITEM 4.	CONTROLS AND PROCEDURES (CONTINUED)
periods specified by the Securities and Exchange Commission. However, management has been unable to assess the effectiveness of internal controls at those entities, due to the Company’s inability to dictate or modify the control over financial reporting of those entities, or to assess those controls.

(B)	Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended on September 30, 2005, the following changes were made to internal control over financial reporting:
•	Additional accounting reviews and account reconciliations were added to ensure that the notional accounts with manufacturers are appropriately recorded in the Company’s books and records.
(C)	Remediation of Material Weaknesses in Internal Control Over Financial Reporting

As of the date of this filing, we have implemented changes in our internal controls over financial reporting as described in Item 4 (B) above and continue to remediate the material weaknesses in our internal control over financial reporting with respect to accounting for derivative instruments and the accounting for certain payments from manufacturers discussed above. We expect to have these material weaknesses fully remediated by the end of the Company’s 2005 fiscal year. The remediation actions include:
•	Improving training, education and adding additional staff as necessary, all designed to ensure that all relevant personnel involved in derivatives transactions understand and apply hedge accounting in compliance with SFAS 133.

•	Improving training, education and adding additional staff as necessary, all designed to ensure that all relevant personnel involved in the purchase of aircraft from the manufacturers understand the appropriate accounting treatment for the funds received from the manufacturers, for the related purchase of aircraft and engines and the subsequent lease of the manufacturers’ aircraft.
We will describe additional remediation efforts in our future filings. In addition, we will continue to assess our controls and procedures and will take any further actions that we deem necessary.

We believe that our Consolidated Financial Statements fairly present, in all material respects, our financial condition, results of operations and cash flows as of, and for, the periods presented and that this Quarterly Report on Form 10-Q contains no material inaccuracies or omissions of material fact and contains the information required to be included in accordance with the Exchange Act.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In connection with the continuing investigation of our restructuring of certain leases in Australia, as expected, the Australian Tax Office (“ATO”), issued assessments aggregating AUD114.6 million ($87.1 million) against two of our Australian entities. Due to issues relating to particular elements of the ATO’s assessment as well as uncertainties as to the outcomes of both the ATO’s administrative procedure and ILFC’s request for declaratory relief, management has determined that it is not probable that a liability has been incurred and the loss, if any, cannot be reasonably estimated. As such, consistent with our previous conclusions, no amounts have been accrued related to this matter. See the 10-K for the year ended December 31, 2004, as amended, for a more complete description of the matter.
ITEM 6. EXHIBITS
a)	Exhibits
3.1	Restated Articles of Incorporation of the Company, as amended through December 9, 1992, filed November 3, 1993 (filed as an exhibit to Registration Statement No. 33-50913 and incorporated herein by reference).

3.2	Certificate of Determination of Preferences of Series A Market Auction Preferred Stock (filed December 9, 1992 as an exhibit to Registration Statement No. 33-54294 and incorporated herein by reference).

3.3	Certificate of Determination of Preferences of Series B Market Auction Preferred Stock (filed December 9, 1992 as an exhibit to Registration Statement 33-54294 and incorporated herein by reference).

3.4	Certificate of Determination of Preferences of Series C Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

3.5	Certificate of Determination of Preferences of Series D Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

3.6	Certificate of Determination of Preferences of Series E Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

3.7	Certificate of Determination of Preferences of Series F Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

3.8	Certificate of Determination of Preferences of Series G Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

3.9	Certificate of Determination of Preferences of Series H Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

3.10	Certificate of Determination of Preferences of Preferred Stock of the Company (filed as an exhibit to Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

3.11	By-Laws of the Company, including amendment thereto dated August 31, 1990 (filed as an exhibit to Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

3.12	Unanimous Written Consent of Sole Stockholder of the Company, dated January 2, 2002, amending the Bylaws of the Company (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

PART II. OTHER INFORMATION (CONTINUED)
4.1	Amended and Restated Agency Agreement, dated as of September 15, 2005, among the Company, Citibank, N.A. and Dexia Banque Internationale à Luxembourg, Société anonyme. (Filed as an exhibit to Form 8-K, event date September 15, 2005 and incorporated herein by reference.)

12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chairman of the Board and Chief Executive Officer

31.2	Certification of Vice Chairman, Chief Financial Officer and Chief Accounting Officer

32.1	Certification under 18 U.S.C., Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL LEASE FINANCE CORPORATION
November 8, 2005	/s/ Steven F. Udvar-Hazy
STEVEN F. UDVAR-HAZY
Chairman of the Board and Chief Executive Officer

November 8, 2005	/s/ Alan H. Lund
ALAN H. LUND
Vice Chairman, Chief Financial Officer and Chief Accounting Officer

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit No.
4.1	Amended and Restated Agency Agreement, dated as of September 15, 2005, among the Company, Citibank, N.A. and Dexia Banque Internationale à Luxembourg, Société anonyme. (Filed as an exhibit to Form 8-K, event date September 15, 2005 and incorporated herein by reference.)
12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends
31.1	Certification of Chairman of the Board and Chief Executive Officer
31.2	Certification of Vice Chairman, Chief Financial Officer and Chief Accounting Officer
32.1	Certification under 18 U.S.C., Section 1350