Form 10-K
period 2005-12-31
INTERNATIONAL LEASE FINANCE CORP
filed 2006-03-17
CIK 714311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _ _ to _______________
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
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒  NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐  NO ☒

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

As of June 30, 2005 and March 10, 2006, there were 42,198,119 and 45,267,723 shares of Common Stock, no par value, outstanding, all of which were held by affiliates.

Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

INTERNATIONAL LEASE FINANCE CORPORATION

2005 FORM 10-K ANNUAL REPORT

PART I

Item 1.  Business

General

International Lease Finance Corporation (the “Company,” “ILFC,” “management,” “we,” “our,” “us”) primarily acquires new commercial jet aircraft from The Boeing Company, or Boeing, and Airbus S.A.S., or Airbus, and leases these aircraft to airlines throughout the world. In conjunction with our leasing activity, we regularly sell aircraft from our leased aircraft fleet to other leasing companies, financial services companies, investors, and airlines. In some cases we provide fleet management services to companies with aircraft portfolios for a management fee. We also remarket and sell aircraft owned by others for a fee. In terms of the number and value of transactions concluded, we are a major owner-lessor of commercial jet aircraft.

As of December 31, 2005, we owned 746 jet aircraft and had 17 aircraft in the fleet that were classified as finance leases. Additionally, we provided fleet management services for 103 jet aircraft. See “Item 2. Properties — Flight Equipment.” At December 31, 2005, we had committed to purchase 338 new and used aircraft deliverable through 2015 at an estimated aggregate purchase price of $23.3 billion, of which we currently anticipate taking delivery of 96 new aircraft in 2006 with an estimated aggregate purchase price of $6.0 billion. We also had options to purchase an additional 16 new aircraft at an estimated aggregate purchase price of $1.5 billion. The recorded basis of aircraft may be adjusted upon delivery to reflect notional credits provided by the manufacturers in connection with the leasing of aircraft. See “Item 2. Properties — Commitments.”

We maintain a mix of flight equipment to meet our customers’ needs; and to minimize the time that our aircraft are not leased to customers, we purchase those models of new and used aircraft which we believe will have the greatest airline demand and operational longevity.

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

Aircraft Leasing

We lease most of our aircraft under operating leases. The cost of the aircraft is not fully recovered over the term of the initial lease, and we retain the benefit as well as assume the risk of the residual value of the aircraft. In accordance with generally accepted accounting principles, rentals are reported ratably as revenue over the lease term, as they are earned. The aircraft under operating leases are included as “Flight equipment” on our Consolidated

Balance Sheets and are depreciated to an estimated salvage value over the estimated useful lives of the aircraft. On occasion we enter into finance and sales-type leases where the full cost of the aircraft is substantially recovered over the term of the lease. With respect to these leases, we record lease payments received as a reduction in the net investment in the finance/sales-type leases and interest income using an interest rate implicit in the lease. The aircraft under finance and sales-type leases are recorded on our Consolidated Balance Sheets in “Net investment in finance leases”. At December 31, 2005, we accounted for 746 aircraft as operating leases and 17 aircraft as finance and sales-types leases.

The initial term of our current leases range in length from one year to 17 years. See “Item 2. Properties — Flight Equipment” for information regarding scheduled lease terminations. We attempt to maintain a mix of short-, medium- and long-term leases to balance the benefits and risks associated with different lease terms and changing market conditions. Varying lease terms help to mitigate the effects of changes in prevailing market conditions at the time aircraft become eligible for re-lease or are sold.

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

To meet the needs of a growing number of airlines, some of our leases are negotiated in Euros. As the Euro to U.S. Dollar exchange rate fluctuates, airlines’ interest in entering into Euro denominated lease agreements will change. Once we agree to the rental payment currency with an airline, the negotiated currency remains for the term of the lease. We have hedged the majority of our future Euro denominated lease payments receivable cash flows. The economic risk arising from foreign currency has, to date, been immaterial to us.

Management obtains and reviews relevant business materials from all prospective lessees and purchasers before entering into a lease or extending credit. Under certain circumstances, the lessee may be required to obtain guarantees or other financial support from an acceptable financial institution or other third parties.

During the life of the lease, situations may arise whereby we will have to restructure leases with our lessees. Historically, restructurings have involved the voluntary termination of leases prior to lease expiration, the arrangement of subleases from the primary lessee to another airline and the rescheduling of lease payments and extension of the lease terms. In many situations where we repossess an aircraft, we export the aircraft from the lessee’s jurisdiction. In the majority of these situations, we have obtained the lessee’s cooperation and the return and export of the aircraft was immediate. In some situations, however, the lessees have not fully cooperated in returning aircraft. In those cases we have had to take legal action in the appropriate jurisdictions. This process has delayed the ultimate return and export of the aircraft. In addition, in connection with the repossession of an aircraft, we may be required to pay outstanding mechanic’s, airport, navigation and other liens on the repossessed aircraft. These charges could relate to other aircraft that we do not own but were operated by the lessee.

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

We plan to continue to engage in providing marketing services to third parties on a selective basis involving specific situations where these activities will not conflict or compete with, but rather will complement, our leasing and selling activities.

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

Customers

At December 31, 2005, 2004 and 2003, we leased aircraft to customers in the following regions:

	Customers by Region
	2005		2004		2003
	Number		Number		Number
	of		of		of
Region	Customers	%	Customers	%	Customers	%

Europe	66	45.2%	66	47.2%	65	47.1%
Asia and the Pacific	33	22.6	31	22.1	32	23.1
United States and Canada	24	16.5	19	13.6	20	14.5
Central and South America and Mexico	10	6.8	10	7.1	11	8.0
Africa and Middle East	13	8.9	14	10.0	10	7.3

	146	100%	140	100%	138	100%

During 2005 and 2004, we had one customer that accounted for 10% or more of total Rental of flight equipment revenue, Air France ($364.6 million or 10.4% in 2005 and $309.5 million or 10.5% in 2004. No single customer accounted for more than 10% of total revenues in 2003).

Revenues include rentals of flight equipment to foreign airlines of $3,110,798,000 (2005), $2,662,182,000 (2004), and $2,497,085,000 (2003), comprising 88.9%, 90.1%, and 89.0%, respectively, of total Rentals of flight equipment revenue. See Note J of Notes to Consolidated Financial Statements. Lease revenues from the rental of flight equipment have been reduced by payments received by our customers from the notional accounts established by the aircraft and engine manufacturers.

The following table sets forth the dollar amount and percentage of total rental revenues attributable to the indicated geographic areas based on each airline’s principal place of business for the years indicated:

	2005		2004		2003
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Europe	$1,694,841	48.4%	$1,432,441	48.5%	$1,315,851	46.9%
Asia and the Pacific	775,047	22.1	689,201	23.3	661,956	23.6
United States and Canada	482,157	13.8	382,090	12.9	424,457	15.0
Central and South America and Mexico	253,667	7.3	208,622	7.1	221,067	7.9
Africa and the Middle East	294,623	8.4	243,170	8.2	183,880	6.6

	$3,500,335	100%	$2,955,524	100%	$2,807,211	100%

The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue based on each airline’s principal place of business for the years indicated (2004 United States is shown for comparison):

	2005		2004		2003
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

France	$442,402	12.6%	$351,394	11.9%	$326,010	11.6%
China	423,445	12.1	357,512	12.1	308,204	11.0
United States	389,536	11.1	236,353	8.0	310,126	11.0

Competition

The leasing, remarketing and sale of jet aircraft is highly competitive. We face competition from aircraft manufacturers, banks, financial institutions, other leasing companies, aircraft brokers and airlines. Competition for a leasing transaction is based on a number of factors including delivery dates, lease rates, term of lease, other lease provisions, aircraft condition and the availability in the market place of the types of aircraft to meet the needs of the customer. We believe we are a strong competitor in all of these areas. However, past overcapacity in selected types of aircraft in the market place increased competition from other entities leasing aircraft which caused downward pressure on lease rates, lease revenue and aircraft values. Recently, the overcapacity of certain aircraft types has been absorbed in the market place, and we now see higher lease rates on newly signed leases on those aircraft types.

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

Through its regulations, DOC and the U.S. Department of Treasury (through its Office of Foreign Assets Control) impose restrictions on the operation of U.S. made goods such as aircraft and engines in sanctioned countries. In addition, they impose restrictions on the ability of U.S. companies to conduct business with entities in those countries.

The Patriot Act of 2001 gave the U.S. Secretary of State and the U.S. Secretary of the Treasury the authority to (a) designate individuals and organizations as terrorists and terrorist supporters and to freeze their U.S. assets and (b) prohibit financial transactions with U.S. persons, including U.S. individuals, entities and charitable organizations. We comply with the provisions of this Act and we closely monitor our activities with foreign entities.

A bureau of the U.S. Department of Homeland Security, U.S. Customs and Border Protection, enforces regulations related to the import of our aircraft into the United States for maintenance or lease and the importation of parts for installation on our aircraft. We monitor our imports and exports for compliance with U.S. Customs regulations.

Employees

We operate in a capital intensive rather than a labor intensive business. As of December 31, 2005, we had 160 full-time employees, which we considered adequate for our business operations. Management and administrative personnel will expand, as necessary, to meet our future growth needs. None of our employees is covered by a collective bargaining agreement and we believe that we maintain excellent employee relations. We provide certain employee benefits including retirement, health, life, disability and accident insurance plans, some of which are established and maintained by our parent, AIG.

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

The comprehensive liability insurance listed on certificates of insurance include provisions for bodily injury, property damage, passenger liability, cargo liability and such other provisions reasonably necessary in commercial passenger and cargo airline operations. Such certificates of insurance list combined comprehensive single liability limits of not less than $250 million. As a result of the terrorist attacks on September 11, 2001, the insurance market unilaterally imposed a sublimit on each operator’s policy for third party war risk liability in the amount of $50 million. We require each lessee to purchase higher limits of third party war risk liability or obtain an indemnity from their government. Additionally, we purchase contingent liability insurance and contingent hull insurance on all aircraft in our fleet. In late 2005 the international aviation insurance market unilaterally introduced exclusions for physical damage to aircraft hulls caused by dirty bombs, bio-hazardous materials and electromagnetic pulsing. It is anticipated that exclusions for the same type of perils will be introduced into liability policies within the next twelve months as well. Our lease agreements require the airlines to obtain the broadest available write-back when it becomes available.

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

Item 1A.  Risk Factors

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

Overall Airline Industry Risk

We operate as a supplier and financier to airlines. The risks affecting our airline customers are generally out of our control and impact our customers to varying degrees. As a result, we are indirectly impacted by all the risks facing airlines today. Our ability to succeed is dependent on the financial strength of our customers and their ability to compete effectively in the market place and manage these risks has a direct impact on us. These risks include:

•	Demand for air travel

•	Competition between carriers

•	Fuel prices and availability

•	Labor costs and stoppages

•	Maintenance costs

•	Employee labor contracts

•	Air traffic control infrastructure constraints

•	Airport access

•	Insurance costs and coverage

•	Security, terrorism and war

•	Worldwide health concerns

•	Equity and borrowing capacity

•	Environmental concerns

•	Government regulation

•	Interest rates

•	Overcapacity

To the extent that our customers are affected by these risk factors, we may experience:

•	a downward pressure on demand for the aircraft in our fleet and reduced market lease rates and lease margins;

•	a higher incident of lessee defaults, lease restructurings and repossessions resulting in lower lease margins due to maintenance, consulting and legal costs associated with the repossession, as well as lost revenue for the time the aircraft are off lease and possibly lower lease rates from the new lessees;

•	a higher incident of situations where we engage in restructuring lease rates for our troubled customers which reduces overall lease margins; and

•	an inability to immediately place new and used aircraft when they become available through our purchase commitments and regular lease terminations on commercially acceptable terms, resulting in lower lease margins due to aircraft not earning revenue and resulting in storage, insurance and maintenance costs.

•	a loss if our aircraft is damaged or destroyed by an event specifically excluded from the insurance policy such as dirty bombs, bio-hazardous materials and electromagnetic pulsing.

Airframe, Engine and Other Manufacturer Risks

The supply of jet transport aircraft, which we purchase and lease, is dominated by two airframe manufacturers, Boeing and Airbus, and a limited number of engine manufacturers. As a result, we are dependent on the manufacturers’ success in remaining financially stable, producing aircraft and related components which meet the airlines’ demands, both in type and quantity and fulfilling their contractual obligations to us. Further, competition between the manufacturers for market share is escalating and may cause instances of deep discounting for certain aircraft types and may negatively impact our competitive pricing. Should the manufacturers fail to respond appropriately to changes in the market environment or fail to fulfill their contractual obligations, we may experience:

•	missed or late delivery of aircraft ordered by us and an inability to meet our contractual obligations to our customers, resulting in lost or delayed revenues, lower growth rates and strained customer relationships;

•	an inability to acquire aircraft and related components on terms which will allow us to lease those aircraft to customers at a profit, resulting in lower growth rates or a contraction in our fleet;

•	a market place with too many aircraft available, creating downward pressure on demand for the aircraft in our fleet and reduced market lease rates;

•	poor customer support from the manufacturers of aircraft and components resulting in reduced demand for a particular manufacturer’s product, creating downward pressure on demand for those aircraft in our fleet and reduced market lease rates for those aircraft; and

•	reduction in our competitiveness due to deep discounting by the manufacturers, which may lead to reduced market lease rates and may impact our ability to remarket or sell some of the aircraft in our fleet.

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

Interest Rate Risks — We are impacted by fluctuations in interest rates. Our lease rates are generally fixed over the life of the lease. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our lease margin. We manage the interest rate volatility and uncertainty by maintaining a balance between fixed and floating rate debt, through derivative instruments and through matching debt maturities with lease maturities.

Other Risks

Residual Value — We bear the risk of re-leasing or selling the aircraft in our fleet that are subject to operating leases at the end of their lease terms. If demand for aircraft decreases, our average fleet age may increase because of an inability to sell aircraft, and market lease rates may decrease. Should this condition continue for an extended period, it could affect the market value of aircraft in our fleet and may result in impairment charges in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Polices and Estimates — Flight Equipment.”

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

Foreign currency exchange rate risk — We negotiate some of our leases in Euros to meet the demands of a growing number of airlines. If the Euro exchange rate to the U.S. Dollar deteriorates, as it did during 2004, we will record less lease revenue on those lease payments that are not hedged.

Relationship with AIG — While neither AIG nor any of its subsidiaries is a co-obligor or guarantor of our debt securities, circumstances affecting AIG can have an impact on us. For example, concurrent with ratings actions taken by Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. (“S&P”), Moody’s Investors Service,

Inc. (“Moody’s”) and Fitch, Inc. (“Fitch”) with respect to AIG in 2005, the following ratings actions were taken or statements were made with respect to our ratings: (i) S&P retained our long-term debt rating at AA- on Negative Long Term Rating Outlook and our short-term rating at A-1+, (ii) Moody’s affirmed our (A1/Stable/P-1) rating with a Stable outlook and (iii) Fitch lowered our long-term rating to A+ and short-term rating to F-1 and continues to have us on Rating Watch Negative. Accordingly, we can give no assurance how further changes in circumstances related to AIG would impact us.

Item 1B.  Unresolved Staff Comments

None

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

At December 31, 2005, all of our fleet was Stage III compliant. This means that the aircraft hold or are capable of holding a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention or have been shown to comply with the Stage III noise levels set out in Section 36.5 of Appendix C of Part 36 of the Federal Aviation Regulations of the United States. At December 31, 2005, the average age of aircraft in our fleet was 5.62 years.

The following table shows the scheduled lease terminations (for the minimum noncancelable period) by aircraft type for our operating lease portfolio at December 31, 2005:

Aircraft Type	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Total

737-300/ 400/500	8	11	25	9			4										57
737-600/ 700/800	10	19	14	4	11	29	21	13	1	7	1		9	2	2	1	144
757-200	3	25	11	15	9					1							64
767-200			2		1												3
767-300	8	15	16	6	1	2	4	1									53
777-200		5	4	2	3	5	8	6									33
777-300		2	1		3	6	1					4					17
747-300				1	1												2
747-400			4	7	1	4	1										17
MD-82/83	1																1
MD-11		1	3	3	1												8
A300-600R	1	2	2		1												6
A310	1	1	5														7
A319	1	4	10	10	4	2	3	10	10	8	6	18					86
A320	3	9	17	20	14	9	13	8	6	1	6						106
A321	4	8	3	18	6	6		4	2			2					53
A330-200		5	11	13	6	2	5	6	2								50
A330-300	1	4		2	1	4	3										15
A340-300	2	8	1	2			2										15
A340-600		2	1					1		2	1	2					9

Total	43	121	130	112	63	69	65	49	21	19	14	26	9	2	2	1	746

As of March 10, 2006, leases covering 36 of the 43 aircraft with lease expiration dates in 2006 had been extended or leased to other customers.

Commitments

At December 31, 2005, we had committed to purchase the following new and used aircraft at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $23.3 billion for delivery as shown below. The recorded basis of aircraft may be adjusted upon delivery to reflect notional credits given by the manufacturers in connection with the leasing of aircraft.

Aircraft Type	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	Total

737-600/700/800(a)	24	24	21								69
747-400(b)	2										2
777-200ER	6	3									9
777-300ER	5	7	3								15

787-800					10	10					20
A319-100(a)	21	16	14	10							61
A320-200(a)	19	17	22	13							71
A321-200(a)	10	6	10	5							31
A330-200/300(a)	8	9	7	4							28
A340-600	3	1	2								6
A350-800							2	6	4	4	16
A380-800		2	3	3	2						10

Total	98	85	82	35	12	10	2	6	4	4	338

(a)	We have the right to designate the size of the aircraft within the specific model type at specific dates prior to contractual delivery.

(b)	We are acquiring the aircraft used and they are committed to sale.

At December 31, 2005, we had options to purchase the following new aircraft at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $1.5 billion for delivery as shown below. The recorded basis of aircraft may be adjusted upon delivery to reflect notional credits given by the manufacturers in connection with the leasing of aircraft.

Aircraft Type	2007	2008	2009	Thereafter	Total

737-700/800(a)	3		6		9
777-200ER/300ER(a)			3		3
787-800				4	4

Total	3	0	9	4	16

(a)	We have the right to designate the size of the aircraft within the specific model type at specific dates prior to contractual delivery.

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

The new aircraft listed above are being purchased pursuant to master agreements with each of Boeing and Airbus. These agreements establish the pricing formulas (which include certain price adjustments based upon inflation and other factors) and various other terms with respect to the purchase of aircraft. Under certain circumstances, we have the right to alter the mix of aircraft type ultimately acquired. As of December 31, 2005, we had made non-refundable deposits (exclusive of capitalized interest) with respect to the aircraft which we have committed to purchase of approximately $421.2 million with Boeing and $548.3 million with Airbus.

Under arrangements with manufacturers, in certain circumstances the manufacturers establish notional accounts for our benefit, to which amounts are credited by the manufacturers in connection with the purchase by and delivery to us and the lease of aircraft. Amounts credited to the notional accounts are used at our direction to protect us from certain events, including loss when airline customers default on lease payment obligations, to provide lease subsidies and other incentives to our airline customers in connection with leases of certain aircraft and to reduce our cost of aircraft purchased. The amounts credited are recorded as a reduction in flight equipment under operating leases.

As of March 10, 2006, we had entered into contracts for the lease of new aircraft scheduled to be delivered through 2010 as follows:

	Number of	Number
Delivery Year	Aircraft	Leased	% Leased

2006	96	96	100%
2007	85	65	76%
2008	82	11	13%
Thereafter	73	0	0%

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

Facilities

Our principal offices are located at 10250 Constellation Blvd., Suite 3400, Los Angeles, California. We occupy space under a lease which expires in 2015. As of March 10, 2006, we occupied approximately 127,000 square feet of office space. The lease provides for annual rentals of approximately $9 million, and the rental payments thereunder are subject to certain indexed escalation provisions.

Item 3.	Legal Proceedings

In connection with the January 3, 2004 crash of our 737-300 aircraft on lease to Flash Airlines in Egypt, lawsuits were filed by the families of 124 of the 148 victims on the flight against us, Boeing, Honeywell International Inc., and Parker-Hannifin Corporation in the Court of First Instance at Bobigny in France. These plaintiffs have also sued Flash Airlines and its insurer in the same French court. In addition, lawsuits have been filed by the families of two of the victims on the flight against us, Ozark Aircraft Systems LLC and several individuals (including one ILFC employee) in the U.S. District Court for the Western District of Arkansas. We believe we are adequately covered in all of these cases by the liability insurance policies carried by Flash Airlines and we have substantial defenses to the actions. We do not believe the outcome of these lawsuits will have a material effect on our liquidity, financial condition or results of operations.

Between December 2001 and March 2003, we restructured the ownership of aircraft in certain lease transactions in Australia. The Australian Tax Office (“ATO”) has investigated how the goods and services tax laws of Australia (“GST”) relate to these transactions. In September 2004, we filed a Summons in the Supreme Court of New South Wales seeking declaratory relief affirming our positions on the technical GST aspects of the restructurings. In April 2005, the ATO issued their final compliance report and assessments against both ILFC Australia (“ILFCA”) and Interlease Aircraft Trading (“IATC”), both wholly owned subsidiaries of ILFC and parties to the restructuring. The assessments were made for the full tax credits claimed, including penalties and interest against both parties. Our request for declaratory relief was dismissed as a result of the assessments issued. In November 2005, our appeal of the dismissal was denied. Management believes that there are substantial arguments in support of our position and we have appealed the assessments. In January 2006, the ATO began recovery proceedings against ILFCA to collect the outstanding assessments, and we have initiated activities to stay the recovery proceeding and settle the matter. In March 2006, we reached an agreement in principle to settle all outstanding matters with the ATO. The settlement approximates amounts accrued as of December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company is an indirect wholly owned subsidiary of AIG and the Company’s common stock is not listed on any national exchange or traded in any established market. We paid cash dividends to our parent company of $37.0 million (2005), $35.5 million (2004), and $49.0 million (2003). It is our intention to pay our parent company an annual dividend of at least 7% of net income subject to the dividend preference of any preferred stock outstanding. Under the most restrictive provisions of our borrowing arrangements, consolidated retained earnings at December 31, 2005 in the amount of approximately $2.0 billion were unrestricted as to the payment of dividends.

On August 11, 2005, we issued 3,069,604 shares of common stock to AIG subsidiaries for approximately $400 million. This sale was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933 contained in section 4(2) of that Act.

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

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollar amounts in thousands)

Operating Data:
Rentals of flight equipment	$3,500,335	$2,955,524	$2,807,211	$2,546,142	$2,411,576
Flight equipment marketing	66,790	77,664	28,988	48,454	31,840
Flight equipment marketing — securitization	—	32,854	23,245	—	—
Interest and other income	61,426	93,844	17,907	64,655	108,809
Total revenues	3,628,551	3,159,886	2,877,351	2,659,251	2,552,225
Expenses	2,978,145	2,491,779	2,236,545	2,037,784	1,859,054
Income before income taxes and cumulative effect of accounting change	650,406	668,107	640,806	621,467	693,171
Net income	422,960	462,006	435,481	417,406	471,058
Lease margin(a)(b)	16.89%	18.22%	20.32%	19.96%	22.91%
Profit margin(b)(c)	17.92%	21.14%	22.27%	23.37%	27.16%
Ratio of Earnings to Fixed Charges and Preferred Stock Dividends(d):	1.48x	1.62x	1.58x	1.55x	1.65x

Balance Sheet Data:
Flight equipment under operating leases (net of accumulated depreciation)	$34,748,932	$30,505,422	$28,190,689	$24,864,055	$20,613,524
Net investment in finance and sales-type leases	308,471	307,466	303,373	150,611	142,013
Total assets	37,529,871	34,007,900	31,291,562	27,148,615	22,940,830
Total debt	26,104,165	23,175,596	21,852,743	18,977,268	15,826,296
Shareholders’ equity	6,182,487	5,329,937	4,856,504	4,414,071	3,889,916

Other Data:
Aircraft lease portfolio at period end(e):
Owned	746	667	611	543	453
Leased in	—	—	—	13	18
Subject to finance and sales-type leases	17	9	9	5	4
Aircraft sold or remarketed during the period	29	49	39	8	7

See notes on following page

(a)	Lease margin is a non-GAAP measure. It is defined as “Rentals of flight equipment” less “Expenses”, adjusted for expenses related to variable interest entities and other expenses we consider not related to our core business operations, divided by “Rentals of flight equipment”. (See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”)

(b)	Includes the unrealized gain (loss) attributable to economic hedges not qualifying for hedge accounting treatment under SFAS 133. This will increase the inter-period volatility in the operating and lease margin percentages.

(c)	“Income before income taxes and cumulative effect of accounting change” divided by “Total revenues”.

 (d) See Exhibit 12.

 (e) See “Item 2. Properties — Flight Equipment.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Industry Condition

ILFC primarily acquires new jet transport aircraft from Boeing and Airbus and leases these aircraft to airlines throughout the world. In addition to our leasing activity, we sell aircraft from our leased aircraft fleet to other leasing companies, financial services companies and airlines. In some cases, we provide fleet management services to investors and/or, owners of aircraft portfolios for a management fee. We have also provided asset value guarantees and loan guarantees to buyers of aircraft or to financial institutions for a fee. We also remarket and sell aircraft owned or managed by others for a fee.

As of December 31, 2005, we owned 746 aircraft, had 17 aircraft in the fleet that were classified as finance leases, and provided fleet management services for 103 aircraft. We have contracted with Airbus and Boeing to buy 336 new aircraft for delivery through 2015 with an estimated purchase price of $23.3 billion, 96 of which will deliver during 2006. The recorded basis of aircraft may be adjusted to reflect notional credits provided by the manufacturers to support the leasing of aircraft.

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

Despite rising fuel prices which significantly impacted the airline industry during 2004 and 2005, overall airline industry trends showed continued improvement, particularly outside the United States. As a result, starting in 2004, and continuing in 2005, we saw an increase in demand for newer, modern, fuel efficient aircraft that comprise the bulk of our fleet, and an overall strengthening of lease rates. Although lease rates strengthened during 2004 and 2005, there is a lag between changes in market conditions and their impact on our results, as contracts signed during times of lower lease rates are still in effect, including a number of new aircraft that delivered in 2004 and 2005. Therefore, the improvement in the airline industry has yet to be completely reflected in our financial performance. We believe we are well positioned in the current industry environment with signed lease agreements for all of our 2006 deliveries of new aircraft as of December 31, 2005, and placement of 76% of our 2007 new aircraft deliveries as of March 10, 2006. During 2005, we sold aircraft from our lease portfolio to six repeat buyers of our aircraft as well as to three new buyers. As well, we experienced an increasing level of interest from third party investors and debt providers regarding the purchase of aircraft from our fleet.

Our primary source of revenue is from operating leases. One measure of profitability we use is a ratio called Lease Margin, (see “Item 7. Management’s Discussion and Analysis — Non-GAAP Financial Measures”). Our lease margin decreased 1.3% for the year ended December 31, 2005 compared to the same period in 2004. The primary reasons for the decline are (i) increasing interest rates are starting to affect our margins and (ii) an increase in the overhaul provision rate. In addition, increased lease rates have yet to fully materialize in our revenue. Our average composite borrowing rate for the year increased 0.22% to 4.66% compared to the same period in 2004. Increasing interest rates, along with other risk factors, may impact our future results. (See “Item 1A. Risk Factors”.)

We have received tax benefits under the Foreign Sales Corporation (“FSC”) law and its successor regime, the Extraterritorial Income Act (“ETI”). In October 2004, Congress passed a bill, the American Jobs Creation Act of 2004, repealing the corporate export tax benefits under the ETI, after the World Trade Organization (“WTO”) ruled the export subsidies were illegal. Under the bill, ETI export tax benefits for corporations will be phased out in 2006 and cease to exist for the year 2007. On January 26, 2006, the WTO ruled the American Jobs Creation Act fails to fully implement the recommendations from the Dispute Settlement Body as long as it includes transitional and grandfathering measures. We expect our effective tax rate to rise to a rate consistent with the “expected” statutory rate as these benefits cease to exist.

During 2005, we derived 88.9% of our revenues from airlines outside of the United States, as compared with 90.1% in 2004 and 89.0% in 2003. A key factor in our success has been a concentrated effort to maximize our lease placements in regions that are strengthening, such as in Asia, Europe and the Middle East, and to minimize placements in regions that are under stress, such as the United States. We have no aircraft on lease to United Airlines, Delta, or Northwest Airlines.

Revenues from rentals of flight equipment for the year ended December 31, 2005 include $105.2 million of revenue from lessees that are presently under bankruptcy protection. To date there has been no indication, other than as discussed below, that they will cease operations. If the lessees default on the leases, we would have to remarket those aircraft and may incur costs related to re-leasing those aircraft.

On June 17, 2005, one of our customers, Varig S.A. (lessee of eleven aircraft) filed for bankruptcy protection under Brazilian Bankruptcy Law. The airline is still operating and the eleven aircraft remained on lease to Varig S.A. at December 31, 2005. Varig S.A. is currently meeting all rental obligations under the leases. In 2005, we took a charge in the amount of $6.7 million related to receivables of restructured rents from Varig S.A. The charge is included in Selling, general and administrative on the December 31, 2005 Consolidated Statement of Income.

One of our customers, Independence Air, Inc. (lessee of eight aircraft) filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on November 7, 2005, and ceased operations in January 2006. All aircraft previously leased to Independence Air Inc. were subsequently leased to other airlines.

On March 7, 2006, Airbus announced that it had decided to phase out its A300s and A310s final assembly. At December 31, 2005, we had seven A310-300s and six A300-600Rs in our fleet, all of which were leased to airlines. We believe that the market place had already reflected this event and we have considered the event in our most recent impairment analysis. The analysis did not result in an impairment charge.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue, depreciation, overhaul reserves, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

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

Under arrangements with the manufacturers, in certain circumstances the manufacturers establish notional accounts for our benefit, to which amounts are credited by them in connection with the purchase by and delivery to us and the lease of aircraft. Amounts credited to the notional accounts are used at our direction to protect us from certain events, including loss when airline customers default on lease payment obligations, to provide lease subsidies and other incentives to our airline customers in connection with leases of certain aircraft and to reduce our cost of aircraft purchased. The amounts credited to the notional accounts are recorded as a reduction to the basis of aircraft purchased at the time the amounts are available to us. Since cost is reduced, future depreciation is also reduced.

Out of production aircraft types are depreciated using the straight line method over a 25 year life from the date of manufacture to an established residual value for each aircraft type.

At the time assets are retired or sold, the cost and accumulated depreciation are removed from the related accounts and the difference, net of proceeds, is recorded as a gain or loss.

Management is very active in the airline industry and reviews issues affecting our fleet on a quarterly basis, including events and circumstances that may affect impairment of aircraft values (e.g. residual value, useful life and current and future revenue generating capacity). Management evaluates aircraft in the fleet, as necessary, based on these events and circumstances in accordance with SFAS 144. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These evaluations for impairment are significantly impacted by estimates of future revenues and other factors which involve some amount of uncertainty. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Estimated cash flows consist of current contractual lease rates, future projected lease rates and estimated scrap values for each aircraft. The factors considered in estimating the undiscounted cash flows may change in future periods due to changes in contracted lease rates, economic conditions, technology, airline demand for a particular aircraft type and many of the risk factors discussed in Item 1A. “Risk Factors.” We have, to date, not recorded any impairment charges related to aircraft.

Capitalized Interest: We borrow funds to finance progress payments for the construction of flight equipment ordered. We capitalize interest incurred on such borrowings. This amount is calculated using our composite borrowing rate (see ‘‘Financial Condition” below) and is included in the cost of the flight equipment. Any change in our composite borrowing rate will change future amount capitalized.

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

Derivative Financial Instruments: In the normal course of business we utilize derivative instruments to manage our exposure to interest rate risks and foreign currency risks. We account for derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted (“SFAS 133”). Accounting for derivatives is very complex. All derivatives are recognized on the balance sheet at their fair value. We obtain the values on a quarterly basis from the counter party of the derivative contracts, a related party. When hedge treatment is achieved under SFAS 133, the changes in market values related to the effective portion of the derivatives are recorded in other comprehensive income or in income, depending on the designation of the derivative as a cash flow hedge or a fair value hedge. The ineffective portion of the derivative contract is calculated and recorded in income at each quarter end. At inception of the hedge, we choose a method of ineffectiveness calculation, which we must use for the life of the contract. We use the “change in variable cash flows method” for calculation of hedges not considered to be perfectly effective. The calculation involves a comparison of the present value of the cumulative change in the expected future cash flows on the variable leg of the swap and the present value of the cumulative change in the expected future interest cash flows on the floating-rate asset or liability. The difference is the calculated ineffectiveness and is recorded in income.

Financial Condition

We borrow funds to purchase new and used flight equipment (see “Item 2. Properties — Commitments”), including funds for progress payments during aircraft construction, and to pay off maturing debt obligations. The funds are borrowed principally on an unsecured basis from various sources. During 2005, we borrowed $7.4 billion (excluding commercial paper) and $2.3 billion was provided by operating activities to meet our needs. As of December 31, 2005, we had committed to purchase 338 new and used aircraft from Boeing, Airbus and an airline at an estimated aggregate purchase price of approximately $23.3 billion for delivery through 2015, of which we currently anticipate taking delivery of 96 aircraft in 2006 with an estimated aggregate purchase price of $6.0 billion. We also hold options to purchase 16 additional new aircraft at an estimated aggregate purchase price of approximately $1.5 billion. The recorded basis of aircraft may be adjusted to reflect notional credits given by the manufacturers to support the leasing of aircraft. We currently expect to fund expenditures for aircraft and to meet liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements. Our borrowing strategy will, over time, result in approximately 15% or less of our debt, excluding commercial paper, maturing in any one year. Management continues to explore new funding sources and ways to diversify our investor base. Our debt financing and capital lease obligations were comprised of the following at the following dates:

	December 31,	December 31,	December 31,
	2005	2004	2003
	(Dollars in thousands)

Public term debt with single maturities	$13,813,700	$11,544,575	$10,663,275
Public medium-term notes with varying maturities	4,689,365	5,972,171	5,960,236
Capital lease obligations	—	39,580	143,254
Synthetic lease obligations		—	464,222
Bank term debt	4,014,573	2,973,525	3,070,120
Junior subordinated debt	1,000,000	—	—

Subtotal	23,517,638	20,529,851	20,301,107
Commercial paper	2,625,409	2,675,247	1,575,957
Less: Deferred debt discount	(38,882)	(29,502)	(24,321)

Total debt financing	$26,104,165	$23,175,596	$21,852,743

Composite interest rate	5.00%	4.34%	4.53%
Percentage of total debt at fixed rate	79.03%	66.21%	77.07%
Composite interest rate on fixed debt	5.03%	5.07%	5.29%
Bank prime rate	7.25%	5.25%	4.00%

The above amounts represent our anticipated settlement of our outstanding debt obligations. Certain adjustments required to present currently outstanding debt obligations have been recorded and presented separately on the face of the Consolidated Balance Sheets, including adjustments related to foreign currency and interest rate hedging activities. We have eliminated the currency exposure arising from foreign currency denominated notes by either hedging the notes through swaps or through the offset provided by operating lease receipts denominated in the related currency. Foreign currency denominated debt is translated into U.S. Dollars using exchange rates as of each balance sheet date. The foreign exchange adjustments for the foreign currency denominated debt at December 31 were $197.0 million (2005), $1,215.8 million (2004) and $839.7 million (2003). Composite interest rates and the percentage of total debt at fixed rates reflect the effect of derivative instruments.

Public Debt

The Company has the ability to borrow under various public debt financing arrangements as follows:

	Maximum		Sold as of	Sold as of
	Offering		December 31, 2005	March 10, 2006
	(Dollars in millions)

Registration statement dated December 20, 2002 (including $2.88 billion Medium-Term Note program and $1.0 billion Retail Medium-Term Note Program)	$6,080	(a)	$5,710	$5,710
Registration statement dated December 28, 2004 (including $2.0 billion Medium-Term Note program)	7,045	(b)	2,950	3,250
Euro Medium-Term Note Programme dated May 2004(c)(d)	7,000		4,979	4,979

(a)	Includes $1.08 billion, which was incorporated into the registration statement from a prior registration statement, increasing the maximum offering from $5.0 billion to $6.08 billion.

(b)	Includes $2.045 billion, which was incorporated into the registration statement from a prior registration statement, increasing the maximum offering from $5.0 billion to $7.045 billion.

(c)	We have hedged the foreign currency risk of the notes through derivatives or through the offset provided by operating lease payments denominated in the related currency.

(d)	This is a perpetual program. As a bond issue matures, the principal amount of that bond becomes available for new issuances under the program.

Capital Lease Obligations

We had Export Credit Lease financings which provided ten year, amortizing loans in the form of capital lease obligations. The interest rate on 62.5% of the original financed amount was 6.55% and the interest rate on 22.5% of the original financed amount was fixed at rates varying between 6.18% and 6.89%. These two tranches were guaranteed by various European Export Credit agencies. We prepaid the remaining 15% of the original financed amount in 2000. At December 31, 2005, all capital lease obligations had matured.

Bank Term Debt

In January 1999, we entered into an Export Credit Facility, for up to a maximum of $4.3 billion, for aircraft delivered through 2001. We used the facility to fund 85% of each aircraft’s purchase price. The facility was guaranteed by various European Export Credit agencies. We financed 62 aircraft using $2.8 billion under this facility over ten years with interest rates from 5.753% to 5.898%. The debt is collateralized by a pledge of the shares of a subsidiary of ours which holds title to the aircraft financed under the facility. At December 31, 2005, $1.2 billion was outstanding under this facility.

From time to time we enter into funded bank financing agreements. As of December 31, 2005, we had a total of $1.4 billion outstanding, which have varying maturities through 2010. One tranche of one of the loans totaling

$410 million was funded in Japanese Yen and swapped to U.S. Dollars. The interest rates are LIBOR based with spreads ranging from .325% to 1.625% at December 31, 2005.

In May 2004, we entered into an Export Credit Facility for up to a maximum of $2.64 billion, to finance Airbus aircraft to be delivered in 2004 and 2005, subsequently extended through May 2006. The facility is used to fund 85% of each aircraft’s purchase price. This facility becomes available as the various European Export Credit agencies provides their guarantees for aircraft based on a six-month forward-looking calendar. The financing is for a ten-year fully amortizing loan per aircraft at an interest rate determined through a bid process. We have collateralized the debt by a pledge of the shares of a subsidiary which holds title to the aircraft financed under this facility. As of December 31, 2005, 23 aircraft were financed under this facility and $1.4 billion was outstanding.

In August 2004, we received a commitment for an Ex-Im Bank comprehensive guarantee in the amount of $1.68 billion to support the financing of up to 30 new Boeing aircraft. The delivery period initially extended from September 1, 2004 through August 31, 2005. We have extended the delivery period to August 31, 2006. As of December 31, 2005, we had not financed any aircraft under this facility.

Junior Subordinated Debt

In December of 2005, ILFC entered into two tranches of junior subordinated debt totaling $1.0 billion. Both mature on December 21, 2065, but each tranche has a different call option. The $600 million tranche has a call date of December 21, 2010 and the $400 million tranche has a call date of December 21, 2015. The note with the 2010 call date has a fixed interest rate of 5.90% for the first five years. The note with the 2015 call date has a fixed interest rate of 6.25% for the first ten years. Both tranches have interest rate adjustments if the call option is not exercised. The new interest rate is a floating quarterly reset rate based on the initial credit spread plus the highest of (i) 3 month LIBOR, (ii) 10-year constant maturity treasury and (iii) 30-year constant maturity treasury.

Commercial Paper

We currently have a $6.0 billion Commercial Paper Program. Under this program, we may borrow in minimum increments of $100,000 for periods from one day to 270 days. It is our intention to only sell commercial paper to a maximum amount of 75% of the total amount of the backup facilities available (see “Bank Commitments” below). The weighted average interest rate of the outstanding commercial paper was 4.17%, 2.34% and 1.07%, at December 31, 2005, 2004, and 2003, respectively.

Bank Commitments

During 2005, we had two $500 million, 180 day revolving credit agreements with banks, each with a one-year term out option. Both loans matured prior to December 31, 2005. As of December 31, 2005, we had committed revolving credit agreements with 30 banks aggregating $6.0 billion, including a $2.0 billion 364-day tranche that expires in October of 2006, with a one-year term out option, a $2.0 billion five-year tranche that expires in October of 2009, and a $2.0 billion five-year tranche that expires in October of 2010. These revolving loans and lines of credit provide for interest rates that vary according to the pricing option in effect at the time of borrowing. Pricing options include prime, a range from .25% over LIBOR to 1.85% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The revolving loans and lines of credit are subject to facility fees of up to .10% of amounts available. This financing is used as backup for our maturing debt and other obligations. We expect to replace or extend these credit agreements on or prior to their expiration dates. At December 31, 2005, we had not drawn on our revolving loans and lines of credit.

Other Variable Interest Entities

We have sold aircraft to entities owned by third parties and from time to time we have issued asset value guarantees or loan guarantees related to the aircraft sold. We have determined that ten such entities, each owning one aircraft, are Variable Interest Entities (“VIEs”) in which we are deemed the primary beneficiary. In accordance with Financial Accounting Standards Board Interpretations (“FIN”) No. 46R, “Consolidation of Variable Interest Entities” (“FIN46R”), we consolidate these entities. The assets and liabilities of these entities are presented separately on our Consolidated Balance Sheets. We do not control or own the assets, nor are we directly obligated for the liabilities of these entities. At adoption of FIN 46R in 2003 we recorded after-tax charges of $11.0 million related to those entities and an additional $2.4 million related to sale-lease-back transactions as a cumulative effect of an accounting change. See Note H of Notes to Consolidated Financial Statements.

We have contributed an aircraft to a joint venture (“JV”) that leases the aircraft to a third party. We have determined that the JV is a VIE, but we are not the primary beneficiary and we do not consolidate the entity. See Note D of Notes to Consolidated Financial Statements.

We have not established any other unconsolidated entities for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We have, however, from time to time established subsidiaries, entered into joint ventures or created other partnership arrangements with the limited purpose of leasing aircraft or facilitating borrowing arrangements.

Derivatives

In the normal course of business, we employ a variety of derivative products to manage our exposure to interest rates risks and foreign currency risks. We enter into derivative transactions only to economically hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements and currency swap agreements. At December 31, 2005, we had the following derivative contracts that did not qualify for hedge accounting under SFAS 133:

•	Contracts entered into with the intention of fixing the interest rate on part of our commercial paper program, and our bank term debt and interest rate and currency on our Euro denominated debt, which do not qualify because our documentation on how to calculate ineffectiveness was deemed insufficient.

•	A contract entered into with the intention to hedge the interest rate on our capital lease obligations, where the debt and the contract dates were slightly different and the hedge thereby fell outside of the hedge ineffectiveness range, as defined by SFAS 133.

•	One contract we obtained as a result of an exercise of a guarantee that has no hedged item.

When a derivative contract does not qualify for hedge treatment under SFAS 133, the changes in market values are recorded in income. The related mark to market gains reported in income for the year ended December 31, 2005 was $10.4 million.

When interest rate and foreign currency swaps are effective as accounting hedges under the technical requirements of SFAS 133, they offset the variability of expected future cash flows or changes in the fair values of assets and liabilities, both economically and for financial reporting purposes. We have historically used such instruments to effectively mitigate foreign currency and interest rate risks. The effect of our inability to apply hedge accounting for the swaps is that changes in their fair values must be recorded in earnings each reporting period. As a result, reported net income will be directly influenced by changes in interest rates and currency rates.

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

Common Stock

During the year ended December 31, 2005, we issued 3,069,604 shares of our common stock to an existing shareholder for approximately $400 million. AIG has no obligation to contribute additional equity.

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

While we have been able to borrow the funds necessary to finance operations in the current market environment, turmoil in the airline industry or political environment could limit our ability to borrow funds from our current funding sources. Should this occur, we would seek alternative sources of funding, including securitizations and manufacturer’s financings, drawings upon our revolving loans and lines of credit facilities or seek additional short term borrowings. If we were unable to obtain sufficient funding, we could negotiate with manufacturers to defer deliveries of certain aircraft.

The following summarizes our contractual obligations at December 31, 2005 and the possible effect of such obligations on our liquidity and cashflows in future periods.

Existing Commitments

	Commitments Due by Year
	Total	2006	2007	2008	2009	2010	Thereafter
	(Dollars in thousands)

Medium Term and Long Term Debt	$23,517,638	$4,018,942	$3,799,466	$4,311,619	$3,832,951	$3,298,522	$4,256,138
Commercial Paper	2,625,409	2,625,409	—	—	—	—	—
Interest Payments on Debt Outstanding(a)(b)	7,177,609	1,102,692	908,630	723,186	513,740	315,239	3,614,122
Operating Leases	94,027	8,635	8,952	9,303	9,594	9,969	47,574
Pension Obligations(c)	12,515	1,939	2,209	2,160	2,112	2,064	2,031
Tax Benefit Sharing Agreement Due to AIG	245,000	—	160,000	—	85,000	—	—
Purchase Commitments(d)	23,319,600	6,037,100	5,599,400	4,924,100	2,134,200	1,641,200	2,983,600

Total	$56,991,798	$13,794,717	$10,478,657	$9,970,368	$6,577,597	$5,266,994	$10,903,465

Contingent Commitments

	Contingency Expiration by Year
	Total	2006	2007	2008	2009	2010	Thereafter
	(Dollars in thousands)

Purchase Options on New Aircraft(d)	$1,539,700	$—	$131,400	$—	$867,900	$—	$540,400
Put Options(e)	343,550	—	—	—	—	—	343,550
Asset Value Guarantees(e)	58,889	2,626	5,341	8,178	—	—	42,744
Loan Guarantees(e)	87,676	48,444	—	—	—	—	39,232
Lines of Credit	50,000	—	—	—	—	—	50,000

Total	$2,079,815	$51,070	$136,741	$8,178	$867,900	$—	$1,015,926

(a)	Future interest payments on floating rate debt are estimated using floating interest rates in effect at December 31, 2005

(b)	Includes the effect of interest rate derivative instruments.

(c)	Our pension obligations are a part of intercompany expenses, which AIG allocates to us on an annual basis. The amount is an estimate of such allocation. The column “Thereafter” consists of the 2011 estimated allocation. The amount allocated has not been material to date.

(d)	The recorded basis of aircraft may be adjusted to reflect notional credits provided by the manufacturers in connection with the leasing of aircraft.

(e)	From time to time we participate with airlines, banks, and other financial institutions to assist in financing aircraft by providing asset guarantees, put options or loan guarantees collateralized by aircraft. As a result, should we be called upon to fulfill our obligations, we would have recourse to the value of the underlying aircraft. To the extent that the value of the underlying aircraft is less than the guarantee, we would record a contingent loss. Guarantees entered into after December 31, 2002, are recorded at fair value in accordance with FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees at Indebtedness of Others.” See Note A of Notes to Consolidated Financial Statements.

Non-GAAP Financial Measures

Lease Margin

Lease Margin is defined as Rental of flight equipment less total expenses, adjusted for VIE expenses related to Other Variable Interest Entities and other expenses we consider not related to our core business operations, divided by Rental of flight equipment. Other expenses consists of a charge in the amount of $38.3 million related to prior year estimated aircraft ownership restructuring transactions, a write-down of notes receivable in the amount of $11.7 million (2005) and a charge we took related to a customer’s bankruptcy filing (2004). Lease Margin is a measure by which we isolate and evaluate the overall profitability of our contractual leasing operations, which constitute our primary revenue generating activity. Beginning in 2003, coinciding with the adoption of FIN 46R and to more accurately portray the trend of our core leasing operations, we adjust total expenses in the calculation of Lease Margin by excluding VIE expenses and other expenses we consider not related to our core business operations. Related VIE revenues are included in Interest and other and are by definition excluded from the calculation of Lease Margin. The most directly comparable GAAP financial measure is Profit Margin. Lease margin may not be comparable to those of other entities, as not all companies and analysts calculate this non-GAAP measure in the same manner. The following is a reconciliation of Profit Margin to Lease Margin:

	2005	2004	2003	2002	2001
	(Dollars in millions)

Total revenues (A)	$3,628.5	$3,159.9	$2,877.4	$2,659.3	$2,552.2
Flight equipment marketing	(66.8)	(77.7)	(29.0)	(48.5)	(31.8)
Flight equipment marketing — securitization	—	(32.9)	(23.2)	—	—
Interest and other	(61.4)	(93.8)	(17.9)	(64.7)	(108.8)

Rental of flight equipment (B)	3,500.3	2,955.5	2,807.3	2,546.1	2,411.6

Total expenses (C)	2,978.1	2,491.8	2,236.5	2,037.8	1,859.1
VIE expenses	(19.1)	(20.8)	0.4	—	—
Other expenses	(50.0)	(53.9)	—	—	—

Adjusted total expenses (D)	2,909.0	2,417.1	2,236.9	2,037.8	1,859.1

Profit Margin (A)–(C)=(E)	$650.4	$668.1	$640.9	$621.5	$693.1
Lease Margin (B)–(D)=(F)	$591.3	$538.4	$570.4	$508.3	$552.5
Profit Margin % (E) divided by (A)	17.92%	21.14%	22.27%	23.37%	27.16%
Lease Margin % (F) divided by (B)	16.89%	18.22%	20.32%	19.96%	22.91%

Lease Margin for the periods decreased to 16.89% in 2005 compared to 18.22% in 2004 and 20.32% in 2003. Lease rates and interest rates on borrowings are the two components used to determine Lease Margin that are subject to the most uncertainty and are the principal causes for the fluctuations in the Lease Margin. Lease rates are impacted by the current interest rate market as operating leases are a form of financing. Lease rates are also impacted by demand for a particular aircraft type to fit the airlines requirements for capacity and efficiency compounded by the availability of those aircraft in the market place.

The decrease in 2005 Lease Margin compared to 2004 is primarily due to increasing interest rates that are starting to materialize in our margins and an increase in the overhaul provision rate. Also, increases in lease rates compared to prior years have yet to fully materialize in our revenues. Our average composite interest rate was 4.66% in 2005 compared to 4.44% in 2004. We expect that the Lease Margin could experience further downward pressure as interest rates climb. We experienced low Lease Margins in 1994–95, which resulted from the lingering impacts on lease rates from leases negotiated around the time of the Gulf War in 1991–92, compounded by a high interest rate environment and higher leverage. Due to the varying terms of our leases and borrowings, the effects of events and circumstances which cause changes in lease rates and interest rates in the current market place may not fully materialize in our results of operations for three to five years.

The profit and lease margin percentages in the table above include the unrealized gain (loss) attributable to economic hedges not qualifying for hedge accounting treatment under SFAS 133, including related foreign exchange gains and losses. This will increase the inter-period volatility in the profit and lease margin percentages.

Results of Operations

2005 Compared to 2004

Revenues from rentals of flight equipment increased 18.4% to $3,500.3 million in 2005 from $2,955.5 million in 2004. The number of aircraft in our fleet increased to 746 at December 31, 2005 compared to 667 at December 31, 2004. Revenues from rentals of flight equipment increased (i) $465.9 million due to aircraft acquired and earning revenue during the entire period, or part thereof, in 2005 compared to no or partial earned revenue for the same period in 2004 and (ii) $21.2 million related to aircraft that were redelivered during the years at higher lease rates and/or had changes in lease rates. The increase was offset by $65.1 million related to aircraft deployed during the period ended December 31, 2004 and sold prior to December 31, 2005. Overhaul revenue increased $122.8 million in 2005 compared to 2004 due to (i) an increase in collections and (ii) an increase in the aggregate number of hours flown, on which we collect overhaul revenue.

We did not have any aircraft in our fleet that were not subject to a signed lease agreement or a signed letter of intent at December 31, 2005. Lease Margin for the period decreased to 16.89% in 2005 compared to 18.22% for the same period in 2004. Profit Margin decreased to 17.92% compared to 21.14% for the same periods. The decrease in the Lease Margins are primarily due to (i) an increase in interest rates and (ii) an increase in the overhaul provision rate. Increased lease rates have yet to fully materialize in our revenue. A decrease in Interest and other further affected the decline in Profit Margin. Our average composite interest rate increased to 4.66% in 2005 compared to 4.44% in 2004.

In addition to leasing operations, we engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment on a principal and commission basis. Revenues from flight equipment marketing decreased to $66.8 million in 2005 compared to $77.7 million in 2004 due to $17.5 million less commissions received from third parties in 2005 compared to 2004. The decrease was offset by higher revenues related to equipment sold in 2005 compared to 2004. We sold 29 aircraft and three engines during the year ended December 31, 2005, compared to 15 aircraft and ten engine during the same period in 2004.

During 2004 we sold 34 aircraft to a trust, which is included in the consolidated financial statements of AIG (See Note N of Notes to Consolidated Financial Statements.) The gains of the transaction, net of expenses, are included in the caption “Flight equipment marketing — securitization.”

Interest and other revenue decreased to $61.4 million in 2005 compared to $93.8 million in 2004 due to the following; lower bankruptcy and other settlements in the amount of $23.1 million; lower dividend income by $3.4 million; lower fees and deposit forfeitures due to nonperformance by customers in the amount of $10.2 million; offset by a charge taken in 2004 related to put options exercised in the amount of $5.6 million.

Interest expense increased to $1,157.3 million in 2005 compared to $942.5 million in 2004 as a result of (i) an increase in average debt outstanding (excluding the effect of debt discount and foreign exchange adjustments), primarily borrowed to finance aircraft acquisitions, to $24.7 billion in 2005 compared to $22.5 billion in 2004 and (ii) an increase in interest rates. Our composite borrowing rates fluctuated as follows:

ILFC Composite Interest Rates and Prime Rates

We account for derivatives under SFAS No. 133 “Accounting for Derivatives and Hedging Activities” as amended. Interest expense for the years ended December 31, 2005 and 2004 include a $10.4 million and a $6.0 million reduction, respectively, related to derivative activities (see Note L of Notes to Consolidated Financial Statements).

Depreciation of flight equipment increased 13.0% to $1,372.1 million in 2005 compared to $1,214.0 million in 2004 due to the increased cost of the fleet from $36.6 billion in 2004 to $42.1 billion in 2005.

Provision for overhauls increased to $260.0 million in 2005 compared to $164.3 million in 2004 due to (i) an increase in the aggregate number of hours flown on which we collect overhaul revenue and against which the provision is computed and (ii) an increase in actual and expected overhaul related expenses.

Selling, general and administrative expenses increased to $138.7 million in 2005 compared to $117.0 million in 2004 due to (i) a net change in the amount of $6.7 million related to the write down of a notes receivable from a customer who has filed for bankruptcy protection (ii) an increase of $9.5 million in 2005 employee related expenses compared to 2004, primarily due to an increase in employee benefit charges from AIG and an increase in the number of employees from 151 to 160 and (iii) $13.1 million higher aircraft cost to support our growing fleet. The increases were offset by $3.9 million lower rent expense due to a 2004 charge related to abandoned office space and minor savings in several areas.

Other expenses consist of the following charges:

•	(2005) $38.3 million related to the restructuring of ownership of aircraft in certain lease transactions in Australia. See Note K of Notes to Consolidated Financial Statements. $11.7 million related to a write-down of notes receivable.

•	(2004) In connection with a global aircraft lease transaction entered into in 2000 for a total of 14 aircraft, we acquired certain securities and assumed certain obligations of ATA. On October 26, 2004, ATA filed for bankruptcy protection and we recorded impairment losses in the amount of $28.9 million on out investment in ATA non-voting preferred stock and a $25.0 million charge for the assumed liabilities.

Our effective tax rate for the year ended December 31, 2005, was 35.0% compared to 30.8% for the same period in 2004. The increase is due to audit adjustments and related interest identified by AIG during an audit of its consolidated tax returns for prior periods and charged to us in the fourth quarter of 2005 under our tax sharing agreement with AIG. The charge was partly offset by a larger tax benefit received in 2005 under the Extraterritorial Income Act.

In 2002 and 2003 we participated in certain tax planning activities with our parent, AIG and related entities, which provided certain tax and other benefits to the AIG consolidated group. As a result of our participation in these activities, AIG shared a portion of the tax benefits of these activities attributable to us, which aggregated $245.0 million. We are required to repay those tax benefits to AIG in 2007 and 2009. The liability is recorded in “Tax benefit sharing payable to AIG” in the Consolidated Balance Sheet.

Accumulated other comprehensive income (loss) was $91.7 million at December 31, 2005 and $22.8 million at December 31, 2004 primarily due to changes in market values of cashflow hedges. See Note L of Notes to the Consolidated Financial Statements.

We performed impairment reviews of all aircraft in our fleet as of June 30, 2005 and 2004, in accordance with SFAS 144. No impairments have been recognized related to aircraft, as the existing service potential of the aircraft in our portfolio has not been diminished. Further, we have been able to re-lease the aircraft without diminution in lease rates to an extent that would warrant an impairment write down.

2004 Compared to 2003

Revenues from rentals of flight equipment increased 5.3% to $2,955.5 million in 2004 from $2,807.2 million in 2003. The number of aircraft in our fleet increased to 667 at December 31, 2004 compared to 609 at December 31, 2003. Revenues from rentals of flight equipment increased $395.2 million due to the purchase of aircraft acquired and earning revenue during the entire period, or part thereof, in 2004 compared to no or partial earned revenue for the same period in 2003. The increase was offset by $179.1 million related to aircraft deployed during the period ended December 31, 2003 and sold prior to December 31, 2004 and $133.0 million related to aircraft that were redelivered during the years at lower lease rates and/or had changes in lease rates, or were not earning revenues for some part of the year. Overhaul revenue increased $65.3 million in 2004 compared to 2003 due to (i) an increase in collections and (ii) an increase in the aggregate number of hours flown, on which we collect overhaul revenue.

We had one aircraft in our fleet that was not subject to a signed lease agreement or a signed letter of intent at December 31, 2004. Lease Margin for the period decreased to 18.2% in 2004 compared to 20.3% for the same period in 2003. Profit Margin decreased to 21.1% compared to 22.3% for the same periods. The decrease in the Margins are primarily due to an increase in the overhaul provision rate.

In addition to leasing operations, we engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment on a principal and commission basis. Revenues from flight equipment marketing increased to $77.7 million in 2004 compared to $29.0 million in 2003 primarily due to an increase in revenue from equipment sold. We sold 15 aircraft and ten engines during the year ended December 31, 2004, compared to two aircraft and six engines during the same period in 2003. The increase was partly offset by $12.9 million lower commissions received from third parties in 2004 compared to 2003.

In 2003 we sold 37 aircraft to a trust and in 2004 we sold 34 aircraft to another trust, both of which are included in the consolidated financial statements of AIG (See Note N of Notes to Consolidated Financial Statements.) The gains on the transactions, net of expenses, are included in the caption “Flight equipment marketing — securitization.”

Interest and other revenue increased to $93.8 million in 2004 compared to $17.9 million in 2003 due to the following increases: bankruptcy and other settlements in the amount of $26.1 million; foreign exchange gains in the amount of $31.6 million; an increase in VIE revenue in the amount of $16.2 million; management fees collected in the amount of $8.7 million; and interest and dividend income in the amount of $7.8 million. This was offset by fees received from manufacturers and customers for non-performance in the amount of $6.8 million and a charge in the amount of $5.6 million related to put options written in prior periods.

Interest expense increased to $942.5 million in 2004 compared to $920.0 million in 2003 as a result of an increase in average debt outstanding (excluding the effect of debt discount and foreign exchange adjustments), primarily borrowed to finance aircraft acquisitions, to $22.5 billion in 2004 compared to $20.3 billion in 2003. The increase was partially offset by a decrease in the average composite borrowing rate to 4.3% in 2004 from 4.8% in 2003.

We account for derivatives under SFAS No. 133 “Accounting for Derivatives and Hedging Activities” as amended. Interest expense for the years ended December 31, 2004 and 2003 include a $6.0 million reduction and $29.7 million expense, respectively, related to derivative activities (see Note L of Notes to Consolidated Financial Statements).

Depreciation of flight equipment increased 12.0% to $1,214.0 million in 2004 compared to $1,083.9 million in 2003 due to the increased cost of the fleet from $33.4 billion in 2003 to $36.6 billion in 2004.

Provision for overhauls increased to $164.3 million in 2004 compared to $112.6 million in 2003 due to (i) an increase in the aggregate number of hours flown on which we collect overhaul revenue and against which the provision is computed and (ii) an increase in actual and expected overhaul related expenses.

In prior periods we entered into sale-leaseback transactions. Through a subsidiary, we had sale-leaseback transactions related to seven aircraft as of December 31, 2003, transactions related to another seven aircraft had expired at September 30, 2003. Rent expense related to the transactions is included in Flight equipment rent on our Consolidated Statement of Income for the period ended December 31, 2003. At December 31, 2003, we consolidated the entity in accordance with FIN 46, and ceased to record rent expense starting January 1, 2004. Instead the payments were applied to interest and to pay down principal of recorded obligations of $464.2 million. As of September 30, 2004, the related leases expired and we repurchased the seven aircraft.

Selling, general and administrative expenses increased to $117.0 million in 2004 compared to $76.8 million in 2003 due to (i) an increase in VIE expenses in the amount of $20.4 million, (ii) an increase in rent and other expenses in the amount of $11.5 million related to our move to larger facilities, (iii) an increase of $3.6 million in 2004 employee related expenses compared to 2003, primarily due to an increase in employee benefit charges from AIG and an increase in the number of employees from 130 to 151 and (iv) an increase in consulting fees in the amount of $4.2 million, primarily related to audit fees and compliance with the Sarbanes-Oxley Act.

In connection with a global aircraft lease transaction entered into in 2000 for a total of 14 aircraft, we acquired certain securities and assumed certain obligations of ATA. On October 26, 2004, ATA filed for bankruptcy protection and we recorded impairment losses in the amount of $28.9 million on our investment in ATA non-voting preferred stock and a $25.0 million charge for the assumed liabilities. The liability is in the form of a derivative contract, to which we became a counterparty. Future net payments made and received will be recorded in income and the derivative will be reported on the Consolidated Balance Sheet at fair value. We do not have any other material investments in airlines. See Note D of Notes to Consolidated Financial Statements.

Accumulated other comprehensive income (loss) was $22.8 million at December 31, 2004 and $(27.9) million at December 31, 2003 primarily due to changes in market values of cashflow hedges. See Note L of Notes to the Consolidated Financial Statements.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”). This standard is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123R requires all share-based payments to employees, including grants of employee stock options to be recognized in the financial statements based on their fair values. The cost will be recognized over the period during which an employee is required to provide service in exchange for the options. SFAS 123R, is effective for nonpublic entities the first interim or annual reporting period that begins after December 15, 2005. We participate in AIG’s share-based payment programs. AIG adopted SFAS 123R in the quarter beginning July 1, 2005 and it allocated our share of the calculated costs to us. AIG allocated $896,000 for the year ended December 31, 2005 related to SFAS 123R.

In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 requires retroactive application to prior periods’ financial statements of a voluntary change in accounting principles unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with earlier application permitted to accounting changes and corrections of errors made in fiscal years beginning after May 31, 2005.

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

We calculate the VaR with respect to the net fair value by using the historical simulation methodology. This methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical information for interest rates and foreign exchange rates were used to construct the historical scenarios at December 31, 2005 and 2004. For each scenario, each financial instrument is re-priced. Scenario values for our operations are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum adverse deviation in fair market value incurred by these scenarios with 95% confidence (i.e. only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period is assumed in computing the VaR figure. The following table presents the average, high and low VaRs for our operations with respect to its fair value as of December 31, 2005 and 2004, respectively:

ILFC Market Risk

	December 31, 2005			December 31, 2004
	Average	High	Low	Average	High	Low
	(Dollars in millions)

Combined	$135.0	238.7	84.2	$69.6	$86.3	$34.6
Interest Rate	135.4	240.3	83.9	69.7	86.4	35.0
Currency	2.1	4.2	0.5	0.3	0.5	0.2

The value at risk calculation reflects the fact that we currently have more financial liabilities (debt) than financial assets (present value of lease payments). Lengthening the average maturity of our debt increases the calculated VaR. During 2005, we locked in lower long-term funding costs on its debt, leading to an increase in its VaR.

Item 8.  Financial Statements and Supplementary Data

The response to this Item is submitted as a separate section of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(A) Evaluation of Disclosure Controls and Procedures

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

Based on our evaluation as of December 31, 2005, we have concluded that our disclosure controls and procedures were ineffective at the reasonable assurance level due to a material weakness in internal controls as described below. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has not been fully remediated as of December 31, 2005:

The Company did not maintain effective controls over the valuation and presentation and disclosure of derivative transactions. Specifically, we did not maintain adequate documentation regarding the effectiveness of certain derivative transactions used to hedge interest rate and foreign currency exchange rate risk. This control deficiency could result in a misstatement to the financial statement line items (Derivative assets, Derivative liabilities, Accumulated other comprehensive income and Interest expense) that could cause a material misstatement to the annual or interim financial statements. Accordingly, management concluded this control deficiency constitutes a material weakness.

As a result of this material weakness, management, including the Certifying Officers, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2005 and at the end of the earlier periods covered by this Form 10-K.

Variable Interest Entities

Our consolidated financial statements include assets in the amount of $138.2 million (2005) and $152.4 million (2004) and liabilities in the amount of $65.2 million (2005) and $70.9 million (2004), and a net gain of $1.8 million (2005), a net loss of $4.1 million (2004) and a net gain of $0.1 million (2003) related to Variable Interest Entities (“VIEs”). Our assessment of disclosure controls and procedures, as described above, includes the VIEs. Each of the VIEs has a discrete number of assets and we, as lender and guarantor to the VIEs, have been provided sufficient information to conclude that our procedures with respect to these VIEs are effective in providing reasonable assurance that the information required to be disclosed by us relating to these entities is reconciled, processed, summarized and reported within the periods specified by the Securities and Exchange Commission. However, management has been unable to assess the effectiveness of internal control over financial reporting at those entities, due to our inability to dictate or modify the controls of those entities, or to assess those controls.

(B) Changes in Internal Control Over Financial Reporting

In the third and fourth quarters of 2005, we implemented internal controls to remediate a material weakness related to valuation and presentation and disclosure of certain payments received from manufacturers. These process and control improvements included performing additional steps to process, summarize, record, review and reconcile certain payments from aircraft and engine manufacturers.

(C) Remediation of Material Weaknesses in Internal Control Over Financial Reporting

As of December 31, 2005, we have fully remediated the material weakness in our internal control over financial reporting with respect to accounting for certain payments from aircraft and engine manufacturers discussed above. We have begun, but have not completely remediated the material weakness in our internal control over financial reporting with respect to accounting for derivative instruments as discussed above. The remediation actions include improving training and accounting reviews, all designed to ensure that all relevant personnel involved in derivatives transactions understand and apply hedge accounting in compliance with SFAS 133. In coordination with AIG’s remediation efforts related to derivative transactions, we will work closely with AIG to identify processes and procedures which will assist us in remediating our material weakness with respect to derivative transactions.

The process and control improvements described above in this Item 9A are the only changes in our internal control over financial reporting that have occurred during the period covered by this report that would have a material effect, or are reasonably likely to have a material affect on our internal control over financial reporting. We will continue to assess our controls and procedures and will take any further actions that we deem necessary.

We believe that our Consolidated Financial Statements fairly present, in all material respects, our financial condition results of operations and cash flows as of, and for, the periods presented and that this Annual Report on Form 10-K, contains no material inaccuracies or omissions of material fact and contains the information required to be included in accordance with the Exchange Act.

Item 9B. Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Code of Ethics and Conduct

Our employees are subject to AIG’s Code of Conduct designed to assure that all employees perform their duties with honesty and integrity. In the second quarter of 2004, AIG adopted the AIG Director, Executive Officer, and Senior Financial Officer Code of Business Conduct and Ethics, which covers such directors and officers of AIG and its subsidiaries, including us and our Chairman of the Board and Chief Executive Officer (principal executive officer), Vice Chairman, Chief Financial Officer and Chief Accounting Officer (principal accounting and financial officer). Both of these Codes appear in the Corporate Governance section of www.aigcorporate.com.

Item 14.  Principal Accountant Fees and Services

Aggregate fees for professional services rendered to us by PricewaterhouseCoopers LLP (“PwC”) for the years ended December 31, 2005 and 2004, were:

	2005	2004
Audit Fees(a)	$1,892,500	$1,792,600
Audit-Related Fees(b)	—	215,400
Tax Fees(c)	362,309	473,226

Total Fees	$2,254,809	$2,481,226

(a)
Audit Fees consist of fees for professional services provided in connection with the audits of our financial statements, services rendered in connection with our registration statements filed with the Securities and Exchange Commission, the delivery of consents and the issuance of comfort letters. This also includes Sarbanes-Oxley Section 404 work performed at ILFC for AIG’s 2005 and 2004 assessment.

(b)	Audit-Related Fees consist of fees for consulting on various accounting issues.

(c)	Tax Fees consist of the aggregate fees for services rendered for tax compliance, tax planning and tax advice.

AIG’s audit committee (“the audit committee”) approves all audit and non-audit services rendered by PwC. As of March 10, 2006, the audit committee had approved $650,000 for non-audit services or for consulting and tax compliance services for the year ended December 31, 2006.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

FORM 10-K
Items 8, 15(a), and 15(b)

INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following consolidated financial statements of the Company and its subsidiaries required to be included in Item 8 are listed below:

The following financial statement schedule of the Company and its subsidiaries is included in Item 15(a)(2):

Report of Independent Registered Public Accounting Firm on Financial Statements Schedule	61

Schedule Number	Description	Page

II	Valuation and Qualifying Accounts	62

All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

The following exhibits of the Company and its subsidiaries are included in Item 15(b):

Exhibit
Number	Description

3.1	Restated Articles of Incorporation of the Company, as amended through December 9, 1992, filed November 3, 1993 (filed as an exhibit to Registration Statement No. 33-50913 and incorporated herein by reference).
3.2	Certificate of Determination of Preferences of Series A Market Auction Preferred Stock (filed December 9, 1992 as an exhibit to Registration Statement No. 33-54294 and incorporated herein by reference).
3.3	Certificate of Determination of Preferences of Series B Market Auction Preferred Stock (filed December 9, 1992 as an exhibit to Registration Statement 33-54294 and incorporated herein by reference).
3.4	Certificate of Determination of Preferences of Series C Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.5	Certificate of Determination of Preferences of Series D Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.6	Certificate of Determination of Preferences of Series E Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.7	Certificate of Determination of Preferences of Series F Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.8	Certificate of Determination of Preferences of Series G Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).
3.9	Certificate of Determination of Preferences of Series H Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).
3.10	Certificate of Determination of Preferences of Preferred Stock of the Company (filed as an exhibit to Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
3.11	By-Laws of the Company, including amendment thereto dated August 31, 1990 (filed as an exhibit to Registration Statement No. 33-37600 and incorporated herein by reference).

Exhibit
Number	Description

3.12	Unanimous Written Consent of Sole Stockholder of the Company, dated January 2, 2002, amending the By-Laws of the Company (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).
4.1	Indenture dated as of November 1, 1991, between the Company and U.S. Bank Trust National Association (successor to Continental Bank, National Association), as Trustee (filed as an exhibit to Registration Statement No. 33-43698 and incorporated herein by reference).
4.2	First supplemental indenture, dated as of November 1, 2000, to the Indenture between the Company and U.S. Bank Trust National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
4.3	Second Supplemental Indenture, dated as of February 28, 2001, to the Indenture between the Company and U.S. Bank Trust National Association. (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).
4.4	Third Supplemental Indenture, dated as of September 26, 2001, to the Indenture between the Company and U.S. Bank Trust National Association. (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).
4.5	Indenture dated as of November 1, 2000, between the Company and the Bank of New York, as Trustee (filed as an exhibit to Registration No. 33-49566 and incorporated herein by reference).
4.6	The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
4.7	First Supplemental Indenture, dated as of August 16, 2002 to the indenture between the Company and the Bank of New York (filed as Exhibit 4.2 to Registration Statement No. 333-100340 and incorporated herein by reference).
4.8	Fourth Supplemental Indenture, dated as of November 6, 2002, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
4.9	Fifth Supplemental Indenture, dated as of December 27, 2002, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
4.10	Sixth Supplemental Indenture, dated as of June 2, 2003, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).
4.12	Seventh Supplemental Indenture, dated as of October 8, 2004, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 8-K dated October 14, 2004 and incorporated herein by reference).
4.13	Eighth Supplemental Indenture, dated as of October 5, 2005, to the indenture between the Company and U.S. Bank National Association.
4.14	Agency Agreement (amended and restated), dated as of September 15, 2005, among the Company, Citibank, N.A., and Dexia Banque Internationale A Luxembourg, Societe Anonyme (filed as an exhibit to Form 8-K, event date September 15, 2005, and incorporated herein by reference).
10.1	Aircraft Facility Agreement, dated as of January 19, 1999, among the Company, Halifax PLC and the other banks listed therein providing up to $4,327,260,000 for the financing of approximately seventy-five Airbus aircraft (filed as an exhibit to Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.2	Aircraft Facility Agreement, dated as of May 18, 2004, among Whitney Leasing Limited, as borrower, the Company, as guarantor and the Bank of Scotland and the other banks listed therein providing up to $2,643,550,000 (plus related premiums) for the financing of aircraft (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

Exhibit
Number	Description

10.3	$2,000,000,000 Five-Year Revolving Credit Agreement, dated as of October 15, 2004, among the Company, CitiCorp USA, Inc., as Administrative Agent, and the other financial institutions listed therein (filed as an exhibit to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).
10.4	$2,000,000,000 Five-Year Revolving Credit Agreement dated as of October 14, 2005, among the Company, CitiCorp USA, Inc as Administrative Agent, and the other financial institutions listed therein (filed as an exhibit to Form 8-K, event date October 14, 2005, and incorporated herein by reference).
10.5	$2,000,000,000 364-Day Revolving Credit Agreement, dated as of October 14, 2005, among the Company, CitiCorp USA, Inc., as Administrative Agent, and the other financial institutions listed therein (filed as an exhibit to Form 8-K event date October 14, 2005 and incorporated herein by reference).
12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.
23	Consent of PricewaterhouseCoopers LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman of the Board and Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice Chairman, Chief Financial Officer and Chief Accounting Officer.
32.1	Certification under 18 U.S.C., Section 1350.

Report of Independent Registered Public Accounting Firm

To The Shareholders and Board of Directors
of International Lease Finance Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the consolidated financial position of International Lease Finance Corporation and its subsidiaries (the “Company”) at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Los Angeles, California

March 14, 2006

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	December 31,
	2005	2004

ASSETS
Cash, including interest bearing accounts of $155,953 (2005) and $97,682 (2004)	$157,960	$99,747
Current income taxes	148,399	6,507
Notes receivable	181,951	212,273
Net investment in finance and sales-type leases	308,471	307,466

Flight equipment under operating leases	42,067,504	36,580,296
Less accumulated depreciation	7,318,572	6,074,874

	34,748,932	30,505,422
Deposits on flight equipment purchases	1,148,462	1,250,168
Accrued interest, other receivables and other assets	289,979	199,653
Derivative assets	293,576	1,191,602
Investments	20,313	22,979
Variable interest entities assets	138,277	152,417
Deferred debt issue costs — less accumulated amortization of $65,377 (2005) and $77,112 (2004)	93,551	59,666

	$37,529,871	$34,007,900

LIABILITIES
Accrued interest and other payables	$351,221	$264,276
Tax benefit sharing payable to AIG	245,000	245,000
Debt financing, net of deferred debt discount of $38,882 (2005) and $29,502 (2004)	25,104,165	23,136,016
Subordinated debt	1,000,000	—
Foreign currency adjustment	197,074	1,215,809
Derivative liabilities	49,549	38,810
Capital lease obligations	—	39,580
Security and other deposits on flight equipment	1,071,676	876,590
Rentals received in advance	187,957	160,878
Deferred income taxes	3,075,545	2,630,118
Variable interest entities liabilities	65,197	70,886
Commitments and contingencies — Note K
SHAREHOLDERS’ EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B (2005 and 2004), each series having 500 shares issued and outstanding	100,000	100,000
Common stock — no par value; 100,000,000 authorized shares, 45,267,723 shares (2005) and 42,198,119 (2004) issued and outstanding	1,053,582	653,582
Paid-in capital	587,484	579,955
Accumulated other comprehensive income (loss)	91,715	22,825
Retained earnings	4,349,706	3,973,575

Total shareholders’ equity	6,182,487	5,329,937

	$37,529,871	$34,007,900

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

	Years Ended December 31,
	2005	2004	2003

REVENUES:
Rental of flight equipment	$3,500,335	$2,955,524	$2,807,211
Flight equipment marketing	66,790	77,664	28,988
Flight equipment marketing — securitization	—	32,854	23,245
Interest and other	61,426	93,844	17,907

	3,628,551	3,159,886	2,877,351

EXPENSES:
Interest	1,157,282	942,527	919,961
Depreciation of flight equipment	1,372,103	1,214,048	1,083,909
Provision for overhauls	260,008	164,322	112,581
Flight equipment rent	—	—	43,314
Selling, general and administrative	138,767	116,956	76,780
Other expenses	49,985	53,926	—

	2,978,145	2,491,779	2,236,545

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	650,406	668,107	640,806
Provision for income taxes	227,446	206,101	196,683

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	422,960	462,006	444,123

Cumulative effect of accounting change (net of tax)	—	—	(8,642)

NET INCOME	$422,960	$462,006	$435,481

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

	Market Auction					Accumulated
	Preferred Stock		Common Stock			Other
	Number		Number			Comprehensive
	of		of		Paid-in	Income	Retained
	Shares	Amount	Shares	Amount	Capital	(Loss)	Earnings	Total

Balance at December 31, 2002	1,000	$100,000	42,198,119	$653,582	$579,955	$(87,771)	$3,168,305	$4,414,071
Common stock dividends							(49,000)	(49,000)
Preferred stock dividends							(3,891)	(3,891)
Comprehensive Income:
Net income							435,481	435,481
Other comprehensive income:
Cash flow derivative transactions (net of tax of $32,223)						59,843		59,843

Comprehensive Income								495,324

Balance at December 31, 2003	1,000	100,000	42,198,119	653,582	579,955	(27,928)	3,550,895	4,856,504

Common stock dividends							(35,500)	(35,500)
Preferred stock dividends							(3,826)	(3,826)
Comprehensive Income:
Net income							462,006	462,006
Other comprehensive income:
Cash flow derivative transactions (net of tax of $25,786)						47,887		47,887
Change in unrealized appreciation securities available-for-sale (net of tax of $1,543)						2,866		2,866

Comprehensive Income								512,759

Balance at December 31, 2004	1,000	100,000	42,198,119	653,582	579,955	22,825	3,973,575	5,329,937
Issuance of common stock			3,069,604	400,000				400,000
Common stock dividends							(37,000)	(37,000)
Preferred stock dividends							(4,650)	(4,650)
Comprehensive income:
Net income							422,960	422,960
Other comprehensive income
Cash flow derivative transactions (net of tax of $37,954)						70,486		70,486
Change in unrealized appreciation securities available-for-sale (net of tax of ($859))						(1,596)		(1,596)

Comprehensive income								491,850
Other(a)					7,529		(5,179)	2,350

Balance at December 31, 2005	1,000	$100,000	45,267,723	$1,053,582	$587,484	$91,715	$4,349,706	$6,182,487

(a)	In March 2005, we reclassified $5,179 from Retained Earnings to Paid-in Capital as a result of an adjustment for certain prior period compensation costs related to an incentive plan of AIG. We also recorded $2,350 in Paid-in Capital during the year for compensation expense related to the same incentive plan.

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2005	2004	2003

OPERATING ACTIVITIES:
Net income	$422,960	$462,006	$435,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	1,372,103	1,214,048	1,083,909
Deferred income taxes	408,333	249,331	195,813
Change in derivative instruments	1,017,204	(443,174)	(534,362)
Foreign currency adjustment of cash and non-US$ denominated debt	(1,006,631)	393,902	538,024
Amortization of deferred debt issue costs	22,692	26,162	36,645
Losses related to customer bankruptcy	—	53,926	—
Other	6,118	(10,724)	(6,992)
Changes in operating assets and liabilities:
Decrease (increase) in notes receivable	20,585	(32,104)	47,713
Change in unamortized debt discount	(9,380)	(5,181)	7,607
Decrease (increase) in accrued interest, other receivables and other assets	112,478	253,852	(31,703)
Increase in accrued interest and other payables	81,256	11,961	104,317
(Increase) decrease in current income taxes	(141,892)	(24,474)	184,260
Increase in tax benefit sharing payable to AIG	—	245,000	—
Increase in rentals received in advance	27,079	14,007	17,627

Net cash provided by operating activities	2,332,905	2,408,538	2,078,339

INVESTING ACTIVITIES:
Acquisition of flight equipment for operating leases	(6,276,420)	(5,007,201)	(5,053,712)
Acquisition of flight equipment for finance leases	—	(43,247)	(165,202)
Decrease (increase) in deposits and progress payments	101,706	4,906	(97,210)
Proceeds from disposal of flight equipment — net of gain	454,512	1,355,422	953,897
Advance on notes receivable	(39,100)	(80,750)	(30,198)
Collections on notes receivable	25,035	46,793	42,570
Collections on finance and sales-type leases (net of income amortized)	29,163	14,393	13,670
Other	7,709	1,188	1,432

Net cash used in investing activities	(5,697,395)	(3,708,496)	(4,334,753)

FINANCING ACTIVITIES:
Issuance of common stock	400,000	—	—
Net change in commercial paper	(49,839)	1,099,290	(2,642,547)
Proceeds from debt financing	7,421,098	4,311,742	8,654,736
Payments in reduction of debt financing and capital lease obligations	(4,433,311)	(4,082,998)	(3,608,543)
Debt issue costs	(56,577)	(33,964)	(52,939)
Payment of common and preferred dividends	(41,650)	(39,326)	(52,892)
Increase (decrease) in customer deposits	195,086	32,676	(20,139)

Net cash provided by financing activities	3,434,807	1,287,420	2,277,676

Effect of exchange rate changes on cash	(12,104)	10,044	9,284
Net increase (decrease) in cash	70,317	(12,538)	21,262
Cash at beginning of year	99,747	102,241	71,695

Cash at end of year	$157,960	$99,747	$102,241

	Years Ended December 31,
	2005	2004	2003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest (net of amount capitalized $54,097 (2005) $48,390 (2004) and $49,679 (2003)	$1,101,409	$945,991	$926,274
Income taxes, net	(38,994)	(263,757)	(189,690)

2005
Accounts receivable in the amount of $29,706 were received as a payment for flight equipment sold. Full cash payment was subsequently received.
Notes receivable in the amount of $23,802 were used as payment for the acquisition of aircraft ($19,765) and investments ($4,037).
Aircraft previously accounted for as operating leases were converted into finance and sales-type leases in the amount of $30,168.
$5,179 was reclassified from Retained earnings to Paid-in capital as a result of an adjustment for certain prior period compensation costs related to an incentive plan of ILFC’s parent, AIG.
Certain payments from aircraft and engine manufacturers in the amount of $161,648 reduced the basis of Flight equipment under operating leases and increased Other assets.

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

Parent Company:  ILFC is an indirect wholly owned subsidiary of American International Group, Inc. (“AIG”). AIG is a holding company which through its subsidiaries is primarily engaged in a broad range of insurance and insurance-related activities in the United States and abroad. AIG’s primary activities include both general and life insurance and retirement services operations. Other significant activities include financial services and asset management.

Principles of Consolidation:  The accompanying consolidated financial statements include our accounts, accounts of all other entities in which we have a controlling financial interest, as well as accounts of variable interest entities in which we are the primary beneficiary as defined by Financial Accounting Standards Board Interpretation No. 46R “Consolidation of Variable Interest Entities (“FIN No. 46R”). Investments in equity securities in which we have more than a 20% interest, but do not have a controlling interest and are not the primary beneficiary, are carried under the equity method of accounting. Investments in which we have less than a 20% interest are carried at cost.

Intercompany Allocations and Fees:  We are party to cost sharing agreements with AIG. Generally, these agreements provide for the allocation of corporate costs based upon a proportional allocation of costs to all subsidiaries. These charges aggregated $8,050 (2005), $3,029 (2004) and $1,458 (2003) and include, but are not limited to pension costs, certain senior management compensation, and costs of various corporate services. We also pay AIG a fee related to management services provided for certain of our foreign subsidiaries. The fees aggregated $587 (2005), $550 (2004) and $542 (2003). We earned management fees from two trusts consolidated by AIG for the management of aircraft we have sold to the trusts. These management fees aggregated $9,800 (2005), $10,200 (2004) and $1,300 (2003). Accrued interest, other receivables and other assets included $34 (2005) and $1,600 (2004) related to the management of those aircraft.

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

Lease revenues from the rental of flight equipment have been reduced by payments received by our customers from the notional accounts established by the aircraft and engine manufacturers.

Rentals received but unearned under the lease agreements are recorded in “Rentals received in advance” on the Consolidated Balance Sheets until earned.

Costs related to reconfiguration of the aircraft cabin and other lessee specific modifications are capitalized as pre-paid lease cost and amortized over the life of the lease.

Initial Direct Costs:  We treat as period costs internal and other costs incurred in connection with identifying, negotiating and delivering aircraft to our lessees. Amounts paid by us to lessees, or other third parties, in connection

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note A — Summary of Significant Accounting Policies (Continued)

with lease transactions are capitalized and amortized against Lease revenue over the initial non-cancelable term of the related lease.

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

Overhaul rentals are included under the caption “Rental of flight equipment” in the Consolidated Statements of Income. We provide a charge to operations for estimated reimbursements at the time the lessee pays the overhaul rentals based on overhaul rentals received and the estimated reimbursements during the life of the lease. Management periodically evaluates the reserve for these reimbursements and the reimbursement rate, and adjusts the provision for overhauls accordingly.

Cash:  Cash includes cash on hand and time deposits. Cash balances held in euros are marked to spot at the balance sheet date. Foreign currency transaction gains or losses are recognized in the period incurred and are included in “Interest and other” or “Selling, general and administrative” on the Consolidated Statements of Income.

Our financing agreements do not restrict the use of cash collected related to overhaul rentals or cash security deposits held.

Flight Equipment:  Flight equipment under operating leases is stated at cost. Purchases, major additions and modifications and interest on deposits during the construction phase are capitalized. The lessee provides and pays for normal maintenance and repairs, airframe and engine overhauls, and compliance with return conditions of flight equipment on lease.

We generally depreciate aircraft, including aircraft acquired under capital leases, using the straight-line method over a 25 year life from the date of manufacture to a 15% residual value. When an aircraft is out of production, management evaluates the aircraft types and depreciates the aircraft using the straight line method over a 25 year life from the date of manufacture to an established residual value for each aircraft type.

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

Derivative Financial Instruments:  In the normal course of business, we utilize derivative financial instruments to manage our exposure to interest rate risks and foreign currency risks. We account for derivatives in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”). All derivatives are recognized on the balance sheet at their fair value. We obtain our market values on a quarterly basis from AIG Financial Products Corporation (“AIGFP”), a related party. On the date that we enter into a derivative contract, we designate the derivative as (1) a hedge of (a) the fair value of a recognized asset or liability or (b) an unrecognized firm commitment (a “fair value” hedge); (2) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge); or (3) a foreign-currency fair value or cash flow hedge (a “foreign currency” hedge). Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in accumulated other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g. until periodic settlements of the variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative exceeds the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a foreign currency hedge are recorded in either current-period earnings or other accumulated comprehensive income, depending on whether the hedging relationship satisfies the criteria for a fair value or cash flow hedge, respectively. Changes in the fair value of derivative financial instruments that did not qualify for hedge treatment under SFAS 133 are reported in current-period earnings.

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

Variable Interest Entities: We consolidate variable interest entities in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). The variable interest entities that we consolidate consist of ten entities, to which we have sold aircraft and we have determined we are the primary beneficiary. The entities are owned by third parties and we provided financing or guaranteed third party financing to those entities. Each of the entities owns one aircraft each. The financing agreements are collateralized by the aircraft. Assets in the amount of $138,277 (2005) and $152,417 (2004) and liabilities in the amount of $65,197 (2005) and $70,886 (2004) are included in our Consolidated Balance Sheets and losses (gains) in the amounts of $(1,777) (2005), $4,093 (2004) and $(120) (2003) are included in our Consolidated Statements of Income. At December 31, 2003, when we adopted FIN 46R, we recorded an $11,091 after-tax charge as a cumulative effect of an accounting charge related to these entities. In addition, the adoption of FIN 46R required us to consolidate synthetic lease transactions related to seven aircraft. We recorded an after-tax gain of $2,449 as a cumulative effect of an accounting change in 2003 related to the synthetic lease transactions. These transactions expired in 2004 and we bought back the seven aircraft.

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

Guarantees: We account for guarantees in accordance with FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” The fair value of guarantees entered into after December 31, 2002 are included in “Accrued interest and other payables” on the 2005 and 2004 Consolidated Balance Sheets.

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

Reclassifications:  Certain amounts have been reclassified in the 2004 and 2003 financial statements to conform to our 2005 presentation.

New Accounting Pronouncement: In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”). This standard is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123R requires all share-based payments to employees, including grants of employee stock options to be recognized in the financial statements based on their fair values. The cost will be recognized over the period during which an employee is required to provide service in exchange for the options. SFAS 123R, is effective for nonpublic entities the first interim or annual reporting period that begins after December 15, 2005. We participate in AIG’s, share-based payment programs. AIG adopted SFAS 123R in the quarter beginning July 1, 2005 and they allocate our share of the calculated costs to us. The impact on our Consolidated Statement of Income for the year ending December 31, 2005 was $896.

In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 requires retroactive application to prior periods’ financial statements of a voluntary change in accounting principles unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with earlier application permitted to accounting changes and corrections of errors made in fiscal years beginning after May 31, 2005.

Note B — Notes Receivable

Notes receivable are primarily from the sale of flight equipment and are summarized as follows:

	2005	2004

Fixed rate notes receivable due in varying installments to 2025:
Below 6.00%	$130,491	$150,927
6% to 7.99%	33,698	25,092
8% to 9.99%	17,762	36,254

	$181,951	$212,273

Included above are notes receivable (net of allowance) of $23,065 (2005) and $33,643 (2004) representing restructured lease payments. At December 31, 2005, we had $18,150 receivables from lessees who had filed for bankruptcy protection.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note B — Notes Receivable (Continued)

At December 31, 2005, the minimum future payments on notes receivable are as follows:

2006	$22,405
2007(a)	74,386
2008	22,787
2009	10,090
2010	8,415
Thereafter	43,868

$181,951

(a)	Includes a balloon payment for a note related to a sale of flight equipment.

Note C — Net Investment in Finance Leases

The following lists the components of the net investment in finance leases:

	December 31,	December 31,
	2005	2004

Total lease payments to be received	$414,283	$406,112
Estimated residual values of leased flight equipment (unguaranteed)	135,028	132,558
Less: Unearned income	(240,840)	(231,204)

Net investment in finance leases	$308,471	$307,466

At December 31, 2005, minimum future lease payments on finance leases are as follows:

2006	$43,280
2007	35,667
2008	35,822
2009	31,904
2010	30,404
Thereafter	237,206

Total minimum lease payments to be received	$414,283

Note D — Investments

Investments consist of the following:

	December 31,	December 31,
	2005	2004

Marketable securities; at value	$8,248	$9,223
Other securities	12,065	13,756

	$20,313	$22,979

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
(Dollars in thousands)

Note D — Investments (Continued)

amount of any loss recognition requires management’s judgement and continual review of our investments. We recorded $0 (2005), $661 (2004) and $0 (2003) of charges for other-than-temporary declines. In 2005, we received proceeds in the amount of $7,368 for sale of marketable securities and recorded a gain of $4,858. We used specific identification when determining the book value.

Other securities consist of American Trans Air (“ATA”) non-voting preferred stock, two joint ventures (ILTU LLC and 21937 LLC) that each own one aircraft on lease to third parties, and other minor investments. We have a 50% interest in ILTU Ireland (“ILTU”), an Irish corporation. We have a 99% interest in 21937 LLC (“21937”). Management has determined that 21937 is a VIE, as defined by FIN-46R, but we have determined that we are not the primary beneficiary as defined by FIN-46R, and as such, we do not consolidate the entity.

Note E — Debt Financing and Capital Lease Obligations

Debt financing and capital lease obligations are comprised of the following:

	2005	2004

Commercial Paper	$2,625,409	$2,675,247
Public Term Debt with Single Maturities	13,813,700	11,544,575
Public Medium-Term Notes with Varying Maturities	4,689,365	5,972,171
Bank Term Debt	4,014,573	2,973,525
Junior Subordinated Debt	1,000,000	—
Capital Lease Obligations	—	39,580
Less: Deferred Debt Discount	(38,882)	(29,502)

	$26,104,165	$23,175,596

The above amounts represent the anticipated settlement of our outstanding debt obligations. Certain adjustments required to present currently outstanding debt obligations have been recorded and presented separately on the face of the balance sheet, including adjustments related to foreign currency and interest rate hedging activities.

  Commercial Paper

We have a $6.0 billion Commercial Paper Program. Under this program, we may borrow in minimum increments of $100 thousand for a period from one day to 270 days. The weighted average interest rate of our outstanding commercial paper was 4.17%, 2.34% and 1.07% at December 31, 2005, 2004 and 2003, respectively.

  Bank Commitments

During 2005, we had two $500 million, 180 day revolving credit agreements with banks, each with a one-year term out option, both of which matured prior to December 31, 2005. At December 31, 2005 we had committed revolving credit agreements with 30 banks aggregating $6.0 billion, including a $2.0 billion 364-day tranche that expires in October of 2006 with a one-year term out option, a $2.0 billion five-year tranche that expires in October of 2009 and a $2.0 billion five-year tranche that expires in October of 2010. These revolving loans and lines of credit provide for interest rates that vary according to the pricing option in effect at the time of borrowing. Pricing options include prime, a range from .25% over LIBOR to 1.85% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The revolving loans and lines of credit are subject to facility fees of up to .10% of amounts available. This financing is used as backup for our maturing debt and other obligations. We expect to replace or extend these credit agreements on or prior to their expiration dates. We had not drawn any funds under our committed revolving loans and lines of credit at December 31, 2005 and 2004, respectively.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note E — Debt Financing and Capital Lease Obligations (Continued)

  Public Debt

As of December 31, 2005, we had two effective U.S. shelf registration statements and a Euro Note Programme:

	Maximum		Sold as of
	Offering		December 31, 2005

Registration statement dated December 20, 2002 (including $2.88 billion Medium-Term Note program and $1.0 billion Retail Medium-Term Note Program)	$6,080,000	(a)	$5,710,000
Registration statement dated December 28, 2004 (including $2.0 billion Medium-Term Note program)	7,045,000	(b)	2,950,000
Euro Medium-Term Note Programme dated May 2004(c)(d)	7,000,000		4,979,000

(a)	Includes $1,080,000, which was incorporated into the registration statement from a prior registration statement, increasing the maximum offering from $5,000,000 to $6,080,000.

(b)	Includes $2,045,000, which was incorporated into the registration statement from a prior registration statement, increasing the maximum offering from $5,000,000 to $7,045,000.

(c)	We have hedged the foreign currency risk of the notes through derivatives or through the offset provided by operating lease payments denominated in the related currency.

(d)	This is a perpetual program. As a bond issue matures, the principal amount of that bond becomes available for new issuances under the program.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note E — Debt Financing and Capital Lease Obligations (Continued)

  Public Term Debt with Single Maturities

We have issued the following Notes which provide for a single principal payment at maturity and cannot be redeemed prior to maturity:

	Initial
	Term	2005	2004

Floating Rate Notes due January 13, 2005	2 years	$—	$625,000
4.375% Notes due December 15, 2005	3 years	—	160,000
2.95% Notes due May 23, 2006	3 years	325,000	325,000
5.75% Notes due October 15, 2006	5 years	700,000	700,000
5.75% Notes due February 15, 2007	5 years	500,000	500,000
5.625% Notes due June 1, 2007	5 years	900,000	900,000
3.75% Notes due Aug 1, 2007	4 years	250,000	250,000
5.491% Notes due November 30, 2007	5 years	110,000	110,000
4.75% Notes due February 15, 2008	5 years	250,000	250,000
4.50% Notes due May 1, 2008	5 years	400,000	400,000
4.35% Notes due September 15, 2008	5 years	400,000	400,000
6 3/8% Notes due March 15, 2009	7 years	750,000	750,000
3.50% Notes due April 1, 2009	5 years	600,000	600,000
4.75% Notes due July 1, 2009	5 years	500,000	500,000
5.00% Notes due April 15, 2010	5 years	800,000	—
4.875% Notes due September 1, 2010	5 years	600,000	—
5.125% Notes due November 1, 2010	5 years	350,000	—
4.75% Notes due January 13, 2012	7 years	500,000	—
5.00% Notes due September 15, 2012	7 years	300,000	—
5.875% Notes due May 13, 2013	10 years	600,000	600,000
Foreign Currency Denominated Medium Term Notes:
4.00% Euro Notes due April 25, 2005 (swapped to US$ at 5.4714%)	3 years	—	666,375
Floating Rate Euro Notes due June 26, 2006 (swapped to US$)	3 years	702,600	702,600
6.00% Euro Notes due October 24, 2007 (partially swapped to US$ at 6.398%)	5 years	444,250	444,250
4.125% Euro Notes due October 9, 2008 (swapped to US$ at 4.225%)	5 years	584,900	584,900
Floating Rate Euro Notes due November 12, 2008 (swapped to US$ at 4.370%)	5.5 years	912,750	912,750
6.625% Sterling Notes due December 7, 2009 (swapped to US$ at 6.9326%)	7 years	431,700	431,700
Floating Rate Euro Notes due July 6, 2010 (swapped to US$ at 4.615%)	6 years	732,000	732,000
Floating Rate Euro Notes due August 15, 2011 (swapped to US$ at 5.367%)	6 years	876,375	—
Floating Rate Euro Notes due August 15, 2011 (swapped to US$ at 5.355%)	6 years	294,125	—

		$13,813,700	$11,544,575

We have a Euro Medium-Term Note Program for $7,000,000, under which $4,978,700 (€4.0 billion and £300 million) in notes were outstanding at December 31, 2005. The program is perpetual. As a bond issue matures, the principal amount of that bond becomes available for new issuances under the program. We have eliminated the

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note E — Debt Financing and Capital Lease Obligations (Continued)

currency exposure arising from the notes by either hedging the notes through swaps or through the offset provided by operating lease payments denominated in Euros. We translate the debt into U.S. Dollars using current exchange rates prevailing at the balance sheet date. The foreign exchange adjustment for the foreign currency denominated notes was $197,074 (2005) and $1,215,809 (2004).

  Public Medium-Term Notes with Varying Maturities

At December 31, 2005 our Medium-Term Notes bear interest at rates varying between 2.250% and 6.980%, with maturities from 2006 through 2013. The Medium-Term Notes provide for a single principal payment at the maturity of the respective note and cannot be redeemed prior to maturity.

  Bank Term Debt

In January 1999, we entered into an Export Credit Facility for up to a maximum of $4.3 billion, for up to 75 aircraft to be delivered from 1999 through 2001. We had the right, but were not required, to use the facility to fund 85% of each aircraft’s purchase price. This facility is guaranteed by various European Export Credit Agencies. The interest rates varies from 5.753% to 5.898% depending on the delivery date of the aircraft. We financed 62 aircraft using $2.8 billion and at December 31, 2005 and 2004, $1.2 billion and $1.5 billion was outstanding under this facility. We have collateralized the debt by a pledge of the shares of a subsidiary which holds title to the aircraft financed under this facility. The flight equipment associated with the obligations, included in “Flight equipment under operating leases” on the Consolidated Balance Sheets, had a net book value of $2.8 billion (2005) and $2.9 billion (2004).

We have entered into funded bank financing agreements. At December 2005 and 2004 we had totals of $1.4 billion and $1.3 billion outstanding with varying maturities through 2010. One tranche of one of the loans totaling $410 million was funded in Japanese yen and swapped to U.S. Dollars. The interest rates are LIBOR based with spreads ranging from 0.325% to 1.625% at December 31, 2005.

In May 2004, we entered into an Export Credit Facility for up to a maximum of $2.64 billion, for Airbus aircraft to be delivered from 2004 through May 2006. At December 2005, 23 aircraft were financed under the facility. The facility was used to fund 85% of each aircraft’s purchase price. This facility became available as the various European Export Credit Agencies provided their guarantees for aircraft based on a six-month forward-looking calendar. The financing is for a ten-year fully amortizing loan per aircraft at an interest rate determined through a bid process. We have collateralized the debt by a pledge of the shares of a subsidiary which holds title to the aircraft financed under this facility. At December 31, 2005 and 2004, we had $1.4 billion and $201.6 million outstanding under this facility.

  Junior Subordinated Debt

In December 2005, we entered into two tranches of junior subordinated debt totaling $1,000,000. Both mature on December 21, 2065, but each tranche has a different call option. The $600,000 tranche has a call date of December 21, 2010 and the $400,000 tranche has a call date of December 21, 2015. The note with the 2010 call date has a fixed interest rate of 5.90% for the first five years. The note with the 2015 call date has a fixed interest rate of 6.25% for the first ten years. Both tranches have interest rate adjustments if the call option is not exercised. The new interest rate is a floating quarterly reset rate based on the initial credit spread plus the highest of (i) 3 mo LIBOR, (ii) 10-year constant maturity treasury and (iii) 30-year constant maturity treasury.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note E — Debt Financing and Capital Lease Obligations (Continued)

  Capital Lease Obligations

Our capital lease obligations provided 10 year, fully amortizing debt in two interest rate tranches. The first 62.5% of the original debt is at a fixed rate of 6.55%. The second 22.5% of the original debt is at fixed rates varying between 6.18% and 6.89%. These two tranches are guaranteed by various European Export Credit Agencies. We prepaid the remaining 15% of the original financed amount. The remaining outstanding debt matured in 2005.

Maturities of debt financing (excluding commercial paper and deferred debt discount) at December 31, 2005 are as follows:

2006	$4,018,942
2007	3,799,466
2008	4,311,619
2009	3,832,951
2010	3,298,522
Thereafter	4,256,138

$23,517,638

  Other

Under the most restrictive provisions of the related borrowings, consolidated retained earnings at December 31, 2005, in the amount of $1,989,810, are unrestricted as to payment of dividends based on consolidated tangible net worth requirements.

We have entered into various debt and derivative transactions with AIGFP. We executed $2,787,156 and $1,780,582 notional amount of derivative instruments with AIGFP during 2005 and 2004, respectively. See Note L — Derivative Financial Instruments.

Note F — Shareholders’ Equity

  Preferred Stock

Our certificate of incorporation, as amended, provides for up to 20,000,000 shares of preferred stock that may be issued in one or more series and with such stated value and terms as may be determined by the Board of Directors.

  Market Auction Preferred Stock

The Market Auction Preferred Stock (“MAPS”) have a liquidation value of $100 thousand per share and are not convertible. The dividend rate, other than the initial rate, for each dividend period for each series is reset approximately every 7 weeks (49 days) on the basis of orders placed in an auction. During 2001 we extended the Series A MAPS to 5 years at a dividend rate of 5.90%. At December 31, 2005, the dividend rate for Series B MAPS was 4.51%.

  Common Stock

On August 11, 2005, we issued 3,069,604 shares of common stock to an existing shareholder for approximately $400 million.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note F — Shareholders’ Equity (Continued)

  Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of fair value adjustments of derivative instruments that qualify as cash flow hedges and unrealized gains on marketable securities classified as “available-for-sale.” The fair value of derivatives were determined using market values obtained from a related party broker-dealer. The fair value of marketable securities were determined using quoted market prices.

Note G — Rental Income

Minimum future rentals on non-cancelable operating leases and subleases of flight equipment which have been delivered at December 31, 2005 are shown below. This does not include the rentals to be received from lessees as a result of payments made to them directly by the aircraft manufacturers.

Year Ended

2006	3,226,988
2007	2,813,189
2008	2,295,793
2009	1,820,275
2010	1,489,679
Thereafter	3,740,564

$15,386,488

Additional rentals we earned based on the lessees’ usage aggregated $488,644 (2005), $368,264 (2004), and $289,405 (2003). Flight equipment is leased, under operating leases, with remaining terms ranging from one to 16 years.

Note H — Flight Equipment Rent and Off Balance Sheet Arrangements

During 1995, 1996 and 1997, through subsidiaries, we entered into sale-leaseback transactions providing proceeds to us in the amounts of $412,626, $507,600 and $601,860, respectively, each relating to seven aircraft. The transactions resulted in the sale and leaseback of these aircraft under one-year operating leases, each with six one-year extension options for a total of seven years for each aircraft. We repurchased three aircraft before the lease terminated, which were sold to third parties, and repurchased the remaining eighteen aircraft when the leases expired in December 2002 and September 2003 and 2004. The lease rates equated to fixed principal amortization and floating interest payments based on LIBOR or commercial paper pricing. We adopted FIN 46 during the financial year ended December 31, 2003 and determined that the entity related to the remaining sale-leaseback transaction was a VIE in which we were a primary beneficiary as defined by FIN 46R. As a result, we consolidated the remaining entity at December 31, 2003 and ceased to record rental expense, recorded flight equipment of $462.7 million, synthetic lease obligations in the amount of $464.2 million, a net decrease in other liabilities of $3.9 million and an after tax gain of $2.4 million as a cumulative effect of accounting change.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note I — Income Taxes

The provision (benefit) for income taxes is comprised of the following:

	2005	2004	2003
Current:
Federal(a)	$(180,243)	$(43,912)	$(5,521)
State	(1,461)	7	746
Foreign	818	675	993

	(180,886)	(43,230)	(3,782)
Deferred(b):
Federal	409,058	244,212	196,276
State(c)	(726)	5,119	4,189

	408,332	249,331	200,465

	$227,446	$206,101	$196,683

(a)	Including U.S. tax on foreign income

(b)	Deferred taxes were also provided (charged) to other comprehensive income of $35,115 (2005), $(27,329) (2004), and $(32,223) (2003) and for cumulative effect of accounting change of $4,653 (2003).

(c)	Includes a benefit of $6,027 (2005) and a charge of $564 (2004) for revaluation of state deferred taxes as a result of a change in our California apportionment factor.

The net deferred tax liability consists of the following deferred tax liabilities (assets):

	2005	2004
Deferred Tax Liabilities

Accelerated depreciation on flight equipment	$3,207,552	$2,758,768
Indirect payment for manufactures	36,546	15,414
Straight line rents	20,474	20,486
Other comprehensive income	49,386	12,291

Total Deferred Tax Liabilities	$3,313,958	$2,806,959

Deferred Tax Assets
Excess of state income taxes not currently deductible	$(11,384)	$(12,114)
Provision for overhauls	(50,326)	(24,097)
Capitalized overhauls	(32,615)	(32,360)
Rent received in advance	(74,334)	(61,931)
Investments	(5,316)	(6,965)
Derivatives	(25,068)	(24,307)
Accruals and reserves	(32,858)	(6,665)
Other	(6,512)	(8,402)

Total Deferred Tax Assets	(238,413)	(176,841)

Net Deferred Tax Liability	$3,075,545	$2,630,118

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note I — Income Taxes (Continued)

A reconciliation of the computed expected total provision for income taxes to the amount recorded is as follows:

	2005	2004	2003
Computed expected provision @ 35%	$227,642	$233,838	$224,282
State income tax, net of Federal	(1,421)	3,332	3,208
FSC & ETI	(36,338)	(30,979)	(29,598)
Foreign Taxes	976	721	(1,242)
Audit Adjustments (a)	24,770	—	—
Other	11,817	(811)	33

Provision for Income Taxes	$227,446	$206,101	$196,683

(a)	During the fourth quarter of 2005, we were advised of certain IRS and other adjustments identified in the U.S. Consolidated AIG tax return which were attributable to our operations. Under our tax sharing arrangement, we were charged for the effect of the adjustments and the related interest attributable to our operations.

We have certain foreign subsidiaries which are treated as branches for U.S. income tax purposes. We have not provided any foreign deferred tax liabilities with respect to these foreign branch operations, as any future foreign tax attributable to these foreign branch operations will be offset by fully realizable foreign tax credits.

Federal tax benefits provided by the Extraterritorial Income Exclusion (“ETI”) and the Foreign Sales Corporation (“FSC”) will not be available after 2006. In October 2004, Congress passed the American Jobs Creation Act of 2004, repealing the corporate export tax benefits under the ETI, after the World Trade Organization (“WTO”) ruled the export subsidies were illegal. Under the act, ETI export tax benefits for corporations would be phased out in 2005 and 2006 and cease to exist for the year 2007. On January 26, 2006, the WTO ruled the American Jobs Creation Act fails to fully implement the recommendations from the Dispute Settlement Body as long as it includes transitional and grandfathering measures. We expect our effective tax rate to rise to a rate more consistent with the “expected” statutory rate as these benefits cease to exist.

In 2002 and 2003, we participated in certain tax planning activities with our parent, AIG and related entities, which provided certain tax and other benefits to the AIG consolidated group. As a result of our participation in these activities, AIG shared a portion of the tax benefits of these activities attributable to us which aggregated $245,000. We are required to repay $160,000 in 2007 and $85,000 in 2009 to AIG. The liability is recorded in “Tax benefit sharing payable to AIG” in the Consolidated Balance Sheet.

Note J — Other Information

  Concentration of Credit Risk

We lease and sell aircraft to airlines and others throughout the world. The lease and notes receivables are from entities located throughout the world. We generally obtain deposits on leases and obtain collateral in flight equipment on notes receivable. We have one customer, Air France (lease revenues of approximately $364,600 or 10.4% in 2005 and $309,500 or 10.5% in 2004), which accounted for 10% or more of Rental of flight equipment revenue. No single customer accounted for more than 10% of total revenues in 2003.

2005 revenues from rentals of flight equipment includes a $105,229 (3.0% of total revenue) from lessees who have filed for bankruptcy protection.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note J — Other Information (Continued)

  Segment Information

We operate within one industry: the leasing, sales and management of flight equipment.

Revenues include rentals of flight equipment to foreign airlines of $3,110,798 (2005) $2,662,182 (2004), and $2,497,085 (2003). Lease revenues from the rental of flight equipment have been reduced by payments received by our customers from the aircraft and engine manufacturers.

The following table sets forth the dollar amount and percentage of total rental revenues attributable to the indicated geographic areas based on each airline’s principal place of business for the years indicated:

	2005		2004		2003
	Amount	%	Amount	%	Amount	%

Europe	$1,694,841	48.4%	$1,432,441	48.5%	$1,315,851	46.9%
Asia/Pacific	775,047	22.1	689,201	23.3	661,956	23.6
United States and Canada	482,157	13.8	382,090	12.9	424,457	15.0
Central, South America and Mexico	253,667	7.3	208,622	7.1	221,067	7.9
Africa and the Middle East	294,623	8.4	243,170	8.2	183,880	6.6

	$3,500,335	100%	$2,955,524	100%	$2,807,211	100%

The following table sets forth revenue attributable to individual countries represent at least 10% of total revenue based on each airline’s principal place of business for the years indicated (2004 United States is shown for comparison:

	2005		2004		2003
	Amount	%	Amount	%	Amount	%

France	$442,402	12.6%	$351,394	11.9%	$326,010	11.6%
China	423,445	12.1	357,512	12.1	308,204	11.0
United States	389,536	11.1	236,353	8.0%	310,126	11.0

  Currency Risk

We attempt to minimize our currency and exchange risks by negotiating most of our aircraft leases in U.S. Dollars. Some of our leases, however, are negotiated in Euros to meet the needs of a growing number of airlines. We have hedged the majority of future lease payments receivable through 2010. The remainder of Euro denominated leases receivable are partly used as an economic hedge against $40,000 of our Euro denominated debt obligations maturing in 2007. We bear risk of receiving less U.S. Dollar rental revenue on lease payments not hedged and incurring future currency losses on cash held in Euros if the value of the Euro deteriorates against the U.S. Dollar. Foreign currency translation gain (loss) has not been material to our consolidated financial statements to date.

  Employee Benefit Plans

Our employees participate in various benefit plans sponsored by AIG, including a noncontributory qualified defined benefit retirement plan, various stock option and purchase plans and a voluntary savings plan (401(k) plan). Charges in the amounts $2,488 (2005), $1,394 (2004) and $305 (2003), for our allocated cost of those plans are included in “Selling, general and administrative” on our Consolidated Statements of Income.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note J — Other Information (Continued)

AIG’s U.S. plans do not separately identify projected benefit obligations and plan assets attributable to employees of participating affiliates. AIG’s projected benefit obligations exceeded the plan assets at December 31, 2005 by $569 million.

Note K — Commitments and Contingencies

  Aircraft Orders

At December 31, 2005, we had committed to purchase 338 new and used aircraft scheduled to deliver from 2006 through 2015 at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $23.3 billion. We also had options to purchase an additional 16 new aircraft at an estimated aggregate purchase price of $1.5 billion. Most of these purchase commitments and options to purchase new aircraft are based upon master agreements with each of The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”). The recorded basis of aircraft may be adjusted upon delivery to reflect notional credits given by the manufacturers in connection with the leasing of aircraft.

The Boeing aircraft (models 737, 747, 777 and 787), and the Airbus aircraft (models A318, A319, A320, A321, A330, A340, A350 and A380) are being purchased pursuant to agreements executed by us and Boeing or Airbus. These agreements establish the pricing formulas (which include certain price adjustments based upon inflation and other factors) and various other terms with respect to the purchase of aircraft. Under certain circumstances, we have the right to alter the mix of aircraft type ultimately acquired. As of December 31, 2005, we had made non-refundable deposits (exclusive of capitalized interest) on the aircraft which we have committed to purchase of approximately $421,000 and $548,000 with Boeing and Airbus, respectively.

Management anticipates that a significant portion of the aggregate purchase price will be funded by incurring additional debt. The exact amount of the indebtedness to be incurred will depend upon the actual purchase price of the aircraft, which can vary due to a number of factors, including inflation, and the percentage of the purchase price of the aircraft which must be financed.

  Asset Value Guarantees

We have guaranteed a portion of the residual value of 20 aircraft to financial institutions. These guarantees expire at various dates through 2013 and generally provide for us to pay the difference between the fair market value of the aircraft and the guaranteed value up to certain specified amounts, or, at our option, purchase the aircraft for the guaranteed value. At December 31, 2005, the maximum exposure if we were to pay under such guarantees was $58,889. In addition, we have written put options for 11 aircraft in the amount of $343,550. Management regularly reviews the underlying values of the collateral aircraft, to determine the exposure under these guarantees and options. At December 31, 2004, we recorded a $5,600 loss contingency related to certain exercised put options. We have adopted FIN 45 for guarantees entered into after December 31, 2002. Guarantees in the amounts of $10,037 (2005) and $5,507 (2004), are included in “Accrued interest and other liabilities” on our Consolidated Balance Sheets.

  Other Guarantees

We have guaranteed certain obligations for entities in which we have an investment. We had guaranteed loans at December 31, 2005, all but one collateralized by aircraft. As a result of our adoption of FIN 46, we consolidate all but one of the entities with loan guarantees collateralized by aircraft. Assets in the amount of $138,277 (2005) and $152,417 (2004) and liabilities in the amount of $65,197 (2005) and $70,886 (2004) related to these entities are included in our Consolidated Balance Sheets. The loan balances of the entities that are not consolidated was $48,444 and $39,282 at December 31, 2005 and 2004, respectively.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note K — Commitments and Contingencies (Continued)

We had guaranteed obligations to ATA in connection with a global aircraft lease transaction entered into in 2000 for a total of 14 aircraft. In 2004, we recorded a charge to income in the amount of $25,026 related to the guarantee after ATA filed for bankruptcy on October 26, 2004. The liability is in the form of a derivative to which we became a counterparty. Net payments made/received has been recorded in income and the derivative is reported in our Consolidated Balance Sheets at fair value.

  Stand by Lines of Credit

We have extended unsecured lines of credit to two entities in the amount of $60,000. At December 31, 2005 one of the entities had drawn $10,000 on its unsecured line of credit. The amount is included in “Notes receivable” on our Consolidated Balance Sheets.

  Leases

We have operating leases for office space and office equipment extending through 2015. Rent expense was $9,333 (2005), $13,216 (2004) and $3,575 (2003). Commitments for minimum rentals under the noncancelable leases at the end of 2004 are as follows:

2006	$8,635
2007	8,952
2008	9,303
2009	9,594
2010	9,969
Thereafter	47,574

Total	$94,027

  Contigencies

“In connection with the January 3, 2004 crash of our 737-300 aircraft on lease to Flash Airlines in Egypt, lawsuits filed by the families of 124 of the 148 victims on the flight against us, Boeing, Honeywell International Inc and Parker-Hannifin Corporation in the Court of First Instance at Bobigny in France. These plaintiffs have also sued Flash Airlines and its insurer in the same French court. In addition, lawsuits have been filed by the families of two of the victims on the flight against the Company, Ozark Aircraft Systems LLC and several individuals (including one ILFC employee) in the U.S. District Court for the Western District of Arkansas. We believe the Company is adequately covered in all of these cases by the liability insurance policies carried by Flash Airlines and has substantial defenses to the actions. We do not believe the outcome of these lawsuits will have a material effect on our liquidity, financial condition or results of operations.”

Between December 2001 and March 2003, we restructured the ownership of aircraft in certain lease transactions in Australia. The Australian Tax Office (“ATO”) has investigated how the goods and services tax laws of Australia (“GST”) relate to these transactions. In September 2004, we filed a Summons in the Supreme Court of New South Wales seeking declaratory relief affirming our positions on the technical GST aspects of the restructurings. In April 2005, the ATO issued their final compliance report and assessments against both ILFC Australia (“ILFCA”) and Interlease Aircraft Trading (“IATC”), both wholly owned subsidiaries of ILFC and parties to the restructuring. The assessments were made for the full tax credits claimed, including penalties and interest against both parties. Our request for declaratory relief was dismissed as a result of the assessments issued. In November 2005, our appeal of the dismissal was denied. Management believes that there are substantial arguments in support of our position and we have appealed the assessments. In January 2006, the ATO began recovery

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note K — Commitments and Contingencies (Continued)

proceedings against ILFCA to collect the outstanding assessments, and have initiated activities to stay the recovery proceeding and settle the matter. A charge in the amount of $38,275 is included in Other expenses in our 2005 Consolidated Statement of Income. In March 2006, we reached an agreement in principle to settle all outstanding matters with the ATO. The settlement approximates amounts accrued as of December 31, 2005.

We are also a party to various other claims and matters of litigation incidental to the normal course of our business. We believe that the final resolution of these matters will not have a material adverse effect on our financial position, cash flows or results of operations.

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

We recorded hedge ineffectiveness in interest expense related to cross currency fair value hedges in the amount of $3,094 (2005), $1,097 (2004), and $700 (2003) and related to cash flow hedges in the amount of $777 (2005), $515 (2004) and $0 (2003). The Company recorded $(10,427) (2005), $5,495 (2004) and (29,020) (2003) in interest expense related to derivative instruments that does not qualify for hedge treatment under SFAS 133.

During the twelve months ended December 31, 2005, 2004 and 2003, the Company recorded the following income (loss) in earnings in accordance with SFAS 133:

	2005	2004	2003

Related to non-hedging instruments:
Changes in fair value of non-hedging instruments	$10,427	$12,201	$(29,020)
Changes in fair value of previously designated fair value hedging relationships no longer effective	—	(381,572)	—
Offsetting changes in fair value of the previously designated hedged item	3,800	374,866	—
Related to designated fair value hedging relationships:
Changes in fair value of hedging instruments	(175,297)	—	152,969
Offsetting changes in fair value of hedged items	172,203		(153,685)
Ineffectiveness of cash flow hedges	(777)	515	—

Total effect on earnings	$10,356	$6,010	$(29,736)

At December 31, 2005 and 2004, the Company’s accumulated other comprehensive income (loss) consisted of the following:

	2005	2004

Cumulative cash flow hedge loss adjustment, net of tax	$90,445	$19,959
Mark to market of securities held for sale, net of tax	1,270	2,866

Total accumulated other comprehensive income (loss)	$91,715	$22,825

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note L — Derivative Financial Instruments (Continued)

During the year ended December 31, 2005, $21,482 (net) was reclassified from accumulated other comprehensive income to interest expense when interest was paid or received on the Company’s cash flow hedges. The Company estimates that within the next twelve months it will amortize into earnings $7,134 of the pre-tax balance in accumulated other comprehensive income (loss) under cash flow hedge accounting in connection with the Company’s program to convert debt from floating to fixed rates.

Credit risk exposure arises from the potential that the counterparty may not perform under these derivative transactions. The counterparty for all of our derivatives is AIGFP, a related party. The derivatives are subject to a bilateral security agreement which, in certain circumstances, may allow one party to the agreement to require the second party to the agreement to provide collateral. We executed $2,790,419 and $1,780,582 notional amount of derivative instruments with AIGFP during 2005 and 2004, respectively.

Failure of AIGFP to perform under the agreement with respect to these transactions would have a material effect on our results of operations.

Note M — Fair Value Disclosures

We used the following methods and assumptions in estimating our fair value disclosures for financial instruments:

Cash:  The carrying value reported on the balance sheet for cash and cash equivalents approximates its fair value.

Notes receivable: The fair values for notes receivable are estimated using discounted cash flow analyses, using the prime rate plus 1%, except for floating rate notes where carrying value approximates fair market value.

Investments: It was not practicable to determine the fair value of the investments that we account for under the cost or equity method because of the lack of a quoted market price and their relative immateriality to our financial statements. The carrying amount of these investments at December 31, 2005 represents the original cost or original cost plus our share of earnings of the investment. For investments in marketable securities, we used a quoted market price in determining the fair value.

Debt financing: The carrying value of our commercial paper, floating rate term debt and term debt maturing within one year approximates its fair value. The fair value of our long-term debt is estimated using discounted cash flow analyses, based on our spread to U.S. Treasury bonds for similar debt at year-end.

Derivatives: Fair values were based on the use of AIGFP valuation models that utilize among other things, current interest, foreign exchange and volatility rates, as applicable.

Guarantees: As of December 31, 2005, our maximum commitment under the guarantees was $58,889. It is not practical to determine the fair value of such guarantees. Management regularly reviews the underlying values of the collateral aircraft, to determine the exposure under these guarantees. We have adopted FIN 45 for guarantees entered into after December 31, 2002. Guarantees are included in “Accrued interest and other liabilities” on our Consolidated Balance Sheets.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note M — Fair Value Disclosures (Continued)

The carrying amounts and fair values of the Company’s financial instruments at December 31, 2005 and 2004 are as follows:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	of Asset	of Asset	of Asset	of Asset
	(Liability)	(Liability)	(Liability)	(Liability)

Cash	$157,960	$157,960	$99,747	$99,747
Notes receivable	181,951	153,829	212,273	211,692
Investments	20,313	20,313	22,979	22,979
Debt financing (including foreign currency adjustment and capital lease obligations (2004) and excluding debt discount)	(26,340,121)	(26,650,800)	(24,420,907)	(24,750,855)
Derivative assets	293,576	293,576	1,191,602	1,191,602
Derivative liabilities	(49,549)	(49,549)	(38,810)	(38,810)
Guarantees	(10,037)	(10,037)	(5,507)	(5,507)

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

We recorded gains, net of expenses, in the amounts of $32,854 (2004) and $23,245 (2003) related to the transactions. The gains are included in “Flight equipment marketing — securitization” in our Consolidated Statements of Income. We continue to manage the aircraft sold to the trusts for a fee. At December 31, we recorded management fees in the amounts of $9,833 (2005), $10,209 (2004) and $1,291 (2003) in income related to management services provided to the trusts and $34 (2005) and $1,600 (2004) accounts receivable related to the management of those aircraft is included in “Accrued interest, other receivables and other assets” on our Consolidated Balance Sheet.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note O — Quarterly Financial Information (Unaudited)

ILFC has set forth below selected quarterly financial data for the years ended December 31, 2005 and 2004. The following quarterly financial information for each of the three months ended and at March 31, June 30, September 30, and December 31, 2005 and 2004 is unaudited.

	Quarter
	First	Second	Third	Fourth		Total

Fiscal 2005
Total Revenues	$828,824	$893,686	$947,569	$958,472		$3,628,551
Pre-tax Income	189,018	183,917	174,231	103,240	(a)	650,406
Net Income	128,922	123,557	120,919	49,562	(b)	422,960
Fiscal 2004
Total Revenues	$762,895	$779,524	$806,427	$811,040		$3,159,886
Pre-tax Income	189,744	173,617	187,996	116,750		668,107
Net Income	129,108	118,737	127,386	86,775		462,006

(a)	In the fourth quarter of 2005, we accrued $16.9 million of additional overhaul revenue based on estimated hours flown, net of overhaul provision. Previously such revenues have been recorded when received. As discussed in Note K, in the fourth quarter of 2005, we recorded a charge of $38,275 to settle the Australian Tax Office assessment.

(b)	As discussed in Note I, in the fourth quarter we recorded additional tax expense of $36,587 related to audit and other adjustments.

Report of Independent Registered Public Accounting Firm
on
Financial Statement Schedule

To the Shareholders and Board of Directors
of International Lease Finance Corporation:

Our audits of the consolidated financial statements referred to in our report dated March 14, 2006 appearing in this Annual Report on Form 10-K of International Lease Finance Corporation also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Los Angeles, California

March 14, 2006

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

COL. A	COL. B	COL. C		COL. D	COL. E
		ADDITIONS
			Charged to
	Balance at	Charged to	Other
	Beginning of	Costs and	Accounts —	Deductions —	Balance at
Description	Period	Expenses	Describe	Describe(a)	End of Period
	(Dollars in thousands)

Reserve for overhaul:
Year ended December 31, 2005	$67,849	$260,008		$185,804	$142,053
Year ended December 31, 2004	$68,900	$164,322		$165,373	$67,849
Year ended December 31, 2003	$118,244	$112,581		$161,925	$68,900

(a)	Reimbursements to lessees for overhauls performed and amounts transferred to buyers for aircraft sold.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2006

INTERNATIONAL LEASE FINANCE CORPORATION

By	/s/ STEVEN F. UDVAR-HAZY
Steven F. Udvar-Hazy
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ STEVEN F. UDVAR-HAZY Steven F. Udvar-Hazy	Chairman of the Board and Chief Executive Officer	March 16, 2006

/s/ LESLIE L. GONDA Leslie L. Gonda	Director, Chairman of the Executive Committee	March 16, 2006

/s/ JOHN L. PLUEGER John L. Plueger	Director, President and Chief Operating Officer	March 16, 2006

/s/ LOUIS L. GONDA Louis L. Gonda	Director	March 16, 2006

/s/ MARTIN J. SULLIVAN Martin J. Sullivan	Director	March 16, 2006

/s/ WILLIAM N. DOOLEY William N. Dooley	Director	March 16, 2006

/s/ STEVEN J. BENSINGER Steven J. Bensinger	Director	March 16, 2006

/s/ ALAN H. LUND Alan H. Lund	Director, Vice Chairman, Chief Financial Officer and Chief Accounting Officer	March 16, 2006

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