Form 10-Q
period 2006-03-31
INTERNATIONAL LEASE FINANCE CORP
filed 2006-05-12
CIK 714311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Registrant’s telephone number, including area code: (310) 788-1999
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
                         Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     As of April 30, 2006, there were 45,267,723 shares of Common Stock, no par value, outstanding.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Cash, including interest bearing accounts of $169,799 (2006) and $155,953 (2005)	$174,560	$157,960
Current income taxes	170,760	148,399
Notes receivable, net of allowance, and net investment in finance leases	516,039	490,422
Flight equipment under operating leases	43,687,609	42,067,504
Less accumulated depreciation	7,624,618	7,318,572

	36,062,991	34,748,932
Deposits on flight equipment purchases	1,176,367	1,148,462
Other assets	452,181	289,979
Derivative assets	448,104	293,576
Investments	18,891	20,313
Variable interest entities assets	134,531	138,277
Deferred debt issue costs — less accumulated amortization of $69,234 (2006) and $65,377 (2005)	98,979	93,551

	$39,253,403	$37,529,871

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued interest and other payables	$469,178	$351,221
Tax benefit sharing payable to AIG	245,000	245,000
Debt financing, net of deferred debt discount of $40,510 (2006) and $38,882 (2005)	26,368,065	25,104,165
Junior subordinated debentures	1,000,000	1,000,000
Foreign currency translation adjustment related to foreign currency denominated debt denominated debt	328,339	197,074
Derivative liabilities	13,780	49,549
Security and other deposits on flight equipment	1,100,755	1,071,676
Rentals received in advance	216,204	187,957
Deferred income taxes	3,160,584	3,075,545
Variable interest entities liabilities	45,118	65,197
SHAREHOLDERS’ EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B each having 500 shares issued and outstanding	100,000	100,000
Common stock—no par value; 100,000,000 authorized shares, 45,267,723 issued and outstanding	1,053,582	1,053,582
Paid-in capital	587,367	587,484
Accumulated other comprehensive (loss) income	100,559	91,715
Retained earnings	4,464,872	4,349,706

Total shareholders’ equity	6,306,380	6,182,487

	$39,253,403	$37,529,871

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Dollars in thousands)

	2006	2005
	(Unaudited)
REVENUES
Rental of flight equipment	$897,081	$798,101
Flight equipment marketing	18,813	15,561
Interest and other	21,002	15,162

	936,896	828,824

EXPENSES
Interest	286,793	240,406
Depreciation of flight equipment	363,795	318,891
Provision for overhauls	53,139	44,143
Rent Expense	5,468	—
Selling, general and administrative	43,705	36,366

	752,900	639,806

INCOME BEFORE INCOME TAXES	183,996	189,018
Provision for income taxes	58,516	60,096

NET INCOME	$125,480	$128,922

See notes to condensed consolidated financial statements

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Dollars in thousands)

	2006	2005
	(Unaudited)
NET INCOME	$125,480	$128,922

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Net changes in cash flow hedges (net of taxes in the amounts of $4,747 (2006) and $27,116 (2005))	8,816	50,358
Change in unrealized appreciation on securities available for sale (net of taxes in the amounts of $15 (2006) and $78 (2005))	28	(145)

	8,844	50,213

COMPREHENSIVE INCOME	$134,324	$179,135

See notes to condensed consolidated financial statements

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Dollars in thousands)

	2006	2005
	(Unaudited)
OPERATING ACTIVITIES
Net income	$125,480	$128,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	363,795	318,891
Deferred income taxes	80,277	110,954
Change in derivative instruments	(176,735)	285,452
Foreign currency adjustment of cash and non-US$ denominated debt	129,829	(281,145)
Amortization of deferred debt issue costs	7,468	8,507
Other	3,003	—
Changes in operating assets and liabilities:
Other assets	(121,414)	19,949
Change in current income taxes	(22,361)	(50,831)
Increase in accrued interest and other payables	97,878	73,595
Increase in rentals received in advance	28,247	11,994
Change in unamortized debt discount	(1,629)	(7,923)
Other	5,962	5,426

Net cash provided by operating activities	519,800	623,791

INVESTING ACTIVITIES
Acquisition of flight equipment for operating leases	(1,878,077)	(2,209,516)
Increase in deposits and progress payments	(27,905)	(133,605)
Proceeds from disposal of flight equipment — net of gain	163,181	20,975
Advances on notes receivable	(48,616)	(6,500)
Collections on notes receivable and finance leases	14,987	11,874
Other	396	(2,557)

Net cash used in investing activities	(1,776,034)	(2,319,329)

FINANCING ACTIVITIES
Net change in commercial paper	303,821	1,785,319
Proceeds from debt financing	1,701,498	973,146
Payments in reduction of debt financing and capital lease obligations	(739,790)	(1,196,501)
Debt issue costs	(12,896)	(14,672)
Increase in customer deposits	29,079	128,351
Payment of common and preferred dividends	(10,314)	(10,976)

Net cash provided by financing activities	1,271,398	1,664,667

Effect of exchange rate changes on cash	1,436	(2,189)
Net increase (decrease) in cash	15,164	(30,871)
Cash at beginning of period	157,960	99,747

Cash at end of period	$174,560	$66,687

(Table continued on following page)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Dollars in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2006	2005
	(Unaudited)
Cash paid (received) during the period for:
Interest (net of amount capitalized of $13,504 (2006) and $14,507 (2005))	$245,143	$167,645
Income taxes, net	599	(28)
2006
Certain payments from aircraft and engine manufacturers in the amount of $37,042 reduced the basis of Flight equipment under operating leases and increased Other assets.
2005
Notes receivable in the amount of $13,286 were used as partial payment for the acquisition of aircraft.
Aircraft previously accounted for as operating leases were converted into sales-type leases in the amount of $19,228.
$5,179 was reclassified from Retained earnings to Paid-in capital as a result of an adjustment for certain prior period compensation costs related to an incentive plan of ILFC’s parent, American International Group Inc. (“AIG”).
Certain payments from aircraft and engine manufacturers in the amount of $91,515 reduced the basis of Flight equipment under operating leases and increased Other assets.
See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)
A.	Basis of Preparation
     International Lease Finance Corporation (“the Company,” “ILFC,” “management,” “we,” “our,” “us”) is an indirect wholly owned subsidiary of American International Group, Inc. (“AIG”). AIG is a holding company, which through its subsidiaries is primarily engaged in a broad range of insurance and insurance-related activities in the United States and abroad. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements include our accounts, accounts of all other entities in which we have a controlling financial interest, as well as accounts of variable interest entities in which we are the primary beneficiary as defined by Financial Accounting Standards Board Interpretation No. 46R “Consolidation of Variable Interest Entities.” All material intercompany accounts have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. In addition to normal recurring accruals, the adjustments include correction of an error reducing lease revenue by $18.9 million, which relates to additional lease subsidy liabilities on aircraft previously sold. The effect was not material for any prior period. Certain reclassifications have been made to the 2005 unaudited condensed consolidated financial statements to conform to the 2006 presentation. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.
B.	Hedging Activities
     We use derivatives to manage exposures to interest rate and foreign currency risks and we account for derivatives in accordance with Statement of Financial Accounting Standards Board No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). During the three months ended March 31, 2006 and 2005, we recorded the following in interest expense:

	March 31, 2006	March 31, 2005
	(Dollars in thousands)
(Income) loss related to derivative instruments:
Change in fair value of derivative instruments with no hedge accounting treatment under SFAS 133	$(75,688)	$(15,558)
Offsetting change in value of foreign denominated debt related to contracts with no hedge accounting treatment under SFAS 133	31,927	—
Change in fair value of derivative instruments accounted for as fair value hedges	(19,105)	62,179
Offsetting change in value of foreign denominated debt related to fair value hedges	19,156	(61,134)
Change in value of foreign denominated debt related to cash flow hedges	78,904	(219,507)
Offsetting reclassification to Accumulated Other Comprehensive Income of the change in value of foreign denominated debt related to cash flow hedges	(78,904)	219,507
Ineffectiveness related to cash flow hedges	(1,551)	(361)

	$(45,261)	$(14,874)

     During the three months ended March 31, 2006, $4.6 million (net) was reclassified from Accumulated other comprehensive (loss) income to Interest expense when interest was paid or received on our cash flow hedges. We estimate that within the next twelve months we will amortize into earnings approximately $10.9 million of the pre-tax balance in Accumulated other comprehensive (loss) income under cash flow hedge accounting in connection with our program to convert debt from floating to fixed interest rates.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2006
(Unaudited)
C.	Management Fees from Related Party
     We sold 37 aircraft to a trust in 2003 and sold an additional 34 aircraft to another trust in 2004. The trusts were primarily funded by other subsidiaries of AIG and are consolidated by AIG. We continue to manage the aircraft sold to the trusts for a fee. For the three months ended March 31, 2006 and 2005, we recorded fees related to the management of these aircraft in the amounts of $2.4 million and $2.5 million in Interest and other in our Condensed Consolidated Statements of Income. Accrued interest and other on our Condensed Consolidated Balance Sheets include receivables from those entities in the amounts of $97,000 at March 31, 2006, and $34,000 at December 31, 2005.
D.	Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 123R “Share-Based Payment”. This standard is a revision of SFAS 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the share-based payment. We participate in AIG’s share-based payment programs, and AIG allocates to us our share of the calculated costs. Effective January 1, 2006, AIG adopted SFAS 123R utilizing the binominal model to calculate the fair value of stock option grants. The model uses ten years of historical exercise behavior to account for the early exercise of employee options and five years of historical stock price data to infer the implied volatility. At March 31, 2006, our employees participated in the following stock-based compensation plans:
•	AIG Stock Option Plan

Certain key employees of AIG and its subsidiaries and members of the AIG Board of Directors can be granted options to purchase a maximum of 45,000,000 shares of AIG common stock in the aggregate at prices not less than fair market value at the grant date. The maximum number of shares that may be granted to any one grantee is limited to 900,000 in any one year. Options generally vest over four years (25 percent vesting per year) and expire 10 years from the date of grant.

•	AIG Stock Incentive Plan

Equity-based or equity-related awards with respect to shares of AIG common stock can be issued to employees of AIG and its subsidiaries in any year up to a maximum of that number of shares equal to (a) 1,000,000 shares plus (b) the number of shares available but not issued in the prior calendar year. The maximum award that a grantee may receive under the plan per year is rights with respect to 250,000 shares.

•	AIG Employee Stock Purchase Plan

Eligible employees (those employed at least one year) of AIG and its subsidiaries may be granted the right to purchase up to an aggregate of 10,000,000 shares of AIG common stock at a price equal to 85 percent of the fair market value on the date of the grant of the purchase privilege. Purchase privileges are granted quarterly and are limited to the number of whole shares that can be purchased on an annual basis by an amount equal to the lesser of 10 percent of an employee’s annual salary or $10,000.

•	SICO Deferred Compensation Profit Participation Plans

Starr International Company, Inc. (SICO) has provided a series of two-year Deferred Compensation Profit Participation Plans to certain employees of AIG and its subsidiaries (SICO Plans). The SICO Plans provide that shares of AIG common stock currently held by SICO are set aside for the benefit of the participant and distributed upon retirement. The SICO Board of Directors currently may permit an early payout of units under certain circumstances.

•	2005-2006 AIG Deferred Compensation Profit Participation Plan (AIG DCPPP)

The AIG DCPPP provides equity-based compensation to key employees of AIG and its subsidiaries. The AIG DCPPP is modeled on the SICO Plans.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2006
(Unaudited)
     Under SFAS 123R, we recorded $707,177 for the three months ended March 31, 2006 for our participation in AIG’s share-based payment programs. Under SFAS 123, we recorded $506,256 for the three months ended March 31, 2005.
E.	Subsequent Events
     Between December 2001 and March 2003, we restructured the ownership of aircraft in certain lease transactions in Australia. The Australian Tax Office (“ATO”) has investigated how the goods and services tax laws of Australia (“GST”) relate to these transactions. In September 2004, we filed a Summons in the Supreme Court of New South Wales seeking declaratory relief affirming our positions on the technical GST aspects of the restructurings. In April 2005, the ATO issued their final compliance report and assessments against both ILFC Australia (“ILFCA”) and Interlease Aircraft Trading (“IATC”), both wholly owned subsidiaries of ILFC and parties to the restructuring. The assessments were made for the full tax credits claimed, including penalties and interest against both parties. Our request for declaratory relief was dismissed as a result of the assessments issued. In November 2005, our appeal of the dismissal was denied. In January 2006, the ATO began recovery proceedings against ILFCA to collect the outstanding assessments, and initiated activities to stay the recovery proceeding and settle the matter.
     In the second quarter of 2006, we settled all outstanding matters with the ATO. The settlement of $62.0 million was approximately equal to amounts accrued in prior quarters. There was no effect on income related to the settlement for the period ended March 31, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Forward-Looking Statements
     This quarterly report on Form 10-Q contains or incorporates statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the state of the airline industry, the Company’s access to the capital markets, the Company’s ability to restructure leases and repossess aircraft, the structure of the Company’s leases, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company’s financial condition or results of operations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and “should” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or industry results to vary materially from the Company’s future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, the risk factors described and referred to in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Industry Conditions” and “Item 1A. Risk Factors,” and general industry economic and business conditions, which will, among other things, affect demand for aircraft, availability and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives, and environmental and safety requirements. The Company will not update any forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Overview and Industry Condition
     International Lease Finance Corporation (“the Company”, “management”, “ILFC,” “we”, “our”, “us”) primarily acquires new jet transport aircraft from The Boeing Company, or Boeing, and Airbus S.A.S., or Airbus, and leases these aircraft to airlines throughout the world. In addition to our leasing activity, we sell aircraft from our leased aircraft fleet to other leasing companies, financial services companies and airlines. In some cases, we provide fleet management services to investors, owners of aircraft portfolios for a management fee. From time to time we provide asset value guarantees and loan guarantees to the buyers of aircraft or to financial institutions for a fee. We also remarket and sell aircraft owned or managed by others for a fee.
     As of March 31, 2006, we owned 773 aircraft, had ten aircraft in the fleet that were classified as finance leases, and provided fleet management services for 103 aircraft. We have contracted with Airbus and Boeing to buy 307 new aircraft for delivery through 2015 with an estimated purchase price of $21.4 billion, 43 of which will deliver during the second quarter of 2006. The recorded basis of aircraft may be adjusted upon delivery to reflect notional credits given by the manufacturers to support the leasing of aircraft.
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
     Despite rising fuel prices which significantly impacted the airline industry during 2005, and continue to negatively impact it in 2006, overall industry trends in 2005 and the first quarter of 2006 showed continued improvement, particularly outside the United States. As a result, we see an increase in demand for newer, modern, fuel-efficient aircraft which comprise the bulk of our fleet, and an overall strengthening of lease rates. Although lease rates strengthened during 2005, and continue to strengthen in 2006, there is a lag between changes in market conditions and their impact on our results, as contracts signed during times of lower lease rates are still in effect, including a number of new aircraft that delivered in 2005. Therefore, the improvement in the airline industry has yet to be completely reflected in our financial performance. We believe we are well positioned in the current industry environment with signed lease agreements for all of our 2006 deliveries of new aircraft, and all aircraft in our existing fleet are placed with airlines at March 31, 2006. We are also experiencing an increased level of interest from third party investors and debt providers regarding the purchase of aircraft from our fleet. During the first quarter of 2006, we sold three aircraft to third parties, two of which were in the form of sale-leaseback transactions.
     Our primary source of revenue is from operating leases. One measure of profitability we use is a ratio called Lease Margin (see “Item 2. Management’s Discussion and Analysis – Non-GAAP Financial Measures”). Our lease margin for the three months ended March 31, 2006, decreased 3.85% compared to the same period in 2005. The primary reasons for the decline are (i) charges related to additional provision on notes receivable from previous Varig restructurings and a write-off of straight-line rents on aircraft leased to ATA and returned prior to the contracted lease termination date; (ii)accrued lease subsidies on aircraft previously sold; and (iii) increasing interest rates starting to affect our margins. Our 2006 quarterly average composite borrowing rate increased 0.64% to 5.06% compared to the same period in 2005. Increasing interest rates, along with other risk factors, may impact our future results.
     We have received tax benefits under the Foreign Sales Corporation (“FSC”) law and its successor regime, the Extraterritorial Income Act (“ETI”). In October 2004, Congress passed a bill, the American Jobs Creation Act of 2004, repealing the corporate export tax benefits under the ETI, after the World Trade Organization (“WTO”) ruled the export subsidies were illegal. Under the bill, ETI export tax benefits for corporations will be phased out in 2006 and cease to exist for the year 2007. On January 26, 2006, the WTO ruled that the American Jobs Creation Act fails to fully implement the recommendations from the Dispute Settlement Body as long as it includes transitional and grandfathering measures. We expect our effective tax rate to rise to a rate consistent with the “expected” statutory rate as these benefits cease to exist.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     We derive approximately 90% of our revenues from airlines outside the United States. A key factor in our success has been a concentrated effort to maximize our lease placements in regions that are strengthening, such as in Asia, Europe and the Middle East, and to minimize placements in regions that are under stress, such as the United States. We have no aircraft on lease to United Airlines, Delta, or Northwest Airlines.
     On June 17, 2005, one of our customers, Varig S.A., or Varig (lessee of eleven aircraft), filed for bankruptcy protection under Brazilian Bankruptcy Law. Revenues from rentals of flight equipment for the quarter ended March 31, 2006, include $13.1 million of revenue from Varig. Varig is still operating but is not currently meeting all rental obligations under the leases, and we have filed a stipulation with the court to enforce its order against Varig to keep current on the leases or return the aircraft. If Varig returns the aircraft, we will be required to remarket those aircraft and may incur costs related to re-leasing those aircraft. In the first quarter of 2006, we took a charge in the amount of $8.8 million related to receivables of restructured rents from Varig. The charge is included in Selling, general and administrative on the March 31, 2006 Condensed Consolidated Statements of Income.
     One of our customers, Independence Air, Inc. (lessee of eight aircraft), filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on November 7, 2005, and ceased operations in January 2006. All aircraft previously leased to Independence Air, Inc. were subsequently leased to other airlines.
     While neither AIG nor any of its subsidiaries is a co-obligor or guarantor of our debt securities, circumstances affecting AIG can have an impact on us. For example, concurrent with the most recent ratings actions taken by Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”) and Fitch, Inc. (“Fitch”) with respect to AIG, the following ratings actions were taken or statements were made with respect to our ratings: (i) S&P retained our long-term debt rating at AA- on Negative Long Term Rating Outlook and our short-term rating at A-1+; (ii) Moody’s affirmed our (A1/Stable/P-1) rating with a Stable outlook; and (iii) Fitch affirmed our long-term rating at A+ and short-term rating at F-1. Accordingly, we can give no assurance that any further changes in circumstances related to AIG would not impact us.
Critical Accounting Policies and Estimates
     Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim periods. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates and judgments, including those related to revenue, depreciation, overhaul reserves, and contingencies. The estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.
     We believe that the following critical accounting policies can have a significant impact on our results of operations, financial position and financial statement disclosures, and may require subjective and complex estimates and judgments:
•	Lease Revenue

•	Flight Equipment Marketing

•	Flight Equipment

•	Capitalized Interest

•	Provision for Overhauls

•	Derivative Financial Instruments
     For a detailed discussion on the application of these accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Financial Condition
     We borrow funds to purchase new and used flight equipment, including funds for progress payments during aircraft construction, and to pay off maturing debt obligations. These funds are borrowed principally on an unsecured basis from various sources. During the three months ended March 31, 2006, we borrowed $1.7 billion (excluding commercial paper) and $0.5 billion was provided by operating activities. As of March 31, 2006, we have committed to purchase 307 new aircraft from Airbus and Boeing at an estimated aggregate purchase price of $21.4 billion for delivery through 2015. We also hold options to purchase 16 additional new aircraft at an estimated aggregate purchase price of approximately $1.5 billion. The recorded basis of aircraft may be adjusted to reflect notional credits given by the manufacturers in connection with the leasing of aircraft. We currently expect to fund expenditures for aircraft and to meet liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements.
     Our borrowing strategy contemplates that we will, over time, have approximately 15% or less of our debt, excluding commercial paper, maturing in any one year. Management continues to explore new funding sources and ways to diversify our investor base. Our debt financing and capital lease obligations were comprised of the following at the following dates:

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Public term debt with single maturities	$13,813,700	$13,813,700
Public medium-term notes with varying maturities	5,356,833	4,689,365
Bank and other term debt	4,308,813	4,014,573
Junior subordinated debentures	1,000,000	1,000,000

Total term debt, bank debt and junior subordinated debentures	24,479,346	23,517,638

Commercial paper	2,929,229	2,625,409
Deferred debt discount	(40,510)	(38,882)

Total debt financing	$27,368,065	$26,104,165

Selected interest rates and ratio:
Composite interest rate	5.12%	5.00%
Percentage of total debt at fixed rates	80.00%	79.03%
Composite interest rate on fixed rate debt	5.07%	5.03%
Bank prime rate	7.75%	7.25%
     The above amounts represent the anticipated settlement of our currently outstanding debt obligations. Certain adjustments required to present currently outstanding debt obligations have been recorded and presented separately on the balance sheet, including adjustments related to foreign currency and interest rate hedging activities. We have eliminated the currency exposure arising from foreign currency denominated notes by either hedging the notes through swaps or through the offset provided by operating lease payments denominated in the related currency. Foreign currency denominated debt is translated into US dollars using exchange rates as of each balance sheet date. The foreign exchange adjustment for the foreign currency denominated debt was $328.3 million at March 31, 2006, and $197.1 million at December 31, 2005. Composite interest rates and percentages of total debt at fixed rates reflect the effect of derivative instruments.

     ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Public Debt (Exclusive of the Commercial Paper Program)
     The interest on most of the public debt is effectively fixed for the terms of the notes. We have the ability to borrow under various public debt financing arrangements as follows:

	Maximum		Sold as of	Sold as of	Sold as of
	Offering		December 31, 2005	March 31, 2006	April 15, 2006
	(Dollars in millions)
Registration statement dated December 20, 2002 (including $2.88 billion Medium-Term Note Program and $1.0 billion Retail Medium-Term Note Program)	$6,080	(a)	$5,710	$5,710	$5,717

Registration statement dated December 28, 2004 (including $2.0 billion Medium Term Note Program)	7,045	(b)	2,950	4,250	4,250

Euro Medium-Term Note Programme dated September 2005 (c)(d)	7,000		4,979	4,979	4,979

(a)	Includes $1.08 billion, which was incorporated into the registration statement from a prior registration statement, increasing the maximum offering from $5.0 billion to $6.08 billion.

(b)	Includes $2.045 billion, which was incorporated into the registration statement from a prior registration statement, increasing the maximum offering from $5.0 billion to $7.045 billion.

(c)	We have hedged the foreign currency risk of the notes through derivatives or through the offset provided by operating lease payments denominated in the related currency.

(d)	This is a perpetual program. As a bond matures, the principal amount becomes available for new issuances under the program.
Bank Term Debt
     In January 1999, we entered into an Export Credit Facility for up to a maximum of $4.3 billion for aircraft delivered through 2001. The facility was used to fund 85% of each aircraft’s purchase price. This facility is guaranteed by various European Export Credit Agencies. We financed 62 aircraft using $2.8 billion under this facility over ten years with interest rates from 5.753% to 5.898%. We have collateralized the debt by a pledge of the shares of a subsidiary which holds title to the aircraft financed under the facility. At March 31, 2006, $1.2 billion was outstanding under the facility and the net book value of the related aircraft was $2.8 billion.
     From time to time, we enter into funded bank financing arrangements. As of March 31, 2006, we had a total of $1.6 billion outstanding, which have varying maturities through 2011. One tranche of one of the loans totaling $410 million was funded in Japanese yen and swapped to US dollars. The interest rates are LIBOR based with spreads ranging from 0.325% to 1.625%.
     In May 2004, we entered into an Export Credit Facility for up to a maximum of $2.64 billion for Airbus aircraft to be delivered in 2004 and 2005, subsequently extended to include aircraft to be delivered through May 31, 2006. The facility is used to fund 85% of each aircraft’s purchase price. This facility becomes available as the various European Export Credit Agencies provide their guarantees for aircraft based on a six-month forward-looking calendar. The financing is for a ten-year fully amortizing loan per aircraft at an interest rate determined through a bid process. We have collateralized the debt by a pledge of the shares of a subsidiary which holds title to the aircraft financed under this facility. As of March 31, 2006, 26 aircraft were financed under this facility and $1.6 billion was outstanding.
     In August 2004, the Company received a commitment for an Ex-Im Bank comprehensive guarantee in the amount of $1.68 billion to support the financing of up to 30 new Boeing aircraft. The delivery period initially extended from September 1, 2004 through August 31, 2005. We have extended the delivery period to August 31, 2006. As of March 31, 2006, we had not financed any aircraft under this facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Junior Subordinated Debentures
     In December of 2005, we entered into two tranches of junior subordinated debentures totaling $1.0 billion. Both mature on December 21, 2065, but each tranche has a different call option. The $600 million tranche has a call date of December 21, 2010, and the $400 million tranche has a call date of December 21, 2015. The debenture with the 2010 call date has a fixed interest rate of 5.90% for the first five years. The debenture with the 2015 call date has a fixed interest rate of 6.25% for the first ten years. Both tranches have interest rate adjustments if the call option is not exercised. If the call option is not exercised, the new interest rate will be a floating quarterly reset rate based on the initial credit spread plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury.
Commercial Paper
     We currently have a $6.0 billion Commercial Paper Program. Under this program, we may borrow in minimum increments of $100,000 for periods from one day to 270 days. It is our intention to only sell commercial paper to a maximum amount of 75% of the total amount of the backup facilities available (see Bank Commitments). The weighted average interest rate of our commercial paper outstanding was 4.73% at March 31, 2006, and 4.17% at December 31, 2005.
Bank Commitments
     As of March 31, 2006, we had committed revolving loans and lines of credit with an original group of 30 banks aggregating $6.0 billion, including a $2.0 billion 364-day tranche that expires in October of 2006 with a one-year term out option, a $2.0 billion five-year tranche that expires in October of 2009, and a $2.0 billion five-year tranche that expires in October of 2010. These revolving loans and lines of credit provide for interest rates that vary according to the pricing option in effect at the time of borrowing. Pricing options include prime, a range from .25% over LIBOR to 1.85% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The revolving loans and lines of credit are subject to facility fees of up to .10% of amounts available. This financing is used as backup for our maturing debt and other obligations. We expect to replace or extend these credit agreements on or prior to their expiration dates. At March 31, 2006, we had not drawn on our revolving loans and lines of credit.
Other Variable Interest Entities
     We have sold aircraft to entities owned by third parties, and from time to time we have issued asset value guarantees or loan guarantees related to the aircraft sold. Management has determined that ten such entities, each owning one aircraft, are Variable Interest Entities (“VIEs”) in which we are a primary beneficiary, as defined by Financial Accounting Standards Board Interpretation No. 46R (“FIN 46R”). In accordance with FIN 46R, these entities are consolidated into our Condensed Consolidated Balance Sheets. The assets and liabilities of these entities are presented separately on our Condensed Consolidated Balance Sheets. We do not control or own the assets nor are we obligated for the liabilities of these entities.
     We have investments in two VIEs, one in the form of a joint venture and one single purpose corporation (“SPC”). We have determined we are not the primary beneficiary of the VIEs. The joint venture owns one aircraft, which it leases to its primary beneficiary. We account for the VIE as an equity investment. The SPC owns one aircraft, which it leases to an airline. We account for the SPC under the cost method.
     We have not established any other unconsolidated entities for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes, and we do not have any variable interest in the entities that bought two aircraft and leased them back to us in the first quarter of 2006. We have, however, from time to time established subsidiaries, entered into joint ventures or created other partnership arrangements with the limited purpose of leasing aircraft or facilitating borrowing arrangements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Derivatives
     In the normal course of business, we employ a variety of derivative products to manage our exposure to interest rates risks and foreign currency risks. We enter into derivative transactions only to economically hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements and currency swap agreements. At March 31, 2006, we had interest rate derivative contracts and foreign exchange derivative contracts that we accounted for as cash flow hedges in accordance with SFAS 133. In addition, we had two foreign exchange derivative contracts we accounted for as fair value hedges in accordance with SFAS 133. We also had economic hedges, for which we did not apply hedge accounting under SFAS 133 for the following reasons:
•	Contracts entered into with the intention of (i) fixing the interest rate on our bank term debt or (ii) fixing the interest rate and swapping the foreign currency into US dollars on our Euro denominated debt. The contracts do not qualify for hedge accounting because our hedge documentation was deemed insufficient.

•	A contract entered into with the intention to hedge the interest rate on our capital lease obligations, where the debt and the contract dates were slightly different and thereby the hedge was deemed not to be highly effective, as defined by SFAS 133.

•	One contract we obtained as a result of an exercise of a guarantee and it has no hedged item.
     When interest rate and foreign currency swaps are effective as accounting hedges under the technical requirements of SFAS 133, they offset the variability of expected future cash flows or changes in the fair values of assets and liabilities, both economically and for financial reporting purposes. We have historically used such instruments to effectively mitigate foreign currency and interest rate risks. The effect of our inability to apply hedge accounting for the swaps is that changes in their fair values must be recorded in earnings each reporting period. As a result, reported net income will be directly influenced by changes in interest rates and currency rates. The related mark to market gains reported in income for the three months ended March 31, 2006, was $43.8 million (net of $31.9 million mark to spot of the Euro debt related to the foreign exchange swap contracts).
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
     The following summarizes our contractual obligations at March 31, 2006, and the possible effect of such obligations on our liquidity and cash flows in future periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Existing Commitments

	Commitments Due by Fiscal Year
	Total	2006	2007	2008	2009	2010	Thereafter
	(Dollars in thousands)
Public and Bank Term Debt	$23,479,346	$3,937,674	$3,998,716	$4,403,993	$3,518,252	$4,002,158	$3,618,553

Commercial Paper	2,929,229	2,929,229	—	—	—	—	—

Junior Subordinated Debentures	1,000,000	—	—	—	—	—	1,000,000
Interest Payments on Debt Outstanding (a)	7,346,452	867,113	996,777	810,164	599,139	394,414	3,678,845

Operating Leases	91,876	6,484	8,952	9,303	9,594	9,969	47,574

Pension Obligations (b)	12,515	1,939	2,209	2,160	2,112	2,064	2,031

Tax Benefit Sharing Agreement Due to AIG	245,000	—	160,000	—	85,000	—	—

Purchase Commitments (c)	21,428,400	4,145,900	5,599,400	4,924,100	2,134,200	1,641,200	2,983,600

Total	$56,532,818	$11,888,339	$10,766,054	$10,149,720	$6,348,297	$6,049,805	$11,330,603

Contingent Commitments

	Contingency Expiration by Fiscal Year
	Total	2006	2007	2008	2009	2010	Thereafter

	(Dollars in thousands)
Purchase Options on New Aircraft (c)	$1,539,700	$—	$131,400	$—	$867,900	$—	$540,400

Put Options (d)	343,550	—	—	—	—	—	343,550

Asset Value Guarantees (d)	85,889	2,626	5,341	35,178	—	—	42,744

Loan Guarantees (d)	39,232	—	—	—	—	—	39,232

Lines of Credit	50,000	—	—	—	—	—	50,000

Total	$2,058,371	$2,626	$136,741	$35,178	$867,900	$—	$1,015,926

(a)	Future interest payments on floating rate debt are estimated using floating interest rate in effect at March 31, 2006.

(b)	Our pension obligations are part of intercompany expenses, which AIG allocates to us on an annual basis. The amount is an estimate of such allocation. The column “2006” consists of total estimated allocations for 2006 and the column “Thereafter” consists of the 2011 estimated allocation. The amount allocated has not been material to date.

(c)	The recorded basis of aircraft may be adjusted to reflect notional credits provided by the manufacturers in connection with the leasing of aircraft.

(d)	From time to time, we participate with airlines, banks and other financial institutions to assist in financing aircraft by providing asset guarantees, put options, or loan guarantees collateralized by aircraft. As a result, should we be called upon to fulfill our obligations, we would have recourse to the value of the underlying aircraft.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Non-GAAP Financial Measures
Lease Margin
     Lease Margin is defined as Rental of flight equipment less total expenses, adjusted for VIE expenses related to Other Variable Interest Entities, divided by Rental of flight equipment. Lease Margin is a measure by which we isolate and evaluate the overall profitability of our contractual leasing operations, which constitute our primary revenue generating activity. We, to more accurately portray the trend of our core leasing operations, adjust total expenses in the calculation of Lease Margin by excluding the above mentioned VIE expenses. Related VIE revenues are included in Interest and other and are by definition excluded from the calculation of Lease Margin. VIE revenues and expenses are recorded in our net income as a result of our adoption of FIN 46R beginning December 31, 2003. The most directly comparable GAAP financial measure is Profit Margin. Lease Margin may not be comparable to those of other entities, as not all companies and analysts calculate this non-GAAP measure in the same manner.
The following is a reconciliation of Profit Margin to Lease Margin:

	Three months Ended
	March 31
	(Dollars in millions)
	2006	2005
Total revenues (A)	$936.9	$828.8
Flight equipment marketing	(18.8)	(15.6)
Interest and other	(21.0)	(15.1)

Rental of flight equipment (B)	897.1	798.1

Total expenses (C)	752.9	639.8
VIE expenses	(5.0)	(5.2)

Adjusted total expenses (D)	747.9	634.6

Profit margin (A) – (C) = (E)	$184.0	$189.0
Lease margin (B) – (D) = (F)	$149.2	$163.5
Profit margin % (E) divided by (A)	19.64%	22.80%
Lease margin % (F) divided by (B)	16.63%	20.48%
     Our quarterly lease margin decreased to 16.63% in 2006 compared to 20.48% in 2005. The primary reasons for the decline are (i) charges related to 2006 additional provision on notes receivables from previous Varig restructurings and a write-off of straight-line rents on aircraft leased to ATA and returned prior to the contracted lease termination date; (ii) accrued lease subsidies on aircraft previously sold; and (iii) increasing interest rates starting to materialize in our margins.
Results of Operations — Three months ended March 31, 2006 versus 2005.
     Revenues from rentals of flight equipment increased 12.4% to $897.1 million in 2006 from $798.1 million in 2005. The number of aircraft in our fleet increased to 773 at March 31, 2006, compared to 699 at March 31, 2005. Revenues from rentals of flight equipment increased $124.9 million due to the purchase of aircraft after March 31, 2005 and earning revenue during the entire period, or part thereof, in 2006 compared to no or partial earned revenue for the same period in 2005. The increase was offset by (i) $20.4 million related to aircraft deployed during the period ended March 31, 2005 and sold prior to March 31, 2006; (ii) $17.8 million lease subsidies for aircraft sold in prior periods; and (iii) $5.8 million related to aircraft that were redelivered during the years and/or had changes in lease rates. The decrease in revenue related to redeliveries was primarily due to (i) a write-off of straight-line rentals in the amount of $10.7 million due to ATA aircraft returned prior the contracted lease termination date and (ii) lease subsidies in the amount of $1.1 million for aircraft sold in prior periods. Overhaul revenue increased $18.1 million in 2006 compared to 2005 due to (i) an increase in collections and (ii) an increase in the aggregate number of hours flown, on which we collect overhaul revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     We did not have any aircraft in our fleet that were not subject to a signed lease agreement or a signed letter of intent at March 31, 2006.
     In addition to leasing operations, we engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment on a principal and commission basis. Revenues from flight equipment marketing increased to $18.8 million in 2006 compared to $15.6 million in 2005 due to the different aircraft models and difference in the age of the aircraft sold in the two quarters. We sold three aircraft during the first quarter of 2006, two of which were accounted for as sale-lease back transactions, compared to twelve aircraft sold during the same period in 2005, eleven of which were in the form of sales-type leases.
     Interest and other revenue increased to $21.0 million in 2006 compared to $15.2 million in 2005 due to (i) an increase in foreign exchange gain in the amount of $4.3 million and (ii) an increase in fees and deposit forfeitures due to non-performance by customers in the amount of $2.4 million. These increases were offset by lower gains on the sale of stock in the amount of $0.8 million and other minor decreases.
     Interest expense increased to $286.8 million in 2006 compared to $240.4 million in 2005 as a result of (i) an increase in average debt outstanding (excluding the effect of debt discount and foreign exchange adjustments), primarily borrowed to finance aircraft acquisitions, to $25.3 billion in 2006 compared to $24.0 billion in 2005 and (ii) an increase in interest rates. The increase was offset by a $45.3 million gain related to hedging activities (see “Note B. Hedging Activities” of Notes to Condensed Consolidated Financial Statements). Our composite borrowing rates in 2006 and 2005 were as follows:

	2006	2005	Increase (decrease)
Beginning of Quarter	5.00%	4.34%	0.66%

End of Quarter	5.12%	4.49%	0.63%

Average	5.06%	4.42%	0.64%
     Interest expense for the three months ended March 31, 2006, includes a $45.3 million reduction related to derivative activities.
     Depreciation of flight equipment increased 14.1% to $363.8 million in 2006 compared to $318.9 million in 2005 due to the increased cost of the fleet.
     Provision for overhauls increased to $53.1 million in 2006 compared to $44.1 million in 2005 due to an increase in the aggregate number of hours flown on which we collect overhaul revenue and against which the provision is computed.
     Rent expense relates to two sale-leaseback transactions we entered into in the first quarter of 2006.
     Selling, general and administrative expenses increased to $43.7 million in 2006 compared to $36.4 million in 2005 due to (i) a charge in the amount of $8.8 million related to the write down of a notes receivable from Varig S.A., who has filed for bankruptcy protection; (ii) an increase of $2.6 million in 2006 employee related expenses compared to 2005, primarily due to an increase in employee benefit charges from AIG and an increase in the number of employees from 153 to 161; and (iii) an increase of $3.5 million in Other selling and administrative expenses to support the marketing and leasing of our growing fleet. The increases were offset by a decrease of $7.5 million in fleet support expenses.
     We typically contract to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term, we have generally been able to re-lease aircraft within two to three months of their return. We have not recognized any impairment charges related to our fleet, as we have been able to re-lease aircraft without diminution in lease rates to an extent that would warrant an impairment write down.
     Our effective tax rate for the quarter ended March 31, 2006, compared to the same period in 2005, remained relatively constant.
     Comprehensive income was $8.8 million in 2006 compared to $50.2 million in 2005. The decrease was primarily due to changes in the market value of cash flow hedges.

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
     We are exposed to market risk and the risk of loss of fair value and possible liquidity strain resulting from adverse fluctuations in interest rates and foreign exchange prices. We statistically measure the loss of fair value through the application of a VaR model on a quarterly basis. In this analysis, our net fair value is determined using the financial instrument and other assets. This includes tax adjusted future flight equipment lease revenues and financial instrument liabilities, which includes future servicing of current debt. The estimated impact of current derivative positions is also taken into account.
     We calculate the VaR with respect to the net fair value by using historical scenarios. This methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent two quarters of historical information for interest rates and foreign exchange rates were used to construct the historical scenarios at March 31, 2006 and the most recent five quarters were used to construct the scenarios at December 31, 2005. For each scenario, each financial instrument is re-priced. Scenario values for us are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum adverse deviation in net fair value incurred under these scenarios with 95% confidence (i.e. only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period is assumed in computing the VaR figure. The table below presents the average, high and low VaRs on a combined basis and of each component of market risk for us for the periods ended March 31, 2006 and December 31, 2005. In late 2005, we lengthened the average maturity of our debt, leading to an increase in the VAR.

	ILFC Market Risk
	Three months ended			Year Ended
	March 31, 2006			December 31, 2005
	(Dollars in millions)
	Average	High	Low	Average	High	Low
Combined	$196.5	$209.8	$183.2	$129.2	$209.8	$84.2

Interest Rate	195.1	207.7	182.4	128.9	207.7	83.9

Currency	4.0	4.2	3.8	2.1	4.2	0.5

ITEM 4. CONTROLS AND PROCEDURES
(A)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to our management, including the Chairman of the Board and Chief Executive Officer and the Vice Chairman, Chief Financial Officer and Chief Accounting Officer (collectively the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Certifying Officers, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on our evaluation as of March 31, 2006, we have concluded that our disclosure controls and procedures were ineffective at the reasonable assurance level due to a material weakness in internal controls as described below. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has not been fully remediated as of March 31, 2006:

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

As a result of this material weakness, management, including the Certifying Officers, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2006. See “(C) Remediation of Material Weaknesses in Internal Control Over Financial Reporting.”

Variable Interest Entities

Our consolidated financial statements for the period ended March 31, 2006, include assets in the amount of $134.5 million (2006) and $138.3 million (December 31, 2005), liabilities in the amount of $45.1 million (2006) and $65.2 million (December 31, 2005) and a net loss of $1.7 million (2006) and a net gain of $1.6 million (2005) related to Variable Interest Entities (“VIEs”). Our assessment of disclosure controls and procedures, as described above, includes the Variable Interest Entities. Each of the VIEs has a discrete number of assets and we, as lender and guarantor to the VIEs, have been provided sufficient information to conclude that our procedures with respect to these VIEs are effective in providing reasonable assurance that the information required to be disclosed by us relating to these entities is reconciled, processed, summarized and reported within the periods specified by the Securities and Exchange Commission. However, management has been unable to assess the effectiveness of internal controls at those entities due to our inability to dictate or modify the control over financial reporting of those entities, or to assess those controls.

ITEM 4. CONTROLS AND PROCEDURES (CONTINUED)
(B)	Changes in Internal Control Over Financial Reporting

Except as described below under “(C) Remediation of Material Weaknesses in Internal Control Over Financial Reporting,” during the fiscal quarter ended March 31, 2006, no changes were made to internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

(C)	Remediation of Material Weaknesses in Internal Control Over Financial Reporting

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

PART II. OTHER INFORMATION
     ITEM 1. LEGAL PROCEEDINGS
In connection with the investigation of our restructuring of certain leases in Australia, as expected, the Australian Tax Office (“ATO”) had issued assessments aggregating AUD114.6 million ($87.1 million) against two of our Australian entities (see our 2005 Annual Report on Form 10-K for more information). In the second quarter of 2006, ILFC settled the assessments with the ATO. The settlement was approximately equal to amounts accrued in prior quarters. There was no effect on income related to this settlement for the period ended March 31, 2006.
     ITEM 1A. RISK FACTORS
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
Risks directly or indirectly affecting our business include:
•	Overall Airline Industry Risk
➢	Demand for air travel

➢	Insurance costs

➢	Competition between carriers

➢	Security, terrorism and war

➢	Fuel prices and availability

➢	Worldwide health concerns

➢	Labor costs and stoppages

➢	Equity and borrowing capacity

➢	Maintenance costs

➢	Environmental concerns

➢	Employee labor contracts

➢	Government regulation

➢	Airport and air traffic control infrastructure constraints

➢	Interest rates

➢	Airport access

➢	Overcapacity
•	Airframe, Engine and Other Manufacturer Risk
•	Borrowing Risks
➢	Liquidity

➢	Interest rate risk
•	Other Risks
➢	Residual value

➢	Obsolescence

➢	Key personnel

➢	Foreign currency exchange rate risk

➢	Relationship with AIG

PART II. OTHER INFORMATION (CONTINUED)
For a detailed discussion of risk factors affecting us, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
INTERNATIONAL LEASE FINANCE CORPORATION

May 11, 2006	/S/ Steven F. Udvar-Hazy

STEVEN F. UDVAR-HAZY
Chairman of the Board and
Chief Executive Officer

May 11, 2006	/S/ Alan H. Lund

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