Form 10-K/A
period 2005-12-31
INTERNATIONAL LEASE FINANCE CORP
filed 2006-08-11
CIK 714311

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

Explanatory Note

This Form 10-K/A is being filed to reflect the restatement of International Lease Finance Corporation’s (the “Company”) previously issued Consolidated Financial Statements. See Restatement, Business, Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Controls and Procedures and the Consolidated Financial Statements, including Note B of Notes to Consolidated Financial Statements, for the impact of the restatement.

This amendment to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 amends and restates only those items of the previously filed Form 10-K which have been affected by the restatement. In addition, this Form-10K/A restates the quarters ended March 31, June 30, September 30 and December 31, 2005. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update such disclosures except as required to reflect the effects of the restatement. For additional information regarding the restatement, see Note B of Notes to Consolidated Financial Statements included in Part II, Item 8.

Financial numbers are presented in thousands of U.S. dollars throughout this Form 10-K/A which may result in rounding differences.

INTERNATIONAL LEASE FINANCE CORPORATION

2005 FORM 10-K/A ANNUAL REPORT

Restatement

The following information describes the corrections to certain derivative transactions and certain other items, together with the effect on the Consolidated Statement of Income and Shareholders’ Equity of International Lease Finance Corporation (“ILFC”, the “Company”, ‘‘our” or “we”) . The restated Consolidated Balance Sheets, Statements of Income and Statements of Cash Flows for the four quarters of 2005 and the year ended December 31, 2005 appear under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement.”

ILFC enters into derivative instruments to hedge interest rates and foreign currency risks. We have a material weakness in internal control over financial reporting related to derivatives, as previously disclosed in our filings on Form 10-K and Form 10-Q. As part of our remediation efforts of this material weakness, we discovered errors related to two cross currency swaps designated as hedges of our foreign currency denominated debt, both designated in January 2005. The errors relate to our incorrect selection of the methodology used to measure the ineffectiveness in the hedging relationship. The swaps might have qualified for hedge accounting had we designated and selected a different measurement methodology when calculating the ineffectiveness; however, SFAS 133 does not allow for subsequent documentation modifications or for changes in methods of calculating ineffectiveness. Because these swaps do not qualify for hedge accounting, we are required to record all changes in the fair value of the two cross currency swaps in income.

In addition to correcting our accounting for derivatives described above, the restatement also includes adjustments for certain other items, some of which relate to periods prior to 2005. These items were not material individually or in the aggregate to any previously issued quarterly or annual financial statements. Further, the cumulative impact of the items relating to periods prior to 2005 are recorded in the restated quarterly financial information for the first quarter of 2005; these adjustments are not material to either that quarter or to the restated annual 2005 financial statements.

The restatement had the following aggregate effect on ILFC’s Consolidated Statement of Income and Shareholders’ Equity:

					For the Year
	For Quarters Ended and At				Ended and At
	March 31,	June 30,	September 30,	December 31,	December 31,
Increase (Decrease)	2005	2005	2005	2005	2005
	(Dollars in thousands)

Consolidated Statements of Income:
Rental of flight equipment	$18,661	$2,394	$11,576	$(50,756)	$(18,125)
Flight equipment marketing, interest and other	(7,707)	6,447	—	1,207	(53)
Interest expense	(36,536)	46,045	(33,030)	(15,424)	(38,945)
Depreciation	—	—	(8,725)	8,725	—
Provision for overhauls	16,274	2,859	6,903	(26,036)	—
Selling, general and administrative expense	(2,377)	2,756	(210)	(3,179)	(3,010)
Income before taxes	33,593	(42,819)	46,638	(13,635)	23,777
Net income	$21,742	$(27,712)	$30,185	$(8,826)	$15,389
Shareholders’ Equity:
Accumulated other comprehensive income (loss)	$(23,748)	$6,180	$(15,288)		$(25,314)
Retained earnings	21,742	(5,969)	24,211		15,389
Total shareholders’ equity	$(2,006)	$211	$8,923		$(9,925)

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

During 2005 and 2004, we had one customer that accounted for 10% or more of total Rental of flight equipment revenue, Air France ($364.6 million or 10.5% in 2005 and $309.5 million or 10.5% in 2004. No single customer accounted for more than 10% of total revenues in 2003).

Revenues include rentals of flight equipment to foreign airlines of $3,095,612,000 (2005), $2,662,182,000 (2004), and $2,497,085,000 (2003), comprising 88.9%, 90.1%, and 89.0%, respectively, of total Rentals of flight equipment revenue. See Note K of Notes to Consolidated Financial Statements. Lease revenues from the rental of flight equipment have been reduced by payments received by our customers from the notional accounts established by the aircraft and engine manufacturers.

The following table sets forth the dollar amount and percentage of total rental revenues attributable to the indicated geographic areas based on each airline’s principal place of business for the years indicated:

	2005		2004		2003
	Amount	%	Amount	%	Amount	%
	(Restated)
	(Dollars in thousands)

Europe	$1,693,235	48.5%	$1,432,441	48.5%	$1,315,851	46.9%
Asia and the Pacific	761,673	21.9	689,201	23.3	661,956	23.6
United States and Canada	479,219	13.8	382,090	12.9	424,457	15.0
Central and South America and Mexico	253,667	7.3	208,622	7.1	221,067	7.9
Africa and the Middle East	294,416	8.5	243,170	8.2	183,880	6.6

	$3,482,210	100%	$2,955,524	100%	$2,807,211	100%

The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue based on each airline’s principal place of business for the years indicated (2004 United States is shown for comparison):

	2005		2004		2003
	Amount	%	Amount	%	Amount	%
	(Restated)
	(Dollars in thousands)

France	$442,272	12.7%	$351,394	11.9%	$326,010	11.6%
China	410,310	11.8	357,512	12.1	308,204	11.0
United States	386,598	11.1	236,353	8.0	310,126	11.0

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

The comprehensive liability insurance listed on certificates of insurance include provisions for bodily injury, property damage, passenger liability, cargo liability and such other provisions reasonably necessary in commercial passenger and cargo airline operations. Such certificates of insurance list combined comprehensive single liability limits of not less than $250 million. As a result of the terrorist attacks on September 11, 2001, the insurance market unilaterally imposed a sublimit on each operator’s policy for third party war risk liability in the amount of $50 million. We require each lessee to purchase higher limits of third party war risk liability or obtain an indemnity from their government. Additionally, we purchase contingent liability insurance and contingent hull insurance on all aircraft in our fleet. In late 2005, the international aviation insurance market unilaterally introduced exclusions for physical damage to aircraft hulls caused by dirty bombs, bio-hazardous materials and electromagnetic pulsing. It is anticipated that exclusions for the same type of perils will be introduced into liability policies within the next twelve months as well. Our lease agreements require the airlines to obtain the broadest available write-back when it becomes available.

We also maintain other insurance covering the specific needs of our business operations. Insurance policies are generally placed or reinsured through AIG subsidiaries. AIG charges us directly for these insurance costs. We believe that our insurance is adequate both as to coverage and amount.

Forward-Looking Statements

This annual report on Form 10-K/A contains or incorporates statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-K/A and include statements regarding, among other matters, the state of the airline industry, our access to the capital markets, our ability to restructure leases and repossess aircraft, the structure of our leases, regulatory matters pertaining to compliance with governmental regulations and other factors affecting our financial condition or results of operations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and “should” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to vary materially from our future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry economic and business conditions, which will, among other things, affect demand for aircraft, availability and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives and environmental and safety requirements. We will not update any forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

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

Other Risks

Failure to Remedy Material Weakness — As described below under Item 9A. Controls and Procedures, we have a material weakness in our internal controls, specifically a failure to maintain effective controls over the valuation, presentation and disclosure of derivative transactions. In 2005, we restated our financial statements for 2000 through 2004 in part as a result of deficiencies related to our documentation of hedge transactions and errors in the application of proper accounting for derivative related transactions. In this Form 10-K/A, we restated our financial statements for 2005 in part as a result of the incorrect selection of the methodology used to measure the ineffectiveness in the hedging relationship of two cross currency swaps. If we are unable to remediate this material weakness or the remediation is delayed, the perception of ILFC may be adversely affected, which could in turn adversely affect our access to the capital markets and our borrowing costs.

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

Item 6. Selected Financial Data

The following table summarizes selected consolidated financial data and certain operating information of the Company. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto. The financial data for 2005 has been restated. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K/A.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(Restated)
	(Dollar amounts in thousands)

Operating Data:
Rentals of flight equipment	$3,482,210	$2,955,524	$2,807,211	$2,546,142	$2,411,576
Flight equipment marketing	66,737	77,664	28,988	48,454	31,840
Flight equipment marketing — securitization	—	32,854	23,245	—	—
Interest and other income	61,426	93,844	17,907	64,655	108,809
Total revenues	3,610,373	3,159,886	2,877,351	2,659,251	2,552,225
Expenses	2,936,190	2,491,779	2,236,545	2,037,784	1,859,054
Income before income taxes and cumulative effect of accounting change	674,183	668,107	640,806	621,467	693,171
Net income	438,349	462,006	435,481	417,406	471,058
Lease margin(a)(b)	17.66%	18.22%	20.32%	19.96%	22.91%
Profit margin(b)(c)	18.67%	21.14%	22.27%	23.37%	27.16%
Ratio of Earnings to Fixed Charges and Preferred Stock Dividends(d):	1.52x	1.62x	1.58x	1.55x	1.65x

Balance Sheet Data:
Flight equipment under operating leases (net of accumulated depreciation)	$34,748,932	$30,505,422	$28,190,689	$24,864,055	$20,613,524
Net investment in finance and sales-type leases	308,471	307,466	303,373	150,611	142,013
Total assets	37,530,327	34,007,900	31,291,562	27,148,615	22,940,830
Total debt(e)	26,104,165	23,175,596	21,852,743	18,977,268	15,826,296
Shareholders’ equity	6,172,562	5,329,937	4,856,504	4,414,071	3,889,916

Other Data:
Aircraft lease portfolio at period end(f):
Owned	746	667	611	543	453
Leased in	—	—	—	13	18
Subject to finance and sales-type leases	17	9	9	5	4
Aircraft sold or remarketed during the period	29	49	39	8	7

See notes on following page

(a)	Lease margin is a non-GAAP measure. It is defined as “Rentals of flight equipment” less “Expenses”, adjusted for expenses related to variable interest entities and other expenses we consider not related to our core business operations, divided by “Rentals of flight equipment”. (See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”)

(b)	Includes the unrealized gain (loss) attributable to economic hedges not qualifying for hedge accounting treatment under SFAS 133. This will increase the inter-period volatility in the operating and lease margin percentages.

(c)	“Income before income taxes and cumulative effect of accounting change” divided by “Total revenues”.

 (d) See Exhibit 12.

(e)	Includes subordinated debt, capital lease obligations and synthetic lease obligations when applicable and does not include foreign currency adjustment.

 (f) See “Item 2. Properties — Flight Equipment.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement

The following information describes the corrections to certain derivative transactions and certain other items, together with the effect on our Consolidated Statement of Income and Consolidated Balance Sheet accounts.

ILFC enters into derivative instruments to hedge interest rates and foreign currency risks. We have a material weakness in internal control over financial reporting related to derivatives, as previously disclosed in our filings on Form 10-K and Form 10-Q. As part of our remediation efforts of this material weakness, we discovered errors related to two cross currency swaps designated as hedges of our foreign currency denominated debt, both designated in January 2005. The errors relate to our incorrect selection of the methodology used to measure the ineffectiveness in the hedging relationship. The swaps might have qualified for hedge accounting had we designated and selected a different measurement methodology when calculating the ineffectiveness; however, SFAS 133 does not allow for subsequent documentation modifications or for changes in methods of calculating ineffectiveness. Because these swaps do not qualify for hedge accounting, we will be required to record all changes in the fair value of the two cross currency swaps in income.

In addition to correcting our accounting for derivatives described above, the restatement also includes adjustments for certain other errors, some of which relate to periods prior to 2005. The cumulative impact of the items that related to periods prior to 2005 are recorded in the restated quarterly financial statements for the first quarter of 2005 and were not material to the financial statements for that period. These adjustments had the effect of increasing 2005 income before taxes by $5.1 million ($3.3 million after tax). These items were not material individually or in the aggregate to any previously issued quarterly or annual financial statements. Further, we had previously recorded in 2005 an adjustment of $5.2 million (before and after tax) as a reduction of retained earnings relating to an AIG deferred compensation arrangement. This adjustment represents the cumulative effect of the costs of the various benefits provided under the AIG deferred compensation arrangement that should have been recorded in periods prior to 2005. Based on the immateriality of this adjustment to 2005 income, as well as the insignificant effect on all prior quarters and years, and further considering that the nature of the adjustment did not affect total shareholders’ equity (offsetting adjustment was an increase in paid-in-capital), we recorded this adjustment directly to retained earnings. These out of period adjustments in the aggregate would have increased (decreased) income before taxes for the individual quarters in 2004 by $(4.1) million (March 31, 2004), $(4.6) million (June 30, 2004), $2.0 million (September 30, 2004), and $5.1 million (December 31, 2004). In addition, these adjustments would have increased (decreased) income before taxes for the years prior to 2005 by $(1.5) million (2004), $(2.4) million (2003), $(2.3) million (2002), $7.8 million (2001) and $(1.7) million (prior to 2001).

The restatement had the following aggregate effect on ILFC’s Consolidated Statement of Income and Shareholders’ Equity:

					For the Year
	For Quarters Ended and At				Ended and At
	March 31,	June 30,	September 30,	December 31,	December 31,
Increase (Decrease)	2005	2005	2005	2005	2005
	(Dollars in thousands)

Consolidated Statements of Income:
Rental of flight equipment	$18,661	$2,394	$11,576	$(50,756)	$(18,125)
Flight equipment marketing, interest and other	(7,707)	6,447	—	1,207	(53)
Interest expense	(36,536)	46,045	(33,030)	(15,424)	(38,945)
Depreciation	—	—	(8,725)	8,725	—
Provision for overhauls	16,274	2,859	6,903	(26,036)	—
Selling, general and administrative expense	(2,377)	2,756	(210)	(3,179)	(3,010)
Income before taxes	33,593	(42,819)	46,638	(13,635)	23,777
Net income	$21,742	$(27,712)	$30,185	$(8,826)	$15,389
Shareholders’ Equity:
Accumulated other comprehensive income (loss)	$(23,748)	$6,180	$(15,288)		$(25,314)
Retained earnings	21,742	(5,969)	24,211		15,389
Total shareholders’ equity	$(2,006)	$211	$8,923		$(9,925)

The following tables show the effect of the restatement on our previously reported unaudited condensed consolidated financial data at and for the quarters ended March 31, June 30, September 30, and December 31, 2005.

CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2005
(Dollars in thousands except share and per share amounts)

	As Previously
	Reported	Adjustment	As Restated

ASSETS
Cash, including interest bearing accounts of $66,283	$66,687	$—	$66,687
Current income taxes	57,338	—	57,338
Notes receivable, net of allowance, and net investment in finance and sales-type leases	515,398	—	515,398
Flight equipment under operating leases	38,665,498	(2,829)	38,662,669
Less accumulated depreciation	6,388,484	—	6,388,484

	32,277,014	(2,829)	32,274,185
Deposits on flight equipment purchases	1,383,773	—	1,383,773
Other assets	275,275	33,668	308,943
Derivative assets	976,076	—	976,076
Investments	25,676	—	25,676
Variable interest entities assets	148,359	—	148,359
Deferred debt issue costs — less accumulated amortization of $79,104	65,831	—	65,831

	$35,791,427	$30,839	$35,822,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued interest and other payables	$341,510	$17,508	$359,018
Current income taxes
Tax benefit sharing payable to AIG	245,000	—	245,000
Debt financing, net of deferred debt discount of $37,425	24,709,139	—	24,709,139
Foreign currency translation adjustment related to foreign currency denominated debt	932,474	—	932,474
Derivative liabilities	31,262	—	31,262
Capital lease obligations	20,497	—	20,497
Security and other deposits on flight equipment	1,004,941	16,274	1,021,215
Rentals received in advance	172,872	—	172,872
Deferred income taxes	2,768,110	(937)	2,767,173
Variable interest entities liabilities	67,245	—	67,245
SHAREHOLDERS’ EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B each having 500 shares issued and outstanding	100,000	—	100,000
Common stock — no par value; 100,000,000 authorized shares, 42,198,119 issued and outstanding	653,582	—	653,582
Paid-in capital	585,416	—	585,416
Accumulated other comprehensive income (loss)	73,038	(23,748)	49,290
Retained earnings	4,086,341	21,742	4,108,083

Total shareholders’ equity	5,498,377	(2,006)	5,496,371

	$35,791,427	$30,839	$35,822,266

CONDENSED CONSOLIDATED STATEMENT OF INCOME
AND COMPREHENSIVE INCOME
Three Months Ended March 31, 2005
(Dollars in thousands)

	As Previously
	Reported	Adjustment	As Restated

REVENUES
Rental of flight equipment	$798,101	$18,661	$816,762
Flight equipment marketing	15,561	(5,987)	9,574
Interest and other	15,162	(1,720)	13,442

	828,824	10,954	839,778

EXPENSES
Interest	240,406	(36,536)	203,870
Depreciation of flight equipment	318,891	—	318,891
Provision for overhauls	44,143	16,274	60,417
Selling, general and administrative	36,366	(2,377)	33,989

	639,806	(22,639)	617,167

INCOME BEFORE INCOME TAXES	189,018	33,593	222,611
Provision for income taxes	60,096	11,851	71,947

NET INCOME	$128,922	$21,742	$150,664

OTHER COMPREHENSIVE INCOME, (LOSS) NET OF TAX
Net changes in cash flow hedges	50,358	(23,749)	26,609
Change in unrealized appreciation on securities available for sale	(145)	—	(145)

	50,213	(23,749)	26,464

COMPREHENSIVE INCOME	$179,135	$(2,007)	$177,128

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2005
(Dollars in thousands)

	As Previously
	Reported	Adjustment	As Restated

OPERATING ACTIVITIES
Net income	$128,922	$21,742	$150,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	318,891	—	318,891
Deferred income taxes	110,954	11,851	122,805
Change in fair value of derivative instruments	65,945	182,972	248,917
Foreign currency adjustment of cash and non-US$ denominated debt	(63,827)	(219,506)	(283,333)
Amortization of deferred debt issue costs	8,507	—	8,507
Changes in operating assets and liabilities:
Other assets	22,139	(30,840)	(8,701)
(Decrease) increase in current income taxes payable	(50,831)	—	(50,831)
Increase in accrued interest and other payables	73,594	17,507	91,101
Increase in rentals received in advance	11,994	—	11,994
Change in unamortized debt discount	(7,923)	—	(7,923)
Other	5,426	—	5,426

Net cash provided by operating activities	623,791	(16,274)	607,517

INVESTING ACTIVITIES
Acquisition of flight equipment for operating leases	(2,209,516)	—	(2,209,516)
(Increase) decrease in deposits and progress payments	(133,605)	—	(133,605)
Proceeds from disposal of flight equipment — net of gain	20,975	—	20,975
Advances on notes receivable	(6,500)	—	(6,500)
Collections on notes receivable and finance leases	11,874	—	11,874
Other	(2,557)	—	(2,557)

Net cash used in investing activities	(2,319,329)	—	(2,319,329)

FINANCING ACTIVITIES
Net change in commercial paper	1,785,319	—	1,785,319
Proceeds from debt financing	973,146	—	973,146
Payments in reduction of debt financing and capital lease obligations	(1,196,501)	—	(1,196,501)
Debt issue costs	(14,672)	—	(14,672)
Increase (decrease) in customer deposits	128,351	16,274	144,625
Payment of common and preferred dividends	(10,976)	—	(10,976)

Net cash provided by financing activities	1,664,667	16,274	1,680,941

Net (decrease) increase in cash	(30,871)	—	(30,871)
Effect of exchange rate changes on cash	(2,189)	—	(2,189)
Cash at beginning of period	99,747	—	99,747

Cash at end of period	$66,687	$—	$66,687

CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2005
(Dollars in thousands except share and per share amounts)

	As Previously
	Reported	Adjustment	As Restated

ASSETS
Cash, including interest bearing accounts of $85,849	$96,553	$—	$96,553
Current income taxes	118,835	—	118,835
Notes receivable, net of allowance, and net investment in finance and sales-type leases	499,574	—	499,574
Flight equipment under operating leases	40,979,790	(902)	40,978,888
Less accumulated depreciation	6,695,397	—	6,695,397

	34,284,393	(902)	34,283,491
Deposits on flight equipment purchases	1,177,114	—	1,177,114
Other assets	290,151	38,184	328,335
Derivative assets	428,998	—	428,998
Investments	20,052	—	20,052
Variable interest entities assets	144,955	—	144,955
Deferred debt issue costs — less accumulated amortization of $77,655	83,833	—	83,833

	$37,144,458	$37,282	$37,181,740

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued interest and other payables	$328,734	$17,866	$346,600
Current income taxes
Tax benefit sharing payable to AIG	245,000	—	245,000
Debt financing, net of deferred debt discount of $46,188	26,559,654	—	26,559,654
Foreign currency translation adjustment related to foreign currency denominated debt	324,604	—	324,604
Derivative liabilities	53,316	—	53,316
Security and other deposits on flight equipment	904,062	19,133	923,195
Rentals received in advance	185,161	—	185,161
Deferred income taxes	2,880,231	72	2,880,303
Variable interest entities liabilities	64,689	—	64,689
SHAREHOLDERS’ EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B each having 500 shares issued and outstanding	100,000	—	100,000
Common stock — no par value; 100,000,000 authorized shares, 42,198,119 issued and outstanding	653,582	—	653,582
Paid-in capital	585,913	—	585,913
Accumulated other comprehensive income (loss)	59,574	6,180	65,754
Retained earnings	4,199,938	(5,969)	4,193,969

Total shareholders’ equity	5,599,007	211	5,599,218

	$37,144,458	$37,282	$37,181,740

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
June 30, 2005
(Dollars in thousands)

	Three Months Ended			Six Months Ended
	As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated

REVENUES
Rental of flight equipment	$857,420	$2,394	$859,814	$1,655,521	$21,056	$1,676,577
Flight equipment marketing	21,439	4,727	26,166	37,000	(1,261)	35,739
Interest and other	14,827	1,720	16,547	29,989	—	29,989

	893,686	8,841	902,527	1,722,510	19,795	1,742,305

EXPENSES
Interest	286,414	46,045	332,459	526,820	9,509	536,329
Depreciation of flight equipment	343,549	—	343,549	662,440	—	662,440
Provision for overhauls	49,826	2,859	52,685	93,969	19,133	113,102
Selling, general and administrative	29,980	2,756	32,736	66,346	378	66,724

	709,769	51,660	761,429	1,349,575	29,020	1,378,595

INCOME BEFORE INCOME TAXES	183,917	(42,819)	141,098	372,935	(9,225)	363,710
Provision for income taxes	60,360	(15,107)	45,253	120,456	(3,256)	117,200

NET INCOME	$123,557	$(27,712)	$95,845	$252,479	$(5,969)	$246,510

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net changes in cash flow hedges	(11,343)	29,930	18,587	39,017	6,180	45,197
Change in unrealized appreciation on securities available for sale	(2,122)	—	(2,122)	(2,268)	—	(2,268)

	(13,465)	29,930	16,465	36,749	6,180	42,929

COMPREHENSIVE INCOME	$110,092	$2,219	$112,310	$289,228	$211	$289,439

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2005
(Dollars in thousands)

	As Previously
	Reported	Adjustment	As Restated

OPERATING ACTIVITIES
Net income	$252,479	$(5,969)	$246,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	662,440	—	622,440
Deferred income taxes	230,326	(3,256)	227,070
Change in fair value of derivative instruments	388,262	458,378	846,640
Foreign currency adjustment of cash and non-US$ denominated debt	(442,333)	(441,601)	(883,934)
Amortization of deferred debt issue costs	17,332	—	17,332
Other	9,550	(7,271)	2,279
Changes in operating assets and liabilities:
(Increase) decrease in other assets	51,785	(37,281)	14,504
(Decrease) increase in current income taxes payable	(112,328)	—	(112,328)
Increase in accrued interest and other payables	58,262	17,867	76,129
Increase in rentals received in advance	24,283	—	24,283
Change in unamortized debt discount	(16,686)	—	(16,686)

Net cash provided by operating activities	1,123,372	(19,133)	1,104,239

INVESTING ACTIVITIES
Acquisition of flight equipment for operating leases	(4,822,093)	—	(4,822,093)
Acquisition of flight equipment for finance leases	—
Decrease in deposits and progress payments	73,054	—	73,054
Proceeds from disposal of flight equipment — net of gain	231,749	—	231,749
Advances on notes receivable	(6,500)	—	(6,500)
Collections on notes receivable and finance leases	35,333	—	35,333
Other	3,381	—	3,381

Net cash used in investing activities	(4,485,076)	—	(4,485,076)

FINANCING ACTIVITIES
Net change in commercial paper	2,064,395	—	2,064,395
Proceeds from debt financing	3,766,218	—	3,766,218
Payments in reduction of debt financing and capital lease obligations	(2,429,869)	—	(2,429,869)
Debt issue costs	(41,499)	—	(41,499)
Increase in customer deposits	27,472	19,133	46,605
Payment of common and preferred dividends	(20,936)	—	(20,936)

Net cash provided by financing activities	3,365,781	19,133	3,384,914

Net (decrease) increase in cash	4,077	—	4,077
Effect of exchange rate changes on cash	(7,271)	—	(7,271)
Cash at beginning of period	99,747	—	99,747

Cash at end of period	$96,553	$—	$96,553

CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2005
(Dollars in thousands except share and per share amounts)

	As Previously
	Reported	Adjustment	As Restated

ASSETS
Cash, including interest bearing accounts of $119,458	$119,604	$—	$119,604
Current income taxes	148,739	—	148,739
Notes receivable, net of allowance, and net investment in finance and sales-type leases	471,050	—	471,050
Flight equipment under operating leases	41,024,379	(902)	41,023,477
Less accumulated depreciation	7,047,027	(8,726)	7,038,301

	33,977,352	7,824	33,985,176
Deposits on flight equipment purchases	1,334,859	—	1,334,859
Other assets	284,731	53,051	337,782
Derivative assets	420,681	—	420,681
Investments	18,866	—	18,866
Variable interest entities assets	142,210	—	142,210
Deferred debt issue costs — less accumulated amortization of $58,210	79,362	—	79,362

	$36,997,454	$60,875	$37,058,329

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued interest and other payables	$403,721	$20,951	$424,672
Tax benefit sharing payable to AIG	245,000	—	245,000
Debt financing, net of deferred debt discount of $44,674	25,703,224	—	25,703,224
Foreign currency translation adjustment related to foreign currency denominated debt	295,991	—	295,991
Derivative liabilities	25,546	—	25,546
Security and other deposits on flight equipment	960,784	26,035	986,819
Rentals received in advance	184,026	—	184,026
Deferred income taxes	2,976,990	4,966	2,981,956
Variable interest entities liabilities	65,614	—	65,614
SHAREHOLDERS’ EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B each having 500 shares issued and outstanding	100,000	—	100,000
Common stock — no par value; 100,000,000 authorized shares, 45,267,723 issued and outstanding	1,053,582	—	1,053,582
Paid-in capital	586,556	—	586,556
Accumulated other comprehensive income (loss)	85,949	(15,288)	70,661
Retained earnings	4,310,471	24,211	4,334,682

Total shareholders’ equity	6,136,558	8,923	6,145,481

	$36,997,454	$60,875	$37,058,329

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
September 30, 2005
(Dollars in thousands)

	Three Months Ended			Nine Months Ended
	As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated

REVENUES
Rental of flight equipment	$920,451	$11,576	$932,027	$2,575,973	$32,630	$2,608,603
Flight equipment marketing	13,637	—	13,637	50,636	(1,260)	49,376
Interest and other	13,481	—	13,481	43,471	—	43,471

	947,569	11,576	959,145	2,670,080	31,370	2,701,450

EXPENSES
Interest	300,155	(33,030)	267,125	826,975	(23,521)	803,454
Depreciation of flight equipment	358,245	(8,725)	349,520	1,020,685	(8,725)	1,011,960
Provision for overhauls	68,856	6,903	75,759	162,825	26,036	188,861
Selling, general and administrative	46,082	(210)	45,872	112,425	171	112,596

	773,338	(35,062)	738,276	2,122,910	(6,039)	2,116,871

INCOME BEFORE INCOME TAXES	174,231	46,638	220,869	547,170	37,409	584,579
Provision for income taxes	53,312	16,453	69,765	173,767	13,198	186,965

NET INCOME	$120,919	$30,185	$151,104	$373,403	$24,211	$397,614

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net changes in cash flow hedges	26,774	(21,468)	5,306	65,791	(15,288)	50,503
Change in unrealized appreciation on securities available for sale	(399)	—	(399)	(2,667)	—	(2667)

	26,375	(21,468)	4,907	63,124	(15,288)	47,836

COMPREHENSIVE INCOME	$147,294	$8,717	$156,011	$436,527	$8,923	$445,450

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2005
(Dollars in thousands)

	As Previously
	Reported	Adjustment	As Restated

OPERATING ACTIVITIES
Net income	$373,403	$24,211	$397,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	1,020,685	(8,725)	1,011,960
Deferred income taxes	312,882	13,197	326,079
Change in fair value of derivative instruments	858,874	(23,520)	835,354
Foreign currency adjustment of cash and non-US$ denominated debt	(907,212)	—	(907,212)
Amortization of deferred debt issue costs	33,724	—	33,724
Other	(6,262)	—	(6,262)
Changes in operating assets and liabilities:
Decrease (increase) in notes receivable	14,235	—	14,235
Decrease in receivables and other assets	103,549	(52,150)	51,399
Change in current income taxes	(142,232)	—	(142,232)
Increase in accrued interest and other payables	134,172	20,952	155,124
Increase in rentals received in advance	23,148	—	23,148
Change in unamortized debt discount	(15,172)	—	(15,172)

Net cash provided by operating activities	1,803,794	(26,035)	1,777,759

INVESTING ACTIVITIES
Acquisition of flight equipment for operating leases	(4,953,601)	—	(4,953,601)
Acquisition of flight equipment for finance leases	—
Decrease in deposits and progress payments	(84,691)	—	(84,691)
Proceeds from disposal of flight equipment — net of gain	280,220	—	280,220
Advances on notes receivable	(6,500)	—	(6,500)
Collections on notes receivable and finance leases	47,320	—	47,320
Other	3,674	—	3,674

Net cash used in investing activities	(4,713,578)	—	(4,713,578)

FINANCING ACTIVITIES
Net change in commercial paper	1,420,065	—	1,420,065
Proceeds from debt financing	4,780,181	—	4,780,181
Payments in reduction of debt financing and capital lease obligations	(3,657,444)	—	(3,657,444)
Debt issue costs	(53,420)	—	(53,420)
Increase in customer deposits	84,194	26,035	110,229
Issuance of common stock	400,000	—	400,000
Payment of common and preferred dividends	(31,328)	—	(31,328)

Net cash provided by financing activities	2,942,248	26,035	2,968,283

Net increase (decrease) in cash	32,464	—	32,464
Effect of exchange rate changes on cash	(12,607)	—	(12,607)
Cash at beginning of period	99,747	—	99,747

Cash at end of period	$119,604	$—	$119,604

CONDENSED CONSOLIDATED BALANCE SHEET
December 31, 2005
(Dollars in thousands except share and per share amounts)

	As Previously
	Reported	Adjustment	As Restated

ASSETS
Cash, including interest bearing accounts of $155,953	$157,960	$—	$157,960
Current income taxes	148,399	—	148,399
Notes receivable, net of allowance, net investment in finance leases and sales-type leases	490,422	—	490,422
Flight equipment under operating leases	42,067,504		42,067,504
Less accumulated depreciation	7,318,572	—	7,318,572

	34,748,932		34,748,932
Deposits on flight equipment purchases	1,148,462	—	1,148,462
Other assets	289,979	456	290,435
Derivative assets	293,576	—	293,576
Investments	20,313	—	20,313
Variable interest entities assets	138,277	—	138,277
Deferred debt issue costs — less accumulated amortization of $65,377	93,551	—	93,551

	$37,529,871	$456	$37,530,327

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued interest and other payables	$351,221	$15,624	$366,845
Tax benefit sharing payable to AIG	245,000	—	245,000
Debt financing, net of deferred debt discount of $38,882	25,104,165	—	25,104,165
Subordinated debt	1,000,000	—	1,000,000
Foreign currency adjustment	197,074	—	197,074
Derivative liabilities	49,549	—	49,549
Security and other deposits on flight equipment	1,071,676	—	1,071,676
Rentals received in advance	187,957	—	187,957
Deferred income taxes	3,075,545	(5,243)	3,070,302
Variable interest entities liabilities	65,197	—	65,197
SHAREHOLDERS’ EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B each having 500 shares issued and outstanding	100,000	—	100,000
Common stock — no par value; 100,000,000 authorized shares, 45,267,723 issued and outstanding	1,053,582	—	1,053,582
Paid-in capital	587,484	—	587,484
Accumulated other comprehensive income (loss)	91,715	(25,314)	66,401
Retained earnings	4,349,706	15,389	4,365,095

Total shareholders’ equity	6,182,487	(9,925)	6,172,562

	$37,529,871	$456	$37,530,327

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
December 31, 2005
(Dollars in thousands)

	Three Months Ended			Year Ended
	As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated

REVENUES
Rental of flight equipment	$924,363	$(50,756)	$873,607	$3,500,335	$(18,125)	$3,482,210
Flight equipment marketing	16,153	1,207	17,360	66,790	(53)	66,737
Interest and other	17,956	—	17,956	61,426	—	61,426

	958,472	(49,549)	908,923	3,628,551	(18,178)	3,610,373

EXPENSES
Interest	330,307	(15,424)	314,883	1,157,282	(38,945)	1,118,337
Depreciation of flight equipment	351,418	8,725	360,143	1,372,103	—	1,372,103
Provision for overhauls	97,183	(26,036)	71,147	260,008	—	260,008
Selling, general and administrative	26,339	(3,179)	23,160	138,767	(3,010)	135,757
Other expenses	49,985	—	49,985	49,985	—	49,985

	855,232	(35,914)	819,318	2,978,145	(41,955)	2,936,190

INCOME BEFORE INCOME TAXES	103,240	(13,635)	89,605	650,406	23,777	674,183
Provision for income taxes	53,678	(4,809)	48,869	227,446	8,388	235,834

NET INCOME	$49,562	$(8,826)	$40,736	$422,960	$15,389	$438,349

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net changes in cash flow hedges	4,694	(10,025)	(5,331)	70,486	(25,314)	45,172
Change in unrealized appreciation on securities available for sale	1,071	—	1,071	(1,596)	—	(1,596)

	5,765	(10,025)	(4,260)	68,890	(25,314)	43,576
COMPREHENSIVE INCOME	$55,327	$(18,851)	$36,476	$491,850	$(9,925)	$481,925

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Year Ended December 31, 2005
(Dollars in thousands)

	As Previously
	Reported	Adjustment	As Restated

OPERATING ACTIVITIES
Net income	$422,960	$15,389	$438,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	1,372,103	—	1,372,103
Deferred income taxes	408,333	8,388	416,721
Change in fair value of derivative instruments	1,017,204	(38,945)	978,259
Foreign currency adjustment of cash and non-US$ denominated debt	(1,006,631)	—	(1,006,631)
Amortization of deferred debt issue costs	22,692	—	22,692
Other	6,118	—	6,118
Changes in operating assets and liabilities:
Decrease (increase) in notes receivable	20,585	—	20,585
Decrease (increase) in accrued interest, other receivables and other assets	112,478	(456)	112,022
Increase in accrued interest and other payables	81,256	15,624	96,880
(Increase) decrease in current income taxes	(141,892)	—	(141,892)
Increase in rentals received in advance	27,079	—	27,079
Change in unamortized debt discount	(9,380)	—	(9,380)

Net cash provided by operating activities	2,332,905	—	2,332,905

INVESTING ACTIVITIES
Acquisition of flight equipment for operating leases	(6,276,420)	—	(6,276,420)
Decrease (increase) in deposits and progress payments	101,706	—	101,706
Proceeds from disposal of flight equipment — net of gain	454,512	—	454,512
Advances on notes receivable	(39,100)	—	(39,100)
Collections on notes receivable	25,035	—	25,035
Collections on finance and sales-type leases (net of income amortized)	29,163	—	29,163
Other	7,709	—	7,709

Net cash used in investing activities	(5,697,395)	—	(5,697,395)

FINANCING ACTIVITIES
Issuance of common stock	400,000	—	400,000
Net change in commercial paper	(49,839)	—	(49,839)
Proceeds from debt financing	7,421,098	—	7,421,098
Payments in reduction of debt financing and capital lease obligations	(4,433,311)	—	(4,433,311)
Debt issue costs	(56,577)	—	(56,577)
Payment of common and preferred dividends	(41,650)	—	(41,650)
Increase (decrease) in customer deposits	195,086	—	195,086

Net cash provided by financing activities	3,434,807	—	3,434,807

Net increase (decrease) in cash	70,317	—	70,317
Effect of exchange rate changes on cash	(12,104)	—	(12,104)
Cash at beginning of year	99,747	—	99,747

Cash at end of year	$157,960	$—	$157,960

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

During 2005, we derived 88.9% of our revenues from rentals of flight equipment from airlines outside of the United States, as compared with 90.1% in 2004 and 89.0% in 2003. A key factor in our success has been a concentrated effort to maximize our lease placements in regions that are strengthening, such as in Asia, Europe and the Middle East, and to minimize placements in regions that are under stress, such as the United States. We have no aircraft on lease to United Airlines, Delta, or Northwest Airlines.

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

Capitalized Interest: We borrow funds to finance progress payments for the construction of flight equipment ordered. We capitalize interest incurred on such borrowings. This amount is calculated using our composite borrowing rate (see “Financial Condition” below) and is included in the cost of the flight equipment. Any change in our composite borrowing rate will change future amount capitalized.

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

The above amounts represent our anticipated settlement of our outstanding debt obligations. Certain adjustments required to present currently outstanding debt obligations have been recorded and presented separately on the face of the Consolidated Balance Sheets, including adjustments related to foreign currency and interest rate hedging activities. We have eliminated the currency exposure arising from foreign currency denominated notes by either hedging the notes through swaps or through the offset provided by operating lease receipts denominated in the related currency. Foreign currency denominated debt is translated into U.S. Dollars using exchange rates as of each balance sheet date. The foreign exchange adjustments for the foreign currency denominated debt at December 31 were $197.1 million (2005), $1,215.8 million (2004) and $839.7 million (2003). Composite interest rates and the percentage of total debt at fixed rates reflect the effect of derivative instruments.

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

Other Variable Interest Entities

We have sold aircraft to entities owned by third parties and from time to time we have issued asset value guarantees or loan guarantees related to the aircraft sold. We have determined that ten such entities, each owning one aircraft, are Variable Interest Entities (“VIEs”) in which we are deemed the primary beneficiary. In accordance with Financial Accounting Standards Board Interpretations (“FIN”) No. 46R, “Consolidation of Variable Interest Entities” (“FIN46R”), we consolidate these entities. The assets and liabilities of these entities are presented separately on our Consolidated Balance Sheets. We do not control or own the assets, nor are we directly obligated for the liabilities of these entities. At adoption of FIN 46R in 2003 we recorded after-tax charges of $11.0 million related to those entities and an additional $2.4 million related to sale-lease-back transactions as a cumulative effect of an accounting change. See Note I of Notes to Consolidated Financial Statements.

We have contributed an aircraft to a joint venture (“JV”) that leases the aircraft to a third party. We have determined that the JV is a VIE, but we are not the primary beneficiary and we do not consolidate the entity. See Note E of Notes to Consolidated Financial Statements.

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

When a derivative contract does not qualify for hedge treatment under SFAS 133, the changes in market values are recorded in income. The related net mark-to-market gain reported in income for the year ended December 31, 2005 was $31.8 million, consisting of a loss of $208.5 million related to derivatives, and a gain of $240.3 million related to mark-to-spot changes of the Euro debt related to the foreign exchange swap contracts.

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

	2005	2004	2003	2002	2001
	(Restated)
	(Dollars in millions)

Total revenues (A)	$3,610.3	$3,159.9	$2,877.4	$2,659.3	$2,552.2
Flight equipment marketing	(66.7)	(77.7)	(29.0)	(48.5)	(31.8)
Flight equipment marketing — securitization	—	(32.9)	(23.2)	—	—
Interest and other	(61.4)	(93.8)	(17.9)	(64.7)	(108.8)

Rental of flight equipment (B)	3,482.2	2,955.5	2,807.3	2,546.1	2,411.6

Total expenses (C)	2,936.2	2,491.8	2,236.5	2,037.8	1,859.1
VIE expenses	(19.1)	(20.8)	0.4	—	—
Other expenses	(50.0)	(53.9)	—	—	—

Adjusted total expenses (D)	2,867.1	2,417.1	2,236.9	2,037.8	1,859.1

Profit Margin (A)–(C)=(E)	$674.1	$668.1	$640.9	$621.5	$693.1
Lease Margin (B)–(D)=(F)	$615.1	$538.4	$570.4	$508.3	$552.5
Profit Margin % (E) divided by (A)	18.67%	21.14%	22.27%	23.37%	27.16%
Lease Margin % (F) divided by (B)	17.66%	18.22%	20.32%	19.96%	22.91%

Lease Margin for the periods decreased to 17.66% in 2005 compared to 18.22% in 2004 and 20.32% in 2003. Lease rates and interest rates on borrowings are the two components used to determine Lease Margin that are subject to the most uncertainty and are the principal causes for the fluctuations in the Lease Margin. Lease rates are impacted by the current interest rate market as operating leases are a form of financing. Lease rates are also impacted by demand for a particular aircraft type to fit the airlines requirements for capacity and efficiency compounded by the availability of those aircraft in the market place.

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

Results of Operations

2005 Compared to 2004 (Restated)

Revenues from rentals of flight equipment increased 17.8% to $3,482.2 million in 2005 from $2,955.5 million in 2004. The number of aircraft in our fleet increased to 746 at December 31, 2005 compared to 667 at December 31, 2004. Revenues from rentals of flight equipment increased (i) $465.9 million due to aircraft acquired and earning revenue during the entire period, or part thereof, in 2005 compared to no or partial earned revenue for the same period in 2004 and (ii) $22.8 million related to aircraft that were redelivered during the years at higher lease rates and/or had changes in lease rates. The increase was offset by $81.2 million related to aircraft deployed during the period ended December 31, 2004 and sold prior to December 31, 2005. Overhaul revenue increased $119.2 million in 2005 compared to 2004 due to (i) an increase in collections and (ii) an increase in the aggregate number of hours flown, on which we collect overhaul revenue.

We did not have any aircraft in our fleet that were not subject to a signed lease agreement or a signed letter of intent at December 31, 2005. Lease Margin for the period decreased to 17.66% in 2005 compared to 18.22% for the same period in 2004. Profit Margin decreased to 18.67% compared to 21.14% for the same periods. The decrease in the Lease Margins are primarily due to (i) an increase in interest rates and (ii) an increase in the overhaul provision rate. Increased lease rates have yet to fully materialize in our revenue. A decrease in Interest and other further affected the decline in Profit Margin. Our average composite interest rate increased to 4.66% in 2005 compared to 4.44% in 2004.

In addition to leasing operations, we engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment on a principal and commission basis. Revenues from flight equipment marketing decreased to $66.7 million in 2005 compared to $77.7 million in 2004 due to $17.5 million less commissions received from third parties in 2005 compared to 2004. The decrease was offset by higher revenues related to equipment sold in 2005 compared to 2004. We sold 29 aircraft and three engines during the year ended December 31, 2005, compared to 15 aircraft and ten engine during the same period in 2004.

During 2004 we sold 34 aircraft to a trust, which is included in the consolidated financial statements of AIG (See Note O of Notes to Consolidated Financial Statements.) The gains of the transaction, net of expenses, are included in the caption “Flight equipment marketing — securitization.”

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

Interest expense increased to $1,118.3 million in 2005 compared to $942.5 million in 2004 as a result of (i) an increase in average debt outstanding (excluding the effect of debt discount and foreign exchange adjustments), primarily borrowed to finance aircraft acquisitions, to $24.7 billion in 2005 compared to $22.5 billion in 2004 and (ii) an increase in interest rates.

Our composite borrowing rates fluctuated as follows:

ILFC Composite Interest Rates and Prime Rates

We account for derivatives under SFAS No. 133 “Accounting for Derivatives and Hedging Activities” as amended. Interest expense for the years ended December 31, 2005 and 2004 include a $28.7 million reduction and a $6.0 million reduction, respectively, related to derivative activities (see Note M of Notes to Consolidated Financial Statements).

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

Selling, general and administrative expenses increased to $135.8 million in 2005 compared to $117.0 million in 2004 due to (i) a net change in the amount of $6.7 million related to the write down of a notes receivable from a customer who has filed for bankruptcy protection (ii) an increase of $6.5 million in 2005 employee related expenses compared to 2004, primarily due to an increase in employee benefit charges from AIG and an increase in the number of employees from 151 to 160 and (iii) $13.1 million higher aircraft cost to support our growing fleet. The increases were offset by $3.9 million lower rent expense due to a 2004 charge related to abandoned office space and minor savings in several areas.

Other expenses consist of the following charges:

•	(2005) $38.3 million related to the restructuring of ownership of aircraft in certain lease transactions in Australia. See Note L of Notes to Consolidated Financial Statements. $11.7 million related to a write-down of notes receivable.

•	(2004) In connection with a global aircraft lease transaction entered into in 2000 for a total of 14 aircraft, we acquired certain securities and assumed certain obligations of ATA. On October 26, 2004, ATA filed for bankruptcy protection and we recorded impairment losses in the amount of $28.9 million on our investment in ATA non-voting preferred stock and a $25.0 million charge for the assumed liabilities.

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

Accumulated other comprehensive income (loss) was $66.4 million at December 31, 2005 and $22.8 million at December 31, 2004 primarily due to changes in market values of cashflow hedges. See Note M of Notes to the Consolidated Financial Statements.

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

We account for derivatives under SFAS No. 133 “Accounting for Derivatives and Hedging Activities” as amended. Interest expense for the years ended December 31, 2004 and 2003 include a $6.0 million reduction and $29.7 million expense, respectively, related to derivative activities (see Note M of Notes to Consolidated Financial Statements).

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

Based on our evaluation as of December 31, 2005, we have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in internal controls as described below. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has not been fully remediated as of December 31, 2005:

The Company did not maintain effective controls over the valuation, presentation and disclosure of derivative transactions. Specifically, we did not maintain adequate documentation regarding the effectiveness of certain derivative transactions used to hedge interest rate and foreign currency exchange rate risk and did not select the correct methodology to measure the ineffectiveness in the hedging relationship of two cross currency swaps. These control deficiencies resulted in a misstatement to the financial statement line items (Derivative assets, Derivative liabilities, Accumulated other comprehensive income and Interest expense) and resulted in a restatement of our annual and interim financial statements. Accordingly, management concluded this control deficiency constitutes a material weakness.

As a result of this material weakness, management, including the Certifying Officers, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2005 covered by this Form 10-K/A.

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

(B) Changes in Internal Control Over Financial Reporting

In the third and fourth quarters of 2005, we implemented internal controls to remediate a material weakness related to valuation, presentation and disclosure of certain payments received from manufacturers. These process and control improvements included performing additional steps to process, summarize, record, review and reconcile certain payments from aircraft and engine manufacturers.

(C) Remediation of Material Weaknesses in Internal Control Over Financial Reporting

As of December 31, 2005, we have fully remediated the material weakness in our internal control over financial reporting with respect to accounting for certain payments from aircraft and engine manufacturers discussed above. We have begun, but have not completely remediated the material weakness in our internal control over financial reporting with respect to accounting for derivative instruments as discussed above. The remediation actions include improving training and accounting reviews, all designed to ensure that all relevant personnel involved in derivatives transactions understand and apply hedge accounting in compliance with SFAS 133. During our remediation efforts, we found errors related to designations of methodologies used to calculate ineffectiveness of two derivative contracts. In coordination with AIG’s remediation efforts related to derivative transactions, we will work closely with AIG to identify processes and procedures which will assist us in remediating our material weakness with respect to derivative transactions.

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

We believe that our Consolidated Financial Statements fairly present, in all material respects, our financial condition results of operations and cash flows as of, and for, the periods presented and that this Annual Report on Form 10-K/A, contains no material inaccuracies or omissions of material fact and contains the information required to be included in accordance with the Exchange Act.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

FORM 10-K/A
Items 8, 15(a), and 15(b)

INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following consolidated financial statements of the Company and its subsidiaries required to be included in Item 8 are listed below:

The following financial statement schedule of the Company and its subsidiaries is included in Item 15(a)(2):

Report of Independent Registered Public Accounting Firm on Financial Statements Schedule	80

Schedule Number	Description	Page

II	Valuation and Qualifying Accounts	81

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

As described in Note B to the consolidated financial statements, the Company has restated its 2005 consolidated financial statements.

PricewaterhouseCoopers LLP
Los Angeles, California

March 14, 2006, except for the
  effects of the restatement
  discussed in Note B to the
  consolidated financial statements,
  as to which the date is August 11, 2006

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	December 31,
	2005	2004
	(Restated)

ASSETS
Cash, including interest bearing accounts of $155,953 (2005) and $97,682 (2004)	$157,960	$99,747
Current income taxes	148,399	6,507
Notes receivable, net of allowance	181,951	212,273
Net investment in finance and sales-type leases	308,471	307,466

Flight equipment under operating leases	42,067,504	36,580,296
Less accumulated depreciation	7,318,572	6,074,874

	34,748,932	30,505,422
Deposits on flight equipment purchases	1,148,462	1,250,168
Accrued interest, other receivables and other assets	290,435	199,653
Derivative assets	293,576	1,191,602
Investments	20,313	22,979
Variable interest entities assets	138,277	152,417
Deferred debt issue costs — less accumulated amortization of $65,377 (2005) and $77,112 (2004)	93,551	59,666

	$37,530,327	$34,007,900

LIABILITIES
Accrued interest and other payables	$366,845	$264,276
Tax benefit sharing payable to AIG	245,000	245,000
Debt financing, net of deferred debt discount of $38,882 (2005) and $29,502 (2004)	25,104,165	23,136,016
Subordinated debt	1,000,000	—
Foreign currency adjustment	197,074	1,215,809
Derivative liabilities	49,549	38,810
Capital lease obligations	—	39,580
Security and other deposits on flight equipment	1,071,676	876,590
Rentals received in advance	187,957	160,878
Deferred income taxes	3,070,302	2,630,118
Variable interest entities liabilities	65,197	70,886
Commitments and contingencies — Note L
SHAREHOLDERS’ EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B (2005 and 2004), each series having 500 shares issued and outstanding	100,000	100,000
Common stock — no par value; 100,000,000 authorized shares, 45,267,723 shares (2005) and 42,198,119 (2004) issued and outstanding	1,053,582	653,582
Paid-in capital	587,484	579,955
Accumulated other comprehensive income (loss)	66,401	22,825
Retained earnings	4,365,095	3,973,575

Total shareholders’ equity	6,172,562	5,329,937

	$37,530,327	$34,007,900

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

	Years Ended December 31,
	2005	2004	2003
	(Restated)

REVENUES:
Rental of flight equipment	$3,482,210	$2,955,524	$2,807,211
Flight equipment marketing	66,737	77,664	28,988
Flight equipment marketing — securitization	—	32,854	23,245
Interest and other	61,426	93,844	17,907

	3,610,373	3,159,886	2,877,351

EXPENSES:
Interest	1,118,337	942,527	919,961
Depreciation of flight equipment	1,372,103	1,214,048	1,083,909
Provision for overhauls	260,008	164,322	112,581
Flight equipment rent	—	—	43,314
Selling, general and administrative	135,757	116,956	76,780
Other expenses	49,985	53,926	—

	2,936,190	2,491,779	2,236,545

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	674,183	668,107	640,806
Provision for income taxes	235,834	206,101	196,683

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	438,349	462,006	444,123

Cumulative effect of accounting change (net of tax)	—	—	(8,642)

NET INCOME	$438,349	$462,006	$435,481

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

	Market Auction					Accumulated
	Preferred Stock		Common Stock			Other
	Number		Number			Comprehensive
	of		of		Paid-in	Income	Retained
	Shares	Amount	Shares	Amount	Capital	(Loss)	Earnings	Total

Balance at December 31, 2002	1,000	$100,000	42,198,119	$653,582	$579,955	$(87,771)	$3,168,305	$4,414,071
Common stock dividends							(49,000)	(49,000)
Preferred stock dividends							(3,891)	(3,891)
Comprehensive Income:
Net income							435,481	435,481
Other comprehensive income:
Cash flow derivative transactions (net of tax of $32,223)						59,843		59,843

Comprehensive Income								495,324

Balance at December 31, 2003	1,000	100,000	42,198,119	653,582	579,955	(27,928)	3,550,895	4,856,504

Common stock dividends							(35,500)	(35,500)
Preferred stock dividends							(3,826)	(3,826)
Comprehensive Income:
Net income							462,006	462,006
Other comprehensive income:
Cash flow derivative transactions (net of tax of $25,786)						47,887		47,887
Change in unrealized appreciation securities available-for-sale (net of tax of $1,543)						2,866		2,866

Comprehensive Income								512,759

Balance at December 31, 2004	1,000	100,000	42,198,119	653,582	579,955	22,825	3,973,575	5,329,937
Issuance of common stock			3,069,604	400,000				400,000
Common stock dividends							(37,000)	(37,000)
Preferred stock dividends							(4,650)	(4,650)
Comprehensive income (restated):
Net income							438,349	438,349
Other comprehensive income
Cash flow derivative transactions (net of tax of $24,323)						45,172		45,172
Change in unrealized appreciation securities available-for-sale (net of tax of ($859))						(1,596)		(1,596)

Comprehensive income (restated)								481,925
Other(a)					7,529		(5,179)	2,350

Balance at December 31, 2005 (restated)	1,000	$100,000	45,267,723	$1,053,582	$587,484	$66,401	$4,365,095	$6,172,562

(a)	In March 2005, we adjusted Retained Earnings and Paid-in Capital by $5,179 for certain prior period compensation costs related to an incentive plan of AIG. See Note B of Notes to Consolidated Financial Statements. We also recorded $2,350 in Paid-in Capital during the year for compensation expense related to the same incentive plan.

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2005	2004	2003
	(Restated)

OPERATING ACTIVITIES:
Net income	$438,349	$462,006	$435,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	1,372,103	1,214,048	1,083,909
Deferred income taxes	416,721	249,331	195,813
Change in fair value of derivative instruments	978,259	(443,174)	(534,362)
Foreign currency adjustment of cash and non-US$ denominated debt	(1,006,631)	393,902	538,024
Amortization of deferred debt issue costs	22,692	26,162	36,645
Losses related to customer bankruptcy	—	53,926	—
Other	6,118	(10,724)	(6,992)
Changes in operating assets and liabilities:
Decrease (increase) in notes receivable	20,585	(32,104)	47,713
Decrease (increase) in accrued interest, other receivables and other assets	112,022	253,852	(31,703)
Increase in accrued interest and other payables	96,880	11,961	104,317
(Increase) decrease in current income taxes	(141,892)	(24,474)	184,260
Increase in tax benefit sharing payable to AIG	—	245,000	—
Increase in rentals received in advance	27,079	14,007	17,627
Change in unamortized debt discount	(9,380)	(5,181)	7,607

Net cash provided by operating activities	2,332,905	2,408,538	2,078,339

INVESTING ACTIVITIES:
Acquisition of flight equipment for operating leases	(6,276,420)	(5,007,201)	(5,053,712)
Acquisition of flight equipment for finance leases	—	(43,247)	(165,202)
Decrease (increase) in deposits and progress payments	101,706	4,906	(97,210)
Proceeds from disposal of flight equipment — net of gain	454,512	1,355,422	953,897
Advance on notes receivable	(39,100)	(80,750)	(30,198)
Collections on notes receivable	25,035	46,793	42,570
Collections on finance and sales-type leases (net of income amortized)	29,163	14,393	13,670
Other	7,709	1,188	1,432

Net cash used in investing activities	(5,697,395)	(3,708,496)	(4,334,753)

FINANCING ACTIVITIES:
Issuance of common stock	400,000	—	—
Net change in commercial paper	(49,839)	1,099,290	(2,642,547)
Proceeds from debt financing	7,421,098	4,311,742	8,654,736
Payments in reduction of debt financing and capital lease obligations	(4,433,311)	(4,082,998)	(3,608,543)
Debt issue costs	(56,577)	(33,964)	(52,939)
Payment of common and preferred dividends	(41,650)	(39,326)	(52,892)
Increase (decrease) in customer deposits	195,086	32,676	(20,139)

Net cash provided by financing activities	3,434,807	1,287,420	2,277,676

Net increase (decrease) in cash	70,317	(12,538)	21,262
Effect of exchange rate changes on cash	(12,104)	10,044	9,284
Cash at beginning of year	99,747	102,241	71,695

Cash at end of year	$157,960	$99,747	$102,241

	Years Ended December 31,
	2005	2004	2003
	(Restated)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest (net of amount capitalized $54,097 (2005) $48,390 (2004) and $49,679 (2003))	$1,101,409	$945,991	$926,274
Income taxes, net	(38,994)	(263,757)	(189,690)

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
$5,179 was adjusted in Retained earnings and Paid-in capital as a result of an adjustment for certain prior period compensation costs related to an incentive plan of ILFC’s parent, AIG.
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

Initial Direct Costs:  We treat as period costs internal and other costs incurred in connection with identifying, negotiating and delivering aircraft to our lessees. Amounts paid by us to lessees, or other third parties, in connection with lease transactions are capitalized and amortized against Lease revenue over the initial non-cancelable term of the related lease.

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

Note B — Restatement

The following information describes the corrections to certain derivative transactions and certain other items, together with the effect on our Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flow.

ILFC enters into derivative instruments to hedge interest rates and foreign currency risks. In July 2006 we discovered errors related to two cross currency swaps designated as hedges of our foreign currency denominated debt, both designated in January 2005. The errors relate to our incorrect selection of the methodology used to measure the ineffectiveness in the hedging relationship. The swaps might have qualified for hedge accounting had we designated and selected a different measurement methodology when calculating the ineffectiveness; however, SFAS 133 does not allow for subsequent documentation modifications or for changes in methods of calculating ineffectiveness. Because these swaps do not qualify for hedge accounting, we are required to record all changes in the fair value of the two cross currency swaps in income.

In addition to correcting our accounting for derivatives described above, the restatement also includes adjustments for certain other items, some of which relate to periods prior to 2005. The cumulative impact of the items that related to periods prior to 2005 are recorded in the restated 2005 financial statements as such items were not material to the financial statements of the prior periods. These adjustments had the effect of increasing income before taxes by $5,051 ($3,283 after tax). Further, we had previously recorded in 2005 an adjustment of $5,179 (before and after tax) as a reduction of retained earnings relating to an AIG deferred compensation arrangement. This adjustment represents the cumulative effect of the costs of the various benefits provided under the AIG deferred compensation arrangement that should have been recorded in periods prior to 2005. Based on the immateriality of this adjustment to 2005 income, as well as the insignificant effect on all prior quarters and years, and further considering that the nature of the adjustment did not affect total shareholders’ equity (offsetting adjustment was an increase in paid-in-capital), we recorded this adjustment directly to retained earnings. These out of period adjustments in the aggregate would have increased (decreased) income before taxes for the years prior to 2005 by $(1,518) (2004), $(2,422) (2003), $(2,322) (2002), $7,790 (2001) and $(1,656) (prior to 2001).

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands except share and per share amounts)

Note B — Restatement (Continued)

The following tables shows the effect of the restatement to our previously reported financial statements.

CONSOLIDATED BALANCE SHEET
December 31, 2005

	As Previously
	Reported	Adjustment	As Restated

ASSETS
Cash, including interest bearing accounts of $155,953	$157,960	$—	$157,960
Current income taxes	148,399	—	148,399
Notes receivable, net of allowance	181,951		181,951
Net investment in finance leases	308,471	—	308,471
Flight equipment under operating leases	42,067,504		42,067,504
Less accumulated depreciation	7,318,572	—	7,318,572

	34,748,932		34,748,932
Deposits on flight equipment purchases	1,148,462	—	1,148,462
Other assets	289,979	456	290,435
Derivative assets	293,576	—	293,576
Investments	20,313	—	20,313
Variable interest entities assets	138,277	—	138,277
Deferred debt issue costs — less accumulated amortization of $65,377	93,551	—	93,551

	$37,529,871	$456	$37,530,327

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued interest and other payables	$351,221	$15,624	$366,845
Tax benefit sharing payable to AIG	245,000	—	245,000
Debt financing, net of deferred debt discount of $38,882	25,104,165	—	25,104,165
Subordinated debt	1,000,000	—	1,000,000
Foreign currency adjustment	197,074	—	197,074
Derivative liabilities	49,549	—	49,549
Security and other deposits on flight equipment	1,071,676	—	1,071,676
Rentals received in advance	187,957	—	187,957
Deferred income taxes	3,075,545	(5,243)	3,070,302
Variable interest entities liabilities	65,197	—	65,197
SHAREHOLDERS’ EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B each having 500 shares issued and outstanding	100,000	—	100,000
Common stock — no par value; 100,000,000 authorized shares, 45,267,723 issued and outstanding	1,053,582	—	1,053,582
Paid-in capital	587,484	—	587,484
Accumulated other comprehensive income (loss)	91,715	(25,314)	66,401
Retained earnings	4,349,706	15,389	4,365,095

Total shareholders’ equity	6,182,487	(9,925)	6,172,562

	$37,529,871	$456	$37,530,327

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note B — Restatement (Continued)

CONSOLIDATED STATEMENT OF INCOME
AND COMPREHENSIVE INCOME
Year Ended December 31, 2005

	As Previously
	Reported	Adjustment	As Restated

REVENUES
Rental of flight equipment	$3,500,335	$(18,125)	$3,482,210
Flight equipment marketing	66,790	(53)	66,737
Interest and other	61,426	—	61,426

	3,628,551	(18,178)	3,610,373

EXPENSES
Interest	1,157,282	(38,945)	1,118,337
Depreciation of flight equipment	1,372,103	—	1,372,103
Provision for overhauls	260,008	—	260,008
Selling, general and administrative	138,767	(3,010)	135,757
Other expenses	49,985	—	49,985

	2,978,145	(41,955)	2,936,190

INCOME BEFORE INCOME TAXES	650,406	23,777	674,183
Provision for income taxes	227,446	8,388	235,834

NET INCOME	$422,960	$15,389	$438,349

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net changes in cash flow hedges	70,486	(25,314)	45,172
Change in unrealized appreciation on securities available for sale	(1,596)	—	(1,596)

	68,890	(25,314)	43,576
COMPREHENSIVE INCOME	$491,850	$(9,925)	$481,925

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note B — Restatement (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Year Ended December 31, 2005

	As Previously
	Reported	Adjustment	As Restated

OPERATING ACTIVITIES
Net income	$422,960	$15,389	$438,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	1,372,103	—	1,372,103
Deferred income taxes	408,333	8,388	416,721
Change in fair value of derivative instruments	1,017,204	(38,945)	978,259
Foreign currency adjustment of cash and non-US$ denominated debt	(1,006,631)	—	(1,006,631)
Amortization of deferred debt issue costs	22,692	—	22,692
Other	6,118	—	6,118
Changes in operating assets and liabilities:
Decrease (increase) in notes receivable	20,585	—	20,585
Decrease (increase) in accrued interest, other receivables and other assets	112,478	(456)	112,022
Increase in accrued interest and other payables	81,256	15,624	96,880
(Increase) decrease in current income taxes	(141,892)	—	(141,892)
Increase in rentals received in advance	27,079	—	27,079
Change in unamortized debt discount	(9,380)	—	(9,380)

Net cash provided by operating activities	2,332,905	—	2,332,905

INVESTING ACTIVITIES
Acquisition of flight equipment for operating leases	(6,276,420)	—	(6,276,420)
Decrease (increase) in deposits and progress payments	101,706	—	101,706
Proceeds from disposal of flight equipment — net of gain	454,512	—	454,512
Advances on notes receivable	(39,100)	—	(39,100)
Collections on notes receivable	25,035	—	25,035
Collections on finance and sales-type leases (net of income amortized)	29,163	—	29,163
Other	7,709	—	7,709

Net cash used in investing activities	(5,697,395)	—	(5,697,395)

FINANCING ACTIVITIES
Issuance of common stock	400,000	—	400,000
Net change in commercial paper	(49,839)	—	(49,839)
Proceeds from debt financing	7,421,098	—	7,421,098
Payments in reduction of debt financing and capital lease obligations	(4,433,311)	—	(4,433,311)
Debt issue costs	(56,577)	—	(56,577)
Payment of common and preferred dividends	(41,650)	—	(41,650)
Increase (decrease) in customer deposits	195,086	—	195,086

Net cash provided by financing activities	3,434,807	—	3,434,807

Net increase (decrease) in cash	70,317	—	70,317
Effect of exchange rate changes on cash	(12,104)	—	(12,104)
Cash at beginning of year	99,747	—	99,747

Cash at end of year	$157,960	$—	$157,960

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

$23,517,638

  Other

Under the most restrictive provisions of the related borrowings, consolidated retained earnings at December 31, 2005, in the amount of $1,997,505, are unrestricted as to payment of dividends based on consolidated tangible net worth requirements.

We have entered into various debt and derivative transactions with AIGFP. We executed $2,787,156 and $1,780,582 notional amount of derivative instruments with AIGFP during 2005 and 2004, respectively. See Note M — Derivative Financial Instruments.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note J — Income Taxes (Restated)

The provision (benefit) for income taxes is comprised of the following:

	2005	2004	2003
	(Restated)
Current:
Federal(a)	$(180,243)	$(43,912)	$(5,521)
State	(1,461)	7	746
Foreign	818	675	993

	(180,886)	(43,230)	(3,782)
Deferred(b):
Federal	417,344	244,212	196,276
State(c)	(624)	5,119	4,189

	416,720	249,331	200,465

	$235,834	$206,101	$196,683

(a)	Including U.S. tax on foreign income

(b)	Deferred taxes were also provided (charged) to other comprehensive income of $(23,463) (2005), $(27,329) (2004), and $(32,223) (2003) and for cumulative effect of accounting change of $4,653 (2003).

(c)	Includes a benefit of $6,027 (2005) and a charge of $564 (2004) for revaluation of state deferred taxes as a result of a change in our California apportionment factor.

The net deferred tax liability consists of the following deferred tax liabilities (assets):

	2005	2004
	(Restated)
Deferred Tax Liabilities

Accelerated depreciation on flight equipment	$3,207,552	$2,758,768
Indirect payment from manufacturers	30,107	15,414
Straight line rents	20,474	20,486
Other comprehensive income	35,755	12,291

Total Deferred Tax Liabilities	$3,293,888	$2,806,959

Deferred Tax Assets
Excess of state income taxes not currently deductible	$(11,419)	$(12,114)
Provision for overhauls	(50,326)	(24,097)
Capitalized overhauls	(32,615)	(32,360)
Rent received in advance	(74,334)	(61,931)
Investments	(5,316)	(6,965)
Derivatives	(11,272)	(24,307)
Accruals and reserves	(31,792)	(6,665)
Other	(6,512)	(8,402)

Total Deferred Tax Assets	(223,586)	(176,841)

Net Deferred Tax Liability	$3,070,302	$2,630,118

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note J — Income Taxes (Restated) (Continued)

A reconciliation of the computed expected total provision for income taxes to the amount recorded is as follows:

	2005	2004	2003
	(Restated)

Computed expected provision @ 35%	$235,964	$233,838	$224,282
State income tax, net of Federal	(1,355)	3,332	3,208
FSC & ETI	(36,338)	(30,979)	(29,598)
Foreign Taxes	976	721	(1,242)
Audit Adjustments (a)	24,770	—	—
Other	11,817	(811)	33

Provision for Income Taxes	$235,834	$206,101	$196,683

(a)	During the fourth quarter of 2005, we were advised of certain IRS and other adjustments identified in the U.S. Consolidated AIG tax return which were attributable to our operations. Under our tax sharing arrangement, we were charged for the effect of the adjustments and the related interest attributable to our operations.

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

Note K — Other Information (Restated)

  Concentration of Credit Risk

We lease and sell aircraft to airlines and others throughout the world. The lease and notes receivables are from entities located throughout the world. We generally obtain deposits on leases and obtain collateral in flight equipment on notes receivable. We have one customer, Air France (lease revenues of approximately $364,600 or 10.5% in 2005 and $309,500 or 10.5% in 2004), which accounted for 10% or more of Rental of flight equipment revenue. No single customer accounted for more than 10% of total revenues in 2003.

2005 revenues from rentals of flight equipment includes a $105,229 (2.9% of total revenue) from lessees who have filed for bankruptcy protection.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note K — Other Information (Restated) (Continued)

  Segment Information

We operate within one industry: the leasing, sales and management of flight equipment.

Revenues include rentals of flight equipment to foreign airlines of $3,095,612 (2005) $2,662,182 (2004), and $2,497,085 (2003). Lease revenues from the rental of flight equipment have been reduced by payments received by our customers from the aircraft and engine manufacturers.

The following table sets forth the dollar amount and percentage of total rental revenues attributable to the indicated geographic areas based on each airline’s principal place of business for the years indicated:

	2005		2004		2003
	Amount	%	Amount	%	Amount	%
	(Restated)

Europe	$1,693,235	48.5%	$1,432,441	48.5%	$1,315,851	46.9%
Asia/Pacific	761,673	21.9	689,201	23.3	661,956	23.6
United States and Canada	479,219	13.8	382,090	12.9	424,457	15.0
Central, South America and Mexico	253,667	7.3	208,622	7.1	221,067	7.9
Africa and the Middle East	294,416	8.5	243,170	8.2	183,880	6.6

	$3,482,210	100%	$2,955,524	100%	$2,807,211	100%

The following table sets forth revenue attributable to individual countries represent at least 10% of total revenue based on each airline’s principal place of business for the years indicated (2004 United States is shown for comparison:

	2005		2004		2003
	Amount	%	Amount	%	Amount	%
	(Restated)

France	$442,272	12.7%	$351,394	11.9%	$326,010	11.6%
China	410,310	11.8	357,512	12.1	308,204	11.0
United States	386,598	11.1	236,353	8.0	310,126	11.0

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

Note L — Commitments and Contingencies

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

  Asset Value Guarantees

We have guaranteed a portion of the residual value of 20 aircraft to financial institutions. These guarantees expire at various dates through 2013 and generally provide for us to pay the difference between the fair market value of the aircraft and the guaranteed value up to certain specified amounts, or, at our option, purchase the aircraft for the guaranteed value. At December 31, 2005, the maximum exposure if we were to pay under such guarantees was $58,889. In addition, we have written put options for 11 aircraft in the amount of $343,550. Management regularly reviews the underlying values of the collateral aircraft, to determine the exposure under these guarantees and options. At December 31, 2004, we recorded a $5,600 loss contingency related to certain exercised put options. We have adopted FIN 45 for guarantees entered into after December 31, 2002. Guarantees in the amounts of $10,037 (2005) and $5,507 (2004), are included in “Accrued interest and other payables” on our Consolidated Balance Sheets.

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

  Contingencies

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

Between December 2001 and March 2003, we restructured the ownership of aircraft in certain lease transactions in Australia. The Australian Tax Office (“ATO”) has investigated how the goods and services tax laws of Australia (“GST”) relate to these transactions. In September 2004, we filed a Summons in the Supreme Court of New South Wales seeking declaratory relief affirming our positions on the technical GST aspects of the restructurings. In April 2005, the ATO issued their final compliance report and assessments against both ILFC Australia (“ILFCA”) and Interlease Aircraft Trading (“IATC”), both wholly owned subsidiaries of ILFC and parties to the restructuring. The assessments were made for the full tax credits claimed, including penalties and interest against both parties. Our request for declaratory relief was dismissed as a result of the assessments issued. In November 2005, our appeal of the dismissal was denied. Management believes that there are substantial arguments in support of our position and we have appealed the assessments. In January 2006, the ATO began recovery proceedings against ILFCA to collect the outstanding assessments, and have initiated activities to stay the recovery

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note L — Commitments and Contingencies (Continued)

proceeding and settle the matter. A charge in the amount of $38,275 is included in Other expenses in our 2005 Consolidated Statement of Income. In March 2006, we reached an agreement in principle to settle all outstanding matters with the ATO. The settlement approximates amounts accrued as of December 31, 2005.

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

We recorded hedge ineffectiveness in interest expense related to cross currency fair value hedges in the amount of $3,094 (2005), $1,097 (2004), and $700 (2003) and related to cash flow hedges in the amount of $48 (2005), $515 (2004) and $0 (2003). The Company recorded gains in the amounts of $31,848 (2005), $5,495 (2004) and losses in the amount of $29,020 (2003) in interest expense related to derivative instruments that do not qualify for hedge treatment under SFAS 133.

During the twelve months ended December 31, 2005, 2004 and 2003, the Company recorded the following income (loss) in earnings in accordance with SFAS 133:

	2005	2004	2003
	(Restated)

Related to non-hedging instruments:
Changes in fair value of non-hedging instruments	$(208,495)	$(369,371)	$(29,020)
Offsetting changes in fair value of the previously designated hedged item	240,343	374,866	—
Related to designated fair value hedging relationships:
Changes in fair value of hedging instruments	(175,297)	—	152,969
Offsetting changes in fair value of hedged items	172,203		(153,685)
Ineffectiveness of cash flow hedges	(48)	515	—

Total effect on earnings	$28,706	$6,010	$(29,736)

At December 31, 2005 and 2004, the Company’s accumulated other comprehensive income (loss) consisted of the following:

	2005	2004
	(Restated)

Cumulative cash flow hedge loss adjustment, net of tax	$65,131	$19,959
Mark-to-market of securities held for sale, net of tax	1,270	2,866

Total accumulated other comprehensive income (loss)	$66,401	$22,825

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note M — Derivative Financial Instruments (Restated) (Continued)

During the year ended December 31, 2005, $34,687 (net) was reclassified from accumulated other comprehensive income to interest expense when interest was paid or received on the Company’s cash flow hedges. The Company estimates that within the next twelve months it will amortize into earnings $27,719 of the pre-tax balance in accumulated other comprehensive income (loss) under cash flow hedge accounting in connection with the Company’s program to convert debt from floating to fixed rates.

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

Note O — Flight Equipment Marketing — Securitization

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

We recorded gains, net of expenses, in the amounts of $32,854 (2004) and $23,245 (2003) related to the transactions. The gains are included in “Flight equipment marketing — securitization” in our Consolidated Statements of Income. We continue to manage the aircraft sold to the trusts for a fee. At December 31, we recorded management fees in the amounts of $9,833 (2005), $10,209 (2004) and $1,291 (2003) in income related to management services provided to the trusts and $34 (2005) and $1,600 (2004) accounts receivable related to the management of those aircraft is included in “Other assets” on our Consolidated Balance Sheet.

Note P — Quarterly Financial Information (Restated) (Unaudited)

ILFC has set forth below selected quarterly financial data for the years ended December 31, 2005 and 2004. The following quarterly financial information for each of the three months ended and at March 31, June 30, September 30, and December 31, 2005 and 2004 is unaudited.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note P — Quarterly Financial Information (Restated) (Unaudited) (Continued)

The Company have restated its quarterly financial statements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of this Form-10K/A for a reconciliation of previously reported selected quarterly data as restated.

	Quarter
	First	Second	Third	Fourth		Total

Year Ended December 31, 2005 (Restated)
Total Revenues	$839,778	$902,527	$959,145	$908,923		$3,610,373
Pre-tax Income	222,611	141,098	220,869	89,605	(a)	674,183
Net Income	150,664	95,845	151,104	40,736	(b)	438,349
Year Ended December 31, 2004
Total Revenues	$762,895	$779,524	$806,427	$811,040		$3,159,886
Pre-tax Income	189,744	173,617	187,996	116,750		668,107
Net Income	129,108	118,737	127,386	86,775		462,006

(a)	As discussed in Note L, in the fourth quarter of 2005, we recorded a charge of $38,275 to settle the Australian Tax Office assessment.

(b)	As discussed in Note J, in the fourth quarter we recorded additional tax expense of $36,587 related to tax examinations and other adjustments.

Report of Independent Registered Public Accounting Firm
on
Financial Statement Schedule

To the Shareholders and Board of Directors
of International Lease Finance Corporation:

Our audits of the consolidated financial statements referred to in our report dated March 14, 2006, except for the effects of the restatement discussed in Note B to the consolidated financial statements, as to which the date is August 11, 2006, appearing in this Annual Report on Form 10-K/A of International Lease Finance Corporation also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

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

Dated: August 11, 2006

INTERNATIONAL LEASE FINANCE CORPORATION

By	/s/ ALAN H. LUND
Alan H. Lund
Director, Vice Chairman
Chief Financial Officer and
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ STEVEN F. UDVAR-HAZY Steven F. Udvar-Hazy	Chairman of the Board and Chief Executive Officer	August 11, 2006

/s/ LESLIE L. GONDA Leslie L. Gonda	Director, Chairman of the Executive Committee	August 11, 2006

/s/ JOHN L. PLUEGER John L. Plueger	Director, President and Chief Operating Officer	August 11, 2006

/s/ LOUIS L. GONDA Louis L. Gonda	Director	August 11, 2006

/s/ MARTIN J. SULLIVAN Martin J. Sullivan	Director	August 11, 2006

/s/ WILLIAM N. DOOLEY William N. Dooley	Director	August 11, 2006

/s/ STEVEN J. BENSINGER Steven J. Bensinger	Director	August 11, 2006

/s/ ALAN H. LUND Alan H. Lund	Director, Vice Chairman, Chief Financial Officer and Chief Accounting Officer	August 11, 2006