Form 10-Q/A
period 2006-03-31
INTERNATIONAL LEASE FINANCE CORP
filed 2006-08-11
CIK 714311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)
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

10250 Constellation Blvd., Suite 3400,
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
     This amendment to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2006, amends and restates only those items of the previously filed Form 10-Q which have been affected by the restatement, although all items of the Form 10-Q are reproduced in this amendment. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update such disclosures except as required to reflect the effects of the restatement.
RESTATEMENT
     ILFC has restated its financial statements and other financial information for the year 2005 and for each of the quarters therein, and for the quarter ended March 31, 2006, with respect to the accounting for certain derivative transactions and other adjustments for certain items, some of which relate to periods prior to 2005. See Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note B of Notes to Consolidated Financial Statements in the 2005 Form 10-K/A, as amended, and Note B of Notes to Condensed Consolidated Financial Statements included herein for a discussion of the restatement and the effect on ILFC’s Consolidated Balance Sheets and Consolidated Statements of Income.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
FORM 10-Q/A QUARTERLY REPORT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	Restated	Restated
	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Cash, including interest bearing accounts of $169,799 (March 31, 2006) and $155,953 (December 31, 2005)	$174,560	$157,960
Current income taxes	170,760	148,399
Notes receivable, net of allowance, and net investment in finance leases	516,039	490,422
Flight equipment under operating leases	43,687,609	42,067,504
Less accumulated depreciation	7,624,618	7,318,572

	36,062,991	34,748,932
Deposits on flight equipment purchases	1,176,367	1,148,462
Other assets	450,076	290,435
Derivative assets	448,104	293,576
Investments	18,891	20,313
Variable interest entities assets	134,531	138,277
Deferred debt issue costs — less accumulated amortization of $69,234 (March 31, 2006) and $65,377 (December 31, 2005)	98,979	93,551

	$39,251,298	$37,530,327

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued interest and other payables	$465,925	$366,845
Tax benefit sharing payable to AIG	245,000	245,000
Debt financing, net of deferred debt discount of $40,510 (March 31, 2006) and $38,882 (December 31, 2005)	26,368,065	25,104,165
Junior subordinated debentures	1,000,000	1,000,000
Foreign currency translation adjustment related to foreign currency denominated debt denominated debt	328,339	197,074
Derivative liabilities	13,780	49,549
Capital lease obligations	—	—
Security and other deposits on flight equipment	1,100,755	1,071,676
Rentals received in advance	216,204	187,957
Deferred income taxes	3,161,150	3,070,302
Variable interest entities liabilities	45,118	65,197
SHAREHOLDERS’ EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B each having 500 shares issued and outstanding	100,000	100,000
Common stock—no par value; 100,000,000 authorized shares, 45,267,723 (March 31, 2006 and December 31, 2005) issued and outstanding	1,053,582	1,053,582
Paid-in capital	587,367	587,484
Accumulated other comprehensive (loss) income	63,156	66,401
Retained earnings	4,502,857	4,365,095

Total shareholders’ equity	6,306,962	6,172,562

	$39,251,298	$37,530,327

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Dollars in thousands)

	Restated	Restated
	2006	2005
	(Unaudited)
REVENUES
Rental of flight equipment	$914,310	$816,762
Flight equipment marketing	18,813	9,574
Interest and other	19,949	13,442

	953,072	839,778

EXPENSES
Interest	268,196	203,870
Depreciation of flight equipment	363,795	318,891
Provision for overhauls	53,139	60,417
Rent Expense	5,468	—
Selling, general and administrative	43,565	33,989

	734,163	617,167

INCOME BEFORE INCOME TAXES	218,909	222,611
Provision for income taxes	70,833	71,947

NET INCOME	$148,076	$150,664

See notes to condensed consolidated financial statements

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Dollars in thousands)

	Restated	Restated
	2006	2005
	(Unaudited)
NET INCOME	$148,076	$150,664

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Net changes in cash flow hedges (net of taxes in the amounts of $1,762 (2006) and $14,328 (2005))	(3,273)	26,609
Change in unrealized appreciation on securities available for sale (net of taxes in the amounts of $15 (2006) and $78 (2005))	28	(145)

	(3,245)	26,464

COMPREHENSIVE INCOME	$144,831	$177,128

See notes to condensed consolidated financial statements

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Dollars in thousands)

	Restated	Restated
	2006	2005
	(Unaudited)
OPERATING ACTIVITIES
Net income	$148,076	$150,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	363,795	318,891
Deferred income taxes	92,595	122,805
Change in fair value of derivative instruments	(195,332)	248,917
Foreign currency adjustment of cash and non-US$ denominated debt	129,829	(283,333)
Amortization of deferred debt issue costs	7,468	8,507
Other	3,003	—
Changes in operating assets and liabilities:
Other assets	(118,853)	(8,701)
Change in current income taxes	(22,361)	(50,831)
Increase in accrued interest and other payables	79,000	91,101
Increase in rentals received in advance	28,247	11,994
Change in unamortized debt discount	(1,629)	(7,923)
Other	5,962	5,426

Net cash provided by operating activities	519,800	607,517

INVESTING ACTIVITIES
Acquisition of flight equipment for operating leases	(1,878,077)	(2,209,516)
Increase in deposits and progress payments	(27,905)	(133,605)
Proceeds from disposal of flight equipment — net of gain	163,181	20,975
Advances on notes receivable	(48,616)	(6,500)
Collections on notes receivable and finance leases	14,987	11,874
Other	396	(2,557)

Net cash used in investing activities	(1,776,034)	(2,319,329)

FINANCING ACTIVITIES
Net change in commercial paper	303,821	1,785,319
Proceeds from debt financing	1,701,498	973,146
Payments in reduction of debt financing and capital lease obligations	(739,790)	(1,196,501)
Debt issue costs	(12,896)	(14,672)
Increase in customer deposits	29,079	144,625
Payment of common and preferred dividends	(10,314)	(10,976)

Net cash provided by financing activities	1,271,398	1,680,941

Net increase (decrease) in cash	15,164	(30,871)
Effect of exchange rate changes on cash	1,436	(2,189)
Cash at beginning of period	157,960	99,747

Cash at end of period	$174,560	$66,687

(Table continued on following page)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Dollars in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Restated	Restated
	2006	2005
	(Unaudited)
Cash paid (received) during the period for:
Interest (net of amount capitalized of $13,504 (2006) and $14,507 (2005))	$245,143	$167,645
Income taxes, net	599	(28)
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
Certain payments from aircraft and engine manufacturers in the amount of $94,344 reduced the basis of Flight equipment under operating leases and increased Other assets.
See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)
A.	Basis of Preparation
     International Lease Finance Corporation (“the Company,” “ILFC,” “management,” “we,” “our,” “us”) is an indirect wholly owned subsidiary of American International Group, Inc. (“AIG”). AIG is a holding company, which through its subsidiaries is primarily engaged in a broad range of insurance and insurance-related activities in the United States and abroad. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements include our accounts, accounts of all other entities in which we have a controlling financial interest, as well as accounts of variable interest entities in which we are the primary beneficiary as defined by Financial Accounting Standards Board Interpretation No. 46R “Consolidation of Variable Interest Entities.” All material intercompany accounts have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included. Certain reclassifications have been made to the 2005 unaudited condensed consolidated financial statements to conform to the 2006 presentation. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2005.
B.	Restatement
     We restated our unaudited condensed consolidated financial statements and other financial information at and for the quarters ended March 31, June 30, September 30, and December 31, 2005. We are restating the quarter ended March 31, 2006 herein. The restatement relates to the correction of errors in our accounting for two cross currency swaps designated as hedges of our foreign currency denominated debt. We included the restated financial information at and for each of the periods being restated in our Annual Report on Form 10-K/A for the year ended December 31, 2005.
     The following information describes the corrections in accounting for certain derivative transactions and certain other items, together with the effect on the Company’s Condensed Consolidated Statement of Income and Shareholders’ equity accounts.
     ILFC enters into derivative instruments to hedge interest rates and foreign currency risks. We have a material weakness in internal control over financial reporting related to derivatives, as previously disclosed in our filings on Form 10-K and Form 10-Q. As part of our remediation efforts of this material weakness, we discovered errors related to two cross currency swaps designated as hedges of our foreign currency denominated debt, both designated in January 2005. The errors relate to our incorrect selection of the methodology used to measure the ineffectiveness in the hedging relationship. The swaps might have qualified for hedge accounting had we designated and selected a different measurement methodology when calculating the ineffectiveness; however, SFAS 133 does not allow for subsequent documentation modifications for changes in methods of calculating ineffectiveness. Because the swaps do not qualify for hedge accounting, we will be required to record all changes in the fair value of the two cross currency swaps in income.
     In addition to correcting our accounting for derivatives described above, the restatement also includes adjustments for certain items, some of which relate to periods prior to 2005. The cumulative impact of the items that related to periods prior to 2005 are recorded in the restated 2005 financial statements as such items were not material to the financial statements of the prior periods. These adjustments had the effect of increasing income before taxes by $5,051 ($3,283 after tax). Further, we had previously recorded in 2005 an adjustment of $5,179 (before and after tax) as a reduction of Retained earnings relating to an AIG deferred compensation arrangement. This adjustment represents the cumulative effect of the costs of the various benefits provided under the AIG deferred compensation arrangement that should have been recorded in periods prior to 2005. Based on the immateriality of this adjustment to 2005 income, as well as the insignificant effect on all prior quarters and years, and further considering that the nature of the adjustment did not affect total Shareholders’ equity (offsetting adjustment was an increase in Paid-in-capital), we recorded this adjustment directly to Retained earnings.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2006
(Unaudited)
     The following table presents components of the consolidated Statements of Income and Shareholders’ Equity as reported, compared to the restated accounts:

	March 31, 2006		December 31, 2005		March 31, 2005
	As	As	As	As	As	As
	Reported	Restated	Reported	Restated	Reported	Restated
Consolidated Statements of Income:
Rental of flight equipment	$897,081	$914,310			$798,101	$816,762
Flight equipment marketing	18,813	18,813			15,561	9,574
Interest and other	21,002	19,949			15,162	13,442
Interest expense	286,793	268,196			240,406	203,870
Provision for overhauls					44,143	60,417
Selling, general and administrative expense	43,705	43,565			36,366	33,989
Income before taxes	183,996	218,909			189,018	222,611
Net income	125,480	148,076			128,922	150,664
Shareholders’ Equity:
Accumulated other comprehensive Income	100,559	63,156	$91,715	$66,401	73,038	49,290
Retained earnings	4,464,872	4,502,857	4,349,706	4,365,095	4,086,341	4,108,083
Total shareholders’ equity	6,306,380	6,306,962	6,182,487	6,172,562	5,498,377	5,496,371
The restatement did not have a significant effect on our financial position or cash flows.
C.	Derivative Activities (Restated)
     We use derivatives to manage exposures to interest rate and foreign currency risks and we account for derivatives in accordance with Statement of Financial Accounting Standards Board No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). During the three months ended March 31, 2006 and 2005, we recorded the following in interest expense:

	March 31, 2006	March 31, 2005
	(Dollars in thousands)
(Income) loss related to derivative instruments:
Change in fair value of derivative instruments with no hedge accounting treatment under SFAS 133	$(136,515)	$57,341
Offsetting change in value of foreign denominated debt related to contracts with no hedge accounting treatment under SFAS 133	75,029	(90,877)
Change in fair value of derivative instruments accounted for as fair value hedges	(19,105)	62,179
Offsetting change in value of foreign denominated debt related to fair value hedges	19,156	(61,134)
Change in value of foreign denominated debt related to cash flow hedges	35,803	(128,630)
Offsetting reclassification to Accumulated Other Comprehensive Income of the change in value of foreign denominated debt related to cash flow hedges	(35,803)	128,630
Ineffectiveness related to cash flow hedges	(1,551)	52

	$(62,986)	$(32,439)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2006
(Unaudited)
     During the three months ended March 31, 2006, $3.1 million (net) was reclassified from Accumulated other comprehensive (loss) income to Interest expense when interest was paid or received on our cash flow hedges. We estimate that within the next twelve months we will amortize into earnings approximately $12.4 million of the pre-tax balance in Accumulated other comprehensive (loss) income under cash flow hedge accounting in connection with our program to convert debt from floating to fixed interest rates.
D.	Management Fees from Related Party
     We sold 37 aircraft to a trust in 2003 and sold an additional 34 aircraft to another trust in 2004. The trusts were primarily funded by other subsidiaries of AIG and are consolidated by AIG. We continue to manage the aircraft sold to the trusts for a fee. For the three months ended March 31, 2006 and 2005, we recorded fees related to the management of these aircraft in the amounts of $2.4 million and $2.5 million in Interest and other in our Condensed Consolidated Statements of Income. Other assets on our Condensed Consolidated Balance Sheets include receivables from those entities in the amounts of $97,000 at March 31, 2006, and $34,000 at December 31, 2005.
E.	Recent Accounting Pronouncements
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
F.	Subsequent Events
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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Forward-Looking Statements
     This quarterly report on Form 10-Q/A contains or incorporates statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-Q/A and include statements regarding, among other matters, the state of the airline industry, the Company’s access to the capital markets, the Company’s ability to restructure leases and repossess aircraft, the structure of the Company’s leases, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company’s financial condition or results of operations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and “should” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or industry results to vary materially from the Company’s future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, the risk factors described and referred to in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Industry Conditions” and “Part II — Item 1A. Risk Factors,” and general industry economic and business conditions, which will, among other things, affect demand for aircraft, availability and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives, and environmental and safety requirements. The Company will not update any forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Overview and Industry Condition (Restated)
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
     Our primary source of revenue is from operating leases. One measure of profitability we use is a ratio called Lease Margin (see “Item 2. Management’s Discussion and Analysis – Non-GAAP Financial Measures”). Our lease margin for the three months ended March 31, 2006, decreased 4.83% compared to the same period in 2005. The primary reasons for the decline are (i) charges related to additional provision on notes receivable from previous Varig restructurings and a write-off of straight-line rents on aircraft leased to ATA and returned prior to the contracted lease termination date; (ii)accrued lease subsidies on aircraft previously sold; and (iii) increasing interest rates starting to affect our margins. Our 2006 quarterly average composite borrowing rate increased 0.64% to 5.06% compared to the same period in 2005. The increase in interest rates was partially offset by changes in the market values of derivatives for which we do not have hedge accounting treatment for and changes in the mark of the related foreign denominated debt in the amount of $61.5 million. Increasing interest rates, along with other risk factors, may impact our future results.
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
     On June 17, 2005, one of our customers, Varig S.A., or Varig (lessee of eleven aircraft), filed for bankruptcy protection under Brazilian Bankruptcy Law and in the United States Bankruptcy Court for the Southern District of New York. Revenues from rentals of flight equipment for the quarter ended March 31, 2006, include $13.1 million of revenue from Varig. Varig is still operating but is not currently meeting all rental obligations under the leases, and we have filed a stipulation with the court to enforce its order against Varig to keep current on the leases or return the aircraft. If Varig returns the aircraft, we will be required to remarket those aircraft and may incur costs related to re-leasing those aircraft. In the first quarter of 2006, we took a charge in the amount of $8.8 million related to receivables of restructured rents from Varig. The charge is included in Selling, general and administrative on the March 31, 2006 Condensed Consolidated Statements of Income.
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
     For a detailed discussion on the application of these accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K/A for the year ended December 31, 2005.

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
     When interest rate and foreign currency swaps are effective as accounting hedges under the technical requirements of SFAS 133, they offset the variability of expected future cash flows or changes in the fair values of assets and liabilities, both economically and for financial reporting purposes. We have historically used such instruments to effectively mitigate foreign currency and interest rate risks. The effect of our inability to apply hedge accounting for the swaps is that changes in their fair values must be recorded in earnings each reporting period. As a result, reported net income will be directly influenced by changes in interest rates and currency rates. The related net mark-to-market gain reported in income for the three months ended March 31, 2006, was $61.5 million, consisting of a gain of $136.5 million related to derivatives, and a loss of $75.0 million mark-to-spot changes of the Euro debt related to the foreign exchange swap contracts.
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
Non-GAAP Financial Measures (Restated)
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
     The following is a reconciliation of Profit Margin to Lease Margin:

	Three Months Ended
	March 31
	(Dollars in millions)
	Restated	Restated
	2006	2005
Total revenues (A)	$953.0	$839.8
Flight equipment marketing	(18.8)	(9.6)
Interest and other	(19.9)	(13.4)

Rental of flight equipment (B)	914.3	816.8

Total expenses (C)	734.2	617.2
VIE expenses	(5.0)	(5.2)

Adjusted total expenses (D)	729.2	612.0

Profit margin (A) – (C) = (E)	$218.8	$222.6
Lease margin (B) – (D) = (F)	$185.1	$204.8
Profit margin % (E) divided by (A)	22.96%	26.51%
Lease margin % (F) divided by (B)	20.24%	25.07%
     Our quarterly lease margin decreased to 20.24% in 2006 compared to 25.07% in 2005. The primary reasons for the decline are (i) charges related to 2006 additional provision on notes receivables from previous Varig restructurings and a write-off of straight-line rents on aircraft leased to ATA and returned prior to the contracted lease termination date; and (ii) increasing interest rates starting to materialize in our margins. The increase in interest rates was partly offset by higher gains related to derivative instruments.
Results of Operations (Restated) - Three months ended March 31, 2006 versus 2005.
     Revenues from rentals of flight equipment increased 11.9% to $914.3 million in 2006 from $816.8 million in 2005. The number of aircraft in our fleet increased to 773 at March 31, 2006, compared to 699 at March 31, 2005. Revenues from rentals of flight equipment increased $124.9 million due to the purchase of aircraft after March 31, 2005 and earning revenue during the entire period, or part thereof, in 2006 compared to no or partial earned revenue for the same period in 2005. The increase was offset by (i) $3.5 million related to aircraft deployed during the period ended March 31, 2005 and sold prior to March 31, 2006 and (ii) $12.4 million related to aircraft that were redelivered during the years and/or had changes in lease rates. The decrease in revenue related to redeliveries was primarily due to a write-off of straight-line rentals in the amount of $10.7 million due to ATA aircraft returned prior the contracted lease termination date. Overhaul revenue decreased $11.5 million in 2006 compared to 2005 due to the cumulative effect of the overhaul revenue accrual relating to prior periods and recorded during the first quarter of 2005, offset by (i) an increase in collections and (ii) an increase in the aggregate number of hours flown, on which we collect overhaul revenue.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     We did not have any aircraft in our fleet that were not subject to a signed lease agreement or a signed letter of intent at March 31, 2006.
     In addition to leasing operations, we engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment on a principal and commission basis. Revenues from flight equipment marketing increased to $18.8 million in 2006 compared to $9.6 million in 2005 due to the different aircraft models and difference in the age of the aircraft sold in the two quarters. We sold three aircraft during the first quarter of 2006, two of which were accounted for as sale-lease back transactions, compared to twelve aircraft sold during the same period in 2005, eleven of which were in the form of sales-type leases.
     Interest and other revenue increased to $19.9 million in 2006 compared to $13.4 million in 2005 due to (i) an increase in foreign exchange gain in the amount of $4.3 million and (ii) an increase in fees and deposit forfeitures due to non-performance by customers in the amount of $2.4 million and other minor increases. These increases were offset by lower gains on the sale of stock in the amount of $0.8 million.
     Interest expense increased to $268.2 million in 2006 compared to $203.9 million in 2005 as a result of (i) an increase in average debt outstanding (excluding the effect of debt discount and foreign exchange adjustments), primarily borrowed to finance aircraft acquisitions, to $25.3 billion in 2006 compared to $24.0 billion in 2005 and (ii) an increase in interest rates. Interest expense decreased by $30.5 million due to changes in gains related to derivative activities (see “Note C. Hedging Activities” of Notes to Condensed Consolidated Financial Statements).
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
     Provision for overhauls decreased to $53.1 million in 2006 compared to $60.4 million in 2005 primarily due to the cumulative effect of the overhaul revenue accrual being recorded during the first quarter of 2005. The decrease was partially offset by an increase in the aggregate number of hours flown on which we collect overhaul revenue and against which the provision is computed.
     Selling, general and administrative expenses increased to $43.6 million in 2006 compared to $34.0 million in 2005 due to (i) a charge in the amount of $8.8 million related to the write down of a notes receivable from Varig S.A., who has filed for bankruptcy protection; (ii) an increase of $4.9 million in 2006 employee related expenses compared to 2005, primarily due to an increase in employee benefit charges from AIG, an increase in the number of employees from 153 to 161 and (iii) an increase of $3.5 million in Other selling and administrative expenses to support the marketing and leasing of our growing fleet. The increases were offset by a decrease of $7.5 million in fleet support expenses and other minor decreases.
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
     Other Comprehensive income was a loss of $(3.2) million in 2006 compared to income of $26.5 million in 2005. The decrease was primarily due to changes in the market value of cash flow hedges.

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

Based on our evaluation as of March 31, 2006, we have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in internal controls as described below. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has not been fully remediated as of March 31, 2006:

The Company did not maintain effective controls over the valuation, presentation and disclosure of derivative transactions. Specifically, we did not maintain adequate documentation regarding the effectiveness of certain derivative transactions used to hedge interest rate and foreign currency exchange rate risk and did not select the correct methodology to measure the ineffectiveness in the hedging relationships of two cross currency swaps. These control deficiencies resulted in a misstatement to the financial statement line items (Derivative assets, Derivative liabilities, Accumulated other comprehensive income and Interest expense) and resulted in a restatement of our annual and interim financial statements. Accordingly, management concluded this control deficiency constitutes a material weakness.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In connection with the investigation of our restructuring of certain leases in Australia, as expected, the Australian Tax Office (“ATO”) had issued assessments aggregating AUD114.6 million ($87.1 million) against two of our Australian entities (see our 2005 Annual Report on Form 10-K/A for more information). In the second quarter of 2006, ILFC settled the assessments with the ATO. The settlement was approximately equal to amounts accrued in prior quarters. There was no effect on income related to this settlement for the period ended March 31, 2006.
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
Risks directly or indirectly affecting our business include:

• Overall Airline Industry Risk

➢ Demand for air travel

➢ Competition between carriers

➢ Fuel prices and availability

➢ Labor costs and stoppages

➢ Maintenance costs

➢ Employee labor contracts

➢ Airport and air traffic control infrastructure constraints

➢ Airport access

➢ Insurance costs

➢ Security, terrorism and war

➢ Worldwide health concerns

➢ Equity and borrowing capacity

➢ Environmental concerns

➢ Government regulation

➢ Interest rates

➢ Overcapacity

• Airframe, Engine and Other Manufacturer Risk

• Borrowing Risks

➢ Liquidity

➢ Interest rate risk

• Other Risks

➢ Failure to remedy material weakness

➢ Residual value

➢ Obsolescence

➢ Key personnel

➢ Foreign currency exchange rate risk

➢ Relationship with AIG

PART II. OTHER INFORMATION (CONTINUED)
For a detailed discussion of risk factors affecting us, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2005.
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
INTERNATIONAL LEASE FINANCE CORPORATION

August 11, 2006	/S/ Steven F. Udvar-Hazy STEVEN F. UDVAR-HAZY
Chairman of the Board and Chief Executive Officer

August 11, 2006	/S/ Alan H. Lund

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