Form 10-Q
period 2006-06-30
INTERNATIONAL LEASE FINANCE CORP
filed 2006-08-11
CIK 714311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

10250 Constellation Blvd., Suite 3400
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
     As of July 31, 2006, there were 45,267,723 shares of Common Stock, no par value, outstanding.

EXPLANATORY NOTE
     International Lease Finance Corporation’s (the “Company,” “ILFC”) has restated its financial statements and other financial information for the year 2005 and for each of the quarters therein, and for the quarter ended March 31, 2006, with respect to the accounting for certain derivative transactions and other adjustments for certain items, some of which relate to periods prior to 2005. See Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note B of Notes to Consolidated Financial Statements in the 2005 Form 10-K/A and Note B of Notes to Condensed Consolidated Financial Statements and Controls and Procedures included herein for a discussion of the restatement and the effect on ILFC’s Consolidated Balance Sheets and Consolidated Statements of Income.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

		Restated
	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Cash, including interest bearing accounts of $129,231 (June 30, 2006) and $155,953 (December 31, 2005)	$136,862	$157,960
Current income taxes	271,864	148,399
Notes receivable, net of allowance, and net investment in finance leases	509,697	490,422
Flight equipment under operating leases	46,076,774	42,067,504
Less accumulated depreciation	7,994,281	7,318,572

	38,082,493	34,748,932
Deposits on flight equipment purchases	888,446	1,148,462
Other assets	474,796	290,435
Derivative assets	744,710	293,576
Investments	16,516	20,313
Variable interest entities assets	132,371	138,277
Deferred debt issue costs — less accumulated amortization of $77,112 (June 30, 2006) and $65,377 (December 31, 2005)	100,752	93,551

	$41,358,507	$37,530,327

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued interest and other payables	$424,533	$366,845
Tax benefit sharing payable to AIG	245,000	245,000
Debt financing, net of deferred debt discount of $45,962 (June 30, 2006) and $38,882 (December 31, 2005)	28,042,826	25,104,165
Junior subordinated debentures	1,000,000	1,000,000
Foreign currency translation adjustment related to foreign currency denominated debt denominated debt	569,727	197,074
Derivative liabilities	9,088	49,549
Security and other deposits on flight equipment	1,065,403	1,071,676
Rentals received in advance	224,654	187,957
Deferred income taxes	3,324,406	3,070,302
Variable interest entities liabilities	21,760	65,197
SHAREHOLDERS’ EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B each having 500 shares issued and outstanding	100,000	100,000
Common stock—no par value; 100,000,000 authorized shares, 45,267,723 (June 30, 2006 and December 31, 2005) issued and outstanding	1,053,582	1,053,582
Paid-in capital	587,625	587,484
Accumulated other comprehensive income (loss)	77,637	66,401
Retained earnings	4,612,266	4,365,095

Total shareholders’ equity	6,431,110	6,172,562

	$41,358,507	$37,530,327

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(Dollars in thousands)

		Restated
	2006	2005
	(Unaudited)
REVENUES
Rental of flight equipment	$1,002,643	$859,814
Flight equipment marketing	20,776	26,166
Interest and other	22,216	16,547

	1,045,635	902,527

EXPENSES
Interest	354,569	332,459
Depreciation of flight equipment	385,451	343,549
Flight equipment rent	4,500	—
Provision for overhauls	67,967	52,685
Selling, general and administrative	56,760	32,736

	869,247	761,429

INCOME BEFORE INCOME TAXES	176,388	141,098
Provision for income taxes	56,744	45,253

NET INCOME	$119,644	$95,845

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Dollars in thousands)

		Restated
	2006	2005
	(Unaudited)
REVENUES
Rental of flight equipment	$1,916,953	$1,676,577
Flight equipment marketing	39,589	35,739
Interest and other (Note D)	42,164	29,989

	1,998,706	1,742,305

EXPENSES
Interest	622,765	536,329
Depreciation of flight equipment	749,246	662,440
Flight equipment rent	9,967	—
Provision for overhauls	121,106	113,102
Selling, general and administrative	100,325	66,724

	1,603,409	1,378,595

INCOME BEFORE INCOME TAXES	395,297	363,710
Provision for income taxes	127,577	117,200

NET INCOME	$267,720	$246,510

See notes to condensed consolidated financial statements

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(Dollars in thousands)

		Restated
	2006	2005
	(Unaudited)
NET INCOME	$119,644	$95,845

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Net changes in cash flow hedges (net of taxes in the amounts of $8,615 (2006) and $10,008 (2005))	15,998	18,587
Change in unrealized appreciation on securities available for sale (net of taxes in the amounts of $818 (2006) and $1,143 (2005))	(1,519)	(2,122)

	14,479	16,465

COMPREHENSIVE INCOME	$134,123	$112,310

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Dollars in thousands)

		Restated
	2006	2005
	(Unaudited)
NET INCOME	$267,720	$246,510

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Net changes in cash flow hedges (net of taxes in the amounts of $6,853 (2006) and $24,337 (2005))	12,727	45,197
Change in unrealized appreciation on securities available for sale (net of taxes in the amounts of $803 (2006) and $1,221 (2005))	(1,491)	(2,268)

	11,236	42,929

COMPREHENSIVE INCOME	$278,956	$289,439

See notes to condensed consolidated financial statements

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Dollars in thousands)

		Restated
	2006	2005
	(Unaudited)
OPERATING ACTIVITIES
Net income	$267,720	$246,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	749,246	662,440
Deferred income taxes	248,054	227,070
Change in fair value of derivative instruments	(472,015)	846,640
Foreign currency adjustment of cash and non-US$ denominated debt	367,796	(883,934)
Amortization of deferred debt issue costs	15,346	17,332
Other	(10,477)	(4,064)
Changes in operating assets and liabilities:
Other assets	(86,731)	14,504
Change in current income taxes	(123,465)	(112,328)
Increase in accrued interest and other payables	14,251	76,129
Increase in rentals received in advance	36,697	24,283
Change in unamortized debt discount	(7,079)	(16,686)
Other	9,156	6,343

Net cash provided by operating activities	1,008,499	1,104,239

INVESTING ACTIVITIES
Acquisition of flight equipment for operating leases	(4,433,997)	(4,822,093)
Decrease in deposits and progress payments	260,016	73,054
Proceeds from disposal of flight equipment — net of gain	253,466	231,749
Advances on notes receivable	(48,616)	(6,500)
Collections on notes receivable and finance leases	34,337	35,333
Other	3,968	3,381

Net cash used in investing activities	(3,930,826)	(4,485,076)

FINANCING ACTIVITIES
Net change in commercial paper	1,343,499	2,064,395
Proceeds from debt financing	3,499,100	3,766,218
Payments in reduction of debt financing and capital lease obligations and synthetic lease obligations	(1,896,859)	(2,429,869)
Debt issue costs	(22,547)	(41,499)
(Decrease) increase in customer deposits	(6,273)	46,605
Payment of common and preferred dividends	(20,548)	(20,936)

Net cash provided by financing activities	2,896,372	3,384,914

Net increase (decrease) in cash	(25,955)	4,077
Effect of exchange rate changes on cash	4,857	(7,271)
Cash at beginning of period	157,960	99,747

Cash at end of period	$136,862	$96,553

(Table continued on following page)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Dollars in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

		Restated
	2006	2005
	(Unaudited)
Cash paid during the period for:
Interest (net of amount capitalized of $25,389 (2006) and $27,741 (2005))	$641,479	$510,623
Income taxes, net	2,013	2,459
2006
Notes in the amount of $6,000 were received as partial payment for flight equipment sold with a net book value of $63,665.
Certain payments from aircraft and engine manufacturers in the amount of $91,724 reduced the basis of Flight equipment under operating leases and increased Other assets.
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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Unaudited)
A. Basis of Preparation
     International Lease Finance Corporation (“the Company,” “ILFC,” “management,” “we,” “our,” “us”) is an indirect wholly owned subsidiary of American International Group, Inc. (“AIG”). AIG is a holding company, which through its subsidiaries is primarily engaged in a broad range of insurance and insurance-related activities in the United States and abroad. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements include our accounts, accounts of all other entities in which we have a controlling financial interest, as well as accounts of variable interest entities in which we are the primary beneficiary as defined by Financial Accounting Standards Board Interpretation No. 46R “Consolidation of Variable Interest Entities.” All material intercompany accounts have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included. Certain reclassifications have been made to the 2005 unaudited condensed consolidated financial statements to conform to the 2006 presentation. Operating results for the six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2005.
B. Restatement of Previously Issued Financial Statements
     We restated our unaudited condensed consolidated financial statements and other financial information at and for the quarters ended March 31, June 30, September 30, and December 31, 2005, and for the quarter ended March 31, 2006. The restatement relates to the correction of errors in our accounting for two cross currency swaps designated as hedges of our foreign currency denominated debt. We included the restated financial information at and for each of the periods being restated in our Annual Report on Form 10-K/A for the year ended December 31, 2005.
     The following information describes the corrections in accounting for certain derivative transactions and certain other items, together with the effect on the Company’s Condensed Consolidated Statement of Income and Shareholders’ equity accounts as of December 31, 2005 and for the three and six months ended June 30, 2005.
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
JUNE 30, 2006
(Unaudited)
     The following table presents components of the Consolidated Statements of Income and Shareholders’ Equity as reported, compared to the restated accounts:

	Three Months Ended		Six Months Ended
	June 30, 2005		June 30, 2005		December 31, 2005
	As	As	As	As	As	As
	Reported	Restated	Reported	Restated	Reported	Restated
Consolidated Statements of Income:
Rental of Flight Equipment	$857,420	$859,814	$1,655,524	$1,676,577
Flight equipment marketing	21,439	26,166	37,000	35,739
Interest and other	14,827	16,547	29,989	29,989
Interest expense	286,414	332,459	526,820	536,329
Provision for overhauls	49,826	52,685	93,969	113,102
Selling, general and administrative expense	29,980	32,736	66,346	66,724
Income before taxes	183,917	141,098	372,935	363,710
Net income	123,557	95,845	252,479	246,510
Shareholders’ Equity:
Accumulated other comprehensive Income			59,574	65,754	91,715	66,401
Retained earnings			4,199,938	4,193,969	4,349,706	4,365,095
Total shareholders’ equity			5,599,007	5,599,218	6,182,487	6,172,562
     The restatement did not have a significant effect on our financial position or cash flows.
C. Derivative Activities
     We use derivatives to manage exposures to interest rate and foreign currency risks and we account for derivatives in accordance with Statement of Financial Accounting Standards Board No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). During the six and three months ended June 30, 2006 and 2005, we recorded the following in interest expense:

	Six Months Ended		Three Months Ended
	June 30		June 30
	(Dollars in thousands)
		Restated		Restated
(Income) loss related to derivative instruments:	2006	2005	2006	2005
Change in fair value of derivative instruments with no hedge accounting treatment under SFAS 133 (a)	$(243,839)	$214,035	$(107,325)	$156,694
Offsetting change in value of foreign denominated debt related to contracts with no hedge accounting treatment under SFAS 133	164,264	(208,545)	89,235	(117,668)
Change in fair value of derivative instruments accounted for as fair value hedges	(30,544)	130,817	(11,439)	68,638
Offsetting change in value of foreign denominated debt related to fair value hedges	30,619	(128,913)	11,463	(67,779)
Change in value of foreign denominated debt related to cash flow hedges	198,209	(241,055)	162,406	(112,425)
Offsetting reclassification to Accumulated Other Comprehensive Income of the change in value of foreign denominated debt related to cash flow hedges	(198,209)	241,055	(162,406)	112,425
Ineffectiveness related to cash flow hedges	(1,551)	(51)	—	(2)

	$(81,051)	$(7,343)	$(18,066)	$39,883

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006
(Unaudited)

(a)	In the second quarter of 2006, we obtained hedge accounting treatment for 17 swaps, for which the documentation was deemed insufficient in prior quarters.
     During the six months ended June 30, 2006, $24.8 million (net) was reclassified from Accumulated other comprehensive (loss) income to Interest expense when interest was paid or received on our cash flow hedges. We estimate that within the next twelve months we will amortize into earnings approximately $2.9 million of the pre-tax balance in Accumulated other comprehensive (loss) income under cash flow hedge accounting in connection with our program to convert debt from floating to fixed interest rates.
D. Related Party Transactions
     We manage 71 aircraft owned by trusts consolidated by AIG. For the six months ended June 30, 2006 and 2005, we recorded fees related to the management of these aircraft in the amounts of $4.8 million and $5.0 million in Interest and other in our Condensed Consolidated Statements of Income. Other assets on our Condensed Consolidated Balance Sheets include receivables from those entities in the amounts of $105,600 at June 30, 2006, and $34,000 at December 31, 2005.
     We are party to cost sharing agreements with AIG. We recorded intercompany charges in the amounts of $3.1 million (2006) and $1.9 million (2005). The charges are included in Selling, general and administrative in our Condensed Consolidated Statements of Income.
E. Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 123R “Share-Based Payment.” This standard is a revision of SFAS 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the share-based payment. We participate in AIG’s share-based payment programs, and AIG allocates to us our share of the calculated costs. Effective January 1, 2006, AIG adopted SFAS 123R utilizing the binominal model to calculate the fair value of stock option grants. The model uses ten years of historical exercise behavior to account for the early exercise of employee options and five years of historical stock price data to infer the implied volatility. At June 30, 2006, our employees participated in the following stock-based compensation plans:
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
JUNE 30, 2006
(Unaudited)
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

•	2005-2006 AIG Deferred Compensation Profit Participation Plan (AIG DCPPP)

The AIG DCPPP provides equity-based compensation to key employees of AIG and its subsidiaries. The AIG DCPPP is modeled on the SICO Plans.

•	AIG Partners Plan

Certain key employees of AIG and its subsidiaries can be granted compensation by the Compensation Committee of the Board of Directors under the Partners Plan. On June 26, 2006, the Compensation Committee approved two grants for performance based RSU’s for performance periods January 1, 2006 to December 31, 2007 and January 1, 2007 to December 31, 2008. Both grants vest 50 percent on the fourth and sixth anniversaries of the first day of the related performance period. In addition, the Compensation Committee approved the performance metrics for the two grants prior to the date of grant.

•	ILFC Deferred Compensation Plan

ILFC employees participate in the ILFC deferred compensation plan, which is a plan independent of AIG. At the time of the grant, the employees choose to receive AIG stock or cash at the vesting date. The vesting period is three years after the grant date. The grant is forfeited at termination of employment.
     Under SFAS 123R, we recorded $1.1 million for the six months ended June 30, 2006, for our participation in AIG’s share-based payment programs and $0.8 million for our deferred compensation plan. Under SFAS 123, we recorded expenses of $1.2 million for our participation in AIG’s share-based payment program and $2.6 million income for our deferred compensation plan for the six months ended June 30, 2005.
F. Lease Ownership Restructurings
     Between December 2001 and March 2003, we restructured the ownership of aircraft in certain lease transactions in Australia. The Australian Tax Office (“ATO”) investigated how the goods and services tax laws of Australia (“GST”) relate to these transactions. Assessments were made for the full tax credits claimed, including penalties and interest against both parties. Our request for declaratory relief was dismissed as a result of the assessments issued. In November 2005, our appeal of the dismissal was denied. In January 2006, the ATO began recovery proceedings against ILFC Australia to collect the outstanding assessments, and initiated activities to stay the recovery proceeding and settle the matter. In the second quarter of 2006, we paid and settled all outstanding matters with the ATO. The settlement of $62.0 million was approximately equal to amounts accrued in prior quarters. Accordingly, there was no effect on income related to the settlement for the periods ended June 30, 2006.
G. Canadian Airport and Navigation Fees
     On June 9, 2006, the Supreme Court of Canada ruled in favor of various Canadian airport authorities and NAV Canada against aircraft owners of Canada 3000’s (“C3”) fleet, for charges incurred but not paid by C3 prior to its bankruptcy in November 2001. ILFC posted letters of credit of approximately CAD$10.0 million, which constituted about 110% of the amount which had been allocated to the ILFC aircraft to cover navigation and landing charges an related costs. We recorded a charge in the amount of $9.6 million in Selling, general and administrative in the Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2006.

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
     As of June 30, 2006, we owned 813 aircraft, had ten aircraft in the fleet that were classified as finance leases, and provided fleet management services for 102 aircraft. We have contracted with Airbus and Boeing to buy 266 new aircraft for delivery through 2015 with an estimated purchase price of $18.9 billion, 25 of which will deliver during the remainder of 2006. The recorded basis of aircraft may be adjusted upon delivery to reflect notional credits given by the manufacturers to support the leasing of aircraft.
     Our sources of revenue are principally from scheduled and charter airlines and companies associated with the airline industry. The airline industry is cyclical, economically sensitive and highly competitive. Airlines and related companies may be affected by political or economic instability, terrorist activities, changes in national policy, competitive pressures on certain air carriers, fuel prices and shortages, labor stoppages, insurance costs, recessions, and other political or economic events adversely affecting world or regional markets. Our revenues and income will be affected by our customers’ ability to react to and cope with the volatile competitive environment in which they operate, as well as our own competitive environment.
     Despite rising fuel prices which significantly impacted the airline industry during 2005, and continue to negatively impact it in 2006, overall industry trends in 2005 and 2006 showed continued improvement, particularly outside the United States. As a result, we see an increase in demand for newer, modern, fuel-efficient aircraft which comprise the bulk of our fleet, and an overall strengthening of lease rates. Although lease rates strengthened during 2005, and continue to strengthen in 2006, there is a lag between changes in market conditions and their impact on our results, as contracts signed during times of lower lease rates are still in effect, including a number of new aircraft that delivered in 2005. Therefore, the improvement in the airline industry has yet to be completely reflected in our financial performance. We believe we are well positioned in the current industry environment with signed lease agreements for all of our 2006 and almost all of our 2007 deliveries of new aircraft, and all aircraft in our existing fleet are on lease with airlines at June 30, 2006. We are also experiencing an increased level of interest from third party investors and debt providers regarding the purchase of aircraft from our fleet. During the first six months of 2006, we sold six aircraft to third parties, two of which were in the form of sale-leaseback transactions.
     Our primary source of revenue is from operating leases. One measure of profitability we use is a ratio called Lease Margin (see “Item 2. Management’s Discussion and Analysis – Non-GAAP Financial Measures”). Our lease margin for the six months ended June 30, 2006, decreased 1.4% compared to the same period in 2005. The primary reasons for the decline are (i) charges related to additional provision on notes receivable from previous Varig S.A., or Varig, restructurings and a write-off of straight-line rents on aircraft leased to ATA and returned prior to the contracted lease termination date; (ii) accrued airport and navigation charges incurred by a lessee and ruled by the Supreme Court of Canada to be the responsibility of the owner of the aircraft; and (iv) increasing interest rates. Our 2006 six-month average composite borrowing rate increased 0.69% to 5.12% compared to the same period in 2005. The increase in interest rates was partially offset by changes in the market value of derivatives for which we do not have hedge accounting treatment and changes in the mark-to-spot of the related foreign denominated debt in the amount of $79.6 million. Increasing interest rates, along with other risk factors, may impact our future results.
     We have received tax benefits under the Foreign Sales Corporation (“FSC”) law and its successor regime, the Extraterritorial Income Act (“ETI”). In October 2004, Congress passed a bill, the American Jobs Creation Act of 2004, repealing the corporate export tax benefits under the ETI, after the World Trade Organization (“WTO”) ruled the export subsidies were illegal. Under the bill, ETI export tax benefits for corporations will be phased out in 2006 and cease to exist for the year 2007. On January 26, 2006, the WTO ruled that the American Jobs Creation Act fails to fully implement the recommendations from the Dispute Settlement Body as long as it includes transitional and grandfathering measures. We expect our effective tax rate to rise to a rate consistent with the “expected” statutory rate as these benefits are eliminated.

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
     On June 17, 2005, one of our customers, Varig (lessee of eleven aircraft), filed for bankruptcy protection under Brazilian Bankruptcy Law and in the United States Bankruptcy Court for the Southern District of New York. On July 4, 2006, all eleven leases were terminated and Varig returned the aircraft. At July 18, 2006, we had signed leases or letters of intent with other airlines for all but two of the eleven aircraft. We took a charge in the amount of $20.1 million related to receivables of restructured rents and initial direct costs related to Varig during the six months ended June 30, 2006. We will have to remarket the two remaining aircraft and we may incur costs related to the re-leasing and refurbishing of the eleven aircraft.
     One of our customers, Independence Air, Inc. (lessee of eight aircraft), filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on November 7, 2005, and ceased operations in January 2006. All aircraft previously leased to Independence Air, Inc. were subsequently leased to other airlines.
     On June 9, 2006, the Supreme Court of Canada ruled in favor of various Canadian airport authorities and NAV Canada against aircraft owners of Canada 3000’s (“C3”) fleet, for charges incurred but not paid by C3 prior to its bankruptcy in November 2001. ILFC posted letters of credit of approximately CAD$10.0 million, which constituted about 110% of the amount which had been allocated to the ILFC aircraft to cover navigation and landing charges and related costs. We recorded a charge in the amount of $9.6 million in Selling, general and administrative in our Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2006.
     We have ordered 10 A380s and 16 A350s delivering from Airbus. The first A380 is to be delivered in 2008 and the first A350 in 2012. Airbus has advised us of delays of the A380 aircraft, and a potential redesign of the A350 aircraft. We are currently in discussions regarding the delays of delivery of the A380 and possible delays of delivery of the A350 aircraft related to the redesign of the aircraft.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Financial Condition
     We borrow funds to purchase new and used flight equipment, including funds for progress payments during aircraft construction, and to pay off maturing debt obligations. These funds are borrowed principally on an unsecured basis from various sources. During the six months ended June 30, 2006, we borrowed $3.5 billion (excluding commercial paper) and $1.0 billion was provided by operating activities. As of June 30, 2006, we have committed to purchase 266 new aircraft from Airbus and Boeing at an estimated aggregate purchase price of $18.9 billion for delivery through 2015. We also hold options to purchase 13 additional new aircraft at an estimated aggregate purchase price of approximately $1.4 billion. The recorded basis of aircraft may be adjusted to reflect notional credits given by the manufacturers in connection with the leasing of aircraft. We currently expect to fund expenditures for aircraft and to meet liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements.
     Our borrowing strategy contemplates that we will, over time, have approximately 15% or less of our debt, excluding commercial paper, maturing in any one year. Management continues to explore new funding sources and ways to diversify our investor base. Our debt financing and capital lease obligations were comprised of the following at the following dates:

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Public bonds and medium-term notes	$19,760,827	$18,503,065
Bank and other term debt	4,359,052	4,014,573
Junior subordinated debentures	1,000,000	1,000,000

Total public debt, bank debt and junior subordinated debentures	25,119,879	23,517,638

Commercial paper	3,968,908	2,625,409
Deferred debt discount	(45,961)	(38,882)

Total debt financing	$29,042,826	$26,104,165

Selected interest rates and ratio:
Composite interest rate	5.24%	5.00%
Percentage of total debt at fixed rates	76.22%	79.03%
Composite interest rate on fixed rate debt	5.12%	5.03%
Bank prime rate	8.25%	7.25%
     The above amounts represent the anticipated settlement of our currently outstanding debt obligations. Certain adjustments required to present currently outstanding debt obligations have been recorded and presented separately on the balance sheet, including adjustments related to foreign currency and interest rate hedging activities. We have eliminated the currency exposure arising from foreign currency denominated notes by either hedging the notes through swaps or through the offset provided by operating lease payments denominated in the related currency. Foreign currency denominated debt is translated into US dollars using exchange rates as of each balance sheet date. The foreign exchange adjustment for the foreign currency denominated debt was an increase of $569.7 million at June 30, 2006, and an increase of $197.1 million at December 31, 2005. Composite interest rates and percentages of total debt at fixed rates reflect the effect of derivative instruments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Public Debt (Exclusive of the Commercial Paper Program)
     The interest on most of the public debt is effectively fixed for the terms of the notes. We have the ability to borrow under various public debt financing arrangements as follows:

	Maximum		Sold as of	Sold as of	Sold as of
	Offering		December 31, 2005	June 30, 2006	July 31, 2006
	(Dollars in millions)
Registration statement dated December 20, 2002 (including $2.88 billion Medium-Term Note Program and $1.0 billion Retail Medium-Term Note Program)	$6,080	(a)	$5,710	$5,734	$5,741

Registration statement dated December 28, 2004 (including $2.0 billion Medium Term Note Program)	7,045	(b)	2,950	5,850	6,400

Euro Medium-Term Note Programme dated September 2005 (c)(d)	7,000		4,979	4,276	4,276

(a)	Includes $1.08 billion, which was incorporated into the registration statement from a prior registration statement, increasing the maximum offering from $5.0 billion to $6.08 billion.

(b)	Includes $2.045 billion, which was incorporated into the registration statement from a prior registration statement, increasing the maximum offering from $5.0 billion to $7.045 billion.

(c)	We have hedged the foreign currency risk of the notes through derivatives or through the offset provided by operating lease payments denominated in the related currency.

(d)	This is a perpetual program. As a bond matures, the principal amount becomes available for new issuances under the program.
Bank Term Debt
     In January 1999, we entered into an Export Credit Facility for up to a maximum of $4.3 billion for aircraft delivered through 2001. The facility was used to fund 85% of each aircraft’s purchase price. This facility is guaranteed by various European Export Credit Agencies. We financed 62 aircraft using $2.8 billion under this facility over ten years with interest rates from 5.753% to 5.898%. We have collateralized the debt by a pledge of the shares of a subsidiary which holds title to the aircraft financed under the facility. At June 30, 2006, $1.1 billion was outstanding under the facility and the net book value of the related aircraft was $2.7 billion.
     From time to time, we enter into funded bank financing arrangements. As of June 30, 2006, we had a total of $1.5 billion outstanding, which have varying maturities through 2011. One tranche of one of the loans totaling $410 million was funded in Japanese yen and swapped to US dollars. The interest rates are LIBOR based with spreads ranging from 0.325% to 1.625%.
     We have an Export Credit Facility for up to a maximum of $3.64 billion for Airbus aircraft to be delivered through May 31, 2007. The facility is used to fund 85% of each aircraft’s purchase price. This facility becomes available as the various European Export Credit Agencies provide their guarantees for aircraft based on a six-month forward-looking calendar. The financing is for a ten-year fully amortizing loan per aircraft at an interest rate determined through a bid process. We have collateralized the debt by a pledge of the shares of a subsidiary which holds title to the aircraft financed under this facility. As of June 30, 2006, 29 aircraft were financed under this facility and $1.7 billion was outstanding.
     In August 2004, the Company received a commitment for an Ex-Im Bank comprehensive guarantee in the amount of $1.68 billion to support the financing of up to 30 new Boeing aircraft. The delivery period initially extended from September 1, 2004 through August 31, 2005. We have extended the delivery period to August 31, 2006. As of June 30, 2006, we had not financed any aircraft under this facility.

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
Commercial Paper
     We currently have a $6.0 billion Commercial Paper Program. Under this program, we may borrow in minimum increments of $100,000 for periods from one day to 270 days. It is our intention to only sell commercial paper to a maximum amount of 75% of the total amount of the backup facilities available (see Bank Commitments). The weighted average interest rate of our commercial paper outstanding was 5.22% at June 30, 2006, and 4.17% at December 31, 2005.
Bank Commitments
     As of June 30, 2006, we had committed revolving loans and lines of credit with an original group of 30 banks aggregating $6.0 billion, including a $2.0 billion 364-day tranche that expires in October 2006 with a one-year term out option, a $2.0 billion five-year tranche that expires in October 2009, and a $2.0 billion five-year tranche that expires in October 2010. These revolving loans and lines of credit provide for interest rates that vary according to the pricing option in effect at the time of borrowing. Pricing options include prime, a range from .25% over LIBOR to 1.85% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The revolving loans and lines of credit are subject to facility fees of up to .10% of amounts available. This financing is used as backup for our maturing debt and other obligations. We expect to replace or extend these credit agreements on or prior to their expiration dates. At June 30, 2006, we had not drawn on our revolving loans and lines of credit.
Other Variable Interest Entities
     We have sold aircraft to entities owned by third parties, and from time to time we have issued asset value guarantees or loan guarantees related to the aircraft sold. Management has determined that ten such entities, each owning one aircraft, are Variable Interest Entities (“VIEs”) in which we are a primary beneficiary, as defined by Financial Accounting Standards Board Interpretation No. 46R (“FIN 46R”). In accordance with FIN 46R, these entities are consolidated into our Condensed Consolidated Balance Sheets. The assets and liabilities of these entities are presented separately on our Condensed Consolidated Balance Sheets. We do not control or own the assets of these entities.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Derivatives
     In the normal course of business, we employ a variety of derivative products to manage our exposure to interest rates risks and foreign currency risks. We enter into derivative transactions only to economically hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements and currency swap agreements. At June 30, 2006, we had interest rate derivative contracts and foreign exchange derivative contracts that we accounted for as cash flow hedges in accordance with SFAS 133. In addition, we had one foreign exchange derivative contract we accounted for as a fair value hedge in accordance with SFAS 133. During the second quarter of 2006, we designated interest rate swaps and foreign currency swaps previously not accounted for as hedging instruments under SFAS 133. We did not previously have hedge accounting treatment for these derivative instruments because the initial hedge documentation was deemed insufficient. We have three types of hedge contracts for which we did not apply hedge accounting under SFAS 133 for the following reasons:
•	A contract entered into with the intention to hedge the interest rate on our capital lease obligations, where the debt and the contract dates were slightly different and thereby the hedge was deemed not to be highly effective, as defined by SFAS 133.

•	One contract we obtained as a result of an exercise of a guarantee and it has no hedged item.

•	Two contracts entered into with the intention to fix the interest rate and swap the foreign currency into US dollars on our Euro denominated debt. The contracts do not qualify for hedge accounting because the ineffectiveness calculation method was incorrectly designated.
     When interest rate and foreign currency swaps are effective as accounting hedges under the technical requirements of SFAS 133, they offset the variability of expected future cash flows or changes in the fair values of assets and liabilities, both economically and for financial reporting purposes. We have historically used such instruments to effectively mitigate foreign currency and interest rate risks. The effect of our inability to apply hedge accounting for the swaps is that changes in their fair values must be recorded in earnings each reporting period. As a result, reported net income will be directly influenced by changes in interest rates and currency rates. The related net mark-to-market gain reported in income for the six months ended June 30, 2006 was $79.6 million, consisting of a gain of $243.8 million related to derivatives, and a loss of $164.3 million mark-to-spot changes of the Euro debt related to the foreign exchange swap contracts.
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
     The following summarizes our contractual obligations at June 30, 2006, and the possible effect of such obligations on our liquidity and cash flows in future periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Existing Commitments

	Commitments Due by Fiscal Year
	Total	2006	2007	2008	2009	2010	Thereafter
	(Dollars in thousands)
Public and Bank Term Debt	$24,119,879	$4,301,627	$3,522,018	$4,499,988	$4,008,136	$3,833,557	$3,954,553

Commercial Paper	3,968,908	3,968,908	—	—	—	—	—

Junior Subordinated Debentures	1,000,000	—	—	—	—	—	1,000,000

Interest Payments on Debt Outstanding (a)	7,527,955	659,283	1,097,406	909,682	693,008	446,855	3,721,721

Operating Leases	89,725	4,333	8,952	9,303	9,594	9,969	47,574

Pension Obligations (b)	12,515	1,939	2,209	2,160	2,112	2,064	2,031

Tax Benefit Sharing Agreement Due to AIG	245,000	—	160,000	—	85,000	—	—

Purchase Commitments (c)	18,875,500	1,600,900	5,292,200	4,850,500	2,507,100	1,641,200	2,983,600

Total	$55,839,482	$10,536,990	$10,082,785	$10,271,633	$7,304,950	$5,933,645	$11,709,479

Contingent Commitments

	Contingency Expiration by Fiscal Year
	Total	2006	2007	2008	2009	2010	Thereafter
	(Dollars in thousands)
Purchase Options on New Aircraft (c)	$1,408,300	$—	$—	$—	$867,900	$—	$540,400

Put Options (d)	343,550	—	—	—	—	—	343,550

Asset Value Guarantees (d)	89,839	2,126	9,791	35,178	—	—	42,744

Loan Guarantees (d)	37,375	—	—	—	—	—	37,375

Lines of Credit	50,000	—	—	—	—	—	50,000

Total	$1,929,064	$2,126	$9,791	$35,178	$867,900	$—	$1,014,069

(a)	Future interest payments on floating rate debt are estimated using floating interest rate in effect at June 30, 2006.

(b)	Our pension obligations are part of intercompany expenses, which AIG allocates to us on an annual basis. The amount is an estimate of such allocation. The column “2006” consists of total estimated allocations for 2006 and the column “Thereafter” consists of the 2011 estimated allocation. The amount allocated has not been material to date.

(c)	The recorded basis of aircraft may be adjusted to reflect notional credits provided by the manufacturers in connection with the leasing of aircraft.

(d)	From time to time, we participate with airlines, banks and other financial institutions to assist in financing aircraft by providing asset guarantees, put options, or loan guarantees collateralized by aircraft. As a result, should we be called upon to fulfill our obligations, we would have recourse to the value of the underlying aircraft.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Non-GAAP Financial Measures
Lease Margin
     Lease Margin is defined as Rental of flight equipment less total expenses, adjusted for VIE expenses related to Variable Interest Entities, divided by Rental of flight equipment. Lease Margin is a measure by which we isolate and evaluate the overall profitability of our contractual leasing operations, which constitute our primary revenue generating activity. We adjust total expenses in the calculation of Lease Margin by excluding the above mentioned VIE expenses to more accurately portray the trend of our core leasing operations. Related VIE revenues are included in Interest and other and are by definition excluded from the calculation of Lease Margin. VIE revenues and expenses are recorded in our net income as a result of our adoption of FIN 46R beginning December 31, 2003. The most directly comparable GAAP financial measure is Profit Margin. Lease Margin may not be comparable to those of other entities, as not all companies and analysts calculate this non-GAAP measure in the same manner.
     The following is a reconciliation of Profit Margin to Lease Margin:

	Six Months Ended		Three Months Ended
	June 30		June 30
	(Dollars in millions)
		Restated		Restated
	2006	2005	2006	2005
Total revenues (A)	$1,998.7	$1,742.3	$1,045.6	$902.5
Flight equipment marketing	(39.6)	(35.7)	(20.8)	(26.2)
Interest and other	(42.1)	(30.0)	(22.2)	(16.5)

Rental of flight equipment (B)	1,917.0	1,676.6	1,002.6	859.8

Total expenses (C)	1,603.4	1,378.6	869.2	761.4
VIE expenses	(12.3)	(9.8)	(7.3)	(4.6)

Adjusted total expenses (D)	1,591.1	1,368.8	861.9	756.8

Profit margin (A) – (C) = (E)	$395.3	$363.7	$176.4	$141.1
Lease margin (B) – (D) = (F)	$325.9	$307.8	$140.7	$103.0
Profit margin % (E) divided by (A)	19.8%	20.9%	16.9%	15.6%
Lease margin % (F) divided by (B)	17.0%	18.4%	14.0%	12.0%
     Our six-month lease margin decreased to 17.0% in 2006 compared to 18.4% in 2005. The primary reasons for the decline are (i) charges related to 2006 additional provision on notes receivables from previous Varig restructurings and a write-off of straight-line rents on aircraft leased to ATA and returned prior to the contracted lease termination date and (ii) a charge taken related to a court ruling to pay navigation and landing fees incurred by our lessee, Canada 3000; and (iii) increasing interest rates. This was partly offset by higher gains related to derivative instruments.
     Our three-month lease margin increased to 14.0% in 2006 from 12.0% in 2005, primarily due to gains related to derivative instruments.
Results of Operations - Three months ended June 30, 2006 versus 2005.
     Revenues from rentals of flight equipment increased 16.6% to $1,002.6 million in 2006 from $859.8 million in 2005. The number of aircraft in our fleet increased to 813 at June 30, 2006, compared to 735 at June 30, 2005. Revenues from rentals of flight equipment increased $126.7 million due to the purchase of aircraft after June 30, 2005, and earning revenue during the entire period, or part thereof, in 2006 compared to no or partial earned revenue for the same period in 2005. The increases were offset in part by (i) $13.7 million related

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
to aircraft deployed during the period ended June 30, 2005, and sold prior to June 30, 2006, and (ii) $5.4 million related to aircraft that were redelivered during the years and/or had changes in lease rates. The decrease in revenue related to redeliveries was primarily due to lost revenue and write-offs in the amount of $8.2 million related to Varig aircraft. Overhaul revenue increased $35.2 million in 2006 compared to 2005 due to an increase in the aggregate number of hours flown, on which we collect overhaul revenue. The increase was partly offset by the cumulative effect of the overhaul revenue accrual relating to prior periods and recorded during the first quarter of 2005.
     We did not have any aircraft in our fleet that were not subject to a signed lease agreement or a signed letter of intent at June 30, 2006.
     In addition to leasing operations, we engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment on a principal and commission basis. Revenues from flight equipment marketing decreased to $20.8 million in 2006 compared to $26.2 million in 2005 due to the different aircraft models and difference in the age of the aircraft sold in the two quarters. We sold three aircraft and two engines during the second quarter of 2006, compared to seven aircraft sold during the same period in 2005.
     Interest and other revenue increased to $22.2 million in 2006 compared to $16.5 million in 2005 due to (i) 2005 lease related fees in the amount of $7.9 million and (ii) an increase in fees and deposit forfeitures due to non-performance by customers in the amount of $0.6 million. These increases were offset by lower VIE revenue in the amount of $2.8 million.
     Interest expense increased to $354.6 million in 2006 compared to $332.5 million in 2005 as a result of (i) an increase in average debt outstanding (excluding the effect of debt discount and foreign exchange adjustments), primarily borrowed to finance aircraft acquisitions, to $28.2 billion in 2006 compared to $25.7 billion in 2005 and (ii) an increase in interest rates. Interest expense in 2006 reflects higher gains related to derivative activities of $57.9 million (see Note C of Notes to Condensed Consolidated Financial Statements). Our composite borrowing rates in 2006 and 2005 were as follows:

			Increase
	2006	2005	(decrease)
Beginning of Quarter	5.12%	4.49%	0.63%
End of Quarter	5.24%	4.52%	0.72%
Average	5.18%	4.51%	0.67%
     Depreciation of flight equipment increased 12.2% to $385.5 million in 2006 compared to $343.5 million in 2005 due to the increased cost of the fleet.
     Rent expense relates to two sale-leaseback transactions we entered into in the first quarter of 2006.
     Provision for overhauls increased to $68.0 million in 2006 compared to $52.7 million in 2005 due to an increase in the aggregate number of hours flown on which we collect overhaul revenue and against which the provision is computed, offset by a decrease in actual and expected overhaul related expenses.
     Selling, general and administrative expenses increased to $56.8 million in 2006 compared to $32.7 million in 2005 due to (i) an increase of $3.5 million in re-leasing expenses to support our growing fleet; (ii) a charge in the amount of $9.6 million related to a Canadian court ruling (see Note G. of Notes to the Condensed Consolidated Financial Statements); (iii) an additional charge in the amount of $8.5 million related to the write-down of a notes and other receivable from Varig, and (iv) $2.7 million increase in VIE expenses, offset by other minor savings.
     We typically contract to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term, we have generally been able to re-lease aircraft within two to three months of their return. We have not recognized any impairment charges related to our fleet, as we have been able to re-lease aircraft without diminution in lease rates to an extent that would warrant an impairment write-down.
     Our effective tax rate for the quarter ended June 30, 2006 and 2005 remained relatively constant.
     Other comprehensive income was $14.5 million in 2006 compared to $16.5 million in 2005. The decrease was primarily due to changes in the market value of cash flow hedges.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Results of Operations - Six months ended June 30, 2006 versus 2005.
     Revenues from rentals of flight equipment increased 14.3% to $1,917.0 million in 2006 from $1,676.6 million in 2005. The number of aircraft in our fleet increased to 813 at June 30, 2006, compared to 735 at June 30, 2005. Revenues from rentals of flight equipment increased $249.7 million due to the purchase of aircraft after June 30, 2005, and earning revenue during the entire period, or part thereof, in 2006 compared to no or partial earned revenue for the same period in 2005. The increases were offset in part by (i) $17.3 million related to aircraft deployed during the period ended June 30, 2005, and sold prior to June 30, 2006 and (ii) $15.8 million related to aircraft that were redelivered during the years and/or had changes in lease rates. The decrease in revenue related to redeliveries was primarily due to (i) a write-off of straight-line rentals in the amount of $10.7 million due to ATA aircraft returned prior the contracted lease termination date and (ii) lost revenue and write-offs in the amounts of $8.2 million related to Varig aircraft. Overhaul revenue increased $23.8 million in 2006 compared to 2005 due to an increase in the aggregate number of hours flown, on which we collect overhaul revenue, offset by the cumulative effect of the overhaul revenue accrual recorded during the first quarter of 2005.
     We did not have any aircraft in our fleet that were not subject to a signed lease agreement or a signed letter of intent at June 30, 2006.
     In addition to leasing operations, we engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment on a principal and commission basis. Revenues from flight equipment marketing increased to $39.6 million in 2006 compared to $35.7 million in 2005 due to the different aircraft models and difference in the age of the aircraft sold in the two quarters. We sold six aircraft during the first six months of 2006, two of which were accounted for as sale-lease back transactions, compared to 19 aircraft sold during the same period in 2005, eleven of which were in the form of sales-type leases.
     Interest and other revenue increased to $42.2 million in 2006 compared to $30.0 million in 2005 due to (i) an increase in interest income in the amount of $3.3 million; (ii) an increase in fees and deposit forfeitures due to non-performance by customers in the amount of $11.6 million and (iii) an increase in foreign exchange gain in the amount of $4.9 million and other minor increases. These increases were offset by (i) lower VIE revenue in the amount of $6.2 million and (ii) lower gains on the sale of stock available for sale in the amount of $2.0 million.
     Interest expense increased to $622.8 million in 2006 compared to $536.3 million in 2005 as a result of (i) an increase in average debt outstanding (excluding the effect of debt discount and foreign exchange adjustments), primarily borrowed to finance aircraft acquisitions, to $27.6 billion in 2006 compared to $24.9 billion in 2005 and (ii) an increase in interest rates. Interest expense in 2006 reflects higher gains related to derivative activities of $73.7 million (see Note C. of Notes to Condensed Consolidated Financial Statements). Our composite borrowing rates in 2006 and 2005 were as follows:

			Increase
	2006	2005	(decrease)
Beginning of Six Months	5.00%	4.34%	0.66%
End of Six Months	5.24%	4.52%	0.72%
Average	5.12%	4.43%	0.69%
     Depreciation of flight equipment increased 13.1% to $749.2 million in 2006 compared to $662.4 million in 2005 due to the increased cost of the fleet.
     Rent expense relates to two sale-leaseback transactions we entered into in the first quarter of 2006.
     Provision for overhauls increased to $121.1 million in 2006 compared to $113.1 million in 2005 due to an increase in the aggregate number of hours flown on which we collect overhaul revenue and against which the provision is computed, offset by a decrease in actual and expected overhaul related expenses. The increase was offset by the cumulative effect of the overhaul revenue accrual recorded during the first quarter of 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     Selling, general and administrative expenses increased to $100.3 million in 2006 compared to $66.7 million in 2005 due to (i) an additional charge in the amount of $17.3 million related to the write-down of a notes and other receivable from Varig; (ii) a charge in the amount of $9.6 million related to a Canadian court ruling (see Note G. of Notes to the Condensed Consolidated Financial Statements); (iii) an increase of $4.7 million in 2006 employee related benefits due to the effect of accounting for our deferred compensation plan under SFAS 123R; and (iv) an increase of $1.3 million in AIG servicing fees and other minor increases in expenses related to the marketing of our larger fleet.
     We typically contract to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term, we have generally been able to re-lease aircraft within two to three months of their return. We have not recognized any impairment charges related to our fleet, as we have been able to re-lease aircraft without diminution in lease rates to an extent that would warrant an impairment write-down.
     Our effective tax rate for the six months ended June 30, 2006 and 2005 remained relatively constant.
     Other comprehensive income was $11.2 million in 2006 compared to $42.9 million in 2005. The decrease was primarily due to changes in the market value of cash flow hedges.

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
     We calculate the VaR with respect to the net fair value by using historical scenarios. This methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent two quarters of historical information for interest rates and foreign exchange rates were used to construct the historical scenarios at June 30, 2006, and the most recent five quarters were used to construct the scenarios at December 31, 2005. For each scenario, each financial instrument is re-priced. Scenario values for us are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum adverse deviation in net fair value incurred under these scenarios with 95% confidence (i.e. only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period is assumed in computing the VaR figure. The table below presents the average, high and low VaRs on a combined basis and of each component of market risk for us for the periods ended June 30, 2006, and December 31, 2005. In late 2005, we lengthened the average maturity of our debt, leading to an increase in the VaR.

	ILFC Market Risk
	Six Months Ended			Year Ended
	June 30, 2006			December 31, 2005
	(Dollars in millions)
	Average	High	Low	Average	High	Low
Combined	$182.3	$209.8	$153.9	$129.2	$209.8	$84.2
Interest Rate	180.9	207.7	152.5	128.9	207.7	83.9
Currency	3.8	4.2	3.5	2.1	4.2	0.5

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

Based on our evaluation as of June 30, 2006, we have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in internal controls as described below. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has not been fully remediated as of June 30, 2006:

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

As a result of this material weakness, management, including the Certifying Officers, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2006. See “(C) Remediation of Material Weaknesses in Internal Control Over Financial Reporting.”

Variable Interest Entities

Our consolidated financial statements for the period ended June 30, 2006, include assets in the amount of $132.4 million (2006) and $138.3 million (December 31, 2005), liabilities in the amount of $21.8 million (2006) and $65.2 million (December 31, 2005) and a net loss of $5.2 million (2006) and a net gain of $3.5 million (2005) related to Variable Interest Entities (“VIEs”). Our assessment of disclosure controls and procedures, as described above, includes the Variable Interest Entities. Each of the VIEs has a discrete number of assets and we, as lender and guarantor to the VIEs, have been provided sufficient information to conclude that our procedures with respect to these VIEs are effective in providing reasonable assurance that the information required to be disclosed by us relating to these entities is reconciled, processed, summarized and reported within the periods specified by the Securities and Exchange Commission. However, management has been unable to assess the effectiveness of internal controls at those entities due to our inability to dictate or modify the control over financial reporting of those entities, or to assess those controls.

ITEM 4. CONTROLS AND PROCEDURES (CONTINUED)
(B)	Changes in Internal Control Over Financial Reporting

Except as described below under “(C) Remediation of Material Weaknesses in Internal Control Over Financial Reporting,” during the fiscal quarter ended June 30, 2006, no changes were made to internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

(C)	Remediation of Material Weaknesses in Internal Control Over Financial Reporting

We have begun, but have not completely remediated, the material weakness in our internal control over financial reporting with respect to accounting for derivative instruments as discussed above. The remediation actions include improving training and accounting reviews, all designed to ensure that all relevant personnel involved in derivatives transactions understand and apply hedge accounting in compliance with SFAS 133. During our remediation efforts, we found errors related to designations of methodologies used to calculate ineffectiveness of two derivative contracts. In coordination with AIG’s remediation efforts related to derivative transactions, we will work closely with AIG to identify processes and procedures which will assist us in remediating our material weakness with respect to derivative transactions.

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

PART II. OTHER INFORMATION
     ITEM 1. LEGAL PROCEEDINGS
In connection with the investigation of our restructuring of certain leases in Australia, as expected, the Australian Tax Office (“ATO”) had issued assessments aggregating AUD$114.6 million ($87.1 million) against two of our Australian entities (see our 2005 Annual Report on Form 10-K for more information). In the second quarter of 2006, ILFC settled the assessments with the ATO. The settlement was approximately equal to amounts accrued in prior quarters. There was no effect on income related to this settlement for the period ended June 30, 2006.
On June 9, 2006, the Supreme Court of Canada ruled in favor of various Canadian airport authorities and NAV Canada against aircraft owners of Canada 3000’s (“C3”) fleet, for charges incurred but not paid by C3 prior to its bankruptcy in November 2001. ILFC posted letters of credit of approximately CAD$10.0 million, which constituted about 110% of the amount which had been allocated to the ILFC aircraft to cover navigation and landing charges an related costs. We recorded a charge in the amount of $9.6 million in Selling, general and administrative on the Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2006.
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

PART II. OTHER INFORMATION (CONTINUED)
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