Form 10-Q
period 2006-09-30
INTERNATIONAL LEASE FINANCE CORP
filed 2006-11-14
CIK 714311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-31616
INTERNATIONAL LEASE FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

California	22-3059110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10250 Constellation Blvd., Suite 3400 Los Angeles, California (Address of principal executive offices)	90067 (Zip Code)
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
As of October 31, 2006, there were 45,267,723 shares of Common Stock, no par value, outstanding.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Cash, including interest bearing accounts of $126,008 (September 30, 2006) and $155,953 (December 31, 2005)	$128,865	$157,960
Current income taxes	362,370	148,399
Notes receivable, net of allowance, and net investment in finance leases	480,859	490,422
Flight equipment under operating leases	46,552,565	42,067,504
Less accumulated depreciation	8,370,938	7,318,572

	38,181,627	34,748,932
Deposits on flight equipment purchases	949,172	1,148,462
Other assets	482,369	290,435
Derivative assets	629,821	293,576
Investments	16,630	20,313
Variable interest entities assets	128,947	138,277
Deferred debt issue costs — less accumulated amortization of $77,019 (September 30, 2006) and $65,377 (December 31, 2005)	99,710	93,551

	$41,460,370	$37,530,327

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued interest and other payables	$527,881	$366,845
Tax benefit sharing payable to AIG	245,000	245,000
Debt financing, net of deferred debt discount of $41,605 (September 30, 2006) and $38,882 (December 31, 2005)	27,922,633	25,153,909
Junior subordinated debentures	1,000,000	1,000,000
Foreign currency translation adjustment related to foreign currency denominated debt economically hedged with derivative contracts	481,318	147,330
Derivative liabilities	11,430	49,549
Security and other deposits on flight equipment	1,148,373	1,071,676
Rentals received in advance	226,512	187,957
Deferred income taxes	3,425,849	3,070,302
Variable interest entities liabilities	8,597	65,197

SHAREHOLDERS’ EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B each having 500 shares issued and outstanding	100,000	100,000
Common stock—no par value; 100,000,000 authorized shares, 45,267,723 (September 30, 2006 and December 31, 2005) issued and Outstanding	1,053,582	1,053,582
Paid-in capital	587,881	587,484
Accumulated other comprehensive income (loss)	22,183	66,401
Retained earnings	4,699,131	4,365,095

Total shareholders’ equity	6,462,777	6,172,562

	$41,460,370	$37,530,327

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Dollars in thousands)

		Restated
	2006	2005
	(Unaudited)
REVENUES
Rental of flight equipment	$1,038,297	$932,027
Flight equipment marketing	4,558	13,637
Interest and other	21,886	13,481

	1,064,741	959,145

EXPENSES
Interest	388,237	292,690
Income effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	34,186	(25,565)
Depreciation of flight equipment	405,265	349,520
Flight equipment rent	4,500	—
Provision for overhauls	66,638	75,759
Selling, general and administrative	28,947	45,872

	927,773	738,276

INCOME BEFORE INCOME TAXES	136,968	220,869
Provision for income taxes	41,545	69,765

NET INCOME	$95,423	$151,104

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Dollars in thousands)

		Restated
	2006	2005
	(Unaudited)
REVENUES
Rental of flight equipment	$2,955,251	$2,608,603
Flight equipment marketing	44,147	49,376
Interest and other (Note D)	64,051	43,471

	3,063,449	2,701,450

EXPENSES
Interest	1,084,860	836,789
Income effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	(39,672)	(33,335)
Depreciation of flight equipment	1,154,511	1,011,960
Flight equipment rent	14,468	—
Provision for overhauls	187,744	188,861
Selling, general and administrative	129,272	112,596

	2,531,183	2,116,871

INCOME BEFORE INCOME TAXES	532,266	584,579
Provision for income taxes	169,122	186,965

NET INCOME	$363,144	$397,614

See notes to condensed consolidated financial statements

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Dollars in thousands)

		Restated
	2006	2005
	(Unaudited)
NET INCOME	$95,423	$151,104

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net changes in cash flow hedges (net of taxes in the amounts of $29,928 (2006) and $2,857 (2005))	(55,580)	5,306
Change in unrealized appreciation on securities available for sale (net of taxes in the amounts of $68 (2006) and $215 (2005))	127	(399)

	(55,453)	4,907

COMPREHENSIVE INCOME	$39,970	$156,011

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Dollars in thousands)

		Restated
	2006	2005
	(Unaudited)
NET INCOME	$363,144	$397,614

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net changes in cash flow hedges (net of taxes in the amounts of $23,075 (2006) and $27,194 (2005))	(42,853)	50,503
Change in unrealized appreciation on securities available for sale (net of taxes in the amounts of $735 (2006) and $1,436 (2005))	(1,364)	(2,667)

	(44,217)	47,836

COMPREHENSIVE INCOME	$318,927	$445,450

See notes to condensed consolidated financial statements

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Dollars in thousands)

		Restated
	2006	2005
	(Unaudited)
OPERATING ACTIVITIES
Net income	$363,144	$397,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	1,154,511	1,011,960
Deferred income taxes	379,356	326,079
Change in fair value of derivative instruments	(440,293)	540,098
Foreign currency adjustment of cash and non-US$ denominated debt	384,485	(593,561)
Amortization of deferred debt issue costs	23,040	33,724
Other	(2,772)	(6,262)
Changes in operating assets and liabilities:
Other assets	(51,359)	51,399
Change in current income taxes	(213,971)	(142,232)
Increase in accrued interest and other payables	104,436	155,124
Increase in rentals received in advance	38,555	23,148
Change in unamortized debt discount	(2,723)	(15,172)
Other	13,342	14,235

Net cash provided by operating activities	1,749,751	1,796,154

INVESTING ACTIVITIES
Acquisition of flight equipment for operating leases	(5,064,756)	(4,953,601)
Decrease (increase) in deposits and progress payments	199,290	(84,691)
Proceeds from disposal of flight equipment — net of gain	373,646	280,220
Advances on notes receivable	(48,616)	(6,500)
Collections on notes receivable and finance leases	41,010	47,320
Other	4,189	3,674

Net cash used in investing activities	(4,495,237)	(4,713,578)

FINANCING ACTIVITIES
Net change in commercial paper	535,495	1,420,065
Proceeds from debt financing	5,216,655	4,780,181
Payments in reduction of debt financing and capital lease obligations	(3,036,805)	(3,675,839)
Debt issue costs	(29,199)	(53,420)
Increase in customer deposits	53,748	110,229
Issuance of common stock	—	400,000
Payment of common and preferred dividends	(29,108)	(31,328)

Net cash provided by financing activities	2,710,786	2,949,888

Net increase (decrease) in cash	(34,700)	32,464
Effect of exchange rate changes on cash	5,605	(12,607)
Cash at beginning of period	157,960	99,747

Cash at end of period	$128,865	$119,604

(Table continued on following page)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Dollars in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

		Restated
	2006	2005
	(Unaudited
Cash paid during the period for:
Interest (net of amount capitalized of $36,715 (2006) and $40,380 (2005))	$957,022	$711,756
Income taxes, net	3,725	3,117
2006
Overhaul reimbursements in the amount of $10,392 were offset against Notes receivable.

Notes in the amount of $6,000 were received as partial payment for flight equipment sold with a net book value of $63,665.

Certain payments from aircraft and engine manufacturers in the amount of $97,904 reduced the basis of Flight equipment under operating leases and increased Other assets.

$3,551 was reclassified from Debt financing to Foreign currency translation adjustment.
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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)
A. Basis of Preparation
     International Lease Finance Corporation (“the Company,” “ILFC,” “management,” “we,” “our,” “us”) is an indirect wholly owned subsidiary of American International Group, Inc. (“AIG”). AIG is a holding company, which through its subsidiaries is primarily engaged in a broad range of insurance and insurance-related activities in the United States and abroad. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements include our accounts, accounts of all other entities in which we have a controlling financial interest, as well as accounts of variable interest entities in which we are the primary beneficiary as defined by Financial Accounting Standards Board Interpretation No. 46R “Consolidation of Variable Interest Entities.” All material intercompany accounts have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included. Certain reclassifications have been made to the 2005 unaudited condensed consolidated financial statements to conform to the 2006 presentation. Operating results for the nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2005.
B. Restatement of Previously Issued Financial Statements
     We restated our unaudited condensed consolidated financial statements and other financial information at and for the quarters ended March 31, June 30, September 30, and December 31, 2005, and for the quarter ended March 31, 2006. The restatement relates to the correction of errors in our accounting for two cross currency swaps designated as hedges of our foreign currency denominated debt. We included the restated financial information at and for each of the periods being restated in our Annual Report on Form 10-K/A for the year ended December 31, 2005 and the Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006.
     The following information describes the corrections in accounting for certain derivative transactions and certain other items, together with the effect on the Company’s Condensed Consolidated Statement of Income accounts for the three and nine months ended September 30, 2005 and Shareholders’ equity as of September 30, 2005.
     ILFC enters into derivative instruments to hedge interest rates and foreign currency risks. We have a material weakness in internal control over financial reporting related to derivatives, as previously disclosed in our filings on Form 10-K and Form 10-Q. As part of our remediation efforts of this material weakness, we discovered errors related to two cross currency swaps designated as hedges of our foreign currency denominated debt, both designated in January 2005. The errors relate to our incorrect selection of the methodology used to measure the ineffectiveness in the hedging relationship. The swaps might have qualified for hedge accounting had we designated and selected a different measurement methodology when calculating the ineffectiveness; however, Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”) does not allow for subsequent documentation modifications for changes in methods of calculating ineffectiveness. Because the swaps do not qualify for hedge accounting, we will be required to record all changes in the fair value of the two cross currency swaps in income.
     In addition to correcting our accounting for derivatives described above, the restatement also includes adjustments for certain items, some of which relate to periods prior to 2005.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006
(Unaudited)
     The following table presents components of the Consolidated Statements of Income and Shareholders’ Equity as reported, compared to the restated accounts:

	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005
	As	As	As	As
	Reported	Restated	Reported	Restated
Consolidated Statements of Income:
Rental of Flight Equipment	$920,451	$932,027	$2,575,973	$2,608,603
Flight equipment marketing	13,637	13,637	50,636	49,376
Interest and other	13,481	13,481	43,471	43,471
Interest expense	300,155	267,125	826,975	803,454
Provision for overhauls	68,856	75,759	162,825	188,861
Selling, general and administrative expense	46,082	45,872	112,425	112,596
Income before taxes	174,231	220,869	547,170	584,579
Net income	120,919	151,104	373,403	397,614
Shareholders’ Equity:
Accumulated other comprehensive Income			85,949	70,661
Retained earnings			4,310,471	4,334,682
Total shareholders’ equity			6,136,558	6,145,481
     The restatement did not have a significant effect on our financial position or cash flows.
C. Derivative Activities
     We use derivatives to manage exposures to interest rate and foreign currency risks and we account for derivatives in accordance with SFAS 133. During the nine and three months ended September 30, 2006 and 2005, we recorded the following in earnings:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	(Dollars in thousands)
		Restated		Restated
	2006	2005	2006	2005
Change in fair value of derivative instruments with no hedge accounting treatment under SFAS 133 (a)	$44,913	$(20,453)	$(193,211)	$178,303
Offsetting change in value of foreign denominated debt related to contracts with no hedge accounting treatment under SFAS 133	(12,488)	(5,633)	151,776	(214,178)
Change in fair value of derivative instruments accounted for as fair value hedges	5,096	11,961	(47,731)	142,530
Offsetting change in value of foreign denominated debt related to fair value hedges	(7,091)	(11,471)	47,289	(140,384)
Change in value of foreign denominated debt related to cash flow hedges	(10,735)	(11,366)	187,474	(245,283)
Offsetting reclassification to Accumulated Other Comprehensive Income of the change in value of foreign denominated debt related to cash flow hedges	10,735	11,366	(187,474)	245,283
Ineffectiveness related to cash flow hedges	5,077	31	3,526	394
Amortization of Other Comprehensive Income related to derivative instruments de-designated from hedges	(1,321)	—	(1,321)	—

(Income) loss related to derivative instruments	$34,186	$(25,565)	$(39,672)	$(33,335)

(a)	In the second quarter of 2006, we obtained hedge accounting treatment for 17 swaps, for which the documentation was deemed insufficient in prior quarters.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006
(Unaudited)
     In addition, we recorded the following income in lease revenue related to derivatives.

Three Months Ended		Nine Months Ended
September 30		September 30
(Dollars in thousands)
2006	2005	2006	2005
$(2,423)	$(4,245)	$(9,943)	$(5,946)
     During the three and nine months ended September 30, 2006 and 2005, $20.7 million and $50.2 million (2006) and $0.2 million and $41.1 million (2005) (net) were reclassified from Accumulated other comprehensive income (loss) to earnings when interest was paid or received on our cash flow hedges. We estimate that within the next twelve months we will amortize into earnings approximately $18.5 million of the pre-tax balance in Accumulated other comprehensive income (loss) under cash flow hedge accounting in connection with our program to convert debt from floating to fixed interest rates.
D. Related Party Transactions
     We manage 71 aircraft owned by trusts consolidated by AIG. We recorded fees in Interest and other in our Condensed Consolidated Statements of Income related to the management of these aircraft in the amounts of $2.4 million for the three months ended September 30, 2006 and 2005, and $7.2 million and $7.4 million for the nine months ended September 30, 2006 and 2005. Other assets on our Condensed Consolidated Balance Sheets include immaterial receivables from those entities.
     We are party to cost sharing agreements with AIG. We recorded intercompany charges in the amounts of $0.7 million and $0.2 million for the three months ended September 30, 2006 and 2005, and $3.8 million and $2.1 million for the nine months ended September 30, 2006 and 2005, respectively. The charges are included in Selling, general and administrative in our Condensed Consolidated Statements of Income.
E. Recent Accounting Pronouncements
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement” (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for registrants’ financial statements for fiscal years ending on or after November 15, 2006, January 1, 2007 for us, with early application encouraged. The adoption of SAB 108 will have no effect on our financial position, results of operations or cash flows.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). The standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurement that require or permit fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007, January 1, 2008 for us. We are currently assessing the effect of implementing this statement.
     In September 2006, the FASB issued FASB Staff Position (”FSP”) AUG AIR-1, Accounting for Planned Major Maintenance Activities. The FSP addresses the accounting for planned major maintenance activities and amends AICPA Industry Audit Guide, Audits of Airlines, and APB Opinion No. 28, Interim Financial Reporting. The FSP prohibits the use of the accrue-in-advance method of accounting for planned major activities. The FSP is effective for fiscal years beginning after December 15, 2006, January 1, 2007 for us. The adoption of the FSP will have no effect on our financial position, results of operations or cash flows.
     In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This standard covers an employer’s accounting for defined benefit postretirement plans sponsored for employees

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006
(Unaudited)
and requires that an employer that sponsors one of more defined benefit pension or other postretirement plans recognize an asset or liability for the overfunded or underfunded status of the defined benefit postretirement plan. Further, employers will record all unrecognized prior service costs and credits and unrecognized actuarial gains and losses in Accumulated other comprehensive income, net of tax. Amounts recognized in Accumulated other comprehensive income will be adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of SFAS 87 and 106. Prior period financial statements will not be retroactively adjusted and the calculation of the annual expense is unchanged. The statement also requires an employer to measure plan assets and benefit obligations as of the date of the employer’s statement of financial position. SFAS 158 is effective for fiscal years ending after December 31, 2006, January 1, 2007 for us. Our employees participate in various benefit plans sponsored by AIG, including a noncontributory qualified defined benefit retirement plan, and post retirement health and welfare plans. Related plan expenses are allocated to the Company by AIG. We are currently assessing the effect of implementing this statement.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” — An Interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, January 1, 2007 for us. We are currently assessing the effect of implementing this interpretation.
     In December 2004, the FASB issued Statement of Financial Accounting Standard 123R “Share-Based Payment” (“SFAS 123R”). This standard is a revision of SFAS 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the share-based payment. We participate in AIG’s share-based payment programs, and AIG allocates to us our share of the calculated costs. Effective January 1, 2006, AIG adopted SFAS 123R utilizing the binominal model to calculate the fair value of stock option grants. The model uses ten years of historical exercise behavior to account for the early exercise of employee options and five years of historical stock price data to infer the implied volatility. At September 30, 2006, our employees participated in the following stock-based compensation plans:
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
SEPTEMBER 30, 2006
(Unaudited)
are granted quarterly and are limited to the number of whole shares that can be purchased on an annual basis by an amount equal to the lesser of 10 percent of an employee’s annual salary or $10,000.

•	SICO Deferred Compensation Profit Participation Plans

Starr International Company, Inc. (“SICO”) has provided a series of two-year Deferred Compensation Profit Participation Plans to certain employees of AIG and its subsidiaries (“SICO Plans”). The SICO Plans provide that shares of AIG common stock currently held by SICO are set aside for the benefit of the participant and distributed upon retirement. The SICO Board of Directors currently may permit an early payout of units under certain circumstances.

•	2005-2006 AIG Deferred Compensation Profit Participation Plan (“AIG DCPPP”)

The AIG DCPPP provides equity-based compensation to key employees of AIG and its subsidiaries. The AIG DCPPP is modeled on the SICO Plans.

•	AIG Partners Plan

Certain key employees of AIG and its subsidiaries can be granted compensation by the Compensation Committee of the Board of Directors under the Partners Plan. On June 26, 2006, the Compensation Committee approved two grants for performance based Restricted Stock Units for performance periods January 1, 2006 to December 31, 2007 and January 1, 2007 to December 31, 2008. Both grants vest 50 percent on the fourth and ninth anniversaries of the first day of the related performance period. In addition, the Compensation Committee approved the performance metrics for the two grants prior to the date of grant.

•	ILFC Deferred Compensation Plan

ILFC employees participate in the ILFC deferred compensation plan, which is a plan independent of AIG. At the time of the grant, the employees choose to receive AIG stock or cash at the vesting date. The vesting period is three years after the grant date. The grant is forfeited at termination of employment.
     Under SFAS 123R, we recorded compensation expenses of $1.6 million and $2.6 million for the three and nine months ended September 30, 2006, for our participation in AIG’s share-based payment programs and $0.04 million and $0.8 million for our deferred compensation plan. Under SFAS 123, we recorded compensation expenses of $0.9 million and $2.1 million for our participation in AIG’s share-based payment program and $0.2 million and $2.8 million income for our deferred compensation plan for the three and nine months ended September 30, 2005, respectively.
F. Lease Ownership Restructurings
     Between December 2001 and March 2003, we restructured the ownership of aircraft in certain lease transactions in Australia. The Australian Tax Office (“ATO”) investigated how the goods and services tax laws of Australia (“GST”) relate to these transactions. Assessments were made for the full tax credits claimed, including penalties and interest against both parties. Our request for declaratory relief was dismissed as a result of the assessments issued. In November 2005, our appeal of the dismissal was denied. In January 2006, the ATO began recovery proceedings against ILFC Australia to collect the outstanding assessments, and initiated activities to stay the recovery proceeding and settle the matter. In the second quarter of 2006, we paid and settled all outstanding matters with the ATO. The settlement of $62.0 million was approximately equal to amounts accrued in a prior year. Accordingly, there was no effect on income related to the settlement for the three months or nine months ended September 30, 2006.
G. Canadian Airport and Navigation Fees
     On June 9, 2006, the Supreme Court of Canada ruled in favor of various Canadian airport authorities and NAV Canada against aircraft owners of Canada 3000’s (“C3”) fleet, for charges incurred but not paid by C3 prior to its bankruptcy in November 2001. ILFC posted letters of credit of approximately CAD$10.0 million, which constituted about 110% of the amount which had been allocated to the ILFC owned and managed aircraft to cover navigation and landing charges and related costs. We recorded a charge in the amount of $9.6 million in Selling, general and administrative in the Condensed Consolidated Statements of Income in the second quarter of 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Forward-Looking Statements
     This quarterly report on Form 10-Q contains or incorporates statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the state of the airline industry, the Company’s access to the capital markets, the Company’s ability to restructure leases and repossess aircraft, the structure of the Company’s leases, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company’s financial condition or results of operations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and “should” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or industry results to vary materially from the Company’s future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, the risk factors described and referred to in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview and Industry Conditions” and “Part II — Item 1A. Risk Factors,” and general industry economic and business conditions, which will, among other things, affect demand for aircraft, availability and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives, and environmental and safety requirements. The Company will not update any forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Overview and Industry Condition
     International Lease Finance Corporation (“the Company”, “management”, “ILFC,” “we”, “our”, “us”) primarily acquires new jet transport aircraft from The Boeing Company, or Boeing, and Airbus S.A.S., or Airbus, and leases these aircraft to airlines throughout the world. In addition to our leasing activity, we sell aircraft from our leased aircraft fleet to other leasing companies, financial services companies and airlines. In some cases, we provide fleet management services to investors and/or owners of aircraft portfolios for a management fee. From time to time we provide asset value guarantees and loan guarantees to the buyers of aircraft or to the lenders for a fee. We also remarket and sell aircraft owned or managed by others for a fee.
     As of September 30, 2006, we owned 818 aircraft, had ten aircraft in the fleet that were classified as finance leases, and provided fleet management services for 103 aircraft. We have contracted with Airbus and Boeing to buy 268 new aircraft for delivery through 2015 with an estimated purchase price of $19.2 billion, 17 of which will deliver during the remainder of 2006. The recorded basis of aircraft may be adjusted upon delivery to reflect notional credits given by the manufacturers to support the leasing of aircraft.
     Our sources of revenue are principally from scheduled and charter airlines and companies associated with the airline industry. The airline industry is cyclical, economically sensitive and highly competitive. Airlines and related companies may be affected by political or economic instability, terrorist activities, changes in national policy, competitive pressures on certain air carriers, fuel prices and shortages, labor stoppages, insurance costs, recessions, and other political or economic events adversely affecting world or regional markets. Our revenues and income will be affected by our customers’ ability to react to and cope with the volatile competitive environment in which our customers operate, as well as our own competitive environment.
     Despite rising fuel prices which significantly impacted the airline industry during 2005 and 2006, overall industry trends in 2005 and the nine months ended September 30, 2006 have shown continued improvement and strengthening of lease rates; however, as of September 30, 2006, the marketplace began to show signs of flattening. Although lease rates strengthened during 2005, and continued to strengthen through September 30, 2006, there is a lag between changes in market conditions and their impact on our results, as contracts signed during times of lower lease rates are still in effect, including a number of new aircraft that delivered in 2005. Therefore, the improvement in the airline industry has yet to be completely reflected in our financial performance. We believe we are well positioned in the current industry environment with signed lease agreements for all but one of our 2007 deliveries of new aircraft, and all but one aircraft in our existing fleet are on lease with airlines at September 30, 2006. We are also experiencing an increased level of interest from third party investors and debt providers regarding the purchase of aircraft from our fleet. During the first nine months of 2006, we sold nine aircraft to third parties, two of which were in the form of sale-leaseback transactions.
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
     We derive approximately 90% of our revenues from airlines outside the United States. A key factor in our success has been a concentrated effort to maximize our lease placements in regions that are strengthening, such as in Asia, Europe and the Middle East, and to minimize placements in regions that are under stress.
     On June 17, 2005, one of our customers, Varig (lessee of eleven aircraft), filed for bankruptcy protection under Brazilian Bankruptcy Law and in the United States Bankruptcy Court for the Southern District of New York. On July 4, 2006, all eleven leases were terminated and Varig returned the aircraft. At October 31, 2006, we had signed leases or letters of intent with other airlines for all but one of the eleven aircraft. We took a charge in the amount of $20.1 million related to receivables of restructured rents and initial direct costs related to Varig during the nine months ended September 30, 2006. We will have to remarket the remaining aircraft and we may incur costs related to the re-leasing and refurbishing of the eleven aircraft.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     Another of our customers, Independence Air, Inc. (lessee of eight aircraft), filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on November 7, 2005, and ceased operations in January 2006. All aircraft previously leased to Independence Air, Inc. were subsequently leased to other airlines.
     On June 9, 2006, the Supreme Court of Canada ruled in favor of various Canadian airport authorities and NAV Canada against aircraft owners of Canada 3000’s (“C3”) fleet, for charges incurred but not paid by C3 prior to its bankruptcy in November 2001. ILFC posted letters of credit of approximately CAD$10.0 million, which constituted about 110% of the amount which had been allocated to the ILFC aircraft to cover navigation and landing charges and related costs. We recorded a charge in the amount of $9.6 million in Selling, general and administrative in our Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 2006.
     We have ordered 10 A380s and 16 A350s delivering from Airbus. Airbus has advised us of delays of the A380 aircraft, and a redesign of the A350 aircraft. We are currently in discussions regarding the delays of delivery of the A380 and delays of delivery of the A350 aircraft related to the redesign of the aircraft.
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
Financial Condition
     We borrow funds to purchase new and used flight equipment, including funds for progress payments during aircraft construction, and to pay off maturing debt obligations. These funds are borrowed principally on an unsecured basis from various sources. During the nine months ended September 30, 2006, we borrowed $5.2 billion (excluding commercial paper) and $1.7 billion was provided by operating activities. As of September 30, 2006, we have committed to purchase 268 new aircraft from Airbus and Boeing at an estimated aggregate purchase price of $19.2 billion for delivery through 2015. We also hold options to purchase 3 additional new aircraft at an estimated aggregate purchase price of approximately $453.5 million. The recorded basis of aircraft may be adjusted to reflect notional credits provided by the manufacturers in connection with the leasing of aircraft. We currently expect to fund expenditures for aircraft and to meet liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     Our borrowing strategy contemplates that we will, over time, have approximately 15% or less of our debt, excluding commercial paper, maturing in any one year. Management continues to explore new funding sources and ways to diversify our investor base. Our debt financing was comprised of the following at the following dates:

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Public bonds and medium-term notes	$21,266,168	$18,552,809
Bank and other term debt	3,537,166	4,014,573
Junior subordinated debentures	1,000,000	1,000,000

Total public debt, bank debt and junior subordinated debentures	25,803,334	23,567,382

Commercial paper	3,160,904	2,625,409
Deferred debt discount	(41,605)	(38,882)

Total debt financing	$28,922,633	$26,153,909

Selected interest rates and ratio:
Composite interest rate	5.26%	5.00%
Percentage of total debt at fixed rates	79.50%	79.03%
Composite interest rate on fixed rate debt	5.14%	5.03%
Bank prime rate	8.25%	7.25%
     The above amounts represent the anticipated settlement of our currently outstanding debt obligations. Certain adjustments required to present currently outstanding debt obligations have been recorded and presented separately on the balance sheet, including adjustments related to foreign currency and interest rate hedging activities. We have eliminated the currency exposure arising from foreign currency denominated notes by either hedging the notes through swaps or through the offset provided by operating lease payments denominated in the related currency. Foreign currency denominated debt is translated into US dollars using exchange rates as of each balance sheet date. The foreign exchange adjustment for the foreign currency denominated debt economically hedged with derivative contracts was an increase of $481.3 million at September 30, 2006, and an increase of $147.3 million at December 31, 2005. Composite interest rates and percentages of total debt at fixed rates reflect the effect of derivative instruments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Public Debt (Exclusive of the Commercial Paper Program)
     The interest on most of the public debt is effectively fixed for the terms of the notes. We have the ability to borrow under various public debt financing arrangements as follows:

	Maximum		Sold as of	Sold as of	Sold as of
	Offering		December 31, 2005	September 30, 2006	October 31, 2006
	(Dollars in millions)
Registration statement dated August 16, 2006 (including $5.0 billion Medium-Term Note Program)	Unlimited(a)		$—	$1,150	$1,150

Registration statement dated December 20, 2002 (including $2.88 billion Medium-Term Note Program and $1.0 billion Retail Medium-Term Note Program)	6,080	(b)	5,710	5,752	5,761

Euro Medium-Term Note Programme dated September 2005 (c)(d)	7,000		4,979	4,276	4,276

(a)	Includes $645 million, which was incorporated into the registration statement from a prior registration statement. As a result of the Company’s Well Known Seasoned Issuer (“WKSI”) status, we have an unlimited amount of debt securities registered for sale.

(b)	Includes $1.08 billion, which was incorporated into the registration statement from a prior registration statement, increasing the maximum offering from $5.0 billion to $6.08 billion.

(c)	We have hedged the foreign currency risk of the notes through derivatives or through the offset provided by operating lease payments denominated in the related currency.

(d)	This is a perpetual program. As a bond matures, the principal amount becomes available for new issuances under the program.
Bank Term Debt
     In January 1999, we entered into an Export Credit Facility for up to a maximum of $4.3 billion for aircraft delivered through 2001. The facility was used to fund 85% of each aircraft’s purchase price. This facility is guaranteed by various European Export Credit Agencies. We financed 62 aircraft using $2.8 billion under this facility over ten years with interest rates from 5.753% to 5.898%. We have collateralized the debt by a pledge of the shares of a subsidiary which holds title to the aircraft financed under the facility. At September 30, 2006, $1.0 billion was outstanding under the facility and the net book value of the related aircraft was $2.7 billion.
     From time to time, we enter into funded bank financing arrangements. As of September 30, 2006, we had a total of $0.8 billion outstanding, which have varying maturities through 2011. The interest rates are LIBOR based with spreads ranging from 0.325% to 1.625%.
     We have an Export Credit Facility for up to a maximum of $3.64 billion for Airbus aircraft to be delivered through May 31, 2007. The facility is used to fund 85% of each aircraft’s purchase price. This facility becomes available as the various European Export Credit Agencies provide their guarantees for aircraft based on a six-month forward-looking calendar. The financing is for a ten-year fully amortizing loan per aircraft at an interest rate determined through a bid process. We have collateralized the debt by a pledge of the shares of a subsidiary which holds title to the aircraft financed under this facility. As of September 30, 2006, 29 aircraft were financed under this facility and $1.7 billion was outstanding.
Junior Subordinated Debentures
     In December of 2005, we entered into two tranches of junior subordinated debentures totaling $1.0 billion. Both mature on December 21, 2065, but each tranche has a different call option. The $600 million tranche has a call date of December 21, 2010, and the $400 million tranche has a call date of December 21, 2015. The debenture with the 2010 call date has a fixed interest rate of 5.90% for the first five years. The debenture with the 2015 call date has a fixed interest rate of 6.25% for the first ten years. Both tranches have interest rate adjustments if the call option is not exercised. If the call option is not exercised, the new interest

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED
rate will be a floating quarterly reset rate based on the initial credit spread plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury.
Commercial Paper
     We currently have a $6.0 billion Commercial Paper Program. Under this program, we may borrow in minimum increments of $100,000 for periods from one day to 270 days. It is our intention to only sell commercial paper to a maximum amount of 75% of the total amount of the backup facilities available (see Bank Commitments). The weighted average interest rate of our commercial paper outstanding was 5.31% at September 30, 2006, and 4.17% at December 31, 2005.
Bank Commitments
     As of September 30, 2006, we had committed revolving loans and lines of credit with an original group of 30 banks aggregating $6.0 billion, including a $2.0 billion 364-day tranche that expires in October 2006 with a one-year term out option, a $2.0 billion five-year tranche that expires in October 2009, and a $2.0 billion five-year tranche that expires in October 2010. These revolving loans and lines of credit provide for interest rates that vary according to the pricing option in effect at the time of borrowing. Pricing options include prime, a range from 0.25% over LIBOR to 1.85% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The revolving loans and lines of credit are subject to facility fees of up to 0.10% of amounts available. This financing is used as backup for our maturing debt and other obligations. Subsequent to September 30, 2006, we replaced the $2.0 billion 364-day tranche expiring in October 2006 with a $2.5 billion five-year tranche expiring in October 2011. We expect to replace or extend these credit agreements on or prior to their expiration dates. At September 30, 2006, we had not drawn on our revolving loans and lines of credit.
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
Derivatives
     In the normal course of business, we employ a variety of derivative products to manage our exposure to interest rates risks and foreign currency risks. We enter into derivative transactions only to economically hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements and currency swap agreements. At September 30, 2006, we had interest rate derivative contracts and foreign exchange derivative contracts that we accounted for as cash flow hedges in accordance with SFAS 133. During the second quarter of 2006, we designated interest rate swaps and foreign currency swaps previously not accounted for as hedging instruments under SFAS 133. We did not previously have hedge accounting treatment for these derivative instruments

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
because the initial hedge documentation was deemed insufficient. We have three types of hedge contracts for which we did not apply hedge accounting under SFAS 133 for the following reasons:
•	A contract entered into with the intention to hedge the interest rate on our capital lease obligations, where the debt and the contract dates were slightly different and therefore the hedge was deemed not to be highly effective, as defined by SFAS 133. This contract will mature in the fourth quarter of 2006.

•	One contract we obtained as a result of an exercise of a guarantee and it has no hedged item.

•	Two contracts entered into with the intention to fix the interest rate and swap the foreign currency into US dollars on our Euro denominated debt. The contracts do not qualify for hedge accounting because the ineffectiveness calculation method was incorrectly designated. It is our intention to redesignate the contracts as of January 1, 2007.
     When interest rate and foreign currency swaps are effective as accounting hedges under the technical requirements of SFAS 133, they offset the variability of expected future cash flows or changes in the fair values of assets and liabilities, both economically and for financial reporting purposes. We have historically used such instruments to effectively mitigate foreign currency and interest rate risks. The effect of our inability to apply hedge accounting for the swaps is that changes in their fair values must be recorded in earnings each reporting period. As a result, reported net income will be directly influenced by changes in interest rates and currency rates. The related net mark-to-market gain reported in income for the nine months ended September 30, 2006 was $41.4 million, consisting of a gain of $193.2 million related to derivatives, and a loss of $151.8 million mark-to-spot changes of the Euro debt related to the foreign exchange swap contracts.
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
     The following summarizes our contractual obligations at September 30, 2006, and the possible effect of such obligations on our liquidity and cash flows in future periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Existing Commitments

	Commitments Due by Fiscal Year
	Total	2006	2007	2008	2009	2010	Thereafter
	(Dollars in thousands)
Public and Bank Term Debt	$25,803,334	$3,643,348	$4,026,415	$4,713,339	$4,399,529	$4,245,340	$4,775,363
Commercial Paper	3,160,904	3,113,234	47,670	—	—	—	—
Junior Subordinated Debentures	1,000,000	—	—	—	—	—	1,000,000
Interest Payments on Debt Outstanding (a)	7,928,395	414,496	1,208,629	1,018,197	801,268	574,479	3,911,326
Operating Leases	87,574	2,182	8,952	9,303	9,594	9,969	47,574
Pension Obligations (b)	12,515	1,939	2,209	2,160	2,112	2,064	2,031
Tax Benefit Sharing Agreement Due to AIG	245,000	—	160,000	—	85,000	—	—
Purchase Commitments (c)	19,212,800	983,400	5,292,200	4,850,500	3,191,700	1,641,200	3,253,800

Total	$57,450,522	$8,158,599	$10,746,075	$10,593,499	$8,489,203	$6,473,052	$12,990,094

Contingent Commitments

	Contingency Expiration by Fiscal Year
	Total	2006	2007	2008	2009	2010	Thereafter
	(Dollars in thousands)
Purchase Options on New Aircraft (c)	$453,500	$—	$—	$—	$183,300	$—	$270,200
Put Options (d)	343,550	—	—	—	—	—	343,550
Asset Value Guarantees (d)	133,828	—	250	35,452	16,150	—	81,976
Loan Guarantees (d)	36,446	—	—	—	—	—	36,446
Lines of Credit	50,000	—	—	—	—	—	50,000

Total	$1,017,324	$—	$250	$35,452	$199,450	$—	$782,172

(a)	Future interest payments on floating rate debt are estimated using floating interest rate in effect at September 30, 2006.

(b)	Our pension obligations are part of intercompany expenses, which AIG allocates to us on an annual basis. The amount is an estimate of such allocation. The column “2006” consists of total estimated allocations for 2006 and the column “Thereafter” consists of the 2011 estimated allocation. The amount allocated has not been material to date.

(c)	The recorded basis of aircraft may be adjusted to reflect notional credits provided by the manufacturers in connection with the leasing of aircraft.

(d)	From time to time, we participate with airlines, banks and other financial institutions to assist in financing aircraft by providing asset guarantees, put options, or loan guarantees collateralized by aircraft. As a result, should we be called upon to fulfill our obligations, we would have recourse to the value of the underlying aircraft.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Non-GAAP Financial Measures
Lease Margin
     We have in prior quarters disclosed a ratio called Lease Margin. As a result of the volatility in interest expense created by economic hedges, for which we are not able to apply hedge accounting, management no longer uses this ratio as a management evaluation tool. As such, we have decided to discontinue the reporting of Lease Margin in our filings.
Results of Operations - Three months ended September 30, 2006 versus 2005.
     Revenues from rentals of flight equipment increased 11.4% to $1,038.3 million in 2006 from $932.0 million in 2005. The number of aircraft in our fleet increased to 818 at September 30, 2006, compared to 734 at September 30, 2005. Revenues from rentals of flight equipment increased $129.1 million due to the purchase of aircraft after September 30, 2005, and earning revenue during the entire period, or part thereof, in 2006 compared to no or partial earned revenue for the same period in 2005. The increases were offset in part by (i) $1.4 million related to aircraft deployed during the period ended September 30, 2005, and sold prior to September 30, 2006, and (ii) $21.1 million related to aircraft that were redelivered during the years and/or had changes in lease rates. The decrease in revenue related to redeliveries was primarily due to lost revenue related to Varig aircraft. Overhaul revenue remained relatively constant at $136.4 million for the quarter ended September 30, 2006 compared to $136.7 million for the same period 2005.
     We had one aircraft in our fleet that was not subject to a signed lease agreement or a signed letter of intent at September 30, 2006.
     In addition to leasing operations, we engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment on a principal and commission basis. Revenues from flight equipment marketing decreased to $4.6 million in 2006 compared to $13.6 million in 2005 due to the different aircraft models and difference in the age of the aircraft sold in the two quarters. We sold three aircraft during the third quarter of 2006, compared to three aircraft and one engine sold during the same period in 2005.
     Interest and other revenue increased to $21.9 million in 2006 compared to $13.5 million in 2005 due to (i) an increase in fees and deposit forfeitures due to non-performance by customers in the amount of $4.0 million; (ii) higher foreign exchange gains in the amount of $2.3 million; (iii) higher interest income in the amount of $1.1 million and (iv) other minor increases in the amount of $1 million.
     Interest expense increased to $388.2 million in 2006 compared to $292.7 million in 2005 as a result of (i) an increase in average debt outstanding (excluding the effect of debt discount and foreign exchange adjustments), primarily borrowed to finance aircraft acquisitions, to $29.0 billion in 2006 compared to $26.2 billion in 2005 and (ii) an increase in interest rates.
     The effect on pre-tax income from derivatives for the three months ended September 30, 2006, compared to the same period in 2005, net of a decrease in foreign exchange gain related to the economically hedged items of $6.9 million, was an increased expense in the amount of $59.8 million (see Note C. of Notes to Condensed Consolidated Financial Statements). Our composite borrowing rates, which includes the effect of derivatives, in 2006 and 2005 were as follows:

	2006	2005	Increase (decrease)
Beginning of Quarter	5.24%	4.52%	0.72%
End of Quarter	5.26%	4.73%	0.53%
Average	5.25%	4.63%	0.62%
     Depreciation of flight equipment increased 16.0% to $405.3 million in 2006 compared to $349.5 million in 2005 due to the increased cost of the fleet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     Rent expense relates to two sale-leaseback transactions we entered into in the first quarter of 2006.
     Provision for overhauls decreased to $66.6 million in 2006 compared to $75.8 million in 2005 due to a decrease in expected overhaul related expenses.
     Selling, general and administrative expenses decreased to $28.9 million in 2006 compared to $45.8 million in 2005 due to a decrease in bankruptcy related charges of $15.0 million and a decrease of $1.8 million in re-leasing expenses.
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
     Our effective tax rate for the quarter ended September 30, 2006 and 2005 decreased from 31.6% in 2005 to 30.3% in 2006 due to larger 2006 tax benefit received under the Extraterritorial Income Act.
     Other comprehensive loss was $55.5 million in 2006 compared to a gain of $4.9 million in 2005. The decrease was primarily due to changes in the market value of cash flow hedges.
Results of Operations - Nine months ended September 30, 2006 versus 2005.
     Revenues from rentals of flight equipment increased 13.3% to $2,955.3 million in 2006 from $2,608.6 million in 2005. The number of aircraft in our fleet increased to 818 at September 30, 2006, compared to 734 at September 30, 2005. Revenues from rentals of flight equipment increased $381.5 million due to the purchase of aircraft after September 30, 2005, and earning revenue during the entire period, or part thereof, in 2006 compared to no or partial earned revenue for the same period in 2005. The increases were offset in part by (i) $18.7 million related to aircraft deployed during the period ended September 30, 2005, and sold prior to September 30, 2006 and (ii) $39.5 million related to aircraft that were redelivered during the years and/or had changes in lease rates. The decrease in revenue related to redeliveries was primarily due to (i) a write-off of straight-line rentals in the amount of $10.7 million due to ATA aircraft returned prior the contracted lease termination date and (ii) lost revenue and write-offs in the amounts of $26.0 million related to aircraft repossessed from airlines who filed for bankruptcy protection. Overhaul revenue increased $23.4 million in 2006 compared to 2005 due to an increase in the aggregate number of hours flown, on which we collect overhaul revenue, offset by the cumulative effect of the overhaul revenue accrual recorded during the first quarter of 2005.
     We had one aircraft in our fleet that was not subject to a signed lease agreement or a signed letter of intent at September 30, 2006.
     In addition to leasing operations, we engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment on a principal and commission basis. Revenues from flight equipment marketing decreased to $44.1 million in 2006 compared to $49.4 million in 2005 due to the different aircraft models and difference in the age of the aircraft sold in the two periods. We sold nine aircraft during the first nine months of 2006, two of which were accounted for as sale-lease back transactions, and two engines, as compared to 20 aircraft and one engine sold during the same period in 2005. Eleven of the 20 aircraft sold in 2005 were in the form of sales-type leases.
     Interest and other revenue increased to $64.1 million in 2006 compared to $43.5 million in 2005 due to (i) an increase in interest income in the amount of $4.4 million; (ii) an increase in fees and deposit forfeitures due to non-performance by customers and lower charges related to reserves for asset value guarantees and put options written in the amount of $17.0 million; and (iii) an increase in foreign exchange transactional gains in the amount of $7.0 million. These increases were partially offset by (i) lower revenue from VIEs of $5.8 million and (ii) lower gains on sale of available for sale securities of $2.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     Interest expense increased to $1,084.8 million in 2006 compared to $836.8 million in 2005 as a result of (i) an increase in average debt outstanding (excluding the effect of debt discount and foreign exchange adjustments), primarily borrowed to finance aircraft acquisitions, to $27.6 billion in 2006 compared to $24.5 billion in 2005 and (ii) an increase in interest rates.
     The effect on pre-tax income from derivatives, net of the change in foreign exchange loss related to the economically hedged items of $366.0 million was an increased gain in the amount of $6.3 million (see Note C. of Notes to Condensed Consolidated Financial Statements). Our composite borrowing rates in 2006 and 2005 were as follows:

	2006	2005	Increase
Beginning of Nine Months	5.00%	4.34%	0.66%
End of Nine Months	5.26%	4.73%	0.53%
Average	5.13%	4.54%	0.59%
     Depreciation of flight equipment increased 14.1% to $1,154.5 million in 2006 compared to $1,012.0 million in 2005 due to the increased cost of the fleet.
     Flight equipment rent relates to two sale-leaseback transactions we entered into in the first quarter of 2006.
     Provision for overhauls remained relatively constant at $187.7 million in 2006 compared to $188.9 million in 2005.
     Selling, general and administrative expenses increased to $129.3 million in 2006 compared to $112.6 million in 2005 due to (i) a charge in the amount of $9.6 million related to a Canadian court ruling (see Note G. of Notes to the Condensed Consolidated Financial Statements); (ii) an increase of $6.7 million in 2006 employee related benefits; and (iii) an increase of $3.4 million related to write-downs of notes, other receivables and an investment. The increase was offset by other minor savings in the amount of $3.7 million.
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
     Our effective tax rate for the nine months ended September 30, 2006 and 2005 remained relatively constant.
     Other comprehensive loss was $44.2 million in 2006 compared to a gain of $47.8 million in 2005. The decrease was primarily due to changes in the market value of cash flow hedges.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Value at Risk
     Measuring potential losses in fair values is performed through the application of various statistical techniques. One such technique is Value at Risk (“VaR”), a summary statistical measure that uses historical interest rates, foreign currency exchange rates and equity prices and which estimates the volatility and correlation of these rates and prices to calculate the maximum loss that could occur over a defined period of time given a certain probability.
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
     We calculate the VaR with respect to the net fair value by using historical scenarios. This methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent two quarters of historical information for interest rates and foreign exchange rates were used to construct the historical scenarios at September 30, 2006, and the most recent five quarters were used to construct the scenarios at December 31, 2005. For each scenario, each financial instrument is re-priced. Scenario values for us are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum adverse deviation in net fair value incurred under these scenarios with 95% confidence (i.e. only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period is assumed in computing the VaR figure. The table below presents the average, high and low VaRs on a combined basis and of each component of market risk for us for the periods ended September 30, 2006, and December 31, 2005. In late 2005, we lengthened the average maturity of our debt, leading to an increase in the VaR.

	ILFC Market Risk
	Nine Months Ended			Year Ended
	September 30, 2006			December 31, 2005
	(Dollars in millions)
	Average	High	Low	Average	High	Low
Combined	$164.6	$209.8	$111.3	$129.2	$209.8	$84.2
Interest Rate	163.9	207.7	112.7	128.9	207.7	83.9
Currency	3.5	4.2	2.3	2.1	4.2	0.5

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

Based on our evaluation as of September 30, 2006, we have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in internal controls as described below. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has not been fully remediated as of September 30, 2006:

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

As a result of this material weakness, management, including the Certifying Officers, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2006. See “(C) Remediation of Material Weaknesses in Internal Control Over Financial Reporting” below.

Variable Interest Entities

Our consolidated financial statements for the period ended September 30, 2006, include assets in the amount of $128.9 million (2006) and $138.3 million (December 31, 2005), liabilities in the amount of $8.6 million (2006) and $65.2 million (December 31, 2005) and a net loss of $5.0 million (2006) and a net gain of $2.9 million (2005) related to Variable Interest Entities (“VIEs”). Our assessment of disclosure controls and procedures, as described above, includes the Variable Interest Entities. Each of the VIEs has a discrete number of assets and we, as lender and guarantor to the VIEs, have been provided sufficient information to conclude that our procedures with respect to these VIEs are effective in providing reasonable assurance that the information required to be disclosed by us relating to these entities is reconciled, processed, summarized and reported within the periods specified by the Securities and Exchange Commission. However, management has been unable to assess the effectiveness of internal controls at those entities due to our inability to dictate or modify the control over financial reporting of those entities, or to assess those controls.

ITEM 4. CONTROLS AND PROCEDURES (CONTINUED)
(B)	Changes in Internal Control Over Financial Reporting

Except as described below under “(C) Remediation of Material Weaknesses in Internal Control Over Financial Reporting,” during the quarter ended September 30, 2006, no changes were made to internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

(C)	Remediation of Material Weaknesses in Internal Control Over Financial Reporting

We have begun, but have not completely remediated, the material weakness in our internal control over financial reporting with respect to accounting for derivative instruments as discussed above. The remediation actions include improving training and accounting reviews, all designed to ensure that all relevant personnel involved in derivatives transactions understand and apply hedge accounting in compliance with SFAS 133. During our remediation efforts, in the second quarter of 2006 we found errors related to designations of methodologies used to calculate ineffectiveness of two derivative contracts. In coordination with AIG’s remediation efforts related to derivative transactions, we will work closely with AIG to identify processes and procedures which will assist us in remediating our material weakness with respect to derivative transactions.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On June 9, 2006, the Supreme Court of Canada ruled in favor of various Canadian airport authorities and NAV Canada against aircraft owners of Canada 3000’s (“C3”) fleet, for charges incurred but not paid by C3 prior to its bankruptcy in November 2001. ILFC posted letters of credit of approximately CAD$10.0 million, which constituted about 110% of the amount which had been allocated to the ILFC owned and managed aircraft to cover navigation and landing charges an related costs. We recorded a charge in the amount of $9.6 million in Selling, general and administrative on the Condensed Consolidated Statements of Income for the nine months ended September 30, 2006.
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
     Risks directly or indirectly affecting our business include:

• Overall Airline Industry Risk
• Demand for air travel	• Insurance costs
• Competition between carriers	• Security, terrorism and war
• Fuel prices and availability	• Worldwide health concerns
• Labor costs and stoppages	• Equity and borrowing capacity
• Maintenance costs	• Environmental concerns
• Employee labor contracts	• Government regulation
• Airport and air traffic control infrastructure constraints	• Interest rates
• Airport access	• Overcapacity

• Airframe, Engine and Other Manufacturer Risk

• Borrowing Risks
• Liquidity
• Interest rate risk

PART II. OTHER INFORMATION (CONTINUED)
•	Other Risks
•	Failure to remedy material weakness

•	Residual value

•	Obsolescence

•	Key personnel

•	Foreign currency exchange rate risk

•	Relationship with AIG
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

INTERNATIONAL LEASE FINANCE CORPORATION
November 13, 2006	/s/ Steven F. Udvar-Hazy
STEVEN F. UDVAR-HAZY
Chairman of the Board and Chief Executive Officer

November 13, 2006	/s/ Alan H. Lund
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