Form 10-K
period 2006-12-31
INTERNATIONAL LEASE FINANCE CORP
filed 2007-03-12
CIK 714311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

As of June 30, 2006 and March 1, 2007, there were 45,267,723 shares of Common Stock, no par value, outstanding, all of which were held by affiliates.

Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

INTERNATIONAL LEASE FINANCE CORPORATION

2006 FORM 10-K ANNUAL REPORT

PART I

Item 1.  Business

General

International Lease Finance Corporation (the “Company,” “ILFC,” “management,” “we,” “our,” “us”) primarily acquires new commercial jet aircraft from The Boeing Company, or Boeing, and Airbus S.A.S., or Airbus, and leases these aircraft to airlines throughout the world. In conjunction with our leasing activity, we regularly sell aircraft from our leased aircraft fleet to other leasing companies, financial services companies, and airlines. In some cases, we provide fleet management services to investors and/or owners of aircraft portfolios for a management fee. From time to time we provide asset value guarantees and loan guarantees to the buyers of aircraft, or to the lenders, for a fee. We also remarket and sell aircraft owned or managed by others for a fee.

As of December 31, 2006, we owned 824 jet aircraft, had ten aircraft in the fleet that were classified as finance leases and provided fleet management services for 104 aircraft. See “Item 2. Properties — Flight Equipment.” At December 31, 2006, we had contracted with Boeing and Airbus to purchase 254 new aircraft for delivery through 2015 with an estimated purchase price of $19.0 billion, of which 83 will deliver in 2007 with an estimated aggregate purchase price of $5.4 billion. See “Item 2. Properties — Commitments.”

We maintain a variety of flight equipment to provide a strategic mix and balance so as to meet our customers’ needs and to maximize our opportunities. To minimize the time that our aircraft are not leased to customers, we concentrate our aircraft purchases on models of new and used aircraft which we believe will have the greatest airline demand and operational longevity.

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

The airline industry is cyclical, economically sensitive and highly competitive. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our continued success in the future is largely dependent on management’s ability to develop customer relationships for leasing, sales, remarketing and management services with airlines and other customers best able to maintain their economic viability and survive in the competitive environment in which they operate.

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

We are an indirect wholly owned subsidiary of American International Group, Inc. (“AIG”). AIG is a holding company which through its subsidiaries is engaged in a broad range of insurance and insurance-related activities in the United States and abroad. AIG’s primary activities include both general insurance and life insurance and retirement services operations. Other significant activities include financial services and asset management. The common stock of AIG is listed on, among others, the New York Stock Exchange.

Aircraft Leasing

We lease most of our aircraft under operating leases. The cost of the aircraft is not fully recovered over the term of the initial lease, and we retain the benefit as well as assume the risk of the residual value of the aircraft. In accordance with generally accepted accounting principles, rentals are reported ratably as revenue over the lease term, as they are earned. The aircraft under operating leases are included as “Flight equipment under operating lease” on our Consolidated Balance Sheets and are depreciated to an estimated salvage value over the estimated useful lives of the aircraft. On occasion we enter into finance and sales-type leases where the full cost of the aircraft is substantially recovered over the term of the lease. With respect to these leases, we record lease payments received as a reduction in the net investment in the finance/sales-type leases and interest income using an interest rate implicit in the lease. The aircraft under finance and sales-type leases are recorded on our Consolidated Balance Sheets in “Net investment in finance and sales-type leases.” At December 31, 2006, we accounted for 824 aircraft as operating leases and ten aircraft as finance leases.

The initial term of our current leases range in length from two years to 17 years. See “Item 2. Properties — Flight Equipment” for information regarding scheduled lease terminations. We attempt to maintain a mix of short-, medium- and long-term leases to balance the benefits and risks associated with different lease terms and changing market conditions. Varying lease terms help to mitigate the effects of changes in prevailing market conditions at the time aircraft become eligible for re-lease or are sold.

All leases are on a “net” basis with the lessee responsible for all operating expenses, which customarily include fuel, crews, airport and navigation charges, taxes, licenses, registration and insurance. In addition, the lessee is responsible for normal maintenance and repairs, airframe and engine overhauls, and compliance with return conditions of flight equipment on lease. We may, in connection with the lease of a used aircraft, agree to contribute to the cost of certain major overhauls or modifications depending on the condition of the aircraft at delivery. Under the provisions of many leases, for certain airframe and engine overhauls, we reimburse the lessee for costs incurred up to, but not exceeding, related hourly rentals the lessee has paid to us. Such rentals are included in the caption “Rental of flight equipment” in our Consolidated Statements of Income. We provide a charge to operations based on the estimated reimbursements during the life of the lease. This amount is included in “Provision for overhauls” in our Consolidated Statements of Income.

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

To meet the needs of a growing number of airlines, some of our leases are negotiated in Euros. As the Euro to U.S. Dollar exchange rate fluctuates, airlines’ interest in entering into Euro denominated lease agreements will change. Once we agree to the rental payment currency with an airline, the negotiated currency remains for the term of the lease. We have hedged the majority of our future Euro denominated lease payments receivable cash flows through February 2010. The economic risk arising from foreign currency has, to date, been immaterial to us.

Management obtains and reviews relevant business materials from all prospective lessees and purchasers before entering into a lease or extending credit. Under certain circumstances, the lessee may be required to obtain guarantees or other financial support from an acceptable financial institution or other third parties.

During the life of the lease, situations may arise whereby we will have to restructure leases with our lessees. Historically, restructurings have involved the voluntary termination of leases prior to lease expiration, the arrangement of subleases from the primary lessee to another airline and the rescheduling of lease payments and extension of the lease terms. In many situations where we repossess an aircraft, we export the aircraft from the lessee’s jurisdiction. In the majority of these situations, we have obtained the lessee’s cooperation and the return and export of the aircraft was immediate. In some situations, however, the lessees have not fully cooperated in returning aircraft. In those cases we have taken legal action in the appropriate jurisdictions. This process has delayed the ultimate return and export of the aircraft. In addition, in connection with the repossession of an aircraft, we may be required to pay outstanding mechanic’s fees, airport, navigation and other liens on the repossessed aircraft. These charges could relate to other aircraft that we do not own but were operated by the lessee.

Flight Equipment Marketing

We may sell our leased aircraft at or before the expiration of their leases. The buyers of our aircraft include the aircraft’s lessees, another aircraft operators, financial institutions, private investors and third party lessors. From time to time, we engage in transactions to buy aircraft for resale. In other cases, we assist our customers in acquiring or disposing of aircraft by providing consulting services and procurement of financing from third parties. Any gain or loss on disposition of leased aircraft is included in the caption “Flight equipment marketing” in our Consolidated Statements of Income. In 2003 and early 2004, we sold aircraft into securitization trusts which were primarily funded and owned by other subsidiaries of AIG and are consolidated by AIG. These transactions were structured as securitizations. In our 2004 Consolidated Statement of Income the gains, net of expense, are included in “Flight equipment marketing — Securitization”. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for more information on these transactions.

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

Fleet Management Services

We provide fleet management services to third party operating lessors who are unable or unwilling to perform this service as part of their own operation. We typically provide the same services that we perform for our own fleet. Specifically, we provide leasing, re-leasing and sales services on behalf of the lessor for which we charge a fee. In connection with the sales of aircraft to the trusts discussed above, we were retained to provide fleet management services for the aircraft sold for which we receive fees from the trusts. The fees for fleet management services are included in “Interest and other” in our Consolidated Statements of Income.

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

Customers

At December 31, 2006, 2005 and 2004, we leased aircraft to customers in the following regions:

	Customers by Region
	2006		2005		2004
	Number		Number		Number
	of		of		of
Region	Customers (a)%		Customers (a)%		Customers (a)%

Europe	76	48.4%	66	45.2%	66	47.2%
Asia and the Pacific	32	20.4	33	22.6	31	22.1
United States and Canada	23	14.7	24	16.5	19	13.6
Africa and Middle East	17	10.8	13	8.9	14	10.0
Central and South America and Mexico	9	5.7	10	6.8	10	7.1

	157	100%	146	100%	140	100%

(a)	A customer is an airline with its own operating certificate.

During 2005 and 2004, we had one customer that accounted for 10% or more of total Rental of flight equipment revenue, Air France ($364.6 million or 10.5% in 2005 and $309.5 million or 10.5% in 2004). No single customer accounted for more than 10% of total revenues in 2006.

Revenues include rentals of flight equipment to foreign airlines of $3,604,495,000 in 2006, $3,095,612,000 in 2005 and $2,662,182,000 in 2004, comprising 90.5%, 88.9% and 90.1%, respectively, of total Rentals of flight equipment revenue. See Note H of Notes to Consolidated Financial Statements. Lease revenues from the rental of flight equipment have been reduced by payments received by our customers from the notional accounts established by the aircraft and engine manufacturers.

The following table sets forth the dollar amount and percentage of total rental revenues attributable to the indicated geographic areas based on each airline’s principal place of business for the years indicated:

	2006		2005		2004
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Europe	$1,837,454	46.1%	$1,693,235	48.5%	$1,432,441	48.5%
Asia and the Pacific	1,011,655	25.4	761,673	21.9	689,201	23.3
United States and Canada	496,225	12.4	479,219	13.8	382,090	12.9
Africa and the Middle East	388,750	9.8	294,416	8.5	243,170	8.2
Central and South America and Mexico	250,864	6.3	253,667	7.3	208,622	7.1

	$3,984,948	100%	$3,482,210	100%	$2,955,524	100%

The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue in any year based on each airline’s principal place of business for the years indicated:

	2006		2005		2004
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

China	$563,299	14.1%	$410,310	11.8%	$357,512	12.1%
France	456,674	11.5	442,272	12.7	351,394	11.9
United States	380,453	9.5	386,598	11.1	236,353	8.0

Competition

The leasing, remarketing and sale of jet aircraft is highly competitive. We face competition from aircraft manufacturers, banks, financial institutions, other leasing companies, aircraft brokers and airlines. Competition for a leasing transaction is based on a number of factors including delivery dates, lease rates, term of lease, other lease provisions, aircraft condition and the availability in the market place of the types of aircraft to meet the needs of the customer. We believe we are a strong competitor in all of these areas. However, past overcapacity in the market place increased competition from other entities leasing aircraft which caused downward pressure on lease rates, lease revenue and aircraft values. Recently, the overcapacity has been absorbed in the market place, and we now see higher lease rates on newly signed leases.

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

The U.S. Department of Commerce (“DOC”) exercises regulatory authority over exports. We are subject to the regulatory authority of the DOS and DOC as it relates to the export of aircraft for lease and sale to foreign entities and the export of parts to be installed on our aircraft. These Departments have, in some cases, required us to obtain export licenses for parts installed in aircraft exported to foreign countries.

Through its regulations, the DOC and the U.S. Department of Treasury (through its Office of Foreign Assets Control) impose restrictions on the operation of U.S. made goods such as aircraft and engines in sanctioned countries. In addition, they impose restrictions on the ability of U.S. companies to conduct business with entities in those countries.

The Patriot Act of 2001 reinforced the authority of the U.S. Secretary of State and the U.S. Secretary of the Treasury to (a) designate individuals and organizations as terrorists and terrorist supporters and to freeze their U.S. assets and (b) prohibit financial transactions with U.S. persons, including U.S. individuals, entities and charitable organizations. We comply with the provisions of this Act and we closely monitor our activities with foreign entities.

A bureau of the U.S. Department of Homeland Security, U.S. Customs and Border Protection, enforces regulations related to the export of our aircraft as well as the import of our aircraft into the United States for maintenance or lease and the importation of parts for installation on our aircraft. We monitor our imports and exports for compliance with U.S. Customs regulations.

Employees

We operate in a capital intensive rather than a labor intensive business. As of December 31, 2006, we had 172 full-time employees, which we considered adequate for our business operations. Management and administrative personnel will expand, as necessary, to meet our future growth needs. None of our employees is covered by a collective bargaining agreement and we believe that we maintain excellent employee relations. We provide certain employee benefits including retirement, health, life, disability and accident insurance plans, some of which are established and maintained by our parent, AIG.

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

Code of Ethics and Conduct

Our employees are subject to AIG’s Code of Conduct designed to assure that all employees perform their duties with honesty and integrity. In the second quarter of 2004, AIG adopted the AIG Director, Executive Officer, and Senior Financial Officer Code of Business Conduct and Ethics, which covers such directors and officers of AIG and its subsidiaries, including us and our Chairman of the Board and Chief Executive Officer (principal executive officer), Vice Chairman and Chief Financial Officer (principal accounting and financial officer). Both of these Codes appear in the Corporate Governance section of www.aigcorporate.com.

Forward-Looking Statements

This annual report on Form 10-K contains or incorporates statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-K and include statements regarding, among other matters, the state of the airline industry, our access to the capital markets, our ability to restructure leases and repossess aircraft, the structure of our leases, regulatory matters pertaining to compliance with governmental regulations and other factors affecting our financial condition or results of operations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and “should” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to vary materially from our future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry economic and business conditions, which will, among other things, affect demand for aircraft, availability and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives and environmental and safety requirements, as well as the factors discussed under “Item 1A. Risk Factors.” We will not update any forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

Item 1A.  Risk Factors

Risk Factors Affecting International Lease Finance Corporation

Our business is subject to numerous risks and uncertainties, as described below and in the section titled “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

Overall Airline Industry Risk

We operate as a supplier and financier to airlines. The risks affecting our airline customers are generally out of our control and impact our customers to varying degrees. As a result, we are indirectly impacted by all the risks facing airlines today. Our ability to succeed is dependent on the financial strength of our customers and their ability to compete effectively in the market place and manage these risks has a direct impact on us. These risks include:

•	Demand for air travel

•	Competition between carriers

•	Fuel prices and availability

•	Labor costs and stoppages

•	Maintenance costs

•	Employee labor contracts

•	Air traffic control infrastructure constraints

•	Airport access

•	Insurance costs and coverage

•	Security, terrorism and war

•	Worldwide health concerns

•	Equity and borrowing capacity

•	Environmental concerns

•	Government regulation

•	Interest rates

•	Overcapacity

To the extent that our customers are affected by these risk factors, we may experience:

•	a downward pressure on demand for the aircraft in our fleet and reduced market lease rates and lease margins;

•	a higher incident of lessee defaults, lease restructurings and repossessions affecting net income due to maintenance, consulting and legal costs associated with the repossession, as well as lost revenue for the time the aircraft are off lease and possibly lower lease rates from the new lessees;

•	a higher incident of situations where we engage in restructuring lease rates for our troubled customers which reduces overall lease revenue;

•	an inability to immediately place new and used aircraft when they become available through our purchase commitments and regular lease terminations on commercially acceptable terms, resulting in lower lease margins due to aircraft not earning revenue and resulting in payments of storage, insurance and maintenance costs; and

•	a loss if our aircraft is damaged or destroyed by an event specifically excluded from the insurance policy such as dirty bombs, bio-hazardous materials and electromagnetic pulsing.

Airframe, Engine and Other Manufacturer Risks

The supply of jet transport aircraft, which we purchase and lease, is dominated by two airframe manufacturers, Boeing and Airbus, and a limited number of engine manufacturers. As a result, we are dependent on the manufacturers’ success in remaining financially stable, producing aircraft and related components which meet the airlines’ demands, both in type and quantity, and fulfilling their contractual obligations to us. Further, competition between the manufacturers for market share is intense and may lead to instances of deep discounting for certain aircraft types and may negatively impact our competitive pricing. Should the manufacturers fail to respond appropriately to changes in the market environment or fail to fulfill their contractual obligations, we may experience:

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

Borrowing Risks

Liquidity — We are dependent on our ability to borrow the necessary funds to finance the purchase of aircraft and to have sufficient funds to repay our existing debt obligations. Our liquidity is dependent on having continued access to debt markets and maintaining our credit ratings. We manage this risk by maintaining access to many debt markets throughout the world. With insufficient liquidity we could potentially experience:

•	an inability to acquire aircraft, for which we have signed contracts, resulting in lower growth, lost revenue and strained manufacturer and customer relationships; and

•	an inability to meet our debt maturities as they become due, resulting in payment defaults, non-compliance with debt covenants, reduced credit ratings and an inability to access certain debt markets.

Interest Rate Risks — We are impacted by fluctuations in interest rates. Our lease rates are generally fixed over the life of the lease. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. We manage the interest rate volatility and uncertainty by maintaining a balance between fixed and floating rate debt, through derivative instruments and through matching debt maturities with lease maturities.

Other Risks

Failure to Remedy Material Weakness — As described below under Item 9A. Controls and Procedures, we have a material weakness in our internal controls, specifically a failure to maintain effective controls over the valuation, presentation and disclosure of derivative transactions. In 2005, we restated our consolidated financial statements for 2000 through 2004 in part as a result of deficiencies related to our documentation of hedge transactions and errors in the application of proper accounting for derivative related transactions. In 2006, we restated our consolidated financial statements as a result of using an incorrect method of effectiveness assessment on two cross-currency swaps. If we are unable to remediate this material weakness or the remediation is delayed, it will continue to create volatility in income.

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

Obsolescence Risk — Aircraft are long-lived assets requiring long lead times to develop and manufacture. As a result, aircraft of a particular model and type tend to become obsolete and less in demand over time, when newer more advanced and efficient aircraft are manufactured. This life cycle, however, can be shortened by world events, government regulation or customer preferences. As aircraft in our fleet approach obsolescence, demand for that particular model and type will decrease. This may result in lease rates compressing or may result in impairment charges in accordance with SFAS 144.

Key Personnel — Our future success is dependent upon, among other things, the retention of our executive management team. There can be no assurance that we will be able to retain our executive officers and other key employees. The loss of the services of any of our executive officers or key employees could disrupt our operations.

Foreign currency exchange rate risk — We negotiate some of our leases in Euros to meet the demands of a growing number of airlines. If the Euro exchange rate to the U.S. Dollar deteriorates, as it did during 2005, we will record less lease revenue on those lease payments that are not hedged.

Relationship with AIG — While neither AIG nor any of its subsidiaries is a co-obligor or guarantor of our debt securities, circumstances affecting AIG can have an impact on us. For example, concurrent with ratings actions on AIG taken by Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”) and Fitch, Inc. (“Fitch”), the following ratings actions were taken or statements were made with respect to our ratings: (i) S&P retained our long-term debt rating at AA- on Negative Long Term Rating Outlook and our short-term rating at A-1+, (ii) Moody’s affirmed our (A1/Stable/P-1) rating with a Stable outlook and (iii) Fitch lowered our long-term rating to A+ and short-term rating to F-1. Accordingly, we can give no assurance how further changes in circumstances related to AIG would impact us.

Accounting Pronouncements — The Financial Accounting Standards Board (“FASB”) in coordination with its international counterpart the International Accounting Standards Board (“IASB”) have begun a joint project to perform a comprehensive review of the U.S. and international accounting standards related to leasing. The FASB and IASB are expected to recommend new standards that may significantly affect our financial position and results of operations and the way our customers operate in ways we are unable to determine at this time. We continue to monitor the activities of this joint project as it progresses.

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

At December 31, 2006, all of our fleet was Stage III compliant. This means that the aircraft hold or are capable of holding a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention or have been shown to comply with the Stage III noise levels set out in Section 36.5 of Appendix C of Part 36 of the Federal Aviation Regulations of the United States. At December 31, 2006, the average age of aircraft in our fleet was 5.84 years.

The following table shows the scheduled lease terminations (for the minimum noncancelable period) by aircraft type for our operating lease portfolio at December 31, 2006:

Aircraft Type	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	Total

737-300/ 400/500	6	23	9	5	6	4	1	1						55
737-600/ 700/800	8	26	9	12	29	21	15	9	7	16		9	2	163
757-200	13	8	13	14	4	9	2		1					64
767-200		2			1									3
767-300	5	16	8	6	9	8								52
777-200		4	7	3	6	9	4			3				36
777-300		1		5	6	1					4	5		22
747-300			1	1										2
747-400		1	5	1	6	3	1							17
MD-83				1										1
MD-11		1		1			3	3						8
A300-600R		2	2	1							1			6
A310		6		1										7
A319		16	14	4	7	7	9	7	8	12	10	10		104
A320	4	20	23	14	11	23	9	4	1	11		2		122
A321		7	17	10	10	2	4	4		7	2			63
A330-200	2	8	15	5	1	7	7	2		1				48
A330-300		5	3	2	6	3	3	1						23
A340-300	5	4	3		1	2								15
A340-600		3					1		2	2	2	2		12

Total	43	153	129	86	103	99	59	31	19	52	19	28	2	823

As of March 1, 2007, leases covering 40 of the 43 aircraft with lease expiration dates in 2007 had been extended or leased to other customers. The schedule excludes one aircraft which was not subject to lease at December 31, 2006.

Commitments

At December 31, 2006, we had committed to purchase the following new aircraft at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $19.0 billion for delivery as shown below. The recorded basis of aircraft may be adjusted upon delivery to reflect notional credits given by the manufacturers in connection with the leasing of aircraft.

Aircraft Type	2007	2008	2009	2010	2011	2012	2013	2014	2015	Total

737-600/700/800(a)	24	21	6							51
777-200ER	3									3
777-300ER	7	3	3							13
787-800(b)				10	10	4				24
A319-100(a)	16	15	10							41
A320-200(a)	17	22	13							52
A321-200(a)	6	9	5							20
A330-200/300(a)	9	8	6							23
A340-600	1									1
A350-800(c)						2	6	4	4	16
A380-800(d)							5	3	2	10

Total	83	78	43	10	10	6	11	7	6	254

(a)	We have the right to designate the size of the aircraft within the specific model type at specific dates prior to contractual delivery.

(b)	Two 787-800 delivering in 2012 were options at December 31, 2006. We exercised the options in January 2007.

(c)	Airbus has informed us the A350-800 will be delayed to 2014. We are still in negotiations with Airbus to reposition our orders.

(d)	Subject to cancellation option by no later than June 30, 2010, which would reduce the total future purchase commitments.

We anticipate that a portion of the aggregate purchase price will be funded by incurring additional debt. The exact amount of the indebtedness to be incurred will depend, in part, upon the actual purchase price of the aircraft, which can vary due to a number of factors, including inflation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The new aircraft listed above are being purchased pursuant to master agreements with each of Boeing and Airbus. These agreements establish the pricing formulas (which include certain price adjustments based upon inflation and other factors) and various other terms with respect to the purchase of aircraft. Under certain circumstances, we have the right to alter the mix of aircraft type ultimately acquired. As of December 31, 2006, we had made non-refundable deposits (exclusive of capitalized interest) with respect to the aircraft which we have committed to purchase of approximately $455.0 million with Boeing and $460.0 million with Airbus.

Under arrangements with manufacturers, in certain circumstances the manufacturers establish notional accounts for our benefit, to which they credit amounts when we purchase and take delivery of and lease aircraft. Amounts credited to the notional accounts are used at our direction to protect us from certain events, including loss when airline customers default on lease payment obligations, to provide lease subsidies and other incentives to our airline customers in connection with leases of certain aircraft and to reduce our cost of aircraft purchased. The amounts credited are recorded as a reduction in flight equipment under operating leases.

As of March 1, 2007, we had entered into contracts for the lease of new aircraft scheduled to be delivered through 2015 as follows:

	Number of	Number
Delivery Year	Aircraft	Leased	% Leased

2007	83	83	100%
2008	78	49	63%
2009	43	6	14%
2010	10	9	90%
2011	10	1	10%
Thereafter	30	0	0%

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

Facilities

Our principal offices are located at 10250 Constellation Blvd., Suite 3400, Los Angeles, California. We occupy space under a lease which expires in 2015. As of March 1, 2007, we occupied approximately 127,000 square feet of office space. The lease provides for annual rentals of approximately $9 million, and the rental payments thereunder are subject to escalation provisions.

Item 3.	Legal Proceedings

In connection with the January 3, 2004 crash of our 737-300 aircraft on lease to Flash Airlines in Egypt, lawsuits were filed by the families of 122 of the 148 victims on the flight against us, Boeing, Honeywell International Inc., and Parker-Hannifin Corporation in the Court of First Instance at Bobigny in France. These plaintiffs have also sued Flash Airlines and its insurer in the same French court. We believe we are adequately covered in all of these cases by the liability insurance policies carried by Flash Airlines and we have substantial defenses to the actions. We do not believe the outcome of these lawsuits will have a material effect on our liquidity, financial condition or results of operations.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are an indirect wholly owned subsidiary of AIG and our common stock is not listed on any national exchange or traded in any established market. We paid cash dividends to our parent company of $32.0 million in 2006, $37.0 million in 2005, and $35.5 million in 2004. It is our intention to pay our parent company an annual dividend of at least 7% of net income subject to the dividend preference of any preferred stock outstanding. Under the most restrictive provisions of our borrowing arrangements, consolidated retained earnings at December 31, 2006 in the amount of approximately $1.8 billion were unrestricted as to the payment of dividends.

Item 6. Selected Financial Data

The following table summarizes selected consolidated financial data and certain operating information of the Company. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollar amounts in thousands)
Operating Data:
Rentals of flight equipment	$3,984,948	$3,482,210	$2,955,524	$2,807,211	$2,546,142
Flight equipment marketing	71,445	66,737	77,664	28,988	48,454
Flight equipment marketing — securitization	—	—	32,854	23,245	—
Interest and other income	86,304	61,426	93,844	17,907	64,655
Total revenues	4,142,697	3,610,373	3,159,886	2,877,351	2,659,251
Expenses	3,426,590	2,936,190	2,491,779	2,236,545	2,037,784
Income before income taxes	716,107	674,183	668,107	640,806	621,467
Net income	499,267	438,349	462,006	435,481	417,406
Ratio of Earnings to Fixed Charges and Preferred Stock Dividends(a):	1.45x	1.52x	1.61x	1.58x	1.55x

Balance Sheet Data:
Flight equipment under operating leases (net of accumulated depreciation)	$38,475,949	$34,748,932	$30,505,422	$28,190,689	$24,864,055
Net investment in finance and sales-type leases	283,386	308,471	307,466	303,373	150,611
Total assets	42,035,528	37,530,327	34,007,900	31,291,562	27,148,615
Total debt(b)	28,860,242	26,104,165	23,175,596	21,852,743	18,977,268
Shareholders’ equity	6,574,998	6,172,562	5,329,937	4,856,504	4,414,071

Other Data:
Aircraft lease portfolio at period end(c):
Owned	824	746	667	611	543
Leased in	2	—	—	—	13
Subject to finance and sales-type leases	10	17	9	9	5
Aircraft sold or remarketed during the period	21	29	49	39	8

 (a) See Exhibit 12.

(b)	Includes subordinated debt, capital lease obligations and synthetic lease obligations when applicable and does not include foreign currency adjustment related to foreign currency denominated debt swapped into $US.

 (c) See “Item 2. Properties — Flight Equipment.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Industry Condition

ILFC primarily acquires new jet transport aircraft from Boeing and Airbus and leases these aircraft to airlines throughout the world. In addition to our leasing activity, we sell aircraft from our leased aircraft fleet to other leasing companies, financial services companies and airlines. In some cases, we provide fleet management services to investors and/or owners of aircraft portfolios for a management fee. We have also provided asset value guarantees and loan guarantees to buyers of aircraft or to financial institutions for a fee. Additionally, we remarket and sell aircraft owned or managed by others for a fee.

As of December 31, 2006, we owned 824 aircraft, had ten aircraft in the fleet that were classified as finance leases, and provided fleet management services for 104 aircraft. We have contracted with Airbus and Boeing to buy 254 new aircraft for delivery through 2015 with an estimated purchase price of $19.0 billion, 83 of which will deliver during 2007. We anticipate the purchases to be financed in part by operating cash flows and in part by incurring additional debt.

Our sources of revenue are principally from scheduled and charter airlines and companies associated with the airline industry. The airline industry is cyclical, economically sensitive and highly competitive. Airlines and related companies may be affected by political or economic instability, terrorist activities, changes in national policy, competitive pressures, fuel prices and shortages, labor stoppages, insurance costs, recessions, and other political or economic events adversely affecting world or regional trading markets. Our revenues and income will be affected by our customers’ ability to react to and cope with the volatile competitive environment in which they operate, as well as our own competitive environment.

Despite rising fuel prices which significantly impacted the airline industry during 2005 and 2006, overall industry trends in 2005 and 2006 have shown continued improvement, and strengthening of lease rates. Although lease rates continued to strengthen through 2006, there is a lag between changes in market conditions and their impact on our results, as contracts signed during times of lower lease rates are still in effect, including a number of new aircraft that delivered in 2005 and 2006. Therefore, the improvement in the airline industry has yet to be completely reflected in our financial performance. We believe we are well positioned in the current industry environment with signed lease agreements for all of our 2007 deliveries of new aircraft as of December 31, 2006, and placement of 63% of our 2008 new aircraft deliveries as of March 1, 2007. We are also experiencing an increased level of interest from third party investor and debt providers regarding the purchase of aircraft from our fleet. During 2006, we sold 21 aircraft to third parties, two of which were in the form of sale-leaseback transactions.

We have received tax benefits under the Foreign Sales Corporation (“FSC”) law and its successor regime, the Extraterritorial Income Act (“ETI”). In October 2004, Congress passed a bill, the American Jobs Creation Act of 2004, repealing the corporate export tax benefits under the ETI, after the World Trade Organization (“WTO”) ruled the export subsidies were illegal. Under the bill, ETI export tax benefits for corporations were phased out in 2005 and 2006 for certain transactions. On January 26, 2006, the WTO ruled the American Jobs Creation Act fails to fully implement the recommendations from the Dispute Settlement Body as long as it includes transitional and grandfathering measures. A memo released by the Internal Revenue Service (“IRS”) in January 2007 indicates that some contracts may be grandfathered. However, the memo notes that it cannot be relied upon and there has been no other published announcement by the IRS as to whether benefits for some contracts may continue after 2006. We expect our effective tax rate to rise to a rate consistent with the expected statutory rate as these benefits cease to exist.

We derive approximately 90% of our revenues from airlines outside of the United States. A key factor in our success has been a concentrated effort to maximize our lease placements in regions that are strengthening, such as in Asia, Europe and the Middle East, and to minimize placements in regions that are under stress.

On June 17, 2005, one of our customers, Varig S.A. (lessee of eleven aircraft), filed for bankruptcy protection under Brazilian Bankruptcy Law and in the United States Bankruptcy Court for the Southern District of New York. On July 4, 2006, all eleven leases were terminated and the aircraft were returned. All but one aircraft was subsequently placed with other airlines. We took a charge in the amount of $20.1 million related to receivables of restructured rents and initial direct costs related to Varig S.A. during 2006. The charge is included in Other expenses on the December 31, 2006 Consolidated Statement of Income. We will need to remarket the remaining aircraft and we may incur costs related to the re-leasing and refurbishing of the aircraft.

In December 2006, one of our customers, Air Madrid (lessee of three aircraft), ceased operations. All aircraft leased to Air Madrid were subsequently leased to other airlines.

We have ordered 16 A350s from Airbus. Airbus has advised us of delays and a redesign of the A350 aircraft. We are currently in discussions regarding the delays of the delivery of the A350 aircraft related to the redesign of the aircraft. Due to production difficulties we have renegotiated our purchase agreement with Airbus which has resulted in delays of the deliveries to 2013 (see commitments schedule).

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

Lease Revenue: We lease flight equipment principally under operating leases and report rental income ratably over the life of the lease. The difference between the rental income recorded and the cash received under the provisions of the lease is included in “Lease receivables and other assets” on our Consolidated Balance Sheets. Past-due rentals are recognized on the basis of management’s assessment of collectibility. In certain cases, leases provide for additional rentals based on usage. The usage may be calculated based on hourly usage or on the number of cycles operated, depending on the lease contract. A cycle is defined as one take-off and landing. The usage is typically reported monthly by the lessee. Rentals received, but unearned under the lease agreements, are recorded in “Rentals received in advance” on our Consolidated Balance Sheets until earned. Lease revenues from the rental of flight equipment have been reduced by payments received directly by us or by our customers from the aircraft and engine manufacturers.

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

Flight Equipment: Flight equipment under operating leases is stated at cost. Purchases, major additions and modifications and interest are capitalized. Normal maintenance and repairs, airframe and engine overhauls and compliance with return conditions of flight equipment returned from lease are provided for and paid for by the lessee. Generally, aircraft are depreciated using the straight line method over a 25 year life from the date of manufacture to a 15% residual value. Because of the significant cost of aircraft carried in “Flight equipment under operating leases” in our Consolidated Balance Sheets, any change in the assumption of useful life or residual values for all aircraft could have a significant impact on our results of operations.

Under arrangements with the manufacturers, in certain circumstances the manufacturers establish notional accounts for our benefit, to which they credit amounts when we purchase and take delivery of and lease aircraft. Amounts credited to the notional accounts are used at our direction to protect us from certain events, including loss when airline customers default on lease payment obligations, to provide lease subsidies and other incentives to our airline customers in connection with leases of certain aircraft and to reduce our cost of aircraft purchased. The amounts credited to the notional accounts are recorded as a reduction to the basis of aircraft purchased at the time the amounts are available to us. Since cost is reduced, future depreciation is also reduced.

Out of production aircraft types are depreciated using the straight line method over a 25 year life from the date of manufacture to an established residual value for each aircraft type.

At the time assets are retired or sold, the cost and accumulated depreciation are removed from the related accounts and the difference, net of proceeds, is recorded as a gain or loss.

Management is very active in the airline industry and reviews issues affecting our fleet on a quarterly basis, including events and circumstances that may affect impairment of aircraft values (e.g. residual value, useful life and current and future revenue generating capacity). Management evaluates aircraft in the fleet, as necessary, based on these events and circumstances in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) at least annually. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These evaluations for impairment are significantly impacted by estimates of future revenues and other factors which involve some amount of uncertainty. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Estimated cash flows consist of current contractual lease rates, future projected lease rates and estimated scrap values for each aircraft. The factors considered in estimating the undiscounted cash flows may change in future periods due to changes in contracted lease rates, economic conditions, technology, airline demand for a particular aircraft type and many of the risk factors discussed in Item 1A. “Risk Factors.” We have, to date, not recorded any impairment charges related to aircraft.

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

Derivative Financial Instruments: In the normal course of business we utilize derivative instruments to manage our exposure to interest rate risks and foreign currency risks. We account for derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS 133”). Accounting for derivatives is very complex. All derivatives are recognized on the balance sheet at their fair value. We obtain the values on a quarterly basis from the counter party of the derivative contracts, a related party. When hedge treatment is achieved under SFAS 133, the changes in market values related to the effective portion of the derivatives are recorded in other comprehensive income or in income, depending on the designation of the derivative as a cash flow hedge or a fair value hedge. The ineffective portion of the derivative contract is calculated and recorded in income at each quarter end. At inception of the hedge, we choose a method of ineffectiveness calculation, which we must use for the life of the contract. For certain types of hedge relationships meeting specific criteria, SFAS 133 allows a “short-cut” method, which provides for an assumption of zero ineffectiveness. Under this method periodic assessment of effectiveness is not required. Our use of this method is limited to interest rate swaps that hedge certain borrowings. When the criteria for the “short-cut” method is not met, we use the “hypothetical derivative method” when we assess the ineffectiveness. The calculation involves setting up a hypothetical derivative that mirrors the hedged item, but has a zero-value at the hedge designation date. The cumulative change in market value of the actual derivative instrument is compared to the cumulative change in market value of the hypothetical derivative. The difference is the calculated ineffectiveness and is recorded in income.

Income Taxes: We are included in the consolidated federal income tax return of AIG. Our tax provision is calculated on a separate return basis, adjusted to give recognition to the effects of net operating losses, foreign tax credits and the benefit of the Foreign Sales Corporation and Extraterritorial Income Exclusion provisions of the Internal Revenue Code to the extent they are currently realizable in AIG’s consolidated return. We calculate our provision using the asset and liability approach in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. This method gives consideration to the future tax consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on currently enacted tax rates. Deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Financial Condition

We borrow funds to purchase new and used flight equipment (see “Item 2. Properties — Commitments”), including funds for progress payments during aircraft construction, and to pay off maturing debt obligations. The funds are borrowed principally on an unsecured basis from various sources. During 2006, we borrowed $6.4 billion (excluding commercial paper) and $2.6 billion was provided by operating activities to meet our needs. As of December 31, 2006, we had committed to purchase 254 new aircraft from Boeing and Airbus, including two options exercised in 2007, at an estimated aggregate purchase price of approximately $19.0 billion for delivery through 2015, of which we currently anticipate taking delivery of 83 aircraft in 2007 with an estimated aggregate purchase price of $5.4 billion. We currently expect to fund expenditures for aircraft and to meet liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements. Our borrowing strategy will, over time, result in approximately 15% or less of our debt, excluding commercial paper, maturing in any one year. Management continues to explore new funding sources and ways to diversify our investor base. Our debt financing and capital lease obligations were comprised of the following at the following dates:

	December 31,	December 31,	December 31,
	2006	2005	2004
	(Dollars in thousands)

Public bonds and medium-term notes	$21,317,011	$18,503,065	$17,516,746
Capital lease obligations	—	—	39,580
Bank term debt	3,818,688	4,014,573	2,973,525
Junior subordinated debentures	1,000,000	1,000,000	—
Commercial paper	2,757,647	2,625,409	2,675,247
Less: Deferred debt discount	(33,104)	(38,882)	(29,502)

Total debt financing	$28,860,242	$26,104,165	$23,175,596

Composite interest rate	5.24%	5.00%	4.34%
Percentage of total debt at fixed rate	78.88%	79.03%	66.21%
Composite interest rate on fixed debt	5.12%	5.03%	5.07%
Bank prime rate	8.25%	7.25%	5.25%

The above amounts represent our anticipated settlement of our outstanding debt obligations. Certain adjustments required to present currently outstanding debt obligations have been recorded and presented separately on the face of the Consolidated Balance Sheets, including adjustments related to foreign currency and interest rate hedging activities. We have eliminated the currency exposure arising from foreign currency denominated notes by either hedging the notes through swaps or through the offset provided by operating lease receipts denominated in the related currency. Foreign currency denominated debt is translated into U.S. Dollars using exchange rates as of each balance sheet date. The foreign exchange adjustments for the foreign currency denominated debt economically hedged with foreign currency swaps were $677.4 million, $197.1 million and $1,215.8 million at December 31, 2006, 2005, and 2004, respectively. Composite interest rates and the percentage of total debt at fixed rates reflect the economic effect of derivative instruments.

Public Debt

The Company has the ability to borrow under various public debt financing arrangements as follows:

	Maximum		Issued as of	Issued as of
	Offering		December 31, 2006	March 1, 2007
	(Dollars in millions)

Registration statement dated August 16, 2006 (including $5.0 billion Medium-Term Note Program)	Unlimited	(a)	$1,900	$2,500
Registration statement dated December 20, 2002 (including $2.88 billion Medium-Term Note Program and $1.0 billion Retail Medium-Term Note Program)	$6,080	(b)	5,782	5,816
Euro Medium-Term Note Programme dated September 2006(c)(d)	7,000		4,276	4,276

(a)	Includes $645 million, which was incorporated into the registration statement from a prior registration statement. As a result of our Well Known Seasoned Issuer (“WKSI”) status, we have an unlimited amount of debt securities registered for sale.

(b)	Includes $1.08 billion, which was incorporated into the registration statement from a prior registration statement, increasing the maximum offering from $5.0 billion to $6.08 billion.

(c)	We have economically hedged the foreign currency risk of the notes through derivatives or through the offset provided by operating lease payments denominated in the related currency.

(d)	This is a perpetual program. As a bond issue matures, the principal amount of that bond becomes available for new issuances under the program.

Bank Term Debt

In January 1999, we entered into an Export Credit Facility, for up to a maximum of $4.3 billion, for aircraft delivered through 2001. We used the facility to fund 85% of each aircraft’s purchase price. The facility was guaranteed by various European Export Credit agencies. We financed 62 aircraft using $2.8 billion under this facility over ten years with interest rates from 5.753% to 5.898%. The debt is collateralized by a pledge of the shares of a subsidiary of ours which holds title to the aircraft financed under the facility. At December 31, 2006, $1.0 billion was outstanding under this facility.

In May 2004, we entered into an Export Credit Facility for up to a maximum of $3.64 billion, to finance Airbus aircraft to be delivered through May 2007. The facility is used to fund 85% of each aircraft’s purchase price. This facility becomes available as the various European Export Credit agencies provide their guarantees for aircraft based on a six-month forward-looking calendar. The financing is for a ten-year fully amortizing loan per aircraft at an interest rate determined through a bid process. We have collateralized the debt by a pledge of the shares of a subsidiary which holds title to the aircraft financed under this facility. As of December 31, 2006, 31 aircraft were financed under this facility and $1.7 billion was outstanding.

From time to time we enter into funded bank financing agreements. As of December 31, 2006, we had a total of $1.2 billion outstanding, which have varying maturities through 2012. The interest rates are LIBOR based with spreads ranging from .300% to 1.625% at December 31, 2006.

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

Commercial Paper

We currently have a $6.0 billion Commercial Paper Program. Under this program, we may borrow a minimum of $100,000 for periods from one day to 270 days. It is our intention to only sell commercial paper to a maximum amount of 75% of the total amount of the backup facilities available (see “Bank Commitments” below). The weighted average interest rate of the outstanding commercial paper was 5.30%, 4.17% and 2.34%, at December 31, 2006, 2005, and 2004, respectively.

Bank Commitments

As of December 31, 2006, we had committed revolving credit agreements with an original group of 35 banks aggregating $6.5 billion, consisting of a $2.0 billion five-year tranche that expires in October of 2009, a $2.0 billion five-year tranche that expires in October of 2010 and a $2.5 billion five-year tranche that expires in October 2011. These revolving credit agreements provide for interest rates that vary according to the pricing option in effect at the time of borrowing. Pricing options include prime, a range from .25% over LIBOR to 1.85% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The revolving credit agreements are subject to facility fees of .10% of amounts available. This financing is used as backup for our maturing debt and other obligations. We expect to replace or extend these credit agreements on or prior to their expiration dates. At December 31, 2006, we had not drawn on these facilities.

Other Variable Interest Entities

We have sold aircraft to entities owned by third parties and from time to time we have issued asset value guarantees or loan guarantees related to the aircraft sold. We have determined that ten such entities, each owning one aircraft, are Variable Interest Entities (“VIEs”) in which we are deemed the primary beneficiary. In accordance with Financial Accounting Standards Board Interpretations (“FIN”) No. 46R, “Consolidation of Variable Interest Entities” (“FIN46R”), we consolidate these entities. The assets and liabilities of these entities are presented separately on our Consolidated Balance Sheets. We do not have legal control over and we do not own the assets, nor are we directly obligated for the liabilities of these entities.

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

Derivatives

In the normal course of business, we employ a variety of derivative products to manage our exposure to interest rates risks and foreign currency risks. We enter into derivative transactions only to economically hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements and currency swap agreements. At December 31, 2006, we had the following derivative contracts that did not qualify for hedge accounting under SFAS 133:

•	Two foreign currency swaps economically hedging our interest rate risk and currency risk of our Euro denominated debt, which do not qualify because we had chosen an incorrect method to calculate ineffectiveness.

•	A foreign currency swap failed the assessment of hedge effectiveness test, as defined by SFAS 133, in the fourth quarter of 2006. Ineffectiveness was created due to large swings in the Sterling exchange rate and the inclusion of cash flows in the retrospective effectiveness assessment. SFAS 133 allows the exclusion of cash flows and we will evaluate the derivative for effectiveness as of April 1, 2007, and if the derivative meets the test, we intend to redesignate it as a FAS 133 hedge.

When a derivative contract does not qualify for hedge treatment under SFAS 133, the changes in market values are recorded in income. The related net mark-to-market gain reported in income for the year ended December 31,

2006 was $36.8 million, consisting of a gain of $284.0 million related to derivatives, and a loss of $247.2 million related to mark-to-spot changes of the Euro debt related to the foreign exchange swap contracts. (See Note K of Notes to Consolidated Financial Statements).

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

While we have been able to borrow the funds necessary to finance operations in the current market environment, turmoil in the airline industry or political environment could limit our ability to borrow funds from our current funding sources. Should this occur, we would seek alternative sources of funding, including securitizations and manufacturer’s financings, drawings upon our revolving loans and lines of credit facilities or seek additional short term borrowings. If we were unable to obtain sufficient funding, we may be able to negotiate with manufacturers to defer deliveries of certain aircraft.

The following summarizes our contractual obligations at December 31, 2006 and the possible effect of such obligations on our liquidity and cashflows in future periods.

Existing Commitments

	Commitments Due by Year
	Total	2007	2008	2009	2010	2011	Thereafter
	(Dollars in thousands)

Medium Term and Long Term Debt	$26,135,699	$4,104,151	$4,371,948	$4,046,133	$3,884,550	$3,875,090	$5,853,827
Commercial Paper	2,757,647	2,757,647	—	—	—	—	—
Interest Payments on Debt Outstanding(a)(b)	7,806,914	1,277,448	1,071,605	853,818	629,696	420,121	3,554,226
Operating Leases	85,396	8,956	9,303	9,594	9,969	10,367	37,207
Pension Obligations(c)	4,226	637	658	678	712	753	788
Tax Benefit Sharing Agreement Due to AIG	245,000	160,000	—	85,000	—	—	—
Purchase Commitments(d)	19,042,400	5,442,300	4,324,200	2,754,700	1,064,000	1,091,000	4,366,200

Total	$56,077,282	$13,751,139	$9,777,714	$7,749,923	$5,588,927	5,397,331	$13,812,248

Contingent Commitments

	Contingency Expiration by Year
	Total	2007	2008	2009	2010	2011	Thereafter
	(Dollars in thousands)

Put Options(e)	$343,550	$—	$—	$—	$—	$—	$343,550
Asset Value Guarantees(e)	125,596	250	35,452	16,150	—	—	73,744
Loan Guarantees(e)	35,517	—	—	—	—	—	35,517
Lines of Credit	50,000	—	—	—	—	—	50,000

Total	$554,663	$250	$35,452	$16,150	$—	$—	$502,811

(a)	Future interest payments on floating rate debt are estimated using floating interest rates in effect at December 31, 2006.

(b)	Includes the effect of interest rate and foreign currency derivative instruments.

(c)	Our pension obligations are a part of intercompany expenses, which AIG allocates to us on an annual basis. The amount is an estimate of such allocation. The column “Thereafter” consists of the 2012 estimated allocation. The amount allocated has not been material to date.

(d)	Includes two options that were exercised in 2007.

(e)	From time to time we participate with airlines, banks, and other financial institutions to assist in financing aircraft by providing asset value guarantees, put options or loan guarantees collateralized by aircraft. As a result, should we be called upon to fulfill our obligations, we would have recourse to the value of the underlying aircraft. To the extent that the value of the underlying aircraft is less than the guarantee, we would record a loss. Guarantees entered into after December 31, 2002, are recorded at fair value in accordance with FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees at Indebtedness of Others.” See Note A of Notes to Consolidated Financial Statements.

Results of Operations

2006 Compared to 2005

Revenues from rentals of flight equipment increased 14.4% to $3,984.9 million in 2006 from $3,482.2 million in 2005. The number of aircraft in our fleet increased to 824 at December 31, 2006 compared to 746 at December 31, 2005. Revenues from rentals of flight equipment increased (i) $502.5 million due to aircraft acquired and earning revenue during the entire period, or part thereof, in 2006 compared to no or partial earned revenue for the same period in 2005. The increase was offset by (ii) $35.7 million of lost revenue on aircraft repossessed from airlines under bankruptcy protection and $19.5 million related to aircraft deployed during the period ended December 31, 2005 and sold prior to December 31, 2006. Overhaul revenue increased $55.4 million in 2006 compared to 2005 due to an increase in the aggregate number of hours flown, on which we collect overhaul revenue. We had one aircraft in our fleet that was not subject to a signed lease agreement or a signed letter of intent at December 31, 2006.

In addition to leasing operations, we engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment on a principal and commission basis. Revenues from flight equipment marketing increased to $71.4 million in 2006 compared to $66.7 million in 2005 due to higher revenues related to equipment sold in 2006 compared to 2005. We sold 21 aircraft, two of which were accounted for as sale-lease-back transactions, and four engines during the year ended December 31, 2006, compared to 29 aircraft, eleven of which were accounted for as sale-leaseback transactions, and three engines during the same period in 2005.

Interest and other revenue increased to $86.3 million in 2006 compared to $61.4 million in 2005 due to (i) an increase in fees and deposit forfeitures due to non-performance by customers in the amount of $10.0 million; (ii) lower 2006 charges related to reserves for asset value guarantees and other fee based services in the amount of $7.9 million; (iii) an increase in foreign exchange gain in the amount of $8.6 million; and (iv) an increase in interest income in the amount of $4.8 million. These increases were offset by lower revenue from VIE’s of $6.4 million.

Interest expense increased to $1,469.7 million in 2006 compared to $1,164.4 million in 2005 as a result of (i) an increase in average debt outstanding (excluding the effect of debt discount and foreign exchange adjustments), primarily borrowed to finance aircraft acquisitions, to $27.5 billion in 2006 compared to $24.7 billion in 2005 and (ii) an increase in interest rates.

Our composite borrowing rates fluctuated as follows:

ILFC Composite Interest Rates and Prime Rates

We account for derivatives under SFAS No. 133 “Accounting for Derivatives and Hedging Activities” as amended. Income effect from derivatives, net of change in hedged items due to changes in foreign exchange rates was $49.7 million and $46.1 million income for the years ended December 31, 2006 and 2005, respectively. The income effect includes income from derivatives with no hedge accounting treatment under FAS 133 in the amount of $40.7 million in 2006 and $48.7 million in 2005 (see Note K of Notes to Consolidated Financial Statements).

Depreciation of flight equipment increased 14.4% to $1,570.3 million in 2006 compared to $1,372.1 million in 2005 due to the increased cost of the fleet to $47.2 billion in 2006 from $42.1 billion in 2005.

Provision for overhauls decreased to $249.2 million in 2006 compared to $260.0 million in 2005 due to a decrease in expected overhaul related expenses.

Selling, general and administrative expenses increased to $148.1 million in 2006 compared to $135.8 million in 2005 due to (i) a charge in the amount of $9.1 million related to a Canadian court ruling (see Note J of Notes to the Consolidated Financial Statements), and (ii) an increase of $6.9 million in 2006 employee related expenses compared to 2005, primarily due to an increase in employee benefit charges from AIG and an increase in the number of employees from 160 to 172; offset by minor savings in the amount of $3.7 million.

Other expenses consist of the following charges:

•	(2006) $20.1 million related to a notes receivable write-down related to a lessee under bankruptcy protection

•	(2005) $38.3 million related to the restructuring of ownership of aircraft in certain lease transactions in Australia (see Note J of Notes to Consolidated Financial Statements), and $11.7 million related to a write-down of notes receivable in 2005.

Our effective tax rate for the year ended December 31, 2006 was 30.3% compared to 35.0% for the same period in 2005. The decrease is due to audit adjustments and related interest charged in 2005, offset by a larger 2006 tax benefit received under the Extraterritorial Income Act.

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

Accumulated other comprehensive income (loss) was $2.7 million and $66.4 million at December 31, 2006 and 2005, primarily due to changes in market values of cashflow hedges. See Note E of Notes to the Consolidated Financial Statements.

We performed impairment reviews of all aircraft in our fleet as of June 30, 2006 and 2005, in accordance with SFAS 144. No impairments have been recognized related to aircraft, as the existing service potential of the aircraft in our portfolio has not been diminished. Further, we have been able to re-lease the aircraft without diminution in lease rates to an extent that would warrant an impairment write down.

2005 Compared to 2004

Revenues from rentals of flight equipment increased 17.8% to $3,482.2 million in 2005 from $2,955.5 million in 2004. The number of aircraft in our fleet increased to 746 at December 31, 2005 compared to 667 at December 31, 2004. Revenues from rentals of flight equipment increased (i) $465.9 million due to aircraft acquired and earning revenue during the entire period, or part thereof, in 2005 compared to no or partial earned revenue for the same period in 2004 and (ii) $22.8 million related to aircraft that were redelivered during the years at higher lease rates and/or had changes in lease rates. The increase was offset by $81.2 million related to aircraft deployed during the period ended December 31, 2004 and sold prior to December 31, 2005. Overhaul revenue increased $119.2 million in 2005 compared to 2004 due to an increase in the aggregate number of hours flown, on which we collect overhaul revenue. We did not have any aircraft in our fleet that were not subject to a signed lease agreement or a signed letter of intent at December 31, 2005.

In addition to leasing operations, we engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment on a principal and commission basis. Revenues from flight equipment marketing decreased to $66.7 million in 2005 compared to $77.7 million in 2004 due to $17.5 million less commissions received from third parties in 2005 compared to 2004. The decrease was offset by higher revenues related to equipment sold in 2005 compared to 2004. We sold 29 aircraft and three engines during the year ended December 31, 2005, compared to 15 aircraft and ten engines during the same period in 2004.

During 2004 we sold 34 aircraft to a trust, which is included in the consolidated financial statements of AIG (see Note M of Notes to Consolidated Financial Statements). The gains of the transaction, net of expenses, are included in the caption “Flight equipment marketing — securitization.”

Interest and other revenue decreased to $61.4 million in 2005 compared to $93.8 million in 2004 due to the following: (i) lower bankruptcy and other settlements in the amount of $23.1 million; (ii) lower dividend income by $3.4 million; (iii) lower fees and deposit forfeitures due to nonperformance by customers in the amount of $10.2 million and other minor decreases in the amount of $1.3 million; offset by a charge taken in 2004 related to put options exercised in the amount of $5.6 million.

Interest expense increased to $1,164.4 million in 2005 compared to $936.5 million in 2004 as a result of (i) an increase in average debt outstanding (excluding the effect of debt discount and foreign exchange adjustments), primarily borrowed to finance aircraft acquisitions, to $24.7 billion in 2005 compared to $22.5 billion in 2004 and (ii) an increase in interest rates.

We account for derivatives under SFAS No. 133 “Accounting for Derivatives and Hedging Activities” as amended. Income effect from derivatives, net of change in hedged items due to changes in foreign exchange rates was $46.1 million income and $6.0 million loss for the years ended December 31, 2005 and 2004. The income effect includes income from derivatives with no hedge accounting treatment under FAS 133 in the amount of $48.7 million in 2005 and $5.5 million in 2004 (see Note K of Notes to Consolidated Financial Statements).

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

Selling, general and administrative expenses increased to $135.8 million in 2005 compared to $117.0 million in 2004 due to (i) a net change in the amount of $6.7 million related to the write down of a notes receivable from a customer who has filed for bankruptcy protection; (ii) an increase of $6.5 million in 2005 employee related expenses compared to 2004, primarily due to an increase in employee benefit charges from AIG and an increase in the number of employees from 151 to 160 and (iii) $13.1 million higher aircraft cost to support our growing fleet. The increases were offset by $3.9 million lower rent expense due to a 2004 charge related to abandoned office space and minor savings in several areas aggregating $3.6 million.

Other expenses consist of the following charges:

•	(2005) $38.3 million related to the restructuring of ownership of aircraft in certain lease transactions in Australia. See Note J of Notes to Consolidated Financial Statements and $11.7 million related to a write-down of notes receivable.

•	(2004) In connection with a global aircraft lease transaction entered into in 2000 for a total of 14 aircraft, we acquired certain securities and assumed certain obligations of ATA. On October 26, 2004, ATA filed for bankruptcy protection and we recorded impairment losses in the amount of $28.9 million on our investment in ATA non-voting preferred stock and a $25.0 million charge for the assumed liabilities.

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

New Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements.
In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.
In September 2006, the FASB issued FASB Staff Position AUG AIR-1, Accounting for Planned Major Maintenance Activities.
In April 2006, the FASB issued FSP FIN 46(R)-6, Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R).
In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).
In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.
For further discussion of these recent accounting standards and their application to us, see Note A of Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Measuring potential losses in fair values has recently become the focus of risk management efforts by many companies. Such measurements are performed through the application of various statistical techniques. One such technique is Value at Risk (VaR), a summary statistical measure that uses historical interest rates and foreign currency exchange rates and equity prices and estimates the volatility and correlation of these rates and prices to calculate the maximum loss that could occur over a defined period of time given a certain probability.

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

We calculate the VaR with respect to the net fair value by using historical scenarios. This methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical information for interest rates and foreign exchange rates were used to construct the historical scenarios at December 31, 2006 and 2005. For each scenario, each financial instrument is re-priced. Scenario values for our operations are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum adverse deviation in net fair market value incurred by these scenarios with 95% confidence (i.e. only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period is assumed in computing the VaR figure. The following table presents the average, high and low VaRs on a combined basis and of each component at market risk for our operations with respect to its fair value for the periods ended December 31, 2006 and 2005, respectively:

ILFC Market Risk

	December 31, 2006			December 31, 2005
	Average	High	Low	Average	High	Low
	(Dollars in millions)

Combined	$151.5	$208.7	$102.3	$135.0	$238.7	$84.2
Interest Rate	151.3	208.0	102.2	135.4	240.3	83.9
Currency	0.9	1.6	0.3	2.1	4.2	0.5

The Value at Risk calculation reflects the fact that we currently have more financial liabilities (debt) than financial assets (present value of lease payments). Lengthening the average maturity of our debt increases the calculated VaR. During 2006, we locked in lower long-term funding costs on its debt, leading to an increase in its VaR.

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

Based on our evaluation as of December 31, 2006, we have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in internal controls as described below. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has not been fully remediated as of December 31, 2006:

We did not maintain effective controls over the valuation, presentation and disclosure of derivative transactions. Specifically, we did not maintain adequate documentation regarding the effectiveness of certain derivative transactions used to hedge interest rate and foreign currency exchange rate risk and did not select the correct methodology to measure the ineffectiveness in the hedging relationship of two cross currency swaps. This control deficiency resulted in a misstatement of the 2005 financial statement line items (Derivative assets, Derivative liabilities, Accumulated other comprehensive income and Interest expense) and resulted in a restatement of our annual and interim 2005 financial statements. Accordingly, management concluded this control deficiency constitutes a material weakness.

Variable Interest Entities

Our consolidated balance sheets include assets in the amount of $124.7 million and $138.2 million and liabilities in the amount of $8.2 million and $65.2 million at December 31, 2006 and 2005, respectively, and we recorded a net loss of $7.5 million in 2006, a net gain of $1.8 million in 2005 and a net loss of $4.1 million in 2004 related to Variable Interest Entities (“VIEs”). Our assessment of disclosure controls and procedures, as described above, includes the VIEs. Each of the VIEs has a discrete number of assets and we, as lender and guarantor to the VIEs, have been provided sufficient information to conclude that our procedures with respect to these VIEs are effective in providing reasonable assurance that the information required to be disclosed by us relating to these entities is reconciled, processed, summarized and reported within the periods specified by the Securities and Exchange Commission and is accumulated and communicated to our management, including the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. However, management has been unable to assess the effectiveness of internal control over financial reporting at those entities, due to our inability to dictate or modify the controls of those entities, or to assess those controls.

(B) Changes in Internal Control Over Financial Reporting

Except as described below under “(C) Remediation of Material Weaknesses in Internal Control over Financial Reporting” during the year ended December 31, 2006, no changes were made to internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

(C) Remediation of Material Weaknesses in Internal Control Over Financial Reporting

As of December 31, 2006, we have begun, but have not completely remediated the material weakness in our internal control over financial reporting with respect to accounting for derivative instruments as discussed above. The remediation actions include improving training, accounting reviews and reconciliations, all designed to ensure that all relevant personnel involved in derivatives transactions understand and apply hedge accounting in compliance with SFAS 133. During our remediation efforts, we found errors related to designations of methodologies used to calculate ineffectiveness of two derivative contracts. In coordination with AIG’s remediation efforts related to derivative transactions, we will work closely with AIG to identify processes and procedures which will assist us in remediating our material weakness with respect to derivative transactions.

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

We believe that our Consolidated Financial Statements fairly present, in all material respects, our financial condition results of operations and cash flows as of, and for, the periods presented and that this Annual Report on Form 10-K contains no material inaccuracies or omissions of material fact and contains the information required to be included in accordance with the Exchange Act.

Item 9B. Other Information

None.

PART III

Item 14.  Principal Accountant Fees and Services

Aggregate fees for professional services rendered to us by PricewaterhouseCoopers LLP (“PwC”) for the years ended December 31, 2006 and 2005, were:

	2006	2005
Audit Fees(a)	$2,423,000	$1,892,500
Audit-Related Fees	—	—
Tax Fees(b)	319,306	362,309

Total Fees	$2,742,306	$2,254,809

(a)
Audit Fees consist of fees for professional services provided in connection with the audits of our financial statements, services rendered in connection with our registration statements filed with the Securities and Exchange Commission, the delivery of consents and the issuance of comfort letters. This also includes Sarbanes-Oxley Section 404 work performed at ILFC for AIG’s 2006 and 2005 assessment.

(b)	Tax Fees consist of the aggregate fees for services rendered for tax compliance, tax planning and tax advice.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

FORM 10-K
Items 8, 15(a), and 15(b)

INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following consolidated financial statements of the Company and its subsidiaries required to be included in Item 8 are listed below:

The following financial statement schedule of the Company and its subsidiaries is included in Item 15(a)(2):

Report of Independent Registered Public Accounting Firm on Financial Statements Schedule	56

Schedule Number	Description	Page

II	Valuation and Qualifying Accounts	57

All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

The following exhibits of the Company and its subsidiaries are included in Item 15(b):

Exhibit
Number	Description

3.1	Restated Articles of Incorporation of the Company, as amended through December 9, 1992, filed November 3, 1993 (filed as an exhibit to Registration Statement No. 33-50913 and incorporated herein by reference).
3.2	Certificate of Determination of Preferences of Series A Market Auction Preferred Stock (filed December 9, 1992 as an exhibit to Registration Statement No. 33-54294 and incorporated herein by reference).
3.3	Certificate of Determination of Preferences of Series B Market Auction Preferred Stock (filed December 9, 1992 as an exhibit to Registration Statement 33-54294 and incorporated herein by reference).
3.4	Certificate of Determination of Preferences of Series C Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.5	Certificate of Determination of Preferences of Series D Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.6	Certificate of Determination of Preferences of Series E Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.7	Certificate of Determination of Preferences of Series F Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.8	Certificate of Determination of Preferences of Series G Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).
3.9	Certificate of Determination of Preferences of Series H Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).
3.10	Certificate of Determination of Preferences of Preferred Stock of the Company (filed as an exhibit to Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
3.11	By-Laws of the Company, including amendment thereto dated August 31, 1990 (filed as an exhibit to Registration Statement No. 33-37600 and incorporated herein by reference).

Exhibit
Number	Description

3.12	Unanimous Written Consent of Sole Stockholder of the Company, dated January 2, 2002, amending the By-Laws of the Company (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).
4.1	Indenture dated as of November 1, 1991, between the Company and U.S. Bank Trust National Association (successor to Continental Bank, National Association), as Trustee (filed as an exhibit to Registration Statement No. 33-43698 and incorporated herein by reference).
4.2	First supplemental indenture, dated as of November 1, 2000, to the Indenture between the Company and U.S. Bank Trust National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
4.3	Second Supplemental Indenture, dated as of February 28, 2001, to the Indenture between the Company and U.S. Bank Trust National Association (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).
4.4	Third Supplemental Indenture, dated as of September 26, 2001, to the Indenture between the Company and U.S. Bank Trust National Association (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).
4.5	Indenture dated as of November 1, 2000, between the Company and the Bank of New York, as Trustee (filed as an exhibit to Registration No. 33-49566 and incorporated herein by reference).
4.6	The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
4.7	First Supplemental Indenture, dated as of August 16, 2002 to the indenture between the Company and the Bank of New York (filed as Exhibit 4.2 to Registration Statement No. 333-100340 and incorporated herein by reference).
4.8	Fourth Supplemental Indenture, dated as of November 6, 2002, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
4.9	Fifth Supplemental Indenture, dated as of December 27, 2002, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
4.10	Sixth Supplemental Indenture, dated as of June 2, 2003, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).
4.12	Seventh Supplemental Indenture, dated as of October 8, 2004, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 8-K dated October 14, 2004 and incorporated herein by reference).
4.13	Eighth Supplemental Indenture, dated as of October 5, 2005, to the indenture between the Company and U.S. Bank National Association.
4.14	Agency Agreement (amended and restated), dated as of September 15, 2005, among the Company, Citibank, N.A., and Dexia Banque Internationale A Luxembourg, Societe Anonyme (filed as an exhibit to Form 8-K, event date September 15, 2005, and incorporated herein by reference).
10.1	Aircraft Facility Agreement, dated as of January 19, 1999, among the Company, Halifax PLC and the other banks listed therein providing up to $4,327,260,000 for the financing of approximately seventy-five Airbus aircraft (filed as an exhibit to Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.2	Aircraft Facility Agreement, dated as of May 18, 2004, among Whitney Leasing Limited, as borrower, the Company, as guarantor and the Bank of Scotland and the other banks listed therein providing up to $2,643,660,000 (plus related premiums) for the financing of aircraft (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference) and, as most recently amended, as of May 30, 2006, to increase the size of the facility to $3,643,660,000 and extend the termination until May 2007.

Exhibit
Number	Description

10.3	$2,000,000,000 Five-Year Revolving Credit Agreement, dated as of October 13, 2006, among the Company, CitiCorp USA, Inc., as Administrative Agent, and the other financial institutions listed therein (filed as an exhibit to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).
10.4	$2,000,000,000 Five-Year Revolving Credit Agreement dated as of October 13, 2006, among the Company, CitiCorp USA, Inc as Administrative Agent, and the other financial institutions listed therein (filed as an exhibit to Form 8-K, event date October 14, 2005, and incorporated herein by reference).
10.5	$2,500,000,000 364-Day Revolving Credit Agreement, dated as of October 13, 2006, among the Company, CitiCorp USA, Inc., as Administrative Agent, and the other financial institutions listed therein (filed as an exhibit to Form 8-K event date October 18, 2006 and incorporated herein by reference).
12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.
23	Consent of PricewaterhouseCoopers LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman of the Board and Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice Chairman, Chief Financial Officer and Chief Accounting Officer.
32.1	Certification under 18 U.S.C., Section 1350.

Report of Independent Registered Public Accounting Firm

To The Shareholders and Board of Directors
of International Lease Finance Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the consolidated financial position of International Lease Finance Corporation and its subsidiaries (the “Company”) at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Los Angeles, California

March 9, 2007

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	December 31,
	2006	2005

ASSETS
Cash, including interest bearing accounts of $154,812 (2006) and $155,953 (2005)	$157,120	$157,960
Current income taxes	448,343	148,399
Notes receivable, net of allowance	148,558	181,951
Net investment in finance and sales-type leases	283,386	308,471

Flight equipment under operating leases	47,200,028	42,067,504
Less accumulated depreciation	8,724,079	7,318,572

	38,475,949	34,748,932
Deposits on flight equipment purchases	1,077,444	1,148,462
Lease receivables and other assets	476,670	310,748
Derivative assets	738,620	293,576
Variable interest entities assets	124,734	138,277
Deferred debt issue costs — less accumulated amortization of $83,977 (2006) and $65,377 (2005)	104,704	93,551

	$42,035,528	$37,530,327

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued interest and other payables	$417,424	$366,845
Tax benefit sharing payable to AIG	245,000	245,000
Debt financing, net of deferred debt discount of $33,105 (2006) and $38,882 (2005)	27,860,242	25,104,165
Subordinated debt	1,000,000	1,000,000
Foreign currency adjustment	677,402	197,074
Derivative liabilities	—	49,549
Security deposits on aircraft, overhauls and other	1,281,833	1,071,676
Rentals received in advance	223,313	187,957
Deferred income taxes	3,747,141	3,070,302
Variable interest entities liabilities	8,175	65,197
Commitments and contingencies — Note J
SHAREHOLDERS’ EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B (2006 and 2005), each series having 500 shares issued and outstanding	100,000	100,000
Common stock — no par value; 100,000,000 authorized shares, 45,267,723 shares issued and outstanding	1,053,582	1,053,582
Paid-in capital	591,757	587,484
Accumulated other comprehensive income (loss)	2,718	66,401
Retained earnings	4,826,941	4,365,095

Total shareholders’ equity	6,574,998	6,172,562

	$42,035,528	$37,530,327

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

	Years Ended December 31,
	2006	2005	2004

REVENUES:
Rental of flight equipment	$3,984,948	$3,482,210	$2,955,524
Flight equipment marketing	71,445	66,737	77,664
Flight equipment marketing — securitization	—	—	32,854
Interest and other	86,304	61,426	93,844

	4,142,697	3,610,373	3,159,886

EXPENSES:
Interest	1,469,650	1,164,432	936,517
Income effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	(49,709)	(46,095)	6,010
Depreciation of flight equipment	1,570,296	1,372,103	1,214,048
Provision for overhauls	249,181	260,008	164,322
Flight equipment rent	18,968	—	—
Selling, general and administrative	148,097	135,757	116,956
Other expenses	20,107	49,985	53,926

	3,426,590	2,936,190	2,491,779

INCOME BEFORE INCOME TAXES	716,107	674,183	668,107
Provision for income taxes	216,840	235,834	206,101

NET INCOME	$499,267	$438,349	$462,006

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

	Market Auction					Accumulated
	Preferred Stock		Common Stock			Other
	Number		Number			Comprehensive
	of		of		Paid-in	Income	Retained
	Shares	Amount	Shares	Amount	Capital	(Loss)	Earnings	Total

Balance at December 31, 2003	1,000	$100,000	42,198,119	$653,582	$579,955	$(27,928)	$3,550,895	$4,856,504
Common stock dividends							(35,500)	(35,500)
Preferred stock dividends							(3,826)	(3,826)
Comprehensive Income:
Net income							462,006	462,006
Other comprehensive income:
Cash flow derivative transactions (net of tax of $25,786)						47,887		47,887
Change in unrealized appreciation securities available-for-sale (net of tax of $1,543)						2,866		2,866

Comprehensive Income								512,759

Balance at December 31, 2004	1,000	100,000	42,198,119	653,582	579,955	22,825	3,973,575	5,329,937
Issuance of common stock			3,069,604	400,000				400,000
Common stock dividends							(37,000)	(37,000)
Preferred stock dividends							(4,650)	(4,650)
Comprehensive income:
Net income							438,349	438,349
Other comprehensive income
Cash flow derivative transactions (net of tax of $24,323)						45,172		45,172
Change in unrealized appreciation securities available-for-sale (net of tax of ($859))						(1,596)		(1,596)

Comprehensive income:								481,925
Other(a)					7,529		(5,179)	2,350

Balance at December 31, 2005	1,000	100,000	45,267,723	1,053,582	587,484	66,401	4,365,095	6,172,562
Common stock dividends							(32,000)	(32,000)
Preferred stock dividends							(5,421)	(5,421)
Comprehensive income:
Net income							499,267	499,267
Other comprehensive income
Cash flow derivative transactions (net of tax of ($33,858))						(62,879)		(62,879)
Change in unrealized appreciation securities available-for-sale (net of tax of ($433))						(804)		(804)

Comprehensive income								435,584
Other(a)					4,273			4,273

Balance at December 31, 2006	1,000	$100,000	45,267,723	$1,053,582	$591,757	$2,718	$4,826,941	$6,574,998

(a)	In March 2005, we adjusted Retained Earnings and Paid-in Capital by $5,179 for certain prior period compensation costs related to an incentive plan of AIG. See Note B of Notes to Consolidated Financial Statements. We recorded an additional $2,350 in Paid-in Capital during 2005 and $673 during 2006 for compensation expenses related to the same incentive plan. In 2006 we recorded an additional $3,600 related to expenses paid by AIG on behalf of us.

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2006	2005	2004

OPERATING ACTIVITIES:
Net income	$499,267	$438,349	$462,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	1,570,296	1,372,103	1,214,048
Deferred income taxes	711,129	416,721	249,331
Change in fair value of derivative instruments	(591,331)	683,004	(443,174)
Foreign currency adjustment of cash and non-US$ denominated debt	577,431	(692,981)	393,902
Amortization of deferred debt issue costs	30,558	22,692	26,162
Losses related to customer bankruptcy	—	—	53,926
Other	(9,114)	6,118	(10,724)
Changes in operating assets and liabilities:
Decrease (increase) in notes receivable	35,032	20,585	(32,104)
(Increase) decrease in lease receivables and other assets	(8,921)	112,022	253,852
(Decrease) increase in accrued interest and other payables	(2,323)	96,880	11,961
Increase in current income taxes	(299,944)	(141,892)	(24,474)
Increase in tax benefit sharing payable to AIG	—	—	245,000
Increase in rentals received in advance	35,356	27,079	14,007
Change in unamortized debt discount	5,777	(9,380)	(5,181)

Net cash provided by operating activities	2,553,213	2,351,300	2,408,538

INVESTING ACTIVITIES:
Acquisition of flight equipment for operating leases	(6,093,934)	(6,276,420)	(5,007,201)
Acquisition of flight equipment for finance leases	—	—	(43,247)
Decrease in deposits and progress payments	71,018	101,706	4,906
Proceeds from disposal of flight equipment — net of gain	690,086	454,512	1,355,422
Advance on notes receivable	(48,616)	(39,100)	(80,750)
Collections on notes receivable	63,890	25,035	46,793
Collections on finance and sales-type leases (net of income amortized)	25,085	29,163	14,393
Other	(12,464)	7,709	1,188

Net cash used in investing activities	(5,304,935)	(5,697,395)	(3,708,496)

FINANCING ACTIVITIES:
Issuance of common stock	—	400,000	—
Net change in commercial paper	132,238	(49,839)	1,099,290
Proceeds from debt financing	6,406,169	7,421,098	4,311,742
Payments in reduction of debt financing	(3,896,007)	(4,451,706)	(4,082,998)
Debt issue costs	(41,711)	(56,577)	(33,964)
Payment of common and preferred dividends	(37,421)	(41,650)	(39,326)
Increase in customer deposits	176,816	195,086	32,676

Net cash provided by financing activities	2,740,084	3,416,412	1,287,420

Net (decrease) increase in cash	(11,638)	70,317	(12,538)
Effect of exchange rate changes on cash	10,798	(12,104)	10,044
Cash at beginning of year	157,960	99,747	102,241

Cash at end of year	$157,120	$157,960	$99,747

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2006	2005	2004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest (net of amount capitalized $48,038 (2006), $54,097 (2005) and $48,390 (2004))	$1,370,472	$1,101,409	$945,991
Income taxes, net	(194,346)	(38,994)	(263,757)

2006:
Notes in the amount of $6,000 were received as partial payment for flight equipment sold with a net book value of $63,665.
Certain payments from aircraft and engine manufacturers in the amount of $100,535 reduced the basis of Flight equipment and increased Lease receivables and other assets.
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
Certain payments from aircraft and engine manufacturers in the amount of $161,648 reduced the basis of Flight equipment under operating leases and increased Lease receivables and other assets.
2004:
One aircraft was received for investment in finance leases and notes receivables in the amount of $23,456.
Notes in the amount of $2,700 were received as partial payment in exchange for flight equipment sold with a net book value of $30,000.
A note in the amount of $4,500 was used towards a purchase of an aircraft.
Certain payments from aircraft and engine manufacturers in the amount of $147,065 reduced the basis of Flight equipment for operating leases and increased Lease receivables and other assets.

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

Principles of Consolidation:  The accompanying consolidated financial statements include our accounts, accounts of all other entities in which we have a controlling financial interest, as well as accounts of variable interest entities in which we are the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46(R) “Consolidation of Variable Interest Entities” (“FIN 46(R)”). Investments in equity securities in which we have more than a 20% interest, but do not have a controlling interest and are not the primary beneficiary, are carried under the equity method of accounting. Investments in which we have less than a 20% interest are carried at cost.

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

Our financial statements include the following related party charges (income) recorded for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004

Allocation of corporate costs from AIG	$7,507	$8,050	$3,029
Management services paid to AIG	643	587	550
Management fees received from trusts consolidated by AIG	(9,618)	(9,833)	(10,209)

Lease receivables and other assets included $444 and $34 for the years ended December 31, 2006 and 2005, respectively, related to the management of those aircraft.

Lease Revenue:  We lease flight equipment principally under operating leases and report rental income ratably over the life of the lease. The difference between the rental income recorded and the cash received under the provisions of the lease is included in “Lease receivables and other assets” on the Consolidated Balance Sheets. Past-due rentals are recognized on the basis of management’s assessment of collectibility. In certain cases, leases provide for additional rentals based on usage. The usage may be calculated based on hourly usage or on the number of cycles operated, depending on the lease contract. A cycle is defined as one take-off and landing. The lessee typically reports the usage to us monthly.

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

Foreign Currency:  Cash balances denominated in foreign currencies are translated into USD using the exchange rates at the balance sheet date. Foreign currency transaction gains or losses are recognized in the period incurred and are included in “Interest and other” on the Consolidated Statements of Income.

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

Derivative Financial Instruments:  In the normal course of business, we utilize derivative financial instruments to manage our exposure to interest rate risks and foreign currency risks. We account for derivatives in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). All derivatives are carried at fair value. We obtain our market values on a quarterly basis from AIG Financial Products Corporation (“AIGFP”), a related party. We apply either fair value or cash flow hedge accounting when transactions meet specified criteria for hedge accounting treatment. If the derivative does not qualify for hedge accounting, the gain or loss is immediately recognized in earnings. If the derivative qualifies for hedge accounting and is designated and documented as a hedge, the gain or loss on the mark-to-market of the derivative is either recognized in income along with the change in market value of the item being hedged for fair value hedges, or deferred in Accumulated other comprehensive income (“AOCI”) to the extent the hedge is effective for cash flow hedges. Cash flows paid and received on all derivative instruments are recorded in interest expense. We reclassify final settlements on derivative instruments to financing activities in our Consolidated Statements of Cash Flow.

We formally document all relationships between hedging instruments and hedged items at inception of the hedge, as well as risk management objectives and strategies for undertaking various hedge transactions. This includes linking all derivatives that are designated as fair value, cash flow, or foreign currency hedges to specific assets or liabilities on the balance sheet. We also assess (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flow of hedged items and whether those derivatives may be expected to remain highly effective in future periods. For certain types of hedge relationships meeting specific criteria, SFAS 133 allows a “shortcut” method, which provides for an assumption of zero ineffectiveness. Under this method, the periodic assessment of effectiveness is not required. Our use of this method is limited to interest rate swaps that hedge certain borrowings. When the “short-cut” method is not allowed, we use the “hypothetical derivative method” when we assess the ineffectiveness. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, we discontinue hedge accounting, as discussed below.

We discontinue hedge accounting prospectively when (1) we determine that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; or (3) management determines that designating the derivative as a hedging instrument is no longer appropriate.

In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings. The remaining balance in AOCI at the time we discontinue hedge accounting is amortized into income over the remaining life of the derivative contract.

Variable Interest Entities: We consolidate variable interest entities in accordance with FIN 46(R). The variable interest entities that we consolidate consist of ten entities, to which we have sold aircraft and we have determined we are the primary beneficiary. The entities are owned by third parties and we provided financing or

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note A — Summary of Significant Accounting Policies (Continued)

guaranteed third party financing to those entities. Each of the entities owns one aircraft each. The financing agreements are collateralized by the aircraft. Assets in the amount of $124,734 and $138,277 and liabilities in the amount of $8,175 and $65,197 are included in our 2006 and 2005 Consolidated Balance Sheets and net expenses (revenues) in the amounts of $7,500, $(1,777) and $4,093 are included in our Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Guarantees: We account for guarantees in accordance with FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” The fair value of guarantees entered into after December 31, 2002 are included in “Accrued interest and other payables” on the 2006 and 2005 Consolidated Balance Sheets.

Income Taxes:  We are included in the consolidated federal income tax return of AIG. Our provision for federal income taxes is calculated, on a separate return basis adjusted to give recognition to the effects of net operating losses, foreign tax credits and the benefit of the Foreign Sales Corporation (“FSC”) and Extraterritorial Income Exclusion (“ETI”) provisions of the Internal Revenue Code to the extent they are currently realizable in AIG’s consolidated return. Income tax payments are made pursuant to a tax payment allocation agreement whereby AIG credits or charges us for the corresponding increase or decrease (not to exceed the separate return basis calculation) in AIG’s current taxes resulting from our inclusion in AIG’s consolidated tax return. Intercompany payments are made when such taxes are due or tax benefits are realized by AIG.

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

We calculate our provision using the asset and liability approach in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. This method gives consideration to the future tax consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on currently enacted tax rates. Deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Current income taxes on the balance sheet principally represent amounts receivable or payable from/to AIG under the tax sharing agreements. Interest and penalties, when applicable, is included in the provision for income taxes.

Stock-based Compensation: In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”). This standard is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R requires all share-based payments to employees, including grants of employee stock options to be recognized in the financial statements based on their fair values. The cost will be recognized over the period during which an employee is required to provide service in exchange for the options. We participate in AIG’s share-based payment programs. Effective January 1, 2006, AIG adopted SFAS 123R using the modified prospective application method. This method provides for the recognition of the fair value with respect to share-based compensation for shares subscribed for or granted on or after January 1, 2006, and all previously granted but unvested awards as of January 1, 2006, and they allocate our share of the calculated costs to us. AIG’s

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note A — Summary of Significant Accounting Policies (Continued)

adoption of SFAS 123R and its related interpretive guidance on January 1, 2006, did not have a material effect on our financial condition, results of operations, or cash flows. See Note I of Notes to Consolidated Financial Statements.

Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications:  Certain amounts have been reclassified in the 2005 and 2004 financial statements to conform to our 2006 presentation.

New Accounting Pronouncements:  In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). The standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurement that require or permit fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007, January 1, 2008 for us. We do not believe that adoption of this statement will have a material impact on our financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, January 1, 2007 for us. We do not expect the implementation of FIN 48 to be material to our financial position, results of operations or cash flows.

In September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1, Accounting for Planned Major Maintenance Activities. The FSP addresses the accounting for planned major maintenance activities and amends AICPA Industry Audit Guide, Audits of Airlines, and APB Opinion No. 28, Interim Financial Reporting. The FSP prohibits the use of the accrue-in-advance method of accounting for planned major activities. The FSP is effective for fiscal years beginning after December 15, 2006, January 2007 for us. The adoption of the FSP will have no effect on our financial position, results of operations or cash flows.

In April 2006, the FASB issued FSP FIN 46(R)-6, Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R) (“FIN 46(R)-6” or “FSP”). The FSP affects the identification of which entities are variable interest entities (VIEs) through a “by design” approach in identifying and measuring the variable interest of the VIE and its primary beneficiary. The requirements became effective in the third quarter of 2006 and are to be applied to all new VIEs with which ILFC becomes involved. The new requirements need not to be applied to entities that have previously been analyzed under FIN 46(R) unless a reconsideration event occurs. The adoption of this guidance did not have any effect on ILFC’s consolidated financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). This standard covers an employer’s accounting for defined benefit postretirement plans sponsored for employees and requires that an employer that sponsors one of more defined benefit pension or other postretirement plans recognize an asset or liability for the overfunded or underfunded status of the defined benefit postretirement plan. Further, employers will record all unrecognized prior service costs and credits and unrecognized actuarial gains and losses in Accumulated other comprehensive income, net of tax. Amounts recognized in Accumulated other comprehensive income will be adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

the recognition and amortization provisions of SFAS 87 and 106. Prior period financial statements will not be retroactively adjusted and the calculation of the annual expense is unchanged. The statement also requires an employer to measure plan assets and benefit obligations as of the date of the employer’s statement of financial position. SFAS 158 is effective for fiscal years ending after December 31, 2006, January 1, 2007 for us. Our employees participate in various benefit plans sponsored by AIG, including a noncontributory qualified defined benefit retirement plan, and post retirement health and welfare plans. Related plan expenses are allocated to the Company by AIG. AIG’s adoption of this guidance will not have a material effect on ILFC’s consolidated financial condition, results of operations or cash flows.

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to chose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. FAS 159 also establish presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing the effect of implementing this guidance, which depends on the nature and extent of items elected to be measured at fair value, upon initial application of the standard on January 1, 2008.

Note B — Notes Receivable

Notes receivable are primarily from the sale of flight equipment and are summarized as follows:

	2006	2005

Fixed rate notes receivable due in varying installments to 2025:
Below 6.00%	$24,773	$34,866
6% to 7.99%	1,737	970
8% to 9.99%	2,269	919
LIBOR based notes with spreads ranging from .5% to 3.3%	119,779	145,196

	$148,558	$181,951

Included above are notes receivable representing restructured lease payments (net of allowance) of $0 and $23,065 at December 31, 2006 and 2005. Included in the 2005 balance are $18,150 receivables from lessees who had filed for bankruptcy protection. The notes were subsequently written off and charged to Other expenses or paid.

At December 31, 2006, the minimum future payments on notes receivable are as follows:

2007	$16,054
2008	17,550
2009	23,667
2010(a)	58,350
2011	19,211
Thereafter	13,726

$148,558

(a)	Includes a balloon payment for a note related to a sale of flight equipment.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note C — Net Investment in Finance and Sales-type Leases

The following lists the components of the net investment in finance and sales-type leases:

	December 31,	December 31,
	2006	2005

Total lease payments to be received	$369,624	$414,283
Estimated residual values of leased flight equipment (unguaranteed)	135,039	135,039
Less: Unearned income	(221,277)	(240,851)

Net investment in finance and sales-type leases	$283,386	$308,471

At December 31, 2006, minimum future lease payments on finance and sales-type leases are as follows:

2007	$34,759
2008	35,352
2009	31,904
2010	30,404
2011	29,904
Thereafter	207,301

Total minimum lease payments to be received	$369,624

Note D — Debt Financing

Debt financing is comprised of the following:

	2006	2005

Commercial Paper	$2,757,647	$2,625,409
Public Bonds and Medium-Term Notes	21,317,011	18,503,065
Bank Term Debt	3,818,688	4,014,573
Junior Subordinated Debt	1,000,000	1,000,000
Less: Deferred Debt Discount	(33,104)	(38,882)

	$28,860,242	$26,104,165

The above amounts represent the anticipated settlement of our outstanding debt obligations. Certain adjustments required to present currently outstanding debt obligations have been recorded and presented separately on the face of the balance sheet, including adjustments related to foreign currency and interest rate hedging activities.

  Commercial Paper

We have a $6,000,000 Commercial Paper Program. Under this program, we may borrow in minimum increments of $100 for a period from one day to 270 days. The weighted average interest rate of our outstanding commercial paper was 5.30% and 4.17% at December 31, 2006 and 2005, respectively.

  Bank Commitments

At December 31, 2006 we had committed revolving credit agreements with 35 banks aggregating $6,500,000, consisting of a $2,000,000 five-year tranche that expires in October of 2009, a $2,000,000 five-year tranche that expires in October of 2010 and a $2,500,000 five-year tranche that expires in October 2011. These revolving credit facilities provide for interest rates that vary according to the pricing option in effect at the time of borrowing. Pricing

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note D — Debt Financing (Continued)

options include prime, a range from .25% over LIBOR to 1.85% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The revolving credit facilities are subject to facility fees of .10% of amounts available. This financing is used as backup for our maturing debt and other obligations. We had not drawn any funds under our committed revolving credit facilities at December 31, 2006 and 2005, respectively.

  Public Bonds and Medium-Term Notes

As of December 31, 2006, we had two effective U.S. shelf registration statements and a Euro Medium-Term Note Programme:

	Maximum	Issued as of
	Offering	December 31, 2006

Registration statement dated August 16, 2006 (including $5.0 billion Medium-Term Note Program)	Unlimited	$1,900,000
Registration statement dated December 20, 2002 (including $2.88 billion Medium-Term Note program and $1.0 billion Retail Medium-Term Note Program)	$6,080,000	5,782,000
Euro Medium-Term Note Programme dated September 2006(a)	7,000,000	4,276,000

(a)	This is a perpetual program. As a bond issue matures, the principal amount of that bond becomes available for new issuances under the program.

We issue bonds and medium-term notes. At December 31, 2006, we had $21,317,011 outstanding with maturities ranging from 2007 to 2013 and interest rates ranging from 3.32% to 6.98%. At December 31, 2005, we had $18,503,065 outstanding with maturities ranging from 2006 to 2013 and interest rates ranging from 2.95% to 6.98%. The bonds and medium-term notes provide for a single principal payment at the maturity of the respective note and cannot be redeemed prior to maturity. At December 31, 2006 and 2005 we had floating rate notes aggregating $4,795,250 and $3,997,850 and the remainder were at fixed rates. To the extent deemed appropriate we enter into derivative transactions to manage our effective borrowing rates with respect to floating rate notes.

At December 2006 and 2005 bonds and medium-term notes included $4,331,448 and $4,978,700 notes issued under our $7,000,000 Euro Medium-Term Note Program (€3.35 billion and £300 million in 2006 and €3.95 billion and £300 million, in 2005). The program is perpetual. As a bond issue matures, the principal amount of that bond becomes available for new issuances under the program. We have eliminated the currency exposure arising from the notes by either economically hedging the notes through swaps or through the offset provided by operating lease payments denominated in Euros. We translate the debt into U.S. Dollars using current exchange rates prevailing at the balance sheet date. The foreign exchange adjustment for the foreign currency denominated notes was $677,402 and $197,074 at December 31, 2006 and 2005, respectively.

  Bank Term Debt

In January 1999, we entered into an Export Credit Facility for up to a maximum of $4,327,260, for up to 75 aircraft to be delivered from 1999 through 2001. We had the right, but were not required, to use the facility to fund 85% of each aircraft’s purchase price. This facility is guaranteed by various European Export Credit Agencies. The interest rates varies from 5.753% to 5.898% depending on the delivery date of the aircraft. We financed 62 aircraft using approximately $2,800,000 and at December 31, 2006 and 2005, $948,098 and $1,232,272 was outstanding under this facility. We have collateralized the debt by a pledge of the shares of a subsidiary which holds title to the aircraft financed under this facility. The flight equipment associated with the obligations, included in “Flight

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note D — Debt Financing (Continued)

equipment under operating leases” on the Consolidated Balance Sheets, had a net book value of $2,635,678 and $2,806,541 at December 31, 2006 and 2005, respectively.

In May 2004, we entered into an Export Credit Facility for up to a maximum of $3,643,660, for Airbus aircraft to be delivered through May 2007. At December 2006, 31 aircraft were financed under the facility. The facility was used to fund 85% of each aircraft’s purchase price. This facility became available as the various European Export Credit Agencies provided their guarantees for aircraft based on a six-month forward-looking calendar. The financing is for a ten-year fully amortizing loan per aircraft at an interest rate determined through a bid process. We have collateralized the debt by a pledge of the shares of a subsidiary which holds title to the aircraft financed under this facility. At December 31, 2006 and 2005, we had $1,711,840 and $1,383,551 outstanding under this facility.

We have entered into funded bank financing agreements. At December 2006 and 2005 we had totals of $1,158,750 and $1,398,750 outstanding with varying maturities through 2012. One tranche of one of the loans totaling $410,000 was funded in Japanese yen and swapped to U.S. Dollars. The tranche had matured at December 31, 2006. The interest rates are LIBOR based with spreads ranging from .300% to 1.625% at December 31, 2006.

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

Maturities of debt financing (excluding commercial paper and deferred debt discount) at December 31, 2006 are as follows:

2007	$4,104,151
2008	4,371,948
2009	4,046,133
2010	3,884,550
2011	3,875,090
Thereafter	5,853,827

$26,135,699

  Other

Under the most restrictive provisions of the related borrowings, consolidated retained earnings at December 31, 2006 in the amount of $1,788,139 are unrestricted as to payment of dividends based on consolidated tangible net worth requirements.

We have entered into various debt and derivative transactions with AIGFP. We executed $2,787,156 notional amount of derivative instruments with AIGFP during 2005. We did not enter into any derivative transactions during 2006. See Note K — Derivative Financial Instruments.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note E — Shareholders’ Equity

  Market Auction Preferred Stock

The Market Auction Preferred Stock (“MAPS”) have a liquidation value of $100 per share and are not convertible. The dividend rate, other than the initial rate, for each dividend period for each series is reset approximately every seven weeks (49 days) on the basis of orders placed in an auction. During 2006 we extended each of the MAPS dividend periods for three years. At December 31, 2006, the dividend rate for Series A was 4.70% and for Series B MAPS was 5.59%.

  Common Stock

On August 11, 2005, we issued 3,069,604 shares of common stock to an existing shareholder for $400,000.

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

At December 31, 2006 and 2005, the Company’s accumulated other comprehensive income (loss) consisted of the following:

	2006	2005

Cumulative unrealized gain related to cash flow hedges, net of tax	$2,252	$65,131
Cumulative unrealized gain related to securities available for sale, net of tax	466	1,270

Total accumulated other comprehensive income (loss)	$2,718	$66,401

Note F — Rental Income
Minimum future rentals on non-cancelable operating leases and subleases of flight equipment which have been delivered at December 31, 2006 are shown below. This does not include the rentals to be received from lessees as a result of payments made to them directly by the aircraft manufacturers.

Year Ended

2007	3,663,022
2008	3,219,862
2009	2,681,690
2010	2,271,511
2011	1,799,676
Thereafter	4,011,380

$17,647,141

Additional rentals we earned based on the lessees’ usage aggregated $538,655 in 2006, $488,644 in 2005, and $368,264 in 2004. Flight equipment is leased, under operating leases, with remaining terms ranging from one to 13 years.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note G — Income Taxes
The provision (benefit) for income taxes is comprised of the following:

	2006	2005	2004
Current:
Federal(a)	$(491,664)	$(180,243)	$(43,912)
State	(3,472)	(1,461)	7
Foreign	847	818	675

	(494,289)	(180,886)	(43,230)
Deferred(b):
Federal	700,614	417,344	244,212
State(c)	10,515	(624)	5,119

	711,129	416,720	249,331

	$216,840	$235,834	$206,101

(a)	Including U.S. tax on foreign income.

(b)	Deferred taxes were also provided (charged) to other comprehensive income of $34,291, $(23,464), and $(27,329) for the years ended December 31, 2006, 2005, and 2004, respectively.

(c)	Includes a charge of $1,275 in 2006 and a benefit of $6,027 in 2005 for revaluation of state deferred taxes as a result of a change in our California apportionment factor.

The net deferred tax liability consists of the following deferred tax liabilities (assets):

	2006	2005
Deferred Tax Liabilities

Accelerated depreciation on flight equipment	$3,943,544	$3,207,552
Indirect payment from manufacturers	—	30,107
Straight line rents	19,598	20,474
Other comprehensive income	1,464	35,755
Investments	4,805	—

Total Deferred Tax Liabilities	$3,969,411	$3,293,888

Deferred Tax Assets
Excess of state income taxes not currently deductible	$(13,870)	$(11,419)
Provision for overhauls	(86,967)	(50,326)
Capitalized overhauls	(28,295)	(32,615)
Rent received in advance	(40,679)	(74,334)
Investments	—	(5,316)
Derivatives	(267)	(11,272)
Accruals and reserves	(39,761)	(31,792)
Other	(12,431)	(6,512)

Total Deferred Tax Assets	(222,270)	(223,586)

Net Deferred Tax Liability	$3,747,141	$3,070,302

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note G — Income Taxes (Continued)

A reconciliation of the computed expected total provision for income taxes to the amount recorded is as follows:

	2006	2005	2004

Computed expected provision @ 35%	$250,638	$235,964	$233,838
State income tax, net of Federal	4,578	(1,355)	3,332
FSC and ETI benefit	(46,744)	(36,338)	(30,979)
Foreign Taxes	849	976	721
Audit Adjustments (a)	6,502	24,770	—
Other	1,017	11,817	(811)

Provision for Income Taxes	$216,840	$235,834	$206,101

(a)	During the fourth quarter of 2005, we were advised of certain IRS and other adjustments identified in the U.S. Consolidated AIG tax return which were attributable to our operations. Under our tax sharing arrangement, we were charged for the effect of the adjustments and the related interest attributable to our operations.

We have certain foreign subsidiaries which are treated as branches for U.S. income tax purposes. We have not provided any foreign deferred tax liabilities with respect to these foreign branch operations, as any future foreign tax attributable to these foreign branch operations will be offset by fully realizable foreign tax credits.

In October 2004, Congress passed the American Jobs Creation Act of 2004, repealing the corporate export tax benefits under the ETI, after the World Trade Organization (“WTO”) ruled the export subsidies were illegal. Under the act, ETI export tax benefits for corporations would be phased out in 2005 and 2006 for certain transactions. On January 26, 2006, the WTO ruled the American Jobs Creation Act fails to fully implement the recommendations from the Dispute Settlement Body as long as it includes transitional and grandfathering measures. A memo released by the Internal Revenue Service (“IRS”) in January 2007 indicates that some contracts may be grandfathered. However, the memo notes that it cannot be relied upon and there has been no other published announcement by the IRS as to whether benefits for some contracts may continue after 2006. We expect our effective tax rate to rise to a rate consistent with the expected statutory rate as these benefits cease to exist.

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

Note H — Other Information

  Concentration of Credit Risk

We lease and sell aircraft to airlines and others throughout the world. The lease and notes receivables are from entities located throughout the world. We generally obtain deposits on leases and obtain collateral in flight equipment on notes receivable. We had one customer (an operator with its own operating certificate), Air France (lease revenues of approximately $364,600 or 10.5% in 2005 and $309,500 or 10.5% in 2004), which accounted for 10% or more of Rental of flight equipment revenue. No single customer accounted for more than 10% of total revenues in 2006.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note H — Other Information (Continued)

2006 revenues from rentals of flight equipment includes $31,727 (0.8% of total revenue) from lessees who have filed for bankruptcy protection.

  Segment Information

We operate within one industry: the leasing, sales and management of flight equipment.

Revenues include rentals of flight equipment to foreign airlines of $3,604,495 in 2006, $3,095,612 in 2005, and $2,662,182 in 2004. Lease revenues from the rental of flight equipment have been reduced by payments received by our customers from the aircraft and engine manufacturers.

The following table sets forth the dollar amount and percentage of total rental revenues attributable to the indicated geographic areas based on each airline’s principal place of business for the years indicated:

	2006		2005		2004
	Amount	%	Amount	%	Amount	%

Europe	$1,837,454	46.1%	$1,693,235	48.5%	$1,432,441	48.5%
Asia/Pacific	1,011,655	25.4	761,673	21.9	689,201	23.3
United States and Canada	496,225	12.4	479,219	13.8	382,090	12.9
Africa and the Middle East	388,750	9.8	294,416	8.5	243,170	8.2
Central, South America and Mexico	250,864	6.3	253,667	7.3	208,622	7.1

	$3,984,948	100%	$3,482,210	100%	$2,955,524	100%

The following table sets forth revenue attributable to individual countries represent at least 10% of total revenue in any year based on each airline’s principal place of business for the years indicated:

	2006		2005		2004
	Amount	%	Amount	%	Amount	%

China	$563,299	14.1%	$410,310	11.8%	$357,512	12.1%
France	456,674	11.5	442,272	12.7	351,394	11.9
United States	380,453	9.5	386,598	11.1	236,353	8.0

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

  Transaction with Affiliate

We purchased an aircraft from an affiliate in 2006 for fair market value determined by an independent appraiser.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note I — Employee Benefit Plans

Our employees participate in various benefit plans sponsored by AIG, including a noncontributory qualified defined benefit retirement plan, a voluntary savings plan (401(k) plan) and various stock based and other compensation plans.

  Pension Plans

Pension plan and 401(k) plan expenses allocated to us by AIG was $2,708 for 2006, $2,245 for 2005, and $2,048 for 2004, and are included in “Selling, general and administrative” on our Consolidated Statements of Income.

AIG’s U.S. plans do not separately identify projected benefit obligations and plan assets attributable to employees of participating affiliates. AIG’s projected benefit obligations exceeded the plan assets at December 31, 2006 by $318,700.

  Stock-Based and Other Compensation Plans

At December 31, 2006, our employees participated in the following stock-based and other compensation plans:

•	AIG 1999 Stock Option Plan

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

•	AIG 2002 Stock Incentive Plan

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

•	AIG 1996 Employee Stock Purchase Plan

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

•	SICO Deferred Compensation Profit Participating Plans

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

•	AIG 2005-2006 Deferred Compensation Profit Participation Plan (“AIG DCPPP”)

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

•	ILFC Long-Term Incentive Plan

Senior ILFC employees participate in the ILFC Long-Term Incentive Plan, which is a plan independent of AIG. At the time of the grant employees receive a cash award. The pay-out of the cash award will vary depending on the performance of ILFC during the vesting period. The performance period is three years. The grant is forfeited at termination of employment.

Effective January 1, 2006, AIG adopted the fair value recognition provision of SFAS 123R, “Share-Based Payment.” Under SFAS 123R, we recorded compensation expenses of $3,637 for the year ended December 31, 2006, for our participation in AIG’s share-based payment programs and $1,161 for our deferred compensation and long-term incentive plans. Under SFAS 123, we recorded compensation expenses of $3,247 for our participation in AIG’s share-based payment programs and income of $3,009 for our deferred compensation plan for the year ended December 31, 2005.

Note J — Commitments and Contingencies

  Aircraft Orders

At December 31, 2006, we had committed to purchase 254 new aircraft, including two options that were exercised in 2007, scheduled to deliver from 2007 through 2015 at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $19,042,000 subject to a reduction due to any cancellations. All of these purchase commitments to purchase new aircraft are based upon master agreements with each of The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”).

The Boeing aircraft (models 737, 747, 777 and 787), and the Airbus aircraft (models A318, A319, A320, A321, A330, A340, A350 and A380) are being purchased pursuant to agreements executed by us and Boeing or Airbus. These agreements establish the pricing formulas (which include certain price adjustments based upon inflation and other factors) and various other terms with respect to the purchase of aircraft. Under certain circumstances, we have the right to alter the mix of aircraft type ultimately acquired. As of December 31, 2006, we had made non-refundable deposits (exclusive of capitalized interest) on the aircraft which we have committed to purchase of approximately $455,000 and $460,000 with Boeing and Airbus, respectively.

Management anticipates that a portion of the aggregate purchase price for the acquisition of aircraft will be funded by incurring additional debt. The exact amount of the indebtedness to be incurred will depend upon the actual purchase price of the aircraft, which can vary due to a number of factors, including inflation, and the percentage of the purchase price of the aircraft which must be financed.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note J — Commitments and Contingencies (Continued)

  Asset Value Guarantees

We have guaranteed a portion of the residual value of 22 aircraft to financial institutions. These guarantees expire at various dates through 2014 and generally provide for us to pay the difference between the fair market value of the aircraft and the guaranteed value up to certain specified amounts, or, at our option, purchase the aircraft for the guaranteed value. At December 31, 2006, the maximum exposure if we were to pay under such guarantees was $125,596 for the 22 aircraft. In addition, we have written put options for 11 aircraft in the amount of $343,550. Management regularly reviews the underlying values of the collateral aircraft, to determine the exposure under these guarantees and options. A $600, $8,500 and $5,600 loss related to certain exercised put options is included in interest and other on our Consolidated Statements of Income for the years ended December 31, 2006, 2005, and 2004, respectively. We have adopted FIN 45 for guarantees entered into after December 31, 2002. Guarantees in the amounts of $11,041 and $10,037 are included in “Accrued interest and other payables” on our Consolidated Balance Sheets at December 31, 2006 and 2005, respectively.

  Other Guarantees

We had guaranteed loans at December 31, 2006, collateralized by aircraft. As a result of our adoption of FIN 46, we consolidate all but one of the entities with loan guarantees collateralized by aircraft. Assets in the amount of $124,735 and $138,277 and liabilities in the amount of $8,175 and $65,197 related to these entities are included in our Consolidated Balance Sheets at December 31, 2006 and 2005, respectively. The loan balance of the entity that is not consolidated was $35,517 and $39,232 at December 31, 2006 and 2005, respectively.

We had guaranteed obligations to ATA in connection with a global aircraft lease transaction entered into in 2000 for a total of 14 aircraft. In 2004, we recorded a charge to income in the amount of $25,026 related to the guarantee after ATA filed for bankruptcy on October 26, 2004. The liability is in the form of a derivative to which we became a counterparty. Net payments made/received were recorded in income and the derivative was reported in our 2005 Consolidated Balance Sheet at fair value. We terminated the derivative in 2006.

  Stand by Lines of Credit

We have extended unsecured lines of credit to two entities in the amount of $60,000. At December 31, 2006, one of the entities had drawn $10,000 on its unsecured line of credit. The amount is included in “Notes receivable” on our Consolidated Balance Sheets.

  Leases

We have operating leases for office space and office equipment extending through 2015. Rent expense was $9,359 in 2006, $9,333 in 2005, and $13,216 in 2004. Commitments for minimum rentals under the noncancelable leases at the end of 2004 are as follows:

2007	$8,956
2008	9,303
2009	9,594
2010	9,969
2011	10,367
Thereafter	37,207

Total	$85,396

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note J — Commitments and Contingencies (Continued)

  Contingencies

On June 9, 2006, the Supreme Court of Canada ruled in favor of various Canadian airport authorities and NAV Canada against aircraft owners of Canada 3000’s (“C3”) fleet, for charges incurred but not paid by C3 prior to its bankruptcy in November 2001. We posted letters of credit of approximately CAD$10.0 million which constituted about 110% of the amount which had been allocated to the ILFC owned and managed aircraft to cover navigation and landing charges and related costs. A charge in the amount of $9,100 related to the matter is included in Selling, general and administrative in our 2006 Consolidated Statement of Income.

In connection with the January 3, 2004 crash of our 737-300 aircraft on lease to Flash Airlines in Egypt, lawsuits filed by the families of 122 of the 148 victims on the flight against us, Boeing, Honeywell International Inc and Parker-Hannifin Corporation in the Court of First Instance at Bobigny in France. These plaintiffs have also sued Flash Airlines and its insurer in the same French court. We believe we are adequately covered in all of these cases by the liability insurance policies carried by Flash Airlines and we have substantial defenses to the actions. We do not believe the outcome of these lawsuits will have a material effect on our liquidity, financial condition or results of operations.

Between December 2001 and March 2003, we restructured the ownership of aircraft in certain lease transactions in Australia. The Australian Tax Office (“ATO”) has investigated how the goods and services tax laws of Australia (“GST”) relate to these transactions. In September 2004, we filed a Summons in the Supreme Court of New South Wales seeking declaratory relief affirming our positions on the technical GST aspects of the restructurings. In April 2005, the ATO issued their final compliance report and assessments against both ILFC Australia (“ILFCA”) and Interlease Aircraft Trading (“IATC”), both wholly owned subsidiaries of ILFC and parties to the restructuring. The assessments were made for the full tax credits claimed, including penalties and interest against both parties. Our request for declaratory relief was dismissed as a result of the assessments issued. In November 2005, our appeal of the dismissal was denied. Management believes that there are substantial arguments in support of our position and we have appealed the assessments. In January 2006, the ATO began recovery proceedings against ILFCA to collect the outstanding assessments, and have initiated activities to stay the recovery proceeding and settle the matter. A charge in the amount of $38,275 is included in “Other expenses” in our 2005 Consolidated Statement of Income. In March 2006, we reached an agreement in principle to settle all outstanding matters with the ATO. The settlement approximates amounts accrued as of December 31, 2005.

We are also a party to various other claims and matters of litigation incidental to the normal course of our business. We believe that the final resolution of these matters will not have a material adverse effect on our financial position, cash flows or results of operations.

Note K — Derivative Financial Instruments

In the normal course of business, we employ a variety of derivative transactions with the objective of lowering our overall borrowing cost, maintaining an optimal mix of variable and fixed rate interest obligations and managing our foreign currency exchange rate risk. These derivative products include interest rate and currency swap agreements. We enter into derivative transactions only to economically hedge interest rate and currency risk and not to speculate on interest rates or currency fluctuation.

All derivatives are recognized on the balance sheet at their fair value and the change in fair value is recorded in income or accumulated other comprehensive income depending on the designation of the hedge. Where hedge accounting is not achieved pursuant to SFAS 133, the change in fair value of the derivative is recorded in income.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note K — Derivative Financial Instruments (Continued)

Total Notional amount of derivative instruments outstanding at December 31:

Currency	2006	2005
	(in thousands)

USD($)	$1,504,899	$1,897,241
EUR(€)	€3,310,000	€3,910,000
GBP(£)	£300,000	£300,000
JPY(¥)	¥—	¥48,298,000

Notional maturities of our derivative instruments at December 31, 2006 were as follows:

	Notional Amount
	(in thousands)
	USD	EUR	GPB

2007	$—	€460,000	£—
2008	—	1,250,000	—
2009	—	—	300,000
2010	300,000	600,000	—
2011	—	1,000,000	—
Thereafter	1,204,899	—	—

Total	$1,504,899	€3,310,000	£300,000

During the years ended December 31, 2006, 2005 and 2004, the Company recorded the following (income) loss in earnings in accordance with SFAS 133:

	2006	2005	2004

Changes in fair value of derivative instruments with no hedge accounting treatment under SFAS 133	$(284,027)	$191,631	$(369,371)
Offsetting changes in fair value of foreign denominated debt related to contracts with no hedge accounting treatment under SFAS 133	247,264	(240,344)	374,866
Changes in fair value of derivative instruments accounted for as fair value hedges	(47,731)	174,427	—
Offsetting changes in value of foreign denominated debt related to fair value hedges	47,288	(172,203)	—
Change in value of foreign denominated debt related to cash flow hedges	288,070	(285,166)	338,403
Offsetting reclassification to Accumulated Other Comprehensive Income of the change in value of foreign denominated debt related to cash flow hedges	(288,070)	285,166	(338,403)
Ineffectiveness of cash flow hedges	(8,534)	394	515
Amortization of Other Comprehensive Income and other adjustments related to derivative instruments de-designated from cash flow hedges	(3,969)	—	—

Total effect on earnings	$(49,709)	$(46,095)	$6,010

During the year ended December 31, 2006, $17,300 (net) was reclassified from accumulated other comprehensive income to interest expense when interest was paid or received on the Company’s cash flow hedges. The Company estimates that within the next twelve months it will amortize into earnings $26,500 of the pre-tax balance

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note K — Derivative Financial Instruments (Continued)

in accumulated other comprehensive income (loss) under cash flow hedge accounting in connection with the Company’s program to convert debt from floating to fixed rates.

Credit risk exposure arises from the potential that the counterparty may not perform under these derivative transactions. The counterparty for all of our derivatives is AIGFP, a related party. The derivatives are subject to a bilateral security agreement which, in certain circumstances, may allow one party to the agreement to require the second party to the agreement to provide collateral. We executed $0, $2,790,419 and $1,780,582 notional amount of derivative instruments with AIGFP during 2006, 2005 and 2004, respectively.

Failure of AIGFP to perform under the agreement with respect to these transactions would have a material effect on our results of operations.

Note L — Fair Value Disclosures

We used the following methods and assumptions in estimating our fair value disclosures for financial instruments:

Cash:  The carrying value reported on the balance sheet for cash and cash equivalents approximates its fair value.

Notes receivable: The fair values for notes receivable are estimated using discounted cash flow analyses, using one-month LIBOR plus 2.5%, except for certain floating rate notes where carrying value approximates fair market value.

Debt Financing: The carrying value of our commercial paper, floating rate term debt and term debt maturing within one year approximates its fair value. The fair value of our long-term fixed-rate debt is estimated using discounted cash flow analyses, based on our spread to U.S. Treasury bonds for similar debt at year-end.

Derivatives: Fair values were based on the use of AIGFP valuation models that utilize among other things, current interest, foreign exchange and volatility rates, as applicable.

Guarantees: As of December 31, 2006, our maximum commitment under the guarantees was $125,596. It is not practical to determine the fair value of such guarantees. Management regularly reviews the underlying values of the collateral aircraft, to determine the exposure under these guarantees. We have adopted FIN 45 for guarantees entered into after December 31, 2002. Guarantees are included in “Accrued interest and other payables” on our Consolidated Balance Sheets.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note L — Fair Value Disclosures (Continued)

The carrying amounts and fair values of the Company’s financial instruments at December 31, 2006 and 2005 are as follows:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	of Asset	of Asset	of Asset	of Asset
	(Liability)	(Liability)	(Liability)	(Liability)

Cash	$157,120	$157,120	$157,960	$157,960
Notes receivable	148,558	138,776	181,951	153,829
Debt financing (including foreign currency adjustment and subordinated debt and excluding debt discount)	(29,570,748)	(29,849,212)	(26,340,121)	(26,650,800)
Derivative assets	738,620	738,620	293,576	293,576
Derivative liabilities	—	—	(49,549)	(49,549)
Guarantees	(11,041)	(11,041)	(10,037)	(10,037)

Note M — Flight Equipment Marketing — Securitization

We sold 37 aircraft to a trust during the third quarter of 2003 for approximately $1.0 billion. The trust was primarily funded and owned by other subsidiaries of AIG and is consolidated by AIG. We do not consolidate the trust, nor do we consolidate the subsidiaries. The transaction was structured similar to a securitization, in which the trust acquired the aircraft based on values assigned by independent appraisers. Further, an unaffiliated third party acted as capital market advisor and initial purchaser of the notes of the securitization.

On January 14, 2004, we sold 34 aircraft to a different trust for approximately $1.0 billion. The 2004 transaction is structured similarly to the 2003 transaction, and the trust is consolidated by AIG.

We recorded gains, net of expenses, in the amount of $32,854 in 2004 related to the transactions. The gains are included in “Flight equipment marketing — securitization” in our 2004 Consolidated Statements of Income. We continue to manage the aircraft sold to the trusts for a fee. We recorded management fees in the amounts of $9,618 in 2006, $9,833 in 2005 and $10,209 in 2004 related to management services provided to the trusts. $444 and $34 accounts receivable related to the management of those aircraft is included in “Lease receivables and other assets” on our Consolidated Balance Sheet at December 31, 2006 and 2005, respectively.

Note N — Flight Equipment Rent

We sold two aircraft in 2006, which were accounted for as sale-leaseback transactions. We prepaid the total contracted lease payments. The prepaid lease payments will be charged to Flight Equipment Rent ratably over the lease-back period. Prepaid rent in the amount of $108,532 is included in Lease Receivables and other assets. Flight Equipment Rent includes the recognition of rent expense related to the year ended December 31, 2006. We will charge $18,000 to Flight Equipment Rent for each of the years 2007 through 2012, and the remainder will be charged in 2013.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note O — Quarterly Financial Information (Unaudited)

ILFC has set forth below selected quarterly financial data for the years ended December 31, 2006 and 2005. The following quarterly financial information for each of the three months ended and at March 31, June 30, September 30, and December 31, 2006 and 2005 is unaudited.

	Quarter
	First	Second	Third	Fourth		Total

Year Ended December 31, 2006
Total Revenues	$953,072	$1,045,635	$1,064,741	$1,079,249		$4,142,697
Pre-tax Income	218,909	176,388	136,968	183,842		716,107
Net Income	148,076	119,644	95,423	136,124		499,267
Year Ended December 31, 2005
Total Revenues	$839,778	$902,527	$959,145	$908,923		$3,610,373
Pre-tax Income	222,611	141,098	220,869	89,605	(a)	674,183
Net Income	150,664	95,845	151,104	40,736	(b)	438,349

(a)	As discussed in Note J, in the fourth quarter of 2005, we recorded a charge of $38,275 to settle the Australian Tax Office assessment.

(b)	As discussed in Note G, in the fourth quarter we recorded additional tax expense of $36,587 related to tax examinations and other adjustments.

Report of Independent Registered Public Accounting Firm
on
Financial Statement Schedule

To the Shareholders and Board of Directors
of International Lease Finance Corporation:

Our audits of the consolidated financial statements referred to in our report dated March 9, 2007, appearing in this Annual Report on Form 10-K of International Lease Finance Corporation also included an audit of the accompanying financial statement schedule as listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Los Angeles, California

March 9, 2007

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

COL. A	COL. B	COL. C		COL. D	COL. E
		ADDITIONS
			Charged to
	Balance at	Charged to	Other
	Beginning of	Costs and	Accounts —	Deductions —	Balance at
Description	Period	Expenses	Describe	Describe(a)	End of Period
	(Dollars in thousands)

Reserve for overhaul:
Year ended December 31, 2006	$142,053	$249,180		$145,864	$245,369
Year ended December 31, 2005	$67,849	$260,008		$185,804	$142,053
Year ended December 31, 2004	$68,900	$164,322		$165,373	$67,849

(a)	Reimbursements to lessees for overhauls performed and amounts transferred to buyers for aircraft sold.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 9, 2007

INTERNATIONAL LEASE FINANCE CORPORATION

By	/s/ ALAN H. LUND
Alan H. Lund
Director, Vice Chairman
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ STEVEN F. UDVAR-HAZY Steven F. Udvar-Hazy	Chairman of the Board and Chief Executive Officer	March 9, 2007

/s/ LESLIE L. GONDA Leslie L. Gonda	Director, Chairman of the Executive Committee	March 9, 2007

/s/ JOHN L. PLUEGER John L. Plueger	Director, President and Chief Operating Officer	March 9, 2007

/s/ LOUIS L. GONDA Louis L. Gonda	Director	March 9, 2007

/s/ MARTIN J. SULLIVAN Martin J. Sullivan	Director	March 9, 2007

/s/ WILLIAM N. DOOLEY William N. Dooley	Director	March 9, 2007

/s/ STEVEN J. BENSINGER Steven J. Bensinger	Director	March 9, 2007

/s/ ALAN H. LUND Alan H. Lund	Director, Vice Chairman and Chief Financial Officer	March 9, 2007

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