Form 10-Q
period 2007-03-31
INTERNATIONAL LEASE FINANCE CORP
filed 2007-05-15
CIK 714311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☐ No☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     As of April 30, 2007, there were 45,267,723 shares of Common Stock, no par value, outstanding.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash, including interest bearing accounts of $104,464 (March 31, 2007) and $154,812 (December 31, 2006)	$108,516	$157,120
Current income taxes	513,799	448,343
Notes receivable, net of allowance, and net investment in finance leases	415,385	431,944
Flight equipment under operating leases	49,309,682	47,200,028
Less accumulated depreciation	9,119,052	8,724,079

	40,190,630	38,475,949
Deposits on flight equipment purchases	838,334	1,077,444
Lease receivables and other assets	462,931	476,670
Derivative assets	787,516	738,620
Variable interest entities assets	121,312	124,734
Deferred debt issue costs — less accumulated amortization of $91,761 (March 31, 2007) and $83,977 (December 31, 2006)	104,936	104,704

	$43,543,359	$42,035,528

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued interest and other payables	$479,249	$417,424
Tax benefit sharing payable to AIG	245,000	245,000
Debt financing, net of deferred debt discount of $36,542 (March 31, 2007) and $33,105 (December 31, 2006)	29,047,134	27,860,242
Subordinated debt	1,000,000	1,000,000
Foreign currency adjustment related to foreign currency denominated debt	739,744	677,402
Security deposits on aircraft, overhauls and other	1,272,603	1,281,833
Rentals received in advance	238,849	223,313
Deferred income taxes	3,843,408	3,747,141
Variable interest entities liabilities	8,087	8,175
SHAREHOLDERS’ EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B each having 500 shares issued and outstanding	100,000	100,000
Common stock—no par value; 100,000,000 authorized shares, 45,267,723 issued and outstanding	1,053,582	1,053,582
Paid-in capital	592,013	591,757
Accumulated other comprehensive income (loss)	(12,992)	2,718
Retained earnings	4,936,682	4,826,941

Total shareholders’ equity	6,669,285	6,574,998

	$43,543,359	$42,035,528

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Dollars in thousands)

	2007	2006
	(Unaudited)
REVENUES
Rental of flight equipment	$1,069,457	$914,310
Flight equipment marketing	2,597	18,813
Interest and other	18,623	19,949

	1,090,677	953,072

EXPENSES
Interest	381,758	332,206
Income effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	12,233	(64,010)
Depreciation of flight equipment	405,532	363,795
Flight equipment rent	4,500	5,468
Provision for overhauls	61,973	53,139
Selling, general and administrative	37,183	43,565

	903,179	734,163

INCOME BEFORE INCOME TAXES	187,498	218,909
Provision for income taxes	68,338	70,833

NET INCOME	$119,160	$148,076

See notes to condensed consolidated financial statements

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Dollars in thousands)

	2007	2006
	(Unaudited)
NET INCOME	$119,160	$148,076

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net changes in cash flow hedges (net of taxes in the amounts of $8,318 (2007) and $1,762 (2006))	(15,447)	(3,273)
Change in unrealized appreciation on securities available for sale (net of taxes in the amounts of $142 (2007) and $(15) (2006))	(263)	28

	(15,710)	(3,245)

COMPREHENSIVE INCOME	$103,450	$144,831

See notes to condensed consolidated financial statements

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Dollars in thousands)

	2007	2006
	(Unaudited)
OPERATING ACTIVITIES
Net income	$119,160	$148,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	405,532	363,795
Deferred income taxes	104,726	92,595
Change in fair value of derivative instruments	(72,660)	(195,332)
Foreign currency adjustment of non-US$ denominated debt	63,056	131,265
Amortization of deferred debt issue costs	7,784	7,468
Other, including foreign exchange adjustments on foreign currency denominated cash	(1,239)	1,567
Changes in operating assets and liabilities:
Lease receivables and other assets	23,760	(118,853)
Change in current income taxes	(65,456)	(22,361)
Increase in accrued interest and other payables	61,737	79,000
Increase in rentals received in advance	15,536	28,247
Change in unamortized debt discount	(3,437)	(1,629)
Other	4,340	5,962

Net cash provided by operating activities	662,839	519,800

INVESTING ACTIVITIES
Acquisition of flight equipment for operating leases	(1,866,499)	(1,574,622)
Increase in deposits and progress payments	(52,664)	(331,360)
Proceeds from disposal of flight equipment — net of gain	27,783	163,181
Advances on notes receivable	—	(48,616)
Collections on notes receivable and finance leases	14,383	14,987
Other	1,729	396

Net cash used in investing activities	(1,875,268)	(1,776,034)

FINANCING ACTIVITIES
Net change in commercial paper	1,020,731	303,821
Proceeds from debt financing	702,035	1,701,498
Payments in reduction of debt financing	(533,150)	(739,790)
Debt issue costs	(8,016)	(12,896)
(Increase) decrease in customer deposits	(9,230)	29,079
Payment of common and preferred dividends	(9,419)	(10,314)

Net cash provided by financing activities	1,162,951	1,271,398

Net increase (decrease) in cash	(49,478)	15,164
Effect of exchange rate changes on cash	874	1,436
Cash at beginning of period	157,120	157,960

Cash at end of period	$108,516	$174,560

(Table continued on following page)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Dollars in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2007	2006
	(Unaudited)
Cash paid during the period for:
Interest (excluding interest capitalized of $11,174 (2007) and $13,504 (2006))	$350,544	$245,143
Income taxes, net	29,067	599
Non-Cash Financing Activities
2007
Certain credits from aircraft and engine manufacturers in the amount of $10,277 reduced the basis of Flight equipment under operating leases and increased Lease receivables and other assets.
2006
Certain credits from aircraft and engine manufacturers in the amount of $37,042 reduced the basis of Flight equipment under operating leases and increased Lease receivables and other assets.
See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)
A.	Basis of Preparation

International Lease Finance Corporation (“the Company,” “ILFC,” “management,” “we,” “our,” “us”) is an indirect wholly owned subsidiary of American International Group, Inc. (“AIG”). AIG is a holding company, which through its subsidiaries is primarily engaged in a broad range of insurance and insurance-related activities in the United States and abroad. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements include our accounts, accounts of all other entities in which we have a controlling financial interest, as well as accounts of variable interest entities in which we are the primary beneficiary as defined by Financial Accounting Standards Board Interpretation No. 46R “Consolidation of Variable Interest Entities.” All material intercompany accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods presented have been included. Certain reclassifications have been made to the 2006 unaudited condensed consolidated financial statements to conform to the 2007 presentation. Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

B.	Derivative Activities

We use derivatives to manage exposures to interest rate and foreign currency risks and we account for derivatives in accordance with SFAS 133. During the three months ended March 31, 2007 and 2006, we recorded the following for the derivative instruments and related hedged items in earnings:

	Three Months Ended
	March 31
	(Dollars in thousands)
	2007	2006
Change in fair value of derivative instruments with no hedge accounting treatment under SFAS 133 (a)	$(17,598)	$(137,503)
Offsetting change in value of foreign denominated debt related to contracts with no hedge accounting treatment under SFAS 133	33,621	75,029
Change in fair value of derivative instruments accounted for as fair value hedges	—	(19,141)
Offsetting change in value of foreign denominated debt related to fair value hedges	—	19,156
Change in value of foreign denominated debt related to cash flow hedges	28,721	35,803
Offsetting reclassification to Accumulated Other Comprehensive Income reflecting change in value of foreign denominated debt related to cash flow hedges	(28,721)	(35,803)
Ineffectiveness related to cash flow hedges	605	(1,551)
Reclassification of Other Comprehensive Income related to derivative instruments de-designated from hedges	(4,395)	—

Loss (income) related to derivative instruments and related economically hedged items	$12,233	$(64,010)

(a)	In the second quarter of 2006, we designated 17 swaps for hedge accounting under SFAS 133. These swaps were previously outstanding but no hedge accounting was applied.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007
(Unaudited)
In addition, we recorded the following income in lease revenue related to derivatives.

Three Months Ended
March 31
(Dollars in thousands)
2007	2006
$1,497	$4,463
During the three months ended March 31, 2007 and 2006, $16.1 million (net) and $3.1 million (net) were reclassified from Accumulated other comprehensive income (loss) to interest expense when interest was paid or received on our qualifying SFAS 133 cash flow hedges, respectively. We estimate that within the next twelve months we will amortize into earnings approximately $5.6 million of the pre-tax balance in Accumulated other comprehensive income (loss) under cash flow hedge accounting in connection with our program to convert debt from floating to fixed interest rates. All components of each derivative’s gain or loss were included in the assessment of ineffectiveness.

C.	Related Party Transactions

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

Our financial statements include the following related party charges (income) recorded for the three months ended March 31, 2007 and 2006:

	2007	2006
	(Dollars in thousands)
Allocation of corporate costs from AIG	$2,359	$1,879
Management services paid to AIG	26	24
Management fees received from trusts consolidated by AIG	(2,427)	(2,416)
Lease receivables and other assets included $0.6 million at March 31, 2007 and $0.4 million at December 31, 2006 related to the management of those aircraft.

D.	Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” — An Interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, additional disclosures and transition. We adopted the provisions of FIN 48 on January 1, 2007. On the date of adoption we did not record any adjustment for uncertain tax liabilities. Therefore, our adoption of FIN 48 had no effect on our financial statements.

Interest and penalties, when applicable, are included in the provision for income taxes.

As of the date of adoption of FIN 48, the total amount of uncertain tax liabilities was $54.8 million (including interest of $16.4 million), which was already recognized. This amount relates to proposed tax return adjustments for the years 1991 to 2003, which have been agreed with, but not yet finalized by, the relevant taxing authorities. Included in the amount are $31.6 million of tax positions, the disallowance of which would affect our effective tax rate.

During the three months ended March 31, 2007, these recognized uncertain tax liabilities were reduced by $23.9 million (including interest of $10.1 million) as a result of settlement of a portion of such liabilities with AIG, and were increased by $1.1 million, reflecting additional tax return adjustments and interest.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007
(Unaudited)
In addition, during the three months ended March 31, 2007, we recognized $10.9 million in uncertain tax benefits related to Foreign Sales Corporation (“FSC”) benefits or Extraterritorial Income (“ETI”) exclusions that would, if recognized, reduce the effective tax rate.

We estimate our unrecognized tax benefits will increase by an amount ranging from $43.6 million to $58.0 million over the next twelve months.

AIG continually evaluates proposed adjustments by taxing authorities. The tax years 1991 through 2006 remain subject to examination by tax authorities in the jurisdictions to which we are subject (principally in the United States).

In September 2006, FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurement that require or permit fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. We are currently assessing the effect of implementing this statement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing the effect of implementing this guidance, which depends on the nature and extent of items elected to be measured at fair value, upon initial application of the standard on January 1, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Forward-Looking Statements
     This quarterly report on Form 10-Q contains or incorporates statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the state of the airline industry, the Company’s access to the capital markets, the Company’s ability to restructure leases and repossess aircraft, the structure of the Company’s leases, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company’s financial condition or results of operations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and “should” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or industry results to vary materially from the Company’s future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, the risk factors described and referred to in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview and Industry Conditions,” “Quantitative and Qualitative Disclosures about Market Risk” and “Part II — Item 1A. Risk Factors,” in this Form 10-Q and in the section titled “Part I — Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and general industry economic and business conditions, which will, among other things, affect demand for aircraft, availability and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives, and environmental and safety requirements. The Company will not update any forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Overview and Industry Condition
     International Lease Finance Corporation (“the Company”, “management”, “ILFC,” “we”, “our”, “us”) primarily acquires new jet transport aircraft from The Boeing Company, or Boeing, and Airbus S.A.S., or Airbus, and leases these aircraft to airlines throughout the world. In addition to our leasing activity, we sell aircraft from our leased aircraft fleet primarily to other leasing companies, financial services companies and airlines. In some cases, we provide fleet management services to investors and/or owners of aircraft portfolios for a management fee. From time to time we provide asset value guarantees and loan guarantees to the buyers of aircraft or to the lenders for a fee. Additionally, we remarket and sell aircraft owned or managed by others for a fee.
     As of March 31, 2007, we owned 856 aircraft, had nine aircraft in the fleet that were classified as finance leases, and provided fleet management services for 104 aircraft. We have contracted with Airbus and Boeing to buy 224 new aircraft for delivery through 2015 with an estimated purchase price of $17.2 billion, 50 of which will deliver during the remainder of 2007. We anticipate the purchases to be financed in part by operating cash flows and in part by incurring additional debt.
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
     Despite rising fuel prices which significantly impacted the airline industry during 2006, and continue to impact it in 2007, overall industry trends have shown continued improvement and strengthening of lease rates. Although lease rates strengthened through March 31, 2007, there is a lag between changes in market conditions and their impact on our results, as contracts signed during times of lower lease rates are still in effect, including a number of new aircraft that were delivered in 2005 and 2006. Therefore, the improvement in the airline industry has yet to be completely reflected in our financial performance. The reduction in net income during the three months ended March 31, 2007 compared to the same period in 2006 was the result of the income effect from derivative instruments, primarily from derivatives for which we do not apply hedge accounting, and foreign exchange adjustment to economically hedged debt instruments. We recorded a $12.2 million net charge related to these adjustments for the period ended March 31, 2007 compared to a $64.0 million net gain for the same period in 2006. We believe we are well positioned in the current industry environment with signed lease agreements for all of our 2007 deliveries of new aircraft, and only one aircraft in our existing fleet was off lease at March 31, 2007. Subsequently we leased the aircraft to an international airline. We are also experiencing an increased level of interest from third party investors and debt and equity providers regarding the purchase of aircraft from our fleet. During the first three months of 2007 we sold one aircraft to a third party.
     We have received tax benefits under the Foreign Sales Corporation (“FSC”) law and its successor regime, the Extraterritorial Income Act (“ETI”). In October 2004, Congress passed a bill, the American Jobs Creation Act of 2004, repealing the corporate export tax benefits under the ETI, after the World Trade Organization (“WTO”) ruled the export subsidies were illegal. Under the bill, ETI export tax benefits for corporations will cease to exist for the year 2007. Our effective tax rate has risen to a rate consistent with the expected statutory rate as these benefits cease to exist in 2007.
     We derive approximately 90% of our revenues from airlines outside the United States. A key factor in our success has been a concentrated effort to maximize our lease placements in regions that are strengthening, such as in Asia, Europe and the Middle East, and to minimize placements in regions that are under stress.
     On June 9, 2006, the Supreme Court of Canada ruled in favor of various Canadian airport authorities and NAV Canada against aircraft owners of Canada 3000’s (“C3”) fleet, for charges incurred but not paid by C3 prior to its bankruptcy in November 2001. In January 2007, we settled those charges for an amount approximately equal to the liability we set up in 2006.
     We have ordered 16 A350s from Airbus. Airbus has advised us of delays and a redesign of the A350 aircraft. We are currently in discussions regarding the delays of delivery of the A350 aircraft related to the redesign of the aircraft.

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
     We believe that the following critical accounting policies can have a significant impact on our results of operations, financial position and financial statement disclosures, and may require subjective and complex estimates and judgments:
•	Lease Revenue

•	Flight Equipment Marketing

•	Flight Equipment

•	Provision for Overhauls

•	Derivative Financial Instruments

•	Income Taxes
     For a detailed discussion on the application of these accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006.
Financial Condition
     We borrow funds to purchase new and used flight equipment, including funds for progress payments during aircraft construction, and to pay off maturing debt obligations. These funds are borrowed principally on an unsecured basis from various sources. During the three months ended March 31, 2007, we borrowed $702.0 million (excluding commercial paper) and $662.8 million was provided by operating activities. As of March 31, 2007, we have committed to purchase 224 new aircraft from Airbus and Boeing at an estimated aggregate purchase price of $17.2 billion for delivery through 2015. We currently expect to fund expenditures for aircraft and to meet liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements.

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
     Our borrowing strategy will, over time, result in approximately 15% or less of our debt, excluding commercial paper, maturing in any one year. Management continues to explore new funding sources and ways to diversify our investor base. Our debt financing was comprised of the following at the following dates:

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Public bonds and medium-term notes	$21,425,886	$21,317,011
Bank and other term debt	3,879,412	3,818,688
Subordinated debt	1,000,000	1,000,000

Total public debt, bank debt and subordinated debt	26,305,298	26,135,699

Commercial paper	3,778,378	2,757,647
Deferred debt discount	(36,542)	(33,104)

Total debt financing	$30,047,134	$28,860,242

Selected interest rates and ratio:
Composite interest rate including the effect of all derivative instruments	5.23%	5.24%
Composite interest rate excluding the effect of derivative instruments with no hedge accounting treatment under SFAS 133	5.21%	5.00%
Percentage of total debt at fixed rates	75.78%	78.88%
Composite interest rate on fixed rate debt	5.11%	5.12%
Bank prime rate	8.25%	8.25%
     The above amounts represent the anticipated settlement of our currently outstanding debt obligations. Certain adjustments required to present currently outstanding debt obligations have been recorded and presented separately on the balance sheet, including adjustments related to foreign currency and interest rate hedging activities. We have eliminated the currency exposure arising from foreign currency denominated notes by either economically hedging the notes through swaps or through the offset provided by operating lease payments denominated in the related currency. Foreign currency denominated debt is translated into US dollars using exchange rates as of each balance sheet date. The foreign exchange adjustment for the foreign currency denominated debt economically hedged with derivative contracts was an increase of $739.7 million at March 31, 2007, and an increase of $677.4 million at December 31, 2006. Composite interest rates and percentages of total debt at fixed rates reflect the effect of derivative instruments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Public Debt (Exclusive of the Commercial Paper Program)
     The interest on most of the public debt is effectively fixed for the terms of the notes. We have the ability to borrow under various public debt financing arrangements as follows:

	Maximum	Sold as of	Sold as of	Sold as of
	Offering	December 31, 2006	March 31, 2007	April 30, 2007
	(Dollars in millions)
Registration statement dated August 16, 2006 (including $5.0 billion Medium-Term Note Program)	Unlimited(a)	$1,900	$2,500	$3,350

Registration statement dated December 20, 2002 (including $2.88 billion Medium-Term Note Program and $1.0 billion Retail Medium-Term Note Program)	$6,080 (b)	5,782	5,817	5,824

Euro Medium-Term Note Programme dated September 2005 (c)(d)	7,000	4,276	4,276	4,276

(a)	Includes $645 million, which was incorporated into the registration statement from a prior registration statement. As a result of the Company’s Well Known Seasoned Issuer (“WKSI”) status, we have an unlimited amount of debt securities registered for sale.

(b)	Includes $1.08 billion, which was incorporated into the registration statement from a prior registration statement, increasing the maximum offering from $5.0 billion to $6.08 billion.

(c)	We have economically hedged the foreign currency risk of the notes through derivatives or through the offset provided by operating lease payments denominated in the related currency.

(d)	This is a perpetual program. As a bond matures, the principal amount becomes available for new issuances under the program.
Bank Term Debt
     In January 1999, we entered into an Export Credit Facility for up to a maximum of $4.3 billion for aircraft delivered through 2001. The facility was used to fund 85% of each aircraft’s purchase price. This facility is guaranteed by various European Export Credit Agencies. We financed 62 aircraft using $2.8 billion under this facility over ten years with interest rates from 5.753% to 5.898%. We have collateralized the debt by a pledge of the shares of a subsidiary which holds title to the aircraft financed under the facility. At March 31, 2007, $890 million was outstanding under the facility and the net book value of the related aircraft was $2.7 billion.
     We have an Export Credit Facility for up to a maximum of $3.64 billion for Airbus aircraft to be delivered through May 31, 2007. The facility is used to fund 85% of each aircraft’s purchase price. This facility becomes available as the various European Export Credit Agencies provide their guarantees for aircraft based on a six-month forward-looking calendar. The financing is for a ten-year fully amortizing loan per aircraft at an interest rate determined through a bid process. We have collateralized the debt by a pledge of the shares of a subsidiary which holds title to the aircraft financed under this facility. As of March 31, 2007, 33 aircraft were financed under this facility and $1.8 billion was outstanding. We expect to renew the facility for another one-year extension through May 31, 2008.
     From time to time, we enter into funded bank financing arrangements. As of March 31, 2007, we had a total of $1.2 billion outstanding, which have varying maturities through February 2012. The interest rates are LIBOR based with spreads ranging from 0.300% to 1.625%.
Subordinated Debt
     In December of 2005, we entered into two tranches of subordinated debt totaling $1.0 billion. Both mature on December 21, 2065, but each tranche has a different call option. The $600 million tranche has a call date of December 21, 2010, and the $400 million tranche has a call date of December 21, 2015. The tranche with the 2010 call date has a fixed interest rate of 5.90% for the first five years. The tranche with the 2015 call date has a fixed interest rate of 6.25% for the first ten years. Both tranches have interest rate adjustments if the

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
call option is not exercised. If the call option is not exercised, the new interest rate will be a floating quarterly reset rate based on the initial credit spread plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury.
Commercial Paper
     We currently have a $6.0 billion Commercial Paper Program. Under this program, we may borrow in minimum increments of $100,000 for periods from one day to 270 days. It is our intention to only sell commercial paper to a maximum amount of 75% of the total amount of the backup facilities available (see Bank Commitments). The weighted average interest rate of our commercial paper outstanding was 5.28% at March 31, 2007, and 5.30% at December 31, 2006.
Bank Commitments
     As of March 31, 2007, we had committed revolving credit agreements with an original group of 35 banks aggregating $6.5 billion, consisting of a $2.0 billion five-year tranche that expires in October 2009, a $2.0 billion five-year tranche that expires in October 2010, and a $2.5 billion five-year tranche that expires in October 2011. These revolving credit agreements provide for interest rates that vary according to the pricing option in effect at the time of borrowing. Pricing options include prime, a range from .25% over LIBOR to 1.85% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The credit agreements are subject to facility fees of up to .10% of amounts available. This financing is used as backup for our maturing debt and other obligations. We expect to replace or extend these credit agreements on or prior to their expiration dates. At March 31, 2007, we had not drawn on our revolving loans and lines of credit.
Other Variable Interest Entities
     We have sold aircraft to entities owned by third parties, and from time to time we have issued asset value guarantees or loan guarantees related to the aircraft sold. We have determined that ten such entities, each owning one aircraft, are Variable Interest Entities (“VIEs”) in which we are deemed the primary beneficiary, as defined by Financial Accounting Standards Board Interpretation No. 46R (“FIN 46R”). In accordance with FIN 46R, we consolidate these entities. The assets and liabilities of these entities are presented separately on our Condensed Consolidated Balance Sheets. We do not have legal control over and we do not own the assets, nor are we directly obligated for the liabilities of these entities.
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
Derivatives
     In the normal course of business, we employ a variety of derivative products to manage our exposure to interest rates risks and foreign currency risks. We enter into derivative transactions only to economically hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements and currency swap agreements. At March 31, 2007, we had interest rate derivative contracts and foreign exchange derivative contracts that we accounted for as cash flow hedges in accordance with SFAS 133 and we had four foreign exchange derivative contracts that did not qualify for hedge accounting under SFAS 133. We may be able to apply hedge accounting under SFAS 133 during the second quarter of 2007 for those contracts.
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
period. As a result, reported net income will be directly influenced by changes in interest rates and currency rates. The related net mark-to-market expense recorded for the three months ended March 31, 2007 for derivatives not qualifying for hedge accounting under SFAS 133 was $16.0 million, consisting of a gain of $17.6 million related to a change in value of derivatives, and a foreign exchange loss of $33.6 million related to the economically hedged items.
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
     While we have been able to borrow the funds necessary to finance operations in the current market environment, turmoil in the airline industry or political environment could limit our ability to borrow funds from our current funding sources. Should this occur we would seek alternative sources of funding, including securitizations, manufacturers’ financings, drawings upon our revolving credit agreements or additional short-term borrowings. If we were unable to obtain sufficient funding, we could negotiate with manufacturers to defer deliveries of certain aircraft.
     The following summarizes our contractual obligations at March 31, 2007, and the possible effect of such obligations on our liquidity and cash flows in future periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Existing Commitments

	Commitments Due by Fiscal Year
	Total	2007	2008	2009	2010	2011	Thereafter
	(Dollars in thousands)
Public and Bank Term Debt	$25,305,299	$4,298,386	$4,458,610	$3,733,764	$4,585,650	$4,582,159	$3,646,730

Commercial Paper	3,778,378	3,778,378	—	—	—	—	—

Subordinated Debt	1,000,000	—	—	—	—	—	1,000,000

Interest Payments on Debt Outstanding (a)(b)	7,715,435	979,987	1,119,661	899,711	674,061	462,403	3,579,612

Operating Leases	83,160	6,720	9,303	9,594	9,969	10,367	37,207

Pension Obligations (c)	4,226	637	658	678	712	753	788

Tax Benefit Sharing Agreement Due to AIG	245,000	160,000	—	85,000	—	—	—

Purchase Commitments	17,176,500	3,248,600	4,115,000	3,069,700	1,286,000	1,091,000	4,366,200

Total	$55,307,998	$12,472,708	$9,703,232	$7,798,447	$6,556,392	$6,146,682	$12,630,537

Contingent Commitments

	Contingency Expiration by Fiscal Year
	Total	2007	2008	2009	2010	2011	Thereafter
	(Dollars in thousands)
Put Options (d)	343,550	—	—	—	—	—	343,550

Asset Value

Guarantees (d).	166,818	—	35,452	16,150	—	27,841	87,375

Loan Guarantees (d)	34,588	—	—	—	—	—	34,588

Lines of Credit	50,000	—	—	—	—	50,000	—

Total	$594,956	$—	$35,452	$16,150	$—	$77,841	$465,513

(a)	Future interest payments on floating rate debt are estimated using floating interest rate in effect at March 31, 2007.

(b)	Includes the effect of interest rate and foreign currency derivative instruments.

(c)	Our pension obligations are part of intercompany expenses, which AIG allocates to us on an annual basis. The amount is an estimate of such allocation. The column “2007” consists of total estimated allocations for 2007 and the column “Thereafter” consists of the 2012 estimated allocation. The amount allocated has not been material to date.

(d)	From time to time, we participate with airlines, banks and other financial institutions to assist in financing aircraft by providing asset guarantees, put options, or loan guarantees collateralized by aircraft. As a result, should we be called upon to fulfill our obligations, we would have recourse to the value of the underlying aircraft.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Results of Operations - Three months ended March 31, 2007 versus 2006.
     Revenues from rentals of flight equipment increased 17.0% to $1,069.5 million in 2007 from $914.3 million in 2006. The number of aircraft in our fleet increased to 856 at March 31, 2007, compared to 773 at March 31, 2006. Revenues from rentals of flight equipment increased (i) $131.9 million due to the purchase of aircraft after January 1, 2006, and earning revenue during the entire period, or part thereof, in 2007 compared to no or partial earned revenue for the same period in 2006 and (ii) $11.3 million related to aircraft that were redelivered or had lease rates changes during the period ended March 31, 2007. The increases were offset by a $16.3 million decrease related to aircraft deployed during the period ended March 31, 2006, and sold prior to March 31, 2007. Overhaul revenue increased $28.3 million in 2007 compared to 2006 due to an increase in leases including overhaul provisions resulting in an increase in the aggregate number of hours flown, on which we collect overhaul revenue.
     We had one aircraft in our fleet that was not subject to a signed lease agreement or a signed letter of intent at March 31, 2007, which was subsequently leased.
     In addition to leasing operations, we engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment on a principal and commission basis. Revenues from flight equipment marketing decreased to $2.6 million in 2007 compared to $18.8 million in 2006. We sold one aircraft during the first quarter of 2007, compared to three aircraft and one engine sold during the same period in 2006.
     Interest and other revenue decreased to $18.6 million in 2007 compared to $19.9 million in 2006 due to (i) a decrease in fees and deposit forfeitures due to non-performance by customers in the amount of $2.0 million and (ii) lower interest income in the amount of $1.6 million. The decreases were offset by higher foreign exchange gains in the amount of $1.2 million and other minor increases in the amount of $1.1 million.
     Interest expense increased to $381.8 million in 2007 compared to $332.2 million in 2006 as a result of (i) an increase in average debt outstanding (excluding the effect of debt discount and foreign exchange adjustments), primarily borrowed to finance aircraft acquisitions, to $29.9 billion in 2007 compared to $26.8 billion in 2006 and (ii) an increase in interest rates.
     We recorded a $12.2 million net charge related to derivatives for the period ended March 31, 2007, consisting of a gain of $50.1 million related to derivatives, net of foreign exchange gains related to the economically hedged items of $62.3 million. For the same period 2006, we recorded a net gain of $64.0 million related to derivatives, consisting of a $194.0 million gain related to derivatives, net of $130.0 million foreign exchange loss related to the economically hedged items (see Note B. of Notes to Condensed Consolidated Financial Statements). Our composite borrowing rates in 2007 and 2006, which include the effect of derivatives, were as follows:

			Increase
	2007	2006	(decrease)
Beginning of Quarter	5.24%	5.00%	0.24%
End of Quarter	5.23%	5.12%	0.11%
Average	5.24%	5.06%	0.18%
     Depreciation of flight equipment increased 11.5% to $405.5 million in 2007 compared to $363.8 million in 2006 due to the increased cost of the fleet.
     Rent expense relates to two sale-leaseback transactions we entered into in the first quarter of 2006.
     Provision for overhauls increased to $62.0 million in 2007 compared to $53.1 million in 2006 due to an increase in expected overhaul related expenses due to an increase in leases including overhaul provisions.
     Selling, general and administrative expenses decreased to $37.2 million in 2007 compared to $43.6 million in 2006 due to a decrease of $9.2 million in charges related to lessees who had filed for bankruptcy protection in 2006. The decrease was offset by (i) an increase of $2.2 million in 2007 employee related expenses compared to

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
2006, primarily due to an increase in employee benefit charges from AIG and an increase in the number of employees from 161 to 168; and (ii) an increase of $0.8 million in other operating expenses.
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
     Our effective tax rate for the period ended March 31 increased from 32.4% in 2006 to 36.4% in 2007. The increase is due to a complete phase out of the Extraterritorial Income exclusion as of December 31, 2006 as a result of the 2004 enactment of the American Jobs Creation Act and a complete phase out of Foreign Sales Corporation benefits. The result was an increase in the provision of $10.9 million for the period ended March 31, 2007 compared to the same period in 2006.
     Other comprehensive loss was $15.7 million in 2007 compared to $3.2 million in 2006. The increase was primarily due to changes in the market value on derivatives qualifying for cash flow hedges under SFAS 133.

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
     We calculate the VaR with respect to the net fair value by using historical scenarios. This methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent two quarters of historical information for interest rates and foreign exchange rates were used to construct the historical scenarios at March 31, 2007, and the most recent five quarters were used to construct the scenarios at December 31, 2006. For each scenario, each financial instrument is re-priced. Scenario values for us are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum adverse deviation in net fair value incurred under these scenarios with 95% confidence (i.e. only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period is assumed in computing the VaR figure. The table below presents the average, high and low VaRs on a combined basis and of each component of market risk for us for the periods ended March 31, 2007 and December 31, 2006. The decrease in the VaR is due to an increase in lease revenue and a decrease in the U.S. Dollar yields and yield volatilities.

	ILFC Market Risk
	Three months Ended			Year Ended
	March 31, 2007			December 31, 2006
	(Dollars in millions)
	Average	High	Low	Average	High	Low
Combined	$87.0	$102.3	$71.6	$151.5	$208.7	$102.3
Interest Rate	87.0	102.2	71.8	151.3	208.0	102.2
Currency	0.7	0.7	0.7	0.9	1.6	0.3

ITEM 4T.	CONTROLS AND PROCEDURES
(A)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to our management, including the Chairman of the Board and Chief Executive Officer and the Vice Chairman and Chief Financial Officer (collectively the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Certifying Officers, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on our evaluation as of March 31, 2007, we have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Variable Interest Entities

Our consolidated financial statements for the period ended March 31, 2007, include assets in the amount of $121.3 million (2007) and $124.7 million (December 31, 2006), liabilities in the amount of $8.1 million (2007) and $8.2 million (December 31, 2006) and a net loss of $0.8 million (2007) and a net loss of $1.7 million (2006) related to Variable Interest Entities (“VIEs”). Our assessment of disclosure controls and procedures, as described above, includes the Variable Interest Entities. Each of the VIEs has a discrete number of assets and we, as lender and guarantor to the VIEs, have been provided sufficient information to conclude that our procedures with respect to these VIEs are effective in providing reasonable assurance that the information required to be disclosed by us relating to these entities is reconciled, processed, summarized and reported within the periods specified by the Securities and Exchange Commission. However, management has been unable to assess the effectiveness of internal controls at those entities due to our inability to dictate or modify the control over financial reporting of those entities, or to assess those controls.

(B)	Identification of Material Weaknesses in Internal Control Over Financial Reporting

A material weakness existed in our internal control over financial reporting with respect to accounting for derivative instruments as of December 31, 2006 and was remediated in the first quarter of 2007. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2006, we did not maintain effective controls over the valuation, presentation and disclosure of derivative transactions. Specifically, we did not maintain adequate documentation regarding the effectiveness of certain derivative transactions used to hedge interest rate and foreign currency exchange rate risk and did not select the correct methodology to measure the ineffectiveness in the hedging relationships of two cross currency swaps. This control deficiency resulted in a misstatement to the financial statement line items (Derivative assets, Derivative liabilities, Accumulated other comprehensive income and Interest expense) and resulted in a restatement of our annual financial statements for the years ended 2001 through 2005 and our 2005 and 2006 interim financial statements. Accordingly, management had concluded this control deficiency constituted a material weakness. This material weakness was remediated as of March 31, 2007; see Item4(c) — Changes in Internal Control Over Financial Reporting.

We believe that our Consolidated Financial Statements fairly present, in all material respects, our financial condition, results of operations and cash flows as of, and for, the periods presented and that this Quarterly Report on Form 10-Q contains no material inaccuracies or omissions of material fact and contains the information required to be included in accordance with the Exchange Act.

ITEM 4T.	CONTROLS AND PROCEDURES (CONTINUED)
(C)	Changes in Internal Control Over Financial Reporting

Remediation of Material Weaknesses in Internal Control over Financial Reporting

We took the following actions to remediate the material weakness:
•	We established enhanced procedures performed by accounting personnel over documentation with respect to hedge accounting.

•	We established reviews of ineffectiveness measures by qualified personnel to ensure acceptable methods are used.
Accordingly, management has concluded that this material weakness has been remediated as of March 31, 2007.

There has been no other changes in our internal control over financial reporting during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On June 9, 2006, the Supreme Court of Canada ruled in favor of various Canadian airport authorities and NAV Canada against aircraft owners of Canada 3000’s (“C3”) fleet, for charges incurred but not paid by C3 prior to its bankruptcy in November 2001. ILFC posted letters of credit of approximately CAD$10.0 million, which constituted about 110% of the amount which had been allocated to the ILFC owned and managed aircraft to cover navigation and landing charges and related costs. We recorded a charge in the amount of $9.6 million in Selling, general and administrative on the Condensed Consolidated Statements of Income for the three months ended March 31, 2006. In January 2007, we settled the charges for an amount approximately equal to the amount accrued in 2006.

ITEM 1A.	RISK FACTORS

Our business is subject to numerous risks and uncertainties, as described below and in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview and Industry Conditions” and “Quantitative and Qualitative Disclosures about Market Risk.”
We operate as a supplier and financier to airlines. The risks affecting our airline customers are generally out of our control and impact our customers to varying degrees. As a result, we are indirectly impacted by all the risks facing airlines today. Our customers’ ability to compete effectively in the market place and manage these risks has a direct impact on us and our operating results.
Risks directly or indirectly affecting our business include:
•	Overall Airline Industry Risk

➢	Demand for air travel

➢	Competition between carriers

➢	Fuel prices and availability

➢	Labor costs and stoppages

➢	Maintenance costs

➢	Employee labor contracts

➢	Air traffic control infrastructure constraints

➢	Airport access
➢	Insurance costs and coverage

➢	Security, terrorism and war

➢	Worldwide health concerns

➢	Equity and borrowing capacity

➢	Environmental concerns

➢	Government regulation

➢	Interest rates

➢	Overcapacity

•	Airframe, Engine and Other Manufacturer Risk

•	Borrowing Risks

➢	Liquidity

➢	Interest rate risk

PART II. OTHER INFORMATION (CONTINUED)
•	Other Risks
➢	Residual value

➢	Obsolescence

➢	Key personnel

➢	Foreign currency exchange rate risk

➢	Relationship with AIG

➢	Accounting pronouncements
For a detailed discussion of risk factors affecting us, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 5.	OTHER INFORMATION
On January 9, 2007, effective January 1, 2007, Kurt Schwarz was appointed Senior Vice President, Chief Accounting Officer and Controller of the Company. Mr. Schwarz, age 48, had been Senior Vice President and Controller of the Company from January 1, 2005 to January 9, 2007 and Vice President and Controller from April 17, 1995 to January 1, 2005.
ITEM 6. EXHIBITS
a)	Exhibits

3.1	Restated Articles of Incorporation of the Company, as amended through December 9, 1992, filed November 3, 1993 (filed as an exhibit to Registration Statement No. 33-50913 and incorporated herein by reference).

3.2	Certificate of Determination of Preferences of Series A Market Auction Preferred Stock (filed December 9, 1992 as an exhibit to Registration Statement No. 33-54294 and incorporated herein by reference).

3.3	Certificate of Determination of Preferences of Series B Market Auction Preferred Stock (filed December 9, 1992 as an exhibit to Registration Statement 33-54294 and incorporated herein by reference).

3.4	Certificate of Determination of Preferences of Series C Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

3.5	Certificate of Determination of Preferences of Series D Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

3.6	Certificate of Determination of Preferences of Series E Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

3.7	Certificate of Determination of Preferences of Series F Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

3.8	Certificate of Determination of Preferences of Series G Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

3.9	Certificate of Determination of Preferences of Series H Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

3.10	Certificate of Determination of Preferences of Preferred Stock of the Company (filed as an exhibit to Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

3.11	By-Laws of the Company, including amendment thereto dated August 31, 1990 (filed as an exhibit to Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

3.12	Unanimous Written Consent of Sole Stockholder of the Company, dated January 2, 2002, amending the Bylaws of the Company (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chairman of the Board and Chief Executive Officer

31.2	Certification of Vice Chairman and Chief Financial Officer

32.1	Certification under 18 U.S.C., Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTERNATIONAL LEASE FINANCE CORPORATION

May 14, 2007	/S/ Steven F. Udvar-Hazy
STEVEN F. UDVAR-HAZY
Chairman of the Board and Chief Executive Officer

May 14, 2007	/S/ Alan H. Lund
ALAN H. LUND
Vice Chairman and Chief Financial Officer

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit No.

12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chairman of the Board and Chief Executive Officer

31.2	Certification of Vice Chairman and Chief Financial Officer

32.1	Certification under 18 U.S.C., Section 1350