Form 10-Q
period 2007-06-30
INTERNATIONAL LEASE FINANCE CORP
filed 2007-08-06
CIK 714311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     As of July 31, 2007, there were 45,267,723 shares of Common Stock, no par value, outstanding.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash, including interest bearing accounts of $134,765 (June 30, 2007) and $154,812 (December 31, 2006)	$140,553	$157,120
Current income taxes	587,478	448,343
Notes receivable, net of allowance, and net investment in finance leases	397,769	431,944
Flight equipment under operating leases	51,593,118	47,200,028
Less accumulated depreciation	9,553,221	8,724,079

	42,039,897	38,475,949
Deposits on flight equipment purchases	603,056	1,077,444
Lease receivables and other assets	492,453	476,670
Derivative assets	918,608	738,620
Variable interest entities assets	117,780	124,734
Deferred debt issue costs — less accumulated amortization of $99,862 (June 30, 2007) and $83,977 (December 31, 2006)	109,882	104,704

	$45,407,476	$42,035,528

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued interest and other payables	$509,657	$417,424
Tax benefit sharing payable to AIG	245,000	245,000
Debt financing, net of deferred debt discount of $36,169 (June 30, 2007) and $33,105 (December 31, 2006)	30,527,667	27,860,242
Subordinated debt	1,000,000	1,000,000
Foreign currency adjustment related to foreign currency denominated debt	798,834	677,402
Security deposits on aircraft, overhauls and other	1,251,431	1,281,833
Rentals received in advance	256,832	223,313
Deferred income taxes	3,996,872	3,747,141
Variable interest entities liabilities	7,999	8,175
SHAREHOLDERS’ EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B each having 500 shares issued and outstanding	100,000	100,000
Common stock—no par value; 100,000,000 authorized shares, 45,267,723 issued and outstanding	1,053,582	1,053,582
Paid-in capital	592,270	591,757
Accumulated other comprehensive income (loss)	13,565	2,718
Retained earnings	5,053,767	4,826,941

Total shareholders’ equity	6,813,184	6,574,998

	$45,407,476	$42,035,528

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(Dollars in thousands)

	2007	2006
	(Unaudited)
REVENUES
Rental of flight equipment	$1,133,056	$1,002,643
Flight equipment marketing	2,220	20,776
Interest and other	21,993	22,216

	1,157,269	1,045,635

EXPENSES
Interest	411,070	364,417
Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	344	(9,848)
Depreciation of flight equipment	434,169	385,451
Flight equipment rent	4,500	4,500
Provision for overhauls	66,437	67,967
Selling, general and administrative	46,192	56,760

	962,712	869,247

INCOME BEFORE INCOME TAXES	194,557	176,388
Provision for income taxes	69,180	56,744

NET INCOME	$125,377	$119,644

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Dollars in thousands)

	2007	2006
	(Unaudited)
REVENUES
Rental of flight equipment	$2,202,512	$1,916,953
Flight equipment marketing	4,817	39,589
Interest and other	40,616	42,164

	2,247,945	1,998,706

EXPENSES
Interest	792,828	696,623
Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	12,577	(73,858)
Depreciation of flight equipment	839,701	749,246
Flight equipment rent	9,000	9,967
Provision for overhauls	128,410	121,106
Selling, general and administrative	83,375	100,325

	1,865,891	1,603,409

INCOME BEFORE INCOME TAXES	382,054	395,297
Provision for income taxes	137,518	127,577

NET INCOME	$244,536	$267,720

See notes to condensed consolidated financial statements

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(Dollars in thousands)

	2007	2006
	(Unaudited)
NET INCOME	$125,377	$119,644

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net changes in cash flow hedges (net of taxes of $(14,194) (2007) and $8,615 (2006))	26,360	15,998
Change in unrealized appreciation on securities available for sale (net of taxes of $(106) (2007) and $818 (2006))	197	(1,519)

	26,557	14,479

COMPREHENSIVE INCOME	$151,934	$134,123

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Dollars in thousands)

	2007	2006
	(Unaudited)
NET INCOME	$244,536	$267,720

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net changes in cash flow hedges (net of taxes of $(5,876) (2007) and $6,853 (2006))	10,913	12,727
Change in unrealized appreciation on securities available for sale (net of taxes of $36 (2007) and $803 (2006))	(66)	(1,491)

	10,847	11,236

COMPREHENSIVE INCOME	$255,383	$278,956

See notes to condensed consolidated financial statements

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Dollars in thousands)

	2007	2006
	(Unaudited)
OPERATING ACTIVITIES
Net income	$244,536	$267,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	839,701	749,246
Deferred income taxes	243,890	248,054
Change in fair value of derivative instruments	(163,199)	(472,015)
Foreign currency adjustment of non-US$ denominated debt	122,725	372,653
Amortization of deferred debt issue costs	15,885	15,346
Other, including foreign exchange adjustments on foreign currency denominated cash	483	(15,334)
Changes in operating assets and liabilities:
Lease receivables and other assets	34,378	(86,731)
Change in current income taxes	(139,135)	(123,465)
Increase in accrued interest and other payables	88,021	14,251
Increase in rentals received in advance	33,519	36,697
Change in unamortized debt discount	(3,064)	(7,079)
Other	6,565	9,156

Net cash provided by operating activities	1,324,305	1,008,499

INVESTING ACTIVITIES
Acquisition of flight equipment for operating leases	(3,880,514)	(4,433,997)
(Increase) decrease in deposits and progress payments	(256,778)	260,016
Proceeds from disposal of flight equipment — net of gain	27,783	253,466
Advances on notes receivable	—	(48,616)
Collections on notes receivable and finance leases	21,412	34,337
Other	1,729	3,968

Net cash used in investing activities	(4,086,368)	(3,930,826)

FINANCING ACTIVITIES
Net change in commercial paper	1,440,177	1,343,499
Proceeds from debt financing	3,398,989	3,499,100
Payments in reduction of debt financing	(2,169,970)	(1,896,859)
Debt issue costs	(21,063)	(22,547)
Increase (decrease) in customer and other deposits	112,506	(6,273)
Payment of common and preferred dividends	(17,710)	(20,548)

Net cash provided by financing activities	2,742,929	2,896,372

Net increase (decrease) in cash	(19,134)	(25,955)
Effect of exchange rate changes on cash	2,567	4,857
Cash at beginning of period	157,120	157,960

Cash at end of period	$140,553	$136,862

(Table continued on following page)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Dollars in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2007	2006
	(Unaudited)
Cash paid during the period for:
Interest (excluding interest capitalized of $19,638 (2007) and $25,389 (2006))	$723,420	$641,479
Income taxes, net	32,763	2,013
Non-Cash Investing and Financing Activities
2007

     Certain credits from aircraft and engine manufacturers in the amount of $37,340 reduced the basis of Flight equipment under operating leases and increased Lease receivables and other assets.
2006

     Certain credits from aircraft and engine manufacturers in the amount of $37,042 reduced the basis of Flight equipment under operating leases and increased Lease receivables and other assets.
See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)
A.	Basis of Preparation
     International Lease Finance Corporation (“the Company,” “ILFC,” “management,” “we,” “our,” “us”) is an indirect wholly owned subsidiary of American International Group, Inc. (“AIG”). AIG is a holding company, which through its subsidiaries is primarily engaged in a broad range of insurance and insurance-related activities in the United States and abroad. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements include our accounts, accounts of all other entities in which we have a controlling financial interest, as well as accounts of variable interest entities in which we are the primary beneficiary as defined by Financial Accounting Standards Board Interpretation No. 46R “Consolidation of Variable Interest Entities.” All material intercompany accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods presented have been included. Certain reclassifications have been made to the 2006 unaudited condensed consolidated financial statements to conform to the 2007 presentation. Operating results for the six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.
B.	Derivative Activities
     We use derivatives to manage exposures to interest rate and foreign currency risks and we account for derivatives in accordance with SFAS 133. During the six and three months ended June 30, 2007 and 2006, we recorded the following for the derivative instruments and related hedged items in earnings:

	Six Months Ended		Three Months Ended
	June 30		June 30
	(Dollars in thousands)
	2007	2006	2007	2006
(Income) loss related to derivative instruments:
Change in fair value of derivative instruments with no hedge accounting treatment under SFAS 133 (a)	$(17,546)	$(238,123)	$53	$(100,620)
Offsetting change in value of foreign denominated debt related to contracts that did not qualify for hedge accounting treatment under SFAS 133	33,572	164,264	(50)	89,235
Change in fair value of derivative instruments accounted for as fair value hedges	—	(52,827)	—	(33,686)
Offsetting change in value of foreign denominated debt related to fair value hedges	—	54,379	—	35,223
Ineffectiveness related to cash flow hedges	298	(1,551)	(307)	—
Reclassification of Other Comprehensive Income related to derivative instruments de-designated from hedges	(3,747)	—	648	—

Loss (income) related to derivative instruments and related economically hedged items	$12,577	$(73,858)	$344	$(9,848)

(a)	In the second quarter of 2007, we redesignated four swaps for hedge accounting under SFAS 133, previously outstanding but did not qualify for hedge accounting treatment under SFAS 133. Subsequent to the redesignation, all derivatives qualified as hedges under SFAS 133.
          In addition, $59.1 and $87.9 million of foreign currency adjustments related to foreign denominated hedged items were reclassified to OCI for the three and six months ended June 30, 2007, respectively. $162.4 million and $198.2 million were reclassified for the same periods ended June 30, 2006.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007
(Unaudited)
     We recorded increases in lease revenue related to derivatives for the following periods:

Six Months Ended		Three Months Ended
June 30		June 30
(Dollars in thousands)
2007	2006	2007	2006
$2,092	$7,520	$595	$3,057
     During the six months ended June 30, 2007 and 2006, $48.0 million (net) and $24.8 million (net) were reclassified from Accumulated other comprehensive income (loss) to interest expense when interest was paid or received on our qualifying SFAS 133 cash flow hedges, respectively. We estimate that within the next twelve months, we will amortize into earnings approximately $37.2 million of the pre-tax balance in Accumulated other comprehensive income (loss) under cash flow hedge accounting in connection with our program to convert debt from floating to fixed interest rates. All components of each derivative’s gain or loss were included in the assessment of ineffectiveness.
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
     Our financial statements include the following amounts involving related parties:

	June 30,		December 31,
	2007	2006	2006
	(Dollars in thousands)
Expense (income):
Allocation of corporate costs from AIG	$6,736	$5,182
Management services paid to AIG	26	48
Management fees received from trusts	(4,839)	(4,812)
Asset (liability):
Taxes benefit sharing payable to AIG	$(245,000)		$(245,000)
Accrued corporate costs payable to AIG	(2,550)		(1,805)
Income taxes receivable from AIG	587,478		448,343
Medium term notes	(200,000)		(200,000)
Receivable from trusts	107		444
     All of our derivative contracts are entered into with AIG Financial Products Corp., a related party. The fair market value is disclosed separately on our Condensed Consolidated Balance Sheets. See Note B – Derivative Activities for amounts included in our Condensed Consolidated Statements of Income.
D.	Recent Accounting Pronouncements
Fin 48
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
JUNE 30, 2007
(Unaudited)
     As of the date of adoption of FIN 48, the total amount of uncertain tax liabilities was $54.8 million (including interest of $16.4 million), which was already recognized. This amount relates to proposed tax return adjustments for the years 1991 to 2003, which have been agreed with, but not yet finalized by, the relevant taxing authorities.
     During the six months ended June 30, 2007, these recognized uncertain tax liabilities were reduced by $23.9 million (including interest of $10.1 million) as a result of settlement of a portion of such liabilities with AIG, and were increased by $1.6 million, reflecting additional tax return adjustments and interest. In addition, $22.8 million in uncertain tax benefits related to Foreign Sales Corporation (“FSC”) benefits or Extraterritorial Income (“ETI”) exclusions would, if recognized for financial reporting purposes, reduce our effective tax rate. We estimate additional unrecognized tax benefits of an amount ranging from $45.0 million to $60.0 million over the next twelve months.
     AIG continually evaluates proposed adjustments by taxing authorities. The tax years 1991 through 2006 remain subject to examination by tax authorities in the jurisdictions to which we are subject (principally in the United States).
SFAS 157
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
SFAS 159
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
SOP 07-1
     In June 2007, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 07-1 (SOP 07-1), ''Clarification of the Scope of the Audit and Accounting Guide ‘Audits of Investment Companies’ and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.’’ SOP 07-1 amends the guidance for when an entity may apply the provisions of the Audit and Accounting Guide for Investment Companies (the Guide). Investment companies that are within the scope of the Guide report all investments at fair value regardless of the nature of the investment or the level of ownership. SOP No. 07-1 also establishes new requirements for when we can retain specialized investment company accounting in its consolidated financial statements for subsidiaries and equity method investees that are within the scope of the Guide. SOP No. 07-1 is effective for us on January 1, 2008. The adoption of this guidance will not have a material effect on our consolidated financial condition, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Forward-Looking Statements
     This quarterly report on Form 10-Q contains or incorporates statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the state of the airline industry, the Company’s access to the capital markets, the Company’s ability to restructure leases and repossess aircraft, the structure of the Company’s leases, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company’s financial condition or results of operations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and “should” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or industry results to vary materially from the Company’s future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, the risk factors described and referred to in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Industry Conditions,” “Quantitative and Qualitative Disclosures about Market Risk” and “Part II — Item 1A. Risk Factors,” in this Form 10-Q and in the section titled “Part I – Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and general industry economic and business conditions, which will, among other things, affect demand for aircraft, availability and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives, and environmental and safety requirements. The Company will not update any forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

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
     As of June 30, 2007, we owned 894 aircraft, had nine aircraft in the fleet that were classified as finance leases, and provided fleet management services for 104 aircraft. We have contracted with Airbus and Boeing to buy 246 new aircraft for delivery through 2017 with an estimated purchase price of $20.9 billion, 12 of which will deliver during the remainder of 2007. We anticipate the purchases to be financed in part by operating cash flows and in part by incurring additional debt.
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
     Despite rising fuel prices which significantly impacted the airline industry during 2006, and continue to impact it in 2007, overall industry trends have shown continued improvement. Aircraft demand is strong, and as a result, we continue to see a strengthening of lease rates. Although lease rates strengthened through June 30, 2007, there is a lag between changes in market conditions and their impact on our results, as contracts signed during times of lower lease rates are still in effect, including a number of new aircraft that were delivered in 2007. Therefore, the improvement in the airline industry has yet to be completely reflected in our financial performance. We believe we are well positioned in the current industry environment with signed lease agreements or letters of intent for all of our remaining 2007 and all but three of our 2008 deliveries of new aircraft. All aircraft in our existing fleet were leased to customers at June 30, 2007. We are also experiencing an increased level of interest from third party investors and debt and equity providers regarding the purchase of aircraft from our fleet. Although we only sold one aircraft to a third party during the first six months of 2007, we are in negotiations to sell additional aircraft. We expect to finalize these sales during the remainder of the year.
     Our income before income taxes increased for the three months ended June 30, 2007, compared to the same period in 2006, in spite of an increase in losses related to derivatives and foreign exchange mark-to-spot on our economically hedged debt. We obtained hedge accounting in the second quarter of 2007 for all our existing eligible swap agreements. This resulted in reduced volatility in period earnings.
     We had aircraft on lease to Swissair at the time they filed for bankruptcy in 2001. We had made claims to the Swissair estates in liquidation for losses related to those leases and the repossession of those aircraft. During the second quarter, we started negotiations to sell those claims to a third party. On August 3, 2007, we received $24.1 million for the sale of a portion of the claims.
     Prior to 2007, we have received tax benefits under the Foreign Sales Corporation law and its successor regime, the Extraterritorial Income Act (“ETI”). In October 2004, Congress passed a bill, the American Jobs Creation Act of 2004, repealing the corporate export tax benefits under the ETI, after the World Trade Organization ruled the export subsidies were illegal. Under the bill, ETI export tax benefits for corporations ceased to exist for the year 2007. Our effective tax rate has risen to a rate consistent with the expected statutory rate.
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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     On June 9, 2006, the Supreme Court of Canada ruled in favor of various Canadian airport authorities and NAV Canada against aircraft owners of Canada 3000’s (“C3”) fleet, for charges incurred but not paid by C3 prior to its bankruptcy in November 2001. In January 2007, we settled those charges for an amount approximately equal to the liability we accrued in 2006.
     In 2005, ILFC and Airbus signed a purchase agreement covering A350 aircraft. Airbus has advised us of delays and a redesign of the A350 aircraft. We are currently in contract discussions with Airbus concerning conversion or amendment of the existing A350 contract to the newly designed A350XWB.
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
Financial Condition
     We borrow funds to purchase new and used flight equipment, including funds for progress payments during aircraft construction, and to pay off maturing debt obligations. These funds are borrowed principally on an unsecured basis from various sources. During the six months ended June 30, 2007, we borrowed $3.4 billion (excluding commercial paper) and $1.3 billion was provided by operating activities. As of June 30, 2007, we have committed to purchase 246 new aircraft from Airbus and Boeing at an estimated aggregate purchase price of $20.9 billion for delivery through 2017. We currently expect to fund expenditures for aircraft and to meet liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     Our borrowing strategy will, over time, result in approximately 15% or less of our debt, excluding commercial paper, maturing in any one year. Management continues to explore new funding sources and ways to diversify our investor base. Our debt financing was comprised of the following at the following dates:

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
Public bonds and medium-term notes	$22,417,479	$21,317,011
Bank and other term debt	3,948,533	3,818,688
Subordinated debt	1,000,000	1,000,000

Total public debt, bank debt and subordinated debt	27,366,012	26,135,699

Commercial paper	4,197,824	2,757,647
Deferred debt discount	(36,169)	(33,104)

Total debt financing	$31,527,667	$28,860,242

Selected interest rates and ratio:
Composite interest rate including the effect of all derivative instruments	5.27%	5.24%
Composite interest rate excluding the effect of derivative instruments that did not qualify for hedge accounting treatment under SFAS 133 (a)	5.27%	5.00%
Percentage of total debt at fixed rates	75.34%	78.88%
Composite interest rate on fixed rate debt	5.16%	5.12%
Bank prime rate	8.25%	8.25%

(a)	At June 30, 2007, all derivatives qualified for, and were designated as, hedges under SFAS 133.
     The above amounts represent the anticipated settlement of our currently outstanding debt obligations and includes cumulative foreign exchange adjustments in the amount of $56.6 million at June 30, 2007, and $55.3 million at December 31, 2006, related to debt that we have not hedged through derivative instruments, but for which we have mitigated our foreign exchange exposure by offsetting Euro denominated lease payments. Certain adjustments required to present currently outstanding economically hedged debt obligations have been recorded and presented separately on the balance sheet, including adjustments related to foreign currency and interest rate hedging activities. We have eliminated the currency exposure arising from foreign currency denominated notes by either economically hedging the notes through swaps or through the offset provided by operating lease payments denominated in the related currency. Foreign currency denominated debt is translated into US dollars using exchange rates as of each balance sheet date. The foreign exchange adjustment for the foreign currency denominated debt economically hedged with derivative contracts was an increase of $798.8 million at June 30, 2007, and an increase of $677.4 million at December 31, 2006. Composite interest rates and percentages of total debt at fixed rates reflect the effect of derivative instruments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Public Debt (Exclusive of the Commercial Paper Program)
     The interest on most of the public debt is effectively fixed for the terms of the notes. We have the ability to borrow under various public debt financing arrangements as follows:

	Maximum	Sold as of	Sold as of	Sold as of
	Offering	December 31, 2006	June 30, 2007	July 23, 2007
	(Dollars in millions)
Registration statement dated August 16, 2006 (including $10.0 billion Medium-Term Note Program)	Unlimited(a)	$1,900	$4,350	$4,350
Registration statement dated December 20, 2002 (including $2.88 billion Medium-Term Note Program and $1.0 billion Retail Medium-Term Note Program)	$6,080 (b)	5,782	5,838	5,854
Euro Medium-Term Note Programme dated September 2005 (c)(d)	7,000	4,276	4,276	4,276

(a)	Includes $645 million, which was incorporated into the registration statement from a prior registration statement. As a result of the Company’s Well Known Seasoned Issuer (“WKSI”) status, we have an unlimited amount of debt securities registered for sale.

(b)	Includes $1.08 billion, which was incorporated into the registration statement from a prior registration statement, increasing the maximum offering from $5.0 billion to $6.08 billion.

(c)	We have economically hedged the foreign currency risk of the notes through derivatives or through the offset provided by operating lease payments denominated in the related currency.

(d)	This is a perpetual program. As a bond matures, the principal amount becomes available for new issuances under the program.
Bank Term Debt
     In January 1999, we entered into an Export Credit Facility for up to a maximum of $4.3 billion for aircraft delivered through 2001. The facility was used to fund 85% of each aircraft’s purchase price. This facility is guaranteed by various European Export Credit Agencies. We financed 62 aircraft using $2.8 billion under this facility over ten years with interest rates from 5.753% to 5.898%. We have collateralized the debt by a pledge of the shares of a subsidiary which holds title to the aircraft financed under the facility. At June 30, 2007, $0.8 billion was outstanding under the facility and the net book value of the related aircraft was $2.7 billion.
     We have an Export Credit Facility for up to a maximum of $3.64 billion for Airbus aircraft to be delivered through May 31, 2008. The facility is used to fund 85% of each aircraft’s purchase price. This facility becomes available as the various European Export Credit Agencies provide their guarantees for aircraft based on a six-month forward-looking calendar. The financing is for a ten-year fully amortizing loan per aircraft at an interest rate determined through a bid process. We have collateralized the debt by a pledge of the shares of a subsidiary which holds title to the aircraft financed under this facility. As of June 30, 2007, 36 aircraft were financed under this facility and $2.0 billion was outstanding. The net book value of the related aircraft was $2.6 billion.
     From time to time, we enter into funded bank financing arrangements. As of June 30, 2007, we had a total of $1.1 billion outstanding, which have varying maturities through February 2012. The interest rates are LIBOR based with spreads ranging from 0.300% to 1.625%.
Subordinated Debt
     In December of 2005, we entered into two tranches of subordinated debt totaling $1.0 billion. Both mature on December 21, 2065, but each tranche has a different call option. The $6e00 million tranche has a call date of December 21, 2010, and the $400 million tranche has a call date of December 21, 2015. The tranche with the 2010 call date has a fixed interest rate of 5.90% for the first five years. The tranche with the 2015 call date has a fixed interest rate of 6.25% for the first ten years. Both tranches have interest rate adjustments if the

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED
call option is not exercised. If the call option is not exercised, the new interest rate will be a floating quarterly reset rate based on the initial credit spread plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury.
Commercial Paper
     We currently have a $6.0 billion Commercial Paper Program. Under this program, we may borrow in minimum increments of $100,000 for periods from one day to 270 days. It is our intention to only sell commercial paper to a maximum amount of 75% of the total amount of the backup facilities available (see Bank Commitments). The weighted average interest rate of our commercial paper outstanding was 5.29% at June 30, 2007, and 5.30% at December 31, 2006.
Bank Commitments
     As of June 30, 2007, we had committed revolving credit agreements with an original group of 35 banks aggregating $6.5 billion, consisting of a $2.0 billion five-year tranche that expires in October 2009, a $2.0 billion five-year tranche that expires in October 2010, and a $2.5 billion five-year tranche that expires in October 2011. These revolving credit agreements provide for interest rates that vary according to the pricing option in effect at the time of borrowing. Pricing options include prime, a range from .25% over LIBOR to 1.85% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The credit agreements are subject to facility fees of up to .10% of amounts available. This financing is used as backup for our maturing debt and other obligations. We expect to replace or extend these credit agreements on or prior to their expiration dates. At June 30, 2007, we had not drawn on our revolving loans and lines of credit.
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
Derivatives
     In the normal course of business, we employ a variety of derivative products to manage our exposure to interest rates risks and foreign currency risks. We enter into derivative transactions only to economically hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements and currency swap agreements. At June 30, 2007, we had interest rate derivative contracts and foreign exchange derivative contracts that we accounted for as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS 133”). We had four foreign exchange derivative contracts that did not qualify for hedge accounting under SFAS 133 at March 31, 2007. At the beginning of the second quarter, we redesignated those contracts and at June 30, 2007, all our derivative contracts were accounted for as cash flow hedges, as defined by SFAS 133.
     When interest rate and foreign currency swaps are effective as cash flow hedges under the technical requirements of SFAS 133, they offset the variability of expected future cash flows, both economically and for financial reporting purposes. We have historically used such instruments to effectively mitigate foreign currency and interest rate risks. The effect of our ability to apply hedge accounting for the swaps is that changes in their fair values are recorded in other comprehensive income instead of in earnings each reporting period. As a result, reported net income will not be directly influenced by changes in interest rates and currency rates.

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
     The following summarizes our contractual obligations at June 30, 2007:
Existing Commitments

	Commitments Due by Fiscal Year
	Total	2007	2008	2009	2010	2011	Thereafter
	(Dollars in thousands)
Public and Bank Term Debt	$26,366,012	$3,825,699	$4,550,759	$4,092,751	$4,408,032	$4,796,861	$4,691,910

Commercial Paper	4,197,824	4,197,824	—	—	—	—	—

Subordinated Debt	1,000,000	—	—	—	—	—	1,000,000

Interest Payments on Debt Outstanding (a)(b)	8,184,205	727,167	1,263,093	1,041,686	814,626	585,653	3,751,980

Operating Leases	80,930	4,490	9,303	9,594	9,969	10,367	37,207

Pension Obligations (c)	4,226	637	658	678	712	753	788

Tax Benefit Sharing Agreement Due to AIG	245,000	160,000	—	85,000	—	—	—

Purchase Commitments	20,927,500	889,800	4,115,000	2,649,700	1,286,000	1,159,400	10,827,600

Total	$61,005,697	$9,805,617	$9,938,813	$7,879,409	$6,519,339	$6,553,034	$20,309,485

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Contingent Commitments

	Contingency Expiration by Fiscal Year
	Total	2007	2008	2009	2010	2011	Thereafter
	(Dollars in thousands)
Put Options (d)	343,550	—	—	—	—	—	343,550

Asset Value Guarantees (d)	166,818	—	35,452	16,150	—	27,841	87,375

Loan Guarantees (d)	33,659	—	—	—	—	—	33,659

Lines of Credit	50,000	—	—	—	—	50,000	—

Total	$594,027	$—	$35,452	$16,150	$—	$77,841	$464,584

(a)	Future interest payments on floating rate debt are estimated using floating interest rate in effect at June 30, 2007.

(b)	Includes the effect of interest rate and foreign currency derivative instruments.

(c)	Our pension obligations are part of intercompany expenses, which AIG allocates to us on an annual basis. The amount is an estimate of such allocation. The column “2007” consists of total estimated allocations for 2007 and the column “Thereafter” consists of the 2012 estimated allocation. The amount allocated has not been material to date.

(d)	From time to time, we participate with airlines, banks and other financial institutions to assist in financing aircraft by providing asset guarantees, put options, or loan guarantees collateralized by aircraft. As a result, should we be called upon to fulfill our obligations, we would have recourse to the value of the underlying aircraft.
Results of Operations - Three months ended June 30, 2007 versus 2006.
     Revenues from rentals of flight equipment increased 13.0% to $1,133.1 million in 2007 from $1,002.6 million in 2006. The number of aircraft in our fleet increased to 894 at June 30, 2007, compared to 813 at June 30, 2006. Revenues from rentals of flight equipment increased (i) $137.9 million due to the purchase of aircraft after April 1, 2006, and earning revenue during the entire period, or part thereof, in 2007 compared to no or partial earned revenue for the same period in 2006 and (ii) $6.2 million related to aircraft that were redelivered or had lease rates changes during the twelve months ended June 30, 2007. The increases were offset by a $14.4 million decrease related to aircraft deployed during the period ended June 30, 2006, and sold prior to June 30, 2007. Overhaul revenue increased $0.8 million in 2007 compared to 2006 due to an increase in leases, which include overhaul provisions, resulting in a modest increase in the aggregate number of hours flown on which we collect overhaul revenue.
     All aircraft in our fleet were subject to a signed lease agreement or a signed letter of intent at June 30, 2007.
     In addition to leasing operations, we engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment on a principal and commission basis. Revenues from flight equipment marketing decreased to $2.2 million in 2007 compared to $20.8 million in 2006. We did not sell any aircraft during the second quarter of 2007, compared to three aircraft and two engines sold during the same period in 2006.
     Interest and other revenue remained relatively constant between the periods and consists mainly of interest income on notes receivable, management fees, and lease-related fees.
     Interest expense increased to $411.1 million in 2007 compared to $364.4 million in 2006 as a result of (i) an increase in average debt outstanding (excluding the effect of debt discount and foreign exchange adjustments), primarily borrowed to finance aircraft acquisitions, to $30.8 billion in 2007 compared to $28.2 billion in 2006 and (ii) an increase in interest rates.
     The income effect related to derivatives was a $0.3 million expense in 2007 compared to a $9.8 million gain in 2006. The low income effect in the second quarter of 2007 is because we began applying hedge accounting to all our eligible swap contracts at the beginning of the second quarter. At June 30, 2006, we had four contracts that did not qualify for hedge accounting (see Note B. of Notes to Condensed Consolidated

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Financial Statements). Our composite borrowing rates in the second quarters of 2007 and 2006, which include the effect of derivatives, were as follows:

	2007	2006	Increase
Beginning of Quarter	5.23%	5.12%	0.11%

End of Quarter	5.27%	5.24%	0.03%

Average	5.25%	5.18%	0.07%
     Depreciation of flight equipment increased 12.6% to $434.2 million in 2007 compared to $385.5 million in 2006 due to the increased cost of the fleet.
     Flight equipment rent expense relates to two sale-leaseback transactions we entered into in the first quarter of 2006.
     Provision for overhauls remained relatively constant, as a direct result of hours flown staying relatively constant for the two periods.
     Selling, general and administrative expenses decreased to $46.2 million in 2007 compared to $56.8 million in 2006 due to (i) a decrease due to a one-time charge in the amount of $9.6 million taken in 2006 related to a Canadian court ruling; (ii) a decrease due to a charge of $8.5 million taken in 2006 related to notes receivable from Varig, which had filed for bankruptcy protection; and (iii) a decrease of $1.9 million in consulting and professional fees. The lower expenses were offset by (i) higher operating expenses to support our growing fleet in the amount of $4.0 million; (ii) an increase of $1.5 million in 2007 salaries and employee related expenses compared to 2006, primarily due to an increase in employee benefit charges from AIG; and (iii) a $3.9 million one-time charge taken related to a joint venture aircraft.
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
     Our effective tax rate for the quarter ended June 30 increased from 32.2% in 2006 to 35.5% in 2007. The increase is due to a complete phase out of the Extraterritorial Income Act benefit exclusion as of December 31, 2006 as a result of the 2004 enactment of the American Jobs Creation Act and a complete phase out of Foreign Sales Corporation benefits. The result of the phase out was an increase in the provision of $6.0 million for the period ended June 30, 2007 compared to the same period in 2006.
     Other comprehensive income was $26.6 million in 2007 compared to $14.5 million in 2006. The increase was primarily due to changes in the market value on derivatives qualifying for and designated as cash flow hedges under SFAS 133.
Results of Operations - Six months ended June 30, 2007 versus 2006.
     Revenues from rentals of flight equipment increased 14.9% to $2,202.5 million in 2007 from $1,917.0 million in 2006. The number of aircraft in our fleet increased to 894 at June 30, 2007, compared to 813 at June 30, 2006. Revenues from rentals of flight equipment increased (i) $270.6 million due to the purchase of aircraft after January 1, 2006, and earning revenue during the entire period, or part thereof, in 2007 compared to no or partial earned revenue for the same period in 2006 and (ii) $15.2 million related to aircraft that were redelivered or had lease rates changes during the twelve months ended June 30, 2007. The increases were offset by a $29.3 million decrease related to aircraft deployed during the period ended June 30, 2006, and sold prior to June 30, 2007. Overhaul revenue increased $29.0 million in 2007 compared to 2006 due to an increase in leases which include overhaul provisions resulting in an increase in the aggregate number of hours flown, on which we collect overhaul revenue.
     All aircraft in our fleet were subject to a signed lease agreement or a signed letter of intent at June 30, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     In addition to leasing operations, we engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment on a principal and commission basis. Revenues from flight equipment marketing decreased to $4.8 million in 2007 compared to $39.6 million in 2006. We sold one aircraft during the six months ended June 30, 2007, compared to three aircraft and two engines sold during the same period in 2006.
     Interest and other revenue decreased to $40.6 million in 2007 compared to $42.2 million in 2006, due to lower gains related to sale of marketable securities in the amount of $2.8 million and other minor decreases in the amount of $0.4 million. The decreases were offset by (i) higher fee revenue due to non-performance by customers in the amount of $0.8 million and (ii) higher revenue from our VIEs in the amount of $0.8 million.
     Interest expense increased to $792.8 million in 2007 compared to $696.6 million in 2006 as a result of (i) an increase in average debt outstanding (excluding the effect of debt discount and foreign exchange adjustments), primarily borrowed to finance aircraft acquisitions, to $30.2 billion in 2007 compared to $27.6 billion in 2006 and (ii) an increase in interest rates.
     We recorded a $12.6 million net charge related to derivatives and foreign exchange gains related to the economically hedged items for the period ended June 30, 2007. The net charge consisted of derivative gains of $21.0 million and foreign exchange losses of $33.6 million. For the same period 2006, we recorded a net gain of $73.9 million. The net gain consisted of derivative gains of $292.5 million and foreign exchange losses of $218.6 million. We began applying hedge accounting for all our swap contracts at the beginning of the second quarter. At June 30, 2006, we had four contracts that did not qualify for hedge accounting (see Note B. of Notes to Condensed Consolidated Financial Statements).
     Our composite borrowing rates for the six months ended June 30, 2007 and 2006, which include the effect of derivatives, were as follows:

	2007	2006	Increase
Beginning of Six Months	5.24%	5.00%	0.24%

End of Six Months	5.27%	5.24%	0.03%

Average	5.26%	5.12%	0.14%
     Depreciation of flight equipment increased 12.1% to $839.7 million in 2007 compared to $749.2 million in 2006 due to the increased cost of the fleet.
     Flight equipment rent expense relates to two sale-leaseback transactions we entered into in the first quarter of 2006.
     Provision for overhauls increased to $128.4 million in 2007 compared to $121.1 million in 2006 due to an increase in expected overhaul related expenses due to an increase in leases which include overhaul provisions.
     Selling, general and administrative expenses decreased to $83.4 million in 2007 compared to $100.3 million in 2006 due to (i) a decrease of $17.3 million in charges related to lessees who had filed for bankruptcy protection in 2006; (ii) a decrease due to a one-time charge in the amount of $9.6 million taken in 2006 related to a Canadian court ruling; and (iii) a decrease of $2.6 million in consulting and professional fees. The decrease was offset by (i) an increase of $3.7 million in 2007 salaries and employee related expenses compared to 2006, primarily due to an increase in employee benefit charges from AIG; (ii) an increase of $3.8 million in operating expenses to support our growing fleet; (iii) a $3.9 million one-time charge taken related to a joint venture aircraft; and (iv) other minor increases in the amount of $1.2 million.
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
     Our effective tax rate for the six months ended June 30 increased from 32.3% in 2006 to 36.0% in 2007. The increase is due to a complete phase out of the Extraterritorial Income Act benefit exclusion as of December 31, 2006 as a result of the 2004 enactment of the American Jobs Creation Act and a complete phase out of

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Foreign Sales Corporation benefits. The result of the phase out was an increase in the provision of $16.2 million for the period ended June 30, 2007 compared to the same period in 2006.
     Other comprehensive income was $10.8 million in 2007 compared to $11.2 million in 2006. The decrease was primarily due to changes in the market value on derivatives qualifying for cash flow hedges under SFAS 133.

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
     We calculate the VaR with respect to the net fair value by using historical scenarios. This methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent two quarters of historical information for interest rates and foreign exchange rates were used to construct the historical scenarios at June 30, 2007, and the most recent five quarters were used to construct the scenarios at December 31, 2006. For each scenario, each financial instrument is re-priced. Scenario values for us are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum adverse deviation in net fair value incurred under these scenarios with 95% confidence (i.e. only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period is assumed in computing the VaR figure. The table below presents the average, high and low VaRs on a combined basis and of each component of market risk for us for the periods ended June 30, 2007 and December 31, 2006. The decrease in the VaR is due to an increase in lease revenue and a decrease in the U.S. Dollar yields and yield volatilities.

	ILFC Market Risk
	Six Months Ended			Year Ended
	June 30, 2007			December 31, 2006
	(Dollars in millions)
	Average	High	Low	Average	High	Low
Combined	$84.8	$102.3	$71.6	$151.5	$208.7	$102.3

Interest Rate	84.5	102.2	71.8	151.3	208.0	102.2

Currency	0.8	1.0	0.7	0.9	1.6	0.3

ITEM 4T.	CONTROLS AND PROCEDURES
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
Based on our evaluation as of June 30, 2007, we have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Variable Interest Entities
At June 30, 2007, our Condensed Consolidated Balance Sheet included assets and liabilities of $117.8 million and $8.0 million, respectively, related to Variable Interest Entities (“VIEs”). At December 31, 2006, the balances were $124.7 million and $8.2 million. In addition, we recorded a net loss of $2.0 million and a net loss of $5.2 million for the periods ended June 30, 2007 and 2006, respectively, related to those VIEs. Our assessment of disclosure controls and procedures, as described above, includes the Variable Interest Entities. Each of the VIEs has a discrete number of assets and we, as lender and guarantor to the VIEs, have been provided sufficient information to conclude that our procedures with respect to these VIEs are effective in providing reasonable assurance that the information required to be disclosed by us relating to these entities is reconciled, processed, summarized and reported within the periods specified by the Securities and Exchange Commission. However, management has been unable to assess the effectiveness of internal controls at those entities due to our inability to dictate or modify the control over financial reporting of those entities, or to assess those controls.
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

ITEM 4T.
CONTROLS AND PROCEDURES
(CONTINUED)
(C) Changes in Internal Control Over Financial Reporting
Remediation of Material Weaknesses in Internal Control over Financial Reporting
During the three months ended March 31, 2007, we took the following actions to remediate the material weakness:
•	We established enhanced procedures performed by accounting personnel over documentation with respect to hedge accounting.

•	We established reviews of ineffectiveness measures by qualified personnel to ensure acceptable methods are used.
Accordingly, management has concluded that this material weakness was remediated as of March 31, 2007.
There have been no other changes in our internal control over financial reporting during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

     PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
Our business is subject to numerous risks and uncertainties, as described below and in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Industry Conditions” and “Quantitative and Qualitative Disclosures about Market Risk.”
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

     PART II. OTHER INFORMATION (CONTINUED)
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

INTERNATIONAL LEASE FINANCE CORPORATION

August 6, 2007	/S/ Steven F. Udvar-Hazy STEVEN F. UDVAR-HAZY
Chairman of the Board and
Chief Executive Officer

August 6, 2007	/S/ Alan H. Lund ALAN H. LUND
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