Form 10-Q
period 2007-09-30
INTERNATIONAL LEASE FINANCE CORP
filed 2007-11-09
CIK 714311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
     As of October 31, 2007, there were 45,267,723 shares of Common Stock, no par value, outstanding.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash, including interest bearing accounts of $172,316 (2007) and $154,812 (2006)	$182,547	$157,120
Current income taxes	591,522	448,343
Notes receivable, net of allowance, and net investment in finance leases	383,994	431,944
Flight equipment under operating leases	51,600,373	47,200,028
Less accumulated depreciation	9,984,988	8,724,079

	41,615,385	38,475,949
Deposits on flight equipment purchases	773,908	1,077,444
Lease receivables and other assets	452,655	476,670
Derivative assets	1,117,406	738,620
Variable interest entities assets	115,643	124,734
Deferred debt issue costs, less accumulated amortization of $103,200 (2007) and $83,977 (2006)	99,812	104,704

	$45,332,872	$42,035,528

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued interest and other payables	$575,703	$417,424
Tax benefit sharing payable to AIG	245,000	245,000
Debt financing, net of deferred debt discount of $33,138 (2007) and $33,104 (2006)	29,876,252	27,860,242
Subordinated debt	1,000,000	1,000,000
Foreign currency adjustment related to foreign currency denominated debt	1,044,406	677,402
Derivative liabilities	11,080	—
Security deposits on aircraft, overhauls and other	1,347,531	1,281,833
Rentals received in advance	235,789	223,313
Deferred income taxes	4,058,480	3,747,141
Variable interest entities liabilities	10,594	8,175
SHAREHOLDERS’ EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B each having 500 shares issued and outstanding	100,000	100,000
Common stock — no par value; 100,000,000 authorized shares, 45,267,723 issued and outstanding	1,053,582	1,053,582
Paid-in capital	592,519	591,757
Accumulated other comprehensive (loss) income	(44,915)	2,718
Retained earnings	5,226,851	4,826,941

Total shareholders’ equity	6,928,037	6,574,998

	$45,332,872	$42,035,528

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Dollars in thousands)

	2007	2006
	(Unaudited)
REVENUES
Rental of flight equipment	$1,195,054	$1,038,297
Flight equipment marketing	16,450	4,558
Interest and other	44,003	21,886

	1,255,507	1,064,741

EXPENSES
Interest	417,570	388,237
Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	(3,989)	34,186
Depreciation of flight equipment	447,782	405,265
Flight equipment rent	4,500	4,500
Provision for overhauls	81,795	66,638
Selling, general and administrative	33,281	28,947

	980,939	927,773

INCOME BEFORE INCOME TAXES	274,568	136,968
Provision for income taxes	90,149	41,545

NET INCOME	$184,419	$95,423

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Dollars in thousands)

	2007	2006
	(Unaudited)
REVENUES
Rental of flight equipment	$3,397,566	$2,955,251
Flight equipment marketing	21,268	44,147
Interest and other	84,619	64,051

	3,503,453	3,063,449

EXPENSES
Interest	1,210,398	1,084,860
Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	8,588	(39,672)
Depreciation of flight equipment	1,287,483	1,154,511
Flight equipment rent	13,500	14,468
Provision for overhauls	210,205	187,744
Selling, general and administrative	116,656	129,272

	2,846,830	2,531,183

INCOME BEFORE INCOME TAXES	656,623	532,266
Provision for income taxes	227,668	169,122

NET INCOME	$428,955	$363,144

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Dollars in thousands)

	2007	2006
	(Unaudited)
NET INCOME	$184,419	$95,423

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net changes in cash flow hedges, net of taxes of $31,631 (2007) and $29,928 (2006)	(58,744)	(55,580)
Change in unrealized appreciation on securities available for sale, net of taxes of $142 (2007) and $68 (2006) and net of reclassifications of $465 (2007) and $0 (2006)	263	127

	(58,481)	(55,453)

COMPREHENSIVE INCOME	$125,938	$39,970

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Dollars in thousands)

	2007	2006
	(Unaudited)
NET INCOME	$428,955	$363,144

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net changes in cash flow hedges, net of taxes of $25,755 (2007) and $23,075 (2006)	(47,831)	(42,853)
Change in unrealized appreciation on securities available for sale, net of taxes of $106 (2007) and $735 (2006) and net of reclassifications of $465 (2007) and $0 (2006)	198	(1,364)

	(47,633)	(44,217)

COMPREHENSIVE INCOME	$381,322	$318,927

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Dollars in thousands)

	2007	2006
	(Unaudited)
OPERATING ACTIVITIES
Net income	$428,955	$363,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	1,287,483	1,154,511
Deferred income taxes	336,988	379,356
Change in fair value of derivative instruments	(441,291)	(440,293)
Foreign currency adjustment of non-US$ denominated debt	371,145	390,090
Amortization of deferred debt issue costs	23,247	23,040
Other, including foreign exchange adjustments on foreign currency denominated cash	(8,585)	(8,377)
Changes in operating assets and liabilities:
Decrease (increase) in lease receivables and other assets	60,127	(51,359)
Change in current income taxes	(143,179)	(213,971)
Increase in accrued interest and other payables	156,662	104,436
Increase in rentals received in advance	12,476	38,555
Change in unamortized debt discount	3,919	(2,723)
Other	16,143	13,342

Net cash provided by operating activities	2,104,090	1,749,751

INVESTING ACTIVITIES
Acquisition of flight equipment for operating leases	(3,943,322)	(5,064,756)
(Increase) decrease in deposits and progress payments	(408,267)	199,290
Proceeds from disposal of flight equipment, net of gain	87,103	373,646
Advances on notes receivable	—	(48,616)
Collections on notes receivable and finance leases	28,577	41,010
Other	1,729	4,189

Net cash used in investing activities	(4,234,180)	(4,495,237)

FINANCING ACTIVITIES
Net change in commercial paper	1,074,978	535,495
Proceeds from debt financing	3,748,168	5,216,655
Payments in reduction of debt financing	(2,811,244)	(3,036,805)
Debt issue costs	(22,307)	(29,199)
Increase in customer and other deposits	185,588	53,748
Payment of common and preferred dividends	(29,045)	(29,108)

Net cash provided by financing activities	2,146,138	2,710,786

Net increase in cash	16,048	(34,700)
Effect of exchange rate changes on cash	9,379	5,605
Cash at beginning of period	157,120	157,960

Cash at end of period	$182,547	$128,865

(Table continued on following page)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Dollars in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2007	2006
	(Unaudited)
Cash paid during the period for:
Interest, excluding interest capitalized of $27,672 (2007) and $36,715 (2006)	$1,135,790	$957,022
Income taxes, net	33,859	3,725
Non-Cash Investing and Financing Activities
2007
Certain credits from aircraft and engine manufacturers in the amount of $35,862 reduced the basis of Flight equipment under operating leases and increased Lease receivables and other assets.
$9,120 of Notes receivable and $5,529 of Lease receivable and other assets were exchanged for flight equipment of $14,649.
2006
Certain credits from aircraft and engine manufacturers in the amount of $97,904 reduced the basis of Flight equipment under operating leases and increased Lease receivables and other assets.
See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)
A. Basis of Preparation
     International Lease Finance Corporation (“the Company,” “ILFC,” “management,” “we,” “our,” “us”) is an indirect wholly owned subsidiary of American International Group, Inc. (“AIG”). AIG is a holding company, which through its subsidiaries is primarily engaged in a broad range of insurance and insurance-related activities in the United States and abroad. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements include our accounts, accounts of all other entities in which we have a controlling financial interest, as well as accounts of variable interest entities in which we are the primary beneficiary as defined by Financial Accounting Standards Board Interpretation No. 46R “Consolidation of Variable Interest Entities.” All material intercompany accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods presented have been included. Certain reclassifications have been made to the 2006 unaudited condensed consolidated financial statements to conform to the 2007 presentation. Operating results for the nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.
B. Derivative Activities
     We use derivatives to manage exposures to interest rate and foreign currency risks and we account for derivatives in accordance with SFAS 133. During the nine and three months ended September 30, 2007 and 2006, we recorded the following for the derivative instruments and related hedged items in earnings:

	Nine months Ended		Three Months Ended
	September 30		September 30
	(Dollars in thousands)
	2007	2006	2007	2006
(Income) loss related to derivative instruments:
Change in fair value of derivative instruments with no hedge accounting treatment under SFAS 133 (a)	$(17,546)	$(193,211)	$—	$44,913
Offsetting change in value of foreign denominated debt related to contracts that did not qualify for hedge accounting treatment under SFAS 133	33,572	151,776	—	(12,488)
Change in fair value of derivative instruments accounted for as fair value hedges	—	(47,731)	—	5,096
Offsetting change in value of foreign denominated debt related to fair value hedges	—	47,289	—	(7,091)
Ineffectiveness related to cash flow hedges	(4,249)	3,526	(4,547)	5,077
Reclassification of Other Comprehensive Income related to derivative instruments de-designated from hedges	(3,189)	(1,321)	558	(1,321)

Loss (income) related to derivative instruments and related economically hedged items	$8,588	$(39,672)	$(3,989)	$34,186

(a)	In the second quarter of 2007, we redesignated four swaps for hedge accounting under SFAS 133 that were previously outstanding but did not qualify for hedge accounting treatment under SFAS 133. Subsequent to the redesignation, all derivatives qualified as hedges under SFAS 133.
          In addition, $245.6 million and $333.5 million of foreign currency adjustments related to foreign denominated hedged items were reclassified to Other Comprehensive Income for the three and nine months ended September 30, 2007, respectively. $(10.7) million and $187.5 million were reclassified for the same periods ended September 30, 2006.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007
(Unaudited)
     We recorded increases in lease revenue related to derivatives for the following periods:

	Nine months Ended		Three Months Ended
Income	September 30		September 30
	(Dollars in thousands)
	2007	2006	2007	2006
	$2,182	$9,943	$90	$2,423
     During the nine months ended September 30, 2007 and 2006, $53.7 million (net) and $50.2 million (net), respectively, were reclassified from Accumulated other comprehensive income (loss) to interest expense when interest was paid or received on our qualifying SFAS 133 cash flow hedges. We estimate that within the next twelve months, we will amortize into earnings approximately $39.6 million of the pre-tax balance in Accumulated other comprehensive income (loss) under cash flow hedge accounting in connection with our program to convert debt from floating to fixed interest rates. All components of each derivative’s gain or loss were included in the assessment of ineffectiveness.
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
     Our financial statements include the following amounts involving related parties:

	September 30,		December 31,
	2007	2006	2006
	(Dollars in thousands)
Expense (income):
Allocation of corporate costs from AIG	$9,574	$7,923
Management services paid to AIG	20	24
Management fees received	(7,334)	(7,233)
Asset (liability):
Taxes benefit sharing payable to AIG	$(245,000)		$(245,000)
Accrued corporate costs payable to AIG	(1,529)		(1,805)
Income taxes receivable from AIG	591,522		448,343
Medium term notes	(200,000)		(200,000)
Management fees receivable	2,183		444
     All of our derivative contracts are entered into with AIG Financial Products Corp., a related party. The fair market value is disclosed separately on our Condensed Consolidated Balance Sheets. See Note B — Derivative Activities for amounts included in our Condensed Consolidated Statements of Income.
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
SEPTEMBER 30, 2007
(Unaudited)
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
     During the nine months ended September 30, 2007, these recognized uncertain tax liabilities were reduced by $23.9 million (including interest of $10.1 million) as a result of settlement of a portion of such liabilities with AIG, and were increased by $2.1 million, reflecting additional tax return adjustments and interest. In addition, $36.3 million in uncertain tax benefits related to Foreign Sales Corporation (“FSC”) benefits or Extraterritorial Income (“ETI”) exclusions would, if recognized for financial reporting purposes, reduce our effective tax rate. We estimate additional unrecognized tax benefits of an amount ranging from $45.0 million to $60.0 million over the next twelve months.
     AIG continually evaluates proposed adjustments by taxing authorities. The tax years 1991 through 2006 remain subject to examination by tax authorities in the jurisdictions to which we are subject (principally in the United States).
SFAS 157
     In September 2006, FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurement that require or permit fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. The FASB in its September 26, 2007 meeting directed the staff to proceed to draft a proposed FASB Staff Position (“FSP”) that would amend the scope of SFAS 157 to exclude SFAS 13 and its related interpretive accounting pronouncements. The FSP is expected to be approved in the fourth quarter 2007. We are currently assessing the effect of implementing this statement.
SFAS 159
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard will have no effect on our consolidated financial condition, results of operations or cash flows, since we do not expect to choose to fair value any financial instruments or other items not currently measured at fair value.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Forward-Looking Statements
     This quarterly report on Form 10-Q contains or incorporates statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the state of the airline industry, the Company’s access to the capital markets, the Company’s ability to restructure leases and repossess aircraft, the structure of the Company’s leases, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company’s financial condition or results of operations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and “should” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or industry results to vary materially from the Company’s future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, the risk factors described and referred to in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview and Industry Condition,” “Quantitative and Qualitative Disclosures about Market Risk” and “Part II — Item 1A. Risk Factors,” in this Form 10-Q and in the section titled “Part I — Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and general industry economic and business conditions, which will, among other things, affect demand for aircraft, availability and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives, and environmental and safety requirements. The Company will not update any forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

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
     As of September 30, 2007, we owned 894 aircraft, had nine aircraft in the fleet that were classified as finance leases, and provided fleet management services for 104 aircraft. We have contracted with Airbus and Boeing to buy 245 new aircraft for delivery through 2017 with an estimated purchase price of $21.0 billion. We have 11 aircraft that will deliver during the remainder of 2007. We anticipate the purchases to be financed in part by operating cash flows and in part by incurring additional debt.
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
     In September 2007, the International Air Transport Association (IATA) provided revised net global profit forecasts for 2007 and 2008 for the world’s airlines, demonstrating that the financial health of the world’s airlines is improving:

Year	Profit (Loss)
(dollars in billions)
2005 Actual	$(4.1)
2006 Actual	(0.5)
2007 Forecast (a)	5.6
2008 Forecast (a)	7.8

(a)	The 2007 forecast was revised upward from its original estimate of $5.1 billion stating that high oil prices were more than offset by stronger than expected demand for passenger traffic and a general improvement in airline financial performance. Further, the 2008 forecast was revised downward from its original estimate of $9.6 billion due to concerns over the continued rise in oil prices.
     Improvements seen in airline industry performance and the resulting increase in demand for our aircraft over the past few years are materializing in our financial results. We have seen lease rates strengthen for both newly delivered aircraft and re-leases of existing aircraft and we are pursuing a number of multi-aircraft sale transactions which are expected to close in late 2007 and 2008. For both the three months and nine months ended September 30, 2007, we have experienced significant increases in Income before income taxes. The increases in 2007 from 2006 have been the result of a number of positive factors impacting our business in 2007 including (i) an increase in lease rates for aircraft that have returned and been delivered to new lessees; (ii) an increase in the size of our fleet by 76 aircraft during the twelve-month period ending September 30, 2007; (iii) the receipt in the third quarter of $24.1 million for the sale of our claims from the 2001 Swissair bankruptcy; and (iv) an increase of $38.2 million related to hedging activities for the three months ended September 30, 2007, compared to the same period 2006. The effect of hedging activities on our 2007 earnings for the nine months was a decrease in earnings of $48.3 million compared to the same period in 2006. In April 2007 we obtained hedge accounting for all our existing eligible swap agreements, which will result in reduced volatility in earnings in subsequent periods. Further, in 2006 we incurred $17.3 million in expenses related to

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
the Varig bankruptcy and expenses of $9.6 million related to a Canadian court ruling on Nav Canada charges, which did not reoccur in 2007.
     Prior to 2007, we received tax benefits under the Foreign Sales Corporation law and its successor regime, the Extraterritorial Income Act (“ETI”). In October 2004, Congress passed a bill, the American Jobs Creation Act of 2004, repealing the corporate export tax benefits under the ETI, after the World Trade Organization ruled that the export subsidies were illegal. Under the bill, ETI export tax benefits for corporations ceased to exist beginning with the year 2007. Our effective tax rate has risen to a rate consistent with the expected statutory rate.
     We derive approximately 90% of our revenues from airlines outside the United States. A key factor in our success has been a concentrated effort to maximize our lease placements in regions that are strengthening, such as in Asia, Europe and the Middle East, and to minimize placements in regions that are under stress. At November 1, 2007, we believe we are well positioned in the current industry environment with signed lease agreements or letters of intent for all of our remaining 2007 and all of our 2008 deliveries of new aircraft.
     In 2005, ILFC and Airbus signed a purchase agreement covering A350 aircraft. Airbus has advised us of delays and a redesign of the A350 aircraft. We have concluded our contract discussions with Airbus related to the delays and redesign and have exercised our conversion options of the existing A350 contract to the newly designed A350XWB.
     We have ordered 68 787-800s and six 787-900s from Boeing with the first ten to deliver in 2010. Boeing has announced a six-month delay in planned initial deliveries of the 787s. We were informed, however, that the delays are not anticipated to affect our deliveries.
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
Financial Condition
     We borrow funds to purchase new and used flight equipment, including funds for progress payments during aircraft construction, and to pay off maturing debt obligations. These funds are borrowed principally on an unsecured basis from various sources. During the nine months ended September 30, 2007, we borrowed $3.7 billion (excluding commercial paper) and $2.1 billion was provided by operating activities. As of September 30, 2007, we have committed to purchase 245 new aircraft from Airbus and Boeing at an estimated aggregate purchase price of $21.0 billion for delivery through 2017. We currently expect to fund expenditures for aircraft and to meet liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements.
     Our borrowing strategy will, over time, result in approximately 15% of our debt, excluding commercial paper, maturing in any one year. Management continues to explore new funding sources and ways to diversify our investor base. Our debt financing was comprised of the following at the following dates:

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Public bonds and medium-term notes	$22,262,519	$21,317,011
Bank and other term debt	3,814,246	3,818,688
Subordinated debt	1,000,000	1,000,000

Total public debt, bank debt and subordinated debt	27,076,765	26,135,699

Commercial paper	3,832,625	2,757,647
Deferred debt discount	(33,138)	(33,104)

Total debt financing	$30,876,252	$28,860,242

Selected interest rates and ratio:
Composite interest rate including the effect of all derivative instruments	5.28%	5.24%
Composite interest rate excluding the effect of derivative instruments that did not qualify for hedge accounting treatment under SFAS 133 (a)	5.28%	5.00%
Percentage of total debt at fixed rates	76.11%	78.88%
Composite interest rate on fixed rate debt	5.19%	5.12%
Bank prime rate	7.75%	8.25%

(a)	At September 30, 2007, all derivatives qualified for, and were designated as, hedges under SFAS 133.
     The above amounts represent the anticipated settlement of our currently outstanding debt obligations and includes cumulative foreign exchange adjustments in the amount of $59.5 million at September 30, 2007, and $55.3 million at December 31, 2006, related to debt that we have not hedged through derivative instruments, but for which we have mitigated our foreign exchange exposure by offsetting Euro denominated lease payments. Certain adjustments required to present currently outstanding economically hedged debt obligations have been recorded and presented separately on the balance sheet, including adjustments related to foreign currency hedging and interest rate hedging activities. We have eliminated the currency exposure arising from foreign currency denominated notes by either economically hedging the notes through swaps or through the offset provided by operating lease payments denominated in the related currency. Foreign currency denominated debt is translated into US dollars using exchange rates as of each balance sheet date. The foreign exchange adjustment for the foreign currency denominated debt economically hedged with derivative contracts was $1.0 billion at September 30, 2007, and $677.4 million at December 31, 2006. Composite interest rates and percentages of total debt at fixed rates reflect the effect of derivative instruments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Public Debt (Exclusive of the Commercial Paper Program)
     The interest on most of the public debt is effectively fixed for the terms of the notes. We have the ability to borrow under various public debt financing arrangements as follows:

	Maximum	Sold as of	Sold as of	Sold as of
	Offering	December 31, 2006	September 30, 2007	October 31, 2007
	(Dollars in millions)
Registration statement dated August 16, 2006 (including $10.0 billion Medium-Term Note Program)	Unlimited(a)	$1,900	$4,650	$4,650

Registration statement dated December 20, 2002 (including $2.88 billion Medium-Term Note Program and $1.0 billion Retail Medium-Term Note Program)	$6,080 (b)	5,782	5,887	5,903

Euro Medium-Term Note Programme dated September 2005 (c)(d)	7,000	4,276	4,276	3,965

(a)	Includes $645 million, which was incorporated into the registration statement from a prior registration statement. As a result of the Company’s Well Known Seasoned Issuer (“WKSI”) status, we have an unlimited amount of debt securities registered for sale.

(b)	Includes $1.08 billion, which was incorporated into the registration statement from a prior registration statement, increasing the maximum offering from $5.0 billion to $6.08 billion.

(c)	We have economically hedged the foreign currency risk of the notes through derivatives or through the offset provided by operating lease payments denominated in the related currency.

(d)	This is a perpetual program. As a bond matures, the principal amount becomes available for new issuances under the program.
Bank Term Debt
     In January 1999, we entered into an Export Credit Facility for up to a maximum of $4.3 billion for aircraft delivered through 2001. The facility was used to fund 85% of each aircraft’s purchase price. This facility is guaranteed by various European Export Credit Agencies. We financed 62 aircraft using $2.8 billion under this facility over ten years with interest rates from 5.753% to 5.898%. We have collateralized the debt by a pledge of the shares of a subsidiary which holds title to the aircraft financed under the facility. At September 30, 2007, $748 million was outstanding under the facility and the net book value of the related aircraft was $2.6 billion.
     We have an Export Credit Facility for up to a maximum of $3.64 billion for Airbus aircraft to be delivered through May 31, 2008. The facility is used to fund 85% of each aircraft’s purchase price. This facility becomes available as the various European Export Credit Agencies provide their guarantees for aircraft based on a six-month forward-looking calendar. The financing is for a ten-year fully amortizing loan per aircraft at an interest rate determined through a bid process. We have collateralized the debt by a pledge of the shares of a subsidiary which holds title to the aircraft financed under this facility. As of September 30, 2007, 36 aircraft were financed under this facility and $1.9 billion was outstanding. The net book value of the related aircraft was $2.5 billion.
     From time to time, we enter into funded bank financing arrangements. As of September 30, 2007, we had a total of $1.1 billion outstanding, which have varying maturities through February 2012. The interest rates are LIBOR based with spreads ranging from 0.300% to 1.625%.
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
Commercial Paper
     We currently have a $6.0 billion Commercial Paper Program. Under this program, we may borrow in minimum increments of $100,000 for periods from one day to 270 days. It is our intention to only sell commercial paper to a maximum amount of 75% of the total amount of the backup facilities available (see Bank Commitments). The weighted average interest rate of our commercial paper outstanding was 5.14% at September 30, 2007, and 5.30% at December 31, 2006.
Bank Commitments
     As of September 30, 2007, we had committed unsecured revolving credit agreements with an original group of 35 banks aggregating $6.5 billion, consisting of a $2.0 billion five-year tranche that expires in October 2009, a $2.0 billion five-year tranche that expires in October 2010, and a $2.5 billion five-year tranche that expires in October 2011. These revolving credit agreements provide for interest rates that vary according to the pricing option in effect at the time of borrowing. Pricing options include prime, a range from .25% over LIBOR to 1.85% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The credit agreements are subject to facility fees of up to .10% of amounts available. This financing is used as backup for our maturing debt and other obligations. We expect to replace or extend these credit agreements on or prior to their expiration dates. At September 30, 2007, we had not drawn on our revolving loans and lines of credit.
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
Derivatives
     In the normal course of business, we employ a variety of derivative products to manage our exposure to interest rates risks and foreign currency risks. We enter into derivative transactions only to economically hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements and currency swap agreements. At September 30, 2007, we had interest rate derivative contracts and foreign exchange derivative contracts that we accounted for as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS 133”). We had four foreign exchange derivative contracts that did not qualify for hedge accounting under SFAS 133 at March 31, 2007. At the beginning of the second quarter, we redesignated those contracts and at September 30, 2007, all our derivative contracts were accounted for as cash flow hedges, as defined by SFAS 133.
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
     The counterparty to our derivative instruments is AIG Financial Products Corp., a related party. The derivatives are subject to a bilateral security agreement which, in certain circumstances, may allow one party to the agreement to require the second party to the agreement to provide collateral. Failure of the instruments or counterparty to perform under the derivative contracts would have a material impact on our results of operations.
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
     While we have been able to borrow the funds necessary to finance operations in the current market environment, turmoil in the airline industry or political environment could limit our ability to borrow funds from our current funding sources. Should this occur, we would seek alternative sources of funding, including securitizations, manufacturers’ financings, drawings upon our revolving credit agreements or additional short-term borrowings. If we were still unable to obtain sufficient funding, we could negotiate with manufacturers to defer deliveries of certain aircraft.
     The following summarizes our contractual obligations at September 30, 2007:
Existing Commitments

	Commitments Due by Fiscal Year
	Total	2007	2008	2009	2010	2011	Thereafter
	(Dollars in thousands)
Public and Bank Term Debt	$26,076,765	$1,126,367	$4,611,134	$4,116,808	$4,262,291	$4,438,266	$7,521,899

Commercial Paper	3,832,625	3,749,616	83,009	—	—	—	—

Subordinated Debt	1,000,000	—	—	—	—	—	1,000,000

Interest Payments on Debt Outstanding (a)(b)	7,901,092	390,388	1,283,153	1,061,153	827,916	585,970	3,752,512

Operating Leases (c)	89,583	2,261	9,303	10,717	11,422	11,886	43,994

Pension Obligations (d)	4,226	637	658	678	712	753	788

Tax Benefit Sharing Agreement Due to AIG	245,000	160,000	—	85,000	—	—	—

Purchase Commitments	20,995,200	840,300	4,115,000	2,649,700	1,286,000	1,404,400	10,699,800

Total	$60,144,491	$6,269,569	$10,102,257	$7,924,056	$6,388,341	$6,441,275	$23,018,993

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Contingent Commitments

	Contingency Expiration by Fiscal Year
	Total	2007	2008	2009	2010	2011	Thereafter
	(Dollars in thousands)
Put Options (e)	343,550	—	—	—	—	—	343,550
Asset Value Guarantees (e)	166,818	—	35,452	16,150	—	27,841	87,375
Loan Guarantees (e)	32,730	—	—	—	—	—	32,730
Lines of Credit	50,000	—	—	—	—	50,000	—

Total (f)	$593,098	$—	$35,452	$16,150	$—	$77,841	$463,655

(a)	Future interest payments on floating rate debt are estimated using floating interest rate in effect at September 30, 2007.

(b)	Includes the effect of interest rate and foreign currency derivative instruments.

(c)	Excludes fully defeased aircraft sale-lease back transactions.

(d)	Our pension obligations are part of intercompany expenses, which AIG allocates to us on an annual basis. The amount is an estimate of such allocation. The column “2007” consists of total estimated allocations for 2007 and the column “Thereafter” consists of the 2012 estimated allocation. The amount allocated has not been material to date.

(e)	From time to time, we participate with airlines, banks and other financial institutions to assist in financing aircraft by providing asset guarantees, put options, or loan guarantees collateralized by aircraft. As a result, should we be called upon to fulfill our obligations, we would have recourse to the value of the underlying aircraft.

(f)	Excluded from total contingent commitments are $32.9 million of uncertain tax liabilities. The amounts are included in Current taxes on our 2007 Condensed Consolidated Balance Sheet. The future cash flows to these liabilities are uncertain and we are unable to make reasonable estimates of the outflows. Also see Note D of Notes to Condensed Consolidated Financial Statements.
Results of Operations - Three months ended September 30, 2007 versus 2006.
     Revenues from rentals of flight equipment increased 15.1% to $1,195.1 million in 2007 from $1,038.3 million in 2006. The number of aircraft in our fleet increased to 894 at September 30, 2007, compared to 818 at September 30, 2006. Revenues from rentals of flight equipment increased (i) $133.6 million due to the addition of aircraft to our fleet that earned revenue during the entire period, or part thereof, in 2007 compared to no or partial earned revenue for the same period in 2006; (ii) $8.0 million related to aircraft in our fleet during both periods that were redelivered or had lease rate changes during the twelve months ended September 30, 2007; and (iii) $26.3 million due to an increase in the number of leases which include overhaul provisions, resulting in an increase in the aggregate number of hours flown on which we collect overhaul revenue. The increases were offset by an $11.1 million decrease related to aircraft in service during the period ended September 30, 2006, and sold prior to September 30, 2007.
     We had one aircraft in our fleet not subject to a signed lease agreement or a signed letter of intent at September 30, 2007.
     In addition to leasing operations, we engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment on a principal and commission basis. Revenues from flight equipment marketing increased to $16.5 million in 2007 compared to $4.6 million in 2006. We sold two aircraft and one engine during the third quarter of 2007, compared to three aircraft and no engines sold during the same period in 2006.
     Interest and other revenue increased to $44.0 million in 2007 compared to $21.9 million in 2006 due to the sale of claims related to Swissair’s bankruptcy for $24.1 million, offset by $2.0 million less in nonperformance fees from lessees.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     Interest expense increased to $417.6 million in 2007 compared to $388.2 million in 2006 as a result of (i) an increase in average debt outstanding (excluding the effect of debt discount and foreign exchange adjustments), primarily borrowed to finance aircraft acquisitions, to $31.2 billion in 2007 compared to $29.0 billion in 2006 and (ii) an increase in interest rates.
     We recorded a $4.0 million gain primarily related to ineffectiveness of derivatives designated as cash flow hedges for the period ended September 30, 2007. For the same period 2006, we recorded a net loss of $34.2 million. The net loss consisted of derivative losses of $53.8 million and foreign exchange gains of $19.6 million related to the economically hedged item. We began applying hedge accounting for all our swap contracts at the beginning of the second quarter of 2007. At September 30, 2006, we had four contracts that did not qualify for hedge accounting (see Note B. of Notes to Condensed Consolidated Financial Statements). Our composite borrowing rates in the third quarters of 2007 and 2006, which include the effect of derivatives, were as follows:

	2007	2006	Increase
Beginning of Quarter	5.27%	5.24%	0.03%

End of Quarter	5.28%	5.26%	0.02%

Average	5.28%	5.25%	0.03%
     Depreciation of flight equipment increased 10.5% to $447.8 million in 2007 compared to $405.3 million in 2006 due to the increased cost of the fleet.
     Flight equipment rent expense relates to two sale-leaseback transactions we entered into in the first quarter of 2006.
     Provision for overhauls increased to $81.8 million in 2007 compared to $66.6 million in 2006 due to an increase in expected overhaul related expenses due to an increase in leases with overhaul provisions.
     Selling, general and administrative expenses increased to $33.3 million in 2007 compared to $28.9 million in 2006 due to (i) an increase of $1.7 million in salaries, employee benefits and AIG shared service fees; (ii) an increase of $1.0 million in expenses related to variable interest entities; and (iii) other minor net increases aggregating $1.7 million.
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
     Our effective tax rate for the quarter ended September 30 increased from 30.3% in 2006 to 32.8% in 2007. The increase is due to a complete phase out of the Extraterritorial Income Act (“ETI”) benefit exclusion as of December 31, 2006 as a result of the 2004 enactment of the American Jobs Creation Act and a complete phase out of Foreign Sales Corporation (“FSC”) benefits. The result of the phase out was an increase in the provision of $13.4 million for the period ended September 30, 2007 compared to the same period in 2006, which increased our effective tax rate by 4.89%. Further, during the third quarter, we recorded an adjustment to the tax provision for permanent differences between amounts recorded in our filed 2006 tax return and our 2006 tax provision. These adjustments related principally to refinements of FSC and ETI benefits available to us, realization of Foreign Tax Credits and other minor items. These adjustments reduced our total tax provision by $8.6 million which reduced our effective tax rate by 3.15%.
     Other comprehensive loss was $58.5 million in 2007 compared to $55.5 million in 2006. The increase was primarily due to changes in the market value on derivatives qualifying for and designated as cash flow hedges under SFAS 133.
Results of Operations - Nine months ended September 30, 2007 versus 2006.
     Revenues from rentals of flight equipment increased 15.0% to $3,397.6 million in 2007 from $2,955.3 million in 2006. The number of aircraft in our fleet increased to 894 at September 30, 2007, compared to 818 at

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
September 30, 2006. Revenues from rentals of flight equipment increased (i) $404.7 million due to the addition of aircraft to our fleet that earned revenue during the entire period, or part thereof, in 2007 compared to no or partial earned revenue for the same period in 2006; (ii) $20.4 million related to aircraft in our fleet during both periods that were redelivered or had lease rate changes during the twelve months ended September 30, 2007; and (iii) $55.3 million due to an increase in the number of leases which include overhaul provisions, resulting in an increase in the aggregate number of hours flown on which we collect overhaul revenue. The increases were offset by a $38.1 million decrease related to aircraft in service during the period ended September 30, 2006 and sold prior to September 30, 2007.
     We had one aircraft in our fleet not subject to a signed lease agreement or a signed letter of intent at September 30, 2007.
     In addition to leasing operations, we engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment on a principal and commission basis. Revenues from flight equipment marketing decreased to $21.3 million in 2007 compared to $44.1 million in 2006. We sold three aircraft and one engine during the nine months ended September 30, 2007, compared to nine aircraft, two of which were accounted for as sale-lease back transactions, and two engines sold during the same period in 2006.
     Interest and other revenue increased to $84.6 million in 2007 compared to $64.1 million in 2006, due to the sale of claims related to Swissair’s bankruptcy for $24.1 million and other minor net increases in the amount of $1.1 million, offset by $4.7 million less in nonperformance fees from lessees.
     Interest expense increased to $1,210.4 million in 2007 compared to $1,084.9 million in 2006 as a result of (i) an increase in average debt outstanding (excluding the effect of debt discount and foreign exchange adjustments), primarily borrowed to finance aircraft acquisitions, to $29.9 billion in 2007 compared to $27.6 billion in 2006 and (ii) an increase in interest rates.
     We recorded a $8.6 million net charge related to derivatives and foreign exchange gains related to the economically hedged items for the period ended September 30, 2007. The net charge consisted of derivative gains of $25.0 million and foreign exchange losses of $33.6 million. For the same period 2006, we recorded a net gain of $39.7 million. The net gain consisted of derivative gains of $238.7 million and foreign exchange losses of $199.0 million. We began applying hedge accounting for all our swap contracts at the beginning of the second quarter 2007. At September 30, 2006, we had four contracts that did not qualify for hedge accounting (see Note B. of Notes to Condensed Consolidated Financial Statements).
     Our composite borrowing rates for the nine months ended September 30, 2007 and 2006, which include the effect of derivatives, were as follows:

	2007	2006	Increase
Beginning of Nine months	5.24%	5.00%	0.24%

End of Nine months	5.28%	5.26%	0.02%

Average	5.26%	5.13%	0.13%
     Depreciation of flight equipment increased 11.5% to $1,287.5 million in 2007 compared to $1,154.5 million in 2006 due to the increased cost of the fleet.
     Flight equipment rent expense relates to two sale-leaseback transactions we entered into in the first quarter of 2006.
     Provision for overhauls increased to $210.2 million in 2007 compared to $187.7 million in 2006 due to an increase in expected overhaul related expenses due to an increase in leases with overhaul provisions.
     Selling, general and administrative expenses decreased to $116.7 million in 2007 compared to $129.3 million in 2006 due to (i) a decrease of $17.3 million in charges related to lessees who had filed for bankruptcy protection in 2006; and (ii) a decrease due to a one-time charge in the amount of $9.6 million taken in 2006 related to a Canadian court ruling. The decreases were offset by (i) an increase of $4.5 million in 2007 salaries and employee related expenses compared to 2006, (ii) a charge of $5.2 million of other administrative expenses

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
to support our growing fleet; (iii) a $3.9 million one-time charge taken related to dissolving a joint venture; and (iv) other minor net increases in the amount of $0.7 million.
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
     Our effective tax rate for the nine months ended September 30 increased from 31.8% in 2006 to 34.7% in 2007. The increase is due to a complete phase out of the Extraterritorial Income Act benefit exclusion as of December 31, 2006 as a result of the 2004 enactment of the American Jobs Creation Act and a complete phase out of Foreign Sales Corporation benefits. The result of the phase out was an increase in the provision of $36.3 million for the period ended September 30, 2007 compared to the same period in 2006, which increased our effective tax rate by 5.53%. Further, during the third quarter, we recorded an adjustment to the tax provision for permanent differences between amounts recorded in our filed 2006 tax return and our 2006 tax provision. These adjustments related principally to refinements of FSC and ETI benefits available to us, realization of Foreign Tax Credits and other minor items. These adjustments reduced our total tax provision by $8.6 million which reduced our effective tax rate by 1.32%.
     Other comprehensive loss was $47.6 million in 2007 compared to $44.2 million in 2006. The decrease was primarily due to changes in the market value on derivatives qualifying for cash flow hedges under SFAS 133.

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
     We calculate the VaR with respect to the net fair value by using historical scenarios. This methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent two quarters of historical information for interest rates and foreign exchange rates were used to construct the historical scenarios at September 30, 2007, and the most recent five quarters were used to construct the scenarios at December 31, 2006. For each scenario, each financial instrument is re-priced. Scenario values for us are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum adverse deviation in net fair value incurred under these scenarios with 95% confidence (i.e. only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period is assumed in computing the VaR figure. The table below presents the average, high and low VaRs on a combined basis and of each component of market risk for us for the periods ended September 30, 2007 and December 31, 2006. The decrease in the VaR is due to an increase in lease revenue and a decrease in the U.S. Dollar yields and yield volatilities.
ILFC Market Risk

	Nine months Ended			Year Ended
	September 30, 2007			December 31, 2006
	(Dollars in millions)
	Average	High	Low	Average	High	Low
Combined	$77.9	$102.3	$57.2	$151.5	$208.7	$102.3
Interest Rate	77.7	102.2	57.0	151.3	208.0	102.2
Currency	0.9	1.2	0.7	0.9	1.6	0.3

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
Based on our evaluation as of September 30, 2007, we have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Variable Interest Entities
At September 30, 2007, our Condensed Consolidated Balance Sheet included assets and liabilities of $115.6 million and $10.6 million, respectively, related to Variable Interest Entities (“VIEs”). At December 31, 2006, the balances were $124.7 million and $8.2 million. In addition, we recorded a net loss of $2.7 million and a net loss of $5.0 million for the nine months ended September 30, 2007 and 2006, respectively, related to those VIEs. Our assessment of disclosure controls and procedures, as described above, includes the Variable Interest Entities. Each of the VIEs has a discrete number of assets and we, as lender and guarantor to the VIEs, have been provided sufficient information to conclude that our procedures with respect to these VIEs are effective in providing reasonable assurance that the information required to be disclosed by us relating to these entities is reconciled, processed, summarized and reported within the periods specified by the Securities and Exchange Commission. However, management has been unable to assess the effectiveness of internal controls at those entities due to our inability to dictate or modify the control over financial reporting of those entities, or to assess those controls.
     (B) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
Our business is subject to numerous risks and uncertainties, as described below and in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Industry Condition” and “Quantitative and Qualitative Disclosures about Market Risk.”
We operate as a supplier and financier to airlines. The risks affecting our airline customers are generally out of our control and impact our customers to varying degrees. As a result, we are indirectly impacted by all the risks facing airlines today. Our customers’ ability to compete effectively in the market place and manage these risks has a direct impact on us and our operating results.
Risks directly or indirectly affecting our business include:

• Overall Airline Industry Risk

➢Demand for air travel	➢Insurance costs and coverage

➢ Competition between carriers	➢ Security, terrorism and war

➢ Fuel prices and availability	➢Worldwide health concerns

➢Labor costs and stoppages	➢Equity and borrowing capacity

➢Maintenance costs	➢Environmental concerns

➢Employee labor contracts	➢Government regulation

➢Air traffic control infrastructure constraints	➢Interest rates

➢Airport access	➢Overcapacity

• Airframe, Engine and Other Manufacturer Risk

• Borrowing Risks

➢Liquidity

➢Interest rate risk

• Other Risks

➢Residual value

➢Obsolescence

➢Key personnel

➢Foreign currency exchange rate risk

➢Relationship with AIG

➢Accounting pronouncements
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
INTERNATIONAL LEASE FINANCE CORPORATION

November 8, 2007	/S/ Steven F. Udvar-Hazy
STEVEN F. UDVAR-HAZY
Chairman of the Board and Chief Executive Officer

November 8, 2007	/S/ Alan H. Lund
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