Form 10-K
period 2007-12-31
INTERNATIONAL LEASE FINANCE CORP
filed 2008-03-03
CIK 714311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

As of June 30, 2007 and February 25, 2008, there were 45,267,723 shares of Common Stock, no par value, outstanding, all of which were held by affiliates.

Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

INTERNATIONAL LEASE FINANCE CORPORATION

2007 FORM 10-K ANNUAL REPORT

PART I

Item 1.  Business

General

International Lease Finance Corporation (the “Company,” “ILFC,” “management,” “we,” “our,” “us”) primarily acquires new commercial jet aircraft from The Boeing Company, or Boeing, and Airbus S.A.S., or Airbus, and leases these aircraft to airlines throughout the world. In conjunction with our leasing activity, we sell aircraft from our leased aircraft fleet to other leasing companies, financial services companies, and airlines. In some cases, we provide fleet management services to investors and/or owners of aircraft portfolios for a management fee. From time to time we provide asset value guarantees and loan guarantees to the buyers of aircraft, or to the lenders, for a fee. We also remarket and sell aircraft owned or managed by others for a fee.

As of December 31, 2007, we owned 900 jet aircraft, had nine aircraft in the fleet that were classified as finance and sales-type leases and provided fleet management services for 100 aircraft. See “Item 2. Properties — Flight Equipment.” At December 31, 2007, we had contracted with Boeing and Airbus to purchase 234 new aircraft for delivery through 2017 with an estimated purchase price of $20.1 billion, of which 73 will deliver in 2008 with an estimated aggregate purchase price of $4.2 billion. See “Item 2. Properties — Commitments.”

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

We are an indirect wholly owned subsidiary of American International Group, Inc. (“AIG”). AIG is a holding company which, through its subsidiaries, is engaged in a broad range of insurance and insurance-related activities in the United States and abroad. AIG’s primary activities include both general insurance and life insurance and retirement services operations. Other significant activities include financial services and asset management. The common stock of AIG is listed on, among others, the New York Stock Exchange.

Aircraft Leasing

We lease most of our aircraft under operating leases. The cost of the aircraft is not fully recovered over the term of the initial lease, and we retain the benefit as well as assume the risk of the residual value of the aircraft. In accordance with accounting principles generally accepted in the United States of America, rentals are reported ratably as revenue over the lease term, as they are earned. The aircraft under operating leases are included as Flight equipment under operating lease on our Consolidated Balance Sheets and are depreciated to an estimated salvage value over the estimated useful lives of the aircraft. On occasion we enter into finance and sales-type leases where the full cost of the aircraft is substantially recovered over the term of the lease. With respect to these leases, we record lease payments received as a reduction in the net investment in the finance/sales-type leases and interest income using an interest rate implicit in the lease. The aircraft under finance and sales-type leases are recorded on our Consolidated Balance Sheets in Net investment in finance and sales-type leases. At December 31, 2007, we accounted for 900 aircraft as operating leases and nine aircraft as finance and sales-type leases.

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

All leases are on a “net” basis with the lessee responsible for all operating expenses, which customarily include fuel, crews, airport and navigation charges, taxes, licenses, registration and insurance. In addition, the lessee is responsible for normal maintenance and repairs, airframe and engine overhauls, and compliance with return conditions of flight equipment on lease. We may, in connection with the lease of a used aircraft, agree to contribute to the cost of certain major overhauls or modifications depending on the condition of the aircraft at delivery. Under the provisions of many leases, for certain airframe and engine overhauls, we reimburse the lessee for costs incurred up to, but not exceeding, related overhaul rentals the lessee has paid to us. Such rentals are included in the caption Rental of flight equipment in our Consolidated Statements of Income. We provide a charge to operations based on the estimated reimbursements during the life of the lease. This amount is included in Provision for overhauls in our Consolidated Statements of Income.

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

To meet the needs of a number of airlines, some of our leases are negotiated in Euros. As the Euro to U.S. Dollar exchange rate fluctuates, airlines’ interest in entering into Euro denominated lease agreements will change. Once we agree to the rental payment currency with an airline, the negotiated currency remains for the term of the lease. We have hedged part of our future Euro denominated lease payments receivable cash flows through February 2010. As a result, the economic risk arising from foreign currency has, to date, been immaterial to us.

Management obtains and reviews relevant business materials from all prospective lessees and purchasers before entering into a lease or extending credit. Under certain circumstances, the lessee may be required to obtain guarantees or other financial support from an acceptable financial institution or other third parties.

During the life of the lease, situations may arise whereby we will have to restructure leases with our lessees. Historically, restructurings have involved the voluntary termination of leases prior to lease expiration, the arrangement of subleases from the primary lessee to another airline and the rescheduling of lease payments and extension of the lease terms. In many situations where we repossess an aircraft, we export the aircraft from the lessee’s jurisdiction. In the majority of these situations, we have obtained the lessee’s cooperation and the return and export of the aircraft was immediate. In some situations, however, the lessees have not fully cooperated in returning aircraft. In those cases we have taken legal action in the appropriate jurisdictions. This process has delayed the ultimate return and export of the aircraft. In addition, in connection with the repossession of an aircraft, we may be required to pay outstanding mechanic, airport, and navigation fees and other liens on the repossessed aircraft. These charges could relate to other aircraft that we do not own but were operated by the lessee.

Flight Equipment Marketing

We may sell our leased aircraft at or before the expiration of their leases. The buyers of our aircraft include the aircraft’s lessee and other aircraft operators, financial institutions, private investors and third party lessors. From time to time, we engage in transactions to buy aircraft for resale. In other cases, we assist our customers in acquiring or disposing of aircraft by providing consulting services and procurement of financing from third parties. Any gain or loss on disposition of leased aircraft is included in the caption Flight equipment marketing in our Consolidated Statements of Income.

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

Fleet Management Services

We provide fleet management services to third party operating lessors who are unable or unwilling to perform this service as part of their own operation. We typically provide many of the same services that we perform for our own fleet. Specifically, we provide leasing, re-leasing and sales services on behalf of the lessor for which we charge a fee. The fees for fleet management services are included in Interest and other in our Consolidated Statements of Income.

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

Customers

At December 31, 2007, 2006 and 2005, we leased aircraft to customers in the following regions:

	Customers by Region
	2007		2006		2005
	Number		Number		Number
	of		of		of
Region	Customers (a)%		Customers (a)%		Customers (a)%
Europe	82	48.0%	75	47.8%	65	44.5%
Asia and the Pacific	38	22.2	32	20.4	33	22.6
United States and Canada	25	14.6	23	14.6	24	16.5
The Middle East and Africa	16	9.4	18	11.5	14	9.6
Central and South America and Mexico	10	5.8	9	5.7	10	6.8

	171	100%	157	100%	146	100%

(a)	A customer is an airline with its own operating certificate.

During 2005, we had one customer, Air France, that accounted for 10% or more of total Rental of flight equipment revenue ($364.6 million or 10.5%). No single customer accounted for more than 10% of total revenues in 2007 or 2006.

Revenues include rentals of flight equipment to foreign airlines of $4,175,987,000 in 2007, $3,604,495,000 in 2006, and $3,095,612,000 in 2005, comprising 91.0%, 90.5% and 88.9%, respectively, of total Rentals of flight equipment revenue. See Note H of Notes to Consolidated Financial Statements. Lease revenues from the rental of flight equipment have been reduced by payments received by our customers from the notional accounts established by the aircraft and engine manufacturers.

The following table sets forth the dollar amount and percentage of total rental revenues attributable to the indicated geographic areas based on each airline’s principal place of business for the years indicated:

	2007		2006		2005
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Europe	$2,060,196	44.9%	$1,806,744	45.3%	$1,667,784	47.9%
Asia and the Pacific	1,229,141	26.8	1,011,655	25.4	761,673	21.9
United States and Canada	536,313	11.7	496,225	12.5	479,219	13.7
The Middle East and Africa	528,095	11.5	419,460	10.5	319,867	9.2
Central and South America and Mexico	233,866	5.1	250,864	6.3	253,667	7.3

	$4,587,611	100%	$3,984,948	100%	$3,482,210	100%

The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue in any year based on each airline’s principal place of business for the years indicated:

	2007		2006		2005
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

China	$714,181	15.6%	$563,299	14.1%	$410,310	11.8%
France	448,538	9.8	425,964	10.7	416,822	12.0
United States	411,624	9.0	380,453	9.5	386,598	11.1

Competition

The leasing, remarketing and sale of jet aircraft is highly competitive. We face competition from aircraft manufacturers, banks, financial institutions, other leasing companies, aircraft brokers and airlines. In recent years we have seen increased competition due to several new companies entering the aircraft leasing market. Competition for leasing transactions is based on a number of factors including delivery dates, lease rates, terms of lease, other lease provisions, aircraft condition and the availability in the market place of the types of aircraft to meet the needs of the customers. We believe we are a strong competitor in all of these areas. However, past overcapacity in the market place increased competition from other entities leasing aircraft, which caused downward pressure on lease rates, lease revenue and aircraft values. Recently, the overcapacity has been absorbed in the market place, and we now see higher lease rates on newly signed leases.

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

Through its regulations, the DOC and the U.S. Department of Treasury (through its Office of Foreign Assets Control) impose restrictions on the operation of U.S. made goods, such as aircraft and engines, in sanctioned countries. In addition, they impose restrictions on the ability of U.S. companies to conduct business with entities in those countries.

The Patriot Act of 2001 reinforced the authority of the U.S. Secretary of State and the U.S. Secretary of the Treasury to (i) designate individuals and organizations as terrorists and terrorist supporters and to freeze their U.S. assets and (ii) prohibit financial transactions with U.S. persons, including U.S. individuals, entities and charitable organizations. We comply with the provisions of this Act and we closely monitor our activities with foreign entities.

A bureau of the U.S. Department of Homeland Security, U.S. Customs and Border Protection, enforces regulations related to the export of our aircraft as well as the import of our aircraft into the United States for maintenance or lease and the importation of parts for installation on our aircraft. We monitor our imports and exports for compliance with U.S. Customs regulations.

As an indirect wholly-owned subsidiary of AIG, we are subject to examination and review by the U.S. Department of Treasury’s Office of Thrift Supervision (“OTS”), the entity which was selected by AIG to be its financial regulator under a European Union directive applicable to financial conglomerates.

Employees

We operate in a capital intensive rather than a labor intensive business. As of December 31, 2007, we had 171 full-time employees, which we considered adequate for our business operations. Management and administrative personnel will expand, as necessary, to meet our future growth needs. None of our employees is covered by a collective bargaining agreement and we believe that we maintain excellent employee relations. We provide certain employee benefits including retirement, health, life, disability and accident insurance plans, some of which are established and maintained by our parent, AIG.

Insurance

Our lessees are required to carry those types of insurance which are customary in the air transportation industry, including comprehensive liability insurance and aircraft hull insurance. In general, we are an additional insured on liability policies carried by the lessees. We obtain certificates of insurance from the lessees’ insurance brokers. All certificates of insurance contain a breach of warranty endorsement so that our interests are not prejudiced by any act or omission of the operator-lessee. Lease agreements generally require hull and liability limits to be in U.S. Dollars, which are shown on the certificate of insurance.

Insurance premiums are paid by the lessee, with coverage acknowledged by the broker or carrier. The territorial coverage is, in each case, suitable for the lessee’s area of operations. The certificates of insurance contain, among other provisions, a provision prohibiting cancellation or material change without at least 30 days advance written notice to the insurance broker (who is obligated to give us prompt notice), except in the case of hull war insurance policies, which customarily only provide seven days advance written notice for cancellation and may be subject to shorter notice under certain market conditions. Furthermore, the insurance is primary and not contributory, and all insurance carriers are required to waive rights of subrogation against us.

The stipulated loss value schedule under aircraft hull insurance policies is on an agreed value basis acceptable to us and usually exceeds the book value of the aircraft. In cases where we believe that the agreed value stated in the lease is not sufficient, we purchase additional Total Loss Only coverage for the deficiency.

Aircraft hull policies contain standard clauses covering aircraft engines. The lessee is required to pay all deductibles. Furthermore, the hull war policies contain full war risk endorsements, including, but not limited to, confiscation (where available), seizure, hijacking and similar forms of retention or terrorist acts.

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

In late 2005, the international aviation insurance market unilaterally introduced exclusions for physical damage to aircraft hulls caused by dirty bombs, bio-hazardous materials and electromagnetic pulsing. Exclusions for the same type of perils could be introduced into liability policies.

Separately, we purchase contingent liability insurance and contingent hull insurance on all aircraft in our fleet and maintain other insurance covering the specific needs of our business operations. Insurance policies are generally placed or reinsured through AIG subsidiaries. AIG charges us directly for these insurance costs. We believe our insurance is adequate both as to coverage and amount.

Code of Ethics and Conduct

Our employees are subject to AIG’s Code of Conduct designed to assure that all employees perform their duties with honesty and integrity. In the second quarter of 2004, AIG adopted the AIG Director, Executive Officer, and Senior Financial Officer Code of Business Conduct and Ethics, which covers such directors and officers of AIG and its subsidiaries, including us and our Chairman of the Board and Chief Executive Officer (principal executive officer), Vice Chairman and Chief Financial Officer (principal financial officer), and Senior Vice President, Chief Accounting Officer and Controller (principal accounting officer). Both of these Codes appear in the Corporate Governance section of www.aigcorporate.com.

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

Overall Airline Industry Risk

We operate as a supplier and financier to airlines. The risks affecting our airline customers are generally out of our control and impact our customers to varying degrees. As a result, we are indirectly impacted by all the risks facing airlines today. Our ability to succeed is dependent upon the financial strength of our customers. Their ability to compete effectively in the market place and manage these risks has a direct impact on us. These risks include:

•	Demand for air travel

•	Competition between carriers

•	Fuel prices and availability

•	Labor costs and stoppages

•	Maintenance costs

•	Employee labor contracts

•	Air traffic control infrastructure constraints

•	Airport access

•	Insurance costs and coverage

•	Geopolitical events

•	Security, terrorism and war

•	Worldwide health concerns

•	Equity and borrowing capacity

•	Environmental concerns

•	Government regulation

•	Interest rates

•	Overcapacity

•	Natural disasters

To the extent that our customers are affected by these risk factors, we may experience:

•	a downward pressure on demand for the aircraft in our fleet and reduced market lease rates and lease margins;

•	a higher incident of lessee defaults, lease restructurings and repossessions affecting net income due to maintenance, consulting and legal costs associated with the repossession, as well as lost revenue for the time the aircraft are off lease and possibly lower lease rates from the new lessees;

•	a higher incident of situations where we engage in restructuring lease rates for our troubled customers which reduces overall lease revenue;

•	an inability to immediately place new and used aircraft when they become available through our purchase commitments and regular lease terminations on commercially acceptable terms, resulting in lower lease margins due to aircraft not earning revenue and resulting in payments of storage, insurance and maintenance costs; and

•	a loss if our aircraft is damaged or destroyed by an event specifically excluded from the insurance policy such as dirty bombs, bio-hazardous materials and electromagnetic pulsing.

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

The interest rates that we obtain on our debt financing are a result of several components including credit spreads, swap spreads and new issue premiums. These are all in addition to the underlying Treasury or LIBOR rates, as applicable. Volatility in our perceived risk of default, our parent’s risk of default or in a market sector’s risk of default can all have an impact on our cost of funds.

Other Risks

Residual Value — We bear the risk of re-leasing or selling the aircraft in our fleet that are subject to operating leases at the end of their lease terms. Operating leases bear a greater risk of realizations of residual values, because only a portion of the equipment’s value is covered by contractual cash flows at lease inception. If both demand for aircraft and market lease rates decrease and the conditions continue for an extended period, they could affect the market value of aircraft in our fleet and may result in impairment charges in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Polices and

Estimates — Flight Equipment.” Further, deterioration of aircraft values may create losses related to our aircraft asset value guarantees.

Obsolescence Risk — Aircraft are long-lived assets requiring long lead times to develop and manufacture. As a result, aircraft of a particular model and type tend to become obsolete and less in demand over time, when newer more advanced and efficient aircraft are manufactured. This life cycle, however, can be shortened by world events, government regulation or customer preferences. As aircraft in our fleet approach obsolescence, demand for that particular model and type will decrease. This may result in declining lease rates, impairment charges in accordance with SFAS 144, or losses related to aircraft asset value guarantees.

Credit Risk — Our business depends on the credit worthiness of our customers. If the credit quality of our customer base materially decreases, it may negatively affect our business, financial condition, results of operations and cash flows.

In addition to customer credit risk associated with originating loans and leases, we are also exposed to other forms of credit risk, including the counterparty to our derivative transactions, asset value guarantees, loan guarantees and put options. These counterparties include financial institutions, other third party lessors, and our customers.

Key Personnel — Our future success is dependent upon, among other things, the retention of our executive management team. There can be no assurance that we will be able to retain our executive officers and other key employees. The loss of the services of any of our executive officers or key employees could disrupt our operations.

Foreign Currency Risk — We negotiate some of our leases in Euros to meet the demands of a number of airlines. If the Euro exchange rate to the U.S. Dollar deteriorates, we will record less lease revenue on those lease payments that are not hedged.

Relationship with AIG — While neither AIG nor any of its subsidiaries is a co-obligor or guarantor of our debt securities, circumstances affecting AIG can have an impact on us. For example, concurrent with ratings actions recently taken on AIG by Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”) and Fitch, Inc. (“Fitch”), actions were taken, or statements were made, with respect to our ratings. Accordingly, we can give no assurance how further changes in circumstances related to AIG would impact us.

Accounting Pronouncements — The Financial Accounting Standards Board (“FASB”) in coordination with its international counterpart, the International Accounting Standards Board (“IASB”), have begun a joint project to perform a comprehensive review of the U.S. and international accounting standards related to leasing. The FASB and IASB are expected to recommend new standards that may significantly affect our financial position and results of operations and the way our customers operate in ways that we are unable to determine at this time. We continue to monitor the activities of this joint project as it progresses.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

Flight Equipment

Management frequently reviews opportunities to acquire suitable commercial jet aircraft based not only on market demand and customer airline requirements, but also on our fleet portfolio mix, leasing strategies, and likely timeline for development of future aircraft. Before committing to purchase specific aircraft, management takes into consideration factors such as estimates of future values, potential for remarketing, trends in supply and demand for the particular type, make and model of aircraft and engines, trends in local, regional, and worldwide air travel, fuel economy, environmental considerations (e.g. nitrogen oxide emissions, noise standards), operating costs, and anticipated obsolescence.

At December 31, 2007, all of our fleet was Stage III compliant. This means that the aircraft hold or are capable of holding a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention or have been shown to comply with the Stage III noise levels set out in Section 36.5 of Appendix C of Part 36 of the

Federal Aviation Regulations of the United States. At December 31, 2007, the average age of aircraft in our fleet was 6.3 years.

The following table shows the scheduled lease terminations (for the minimum noncancelable period) by aircraft type for our operating lease portfolio at December 31, 2007:

Aircraft Type	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	Total

737-300/400/500	11	12	13	10	5	1	1	1	1				55
737-600/700/800	4	24	14	32	28	19	9	16	17	8	9	2	182
757-200	4	13	14	6	9	7	6	5					64
767-200	2			1									3
767-300	6	9	9	9	11	3	2	2					51
777-200		6	5	7	9	6			5	1			39
777-300			2	3	1	1				8	8	6	29
747-200/300		2	1										3
747-400		2	1	8	5	1							17
MD-83			1										1
MD-11		1	1			3	3						8
A300-600R	1	2	2							1			6
A310	1	1	4	1									7
A319	2	10	8	4	13	17	10	8	12	16	10	9	119
A320	8	17	17	17	19	19	15	5	15	1	2	4	139
A321		19	10	11	5	6	5		8	5			69
A330-200	3	11	8	5	12	11	3		1	1			55
A330-300		8	2	6	3	3	2	1					25
A340-300		1	3	4	3	3	1						15
A340-600	3					1		2	2	2	2	1	13

Total	45	138	115	124	123	101	57	40	61	43	31	22	900

As of February 25, 2008, leases covering 41 of the 45 aircraft with lease expiration dates in 2008 had been extended or leased to other customers.

Commitments

At December 31, 2007, we had committed to purchase the following new aircraft at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $20.1 billion for delivery as shown below. The recorded basis of aircraft may be adjusted upon delivery to reflect notional credits given by the manufacturers in connection with the leasing of aircraft.

Aircraft Type	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Total

737-700/800(a)	21	6		5	5						37
777-300ER	3	3									6
787-8/9(a)			10	10	4	4	10	15	15	6	74
A319-100	10	10	2								22
A320-200(a)	22	13	3								38
A321-200(a)	9	5									14
A330-200/300(a)	8	5									13
A350XWB-800/900/1000(a)							2	4	8	6	20
A380-800(b)						5	3	2			10

Total	73	42	15	15	9	9	15	21	23	12	234

(a)	We have the right to designate the size of the aircraft within the specific model type at specific dates prior to contractual delivery.

(b)	Subject to cancellation option by no later than June 30, 2010, which would reduce the total future purchase commitments.

We anticipate that a portion of the aggregate purchase price will be funded by incurring additional debt. The exact amount of the indebtedness to be incurred will depend, in part, upon the actual purchase price of the aircraft, which can vary due to a number of factors, including inflation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The new aircraft listed above are being purchased pursuant to master agreements with each of Boeing and Airbus. These agreements establish the pricing formulas (which include certain price adjustments based upon inflation and other factors) and various other terms with respect to the purchase of aircraft. Under certain circumstances, we have the right to alter the mix of aircraft type ultimately acquired. As of December 31, 2007, we had made non-refundable deposits (exclusive of capitalized interest) with respect to the aircraft which we have committed to purchase of approximately $310 million with Boeing and $380 million with Airbus.

Under arrangements with manufacturers, in certain circumstances the manufacturers had established notional accounts for our benefit, to which they credited amounts when we purchased and took delivery of and leased aircraft. Amounts credited to the notional accounts were used at our direction to protect us from certain events, including loss when airline customers defaulted on lease payment obligations, to provide lease subsidies and other incentives to our airline customers in connection with leases of certain aircraft and to reduce our cost of aircraft purchased. The amounts credited were recorded as a reduction in Flight equipment under operating leases. At December 31, 2007, we had closed one notional account and were in the process of closing the remaining accounts. Future amounts received from the manufacturers will be recorded as a reduction to Flight equipment under operating leases.

As of February 25, 2008, we had entered into contracts for the lease of new aircraft scheduled to be delivered through 2017 as follows:

	Number of	Number
Delivery Year	Aircraft	Leased	% Leased

2008	73	73	100%
2009	42	40	95%
2010	15	12	80%
2011	15	9	60%
2012	9	2	22%
Thereafter	80	2	3%

We will need to find customers for aircraft presently on order, and for any new aircraft ordered, and not subject to a lease or sale contract, and we will need to arrange financing for portions of the purchase price of such equipment. Although we have been successful to date in placing new aircraft on lease and have been able to obtain adequate financing in the past, there can be no assurance as to the future continued availability of lessees or of sufficient amounts of financing on acceptable terms.

Facilities

Our principal offices are located at 10250 Constellation Blvd., Suite 3400, Los Angeles, California. We occupy space under a lease which expires in 2015. As of February 29, 2008, we occupied approximately 127,000 square feet of office space. The lease provides for annual rentals of approximately $9 million, and the rental payments thereunder are subject to step rent provisions over the term of the lease. We have exercised an option to lease an additional 22,068 square feet starting in March 2009.

Item 3.	Legal Proceedings

In connection with the January 3, 2004 crash of our 737-300 aircraft on lease to Flash Airlines in Egypt, lawsuits were filed by the families of 124 of the 148 victims on the flight against us, Boeing, Honeywell International Inc., and Parker-Hannifin Corporation in the Court of First Instance in France. These plaintiffs have also sued Flash Airlines and its insurer in the same French court. We believe we are adequately covered in all of these cases by the liability insurance policies carried by Flash Airlines and we have substantial defenses to the actions. We do not believe the outcome of these lawsuits will have a material effect on our liquidity, financial condition or results of operations.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are an indirect wholly owned subsidiary of AIG and our common stock is not listed on any national exchange or traded in any established market. We paid and accrued dividends to our parent company of $38.0 million in 2007, $32.0 million in 2006 and $37.0 million in 2005. It is our intention to pay our parent company an annual dividend of at least 7% of net income subject to the dividend preference of any preferred stock outstanding. Under the most restrictive provisions of our borrowing arrangements, consolidated retained earnings at December 31, 2007 in the amount of approximately $1.8 billion were unrestricted as to the payment of dividends.

Item 6. Selected Financial Data

The following table summarizes selected consolidated financial data and certain operating information of the Company. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2007		2006		2005		2004		2003
	(Dollar amounts in thousands)
Operating Data:
Rentals of flight equipment	$4,587,611		$3,984,948		$3,482,210		$2,955,524		$2,807,211
Flight equipment marketing	30,613		71,445		66,737		77,664		28,988
Flight equipment marketing — securitization	—		—		—		32,854		23,245
Interest and other income	111,599		86,304		61,426		93,844		17,907
Total revenues	4,729,823		4,142,697		3,610,373		3,159,886		2,877,351
Expenses	3,814,938		3,426,590		2,936,190		2,491,779		2,236,545
Income before income taxes	914,885		716,107		674,183		668,107		640,806
Net income	604,366		499,267		438,349		462,006		435,481
Ratio of Earnings to Fixed Charges and Preferred Stock Dividends(a):	1.52	x	1.43	x	1.50	x	1.62	x	1.58	x
Balance Sheet Data:
Flight equipment under operating leases (net of accumulated depreciation)	$41,797,660		$38,475,949		$34,748,932		$30,505,422		$28,190,689
Net investment in finance and sales-type leases	307,083		283,386		308,471		307,466		303,373
Total assets	44,874,664		42,035,528		37,530,327		34,007,900		31,291,562
Total debt(b)	30,451,279		28,860,242		26,104,165		23,175,596		21,852,743
Shareholders’ equity	7,028,779		6,574,998		6,172,562		5,329,937		4,856,504

Other Data:
Aircraft lease portfolio at period end(c):
Owned	900		824		746		667		611
Leased in	2		2		—		—		—
Subject to finance and sales-type leases	9		10		17		9		9
Aircraft sold or remarketed during the period	9		21		29		49		39

 (a) See Exhibit 12.

(b)	Includes subordinated debt, capital lease obligations and synthetic lease obligations when applicable and does not include foreign currency adjustment related to foreign currency denominated debt swapped into $US.

 (c) See “Item 2. Properties — Flight Equipment.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Industry Condition

ILFC primarily acquires new jet transport aircraft from Boeing and Airbus and leases these aircraft to airlines throughout the world. In addition to our leasing activity, we sell aircraft from our leased aircraft fleet to other leasing companies, financial services companies and airlines. In some cases, we provide fleet management services to investors and/or owners of aircraft portfolios for a management fee. We have also provided asset value guarantees and a limited number loan guarantees to buyers of aircraft or to financial institutions for a fee. Additionally, we remarket and sell aircraft owned or managed by others for a fee.

As of December 31, 2007, we owned 900 aircraft, had nine aircraft in the fleet that were classified as finance and sales-type leases, and provided fleet management services for 100 aircraft. We have contracted with Airbus and Boeing to buy 234 new aircraft for delivery through 2017 with an estimated purchase price of $20.1 billion, 73 of which will deliver during 2008. We anticipate the purchases to be financed in part by operating cash flows and in part by incurring additional debt.

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

Improvements seen in airline industry performance and the resulting increase in demand for our aircraft over the past few years are materializing in our financial results. We have seen lease rates strengthen for both newly delivered aircraft and re-leases of existing aircraft. However, we believe that the airline industry may experience a future slow down. A slow down in the airline industry could have a negative impact on future lease rates. We experienced significant increases in Income before income taxes in 2007 compared to 2006. The increases resulted from a number of positive factors impacting our business in 2007 including (i) an increase in lease rates for aircraft that have returned and been delivered to new lessees; (ii) an increase in the size of our fleet by 76 aircraft during the year ended December 31, 2007; and (iii) the receipts of $31.5 million for the sale of our claims against bankrupt airlines. In April 2007, we obtained hedge accounting for all our existing eligible swap agreements, which reduces volatility in earnings in subsequent periods. Further, in 2006 we incurred $20.1 million in expenses related to the Varig bankruptcy and expenses of $9.1 million related to a Canadian court ruling on Nav Canada charges, which did not reoccur in 2007.

Prior to 2007, we received tax benefits under the Foreign Sales Corporation (“FSC”) law and its successor regime, the Extraterritorial Income Act (“ETI”). In October 2004, Congress passed a bill, the American Jobs Creation Act of 2004, repealing the corporate export tax benefits under the ETI, after the World Trade Organization (“WTO”) ruled the export subsidies were illegal. Under the bill, ETI export tax benefits for corporations ceased to exist beginning with the year 2007. Our effective tax rate has risen to a rate consistent with the expected statutory rate. See Note G of Notes to Consolidated Financial Statements for additional information.

We derive approximately 90% of our revenues from airlines outside of the United States. A key factor in our success has been a concentrated effort to maximize our lease placements in regions that are strengthening, such as in Asia, Europe and the Middle East, and to minimize placements in regions that are under stress. At December 31, 2007, we believe we are well positioned in the current industry environment with signed leases for all of our 2008 deliveries of new aircraft.

In 2005, ILFC and Airbus signed a purchase agreement covering A350 aircraft. Subsequently, Airbus advised us of delays and ILFC requested a redesign of the A350 aircraft. During 2007, we concluded our contract discussions with Airbus related to the delays and redesign and converted the existing A350 aircraft to the newly designed A350XWB, and now have 20 new A350XWBs on order.

We have ordered 74 787-8s and 9s from Boeing with the first ten to deliver in 2010. Boeing has announced a nine-month delay in planned initial deliveries of the 787s. We are in active discussions with Boeing on the potential effects of delivery delays for specific ILFC aircraft and delay compensation and penalties for which Boeing may be liable to us.

Airbus, Boeing and the engine manufacturers have recently submitted preliminary proposals to ILFC for the acquisition of certain additional new Airbus and Boeing aircraft for deliveries in the 2010 to 2016 timeframe. As of February 29, 2008, no commitments have been made and no assurances can be given as to the likely outcome of future negotiations.

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

Lease Revenue: We lease flight equipment principally under operating leases and report rental income ratably over the life of the lease. The difference between the rental income recorded and the cash received under the provisions of the lease is included in Lease receivables and other assets on our Consolidated Balance Sheets. Past-due rentals are recognized on the basis of management’s assessment of collectibility. In certain cases, leases provide for additional rentals based on usage. The usage may be calculated based on hourly usage or on the number of cycles operated, depending on the lease contract. A cycle is defined as one take-off and landing. The usage is typically reported monthly by the lessee. Rentals received, but unearned under the lease agreements, are recorded in Rentals received in advance on our Consolidated Balance Sheets until earned. Lease revenues from the rental of flight equipment have been reduced by payments received directly by us or by our customers from the aircraft and engine manufacturers.

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

Flight Equipment: Flight equipment under operating leases is stated at cost. Purchases, major additions and modifications and interest are capitalized. Normal maintenance and repairs, airframe and engine overhauls and compliance with return conditions of flight equipment returned from lease are provided for and paid for by the lessee. We generally depreciate passenger aircraft, including those acquired under capital leases, using the straight-line method over a 25 year life from the date of manufacture to a 15% residual value. We modified the useful life and the residual value of freighter aircraft to a 35 year life and a zero residual value in 2007. The effect of the change was not material to our financial position or results of operations. If the aircraft is out of production, we have established a specific residual value for each aircraft type. Because of the significant cost of aircraft carried in Flight equipment under operating leases on our Consolidated Balance Sheets, any change in the assumption of useful life or residual values for all aircraft could have a significant impact on our results of operations.

Under arrangements with the manufacturers, in certain circumstances the manufacturers had established notional accounts for our benefit, to which they credited amounts when we purchased and took delivery of and leased aircraft. Amounts credited to the notional accounts were used at our direction to protect us from certain events, including loss when airline customers defaulted on lease payment obligations, to provide lease subsidies and other incentives to our airline customers in connection with leases of certain aircraft and to reduce our cost of aircraft purchased. The amounts credited to the notional accounts were recorded as a reduction to the basis of aircraft purchased at the time the amounts were made available to us. At December 31, 2007, we had closed one notional account and were in the process of closing the remaining accounts. Future amounts received from the manufacturers will be recorded as a reduction to the basis of aircraft purchased. Since cost is reduced, future depreciation is also reduced.

At the time assets are retired or sold, the cost and accumulated depreciation are removed from the related accounts and the difference, net of proceeds, is recorded as a gain or loss.

Management is very active in the airline industry and reviews issues affecting our fleet on a quarterly basis, including events and circumstances that may affect impairment of aircraft values (e.g. residual value, useful life and current and future revenue generating capacity). Management evaluates aircraft in the fleet, as necessary, based on these events and circumstances in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) at least annually. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These evaluations for impairment are significantly impacted by estimates of future revenues and other factors which involve some amount of uncertainty. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Estimated cash flows consist of current contractual lease rates, future projected lease rates and estimated scrap values for each aircraft. The factors considered in estimating the undiscounted cash flows may change in future periods due to changes in contracted lease rates, economic conditions, technology, airline demand for a particular aircraft type and many of the risk factors discussed in Item 1A. “Risk Factors.” We have, to date, not recorded any impairment charges related to aircraft.

Provision for Overhauls: Under the provisions of many leases, we receive overhaul rentals based on the usage of the aircraft. For certain airframe and engine overhauls, the lessee is reimbursed for costs incurred up to, but not exceeding, related overhaul rentals paid by the lessee for usage of the aircraft.

Overhaul rentals are included under the caption Rental of flight equipment in our Consolidated Statements of Income. We provide a charge to operations for estimated future reimbursements at the time the overhaul rentals are paid by the lessee. The charge is based on overhaul rentals received and the estimated reimbursements during the life of the lease. The historical payout rate is subject to significant fluctuations. Using its judgment, management periodically evaluates the appropriateness of the reserve for these reimbursements and its reimbursement rate, and then adjusts the provision for overhauls accordingly. This evaluation requires significant judgment. If the reimbursements are materially different than our estimates, there will be a material impact on our results of operations.

Derivative Financial Instruments: In the normal course of business we utilize derivative instruments to manage our exposure to interest rate risks and foreign currency risks. We account for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS 133”). Accounting for derivatives is very complex. All derivatives are recognized on the balance sheet at their fair value. We obtain the values on a quarterly basis from AIG. When hedge treatment is achieved under SFAS 133, the changes in market values related to the effective portion of the derivatives are recorded in other comprehensive income or in income, depending on the designation of the derivative as a cash flow hedge or a fair value hedge. The ineffective portion of the derivative contract is recorded in income. At designation of the hedge, we choose a method of effectiveness assessment, which we must use for the life of the contract. We use the “hypothetical derivative method” when we assess effectiveness. The calculation involves setting up a hypothetical derivative that mirrors the hedged item, but has a zero-value at the hedge designation date. The cumulative change in market value of the actual derivative instrument is compared to the cumulative change in market value of the hypothetical derivative. The difference is the calculated ineffectiveness and is recorded in income.

Income Taxes: We are included in the consolidated federal income tax return of AIG. Our tax provision is calculated on a separate return basis, adjusted to give recognition to the effects of net operating losses, foreign tax credits and the benefit of the Foreign Sales Corporation and Extraterritorial Income Exclusion provisions of the Internal Revenue Code to the extent they are currently realizable in AIG’s consolidated return. We calculate our provision using the asset and liability approach in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” This method gives consideration to the future tax consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on currently enacted tax rates. Deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Financial Condition

We borrow funds to purchase new and used flight equipment (see “Item 2. Properties — Commitments”), including funds for progress payments during aircraft construction, and to pay off maturing debt obligations. The funds are borrowed principally on an unsecured basis from various sources. During 2007, we borrowed $3.8 billion (excluding commercial paper) and $3.3 billion was provided by operating activities. As of December 31, 2007, we had committed to purchase 234 new aircraft from Boeing and Airbus at an estimated aggregate purchase price of approximately $20.1 billion for delivery through 2017. We are scheduled to take delivery of 73 new aircraft in 2008 with an estimated aggregate purchase price of $4.2 billion. We expect to fund expenditures for aircraft and to meet liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements. Our borrowing strategy will, over time, result in approximately 15% of our debt, excluding commercial paper, maturing in any one year. Management continues to explore new funding sources and ways to diversify our investor base. Our debt financing was comprised of the following at the following dates:

	December 31,	December 31,	December 31,
	2007	2006	2005
	(Dollars in thousands)

Public bonds and medium-term notes	$21,360,020	$21,317,011	$18,552,809
Bank and other term debt	3,625,274	3,818,688	4,014,573
Subordinated debt	1,000,000	1,000,000	1,000,000

Total public debt, bank debt and subordinated debt	25,985,294	26,135,699	23,567,382
Commercial paper	4,498,555	2,757,647	2,625,409
Less: Deferred debt discount	(32,570)	(33,104)	(38,882)

Total debt financing	$30,451,279	$28,860,242	$26,153,909

Composite interest rate, including the effect of all derivative instruments	5.16%	5.24%	5.00%
Percentage of total debt at fixed rate	73.84%	78.88%	79.03%
Composite interest rate on fixed debt	5.17%	5.12%	5.03%
Bank prime rate	7.25%	8.25%	7.25%

The above amounts represent our anticipated settlement of our outstanding debt obligations and includes cumulative foreign exchange adjustments in the amount of $55.3 million at December 31, 2006 and $49.7 million at December 31, 2005, related to debt that we had not hedged through derivative instruments, but for which we had mitigated our foreign exchange exposure by offsetting Euro denominated lease payments. At December 31, 2007, the debt had matured and the unhedged portion was paid off using the offsetting lease payments. Certain adjustments required to present currently outstanding economically hedged debt obligations have been recorded and presented separately on the face of the Consolidated Balance Sheets, including adjustments related to foreign currency and interest rate hedging activities. We have eliminated the currency exposure arising from foreign currency denominated notes by either economically hedging the notes through swaps or through the offset provided by operating lease receipts denominated in the related currency. Foreign currency denominated debt is translated into U.S. Dollars using exchange rates as of each balance sheet date. The foreign exchange adjustments for the foreign currency denominated debt economically hedged with foreign currency swaps were $968.6 million, $677.4 million and $197.1 million at December 31, 2007, 2006, and 2005, respectively. Composite interest rates and the percentage of total debt at fixed rates reflect the economic effect of derivative instruments.

Public Debt

The Company has the ability to borrow under various public debt financing arrangements as follows:

	Maximum		Issued as of	Issued as of
	Offering		December 31, 2007	February 25, 2008
	(Dollars in millions)

Registration statement dated August 16, 2006 (including $10.0 billion Medium-Term Note Program)	Unlimited	(a)	$4,650	$4,975
Registration statement dated November 22, 2002 (including $2.88 billion Medium-Term Note Program and $1.0 billion Retail Medium-Term Note Program)	$6,080	(b)	5,922	5,952
Euro Medium-Term Note Programme dated September 2006(c)(d)	7,000		3,832	3,832

(a)	Includes $645 million, which was incorporated into the registration statement from a prior registration statement. As a result of our Well Known Seasoned Issuer (“WKSI”) status, we have an unlimited amount of debt securities registered for sale.

(b)	Includes $1.08 billion, which was incorporated into the registration statement from a prior registration statement, increasing the maximum offering from $5.0 billion to $6.08 billion.

(c)	We have hedged the foreign currency risk of the notes through foreign currency swaps.

(d)	This is a perpetual program. As a bond issue matures, the principal amount of that bond becomes available for new issuances under the program.

Bank Term Debt

In January 1999, we entered into an Export Credit Facility, for up to a maximum of $4.3 billion, for aircraft delivered through 2001. We used the facility to fund 85% of each aircraft’s purchase price. The facility is guaranteed by various European Export Credit agencies. We financed 62 aircraft using $2.8 billion under this facility which amortizes over ten years with interest rates from 5.753% to 5.898%. We have collateralized the debt by a pledge of the shares of a subsidiary which holds title to the aircraft financed under the facility. At December 31, 2007, $664 million was outstanding under this facility and the net book value of the related aircraft was $2.6 billion.

We have an Export Credit Facility for up to a maximum of $3.64 billion, for Airbus aircraft to be delivered through May 2008. The facility is used to fund 85% of each aircraft’s purchase price. This facility becomes available as the various European Export Credit agencies provide their guarantees for aircraft based on a six-month forward-looking calendar. The financing is for a ten-year fully amortizing loan per aircraft at an interest rate determined through a bid process. We have collateralized the debt by a pledge of the shares of a subsidiary which holds title to the aircraft financed under this facility. As of December 31, 2007, 36 aircraft were financed under this facility and $1.9 billion was outstanding.

From time to time we enter into funded bank financing agreements. As of December 31, 2007, we had a total of $1.1 billion outstanding, which have varying maturities through February 2012. The interest rates are LIBOR based with spreads ranging from 0.300% to 1.625% at December 31, 2007.

Subordinated Debt

In December of 2005, ILFC entered into two tranches of subordinated debt totaling $1.0 billion. Both mature on December 21, 2065, but each tranche has a different call option. The $600 million tranche has a call date of December 21, 2010 and the $400 million tranche has a call date of December 21, 2015. The note with the 2010 call date has a fixed interest rate of 5.90% for the first five years. The note with the 2015 call date has a fixed interest rate of 6.25% for the first ten years. Both tranches have interest rate adjustments if the call option is not exercised. If the call option is not exercised, the new interest rate will be a floating quarterly reset rate based on the initial credit spread of 1.55% and 1.80%, respectively, plus the highest of (i) 3 month LIBOR, (ii) 10-year constant maturity treasury and (iii) 30-year constant maturity treasury.

Commercial Paper

We currently have a $6.0 billion Commercial Paper Program. Under this program, we may borrow a minimum of $100,000 for periods from one day to 270 days. It is our intention to only sell commercial paper to a maximum amount of 75% of the total amount of the backup facilities available (see “Bank Commitments” below). The weighted average interest rate of the outstanding commercial paper was 4.63%, 5.30% and 4.17%, at December 31, 2007, 2006, and 2005, respectively.

Bank Commitments

As of December 31, 2007, we had committed unsecured revolving credit agreements with an original group of 35 banks aggregating $6.5 billion, consisting of a $2.0 billion five-year tranche that expires in October of 2009, a $2.0 billion five-year tranche that expires in October of 2010 and a $2.5 billion five-year tranche that expires in October 2011. These revolving credit agreements provide for interest rates that vary according to the pricing option in effect at the time of borrowing. Pricing options include prime, a range from .25% over LIBOR to 1.85% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The revolving credit agreements are subject to facility fees of .10% of amounts available. This financing is used as backup for our maturing debt and other obligations. We expect to replace or extend these credit agreements on or prior to their expiration dates. At December 31, 2007, we had not drawn on our revolving loans and lines of credit.

Other Variable Interest Entities

We have sold aircraft to entities owned by third parties and from time to time we have provided financing, issued asset value guarantees or loan guarantees related to the aircraft sold. We have determined that ten such entities, each owning one aircraft, are Variable Interest Entities (“VIEs”) in which we are deemed the primary beneficiary. In accordance with Financial Accounting Standards Board Interpretations No. 46R, “Consolidation of Variable Interest Entities” (“FIN46R”), we consolidate these entities. The assets and liabilities of these entities are presented separately on our Consolidated Balance Sheets. We do not have legal control over and we do not own the assets, nor are we directly obligated for the liabilities of these entities.

We have not established any other unconsolidated entities for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We have, however, from time to time established subsidiaries, entered into joint ventures or created other partnership arrangements with the limited purpose of leasing aircraft or facilitating borrowing arrangements.

Derivatives

In the normal course of business, we employ a variety of derivative products to manage our exposure to interest rates risks and foreign currency risks. We enter into derivative transactions only to economically hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements and currency swap agreements. At December 31, 2007, we had interest rate derivative contracts and foreign currency derivative contracts that we accounted for as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended and interpreted (“SFAS 133”).

We had four foreign currency swaps that did not qualify for hedge accounting under SFAS 133 prior to April 1, 2007, when those contracts were redesignated. At December 31, 2007, all our eligible derivative contracts are accounted for as cash flow hedges in accordance with FAS 133.

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

The counterparty to our derivative instruments is AIG Financial Products Corp. (“AIGFP”), a related party. The derivatives are subject to a bilateral security agreement which, in certain circumstances, may allow one party to the agreement to require the second party to the agreement to provide collateral, for which there was no collateral outstanding at December 31, 2007 or 2006. In addition, the derivatives are not subject to a master netting agreement. Failure of the instruments or counterparty to perform under the derivative contracts would have a material impact on our results of operations.

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

While we have been able to borrow the funds necessary to finance operations in the current market environment, prolonged disruptions in the credit markets, turmoil in the airline industry or political environment could limit our ability to borrow funds from our current funding sources. Should this occur, we would seek alternative sources of funding, including securitizations and manufacturer’s financings, drawings upon our revolving loans and lines of credit facilities or seek additional short term borrowings. If we were still unable to obtain sufficient funding, we could negotiate with manufacturers to defer deliveries of certain aircraft.

Credit Market Environment

During the second half of 2007, disruption in the global credit markets coupled with the re-pricing of credit risk created extremely difficult market conditions in the financial markets. These conditions resulted in greater volatility, less liquidity and widening of credit spreads. It is difficult to predict how long these conditions will exist and how our credit spreads will continue to be affected, potentially making our borrowings more expensive.

The following summarizes our contractual obligations at December 31, 2007.

Existing Commitments

	Commitments Due by Year
	Total	2008	2009	2010	2011	2012	Thereafter
	(Dollars in thousands)

Public and Bank Term Debt	$25,985,294	$4,611,083	$4,118,845	$4,266,375	$4,447,682	$4,093,678	$4,447,631
Commercial Paper	4,498,555	4,498,555	—	—	—	—	—
Interest Payments on Debt Outstanding(a)(b)	7,507,618	1,287,682	1,055,251	825,646	585,550	321,393	3,432,096
Operating Leases(c)	87,194	9,303	10,690	11,407	11,870	12,352	31,572
Pension Obligations(d)	3,065	432	467	507	547	553	559
Tax Benefit Sharing Agreement Due to AIG	85,000	—	85,000	—	—	—	—
Loan Commitments	43,854	43,854	—	—	—	—	—
Purchase Commitments	20,103,800	4,173,900	2,573,700	1,278,600	1,382,800	712,300	9,982,500

Total	$58,314,380	$14,624,809	$7,843,953	$6,382,535	$6,428,449	$5,140,276	$17,894,358

Contingent Commitments

	Contingency Expiration by Year
	Total	2008	2009	2010	2011	2012	Thereafter
	(Dollars in thousands)

Put Options(e)	$343,550	$—	$—	$—	$—	$78,950	$264,600
Asset Value Guarantees(e)	142,216	27,000	—	—	27,841	—	87,375
Loan Guarantees(e)	31,802	—	—	—	—	—	31,802
Lines of Credit	50,000	—	—	50,000	—	—	—

Total(f)	$567,568	$27,000	$—	$50,000	$27,841	$78,950	$383,777

(a)	Future interest payments on floating rate debt are estimated using floating interest rates in effect at December 31, 2007.

(b)	Includes the effect of interest rate and foreign currency derivative instruments.

(c)	Excludes fully defeased aircraft sale-lease back transactions.

(d)	Our pension obligations are a part of intercompany expenses, which AIG allocates to us on an annual basis. The amount is an estimate of such allocation. The column “Thereafter” consists of the 2013 estimated allocation. The amount allocated has not been material to date.

(e)	From time to time we participate with airlines, banks, and other financial institutions to assist in financing aircraft by providing asset value guarantees, put options or loan guarantees collateralized by aircraft. As a result, should we be called upon to fulfill our obligations, we would have recourse to the value of the underlying aircraft. To the extent that the value of the underlying aircraft is less than the guarantee, we would record a loss. Guarantees entered into after December 31, 2002, are recorded at fair value in accordance with FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees at Indebtedness of Others.” See Note A of Notes to Consolidated Financial Statements.

(f)	Excluded from total contingent commitments are $63.8 million of unrecognized tax benefits, excluding interest and penalties. The amounts are included in Current income taxes on our 2007 Consolidated Balance Sheet. The future cash flows of these liabilities are uncertain and we are unable to make reasonable estimates of the outflows. Also see Note G of Notes to Consolidated Financial Statements.

Results of Operations

2007 Compared to 2006

Revenues from rentals of flight equipment increased 15.1% to $4,587.6 million in 2007 from $3,984.9 million in 2006. The number of aircraft in our fleet increased to 900 at December 31, 2007 compared to 824 at December 31, 2006. Revenues from rentals of flight equipment increased (i) $532.0 million due to the addition of aircraft to our fleet that earned revenue during the entire year, or part thereof, in 2007 compared to no or partial earned revenue during 2006; (ii) $26.4 million related to aircraft in our fleet during both years that were redelivered or had lease rate changes during 2007; and (iii) $96.0 million due to an increase in the number of leases which include overhaul provisions, resulting in an increase in the aggregate number of hours flown, on which we collect overhaul revenue. The increases were offset by a $51.7 million decrease related to aircraft in service during the period ended December 31, 2006 and sold prior to December 31, 2007. Each aircraft in our fleet was subject to a signed lease agreement or a signed letter of intent at December 31, 2007.

In addition to leasing operations, we engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment on a principal and commission basis. Revenues from flight equipment marketing decreased to $30.6 million in 2007, compared to $71.4 million in 2006 due to a decrease in the number and type of flight equipment sold in 2007 compared to 2006. During the year ended December 31, 2007, we sold nine aircraft, one of which was accounted for as a finance lease and one of which was converted from an operating lease to a sales-type lease. During the same period in 2006, we sold 21 aircraft, two of which were accounted for as sale-lease back transactions. We also sold one engine during 2007 compared to four engines during 2006.

Interest and other revenue increased to $111.6 million in 2007 compared to $86.3 million in 2006 due to (i) the sale of claims against bankrupt airlines for $31.5 million; (ii) distributions on stock received as a result of a settlement related to an airline bankruptcy in the amount of $2.2 million; and (iii) other minor changes aggregating an increase of $1.6 million. These increases were offset by lower fees and deposit forfeitures due to nonperformance by customers in the amount of $10.0 million.

Interest expense increased to $1,612.9 million in 2007 compared to $1,469.7 million in 2006 as a result of (i) an increase in average debt outstanding (excluding the effect of debt discount and foreign exchange adjustments), primarily borrowed to finance aircraft acquisitions, to $29.7 billion in 2007 compared to $27.5 billion in 2006 and (ii) an increase in interest rates. Our average composite interest rate increased to 5.20% in 2007 from 5.12% in 2006.

Our composite borrowing rates fluctuated as follows:

ILFC Composite Interest Rates and Prime Rates

We account for derivatives under SFAS No. 133, “Accounting for Derivatives and Hedging Activities” as amended (“SFAS 133”). Income effect from derivatives, net of change in hedged items due to changes in foreign exchange rates was an expense of $5.3 million and a $49.7 million benefit for the years ended December 31, 2007 and 2006, respectively. The income effect includes expense from derivatives with no hedge accounting treatment under SFAS 133, net of foreign exchange gain or loss on the economically hedged item, of $16.0 million in 2007 compared to $36.8 million benefit in 2006. We began applying hedge accounting for all our swap contracts at the beginning of the second quarter of 2007. At December 31, 2006, we had four contracts that did not qualify for hedge accounting. See Note K of Notes to Consolidated Financial Statements.

Depreciation of flight equipment increased 10.6% to $1,736.3 million in 2007 compared to $1,570.3 million in 2006 due to the increased cost of the fleet to $52.2 billion in 2007 from $47.2 billion in 2006.

Provision for overhauls increased to $290.1 million in 2007 compared to $249.2 million in 2006 due to an increase in the aggregate number of hours flown, on which we collect overhaul revenue, which results in an increase in the estimated future reimbursements.

Selling, general and administrative expenses increased to $152.3 million in 2007 compared to $148.1 million in 2006 due to (i) an increase of $9.6 million in 2007 employee related expenses compared to 2006 and (ii) a $3.9 million charge taken in 2007 related to dissolving a joint venture. The increases were offset by a charge in the amount of $9.1 million related to a Canadian court ruling taken in 2006, which did not reoccur in 2007 (see Note J of Notes to the Consolidated Financial Statements); and (iii) other minor savings aggregating $0.2 million.

Other expenses consist of a $20.1 million charge related to a notes receivable write-down in 2006 related to a lessee under bankruptcy protection.

Our effective tax rate for the year ended December 31, increased to 33.9% in 2007 from 30.3% in 2006. The increase is primarily due to a complete phase-out of the Extraterritorial Income Act benefit exclusion as of December 31, 2006 as a result of the 2004 enactment of the American Jobs Creation Act and a complete phase out of Foreign Sales Corporation benefits. The result of the phase out was an increase in the provision of $51.6 million for the year ended December 31, 2007 compared to the same period in 2006, which increased our effective tax rate by 5.6%. See Note G of Notes to Consolidated Financial Statements.

In 2002 and 2003 we participated in certain tax planning activities with our parent, AIG and related entities, which provided certain tax and other benefits to the AIG consolidated group. As a result of our participation in these activities, AIG shared a portion of the tax benefits of these activities attributable to us, which aggregated $245.0 million. We repaid $160.0 million of those tax benefits to AIG in 2007 and the remainder is due in 2009. The liability is recorded in Tax benefit sharing payable to AIG on the Consolidated Balance Sheet.

Accumulated other comprehensive (loss) income was $(106.2) million and $2.7 million at December 31, 2007 and 2006, respectively, primarily due to changes in market values of cashflow hedges. See Note E of Notes to the Consolidated Financial Statements.

We performed impairment reviews of all aircraft in our fleet as of June 30, 2007 and 2006, in accordance with SFAS 144. No impairments have been recognized related to aircraft, as the existing service potential of the aircraft in our portfolio has not been diminished. Further, we have been able to re-lease the aircraft without diminution in lease rates to an extent that would warrant an impairment write down.

2006 Compared to 2005

Revenues from rentals of flight equipment increased 14.4% to $3,984.9 million in 2006 from $3,482.2 million in 2005. The number of aircraft in our fleet increased to 824 at December 31, 2006 compared to 746 at December 31, 2005. Revenues from rentals of flight equipment increased (i) $502.5 million due to the addition of aircraft to our fleet that earned revenue during the entire period, or part thereof, in 2006 compared to no or partial earned revenue during 2005 and (ii) $55.4 million due to an increase in the number of leases which include overhaul provisions, resulting in an increase in the aggregate numbers of hours flown, on which we collect overhaul revenue. The increases were offset by (i) a $35.7 million decrease related to lost revenue on aircraft repossessed from airlines under bankruptcy protection and (ii) a $19.5 million decrease related to aircraft in service during the period ended December 31, 2005 and sold prior to December 31, 2006. We had one aircraft in our fleet that was not subject to a signed lease agreement or a signed letter of intent at December 31, 2006.

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

Interest and other revenue increased to $86.3 million in 2006 compared to $61.4 million in 2005 due to (i) an increase in fees and deposit forfeitures due to non-performance by customers in the amount of $10.0 million; (ii) 2005 charges related to reserves for asset value guarantees and other fee based services in the amount of $7.9 million that did not reoccur in 2006; (iii) an increase in foreign exchange gain in the amount of $8.6 million; and (iv) an increase in interest income in the amount of $4.8 million. These increases were offset by lower revenue from VIE’s of $6.4 million.

Interest expense increased to $1,469.7 million in 2006 compared to $1,164.4 million in 2005 as a result of (i) an increase in average debt outstanding (excluding the effect of debt discount and foreign exchange adjustments), primarily borrowed to finance aircraft acquisitions, to $27.5 billion in 2006 compared to $24.7 billion in 2005 and (ii) an increase in interest rates. Our average composite interest rate increased to 5.12% in 2006 from 4.67% in 2005.

We account for derivatives under SFAS No. 133, “Accounting for Derivatives and Hedging Activities” as amended. Income effect from derivatives, net of change in hedged items due to changes in foreign exchange rates was a benefit in the amounts of $49.7 million and $46.1 million for the years ended December 31, 2006 and 2005, respectively. The income effect includes income from derivatives with no hedge accounting treatment under FAS 133 in the amount of $36.8 million in 2006 and $48.7 million in 2005 (see Note K of Notes to Consolidated Financial Statements).

Depreciation of flight equipment increased 14.4% to $1,570.3 million in 2006 compared to $1,372.1 million in 2005 due to the increased cost of the fleet to $47.2 billion in 2006 from $42.1 billion in 2005.

Provision for overhauls decreased to $249.2 million in 2006 compared to $260.0 million in 2005 due to a decrease in expected overhaul related expenses.

Selling, general and administrative expenses increased to $148.1 million in 2006 compared to $135.8 million in 2005 due to (i) a charge in the amount of $9.1 million related to a Canadian court ruling (see Note J of Notes to the Consolidated Financial Statements) and (ii) an increase of $6.9 million in 2006 employee related expenses compared to 2005, primarily due to an increase in employee benefit charges from AIG and an increase in the number of employees from 160 to 172; offset by minor savings in the amount of $3.7 million.

Other expenses consist of the following charges:

•	(2006) $20.1 million related to a notes receivable write-down related to a lessee under bankruptcy protection; and

•	(2005) $38.3 million related to the restructuring of ownership of aircraft in certain lease transactions in Australia (see Note J of Notes to Consolidated Financial Statements), and $11.7 million related to a write-down of notes receivable in 2005.

Our effective tax rate for the year ended December 31, 2006 was 30.3% compared to 35.0% for the same period in 2005. The decrease is due to audit adjustments and related interest charged in 2005, offset by a larger 2006 tax benefit received under the Extraterritorial Income Act.

In 2002 and 2003 we participated in certain tax planning activities with our parent, AIG and related entities, which provided certain tax and other benefits to the AIG consolidated group. As a result of our participation in these activities, AIG shared a portion of the tax benefits of these activities attributable to us, which aggregated $245.0 million. We are required to repay those tax benefits to AIG in 2007 and 2009. The liability is recorded in Tax benefit sharing payable to AIG on the Consolidated Balance Sheet.

Accumulated other comprehensive income (loss) was $2.7 million and $66.4 million at December 31, 2006 and 2005, respectively, primarily due to changes in market values of cashflow hedges. See Note E of Notes to the Consolidated Financial Statements.

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

New Accounting Pronouncements

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”

On February 14, 2008, the FASB issued FASB Staff Position 157-1, “Application of SFAS No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13.”

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”

In December 2007, the FASB issued SFAS 160, “Noncontrolling interest in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.”

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

We calculate the VaR with respect to the net fair value by using historical scenarios. This methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical information for interest rates and foreign exchange rates were used to construct the historical scenarios at December 31, 2007 and 2006. For each scenario, each financial instrument is re-priced. Scenario values for our operations are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum adverse deviation in net fair market value incurred by these scenarios with 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period is assumed in computing the VaR figure. The following table presents the average, high and low VaRs on a combined basis and of each component at market risk for our operations with respect to its fair value for the periods ended December 31, 2007 and 2006. The VaR decreased, despite the year-to-year growth in lease income, primarily due to significant decreases in the U.S. Dollar yields and yield volatilities.

ILFC Market Risk

	December 31, 2007			December 31, 2006
	Average	High	Low	Average	High	Low
	(Dollars in millions)

Combined	$70.0	$102.3	$38.5	$151.5	$208.7	$102.3
Interest Rate	69.9	102.2	38.8	151.3	208.0	102.2
Currency	0.9	1.2	0.7	0.9	1.6	0.3

The VaR calculation reflects the fact that we currently have more financial liabilities (debt) than financial assets (present value of lease payments).

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the year covered by this annual report. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective as of December 31, 2007.

(B) Management’s Report on Internal Control over Financial Reporting

Management of ILFC is responsible for establishing and maintaining adequate internal control over financial reporting. ILFC’s internal control over financial reporting is a process, under the supervision of the Certifying Officers, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of ILFC’s financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

ILFC management, including the Certifying Officers, conducted an assessment of the effectiveness of ILFC’s internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ILFC management has concluded that, as of December 31, 2007, ILFC’s internal control over financial reporting was effective based on the criteria in Internal Control — Integrated Framework issued by the COSO.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Variable Interest Entities

Our consolidated balance sheets include assets in the amount of $112.1 million and $124.7 million and liabilities in the amount of $7.0 million and $8.2 million at December 31, 2007 and 2006, respectively, and we recorded a net loss of $3.8 million in 2007, a net loss of $7.5 million in 2006 and a net gain of $1.8 million in 2005 related to Variable Interest Entities (“VIEs”). Our assessment of disclosure controls and procedures, as described above, includes the VIEs. Each of the VIEs has a discrete number of assets and we, as lender and guarantor to the VIEs, have been provided sufficient information to conclude that our procedures with respect to these VIEs are effective in providing reasonable assurance that the information required to be disclosed by us relating to these entities is reconciled, processed, summarized and reported within the periods specified by the Securities and Exchange Commission and is accumulated and communicated to our management, including the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. However, management has been unable to assess the effectiveness of internal control over financial reporting at those entities, due to our inability to dictate or modify the controls of those entities, or to assess those controls.

(C) Changes in Internal Control Over Financial Reporting

Other than the remediation of the derivative accounting material weakness described below, there were no changes during the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Prior to March 31, 2007, our management had concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting with respect to derivative accounting. This control deficiency, which management first determined to be a material weakness under the Public Company Accounting Oversight Board’s Auditing Standard No. 2 in our Annual Report on Form 10-K for the year ended December 31, 2005, largely related to inadequate hedge documentation, as required under SFAS 133 and incorrect methodology when assessing effectiveness of our interest and foreign currency swaps. We undertook several remedial steps during the three months ended March 31, 2007 as well as during the year ended December 31, 2006, as described below, to enhance controls. As of March 31, 2007, we believe we had taken the necessary steps to remediate the material weakness. Before concluding that the material weakness was remediated, management implemented and evaluated its new controls and procedures for derivative accounting and determined that these procedures were operating effectively for a sufficient period of time and subjected them to appropriate tests in order to conclude that they are operating effectively. Accordingly, management concluded that the material weakness in our internal control over financial reporting with respect to derivative accounting was remediated as of March 31, 2007.

Remediation of material weakness

During Fiscal 2006 and 2007, the following remedial steps were taken to strengthen internal controls to address the material weakness described above:

•	established enhanced procedures performed by accounting personnel over documentation with respect to hedge accounting;

•	established review of ineffectiveness measures by qualified personnel to ensure acceptable methods are used.

Accordingly, management concluded that this material weakness was remediated as of March 31, 2007.

Item 9B. Other Information

None.

PART III

Item 14.  Principal Accountant Fees and Services

Aggregate fees for professional services rendered to us by PricewaterhouseCoopers LLP (“PwC”) for the years ended December 31, 2007 and 2006, were:

	2007	2006
Audit Fees(a)	$1,300,000	$2,423,000
Tax Fees(b)	398,890	319,306

Total Fees	$1,698,890	$2,742,306

(a)	Audit Fees consist of fees for professional services provided in connection with the audits of our financial statements, services rendered in connection with our registration statements filed with the Securities and Exchange Commission, the delivery of consents and the issuance of comfort letters. This also includes Sarbanes-Oxley Section 404 work performed at ILFC for AIG’s 2007 and 2006 assessment.

(b)	Tax Fees consist of the aggregate fees for services rendered for tax compliance, tax planning and tax advice.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

FORM 10-K
Items 8, 15(a), and 15(b)

INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following consolidated financial statements of the Company and its subsidiaries required to be included in Item 8 are listed below:

The following financial statement schedule of the Company and its subsidiaries is included in Item 15(a)(2):

Report of Independent Registered Public Accounting Firm on Financial Statements Schedule	58

Schedule Number	Description	Page

II	Valuation and Qualifying Accounts	59

All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

The following exhibits of the Company and its subsidiaries are included in Item 15(b):

Exhibit
Number	Description

3.1	Restated Articles of Incorporation of the Company, as amended through December 9, 1992, filed November 3, 1993 (filed as an exhibit to Registration Statement No. 33-50913 and incorporated herein by reference).
3.2	Certificate of Determination of Preferences of Series A Market Auction Preferred Stock (filed December 9, 1992 as an exhibit to Registration Statement No. 33-54294 and incorporated herein by reference).
3.3	Certificate of Determination of Preferences of Series B Market Auction Preferred Stock (filed December 9, 1992 as an exhibit to Registration Statement 33-54294 and incorporated herein by reference).
3.4	Certificate of Determination of Preferences of Series C Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.5	Certificate of Determination of Preferences of Series D Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.6	Certificate of Determination of Preferences of Series E Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.7	Certificate of Determination of Preferences of Series F Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.8	Certificate of Determination of Preferences of Series G Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).
3.9	Certificate of Determination of Preferences of Series H Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).
3.10	Certificate of Determination of Preferences of Preferred Stock of the Company (filed as an exhibit to Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
3.11	By-Laws of the Company, including amendment thereto dated August 31, 1990 (filed as an exhibit to Registration Statement No. 33-37600 and incorporated herein by reference).

Exhibit
Number	Description

3.12	Unanimous Written Consent of Sole Stockholder of the Company, dated January 2, 2002, amending the By-Laws of the Company (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).
4.1	Indenture dated as of November 1, 1991, between the Company and U.S. Bank Trust National Association (successor to Continental Bank, National Association), as Trustee (filed as an exhibit to Registration Statement No. 33-43698 and incorporated herein by reference).
4.2	First supplemental indenture, dated as of November 1, 2000, to the Indenture between the Company and U.S. Bank Trust National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
4.3	Second Supplemental Indenture, dated as of February 28, 2001, to the Indenture between the Company and U.S. Bank Trust National Association (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).
4.4	Third Supplemental Indenture, dated as of September 26, 2001, to the Indenture between the Company and U.S. Bank Trust National Association (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).
4.5	Indenture dated as of November 1, 2000, between the Company and the Bank of New York, as Trustee (filed as an exhibit to Registration No. 333-49566 and incorporated herein by reference).
4.6	The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
4.7	First Supplemental Indenture, dated as of August 16, 2002 to the indenture between the Company and the Bank of New York (filed as Exhibit 4.2 to Registration Statement No. 333-100340 and incorporated herein by reference).
4.8	Fourth Supplemental Indenture, dated as of November 6, 2002, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
4.9	Fifth Supplemental Indenture, dated as of December 27, 2002, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
4.10	Sixth Supplemental Indenture, dated as of June 2, 2003, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).
4.11	Seventh Supplemental Indenture, dated as of October 8, 2004, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 8-K dated October 14, 2004 and incorporated herein by reference).
4.12	Eighth Supplemental Indenture, dated as of October 5, 2005, to the indenture between the Company and U.S. Bank National Association filed as an exhibit to Form 10-K for the year ended December 31, 2005 and incorporated herein by reference..
4.13	Ninth Supplemental Indenture, dated as of October 5, 2006, to the indenture between the Company and U.S. Bank National Association.
4.14	Tenth Supplemental Indenture, dated as of October 9, 2007, to the indenture between the Company and U.S. Bank National Association.
4.15	Agency Agreement (Amended and Restated), dated September 15, 2006, by and among the Company, Citibank, N.A. and Dexia Banque Internationale à Luxembourg, société anonyme (filed as an exhibit to Form 8-K, event date September 20, 2006 and incorporated herein by reference).
4.16	Supplemental Agency Agreement, dated September 7, 2007, among the Company, Citibank, N.A. and Dexia Banque Internationale à Luxembourg, société anonyme (filed as an exhibit to Form 8-K, event date September 7, 2007 and incorporated herein by reference).
4.17	Indenture, dated as of August 1, 2006, between the Company and Deutsche Bank Trust Company Americas, as Trustee (filed as Exhibit 4.1 to Registration Statement No. 333-136681 and incorporated herein by reference).

Exhibit
Number	Description

10.1	Aircraft Facility Agreement, dated as of January 19, 1999, among the Company, Halifax PLC and the other banks listed therein providing up to $4,327,260,000 for the financing of approximately seventy-five Airbus aircraft (filed as an exhibit to Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.2	Aircraft Facility Agreement, dated as of May 18, 2004, among Whitney Leasing Limited, as borrower, the Company, as guarantor and the Bank of Scotland and the other banks listed therein providing up to $2,643,660,000 (plus related premiums) for the financing of aircraft (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference) and, as most recently amended, as of May 30, 2006, to increase the size of the facility to $3,643,660,000 and May 30, 2007, to extend the termination until May 2008.

10.3	$2,000,000,000 Five-Year Revolving Credit Agreement, dated as of October 15, 2004, among the Company, CitiCorp USA, Inc., as Administrative Agent, and the other financial institutions listed therein (filed as an exhibit to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).
10.4	Amendment No. 1 to the $2,000,000,000 Five-Year Revolving Credit Agreement dated as of October 15, 2004, among the Company, CitiCorp USA, Inc., as Administrative Agent, and the other financial institutions listed therein (filed as an exhibit to Form 8-K, event date October 18, 2006, and incorporated herein by reference).
10.5	$2,000,000,000 Five-Year Revolving Credit Agreement dated as of October 14, 2005, among the Company, CitiCorp USA, Inc as Administrative Agent, and the other financial institutions listed therein (filed as an exhibit to Form 8-K, event date October 14, 2005, and incorporated herein by reference).
10.6	Amendment No. 1 to the $2,000,000,000 Five-Year Revolving Credit Agreement dated as of October 14, 2005, among the Company, CitiCorp USA, Inc., as Administrative Agent, and the other financial institutions listed therein (filed as an exhibit to Form 8-K, event date October 18, 2006, and incorporated herein by reference).
10.7	$2,500,000,000 Five-Year Revolving Credit Agreement, dated as of October 13, 2006, among the Company, CitiCorp USA, Inc., as Administrative Agent, and the other financial institutions listed therein (filed as an exhibit to Form 8-K event date October 18, 2006 and incorporated herein by reference).
12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.
23	Consent of PricewaterhouseCoopers LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman of the Board and Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice Chairman, Chief Financial Officer and Chief Accounting Officer.
32.1	Certification under 18 U.S.C., Section 1350.

Report of Independent Registered Public Accounting Firm

To The Shareholders and Board of Directors
of International Lease Finance Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the consolidated financial position of International Lease Finance Corporation and its subsidiaries (the “Company”) at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California

February 25, 2008

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	December 31,
	2007	2006

ASSETS
Cash, including interest bearing accounts of $171,609 (2007) and $154,812 (2006)	$182,772	$157,120
Current income taxes	138,405	448,343
Notes receivable, net of allowance	111,427	148,558
Net investment in finance and sales-type leases	307,083	283,386

Flight equipment under operating leases	52,174,479	47,200,028
Less accumulated depreciation	10,376,819	8,724,079

	41,797,660	38,475,949
Deposits on flight equipment purchases	794,239	1,077,444
Lease receivables and other assets	428,836	476,670
Derivative assets	907,793	738,620
Variable interest entities assets	112,059	124,734
Deferred debt issue costs — less accumulated amortization of $110,017 (2007) and $83,977 (2006)	94,390	104,704

	$44,874,664	$42,035,528

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued interest and other payables	$461,496	$417,424
Tax benefit sharing payable to AIG	85,000	245,000
Debt financing, net of deferred debt discount of $32,570 (2007) and $33,104 (2006)	29,451,279	27,860,242
Subordinated debt	1,000,000	1,000,000
Foreign currency adjustment related to foreign currency denominated debt	968,600	677,402
Derivative liabilities	44,074	—
Security deposits on aircraft, overhauls and other	1,441,870	1,281,833
Rentals received in advance	251,381	223,313
Deferred income taxes	4,135,137	3,747,141
Variable interest entities liabilities	7,048	8,175
Commitments and contingencies — Note J
SHAREHOLDERS’ EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B (2007 and 2006), each series having 500 shares issued and outstanding	100,000	100,000
Common stock — no par value; 100,000,000 authorized shares, 45,267,723 shares issued and outstanding	1,053,582	1,053,582
Paid-in capital	593,455	591,757
Accumulated other comprehensive (loss) income	(106,219)	2,718
Retained earnings	5,387,961	4,826,941

Total shareholders’ equity	7,028,779	6,574,998

	$44,874,664	$42,035,528

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

	Years Ended December 31,
	2007	2006	2005

REVENUES:
Rental of flight equipment	$4,587,611	$3,984,948	$3,482,210
Flight equipment marketing	30,613	71,445	66,737
Interest and other	111,599	86,304	61,426

	4,729,823	4,142,697	3,610,373

EXPENSES:
Interest	1,612,886	1,469,650	1,164,432
Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	5,310	(49,709)	(46,095)
Depreciation of flight equipment	1,736,277	1,570,296	1,372,103
Provision for overhauls	290,134	249,181	260,008
Flight equipment rent	18,000	18,968	—
Selling, general and administrative	152,331	148,097	135,757
Other expenses	—	20,107	49,985

	3,814,938	3,426,590	2,936,190

INCOME BEFORE INCOME TAXES	914,885	716,107	674,183
Provision for income taxes	310,519	216,840	235,834

NET INCOME	$604,366	$499,267	$438,349

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

	Market Auction					Accumulated
	Preferred Stock		Common Stock			Other
	Number		Number			Comprehensive
	of		of		Paid-in	Income	Retained
	Shares	Amount	Shares	Amount	Capital	(Loss)	Earnings	Total

Balance at December 31, 2004	1,000	$100,000	42,198,119	$653,582	$579,955	$22,825	$3,973,575	$5,329,937
Issuance of common stock			3,069,604	400,000				400,000
Common stock dividends							(37,000)	(37,000)
Preferred stock dividends							(4,650)	(4,650)
Comprehensive income:
Net income							438,349	438,349
Other comprehensive income
Cash flow derivative transactions (net of tax of $24,323)						45,172		45,172
Change in unrealized appreciation securities available-for-sale (net of tax of ($859))						(1,596)		(1,596)

Comprehensive income:								481,925
Other(a)					7,529		(5,179)	2,350

Balance at December 31, 2005	1,000	100,000	45,267,723	1,053,582	587,484	66,401	4,365,095	6,172,562
Common stock dividends							(32,000)	(32,000)
Preferred stock dividends							(5,421)	(5,421)
Comprehensive income:
Net income							499,267	499,267
Other comprehensive income
Cash flow derivative transactions (net of tax of ($33,858))						(62,879)		(62,879)
Change in unrealized appreciation securities available-for-sale (net of tax of ($433))						(804)		(804)

Comprehensive income								435,584
Other(a)					4,273			4,273

Balance at December 31, 2006	1,000	100,000	45,267,723	1,053,582	591,757	2,718	4,826,941	6,574,998
Common stock dividends							(38,000)	(38,000)
Preferred stock dividends							(5,346)	(5,346)
Comprehensive Income:
Net income							604,366	604,366
Other comprehensive income:
Cash flow derivative transactions (net of tax of ($58,565))						(108,762)		(108,762)
Change in unrealized appreciation securities available-for-sale (net of tax of ($94))						(175)		(175)

Comprehensive income								495,429
Other(a)					1,698			1,698

Balance at December 31, 2007	1,000	$100,000	45,267,723	$1,053,582	$593,455	$(106,219)	$5,387,961	$7,028,779

(a)	In March 2005, we adjusted Retained Earnings and Paid-in Capital by $5,179 for certain prior period compensation costs related to an incentive plan of AIG. See Note B of Notes to Consolidated Financial Statements. We recorded an additional $2,350 in Paid-in Capital during 2005, $4,273 during 2006 and $1,698 during 2007 for compensation and other expenses paid by AIG on our behalf for which we were not required to pay.

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2007	2006	2005

OPERATING ACTIVITIES:
Net income	$604,366	$499,267	$438,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	1,736,277	1,570,296	1,372,103
Deferred income taxes	446,655	711,129	416,721
Change in fair value of derivative instruments	(292,426)	(591,331)	683,004
Foreign currency adjustment of non-US$ denominated debt	503,600	577,431	(692,981)
Amortization of deferred debt issue costs	30,229	30,558	22,692
Other, including foreign exchange adjustments on foreign currency denominated cash	(331)	(9,114)	6,118
Changes in operating assets and liabilities:
Decrease in notes receivable	15,752	35,032	20,585
Decrease (increase) in lease receivables and other assets	88,579	(8,921)	112,022
Increase (decrease) in accrued interest and other payables	28,440	(2,323)	96,880
Decrease (increase) in current income taxes	309,938	(299,944)	(141,892)
Decrease in tax benefit sharing payable to AIG	(160,000)	—	—
Increase in rentals received in advance	28,068	35,356	27,079
Change in unamortized debt discount	4,322	5,777	(9,380)

Net cash provided by operating activities	3,343,469	2,553,213	2,351,300

INVESTING ACTIVITIES:
Acquisition of flight equipment under operating leases	(4,705,376)	(5,268,130)	(5,344,801)
Payments for deposits and progress payments	(485,234)	(754,786)	(829,913)
Proceeds from disposal of flight equipment — net of gain	186,912	690,086	454,512
Advance on notes receivable	—	(48,616)	(39,100)
Collections on notes receivable	17,607	63,890	25,035
Collections on finance and sales-type leases — net of income amortized	55,774	25,085	29,163
Other	5,749	(12,464)	7,709

Net cash used in investing activities	(4,924,568)	(5,304,935)	(5,697,395)

FINANCING ACTIVITIES:
Issuance of common stock	—	—	400,000
Net change in commercial paper	1,740,908	132,238	(49,839)
Proceeds from debt financing	3,783,374	6,406,169	7,421,098
Payments in reduction of debt financing	(4,146,181)	(3,896,007)	(4,451,706)
Debt issue costs	(23,702)	(41,711)	(56,577)
Payment of common and preferred dividends	(39,086)	(37,421)	(41,650)
Increase in customer deposits	289,038	176,816	195,086

Net cash provided by financing activities	1,604,351	2,740,084	3,416,412

Net (decrease) increase in cash	23,252	(11,638)	70,317
Effect of exchange rate changes on cash	2,400	10,798	(12,104)
Cash at beginning of year	157,120	157,960	99,747

Cash at end of year	$182,772	$157,120	$157,960

(Table continued on following page)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2007	2006	2005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest, excluding interest capitalized of $37,192 (2007), $48,038 (2006) and $54,097 (2005))	$1,606,049	$1,370,472	$1,101,409
Income taxes, net	(286,763)	(194,346)	(38,994)

2007:
$640,981 of Deposits on flight equipment purchases was applied to Acquisition of flight equipment under operating leases.
$127,458 was reclassed from Security and other deposits to Deposits on flight equipment for concessions received from manufacturers.
An aircraft previously accounted for as an operating lease was converted into a finance lease in the amount of $74,426
Certain credits from aircraft and engine manufacturers in the amount of $41,680 reduced the basis of Flight equipment under operating leases and increased Lease receivables and other assets.
$9,120 of Notes receivable and $5,529 of Lease receivable and other assets were exchanged for Flight equipment of $14,649.
2006:
$825,804 of Deposits on flight equipment purchases was applied to Acquisition of flight equipment under operating leases.
Notes in the amount of $6,000 were received as partial payment for flight equipment sold with a net book value of $63,665.
Certain credits from aircraft and engine manufacturers in the amount of $100,535 reduced the basis of Flight equipment under operating leases and increased Lease receivables and other assets.
2005:
$931,619 of Deposits on flight equipment purchases was applied to Acquisition of flight equipment under operating leases.
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
Certain credits from aircraft and engine manufacturers in the amount of $161,648 reduced the basis of Flight equipment under operating leases and increased Lease receivables and other assets.

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

Parent Company:  ILFC is an indirect wholly owned subsidiary of American International Group, Inc. (“AIG”). AIG is a holding company which, through its subsidiaries, is primarily engaged in a broad range of insurance and insurance-related activities in the United States and abroad. AIG’s primary activities include both general and life insurance and retirement services operations. Other significant activities include financial services and asset management.

Principles of Consolidation:  The accompanying consolidated financial statements include the results of all entities in which we have a controlling financial interest, as well as accounts of variable interest entities in which we are the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). Investments in equity securities in which we have more than a 20% interest, but do not have a controlling interest and are not the primary beneficiary, are accounted for under the equity method of accounting. Investments in which we have less than a 20% interest are carried at cost.

Variable Interest Entities: We consolidate variable interest entities in accordance with FIN 46(R). The variable interest entities that we consolidate consist of ten entities, to which we have sold aircraft and we have determined we are the primary beneficiary. The entities are owned by third parties and we provided financing or guaranteed third party financing to those entities. Each of the entities owns one aircraft each. The individual financing agreements are cross-collateralized by the aircraft. Assets in the amount of $112,059 and $124,734 and liabilities in the amount of $7,048 and $8,175 are included on our 2007 and 2006 Consolidated Balance Sheets and net expenses (revenues) in the amounts of $3,760, $7,500 and $(1,777) are included in our Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005, respectively.

Intercompany Allocations and Fees:  We are party to cost sharing agreements with AIG. Generally, these agreements provide for the allocation of corporate costs based upon a proportional allocation of costs to all subsidiaries. We also pay other subsidiaries of AIG a fee related to management services provided for certain of our foreign subsidiaries. We earned management fees from two trusts consolidated by AIG for the management of aircraft we have sold to the trusts.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note A — Summary of Significant Accounting Policies (Continued)

Our financial statements include the following amounts involving related parties:

	December 31,
	2007	2006	2005

Expense (income):
Allocation of corporate costs from AIG	$12,877	$7,507	$8,050
Management services paid to subsidiaries of AIG	726	643	587
Management fees received	(9,878)	(9,678)	(9,833)
Asset (liability):
Taxes benefit sharing payable to AIG	(85,000)	(245,000)
Accrued corporate costs payable to AIG	(1,495)	(1,805)
Accrued dividend payable to AIG	(4,260)	—
Income taxes receivable from AIG	138,405	448,343
Medium term notes	(200,000)	(200,000)
Net (payable) receivable for management fees and other	(577)	444

All of our derivative contracts are entered into with AIG Financial Products Corp., a related party. The fair market value is disclosed separately on our Consolidated Balance Sheets. See Note K — Derivative Financial Instruments.

Lease Revenue:  We lease flight equipment principally under operating leases and report rental income ratably over the life of the lease. The difference between the rental income recorded and the cash received under the provisions of the lease is included in Lease receivables and other assets on the Consolidated Balance Sheets. Past-due rentals are recognized on the basis of management’s assessment of collectibility. In certain cases, leases provide for additional rentals based on usage. The usage may be calculated based on hourly usage or on the number of cycles operated, depending on the lease contract. A cycle is defined as one take-off and landing. The lessee typically reports the usage to us monthly.

Lease revenues from the rental of flight equipment have been reduced by payments received by our customers from the notional accounts established by the aircraft and engine manufacturers.

Rentals received but unearned under the lease agreements are recorded in Rentals received in advance on the Consolidated Balance Sheets until earned.

Lessee specific modifications such as those related to modifications of the aircraft cabin are capitalized as initial direct costs and amortized over the term of the lease.

Initial Direct Costs:  We treat as period costs internal and other costs incurred in connection with identifying, negotiating and delivering aircraft to our lessees. Amounts paid by us to lessees, or other parties, in connection with the lease transactions are capitalized and amortized as a reduction to lease revenue over the lease term in accordance with Financial Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases.” The lease term is determined as defined by paragraph 5(f) of SFAS 13, “Accounting for Leases.” At December 31, 2007 and 2006, we had unamortized initial direct cost in the amount of $89,135 and $94,499, respectively.

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

Overhaul rentals are included under the caption Rental of flight equipment in the Consolidated Statements of Income. We provide a charge to operations for estimated reimbursements at the time the lessee pays the overhaul rentals based on overhaul rentals received and the estimated reimbursements during the life of the lease. Management periodically evaluates the reserve for these reimbursements and the reimbursement rate, and adjusts the provision for overhauls accordingly.

Cash:  Cash includes cash on hand and time deposits. Our financing agreements do not restrict the use of cash collected related to overhaul rentals or cash security deposits held.

Foreign Currency:  Cash balances denominated in foreign currencies are translated into USD using the exchange rates at the balance sheet date. Foreign currency transaction gains or losses are recognized in the period incurred. Foreign currency transaction gains (losses) in the amounts of $7,849, $6,247 and $(1,752) were recognized for the periods ended December 31, 2007, 2006 and 2005, respectively, and are included in Interest and other in the Consolidated Statements of Income.

Flight Equipment:  Flight equipment under operating leases is stated at cost. Purchases, major additions and modifications and interest on deposits during the construction phase are capitalized. The lessee provides and pays for normal maintenance and repairs, airframe and engine overhauls, and compliance with return conditions of flight equipment on lease.

We generally depreciate passenger aircraft, including those acquired under capital leases, using the straight-line method over a 25 year life from the date of manufacture to a 15% residual value. In 2007, we modified the useful life and the residual value of freighter aircraft to a 35 year life and a zero residual value. The effect of the change was not material to our financial position or results of operations. At December 31, 2007, we had twelve freighter aircraft in our fleet. When an aircraft is out of production, management evaluates the aircraft type and depreciates the aircraft using the straight line method over a 25 year life from the date of manufacture to an established residual value for each aircraft type.

Under arrangements with manufacturers, in certain circumstances the manufacturers establish notional accounts for our benefit, to which they credit amounts when we purchase and take delivery of and lease aircraft. The manufacturers have established these notional accounts to assist us, and as an incentive for us, to place their equipment with customers. Amounts credited to the notional accounts are used at our direction, subject to certain limitations set forth in our contracts with the manufacturers, to protect us from certain events, including loss when airline customers default on lease payment obligations, to provide lease subsidies and other incentives to our airline customers in connection with leases of certain aircraft and to reduce our cost of aircraft purchased. The amounts credited are recorded as a reduction in Flight equipment under operating leases with a corresponding charge to a receivable, until we utilize the funds. The receivable is included in Lease receivables and other assets on our Consolidated Balance Sheets. At December 31, 2007, we had closed one notional account and were in the process of closing the remaining accounts. Future amounts paid to us by the manufacturers will be recorded directly as a reduction to Flight equipment under operating leases.

At the time assets are retired or sold, the cost and accumulated depreciation are removed from the related accounts and the difference, net of proceeds, is recorded as a gain or loss.

Management evaluates aircraft in the fleet, as necessary, based on these events and circumstances in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that long-lived assets be reviewed for

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note A — Summary of Significant Accounting Policies (Continued)

impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of future revenues and other factors which involve some amount of uncertainty.

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

Derivative Financial Instruments:  In the normal course of business, we utilize derivative financial instruments to manage our exposure to interest rate risks and foreign currency risks. We account for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). All derivatives are carried at fair value. We obtain our market values on a quarterly basis from AIG. We apply either fair value or cash flow hedge accounting when transactions meet specified criteria for hedge accounting treatment. If the derivative does not qualify for hedge accounting, the gain or loss is immediately recognized in earnings. If the derivative qualifies for hedge accounting and is designated and documented as a hedge, the gain or loss on the mark-to-market of the derivative is either recognized in income along with the change in market value of the item being hedged for fair value hedges, or deferred in Accumulated other comprehensive income (“AOCI”) to the extent the hedge is effective for cash flow hedges. Cash flows paid and received on all derivative instruments are recorded in interest expense. We reclassify final settlements on derivative instruments to financing activities in our Consolidated Statements of Cash Flow.

We formally document all relationships between hedging instruments and hedged items at designation of the hedge, as well as risk management objectives and strategies for undertaking various hedge transactions. This includes linking all derivatives that are designated as fair value, cash flow, or foreign currency hedges to specific assets or liabilities on the balance sheet. We also assess (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flow of hedged items and whether those derivatives may be expected to remain highly effective in future periods. We use the “hypothetical derivative method” when we assess the effectiveness. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, we discontinue hedge accounting, as discussed below.

We discontinue hedge accounting prospectively when (i) we determine that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (ii) the derivative expires or is sold, terminated, or exercised; or (iii) management determines that designating the derivative as a hedging instrument is no longer appropriate.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note A — Summary of Significant Accounting Policies (Continued)

Guarantees: We account for guarantees in accordance with FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” The fair value of guarantees entered into after December 31, 2002 are included in Accrued interest and other payables on the 2007 and 2006 Consolidated Balance Sheets.

Income Taxes:  We are included in the consolidated federal income tax return of AIG. Our provision for federal income taxes is calculated, on a separate return basis adjusted to give recognition to the effects of net operating losses, foreign tax credits and the benefit of the Foreign Sales Corporation (“FSC”) and Extraterritorial Income Exclusion (“ETI”) provisions of the Internal Revenue Code to the extent we estimate that they will be realizable in AIG’s consolidated return. Income tax payments are made pursuant to a tax payment allocation agreement whereby AIG credits or charges us for the corresponding increase or decrease (not to exceed the separate return basis calculation) in AIG’s current taxes resulting from our inclusion in AIG’s consolidated tax return. Intercompany payments are made when such taxes are due or tax benefits are realized by AIG.

The Company and its U.S. subsidiaries are included in the combined state unitary tax returns of AIG, including California. We also file separate returns in certain other states, as required. The provision for state income taxes is calculated, giving effect to the AIG unitary rate and credits and charges allocated to us by AIG, based upon the combined filings and the resultant current tax payable.

We calculate our provision using the asset and liability approach in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” This method gives consideration to the future tax consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on currently enacted tax rates. Deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Current income taxes on the balance sheet principally represent amounts receivable or payable from/to AIG under the tax sharing agreements. Interest and penalties, when applicable, is included in the provision for income taxes.

Stock-based Compensation: We participate in AIG’s share-based payment programs and our share of the calculated costs is allocated to us by AIG. AIG accounts for stock-based compensation using the modified prospective application method in accordance with SFAS 123R. This method provides for the recognition of the fair value with respect to share-based compensation for shares subscribed for or granted on or after January 1, 2006, and all previously granted but unvested awards as of January 1, 2006. The cost is recognized over the period during which an employee is required to provide service in exchange for the options. See Note I — Employee Benefit Plans.

Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications:  Certain amounts have been reclassified in the 2006 and 2005 financial statements to conform to our 2007 presentation.

New Accounting Pronouncements:  In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” — An Interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note A — Summary of Significant Accounting Policies (Continued)

attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, additional disclosures and transition. We adopted the provisions of FIN 48 on January 1, 2007. On the date of adoption we did not record any adjustment for uncertain tax liabilities. Therefore, our adoption of FIN 48 had no effect on our financial statements. Interest and penalties, when applicable, are included in the provision for income taxes. As of the date of adoption of FIN 48, the total amount of unrecognized tax benefits was $38,381 (excluding interest of $16,429), which was already recognized. This amount related to proposed tax return adjustments for the years 1991 to 2003, which had been agreed with, but not yet finalized by, the relevant taxing authorities. See Note G — Income Taxes for additional FIN 48 disclosures.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). The standard defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements but does not change existing guidance about whether an instrument is carried at fair value. We adopted SFAS 157 on January 1, 2008, our required effective date. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows. The adoption of SFAS 157 is expected to result in an immaterial adjustment to first quarter earnings of 2008, primarily due to the prospective re-measurement of derivative assets and liabilities to incorporate our own credit risk in the valuation. On February 14, 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which amends the scope of SFAS 157 to exclude SFAS 13 and its related interpreted accounting pronouncements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to chose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS 159 also establish presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. We adopted SFAS 159 on January 1, 2008, our required effective date. The adoption of this statement had no impact on our financial position, results of operations or cash flows, because we did not elect to measure any assets or liabilities not already required under GAAP to be reported at fair value.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 requires non-controlling (i.e., minority) interest in partially owned consolidated subsidiaries to be classified on the Consolidated Balance Sheet as a separate component of consolidated shareholders’ equity. SFAS 160 also establishes accounting rules for subsequent acquisitions and sales of non-controlling interests and how non-controlling interests should be presented in the Consolidated Statement of Income. The non-controlling interests’ share of subsidiary income should be reported as a part of consolidated net income with disclosure of the attribution of consolidated net income to the controlling and non-controlling interests on the face of the Consolidated Statement of Income. SFAS 160 is required to be adopted in the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for ILFC) and earlier application is prohibited. SFAS 160 must be adopted prospectively, except that non-controlling interests should be reclassified from liabilities to a separate component of shareholders’ equity and consolidated net income should be recast to include net income attributable to both the controlling and non-controlling interests retrospectively. We are currently assessing the effect of implementing this guidance.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note B — Notes Receivable

Notes receivable are primarily from the sale of flight equipment and are summarized as follows:

	2007	2006

Fixed rate notes with varying interest rates up to 9%	$10,116	$28,779
LIBOR based notes with spreads ranging from .5% to 3.3%	101,311	119,779

	$111,427	$148,558

At December 31, 2007, the minimum future payments on notes receivable are as follows:

2008	$12,136
2009	16,309
2010(a)	50,723
2011	482
2012	515
Thereafter	31,262

$111,427

(a)	Includes a balloon payment for a note related to a sale of flight equipment.

Note C — Net Investment in Finance and Sales-type Leases

The following lists the components of the net investment in finance and sales-type leases:

	December 31,	December 31,
	2007	2006

Total lease payments to be received	$377,977	$369,624
Estimated residual values of leased flight equipment (unguaranteed)	190,737	135,039
Less: Unearned income	(261,631)	(221,277)

Net investment in finance and sales-type leases	$307,083	$283,386

At December 31, 2007, minimum future lease payments on finance and sales-type leases are as follows:

2008	$34,553
2009	105,088
2010	26,034
2011	25,534
2012	40,312
Thereafter	146,456

Total minimum lease payments to be received	$377,977

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note C — Net Investment in Finance Leases (Continued)

Note D — Debt Financing

Debt financing is comprised of the following:

	2007	2006

Commercial Paper	$4,498,555	$2,757,647
Public Bonds and Medium-Term Notes	21,360,020	21,317,011
Bank Term Debt	3,625,274	3,818,688
Subordinated Debt	1,000,000	1,000,000
Less: Deferred Debt Discount	(32,570)	(33,104)

	$30,451,279	$28,860,242

The above amounts represent the anticipated settlement of our outstanding debt obligations. Certain adjustments required to present currently outstanding debt obligations have been recorded and presented separately on the face of the balance sheet, including adjustments related to foreign currency and interest rate hedging activities.

  Commercial Paper

We have a $6,000,000 Commercial Paper Program. Under this program, we may borrow in minimum increments of $100 for a period from one day to 270 days. The weighted average interest rate of our outstanding commercial paper was 4.63% and 5.30% at December 31, 2007 and 2006, respectively.

  Bank Commitments

At December 31, 2007, we had committed revolving credit agreements with 35 banks aggregating $6,500,000, consisting of a $2,000,000 five-year tranche that expires in October of 2009, a $2,000,000 five-year tranche that expires in October of 2010 and a $2,500,000 five-year tranche that expires in October 2011. These revolving credit facilities provide for interest rates that vary according to the pricing option in effect at the time of borrowing. Pricing options include prime, a range from .25% over LIBOR to 1.85% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The revolving credit facilities are subject to facility fees of .10% of amounts available. This financing is used as backup for our maturing debt and other obligations. We had not drawn any funds under our committed revolving credit facilities at December 31, 2007 and 2006, respectively.

  Public Bonds and Medium-Term Notes

As of December 31, 2007, we had two effective U.S. shelf registration statements and a Euro Medium-Term Note Programme:

	Maximum	Issued as of
	Offering	December 31, 2007

Registration statement dated August 16, 2006 (including $10.0 billion Medium-Term Note Program)	Unlimited	$4,650,000
Registration statement dated November 22, 2002 (including $2.88 billion Medium-Term Note program and $1.0 billion Retail Medium-Term Note Program)	$6,080,000	5,922,000
Euro Medium-Term Note Programme dated September 2006(a)	7,000,000	3,831,850

(a)	This is a perpetual program. As a bond issue matures, the principal amount of that bond becomes available for new issuances under the program.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note D — Debt Financing (Continued)

We issue bonds and medium-term notes. At December 31, 2007, we had $21,360,020 outstanding with maturities ranging from 2008 to 2014 and interest rates ranging from 2.75% to 6.98%. At December 31, 2006, we had $21,317,011 outstanding with maturities ranging from 2007 to 2013 and interest rates ranging from 3.32% to 6.98%. The bonds and medium-term notes provide for a single principal payment at the maturity of the respective note and cannot be redeemed prior to maturity. At December 31, 2007 and 2006 we had floating rate notes aggregating $4,690,250 and $4,795,250 and the remainder were at fixed rates. To the extent deemed appropriate we enter into derivative transactions to manage our effective borrowing rates with respect to floating rate notes.

At December 31, 2007 and 2006, bonds and medium-term notes included $3,831,850 and $4,331,448 of notes, respectively, issued under our $7,000,000 Euro Medium-Term Note Program (€2.85 billion and £300 million in 2007 and €3.35 billion and £300 million, in 2006). The program is perpetual. As a bond issue matures, the principal amount of that bond becomes available for new issuances under the program. We have eliminated the currency exposure arising from the notes by either economically hedging the notes through swaps or through the offset provided by operating lease payments denominated in Euros. We translate the debt into U.S. Dollars using current exchange rates prevailing at the balance sheet date. The foreign exchange adjustment for the foreign currency denominated notes was $968,600 and $677,402 at December 31, 2007 and 2006, respectively.

  Bank Term Debt

In January 1999, we entered into an Export Credit Facility for up to a maximum of $4,327,260, for up to 75 aircraft to be delivered from 1999 through 2001. We had the right, but were not required, to use the facility to fund 85% of each aircraft’s purchase price. This facility is guaranteed by various European Export Credit Agencies. The interest rates varies from 5.753% to 5.898% depending on the delivery date of the aircraft. We financed 62 aircraft using approximately $2,800,000 and at December 31, 2007 and 2006, $663,925 and $948,098 was outstanding under this facility. We have collateralized the debt by a pledge of the shares of a subsidiary which holds title to the aircraft financed under this facility. The flight equipment associated with the obligations, included in “Flight equipment under operating leases” on the Consolidated Balance Sheets, had a net book value of $2,571,027 and $2,635,678 at December 31, 2007 and 2006, respectively.

We have an Export Credit Facility for up to a maximum of $3,643,660, for Airbus aircraft to be delivered through May 2008. At December 31, 2007, 36 aircraft were financed under the facility. The facility was used to fund 85% of each aircraft’s purchase price. This facility became available as the various European Export Credit Agencies provided their guarantees for aircraft based on a six-month forward-looking calendar. The financing is for a ten-year fully amortizing loan per aircraft at an interest rate determined through a bid process. We have collateralized the debt by a pledge of the shares of a subsidiary which holds title to the aircraft financed under this facility. At December 31, 2007 and 2006, we had $1,877,600 and $1,711,840 outstanding under this facility.

We have entered into funded bank financing agreements. At December 31, 2007 and 2006, we had totals of $1,083,750 and $1,158,750 outstanding with varying maturities through 2012. The interest rates are LIBOR based with spreads ranging from 0.30% to 1.63% at December 31, 2007 and 2006.

  Subordinated Debt

In December 2005, we entered into two tranches of subordinated debt totaling $1,000,000. Both mature on December 21, 2065, but each tranche has a different call option. The $600,000 tranche has a call date of December 21, 2010 and the $400,000 tranche has a call date of December 21, 2015. The note with the 2010 call date has a fixed interest rate of 5.90% for the first five years. The note with the 2015 call date has a fixed interest rate of 6.25% for the first ten years. Both tranches have interest rate adjustments if the call option is not exercised. The new interest rate is a floating quarterly reset rate based on the initial credit spread plus the highest of (i) 3 mo LIBOR, (ii) 10-year constant maturity treasury and (iii) 30-year constant maturity treasury.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note D — Debt Financing (Continued)

Maturities of debt financing (excluding commercial paper and deferred debt discount) at December 31, 2007 are as follows:

2008	$4,611,083
2009	4,118,845
2010	4,266,375
2011	4,447,682
2012	4,093,678
Thereafter	4,447,631

$25,985,294

  Other

Under the most restrictive provisions of the related borrowings, consolidated retained earnings at December 31, 2007 in the amount of $1,849,580 are unrestricted as to payment of dividends based on consolidated tangible net worth requirements.

We have entered into various debt and derivative transactions with AIGFP. We did not enter into any derivative transactions during 2007 or 2006. See Note K — Derivative Financial Instruments.

Note E — Shareholders’ Equity

  Market Auction Preferred Stock

The Market Auction Preferred Stock (“MAPS”) have a liquidation value of $100 per share and are not convertible. The dividend rate, other than the initial rate, for each dividend period for each series is reset approximately every seven weeks (49 days) on the basis of orders placed in an auction. During 2006, we extended each of the MAPS dividend periods for three years. At December 31, 2007, the dividend rate for Series A was 4.70% and for Series B MAPS was 5.59%.

  Common Stock

On August 11, 2005, we issued 3,069,604 shares of common stock to an existing shareholder for $400,000.

  Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of fair value adjustments of derivative instruments that qualify as cash flow hedges and unrealized gains and losses on marketable securities classified as “available-for-sale.” The fair value of derivatives were determined using market values obtained from AIG. The fair value of marketable securities were determined using quoted market prices.

At December 31, 2007 and 2006, the Company’s accumulated other comprehensive (loss) income consisted of the following:

	2007	2006

Cumulative unrealized (loss) gain related to cash flow hedges, net of tax	$(106,510)	$2,252
Cumulative unrealized gain related to securities available for sale, net of tax	291	466

Total accumulated other comprehensive (loss) income	$(106,219)	$2,718

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note F — Rental Income
Minimum future rentals on non-cancelable operating leases and subleases of flight equipment which has been delivered as of December 31, 2007 are shown below. This does not include the rentals to be received from lessees as a result of payments made to them directly by the aircraft manufacturers.

Year Ended

2008	$4,142,381
2009	3,783,102
2010	3,274,308
2011	2,726,258
2012	2,074,837
Thereafter	4,920,656

$20,921,542

Additional rentals we earned based on the lessees’ usage aggregated $645,535 in 2007, $538,655 in 2006 and $488,644 in 2005. Flight equipment is leased, under operating leases, with remaining terms ranging from one to 12 years.

Note G — Income Taxes
The provision (benefit) for income taxes is comprised of the following:

	2007	2006	2005
Current:
Federal(a)	$(145,650)	$(491,664)	$(180,243)
State	7,209	(3,472)	(1,461)
Foreign	2,305	847	818

	(136,136)	(494,289)	(180,886)
Deferred(b):
Federal	455,569	700,614	417,344
State(c)	(8,914)	10,515	(624)

	446,655	711,129	416,720

	$310,519	$216,840	$235,834

(a)	Including U.S. tax on foreign income.

(b)	Deferred taxes were also provided (charged) to other comprehensive income of $58,659, $34,291 and $(23,464) for the years ended December 31, 2007, 2006, and 2005, respectively.

(c)	Includes a benefit of $12,854 in 2007, a charge of $1,275 in 2006 and a benefit at $6,027 in 2005 for revaluation of state deferred taxes as a result of a change in our California apportionment factor.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note G — Income Taxes (Continued)

The net deferred tax liability consists of the following deferred tax liabilities (assets):

	2007	2006
Deferred Tax Liabilities

Accelerated depreciation on flight equipment	$4,442,225	$3,943,544
Straight line rents	26,512	19,598
Derivatives	25,036	—
Other comprehensive income	—	1,464
Investments	—	4,805

Total Deferred Tax Liabilities	$4,493,773	$3,969,411

Deferred Tax Assets
Excess of state income taxes not currently deductible	$(13,260)	$(13,870)
Provision for overhauls	(131,498)	(86,967)
Capitalized overhauls	(26,492)	(28,295)
Rent received in advance	(56,806)	(40,679)
Other comprehensive income	(57,195)	—
Derivatives	—	(267)
Accruals and reserves	(48,583)	(39,761)
Other	(24,802)	(12,431)

Total Deferred Tax Assets	$(358,636)	$(222,270)

Net Deferred Tax Liability	$4,135,137	$3,747,141

A reconciliation of the computed expected total provision for income taxes to the amount recorded is as follows:

	2007	2006	2005

Computed expected provision at 35%	$320,210	$250,638	$235,964
State income tax, net of Federal	(1,108)	4,578	(1,355)
FSC and ETI benefit	—	(46,744)	(36,338)
Foreign Taxes	1,062	849	976
Audit Adjustments(a)	1,709	6,502	24,770
Other	(11,354)	1,017	11,817

Provision for Income Taxes	$310,519	$216,840	$235,834

(a)	We are periodically advised of certain IRS and other adjustments identified in the U.S. Consolidated AIG tax return which are attributable to our operations. Under our tax sharing arrangement, we provide a charge or credit for the effect of the adjustments and the related interest in the period we are advised of such adjustments and interest.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note G — Income Taxes (Continued)

In 2002 and 2003, we participated in certain tax planning activities with our parent, AIG and related entities, which provided certain tax and other benefits to the AIG consolidated group. As a result of our participation in these activities, AIG shared a portion of the tax benefits of these activities attributable to us which aggregated $245,000. We repaid $160,000 in 2007 and are required to repay $85,000 in 2009 to AIG. The liability is recorded in Tax benefit sharing payable to AIG on the Consolidated Balance Sheet.

In October 2004, Congress passed the American Jobs Creation Act of 2004, repealing the corporate export tax benefits under the ETI, after the World Trade Organization (“WTO”) ruled the export subsidies were illegal. Under the act, ETI export tax benefits for corporations would be phased out in 2005 and 2006 for certain transactions. On January 26, 2006, the WTO ruled the American Jobs Creation Act fails to fully implement the recommendations from the Dispute Settlement Body as long as it includes transitional and grandfathering measures. A memo released by the Internal Revenue Service (“IRS”) in January 2007 indicates that some contracts may be grandfathered. However, the memo notes that it cannot be relied upon and there has been no other published announcement by the IRS as to whether benefits for some contracts may continue after 2006. We believe that the FSC and ETI benefits will be an available benefit in the 2007 U.S. Consolidated AIG tax return. However, we have not concluded that the likelihood that the benefit will be realized is more likely than not. As such, we have increased our gross unrecognized tax benefit liability by the amount of the FSC and ETI benefits attributable to 2007. If these tax benefits are ultimately recognized in our consolidated financial statements, our annual effective tax rate would decrease. We estimate additional unrecognized tax benefits related to FSC and ETI benefits of approximately $50,000 to $70,000 during 2008.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2007

Balance at January 1, 2007	$38,381
Additions based on tax positions related to the current year(a)	51,600
Additions for tax positions of prior years	265
Reductions for tax positions of prior years(b)	(12,688)
Settlements(c)	(13,782)

Balance at December 31, 2007	$63,776

(a)	Consists principally of FSC and ETI benefits related to 2007.

(b)	Items attributable to prior restatements submitted to the IRS as adjustments.

(c)	Amounts paid to AIG related to the settlement of prior years audit adjustments for the years 1991 to 1996. In addition, we paid $10,158 in interest and penalties.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At December 31, 2007 and January 1, 2007, we had accrued $7,716 and $16,429, respectively, for the payment of interest (net of the federal benefit) and penalties. For the year ended December 31, 2007, we recognized $1,445 of interest and penalties in the Consolidated Statement of Income.

The balance of unrecognized tax benefits at January 1, 2007 represents proposed tax adjustments for the years 1991 to 2003, which have been agreed with, but not yet finalized by, the relevant tax authorities. AIG continually evaluates proposed audit adjustments by taxing authorities. The tax return years 1997 through 2006 remain subject to examination by tax authorities to which we are subject (principally in the United States). We expect the unrecognized tax benefits balance to be reduced as those tax years are settled by AIG and we are required to pay AIG outstanding amounts.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note H — Other Information

  Concentration of Credit Risk

We lease and sell aircraft to airlines and others throughout the world. The lease and notes receivables are from entities located throughout the world. We generally obtain deposits on leases and obtain collateral in flight equipment on notes receivable. We had one customer (an operator with its own operating certificate), Air France (lease revenues of approximately $364,600 or 10.5%), which accounted for 10% or more of Rental of flight equipment revenue in 2005. No single customer accounted for more than 10% of total revenues in 2007 or 2006.

2006 revenues from rentals of flight equipment includes $31,727 (0.8% of total revenue) from lessees who have filed for bankruptcy protection.

  Segment Information

We operate within one industry: the leasing, sales and management of flight equipment.

  Geographical Concentration

Revenues include rentals of flight equipment to foreign airlines of $4,175,987 in 2007, $3,604,495 in 2006 and $3,095,612 in 2005. Lease revenues from the rental of flight equipment have been reduced by payments received by our customers from the aircraft and engine manufacturers.

The following table sets forth the dollar amount and percentage of total rental revenues attributable to the indicated geographic areas based on each airline’s principal place of business for the years indicated:

	2007		2006		2005
	Amount	%	Amount	%	Amount	%

Europe	$2,060,196	44.9%	$1,806,744	45.3%	$1,667,784	47.9%
Asia/Pacific	1,229,141	26.8	1,011,655	25.4	761,673	21.9
United States and Canada	536,313	11.7	496,225	12.5	479,219	13.7
The Middle East and Africa	528,095	11.5	419,460	10.5	319,867	9.2
Central, South America and Mexico	233,866	5.1	250,864	6.3	253,667	7.3

	$4,587,611	100%	$3,984,948	100%	$3,482,210	100%

The following table sets forth revenue attributable to individual countries represent at least 10% of total revenue in any year based on each airline’s principal place of business for the years indicated:

	2007		2006		2005
	Amount	%	Amount	%	Amount	%

China	$714,181	15.6%	$563,299	14.1%	$410,310	11.8%
France	448,538	9.8	425,964	10.7	416,822	12.0
United States	411,624	9.0	380,453	9.5	386,598	11.1

  Currency Risk

We attempt to minimize our currency and exchange risks by negotiating most of our aircraft leases in U.S. Dollars. Some of our leases, however, are negotiated in Euros to meet the needs of a number of airlines. We have hedged part of future lease payments receivable through 2010. We bear risk of receiving less U.S. Dollar rental revenue on lease payments not hedged and incurring future currency losses on cash held in Euros if the value of the Euro deteriorates against the U.S. Dollar.

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

  Pension Plans

Pension plan and 401(k) plan expenses allocated to us by AIG were $1,687 for 2007, $2,708 for 2006 and $2,245 for 2005, and are included in Selling, general and administrative in our Consolidated Statements of Income.

AIG’s U.S. plans do not separately identify projected benefit obligations and plan assets attributable to employees of participating affiliates. AIG’s projected benefit obligations exceeded the plan assets at December 31, 2007 by $26,634.

  Stock-Based and Other Compensation Plans

At December 31, 2007, our employees participated in the following stock-based and other compensation plans:

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

Note I — Employee Benefit Plans (Continued)

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

Effective January 1, 2006, AIG adopted the fair value recognition provision of SFAS 123R, “Share-Based Payment” (“SFAS 123R”). Under SFAS 123R, we recorded compensation expenses of $5,112 and $3,637 for our participation in AIG’s share-based payment programs and $5,886 and $1,161 for our deferred compensation and long-term incentive plans for the years ended December 31, 2007 and 2006, respectively. Under SFAS 123, we recorded compensation expenses of $3,247 for our participation in AIG’s share-based payment programs and income of $3,009 for our deferred compensation plan for the year ended December 31, 2005. The impact of all plans, both individually and in the aggregate, is immaterial to the consolidated financial statements.

Note J — Commitments and Contingencies

  Aircraft Orders

At December 31, 2007, we had committed to purchase 234 new aircraft, scheduled for delivery through 2017 at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $20,104 subject to a reduction due to any cancellations. All of these purchase commitments to purchase new aircraft are based upon master agreements with each of The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”).

The Boeing aircraft (models 737, 777 and 787), and the Airbus aircraft (models A319, A320, A321, A330, A350 and A380) are being purchased pursuant to agreements executed by us and Boeing or Airbus. These agreements establish the pricing formulas (which include certain price adjustments based upon inflation and other factors) and various other terms with respect to the purchase of aircraft. Under certain circumstances, we have the right to alter the mix of aircraft type ultimately acquired. As of December 31, 2007, we had made non-refundable deposits (exclusive of capitalized interest) on the aircraft which we have committed to purchase of approximately $310,000 and $380,000 with Boeing and Airbus, respectively.

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

  Asset Value Guarantees

We have guaranteed a portion of the residual value of aircraft to financial institutions. These guarantees expire at various dates through 2019 and generally provide for us to pay the difference between the fair market value of the aircraft and the guaranteed value up to certain specified amounts, or, at our option, purchase the aircraft for the guaranteed value. At December 31, 2007, the maximum commitment if we were to pay under such guarantees was $142,216 for the eight aircraft. In addition, we have written put options for 11 aircraft in the amount of $343,550. Management regularly reviews the underlying values of the collateral aircraft, to determine the exposure under these guarantees and options. A charge of $0, $600 and $8,500 related to certain put options is included in Interest and other in our Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005, respectively. We have adopted FIN 45 for guarantees entered into after December 31, 2002. Guarantees in the amounts of $11,258 and $11,041 are included in Accrued interest and other payables on our Consolidated Balance Sheets at December 31, 2007 and 2006, respectively.

  Other Guarantees

We had guaranteed loans at December 31, 2007, collateralized by aircraft. As a result of our adoption of FIN 46(R), we consolidate certain entities with loan guarantees collateralized by aircraft. Assets in the amount of $112,059 and $124,735 and liabilities in the amount of $7,048 and $8,175 related to these entities are included on our Consolidated Balance Sheets at December 31, 2007 and 2006, respectively. Guaranteed loans not consolidated was $31,802 and $35,517 at December 31, 2007 and 2006, respectively.

  Stand by Lines of Credit

We have extended unsecured lines of credit to two entities in the amount of $60,000. At December 31, 2007, one of the entities had drawn $10,000 on its unsecured line of credit. The amount is included in Notes receivable on our Consolidated Balance Sheets.

  Loan Commitment

We have entered into an agreement to purchase loans in the amount of approximately $44 million secured by 15 aircraft.

  Leases

We have operating leases for office space and office equipment extending through 2015. Rent expense was $9,519 in 2007, $9,359 in 2006 and $9,333 in 2005. The leases provide for step rentals over the term and those rentals are considered in the evaluation of recording rent expense on a straight-line basis over the term of the lease. Tenant improvement allowances received from lessor are capitalized and amortized in selling, general and administrative expenses with rent expense. Commitments for minimum rentals under the noncancelable leases at December 31, 2007 are as follows:

2008	$9,303
2009	10,690
2010	11,407
2011	11,870
2012	12,352
Thereafter	31,572

Total	$87,194

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note J — Commitments and Contingencies (Continued)

  Contingencies

In connection with the January 3, 2004 crash of our 737-300 aircraft on lease to Flash Airlines in Egypt, lawsuits were filed by the families of 124 of the 148 victims on the flight against us, Boeing, Honeywell International Inc and Parker-Hannifin Corporation in the Court of First Instance in France. These plaintiffs have also sued Flash Airlines and its insurer in the same French court. We believe we are adequately covered in all of these cases by the liability insurance policies carried by Flash Airlines and we have substantial defenses to the actions. We do not believe the outcome of these lawsuits will have a material effect on our liquidity, financial condition or results of operations.

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

Total notional amount of derivative instruments outstanding at December 31:

Currency	2007	2006
	(in thousands)

USD($)	$1,360,105	$1,504,899
EUR(€)	€2,850,000	€3,310,000
GBP(£)	£300,000	£300,000

Notional maturities of our derivative instruments at December 31, 2007 were as follows:

	Notional Amount
	(in thousands)
	USD	EUR	GPB

2008	$—	€1,250,000	£—
2009	—	—	300,000
2010	300,000	600,000	—
2011	—	1,000,000	—
2012	—	—	—
Thereafter	1,060,105	—	—

Total	$1,360,105	€2,850,000	£300,000

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note K — Derivative Financial Instruments (Continued)

During the years ended December 31, 2007, 2006 and 2005, the Company recorded the following for the derivative instruments and related hedged items in income related to derivative instruments:

	2007	2006	2005

(Income) loss
Changes in fair value of derivative instruments with no hedge accounting treatment under SFAS 133	$(17,546)	$(284,027)	$191,631
Offsetting changes in fair value of foreign denominated debt related to contracts with no hedge accounting treatment under SFAS 133	33,572	247,264	(240,344)
Changes in fair value of derivative instruments accounted for as fair value hedges	—	(47,731)	174,427
Offsetting changes in value of foreign denominated debt related to fair value hedges	—	47,288	(172,203)
Ineffectiveness of cash flow hedges	(11,429)	(8,534)	394
Amortization of Other Comprehensive Income and other adjustments related to derivative instruments de-designated from cash flow hedges	713	(3,969)	—

Total effect on earnings	$5,310	$(49,709)	$(46,095)

In addition, $465,859, $288,070, and $285,166 of foreign currency adjustments related to foreign denominated hedged items were reclassified to other comprehensive income for the three years ended December 31, 2007, 2006, and 2005, respectively.

For the years ended December 31, 2007, 2006 and 2005 we recorded the following increases in income related to the hedging of foreign denominated lease receipts:

	2007	2006	2005
Lease revenue	$799	$12,063	$12,599

During the year ended December 31, 2007, $42,107 (net) was reclassified from accumulated other comprehensive income to interest expense when interest was paid or received on the Company’s cash flow hedges. The Company estimates that within the next twelve months it will amortize into earnings $133,490 of the pre-tax balance in accumulated other comprehensive income (loss) under cash flow hedge accounting in connection with the Company’s program to convert debt from floating to fixed rates.

Credit risk exposure arises from the potential that the counterparty may not perform under these derivative transactions. The counterparty for all of our derivatives is AIGFP, a related party. The derivatives are subject to a bilateral security agreement which, in certain circumstances, may allow one party to the agreement to require the second party to the agreement to provide collateral, for which there was no collateral outstanding at December 31, 2007, 2006, or 2005. In addition, the derivatives are not subject to a master netting agreement. We executed $0, $0 and $2,790,419 notional amount of derivative instruments with AIGFP during 2007, 2006 and 2005, respectively.

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

Debt Financing: The carrying value of our commercial paper approximates its fair value. The fair value of our long-term fixed-rate debt is estimated using discounted cash flow analyses, based on our spread to U.S. Treasury bonds for similar debt at year-end. The fair value of our long-term floating rate debt is estimated using discounted cash flow analysis based on credit default spreads.

Derivatives: Fair values were based on the use of AIG valuation models that utilize among other things, current interest, foreign exchange and volatility rates, as applicable.

Guarantees: As of December 31, 2007, our maximum commitment under the guarantees was $142,216. It is not practical to determine the fair value of such guarantees. Management regularly reviews the underlying values of the collateral aircraft, to determine the exposure under these guarantees. We have adopted FIN 45 for guarantees entered into after December 31, 2002. Guarantees are included in Accrued interest and other payables on our Consolidated Balance Sheets.

The carrying amounts and fair values of the Company’s financial instruments at December 31, 2007 and 2006 are as follows:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	of Asset	of Asset	of Asset	of Asset
	(Liability)	(Liability)	(Liability)	(Liability)

Cash	$182,772	$182,772	$157,120	$157,120
Notes receivable	111,427	105,620	148,558	138,776
Debt financing (including foreign currency adjustment and subordinated debt and excluding debt discount)	(31,452,449)	(31,872,963)	(29,570,748)	(29,849,212)
Derivative assets	907,793	907,793	738,620	738,620
Derivative liabilities	(44,074)	(44,074)	—	—
Guarantees accounted for under FIN 45	(11,258)	(11,258)	(11,041)	(11,041)

Note M — Flight Equipment Rent

We sold two aircraft in 2006, which were accounted for as sale-leaseback transactions. We prepaid the total contracted lease payments. The prepaid lease payments will be charged to Flight Equipment Rent ratably over the lease-back period. Prepaid rent in the amounts of $90,541 and $108,532 are included in Lease Receivables and other assets on our 2007 and 2006 Consolidated Balance Sheets, respectively. Flight Equipment Rent includes the recognition of rent expense related to the years ended December 31, 2007 and 2006. We will charge $18,000 to Flight Equipment Rent for each of the years 2008 through 2012, and the remainder will be charged in 2013.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note N — Quarterly Financial Information (Unaudited)

ILFC has set forth below selected quarterly financial data for the years ended December 31, 2007 and 2006. The following quarterly financial information for each of the three months ended and at March 31, June 30, September 30, and December 31, 2007 and 2006 is unaudited.

	Quarter
	First	Second	Third	Fourth	Total

Year Ended December 31, 2007
Total Revenues	$1,090,677	$1,157,269	$1,255,507	$1,226,370	$4,729,823
Pre-tax Income	187,498	194,557	274,568	258,262	914,885
Net Income	119,160	125,377	184,419	175,410	604,366
Year Ended December 31, 2006
Total Revenues	$953,072	$1,045,635	$1,064,741	$1,079,249	$4,142,697
Pre-tax Income	218,909	176,388	136,968	183,842	716,107
Net Income	148,076	119,644	95,423	136,124	499,267

Report of Independent Registered Public Accounting Firm
on
Financial Statement Schedule

To the Shareholders and Board of Directors
of International Lease Finance Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 25, 2008, appearing in this Annual Report on Form 10-K of International Lease Finance Corporation also included an audit of the accompanying financial statement schedule as listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California

February 25, 2008

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

COL. A	COL. B	COL. C		COL. D	COL. E
		ADDITIONS
			Charged to
	Balance at	Charged to	Other
	Beginning of	Costs and	Accounts —	Deductions —	Balance at
Description	Period	Expenses	Describe	Describe(a)	End of Period
	(Dollars in thousands)

Reserve for overhaul:
Year ended December 31, 2007	$245,369	$290,134		$163,179	$372,324
Year ended December 31, 2006	$142,053	$249,181		$145,865	$245,369
Year ended December 31, 2005	$67,849	$260,008		$185,804	$142,053

(a)	Reimbursements to lessees for overhauls performed and amounts transferred to buyers for aircraft sold.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 29, 2008

INTERNATIONAL LEASE FINANCE CORPORATION

By	/s/ ALAN H. LUND
Alan H. Lund
Director, Vice Chairman
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ STEVEN F. UDVAR-HAZY Steven F. Udvar-Hazy	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 29, 2008

/s/ LESLIE L. GONDA Leslie L. Gonda	Director, Chairman of the Executive Committee	February 29, 2008

/s/ JOHN L. PLUEGER John L. Plueger	Director, President and Chief Operating Officer	February 29, 2008

/s/ LOUIS L. GONDA Louis L. Gonda	Director	February 29, 2008

/s/ MARTIN J. SULLIVAN Martin J. Sullivan	Director	February 29, 2008

/s/ WILLIAM N. DOOLEY William N. Dooley	Director	February 29, 2008

/s/ STEVEN J. BENSINGER Steven J. Bensinger	Director	February 29, 2008

/s/ ALAN H. LUND Alan H. Lund	Director, Vice Chairman and Chief Financial Officer (Principal Financial Officer)	February 29, 2008

/s/ KURT H. SCHWARZ Kurt H. Schwarz	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 29, 2008

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