Form 10-Q
period 2008-03-31
INTERNATIONAL LEASE FINANCE CORP
filed 2008-05-09
CIK 714311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Registrant’s telephone number, including area code: (310) 788-1999
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     As of April 30, 2008, there were 45,267,723 shares of Common Stock, no par value, outstanding.
     Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash, including interest bearing accounts of $120,023 (2008) and $171,609 (2007)	$137,142	$182,772
Current income taxes	161,622	138,405
Notes receivable, net of allowance, and net investment in finance and sales-type leases	456,680	418,510
Flight equipment under operating leases	53,455,779	52,174,479
Less accumulated depreciation	10,807,329	10,376,819

	42,648,450	41,797,660
Deposits on flight equipment purchases	725,122	794,239
Lease receivables and other assets	456,178	428,836
Derivative assets, net	1,012,712	863,719
Variable interest entities assets	109,611	112,059
Deferred debt issue costs, less accumulated amortization of $117,527 (2008) and $110,017 (2007)	92,984	94,390

	$45,800,501	$44,830,590

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued interest and other payables	$490,712	$461,496
Tax benefit sharing payable to AIG	85,000	85,000
Debt financing, net of deferred debt discount of $26,520 (2008) and $32,570 (2007)	29,968,847	29,451,279
Subordinated debt	1,000,000	1,000,000
Foreign currency adjustment related to foreign currency denominated debt	1,267,340	968,600
Security deposits on aircraft, overhauls and other	1,460,554	1,441,870
Rentals received in advance	243,100	251,381
Deferred income taxes	4,195,217	4,135,137
Variable interest entities liabilities	7,177	7,048
SHAREHOLDERS’ EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B, each having 500 shares issued and outstanding	100,000	100,000
Common stock — no par value; 100,000,000 authorized shares, 45,267,723 issued and outstanding	1,053,582	1,053,582
Paid-in capital	593,721	593,455
Accumulated other comprehensive income (loss)	(190,904)	(106,219)
Retained earnings	5,526,155	5,387,961

Total shareholders’ equity	7,082,554	7,028,779

	$45,800,501	$44,830,590

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Dollars in thousands)

	2008	2007
	(Unaudited)
REVENUES
Rental of flight equipment	$1,186,753	$1,069,457
Flight equipment marketing	10,969	2,597
Interest and other	17,492	18,623

	1,215,214	1,090,677

EXPENSES
Interest	380,113	381,758
Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	343	12,233
Effect from credit and market valuation adjustments on derivatives	39,958	—
Depreciation of flight equipment	449,621	405,532
Provision for overhauls	71,511	61,973
Flight equipment rent	4,500	4,500
Selling, general and administrative	37,183	37,183

	983,229	903,179

INCOME BEFORE INCOME TAXES	231,985	187,498
Provision for income taxes	82,483	68,338

NET INCOME	$149,502	$119,160

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Dollars in thousands)

	2008	2007
	(Unaudited)
NET INCOME	$149,502	$119,160

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net changes in cash flow hedges, net of taxes of $45,401 (2008) and $8,318 (2007)	(84,315)	(15,447)
Change in unrealized appreciation on securities available for sale, net of taxes of $199 (2008) and $142 (2007)	(370)	(263)

	(84,685)	(15,710)

COMPREHENSIVE INCOME	$64,817	$103,450

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Dollars in thousands)

	2008	2007
	(Unaudited)
OPERATING ACTIVITIES
Net income	$149,502	$119,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	449,621	405,532
Deferred income taxes	105,680	104,726
Change in fair value of derivative instruments	(278,709)	(72,660)
Foreign currency adjustment of non-US$ denominated debt	298,740	63,056
Amortization of deferred debt issue costs	7,510	7,784
Other, including foreign exchange adjustments on foreign currency denominated cash	(601)	(1,239)
Changes in operating assets and liabilities:
(Increase) decrease in lease receivables and other assets	(21,822)	28,100
Increase in accrued interest and other payables	29,666	61,737
Change in current income taxes	(23,217)	(65,456)
(Decrease) increase in rentals received in advance	(8,281)	15,536
Change in unamortized debt discount	6,050	(3,437)

Net cash provided by operating activities	714,139	662,839

INVESTING ACTIVITIES
Acquisition of flight equipment for operating leases	(1,231,127)	(1,866,499)
Payments for deposits and progress payments	(157,943)	(52,664)
Proceeds from disposal of flight equipment — net of gain	118,014	27,783
Advance on notes receivable	(43,854)	—
Collections on notes receivable and finance and sales-type leases — net of income amortized	6,829	14,383
Other	—	1,729

Net cash used in investing activities	(1,308,081)	(1,875,268)

FINANCING ACTIVITIES
Net change in commercial paper	(97,300)	1,020,731
Proceeds from debt financing	1,447,908	702,035
Payments in reduction of debt financing	(839,090)	(533,150)
Debt issue costs	(6,104)	(8,016)
Payment of common and preferred dividends	(15,568)	(9,419)
Increase (decrease) in customer and other deposits	57,144	(9,230)

Net cash provided by financing activities	546,990	1,162,951

Net decrease in cash	(46,952)	(49,478)
Effect of exchange rate changes on cash	1,322	874
Cash at beginning of period	182,772	157,120

Cash at end of period	$137,142	$108,516

(Table continued on following page)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Dollars in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2008	2007
	(Unaudited)
Cash paid during the period for:
Interest, excluding interest capitalized of $8,575 (2008) and $11,174 (2007)	$367,870	$350,544
Income taxes, net	21	29,067
Non-Cash Investing and Financing Activities
2008:
$188,600 of Deposits on flight equipment purchases was applied to Acquisition of flight equipment under operating leases.
$38,460 was reclassified from Security deposits on aircraft, overhauls and other to Deposits on flight equipment purchases for concessions received from manufacturers.
Certain credits from aircraft and engine manufacturers in the amount of $1,302 reduced the basis of Flight equipment under operating leases and increased Lease receivables and other assets.
2007:
$291,774 of Deposits on flight equipment purchases was applied to Acquisition of flight equipment under operating leases.
$63,589 was reclassified from Security deposits on aircraft, overhauls and other to Deposits on flight equipment purchases for concessions received from manufacturers.
Certain credits from aircraft and engine manufacturers in the amount of $10,277 reduced the basis of Flight equipment under operating leases and increased Lease receivables and other assets.
See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)
A. Basis of Preparation
     International Lease Finance Corporation (“the Company,” “ILFC,” “management,” “we,” “our,” “us”) is an indirect wholly owned subsidiary of American International Group, Inc. (“AIG”). AIG is a holding company, which through its subsidiaries is primarily engaged in a broad range of insurance and insurance-related activities in the United States and abroad. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.
     The accompanying unaudited condensed consolidated financial statements include our accounts, accounts of all other entities in which we have a controlling financial interest, as well as accounts of variable interest entities in which we are the primary beneficiary as defined by Financial Accounting Standards Board Interpretation (“FIN”) No. 46R “Consolidation of Variable Interest Entities.” All material intercompany accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods presented have been included. Certain reclassifications have been made to the 2007 unaudited condensed consolidated financial statements to conform to the 2008 presentation. Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.
B. Recent Accounting Pronouncements
     SFAS 157
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurement but does not change existing guidance about whether an asset or liability is carried at fair value. The most significant effect of us adopting SFAS 157 was a change in the valuation methodologies for derivative instruments historically carried at fair value. The change primarily was to incorporate counterparties’ credit risk and market liquidity risk factors in the fair value measurement. ILFC adopted the standard on January 1, 2008, its required effective date. With respect to the implementation, adjustments to the market values of derivatives were applied prospectively in accordance with SFAS 157. The changes resulted in an incremental reduction of the fair value of the derivative assets and a charge to income of $40.0 million for the three months ended March 31, 2008, including an incremental reduction and charge to income of $13.5 million at January 1, 2008. (See Note C – Fair Value Measurements and Note D – Derivative Activities for more information on fair value measurement of derivative instruments.)
The fair value measurement and related disclosure guidance in SFAS 157 do not apply to fair value measurements associated with share-based awards accounted for in accordance with SFAS No. 123(R), “Share-Based Payment.” In addition, on February 14, 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” which amends the scope of SFAS 157 to exclude SFAS No. 13 “Accounting for Leases” and its related interpreted accounting pronouncements.
SFAS 159
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in income. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS 159 permits the fair value option election on an instrument-by-instrument basis for eligible items existing at the adoption date and at initial recognition of an asset or liability or upon an event that gives rise to

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008
(Unaudited)
a new basis of accounting for that instrument. ILFC adopted this standard at January 1, 2008, its required effective date. The adoption of this standard did not have any effect on our consolidated financial condition, results of operations or cash flows, since we did not choose to fair value any financial instruments or other items not currently measured at fair value.
SFAS 160
     In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 requires noncontrolling (formally known as minority) interests in partially owned consolidated subsidiaries to be classified on the Consolidated Balance Sheet as a separate component of consolidated shareholders’ equity. SFAS 160 also establishes accounting rules for subsequent acquisitions and sales of non-controlling interests and how non-controlling interests should be presented in the Consolidated Statement of Income. The non-controlling interests’ share of subsidiary income should be reported as a part of consolidated net income with disclosure of the attribution of consolidated net income to the controlling and non-controlling interests on the face of the Consolidated Statement of Income. SFAS 160 is effective for ILFC beginning with financial statements issued in the first quarter of 2009 and earlier application is prohibited. SFAS 160 must be adopted prospectively, except that non-controlling interests should be reclassified from liabilities to a separate component of shareholders’ equity and consolidated net income should be recast to include net income attributable to both the controlling and non-controlling interests retrospectively. The adoption of this standard will not have a material effect on our consolidated financial position, results of operations or cash flows. We are still assessing the impact of SFAS 160 on a prospective basis, as well as equity classification of controlling and non-controlling interests.
SFAS 161
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about (i) how and why we use derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”); and (iii) how derivative instruments and related hedged items affect our financial position, results of operations, and cash flows. SFAS 161 is effective for ILFC beginning with financial statements issued in the first quarter of 2009.
     FIN 39-1
     In April 2007, the FASB directed the FASB Staff to issue FASB Staff Position (“FSP”) No. FIN 39-1, “Amendment of FIN No. 39” (“FSP FIN 39-1”). FSP FIN 39-1 modifies FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” and permits companies to offset cash collateral receivables or payables against derivative instruments under certain circumstances. FSP FIN 39-1 became effective on January 1, 2008 for us. We elected not to offset cash collateral receivables or payables against derivative instruments and at March 31, 2008, we did not have any cash collateral receivables or payables against derivative instruments.
C. Fair Value Measurements
     In September 2006, the FASB issued SFAS 157, which is effective for fiscal years beginning after November 15, 2007. We adopted the standard on January 1, 2008. SFAS 157:
•	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a frame work for measuring fair value;

•	Establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date; and

•	Expands disclosures about instruments measured at fair value.
     Fair Value Measurements on a Recurring Basis
     The fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The degree of judgment used in

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008
(Unaudited)
measuring the fair value of financial instruments generally correlates with the level of pricing observability. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments traded in other-than-active markets or that do not have quoted prices have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and general market conditions. We measure the fair value of derivative assets and liabilities and marketable securities on a recurring basis.
     Derivative Contracts
     We enter into derivatives to hedge our risk exposure to currency fluctuations and interest rate fluctuations related to our debt and foreign denominated contractual lease payment receipts. (See Note D – Derivative Activities.) Our derivatives are not traded on an exchange and are inherently more difficult to value. AIG provides us the recurring valuations of our derivative instruments. AIG has established and documented a process for determining fair values. AIG’s valuation model includes a variety of observable inputs, including contractual terms, interest rates curves, foreign exchange rates, yield curves, credit curves, measure of volatility, and correlations of such inputs. Valuation adjustments may be made in the determination of fair value. These adjustments include amounts to reflect counterparty credit quality and liquidity risk. The following adjustments were added to the model as a result of the adoption of SFAS 157:
•	Credit Valuation Adjustment (“CVA”) – The CVA adjusts the valuation of derivatives to account for nonperformance risk of our counterparty with respect to all net derivative assets positions. The CVA also accounts for ILFC’s own credit risk, in the fair value measurement of all net derivative liabilities positions, when appropriate. The CVA is accounted for as either an increase or decrease to the net derivative position with the corresponding increase or decrease reflected in income.

•	Market Valuation Adjustment (“MVA”) – The MVA adjusts the valuation of derivatives to reflect the fact that ILFC is an “end-user” of derivative products. As such the valuation is adjusted to take into account the bid-offer spread (the “liquidity risk”), as ILFC is not a dealer of derivative products. The MVA is accounted for as either an increase or decrease to the net derivative position with the corresponding increase or decrease reflected in income.
     The CVA and MVA are included in the fair value measurement of our derivative instrument portfolio at March 31, 2008. The inclusion of the CVA and the MVA resulted in an incremental reduction of the fair value of derivative assets by $40.0 million with a corresponding charge to income. At January 1, 2008, when we adopted SFAS 157, the changes would have resulted in an incremental reduction and a charge to income in the amount of $13.5 million. The majority of the reduction and charge is related to the CVA. Our counterparty is AIG Financial Products (“AIGFP”) a wholly-owned subsidiary of AIG with an expressed guarantee from AIG.
     Marketable Securities
     Our marketable securities are included in our Lease receivable and other assets and consist of an investment in common stock of an airline and AIG common stock held in connection with our deferred compensation program. We value marketable securities using quoted market prices. The marketable securities are immaterial to our financial position and, therefore, are not separately disclosed.
     Fair Value Measurements on a Non-Recurring Basis
     We also measure the fair value of certain assets and liabilities on a non-recurring basis, when GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable. Assets subject to these measurements include aircraft and notes receivable. Liabilities include asset value guarantees, loan guarantees and put options, all related to aircraft (“AVGs”). We principally use the income approach to measure the fair value of these assets and liabilities when appropriate, as described below:

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008
(Unaudited)
•	Aircraft: We record aircraft at fair value when we determine the carrying value may not be recoverable, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and other accounting pronouncements requiring remeasurements at fair value. The fair value is measured using an income approach based on the present value of cash flows from contractual lease agreements and projected future lease payments, including contingent rentals, net of expenses, which extend to the end of the aircraft’s economic life in its highest and best use configuration, as well as a disposition value, based on expectations of market participants.

•	Notes Receivable & Finance Lease Receivables: ILFC evaluates the fair value of its secured notes and finance lease receivables using an income approach, which is based upon the present value of the expected cash flows of the underlying aircraft measured using the methodology described above. With regard to unsecured notes receivable, ILFC also measures the fair value using an income approach based upon the net present value of expected cash flows of the underlying loan agreement.

•	AVGs: ILFC measures the fair value of AVGs in accordance with FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) as permitted under SFAS 157. In accordance with FIN 45, ILFC measures the fair value of AVGs at the inception of the agreement based upon the proceeds received. Subsequent non-recurring fair value measurements are based upon the differential between the contractual strike price and the fair value of the underlying aircraft, measured using the methodology described above.
     Fair Value Hierarchy
     SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
•	Level 1: Level 1 inputs to the valuation methodology are quoted market prices in active markets. Our marketable securities are valued using level 1.

•	Level 2: Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly, for the full term of the financial instrument, such as interest rates and yield curves that are observable at commonly quoted intervals. Our derivative assets and liabilities are valued using level 2 inputs.

•	Level 3: Certain inputs to the valuation methodology are unobservable and significant to the fair value measurement. These measurements include circumstances in which there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy, within which the fair value measurement in its entirety falls, is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Assets and liabilities measured at fair value on a non-recurring basis and classified as level 3 include aircraft, notes receivable, net investment in finance leases, and AVGs.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008
(Unaudited)
     Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The following table presents information about assets and liabilities measured at fair value on a recurring basis at March 31, 2008, and indicates the level of the valuation inputs used to determine such fair value:

					Total
				Counterparty	March 31,
	Level 1	Level 2	Level 3	Netting	2008
	(Dollars in thousands)
Derivative assets	$—	$1,104,374	$—	$(91,662)	$1,012,712
Derivative liabilities	—	(91,662)	—	91,662	—

Total derivative assets, net	$—	$1,012,712	$—	$—	$1,012,712

     The following table presents changes during the three months ended March 31, 2008 in derivative assets and liabilities measured at fair value on a recurring basis, together with the balances of such assets and liabilities at December 31, 2007, January 1, 2008 and March 31, 2008, and the unrealized gains or losses recorded in income during the quarter ended March 31, 2008 related to these assets and liabilities that remained on the consolidated balance sheet at March 31, 2008:

(Dollars in thousands)
Derivatives:
Total fair value at December 31, 2007	$863,719
Credit value and market value adjustment of fair value recorded in income	(13,485)

Total fair value at January 1, 2008	$850,234

Effective portion of fair value recorded in other comprehensive income	169,388
Ineffective portion of fair value recorded in income	(536)
Credit value and market value adjustments of fair value recorded in income at March 31, 2008	(26,473)
Change in accrued interest	20,099

Total fair value at March 31, 2008	$1,012,712

D. Derivative Activities
     We use derivatives to manage exposures to interest rate and foreign currency risks and we account for derivatives in accordance with SFAS 133. At March 31, 2008, we have interest rate and currency swap agreements entered into with a related counterparty. The derivatives are subject to a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. Our derivative portfolio was recorded at fair value on our balance sheet on a net basis (see Note C – Fair Value Measurements).
     We record the changes in fair value of derivatives in income or other comprehensive income (“OCI”) depending on the designation of the hedge. Where hedge accounting is not achieved pursuant to SFAS 133, the change in fair value of the derivative is recorded in income. In the second quarter of 2007, we re-designated all our derivatives as cashflow hedges. Each balance remaining in accumulated other comprehensive income (“AOCI”) at the time of re-designation is amortized over the remaining life of the underlying derivative in accordance with SFAS 133. During the three months ended March 31, 2008 and 2007, we recorded the following in OCI related to derivative instruments:

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008
(Unaudited)

	2008	2007
	(Dollars in thousands)
Effective portion of change in fair market value of derivatives	(169,388)	(9,276)
Amortization of balances of de-designated hedges and other adjustments	364	4,320
Foreign exchange component of cross currency swaps credited to income	298,740	28,721
Income tax effect	(45,401)	(8,318)

Total	$84,315	$15,447

     During the three months ended March 31, 2008 and 2007, $7.1 million (net) and $16.1 million (net), respectively, were reclassified from AOCI to income when interest was paid or received on our qualifying SFAS 133 cash flow hedges. We estimate that within the next twelve months, we will amortize into earnings approximately $202.3 million of the pre-tax balance in AOCI under cash flow hedge accounting in connection with our program to convert debt from floating to fixed interest rates. All components of each derivative’s gain or loss were included in the assessment of ineffectiveness.
     We recorded the following in income for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31
	2008	2007
	(Dollars in thousands)
(Income) loss related to derivative instruments:
Changes in fair value of derivative instruments with no hedge accounting treatment under SFAS 133 (a)	$—	$(17,598)
Offsetting changes in fair value of foreign denominated debt related to contracts with no hedge accounting treatment under SFAS 133	—	33,621
Ineffectiveness of cash flow hedges	536	605
Reclassification of AOCI related to derivative instruments de-designated from hedges	(193)	(4,395)

Loss related to derivative instruments and related economically hedged items	$343	$12,233

(a)	In the second quarter of 2007, we redesignated four swaps for hedge accounting under SFAS 133 that were previously outstanding but did not qualify for hedge accounting treatment under SFAS 133. Subsequent to the redesignation, all derivatives qualified as hedges under SFAS 133.
     In addition, $298.7 million and $28.7 million of foreign currency adjustments related to foreign denominated hedged items were reclassified to OCI for the three months ended March 31, 2008 and 2007, respectively.
     We recorded decreases (increases) in lease revenue related to derivatives for the following periods:

	Three Months Ended
	March 31
	2008	2007
	(Dollars in thousands)
Income:	$2,119	$(1,497)
     Additionally, a $40.0 million loss was recorded in income related to CVA and MVA as a result of our adoption of SFAS 157 (see Note C – Fair Value Measurements).

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008
(Unaudited)
E. Related Party Transactions
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
     Our financial statements include the following amounts involving related parties:

	March 31,		December 31,
	2008	2007	2007
	(Dollars in thousands)
Expense (income):
Allocation of corporate costs from AIG	$4,343	$2,359
Management services paid to subsidiaries of AIG	234	26
Management fees received	(2,453)	(2,427)
Asset (liability):
Taxes benefit sharing payable to AIG	$(85,000)		$(85,000)
Accrued corporate costs payable to AIG	(3,521)		(1,495)
Accrued dividend payable to AIG	—		(4,260)
Income taxes receivable from AIG	161,622		138,405
Medium term notes	(200,000)		(200,000)
Net (payable) receivable for management fees and other	(57)		(577)
     All of our derivative contracts are entered into with AIGFP, a related party. The fair market value is disclosed separately on our Condensed Consolidated Balance Sheets. See Note D – Derivative Activities for amounts included in our Condensed Consolidated Statements of Income.
F. Subsequent Event
     Subsequent to March 31, 2008, we registered a new $1.0 billion Retail Medium-Term Note Program under our existing registration statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
     Forward-Looking Statements
     This quarterly report on Form 10-Q contains or incorporates statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the state of the airline industry, the Company’s access to the capital markets, the Company’s ability to restructure leases and repossess aircraft, the structure of the Company’s leases, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company’s financial condition or results of operations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and “should” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or industry results to vary materially from the Company’s future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, the risk factors described and referred to in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Industry Condition,” “Quantitative and Qualitative Disclosures about Market Risk” and “Part II — Item 1A. Risk Factors,” in this Form 10-Q and in the section titled “Part I – Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and general industry economic and business conditions, which will, among other things, affect demand for aircraft, availability and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives, and environmental and safety requirements. The Company will not update any forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     Overview and Industry Condition
     ILFC primarily acquires new commercial jet aircraft from The Boeing Company, or Boeing, and Airbus S.A.S., or Airbus, and leases these aircraft to airlines throughout the world. In addition to our leasing activity, we sell aircraft from our leased aircraft fleet to other leasing companies, financial services companies and airlines. In some cases, we provide fleet management services to investors and/or owners of aircraft portfolios for a management fee. We have also provided asset value guarantees and a limited number of loan guarantees to buyers of aircraft or to financial institutions for a fee. Additionally, we remarket and sell aircraft owned or managed by others for a fee.
     As of March 31, 2008, we owned 921 aircraft, had nine aircraft in the fleet that were classified as finance and sales-type leases, and provided fleet management services for 99 aircraft. We have contracted with Airbus and Boeing to buy 211 new aircraft for delivery through 2017 with an estimated purchase price of $18.8 billion, 50 of which will deliver during the remainder of 2008. We anticipate the purchases to be financed through a combination of operating cash flows and debt.
     Our sources of revenue are principally from scheduled and charter airlines and companies associated with the airline industry. The airline industry is cyclical, economically sensitive and highly competitive. Airlines and related companies may be affected by fuel prices and shortages, political or economic instability, terrorist activities, changes in national policy, competitive pressures, labor actions, pilot shortages, insurance costs, recessions, and other political or economic events adversely affecting world or regional trading markets. Our revenues and income will be affected by our customers’ ability to react to and cope with the volatile competitive environment in which they operate, as well as our own competitive environment.
     Improvements seen in world-wide airline industry performance and the resulting increase in demand for our aircraft over the past few years are materializing in our financial results. However, we are seeing signs of a future slow-down in the airline industry, which could have a negative impact on future lease rates. Several airlines in the United States have recently experienced difficulties coping with the current environment of rising fuel prices, increased competition and the tumult in the credit markets. As a result, four of our customers have recently filed for bankruptcy protection; ATA Airlines (“ATA”) (ten owned and two managed aircraft), Frontier Airlines (five owned aircraft), Eos Airlines (“Eos”) (three owned aircraft), and Aloha Airlines (one owned aircraft). As of April 30, 2008, Frontier Airlines continues to operate and continues to lease the five aircraft from us. ATA and Aloha Airlines ceased operations subsequent to March 31, 2008, and returned to us the 11 aircraft we own and the two we manage. At May 9, 2008, we had placed 11 of these 13 aircraft. Lease revenues for the period ended March 31, 2008, were decreased by $13.1 million for rent adjustments related to ATA. Eos ceased operations on April 27, 2008, but continues to seek alternative ways to restructure their operations. Eos is required to inform us within 60 days of the bankruptcy filing whether any of the three aircraft will be returned to us. Another U.S. operator, Skybus Airlines, filed for bankruptcy protection and ceased operations subsequent to March 31, 2008. ILFC had signed leases with Skybus for two used aircraft owned by ILFC which were scheduled for delivery subsequent to their bankruptcy filing. ILFC has entered into a letter of intent to lease these two aircraft to another airline.
     We derive approximately 90% of our revenues from airlines outside of the United States. A key factor in our success has been a concentrated effort to maximize our lease placements in regions where the airline industry continues to perform, such as in Asia, Europe and the Middle East, and to minimize placements in regions that are under stress. At March 31, 2008, we believe we are well positioned in the current industry environment with signed leases for all of our 2008 deliveries of new aircraft.
     We have ordered 74 787s from Boeing with the first ten to deliver in 2010. Boeing has made several announcements concerning the delays in the deliveries of the 787s. Boeing has informed us that our 787 deliveries will be delayed by 19-30 months with an average delay in excess of 27 months per aircraft and span across our entire order, with the original contracted deliveries running from 2010 through 2017.
     Income before income taxes for the period ended March 31, 2008 increased compared to the same period 2007. The increases resulted from (i) an increase in the size of our fleet by 65 aircraft during the 12-month period ended March 31, 2008; (ii) an increase in lease rates for aircraft that have returned and been delivered to new lessees; and (iii) an increase in gains related to sales of flight equipment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     On January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on how to determine fair market value. As a result, we changed the methodology used to calculate the fair value of our derivative instruments. As few classes of derivative contracts are listed on an exchange, all our derivative positions were valued using internally developed models that use as their basis observable market parameters. The major change in our methodology to measure fair value of derivatives was the incorporation of a credit valuation adjustment (“CVA”) and a market valuation adjustment (“MVA”). The CVA adjusts the valuation to account for nonperformance risk of our counterparty and the MVA takes into account the bid-offer spread (liquidity risk). Prior to January 1, 2008, no CVA or MVA was included in the fair market value of our derivatives. At March 31, 2008, we were in a net derivative asset position and the CVA and MVA reduced the value of the derivative assets. The adjustments resulted in a charge from the widening of our counterparty’s credit default spreads in the amount of $13.5 million at January 1, 2008 and an additional charge of $26.5 million during the period, aggregating a $40.0 million charge in the three-month period. In the past nine months, financial markets have behaved erratically and credit default swap spreads, which were used to calculate the credit risk, have increased. We previously have issued a total of €2.85 billion and £300 million of debt financings, of which €1.25 billion will mature in the fourth quarter of 2008. We do not anticipate exiting these derivatives prior to maturity. In addition, these derivatives are with a non-subsidiary affiliate that is highly rated by Moody’s Investors Service, Standard & Poor’s, and Fitch Ratings, due to credit support from American International Group, Inc. (“AIG”), its parent. See Notes C and D of Notes to Condensed Consolidated Financial Statements for more information on derivative activities.
Critical Accounting Policies and Estimates
     Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates and judgments, including those related to revenue, depreciation, overhaul reserves, and contingencies. The estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.
     We believe that the following critical accounting policies can have a significant impact on our results of operations, financial position and financial statement disclosures, and may require subjective and complex estimates and judgments:
     Fair Value Measurements: We calculate the fair value of financial instruments in accordance with SFAS 157, on a recurring basis. Based on SFAS 157, fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of pricing observability. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments traded in other-than-active markets or that do not have quoted prices have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and general market conditions. On a recurring basis we measure the fair value of derivative assets and liabilities. Our derivatives are not traded on an exchange and are inherently more difficult to value. AIG provides us the recurring valuations of our derivative instruments. AIG has established and documented a process for determining fair values. AIG’s valuation model includes a variety of observable inputs, including contractual terms, interest rate curves, foreign exchange rates, yield curves, credit curves, measure of volatility, and correlations of such inputs. Valuation adjustments may be made in the determination of fair value. These adjustments include amounts to reflect counterparty credit quality and liquidity risk and are recorded in income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     We also measure the fair value of certain assets and liabilities on a non-recurring basis, when GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable. These assets include aircraft and notes receivable. Liabilities include asset value guarantees, loan guarantees and put options, all related to aircraft (“AVGs”). We principally use the income approach to measure the fair value of these assets and liabilities when appropriate, based on the present value of cash flows from contractual lease agreements and projected future lease payments, including contingent rentals net of expenses which extend to the end of the aircraft’s economic life in its highest and best use configuration, as well as a disposition value based on expectations of market participants.
     For a detailed discussion on the application of the following additional accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007.
•	Lease Revenue

•	Flight Equipment Marketing

•	Flight Equipment

•	Provision for Overhauls

•	Income Taxes

•	Derivative Financial Instruments

•	Fair Value Measurements
Financial Condition
     We borrow funds to purchase new and used flight equipment, including funds for progress payments during aircraft construction, and to pay off maturing debt obligations. These funds are borrowed principally on an unsecured basis from various sources. During the three months ended March 31, 2008, we borrowed $1.4 billion (excluding commercial paper) and $0.7 billion was provided by operating activities. As of March 31, 2008, we have committed to purchase 211 new aircraft from Airbus and Boeing at an estimated aggregate purchase price of $18.8 billion for delivery through 2017. We currently expect to fund expenditures for aircraft and to meet liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     Our borrowing strategy will, over time, result in approximately 15% of our debt, excluding commercial paper, maturing in any one year. Management continues to explore new funding sources and ways to diversify our investor base. Our debt financing was comprised of the following at the following dates:

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Public bonds and medium-term notes	$22,015,617	$21,360,020
Bank and other term debt	3,578,495	3,625,274
Subordinated debt	1,000,000	1,000,000

Total public debt, bank debt and subordinated debt	26,594,112	25,985,294
Commercial paper	4,401,255	4,498,555
Less: Deferred debt discount	(26,520)	(32,570)

Total debt financing	$30,968,847	$30,451,279

Selected interest rates and ratio:
Composite interest rate, including the economic effect of derivative instruments	4.79%	5.16%
Percentage of total debt at fixed rates	74.40%	73.84%
Composite interest rate on fixed rate debt	5.24%	5.17%
Bank prime rate	5.25%	7.25%
     The above amounts represent the anticipated settlement of our currently outstanding debt obligations. Certain adjustments required to present currently outstanding economically hedged debt obligations have been recorded and presented separately on the balance sheet, including adjustments related to foreign currency hedging and interest rate hedging activities. We have eliminated the currency exposure arising from foreign currency denominated notes by economically hedging the notes through swaps. Foreign currency denominated debt is translated into US dollars using exchange rates as of each balance sheet date. The foreign exchange adjustment for the foreign currency denominated debt economically hedged with derivative contracts was $1.3 billion at March 31, 2008, and $1.0 billion at December 31, 2007. Composite interest rates and percentages of total debt at fixed rates reflect the effect of derivative instruments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Public Debt (Exclusive of the Commercial Paper Program)
     The interest on most of our public debt is effectively fixed for the terms of the notes. We have the ability to borrow under various public debt financing arrangements as follows:

	Maximum	Sold as of	Sold as of	Sold as of
	Offering	December 31, 2007	March 31, 2008	April 30, 2008
	(Dollars in millions)
Registration statement dated August 16, 2006 (including $10.0 billion Medium-Term Note Program and $1.0 billion Retail Medium-Term Note Program)	Unlimited(a)	$4,650	$5,975	$5,975

Registration statement dated November 22, 2002 (including $2.88 billion Medium-Term Note Program and $1.0 billion Retail Medium-Term Note Program)	$6,080 (b)	5,922	5,955	6,080

Euro Medium-Term Note Programme dated September 2006 (c)(d)	7,000	3,832	3,832	3,832

(a)	Includes $645 million, which was incorporated into the registration statement from a prior registration statement. As a result of the Company’s Well Known Seasoned Issuer (“WKSI”) status, we have an unlimited amount of debt securities registered for sale.

(b)	Includes $1.08 billion, which was incorporated into the registration statement from a prior registration statement, increasing the maximum offering from $5.0 billion to $6.08 billion.

(c)	We have economically hedged the foreign currency risk of the notes through derivatives or through the offset provided by operating lease payments denominated in the related currency.

(d)	This is a perpetual program. As a bond matures, the principal amount becomes available for new issuances under the program.
Bank Term Debt
     In January 1999, we entered into an Export Credit Facility for up to a maximum of $4.3 billion for aircraft delivered through 2001. The facility was used to fund 85% of each aircraft’s purchase price. This facility is guaranteed by various European Export Credit Agencies. We financed 62 aircraft using $2.8 billion under this facility over ten years with interest rates from 5.753% to 5.898%. We have collateralized the debt by a pledge of the shares of a subsidiary which holds title to the aircraft financed under the facility. At March 31, 2008, $603 million was outstanding under the facility and the net book value of the related aircraft was $2.5 billion.
     We have an Export Credit Facility for up to a maximum of $3.64 billion for Airbus aircraft to be delivered through May 31, 2008. The facility is used to fund 85% of each aircraft’s purchase price. This facility becomes available as the various European Export Credit Agencies provide their guarantees for aircraft based on a six-month forward-looking calendar. The financing is for a ten-year fully amortizing loan per aircraft at an interest rate determined through a bid process. We have collateralized the debt by a pledge of the shares of a subsidiary which holds title to the aircraft financed under this facility. As of March 31, 2008, 37 aircraft were financed under this facility and $1.9 billion was outstanding. The net book value of the related aircraft was $2.6 billion. Subsequent to March 31, 2008, we financed three more aircraft under this facility.
     From time to time, we enter into funded bank financing arrangements. As of March 31, 2008, we had a total of $1.1 billion outstanding, which have varying maturities through February 2012. The interest rates are LIBOR based with spreads ranging from 0.300% to 1.625%.
Subordinated Debt
     In December of 2005, we entered into two tranches of subordinated debt totaling $1.0 billion. Both mature on December 21, 2065, but each tranche has a different call option. The $600 million tranche has a call date of December 21, 2010, and the $400 million tranche has a call date of December 21, 2015. The tranche with the 2010 call date has a fixed interest rate of 5.90% for the first five years. The tranche with the 2015 call date has a fixed interest rate of 6.25% for the first ten years. Both tranches have interest rate adjustments if the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
call option is not exercised. If the call option is not exercised, the new interest rate will be a floating rate, reset quarterly, based on the initial credit spread of 1.55% and 1.80%, respectively, plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury.
Commercial Paper
     We have a $6.0 billion Commercial Paper Program. Under this program, we may borrow in minimum increments of $100,000 for periods from one day to 270 days. Although it is our intention to only sell commercial paper to a maximum amount of 75% of the total amount of our backup facilities, from time to time we issue commercial paper over this limit. In all cases, however, the maximum commercial paper outstanding will be less than our backup facilities (see Bank Commitments). The weighted average interest rate of our commercial paper outstanding was 2.90% at March 31, 2008, and 4.63% at December 31, 2007.
Bank Commitments
     As of March 31, 2008, we had committed unsecured revolving credit facilities with an original group of 35 banks aggregating $6.5 billion, consisting of a $2.0 billion five-year tranche that expires in October 2009, a $2.0 billion five-year tranche that expires in October 2010, and a $2.5 billion five-year tranche that expires in October 2011. These revolving credit facilities provide for interest rates that vary according to the pricing option in effect at the time of borrowing. Pricing options include prime, a range from 0.25% over LIBOR to 1.85% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The credit facilities are subject to facility fees of up to .10% of amounts available. These facilities are available for our maturing debt and other obligations. We expect to replace or extend these credit facilities on or prior to their expiration dates. At March 31, 2008, we had not drawn on our revolving loans and lines of credit.
Other Variable Interest Entities
     We have sold aircraft to entities owned by third parties, and from time to time we have issued asset value guarantees or loan guarantees related to the aircraft sold. We have determined that ten such entities, each owning one aircraft, are Variable Interest Entities (“VIEs”) in which we are deemed the primary beneficiary, as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”). In accordance with FIN 46R, we consolidate these entities. The assets and liabilities of these entities are presented separately on our Condensed Consolidated Balance Sheets. We do not have legal control over and we do not own the assets, nor are we directly obligated for the liabilities of these entities.
     We have not established any other unconsolidated entities for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We have, however, from time to time established subsidiaries, entered into joint ventures or created other partnership arrangements with the limited purpose of leasing aircraft or facilitating borrowing arrangements.
Derivatives
     In the normal course of business, we employ a variety of derivative products to manage our exposure to interest rates risks and foreign currency risks. We enter into derivative transactions only to economically hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements and currency swap agreements. At March 31, 2008, we had interest rate derivative contracts and foreign exchange derivative contracts that we accounted for as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS 133”). We had four foreign exchange derivative contracts that did not qualify for hedge accounting under SFAS 133 at March 31, 2007. At the beginning of the second quarter of 2007, we redesignated those contracts and at March 31, 2008, all our derivative contracts were accounted for as cash flow hedges, as defined by SFAS 133.
     When interest rate and foreign currency swaps are effective as cash flow hedges under the technical requirements of SFAS 133, they offset the variability of expected future cash flows, both economically and for financial reporting purposes. We have historically used such instruments to effectively mitigate foreign

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
currency and interest rate risks. The effect of our ability to apply hedge accounting for the swaps is that changes in their fair values are recorded in other comprehensive income instead of in earnings each reporting period. As a result, reported net income was not directly influenced by changes in fair value adjustments related to interest rates and currency rates for the period ended March 31, 2008.
     The counterparty to our derivative instruments is AIG Financial Products Corp. (“AIGFP”), a related party. The derivatives are subject to a bilateral security agreement which, in certain circumstances, may allow one party to the agreement to require the second party to the agreement to provide collateral. The derivatives are also subject to a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. Failure of the instruments or counterparty to perform under the derivative contracts would have a material impact on our results of operations. As a result of adopting SFAS 157, we recorded in income adjustments related to counterparty credit risk and liquidity risk aggregating $40.0 million for the three months ended March 31, 2008.
Market Liquidity Risk
     We are in compliance with all covenants or other requirements set forth in our credit agreements. Further, we do not have any rating downgrade triggers that would automatically accelerate the maturity dates of any debt. However, a downgrade in our credit rating could adversely affect our ability to borrow on, renew existing, or obtain access to new financing arrangements and would increase the cost of such financing arrangements. For example, a downgrade in our credit ratings could reduce our ability to issue commercial paper under our current program.
     While neither AIG, nor any of its subsidiaries, is a co-obligor or guarantor of our debt securities, circumstances affecting AIG can have an impact on us. For example, concurrent with recent ratings actions on AIG taken by Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. (“S&P), Moody’s Investors Service, Inc. (“Moody’s”) and Fitch Ratings, Inc (“Fitch”), rating actions were taken on us as well in May 2008.

     The following table summarizes our current ratings and watch by the respective nationally recognized rating agencies as of May 9, 2008.

Rating Agency	Short-term Debt	Long-term Debt	Watch	Date of Last Action
Fitch	F1	A	Negative	May 8, 2008 (a)
Moody’s	P-1	A1	Negative	May 9, 2008 (b)
S&P	A-1	A+	Negative	May 8, 2008 (c)

(a)	In May 2008, Fitch downgraded our long-term rating to A from A+ and maintained the Rating Watch Negative. They also affirmed the short-term rating at F1, but placed the short-term rating on Rating Watch Negative.

(b)	In May 2008, Moody’s affirmed the short-term rating of P-1 and put the long-term rating of A1 on review for possible downgrade.

(c)	In May 2008, S&P downgraded our long-term rating to A+ from AA- and the short-term rating to A-1 from A-1+. All long-term ratings (but not the short-term ratings) were placed on Credit Watch with negative implications.
     These credit ratings are current opinions of the rating agencies. As such, they may be changed, suspended or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances.
     While we have been able to borrow the funds necessary to finance operations in the current market environment, turmoil in the airline industry or political environment could limit our ability to borrow funds from our current funding sources. Should this occur, we would seek alternative sources of funding, including securitizations, manufacturers’ financings, drawings upon our revolving credit facilities or additional short-term borrowings. If we were still unable to obtain sufficient funding, we could negotiate with manufacturers to defer deliveries of certain aircraft.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     The following summarizes our contractual obligations at March 31, 2008:
Existing Commitments

	Commitments Due by Fiscal Year
	Total	2008	2009	2010	2011	2012	Thereafter
	(Dollars in thousands)
Public and Bank Term Debt	$25,594,112	$3,791,817	$4,117,187	$4,284,739	$4,785,567	$4,109,052	$4,505,750

Commercial Paper	4,401,255	4,401,255	—	—	—	—	—

Subordinated Debt	1,000,000	—	—	—	—	—	1,000,000

Interest Payments on Debt Outstanding (a)(b)	7,402,227	979,065	1,090,854	878,779	634,463	380,291	3,438,775

Operating Leases (c)	84,877	6,986	10,690	11,407	11,870	12,352	31,572

Pension Obligations (d)	3,065	432	467	507	547	553	559

Tax Benefit Sharing Agreement Due to AIG	85,000	—	85,000	—	—	—	—

Purchase Commitments (g)	18,794,300	2,779,200	2,605,500	1,295,000	1,399,900	712,300	10,002,400

Total	$57,364,836	$11,958,755	$7,909,698	$6,470,432	$6,832,347	$5,214,548	$18,979,056

     Contingent Commitments

	Contingency Expiration by Fiscal Year
	Total	2008	2009	2010	2011	2012	Thereafter
	(Dollars in thousands)
AVGs (e)	$571,190	$27,000	$—	$—	$27,841	$78,950	$437,399

Lines of Credit	50,000	—	—	50,000	—	—	—

Total (f)	$621,190	$27,000	$—	$50,000	$27,841	$78,950	$437,399

(a)	Future interest payments on floating rate debt are estimated using floating interest rate in effect at March 31, 2008.

(b)	Includes the effect of interest rate and foreign currency derivative instruments.

(c)	Excludes fully defeased aircraft sale-lease back transactions.

(d)	Our pension obligations are part of intercompany expenses, which AIG allocates to us on an annual basis. The amount is an estimate of such allocation. The column “2008” consists of total estimated allocations for 2008 and the column “Thereafter” consists of the 2012 estimated allocation. The amount allocated has not been material to date.

(e)	From time to time, we participate with airlines, banks and other financial institutions to assist in financing aircraft by providing asset guarantees, put options, or loan guarantees collateralized by aircraft. As a result, should we be called upon to fulfill our obligations, we would have recourse to the value of the underlying aircraft.

(f)	Excluded from total contingent commitments are $75.1 million of uncertain tax liabilities. The amounts are included in Current taxes on our 2008 Condensed Consolidated Balance Sheet. The future cash flows to these liabilities are uncertain and we are unable to make reasonable estimates of the outflows.

(g)	The timing of purchase commitments will change related to the delays of the 787 orders.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Results of Operations - Three months ended March 31, 2008 versus 2007.
     Revenues from rentals of flight equipment increased 11.0% to $1,186.8 million in 2008 from $1,069.5 million in 2007. The number of aircraft in our fleet increased to 921 at March 31, 2008, compared to 856 at March 31, 2007. Revenues from rentals of flight equipment increased (i) $116.3 million due to the addition of aircraft to our fleet that earned revenue during the entire period, or part thereof, in 2008 compared to no or partial earned revenue for the same period in 2007; and (ii) $16.2 million due to an increase in the number of leases which include overhaul provisions, resulting in an increase in the aggregate number of hours flown on which we collect overhaul revenue, and (iii) a $3.9 million increase related to aircraft in our fleet during both periods that were redelivered or had lease rate changes during the twelve months ended March 31, 2008.
     The increases were partially offset by (i) a $13.1 million charge related to the early termination of ten ATA lease agreements and (ii) a $6.0 million decrease related to aircraft in service during the period ended March 31, 2007, and sold prior to March 31, 2008.
     We had one aircraft in our fleet not subject to a signed lease agreement or a signed letter of intent at March 31, 2008.
     In addition to leasing operations, we engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment on a principal and commission basis. Revenues from flight equipment marketing increased to $11.0 million in 2008 compared to $2.6 million in 2007. We sold two aircraft during the first quarter of 2008, compared to one aircraft during the same period in 2007.
     Interest and other revenue decreased to $17.5 million in 2008 compared to $18.6 million in 2007 due to (i) a $0.9 million decrease in interest income on notes receivables and finance leases resulting from a decrease in interest rates and (ii)other minor decreases aggregating $0.2 million.
     Interest expense decreased to $380.1 million in 2008 compared to $381.8 million in 2007 as a result of a decrease in interest rates. This savings was partially offset by an increase in average debt outstanding (excluding the effect of debt discount and foreign exchange adjustments), primarily borrowed to finance aircraft acquisitions, to $30.7 billion in 2008 compared to $29.9 billion in 2007.
     We recorded a $0.3 million charge primarily related to ineffectiveness of derivatives designated as cash flow hedges for the period ended March 31, 2008. For the same period 2007, we recorded a net loss of $12.2 million. The net loss for the three-month period ended March 31, 2007 consisted of gains on our derivatives of $21.4 million and foreign exchange losses of $33.6 million related to the economically hedged item. We began applying hedge accounting for all our swap contracts at the beginning of the second quarter of 2007. At March 31, 2008, all of our contracts qualified for hedge accounting treatment (see Note D of Notes to Condensed Consolidated Financial Statements). Our composite borrowing rates in the first quarters of 2008 and 2007, which include the effect of derivatives, were as follows:

	2008	2007	Decrease
Beginning of Quarter	5.16%	5.24%	0.08%

End of Quarter	4.79%	5.23%	0.44%

Average	4.98%	5.24%	0.26%
     On January 1, 2008, we adopted SFAS 157. As a result, we recorded a $40.0 million charge relating to incorporation of counterparty credit risk and liquidity risk in the calculation of fair value of our derivative instruments (see Notes B and C of Notes to Condensed Consolidated Financial Statements). The charge resulted from the increase of our counterparty’s credit default spreads in the amount of $13.5 million at January 1, 2008 and an additional charge of $26.5 million during the three month-period ended March 31, 2008.
     Depreciation of flight equipment increased 10.9% to $449.6 million in 2008 compared to $405.5 million in 2007 due to the increased cost of the fleet.
     Provision for overhauls increased to $71.5 million in 2008 compared to $62.0 million in 2007 due to an increase in the aggregate number of hours flown, on which we collect overhaul revenue, which results in an increase in the estimated future reimbursements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     Flight equipment rent expense relates to two sale-leaseback transactions. Selling, general and administrative expenses remained constant for the three months ended March 31, 2008 and 2007. Employee related expenses increased by $1.9 million, offset by a decrease of $0.6 million in expenses related to VIEs and other minor net decreases aggregating $1.3 million.
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
     Our effective tax rate for the quarter ended March 31, 2008, decreased to 35.6% from 36.4% in 2007 due to one-time permanent adjustments recorded in 2007. Our effective tax rate continues to be impacted by minor permanent items and interest accrued on uncertain tax positions and prior period audit adjustments. Our reserve for uncertain tax positions increased by $15.0 million due to the continued uncertainty of tax benefits related to the Foreign Sales Corporation and Extraterritorial Income regimes, the benefits of which, if realized, would have a significant impact on our effective tax rate.
     Other comprehensive loss was $84.7 million in 2008 compared to $15.7 million in 2007. The losses were primarily due to changes in the market value on derivatives qualifying for and designated as cash flow hedges under SFAS 133, net of the reclassification of the foreign exchange component of cross currency swaps credited to income.

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
     We calculate the VaR with respect to the net fair value by using historical scenarios. This methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical information for interest rates and foreign exchange rates were used to construct the historical scenarios at March 31, 2008, and December 31, 2007. For each scenario, each financial instrument is re-priced. Scenario values for us are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum adverse deviation in net fair value incurred under these scenarios with 95% confidence (i.e. only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period is assumed in computing the VaR figure. The table below presents the average, high and low VaRs on a combined basis and of each component of market risk for us for the periods ended March 31, 2008 and December 31, 2007. The decrease in the VaR is due to an increase in lease revenue and a decrease in the U.S. Dollar yields and yield volatilities.

	ILFC Market Risk
	Three Months Ended			Year Ended
	March 31, 2008			December 31, 2007
	(Dollars in millions)
	Average	High	Low	Average	High	Low
Combined	$37.3	$38.5	$36.1	$70.0	$102.3	$38.5

Interest Rate	37.7	38.8	36.5	69.9	102.2	38.8

Currency	0.9	0.9	0.9	0.9	1.2	0.7

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
We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure contracts and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934 as of March 31, 2008. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2008.
Variable Interest Entities
At March 31, 2008, our Condensed Consolidated Balance Sheet included assets and liabilities of $109.6 million and $7.2 million, respectively, related to Variable Interest Entities (“VIEs”). At December 31, 2007, the balances were $112.1 million and $7.0 million. In addition, we recorded a net gain of $0.2 million and a net loss of $0.8 million for the three months ended March 31, 2008 and 2007, respectively, related to those VIEs. Our assessment of disclosure controls and procedures, as described above, includes the Variable Interest Entities. Each of the VIEs has a discrete number of assets and we, as lender and guarantor to the VIEs, have been provided sufficient information to conclude that our procedures with respect to these VIEs are effective in providing reasonable assurance that the information required to be disclosed by us relating to these entities is reconciled, processed, summarized and reported within the periods specified by the Securities and Exchange Commission. However, management has been unable to assess the effectiveness of internal controls at those entities due to our inability to dictate or modify the control over financial reporting of those entities, or to assess those controls.
(B) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In connection with the January 3, 2004 crash of our 737-300 aircraft on lease to Flash Airlines in Egypt, lawsuits were initially filed by the families of 122 of the 148 victims on the flight against us, Boeing, Honeywell International, Inc., and Parker-Hannifin Corporation in federal court in California and by the families of 2 of the victims against ILFC in U.S. federal court in Arkansas. Both cases in the U.S. were dismissed on the basis of forum non conveniens and refiled in the Courts of First Instance in France. These plaintiffs also sued Flash Airlines and its insurer in the same French court. As to the French case against the U.S. defendants involving 122 of the victims, the Paris Appellate Court found that the particular Court of First Instance in France did not have jurisdiction over the U.S. defendants. This Paris appellate court decision is being appealed by the defendants to the French supreme court. In the meantime, however, the cases may be refiled against the U.S. defendants in California. We believe we are adequately covered in all these cases by the liability insurance policies carried by Flash Airlines and we have substantial defenses to the actions. We do not believe the outcome of these lawsuits will have a material effect on our consolidated financial condition, results of operations, or cash flows.
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

➢ Geopolitical events

➢ Security, terrorism and war

➢ Worldwide health concerns

➢ Equity and borrowing capacity

➢ Environmental concerns

➢ Government regulation

➢ Interest rates

➢ Overcapacity

➢ Natural disasters
•	Airframe, Engine and Other Manufacturer Risk

•	Borrowing Risks
➢ Liquidity

➢ Interest rate risk

PART II. OTHER INFORMATION (CONTINUED)
•	Other Risks
➢ Residual value

➢ Obsolescence

➢ Credit risk

➢ Key personnel

➢ Foreign currency exchange rate risk

➢ Relationship with AIG

➢ Accounting pronouncements
For a detailed discussion of risk factors affecting us, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.
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

PART II. OTHER INFORMATION (CONTINUED)

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

INTERNATIONAL LEASE FINANCE CORPORATION

May 9, 2008	/S/ Steven F. Udvar-Hazy STEVEN F. UDVAR-HAZY Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

May 9, 2008	/S/ Alan H. Lund

ALAN H. LUND Vice Chairman and Chief Financial Officer (Principal Financial Officer)

May 9, 2008	/S/ Kurt H. Schwarz

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