Form 10-Q
period 2008-06-30
INTERNATIONAL LEASE FINANCE CORP
filed 2008-08-07
CIK 714311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     As of August 1, 2008, there were 45,267,723 shares of Common Stock, no par value, outstanding.
     Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash, including interest bearing accounts of $86,734 (2008) and $171,609 (2007)	$109,369	$182,772
Current income taxes	133,959	138,405
Notes receivable, net of allowance, and net investment in finance and sales-type leases	442,632	418,510
Flight equipment under operating leases	54,937,354	52,174,479
Less accumulated depreciation	11,231,198	10,376,819

	43,706,156	41,797,660
Deposits on flight equipment purchases	521,871	794,239
Lease receivables and other assets	450,274	428,836
Derivative assets, net	1,113,740	863,719
Variable interest entities assets	104,428	112,059
Deferred debt issue costs, less accumulated amortization of $125,128 (2008) and $110,017 (2007)	98,673	94,390

	$46,681,102	$44,830,590

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued interest and other payables	$519,867	$448,185
Tax benefit sharing payable to AIG	85,000	85,000
Debt financing, net of deferred debt discount of $32,898 (2008) and $32,570 (2007)	30,371,260	29,451,279
Subordinated debt	1,000,000	1,000,000
Foreign currency adjustment related to foreign currency denominated debt	1,254,365	968,600
Security deposits on aircraft, overhauls and other	1,505,658	1,455,181
Rentals received in advance	249,509	251,381
Deferred income taxes	4,326,126	4,135,137
Variable interest entities liabilities	6,408	7,048
SHAREHOLDERS’ EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B, each having 500 shares issued and outstanding	100,000	100,000
Common stock — no par value; 100,000,000 authorized shares, 45,267,723 issued and outstanding	1,053,582	1,053,582
Paid-in capital	593,981	593,455
Accumulated other comprehensive income (loss)	(112,379)	(106,219)
Retained earnings	5,727,725	5,387,961

Total shareholders’ equity	7,362,909	7,028,779

	$46,681,102	$44,830,590

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(Dollars in thousands)

	2008	2007
	(Unaudited)
REVENUES
Rental of flight equipment	$1,258,637	$1,133,056
Flight equipment marketing	28,178	2,220
Interest and other	26,299	21,993

	1,313,114	1,157,269

EXPENSES
Interest	366,419	411,070
Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	7,188	344
Effect from credit and market valuation adjustments on derivatives	11,281	—
Depreciation of flight equipment	464,617	434,169
Provision for overhauls	79,214	66,437
Flight equipment rent	4,500	4,500
Selling, general and administrative	47,685	46,192

	980,904	962,712

INCOME BEFORE INCOME TAXES	332,210	194,557
Provision for income taxes	118,147	69,180

NET INCOME	$214,063	$125,377

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Dollars in thousands)

	2008	2007
	(Unaudited)
REVENUES
Rental of flight equipment	$2,445,390	$2,202,512
Flight equipment marketing	39,147	4,817
Interest and other	43,791	40,616

	2,528,328	2,247,945

EXPENSES
Interest	746,533	792,828
Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	7,531	12,577
Effect from credit and market valuation adjustments on derivatives	51,238	—
Depreciation of flight equipment	914,238	839,701
Provision for overhauls	150,725	128,410
Flight equipment rent	9,000	9,000
Selling, general and administrative	84,868	83,375

	1,964,133	1,865,891

INCOME BEFORE INCOME TAXES	564,195	382,054
Provision for income taxes	200,630	137,518

NET INCOME	$363,565	$244,536

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(Dollars in thousands)

	2008	2007
	(Unaudited)
NET INCOME	$214,063	$125,377

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net changes in cash flow hedges, net of taxes of $(42,241) (2008) and $(14,194) (2007)	78,446	26,360
Change in unrealized appreciation on securities available for sale, net of taxes of $(42) (2008) and $(106) (2007)	79	197

	78,525	26,557

COMPREHENSIVE INCOME	$292,588	$151,934

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Dollars in thousands)

	2008	2007
	(Unaudited)
NET INCOME	$363,565	$244,536

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net changes in cash flow hedges, net of taxes of $3,160 (2008) and $(5,876) (2007)	(5,869)	10,913
Change in unrealized appreciation on securities available for sale, net of taxes of $157 (2008) and $36 (2007)	(291)	(66)

	(6,160)	10,847

COMPREHENSIVE INCOME	$357,405	$255,383

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Dollars in thousands)

	2008	2007
	(Unaudited)
OPERATING ACTIVITIES
Net income	$363,565	$244,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	914,238	839,701
Deferred income taxes	194,306	243,890
Change in fair value of derivative instruments	(259,050)	(163,199)
Foreign currency adjustment of non-US$ denominated debt	285,765	122,725
Amortization of deferred debt issue costs	15,111	15,885
Other, including foreign exchange adjustments on foreign currency denominated cash	(2,723)	483
Changes in operating assets and liabilities:
Decrease in lease receivables and other assets	1,542	40,943
Increase in accrued interest and other payables	71,363	87,195
Change in current income taxes	4,446	(139,135)
(Decrease) increase in rentals received in advance	(1,872)	33,519
Change in unamortized debt discount	(328)	(3,064)

Net cash provided by operating activities	1,586,363	1,323,479

INVESTING ACTIVITIES
Acquisition of flight equipment for operating leases	(2,758,278)	(3,880,514)
Payments for deposits and progress payments	(191,650)	(256,778)
Proceeds from disposal of flight equipment — net of gain	328,089	27,783
Advance on notes receivable	(43,854)	—
Collections on notes receivable and finance and sales-type leases — net of income amortized	13,757	21,412
Other	—	1,729

Net cash used in investing activities	(2,651,936)	(4,086,368)

FINANCING ACTIVITIES
Net change in commercial paper	123,837	1,440,177
Proceeds from debt financing	2,680,433	3,398,989
Payments in reduction of debt financing	(1,883,961)	(2,169,970)
Debt issue costs	(19,394)	(21,063)
Payment of common and preferred dividends	(28,061)	(17,710)
Increase in customer and other deposits	117,048	113,332

Net cash provided by financing activities	989,902	2,743,755

Net decrease in cash	(75,671)	(19,134)
Effect of exchange rate changes on cash	2,268	2,567
Cash at beginning of period	182,772	157,120

Cash at end of period	$109,369	$140,553

(Table continued on following page)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Dollars in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2008	2007
	(Unaudited)
Cash paid during the period for:
Interest, excluding interest capitalized of $15,095 (2008) and $19,638 (2007)	$726,895	$723,420
Income taxes, net	1,878	32,763
Non-Cash Investing and Financing Activities
2008:
$409,819 of Deposits on flight equipment purchases was applied to Acquisition of flight equipment under operating leases.
$53,788 was reclassified from Security deposits on aircraft, overhauls and other to Deposits on flight equipment purchases for concessions received from manufacturers.
Certain credits from aircraft and engine manufacturers in the amount of $9,301 reduced the basis of Flight equipment under operating leases and increased Lease receivables and other assets.
2007:
$588,258 of Deposits on flight equipment purchases was applied to Acquisition of flight equipment under operating leases.
$142,908 was reclassified from Security deposits on aircraft, overhauls and other to Deposits on flight equipment purchases for concessions received from manufacturers.
Certain credits from aircraft and engine manufacturers in the amount of $37,340 reduced the basis of Flight equipment under operating leases and increased Lease receivables and other assets.
See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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

The accompanying unaudited condensed consolidated financial statements include our accounts, accounts of all other entities in which we have a controlling financial interest, as well as accounts of variable interest entities in which we are the primary beneficiary as defined by Financial Accounting Standards Board Interpretation (“FIN”) No. 46R “Consolidation of Variable Interest Entities.” All material intercompany accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods presented have been included. Certain reclassifications have been made to the 2007 unaudited condensed consolidated financial statements to conform to the 2008 presentation. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

B.	Recent Accounting Pronouncements

SFAS 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurement but does not change existing guidance about whether an asset or liability is carried at fair value. The most significant effect of us adopting SFAS 157 was a change in the valuation methodologies for derivative instruments historically carried at fair value. The change primarily was to incorporate counterparties’ credit risk and market liquidity risk factors in the fair value measurement. ILFC adopted the standard on January 1, 2008, its required effective date. With respect to the implementation, adjustments to the market values of derivatives were applied prospectively in accordance with SFAS 157. The changes resulted in an incremental reduction of the fair value of the derivative assets and charges to income of $11.3 million and $51.2 million for the three and six months ended June 30, 2008, respectively. The change for the six months ended June 30, 2008 includes an incremental reduction and charge to income of $13.5 million at January 1, 2008. (See Note C — Fair Value Measurements and Note D — Derivative Activities for more information on fair value measurement of derivative instruments.)

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
JUNE 30, 2008
(Unaudited)
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

SFAS 160

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 requires non-controlling (formally known as minority) interests in partially owned consolidated subsidiaries to be classified on the Consolidated Balance Sheet as a separate component of consolidated shareholders’ equity. SFAS 160 also establishes accounting rules for subsequent acquisitions and sales of non-controlling interests and how non-controlling interests should be presented in the Consolidated Statement of Income. The non-controlling interests’ share of subsidiary income should be reported as a part of consolidated net income with disclosure of the attribution of consolidated net income to the controlling and non-controlling interests on the face of the Consolidated Statement of Income. SFAS 160 is effective for ILFC beginning with financial statements issued in the first quarter of 2009 and earlier application is prohibited. SFAS 160 must be adopted prospectively, except that non-controlling interests should be reclassified from liabilities to a separate component of shareholders’ equity and consolidated net income should be recast to include net income attributable to both the controlling and non-controlling interests retrospectively. We are currently assessing the impact of SFAS 160 on a prospective basis, as well as equity classification of controlling and non-controlling interests.

SFAS 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about (i) how and why we use derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”); and (iii) how derivative instruments and related hedged items affect our financial position, results of operations, and cash flows. SFAS 161 is effective for ILFC beginning with financial statements issued in the first quarter of 2009. Because SFAS 161 only requires additional disclosures about derivatives, it will have no effect on our consolidated financial position, results of operations or cash flows.

FIN 39-1

In April 2007, the FASB directed the FASB Staff to issue FASB Staff Position (“FSP”) No. FIN 39-1, “Amendment of FIN No. 39” (“FSP FIN 39-1”). FSP FIN 39-1 modifies FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” and permits companies to offset cash collateral receivables or payables against derivative instruments under certain circumstances. FSP FIN 39-1 became effective on January 1, 2008 for us. At June 30, 2008, we did not have any cash collateral receivables or payables to offset against derivative instruments.

SFAS 162

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with GAAP, but does not change current practices. This statement will become effective on the 60th day following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to remove GAAP hierarchy from the auditing standards. SFAS 162 will have no effect on our consolidated financial position, results of operations or cash flows.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008
(Unaudited)
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

Derivative Contracts

We enter into derivatives to hedge our risk exposure to currency fluctuations and interest rate fluctuations related to our debt and foreign denominated contractual lease payment receipts. (See Note D — Derivative Activities.) Our derivatives are not traded on an exchange and are inherently more difficult to value. AIG provides us the recurring valuations of our derivative instruments. AIG has established and documented a process for determining fair values. AIG’s valuation model includes a variety of observable inputs, including contractual terms, interest rates curves, foreign exchange rates, yield curves, credit curves, measure of volatility, and correlations of such inputs. Valuation adjustments may be made in the determination of fair value. These adjustments include amounts to reflect counterparty credit quality and liquidity risk. The following adjustments were added to the model as a result of the adoption of SFAS 157:
•	Credit Valuation Adjustment (“CVA”) — The CVA adjusts the valuation of derivatives to account for nonperformance risk of our counterparty with respect to all net derivative assets positions. The CVA also accounts for ILFC’s own credit risk, in the fair value measurement of all net derivative liabilities positions, when appropriate. The CVA is accounted for as either an increase or decrease to the net derivative position with the corresponding increase or decrease reflected in income.

•	Market Valuation Adjustment (“MVA”) — The MVA adjusts the valuation of derivatives to reflect the fact that ILFC is an “end-user” of derivative products. As such the valuation is adjusted to take into account the bid-offer spread (the “liquidity risk”), as ILFC is not a dealer of derivative products. The MVA is accounted for as either an increase or decrease to the net derivative position with the corresponding increase or decrease reflected in income.
The CVA and the MVA are included in the fair value measurement of our derivative instrument portfolio at June 30, 2008. The inclusion of the CVA and the MVA resulted in incremental reductions of the fair value of derivative assets with corresponding charges to income of $11.3 million and $51.2 million for the three and six months ended June 30, 2008, respectively. At January 1, 2008, when we adopted SFAS 157, the changes would have resulted in an incremental reduction and a charge to income in the amount of $13.5 million which is included in the $51.2 million adjustment for the six months ended June 30, 2008. The majority of the reduction and charge is related to the CVA. Our counterparty is AIG Financial Products Corp. (“AIGFP”) a wholly owned subsidiary of AIG with an express guarantee from AIG.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008
(Unaudited)
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
Fair Value Hierarchy

SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
•	Level 1: Fair value measurements that are quoted prices (unadjusted) in active markets. Market price data generally is obtained from exchange markets. Our actively traded listed common stocks are measured at fair value on a recurring basis and classified as level 1 inputs.

•	Level 2: Fair value measurements based on inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Our derivative assets and liabilities are measured on a recurring basis and classified as level 2.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008
(Unaudited)
•	Level 3: Fair value measurement based on valuation techniques that use significant inputs that are unobservable. These measurements include circumstances in which there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy, within which the fair value measurement in its entirety falls, is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, we consider factors specific to the asset or liability. Assets and liabilities measured at fair value on a non-recurring basis and classified as level 3 include aircraft, notes receivable, net investment in finance leases, and AVGs.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis at June 30, 2008, and indicates the level of the valuation inputs used to determine such fair value:

					Total
				Counterparty	June 30,
	Level 1	Level 2	Level 3	Netting	2008
	(Dollars in thousands)
Derivative assets	$—	$1,173,532	$—	$(59,792)	$1,113,740
Derivative liabilities	—	(59,792)	—	59,792	—

Total derivative assets, net	$—	$1,113,740	$—	$—	$1,113,740

The following table presents changes during the six months ended June 30, 2008 in derivative assets and liabilities measured at fair value on a recurring basis, together with the balances of such assets and liabilities at December 31, 2007, January 1, 2008 and June 30, 2008, and the unrealized gains or losses recorded in income during the six months ended June 30, 2008 related to these assets and liabilities that remained on the consolidated balance sheet at June 30, 2008:

(Dollars in thousands)
Derivatives:
Total fair value at December 31, 2007	$863,719
Credit value and market value adjustment of fair value recorded in income	(13,485)

Total fair value at January 1, 2008	$850,234
Change in fair value subsequent to January 1, 2008:
Effective portion recorded in other comprehensive income	277,162
Ineffective portion recorded in income	(7,919)
Credit value and market value adjustments recorded in income at June 30, 2008	(37,753)
Change in accrued interest	32,016

Total fair value at June 30, 2008	$1,113,740

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

During the three months ended June 30, 2008, based on information received and other factors, we recorded a $4.5 million charge to write down a secured note to fair value. The fair value of a secured note is classified as a Level 3 valuation. The unobservable inputs utilized in the calculation are described in our policy above.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008
(Unaudited)
D.	Derivative Activities

We use derivatives to manage exposures to interest rate and foreign currency risks and we account for derivatives in accordance with SFAS 133. At June 30, 2008, we have interest rate and currency swap agreements entered into with a related counterparty. The derivatives are subject to a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. Our derivative portfolio is recorded at fair value on our balance sheet on a net basis (see Note C — Fair Value Measurements).

We record the changes in fair value of derivatives in income or other comprehensive income (“OCI”) depending on the designation of the hedge. Where hedge accounting is not achieved pursuant to SFAS 133, the change in fair value of the derivative is recorded in income. In the second quarter of 2007, we re-designated all our derivatives as cashflow hedges. Each balance remaining in accumulated other comprehensive income (“AOCI”) at the time of re-designation is amortized over the remaining life of the underlying derivative in accordance with SFAS 133. During the three and six months ended June 30, 2008 and 2007, we recorded the following in OCI related to derivative instruments:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(Increase) decrease	2008	2007	2008	2007
	(Dollars in thousands)
Effective portion of change in fair market value of derivatives	$(277,162)	$(108,322)	$(107,774)	$(99,046)
Amortization of balances of de-designated hedges and other adjustments	426	3,672	62	(648)
Foreign exchange component of cross currency swaps credited to income	285,765	87,861	(12,975)	59,140
Income tax effect	(3,160)	5,876	42,241	14,194

Net changes in cash flow hedges, net of taxes	$5,869	$(10,913)	$(78,446)	$(26,360)

During the three and six months ended June 30, 2008, $3.0 million (net) and $10.1 million (net), respectively, were reclassified from AOCI to income when interest was paid or received on our qualifying SFAS 133 cash flow hedges. For the three and six months ended June 30, 2007, the reclassifications were $31.9 million (net) and $48.0 million (net), respectively. We estimate that within the next twelve months, we will amortize into earnings approximately $237.6 million of the pre-tax balance in AOCI under cash flow hedge accounting in connection with our program to convert debt from floating to fixed interest rates. All components of each derivative’s gain or loss were included in the assessment of ineffectiveness.

We recorded the following in income for the three and six months ended June 30, 2008 and 2007:

	Six Months Ended		Three Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(Dollars in thousands)
(Income) loss related to derivative instruments:
Changes in fair value of derivative instruments with no hedge accounting treatment under SFAS 133 (a)	$—	$(17,546)	$—	$53
Offsetting changes in fair value of foreign denominated debt related to contracts with no hedge accounting treatment under SFAS 133	—	33,572	—	(50)
Ineffectiveness of cash flow hedges	7,919	298	7,383	(307)
Reclassification of AOCI related to derivative instruments de-designated from hedges	(388)	(3,747)	(195)	648

Loss related to derivative instruments and related economically hedged items	$7,531	$12,577	$7,188	$344

(a)	In the second quarter of 2007, we re-designated four swaps for hedge accounting under SFAS 133 that were previously outstanding but did not qualify for hedge accounting treatment under SFAS 133. Subsequent to the re-designation, all derivatives qualified as hedges under SFAS 133.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008
(Unaudited)
In addition, $(12.9) million and $285.8 million of foreign currency adjustments related to foreign denominated hedged items were reclassified to OCI for the three and six months ended June 30, 2008, respectively. $59.1 million and $87.9 million were reclassified for the same periods ended June 30, 2007.

We recorded decreases (increases) in lease revenue related to derivatives for the following periods:

	Six Months Ended June 30		Three Months Ended June 30
	2008	2007	2008	2007
	(Dollars in thousands)
Income:
	$5,417	$(2,092)	$3,298	$(595)
Additionally, during the three and six months ended June 30, 2008, losses of $11.3 million and $51.2 million, respectively, were recorded in income related to CVA and MVA pursuant to the fair valuation of our derivative portfolio in compliance with the provisions of SFAS 157 (see Note C — Fair Value Measurements).

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

Our financial statements include the following amounts involving related parties:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Income Statement
Expense (income):
Allocation of corporate costs from AIG	$6,613	$6,736	$2,270	$3,090
Management services paid to subsidiaries of AIG	423	366	189	151
Management fees received	(4,902)	(4,839)	(2,449)	(2,412)

	At	At
	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Balance Sheet
Asset (liability):
Taxes benefit sharing payable to AIG	$(85,000)	$(85,000)
Accrued corporate costs payable to AIG	(2,725)	(1,495)
Accrued dividend payable to AIG	—	(4,260)
Income taxes receivable from AIG	133,959	138,405
Medium term notes	(200,000)	(200,000)
Net (payable) receivable for management fees and other	(718)	(577)
All of our derivative contracts are with AIGFP, a related party. The fair market value is disclosed separately on our Condensed Consolidated Balance Sheets. See Note D - Derivative Activities for amounts included in our Condensed Consolidated Statements of Income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Forward-Looking Statements

This quarterly report on Form 10-Q contains or incorporates statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the state of the airline industry, our access to the capital markets, our ability to restructure leases and repossess aircraft, the structure of our leases, regulatory matters pertaining to compliance with governmental regulations and other factors affecting our financial condition or results of operations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and “should” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of us or industry to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others, the risk factors described and referred to in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview and Industry Condition,” “Quantitative and Qualitative Disclosures about Market Risk” and “Part II — Item 1A. Risk Factors,” in this Form 10-Q and in the section titled “Part I — Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, and general industry economic and business conditions, which will, among other things, affect demand for aircraft, availability and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives, and environmental and safety requirements. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

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

As of June 30, 2008, we owned 947 aircraft, had nine additional aircraft in the fleet classified as finance and sales-type leases, and provided fleet management services for 99 aircraft. We have contracted with Airbus and Boeing to buy 179 new aircraft for delivery through 2019 with an estimated purchase price of $17.6 billion, 18 of which will deliver during the remainder of 2008. We anticipate financing the purchases through a combination of operating cash flows and debt. Proceeds from borrowings decreased for the six months ended June 30, 2008 compared to the same period in 2007. We expect a further decline in our future need for borrowings on an annual basis due to the continuing decrease in our annual aircraft purchases, coupled with the expected revenues generated from the existing fleet.

Since August 2007, disruption in the global credit markets coupled with the re-pricing of credit risk has created difficult conditions in the financial markets. These conditions have resulted in greater volatility, less liquidity, and widening of credit spreads. It is difficult to predict how long these conditions will exist and the extent to which our credit spreads will continue to be affected, potentially making some of our term-borrowings more expensive. We have, however, seen a decrease in our composite interest rate during the six-month period ended June 30, 2008, driven primarily by a decrease in short-term interest rates.

Our sources of revenue are principally from scheduled and charter airlines and companies associated with the airline industry. The airline industry is cyclical, economically sensitive, and highly competitive. Airlines and related companies may be affected by fuel prices and shortages, political or economic instability, terrorist activities, changes in national policy, competitive pressures, labor actions, pilot shortages, insurance costs, recessions, and other political or economic events adversely affecting world or regional trading markets. Our customers’ ability to react to and cope with the volatile competitive environment in which they operate, as well as our own competitive environment, will affect our revenues and income.

Improvements seen in worldwide airline industry performance over the past few years and the resulting increase in demand for our aircraft are having a positive effect on our financial results. However, we are currently seeing financial stress to varying degrees across the airline industry largely precipitated by record-high fuel costs, tightening of the credit markets, and generally worsening economic conditions. This financial stress is causing a slow-down in the airline industry which will likely have a negative impact on future lease rates and could begin to influence our future results, as some airlines may approach us to renegotiate transactions. In the United States in particular, we have seen airlines cancel routes, eliminate jobs, and retire aircraft in an attempt to reduce capacity. Four of our customers in the United States have to date this year filed for bankruptcy protection: ATA Airlines (“ATA”) (ten owned and two managed aircraft), Frontier Airlines (five owned aircraft), Eos Airlines (“Eos”) (three owned aircraft), and Aloha Airlines (one owned aircraft). As of June 30, 2008, Frontier Airlines continues to operate and continues to lease five aircraft from us. ATA, Eos and Aloha Airlines ceased operations during the period ended June 30, 2008, and returned to us the 14 aircraft we own and the two we manage. As of July 31, 2008, we had placed all of these 16 aircraft with other airlines. We recorded a charge for $13.1 million for rent adjustments related to ATA for the six-month period ended June 30, 2008 and we did not earn $9.4 million of lease revenue related to the 14 aircraft we own and which were previously operated by ATA, Eos and Aloha Airlines. Another U.S. operator, Skybus Airlines, filed for bankruptcy protection and ceased operations during the period ended June 30, 2008. We had signed follow-on leases with Skybus for two used aircraft, owned by us and scheduled for delivery subsequent to their bankruptcy filing. As of July 31, 2008, we had leased the two aircraft to a foreign airline.

Subsequent to June 30, 2008, another customer of ours, TradeWinds Airlines, Inc. (“TradeWinds”), an all cargo carrier (one owned aircraft), filed for bankruptcy protection. The aircraft lease was rejected on July 29, 2008. We will have to remarket this aircraft.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
We derive approximately 90% of our revenues from airlines outside of the United States. A key factor in our success has been a concentrated effort to maximize our lease placements in regions where the airline industry is performing better on a relative scale, such as in the Middle East, Russia and Eastern Europe, and parts of Asia, Western Europe, and South America and to minimize placements in regions that are under stress. At July 31, 2008, we have signed leases for all our new aircraft deliveries through the end of 2009. Furthermore, our contractual purchase commitments for future new aircraft deliveries from 2010 to 2019 are at historic lows. For these reasons, we believe we are well positioned not only for an industry downturn, but to reap benefits from any opportunities a down market may present.

We have ordered 74 787s from Boeing with the first aircraft now scheduled to deliver in November 2011. Boeing has made several announcements concerning the delays in the deliveries of the 787s. Boeing has informed us that our 787 deliveries may be delayed by approximately 19 to 30 months with an average delay of 27 months per aircraft and span across our entire order, with the original contracted deliveries running from January 2010 through 2017. We are unable to assess whether these delays will have any significant impact on our operations for any future period.

Income before income taxes for the three and six month periods ended June 30, 2008 increased compared to the same periods in 2007. The increases resulted from (i) a net increase in the size of our fleet by 53 aircraft from July 1, 2007 to June 30, 2008; (ii) an increase in lease rates for aircraft that have returned and been delivered to new lessees; (iii) an increase in gains related to sales of flight equipment; and (iv) a decrease in interest expense, due to our lower composite interest rate.

On January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on how to determine fair market value. As a result, we changed the methodology used to calculate the fair value of our derivative instruments. As few classes of derivative contracts are listed on an exchange, all our derivative positions were valued using internally developed models that use as their basis observable market parameters. The major change in our methodology to measure fair value of derivatives was the incorporation of a credit valuation adjustment (“CVA”) and a market valuation adjustment (“MVA”). The CVA adjusts the valuation to account for nonperformance risk of our counterparty and the MVA takes into account the bid-offer spread (liquidity risk). Prior to January 1, 2008, no CVA or MVA was included in the fair market value of our derivatives. At June 30, 2008, we were in a net derivative asset position and the CVA and MVA reduced the value of the derivative assets. The adjustments resulted in a charge from the widening of our counterparty’s credit default spreads in the amount of $13.5 million at January 1, 2008 and an additional charge of $37.7 million during the period, aggregating a $51.2 million charge in the six-month period ended June 30, 2008. In the past nine months, financial markets and credit default swap spreads, which were used to calculate the credit risk, have behaved erratically. Other types of models or analysis could result in materially different estimates. For example, a third-party analysis provided to us, which uses different credit and market value inputs, estimated the potential total CVA and MVA adjustments for the six months ended June 30, 2008 at approximately $12.4 million.

Included in our derivative portfolio are derivative instruments hedging €2.85 billion and £300 million of debt financings previously issued, of which €1.25 billion will mature in the fourth quarter of 2008. We do not anticipate exiting these derivatives prior to maturity. In addition, these derivatives are with a non-subsidiary affiliate that is rated AA- by Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. (“S&P), Aa3 by Moody’s Investors Service, Inc. (“Moody’s”), and AA- Fitch Ratings, Inc (“Fitch”), due to credit support from American International Group, Inc. (“AIG”), its parent. See Notes C and D of Notes to Condensed Consolidated Financial Statements for more information on derivative activities.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on- going basis, we evaluate the estimates and judgments, including those related to revenue, depreciation,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
overhaul reserves, and contingencies. The estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

We believe that the following critical accounting policies can have a significant impact on our results of operations, financial position and financial statement disclosures, and may require subjective and complex estimates and judgments.

Fair Value Measurements: We measure the fair value of financial instruments in accordance with SFAS 157, on a recurring basis. Based on SFAS 157, fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of pricing observability. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments traded in other-than-active markets or that do not have quoted prices have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and general market conditions. We measure the fair value of derivative assets and liabilities on a recurring basis. Our derivatives are not traded on an exchange and are inherently more difficult to value. AIG provides us the recurring valuations of our derivative instruments. AIG has established and documented a process for determining fair values. AIG’s valuation model includes a variety of observable inputs, including contractual terms, interest rate curves, foreign exchange rates, yield curves, credit curves, measures of volatility, and correlations of such inputs. Valuation adjustments may be made in the determination of fair value. These adjustments include amounts to reflect counterparty credit quality and liquidity risk and are recorded in income.

We also measure the fair value of certain assets and liabilities on a non-recurring basis, when GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable. These assets include aircraft and notes receivable. Liabilities include asset value guarantees, loan guarantees and put options, all related to aircraft (“AVGs”). We principally use the income approach to measure the fair value of these assets and liabilities, when appropriate. The income approach is based on the present value of cash flows from contractual lease agreements and projected future lease payments, including contingent rentals, net of expenses, which extend to the end of the aircraft’s economic life in its highest and best use configuration, as well as a disposition value based on expectations of market participants.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Financial Condition

We borrow funds to purchase new and used flight equipment, including funds for progress payments during aircraft construction, and to pay off maturing debt obligations. These funds are borrowed principally on an unsecured basis from various sources. During the six months ended June 30, 2008, we borrowed $2.7 billion (excluding commercial paper) and $1.6 billion was provided by operating activities. As of June 30, 2008, we have committed to purchase 179 new aircraft from Airbus and Boeing at an estimated aggregate purchase price of $17.6 billion for delivery through 2019. We currently expect to fund expenditures for aircraft and to meet liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements. Our borrowing strategy will, over time, result in approximately 15% of our debt, excluding commercial paper, maturing in any one year. Management continues to explore new funding sources and ways to diversify our investor base.

Our debt financing was comprised of the following at the following dates:

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Public bonds and medium-term notes	$22,075,684	$21,360,020
Bank and other term debt	3,706,082	3,625,274
Subordinated debt	1,000,000	1,000,000

Total public debt, bank debt and subordinated debt	26,781,766	25,985,294
Commercial paper	4,622,392	4,498,555
Less: Deferred debt discount	(32,898)	(32,570)

Total debt financing	$31,371,260	$30,451,279

Selected interest rates and ratios which include the economic effect of derivative instruments:
Composite interest rate	4.74%	5.16%
Percentage of total debt at fixed rates	74.24%	73.84%
Composite interest rate on fixed rate debt	5.30%	5.17%
Bank prime rate	5.00%	7.25%
The above amounts represent the anticipated settlement of our currently outstanding debt obligations. Certain adjustments required to present currently outstanding economically hedged debt obligations have been recorded and presented separately on the balance sheet, including adjustments related to foreign currency hedging and interest rate hedging activities. We have eliminated the currency exposure arising from foreign currency denominated notes by economically hedging the notes through swaps. Foreign currency denominated debt is translated into US dollars using exchange rates as of each balance sheet date. The foreign exchange adjustment for the foreign currency denominated debt economically hedged with derivative contracts was $1.3 billion at June 30, 2008, and $1.0 billion at December 31, 2007. Composite interest rates and percentages of total debt at fixed rates reflect the effect of derivative instruments. Our lower composite interest rate at June 30, 2008, compared to December 31, 2007, is driven by a decrease in short-term interest rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Public Debt (Exclusive of the Commercial Paper Program)
          The interest on most of our public debt is effectively fixed for the terms of the notes. We have the ability to borrow under various public debt financing arrangements as follows:

	Maximum	Sold as of	Sold as of	Sold as of
	Offering	December 31, 2007	June 30, 2008	July 31, 2008
	(Dollars in millions)
Registration statement dated August 16, 2006 (including $10.0 billion Medium-Term Note Program and $1.0 billion Retail Medium-Term Note Program)	Unlimited(a)	$4,650	$6,796	$6,857

Registration statement dated November 22, 2002 (including $2.88 billion Medium-Term Note Program and $1.0 billion Retail Medium-Term Note Program)	$6,080 (b)	5,922	6,080	6,080

Euro Medium-Term Note Programme dated September 2006 (c)(d)	7,000	3,832	3,832	3,832

(a)	Includes $645 million, which was incorporated into the registration statement from a prior registration statement. As a result of the Company’s Well Known Seasoned Issuer (“WKSI”) status, we have an unlimited amount of debt securities registered for sale.

(b)	Includes $1.08 billion, which was incorporated into the registration statement from a prior registration statement, increasing the maximum offering from $5.0 billion to $6.08 billion.

(c)	We have economically hedged the foreign currency risk of the notes through derivatives.

(d)	This is a perpetual program. As a bond matures, the principal amount becomes available for new issuances under the program.
Bank Term Debt

In January 1999, we entered into an Export Credit Facility for up to a maximum of $4.3 billion for aircraft delivered through 2001. The facility was used to fund 85% of each aircraft’s purchase price. This facility is guaranteed by various European Export Credit Agencies. We financed 62 aircraft using $2.8 billion under this facility over ten years with interest rates from 5.753% to 5.898%. We have collateralized the debt by a pledge of the shares of a subsidiary, which holds title to the aircraft financed under the facility. At June 30, 2008, $504 million was outstanding under the facility and the net book value of the related aircraft was $2.4 billion.

We have an Export Credit Facility for up to a maximum of $3.64 billion for Airbus aircraft originally to be delivered through May 31, 2008. During the three-month period ended June 30, 2008, we extended this facility through May 31, 2009. The facility is used to fund 85% of each aircraft’s purchase price. This facility becomes available as the various European Export Credit Agencies provide their guarantees for aircraft based on a six-month forward-looking calendar. The financing is for a ten-year fully amortizing loan per aircraft at an interest rate determined through a bid process. We have collateralized the debt by a pledge of the shares of a subsidiary, which holds title to the aircraft financed under this facility. As of June 30, 2008, we had financed 40 aircraft using $2.75 billion under this facility and $2.1 billion was outstanding. The interest rates are either LIBOR based with spreads ranging from 0.01% to 0.28% or fixed rates ranging from 4.2% to 4.7%. The net book value of the related aircraft was $2.9 billion at June 30, 2008.

From time to time, we enter into funded bank financing arrangements. As of June 30, 2008, we had a total of $1.1 billion outstanding, which have varying maturities through February 2012. The interest rates are LIBOR based with spreads ranging from 0.300% to 1.625%.

Subordinated Debt

In December 2005, we entered into two tranches of subordinated debt totaling $1.0 billion. Both mature on December 21, 2065, but each tranche has a different call option. The $600 million tranche has a call date of December 21, 2010, and the $400 million tranche has a call date of December 21, 2015. The tranche with the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
2010 call date has a fixed interest rate of 5.90% for the first five years, and the tranche with the 2015 call date has a fixed interest rate of 6.25% for the first ten years. Each tranche has an interest rate adjustment if the call option for that tranche is not exercised. The new interest rate would be a floating rate, reset quarterly, based on the initial credit spread of 1.55% and 1.80%, respectively, plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury.
Commercial Paper
     We have a $6.0 billion Commercial Paper Program. Under this program, we may borrow in minimum increments of $100,000 for periods from one day to 270 days. Although it is our intention to only sell commercial paper to a maximum amount of 75% of the total amount of our backup facilities, from time to time we issue commercial paper over this limit. In all cases, however, the maximum commercial paper outstanding will be less than our backup facilities (see Bank Commitments). The weighted average interest rate of our commercial paper outstanding was 2.94% at June 30, 2008, and 4.63% at December 31, 2007.
Bank Commitments
     As of June 30, 2008, we had committed unsecured revolving credit facilities with an original group of 35 banks aggregating $6.5 billion, consisting of a $2.0 billion five-year tranche that expires in October 2009, a $2.0 billion five-year tranche that expires in October 2010, and a $2.5 billion five-year tranche that expires in October 2011. These revolving credit facilities provide for interest rates that vary according to the pricing option in effect at the time of borrowing. Pricing options include prime, a range from 0.25% over LIBOR to 1.85% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The credit facilities are subject to facility fees, currently 0.11% of amounts available. The fees are based on our current credit ratings and will fluctuate in the event of a rating change. These facilities are available for our maturing debt and other obligations. We may replace or extend these credit facilities on or prior to their expiration dates, as needed. At June 30, 2008, we had not drawn on our revolving loans and lines of credit.
Derivatives
     In the normal course of business, we employ a variety of derivative products to manage our exposure to interest rates risks and foreign currency risks. We enter into derivative transactions only to economically hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements and currency swap agreements. At June 30, 2008, we had interest rate derivative contracts and foreign exchange derivative contracts that we accounted for as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS 133”). We had four foreign exchange derivative contracts that did not qualify for hedge accounting under SFAS 133 at March 31, 2007. At the beginning of the second quarter of 2007, we redesignated those contracts and at June 30, 2008, all our derivative contracts were accounted for as cash flow hedges, as defined by SFAS 133.
     When interest rate and foreign currency swaps are effective as cash flow hedges under the technical requirements of SFAS 133, they offset the variability of expected future cash flows, both economically and for financial reporting purposes. We have historically used such instruments to effectively mitigate foreign currency and interest rate risks. The effect of our ability to apply hedge accounting for the swaps is that changes in their fair values are recorded in other comprehensive income instead of in earnings for each reporting period. As a result, reported net income was not directly influenced by changes in fair value adjustments related to interest rates and currency rates for the three and six month periods ended June 30, 2008.
     The counterparty to our derivative instruments is AIG Financial Products Corp. (“AIGFP”), a related party. The derivatives are subject to a bilateral security agreement which, in certain circumstances, may allow one party to the agreement to require the second party to the agreement to provide collateral. The derivatives are also subject to a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. Failure of the instruments or counterparty to perform under the derivative contracts would have a material impact on our results of operations. As a result of adopting SFAS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
157, we recorded in income adjustments related to counterparty credit risk and liquidity risk aggregating $11.3 million and $51.2 million for the three and six months ended June 30, 2008, respectively.
Credit Market Environment
     Since August 2007, disruption in the global credit markets coupled with the re-pricing of credit risk has created difficult conditions in the financial markets. These conditions have resulted in greater volatility, less liquidity and the widening of credit spreads. It is difficult to predict how long these conditions will exist and how our credit spreads will continue to be affected, potentially making some of our term-borrowings more expensive. We have, however, seen a decrease in our composite interest rate during the six-month period ended June 30, 2008, driven by a decrease in short-term interest rates.
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
     While neither AIG, nor any of its subsidiaries, is a co-obligor or guarantor of our debt securities, circumstances affecting AIG can have an impact on us. For example, concurrent with recent ratings actions on AIG taken by S&P, Moody’s, and Fitch, rating actions were taken on us, as well, in May 2008.
     The following table summarizes our current ratings and outlook by the respective nationally recognized rating agencies as of June 30, 2008.

Rating Agency	Short-term Debt	Long-term Debt	Outlook	Date of Last Action
Fitch	F1	A	Stable	May 22, 2008
Moody’s	P-1	A1	Negative	May 22, 2008
S&P	A-1	A+	Negative	May 21, 2008
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
     Proceeds from borrowings decreased for the six months ended June 30, 2008 compared to the same period in 2007. We expect a further decline in our future need for borrowings on an annual basis due to the continuing decrease in our annual aircraft purchases coupled with the expected revenues generated from the existing fleet.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     The following summarizes our contractual obligations at June 30, 2008:
Existing Commitments

	Commitments Due by Fiscal Year
	Total	2008	2009	2010	2011	2012	Thereafter
	(Dollars in thousands)
Public and Bank Term Debt	$25,781,766	$2,766,010	$4,142,886	$4,392,948	$4,835,760	$4,165,094	$5,479,068

Commercial Paper	4,622,392	4,617,392	5,000	—	—	—	—

Subordinated Debt	1,000,000	—	—	—	—	—	1,000,000

Interest Payments on Debt Outstanding (a)(b)	7,366,927	676,782	1,139,148	925,510	685,763	437,623	3,502,101

Operating Leases (c)	82,559	4,668	10,690	11,407	11,870	12,352	31,572

Pension Obligations (d)	3,065	432	467	507	547	553	559

Tax Benefit Sharing Agreement Due to AIG	85,000	—	85,000	—	—	—	—

Purchase Commitments	17,565,900	1,017,700	2,625,300	231,000	349,600	1,047,700	12,294,600

Total	$56,507,609	$9,082,984	$8,008,491	$5,561,372	$5,883,540	$5,663,322	$22,307,900

     Contingent Commitments

	Contingency Expiration by Fiscal Year
	Total	2008	2009	2010	2011	2012	Thereafter
	(Dollars in thousands)
AVGs (e)	$559,652	$—	$—	$—	$27,841	$78,950	$452,861

Lines of Credit	50,000	—	—	—	50,000	—	—

Total (f)	$609,652	$—	$—	$—	$77,841	$78,950	$452,861

(a)	Future interest payments on floating rate debt are estimated using floating interest rate in effect at June 30, 2008.

(b)	Includes the effect of interest rate and foreign currency derivative instruments.

(c)	Excludes fully defeased aircraft sale-lease back transactions.

(d)	Our pension obligations are part of intercompany expenses, which AIG allocates to us on an annual basis. The amount is an estimate of such allocation. The column “2008” consists of total estimated allocations for 2008 and the column “Thereafter” consists of the 2013 estimated allocation. The amount allocated has not been material to date.

(e)	From time to time, we participate with airlines, banks and other financial institutions to assist in financing aircraft by providing asset guarantees, put options, or loan guarantees collateralized by aircraft. As a result, should we be called upon to fulfill our obligations, we would have recourse to the value of the underlying aircraft.

(f)	Excluded from total contingent commitments are $87.2 million of uncertain tax liabilities. The amounts are included in Current taxes on our 2008 Condensed Consolidated Balance Sheet. The future cash flows to these liabilities are uncertain and we are unable to make reasonable estimates of the outflows.

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
Results of Operations - Three months ended June 30, 2008 versus 2007.
     Revenues from rentals of flight equipment increased 11.1% to $1,258.6 million in 2008 from $1,133.1 million in 2007. The number of aircraft in our fleet increased to 947 at June 30, 2008, compared to 894 at June 30, 2007. Revenues from rentals of flight equipment increased (i) $106.2 million due to the addition of aircraft to our fleet that earned revenue during the entire period, or part thereof, for the three months ended June 30, 2008 compared to no or partial earned revenue for the same period in 2007; (ii) $25.1 million due to an increase in the number of leases which include overhaul provisions, resulting in an increase in the aggregate number of hours flown on which we collect overhaul revenue; and (iii) a $15.4 million increase related to aircraft in our fleet during both periods that were redelivered or had lease rate changes during the twelve months ended June 30, 2008.
     The increases were partially offset by (i) a $9.4 million decrease in lease revenue related to aircraft returned early by airlines that filed for bankruptcy protection during 2008 which earned revenue for only part of the period; and (ii) a $11.8 million decrease related to aircraft in service during the three months ended June 30, 2007, and sold prior to June 30, 2008.
     One aircraft in our fleet was not subject to a signed lease agreement or a signed letter of intent at June 30, 2008, but has subsequently been leased.
     In addition to leasing operations, we engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment on a principal and commission basis. Revenues from flight equipment marketing increased to $28.2 million in 2008 compared to $2.2 million in 2007. We sold six aircraft and one engine during the three months ended June 30, 2008, compared to no aircraft or engine sold during the same period in 2007.
     Interest and other revenue increased to $26.3 million in 2008 compared to $22.0 million in 2007 due to $7.7 million of bankruptcy settlements related to lessees who had previously filed for bankruptcy protection. The increase was offset by (i) a $3.3 million decrease in lease related fees and (ii) other minor aggregate decreases of $0.1 million.
     Interest expense decreased to $366.4 million in 2008 compared to $411.1 million in 2007 as a result of a decrease in interest rates. This savings was partially offset by a minor increase in average debt outstanding (excluding the effect of debt discount and foreign exchange adjustments), primarily borrowed to finance aircraft acquisitions, to $31.2 billion in 2008 compared to $30.8 billion in 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     Our composite borrowing rates in the second quarters of 2008 and 2007, which include the effect of derivatives, were as follows:

	2008	2007	Decrease
Beginning of Quarter	4.79%	5.23%	0.44%

End of Quarter	4.74%	5.27%	0.53%

Average	4.77%	5.25%	0.48%
     We recorded a $7.2 million charge primarily related to ineffectiveness of derivatives designated as cash flow hedges for the three months ended June 30, 2008, compared to a $0.3 million charge for the same period in 2007.
     On January 1, 2008, we adopted SFAS 157. As a result, we recorded an $11.3 million charge relating to incorporation of counterparty credit risk and liquidity risk in the calculation of fair value of our derivative instruments for the three month period ended June 30, 2008 (see Notes B and C of Notes to Condensed Consolidated Financial Statements).
     Depreciation of flight equipment increased 7.0% to $464.6 million in 2008 compared to $434.2 million in 2007 due to the increased cost of the fleet.
     Provision for overhauls increased to $79.2 million in 2008 compared to $66.4 million in 2007 due to an increase in the aggregate number of hours flown, on which we collect overhaul revenue, which results in an increase in the estimated future reimbursements.
     Flight equipment rent expense relates to two sale-leaseback transactions.
     Selling, general and administrative expenses increased to $47.7 million in 2008 compared to $46.2 million in 2007 due to (i) a write-down of a note receivable in the amount of $4.5 million and (ii) a $2.9 million increase in operating expenses to support our growing fleet. The increase was offset by (i) a $3.9 million charge taken in 2007 related to a joint venture aircraft that did not reoccur in 2008 and (ii) other minor net decreases aggregating $2.0 million.
     We typically contract to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term, we have generally been able to re-lease aircraft within two to six months of their return. We have not recognized any impairment charges related to our fleet, as we have been able to re-lease aircraft without diminution in lease rates to an extent that would warrant an impairment write-down.
     Our effective tax rate for the quarters ended June 30, 2008 and 2007, remained relatively constant at 35.6%. Our effective tax rate continues to be impacted by minor permanent items and interest accrued on uncertain tax positions and prior period audit adjustments arising from tax examinations by the Internal Revenue Service. Our reserve for uncertain tax positions increased by $12.1 million due to the continued uncertainty of tax benefits related to the Foreign Sales Corporation and Extraterritorial Income regimes, the benefits of which, if realized, would have a significant impact on our effective tax rate.
     Other comprehensive income increased to $78.5 million in 2008 compared to $26.6 million in 2007. The increase was primarily due to changes in the market value on derivatives qualifying for and designated as cash flow hedges under SFAS 133, net of the reclassification of the foreign exchange component of cross currency swaps credited to income.
Results of Operations - Six months ended June 30, 2008 versus 2007.
     Revenues from rentals of flight equipment increased 11.0% to $2,445.4 million in 2008 from $2,202.5 million in 2007. The number of aircraft in our fleet increased to 947 at June 30, 2008, compared to 894 at June 30, 2007. Revenues from rentals of flight equipment increased (i) $223.0 million due to the addition of aircraft to our fleet that earned revenue during the entire six-month period ended June 30, 2008, or part thereof, compared to no or partial earned revenue for the same period in 2007; (ii) $41.3 million due to an increase in the number of leases which include overhaul provisions, resulting in an increase in the aggregate number of hours flown on which we collect overhaul revenue; and (iii) a $19.3 million increase related to aircraft in our

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
fleet during both periods that were redelivered or had lease rate changes during the twelve months ended June 30, 2008.
     The increases were partially offset by (i) a $13.1 million charge related to the early termination of ten ATA lease agreements; (ii) a $9.4 million decrease in Lease revenue related to aircraft returned early by airlines that filed for bankruptcy protection during the six-month period ended June 30, 2008, which earned revenue for only part of the period; and (iii) a $18.2 million decrease related to aircraft in service during the period ended June 30, 2007, and sold prior to June 30, 2008.
     One aircraft in our fleet was not subject to a signed lease agreement or a signed letter of intent at June 30, 2008, but has subsequently been leased.
     In addition to leasing operations, we engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment on a principal and commission basis. Revenues from flight equipment marketing increased to $39.1 million in 2008 compared to $4.8 million in 2007. We sold eight aircraft and one engine during the six months ended June 30, 2008, compared to one aircraft and no engine during the same period in 2007.
     Interest and other revenue increased to $43.8 million in 2008 compared to $40.6 million in 2007 due to $7.7 million of bankruptcy settlements related to lessees who had previously filed for bankruptcy protection. The increase was offset by (i) a $1.4 million decrease in interest income on notes receivables and finance leases resulting from a decrease in interest rates, offset by an increase in the notes receivable balance; (ii) a $1.3 million decrease in foreign exchange gains; (iii) a $0.8 million decrease in management fees; (iv) a $0.7 million decrease in VIE expenses; and (v) other minor aggregate decreases of $0.3 million.
     Interest expense decreased to $746.5 million in 2008 compared to $792.8 million in 2007 as a result of a decrease in interest rates. This savings was partially offset by a minor increase in average debt outstanding (excluding the effect of debt discount and foreign exchange adjustments), primarily borrowed to finance aircraft acquisitions, to $30.9 billion in 2008 compared to $30.2 billion in 2007.
     Our composite borrowing rates for the six months ended June 30, 2008 and 2007, which include the effect of derivatives, were as follows:

	2008	2007	Decrease
Beginning of Six Months	5.16%	5.24%	0.08%

End of Six Months	4.74%	5.27%	0.53%

Average	4.95%	5.26%	0.31%
     We recorded a $7.5 million charge primarily related to ineffectiveness of derivatives designated as cash flow hedges for the six months ended June 30, 2008, compared to a $12.6 million net charge for the same period in 2007. The net charge for the six-month period ended June 30, 2007 consisted of derivative gains of $21.0 million and foreign exchange losses of $33.6 million. We began applying hedge accounting for all our swap contracts at the beginning of the second quarter of 2007. At June 30, 2008, all of our contracts qualified for hedge accounting treatment (see Note D of Notes to Condensed Consolidated Financial Statements).
     On January 1, 2008, we adopted SFAS 157. As a result, we recorded a $51.2 million charge relating to incorporation of counterparty credit risk and liquidity risk in the calculation of fair value of our derivative instruments for the six months ended June 30, 2008 (see Notes B and C of Notes to Condensed Consolidated Financial Statements). The charge resulted from the increase of our counterparty’s credit default spreads in the amount of $13.5 million at January 1, 2008 and an additional charge of $37.7 million during the six month period ended June 30, 2008.
     Depreciation of flight equipment increased 8.9% to $914.2 million in 2008 compared to $839.7 million in 2007 due to the increased cost of the fleet.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     Provision for overhauls increased to $150.7 million in 2008 compared to $128.4 million in 2007 due to an increase in the aggregate number of hours flown, on which we collect overhaul revenue, which results in an increase in the estimated future reimbursements.
     Flight equipment rent expense relates to two sale-leaseback transactions.
     Selling, general and administrative expenses increased to $84.9 million in 2008 compared to $83.4 million in 2007 due to (i) a write-down of a note receivable in the amount of $4.5 million and (ii) a $1.8 million increase in operating expenses to support our growing fleet. The increase was offset by (i) a $3.9 million charge taken in 2007 related to a joint venture aircraft that did not reoccur in 2008 and (ii) other minor net decreases aggregating $0.9 million.
     We typically contract to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term, we have generally been able to re-lease aircraft within two to six months of their return. We have not recognized any impairment charges related to our fleet, as we have been able to re-lease aircraft without diminution in lease rates to an extent that would warrant an impairment write-down.
     Our effective tax rate for the six months ended June 30, 2008, decreased slightly to 35.6% from 36.0% in 2007 due to one-time permanent adjustments recorded in 2007. Our effective tax rate continues to be impacted by minor permanent items and interest accrued on uncertain tax positions and prior period audit adjustments. Our reserve for uncertain tax positions increased by $27.1 million due to the continued uncertainty of tax benefits related to the Foreign Sales Corporation and Extraterritorial Income regimes, the benefits of which, if realized, would have a significant impact on our effective tax rate.
     Other comprehensive loss was $6.2 million in 2008 compared to Other comprehensive income of $10.8 million in 2007. The change was primarily due to changes in the market value on derivatives qualifying for and designated as cash flow hedges under SFAS 133, net of the reclassification of the foreign exchange component of cross currency swaps credited to income.

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
     We calculate the VaR with respect to the net fair value by using historical scenarios. This methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical information for interest rates and foreign exchange rates were used to construct the historical scenarios at June 30, 2008, and December 31, 2007. For each scenario, each financial instrument is re-priced. Scenario values for us are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum adverse deviation in net fair value incurred under these scenarios with 95% confidence (i.e. only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period is assumed in computing the VaR figure. The table below presents the average, high and low VaRs on a combined basis and of each component of market risk for us for the periods ended June 30, 2008 and December 31, 2007. The decrease in the VaR is due to an increase in lease revenue and a decrease in the U.S. Dollar yields and yield volatilities.

	ILFC Market Risk
	Six months Ended			Year Ended
	June 30, 2008			December 31, 2007
			(Dollars in millions)
	Average	High	Low	Average	High	Low
Combined	$42.7	$53.6	$36.1	$70.0	$102.3	$38.5

Interest Rate	43.0	53.8	36.5	69.9	102.2	38.8

Currency	0.8	0.9	0.7	0.9	1.2	0.7

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
We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a — 15(e) and 15d — 15(e) of the Securities Exchange Act of 1934 as of June 30, 2008. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2008.
Variable Interest Entities
At June 30, 2008, our Condensed Consolidated Balance Sheet included assets and liabilities of $104.4 million and $6.4 million, respectively, related to Variable Interest Entities (“VIEs”). At December 31, 2007, the balances were $112.1 million and $7.0 million. In addition, we recorded a net loss of $1.5 million and a net loss of $2.0 million for the six months ended June 30, 2008 and 2007, respectively, related to those VIEs. Our assessment of disclosure controls and procedures, as described above, includes the Variable Interest Entities. Each of the VIEs has a discrete number of assets and we, as lender and guarantor to the VIEs, have been provided sufficient information to conclude that our procedures with respect to these VIEs are effective in providing reasonable assurance that the information required to be disclosed by us relating to these entities is reconciled, processed, summarized and reported within the periods specified by the Securities and Exchange Commission. However, management has been unable to assess the effectiveness of internal controls at those entities due to our inability to dictate or modify the control over financial reporting of those entities, or to assess those controls.
(B)	Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the six months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In connection with the January 3, 2004 crash of our 737-300 aircraft on lease to Flash Airlines in Egypt, lawsuits were initially filed by the families of 122 of the 148 victims on the flight against us, Boeing, Honeywell International, Inc., and Parker-Hannifin Corporation in U.S. federal court in California and by the families of 2 of the victims against ILFC in U.S. federal court in Arkansas. Both cases in the U.S. were dismissed on the basis of forum non conveniens and refiled in the Courts of First Instance in France. These plaintiffs also sued Flash Airlines and its insurer in the same French court. As to the French case against the U.S. defendants involving 122 of the victims, on March 6, 2008 the Paris Appellate Court found that the particular Court of First Instance in France did not have jurisdiction over the U.S. defendants. This Paris appellate court decision is being appealed by the defendants to the French supreme court. In the meantime, however, the cases may be refiled against the U.S. defendants in California. We believe we are adequately covered in all these cases by the liability insurance policies carried by Flash Airlines and we have substantial defenses to the actions. We do not believe the outcome of these lawsuits will have a material effect on our consolidated financial condition, results of operations, or cash flows.
ITEM 1A. RISK FACTORS
Our business is subject to numerous risks and uncertainties, as described below and in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview and Industry Condition” and “Quantitative and Qualitative Disclosures about Market Risk.”
We operate as a supplier and financier to airlines. The risks affecting our airline customers are generally out of our control and impact our customers to varying degrees. As a result, we are indirectly impacted by all the risks facing airlines today. Our customers’ ability to compete effectively in the market place and manage these risks has a direct impact on us and our operating results.
Risks directly or indirectly affecting our business include:
•	Overall Airline Industry Risk

➢ Demand for air travel	➢ Geopolitical events

➢ Competition between carriers	➢ Security, terrorism and war

➢ Fuel prices and availability	➢ Worldwide health concerns

➢ Labor costs and stoppages	➢ Equity and borrowing capacity

➢ Maintenance costs	➢ Environmental concerns

➢ Employee labor contracts	➢ Government regulation

➢ Air traffic control infrastructure constraints	➢ Interest rates

➢ Airport access	➢ Overcapacity

➢ Insurance costs and coverage	➢ Natural disasters
•	Airframe, Engine and Other Manufacturer Risk

•	Borrowing Risks
➢	Liquidity

➢	Interest rate risk

PART II. OTHER INFORMATION (CONTINUED)
•	Other Risks
➢	Residual value

➢	Obsolescence

➢	Credit risk

➢	Key personnel

➢	Foreign currency exchange rate risk

➢	Relationship with AIG

➢	Accounting pronouncements
For a detailed discussion of risk factors affecting us, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 6. EXHIBITS
a)	Exhibits
3.1	Restated Articles of Incorporation of the Company, as amended through December 9, 1992, filed November 3, 1993 (filed as an exhibit to Registration Statement No. 33-50913 and incorporated herein by reference).

3.2	Certificate of Determination of Preferences of Series A Market Auction Preferred Stock (filed December 9, 1992 as an exhibit to Registration Statement No. 33-54294 and incorporated herein by reference).

3.3	Certificate of Determination of Preferences of Series B Market Auction Preferred Stock (filed December 9, 1992 as an exhibit to Registration Statement 33-54294 and incorporated herein by reference).

3.4	Certificate of Determination of Preferences of Series C Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

3.5	Certificate of Determination of Preferences of Series D Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

3.6	Certificate of Determination of Preferences of Series E Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

3.7	Certificate of Determination of Preferences of Series F Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

3.8	Certificate of Determination of Preferences of Series G Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

3.9	Certificate of Determination of Preferences of Series H Market Auction Preferred Stock (filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

3.10	Certificate of Determination of Preferences of Preferred Stock of the Company (filed as an exhibit to Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

3.11	By-Laws of the Company, including amendment thereto dated August 31, 1990 (filed as an exhibit to Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

PART II. OTHER INFORMATION (CONTINUED)
3.12	Unanimous Written Consent of Sole Stockholder of the Company, dated January 2, 2002, amending the Bylaws of the Company (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

10.1	Extension Letter, dated May 29, 2008, to Aircraft Facility Agreement, dated as of May 18, 2004, among Whitney Leasing Limited, as borrower, the Company, as guarantor, and the Bank of Scotland and other banks listed therein providing up to $3,643,660,000 (plus related premiums) for the financing of aircraft, as most recently amended on May 30, 2006 and May 30, 2007.

12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chairman of the Board and Chief Executive Officer

31.2	Certification of Vice Chairman and Chief Financial Officer

32.1	Certification under 18 U.S.C., Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTERNATIONAL LEASE FINANCE CORPORATION

August 7, 2008	/S/ Steven F. Udvar-Hazy
STEVEN F. UDVAR-HAZY
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

August 7, 2008	/S/ Alan H. Lund
ALAN H. LUND
Vice Chairman and Chief Financial Officer (Principal Financial Officer)

August 7, 2008	/S/ Kurt H. Schwarz
KURT H. SCHWARZ
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
INDEX TO EXHIBITS
Exhibit No.
10.1	Extension Letter, dated May 29, 2008, to Aircraft Facility Agreement, dated as of May 18, 2004, among Whitney Leasing Limited, as borrower, the Company, as guarantor, and the Bank of Scotland and other banks listed therein providing up to $3,643,660,000 (plus related premiums) for the financing of aircraft, as most recently amended on May 30, 2006 and May 30, 2007.

12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chairman of the Board and Chief Executive Officer

31.2	Certification of Vice Chairman and Chief Financial Officer

32.1	Certification under 18 U.S.C., Section 1350