Form 10-Q
period 2008-09-30
INTERNATIONAL LEASE FINANCE CORP
filed 2008-11-12
CIK 714311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     As of October 31, 2008, there were 45,267,723 shares of Common Stock, no par value, outstanding.
     Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and cash equivalents, including interest bearing accounts of $4,467,954 (2008) and $171,609 (2007)	$5,106,189	$182,772
Current income taxes	146,863	138,405
Notes receivable, net of allowance, and net investment in finance and sales-type leases	431,290	418,510
Flight equipment under operating leases	55,064,674	52,174,479
Less accumulated depreciation	11,681,633	10,376,819

	43,383,041	41,797,660
Deposits on flight equipment purchases	557,295	794,239
Lease receivables and other assets	427,003	428,836
Derivative assets, net	524,036	863,719
Variable interest entities assets	100,960	112,059
Deferred debt issue costs, less accumulated amortization of $122,782 (2008) and $110,017 (2007)	91,895	94,390

	$50,768,572	$44,830,590

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued interest and other payables	$519,553	$448,185
Tax benefit sharing payable to AIG	85,000	85,000
Loan from AIG	1,671,268	—
Debt financing, net of deferred debt discount of $20,077 (2008) and $32,570 (2007)	33,051,135	29,451,279
Subordinated debt	1,000,000	1,000,000
Foreign currency adjustment related to foreign currency denominated debt	715,460	968,600
Security deposits on aircraft, overhauls and other	1,543,541	1,455,181
Rentals received in advance	252,968	251,381
Deferred income taxes	4,421,804	4,135,137
Variable interest entities liabilities	9,074	7,048
SHAREHOLDERS’ EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B, each having 500 shares issued and outstanding	100,000	100,000
Common stock — no par value; 100,000,000 authorized shares, 45,267,723 issued and outstanding	1,053,582	1,053,582
Paid-in capital	594,238	593,455
Accumulated other comprehensive income (loss)	(187,573)	(106,219)
Retained earnings	5,938,522	5,387,961

Total shareholders’ equity	7,498,769	7,028,779

	$50,768,572	$44,830,590

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Dollars in thousands)

	2008	2007
	(Unaudited)
REVENUES
Rental of flight equipment	$1,267,459	$1,195,054
Flight equipment marketing	5,841	16,450
Interest and other	25,653	44,003

	1,298,953	1,255,507

EXPENSES
Interest	394,353	417,570
Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	(82)	(3,989)
Effect from credit and market valuation adjustments on derivatives	(51,238)	—
Depreciation of flight equipment	475,110	447,782
Provision for overhauls	75,343	81,795
Flight equipment rent	4,500	4,500
Selling, general and administrative	51,701	33,281

	949,687	980,939

INCOME BEFORE INCOME TAXES	349,266	274,568
Provision for income taxes	124,660	90,149

NET INCOME	$224,606	$184,419

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Dollars in thousands)

	2008	2007
	(Unaudited)
REVENUES
Rental of flight equipment	$3,712,849	$3,397,566
Flight equipment marketing	44,988	21,268
Interest and other	69,444	84,619

	3,827,281	3,503,453

EXPENSES
Interest	1,140,886	1,210,398
Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	7,449	8,588
Depreciation of flight equipment	1,389,348	1,287,483
Provision for overhauls	226,068	210,205
Flight equipment rent	13,500	13,500
Selling, general and administrative	136,569	116,656

	2,913,820	2,846,830

INCOME BEFORE INCOME TAXES	913,461	656,623
Provision for income taxes	325,290	227,668

NET INCOME	$588,171	$428,955

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Dollars in thousands)

	2008	2007
	(Unaudited)
NET INCOME	$224,606	$184,419

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net changes in cash flow hedges, net of taxes of $40,398 (2008) and $31,631 (2007)	(75,025)	(58,744)
Change in unrealized appreciation on securities available for sale, net of taxes of $91 (2008) and $142 (2007)	(169)	263

	(75,194)	(58,481)

COMPREHENSIVE INCOME	$149,412	$125,938

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Dollars in thousands)

	2008	2007
	(Unaudited)
NET INCOME	$588,171	$428,955

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net changes in cash flow hedges, net of taxes of $43,558 (2008) and $25,755 (2007)	(80,894)	(47,831)
Change in unrealized appreciation on securities available for sale, net of taxes of $248 (2008) and $106 (2007)	(460)	198

	(81,354)	(47,633)

COMPREHENSIVE INCOME	$506,817	$381,322

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Dollars in thousands)

	2008	2007
	(Unaudited)
OPERATING ACTIVITIES
Net income	$588,171	$428,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	1,389,348	1,287,483
Deferred income taxes	330,473	336,988
Change in fair value of derivative instruments	215,231	(441,291)
Foreign currency adjustment of non-US$ denominated debt	(253,140)	371,145
Amortization of deferred debt issue costs	22,580	23,247
Other, including foreign exchange adjustments on foreign currency denominated cash	(12,892)	(6,577)
Changes in operating assets and liabilities:
Decrease in lease receivables and other assets	33,562	74,262
Increase in accrued interest and other payables	73,715	156,662
Change in current income taxes	(8,458)	(143,179)
Increase in rentals received in advance	1,587	12,476
Change in unamortized debt discount	12,493	3,919

Net cash provided by operating activities	2,392,670	2,104,090

INVESTING ACTIVITIES
Acquisition of flight equipment for operating leases	(2,951,729)	(3,943,322)
Payments for deposits and progress payments	(248,397)	(408,267)
Proceeds from disposal of flight equipment — net of gain	390,868	87,103
Advance on notes receivable	(43,854)	—
Collections on notes receivable and finance and sales-type leases — net of income amortized	23,380	28,577
Other	—	1,729

Net cash used in investing activities	(2,829,732)	(4,234,180)

FINANCING ACTIVITIES
Net change in commercial paper	(2,932,870)	1,074,978
Loan from AIG	1,671,268	—
Proceeds from debt financing	9,311,223	3,748,168
Payments in reduction of debt financing	(2,790,991)	(2,811,244)
Debt issue costs	(20,085)	(22,307)
Payment of common and preferred dividends	(41,869)	(29,045)
Increase in customer and other deposits	166,192	185,588

Net cash provided by financing activities	5,362,868	2,146,138

Net increase in cash	4,925,806	16,048
Effect of exchange rate changes on cash	(2,389)	9,379
Cash at beginning of period	182,772	157,120

Cash at end of period	$5,106,189	$182,547

(Table continued on following page)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Dollars in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2008	2007
	(Unaudited)
Cash paid during the period for:
Interest, excluding interest capitalized of $20,681 (2008) and $27,672 (2007)	$1,023,533	$1,135,790
Income taxes, net	3,275	33,859
Non-Cash Investing and Financing Activities
2008:
$431,142 of Deposits on flight equipment purchases was applied to Acquisition of flight equipment under operating leases.
$53,788 was reclassified from Security deposits on aircraft, overhauls and other to Deposits on flight equipment purchases for concessions received from manufacturers.
Certain credits from aircraft and engine manufacturers in the amount of $9,301 reduced the basis of Flight equipment under operating leases and increased Lease receivables and other assets.
2007:
$591,913 of Deposits on flight equipment purchases was applied to Acquisition of flight equipment under operating leases.
$119,890 was reclassified from Security deposits on aircraft, overhauls and other to Deposits on flight equipment purchases for concessions received from manufacturers.
Certain credits from aircraft and engine manufacturers in the amount of $35,862 reduced the basis of Flight equipment under operating leases and increased Lease receivables and other assets.
$9,120 of Notes receivable and $5,529 of Lease receivables and other assets were exchanged for flight equipment of $14,649.
See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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
     The accompanying unaudited condensed consolidated financial statements include our accounts, accounts of all other entities in which we have a controlling financial interest, as well as accounts of variable interest entities in which we are the primary beneficiary as defined by Financial Accounting Standards Board Interpretation (“FIN”) No. 46R “Consolidation of Variable Interest Entities.” All material intercompany accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods presented have been included. Certain reclassifications have been made to the 2007 unaudited condensed consolidated financial statements to conform to the 2008 presentation. Operating results for the nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.
Effect of Out-of-Period Adjustment
     In the third quarter of 2008, we recorded an out-of-period adjustment which increased pretax income by $51.2 million. The out-of-period adjustment resulted from the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) as of January 1, 2008. During the first and second quarters of 2008, we recorded charges to pre-tax income of $40.0 million and $11.2 million respectively for Credit Valuation Adjustment (“CVA”) and Market Valuation Adjustment (“MVA”) on our cash flow hedges. In the third quarter, we concluded that the CVA and MVA on our cash flow hedges should have been recorded in Other comprehensive income (“OCI”) in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”). The charges had previously been presented separately on our March 31 and June 30, 2008 Condensed Consolidated Income Statements. See Note D — Fair Value Measurements for more information on SFAS 157. The Board of Directors was informed of this out-of-period adjustment. We do not believe the effect of the out-of-period adjustment is material to any period affected.
B.	Recent Accounting Pronouncements
SFAS 157
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurement but does not change existing guidance about whether an asset or liability is carried at fair value. The most significant effect of us adopting SFAS 157 was a change in the valuation methodologies for derivative instruments historically carried at fair value. The change primarily was to incorporate counterparties’ credit risk and market liquidity risk factors in the fair value measurement. We adopted the standard on January 1, 2008, its required effective date. Our derivative instruments are designated as cash flow hedges in accordance with SFAS 133. With respect to the implementation, adjustments to the market values of derivatives were applied prospectively in accordance with SFAS 157. The changes resulted in an incremental reduction of the fair value of the derivative assets of $90.8 million and $142.0 million for the three and nine months ended September 30, 2008, respectively. The adjustments were recorded in OCI and include an out-of-period adjustment of $51.2 million related to the six months ended June 30, 2008, which was credited to income in the three-month period ended September 30, 2008. See “Effect of Out-of-Period Adjustment” under Note A — Basis of Preparation.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008
(Unaudited)
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
     Subsequent changes in fair value for designated items will be required to be reported in income. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS 159 permits the fair value option election on an instrument-by-instrument basis for eligible items existing at the adoption date and at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. We adopted this standard at January 1, 2008, its required effective date. The adoption of this standard did not have any effect on our consolidated financial condition, results of operations or cash flows, since we did not elect to fair value any financial instruments or other items not currently measured at fair value.
SFAS 160
     In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 requires non-controlling (formally known as minority) interests in partially owned consolidated subsidiaries to be classified on the Consolidated Balance Sheet as a separate component of consolidated shareholders’ equity. SFAS 160 also establishes accounting rules for subsequent acquisitions and sales of non-controlling interests and how non-controlling interests should be presented in the Consolidated Statement of Income. The non-controlling interests’ share of subsidiary income should be reported as a part of consolidated net income with disclosure of the attribution of consolidated net income to the controlling and non-controlling interests on the face of the Consolidated Statement of Income. SFAS 160 is effective for us beginning with financial statements issued in the first quarter of 2009 and earlier application is prohibited. SFAS 160 must be adopted prospectively, except that non-controlling interests should be reclassified from liabilities to a separate component of shareholders’ equity and consolidated net income should be recast to include net income attributable to both the controlling and non-controlling interests retrospectively. We are currently assessing the impact of SFAS 160 on a prospective basis, as well as equity classification of controlling and non-controlling interests.
SFAS 161
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about (i) how and why we use derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133; and (iii) how derivative instruments and related hedged items affect our financial position, results of operations, and cash flows. SFAS 161 is effective for us beginning with financial statements issued in the first quarter of 2009. Because SFAS 161 only requires additional disclosures about derivatives, it will have no effect on our consolidated financial position, results of operations or cash flows.
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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008
(Unaudited)
At September 30, 2008, we did not have any cash collateral receivables or payables to offset against derivative instruments.
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
FSP FAS 133-1 and FIN 45-4
     In September 2008, the FASB issued FASB Staff Position No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An amendment of FASB Statement No. 133 and FASB Interpretation No. 45” (“FSP FAS 133-1 and FIN 45-4”). FSP FAS 133-1 and FIN 45-4 amends SFAS 133, to require additional disclosures by sellers of credit derivatives, including derivatives embedded in a hybrid instrument and FIN No. 45, “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. In addition, FSP FAS 133-1 and FIN 45-4 clarifies the Board’s intent about the effective date of SFAS 161. FSP FAS 133-1 and FIN 45-4 is effective for us beginning with the year-end 2008 financial statements. Because FSP FAS 133-1 and FIN 45-4 only requires additional disclosures about credit derivatives and guarantees, it will have no effect on our consolidated financial position, results of operations or cash flows.
FSP FAS 157-3
     In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 provides guidance clarifying certain aspects of SFAS 157 with respect to the fair value measurements of a security when the market for that security is inactive. We adopted this guidance prospectively in the third quarter of 2008. The adoption of FSP FAS 157-3 did not have any impact on our consolidated financial position or results of operations.
C.	Cash and Cash Equivalents
     We consider cash and cash equivalents to be cash on hand and highly liquid investments with maturity dates of 90 days or less. At September 30, 2008, Cash and cash equivalents consist of cash on hand, time deposits, deposits in funds that purchase United States government securities and overnight interest bearing sweep accounts.
D.	Fair Value Measurements
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
SEPTEMBER 30, 2008
(Unaudited)
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
Derivative Contracts
     We enter into derivatives to hedge our risk exposure to currency fluctuations and interest rate fluctuations related to our debt and foreign denominated contractual lease payment receipts. (See Note E — Derivative Activities.) Our derivatives are not traded on an exchange and are inherently more difficult to value. AIG provides us the recurring valuations of our derivative instruments. AIG has established and documented a process for determining fair values. AIG’s valuation model includes a variety of observable inputs, including contractual terms, interest rates curves, foreign exchange rates, yield curves, credit curves, measure of volatility, and correlations of such inputs. Valuation adjustments may be made in the determination of fair value. These adjustments include amounts to reflect counterparty credit quality and liquidity risk.
The following adjustments were added to the model as a result of the adoption of SFAS 157:
•	Credit Valuation Adjustment (“CVA”) — The CVA adjusts the valuation of derivatives to account for nonperformance risk of our counterparty with respect to all net derivative assets positions.

The CVA also accounts for our own credit risk, in the fair value measurement of all net derivative liabilities positions, when appropriate. The CVA is accounted for as a decrease to the net derivative position with the corresponding increase or decrease reflected in OCI for derivatives designated as cash flow hedges.

•	Market Valuation Adjustment (“MVA”) — The MVA adjusts the valuation of derivatives to reflect the fact that we are an “end-user” of derivative products. As such the valuation is adjusted to take into account the bid-offer spread (the liquidity risk), as we are not a dealer of derivative products. The MVA is accounted for as a decrease to the net derivative position with the corresponding increase or decrease reflected in OCI for derivatives designated as cash flow hedges.
     The CVA and the MVA are included in the fair value measurement of our derivative instrument portfolio at September 30, 2008. The inclusion of the CVA and the MVA resulted in incremental reductions of the fair value of derivative assets of $90.8 million and $142.0 million for the three and nine months ended September 30, 2008, respectively. We recorded a decrease in OCI of $142.0 million for the three months and nine months ended September 30, 2008 related to the CVA and MVA. The adjustments for the three months ended September 30, 2008, include an out-of-period adjustment of $51.2 million related to the six months ended June 30, 2008, which was credited to current period income. See “Effect of Out-of-Period Adjustment” under Note A — Basis of Preparation. At January 1, 2008, when we adopted SFAS 157, the changes resulted in an incremental reduction and a decrease in OCI in the amount of $13.5 million which is included in the $142.0 million adjustment for the nine months ended September 30, 2008. The majority of the amount recorded is related to the CVA. Our counterparty is AIG Financial Products Corp. (“AIGFP”), a wholly owned subsidiary of AIG with an express guarantee from AIG.
Marketable Securities
     Our marketable securities are included in our Lease receivables and other assets and consist of an investment in common stock of an airline and AIG common stock held in connection with our deferred compensation program. We value marketable securities using quoted market prices. The marketable securities are immaterial to our financial position and, therefore, are not separately disclosed.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008
(Unaudited)
Fair Value Measurements on a Non-Recurring Basis
     We also measure the fair value of certain assets and liabilities on a non-recurring basis, when GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable. Assets subject to these measurements include aircraft and notes receivable. Liabilities include asset value guarantees, loan guarantees and put options, all related to aircraft (“AVGs”). We principally use the income approach to measure the fair value of these assets and liabilities when appropriate, as described below:
•	Aircraft: We record aircraft at fair value when we determine the carrying value may not be recoverable, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and other accounting pronouncements requiring remeasurements at fair value. The fair value is measured using an income approach based on the present value of cash flows from contractual lease agreements and projected future lease payments, including contingent rentals, net of expenses, which extend to the end of the aircraft’s economic life in its highest and best use configuration, as well as a disposition value, based on expectations of market participants.

•	Notes Receivable & Finance Lease Receivables: We evaluate the fair value of our secured notes and finance lease receivables using an income approach, which is based upon the present value of the expected cash flows of the underlying aircraft measured using the methodology described above. With regard to unsecured notes receivable, we also measure the fair value using an income approach based upon the net present value of expected cash flows of the underlying loan agreement.

•	AVGs: We measure the fair value of AVGs in accordance with FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) as permitted under SFAS 157. In accordance with FIN 45, we measure the fair value of AVGs at the inception of the agreement based upon the proceeds received. Subsequent non-recurring fair value measurements are based upon the differential between the contractual strike price and the fair value of the underlying aircraft, measured using the methodology described above.
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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008
(Unaudited)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The following table presents information about assets and liabilities measured at fair value on a recurring basis at September 30, 2008, and indicates the level of the valuation inputs used to determine such fair value:

						Total
					Counterparty	September 30,
	Level 1	Level 2		Level 3	Netting (a)	2008
	(Dollars in thousands)
Derivative assets	$—	$569,572	(b)	$—	$(45,536)	$524,036
Derivative liabilities	—	(45,536)		—	45,536	—

Total derivative assets, net	$—	$524,036		$—	$—	$524,036

(a)	As permitted under FIN 39 “Offsetting Amounts Related to Certain Contracts” we have elected to offset derivative assets and derivative liabilities under our master netting agreement.

(b)	The balance includes CVA and MVA adjustments of $142.0 million.
     The following table presents changes during the nine months ended September 30, 2008, in derivative assets and liabilities measured at fair value on a recurring basis, together with the balances of such assets and liabilities at December 31, 2007, January 1, 2008 and September 30, 2008:

Derivatives:	(Dollars in thousands)
Total fair value at December 31, 2007	$863,719
Credit value and market value adjustment of fair value recorded in OCI	(13,485)

Total fair value at January 1, 2008	$850,234
Change in fair value subsequent to January 1, 2008:
Effective portion recorded in OCI	(235,020)
Ineffective portion recorded in income	(8,030)
Credit value and market value adjustments recorded in OCI for the nine months ended September 30, 2008 (a)	(128,467)
Change in accrued interest	45,319

Total fair value at September 30, 2008	$524,036

(a)	A portion of the adjustments relate to a foreign currency swap with a notional amount of €500 million that settled on October 9, 2008. The CVA and MVA adjustment calculation as of September 30, 2008, excluding the settled position, resulted in a decrease of $27.7 million in the aggregate adjustment.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
     During the nine months ended September 30, 2008, based on information received and other factors, we recorded a $4.5 million charge to write down a secured note to fair value. The fair value of a secured note is classified as a Level 3 valuation. The unobservable inputs utilized in the calculation are described in our policy above.
E.	Derivative Activities
     We use derivatives to manage exposures to interest rate and foreign currency risks and we account for derivatives in accordance with SFAS 133. At September 30, 2008, we have interest rate and currency swap agreements entered into with a related counterparty. The derivatives are subject to a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. Our derivative portfolio is recorded at fair value on our balance sheet on a net basis (see Note D — Fair Value Measurements).
     We record the changes in fair value of derivatives in income or OCI depending on the designation of the hedge. Where hedge accounting is not achieved pursuant to SFAS 133, the change in fair value of the derivative is recorded in income. In the second quarter of 2007, we re-designated all our derivatives as cashflow hedges. Each balance remaining in Accumulated other comprehensive income (“AOCI”) at the time of re-designation is amortized over the remaining life of the underlying derivative in accordance with SFAS

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008
(Unaudited)
133. During the three and nine months ended September 30, 2008 and 2007, we recorded the following in OCI related to derivative instruments:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(Increase) decrease	2008	2007	2008	2007
		(Dollars in thousands)
Effective portion of change in fair market value of derivatives	$235,020	$(262,837)	$512,182	$(154,515)
Credit value and market value adjustments	141,952	—	141,952	—
Amortization of balances of de-designated hedges and other adjustments	620	2,990	194	(682)
Foreign exchange component of cross currency swaps (credited) charged to income	(253,140)	333,433	(538,905)	245,572
Income tax effect	(43,558)	(25,755)	(40,398)	(31,631)

Net changes in cash flow hedges, net of taxes	$80,894	$47,831	$75,025	$58,744

     During the three and nine months ended September 30, 2008, $13.0 million (net) and $23.1 million (net), respectively, were reclassified from AOCI to income when interest was paid or received on our qualifying SFAS 133 cash flow hedges. For the three and nine months ended September 30, 2007, the reclassifications were $5.7 million (net) and $53.7 million (net), respectively. We estimate that within the next twelve months, we will amortize into earnings approximately $40.6 million of the pre-tax balance in AOCI under cash flow hedge accounting in connection with our program to convert debt from floating to fixed interest rates. All components of each derivative’s gain or loss were included in the assessment of ineffectiveness.
     We recorded the following in income for the three and nine months ended September 30, 2008 and 2007:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
(Income) loss related to derivative instruments:
Changes in fair value of derivative instruments with no hedge accounting treatment under SFAS 133 (a)	$—	$(17,546)	$—	$—
Offsetting changes in fair value of foreign denominated debt related to contracts with no hedge accounting treatment under SFAS 133	—	33,572	—	—
Ineffectiveness of cash flow hedges	8,030	(4,249)	111	(4,547)
Reclassification of AOCI related to derivative instruments de-designated from hedges	(581)	(3,189)	(193)	558

Loss (income) related to derivative instruments and related economically hedged items	$7,449	$8,588	$(82)	$(3,989)

(a)	In the second quarter of 2007, we re-designated four swaps for hedge accounting under SFAS 133 that were previously outstanding but did not qualify for hedge accounting treatment under SFAS 133. Subsequent to the re-designation, all derivatives qualified as hedges under SFAS 133.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008
(Unaudited)
     In addition, $(538.9) million and $(253.1) million of foreign currency adjustments related to foreign denominated hedged items were reclassified to OCI for the three and nine months ended September 30, 2008, respectively, with $245.6 million and $333.4 million reclassified for the same periods ended September 30, 2007.
     We recorded decreases (increases) in lease revenue related to derivatives for the following periods:

	Nine Months Ended		Three Months Ended
Income:	September 30,		September 30,
	2008	2007	2008	2007
		(Dollars in thousands)
	$7,751	$(2,182)	$2,334	$(90)
F.	Related Party Transactions
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
     We borrowed approximately $1.67 billion from AIG Funding, Inc. (“AIG Funding”), an affiliate of our parent, in September 2008 in order to pay our commercial paper and other obligations as they became due. We entered into an unsecured revolving credit agreement with AIG Funding to evidence these loans. Pursuant to this agreement, we may borrow up to $1.68 billion from time to time from AIG Funding. Interest on the loan varies monthly based on AIG Funding’s cost of funds. For September 2008, the interest rate on the loan was approximately 3.62%. AIG Funding may demand repayment of the loans under this facility at any time upon three business days’ prior written notice to us. AIG Funding, however, has agreed not to demand repayment of any loans outstanding under this facility if such demand would conflict with any of our other debt agreements. We can voluntarily prepay the loan in whole or in part at any time without penalty or premium subject to restrictions in our other debt agreements. The revolving credit agreement has a term of twelve months, but automatically renews each year unless terminated by both parties. Subsequent to September 30, 2008, the amount outstanding under the loan was paid in full. See Note H — Subsequent Events.
     All of our derivative contracts are with AIGFP, a related party. The fair market value is disclosed separately on our Condensed Consolidated Balance Sheets. See Note E - Derivative Activities for amounts included in our Condensed Consolidated Statements of Income.
Our financial statements include the following amounts involving related parties:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Income Statement
Expense (income):
Allocation of corporate costs from AIG	$10,328	$9,574	$3,715	$2,838
Management fees paid to subsidiaries of AIG	638	531	215	168
Management fees received	(7,332)	(7,334)	(2,430)	(2,496)
Accrued interest payable to AIG	2,896	—	2,896	—

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008
(Unaudited)

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Balance Sheet
Asset (liability):
Taxes benefit sharing payable to AIG	$(85,000)	$(85,000)
Accrued corporate costs payable to AIG	(5,517)	(1,495)
Loan from AIG (a)	(1,671,268)	—
Accrued dividend payable to AIG	—	(4,260)
Accrued interest payable to AIG	(2,896)	—
Income taxes receivable from AIG	146,863	138,405
Medium term notes, held by AIG (b)	(200,000)	(200,000)
Net (payable) receivable for management fees and other	(1,375)	(577)

(a)	The amount outstanding under the loan was paid in full subsequent to September 30, 2008. See Note H — Subsequent Events.

(b)	$180.0 million of the $200 million outstanding was paid subsequent to September 30, 2008.
G.	Debt Financing
     Our debt financing (excluding our revolving credit agreement with AIG (see Note F - Related Party Transactions) was comprised of the following at the following dates:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Public bonds and medium-term notes	$21,448,257	$21,360,020
Bank debt and other term debt	10,057,270	3,625,274
Subordinated debt	1,000,000	1,000,000

Total public debt, bank debt and subordinated debt	32,505,527	25,985,294
Commercial paper	1,565,685	4,498,555
Less: Deferred debt discount	(20,077)	(32,570)

Total debt financing and subordinated debt	$34,051,135	$30,451,279

     The following describes changes in our debt financing programs since our Annual Report on Form 10-K for the year ended December 31, 2007:
Commercial Paper
     We have a $6.0 billion Commercial Paper Program. Under this program, we may borrow in minimum increments of $100,000 for periods from one day to 270 days. The weighted average interest rate of our commercial paper outstanding was 3.18% at September 30, 2008, and 4.63% at December 31, 2007.
     We became unable to issue new commercial paper in September 2008 as a result of the recent liquidity issues of our parent, AIG, which led to the downgrading of our short-term debt ratings by Moody’s Investor Service, Inc. (“Moody’s”) and Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. (“S&P”) (S&P subsequently upgraded our short-term rating) and the overall economic conditions in the U.S. and global credit markets. Since September 12, 2008, except as discussed in Note H — Subsequent Events, we have not issued new commercial paper and we cannot determine when the commercial paper markets may be available to us again.
Bank Credit Facilities
     Revolving Credit Facilities: We have entered into three unsecured revolving credit facilities with an original group of 35 banks for an aggregate amount of $6.5 billion, consisting of a $2.0 billion tranche that expires in October 2009, a $2.0 billion tranche that expires in October 2010, and a $2.5 billion tranche that expires in October 2011. These revolving credit facilities provide for interest rates that vary according to the pricing option selected at the time of borrowing. Pricing options include a base rate, a range from 0.25% over

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008
(Unaudited)
LIBOR to 1.85% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The credit facilities are subject to facility fees, currently 0.15% of amounts available. The fees are based on our current credit ratings and will change in the event of changes to our ratings. As of September 30, 2008, we had drawn the maximum amount available of $6.5 billion under our revolving credit facilities and interest was accruing on the outstanding loans at a fluctuating interest rate equal to the base rate. At September 30, 2008, the interest rate was 5.0%.
     Also see Note F — Related Party Transactions for information on Loan from AIG and Note H - Subsequent Events for information on the Commercial Paper Funding Facility.
H.	Subsequent Events
Export Credit Facilities
     We entered into two Export Credit Agency (“ECA”) facilities in 1999 (“ECA 1999”) and 2004 (“ECA 2004”). The ECA 2004 is currently used to fund purchases of Airbus aircraft, while funds are no longer available to us under the ECA 1999. The loans made under the ECA facilities are used to fund 85% of each aircraft’s purchase price.
     Under our ECA facilities, we may be required to segregate security deposits and maintenance reserves for particular aircraft into separate accounts in connection with certain credit rating downgrades. As a result of Moody’s October 3, 2008 downgrading of our long-term debt rating to Baa1, on October 17, 2008, we received notice from the security trustee of the ECA 2004 facility requiring us to segregate into separate accounts our security deposits and maintenance reserves, aggregating $148.8 million, relating to the aircraft funded under the facility. We have 90 days from the notice to comply. Further ratings declines could impose additional restrictions under the ECA facilities. These may include a requirement to post letters of credit and may restrict additional borrowings under the ECA 2004 facility.
Commercial Paper Funding Facility
     On October 27, 2008, we were approved to participate in the Federal Reserve Bank of New York’s Commercial Paper Funding Facility (the “CPFF”) to issue up to $5.7 billion of commercial paper. Under the CPFF, the Federal Reserve Bank of New York, through a special purpose vehicle (the “SPV”), will purchase eligible three-month unsecured and asset-backed U.S. dollar denominated commercial paper from eligible issuers. The maximum amount of commercial paper an issuer can sell to the SPV is equal to the greatest amount of U.S. dollar denominated commercial paper the issuer had outstanding during any day between January 1, 2008 and August 31, 2008. Unsecured commercial paper purchased by the CPFF will be discounted based on a rate equal to a spread over the three-month overnight index swap rate on the day of purchase. The CPFF program expires on April 30, 2009, with remaining funds outstanding at that date maturing through July 2009, unless extended by the Federal Reserve Board.
     As of October 31, 2008, we had issued approximately $1.7 billion under the CPFF. The proceeds were used to repay the amount outstanding under our loan from AIG Funding. See Note F - Related Party Transactions. The commercial paper issued will be due January 28, 2009 and we will pay a lending rate of 2.78%. We expect to refinance the commercial paper when it matures, subject to the terms and conditions of the CPFF.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Overview
     International Lease Finance Corporation (the “Company,” “ILFC,” “we,” “our,” “us”) primarily acquires new commercial jet aircraft from The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”) and leases these aircraft to airlines throughout the world. In addition to our leasing activity, we sell aircraft from our leased aircraft fleet to other leasing companies, financial services companies and airlines. In some cases, we provide fleet management services to investors and/or owners of aircraft portfolios for a management fee. We have also provided asset value guarantees and a limited number of loan guarantees to buyers of aircraft or to financial institutions for a fee. Additionally, we remarket and sell aircraft owned or managed by others for a fee.
     As of September 30, 2008, we owned 950 aircraft, had eight additional aircraft in the fleet classified as finance and sales-type leases, and provided fleet management services for 99 aircraft. We have contracted with Airbus and Boeing to buy 174 new aircraft for delivery through 2019 with an estimated purchase price of $16.9 billion, 13 of which were scheduled to deliver during the remainder of 2008.
     Of these 174 aircraft, 74 are 787s from Boeing with the first aircraft currently scheduled to deliver in November 2011. The original contracted deliveries were scheduled from January 2010 through 2017, but Boeing has made several announcements concerning delays in the deliveries of the 787s. Boeing has informed us that our 787 deliveries will be delayed by approximately 19 to 30 months with an average delay of 27 months per aircraft that will span across our entire order. Additionally, a labor strike that began on September 6, 2008 at Boeing’s production center in Washington was settled in the beginning of November 2008 and may cause further delays to our future Boeing deliveries. We had nine Boeing aircraft originally scheduled for delivery during the remainder of 2008, five of which are now likely to be delayed until 2009.
     We have generally financed our aircraft purchases through available cash balances, internally generated funds and debt financings, and anticipate doing so in the future. Proceeds from borrowings increased for the nine months ended September 30, 2008 compared to the same period in 2007 primarily due to a lack of liquidity in the commercial paper market. To fulfill our short-term liquidity needs, we borrowed through a revolving credit agreement with AIG Funding, an affiliate of our parent, American International Group, Inc. (“AIG”), approximately $1.67 billion to repay our maturing commercial paper obligations and other obligations as they became due. Subsequently we drew down the maximum available on our revolving credit facilities of $6.5 billion. We paid off the outstanding amount owed to AIG Funding in October 2008 with the proceeds received from issuing commercial paper under the Federal Reserve Bank of New York’s (“NY Fed”) Commercial Paper Funding Facility (“CPFF”). Borrowing under the revolving credit agreement with AIG Funding will remain available to us until at least September 2009. See “Recent Developments” below.
Recent Developments
     During the third quarter of 2008, worldwide economic conditions significantly deteriorated. The decline in economic conditions has resulted in highly volatile markets, a steep decline in equity markets, less liquidity, widening of credit spreads, and the collapse of several prominent financial institutions. We entered the third quarter of 2008 with $109 million of cash and cash equivalents and had the following financing facilities available to us:
•	Commercial Paper: We had $4.6 billion commercial paper outstanding and had access to borrow an additional $1.4 billion under our commercial paper program.

•	Revolving Credit Agreement: The commercial paper program was backed up by $6.5 billion in revolving credit facilities, of which we had the maximum amount available to us.

•	Automatic Shelf Registration: We had $900 million available under our retail note program, of which we issued $130.8 million during the third quarter, and $3.3 billion available under our medium-term note program.

•	Euro Medium-term Note Programme: We had approximately $3.2 billion available.

•	Export Credit Agency(“ECA”) Facility: We had approximately $900 million available.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Liquidity Pressure on AIG
     By the beginning of September 2008, AIG experienced increasing stress on its liquidity caused by collateral calls on AIG Financial Product Corp.’s super senior multi-sector credit default swap portfolio and AIG’s securities lending requirements. Due to the combination of AIG’s liquidity issues and the decrease in liquidity in the commercial paper market, we became unable to issue commercial paper under our existing commercial paper program and had to borrow, through a revolving credit agreement with AIG Funding, an affiliate of AIG, approximately $1.67 billion to pay off maturing commercial paper and other obligations. As a result of AIG’s liquidity issues, on September 15, 2008, Moody’s and S&P downgraded our short-term debt ratings and long-term debt ratings (S&P subsequently upgraded our short-term rating).
Revolving Credit Facilities Draw Down
     As a result of our ratings downgrades and the liquidity crisis in the commercial paper market, we drew down the maximum amount available under our revolving credit agreements of $6.5 billion to pay maturing commercial paper and other obligations as they become due. We had cash and cash equivalents in the amount of $5.1 billion at September 30, 2008.
Downgrade Trigger of ECA facility
     On October 3, 2008 Moody’s further downgraded our long-term debt rating to Baa1, and on October 17, 2008 we were notified by the trustee of our 2004 ECA facility to segregate into separate accounts security deposits and maintenance reserves, aggregating $148.8 million, related to aircraft funded under the facility. We have 90 days from the notice to comply with the request.
AIG Loan from the Federal Reserve Bank of New York
     In September 2008, AIG experienced a severe strain on its liquidity that resulted in AIG on September 22, 2008, entering into an $85 billion revolving credit facility and a guarantee and pledge agreement (the “Pledge Agreement”) with the Federal Reserve Bank of New York (“NY Fed”). Under the credit facility agreement (the “Fed Credit Agreement”), AIG has agreed to issue a new series of perpetual, non-redeemable Convertible Participating Serial Preferred Stock (the “Preferred Stock”) to a trust that will hold the Preferred Stock for the benefit of the United States Treasury. The Preferred Stock will from issuance (i) be entitled to participate in any dividends paid on AIG’s common stock with the payments attributable to the Preferred Stock being approximately, but not in excess of, 79.9% of the aggregate dividends paid on AIG’s common stock, treating the Preferred Stock as if converted; and (ii) vote with AIG’s common stock on all matters submitted to AIG shareholders, and will hold approximately, but not in excess of, 79.9% of the aggregate voting power of the common stock, treating the Preferred Stock as if converted.
     The credit facility will be secured by a pledge of the capital stock and assets of certain of AIG subsidiaries, subject to exclusions for certain property the pledge of which is not permitted by AIG debt instruments, as well as exclusions of assets of regulated subsidiaries, assets of foreign subsidiaries and assets of special purpose vehicles. We do not guarantee AIG’s obligations under the credit facility and none of our assets were pledged to secure AIG’s obligations under the credit facility. We are, however, as a subsidiary of AIG, subject to the restrictive covenants under the facility, including covenants which may limit our ability to incur debt, encumber our assets, make equity or debt investments in other parties and impose restrictions on payments of distributions and dividends to our equity holders. AIG is required to repay the credit facility primarily from proceeds on sales of assets, including businesses. On October 3, 2008 AIG indicated its intent to refocus on its core property and casualty insurance businesses, generate sufficient liquidity to repay the outstanding balance of its loan from the NY Fed and address its capital structure. AIG intends to retain the majority of its U.S. property and casualty and foreign general insurance businesses, and to retain an ownership interest in certain of its foreign life insurance operations. AIG is exploring divestiture opportunities for its remaining businesses. As of October 31, 2008, AIG has not specifically announced its intentions relating to ILFC.
AIG Going Concern Consideration
     In connection with the preparation of its quarterly report on Form 10-Q for the quarterly period ended September 30, 2008, AIG assessed its ability to continue as a going concern. After considering several factors as outlined in AIG’s Form 10-Q, AIG believes that it will have adequate liquidity to finance and operate its businesses and continue as a going concern for at least the next twelve months. However, it is possible that the actual outcome of one or more of AIG’s plans could be materially different or that one or more of its significant judgments or estimates could prove to be materially incorrect, which could raise substantial doubt about AIG’s ability to continue as a going concern. If AIG is not able to continue as a going concern, it could have a significant impact on our operations, including limiting our ability to issue new debt.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Future Liquidity
     We have been accepted into the NY Fed’s CPFF and are authorized to borrow up to $5.7 billion. The CPFF program expires on April 30, 2009, with remaining funds outstanding at that date maturing through July 2009, unless extended by the Federal Reserve Board. On October 30, 2008, we borrowed approximately $1.7 billion under the CPFF. The commercial paper issued will be due on January 28, 2009. We used the proceeds to pay off the approximately $1.67 billion borrowed from an affiliate of AIG under a $1.68 billion revolving credit agreement, which will remain available for us to draw upon until at least September 2009.
     In addition, we are seeking financings which may be secured by existing or new aircraft. We currently have capacity under our existing debt agreements to enter into secured financings up to an amount equal to 12.5% of Consolidated Tangible Net Assets, as defined in the debt agreements, currently an amount in excess of $4.0 billion. We anticipate that these secured financings together with internally generated funds, which may include aircraft sales, will be sufficient to meet our liquidity needs through September 30, 2009.
     It is difficult to predict how long the current credit market conditions will exist or to what extent they will continue to adversely affect our credit spreads, resulting in more expensive term borrowings and increasing difficulties to access financial markets. Although our composite interest rate at September 30, 2008 decreased compared to September 30, 2007, driven primarily by a decrease in short-term interest rates, we experienced an increase in our composite interest rate at September 30, 2008 compared to June 30, 2008. Further deterioration of the credit markets or continued turmoil in the airline industry or political environment could further limit our ability to borrow funds from our current funding sources. If we were unable to obtain sufficient funding, we could negotiate with manufacturers to defer deliveries of certain aircraft.
Industry Condition and Sources of Revenue
     Our revenues are principally from scheduled and charter airlines and companies associated with the airline industry. The airline industry is cyclical, economically sensitive, and highly competitive. Airlines and related companies may be affected by fuel prices and shortages, political or economic instability, terrorist activities, changes in national policy, competitive pressures, labor actions, pilot shortages, insurance costs, recessions, and other political or economic events adversely affecting world or regional trading markets. Our customers’ ability to react to and cope with the volatile competitive environment in which they operate, as well as our own competitive environment, will affect our revenues and income.
     Improvements seen in worldwide airline industry performance over the past few years and the resulting increase in demand for our aircraft are having a positive effect on our financial results. However, we are currently seeing financial stress to varying degrees across the airline industry largely precipitated by recent record-high fuel costs, tightening of the credit markets, and generally worsening economic conditions. We have seen airlines cancel routes, eliminate jobs, and retire aircraft in an attempt to reduce capacity. This financial stress is causing a slow-down in the airline industry which will likely have a negative impact on future lease rates and could begin to influence our future results.
     Eight of our customers, five of them in the United States, have filed for bankruptcy protection as of October 31, 2008: ATA Airlines (“ATA”) (ten owned and two managed aircraft), Frontier Airlines (“Frontier”) (five owned aircraft), XL Leisure Group (“XL”) (four owned and one managed aircraft), Zoom Airlines Limited (“Zoom”) (three owned and two managed aircraft), Eos Airlines (“Eos”) (three owned aircraft), Alitalia Linee Aeree Italiane S.p.A. (“Alitalia”) (three owned aircraft), Aloha Airlines (“Aloha”) (one owned aircraft) and TradeWinds Airlines, Inc. (“TradeWinds”), an all cargo carrier (one owned aircraft). As of September 30, 2008, Frontier continues to operate and Alitalia has received approval to emerge as a new airline. TradeWinds rejected our lease and ATA, XL, Zoom, Eos and Aloha ceased operations during the nine-

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
month period ended September 30, 2008. As a result, of the 30 owned and five managed aircraft with these airlines, eight owned aircraft continue in operations with Frontier and Alitalia. Two owned aircraft are operating under subleases and will be returned to us in November 2008, and the remaining 20 owned and five managed aircraft have been returned to us. As of October 31, 2008, we have sold one and leased 21 of the returning aircraft with other airlines.
     Subsequent to September 30, 2008, two additional operators, Sun Country Airlines (“Sun Country”) (four owned and one managed aircraft) and Sterling Airlines A/S (“Sterling”) (one owned and two managed aircraft), filed for bankruptcy protection. Sun Country continues to operate and at October 31, 2008, we had not been notified of any potential early returns of the five aircraft. Sterling ceased operations on October 29, 2008, and we are in the process of negotiating returns of the three aircraft.
     We recorded a charge for $13.1 million for rent adjustments related to ATA for the nine-month period ended September 30, 2008 and we did not earn $15.6 million of lease revenue related to the 21 owned aircraft that were previously operated by ATA, Eos, Aloha, XL, and Zoom.
     We derive approximately 90% of our revenues from airlines outside of the United States. A key factor in our success has been a concentrated effort to maximize our lease placements in regions where the airline industry is performing better on a relative scale, such as in the Middle East, parts of Asia and Western Europe, and to minimize placements in regions that are under stress. At October 31, 2008, we have signed leases for all but three of our new aircraft deliveries through the end of 2010. Furthermore, our contractual purchase commitments for future new aircraft deliveries from 2010 to 2019 are at historic lows. For these reasons, we believe we are well positioned not only for an industry downturn, but to reap benefits from any opportunities a down market may present.
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
Fair Value Measurements: We measure the fair value of financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), on a recurring basis. Based on SFAS 157, fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of pricing observability. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments traded in other-than-active markets or that do not have quoted prices have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and general market conditions. We measure the fair value of derivative assets and liabilities on a recurring basis. Our derivatives are not traded on an exchange and are inherently more difficult to value. AIG provides us the recurring

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
valuations of our derivative instruments. AIG has established and documented a process for determining fair values. AIG’s valuation model includes a variety of observable inputs, including contractual terms, interest rate curves, foreign exchange rates, yield curves, credit curves, measures of volatility, and correlations of such inputs. Valuation adjustments may be made in the determination of fair value. These adjustments include amounts to reflect counterparty credit quality and liquidity risk and are recorded in income.
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
     When we adopted SFAS 157 on January 1, 2008, we changed the methodology used to calculate the fair value of our derivative instruments. As few classes of derivative contracts are listed on an exchange, all of our derivative positions were valued using internally developed models that use as their basis observable market parameters. The major change in our methodology to measure fair value of derivatives was the incorporation of a credit valuation adjustment (“CVA”) and a market valuation adjustment (“MVA”). The CVA adjusts the valuation to account for nonperformance risk of our counterparty and the MVA takes into account the bid-offer spread (liquidity risk). Prior to January 1, 2008, no CVA or MVA was included in the fair market value of our derivatives. At September 30, 2008, we were in a net derivative asset position and the CVA and MVA reduced the value of the derivative assets. The adjustments resulted in a decrease in Other comprehensive income (“OCI”) from the widening of our counterparty’s credit default spreads in the amount of $142.0 million for the nine-month period ended September 30, 2008. In the past nine months financial markets and credit default swap spreads, which were used to calculate the credit risk, have behaved erratically. Other types of models or analysis could result in materially different estimates. For example, a third-party analysis provided to us, which uses different credit and market value inputs, estimated the potential total CVA and MVA adjustments for the nine months ended September 30, 2008 at approximately $30.4 million.
     Included in our derivative portfolio are derivative instruments hedging €2.85 billion and £300 million of debt financings previously issued, of which €1.25 billion will mature in the fourth quarter of 2008, €500 million of which settled on October 9, 2008. We do not anticipate exiting these derivatives prior to maturity. In addition, these derivatives are with a non-subsidiary affiliate whose long-term debt ratings are A-1 by Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. (“S&P), and P-1 by Moody’s Investors Service, Inc. (“Moody’s”), due to credit support from AIG, its parent. See Notes D and E of Notes to Condensed Consolidated Financial Statements for more information on derivative activities.
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
Financial Condition
     We generally fund our operations, including aircraft purchases, through available cash balances, internally generated funds, and debt financings. We borrow funds to purchase new and used flight equipment, make progress payments during aircraft construction and pay off maturing debt obligations. These funds are borrowed principally on an unsecured basis from various sources, and include both public debt and bank

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
facilities. At September 30, 2008, we were in compliance in all material respects with the covenants in our debt agreements.
     During the nine months ended September 30, 2008, we borrowed $9.3 billion (excluding commercial paper and loan from AIG) and $2.4 billion was provided by operating activities. In addition, as discussed above in “Recent Developments,” in September 2008 we borrowed through a revolving credit agreement with AIG Funding, an affiliate of AIG, approximately $1.67 billion. The $9.3 billion borrowed includes the $6.5 billion borrowed under our unsecured revolving credit facilities to provide liquidity to repay our maturing commercial paper and other obligations as they become due. We have invested most of the unused borrowed cash in liquid investments, such as time deposits held at major banks, deposits in funds that purchase United States government securities and over night sweep accounts with original maturities of 60 days or less.
     As of September 30, 2008, we had committed to purchase 174 new aircraft from Airbus and Boeing for delivery through 2019 at an estimated aggregate purchase price of $16.9 billion.
     Our debt financing was comprised of the following at the following dates:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Public bonds and medium-term notes	$21,448,257	$21,360,020
Bank debt and other term debt	10,057,270	3,625,274
Subordinated debt	1,000,000	1,000,000

Total public debt, bank debt and subordinated debt	32,505,527	25,985,294
Commercial paper	1,565,685	4,498,555
Less: Deferred debt discount	(20,077)	(32,570)

Total debt financing and subordinated debt	$34,051,135	$30,451,279

Selected interest rates and ratios which include the economic effect of derivative instruments:
Composite interest rate	5.01%	5.16%
Percentage of total debt at fixed rates	66.25%	73.84%
Composite interest rate on fixed rate debt	5.35%	5.17%
Bank prime rate	5.00%	7.25%
     The above amounts represent the anticipated settlement of our currently outstanding debt obligations and exclude the approximately $1.67 billion outstanding as of September 30, 2008 under our revolving credit agreement with AIG Funding. Certain adjustments required to present currently outstanding hedged debt obligations have been recorded and presented separately on the balance sheet, including adjustments related to foreign currency hedging and interest rate hedging activities. We have eliminated the currency exposure arising from foreign currency denominated notes by hedging the notes through swaps. Foreign currency denominated debt is translated into US dollars using exchange rates as of each balance sheet date. The foreign exchange adjustment for the foreign currency denominated debt hedged with derivative contracts was $715 million at September 30, 2008, and $1.0 billion at December 31, 2007. Composite interest rates and percentages of total debt at fixed rates reflect the effect of derivative instruments and excludes interest payable on loan commitments to AIG. Our lower composite interest rate at September 30, 2008, compared to December 31, 2007, is driven by a decrease in short-term interest rates.
Public Bonds and Medium-Term Notes
     We have issued debt under various public debt financing arrangements in the past. The interest rate on most of our public debt currently outstanding is effectively fixed for the terms of the notes. We currently have the ability to issue notes under an automatic shelf registration statement, which includes a $10.0 billion medium-term note program and a $1.0 billion retail medium-term note program. In addition, we have a $7.0 billion Euro medium-term note programme, as described in the table below:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Maximum	Sold as of	Sold as of	Sold as of
	Offering	December 31, 2007	September 30, 2008	October 31, 2008
	(Dollars in millions)
Registration statement dated August 16, 2006 (including $10.0 billion Medium-Term Note Program and $1.0 billion Retail Medium-Term Note Program)	Unlimited(a)	$4,650	$6,927	$6,927

Euro Medium-Term Note Programme dated September 2008 (b)(c)	7,000	3,832	3,832	3,247

(a)	Includes $645 million, which was incorporated into the registration statement from a prior registration statement. As a result of the Company’s Well Known Seasoned Issuer (“WKSI”) status, we have an unlimited amount of debt securities registered for sale.

(b)	We have economically hedged the foreign currency risk of the notes through derivatives.

(c)	This is a perpetual program. As a bond matures, the principal amount becomes available for new issuances under the program.
Bank Credit Facilities
     Revolving Credit Facilities: We have entered into three unsecured revolving credit facilities with an original group of 35 banks for an aggregate amount of $6.5 billion, consisting of a $2.0 billion tranche that expires in October 2009, a $2.0 billion tranche that expires in October 2010, and a $2.5 billion tranche that expires in October 2011. These revolving credit facilities provide for interest rates that vary according to the pricing option selected at the time of borrowing. Pricing options include a base rate, a range from 0.25% over LIBOR to 1.85% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The credit facilities are subject to facility fees, currently 0.15% of amounts available. The fees are based on our current credit ratings and will change in the event of changes to our ratings. As of September 30, 2008, we had drawn the maximum amount available of $6.5 billion under our revolving credit facilities and interest was accruing on the outstanding loans at a fluctuating interest rate equal to the base rate. At September 30, 2008, the interest rate was 5.0%.
     Export Credit Facilities: We also entered into two ECA facilities in 1999 (“ECA 1999”) and 2004 (“ECA 2004”). The ECA 2004 is currently used to fund purchases of Airbus aircraft, while funds are no longer available to us under the ECA 1999. The loans made under the ECA facilities are used to fund 85% of each aircraft’s purchase price.
     In January 1999, we entered into ECA 1999 for up to a maximum of $4.3 billion for aircraft delivered through 2001. We used $2.8 billion of the amount available under this facility to finance purchases of 62 aircraft. Each aircraft purchased was financed by a ten-year fully amortizing loan with interest rates ranging from 5.753% to 5.898%. The loans are guaranteed by various European Export Credit Agencies. We have collateralized the debt by a pledge of the shares of a wholly-owned subsidiary that holds title to the aircraft financed under the facility. At September 30, 2008, $445 million was outstanding under the facility and the net book value of the related aircraft was $2.4 billion.
     In May 2004, we entered into ECA 2004 for up to a maximum of $3.64 billion, which can be used to purchase aircraft delivered through May 31, 2009. Funds become available under this facility when the various European Export Credit Agencies provide guarantees for aircraft based on a forward-looking calendar. The financing is for a ten-year fully amortizing loan per aircraft at an interest rate determined through a bid process. We have collateralized the debt by a pledge of the shares of a wholly-owned subsidiary that holds title to the aircraft financed under this facility. As of September 30, 2008, we had financed 40 aircraft using $2.75 billion under this facility and $2.0 billion was outstanding. The interest rates are either LIBOR based with spreads ranging from -0.04% to 0.02% or fixed rates ranging from 4.2% to 4.7%. The net book value of the related

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
aircraft was $2.9 billion at September 30, 2008. At September 30, 2008, the interest rates of the outstanding loans ranged from 2.83% to 4.71%.
     Under our ECA facilities, we may be required to segregate security deposits and maintenance reserves for particular aircraft into separate accounts in connection with certain credit rating downgrades. As a result of Moody’s October 3, 2008 downgrading of our long-term debt rating to Baa1, on October 17, 2008, we received notice from the security trustee of the ECA 2004 requiring us to segregate into separate accounts our security deposits and maintenance reserves, aggregating $148.8 million, relating to the aircraft funded under the facility. We have 90 days from the date of the notice to comply. Further ratings declines could impose additional restrictions under the ECA facilities. These may include a requirement to post letters of credit and may restrict additional borrowings under the ECA 2004.
     Term Loans: From time to time, we enter into funded bank financing arrangements. As of September 30, 2008, $1.1 billion was outstanding under these term loan agreements, which have varying maturities through February 2012. The interest rates are LIBOR-based with spreads ranging from 0.330% to 1.625%. At September 30, 2008, the interest rates ranged from 3.113% to 5.375%.
Subordinated Debt
     In December 2005, we entered into two tranches of subordinated debt totaling $1.0 billion. Both tranches mature on December 21, 2065, but each tranche has a different call option. The $600 million tranche has a call date of December 21, 2010, and the $400 million tranche has a call date of December 21, 2015. The tranche with the 2010 call date has a fixed interest rate of 5.90% for the first five years, and the tranche with the 2015 call date has a fixed interest rate of 6.25% for the first ten years. Each tranche has an interest rate adjustment if the call option for that tranche is not exercised. The new interest rate would be a floating rate, reset quarterly, based on the initial credit spread of 1.55% and 1.80%, respectively, plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury.
Loan from AIG
     As discussed above in “Recent Developments,” we borrowed approximately $1.67 billion from AIG Funding in September 2008 in order to pay our commercial paper and other obligations as they became due. We entered into an unsecured revolving credit agreement with AIG Funding to evidence these loans. Pursuant to this agreement, we may borrow up to $1.68 billion from time to time from AIG Funding. Interest on the loan varies monthly based on AIG Funding’s cost of funds. For September 2008, the interest rate on the loan was approximately 3.62%. AIG Funding may demand repayment of the loans under this facility at any time upon three business days’ prior written notice to us. AIG Funding, however, has agreed not to demand repayment of any loans outstanding under this facility if such demand would conflict with any of our other debt agreements. We can voluntarily prepay the loan in whole or in part at any time without penalty or premium subject to restrictions in our other debt agreements. The revolving credit agreement has a term of twelve months, but automatically renews each year unless terminated by both parties. Subsequent to September 30, 2008, the amount outstanding under the loan was paid in full.
Commercial Paper
     We have a $6.0 billion Commercial Paper Program. Under this program, we may borrow in minimum increments of $100,000 for periods from one day to 270 days. The weighted average interest rate of our commercial paper outstanding was 3.18% at September 30, 2008, and 4.63% at December 31, 2007.
     As previously discussed in “Recent Developments,” we became unable to issue new commercial paper in September 2008 as a result of the recent liquidity issues of our parent, AIG, the downgrading of our short-term debt ratings by Moody’s and S&P (S&P subsequently upgraded our short-term debt rating) and the overall economic conditions in the U.S. and global credit markets. As a result, in September 2008 we had to borrow approximately $1.67 billion from AIG Funding and subsequently draw down the maximum amount available on our unsecured revolving credit facilities of $6.5 billion. Since September 12, 2008, except as discussed below, we have not issued new commercial paper and we cannot determine when the commercial paper markets may be available to us again.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Commercial Paper Funding Facility
     On October 27, 2008, we were approved to participate in the CPFF to issue up to $5.7 billion of commercial paper. Under the CPFF, the NY Fed, through a special purpose vehicle (the “SPV”), will purchase eligible three-month unsecured and asset-backed U.S. dollar denominated commercial paper from eligible issuers. The maximum amount of commercial paper an issuer can sell to the SPV is equal to the greatest amount of U.S. dollar denominated commercial paper the issuer had outstanding during any day between January 1, 2008 and August 31, 2008. Unsecured commercial paper purchased by the CPFF will be discounted based on a rate equal to a spread over the three-month overnight index swap rate on the day of purchase. The CPFF program expires on April 30, 2009, with remaining funds outstanding at that date maturing through July 2009, unless extended by the Federal Reserve Board. Downgrades from S&P and Moody’s would adversely affect our ability to issue commercial paper under the CPFF.
     As of October 30, 2008, the Company has issued approximately $1.7 billion under the CPFF. The proceeds were used to repay the amount outstanding under our loan from AIG Funding. The commercial paper issued will be due January 28, 2009 and we will pay a lending rate of 2.78%. We expect to refinance the commercial paper when it matures, subject to the terms and conditions of the CPFF.
Derivatives
     In the normal course of business, we employ a variety of derivative products to manage our exposure to interest rates risks and foreign currency risks. We enter into derivative transactions only to economically hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements and currency swap agreements. At September 30, 2008, we had interest rate derivative contracts and foreign exchange derivative contracts that we accounted for as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS 133”). We had four foreign exchange derivative contracts that did not qualify for hedge accounting under SFAS 133 at March 31, 2007. At the beginning of the second quarter of 2007, we redesignated those contracts and at September 30, 2008, all our derivative contracts were accounted for as cash flow hedges, as defined by SFAS 133.
     When interest rate and foreign currency swaps are effective as cash flow hedges under the technical requirements of SFAS 133, they offset the variability of expected future cash flows, both economically and for financial reporting purposes. We have historically used such instruments to effectively mitigate foreign currency and interest rate risks. The effect of our ability to apply hedge accounting for the swaps is that changes in their fair values are recorded in OCI instead of in earnings for each reporting period. As a result, reported net income was not directly influenced by changes in fair value adjustments related to interest rates and currency rates for the three and nine month periods ended September 30, 2008.
     The counterparty to our derivative instruments is AIG Financial Products Corp. (“AIGFP”), a non-subsidiary affiliate. The derivatives are subject to a bilateral security agreement and a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. Failure of the instruments or counterparty to perform under the derivative contracts would have a material impact on our results of operations. As a result of adopting SFAS 157, we recorded in OCI adjustments related to our counterparty’s credit risk and liquidity risk aggregating $90.8 million and $142.0 million for the three and nine months ended September 30, 2008, respectively. In addition, we recorded an out-of-period adjustment of $51.2 million in earnings for the three months ended September 30, 2008. See “Effect of Out-of-Period Adjustment” under Note A of Notes to Condensed Consolidated Financial Statements.
Credit Ratings
     While neither AIG, nor any of its subsidiaries, is a co-obligor or guarantor of our debt securities, circumstances affecting AIG can have an impact on us, including our credit ratings. Our credit ratings have been downgraded concurrent with recent ratings actions taken on AIG by S&P, Moody’s, and Fitch Ratings, Inc (“Fitch”), most recently in September and October 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     The following table summarizes our current ratings and outlook by the respective nationally recognized rating agencies as of October 31, 2008.

Date of Last Action
Rating Agency	Short-term Debt	Long-term Debt	Credit Watch/Review	to These Ratings
Fitch	F1	A	Evolving	September 17, 2008
Moody’s	P-2	Baa1	Direction Uncertain	October 3, 2008
S&P	A-1	A-	Developing	September 17, 2008
     These credit ratings are the current opinions of the rating agencies. As such, they may be changed, suspended or withdrawn at any time by the rating agencies as a result of various circumstances including changes in, or unavailability of, information.
     While a ratings downgrade does not result in a default under any of our debt agreements, it could impose restrictions on our ability to borrow under the ECA 2004 facility. Additionally, a downgrade in our credit ratings could further adversely affect our ability to issue public debt, including commercial paper and medium term notes, obtain new financing arrangements or renew existing arrangements, and could increase the cost of such financing arrangements.
     The following summarizes our contractual obligations at September 30, 2008:
     Existing Commitments

	Commitments Due by Fiscal Year
	Total	2008	2009	2010	2011	2012	Thereafter
	(Dollars in thousands)
Public, Bank and Term Debt	$31,505,527	$1,859,081	$6,142,856	$6,497,975	$7,344,491	$4,172,315	$5,488,809

Commercial Paper	1,565,685	1,500,585	65,100	—	—	—	—

Subordinated Debt	1,000,000	—	—	—	—	—	1,000,000

Loan From AIG (a)	1,671,268	1,671,268	—	—	—	—	—

Interest Payments on Debt Outstanding (b)(c)(d)	7,803,433	455,702	1,472,084	1,144,562	789,796	438,725	3,502,564

Operating Leases (e)(f)	77,317	2,351	10,150	10,845	11,286	11,745	30,940

Pension Obligations (g)	3,065	432	467	507	547	553	559

Tax Benefit Sharing Agreement Due to AIG	85,000	—	85,000	—	—	—	—

Purchase Commitments (h)	16,902,500	735,300	2,602,900	242,700	309,000	977,800	12,034,800

Total	$60,613,795	$6,224,719	$10,378,557	$7,896,589	$8,455,120	$5,601,138	$22,057,672

Contingent Commitments

	Contingency Expiration by Fiscal Year
	Total	2008	2009	2010	2011	2012	Thereafter
	(Dollars in thousands)
AVGs (i)	$558,723	$—	$—	$—	$27,841	$78,950	$451,932

Lines of Credit	50,000	—	—	—	50,000	—	—

Total (j)	$608,723	$—	$—	$—	$77,841	$78,950	$451,932

(Table continued on following page)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(a)	The loan was paid in full subsequent to September 30, 2008. See Note H of Notes to Condensed Consolidated Financial Statements.

(b)	Future interest payments on floating rate debt are estimated using floating interest rate in effect at September 30, 2008.

(c)	Includes the effect of interest rate and foreign currency derivative instruments.

(d)	Does not include interest on Loan From AIG or Commercial Paper.

(e)	Excludes fully defeased aircraft sale-lease back transactions.

(f)	Amounts shown net of subleased office space.

(g)	Our pension obligations are part of intercompany expenses, which AIG allocates to us on an annual basis. The amount is an estimate of such allocation. The column “2008” consists of total estimated allocations for 2008 and the column “Thereafter” consists of the 2013 estimated allocation. The amount allocated has not been material to date.

(h)	Due to the Boeing strike the 2008 commitments will likely move to 2009.

(i)	From time to time, we participate with airlines, banks and other financial institutions to assist in financing aircraft by providing asset guarantees, put options, or loan guarantees collateralized by aircraft. As a result, should we be called upon to fulfill our obligations, we would have recourse to the value of the underlying aircraft.

(j)	Excluded from total contingent commitments are $105.6 million of uncertain tax liabilities. The amounts are included in Current taxes on our 2008 Condensed Consolidated Balance Sheet. The future cash flows to these liabilities are uncertain and we are unable to make reasonable estimates of the outflows.
Other Variable Interest Entities
     We have sold aircraft to entities owned by third parties, and from time to time we have issued asset value guarantees or loan guarantees related to the aircraft sold. We have determined that ten such entities, each owning one aircraft, are Variable Interest Entities (“VIEs”) in which we are deemed the primary beneficiary, as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities,” (“FIN 46R”). In accordance with FIN 46R, we consolidate these entities. The assets and liabilities of these entities are presented separately on our Condensed Consolidated Balance Sheets. We do not have legal control over and we do not own the assets, nor are we directly obligated for the liabilities of these entities.
     We have not established any other unconsolidated entities for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We have, however, from time to time established subsidiaries, entered into joint ventures or created other partnership arrangements with the limited purpose of leasing aircraft or facilitating borrowing arrangements.
Results of Operations

Three months ended September 30, 2008 versus 2007
     Revenues from rentals of flight equipment increased 6.1% to $1,267.5 million in 2008 from $1,195.1 million in 2007. The number of aircraft in our fleet increased to 950 at September 30, 2008, compared to 894 at September 30, 2007. Revenues from rentals of flight equipment increased (i) $99.7 million due to the addition of aircraft to our fleet that earned revenue during all or part of the three-month period ended September 30, 2008 compared to no or partial earned revenue for the same period in 2007; and (ii) $2.6 million due to higher lease rates for certain aircraft that were in our fleet during both periods.
     The increases were partially offset by (i) a $6.1 million decrease in lease revenue related to aircraft returned early by airlines that filed for bankruptcy protection during 2008 which earned revenue for only part of the three-month period ended September 30, 2008; (ii) a $11.7 million decrease related to aircraft in service during the three months ended September 30, 2007, and sold prior to September 30, 2008; and (iii) $12.1 million due to a decrease in the aggregate number of hours flown on which we collect overhaul revenue.
     Three aircraft in our fleet were not subject to a signed lease agreement or a signed letter of intent at September 30, 2008.
     In addition to leasing operations, we engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment on a principal and commission basis. Revenues

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
from flight equipment marketing decreased to $5.8 million in 2008 compared to $16.5 million in 2007. We sold two aircraft during the three months ended September 30, 2008, compared to two aircraft and one engine sold during the same period in 2007.
     Interest and other revenue decreased to $25.7 million in 2008 compared to $44.0 million in 2007 due to (i) $21.9 million decrease in bankruptcy settlements related to lessees who had previously filed for bankruptcy protection; (ii) an $8.4 million decrease in foreign exchange gains, net of losses; and (iii) other minor fluctuations aggregating a decrease of $1.7 million. The decreases were offset by (i) $11.3 million increase in forfeitures of customer deposits due to non-performance; and (ii) $2.4 million increase in interest income.
     Interest expense decreased to $394.3 million in 2008 compared to $417.6 million in 2007 as a result of a decrease in our composite interest rate. This savings was partially offset by an increase in average debt outstanding (excluding the effect of debt discount and foreign exchange adjustments), primarily borrowed to finance aircraft acquisitions, to $32.7 billion in 2008 compared to $31.2 billion in 2007.
     Our composite borrowing rates in the third quarters of 2008 and 2007, which include the effect of derivatives, were as follows:

	2008	2007	Decrease
Beginning of Quarter	4.74%	5.27%	0.53%
End of Quarter	5.01%	5.28%	0.27%
Average	4.88%	5.28%	0.40%
     We recorded gains of $0.1 million and $4.0 million primarily related to ineffectiveness of derivatives designated as cash flow hedges for the three months ended September 30, 2008 and 2007, respectively.
     Depreciation of flight equipment increased 6.1% to $475.1 million in 2008 compared to $447.8 million in 2007 due to the increased cost of the fleet.
     Provision for overhauls decreased to $75.3 million in 2008 compared to $81.8 million in 2007 due to an decrease in the aggregate number of hours flown, on which we collect overhaul revenue, which results in a decrease in the estimated future reimbursements.
     Flight equipment rent expense relates to two sale-leaseback transactions.
     Selling, general and administrative expenses increased to $51.7 million in 2008 compared to $33.3 million in 2007 due to (i) increased salary and employee related expenses of $9.8 million; (ii) increased operating expenses to support our growing fleet of $6.5 million; and (iii) other minor fluctuations aggregating an increase of $2.1 million.
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
     Our effective tax rate for the quarter ended September 30, 2008 increased to 35.7% from 32.8% for the same period in 2007 due to Internal Revenue Service (“IRS”) audit and interest adjustments related to the 2007 tax year recorded in 2008. Our effective tax rate continues to be impacted by minor permanent items and interest accrued on uncertain tax positions and prior period audit adjustments. Our reserve for uncertain tax positions increased by $18.4 million due to the continued uncertainty of tax benefits related to the Foreign Sales Corporation and Extraterritorial Income regimes, the benefits of which, if realized, would have a significant impact on our effective tax rate.
     On January 1, 2008, we adopted SFAS 157. As a result, we recorded a $142.0 million decrease in OCI relating to incorporation of counterparty credit risk and liquidity risk in the calculation of fair value of our derivative instruments for the three month period ended September 30, 2008. The adjustments include an out-of-period adjustment in the amount of $51.2 million which was credited to current period income and relates to the six months ended June 30, 2008. See Notes A, B and D of Notes to Condensed Consolidated Financial Statements. A portion of the adjustments relate to a foreign currency swap with a notional amount of €500

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
million that settled on October 9, 2008. The CVA and MVA adjustment calculation as of September 30, 2008, excluding the settled position, resulted in a decrease of $27.7 million in the aggregate adjustment. Other comprehensive loss increased to $75.2 million in 2008 compared to $58.5 million in 2007. The increase was primarily due to changes in the market value on derivatives qualifying for and designated as cash flow hedges under SFAS 133, including an out-of-period adjustment of $51.2 million, net of the reclassification of the foreign exchange component of cross currency swaps charged to income.
Nine months ended September 30, 2008 versus 2007
     Revenues from rentals of flight equipment increased 9.3% to $3,712.8 million in 2008 from $3,397.6 million in 2007. The number of aircraft in our fleet increased to 950 at September 30, 2008, compared to 894 at September 30, 2007. Revenues from rentals of flight equipment increased (i) $321.4 million due to the addition of aircraft to our fleet that earned revenue during all or part of the nine-month period ended September 30, 2008, compared to no or partial earned revenue for the same period in 2007; (ii) $29.2 million due to an increase in the number of aggregate number of hours flown on which we collect overhaul revenue; and (iii) $24.7 million due to higher lease rates for certain aircraft that were in our fleet during both periods.
     The increases were partially offset by (i) a $13.1 million charge related to the early termination of ten ATA lease agreements; (ii) a $15.6 million decrease in lease revenue related to aircraft returned early by airlines that filed for bankruptcy protection during the nine-month period ended September 30, 2008, which earned revenue for only part of the period; and (iii) a $31.4 million decrease related to aircraft in service during the period ended September 30, 2007, and sold prior to September 30, 2008.
     Three aircraft in our fleet were not subject to a signed lease agreement or a signed letter of intent at September 30, 2008.
     In addition to leasing operations, we engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment on a principal and commission basis. Revenues from flight equipment marketing increased to $45.0 million in 2008 compared to $21.3 million in 2007. We sold ten aircraft and one engine during the nine months ended September 30, 2008, compared to three aircraft and one engine during the same period in 2007.
     Interest and other revenue decreased to $69.4 million in 2008 compared to $84.6 million in 2007 due to (i) a $14.1 million decrease in bankruptcy settlements related to lessees who had previously filed for bankruptcy protection; (ii) a $9.7 million decrease in foreign exchange gains; (iii) a $3.0 million decrease in transaction fees received; and (iv) other minor fluctuations aggregating a decrease of $2.0 million. These decreases were partially offset by a $13.6 million increase in forfeitures of customer deposits due to non-performance.
     Interest expense decreased to $1,140.9 million in 2008 compared to $1,210.4 million in 2007 as a result of a decrease in interest rates. This savings was partially offset by an increase in average debt outstanding (excluding the effect of debt discount and foreign exchange adjustments), primarily borrowed to finance aircraft acquisitions, to $32.3 billion in 2008 compared to $29.9 billion in 2007.
     Our composite borrowing rates for the nine months ended September 30, 2008 and 2007, which include the effect of derivatives, were as follows:

	2008	2007	Decrease
Beginning of Nine months	5.16%	5.24%	0.08%

End of Nine months	5.01%	5.28%	0.27%

Average	5.08%	5.26%	0.18%
     We recorded charges of $7.4 million and $8.6 million primarily related to ineffectiveness of derivatives designated as cash flow hedges for the nine months ended September 30, 2008 and 2007, respectively.
     Depreciation of flight equipment increased 7.9% to $1,389.3 million in 2008 compared to $1,287.5 million in 2007 due to the increased cost of the fleet.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     Provision for overhauls increased to $226.1 million in 2008 compared to $210.2 million in 2007 due to an increase in the aggregate number of hours flown, on which we collect overhaul revenue, which results in an increase in the estimated future reimbursements.
     Flight equipment rent expense relates to two sale-leaseback transactions.
     Selling, general and administrative expenses increased to $136.6 million in 2008 compared to $116.7 million in 2007 due to (i) an increase in salaries and employee related expenses of $14.5 million; (ii) a write-down of a note receivable in the amount of $4.5 million; and (iii) a $6.6 million increase in operating expenses to support our growing fleet. These increases were offset by other fluctuations aggregating a decrease of $5.7 million.
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
     Our effective tax rate for the nine months ended September 30, 2008 increased slightly to 35.6% from 34.7% in 2007 due to IRS audit and interest adjustments related to the 2007 tax year recorded in 2008. Our effective tax rate continues to be impacted by minor permanent items and interest accrued on uncertain tax positions and prior period audit adjustments. Our reserve for uncertain tax positions increased by $45.5 million due to the continued uncertainty of tax benefits related to the Foreign Sales Corporation and Extraterritorial Income regimes, the benefits of which, if realized, would have a significant impact on our effective tax rate.
     On January 1, 2008, we adopted SFAS 157. As a result, we recorded a $142.0 million decrease in OCI relating to incorporation of counterparty credit risk and liquidity risk in the calculation of fair value of our derivative instruments for the nine months ended September 30, 2008 (see Notes D and E of Notes to Condensed Consolidated Financial Statements). The adjustments resulted from the increase of our counterparty’s credit default spreads in the amount of $13.5 million at January 1, 2008 and an additional adjustment of $128.5 million during the nine month period ended September 30, 2008. A portion of the adjustments relate to a foreign currency swap with a notional amount of €500 million that settled on October 9, 2008. The CVA and MVA adjustment calculation as of September 30, 2008, excluding the settled position, resulted in a decrease of $27.7 million in the aggregate adjustment. Other comprehensive loss increased to $81.4 million in 2008 compared to $47.6 million in 2007. The change was primarily due to the inclusion of the CVA adjustment of $142.0 million for the nine months ended September 30, 2008.

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
     We calculate the VaR with respect to the net fair value by using historical scenarios. This methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical information for interest rates and foreign exchange rates were used to construct the historical scenarios at September 30, 2008, and December 31, 2007. For each scenario, each financial instrument is re-priced. Scenario values for us are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum adverse deviation in net fair value incurred under these scenarios with 95% confidence (i.e. only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period is assumed in computing the VaR figure. The table below presents the average, high and low VaRs on a combined basis and of each component of market risk for us for the periods ended September 30, 2008 and December 31, 2007. The decrease in the VaR is due to an increase in lease revenue and a decrease in the U.S. Dollar yields and yield volatilities.

	ILFC Market Risk
	Nine months Ended			Year Ended
	September 30, 2008			December 31, 2007
	(Dollars in millions)
	Average	High	Low	Average	High	Low
Combined	$56.1	$96.2	$36.1	$70.0	$102.3	$38.5

Interest Rate	56.7	97.6	36.5	69.9	102.2	38.8

Currency	1.0	1.6	0.7	0.9	1.2	0.7

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934 as of September 30, 2008. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2008.

Variable Interest Entities

At September 30, 2008, our Condensed Consolidated Balance Sheet included assets and liabilities of $101.0 million and $9.1 million, respectively, related to Variable Interest Entities (“VIEs”). At December 31, 2007, the balances were $112.1 million and $7.0 million. In addition, we recorded a net loss of $3.2 million and $2.7 million for the nine months ended September 30, 2008 and 2007, respectively, related to those VIEs. Our assessment of disclosure controls and procedures, as described above, includes the Variable Interest Entities. Each of the VIEs has a discrete number of assets and we, as lender and guarantor to the VIEs, have been provided sufficient information to conclude that our procedures with respect to these VIEs are effective in providing reasonable assurance that the information required to be disclosed by us relating to these entities is reconciled, processed, summarized and reported within the periods specified by the Securities and Exchange Commission. However, management has been unable to assess the effectiveness of internal controls at those entities due to our inability to dictate or modify the control over financial reporting of those entities, or to assess those controls.

(B)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

In connection with the January 3, 2004 crash of our 737-300 aircraft on lease to Flash Airlines in Egypt, lawsuits were initially filed by the families of 122 of the 148 victims on the flight against us, Boeing, Honeywell International, Inc., and Parker-Hannifin Corporation in U.S. federal court in California and by the families of 2 of the victims against ILFC in U.S. federal court in Arkansas. Both cases in the U.S. were dismissed on the basis of forum non conveniens and refiled in the Courts of First Instance in France. These plaintiffs also sued Flash Airlines and its insurer in the same French court. As to the French case against the U.S. defendants involving 122 of the victims, on March 6, 2008, the Paris Appellate Court found that the particular Court of First Instance in France did not have jurisdiction over the U.S. defendants. This Paris appellate court decision is being appealed by the defendants to the French supreme court. In the meantime, however, the cases may be refiled against the U.S. defendants in California. We believe we are adequately covered in all these cases by the liability insurance policies carried by Flash Airlines and we have substantial defenses to the actions. We do not believe the outcome of these lawsuits will have a material effect on our consolidated financial condition, results of operations, or cash flows.
ITEM 1A. RISK FACTORS

Our business is subject to numerous risks and uncertainties, as described below and under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007 and in the sections above titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Industry Condition” and “Quantitative and Qualitative Disclosures about Market Risk.”

We operate as a supplier and financier to airlines. The risks affecting our airline customers are generally out of our control and impact our customers to varying degrees. As a result, we are indirectly impacted by all the risks facing airlines today. Our customers’ ability to compete effectively in the market place and manage these risks has a direct impact on us and our operating results.
The following risk factors update certain significant factors that may affect our business and operations described in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007 for recent developments:
•	Borrowing Risks

Liquidity Risk – We are dependent on our ability to borrow the funds needed to finance the purchase of aircraft and repay our existing debt obligations. Our liquidity is dependent on having continued access to debt markets and maintaining our credit ratings. We have historically fulfilled our short-term borrowing requirements through the issuance of commercial paper. In September 2008, due to a decrease in liquidity in the commercial paper market and the recent liquidity issues of AIG which led to downgrades of our short-term debt rating by Moody’s Investor Service, Inc. (“Moody’s”) and Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. (“S&P”) (S&P subsequently upgraded our short-term debt rating), we became unable to issue commercial paper under our commercial paper program. We cannot determine when the commercial paper markets may be available to us again. When commercial paper became unavailable to us, we borrowed approximately $1.67 billion from AIG Funding, an affiliate of American International Group, Inc. (“AIG”), to repay maturing commercial paper and other maturing obligations. Subsequently we drew down the maximum amount available on our unsecured revolving credit facilities of $6.5 billion. In October 2008, we

PART II. OTHER INFORMATION (CONTINUED)
repaid the amount outstanding under the loan from AIG Funding with the proceeds received from the issuance of commercial paper under the Federal Reserve Bank of New York’s (“NY Fed”) Commercial Paper Funding Facility (“CPFF”). We are looking at other ways to fund our purchase commitments of aircraft and future maturing obligations including secured financings. Under our existing debt agreements, we currently are permitted to enter into secured financings totaling up to 12.5% of Consolidated Tangible Net Assets, as defined in the debt agreements, currently an amount in excess of $4.0 billion. We anticipate that these secured financings together with internally generated funds will be sufficient to meet our liquidity needs through September 30, 2009. With insufficient liquidity we could potentially experience:
▪	An inability to acquire aircraft, for which we have signed contracts, resulting in lower growth, lost revenue, and strained manufacturer and customer relationships; and

▪	An inability to meet our debt maturities as they become due, resulting in payment defaults, non-compliance with debt covenants, further reduced credit ratings and an inability to access certain debt markets.
•	Other Risks
Credit Ratings – As a result of Moody’s October 3, 2008 downgrade of our long-term debt ratings, on October 17, 2008 we received notice from the security trustee of the 2004 ECA facility requiring us to segregate into separate accounts the 2004 security deposits and maintenance reserves, aggregating $148.8 million, relating to the aircraft funded under the 2004 facility. We have 90 days from the date of the notice to comply. Further ratings downgrades could:
▪	increase our borrowing costs; and

▪	Potentially prevent us from accessing certain capital markets, including imposing additional restrictions under our ECAs and making it more difficult for us to borrow under the 2004 ECA facility.
Key Personnel – We rely upon the knowledge and talent of our employees to successfully conduct business. The reduction in AIG’s common stock price has dramatically reduced the value of equity awards previously made to our key employees. A loss of key personnel could hurt our business.

Relationship with AIG – While neither AIG nor any of its subsidiaries is a co-obligor or guarantor of our debt securities, circumstances affecting AIG can have an impact on us. For example, concurrent with ratings actions recently taken on AIG by S&P, Moody’s and Fitch Ratings, Inc (“Fitch”), actions were taken, or statements were made, with respect to our ratings by Moody’s and S&P. As a result, we were no longer able to borrow under our commercial paper program and borrowed approximately $1.67 billion from an affiliate of AIG in September 2008 to repay maturing commercial paper and other general maturing obligations. Subsequent to September 30, 2008 we paid the amount outstanding under the loan in full when we were granted access to the CPFF. See Note H of Notes to Condensed Consolidated Financial Statements. We can give no assurance how further changes in circumstances related to AIG would impact us.

AIG Going Concern Consideration – In connection with the preparation of its quarterly report on Form 10-Q for the quarterly period ended September 30, 2008, AIG assessed its ability to continue as a going concern. After considering several factors as outlined in AIG’s Form 10-Q, AIG believes that it will have adequate liquidity to finance and operate its businesses and continue as a going concern for at least the next twelve months. However, it is possible that the actual outcome of one or more of AIG’s plans could be materially different or that one or more of its significant judgments or estimates could prove to be materially incorrect, which could raise substantial doubt about AIG’s ability to continue as a going concern. If AIG is not able to continue as a going concern, it could have a significant impact on our operations, including limiting our ability to issue new debt.

PART II. OTHER INFORMATION (CONTINUED)
Restrictive Covenants on our Operations – AIG recently experienced serious liquidity issues and on September 22, 2008 entered into an $85 billion revolving credit facility and a guarantee and pledge agreement with the Federal Reserve Bank of New York. We do not guarantee AIG’s obligations under the credit facility and none of our assets were pledged to secure AIG’s obligations under the credit facility.

We are, however, as a subsidiary of AIG, subject to the restrictive covenants under the facility. These covenants, among other things, restrict our ability to:
▪	incur debt;

▪	encumber our assets;

▪	make equity or debt investments in other parties; and

▪	impose restrictions on our ability to pay dividends and distributions to our equity holders.
These covenants may affect our ability to operate and finance our business as we deem appropriate. In addition, AIG is required to repay the credit facility primarily from proceeds on sales of assets, including businesses. On October 3, 2008 AIG indicated its intent to refocus on its core property and casualty insurance businesses, generate sufficient liquidity to repay the outstanding balance of its loan from the NY Fed and address its capital structure. AIG intends to retain the majority of its U.S. property and casualty and foreign general insurance businesses, and to retain an ownership interest in certain of its foreign life insurance operations. AIG is exploring divestiture opportunities for its remaining businesses. As of October 31, 2008, AIG has not specifically announced its intentions relating to ILFC.
For a detailed discussion of risk factors affecting us, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 6. EXHIBITS
          a) Exhibits

3.1*	Restated Articles of Incorporation of the Company.

3.2*	Amended and Restated By-Laws of the Company.

4.1	Supplemental Agency Agreement, dated September 5, 2008, among the Company, Citibank, N.A. and Dexia Banque Internationale à Luxembourg, société anonyme (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2008).

PART II. OTHER INFORMATION (CONTINUED)

4.2	The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.

12*	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1*	Certification of Chairman of the Board and Chief Executive Officer.

31.2*	Certification of Vice Chairman and Chief Financial Officer.

32.1*	Certification under 18 U.S.C., Section 1350.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL LEASE FINANCE CORPORATION

November 11, 2008	/s/ Steven F. Udvar-Hazy

STEVEN F. UDVAR-HAZY
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

November 11, 2008	/s/ Alan H. Lund

ALAN H. LUND
Vice Chairman and
Chief Financial Officer
(Principal Financial Officer)

November 11, 2008	/s/ Kurt H. Schwarz

KURT H. SCHWARZ
Senior Vice President,
Chief Accounting Officer and Controller
(Principal Accounting Officer)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit No.
3.1*	Restated Articles of Incorporation of the Company.

3.2*	Amended and Restated By-Laws of the Company.

4.1	Supplemental Agency Agreement, dated September 5, 2008, among the Company, Citibank, N.A. and Dexia Banque Internationale à Luxembourg, société anonyme (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2008).

4.2	The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.

12*	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1*	Certification of Chairman of the Board and Chief Executive Officer.

31.2*	Certification of Vice Chairman and Chief Financial Officer.

32.1*	Certification under 18 U.S.C., Section 1350.

*	Filed herewith