Form 10-K
period 2008-12-31
INTERNATIONAL LEASE FINANCE CORP
filed 2009-03-25
CIK 714311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________
Commission file number 001-31616

INTERNATIONAL LEASE FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

California	22-3059110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10250 Constellation Blvd., Suite 3400 Los Angeles, California (Address of principal executive offices)	90067 (Zip Code)

Registrant’s telephone number, including area code: (310) 788-1999

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

6.625% Notes due November 15, 2013	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

As of June 30, 2008 and March 24, 2009, there were 45,267,723 shares of Common Stock, no par value, outstanding, all of which were held by affiliates.

Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

INTERNATIONAL LEASE FINANCE CORPORATION

2008 FORM 10-K ANNUAL REPORT

PART I

Item 1.  Business

General

International Lease Finance Corporation (the “Company,” “ILFC,” “management,” “we,” “our,” “us”) primarily acquires new commercial jet aircraft from The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”) and leases these aircraft to airlines throughout the world. In addition to our leasing activity, we sell aircraft from our leased aircraft fleet to other leasing companies, financial services companies, and airlines. In some cases, we provide fleet management services to investors and/or owners of aircraft portfolios for a management fee. We have also provided asset value guarantees and a limited number of loan guarantees to the buyers of aircraft or to financial institutions for a fee. Additionally, we remarket and sell aircraft owned or managed by others for a fee.

As of December 31, 2008, we owned 955 jet aircraft, had nine additional aircraft in the fleet classified as finance and sales-type leases and provided fleet management services for 99 aircraft. See “Item 2. Properties — Flight Equipment.” At December 31, 2008, we had contracted with Boeing and Airbus to purchase 168 new aircraft, all negotiated in U.S. dollars, for delivery through 2019 with an estimated purchase price of $16.7 billion, of which 49 will deliver in 2009 with an estimated aggregate purchase price of $3.0 billion. See “Item 2. Properties — Commitments.”

We maintain a variety of flight equipment to provide a strategic mix and balance so as to meet our customers’ needs and to maximize our opportunities. To minimize the time that our aircraft are not leased to customers, we concentrate our aircraft purchases on models of new and used aircraft which we believe will have the greatest airline demand and operational longevity. To date, we have been able to purchase aircraft on terms which have permitted us to lease our aircraft portfolio at a profit.

We have generally financed our aircraft purchases through available cash balances, internally generated funds and debt financings. A combination of the challenges facing our parent, American International Group, Inc. (“AIG”), the downgrades in our credit ratings or outlooks by the rating agencies, and the turmoil in the credit markets have eliminated our ability to issue commercial paper and public unsecured debt. To fulfill our short-term liquidity needs in the third quarter of 2008, we borrowed approximately $1.7 billion from AIG Funding Inc., a subsidiary of our parent, to repay our maturing commercial paper obligations and other general obligations as they became due. Subsequently, we drew down the maximum available on our revolving credit facilities of $6.5 billion. We paid off the outstanding amount owed to AIG Funding with proceeds received from issuing commercial paper under the Federal Reserve Bank of New York (the “NY Fed”) Commercial Paper Funding Facility (“CPFF”), to which we were granted access in the fourth quarter of 2008. On January 21, 2009, S&P downgraded our long-term and short-term credit ratings and we ceased to have access to the CPFF. We repaid the amount borrowed under the CPFF on its maturity date of January 28, 2009. On March 12, 2009, we borrowed $800 million from AIG Funding to fund our contractual obligations through the end of March 2009. In order to meet our future liquidity needs we are currently seeking secured financings and AIG has approved an additional $900 million loan to be provided by AIG Funding on March 30, 2009 to fund our contractual obligations through the end of April 2009, which is subject to receiving consent of the NY Fed. We may need to seek additional funding from AIG which funding would be subject to the consent of the NY Fed. Without additional support from AIG or obtaining secured financing from a third party lender, in the future there could exist doubt concerning our ability to continue as a going concern. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consideration of ILFC’s Ability to Continue as a Going Concern.”

The airline industry is cyclical, economically sensitive and highly competitive. Our continued success is largely dependent on management’s ability to develop customer relationships for leasing, sales, remarketing and fleet management services with airlines and other customers best able to maintain their economic viability and survive in the competitive environment in which they operate.

The Company is incorporated in the State of California and its principal offices are located at 10250 Constellation Blvd., Suite 3400, Los Angeles, California 90067. Our telephone number, facsimile number and website address are (310) 788-1999, (310) 788-1990, and www.ilfc.com, respectively. Our SEC EDGAR filings are available, free of charge, on our website or by written request to us. The information on our website is not part of or incorporated by reference into this report.

We are an indirect wholly-owned subsidiary of AIG. AIG is a holding company which, through its subsidiaries, is engaged in a broad range of insurance and insurance-related activities in the United States of America (“U.S.”) and abroad. AIG’s primary activities include both general insurance and life insurance and retirement services operations. Other significant activities include financial services and asset management. The common stock of AIG is listed on, among others, the New York Stock Exchange. Starting in September 2008, AIG experienced a severe strain on its liquidity, which resulted in ratings downgrades on our debt and restricted our access to public debt markets. AIG has announced a significant restructuring of its businesses, including an intent to divest itself of various operations, including ILFC. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations — Our Relationship with AIG.”

Aircraft Leasing

We lease most of our aircraft under operating leases. The cost of the aircraft is not fully recovered over the term of the initial lease, and we retain the benefit as well as assume the risk of the residual value of the aircraft. In accordance with accounting principles generally accepted (“GAAP”) in the U.S., rentals are reported ratably as revenue over the lease term, as they are earned. The aircraft under operating leases are included as Flight equipment under operating lease on our Consolidated Balance Sheets and are depreciated to an estimated salvage value over the estimated useful lives of the aircraft. On occasion we enter into finance and sales-type leases where the full cost of the aircraft is substantially recovered over the term of the lease. With respect to these leases, we record lease payments received as a reduction in the net investment in the finance/sales-type leases and interest income using an interest rate implicit in the lease. The aircraft under finance and sales-type leases are recorded on our Consolidated Balance Sheets in Net investment in finance and sales-type leases. At December 31, 2008, we accounted for 955 aircraft as operating leases and nine aircraft as finance and sales-type leases.

The initial term of our current leases range in length from two years to 15 years with current maturities through 2020. See “Item 2. Properties — Flight Equipment” for information regarding scheduled lease terminations. We attempt to maintain a mix of short-, medium- and long-term leases to balance the benefits and risks associated with different lease terms and changing market conditions. Varying lease terms help to mitigate the effects of changes in prevailing market conditions at the time aircraft become eligible for re-lease or are sold.

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

To meet the needs of a number of airlines, a few of our leases are negotiated in Euros. As the Euro to U.S. dollar exchange rate fluctuates, airlines’ interest in entering into Euro denominated lease agreements will change. After we agree to the rental payment currency with an airline, the negotiated currency remains for the term of the lease. We have hedged 85% of our future Euro denominated lease payment cash flows, under leases that were in effect at March 11, 2005, through February 2010. The economic risk arising from foreign currency denominated leases has, to date, been immaterial to us.

Management obtains and reviews relevant business materials from all prospective lessees and purchasers before entering into a lease or extending credit. Under certain circumstances, the lessee may be required to obtain guarantees or other financial support from an acceptable financial institution or other third parties.

During the life of the lease, situations may lead us to restructure leases with our lessees. Historically, restructurings have involved the voluntary termination of leases prior to lease expiration, the arrangement of subleases from the primary lessee to another airline, the rescheduling of lease payments, and modifications of the length of the lease. When we repossess an aircraft, we frequently export the aircraft from the lessee’s jurisdiction. In the majority of these situations, we have obtained the lessee’s cooperation and the return and export of the aircraft was immediate. In some situations, however, the lessees have not fully cooperated in returning aircraft. In those cases we have taken legal action in the appropriate jurisdictions. This process has delayed the ultimate return and export of the aircraft. In addition, in connection with the repossession of an aircraft, we may be required to pay outstanding mechanic, airport, and navigation fees and other amounts secured by liens on the repossessed aircraft. These charges could relate to other aircraft that we do not own but were operated by the lessee. During 2008, 12 of our lessees filed for bankruptcy protection. See “Item 7. Management Discussion and Analysis of Financial Condition and Result of Operations — Overview — Aircraft Industry.”

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

From time to time, we are engaged as an agent for airlines and various financial institutions in the disposition of their surplus aircraft on a fee basis. We generally act as an agent under an exclusive remarketing contract whereby we agree to sell aircraft on a commercially reasonable basis within a fixed time period. These activities generally augment our primary activities and also serve to promote relationships with prospective sellers and buyers of aircraft. We may, from time to time, participate with banks, other financial institutions and airlines to assist in financing aircraft purchased by others and by providing asset value or loan guarantees collateralized by aircraft on a fee-basis.

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

Financing/Source of Funds

We purchase new aircraft directly from manufacturers and used aircraft from airlines and other owners. The purchase price of flight equipment is financed using internally generated funds, secured and unsecured commercial bank financings and the issuance of commercial paper and public and private debt. Since September 2008, a combination of the challenges facing our parent, AIG, the downgrades in our credit ratings or outlook by the rating agencies, and the turmoil in the credit markets have eliminated our ability to access the commercial paper and public unsecured debt markets. We are currently seeking secured financing to meet our future liquidity needs. We may also need to seek additional funding from AIG, which funding would be subject to the consent of the NY Fed. Without additional support from AIG or obtaining secured financing from a third party lender, in the future there could exist doubt concerning our ability to continue as a going concern. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consideration of ILFC’s Ability to Continue as a Going Concern.”

Customers

At December 31, 2008, 2007 and 2006, we leased aircraft to customers in the following regions:

	Customers by Region
	2008		2007		2006
	Number		Number		Number
	of		of		of
Region	Customers (a)%		Customers (a)%		Customers (a)%
Europe	84	48.3%	82	48.0%	75	47.8%
Asia and the Pacific	41	23.5	38	22.2	32	20.4
The Middle East and Africa	19	10.9	16	9.4	18	11.5
U.S. and Canada	17	9.8	25	14.6	23	14.6
Central and South America and Mexico	13	7.5	10	5.8	9	5.7

	174	100%	171	100%	157	100%

(a)	A customer is an airline with its own operating certificate.

Revenues include rentals of flight equipment to foreign airlines of $4,612,019,000 in 2008, $4,175,987,000 in 2007, and $3,604,495,000 in 2006, comprising 93.4%, 91.0% and 90.5%, respectively, of total Rentals of flight equipment revenue. See Note H of Notes to Consolidated Financial Statements.

The following table sets forth the dollar amount and percentage of total rental revenues attributable to the indicated geographic areas based on each airline’s principal place of business for the years indicated:

	2008		2007		2006
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Europe	$2,241,742	45.3%	$2,060,196	44.9%	$1,806,744	45.3%
Asia and the Pacific	1,432,252	29.0	1,229,141	26.8	1,011,655	25.4
The Middle East and Africa	558,553	11.3	528,095	11.5	419,460	10.5
U.S. and Canada	444,921	9.0	536,313	11.7	496,225	12.5
Central and South America and Mexico	265,980	5.4	233,866	5.1	250,864	6.3

	$4,943,448	100%	$4,587,611	100%	$3,984,948	100%

The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue in any year indicated below based on each airline’s principal place of business for the years indicated:

	2008		2007		2006
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

China	$835,722	16.9%	$714,181	15.6%	$563,299	14.1%
France	515,165	10.4	448,538	9.8	425,964	10.7

No single customer accounted for more than 10% of total revenues in any of the years disclosed.

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

Government Regulation

The U.S. Department of State (“DOS”) and the U.S. Department of Transportation (“DOT”), including the FAA, an agency of the DOT, exercise regulatory authority over air transportation in the U.S.

The DOS and DOT, in general, have jurisdiction over the economic regulation of air transportation, including the negotiation with foreign governments of the rights of U.S. carriers to fly to other countries and the rights of foreign carriers to fly to and within the U.S. We are not directly subject to the regulatory jurisdiction of the DOS and DOT or their counterpart organizations in foreign countries related to the operation of aircraft for public transportation of passengers and property.

Our relationship with the FAA consists of the registration with the FAA of those aircraft which we have leased to U.S. carriers and to a number of foreign carriers where, by agreement, the aircraft are to be registered in the U.S. When an aircraft is not on lease, we may obtain from the FAA, or its designated representatives, a U.S. Certificate of Airworthiness or a ferry flight permit for the particular aircraft.

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

Through its regulations, the DOC and the U.S. Department of the Treasury (through its Office of Foreign Assets Control) impose restrictions on the operation of U.S. made goods, such as aircraft and engines, in sanctioned countries. In addition, they impose restrictions on the ability of U.S. companies to conduct business with entities in those countries.

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

A bureau of the U.S. Department of Homeland Security, U.S. Customs and Border Protection, enforces regulations related to the export of our aircraft as well as the import of our aircraft into the U.S. for maintenance or lease and the importation of parts for installation on our aircraft. We monitor our imports and exports for compliance with U.S. Customs regulations.

As an indirect wholly-owned subsidiary of AIG, we are subject to examination and review by the U.S. Department of the Treasury’s Office of Thrift Supervision (“OTS”). In 1999, AIG became a unitary thrift holding company within the meaning of the Home Owners’ Loan Act when the Office of Thrift Supervision (“OTS”) granted AIG approval to organize AIG Federal Savings Bank. AIG is subject to OTS regulation, examination, supervision and reporting requirements. In addition, the OTS has enforcement authority over AIG and its subsidiaries. Among other things, this permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of AIG’s subsidiary savings association, AIG Federal Savings Bank.

Employees

We operate in a capital intensive rather than a labor intensive business. As of December 31, 2008, we had 180 full-time employees, which we considered adequate for our business operations. Management and administrative personnel will expand, as necessary, to meet our future growth needs. None of our employees is covered by a collective bargaining agreement and we believe that we maintain excellent employee relations. We provide certain employee benefits including retirement, health, life, disability and accident insurance plans, some of which are established and maintained by our parent, AIG.

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

The comprehensive liability insurance listed on certificates of insurance includes provisions for bodily injury, property damage, passenger liability, cargo liability and such other provisions reasonably necessary in commercial passenger and cargo airline operations. Such certificates of insurance list combined comprehensive single liability limits of not less than $500 million. As a result of the terrorist attacks on September 11, 2001, the insurance market unilaterally imposed a sublimit on each operator’s policy for third party war risk liability in the amount of $50 million. We require each lessee to purchase higher limits of third party war risk liability or obtain an indemnity from their government.

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

Code of Ethics and Conduct

Our employees are subject to AIG’s Code of Conduct designed to assure that all employees perform their duties with honesty and integrity. In addition, our directors and officers are subject to AIG’s Director, Executive Officer, and Senior Financial Officer Code of Business Conduct and Ethics. Both of these Codes appear in the Corporate Governance section of www.aigcorporate.com.

Forward-Looking Statements

This annual report on Form 10-K contains or incorporates statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-K and include statements regarding, among other matters, the state of the airline industry, our access to the capital markets, our ability to restructure leases and repossess aircraft, the structure of our leases, regulatory matters pertaining to compliance with governmental regulations and other factors affecting our financial condition or results of operations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and “should” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to vary materially from our future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry economic and business conditions, which will, among other things, affect demand for aircraft, availability and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives and environmental and safety requirements, as well as the factors discussed under “Item 1A. Risk Factors.” We do not intend, and undertake no obligation to, update any forward-looking information to reflect actual results or future events or circumstances.

Item 1A.  Risk Factors

We have been significantly and adversely affected by recent events in the marketplace, including challenges faced by AIG. Our business is also subject to numerous other risks and uncertainties as described below. Many of these risks are interrelated and the occurrence of certain of them could in turn cause the emergence, or exacerbate the effect, of others. Such a combination could materially increase the severity of the impact on us. As a result, should certain of these risks emerge, we may need additional support from AIG or additional secured financing. Without additional support from AIG or obtaining secured financing from a third party lender, in the future there could exist doubt concerning our ability to continue as a going concern. The numerous risks and uncertainties to which our business is subject are described below and in the section titled “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Liquidity Risk

We have historically depended on our access to the public debt markets and bank loans, in addition to our operating cash flows, to finance the purchase of aircraft and repay our maturing debt obligations. In September 2008, due to a decrease in liquidity in the commercial paper market and liquidity concerns with our parent, AIG, that led to downgrades of our short-term debt rating by Moody’s Investor Service, Inc. (“Moody’s”) and Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. (“S&P”) (S&P subsequently upgraded us in September 2008) we became unable to issue commercial paper. Since September 2008, due to the challenges facing AIG and the turmoil in the credit markets, we have also been unable to issue unsecured public debt. As a result, we had to borrow approximately $1.7 billion from AIG Funding Inc., a subsidiary of AIG, to repay maturing commercial paper and other maturing obligations, and we drew down the maximum amount available on our unsecured revolving credit facilities of $6.5 billion in the third quarter of 2008. We have since repaid the $1.7 billion loan to AIG Funding with proceeds received from issuing commercial paper under the CPFF, to which we were granted access in the fourth quarter of 2008. On January 21, 2009, S&P downgraded our long-term and short-term credit ratings and we ceased to have access to the CPFF. We repaid the amount borrowed under the CPFF on its maturity date of January 28, 2009. On March 12, 2009, we borrowed $800 million from AIG Funding to fund our contractual obligations through the end of March 2009.

We cannot determine when the commercial paper or public unsecured debt markets may be available to us again. We are therefore currently looking at other ways to fund our purchase commitments of aircraft and future maturing obligations, including through secured financings and additional support from AIG. Under our existing debt agreements, we and our subsidiaries are permitted to enter into secured financings totaling up to 12.5% of consolidated net tangible assets, as defined in the debt agreements, currently approximately $5.0 billion. Furthermore, it may be possible, subject to receipt of any required consents under the NY Fed facility and our bank facilities and term loans, for us to obtain secured financing without regard to the 12.5% consolidated net tangible asset limit referred to above by doing so through subsidiaries that qualify as non-restricted subsidiaries under our public debt indentures. We and our subsidiaries are currently permitted to incur up to $4.0 billion of new secured indebtedness pursuant to a waiver letter agreement with the NY Fed. AIG will need to obtain the NY Fed’s consent for us and our subsidiaries to incur new indebtedness in excess of $4.0 billion. AIG has approved an additional $900 million loan to be provided by AIG Funding on March 30, 2009 to fund our contractual obligations through the end of April 2009, which is subject to receiving consent of the NY Fed. We may need to seek additional funding from AIG, which funding would be subject to the consent of the NY Fed.

Because of the current credit markets and AIG’s announced plans to sell us, we may not be able to obtain secured financing from third parties on favorable terms, if at all. We cannot predict whether AIG can obtain the NY Fed’s consent to allow us to incur secured debt in excess of $4.0 billion or to allow AIG to provide additional support to us. If we are not able to obtain secured financing or additional support from AIG, we will have to pursue alternative strategies, such as selling aircraft. If we are unable to raise sufficient cash from these strategies, we may be unable to meet our debt obligations as they become due.

Borrowing Risks

Credit Ratings Downgrade Risk — Our ability to access the public debt markets and other financing sources is, in part, dependent on us maintaining investment grade credit ratings. In addition to affecting the availability of unsecured financing, credit ratings also directly impact our cost of financing. Since September 2008, we have experienced downgrades in our credit ratings or outlooks by the three major national recognized statistical rating organizations. Our credit rating downgrades, combined with externally generated volatility, have also resulted in unattractive funding costs in the public unsecured debt markets. As a result of Moody’s October 3, 2008 downgrade of our long-term debt rating to Baa1, in 2009 we were required to segregate into separate accounts the security deposits and maintenance reserves aggregating approximately $260 million relating to the aircraft funded under our 1999 and 2004 Export Credit Agency (“ECA”) Facilities. Moody’s further downgraded our long-term debt on March 17, 2009 to Baa2, which will require us to receive written consent from the agent of our 2004 ECA facility before we can fund future Airbus aircraft deliveries under the facility.

We do not anticipate improvement in our credit ratings until there is clarity related to our ownership structure. Further ratings downgrades could increase our borrowing costs, prevent us from regaining access to the public debt markets and impose additional restrictions on us under our ECA Facilities, making it more difficult for us to borrow under the 2004 ECA Facility.

Interest Rate Risk — We are impacted by fluctuations in interest rates. Our lease rates are generally fixed over the life of the lease. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. We manage the interest rate volatility and uncertainty by maintaining a balance between fixed and floating rate debt, through derivative instruments and through matching debt maturities with lease maturities.

The interest rates that we obtain on our debt financing are a result of several components including credit spreads, swap spreads and new issue premiums. These are all in addition to the underlying Treasury or LIBOR rates, as applicable. Volatility in our perceived risk of default, our parent’s risk of default, or in a market sector’s risk of default can all have an impact on our cost of funds.

Relationship with AIG

AIG as Our Parent Company — We are an indirect wholly-owned subsidiary of AIG. Although neither AIG nor any of its subsidiaries is a co-obligor or guarantor of our debt securities, circumstances affecting AIG have an impact on us. For example, concurrent with ratings actions taken on AIG by S&P, Moody’s, and Fitch Ratings, Inc. (“Fitch”), actions were taken, or statements were made, with respect to our ratings by Moody’s and S&P. As discussed above, credit rating downgrades can negatively impact our liquidity and cost of borrowing. We can give no assurance how further changes in circumstances related to AIG would impact us.

Restrictive Covenants on Our Operations — AIG recently experienced liquidity issues and on September 22, 2008 entered into a credit facility and a guarantee and pledge agreement with the NY Fed. We do not guarantee AIG’s obligations under the credit facility and none of our assets are pledged to secure AIG’s obligations under the credit facility. We are, however, as a subsidiary of AIG, subject to the covenants under the facility. These covenants, among other things, restrict our ability to:

•	incur debt;

•	encumber our assets;

•	enter into sale-leaseback transactions;

•	make equity or debt investments in other parties; and

•	pay dividends and distributions.

These covenants may affect our ability to operate and finance our business as we deem appropriate.

Potential Divestiture of ILFC from AIG — AIG is required to repay the credit facility with the NY Fed primarily from proceeds on sales of assets, including businesses. AIG has announced significant restructuring of its businesses, including an intent to divest itself of non-core businesses, including ILFC. We are currently being marketed for divestiture from AIG. If AIG sells 51% or more of our equity interests without our lenders’ consent, it would be an event of default under our bank term loans and revolving credit agreements and would allow our lenders to declare our debt immediately due and payable. In addition, an event of default or declaration of acceleration under our bank term loans and revolving credit agreements could also result in an event of default under our other debt agreements, including the indentures governing our public debt.

AIG as Our Counterparty of Derivatives — AIG Financial Products Corp. (“AIGFP”), a wholly-owned subsidiary of AIG with an explicit guarantee from AIG, is the counterparty of all our derivatives. If our counterparty is unable to meet its obligations under the derivative contracts, it would have a material impact on our financial results and cash flows.

AIG Going Concern Consideration — In connection with the preparation of its annual report on Form 10-K for the year ended December 31, 2008, AIG assessed its ability to continue as a going concern. After considering several factors as outlined in AIG’s Form 10-K filed on March 2, 2009, AIG’s management believes that it will have adequate liquidity to finance and operate its businesses, execute its asset disposition plan, and repay its obligations for at least the next twelve months. It is possible that the actual outcome of one or more of AIG’s plans could be materially different or that one or more of its significant judgments or estimates could prove to be materially incorrect or that the principal transactions disclosed in Note 23 to AIG’s Consolidated Financial Statements are not consummated. If one or more of these possible outcomes are realized, AIG may need additional U.S. government support to meet its obligations as they come due. If AIG is not able to meet its obligations as they come due, it will have a significant impact on our operations, including limiting our ability to issue new debt and to receive additional support from AIG.

Overall Airline Industry Risk

We operate as a supplier and financier to airlines. The risks affecting our airline customers are generally out of our control and impact our customers to varying degrees. As a result, we are indirectly impacted by all the risks facing airlines today. Our ability to succeed is dependent upon the financial strength of our customers. Their ability to compete effectively in the market place and manage these risks has a direct impact on us. These risks include:

•	Demand for air travel

•	Competition between carriers

•	Fuel prices and availability

•	Labor costs and stoppages

•	Maintenance costs

•	Employee labor contracts

•	Air traffic control infrastructure constraints

•	Airport access

•	Insurance costs and coverage

•	Heavy reliance on automated systems

•	Geopolitical events

•	Security, terrorism and war

•	Worldwide health concerns

•	Equity and borrowing capacity

•	Environmental concerns

•	Government regulation

•	Interest rates

•	Overcapacity

•	Natural disasters

To the extent that our customers are affected by these risk factors, we may experience:

•	a downward pressure on demand for the aircraft in our fleet and reduced market lease rates and lease margins;

•	a higher incident of lessee defaults, lease restructurings and repossessions affecting net income due to maintenance, consulting and legal costs associated with the repossession, as well as lost revenue for the time the aircraft are off lease and possibly lower lease rates from the new lessees;

•	a higher incident of situations where we engage in restructuring lease rates for our troubled customers which reduces overall lease revenue;

•	an inability to immediately place new and used aircraft when they become available through our purchase commitments and regular lease terminations on commercially acceptable terms, resulting in lower lease margins due to aircraft not earning revenue and resulting in payments for storage, insurance and maintenance; and

•	a loss if our aircraft is damaged or destroyed by an event specifically excluded from the insurance policy such as dirty bombs, bio-hazardous materials and electromagnetic pulsing.

Lessee Performance Risk

Our business depends on the ability of our airline customers to meet their obligations to us and if their ability materially decreases, it may negatively affect our business, financial condition, results of operations and cash flows, as discussed above in Overall Airline Industry Risk.

We manage lessee non-performance risk by obtaining security deposits and overhaul rentals as well as continuous monitoring of lessee performance and future outlook.

Airframe, Engine and Other Manufacturer Risks

The supply of jet transport aircraft, which we purchase and lease, is dominated by two airframe manufacturers, Boeing and Airbus, and a limited number of engine manufacturers. As a result, we are dependent on the manufacturers’ success in remaining financially stable, producing aircraft and related components which meet the airlines’ demands, both in type and quantity, and fulfilling their contractual obligations to us. Further, competition between the manufacturers for market share is intense and may lead to instances of deep discounting for certain aircraft types and may negatively impact our competitive pricing. Should the manufacturers fail to respond appropriately to changes in the market environment or fail to fulfill their contractual obligations, we may experience:

•	missed or late delivery of aircraft ordered by us and an inability to meet our contractual obligations to our customers, resulting in lost or delayed revenues, lower growth rates and strained customer relationships;

•	an inability to acquire aircraft and related components on terms which will allow us to lease those aircraft to customers at a profit, resulting in lower growth rates or a contraction in our fleet;

•	a marketplace with too many aircraft available, creating downward pressure on demand for the aircraft in our fleet and reduced market lease rates;

•	poor customer support from the manufacturers of aircraft and components resulting in reduced demand for a particular manufacturer’s product, creating downward pressure on demand for those aircraft in our fleet and reduced market lease rates for those aircraft; and

•	reduction in our competitiveness due to deep discounting by the manufacturers, which may lead to reduced market lease rates and may impact our ability to remarket or sell aircraft in our fleet.

Aircraft Related Risks

Residual Value — We bear the risk of re-leasing or selling the aircraft in our fleet that are subject to operating leases at the end of their lease terms. Operating leases bear a greater risk of realizations of residual values, because only a portion of the equipment’s value is covered by contractual cash flows at lease inception. In addition to factors linked to the aviation industry in general, other factors that may affect the value and lease rates of our aircraft include (i)  maintenance and operating history of the airframe and engines; (ii) the number of operators using the particular type of aircraft; and (iii) lease renegotiations with less favorable terms. If both demand for aircraft and market lease rates decrease and the conditions continue for an extended period, they could affect the market value of aircraft in our fleet and may result in impairment charges in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Flight Equipment.” Further, deterioration of aircraft values may create losses related to our aircraft asset value guarantees.

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

Other Risks

Key Personnel — Our senior management’s reputation and relationships with lessees and sellers of aircraft are a critical element of our business. The reduction in AIG’s common stock price has dramatically reduced the value of equity awards previously made to our key employees. The loss of the services of any of our executive officers or key employees could hurt our business. While a retention bonus plan has been granted for senior officers, there can be no assurance that we will be able to keep our executive officers and key employees.

Foreign Currency Risk — We are exposed to foreign currency risk through the issuance of debt denominated in foreign currencies and through leases negotiated in Euros. We manage the foreign currency risk by negotiating the majority of our leases in U.S. dollars and by hedging all the debt and part of lease payments denominated in foreign currencies through derivative instruments. If the Euro exchange rate to the U.S. dollar deteriorates, we will record less lease revenue on those lease payments that are not hedged.

Accounting Pronouncements — The Financial Accounting Standards Board (“FASB”) in coordination with its international counterpart, the International Accounting Standards Board (“IASB”), have begun a joint project to perform a comprehensive review of the U.S. and international accounting standards related to leasing. The FASB and IASB are expected to recommend new standards that may significantly affect our financial position and results of operations. We continue to monitor the activities of this joint project as it progresses.

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

At December 31, 2008, all of our fleet was Stage III compliant. This means that the aircraft hold or are capable of holding a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention or have been shown to comply with the Stage III noise levels set out in Section 36.5 of Appendix C of Part 36 of the Federal Aviation Regulations of the U.S. At December 31, 2008, the average age of aircraft in our fleet was 6.8 years.

The following table shows the scheduled lease terminations (for the minimum noncancelable period) by aircraft type for our operating lease portfolio at December 31, 2008:

Aircraft Type	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Total

737-300/400/500	3	16	10	9	8	7	1	1					55
737-600/700/800	5	23	34	28	24	19	21	25	10	7			196
757-200	3	13	10	14	8	8	5	2					63
767-200			1	1		1							3
767-300	2	6	11	11	6	6	7		1				50
777-200		3	13	8	6	2		5	1				38
777-300		2	3	1	1				8	10	6		31
747-300	1	1											2
747-400	1	1	8	6	1								17
MD-11			2		3	3							8
A300-600R/F						2	2		1	1			6
A310		5	1		1								7
A319		8	6	14	17	23	13	13	15	7	9		125
A320	4	18	18	20	21	32	10	21	3	5	4	4	160
A321	3	14	15	5	8	16		12	5				78
A330-200	1	9	7	11	11	8	3	2	3			2	57
A330-300	3	4	7	3	4	2	3	3					29
A340-300		3	5	3	3	1							15
A340-600					1	1	4	2	2	2	1		13

Total	26	126	151	134	123	131	69	86	49	32	20	6	953

The schedule excludes two aircraft which were not subject to lease at December 31, 2008, one of which was subsequently leased. As of March 15, 2009, leases covering 11 of the 26 aircraft with lease expiration dates in 2009 had been extended or leased to other customers.

Commitments

At December 31, 2008, we had committed to purchase the following new aircraft at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $16.7 billion for delivery as shown below. The recorded basis of aircraft may be adjusted upon delivery to reflect credits given by the manufacturers in connection with the leasing of aircraft.

Aircraft Type	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	Total

737-700/800(a)	12		5	5								22
777-300ER	4											4
787-8/9(a)				4	11	8	1	5	12	17	16	74
A319-100(b)	8	1										9
A320-200(a)	11	3										14
A321-200(a)	9	1										10
A330-200/300(a)	5											5
A350XWB-800/900/1000(a)						2	4	8	6			20
A380-800(c)					5	3	2					10

Total	49	5	5	9	16	13	7	13	18	17	16	168

(a)	We have the right to designate the size of the aircraft within the specific model type at specific dates prior to contractual delivery.

(b)	Subsequent to December 31, 2008, one A319-100 scheduled for delivery in 2009 has been delayed to 2011.

(c)	Subject to cancellation option by no later than June 30, 2010, which would reduce the total future purchase commitments.

We anticipate that a portion of the aggregate purchase price will be funded by incurring additional debt. The exact amount of the indebtedness to be incurred will depend, in part, upon the actual purchase price of the aircraft, which can vary due to a number of factors, including inflation.

The new aircraft listed above are being purchased pursuant to master agreements with each of Boeing and Airbus. These agreements establish the pricing formulas (which include certain price adjustments based upon inflation and other factors) and various other terms with respect to the purchase of aircraft. Under certain circumstances, we have the right to alter the mix of aircraft type ultimately acquired. As of December 31, 2008, we had made non-refundable deposits (exclusive of capitalized interest) with respect to the aircraft which we have committed to purchase of approximately $252 million with Boeing and $216 million with Airbus.

As of March 15, 2009, we had entered into contracts for the lease of new aircraft scheduled to be delivered through 2019 as follows:

	Number of	Number
Delivery Year	Aircraft	Leased	% Leased

2009	49	49	100%
2010	5	5	100%
2011	5	0	0%
2012	9	4	44%
2013	16	11	69%
Thereafter	84	20	24%

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

Facilities

Our principal offices are located at 10250 Constellation Blvd., Suite 3400, Los Angeles, California 90067. We occupy space under a lease which expires in 2015. As of December 31, 2008, we occupied approximately 127,000 square feet of office space. We have exercised an option to lease an additional 22,000 square feet starting in March 2009.

Item 3.	Legal Proceedings

In connection with the January 3, 2004 crash of our 737-300 aircraft on lease to Flash Airlines in Egypt, lawsuits were initially filed by the families of 122 of the 148 victims on the flight against us, Boeing, Honeywell International, Inc., and Parker-Hannifin Corporation in U.S. federal court in California and by the families of two of the victims against us in U.S. federal court in Arkansas. Both cases in the U.S. were dismissed on the basis of forum non conveniens and refiled in the Courts of First Instance in France. These plaintiffs also sued Flash Airlines and its insurer in the same French court. As to the French case against the U.S. defendants involving 122 of the victims, on March 6, 2008, the Paris Appellate Court found that the particular Court of First Instance in France did not have jurisdiction over the U.S. defendants. This Paris appellate court decision is being appealed by the defendants to the French supreme court. In the meantime, however, the cases may be refiled against the U.S. defendants in California. We believe we are adequately covered in all these cases by the liability insurance policies carried by Flash Airlines and we have substantial defenses to the actions. We do not believe the outcome of these lawsuits will have a material effect on our consolidated financial condition, results of operations, or cash flows.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are an indirect wholly-owned subsidiary of AIG and our common stock is not listed on any national exchange or traded in any established market. We paid and accrued dividends to our parent company of $46.4 million in 2008, $38.0 million in 2007 and $32.0 million in 2006. It is our intention to pay our parent company an annual dividend of at least 7% of net income subject to the dividend preference of any preferred stock outstanding. Under the most restrictive provisions of our borrowing arrangements, consolidated retained earnings at December 31, 2008 in the amount of approximately $2.0 billion were unrestricted as to the payment of dividends.

Item 6. Selected Financial Data

The following table summarizes selected consolidated financial data and certain operating information of the Company. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2008		2007		2006		2005		2004
	(Dollar amounts in thousands)
Operating Data:
Rentals of flight equipment	$4,943,448		$4,587,611		$3,984,948		$3,482,210		$2,955,524
Flight equipment marketing	46,838		30,613		71,445		66,737		77,664
Flight equipment marketing — securitization	—		—		—		—		32,854
Interest and other income	98,260		111,599		86,304		61,426		93,844
Total revenues	5,088,546		4,729,823		4,142,697		3,610,373		3,159,886
Expenses	3,993,825		3,814,938		3,426,590		2,936,190		2,491,779
Income before income taxes	1,094,721		914,885		716,107		674,183		668,107
Net income	703,125		604,366		499,267		438,349		462,006
Ratio of Earnings to Fixed Charges and Preferred Stock Dividends(a):	1.66	x	1.52	x	1.43	x	1.50	x	1.62	x
Balance Sheet Data:
Flight equipment under operating leases (net of accumulated depreciation)	$43,220,139		$41,797,660		$38,475,949		$34,748,932		$30,505,422
Net investment in finance and sales-type leases	301,759		307,083		283,386		308,471		307,466
Total assets	47,315,514		44,830,590		42,035,528		37,530,327		34,007,900
Total debt(b)	32,476,668		30,451,279		28,860,242		26,104,165		23,175,596
Shareholders’ equity	7,625,213		7,028,779		6,574,998		6,172,562		5,329,937

Other Data:
Aircraft lease portfolio at period end(c):
Owned	955		900		824		746		667
Subject to finance and sales-type leases	9		9		10		17		9
Aircraft sold or remarketed during the period	11		9		21		29		49

 (a) See Exhibit 12.

(b)	Includes subordinated debt, capital lease obligations and synthetic lease obligations when applicable and does not include foreign currency adjustment related to foreign currency denominated debt swapped into $US.

 (c) See “Item 2. Properties — Flight Equipment.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We primarily acquire new jet transport aircraft from Boeing and Airbus and lease these aircraft to airlines throughout the world. In addition to our leasing activity, we sell aircraft from our leased aircraft fleet to other leasing companies, financial services companies and airlines. In some cases, we provide fleet management services to investors and/or owners of aircraft portfolios for a management fee. We have also provided asset value guarantees and a limited number loan guarantees to buyers of aircraft or to financial institutions for a fee. Additionally, we remarket and sell aircraft owned or managed by others for a fee.

Our Fleet

During 2008, we took delivery of 66 new aircraft from Boeing and Airbus and sold 11 aircraft from our leased fleet. As of December 31, 2008, we owned 955 aircraft, had nine additional aircraft in the fleet classified as finance and sale-type leases, and provided fleet management services for 99 aircraft. We have contracted with Airbus and Boeing to buy 168 new aircraft for delivery through 2019 with an estimated purchase price of $16.7 billion, 49 of which will deliver during 2009. We anticipate the purchases to be financed in part by operating cash flows and in part by incurring additional debt.

Of the 168 aircraft on order, 74 are 787s from Boeing. The original contracted deliveries were scheduled from January 2010 through 2017, but Boeing has made several announcements concerning delays in the deliveries of the 787s and has periodically informed us that our 787 deliveries will be delayed. Current estimates indicate our first 787 delivery will be in July 2012. We have signed leases for 31 of the 74 787s on order. The leases are subject to cancellation clauses related to delays in delivery dates. As of March 15, 2009, there have been no cancellations. We are in active discussions with Boeing related to delay compensation and penalties for which we may be eligible. Under the terms of our 787 leases, particular lessees may be entitled to share in any compensation which we receive from Boeing for late delivery of the aircraft. Seven other Boeing aircraft originally scheduled for delivery during 2008 were delayed until 2009 due to a recent labor strike that ended in November 2008. We did not sign any new significant purchase agreements with the manufacturers during 2008.

Debt Financing

We have generally financed our aircraft purchases through available cash balances, internally generated funds and debt financings. A combination of the challenges facing our parent, AIG, the downgrades in our credit ratings or outlooks by the rating agencies, and the turmoil in the credit markets have eliminated our ability to issue commercial paper and public unsecured debt. To fulfill our short-term liquidity needs in the third quarter of 2008, we borrowed approximately $1.7 billion from AIG Funding Inc., a subsidiary of our parent, to repay our maturing commercial paper obligations and other general obligations as they became due. Subsequently we drew down the maximum available on our revolving credit facilities of $6.5 billion. We paid off the outstanding amount owed to AIG Funding with proceeds received from issuing commercial paper under the NY Fed Commercial Paper Funding Facility (“CPFF”), to which we were granted access in the fourth quarter of 2008. On January 21, 2009, S&P downgraded our long-term and short-term credit ratings and we ceased to have access to the CPFF. We repaid the amount borrowed under the CPFF on its maturity date of January 28, 2009. On March 12, 2009, we borrowed $800 million from AIG Funding to fund our contractual obligations through the end of March 2009. In order to meet our future liquidity needs we are currently seeking secured financings and AIG has approved an additional $900 million loan to be provided by AIG Funding on March 30, 2009 to fund our contractual obligations through the end of April 2009, which is subject to receiving consent of the NY Fed. See “Liquidity” below.

Aircraft Industry

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

Improvements seen in worldwide airline industry performance over the past few years and the resulting increase in demand for our aircraft had a positive effect on our 2008 financial results. We experienced significant increases in Income before income taxes in 2008 compared to 2007. The increases resulted from a number of positive factors impacting our business including an increase in the size of our fleet by 55 aircraft and an increase in lease rates for aircraft that have returned and been delivered to new lessees during the year. Despite these results, we are seeing financial stress to varying degrees across the airline industry largely precipitated by recent volatility in fuel costs, lower demand for air travel, tightening of the credit markets, and generally worsening economic conditions. We have seen airlines cancel routes, eliminate jobs, and retire aircraft in an attempt to reduce capacity. This financial stress is causing a slow-down in the airline industry which will likely have a negative impact on future lease rates and could begin to influence our future results. As a result of these conditions, 12 of our customers filed for bankruptcy protection during 2008; Alitalia Linee Aeree Italiane (“Alitalia”), Aloha Airlines (“Aloha”), ATA Airlines (“ATA”), Avia Jet (“Avia”), Eos Airlines (“EOS”), Frontier Airlines (“Frontier”), Inter Airlines (“Inter”), Sterling Airlines A/S (“Sterling”), Sun Country Airlines (“Sun Country”), TradeWinds Airlines, Inc., XL Leisure Group (“XL”), and Zoom Airlines, Ltd. (“Zoom”). These customers operated 38 of our aircraft. As of March 15, 2009, 11 of the 38 aircraft remain on lease with Alitalia, Frontier, and Sun Country, who are still operating. Of the remaining 27 aircraft, we have sold one and leased 24 to other airlines.

We recorded a charge for $13.1 million for rent adjustments related to ATA for the year ended December 31, 2008 and we did not earn $24.2 million of lease revenue related to the 28 owned aircraft that were previously operated by Alitalia, Aloha, ATA, Avia, EOS, Inter, Sterling, XL and Zoom.

We believe that these conditions will continue in 2009 and will have a negative impact on our future operating results through lower lease rates and increased costs associated with repossessing and deploying aircraft. There is a lag between changes in current market conditions and their impact on our results, as contracts signed during times of higher lease rates remain in effect. Therefore the current market conditions have yet to be fully reflected in our results.

At March 15, 2009, we have signed leases for all of our new aircraft deliveries through the end of 2010. Furthermore, our contractual purchase commitments for future new aircraft deliveries from 2010 to 2019 are at historic lows. For these reasons, we believe we are well positioned not only for an industry downturn, but to reap benefits from any opportunities a down market may present.

Consideration of ILFC’s Ability to Continue as a Going Concern

Recent Events and Current Situation

We have historically depended on our access to the public debt markets and bank loans, in addition to our operating cash flows, to finance the purchase of aircraft and repay our maturing debt obligations. We have been significantly and adversely affected by the recent events in the marketplace, including challenges faced by AIG, specifically:

•	In September 2008, due to a decrease in liquidity in the short term commercial paper market and liquidity concerns with AIG that led to downgrades of our short-term debt rating, we became unable to issue commercial paper. This market remains unavailable to us and we cannot determine when it may be available to us again.

•	Since September 2008, due to the challenges facing AIG and the turmoil in the credit markets, we have also been unable to issue unsecured public debt and we cannot determine when the unsecured public debt markets may be available to us again.

•	AIG experienced liquidity issues and on September 22, 2008, entered into a credit facility and a guarantee and pledge agreement with the NY Fed. We do not guarantee AIG’s obligations under the credit facility and none of our assets are pledged to secure AIG’s obligations under the credit facility. We are, however, as a subsidiary of AIG, subject to the covenants under the facility. These covenants, among other things, restrict our ability to:

•	incur debt;

•	encumber our assets;

•	enter into sale-leaseback transactions;

•	make equity or debt investments in other parties; and

•	pay dividends and distributions.

These covenants may affect our ability to operate and finance our business as we deem appropriate.

•	Under our existing debt agreements we and our subsidiaries are permitted to enter into secured financings totaling up to 12.5% of consolidated net tangible assets, as defined in the debt agreements, currently approximately $5.0 billion. Furthermore, it may be possible, subject to receipt of any required consents under the NY Fed facility and our bank facilities and term loans, for us to obtain secured financing without regard to the 12.5% consolidated net tangible asset limit referred to above by doing so through subsidiaries that qualify as non-restricted subsidiaries under our public debt indentures. We and our subsidiaries are currently permitted to incur up to $4.0 billion of new secured indebtedness pursuant to a waiver letter agreement with the NY Fed. AIG will need to obtain the NY Fed’s consent for us and our subsidiaries to incur new secured indebtedness in excess of $4.0 billion. Because of the current credit markets and AIG’s announced plans to sell us, we may not be able to obtain secured financing from third parties on favorable terms, if at all.

•	To repay our contractual obligations as they come due over the next twelve months, we will need additional sources of financing in excess of the $4 billion, and we may need to seek additional funding from AIG, which funding would be subject to the consent of the NY Fed.

•	We are currently being marketed for divestiture from AIG. If AIG sells 51% or more of our equity interests without our lenders’ consent, it would be an event of default under our bank term loans and revolving credit agreements and would allow our lenders to declare our debt immediately due and payable. Accordingly, any such sale of us by AIG would require consideration of these credit arrangements. In addition, an event of default or declaration of acceleration under our bank term loans and revolving credit agreements could also result in an event of default under our other debt agreements, including the indentures governing our public debt.

Management’s Plans

Because we cannot determine when the commercial paper or public unsecured debt markets may become available to us again, we are currently seeking other ways to fund our aircraft purchase commitments and future maturing obligations.

We are currently seeking the following sources of financing:

•	at December 31, 2008 we had approximately $800 million available for the financing of Airbus aircraft under our 2004 ECA facility; we financed one aircraft in January, two aircraft in February and four aircraft in March, 2009, respectively, under this facility. However, as a result of the most recent downgrade of our long-term credit rating by Moody’s to Baa2 on March 17, 2009, we will need written consent from the agent of our 2004 ECA facility before we can fund future Airbus aircraft deliveries under the facility;

•	we are currently seeking secured financings from banks and manufacturers. Under our existing debt agreements we and our subsidiaries are permitted to enter into secured financings totaling up to 12.5% of consolidated net tangible assets, as defined in the debt agreements, currently approximately $5.0 billion. Furthermore, it may be possible, subject to receipt of any required consents under the NY Fed facility and our bank facilities and term loans, for us to obtain secured financing without regard to the 12.5% consolidated net tangible asset limit referred to above by doing so through subsidiaries that qualify as non-restricted subsidiaries under our public debt indentures. We and our subsidiaries are currently permitted to incur up to $4.0 billion of new secured indebtedness pursuant to a waiver letter agreement with the NY Fed. AIG will need to obtain the NY Fed’s consent for us and our subsidiaries to incur new secured indebtedness in excess of $4.0 billion; and

•	sales of aircraft.

If the above sources of liquidity are not sufficient to meet our contractual obligations as they come due over the next twelve months, we will seek additional funding from AIG, which funding would be subject to the consent of the NY Fed.

On March 12, 2009, we borrowed $800 million from AIG Funding to fund our contractual obligations through the end of March 2009. The note is payable upon demand, but otherwise in full upon maturity, which will be the earlier of our sale by AIG and December 31, 2009. We must also use any proceeds from the secured financings we are seeking to repay the note. AIG has also approved an additional $900 million loan to be provided on the same terms by AIG Funding on March 30, 2009 to fund our contractual obligations through the end of April 2009, which is subject to receiving consent of the NY Fed. We have been advised by AIG that AIG will continue to support our short-term liquidity needs through the earlier of our sale or March 2010.

On March 2, 2009, AIG, the NY Fed, and the U.S. Department of the Treasury announced various restructuring transactions and the U.S. government issued a statement describing their commitment to continue to work with AIG to maintain its ability to meet its obligations as they come due.

Management’s Assessment and Conclusion

In assessing our current financial position, liquidity needs and ability to meet our obligations as they come due, management made significant judgments and estimates with respect to the potential financial and liquidity effects of our risks and uncertainties, including but not limited to:

•	credit ratings downgrade risk which could further prevent us from accessing public debt markets and our 2004 ECA facility;

•	potential divestiture of ILFC from AIG and the default provisions that could be triggered by a 51% change in ownership;

•	financing requirements for future debt repayments and aircraft purchase commitments; and

•	cash flows from operations, including potential non-performance of lessees and the mitigation of such impact on revenue due to repossession rights, security deposits and overhaul rentals.

Based on AIG’s continued commitment to support us and management’s plans as described above, and after consideration of the risks and uncertainties of such plans, management believes we will have adequate liquidity to finance and operate our business and repay our obligations for at least the next twelve months.

It is possible that the actual outcome of one or more of management’s plans could be materially different or that one or more of management’s significant judgments or estimates about the potential effects of the risks and uncertainties could prove to be materially incorrect.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, nor relate to the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

Liquidity

Starting in the third quarter of 2008, worldwide economic conditions began to significantly deteriorate. The decline in economic conditions resulted in highly volatile markets, a steep decline in equity markets, less liquidity, widening of credit spreads, and several prominent financial institutions seeking governmental aid. We entered the third quarter of 2008 with $109 million of cash and cash equivalents and had the following financing facilities available to us:

•	Commercial Paper: We had $4.6 billion in commercial paper outstanding and had access to borrow an additional $1.4 billion under our commercial paper program.

•	Revolving Credit Agreement: We had $6.5 billion in revolving credit facilities, all of which was available to us.

•	Public Debt: We had an automatic shelf registration statement effective with the Securities and Exchange Commission for the sale of an unlimited amount of debt securities. We had established two medium-term note programs under the registration statement. We had $900 million available under our retail note program and $3.3 billion available under our medium-term note program.

•	Euro Medium-Term Note Programme: We had approximately $3.2 billion available.

•	2004 ECA Facility: We had approximately $900 million available.

During the third quarter of 2008, AIG experienced increasing stress on its liquidity caused primarily by collateral calls on AIGFP’s super senior multi-sector credit default swap portfolio and AIG’s securities lending business. As a result of AIG’s liquidity issues, Moody’s and S&P downgraded our short-term debt ratings and long-term debt ratings (S&P subsequently upgraded our short-term rating in September 2008) and we became unable to issue commercial paper under our existing commercial paper program. To fulfill our short-term liquidity needs, we borrowed approximately $1.7 billion from AIG Funding Inc., a subsidiary of AIG, and paid off maturing commercial paper and other obligations. Subsequently we drew down the maximum amount available under our revolving credit agreements of $6.5 billion. We paid the outstanding amount owed to AIG Funding with proceeds received from issuing commercial paper under the CPFF, to which we were granted access in the fourth quarter of 2008. On January 21, 2009, S&P downgraded our long-term and short-term credit ratings and we ceased to have access to the CPFF. We repaid the amount borrowed under the CPFF on its maturity date of January 28, 2009. On March 12, 2009, we borrowed $800 million from AIG Funding to fund our contractual obligations through the end of March 2009.

As of the date of this report, we are still unable to access the commercial paper and public debt markets and have borrowed the maximum amount under our senior revolving credit facilities. At December 31, 2008 we had approximately $800 million available for the financing of new Airbus aircraft under our 2004 ECA facility. As a result of Moody’s October 3, 2008 downgrade of our long-term debt rating to Baa1, under the terms of our 1999 and 2004 ECA facilities, we were required in 2009 to segregate into separate accounts the security deposits and maintenance reserves aggregating approximately $260.0 million related to the aircraft funded under the facilities. Moody’s further downgraded our long-term debt on March 17, 2009 to Baa2, which will require us to receive written consent from the agent of our 2004 ECA facility before we can fund future Airbus aircraft deliveries under the facility. Further ratings declines could impose additional restrictions under the ECA facilities. These may restrict additional borrowings under the 2004 ECA facility.

Because we cannot determine when the commercial paper or public unsecured debt markets may become available to us again, we are currently seeking other ways to fund our purchase commitments of aircraft and future maturing obligations, including through secured financings and additional support from AIG. Under our existing debt agreements, we and our subsidiaries are permitted to enter into secured financings totaling up to 12.5% of consolidated net tangible assets, as defined in the debt agreements, currently approximately $5.0 billion. Furthermore, it may be possible, subject to receipt of any required consents under the NY Fed facility and our bank facilities and term loans, for us to obtain secured financing without regard to the 12.5% consolidated net tangible asset limit referred to above by doing so through subsidiaries that qualify as non-restricted subsidiaries under our public debt indentures. We and our subsidiaries are currently permitted to incur up to $4.0 billion of new secured indebtedness pursuant to a waiver letter agreement with the NY Fed. AIG will need to obtain the NY Fed’s consent for us and our subsidiaries to incur new secured indebtedness in excess of $4.0 billion. AIG has also approved an additional $900 million loan to be provided by AIG Funding on March 30, 2009 to fund our contractual obligations through the end of April 2009, which is subject to receiving consent of the NY Fed. We may need to seek additional funding from AIG, which funding would be subject to the consent of the NY Fed. Because of the current credit markets and AIG’s announced plans to sell us, we may not be able to obtain secured financing from third parties on favorable terms, if at all. We cannot predict whether AIG can obtain the NY Fed’s consent to allow us to incur new secured indebtedness in excess of $4.0 billion or to allow AIG to provide additional support to us.

Our Relationship with AIG

As discussed above, AIG experienced an unprecedented strain on its liquidity in the second half of 2008. This strain led to a series of transactions with the NY Fed and the U.S. Department of the Treasury.

AIG Loan from the NY Fed

As more fully described in AIG’s annual report on Form 10-K for the period ended December 31, 2008, in September 2008, AIG experienced a severe strain on its liquidity that resulted in AIG on September 22, 2008, entering into a revolving credit facility and a guarantee and pledge agreement with the NY Fed (as amended, the “Fed Credit Agreement”).

The Fed Credit Agreement obligations are guaranteed by certain AIG subsidiaries and the obligations are secured by a pledge of certain assets of AIG and its subsidiaries. We are not a guarantor of the Fed Credit Agreement obligations and have not pledged any assets to secure those obligations. We are, however, as a subsidiary of AIG, subject to covenants under the Fed Credit Agreement, including covenants that may, among other things, limit our ability to incur debt, encumber our assets, enter into sale-leaseback transactions, make equity or debt investments in other parties and pay distributions and dividends. AIG is required to repay the Fed Credit Agreement primarily from proceeds on sales of assets, including businesses. AIG is exploring divestiture opportunities for its non-core businesses and is currently seeking investors for the sale of ILFC.

AIG Going Concern Consideration

In connection with the preparation of its annual report on Form 10-K for the year ended December 31, 2008, AIG management assessed whether AIG has the ability to continue as a going concern. Based on the U.S. government’s continuing commitment, the agreements in principle and the other expected transactions with the NY Fed and the U.S. Department of the Treasury, AIG management’s plans to stabilize its businesses and dispose of its non-core assets, and after consideration of the risks and uncertainties to such plans, AIG management indicated in the AIG annual report on Form 10-K for the year ended December 31, 2008 that it believes that it will have adequate liquidity to finance and operate its businesses, execute its asset disposition plan and repay its obligations for at least the next twelve months. It is possible that the actual outcome of one or more of AIG management’s plans could be materially different, or that one or more of AIG management’s significant judgments or estimates about the potential effects of these risks and uncertainties could prove to be materially incorrect. If one of more of these possible outcomes is realized, AIG may need additional U.S. government support to meet its obligations as they come due. If AIG is not able to continue as a going concern it will have a significant impact on our operations, including limiting our ability to issue new debt and to receive additional support from AIG.

Our Potential Sale by AIG

We are currently being marketed for divestiture from AIG. If AIG sells 51% or more of our equity interests without our lenders’ consent, it would be an event of default under our bank term loans and revolving credit agreements and would allow our lenders to declare our debt immediately due and payable. Accordingly, any such sale of us by AIG would require consideration of these credit arrangements. In addition, an event of default or declaration of acceleration under our bank term loans and revolving credit agreements could also result in an event of default under our other debt agreements, including the indentures governing our public debt.

Debt Financings

We generally fund our operations, including aircraft purchases, through available cash balances, cash flows from operations, and debt financings. We borrow funds to purchase new and used flight equipment, make progress payments during aircraft construction and pay off maturing debt obligations. These funds are borrowed principally on an unsecured basis from various sources and include both public debt and bank facilities. At December 31, 2008, we were in compliance in all material respects with the covenants in our debt agreements.

During the year ended December 31, 2008, we borrowed $9.4 billion (excluding commercial paper and the loan from AIG Funding) and $3.4 billion was provided by operating activities. In addition, as discussed above in “Liquidity,” in September 2008 we borrowed approximately $1.7 billion from AIG Funding Inc., a subsidiary of AIG, which we repaid in October 2008 after we were granted access to the CPFF. The $9.4 billion borrowed includes the $6.5 billion borrowed under our unsecured revolving credit facilities to provide liquidity to repay our maturing commercial paper and other obligations as they become due. We have invested most of the unused borrowed cash in liquid investments, such as time deposits held at major banks, deposits in funds that purchase U.S.

government securities and overnight sweep accounts with original maturities of 60 days or less. We had $2.4 billion in cash and cash equivalents at December 31, 2008.

Our debt financing was comprised of the following at the following dates:

	December 31,	December 31,
	2008	2007
	(Dollars in thousands)

Public bonds and medium-term notes	$19,748,541	$21,360,020
Bank debt and other term debt	9,995,046	3,625,274
Subordinated debt	1,000,000	1,000,000

Total public debt, bank debt and subordinated debt	30,743,587	25,985,294
Commercial paper	1,752,000	4,498,555
Less: Deferred debt discount	(18,919)	(32,570)

Total debt financing	$32,476,668	$30,451,279

Selected interest rates and ratios which include the effect of derivative instruments:
Composite interest rate.	4.51%	5.16%
Percentage of total debt at fixed rate	63.89%	73.84%
Composite interest rate on fixed debt	5.41%	5.17%
Bank prime rate	3.25%	7.25%

The above amounts represent the anticipated settlement of our currently outstanding debt obligations. Certain adjustments required to present currently outstanding hedged debt obligations have been recorded and presented separately on the balance sheet, including adjustments related to foreign currency hedging and interest rate hedging activities. We have eliminated the currency exposure arising from foreign currency denominated notes by hedging the notes through swaps. Foreign currency denominated debt is translated into US dollars using exchange rates as of each balance sheet date. The foreign exchange adjustment for the foreign currency denominated debt hedged with derivative contracts was $338.1 million and $968.6 million at December 31, 2008 and 2007, respectively. Composite interest rates and percentages of total debt at fixed rates reflect the effect of derivative instruments. Our lower composite interest rate at December 31, 2008, compared to December 31, 2007, is driven by a decrease in short-term interest rates.

Public Bonds and Medium-Term Notes

We have issued debt under various public debt financing arrangements in the past. The interest rate on most of our public debt currently outstanding is effectively fixed for the terms of the notes. Although it is legally available, we currently are unable to utilize our automatic shelf registration statement, which includes a $10.0 billion medium-term note program and a $1.0 billion retail medium-term note program. In addition, we have a $7.0 billion Euro medium-term note programme, as described in the table below:

	Maximum		Issued as of	Issued as of
	Offering		December 31, 2008	March 15, 2009
	(Dollars in millions)

Registration statement dated August 16, 2006 (including $10.0 billion Medium-Term Note Program and $1.0 billion Retail Medium-Term Note Program)	Unlimited	(a)	$6,927	$6,927
Euro Medium-Term Note Programme dated September 2008(b)(c)	7,000		2,334	2,334

(a)	As a result of our Well Known Seasoned Issuer (“WKSI”) status, we have an unlimited amount of debt securities registered for sale.

(b)	We have hedged the foreign currency risk of the notes through foreign currency swaps.

(c)	This is a perpetual program. As a bond issue matures, the principal amount of that bond becomes available for new issuances under the program.

Bank Credit Facilities

Revolving Credit Facilities:  We have entered into three unsecured revolving credit facilities with an initial group of 35 banks for an aggregate amount of $6.5 billion, consisting of a $2.0 billion tranche that expires in October 2009, a $2.0 billion tranche that expires in October 2010, and a $2.5 billion tranche that expires in October 2011. These revolving credit facilities provide for interest rates that vary according to the pricing option selected at the time of borrowing. Pricing options include a base rate, a range from 0.25% over LIBOR to 1.85% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The credit facilities are subject to facility fees, currently 0.15% of amounts available. The fees are based on our current credit ratings and will change in the event of changes to our ratings. As of December 31, 2008, we had drawn the maximum amount available of $6.5 billion under our revolving credit facilities and interest was accruing on the outstanding loans at a LIBOR based interest rates ranging from 2.4% to 2.7%.

Export Credit Facilities:  We have two ECA facilities; the 2004 ECA Facility is currently used to fund purchases of Airbus aircraft, while funds are no longer available to us under the 1999 ECA Facility. The loans made under the ECA facilities are used to fund 85% of each aircraft’s net purchase price.

In January 1999, we entered into the 1999 ECA Facility for up to a maximum of approximately $4.3 billion for aircraft delivered through 2001. We used $2.8 billion of the amount available under this facility to finance purchases of 62 aircraft. Each aircraft purchased was financed by a ten-year fully amortizing loan with interest rates ranging from 5.753% to 5.898%. The loans are guaranteed by various European Export Credit Agencies. We have collateralized the debt by a pledge of the shares of a wholly-owned subsidiary that holds title to the aircraft financed under the facility. At December 31, 2008, approximately $365 million was outstanding under the facility and the net book value of the related aircraft was approximately $2.3 billion. Twenty-six of the loans outstanding under the 1999 ECA Facility are scheduled to mature during 2009.

In May 2004, we entered into the 2004 ECA Facility for up to a maximum of approximately $3.6 billion, which can be used to purchase aircraft delivered through May 31, 2009. Funds become available under this facility when the various European Export Credit Agencies provide guarantees for aircraft based on a forward-looking calendar. The financing is for a ten-year fully amortizing loan per aircraft at an interest rate determined through a bid process. We have collateralized the debt by a pledge of the shares of a wholly-owned subsidiary that holds title to the aircraft financed under this facility. As of December 31, 2008, we had financed 41 aircraft using approximately $2.8 billion under this facility and approximately $2.1 billion was outstanding. The interest rates are either LIBOR based or at fixed rates. At December 31, 2008, the interest rates of the outstanding loans ranged from 2.51% to 4.71%. The net book value of the related aircraft was approximately $2.9 billion at December 31, 2008. We financed one aircraft in January 2009, two aircraft in February 2009, and four aircraft in March 2009 under the 2004 ECA Facility.

Under our ECA facilities, we may be required to segregate security deposits and maintenance reserves for aircraft financed under the facilities into separate accounts in connection with certain credit rating downgrades. As a result of Moody’s October 3, 2008 downgrade of our long-term debt rating to Baa1, in 2009 we were required to segregate into separate accounts the security deposits and maintenance reserves, aggregating approximately $260.0 million, relating to the aircraft funded under the 1999 and 2004 ECA facilities. The amounts will fluctuate with changes in deposits, maintenance reserves, and debt maturities related to the aircraft funded under the facilities. As a result of our most recent downgrade of our long-term debt rating by Moody’s to Baa2 on March 17, 2009, we will need written consent from the agent of our 2004 ECA facility before we can fund future Airbus aircraft deliveries under the facility. Further ratings declines could impose additional restrictions under the ECA facilities. These may restrict additional borrowings under the 2004 ECA Facility.

Term Loans:  From time to time, we enter into funded bank financing arrangements. As of December 31, 2008, approximately $1.1 billion was outstanding under these term loan agreements, which have varying maturities through February 2012. The interest rates are LIBOR-based with spreads ranging from 0.300% to 1.625%. At December 31, 2008, the interest rates ranged from 2.15% to 4.36%.

Subordinated Debt

In December 2005, we entered into two tranches of subordinated debt totaling $1.0 billion. Both mature on December 21, 2065, but each tranche has a different call option. The $600 million tranche has a call date of December 21, 2010 and the $400 million tranche has a call date of December 21, 2015. The note with the 2010 call date has a fixed interest rate of 5.90% for the first five years. The note with the 2015 call date has a fixed interest rate of 6.25% for the first ten years. Each tranche has an interest rate adjustment if the call option for that tranche is not exercised. If the call option is not exercised, the new interest rate will be a floating rate, reset quarterly based on the initial credit spread of 1.55% and 1.80%, respectively, plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; or (iii) 30-year constant maturity treasury.

Commercial Paper

We have a $6.0 billion Commercial Paper Program. Under this program, we may borrow in minimum increments of $100,000 for periods from one day to 270 days. The weighted average interest rate of the outstanding commercial paper was 3.51%, 4.63%, and 5.30% at December 31, 2008, 2007, and 2006, respectively.

As previously discussed in “Item 7. Management Discussion and Analysis of Financial Condition and Result of Operations — Liquidity,” we became unable to issue new commercial paper in September 2008 as a result of the recent liquidity issues of our parent, AIG, the downgrading of our short-term debt ratings by Moody’s and S&P (S&P subsequently upgraded our short-term debt rating in September 2008), and the overall economic conditions in the U.S. and global credit markets. Since September 12, 2008, except as discussed below, we have not issued new commercial paper and we cannot determine when the commercial paper markets may be available to us again.

Commercial Paper Funding Facility

On October 27, 2008, we were approved to participate in the CPFF to issue up to $5.7 billion of commercial paper. Under the CPFF, the NY Fed, through a special purpose vehicle (the “SPV”), will purchase eligible three-month unsecured and asset-backed U.S. dollar denominated commercial paper that is rated at least A-1/P-1/F1 by two or more major national recognized statistical rating organizations. The maximum amount of commercial paper an issuer can sell to the SPV is equal to the greatest amount of U.S. dollar denominated commercial paper the issuer had outstanding during any day between January 1, 2008 and August 31, 2008. Unsecured commercial paper purchased by the CPFF is discounted based on a rate equal to a spread over the three-month overnight index swap rate on the day of purchase.

In October 2008, we issued approximately $1.7 billion under the CPFF. The proceeds were used to repay the amount outstanding under our loan from AIG Funding. The CPFF became unavailable to us following out credit ratings downgrade by S&P on January 21, 2009. We repaid the funds borrowed under the CPFF on its maturity date of January 28, 2009. See Note Q of Notes to Consolidated Financial Statements.

Derivatives

We employ a variety of derivative products to manage our exposure to interest rates risks and foreign currency risks. We enter into derivative transactions only to economically hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements and currency swap agreements. At December 31, 2008, we had interest rate derivative contracts and foreign currency derivative contracts that we accounted for as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended and interpreted (“SFAS 133”).

We had four foreign currency swaps that did not qualify for hedge accounting under SFAS 133 prior to April 1, 2007, when those contracts were redesignated. At December 31, 2008, all our eligible derivative contracts are designated as and accounted for as cash flow hedges in accordance with FAS 133.

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

The counterparty to our derivative instruments is AIGFP, a non-subsidiary affiliate. The derivatives are subject to a bilateral security agreement and a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. Failure of the instruments or counterparty to perform under the derivative contracts would have a material impact on our results of operations and cash flows. As a result of adopting SFAS No. 157,“Fair Value Measurements” (“SFAS 157”), we recorded in OCI adjustments related to our counterparty’s credit risk and liquidity risk aggregating $19.8 million for the year ended December 31, 2008. The calculation of counterparty credit and liquidity risk is based on a model using, among other inputs, credit default swap spreads. Other types of models or analysis using different inputs acceptable under SFAS 157 could result in materially different estimates.

Credit Ratings

The following table summarizes our current ratings and outlook by the respective nationally recognized rating agencies.

Rating Agency	Short-Term Debt	Long-Term Debt	Credit Watch/Review	Date of Last Action

Fitch	F1	A	Evolving	September 17, 2008
Moody’s	P-2	Baa2	Negative	March 17, 2009
S&P	A-2	BBB+	Developing	January 21, 2009

These credit ratings are the current opinions of the rating agencies. As such, they may be changed, suspended or withdrawn at any time by the rating agencies as a result of various circumstances including changes in, or unavailability of, information.

While a ratings downgrade does not result in a default under any of our debt agreements, it could impose restrictions on our ability to borrow under the 2004 ECA Facility. As a result of the most recent downgrade of our long-term debt rating by Moody’s to Baa2 on March 17, 2009, we will, under our 2004 ECA debt agreement, need written consent from the agent of our 2004 ECA facility before we can fund future Airbus aircraft deliveries under the facility. Additionally, a downgrade in our credit ratings could adversely affect our ability to issue public debt, obtain new financing arrangements or renew existing arrangements, and could increase the cost of such financing arrangements. Our credit ratings downgrade by S&P on January 21, 2009, made borrowing under the CPFF unavailable to us.

The following table summarizes our contractual obligations at December 31, 2008.

Existing Commitments

	Commitments Due by Year
	Total	2009	2010	2011	2012	2013	Thereafter
	(Dollars in thousands)

Public, Bank and Term Debt	$29,743,587	$6,170,438	$6,505,267	$7,427,213	$4,105,107	$3,824,970	$1,710,592
Commercial Paper	1,752,000	1,752,000	—	—	—	—	—
Subordinated Debt	1,000,000	—	—	—	—	—	1,000,000
Interest Payments on Debt Outstanding(a)(b)	7,079,131	1,318,951	1,056,829	750,811	443,131	263,128	3,246,281
Operating Leases(c)	81,770	10,470	11,515	11,958	12,439	12,938	22,450
Pension Obligations(d)	8,999	1,346	1,405	1,463	1,526	1,595	1,664
Tax Benefit Sharing Agreement Due to AIG	85,000	85,000	—	—	—	—	—
Purchase Commitments	16,677,100	3,027,800	242,700	205,000	639,400	2,277,900	10,284,300

Total	$56,427,587	$12,366,005	$7,817,716	$8,396,445	$5,201,603	$6,380,531	$16,265,287

Contingent Commitments

	Contingency Expiration by Year
	Total	2009	2010	2011	2012	2013	Thereafter
	(Dollars in thousands)

Asset Value Guarantees(e)	$560,726	$—	$—	$27,841	$78,950	$96,003	$357,932
Lines of Credit	50,000	—	50,000	—	—	—	—

Total(f)	$610,726	$—	$50,000	$27,841	$78,950	$96,003	$357,932

(a)	Future interest payments on floating rate debt are estimated using floating interest rates in effect at December 31, 2008.

(b)	Includes the effect of interest rate and foreign currency derivative instruments.

(c)	Excludes fully defeased aircraft sale-lease back transactions. Minimum rentals have not been reduced by minimum sublease rentals of $8,955 in the future under non-cancellable subleases.

(d)	Our pension obligations are a part of intercompany expenses, which AIG allocates to us on an annual basis. The amount is an estimate of such allocation. The column “Thereafter” consists of the 2014 estimated allocation. The amount allocated has not been material to date.

(e)	From time to time we participate with airlines, banks, and other financial institutions to assist in financing aircraft by providing asset value or loan guarantees collateralized by aircraft. As a result, should we be called upon to fulfill our obligations, we would have recourse to the value of the underlying aircraft. To the extent that the value of the underlying aircraft is less than the guarantee, we would record a loss. Guarantees entered into after December 31, 2002, are recorded at fair value in accordance with FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees at Indebtedness of Others.” See Note A of Notes to Consolidated Financial Statements.

(f)	Excluded from total contingent commitments are $121.5 million of unrecognized tax benefits, excluding interest and penalties. The future cash flows of these liabilities are uncertain and we are unable to make reasonable estimates of the outflows. Also see Note G of Notes to Consolidated Financial Statements.

Results of Operations

2008 Compared to 2007

Revenues from rentals of flight equipment increased 7.8% to $4,943.4 million in 2008 from $4,587.6 million in 2007. The number of aircraft in our fleet increased to 955 at December 31, 2008 compared to 900 at December 31, 2007. Revenues from rentals of flight equipment increased (i) $415.9 million due to the addition of aircraft to our fleet that earned revenue during all or part of the year ended December 31, 2008 compared to no or partial earned revenue during 2007; (ii) $29.7 million due to higher lease rates for certain aircraft that were in our fleet during both periods; and (iii) a $2.9 million straight-line rent adjustment. The increases were partially offset by (i) a $38.8 million decrease related to aircraft in service during the period ended December 31, 2007 and sold prior to December 31, 2008; (ii) a $24.1 million decrease in lease revenue related to aircraft returned early by airlines that filed for bankruptcy protection during the year ended December 31, 2008; (iii) a $16.7 million decrease due to a decrease in the number of hours flown, on which we collect overhaul revenue; and (iv) a $13.1 million charge related to the early termination of ten ATA lease agreements. We had two aircraft in our fleet that were not subject to a signed lease agreement or a signed letter of intent at December 31, 2008, one of which was subsequently leased.

In addition to leasing operations, we engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment on a principal and commission basis. Revenues from flight equipment marketing increased to $46.8 million in 2008, compared to $30.6 million in 2007 due to an increase in the number of, and the different types of, flight equipment sold in 2008 compared to 2007. During the year ended December 31, 2008, we sold 11 aircraft, one of which was accounted for as a sales-type lease. During the same period in 2007, we sold nine aircraft, one of which was accounted for as a finance lease and one of which was converted from an operating lease to a sales-type lease. We also sold one engine during each of the years ended December 31, 2008 and 2007.

Interest and other revenue decreased to $98.3 million in 2008 compared to $111.6 million in 2007 due to (i) a decrease in settlements or sale of claims against bankrupt airlines of $21.6 million; (ii) lower foreign exchange gains of $11.5 million; and (iii) lower management and other miscellaneous fees aggregating a decrease of $10.6 million. These decreases were offset by (i) an increase in deposit forfeitures for nonperformance by customers in the amount of $18.8 million and (ii) higher interest revenues of $11.6 million.

Interest expense decreased to $1,576.7 million in 2008 compared to $1,612.9 million in 2007 as a result of lower short-term interest rates offset by (i) an increase in average debt outstanding (excluding the effect of debt discount and foreign exchange adjustments), primarily borrowed to finance aircraft acquisitions, to $31.5 billion in 2008 compared to $29.7 billion in 2007 and (ii) a $29.3 million put fee related to bonds issued in 1997. Our average composite interest rate decreased to 4.84% in 2008 from 5.20% in 2007.

Our composite borrowing rates fluctuated as follows from December 2005 to December 2008:

ILFC Composite Interest Rates and Prime Rates

We account for derivatives under SFAS 133. Income effect from derivatives, net of change in hedged items due to changes in foreign exchange rates was expenses of $39.9 million and $5.3 million for the years ended December 31, 2008 and 2007, respectively. The 2007 income effect includes a $16.0 million expense from derivatives with no hedge accounting treatment under SFAS 133, net of foreign exchange gain or loss on the economically hedged item. We began applying hedge accounting for all our swap contracts at the beginning of the second quarter of 2007. The 2008 income effect includes $22.1 million of losses on matured swaps. If hedge accounting under SFAS 133 is not applied during the entire life of the derivative, or the hedge is not perfectly effective for some part of its life, a gain or loss will be realized at the maturity of the swap. See Note M of Notes to Consolidated Financial Statements.

Depreciation of flight equipment increased 7.4% to $1,864.7 million in 2008 compared to $1,736.3 million in 2007 due to the increased cost of the fleet to $55.4 billion in 2008 from $52.2 billion in 2007. We performed impairment reviews of aircraft in our fleet as required by SFAS 144. No impairments have been recognized related to aircraft, as the existing service potential of the aircraft in our portfolio has not been diminished. Further, we have been able to re-lease the aircraft without diminution in lease rates to an extent that would warrant an impairment write down.

Provision for overhauls decreased to $264.6 million in 2008 compared to $290.1 million in 2007 due to (i) a decrease in the aggregate number of hours flown, on which we collect overhaul revenue, which results in a decrease in the estimated future reimbursements and (ii) a decrease in actual and expected overhaul related expenses.

Selling, general and administrative expenses increased to $183.4 million in 2008 compared to $152.3 million in 2007 due to (i) an increase of $21.5 million in employee-related expenses and (ii) an increase of $13.8 million in operating expenses to support our growing fleet. The increases were offset by minor savings aggregating $4.2 million.

Other expenses consists of (i) a charge of $18.1 million related to a write-off of a secured note to fair value (see Note L of Notes to the Consolidated Financial Statements) and (ii) a charge of $28.5 million related to a notes receivable secured by aircraft which became uncollectible when Alitalia filed for bankruptcy protection and rejected the leases of the aircraft securing the note. The charge reflects the difference between the fair market value of the aircraft received and the net carrying value of the note.

Our effective tax rate for the year ended December 31, 2008 increased to 35.8% in 2008 from 33.9% in 2007. The increase is primarily due to IRS audit and interest adjustments related to 2007 and previous tax years recorded in 2008. Our effective tax rate continues to be impacted by minor permanent items and interest accrued on uncertain tax positions and prior period audit adjustments. Our reserve for uncertain tax positions increased by $51.0 million due to the continued uncertainty of tax benefits related to the Foreign Sales corporation and Extraterritorial Income regimes, the benefits of which, if realized, would have a significant impact on our effective tax rate.

In 2002 and 2003 we participated in certain tax planning activities with our parent, AIG and related entities, which provided certain tax and other benefits to the AIG consolidated group. As a result of our participation, ILFC’s liability to pay tax under our tax sharing agreement increased. AIG agreed to defer $245.0 million of this liability until 2007 ($160.0 million) and 2009 ($85.0 million). The liability is recorded in Tax benefit sharing payable to AIG on the Consolidated Balance Sheet.

Accumulated other comprehensive (loss) income was $(168.1) million and $(106.2) million at December 31, 2008 and 2007, respectively, primarily due to changes in market values of cashflow hedges. See Note E of Notes to the Consolidated Financial Statements.

Results of Operations

2007 Compared to 2006

Revenues from rentals of flight equipment increased 15.1% to $4,587.6 million in 2007 from $3,984.9 million in 2006. The number of aircraft in our fleet increased to 900 at December 31, 2007 compared to 824 at December 31, 2006. Revenues from rentals of flight equipment increased (i) $532.0 million due to the addition of aircraft to our fleet that earned revenue during all or part of the year ended December 31, 2007 compared to no or partial earned revenue for the same period in 2006; (ii) $26.4 million due to higher lease rates on certain aircraft that were in our fleet during both periods; and (iii) $96.0 million due to an increase in the number of leases which include overhaul provisions, resulting in an increase in the aggregate number of hours flown, on which we collect overhaul revenue. The increases were offset by a $51.7 million decrease related to aircraft in service during the period ended December 31, 2006 and sold prior to December 31, 2007. Each aircraft in our fleet was subject to a signed lease agreement or a signed letter of intent at December 31, 2007.

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

We account for derivatives under SFAS 133. Income effect from derivatives, net of change in hedged items due to changes in foreign exchange rates was an expense of $5.3 million and a $49.7 million benefit for the years ended December 31, 2007 and 2006, respectively. The income effect includes expense from derivatives with no hedge accounting treatment under SFAS 133, net of foreign exchange gain or loss on the economically hedged item, of $16.0 million in 2007 compared to $36.8 million benefit in 2006. We began applying hedge accounting for all our swap contracts at the beginning of the second quarter of 2007. At December 31, 2006, we had four contracts that did not qualify for hedge accounting. See Note M of Notes to Consolidated Financial Statements.

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

Selling, general and administrative expenses increased to $152.3 million in 2007 compared to $148.1 million in 2006 due to (i) an increase of $9.6 million in 2007 employee-related expenses compared to 2006 and (ii) a $3.9 million charge taken in 2007 related to dissolving a joint venture. The increases were offset by (i) a charge in the amount of $9.1 million related to a Canadian court ruling taken in 2006 which did not reoccur in 2007 (see Note J of Notes to the Consolidated Financial Statements) and (ii) other minor savings aggregating $0.2 million.

Other expenses consist of a $20.1 million charge related to a notes receivable write-down in 2006 related to a lessee under bankruptcy protection.

Our effective tax rate for the year ended December 31, increased to 33.9% in 2007 from 30.3% in 2006. The increase is primarily due to a complete phase-out of the Extraterritorial Income Act benefit exclusion as of December 31, 2006 as a result of the 2004 enactment of the American Jobs Creation Act and a complete phase out of Foreign Sales Corporation benefits. The result of the phase out was an increase in the provision for income taxes of $51.6 million for the year ended December 31, 2007 compared to the same period in 2006, which increased our effective tax rate by 5.6%. See Note G of Notes to Consolidated Financial Statements.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue, depreciation, overhaul reserves, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

We believe the following critical accounting policies, can have a significant impact on our results of operations, financial position and financial statement disclosures, and may require subjective and complex estimates and judgments.

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

Flight Equipment Marketing: Flight equipment marketing consists of revenue generated from the sale of flight equipment and commissions generated from leasing and sales of managed aircraft. Flight equipment sales are recorded when substantially all of the risks and rewards of ownership have passed to the new owner. Provisions for retained lessee obligations are recorded as reductions to Flight equipment marketing at the time of the sale.

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

Flight Equipment: Flight equipment under operating leases is stated at cost. Purchases, major additions and modifications and interest on deposits during the construction phase are capitalized. The lessee provides and pays for normal maintenance and repairs, airframe and engine overhauls and compliance with return conditions of flight equipment returned from lease. We generally depreciate passenger aircraft, including those acquired under capital leases, using the straight-line method over a 25-year life from the date of manufacture to a 15% residual value. For freighter aircraft, depreciation is computed on the straight-line basis to a zero residual value over its useful life of 35 years. When an aircraft is out of production, management evaluates the residual value of the aircraft type, and depreciates the aircraft using the straight-line method over a 25-year life from the date of manufacture to an established residual value for each aircraft type. Due to the significant cost of aircraft carried in Flight equipment under operating leases on our Consolidated Balance Sheets, any change in the assumption of useful life or residual values for all aircraft could have a significant impact on our results of operations.

At the time assets are retired or sold, the cost and accumulated depreciation are removed from the related accounts and the difference, net of proceeds, is recorded as a gain or loss.

Management is very active in the airline industry and reviews issues affecting our fleet on a quarterly basis, including events and circumstances that may affect impairment of aircraft values (e.g. residual value, useful life and current and future revenue generating capacity). Management evaluates aircraft in the fleet, as necessary, based on these events and circumstances in accordance with SFAS 144 at least annually. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These evaluations for impairment are significantly impacted by estimates of future revenues and other factors which involve some amount of uncertainty. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Estimated cash flows consist of current contractual lease rates, future projected lease rates and estimated scrap values for each aircraft. The factors considered in estimating the undiscounted cash flows may change in future periods due to changes in contracted lease rates, economic conditions, technology, airline demand for a particular aircraft type and many of the risk factors discussed in Item 1A. “Risk Factors.” We have, to date, not recorded any impairment charges related to aircraft.

Derivative Financial Instruments: We employ a variety of derivative instruments to manage our exposure to interest rate risks and foreign currency risks. We account for derivative instruments in accordance with SFAS 133. Accounting for derivatives is very complex. All derivatives are recognized on the balance sheet at their fair value. We obtain the values on a quarterly basis from AIG. When hedge treatment is achieved under SFAS 133, the changes in market values related to the effective portion of the derivatives are recorded in other comprehensive income or in income, depending on the designation of the derivative as a cash flow hedge or a fair value hedge. The ineffective portion of the derivative contract is recorded in income. At designation of the hedge, we choose a method of effectiveness assessment, which we must use for the life of the contract. We use the “hypothetical derivative method” when we assess effectiveness. The calculation involves setting up a hypothetical derivative that mirrors the hedged item, but has a zero-value at the hedge designation date. The cumulative change in market value of the actual derivative instrument is compared to the cumulative change in market value of the hypothetical derivative. The difference is the calculated ineffectiveness and is recorded in income.

Fair Value Measurements: We measure the fair value of financial instruments in accordance with SFAS 157 on a recurring basis, when required. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We measure the fair value of derivative assets and liabilities on a recurring basis. Our derivatives are not traded on an exchange and are inherently more difficult to value. AIG provides us the recurring valuations of our derivative instruments. AIG has established and documented a process for determining fair values. AIG’s valuation model includes a variety of observable inputs, including contractual terms, interest rate curves, foreign exchange rates, yield curves, credit curves, measures of volatility, and correlations of such inputs.

We also measure the fair value of certain assets and liabilities on a non-recurring basis, when GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable. These assets include aircraft and notes receivable. Liabilities include AVGs. We principally use the income approach to measure the fair value of these assets and liabilities. The income approach is based on the present value of cash flows from contractual lease agreements and projected future lease payments, including contingent rentals, net of expenses, which extend to the end of the aircraft’s economic life in its highest and best use configuration, as well as a disposition value based on expectations of market participants.

Income Taxes: We are included in the consolidated federal income tax return of AIG. Our tax provision is calculated on a separate return basis, adjusted to give recognition to the effects of net operating losses, foreign tax credits and the benefit of the Foreign Sales Corporation and Extraterritorial Income Exclusion provisions of the Internal Revenue Code to the extent they are currently realizable in AIG’s consolidated return. To the extent the benefit of a net operating loss is not utilized in AIG’s tax return, AIG will reimburse us upon the expiration of the loss carry forward period as long as we are still included in AIG’s consolidated federal tax return and the benefit would have been utilized if we had filed a separate consolidated federal income tax return. We calculate our provision using the asset and liability approach in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This method gives consideration to the future tax consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on currently enacted tax rates. Deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”

On February 14, 2008, the FASB issued FASB Staff Position 157-1, “Application of SFAS No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13.”

In October 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations.”

In December 2007, the FASB issued SFAS 160, “Noncontrolling interest in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.”

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.”

In April 2007, the FASB directed the FASB Staff to issue FSP No. FIN 39-1, “Amendment of FIN No. 39.”

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”

In September 2008, the FASB issued FASB Staff Position No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An amendment of FASB Statement No. 133 and FASB Interpretation No. 45.”

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.”

For further discussion of these recent accounting standards and their application to us, see Note A of Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Measuring potential losses in fair values has recently become the focus of risk management efforts by many companies. Such measurements are performed through the application of various statistical techniques. One such technique is Value at Risk (“VaR”), a summary statistical measure that uses historical interest rates and foreign currency exchange rates and equity prices and estimates the volatility and correlation of these rates and prices to calculate the maximum loss that could occur over a defined period of time given a certain probability.

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

We calculate the VaR with respect to the net fair value by using historical scenarios. This methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical information for interest rates and foreign exchange rates were used to construct the historical scenarios at December 31, 2008 and 2007. For each scenario, each financial instrument is re-priced. Scenario values for our operations are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum adverse deviation in net fair market value incurred by these scenarios with 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period is assumed in computing the VaR figure. The following table presents the average, high and low VaRs on a combined basis and of each component at market risk for our operations with respect to its fair value for the periods ended December 31, 2008 and 2007. The VaR decreased, despite the year-to-year growth in lease income, primarily due to significant decreases in the U.S. dollar yields and yield volatilities.

ILFC Market Risk

	December 31, 2008			December 31, 2007
	Average	High	Low	Average	High	Low
	(Dollars in millions)

Combined	$53.2	$96.2	$36.1	$70.0	$102.3	$38.5
Interest Rate	53.7	97.6	36.5	69.9	102.2	38.8
Currency	1.0	1.6	0.7	0.9	1.2	0.7

Item 8.  Financial Statements and Supplementary Data

The response to this Item is submitted as a separate section of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the year covered by this annual report. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

ILFC management, including the Certifying Officers, conducted an assessment of the effectiveness of ILFC’s internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ILFC management has concluded that, as of December 31, 2008, ILFC’s internal control over financial reporting was effective based on the criteria in Internal Control — Integrated Framework issued by the COSO.

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

Variable Interest Entities

Our consolidated balance sheets include assets in the amount of $98.7 million and $112.1 million and liabilities in the amount of $10.7 million and $7.0 million at December 31, 2008 and 2007, respectively, and we recorded net losses of $2.3 million, $3.8 million, and $7.5 million for the years ended December 31, 2008, 2007, and 2006, respectively, related to Variable Interest Entities (“VIEs”). Our assessment of disclosure controls and procedures, as described above, includes the VIEs. Each of the VIEs has a discrete number of assets and we, as lender and guarantor to the VIEs, have been provided sufficient information to conclude that our procedures with respect to these VIEs are effective in providing reasonable assurance that the information required to be disclosed by us relating to these entities is reconciled, processed, summarized and reported within the periods specified by the Securities and Exchange Commission and is accumulated and communicated to our management, including the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. However, management has been unable to assess the effectiveness of internal control over financial reporting at those entities, due to our inability to dictate or modify the controls of those entities, or to assess those controls.

(C) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the year ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 14.  Principal Accountant Fees and Services

Aggregate fees for professional services rendered to us by PricewaterhouseCoopers LLP (“PwC”) for the years ended December 31, 2008 and 2007, were:

	2008	2007
Audit Fees(a)	$1,300,000	$1,300,000
Tax Fees(b)	412,000	398,890

Total Fees	$1,712,000	$1,698,890

(a)	Audit Fees consist of fees for professional services provided in connection with the audits of our financial statements, services rendered in connection with our registration statements filed with the Securities and Exchange Commission, the delivery of consents and the issuance of comfort letters. This also includes Sarbanes-Oxley Section 404 work performed at ILFC for AIG’s 2008 and 2007 assessment.

(b)	Tax Fees consist of the aggregate fees for services rendered for tax compliance, tax planning and tax advice.

AIG’s audit committee approves all audit and non-audit services rendered by PwC.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

FORM 10-K
Items 8, 15(a), and 15(b)

INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following consolidated financial statements of the Company and its subsidiaries required to be included in Item 8 are listed below:

The following financial statement schedule of the Company and its subsidiaries is included in Item 15(a)(2):

Report of Independent Registered Public Accounting Firm on Financial Statements Schedule	77

Schedule Number	Description	Page

II	Valuation and Qualifying Accounts	78

All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

The following exhibits of the Company and its subsidiaries are included in Item 15(b):

Exhibit
Number	Description

3.1	Restated Articles of Incorporation of the Company (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).
3.2	Amended and Restated By-Laws of the Company (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).
4.1	Indenture dated as of November 1, 1991, between the Company and U.S. Bank Trust National Association (successor to Continental Bank, National Association), as Trustee (filed as an exhibit to Registration Statement No. 33-43698 and incorporated herein by reference).
4.2	First supplemental indenture, dated as of November 1, 2000, to the Indenture between the Company and U.S. Bank Trust National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
4.3	Second Supplemental Indenture, dated as of February 28, 2001, to the Indenture between the Company and U.S. Bank Trust National Association (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).
4.4	Third Supplemental Indenture, dated as of September 26, 2001, to the Indenture between the Company and U.S. Bank Trust National Association (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).
4.5	Indenture dated as of November 1, 2000, between the Company and the Bank of New York, as Trustee (filed as an exhibit to Registration No. 333-49566 and incorporated herein by reference).
4.6	The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
4.7	First Supplemental Indenture, dated as of August 16, 2002 to the indenture between the Company and the Bank of New York (filed as Exhibit 4.2 to Registration Statement No. 333-100340 and incorporated herein by reference).

Exhibit
Number	Description

4.8	Fourth Supplemental Indenture, dated as of November 6, 2002, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
4.9	Fifth Supplemental Indenture, dated as of December 27, 2002, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
4.10	Sixth Supplemental Indenture, dated as of June 2, 2003, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).
4.11	Seventh Supplemental Indenture, dated as of October 8, 2004, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 8-K dated October 14, 2004 and incorporated herein by reference).
4.12	Eighth Supplemental Indenture, dated as of October 5, 2005, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).
4.13	Ninth Supplemental Indenture, dated as of October 5, 2006, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).
4.14	Tenth Supplemental Indenture, dated as of October 9, 2007, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).
4.15	Agency Agreement (Amended and Restated), dated September 15, 2006, by and among the Company, Citibank, N.A. and Dexia Banque Internationale à Luxembourg, société anonyme (filed as an exhibit to Form 8-K, event date September 20, 2006, and incorporated herein by reference).
4.16	Supplemental Agency Agreement, dated September 7, 2007, among the Company, Citibank, N.A. and Dexia Banque Internationale à Luxembourg, société anonyme (filed as an exhibit to Form 8-K, event date September 7, 2007, and incorporated herein by reference).
4.17	Supplemental Agency Agreement, dated September 5, 2008, among the Company, Citibank, N.A. and Dexia Banque Internationale à Luxembourg, société anonyme (filed as an exhibit to Form 8-K, event date September 8, 2008, and incorporated herein by reference).
4.18	Indenture, dated as of August 1, 2006, between the Company and Deutsche Bank Trust Company Americas, as Trustee (filed as Exhibit 4.1 to Registration Statement No. 333-136681 and incorporated herein by reference).
10.1	Aircraft Facility Agreement, dated as of May 18, 2004, among Whitney Leasing Limited, as borrower, the Company, as guarantor and the Bank of Scotland and the other banks listed therein providing up to $2,643,660,000 (plus related premiums) for the financing of aircraft (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference) and, as most recently amended, as of May 30, 2006, to increase the size of the facility to $3,643,660,000, May 30, 2007, to extend the termination until May 2008, and May 29, 2008, to extend the termination until May 2009 (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference).
10.2	$2,000,000,000 Five-Year Revolving Credit Agreement, dated as of October 15, 2004, among the Company, CitiCorp USA, Inc., as Administrative Agent, and the other financial institutions listed therein (filed as an exhibit to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).
10.3	Amendment No. 1 to the $2,000,000,000 Five-Year Revolving Credit Agreement dated as of October 15, 2004, among the Company, CitiCorp USA, Inc., as Administrative Agent, and the other financial institutions listed therein (filed as an exhibit to Form 8-K, event date October 18, 2006, and incorporated herein by reference).

Exhibit
Number	Description

10.4	$2,000,000,000 Five-Year Revolving Credit Agreement dated as of October 14, 2005, among the Company, CitiCorp USA, Inc as Administrative Agent, and the other financial institutions listed therein (filed as an exhibit to Form 8-K, event date October 14, 2005, and incorporated herein by reference).
10.5	Amendment No. 1 to the $2,000,000,000 Five-Year Revolving Credit Agreement dated as of October 14, 2005, among the Company, CitiCorp USA, Inc., as Administrative Agent, and the other financial institutions listed therein (filed as an exhibit to Form 8-K, event date October 18, 2006, and incorporated herein by reference).
10.6	$2,500,000,000 Five-Year Revolving Credit Agreement, dated as of October 13, 2006, among the Company, CitiCorp USA, Inc., as Administrative Agent, and the other financial institutions listed therein (filed as an exhibit to Form 8-K event date October 18, 2006 and incorporated herein by reference).
12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.
23	Consent of PricewaterhouseCoopers LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman of the Board and Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice Chairman, Chief Financial Officer and Chief Accounting Officer.
32.1	Certification under 18 U.S.C., Section 1350.

Report of Independent Registered Public Accounting Firm

To The Shareholders and Board of Directors
of International Lease Finance Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the consolidated financial position of International Lease Finance Corporation, a wholly-owned subsidiary of American International Group, Inc. (“AIG”), and its subsidiaries (the “Company”) at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the U.S. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note A to the consolidated financial statements, the Company is currently being marketed for divestiture by AIG; the Company is dependent upon securing additional sources of financing and the continued financial support of AIG to meet its obligations as they come due.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California

March 23, 2009

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	December 31,
	2008	2007

ASSETS
Cash, including interest bearing accounts of $2,382,068 (2008) and $171,609 (2007)	$2,385,948	$182,772
Current income taxes	—	138,405
Notes receivable, net of allowance	81,327	111,427
Net investment in finance and sales-type leases	301,759	307,083

Flight equipment under operating leases	55,372,328	52,174,479
Less accumulated depreciation	12,152,189	10,376,819

	43,220,139	41,797,660
Deposits on flight equipment purchases	568,549	794,239
Lease receivables and other assets	478,944	428,836
Derivative assets, net	88,203	863,719
Variable interest entities assets	98,746	112,059
Deferred debt issue costs — less accumulated amortization of $131,527 (2008) and $110,017 (2007)	91,899	94,390

	$47,315,514	$44,830,590

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued interest and other payables	$441,656	$461,496
Current income taxes	32,083	—
Tax benefit sharing payable to AIG	85,000	85,000
Debt financing, net of deferred debt discount of $18,919 (2008) and $32,570 (2007)	31,476,668	29,451,279
Subordinated debt	1,000,000	1,000,000
Foreign currency adjustment related to foreign currency denominated debt	338,100	968,600
Security deposits on aircraft, overhauls and other deposits	1,527,884	1,441,870
Rentals received in advance	299,961	251,381
Deferred income taxes	4,478,250	4,135,137
Variable interest entities liabilities	10,699	7,048
Commitments and contingencies — Note J
SHAREHOLDERS’ EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B, each series having 500 shares issued and outstanding	100,000	100,000
Common stock — no par value; 100,000,000 authorized shares, 45,267,723 shares issued and outstanding	1,053,582	1,053,582
Paid-in capital	600,237	593,455
Accumulated other comprehensive (loss) income	(168,065)	(106,219)
Retained earnings	6,039,459	5,387,961

Total shareholders’ equity	7,625,213	7,028,779

	$47,315,514	$44,830,590

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

	Years Ended December 31,
	2008	2007	2006

REVENUES:
Rental of flight equipment	$4,943,448	$4,587,611	$3,984,948
Flight equipment marketing	46,838	30,613	71,445
Interest and other	98,260	111,599	86,304

	5,088,546	4,729,823	4,142,697

EXPENSES:
Interest	1,576,664	1,612,886	1,469,650
Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	39,926	5,310	(49,709)
Depreciation of flight equipment	1,864,730	1,736,277	1,570,296
Provision for overhauls	264,592	290,134	249,181
Flight equipment rent	18,000	18,000	18,968
Selling, general and administrative	183,356	152,331	148,097
Other expenses	46,557	—	20,107

	3,993,825	3,814,938	3,426,590

INCOME BEFORE INCOME TAXES	1,094,721	914,885	716,107
Provision for income taxes	391,596	310,519	216,840

NET INCOME	$703,125	$604,366	$499,267

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

	Market Auction					Accumulated
	Preferred Stock		Common Stock			Other
	Number		Number			Comprehensive
	of		of		Paid-in	Income	Retained
	Shares	Amount	Shares	Amount	Capital	(Loss)	Earnings	Total

Balance at December 31, 2005	1,000	$100,000	45,267,723	$1,053,582	$587,484	$66,401	$4,365,095	$6,172,562
Common stock dividends							(32,000)	(32,000)
Preferred stock dividends							(5,421)	(5,421)
Comprehensive income:
Net income							499,267	499,267
Other comprehensive income
Cash flow derivative transactions (net of tax of ($33,858))						(62,879)		(62,879)
Change in unrealized appreciation securities available-for-sale (net of tax of ($433))						(804)		(804)

Comprehensive income								435,584
Other(a)					4,273			4,273

Balance at December 31, 2006	1,000	100,000	45,267,723	1,053,582	591,757	2,718	4,826,941	6,574,998
Common stock dividends							(38,000)	(38,000)
Preferred stock dividends							(5,346)	(5,346)
Comprehensive Income:
Net income							604,366	604,366
Other comprehensive income:
Cash flow derivative transactions (net of tax of ($58,565))						(108,762)		(108,762)
Change in unrealized appreciation securities available-for-sale (net of tax of ($94))						(175)		(175)

Comprehensive income								495,429
Other(a)					1,698			1,698

Balance at December 31, 2007	1,000	100,000	45,267,723	1,053,582	593,455	(106,219)	5,387,961	7,028,779
Common stock dividends							(46,400)	(46,400)
Preferred stock dividends							(5,227)	(5,227)
Comprehensive Income:
Net income							703,125	703,125
Other comprehensive income:
Cash flow derivative transactions (net of tax of ($33,145))						(61,555)		(61,555)
Change in unrealized appreciation securities available-for-sale (net of tax of ($157))						(291)		(291)

Comprehensive income								641,279
Other(a)					6,782			6,782

Balance at December 31, 2008	1,000	$100,000	45,267,723	$1,053,582	$600,237	$(168,065)	$6,039,459	$7,625,213

(a)	We recorded $4,273 in Paid-in Capital during 2006, $1,698 during 2007 and $6,782 during 2008 for compensation expenses, debt issue cost and other expenses paid by AIG on our behalf for which we were not required to pay.

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2008	2007	2006

OPERATING ACTIVITIES:
Net income	$703,125	$604,366	$499,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	1,864,730	1,736,277	1,570,296
Deferred income taxes	376,416	446,655	711,129
Change in fair value of derivative instruments	680,816	(292,426)	(591,331)
Foreign currency adjustment of non-US$ denominated debt	(507,050)	503,600	577,431
Amortization of deferred debt issue costs	31,325	30,229	30,558
Amortization of prepaid lease cost	51,108	52,624	12,866
Write-off of notes receivable	46,557	—	20,275
Other, including foreign exchange adjustments on foreign currency denominated cash	(28,274)	(331)	(29,389)
Changes in operating assets and liabilities:
(Increase) decrease in lease receivables and other assets	(63,333)	51,707	13,245
Increase (decrease) in accrued interest and other payables	1,382	28,440	(2,323)
Decrease (increase) in current income taxes	170,488	309,938	(299,944)
Decrease in tax benefit sharing payable to AIG	—	(160,000)	—
Increase in rentals received in advance	48,580	28,068	35,356
Change in unamortized debt discount	13,651	4,322	5,777

Net cash provided by operating activities	3,389,521	3,343,469	2,553,213

INVESTING ACTIVITIES:
Acquisition of flight equipment under operating leases	(3,236,848)	(4,705,376)	(5,268,130)
Payments for deposits and progress payments	(290,748)	(485,234)	(713,561)
Proceeds from disposal of flight equipment — net of gain	390,868	186,912	690,086
Advances on notes receivable	(43,854)	—	(48,616)
Collections on notes receivable	9,885	17,607	63,890
Collections on finance and sales-type leases — net of income amortized	20,900	55,774	25,085
Other	—	5,749	(12,464)

Net cash used in investing activities	(3,149,797)	(4,924,568)	(5,263,710)

FINANCING ACTIVITIES:
Net change in commercial paper	(2,746,555)	1,740,908	132,238
Loan from AIG	1,671,268	—	—
Repayment of loan to AIG	(1,671,268)	—	—
Proceeds from debt financing	9,389,394	3,783,374	6,406,169
Payments in reduction of debt financing	(4,754,551)	(4,146,181)	(3,896,007)
Debt issue costs	(23,092)	(23,702)	(41,711)
Payment of common and preferred dividends	(55,887)	(39,086)	(37,421)
Increase in customer deposits	156,165	289,038	135,591

Net cash provided by financing activities	1,965,474	1,604,351	2,698,859

Net increase (decrease) in cash	2,205,198	23,252	(11,638)
Effect of exchange rate changes on cash	(2,022)	2,400	10,798
Cash at beginning of year	182,772	157,120	157,960

Cash at end of year	$2,385,948	$182,772	$157,120

(Table continued on following page)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2008	2007	2006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest, excluding interest capitalized of $26,597 (2008), $37,192 (2007) and $48,038 (2006)	$1,548,492	$1,606,049	$1,370,472
Income taxes, net	(155,305)	(286,763)	(194,346)

2008:
$462,065 of Deposits on flight equipment purchases was applied to Acquisition of flight equipment under operating leases.
$53,898 was reclassified from Security deposits on aircraft, overhauls and other to Deposits on flight equipment purchases for concessions received from manufacturers.
An aircraft previously accounted for as an operating lease was converted into a sales-type lease in the amount of $15,576.
Deferred debt issue Cost and Paid-in capital were reduced by $5,742 for debt issue cost paid by AIG on our behalf, which we were not required to pay.
2007:
$640,981 of Deposits on flight equipment purchases was applied to Acquisition of flight equipment under operating leases.
$127,458 was reclassed from Security and other deposits to Deposits on flight equipment for concessions received from manufacturers.
An aircraft previously accounted for as an operating lease was converted into a sales-type lease in the amount of $74,426.
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
$41,225 was reclassified from Security deposits on aircraft, overhauls and other to Deposits on flight equipment purchases for concessions received from manufacturers.
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

Parent Company:  ILFC is an indirect wholly-owned subsidiary of American International Group, Inc. (“AIG”). AIG is a holding company which, through its subsidiaries, is primarily engaged in a broad range of insurance and insurance-related activities in the U.S. and abroad. AIG’s primary activities include both general and life insurance and retirement services operations. Other significant activities include financial services and asset management.

Consideration of ILFC’s Ability to Continue as a Going Concern:

Recent Events and Current Situation — We have historically depended on our access to the public debt markets and bank loans, in addition to our operating cash flows, to finance the purchase of aircraft and repay our maturing debt obligations. We have been significantly and adversely affected by the recent events in the marketplace, including challenges faced by AIG, specifically:

•	In September 2008, due to a decrease in liquidity in the short term commercial paper market and liquidity concerns with AIG that led to downgrades of our short-term debt rating, we became unable to issue commercial paper. This market remains unavailable to us and we cannot determine when it may be available to us again.

•	Since September 2008, due to the challenges facing AIG and the turmoil in the credit markets, we have also been unable to issue unsecured public debt and we cannot determine when the unsecured public debt markets may be available to us again.

•	AIG experienced liquidity issues and on September 22, 2008, entered into a credit facility and a guarantee and pledge agreement with the Federal Reserve Bank of New York (“NY FED”). We do not guarantee AIG’s obligations under the credit facility and none of our assets are pledged to secure AIG’s obligations under the credit facility. We are, however, as a subsidiary of AIG, subject to the covenants under the facility. These covenants, among other things, restrict our ability to:

•	incur debt;

•	encumber our assets;

•	enter into sale-leaseback transactions;

•	make equity or debt investments in other parties; and

•	pay dividends and distributions.

These covenants may affect our ability to operate and finance our business as we deem appropriate.

•	Under our existing debt agreements we and our subsidiaries are permitted to enter into secured financings totaling up to 12.5% of consolidated net tangible assets, as defined in the debt agreements, currently approximately $5.0 billion. Furthermore, it may be possible, subject to receipt of any required consents under the NY Fed facility and our bank facilities and term loans, for us to obtain secured financing without regard to the 12.5% consolidated net tangible asset limit referred to above by doing so through subsidiaries that qualify as non-restricted subsidiaries under our public debt indentures. We and our subsidiaries are

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note A — Summary of Significant Accounting Policies (Continued)

currently permitted to incur up to $4.0 billion of new secured indebtedness pursuant to a waiver letter agreement with the NY Fed. AIG will need to obtain the NY Fed’s consent for us and our subsidiaries to incur new secured indebtedness in excess of $4.0 billion. Because of the current credit markets and AIG’s announced plans to sell us, we may not be able to obtain secured financing from third parties on favorable terms, if at all.

•	To repay our contractual obligations as they come due over the next twelve months, we will need additional sources of financing in excess of the $4 billion, and we may need to seek additional funding from AIG, which funding would be subject to the consent of the NY Fed.

•	We are currently being marketed for divestiture from AIG. If AIG sells 51% or more of our equity interests without our lenders’ consent, it would be an event of default under our bank term loans and revolving credit agreements and would allow our lenders to declare our debt immediately due and payable. Accordingly, any such sale of us by AIG would require consideration of these credit arrangements. In addition, an event of default or declaration of acceleration under our bank term loans and revolving credit agreements could also result in an event of default under our other debt agreements, including the indentures governing our public debt.

Management’s Plans — Because we cannot determine when the commercial paper or public unsecured debt markets may become available to us again, we are currently seeking other ways to fund our aircraft purchase commitments and future maturing obligations.

We are currently seeking the following sources of financing:

•	at December 31, 2008 we had approximately $800 million available for the financing of Airbus aircraft under our 2004 Export Credit Agency (“ECA”) facility; we financed one aircraft in January, two aircraft in February and four aircraft in March, 2009, respectively, under this facility. However, as a result of the most recent downgrade of our long-term credit rating by Moody’s to Baa2 on March 17, 2009, we will need written consent from the agent of our 2004 ECA facility before we can fund future Airbus aircraft deliveries under our 2004 ECA facility;

•	we are currently seeking secured financings from banks and manufacturers. Under our existing debt agreements we and our subsidiaries are permitted to enter into secured financings totaling up to 12.5% of consolidated net tangible assets, as defined in the debt agreements, currently approximately $5.0 billion. Furthermore, it may be possible, subject to receipt of any required consents under the NY Fed facility and our bank facilities and term loans, for us to obtain secured financing without regard to the 12.5% consolidated net tangible asset limit referred to above by doing so through subsidiaries that qualify as non-restricted subsidiaries under our public debt indentures. We and our subsidiaries are currently permitted to incur up to $4.0 billion of new secured indebtedness pursuant to a waiver letter agreement with the NY Fed. AIG will need to obtain the NY Fed’s consent for us to incur new secured indebtedness in excess of $4.0 billion; and

•	sales of aircraft.

If the above sources of liquidity are not sufficient to meet our contractual obligations as they come due over the next twelve months, we will seek additional funding from AIG, which funding would be subject to the consent of the NY Fed.

On March 12, 2009, we borrowed $800 million from AIG Funding to fund our contractual obligations through the end of March 2009. The note is payable upon demand, but otherwise in full upon maturity, which will be the earlier of our sale by AIG and December 31, 2009. We must also use any proceeds from the secured financings we

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note A — Summary of Significant Accounting Policies (Continued)

are seeking to repay the note. AIG has also approved an additional $900 million loan to be provided on the same terms by AIG Funding on March 30, 2009 to fund our contractual obligations through the end of April 2009, which is subject to receiving consent of the NY Fed. We have been advised by AIG that AIG will continue to support our short-term liquidity needs through the earlier of our sale or March 2010.

On March 2, 2009, AIG, the NY Fed, and the U.S. Department of the Treasury announced various restructuring transactions and the U.S. government issued a statement describing their commitment to continue to work with AIG to maintain its ability to meet its obligations as they come due.

Management’s Assessment and Conclusion — In assessing our current financial position, liquidity needs and ability to meet our obligations as they come due, management made significant judgments and estimates with respect to the potential financial and liquidity effects of our risks and uncertainties, including but not limited to:

•	credit ratings downgrade risk which could further prevent us from accessing public debt markets and our 2004 ECA facility;

•	potential divestiture of ILFC from AIG and the default provisions that could be triggered by a 51% change in ownership;

•	financing requirements for future debt repayments and aircraft purchase commitments; and

•	cash flows from operations, including potential non-performance of lessees and the mitigation of such impact on revenue due to repossession rights, security deposits and overhaul rentals.

Based on AIG’s continued commitment to support us and management’s plans as described above, and after consideration of the risks and uncertainties of such plans, management believes we will have adequate liquidity to finance and operate our business and repay our obligations for at least the next twelve months.

It is possible that the actual outcome of one or more of management’s plans could be materially different or that one or more of management’s significant judgments or estimates about the potential effects of the risks and uncertainties could prove to be materially incorrect.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, nor relate to the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

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

Variable Interest Entities:  We consolidate variable interest entities in which we have determined that we are the Primary Beneficiary (“PB”) as defined by FIN 46(R). We use judgment when determining (i) whether an entity is a VIE; (ii) who are the variable interest holders; (iii) the exposure to expected losses and returns of each variable interest holder; and (iv) ultimately which party is the PB. When determining which party is the PB, we perform an analysis which considers (i) the design of the VIE; (ii) the capital structure of the VIE; (iii) the contractual relationships between the variable interest holders; (iv) the nature of the entities’ operations; and (v) purposes and interests of all parties involved.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note A — Summary of Significant Accounting Policies (Continued)

We re-evaluate whether we are the PB for all significant Variable Interests when certain events occur. The re-evaluation occurs when an event changes the manner in which the Variable Interests are allocated across the Variable Interest holders. We also reconsider our role as PB when we sell, or otherwise dispose of, all or part of our variable interests in a VIE, or when we acquire additional variable interests in a VIE. We do not reconsider whether we are a PB solely as the result of operating losses incurred by an entity.

Intercompany Allocations and Fees:  We are party to cost sharing agreements, including tax, with AIG. Generally, these agreements provide for the allocation of corporate costs based upon a proportional allocation of costs to all subsidiaries. We also pay other subsidiaries of AIG a fee related to management services provided for certain of our foreign subsidiaries. We earned management fees from two trusts consolidated by AIG for the management of aircraft we have sold to the trusts. AIG paid certain expenses on our behalf that were charged to Paid-in capital. See Note E — Shareholders’ Equity.

Our financial statements include the following amounts involving related parties:

	December 31,
Income Statement	2008	2007	2006
	(Dollars in thousands)

Expense (income):
Allocation of corporate costs from AIG	$13,167	$12,877	$7,507
Management fees paid to subsidiaries of AIG	839	726	643
Management fees received	(9,808)	(9,878)	(9,678)
Interest expense on loan from AIG	6,825	—	—

	December 31,
Balance Sheet	2008	2007
	(Dollars in thousands)

Asset (liability):
Taxes benefit sharing payable to AIG	$(85,000)	$(85,000)
Accrued corporate costs payable to AIG	(6,092)	(1,495)
Accrued dividend payable to AIG	—	(4,260)
Income taxes (payable) receivable to/from AIG	(32,083)	138,405
Net (payable) receivable for management fees and other	(3)	(577)

All of our derivative contracts are entered into with AIG Financial Products Corp. (“AIGFP”), a related party. The fair market value is disclosed separately on our Consolidated Balance Sheets. See Note M — Derivative Financial Instruments. In addition, we purchase insurance through a broker who may place part of our policies with AIG. Total insurance was $5,745, $5,100, and $4,128 for the years ended December 31, 2008, 2007, and 2006, respectively.

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

Initial Direct Costs:  We treat as period costs internal and other costs incurred in connection with identifying, negotiating and delivering aircraft to our lessees. Amounts paid by us to lessees, or other parties, in connection with the lease transactions are capitalized and amortized as a reduction to lease revenue over the lease term in accordance with Financial Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases.” The lease term is determined as defined by paragraph 5(f) of SFAS 13, “Accounting for Leases.” At December 31, 2008 and 2007, we had unamortized initial direct cost in the amount of $81,793 and $89,135, respectively.

Flight Equipment Marketing:  We market flight equipment both on our behalf and on behalf of independent third parties. Flight equipment marketing consists of revenue generated from the sale of flight equipment and commissions generated from leasing and sales of managed aircraft. Flight equipment sales are recorded when substantially all of the risks and rewards of ownership have passed to the new owner. Provisions for retained lessee obligations are recorded as reductions to Flight equipment marketing at the time of the sale.

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

Cash:  We consider cash and cash equivalents to be cash on hand and highly liquid investments with maturity dates of 90 days or less. At December 31, 2008, cash and cash equivalents consist of cash on hand, time deposits, deposits in funds that purchase U.S. government securities, and overnight interest bearing sweep accounts. In addition, an escrow account with a deposit of $458,547 is included in our cash balances at December 31, 2008. The amount was designated by the Board of Directors to pay off the NY FED Commercial Paper Funding Facility (“CPFF”) and was subsequently used together with other funds to pay off the $1.7 billion borrowed under the CPFF. See Note Q — Subsequent Events. Generally our financing agreements do not restrict the use of cash collected related to maintenance reserves or cash security deposits held. However, due to a downgrade of our credit ratings in 2008, we have been notified to segregate maintenance reserves and cash security deposits held in connection of the aircraft financed under our Export Credit Agency Agreements. See Note D — Debt Financing and Note Q — Subsequent Events.

Foreign Currency:  Cash balances denominated in foreign currencies are translated into USD using the exchange rates at the balance sheet date. Foreign currency transaction gains or losses are recognized in the period incurred. Foreign currency transaction (losses) gains in the amounts of $(3,738), $7,849 and $6,247 were recognized for the periods ended December 31, 2008, 2007 and 2006, respectively, and are included in Interest and other in the Consolidated Statements of Income.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note A — Summary of Significant Accounting Policies (Continued)

We generally depreciate passenger aircraft, including those acquired under capital leases, using the straight-line method over a 25-year life from the date of manufacture to a 15% residual value. For freighter aircraft, depreciation is computed on the straight-line basis to a zero residual value over its useful life of 35 years. We had 13 and 12 freighter aircraft in our fleet at December 31, 2008 and 2007, respectively. When an aircraft is out of production, management evaluates the aircraft type and depreciates the aircraft using the straight line method over a 25-year life from the date of manufacture to an established residual value for each aircraft type.

Under arrangements with manufacturers, in certain circumstances the manufacturers establish notional accounts for our benefit, to which they credit amounts when we purchase and take delivery of and lease aircraft. The manufacturers have established these notional accounts to assist us, and as an incentive for us, to place their equipment with customers. Amounts credited to the notional accounts are used at our direction, subject to certain limitations set forth in our contracts with the manufacturers, to protect us from certain events, including loss when airline customers default on lease payment obligations, to provide lease subsidies and other incentives to our airline customers in connection with leases of certain aircraft and to reduce our cost of aircraft purchased. The amounts credited are recorded as a reduction in Flight equipment under operating leases with a corresponding charge to a receivable, until we utilize the funds. The receivable is included in Lease receivables and other assets on our Consolidated Balance Sheets. At December 31, 2007, we had closed one notional account and at December 31, 2008 we were in the process of closing the remaining accounts. Future amounts paid to us by the manufacturers will be recorded directly as a reduction to Flight equipment under operating leases.

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

Derivative Financial Instruments:  We employ a variety of derivative financial instruments to manage our exposure to interest rate risks and foreign currency risks. We account for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). All derivatives are carried at fair value. We obtain our market values on a quarterly basis from AIG. We apply either fair value or cash flow hedge accounting when transactions meet specified criteria for hedge accounting treatment. If the derivative does not qualify for hedge accounting, the gain or loss is immediately recognized in earnings. If the derivative qualifies for hedge accounting and is designated and documented as a hedge, the gain or loss on the mark-to-market of the derivative is either recognized in income along with the change in market value of the item being hedged for fair value hedges, or deferred in Accumulated other comprehensive income (“AOCI”) to the extent the hedge is effective for cash flow hedges. Cash flows paid and received on all derivative instruments are recorded in interest expense. We reclassify final settlements on derivative instruments to financing activities in our Consolidated Statements of Cash Flow.

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

Fair Value Measurements:  We measure the fair value of financial instruments in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), on a recurring basis, when required. Based on SFAS 157, fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of pricing observability. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments traded in other-than-active markets or that do not have quoted prices have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and general market conditions. See Note L — Fair Value Measurements for more information on fair value.

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

Guarantees:  We account for guarantees in accordance with FIN 45. We record the fee paid to us as the initial carrying value of the guarantee which is included in Accrued interest and other payables on our Consolidated Balance Sheets. Since the amount received represents the market rate that would be charged for similar agreements, management believes that the carrying value approximates the fair value of these instruments. The fee received is recognized ratably over the guarantee period.

Income Taxes:  We are included in the consolidated federal income tax return of AIG. Our provision for federal income taxes is calculated, on a separate return basis adjusted to give recognition to the effects of net operating losses, foreign tax credits and the benefit of the Foreign Sales Corporation (“FSC”) and Extraterritorial Income Exclusion (“ETI”) provisions of the Internal Revenue Code to the extent we estimate that they will be realizable in AIG’s consolidated return. To the extent the benefit of a net operating loss is not utilized in AIG’s tax

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note A — Summary of Significant Accounting Policies (Continued)

return, AIG will reimburse us upon the expiration of the loss carry forward period as long as we are still included in AIG’s consolidated federal tax return and the benefit would have been utilized if we had filed a separate consolidated federal income tax return. Income tax payments are made pursuant to a tax payment allocation agreement whereby AIG credits or charges us for the corresponding increase or decrease (not to exceed the separate return basis calculation) in AIG’s current taxes resulting from our inclusion in AIG’s consolidated tax return. Intercompany payments are made when such taxes are due or tax benefits are realized by AIG.

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

We calculate our provision using the asset and liability approach in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” — An Interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”). This method gives consideration to the future tax consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on currently enacted tax rates. Deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Current income taxes on the balance sheet principally represent amounts receivable or payable from/to AIG under the tax sharing agreements. Interest and penalties, when applicable, are included in the provision for income taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, additional disclosures and transition. See Note G — Income Taxes for additional disclosures.

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

Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications:  Certain amounts have been reclassified in the 2007 and 2006 financial statements to conform to our 2008 presentation.

Recent Accounting Pronouncements:

SFAS 157:  In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurement but does not change existing guidance about whether an asset or liability is carried at fair value. The fair value measurement and related disclosure guidance in SFAS 157 do not apply to fair value measurements associated with share-based awards accounted for in accordance with SFAS No. 123(R), “Share-Based Payment.”

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note A — Summary of Significant Accounting Policies (Continued)

The most significant effect of us adopting SFAS 157 was a change in the valuation methodologies for derivative instruments historically carried at fair value. The change primarily was to incorporate counterparties’ credit risk and market liquidity risk factors in the fair value measurement. We adopted the standard on January 1, 2008, its required effective date. Our derivative instruments are designated as cash flow hedges in accordance with SFAS 133. With respect to the implementation, adjustments to the market values of derivatives were applied prospectively in accordance with SFAS 157. The changes resulted in an incremental reduction of the fair value of the derivative assets of $19.8 million for the year ended December 31, 2008. The adjustment was recorded in OCI.

FSP 157-1:  In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, “Application of FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” which amends the scope of SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpreted accounting pronouncements.

FSP FAS 157-3:  In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 provides guidance clarifying certain aspects of SFAS 157 with respect to the fair value measurements of a security when the market for that security is inactive. We adopted this guidance prospectively in the third quarter of 2008. The adoption of FSP FAS 157-3 did not have any impact on our consolidated financial position or results of operations.

SFAS 159:  In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to chose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. We adopted SFAS 159 on January 1, 2008, our required effective date. The adoption of this statement had no impact on our financial position, results of operations or cash flows, because we did not elect to measure any assets or liabilities not already required under GAAP to be reported at fair value.

SFAS 141(R):  In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes the accounting for business combinations in a number of ways, including broadening the transactions or events that are considered business combinations; requiring an acquirer to recognize 100 percent of the fair value of assets acquired, liabilities assumed, and non-controlling (i.e., minority) interests; recognizing contingent consideration arrangements at their acquisition-date fair values with subsequent changes in fair value generally reflected in income; and recognizing pre-acquisition loss and gain contingencies at their acquisition-date fair values, among other changes. We will adopt SFAS 141(R) for business combinations for which the acquisition date is on or after January 1, 2009. Our adoption of this guidance does not have a material effect on our consolidated financial position or results of operations, but may have an effect on the accounting for future business combinations, if any.

SFAS 160:  In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 requires non-controlling (i.e., minority) interests in partially owned consolidated subsidiaries to be classified on the Consolidated Balance Sheet as a separate component of consolidated shareholders’ equity. SFAS 160 also establishes accounting rules for subsequent acquisitions and sales of non-controlling interests and how non-controlling interests should be presented in the Consolidated Statement of Income. The non-controlling interests’ share of subsidiary income should be reported as a part of consolidated net income with disclosure of the attribution of consolidated net income to the controlling and non-controlling interests on the face of the Consolidated Statement of Income. SFAS 160 is required to be adopted in the first annual reporting period beginning on or after

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note A — Summary of Significant Accounting Policies (Continued)

December 15, 2008 (January 1, 2009 for ILFC) and earlier application is prohibited. SFAS 160 must be adopted prospectively, except that non-controlling interests should be reclassified from liabilities to a separate component of shareholders’ equity and consolidated net income should be recast to include net income attributable to both the controlling and non-controlling interests retrospectively. The adoption of this statement will have no significant impact on our consolidated financial position, results of operations or cash flows.

SFAS 161:  In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about (i) how and why we use derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133; and (iii) how derivative instruments and related hedged items affect our financial position, results of operations, and cash flows. SFAS 161 is effective for us beginning with financial statements issued for the first quarter of 2009. Because SFAS 161 only requires additional disclosures about derivatives, it will have no effect on our consolidated financial position, results of operations or cash flows.

FSP FIN 39-1:  In April 2007, the FASB directed the FASB Staff to issue FSP No. FIN 39-1, “Amendment of FIN No. 39” (“FSP FIN 39-1”). FSP FIN 39-1 modifies FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” and permits companies to offset cash collateral receivables or payables against derivative instruments under certain circumstances. FSP FIN 39-1 became effective on January 1, 2008 for us. At December 31, 2008, we did not have any cash collateral receivables or payables to offset against derivative instruments.

SFAS 162:  In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with GAAP, but does not change current practices. This statement will become effective on the 60th day following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to remove GAAP hierarchy from the auditing standards. SFAS 162 will have no effect on our consolidated financial position, results of operations or cash flows.

FSP FAS 133-1 and FIN 45-4:  In September 2008, the FASB issued FASB Staff Position No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An amendment of FASB Statement No. 133 and FASB Interpretation No. 45” (“FSP FAS 133-1 and FIN 45-4”). FSP FAS 133-1 and FIN 45-4 amends SFAS 133, to require additional disclosures by sellers of credit derivatives, including derivatives embedded in a hybrid instrument and FIN No. 45, “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. In addition, FSP FAS 133-1 and FIN 45-4 clarifies the Board’s intent about the effective date of SFAS 161. FSP FAS 133-1 and FIN 45-4 is effective for us beginning with the year-end 2008 financial statements. Because FSP FAS 133-1 and FIN 45-4 only requires additional disclosures about credit derivatives and guarantees, it did not have any effect on our consolidated financial position, results of operations or cash flows. See Note J — Commitments and Contingencies for further discussion.

FSP FAS 140-4 and FIN 46(R)-8:  In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R) -8”). FSP FAS 140-4 and FIN 46(R) -8 amends FIN 46(R) to change the criteria for determining the primary beneficiary of a VIE. The primary beneficiary is the party that consolidates the VIE. The amendment would identify the party that has the ability to direct matters that most significantly affect the activities of the VIE as the primary beneficiary. We consolidate ten VIEs, each owning one aircraft which it leases out. Because FSP FAS 140-4 and FIN 46(R)-8 only requires additional disclosures, the adoption of this amendment did not have any effect on our consolidated financial position, results of operations or cash flows. See Note K — Variable Interest Entities for further discussion.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note A — Summary of Significant Accounting Policies (Continued)

FSP EITF 99-20-1:  In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and other related guidance. We adopted this guidance in the fourth quarter of 2008. The adoption of FSP EITF 99-20-1 did not have any effect of our consolidated financial condition or results of operations or cash flows.

Note B — Notes Receivable

Notes receivable are primarily from the sale of flight equipment and are summarized as follows:

	2008	2007

Fixed rate notes with varying interest rates up to 10.3%	$6,767	$10,116
LIBOR based notes with spreads ranging from .5% to 3.3%	74,560	101,311

	$81,327	$111,427

At December 31, 2008, the minimum future payments on notes receivable are as follows:

2009	$16,023
2010(a)	50,859
2011	719
2012	515
2013	3,211
Thereafter	10,000

$81,327

(a)	Includes a balloon payment for a note related to a sale of flight equipment.

During the year ended December 31, 2008, based on information received and other factors, we recorded charges aggregating $46,557 to write down two secured notes to fair value. There were no material write downs of notes receivables during 2007. During the year ended December 31, 2006, we recorded a $20,107 charge related to restructured rents receivable from a lessee that filed for bankruptcy protection. The expenses are presented in Other expenses in our Consolidated Statements of Income.

Note C — Net Investment in Finance and Sales-type Leases

The following lists the components of the net investment in finance and sales-type leases:

	December 31,	December 31,
	2008	2007

Total lease payments to be received	$165,503	$187,239
Estimated residual values of leased flight equipment (unguaranteed)	195,737	190,737
Less: Unearned income	(59,481)	(70,893)

Net investment in finance and sales-type leases	$301,759	$307,083

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note C — Net Investment in Finance Leases (Continued)

At December 31, 2008, minimum future lease payments on finance and sales-type leases are as follows:

2009	$30,756
2010	29,002
2011	29,002
2012	28,692
2013	21,162
Thereafter	26,889

Total minimum lease payments to be received	$165,503

Note D — Debt Financing

Debt financing is comprised of the following:

	December 31,
	2008	2007

Commercial Paper	$1,752,000	$4,498,555
Public Bonds and Medium-Term Notes	19,748,541	21,360,020
Bank Debt and Other Term Debt	9,995,046	3,625,274
Subordinated Debt	1,000,000	1,000,000
Less: Deferred Debt Discount	(18,919)	(32,570)

	$32,476,668	$30,451,279

The above amounts represent the anticipated settlement of our outstanding debt obligations. Certain adjustments required to present currently outstanding debt obligations have been recorded and are presented separately on the face of the balance sheet, including adjustments related to foreign currency and interest rate hedging activities.

  Commercial Paper

We have a $6,000,000 Commercial Paper Program. Under this program, we may borrow in minimum increments of $100 for a period from one day to 270 days. The weighted average interest rate of our outstanding commercial paper was 3.51% and 4.63% at December 31, 2008 and 2007, respectively.

We became unable to issue new commercial paper in September 2008 as a result of the recent liquidity issues of our parent, AIG, the downgrading of our short-term debt ratings by Moody’s Investor Service, Inc. (“Moody’s”) and Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. (“S&P”) (S&P subsequently upgraded our short-term debt rating in September 2008) and the overall economic conditions in the U.S. and global credit markets. As a result, in September 2008 we had to borrow $1,671,268 from AIG Funding, an affiliate of our parent, and subsequently draw down the maximum amount available on our unsecured revolving credit facilities of $6,500,000. Since September 12, 2008, except as discussed below, we have not issued new commercial paper and we cannot determine when the commercial paper markets may be available to us again.

  Commercial Paper Funding Facility

On October 27, 2008, we were approved to participate in the Federal Reserve Bank of New York’s (“NY Fed”) Commercial Paper Funding Facility (“CPFF”) to issue up to $5,700,000 of commercial paper. Under the CPFF, the NY Fed, through a special purpose vehicle (the “SPV”), will purchase eligible three-month unsecured and asset-backed U.S. dollar denominated commercial paper that is rated at least A-1/P-1/F1 by two or more major national recognized statistical rating organizations. The maximum amount of commercial paper an issuer can sell to the SPV is equal to the greatest amount of U.S. dollar denominated commercial paper the issuer had outstanding during any

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note D — Debt Financing (Continued)

day between January 1, 2008 and August 31, 2008. Unsecured commercial paper purchased by the CPFF is discounted based on a rate equal to a spread over the three-month overnight index swap rate on the day of purchase.

As of December 31, 2008, the Company had issued $1,686,900 under the CPFF. The proceeds were used to repay the amount outstanding under our loan from AIG Funding. The commercial paper issued was due January 28, 2009 and we paid a lending rate of 2.78%. On January 21, 2009, S&P downgraded our long-term and short-term credit ratings and we ceased to have access to the CPFF. We repaid the funds borrowed under the CPFF on its maturity date of January 28, 2009. See Note Q — Subsequent Events.

  Public Bonds and Medium-Term Notes

As of December 31, 2008, we had one effective U.S. shelf registration statement and a Euro Medium-Term Note Programme:

	Maximum		Issued as of
	Offering		December 31, 2008

Registration statement dated August 16, 2006 (including $10.0 billion Medium-Term Note Program and $1.0 billion Retail Medium-Term Note Program)	Unlimited	(a)	$6,927,051
Euro Medium-Term Note Programme dated September 2008(b)(c)	7,000,000		2,334,000

(a)	As a result of our Well Known Seasoned Issuer (“WKSI”) status, we have an unlimited amount of debt securities registered for sale.

(b)	This is a perpetual program. As a bond issue matures, the principal amount of that bond becomes available for new issuances under the program.

(c)	We have hedged the foreign currency risk of the notes through foreign currency swaps.

We issue bonds and medium-term notes. At December 31, 2008, we had $19,748,541 outstanding with maturities ranging from 2009 to 2015 and interest rates ranging from 4.20% to 7.95%. At December 31, 2007, we had $21,360,020 outstanding with maturities ranging from 2008 to 2014 and interest rates ranging from 2.75% to 6.98%. The bonds and medium-term notes provide for a single principal payment at the maturity of the respective note and cannot be redeemed prior to maturity. At December 31, 2008 and 2007 we had floating rate notes aggregating $4,073,280 and $4,690,250 and the remainder were at fixed rates. To the extent deemed appropriate we enter into derivative transactions to manage our effective borrowing rates with respect to floating rate notes.

At December 31, 2008 and 2007, bonds and medium-term notes included $2,334,200 and $3,831,850 of notes, respectively, issued under our $7,000,000 Euro Medium-Term Note Program (€1.9 billion and £300 million in 2008 and €2.85 billion and £300 million in 2007). The program is perpetual. As a bond issue matures, the principal amount of that bond becomes available for new issuances under the program. We have eliminated the currency exposure arising from the notes by either economically hedging the notes through swaps or through the offset provided by operating lease payments denominated in Euros. We translate the debt into U.S. dollars using current exchange rates prevailing at the balance sheet date. The foreign exchange adjustment for the foreign currency denominated notes was $338,100 and $968,600 at December 31, 2008 and 2007, respectively.

  Bank Credit Facilities

Revolving Credit Facilities:  We have entered into three unsecured revolving credit facilities with an initial group of 35 banks for an aggregate amount of $6,500,000, consisting of a $2,000,000 tranche that expires in October 2009, a $2,000,000 tranche that expires in October 2010, and a $2,500,000 tranche that expires in October 2011.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note D — Debt Financing (Continued)

These revolving credit facilities provide for interest rates that vary according to the pricing option selected at the time of borrowing. Pricing options include a base rate, a range from 0.25% over LIBOR to 1.85% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The credit facilities are subject to facility fees, currently 0.15% of amounts available. The fees are based on our current credit ratings and will change in the event of changes to our ratings. As of December 31, 2008, we had drawn the maximum amount available of $6,500,000 under our revolving credit facilities and interest was accruing on the outstanding loans at a LIBOR based interest rates ranging from 2.4% to 2.7%. If AIG sells 51% or more of our equity interests without our lenders’ consent, it would be an event of default under our revolving credit facilities and would allow our lenders to declare our debt immediately due and payable.

Export Credit Facilities:  We also entered into two ECA facilities in 1999 (“ECA 1999”) and 2004 (“ECA 2004”). The ECA 2004 is currently used to fund purchases of Airbus aircraft, while funds are no longer available to us under the ECA 1999. The loans made under the ECA facilities are used to fund 85% of each aircraft’s purchase price.

In January 1999, we entered into ECA 1999 for up to a maximum of $4,327,260 for aircraft delivered through 2001. We used $2,800,000 of the amount available under this facility to finance purchases of 62 aircraft. Each aircraft purchased was financed by a ten-year fully amortizing loan with interest rates ranging from 5.753% to 5.898%. The loans are guaranteed by various European Export Credit Agencies. We have collateralized the debt by a pledge of the shares of a wholly-owned subsidiary that holds title to the aircraft financed under the facility. At December 31, 2008, $364,851 was outstanding under the facility and the net book value of the related aircraft was $2,326,836.

In May 2004, we entered into ECA 2004 for up to a maximum of $3,643,660, which can be used to purchase aircraft delivered through May 31, 2009. Funds become available under this facility when the various European Export Credit Agencies provide guarantees for aircraft based on a forward-looking calendar. The financing is for a ten-year fully amortizing loan per aircraft at an interest rate determined through a bid process. We have collateralized the debt by a pledge of the shares of a wholly-owned subsidiary that holds title to the aircraft financed under this facility. As of December 31, 2008, we had financed 41 aircraft using $2,827,961 under this facility and $2,071,445 was outstanding. The interest rates are either LIBOR based or fixed rates. At December 31, 2008, the interest rates of the outstanding loans ranged from 2.51% to 4.71%. The net book value of the related aircraft was $2,941,865 at December 31, 2008.

Under our ECA facilities, we may be required to segregate security deposits and maintenance reserves for particular aircraft into separate accounts in connection with certain credit rating downgrades. As a result of Moody’s October 3, 2008 downgrading of our long-term debt rating to Baa1, in the fourth quarter of 2008 we received notice from the security trustees of the ECA facilities requiring us to segregate into separate accounts our security deposits and maintenance reserves relating to the aircraft funded under the facilities. We had 90 days from the date of the notice to comply. Subsequent to December 31, 2008, within the 90 day period, we segregated approximately $260,000 of deposits and maintenance reserves related to the aircraft funded under the facilities. Funds required to be segregated under the facility agreements will fluctuate with movements of deposits, maintenance reserves, and debt maturities related to the aircraft funded under the facilities. Moody’s further downgraded our long-term debt on March 17, 2009 to Baa2, which will require us to receive written consent from the agent of our 2004 ECA facility before we can fund future Airbus aircraft deliveries under the facility. Further ratings declines could impose additional restrictions under the ECA facilities. These may include a requirement to post letters of credit and may restrict additional borrowings under the ECA 2004.

Term Loans:  From time to time, we enter into funded bank financing arrangements. As of December 31, 2008, $1,058,750 was outstanding under these term loan agreements, which have varying maturities through

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note D — Debt Financing (Continued)

February 2012. The interest rates are LIBOR-based with spreads ranging from 0.300% to 1.625%. At December 31, 2008, the interest rates ranged from 2.15% to 4.36%. If AIG sells 51% or more of our equity interests without our lenders’ consent, it would be an event of default under our funded bank financing agreements and would allow our lenders to declare our debt immediately due and payable.

  Subordinated Debt

In December 2005, we entered into two tranches of subordinated debt totaling $1,000,000. Both tranches mature on December 21, 2065, but each tranche has a different call option. The $600,000 tranche has a call date of December 21, 2010, and the $400,000 tranche has a call date of December 21, 2015. The tranche with the 2010 call date has a fixed interest rate of 5.90% for the first five years, and the tranche with the 2015 call date has a fixed interest rate of 6.25% for the first ten years. Each tranche has an interest rate adjustment if the call option for that tranche is not exercised. The new interest rate would be a floating rate, reset quarterly, based on the initial credit spread of 1.55% and 1.80%, respectively, plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; or (iii) 30-year constant maturity treasury.

  Existing Commitments

Maturities of debt financing (excluding commercial paper and deferred debt discount) at December 31, 2008 are as follows:

2009	$6,170,438
2010	6,505,267
2011	7,427,213
2012	4,105,107
2013	3,824,970
Thereafter	2,710,592

$30,743,587

  Credit Agreement with AIG Funding

We borrowed $1,671,268 from AIG Funding, Inc. (“AIG Funding”), an affiliate of our parent, in September 2008 in order to pay our commercial paper and other obligations as they became due. The amount outstanding under the loan was paid in October 2008 when we were approved to participate in the CPFF.

  Other

Under the most restrictive provisions of our debt agreements, consolidated retained earnings at December 31, 2008 in the amount of $2,045,032 are unrestricted as to payment of dividends based on consolidated net tangible worth requirements.

Note E — Shareholders’ Equity

  Market Auction Preferred Stock

The Market Auction Preferred Stock (“MAPS”) have a liquidation value of $100 per share and are not convertible. The dividend rate, other than the initial rate, for each dividend period for each series is reset approximately every seven weeks (49 days) on the basis of orders placed in an auction. During 2006, we extended each of the MAPS dividend periods for three years. At December 31, 2008, the dividend rate for Series A was 4.70% and for Series B MAPS was 5.59%.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note E — Shareholders’ Equity (Continued)

  Paid-in Capital

We recorded $6,782 in 2008, $1,698 in 2007 and $4,273 in 2006 in Paid-in capital for debt issue cost, compensation and other expenses paid by AIG on our behalf, which we were not required to pay.

  Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive income consists of fair value adjustments of derivative instruments that qualify as cash flow hedges and unrealized gains and losses on marketable securities classified as “available-for-sale.” The fair value of derivatives were determined using market values obtained from AIG. The fair value of marketable securities were determined using quoted market prices.

At December 31, 2008 and 2007, the Company’s accumulated other comprehensive (loss) income consisted of the following:

	2008	2007

Cumulative unrealized (loss) gain related to cash flow hedges, net of tax of $90,497 (2008) and $57,352 (2007)	$(168,065)	$(106,510)
Cumulative unrealized gain related to securities available for sale, net of tax of 91 (2007)	—	291

Total accumulated other comprehensive (loss) income	$(168,065)	$(106,219)

Note F — Rental Income

Minimum future rentals on non-cancelable operating leases and subleases of flight equipment which has been delivered as of December 31, 2008 are shown below. This does not include the rentals to be received from lessees as a result of payments made to them directly by the aircraft manufacturers.

Year Ended

2009	$4,449,001
2010	4,026,002
2011	3,362,834
2012	2,681,557
2013	2,026,575
Thereafter	4,046,859

$20,592,828

Additional rentals we earned based on the lessees’ usage aggregated $616,747 in 2008, $645,535 in 2007 and $538,655 in 2006. Flight equipment is leased, under operating leases, with remaining terms ranging from one to 12 years.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note G — Income Taxes

The provision (benefit) for income taxes is comprised of the following:

	2008	2007	2006
Current:
Federal(a)	$14,527	$(145,650)	$(491,664)
State	(557)	7,209	(3,472)
Foreign	1,210	2,305	847

	15,180	(136,136)	(494,289)
Deferred(b):
Federal	370,968	455,569	700,614
State(c)	5,448	(8,914)	10,515

	376,416	446,655	711,129

	$391,596	$310,519	$216,840

(a)	Including U.S. tax on foreign income.

(b)	Deferred taxes were also provided (charged) to other comprehensive income of $33,302, $58,659, and $34,291 for the years ended December 31, 2008, 2007, and 2006, respectively.

(c)	Includes a charge of $1,080 in 2008, a benefit of $12,854 in 2007 and a charge of $1,275 in 2006 for revaluation of state deferred taxes as a result of a change in our California apportionment factor.

The net deferred tax liability consists of the following deferred tax liabilities (assets):

	2008	2007
Deferred Tax Liabilities

Accelerated depreciation on flight equipment	$4,951,176	$4,442,225
Straight line rents	39,565	26,512
Derivatives	10,260	25,036
Investments	894	—

Total Deferred Tax Liabilities	$5,001,895	$4,493,773

Deferred Tax Assets
Excess of state income taxes not currently deductible	$(14,709)	$(13,260)
Provision for overhauls	(148,139)	(131,498)
Capitalized overhauls	(30,214)	(26,492)
Rent received in advance	(80,233)	(56,806)
Other comprehensive income	(90,497)	(57,195)
Accruals and reserves	(55,545)	(48,583)
Net operating loss carry forward(a)	(75,386)	—
Other	(28,922)	(24,802)

Total Deferred Tax Assets(b)	$(523,645)	$(358,636)

Net Deferred Tax Liability	$4,478,250	$4,135,137

(a)	Consists principally of tax attributes generated by us but not currently utilized by AIG in the consolidated tax return and carried forward to future years, net of reserve for uncertain tax positions and audit adjustments related to those net operating loss carryforwards.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note G — Income Taxes (Continued)

(b)	In making our assessment of the realization of deferred tax assets including net operating loss carry forwards, we considered all available evidence, including (i) current and projected financial reporting results; (ii) the carry forward periods for all taxable losses; (iii) the projected amount, nature and timing of the realization of deferred tax liabilities; (iv) implications of our tax sharing agreement with AIG; and (v) tax planning strategies that would be implemented, if necessary, to accelerate taxable amounts.

A reconciliation of the computed expected total provision for income taxes to the amount recorded is as follows:

	2008	2007	2006

Computed expected provision at 35%	$383,152	$320,210	$250,638
State income tax, net of Federal	3,179	(1,108)	4,578
FSC and ETI benefit	—	—	(46,744)
Foreign Taxes	97	1,062	849
IRS Audit Adjustments(a)	2,863	1,709	6,502
Other(b)	2,305	(11,354)	1,017

Provision for Income Taxes	$391,596	$310,519	$216,840

(a)	We are periodically advised of certain IRS and other adjustments identified in the U.S. Consolidated AIG tax return which are attributable to our operations. Under our tax sharing arrangement, we provide a charge or credit for the effect of the adjustments and the related interest in the period we are advised of such adjustments and interest.

(b)	2007 consists of adjustments to prior year tax returns.

We have certain foreign subsidiaries which are treated as branches for U.S. income tax purposes. We have not provided any foreign deferred tax liabilities with respect to these foreign branch operations, as any future foreign tax attributable to these foreign branch operations should be offset by fully realizable foreign tax credits.

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

In October 2004, Congress passed the American Jobs Creation Act of 2004, repealing the corporate export tax benefits under the ETI, after the World Trade Organization (“WTO”) ruled the export subsidies were illegal. Under the act, ETI export tax benefits for corporations would be phased out in 2005 and 2006 for certain transactions. On January 26, 2006, the WTO ruled the American Jobs Creation Act fails to fully implement the recommendations from the Dispute Settlement Body as long as it includes transitional and grandfathering measures. A memo released by the Internal Revenue Service (“IRS”) in January 2007 indicates that some contracts may be grandfathered. However, the memo notes that it cannot be relied upon and there has been no other published announcement by the IRS as to whether benefits for some contracts may continue after 2006. We believe that the FSC and ETI benefits will be an available benefit in the 2008 and 2007 U.S. Consolidated AIG tax returns. However, we have not concluded that the likelihood that the benefit will be realized is more likely than not. As such, we have increased our gross unrecognized tax benefit liability by the amount of the FSC and ETI benefits attributable to 2008 and 2007. If these tax benefits, which aggregate $108,842, are ultimately recognized in our consolidated financial statements, our annual effective tax rate would decrease. We estimate additional unrecognized tax benefits related to FSC and ETI benefits of approximately $40,000 to $50,000 during 2009.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note G — Income Taxes (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$38,381
Additions based on tax positions related to 2007(a)	51,600
Additions for tax positions of prior years	265
Reductions for tax positions of prior years(b)	(12,688)
Settlements(c)	(13,782)

Balance at December 31, 2007	$63,776
Additions based on tax positions related to 2008(a)	50,980
Additions for tax positions of prior years	10,502
Reductions for tax positions of prior years(b)	(3,776)

Balance at December 31, 2008(d)	$121,482

(a)	Consists principally of FSC and ETI benefits.

(b)	Items attributable to prior restatements submitted to the IRS as adjustments.

(c)	Amounts paid to AIG related to the settlement of prior years audit adjustments for the years 1991 to 1996. In addition, we paid $10,158 in interest and penalties during 2007.

(d)	$29,544 is recorded in current taxes and $91,938 is recorded in deferred taxes.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At December 31, 2008 and 2007, respectively, we had accrued $10,579 and $7,716, respectively, for the payment of interest (net of the federal benefit) and penalties. We recognized $2,863 and $1,445 of interest and penalties in the Consolidated Statement of Income for the years ended December 31, 2008 and 2007, respectively.

The balance of unrecognized tax benefits at January 1, 2007 represents proposed tax adjustments for the years 1997 to 2006, which have been agreed with, but not yet finalized by, the relevant tax authorities. AIG continually evaluates proposed audit adjustments by taxing authorities. The tax return years 1997 through 2007 remain subject to examination by tax authorities to which we are subject (principally in the U.S.). We expect the unrecognized tax benefits balance to be reduced as those tax years are settled by AIG and we are required to pay AIG outstanding amounts.

The Current income taxes recorded on the Consolidated balance sheet represents amounts due to/from AIG under our tax sharing arrangements for US Federal and state taxes. Under the tax sharing arrangements, AIG reimburses us for any tax benefit arising out of the use by AIG of any tax benefits generated by us including net operating losses to the extent used in the consolidated tax returns. As a result of the consolidated taxable losses of AIG, AIG informed us that certain benefits generated by ILFC would not be reimbursed until utilized by AIG, or upon expiration of the benefits. As such, the provision for current income tax was charged for $75,386 for (i) Net operating loss carry forwards of $167,324; (ii) Reserve for uncertain tax positions of ($107,138); and (iii) audit adjustments relating to 2006 of $15,200. A corresponding credit was recorded in the provision for deferred taxes.

Note H — Other Information

  Concentration of Credit Risk

We lease and sell aircraft to airlines and others throughout the world. The lease and notes receivables are from entities located throughout the world. We generally obtain deposits on leases and obtain collateral in flight

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note H — Other Information (Continued)

equipment on notes receivable. No single customer accounted for more than 10% of total revenues in 2008, 2007 or 2006.

2008 revenues from rentals of flight equipment includes $134,080 (2.71% of total revenue) from lessees who have filed for bankruptcy protection.

  Segment Information

We operate within one industry: the leasing, sales and management of flight equipment.

  Geographical Concentration

Revenues include rentals of flight equipment to foreign airlines of $4,612,019 in 2008, $4,175,987 in 2007 and $3,604,495 in 2006. Lease revenues from the rental of flight equipment have been reduced by payments received by our customers from the aircraft and engine manufacturers.

The following table sets forth the dollar amount and percentage of total rental revenues attributable to the indicated geographic areas based on each airline’s principal place of business for the years indicated:

	2008		2007		2006
	Amount	%	Amount	%	Amount	%

Europe	$2,241,742	45.3%	$2,060,196	44.9%	$1,806,744	45.3%
Asia/Pacific	1,432,252	29.0	1,229,141	26.8	1,011,655	25.4
The Middle East and Africa	558,553	11.3	528,095	11.5	419,460	10.5
U.S. and Canada	444,921	9.0	536,313	11.7	496,225	12.5
Central, South America and Mexico	265,980	5.4	233,866	5.1	250,864	6.3

	$4,943,448	100%	$4,587,611	100%	$3,984,948	100%

The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue in any year based on each airline’s principal place of business for the years indicated:

	2008		2007		2006
	Amount	%	Amount	%	Amount	%

China	$835,722	16.9%	$714,181	15.6%	$563,299	14.1%
France	515,165	10.4	448,538	9.8	425,964	10.7

  Currency Risk

We attempt to minimize our currency and exchange risks by negotiating our aircraft purchase agreements and most of our aircraft leases in U.S. dollars. Some of our leases, however, are negotiated in Euros to meet the needs of a number of airlines. We have hedged part of future lease payments receivable through 2010. We bear risk of receiving less U.S. dollar rental revenue on lease payments not hedged and incurring future currency losses on cash held in Euros if the value of the Euro deteriorates against the U.S. dollar.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note I — Employee Benefit Plans (Continued)

  Pension Plans

Pension plan and 401(k) plan expenses allocated to us by AIG were $1,570 for 2008, $1,687 for 2007 and $2,708 for 2006, and are included in Selling, general and administrative in our Consolidated Statements of Income.

AIG’s U.S. plans do not separately identify projected benefit obligations and plan assets attributable to employees of participating affiliates. AIG’s projected benefit obligations exceeded the plan assets at December 31, 2008 by $1,012,000.

  Stock-Based and Other Compensation Plans

At December 31, 2008, our employees participated in the following stock-based and other compensation plans: (i) AIG 2007 Stock Incentive Plan; (ii) Starr International Company, Inc. Deferred Compensation Profit Participation Plans; (iii) AIG 2005-2006 Deferred Compensation Profit Participation Plan; (iv) AIG Partners Plan; (v) ILFC Deferred Compensation Plan; and (vi) ILFC Long-Term Incentive Plan.

Under the fair value recognition provision of SFAS 123R, “Share-Based Payment,” we recorded compensation expenses of $6,008, $5,112, and $3,637 for our participation in AIG’s share-based payment programs and $7,357, $5,886, and $1,161 for our deferred compensation and long-term incentive plans for the years ended December 31, 2008, 2007, and 2006, respectively. The impact of all plans, both individually and in the aggregate, is immaterial to the consolidated financial statements.

Note J — Commitments and Contingencies

  Aircraft Orders

At December 31, 2008, we had committed to purchase 168 new aircraft, scheduled for delivery through 2019 at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $16,700,000 subject to a reduction due to any cancellations. All of these purchase commitments to purchase new aircraft are based upon master agreements with each of The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”).

The Boeing aircraft (models 737, 777 and 787), and the Airbus aircraft (models A319, A320, A321, A330, A350XWB and A380) are being purchased pursuant to the terms of purchase agreements executed by us and Boeing or Airbus. These agreements establish the pricing formulas (which include certain price adjustments based upon inflation and other factors) and various other terms with respect to the purchase of aircraft. Under certain circumstances, we have the right to alter the mix of aircraft type ultimately acquired. As of December 31, 2008, we had made non-refundable deposits on the aircraft which we have committed to purchase of approximately $251,700 and $215,600 with Boeing and Airbus, respectively.

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

  Guarantees

Asset Value Guarantees:  We have guaranteed a portion of the residual value of 22 aircraft to financial institutions and other unrelated third parties for a fee. These guarantees expire at various dates through 2023 and generally obligate us to pay the shortfall between the fair market value and the guaranteed value of the aircraft and provide us with an option to purchase the aircraft for the guaranteed value. At December 31, 2008, the maximum

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note J — Commitments and Contingencies (Continued)

commitment that we were obligated to pay under such guarantees, without any offset for the projected value of the aircraft, was approximately $530,000.

Aircraft Loan Guarantees:   We have guaranteed two loans collateralized by aircraft to financial institutions for a fee. The guarantees expire in 2014, when the loans mature, and obligate us to pay an amount up to the guaranteed value upon the default of the borrower, which may be offset by a portion of the underlying value of the aircraft collateral. At December 31, 2008, guaranteed value, without any offset for the projected value of the aircraft, was approximately $31,000.

Management regularly reviews the underlying values of the aircraft collateralized to determine our exposure under these guarantees. We currently do not anticipate that we will be required to perform under such guarantees based upon the underlying values of the aircraft collateralized.

  Stand by Lines of Credit

We have extended a line of credit to an aircraft securitization in the amount of $50,000. Our funding commitments expire in 2010, and the likelihood of us being required to fund the committed balance is based upon the underlying liquidity of the securitization.

  Leases

We have operating leases for office space and office equipment extending through 2015. Rent expense was $9,997 in 2008, $9,519 in 2007 and $9,359 in 2006. The leases provide for step rentals over the term and those rentals are considered in the evaluation of recording rent expense on a straight-line basis over the term of the lease. Tenant improvement allowances received from lessor are capitalized and amortized in selling, general and administrative expenses with rent expense. Commitments for minimum rentals under the noncancelable leases at December 31, 2008 are as follows:

2009	$10,470
2010	11,515
2011	11,958
2012	12,439
2013	12,938
Thereafter	22,450

Total(a)	$81,770

(a)	Minimum rentals have not been reduced by minimum sublease rentals of $8,955 in the future under non-cancelable subleases.

  Contingencies

In connection with the January 3, 2004 crash of our 737-300 aircraft on lease to Flash Airlines in Egypt, lawsuits were initially filed by the families of 122 of the 148 victims on the flight against us, Boeing, Honeywell International, Inc., and Parker-Hannifin Corporation in U.S. federal court in California and by the families of two of the victims against ILFC in U.S. federal court in Arkansas. Both cases in the U.S. were dismissed on the basis of forum non conveniens and refiled in the Courts of First Instance in France. These plaintiffs also sued Flash Airlines and its insurer in the same French court. As to the French case against the U.S. defendants involving 122 of the victims, on March 6, 2008, the Paris Appellate Court found that the particular Court of First Instance in France did not have jurisdiction over the U.S. defendants. This Paris appellate court decision is being appealed by the

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note J — Commitments and Contingencies (Continued)

defendants to the French supreme court. In the meantime, however, the cases may be refiled against the U.S. defendants in California. We believe we are adequately covered in all these cases by the liability insurance policies carried by Flash Airlines and we have substantial defenses to the actions. We do not believe the outcome of these lawsuits will have a material effect on our consolidated financial condition, results of operations, or cash flows.

We are also a party to various other claims and matters of litigation incidental to the normal course of our business. We believe that the final resolution of these matters will not have a material adverse effect on our financial position, cash flows or results of operations.

Note K —	Variable Interest Entities

FIN 46R expanded the scope of which entities are required to be consolidated beyond a voting rights model. FIN 46R requires us to consider our aggregate involvement with entities to determine if an entity is a Variable Interest Entity (“VIE”) and then determine which parties have the obligations to absorb expected losses or rights to receive expected residual returns of the VIE. If we determine that we receive a majority of the expected losses, residual returns, or both, we are deemed to be the primary beneficiary of the VIE and are required to consolidate the VIE.

We, to a limited extent, are involved with VIE’s. We have, in the past, participated to varying degrees in the design of VIE’s. Our involvement in VIE’s varies from being a passive investor to managing and structuring the activities of the VIE. We utilize VIE’s in connection with leasing and marketing aircraft, managing jurisdictional issues as well as to obtain financing. We have no involvement with Qualified Special Purpose Entities as defined by SFAS No 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125 (“SFAS 140”).

Entities where we are the Primary Beneficiary:  We have determined that we are the primary beneficiary of ten entities to which we previously sold aircraft, provided financings, obtained preferential equity interests and in some cases provided guarantees to banks which had provided the secured senior financings to the entities. Each entity owns one aircraft. The individual financing agreements are cross-collateralized by the aircraft. We do not have legal control over and we do not own the assets nor are we directly obligated for the liabilities of these entities. The assets and liabilities of these entities are presented separately on our Consolidated Balance Sheets. Assets in the amount of $98,746 and $112,059 and liabilities in the amount of $10,699 and $7,048 are included in our 2008 and 2007 Consolidated Balance Sheets and net expenses in the amounts of $2,336, $3,760 and $7,500 are included in our Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006, respectively.

We have a credit facility with these entities to provide financing up to approximately $13,600, of which approximately $6,500 was borrowed at December 31, 2008. The maximum exposure to loss for these entities is $98,746, which is the total recorded asset balance of these entities.

Entities where we are not the Primary Beneficiary:  We have limited involvement with entities where we are not the primary beneficiary. Our involvement consists principally of loan guarantees to banks which have provided financing secured by aircraft to the VIE. Our maximum exposure to loss related to the guarantee is approximately $3,000. We have not established any other unconsolidated entities for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We have from time to time established subsidiaries, entered into joint ventures, or created partnerships with the limited purpose of leasing aircraft or facilitating borrowing arrangements.

During 2008, we refinanced a loan secured by a pool of aircraft and we determined that we were not the primary beneficiary of the entity owning the aircraft, as we were not entitled to receive a majority of the expected

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note K —	Variable Interest Entities (Continued)

losses or expected residual returns from the entity. In the fourth quarter of 2008, we foreclosed on its mortgage on the aircraft, and as such we terminated our involvement with the VIE. In conjunction with the termination of our involvement, we recorded a loss in the amount of $28,500.

Note L — Fair Value Measurements

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

Derivative Contracts

We enter into derivatives to hedge our risk exposure to currency fluctuations and interest rate fluctuations related to our debt and foreign denominated contractual lease payment receipts. (See Note M — Derivative Financial Instruments.) Our derivatives are not traded on an exchange and are inherently more difficult to value. AIG provides us the recurring valuations of our derivative instruments. AIG has established and documented a process for determining fair values. AIG’s valuation model includes a variety of observable inputs, including contractual terms, interest rates curves, foreign exchange rates, yield curves, credit curves, measure of volatility, and correlations of such inputs. Valuation adjustments may be made in the determination of fair value. These adjustments include amounts to reflect counterparty credit quality and liquidity risk.

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

Note L — Fair Value Measurements (Continued)

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

The CVA and the MVA are included in the fair value measurement of our derivative instrument portfolio at December 31, 2008. The inclusion of the CVA and the MVA resulted in incremental reductions of the fair value of derivative assets of $19,800 and a corresponding decrease in OCI for the year ended December 31, 2008 related to the CVA and MVA. At January 1, 2008, when we adopted SFAS 157, the changes resulted in an incremental reduction and a decrease in OCI in the amount of $13,485 which is included in the $19,800 adjustment for the year ended December 31, 2008. The majority of the amount recorded is related to the CVA. Our counterparty is AIGFP, a wholly-owned subsidiary of AIG with an express guarantee from AIG.

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

Fair Value Measurements on a Non-Recurring Basis

We also measure the fair value of certain assets and liabilities on a non-recurring basis, when GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable. Assets subject to these measurements include aircraft and notes receivable. Liabilities include asset value guarantees, loan guarantees and put options, all related to aircraft (“AVGs”). We principally use the income approach to measure the fair value of these assets and liabilities when appropriate, as described below:

•	Aircraft: We record aircraft at fair value when we determine the carrying value may not be recoverable, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and other accounting pronouncements requiring remeasurements at fair value. The fair value is measured using an income approach based on the present value of cash flows from contractual lease agreements and projected future lease payments, including contingent rentals, net of expenses, which extend to the end of the aircraft’s economic life in its highest and best use configuration, as well as a disposition value, based on expectations of market participants.

•	Notes Receivable: We evaluate the fair value of our secured notes receivables using an income approach, which is based upon the present value of the expected cash flows of the underlying aircraft measured using the methodology described above. With regard to unsecured notes receivable, we also measure the fair value using an income approach based upon the net present value of expected cash flows of the underlying loan agreement.

•	AVGs: We measure the fair value of AVGs in accordance with FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) as permitted under SFAS 157. In accordance with FIN 45, we measure the fair value of AVGs at the inception of the agreement based upon the proceeds received. Subsequent non-recurring fair value measurements are based upon the differential between the contractual strike price and the fair value of the underlying aircraft, measured using the methodology described above.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note L — Fair Value Measurements (Continued)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis at December 31, 2008, and indicates the level of the valuation inputs used to determine such fair value:

						Total
					Counterparty	December 31,
	Level 1	Level 2		Level 3	Netting (a)	2008
	(Dollars in thousands)

Derivative assets	$—	$192,568	(b)	$—	$(104,365)	$88,203
Derivative liabilities	—	(104,365)		—	104,365	—

Total derivative assets, net	$—	$88,203		$—	$—	$88,203

(a)	As permitted under FIN 39,“Offsetting Amounts Related to Certain Contracts,” we have elected to offset derivative assets and derivative liabilities under our master netting agreement.

(b)	The balance includes CVA and MVA adjustments of $19,800.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note L — Fair Value Measurements (Continued)

The following table presents changes during the year ended December 31, 2008, in derivative assets and liabilities measured at fair value on a recurring basis, together with the balances of such assets and liabilities at December 31, 2007, January 1, 2008 and December 31, 2008:

(Dollars in thousands)

Derivatives:
Total fair value at December 31, 2007	$863,719
Credit value and market value adjustment of fair value recorded in OCI	(13,485)

Total fair value at January 1, 2008	$850,234
Change in fair value subsequent to January 1, 2008:
Effective portion recorded in OCI	(581,208)
Ineffective portion recorded in income	(18,518)
Credit value and market value adjustments recorded in OCI for the year ended December 31, 2008	(6,315)
Change in accrued interest	(10,430)
Swap maturity settlements	(123,450)
Loss on matured swaps	(22,110)

Total fair value at December 31, 2008	$88,203

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

During the year ended December 31, 2008, based on information received and other factors, we recorded charges aggregating $46,557 to write down two secured notes to fair value. The fair values of the secured notes are classified as Level 3 valuations. The unobservable inputs utilized in the calculation are described in our policy above.

Note M — Derivative Financial Instruments

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

Total notional amount of derivative instruments outstanding at December 31:

Currency	2008	2007
	(in thousands)

USD($)	$1,215,309	$1,360,105
EUR(€)	€1,600,000	€2,850,000
GBP(£)	£300,000	£300,000

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note M — Derivative Financial Instruments (Continued)

Notional maturities of our derivative instruments at December 31, 2008 were as follows:

	Notional Amount
	(in thousands)
	USD	EUR	GPB

2009	$—	€—	£300,000
2010	300,000	600,000	—
2011	—	1,000,000	—
2012	—	—	—
2013	—	—	—
Thereafter(a)	915,309	—	—

Total	$1,215,309	€1,600,000	£300,000

(a)	Notionals are amortizing. $915,309 is the notional at December 31, 2008.

All derivatives are recognized on the balance sheet at their fair value (see Note L — Fair Value Measurements). We record the changes in fair value of derivatives in income or other comprehensive income (“OCI”) depending on the designation of the hedge. Where hedge accounting is not achieved pursuant to SFAS 133, the change in fair value of the derivative is recorded in income. In the second quarter of 2007, we re-designated all our derivatives as cashflow hedges. Each balance remaining in AOCI at the time of re-designation is amortized over the remaining life of the underlying derivative in accordance with SFAS 133. During the years ended December 31, 2008, 2007 and 2006, we recorded the following in OCI related to derivative instruments:

Cash flow hedge transactions recorded in other comprehensive (income) loss

	2008	2007	2006
	(Dollars in thousands)

Effective portion of change in fair market value of derivatives(a)	$581,208	$(261,603)	$(215,041)
Credit value and market value adjustments	19,800	—	—
Amortization of balances of de-designated hedges and other adjustments	742	(36,929)	23,708
Foreign exchange component of cross currency swaps (charged) credited to income	(507,050)	465,859	288,070
Income tax effect	(33,145)	(58,565)	(33,858)

Total cash flow hedge transactions	$61,555	$108,762	$62,879

(a)	Includes losses realized on swaps that matured during 2008 and 2007 that did not have hedge accounting treatment under SFAS 133, or were not perfectly effective, for the entire term of the contracts. The amounts included are $22,110 in 2008 and $3,732 in 2007.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note M — Derivative Financial Instruments (Continued)

During the years ended December 31, 2008, 2007 and 2006, the Company recorded the following for the derivative instruments and related hedged items in income related to derivative instruments:

	2008	2007	2006

(Income) loss
Changes in fair value of derivative instruments with no hedge accounting treatment under SFAS 133	$—	$(17,546)	$(284,027)
Offsetting changes in fair value of foreign denominated debt related to contracts with no hedge accounting treatment under SFAS 133	—	33,572	247,264
Changes in fair value of derivative instruments accounted for as fair value hedges	—	—	(47,731)
Offsetting changes in value of foreign denominated debt related to fair value hedges	—	—	47,288
Ineffectiveness of cash flow hedges	18,518	(11,429)	(8,534)
Amortization of Other Comprehensive Income and other adjustments related to derivative instruments de-designated from cash flow hedges(a)	21,408	713	(3,969)

Total effect on earnings related to derivative instruments and hedged items	$39,926	$5,310	$(49,709)

(a)	Includes losses realized on swaps that matured during 2008, and 2007 and did not have hedge accounting treatment under SFAS 133, or were not perfectly effective, for the entire term of the contracts. The amounts included are $22,110 in 2008 and $3,732 in 2007.

For the years ended December 31, 2008, 2007 and 2006 we recorded the following decreases (increases) in income related to the hedging of foreign denominated lease receipts:

	2008	2007	2006
Lease revenue	$6,718	($799)	($12,063)

During the year ended December 31, 2008, $(18,991), net was reclassified from AOCI to income when interest was paid or received on the Company’s cash flow hedges. The Company estimates that within the next twelve months it will amortize into earnings $240,319 of the pre-tax balance in accumulated other comprehensive income (loss) under cash flow hedge accounting in connection with the Company’s program to convert debt from floating to fixed rates.

Credit risk exposure arises from the potential that the counterparty may not perform under these derivative transactions. The counterparty for all of our derivatives is AIGFP, a related party. The derivatives are subject to a master netting agreement and as permitted under FIN 39, “Offsetting Amounts Related to Certain Contracts,” we have elected to offset derivative assets and derivative liabilities on our Consolidated Balance Sheets. See Note L — Fair Value Measurements. During the years ended December 31, 2008, 2007, and 2006 we did not execute any derivative instruments with AIGFP.

Failure of AIGFP to perform under the agreement with respect to these transactions would have a material effect on our results of operations and our cash flows.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note N — Fair Value Disclosures of Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for financial instruments:

Cash:  The carrying value reported on the balance sheet for cash and cash equivalents approximates its fair value.

Notes receivable: The fair values for notes receivable are estimated using discounted cash flow analyses, using market derived discount rates.

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

AVGs: We have adopted FIN 45 for guarantees entered into after December 31, 2002. Guarantees are included in Accrued interest and other payables on our Consolidated Balance Sheets. Fair value is approximately equal to unamortized fees.

The carrying amounts and fair values of the Company’s financial instruments at December 31, 2008 and 2007 are as follows:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	of Asset	of Asset	of Asset	of Asset
	(Liability)	(Liability)	(Liability)	(Liability)

Cash	$2,385,948	$2,385,948	$182,772	$182,772
Notes receivable	81,327	71,012	111,427	105,620
Debt financing (including foreign currency adjustment and subordinated debt and excluding debt discount)	(32,833,687)	(28,818,662)	(31,452,449)	(31,872,963)
Derivative assets, net	88,203	88,203	863,719	863,719
AVGs	(12,778)	(15,209)	(11,258)	(14,115)

Note O — Flight Equipment Rent

We sold two aircraft in 2006, which were accounted for as sale-leaseback transactions. We prepaid the total contracted lease payments. The prepaid lease payments will be charged to Flight Equipment Rent ratably over the lease-back period. Prepaid rent in the amounts of $72,541 and $90,541 are included in Lease Receivables and other assets on our 2008 and 2007 Consolidated Balance Sheets, respectively. Flight Equipment Rent includes the recognition of rent expense related to the years ended December 31, 2008, 2007 and 2006. We will charge $18,000 to Flight Equipment Rent for each of the years 2009 through 2013 in recognition of such rent expense.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note P — Quarterly Financial Information (Unaudited)

ILFC has set forth below selected quarterly financial data for the years ended December 31, 2008 and 2007. The following quarterly financial information for each of the three months ended and at March 31, June 30, September 30, and December 31, 2008 and 2007 is unaudited.

	Quarter
	First	Second	Third	Fourth		Total

Year Ended December 31, 2008
Total Revenues	$1,215,214	$1,313,114	$1,298,953	$1,261,265		$5,088,546
Pre-tax Income(a)	231,985	332,210	349,266	181,260	(b)	1,094,721
Net Income	149,502	214,063	224,606	114,954		703,125
Year Ended December 31, 2007
Total Revenues	$1,090,677	$1,157,269	$1,255,507	$1,226,370		$4,729,823
Pre-tax Income	187,498	194,557	274,568	258,262		914,885
Net Income	119,160	125,377	184,419	175,410		604,366

(a)	In the third quarter of 2008, we recorded an out-of-period adjustment which increased pretax income by $51.2 million. The out-of-period adjustment resulted from the adoption of SFAS 157 as of January 1, 2008. During the first and second quarters of 2008, we recorded charges to pre-tax income of $40.0 million and $11.2 million respectively for CVA and MVA on our cash flow hedges. In the third quarter, we concluded that the CVA and MVA on our cash flow hedges should have been recorded in Other comprehensive income (“OCI”) in accordance with SFAS No. 133. See Note L — Fair Value Measurements for more information on SFAS 157. The Board of Directors was informed of this out-of-period adjustment. We do not believe the effect of the out-of-period adjustment is material to any period affected.

(b)	In the fourth quarter of 2008, we recorded the following: (i) charges aggregating $46,557 to writedown two secured notes to fair value and (ii) charges aggregating $51,414 related to put fees on maturing debt and losses on matured swaps.

Note Q — Subsequent Events

Credit Rating Downgrade

On January 21, 2009, S&P downgraded our long-term and short-term credit ratings to BBB+ and A-2, respectively. As a direct result of the downgrades, we no longer have access to the CPFF. On January 28, 2009, the $1,686,900 borrowed under the facility matured and was paid.

On March 17, 2009, Moody’s downgraded our long-term credit rating to Baa2, confirmed our short-term credit rating, and assigned our ratings a negative outlook.

Export Credit Facilities

Under our ECA facilities, we may be required to segregate security deposits and maintenance reserves for particular aircraft into separate accounts in connection with certain credit rating downgrades. As a result of Moody’s October 3, 2008 downgrading of our long-term debt rating to Baa1, during the fourth quarter of 2008, we received notice from the security trustees of the ECA facilities requiring us to, in 2009, segregate into separate accounts our security deposits and maintenance reserves relating to the aircraft funded under the facility. Subsequent to December 31, 2008, we deposited into pledged bank accounts approximately $260,000 related to security deposits and maintenance reserves of aircraft financed under the facilities. Funds required to be segregated under the facility agreements will fluctuate with movements of deposits, reserves, and debt maturities related to the aircraft funded under the facilities. Moody’s further downgraded our long-term debt on March 17, 2009 to Baa2, which will require us to receive written consent from the agent of our 2004 ECA facility before we can fund future Airbus aircraft

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note Q — Subsequent Events (Continued)

deliveries under the facility. Further ratings declines could impose additional restrictions under the ECA facilities. These may include a requirement to post letters of credit and may restrict additional borrowings under the ECA 2004 facility.

Loan from AIG Funding

On March 12, 2009, we borrowed $800 million from AIG Funding to fund our contractual obligations through the end of March 2009. The note is payable upon demand, but otherwise in full upon maturity, which will be the earlier of our sale by AIG or December 31, 2009. We must also use any proceeds from the secured financings we are seeking to repay the note. AIG has also approved an additional $900 million loan to be provided on the same terms by AIG Funding on March 30, 2009 to fund our contractual obligations through the end of April 2009, which is subject to receiving consent of the NY Fed. We have been advised by AIG that AIG will continue to support our short-term liquidity needs through the earlier of our sale or March 2010.

Report of Independent Registered Public Accounting Firm
on
Financial Statement Schedule

To the Shareholders and Board of Directors
of International Lease Finance Corporation:

Our audits of the consolidated financial statements referred to in our report dated March 23, 2009, appearing in this Annual Report on Form 10-K of International Lease Finance Corporation also included an audit of the accompanying financial statement schedule as listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California

March 23, 2009

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

COL. A	COL. B	COL. C		COL. D	COL. E
		ADDITIONS
			Charged to
	Balance at	Charged to	Other
	Beginning of	Costs and	Accounts —	Deductions —	Balance at
Description	Period	Expenses	Describe	Describe(a)	End of Period
	(Dollars in thousands)

Reserve for overhaul:
Year ended December 31, 2008	$372,324	$264,592	—	$217,587	$419,329
Year ended December 31, 2007	245,369	290,134	—	163,179	372,324
Year ended December 31, 2006	142,053	249,181	—	145,865	245,369

(a)	Reimbursements to lessees for overhauls performed and amounts transferred to buyers for aircraft sold.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 24, 2009

INTERNATIONAL LEASE FINANCE CORPORATION

By	/s/ ALAN H. LUND
Alan H. Lund
Director, Vice Chairman
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ STEVEN F. UDVAR-HAZY Steven F. Udvar-Hazy	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 24, 2009

/s/ ALAN H. LUND Alan H. Lund	Vice Chairman of the Board and Chief Financial Officer (Principal Financial Officer)	March 24, 2009

/s/ LESLIE L. GONDA Leslie L. Gonda	Director, Chairman of the Executive Committee	March 24, 2009

/s/ JOHN L. PLUEGER John L. Plueger	Director, President and Chief Operating Officer	March 24, 2009

/s/ LOUIS L. GONDA Louis L. Gonda	Director	March 24, 2009

/s/ RICHARD H. BOOTH Richard H. Booth	Director	March 24, 2009

/s/ WILLIAM N. DOOLEY William N. Dooley	Director	March 24, 2009

/s/ ROBERT A. GENDER Robert A. Gender	Director	March 24, 2009

/s/ ELIAS F. HABAYEB Elias F. Habayeb	Director	March 24, 2009

/s/ DAVID L. HERZOG David L. Herzog	Director	March 24, 2009

/s/ ALAN M. PRYOR Alan M. Pryor	Director	March 24, 2009

/s/ KURT H. SCHWARZ Kurt H. Schwarz	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	March 24, 2009

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

Since the Registrant is an indirect wholly-owned subsidiary of AIG, no annual report to security holders or proxy statement, form of proxy or other proxy soliciting materials has been sent to security holders since January 1, 1990.