Form 10-Q
period 2009-03-31
INTERNATIONAL LEASE FINANCE CORP
filed 2009-05-11
CIK 714311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 11, 2009, there were 45,267,723 shares of Common Stock, no par value, outstanding.
     Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents, including interest bearing accounts of $1,081,213 (2009) and $2,382,068 (2008)	$1,359,261	$2,385,948
Restricted cash	265,235	—
Notes receivable, net of allowance, and net investment in finance and sales-type leases	376,935	383,086
Flight equipment under operating leases	56,262,750	55,372,328
Less accumulated depreciation	12,604,736	12,152,189

	43,658,014	43,220,139
Deposits on flight equipment purchases	454,185	568,549
Lease receivables and other assets	542,056	478,944
Derivative assets, net	11,481	88,203
Variable interest entities assets	96,271	98,746
Deferred debt issue costs, less accumulated amortization of $143,946 (2009) and $131,527 (2008)	92,410	91,899

	$46,855,848	$47,315,514

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued interest and other payables	$449,287	$441,656
Current income taxes	32,753	32,083
Tax benefit sharing payable to AIG	85,000	85,000
Loan from AIG Funding	1,700,000	—
Debt financing, net of deferred debt discount of $13,438 (2009) and $18,919 (2008)	29,143,110	31,476,668
Subordinated debt	1,000,000	1,000,000
Foreign currency adjustment related to foreign currency denominated debt	221,210	338,100
Security deposits on aircraft, overhauls and other	1,481,023	1,527,884
Rentals received in advance	288,847	299,961
Deferred income taxes	4,598,439	4,478,250
Variable interest entities liabilities	10,901	10,699
Contingencies — Note G
SHAREHOLDERS’ EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B, each having 500 shares issued and outstanding	100,000	100,000
Common stock — no par value; 100,000,000 authorized shares, 45,267,723 issued and outstanding	1,053,582	1,053,582
Paid-in capital	600,527	600,237
Accumulated other comprehensive income (loss)	(149,947)	(168,065)
Retained earnings	6,241,116	6,039,459

Total shareholders’ equity	7,845,278	7,625,213

	$46,855,848	$47,315,514

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Dollars in thousands)
(Unaudited)

	March 31,	March 31,
	2009	2008
REVENUES
Rental of flight equipment	$1,261,386	$1,186,753
Flight equipment marketing	1,365	10,969
Interest and other	15,329	17,492

	1,278,080	1,215,214

EXPENSES
Interest	355,394	380,113
Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	2,114	343
Effect from credit and market valuation adjustments on derivatives	—	39,958
Depreciation of flight equipment	472,123	449,621
Provision for overhauls	69,301	71,511
Flight equipment rent	4,500	4,500
Selling, general and administrative	59,746	37,183

	963,178	983,229

INCOME BEFORE INCOME TAXES	314,902	231,985
Provision for income taxes	111,945	82,483

NET INCOME	$202,957	$149,502

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Dollars in thousands)
(Unaudited)

	March 31,	March 31,
	2009	2008
NET INCOME	$202,957	$149,502

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net changes in fair value of cash flow hedges, net of taxes of $(9,776) (2009) and $45,401 (2008)	18,156	(84,315)
Change in unrealized appreciation on securities available for sale, net of taxes of $20 (2009) and $199 (2008)	(38)	(370)

	18,118	(84,685)

COMPREHENSIVE INCOME	$221,075	$64,817

See notes to condensed consolidated financial statements

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Dollars in thousands)
(Unaudited)

	March 31,	March 31,
	2009	2008
OPERATING ACTIVITIES
Net income	$202,957	$149,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	472,123	449,621
Deferred income taxes	110,433	105,680
Change in fair value of derivative instruments	104,654	(278,709)
Foreign currency adjustment of non-US$ denominated debt	(116,890)	298,740
Amortization of deferred debt issue costs	12,419	7,510
Amortization of prepaid lease costs	13,493	15,741
Other, including foreign exchange adjustments on foreign currency denominated cash	3,328	(601)
Changes in operating assets and liabilities:
Increase in lease receivables and other assets	(69,567)	(37,563)
Increase in accrued interest and other payables	9,588	29,666
Change in current income taxes	670	(23,217)
Decrease in rentals received in advance	(11,114)	(8,281)
Change in unamortized debt discount	5,481	6,050

Net cash provided by operating activities	737,575	714,139

INVESTING ACTIVITIES
Acquisition of flight equipment for operating leases	(754,804)	(1,231,127)
Payments for deposits and progress payments	(52,863)	(157,943)
Proceeds from disposal of flight equipment — net of gain	—	118,014
Advance on notes receivable	—	(43,854)
Restricted cash	(265,235)	—
Collections on notes receivable and finance and sales-type leases — net of income amortized	7,129	6,829
Other	(10)	—

Net cash used in investing activities	(1,065,783)	(1,308,081)

FINANCING ACTIVITIES
Net change in commercial paper	(1,750,000)	(97,300)
Loan from AIG Funding	1,700,000	—
Proceeds from debt financing	328,168	1,447,908
Payments in reduction of debt financing	(917,207)	(839,090)
Debt issue costs	(12,930)	(6,104)
Payment of common and preferred dividends	(1,300)	(15,568)
(Decrease) increase in customer and other deposits	(43,579)	57,144

Net cash (used in) provided by financing activities	(696,848)	546,990

Net decrease in cash	(1,025,056)	(46,952)
Effect of exchange rate changes on cash	(1,631)	1,322
Cash at beginning of period	2,385,948	182,772

Cash at end of period	$1,359,261	$137,142

     (Table continued on following page)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Dollars in thousands)
(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	March 31,	March 31,
	2009	2008
Cash paid during the period for:
Interest, excluding interest capitalized of $4,609 (2009) and $8,575 (2008)	$368,480	$367,870
Income taxes, net	841	21
Non-Cash Investing and Financing Activities
     2009:
$164,978 of Deposits on flight equipment purchases was applied to Acquisition of flight equipment under operating leases.
$1,500 was reclassified from Security deposits on aircraft, overhauls and other to Deposits on flight equipment purchases for concessions received from manufacturers.
A reduction in certain credits from aircraft and engine manufacturers in the amount of $742 increased the basis of Flight equipment under operating leases and decreased Lease receivables and other assets.
An aircraft with a net book value of $10,521 was reclassified to Lease receivables and other assets in the amount of $2,400 with a $7,507 charge to income when reclassified to an asset held for sale.
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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)
A. Basis of Preparation
     International Lease Finance Corporation (“the Company,” “ILFC,” “management,” “we,” “our,” “us”) is an indirect wholly-owned subsidiary of American International Group, Inc. (“AIG”). AIG is a holding company, which, through its subsidiaries, is primarily engaged in a broad range of insurance and insurance-related activities in the United States and abroad. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.
     The accompanying unaudited condensed consolidated financial statements include our accounts, accounts of all other entities in which we have a controlling financial interest, as well as accounts of variable interest entities (“VIEs”) in which we are the primary beneficiary as defined by Financial Accounting Standards Board Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities,” as amended (“FIN 46R”). Included in our Income before income taxes for the three months ended March 31, 2009 and 2008 is income in the amounts of $0.4 million and $0.2 million, respectively, related to these VIEs. The entire amount of this income in both periods is attributable to us as a result of contractual arrangements related to these entities and, as such, we do not have any non-controlling interest recorded for these entities as of March 31, 2009 or 2008. All material intercompany accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods presented have been included. Certain reclassifications have been made to the 2008 unaudited condensed consolidated financial statements to conform to the 2009 presentation. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.
Consideration of ILFC’s Ability to Continue as a Going Concern
     As discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2008, our management assessed our current financial position, liquidity needs and ability to meet our obligations as they come due, and made significant judgments and estimates with respect to the potential financial and liquidity effects of our risks and uncertainties. Based on AIG’s intention to continue to support us as expressed in AIG’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, and management’s plans, as described in our Annual Report on Form 10-K for the year ended December 31, 2008, and after consideration of the risks and uncertainties of such plans, management believes that we will have adequate liquidity to finance and operate our business and repay our obligations for at least the next twelve months.
     As a result of this determination, our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, nor relating to the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.
     It is possible that the actual outcome of one or more of management’s plans could be materially different or that one or more of management’s significant judgments or estimates about the potential effects of the risks and uncertainties could prove to be materially incorrect.
Effect of Derivative Credit Value Adjustment (“CVA”) and Market Value Adjustment (“MVA”)
     We recorded a $2.2 million increase in Other comprehensive income (“OCI”) for CVA and MVA on our cash flow hedges for the three month period ended March 31, 2009, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” as amended (“SFAS 157”) and SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). The CVA

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2009
(Unaudited)
and MVA adjustment for the three months ended March 31, 2008, aggregating $40.0 million was recorded as a charge to income and is presented separately on the 2008 Condensed Consolidated Statement of Income. In the third quarter of 2008, we concluded that such adjustments should be recorded in OCI in accordance with SFAS 133. We also concluded the effect of the out-of-period adjustments were not material to any period affected, and we credited income in the third quarter of 2008 for the aggregate CVA and MVA charges of $51.2 million previously charged to income in the first and second quarters.
B. Recent Accounting Pronouncements
SFAS 141(R)
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes the accounting for business combinations in a number of ways, including broadening the transactions or events that are considered business combinations; requiring an acquirer to recognize 100 percent of the fair value of assets acquired, liabilities assumed, and non-controlling (i.e., minority) interests; recognizing contingent consideration arrangements at their acquisition-date fair values with subsequent changes in fair value generally reflected in income; and recognizing pre-acquisition loss and gain contingencies at their acquisition-date fair values, among other changes. We adopted SFAS 141(R) for business combinations for which the acquisition date is on or after January 1, 2009. Our adoption of this guidance did not have any effect on our consolidated financial position, results of operations or cash flows, but may have an effect on the accounting for future business combinations, if any.
SFAS 160
     In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 requires non-controlling (formally known as minority) interests in partially owned consolidated subsidiaries to be classified on the Condensed Consolidated Balance Sheet as a separate component of consolidated shareholders’ equity. SFAS 160 also establishes accounting rules for subsequent acquisitions and sales of non-controlling interests and how non-controlling interests should be presented in the Condensed Consolidated Statement of Income. The non-controlling interests’ share of subsidiary income should be reported as a part of consolidated net income with disclosure of the attribution of consolidated net income to the controlling and non-controlling interests on the face of the Condensed Consolidated Statement of Income. SFAS 160 became effective for us beginning with financial statements issued for the first quarter of 2009. SFAS 160 must be adopted prospectively, except that non-controlling interests should be reclassified from liabilities to a separate component of shareholders’ equity and consolidated net income should be recast to include net income attributable to both the controlling and non-controlling interests retrospectively. We had no recorded minority interest in our consolidated Variable Interest Entities (“VIEs”) and therefore the adoption of SFAS 160 did not have any effect on our consolidated financial position, results of operations or cash flows.
SFAS 161
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about (i) how and why we use derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133; and (iii) how derivative instruments and related hedged items affect our financial position, results of operations, and cash flows. SFAS 161 became effective for us beginning with financial statements issued for the first quarter of 2009. Because SFAS 161 only requires additional disclosures about derivatives, it did not have any effect on our consolidated financial position, results of operations or cash flows.
FSP FAS 132(R)-1
     In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 amends FAS 132(R) to require more detailed disclosures about an employer’s plan assets, including the employer’s

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2009
(Unaudited)
investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair values of plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. Because FSP FAS 132(R)-1 only requires additional disclosures, it will have no effect on our consolidated financial position, results of operations or cash flows.
FSP FAS 107-1 and APB 28-1
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt FSP FAS 107-1 and APB 28-1 in the second quarter of 2009. As FSP FAS 107-1 and APB 28-1 only requires additional disclosures, it will have no effect on our consolidated financial position, results of operations or cash flows.
FSP FAS 115-2 and FAS 124-2
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognitions and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt FSP FAS 115-2 and FAS 124-2 in the second quarter of 2009. We are currently evaluating the effect the adoption of FSP FAS 115-2 and FAS 124-2 will have on our consolidated financial position, results of operations or cash flows.
FSP FAS 157-4
     In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 amends SFAS 157, “Fair Value Measurements,” and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. We will adopt FSP FAS 157-4 in the second quarter of 2009. We are currently evaluating the effect the adoption of FSP FAS 157-4 will have on our consolidated financial position, results of operations or cash flows.
C. Restricted Cash
     Under our Export Credit Agency (“ECA”) facilities, due to our current long-term debt ratings, we are required to segregate security deposits and maintenance reserves for aircraft funded under the facilities into separate accounts. At March 31, 2009, we had segregated security deposits and maintenance reserves aggregating approximately $265 million related to such aircraft. The segregated amounts will fluctuate with changes in deposits, maintenance reserves, and debt maturities related to the aircraft funded under the facilities.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2009
(Unaudited)
D. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The following table presents our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008, and are categorized using the fair value hierarchy, as determined by SFAS 157. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets; Level 2 refers to fair values estimated using significant other observable inputs; and Level 3 includes fair value estimated using significant non-observable inputs.

					Counterparty
	Level 1	Level 2		Level 3	Netting (a)	Total
	(Dollars in thousands)
March 31, 2009:
Derivative assets	$—	$99,384	(b)	$—	$(87,903)	$11,481
Derivative liabilities	—	(87,903)		—	87,903	—

Total derivative assets, net	$—	$11,481		$—	$—	$11,481

December 31, 2008:
Derivative assets	$—	$192,568	(b)	$—	$(104,365)	$88,203
Derivative liabilities	—	(104,365)		—	104,365	—

Total derivative assets, net	$—	$88,203		$—	$—	$88,203

(a)	As permitted under FASB Interpretation No. 39 “Offsetting Amounts Related to Certain Contracts” we have elected to offset derivative assets and derivative liabilities under our master netting agreement.

(b)	The balance includes credit valuation adjustment (“CVA”) and market valuation adjustment (“MVA”) of $17.6 million and $19.8 million at March 31, 2009 and December 31, 2008, respectively.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
     During the three months ended March 31, 2009, we recorded a $7.5 million charge to write down an aircraft classified as held for sale in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”) to fair value. The fair value of an aircraft is classified as a Level 3 valuation. The unobservable inputs utilized in the calculation are described in our policy in Note L of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008.
E. Derivative Activities
     We use derivatives to manage exposures to interest rate and foreign currency risks and we account for derivatives in accordance with SFAS 133. At March 31, 2009, we have interest rate and currency swap agreements with a related counterparty. The derivatives are subject to a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. We do not have any credit risk related contingent features and are not required to post collateral under any of our existing derivative contracts.
     All of our derivative assets and liabilities were accounted for as cash flow hedges under SFAS 133 during the three month periods ended March 31, 2009 and 2008. Derivatives have notional amounts, which generally represent amounts used to calculate contractual cash flows to be exchanged under the contract. Our derivative portfolio is recorded at fair value on our balance sheet on a net basis in Derivative assets, net (see Note D – Fair Value Measurements).

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2009
(Unaudited)
     The following table presents notional and fair values of derivatives outstanding at the following dates:

	Asset Derivatives		Liability Derivatives
	Notional Value	Fair Value	Notional Value	Fair Value
		USD		USD
	(In thousands)
March 31, 2009:

Derivatives designated as hedging instruments under SFAS 133:
Interest rate contracts	$—	$—	$1,172,768	$(85,693)
Foreign exchange contracts	€1,655,500	99,384	£300,000	(2,210)
Total derivatives designated as hedging instruments under SFAS 133 (a)		$99,384		$(87,903)

December 31, 2008:

Derivatives designated as hedging instruments under SFAS 133:
Interest rate contracts	$—	$—	$1,215,309	$(103,622)
Foreign exchange contracts	€1,600,000	187,589	€72,100	(743)
	£300,000	4,979

Total derivatives designated as hedging instruments under SFAS 133 (a)		$192,568		$(104,365)

(a)	Derivative assets and liabilities are presented in Derivative assets, net on our Condensed Consolidated Balance Sheets.
     We record the changes in fair value of derivatives in income or OCI depending on the designation of the hedge as either fair value hedges or cash flow hedges, respectively, under SFAS 133. Where hedge accounting is not achieved pursuant to SFAS 133, the change in fair value of the derivative is recorded in income. We amortize derivative balances remaining in Accumulated other comprehensive income (“AOCI”) at the time of hedge re-designations over the remaining life of the underlying derivative in accordance with SFAS 133. Our foreign exchange derivative contracts mature through 2011, and our interest rate derivative contracts mature through 2015.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2009
(Unaudited)
     During the three months ended March 31, 2009 and 2008, we recorded the following in OCI related to derivative instruments:

	Net Changes in Fair Value of
	Cash Flow Hedges in OCI, Net of Taxes
	Three Months Ended
	March 31, 2009	March 31, 2008
	(Dollars in thousands)
Gain (loss)
Effective portion of change in fair market value of derivatives (a)	$(88,837)	$169,388
Amortization of balances of de-designated hedges and other adjustments	(121)	(364)
Foreign exchange component of cross currency swaps (credited) charged to income	116,890	(298,740)
Income tax effect	(9,776)	45,401

Net changes in fair value of cash flow hedges, net of taxes	$18,156	$(84,315)

(a)	2009 includes $2,213 of CVA and MVA. CVA and MVA was recorded in income for the period ended March 31, 2008. See Note A — Basis of Preparation.
     The following table presents the effective portion of the unrealized gain (loss) on derivative positions recorded in OCI:

	Amount of Unrealized Gain or (Loss)
	Recorded in OCI on Derivatives
	(Effective Portion)
	Three Months Ended
	March 31, 2009	March 31, 2008
	(Dollars in thousands)
Derivatives in SFAS 133 Cash Flow Hedging Relationships
Interest rate contracts	$(3,084)	$(38,577)
Foreign exchange contracts (a)	(99,163)	220,915

Total	$(102,247)	$182,338

(a)	2009 includes $2,213 of CVA and MVA. CVA and MVA was recorded in income for the period ended March 31, 2008. See Note A — Basis of Preparation.
     The following table presents amounts reclassified from AOCI into income when cash payments were made or received on our qualifying SFAS 133 cash flow hedges:

	Amount of Gain or (Loss) Reclassified from
	Accumulated OCI Into Income
	(Effective Portion)
	Three Months Ended
	March 31, 2009	March 31, 2008
	(Dollars in thousands)
Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts — interest expense	$(20,669)	$(254)
Foreign exchange contracts — interest expense	6,096	15,323
Foreign exchange contracts — lease revenue	1,163	(2,119)

Total	$(13,410)	$12,950

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2009
(Unaudited)
     We estimate that within the next twelve months, we will amortize into earnings approximately $99.6 million of the pre-tax balance in AOCI under cash flow hedge accounting in connection with our program to convert debt from floating to fixed interest rates.
     The following table presents the effect of derivatives recorded in the Condensed Consolidated Statements of Income for the three months ending March 31, 2009 and 2008:

	Amount of Gain or (Loss) Recognized in
	Income on Derivatives (Ineffective Portion) (a)
	Three Months Ended
	March 31, 2009	March 31, 2008
	(Dollars in thousands)
Derivatives in Statement 133 Cash Flow Hedging Relationships:
Interest rate contracts	$(195)	$(226)
Foreign exchange contracts	(2,040)	(310)

Total	(2,235)	(536)

Reconciliation to Condensed Consolidated Statements of Income:
Reclassification of amounts dedesignated as hedges recorded in AOCI	121	193

Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	$(2,114)	$(343)

(a)	All components of each derivative’s gain or loss were included in the assessment of effectiveness.
F. Related Party Transactions
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
     We entered into two demand note agreements aggregating $1.7 billion with AIG Funding, Inc. (“AIG Funding”), an affiliate of our parent, in March 2009 to assist in funding our liquidity needs. Interest on the notes varies monthly based on AIG Funding’s cost of funds. For March 2009, the interest rate on each note was approximately 6.53%. The notes are payable upon demand, but otherwise in full upon maturity, which will be the earlier of our sale by AIG or December 31, 2009. We can voluntarily prepay the notes in whole or in part at any time without penalty or premium.
     Our financial statements include the following amounts involving related parties:

	Three Months Ended
	March 31, 2009	March 31, 2008
	(Dollars in thousands)
Income Statement
Expense (income):
Allocation of corporate costs from AIG	$1,532	$4,343
Management fees paid to subsidiaries of AIG	180	234
Management fees received	(2,293)	(2,453)
Interest expense on loan from AIG Funding	3,173	—

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2009
(Unaudited)

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Balance Sheet
Asset (liability):
Taxes benefit sharing payable to AIG	$(85,000)	$(85,000)
Accrued corporate costs payable to AIG	(7,366)	(6,092)
Loan payable to AIG Funding	(1,700,000)	—
Accrued interest payable to AIG Funding	(3,173)	—
Income taxes payable to AIG	(32,753)	(32,083)
Net payable for management fees and other	(7)	(3)
     All of our derivative contracts are with AIG Financial Products Corp. (“AIGFP”), a related party. The fair market value is disclosed separately on our Condensed Consolidated Balance Sheets. See Note D — Fair Value Measurements and Note E — Derivative Activities. In addition, we purchase insurance through a broker who may place part of our policies with AIG. Total insurance premiums were $1.5 million and $1.3 million for the periods ended March 31, 2009 and 2008, respectively.
G. Contingent Liabilities
Guarantees
•	Asset Value Guarantees: We have guaranteed a portion of the residual value of 22 aircraft to financial institutions and other unrelated third parties for a fee. These guarantees expire at various dates through 2023 and generally obligate us to pay the shortfall between the fair market value and the guaranteed value of the aircraft and provide us with an option to purchase the aircraft for the guaranteed value. At March 31, 2009, the maximum commitment that we would be obligated to pay under such guarantees, without any offset for the projected value of the aircraft, was approximately $530 million.

•	Aircraft Loan Guarantees: We have guaranteed two loans collateralized by aircraft to financial institutions for a fee. The guarantees expire in 2014, when the loans mature and obligate us to pay an amount up to the guaranteed value upon the default of the borrower, which may be offset by a portion of the underlying value of the aircraft collateral. At March 31, 2009, guaranteed value, without any offset for the projected value of the aircraft, was approximately $30 million.
     Management regularly reviews the underlying values of the aircraft collateralized to determine our exposure under these guarantees. We currently do not anticipate that we will be required to perform under such guarantees based upon the underlying values of the aircraft collateralized.
Stand-by Line of Credit
     We have extended a $50 million line of credit to an aircraft securitization vehicle. Our funding commitment expires in 2010 and the likelihood of us being required to fund the committed balance is based upon the underlying liquidity of the securitization.
Legal Contingencies
•	Flash Airlines: We are named in lawsuits in connection with the January 3, 2004 crash of our 737-300 aircraft on lease to Flash Airlines, an Egyptian carrier. The lawsuits were filed by 122 families of victims on the flight. We believe we are adequately covered in these cases by the liability insurance policies carried by Flash Airlines and we have substantial defenses to the actions. We do not believe that the outcome of these lawsuits will have a material effect on our consolidated financial condition, results of operations or cash flows.

•	Krasnoyarsk Airlines (“KrasAir”): We leased a 757-200ER aircraft to a Russian airline, KrasAir, which is now the subject of a Russian bankruptcy-like proceeding. The aircraft lease was assigned to another Russian carrier, Atlant-Soyuz, which defaulted under the lease. The aircraft is currently

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2009
(Unaudited)
located in Moscow, Russia. In the first quarter of 2009, we were informed that the Russian customs authority had seized the aircraft during a time frame we believe to be late 2008. The aircraft was seized on the basis of certain alleged violations by KrasAir with respect to the import of the aircraft, including the import type and customs fees owed. The Russian customs authority has filed a case in the general jurisdiction court seeking an order permitting it to confiscate the aircraft due to these alleged violations. We are not currently a party to the case, but we have filed a pleading with the court seeking to become a party so that we can protect our ownership rights to the aircraft. We have informed the insurance underwriters under KrasAir’s, Atlant-Soyuz’s, and our insurance policies of this matter. We cannot estimate what the outcome of this matter will be, but we do not believe that it will be material to our consolidated financial position, results of operations or cash flows.
     We are also a party to various claims and litigation matters arising in the ordinary course of our business. We do not believe the outcome of any of these matters will be material to our consolidated financial position, results of operations or cash flows.
H. Subsequent Event
Extension of 2004 Export Credit Agency (“ECA”) Facility Agreement
     In May 2004, we entered into an ECA Facility Agreement, as amended, to borrow up to $3.6 billion for the purchase of Airbus aircraft delivered through May 31, 2009. Funds become available under this facility when the various European Export Credit Agencies provide guarantees for aircraft based on a forward-looking calendar. The financing is for a ten-year fully amortizing loan per aircraft at an interest rate determined through a bid process. We have collateralized the debt by a pledge of the shares of a wholly-owned subsidiary that holds title to the aircraft financed under this facility. As of March 31, 2009, we had financed 49 aircraft using approximately $3.2 billion under this facility and approximately $2.3 billion was outstanding. The amount outstanding under the facility is included in “Debt financing, net of deferred debt discount” on our Condensed Consolidated Balance Sheets.
     In May 2009, the total amount available under the 2004 ECA facility was increased by $1.0 billion to a total of approximately $4.6 billion and the availability period was extended through June 30, 2010. As of May 8, 2009, we had approximately $1.0 billion available under this facility to finance our Airbus aircraft purchases through June 2010. As a result of our current long-term debt ratings, we are required under the 2004 ECA agreement to receive written consent from the security trustee before we can fund future Airbus aircraft deliveries under the facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-looking Information
     This quarterly report on Form 10-Q and other publicly available documents may contain or incorporate statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the potential sale of us by our parent, American International Group, Inc. (“AIG”), the state of the airline industry, our access to the capital markets, our ability to restructure leases and repossess aircraft, the structure of our leases, regulatory matters pertaining to compliance with governmental regulations and other factors affecting our financial condition or results of operations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and “should” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry economic and business conditions, which will, among other things, affect demand for aircraft, availability and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives, and environmental and safety requirements, as well as the factors discussed under “Item 1A. Risk Factors,” in this Form 10-Q and in the section titled “Part I — Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. We do not intend and undertake no obligation to update any forward-looking information to reflect actual results or future events or circumstances.
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
     Starting in the third quarter of 2008, worldwide economic conditions began to deteriorate significantly. The decline in economic conditions resulted in highly volatile markets, a steep decline in equity markets, less liquidity, the widening of credit spreads, and several prominent financial institutions seeking governmental aid. Despite these difficult conditions, we reported net income of approximately $203 million for the three months ended March 31, 2009, an increase of approximately $53.5 million from the same period last year. However, recent events have significantly and adversely affected our ability to access the public debt markets. See "-Liquidity” below. Additionally, the current market conditions will likely result in downward pressure on our operating margins.
Our Fleet
     During the first quarter of 2009, we took delivery of 18 new aircraft from Boeing and Airbus and reduced our leased fleet by one aircraft that is now held for sale. As of March 31, 2009, we owned 972 aircraft in our leased fleet, had nine additional aircraft in the fleet classified as finance and sales-type leases, and provided fleet management services for 99 aircraft. We have contracted with Airbus and Boeing to buy 150 new aircraft for delivery through 2019 with an estimated purchase price of $15.7 billion, 30 of which are scheduled to deliver during the remainder of 2009. We anticipate the purchases to be financed in part by operating cash flows and in part by incurring additional debt. We did not sign any purchase agreements with the manufacturers during the first quarter of 2009.
     Of the 150 aircraft on order, 74 are 787s from Boeing with the first aircraft currently scheduled to deliver in July 2012. The contracted delivery dates were originally scheduled from January 2010 through 2017, but Boeing has experienced delays relating to the deliveries of the 787s. We have signed leases for 31 of the 74 787s on order. The leases are subject to cancellation clauses related to delays in delivery dates. As of May 8, 2009, there have been no cancellations. We are in active discussions with Boeing related to delay compensation and penalties for which we

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
may be eligible. Under the terms of our 787 leases, particular lessees may be entitled to share in any compensation which we receive from Boeing for late delivery of the aircraft.
Debt Financing
     We have generally financed our aircraft purchases through available cash balances, internally generated funds and debt financings. Due to a combination of the challenges facing AIG, the downgrades in our credit ratings by the rating agencies, and the turmoil in the credit markets, we have been unable to issue commercial paper and public unsecured debt since the third quarter of 2008. To fulfill our liquidity needs, we borrowed $1.7 billion from AIG Funding, Inc. (“AIG Funding”), an affiliate of our parent, in March 2009. At March 31, 2009, we had approximately $488 million available under our 2004 Export Credit Agency (“ECA”) facility to finance Airbus aircraft purchases. We financed nine aircraft in April 2009 under the 2004 ECA facility. In May 2009, the total amount available under the 2004 ECA facility was increased by $1.0 billion to a total of approximately $4.6 billion and the availability period was extended through June 30, 2010. As of May 8, 2009, we had approximately $1.0 billion available under this facility to finance our Airbus aircraft purchases through June 2010, provided we receive consent from the security trustee due to our current long-term debt ratings. In order to meet our future liquidity needs, we are also pursuing additional secured and other financings. See “-Liquidity” below.
Industry Condition and Sources of Revenue
     Our revenues are principally derived from scheduled and charter airlines and companies associated with the airline industry. We derive more than 90% of our revenues from airlines outside of the United States. The airline industry is cyclical, economically sensitive, and highly competitive. Airlines and related companies may be affected by fuel prices and shortages, political or economic instability, terrorist activities, changes in national policy, competitive pressures, labor actions, pilot shortages, insurance costs, recessions, health concerns, and other political or economic events adversely affecting world or regional trading markets. Our customers’ ability to react to and cope with the volatile competitive environment in which they operate, as well as our own competitive environment, will affect our revenues and income.
     We are currently seeing financial stress to varying degrees across the airline industry largely precipitated by recent volatility in fuel costs, lower demand for air travel, tightening of the credit markets, and generally worsening economic conditions. We have seen airlines declare bankruptcy, cancel routes, eliminate jobs, and retire aircraft in an attempt to reduce capacity. This financial stress is causing a slow-down in the airline industry. We believe that these conditions will continue beyond 2009 and will have a negative impact on our future operating results through lower lease rates and increased costs associated with repossessing and deploying aircraft. As a result of these conditions, FlyLAL — Lithuanian Airlines (“FlyLAL”), who operated one of our aircraft, ceased operations during the first quarter of 2009. Six aircraft in our fleet, including the aircraft previously operated by FlyLAL, were not subject to a signed lease agreement or a signed letter of intent at March 31, 2009. Four of these aircraft have subsequently been leased. There are lags between changes in current market conditions and their impact on our results, as contracts signed during times of higher lease rates currently remain in effect. Therefore, the current market conditions and their potential effect have not yet been fully reflected in our results.
     We have numerous customers who operate flights to and from Mexico. Travel between Mexico and the rest of the world has been impacted by the outbreak of swine flu. Many airlines have curtailed flights in response to the reluctance of people willing to travel to Mexico. The negative impact, if any, that swine flu will have on our revenues and results of operations for the year ending December 31, 2009, is not yet known.
     At March 31, 2009, we have signed leases for all of our new aircraft deliveries through the end of 2010. Furthermore, our contractual purchase commitments for future new aircraft deliveries from 2010 to 2019 are at historic lows. For these reasons, we believe we are well positioned not only for an industry downturn, but to reap benefits from any opportunities a down market may present.
Consideration of ILFC’s Ability to Continue as a Going Concern
     As discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2008, our management assessed our current financial position, liquidity needs and ability to meet our obligations as they come due and made significant judgments and estimates with respect to the potential financial and liquidity effects of our

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
risks and uncertainties. Based on AIG’s intention to continue to support us, as expressed in AIG’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, and management’s plans, as described in our Annual Report on Form 10-K for the year ended December 31, 2008, and after consideration of the risks and uncertainties of such plans, management believes that we will have adequate liquidity to finance and operate our business and repay our obligations for at least the next twelve months.
     It is possible that the actual outcome of one or more of management’s plans could be materially different or that one or more of management’s significant judgments or estimates about the potential effects of the risks and uncertainties could prove to be materially incorrect.
     As a result of this determination, our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, nor relating to the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.
Liquidity
     As of the date of this report, we are still unable to access the commercial paper and public debt markets and have borrowed the maximum amount available under our senior revolving credit facilities. At March 31, 2009, we had approximately $488 million available for the financing of new Airbus aircraft under our 2004 ECA facility. In May 2009, the total amount available under the 2004 ECA facility was increased by $1.0 billion to a total of approximately $4.6 billion and the availability period was extended through June 30, 2010. As of May 8, 2009, we had approximately $1.0 billion available under this facility to finance our Airbus aircraft purchases through June 2010. As a result of Moody’s downgrade of our long-term debt on March 17, 2009 to Baa2, we are required, under the 2004 ECA agreement, to receive written consent from the security trustee before we can fund future Airbus aircraft deliveries under the facility. We obtained consent and financed 11 aircraft under the facility during March and April 2009. Further ratings declines could impose additional restrictions under the ECA facilities.
     Because we cannot determine when the commercial paper or public unsecured debt markets may become available to us again, we are currently seeking other ways to fund our purchase commitments of aircraft and future maturing obligations, including through secured financings and additional support from AIG. Under our existing debt agreements, we and our subsidiaries are permitted to enter into secured financings totaling up to 12.5% of consolidated net tangible assets, as defined in the debt agreements, currently approximately $5 billion. Furthermore, it may be possible, subject to receipt of any required consents under the Federal Reserve Bank of New York (“FRBNY”) facility and our bank facilities and term loans, for us to obtain secured financing without regard to the 12.5% consolidated net tangible asset limit referred to above by doing so through subsidiaries that qualify as non-restricted subsidiaries under our public debt indentures. We and our subsidiaries are currently permitted to incur up to $4.0 billion of new secured indebtedness pursuant to a consent letter agreement between AIG and the FRBNY. AIG will need to obtain the FRBNY’s consent for us and our subsidiaries to incur new secured indebtedness in excess of $4.0 billion. In March 2009, we borrowed $1.7 billion from AIG Funding to assist in funding our liquidity needs. We may need to seek additional funding from AIG, which funding would be subject to the consent of the FRBNY. Because of the current credit markets and AIG’s announced plans to sell us, we may not be able to obtain secured financing from third parties on favorable terms, if at all. We cannot predict whether AIG can obtain the FRBNY’s consent to allow us to incur new secured indebtedness in excess of $4.0 billion or to allow AIG to provide additional support to us.
Our Relationship with AIG
     AIG has experienced severe strain on its liquidity since the third quarter of 2008, and has been dependent on transactions with the FRBNY as its primary source of liquidity, as more fully described in AIG’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
AIG Loan from the FRBNY
     AIG has a revolving credit facility and a guarantee and pledge agreement with the FRBNY. The obligations under the credit facility agreement (the “Fed Credit Agreement”) are guaranteed by certain AIG subsidiaries and secured by a pledge of certain assets of AIG and its subsidiaries. We are not a guarantor of the Fed Credit Agreement obligations and have not pledged any assets to secure those obligations. We are, however, as a subsidiary of AIG, subject to covenants under the Fed Credit Agreement, including covenants that may, among other things, limit our ability to incur debt, encumber our assets, enter into sale-leaseback transactions, make equity or debt investments in other parties and pay distributions and dividends. AIG is required to repay the Fed Credit Agreement primarily from proceeds of sales of assets, including businesses. AIG is exploring divestiture opportunities for its non-core businesses and is currently seeking investors for the sale of ILFC.
AIG Going Concern Consideration
     In connection with the preparation of its quarterly report on Form 10-Q for the quarter ended March 31, 2009, AIG management assessed whether AIG has the ability to continue as a going concern. Based on the U.S. government’s continuing commitment, the recently completed transactions with the FRBNY and the U.S. Department of the Treasury, AIG management’s plans to stabilize its businesses and dispose of its non-core assets and other factors discussed in AIG’s Form 10-Q, and after consideration of the risks and uncertainties to such plans, AIG management indicated in the AIG quarterly report on Form 10-Q for the period ended March 31, 2009, that it believes that it will have adequate liquidity to finance and operate its businesses, and continue as a going concern for at least the next twelve months. It is possible that the actual outcome of one or more of AIG management’s plans could be materially different, or that one or more of AIG management’s significant judgments or estimates about the potential effects of these risks and uncertainties could prove to be materially incorrect, or that one of the principal transactions discussed in AIG’s Form 10-Q will not be consummated. If one of more of these possible outcomes is realized, AIG may need additional U.S. government support to meet its obligations as they come due. If AIG is not able to continue as a going concern it will have a significant impact on our operations, including limiting our ability to issue new debt and to receive additional support from AIG.
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
Critical Accounting Policies and Estimates
     Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically, we evaluate the estimates and judgments, including those related to revenue, depreciation, overhaul reserves, and contingencies. The estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     We believe that the following critical accounting policies can have a significant impact on our results of operations, financial position and financial statement disclosures, and may require subjective and complex estimates and judgments.
•	Lease Revenue

•	Flight Equipment Marketing

•	Provision for Overhauls

•	Flight Equipment

•	Derivative Financial Instruments

•	Fair Value Measurements

•	Income Taxes
     For a detailed discussion on the application of these accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008.
Debt Financings
     We generally fund our operations, including aircraft purchases, through available cash balances, internally generated funds, and debt financings. We borrow funds to purchase new and used flight equipment, make progress payments during aircraft construction and pay off maturing debt obligations. These funds have in the past been borrowed principally on an unsecured basis from various sources, and include both public debt and bank facilities. At March 31, 2009, we were in compliance in all material respects with the covenants in our debt agreements.
     During the three months ended March 31, 2009, we borrowed approximately $2.0 billion and $0.7 billion was provided by operating activities. The $2.0 billion borrowed included $328.2 million borrowed under our 2004 ECA facility to fund Airbus aircraft purchases and $1.7 billion borrowed from AIG Funding to fund our other liquidity needs, including repaying our maturing commercial paper and debt obligations as they became due. We had $1.4 billion in cash and cash equivalents at March 31, 2009.
     Our debt financing was comprised of the following at the following dates:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Public bonds and medium-term notes	$18,977,940	$19,748,541
Bank debt	7,552,500	7,558,750
ECA financings	2,624,108	2,436,296
Loan from AIG Funding	1,700,000	—
Subordinated debt	1,000,000	1,000,000

Total public, bank, intercompany, and subordinated debt	31,854,548	30,743,587
Commercial paper	2,000	1,752,000
Less: Deferred debt discount	(13,438)	(18,919)

Total debt financing and subordinated debt	$31,843,110	$32,476,668

Selected interest rates and ratios which include the economic effect of derivative instruments:
Composite interest rate	4.37%	4.51%
Percentage of total debt at fixed rates	62.41%	63.89%
Composite interest rate on fixed rate debt	5.37%	5.41%
Bank prime rate	3.25%	3.25%
     The above amounts represent the anticipated settlement of our currently outstanding debt obligations. Certain adjustments required to present currently outstanding hedged debt obligations have been recorded and presented separately on the balance sheet, including adjustments related to foreign currency hedging and interest rate hedging activities. We have eliminated the currency exposure arising from foreign currency denominated notes by hedging

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
the notes through swaps. Foreign currency denominated debt is translated into US dollars using exchange rates as of each balance sheet date. The foreign exchange adjustment for the foreign currency denominated debt hedged with derivative contracts was $221.2 million at March 31, 2009, and $338.1 million at December 31, 2008. Composite interest rates and percentages of total debt at fixed rates reflect the effect of derivative instruments. Our lower composite interest rate at March 31, 2009, compared to December 31, 2008, is driven by a decrease in short-term interest rates.
Public Bonds and Medium-Term Notes
     As discussed in “-Liquidity” above, we currently are unable to issue debt under our existing public debt financing arrangements. The interest rate on most of our public debt currently outstanding is effectively fixed for the terms of the notes. Our existing public debt financing arrangements are (i) an automatic shelf registration statement, which includes a $10.0 billion medium-term note program and a $1.0 billion retail medium-term note program and (ii) a $7.0 billion Euro medium-term note programme, as described in the table below:

	Maximum	Sold as of	Sold as of	Sold as of
	Offering	December 31, 2008	March 31, 2009	April 30, 2009
	(Dollars in millions)
Registration statement dated August 16, 2006 (including $10.0 billion Medium-Term Note Program and $1.0 billion Retail Medium-Term Note Program)	Unlimited(a)	$6,927	$6,927	$6,927

Euro Medium-Term Note Programme dated September 2008 (b)(c)	7,000	2,334	2,334	2,334

(a)	As a result of the Company’s Well Known Seasoned Issuer (“WKSI”) status, we have an unlimited amount of debt securities registered for sale.

(b)	We have economically hedged the foreign currency risk of the notes through derivatives.

(c)	This is a perpetual program. As a bond matures, the principal amount becomes available for new issuances under the program.
Bank Credit Facilities
     Revolving Credit Facilities: We have entered into three unsecured revolving credit facilities with an original group of 35 banks for an aggregate amount of $6.5 billion, consisting of a $2.0 billion tranche that expires in October 2009, a $2.0 billion tranche that expires in October 2010, and a $2.5 billion tranche that expires in October 2011. These revolving credit facilities provide for interest rates that vary according to the pricing option selected at the time of borrowing. Pricing options include a base rate, a range from 0.25% over LIBOR to 0.65% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The credit facilities are subject to facility fees, currently 0.2% of amounts available. We are currently paying the maximum fees under the facilities. The fees are based on our current credit ratings and would decrease in the event of an upgrade to our ratings. As of March 31, 2009, we had drawn the maximum amount available of $6.5 billion under our revolving credit facilities and interest was accruing on the outstanding loans at LIBOR based interest rates ranging from 1.89% to 2.08%.
     Export Credit Facilities: We also entered into ECA facilities in 1999 (“ECA 1999”) and 2004 (“ECA 2004”). The ECA 2004 is currently used to fund purchases of Airbus aircraft, while new financings are no longer available to us under the ECA 1999. The loans made under the ECA facilities are used to fund 85% of each aircraft’s net purchase price.
     In January 1999, we entered into ECA 1999 to borrow up to $4.3 billion for the purchase of Airbus aircraft delivered through 2001. We used $2.8 billion of the amount available under this facility to finance purchases of 62 aircraft. Each aircraft purchased was financed by a ten-year fully amortizing loan with interest rates ranging from 5.753% to 5.898%. The loans are guaranteed by various European Export Credit Agencies. We have collateralized the debt by a pledge of the shares of a wholly-owned subsidiary that holds title to the aircraft financed under the facility. At March 31, 2009, 50 loans with an aggregate principal value of $312.3 million remained outstanding under the facility and the net book value of the related aircraft was $2.0 billion. Thirteen of the 50 loans, with an aggregate principal value of $26.3 million, matured and were paid on April 1, 2009. The aggregate net book value of the aircraft related to these matured loans was $442.6 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     In May 2004, we entered into ECA 2004, as amended, to borrow up to $3.6 billion for the purchase of Airbus aircraft delivered through May 31, 2009. Funds become available under this facility when the various European Export Credit Agencies provide guarantees for aircraft based on a forward-looking calendar. The financing is for a ten-year fully amortizing loan per aircraft at an interest rate determined through a bid process. We have collateralized the debt by a pledge of the shares of a wholly-owned subsidiary that holds title to the aircraft financed under this facility. As of March 31, 2009, we had financed 49 aircraft using approximately $3.2 billion under this facility and approximately $2.3 billion was outstanding. The interest rates are either LIBOR based or at fixed rates. At March 31, 2009, the interest rates of the outstanding loans ranged from 1.73% to 4.71%. The net book value of the related aircraft was approximately $3.3 billion at March 31, 2009. In May 2009, the total amount available under the 2004 ECA facility was increased by $1.0 billion to a total of approximately $4.6 billion and the availability period was extended through June 30, 2010. As of May 8, 2009, we had approximately $1.0 billion available under this facility to finance our Airbus aircraft purchases through June 2010.
     Under the terms of our ECA facilities, due to our current long-term debt ratings, we are required to segregate security deposits and maintenance reserves for aircraft funded under the facilities into separate accounts. At March 31, 2009, we had segregated security deposits and maintenance reserves aggregating approximately $265 million related to such aircraft. The segregated amounts will fluctuate with changes in deposits, maintenance reserves, and debt maturities related to the aircraft funded under the facilities. As a result of the most recent downgrade of our long-term debt rating by Moody’s to Baa2 on March 17, 2009, we will need written consent from the security trustee of our 2004 ECA facility before we can fund future Airbus aircraft purchases under the facility. We obtained consent for and financed 11 aircraft under the facility during March and April 2009. Further ratings declines could impose additional restrictions under the ECA facilities, including the requirement to segregate rental payments and to receive prior consent to withdraw funds from the segregated accounts.
     Term Loans: From time to time, we enter into funded bank financing arrangements. As of March 31, 2009, $1.1 billion was outstanding under these term loan agreements, which have varying maturities through February 2012. The interest rates are LIBOR-based with spreads ranging from 0.300% to 1.625%. At March 31, 2009, the interest rates ranged from 1.520% to 2.875%.
Subordinated Debt
     In December 2005, we entered into two tranches of subordinated debt totaling $1.0 billion. Both tranches mature on December 21, 2065, but each tranche has a different call option. The $600 million tranche has a call option date of December 21, 2010, and the $400 million tranche has a call option date of December 21, 2015. The tranche with the 2010 call option date has a fixed interest rate of 5.90% for the first five years, and the tranche with the 2015 call option date has a fixed interest rate of 6.25% for the first ten years. Each tranche has an interest rate adjustment if the call option for that tranche is not exercised. The new interest rate would be a floating rate, reset quarterly, based on the initial credit spread of 1.55% and 1.80%, respectively, plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury.
Commercial Paper
     We have a $6.0 billion Commercial Paper Program and we had access to the FRBNY Commercial Paper Funding Facility (“CPFF”) until January 2009. As previously discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity,” we are unable to issue new commercial paper with our current short-term debt ratings and we cannot determine when the commercial paper markets may be available to us again. At March 31, 2009, we had $2.0 million outstanding under our Commercial Paper Program, which will mature on May 26, 2009. During the first quarter of 2009, we repaid all $1.7 billion we had borrowed under the CPFF.
Loan from AIG
     In March 2009 we entered into two demand note agreements aggregating $1.7 billion with AIG Funding in order to fund our liquidity needs. Interest on the notes varies monthly based on AIG Funding’s cost of funds. For March 2009, the interest rate on each note was approximately 6.53%. The notes are payable upon demand, but otherwise in full upon maturity, which will be the earlier of our sale by AIG or December 31, 2009. We can voluntarily prepay the notes in whole or in part at any time without penalty or premium.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Derivatives
     We employ derivative products to manage our exposure to interest rates risks and foreign currency risks. We enter into derivative transactions only to economically hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements and currency swap agreements. At March 31, 2009 and 2008, all our interest rate derivative contracts and foreign exchange derivative contracts were accounted for as cash flow hedges in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”).
     When interest rate and foreign currency swaps are effective as cash flow hedges under the technical requirements of SFAS 133, they offset the variability of expected future cash flows, both economically and for financial reporting purposes. We have historically used such instruments to effectively mitigate foreign currency and interest rate risks. The effect of our ability to apply hedge accounting for the swaps is that changes in their fair values are recorded in Other comprehensive income (“OCI”) instead of in earnings for each reporting period. As a result, reported net income will not be directly influenced by changes in interest rates and currency rates.
     The counterparty to our derivative instruments is AIG Financial Products Corp. (“AIGFP”), a non-subsidiary affiliate. The derivatives are subject to a bilateral security agreement and a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. Failure of the instruments or counterparty to perform under the derivative contracts would have a material impact on our results of operations and cash flows. In accordance with SFAS No. 157, “Fair Value Measurements,” as amended (“SFAS 157”), the net fair value of our derivatives was decreased by adjustments related to our counterparty’s credit risk and liquidity risk aggregating $17.6 million and $40.0 million at March 31, 2009 and 2008, respectively.
Credit Ratings
     The following table summarizes our current ratings by the respective nationally recognized rating agencies:

Date of Last Action
Rating Agency	Short-term Debt	Long-term Debt	Credit Watch/Review	to These Ratings
Fitch	F1	A	Evolving	September 17, 2008
Moody’s	P-2	Baa2	Negative	March 17, 2009
S&P	A-2	BBB+	Negative	April 2, 2009
     These credit ratings are the current opinions of the rating agencies. As such, they may be changed, suspended or withdrawn at any time by the rating agencies as a result of various circumstances including changes in, or unavailability of, information.
     As a result of a downgrade of our long-term debt rating by Moody’s to Baa2 on March 17, 2009, we will need written consent from the security trustee of our 2004 ECA facility before we can fund future Airbus aircraft purchased under the facility. While a ratings downgrade does not result in a default under any of our debt agreements, certain downgrades would impose additional restrictions under the 1999 and 2004 ECA facilities. In addition, such a downgrade could adversely affect our ability to issue public debt, obtain new financing arrangements or renew existing arrangements, and could increase the cost of such financing arrangements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     The following table summarizes our contractual obligations at March 31, 2009:
Existing Commitments

	Commitments Due by Fiscal Year
	Total	2009	2010	2011	2012	2013	Thereafter
	(Dollars in thousands)
Public bonds and medium-term notes	$18,977,940	$2,427,906	$4,002,397	$4,380,245	$3,572,141	$3,542,124	$1,053,127

Bank Credit Facilities	6,500,000	2,000,000	2,000,000	2,500,000	—	—	—

Bank Term Loans	1,052,500	464,750	102,750	335,000	150,000	—	—

ECA Financings	2,624,108	384,333	432,677	344,660	315,613	315,613	831,212

Loan From AIG Funding	1,700,000	1,700,000	—	—	—	—	—

Subordinated Debt	1,000,000	—	—	—	—	—	1,000,000

Commercial Paper	2,000	2,000	—	—	—	—	—

Interest Payments on Debt Outstanding (a)(b)(c)	6,802,904	1,029,935	1,034,598	743,853	450,829	273,090	3,270,599

Operating Leases (d)(e)	79,350	8,050	11,515	11,958	12,439	12,938	22,450

Pension Obligations (f)	8,999	1,346	1,405	1,463	1,526	1,595	1,664

Tax Benefit Sharing Agreement Due to AIG	85,000	85,000	—	—	—	—	—

Purchase Commitments	15,705,000	2,013,100	242,700	247,600	639,400	2,277,900	10,284,300

Total	$54,537,801	$10,116,420	$7,828,042	$8,564,779	$5,141,948	$6,423,260	$16,463,352

Contingent Commitments

	Contingency Expiration by Fiscal Year
	Total	2009	2010	2011	2012	2013	Thereafter
	(Dollars in thousands)
AVGs (g)	$559,630	$—	$—	$27,841	$78,950	$96,003	$356,836

Lines of Credit	50,000	—	50,000	—	—	—	—

Total (h)	$609,630	$—	$50,000	$27,841	$78,950	$96,003	$356,836

(a)	Includes interest on loan from AIG Funding.

(b)	Future interest payments on floating rate debt are estimated using floating interest rate in effect at March 31, 2009.

(c)	Includes the effect of interest rate and foreign currency derivative instruments.

(d)	Excludes fully defeased aircraft sale-lease back transactions.

(e)	Minimum rentals have not been reduced by minimum sublease rentals of $8,955 in the future under non-cancellable subleases.

(f)	Our pension obligations are part of intercompany expenses, which AIG allocates to us on an annual basis. The amount is an estimate of such allocation. The column “2009” consists of total estimated allocations for 2009 and the column “Thereafter” consists of the 2014 estimated allocation. The amount allocated has not been material to date.

(g)	From time to time, we participate with airlines, banks and other financial institutions in the financing of aircraft by providing asset guarantees, put options, or loan guarantees collateralized by aircraft. As a result, should we be called upon to fulfill our obligations, we would have recourse to the value of the underlying aircraft.

(h)	Excluded from total contingent commitments are $139.9 million of uncertain tax liabilities. The future cash flows to these liabilities are uncertain and we are unable to make reasonable estimates of the outflows.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Off-Balance-Sheet Arrangements
     We have not established any unconsolidated entities for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We have, however, from time to time established subsidiaries, entered into joint ventures or created other partnership arrangements or trusts with the limited purpose of leasing aircraft or facilitating borrowing arrangements.
Results of Operations
Three months ended March 31, 2009 versus 2008
     Revenues from rentals of flight equipment increased 6.3% to $1,261.4 million for the three months ended March 31, 2009 from $1,186.8 million for the same period in 2008. The number of aircraft in our fleet increased to 972 at March 31, 2009, compared to 921 at March 31, 2008. Revenues from rentals of flight equipment increased (i) $88.2 million due to the addition of new aircraft to our fleet after March 31, 2008, or aircraft in our fleet as of March 31, 2008, that earned revenue for a greater number of days during the three-month period ended March 31, 2009, than during the same period in 2008; (ii) $13.1 million due to non-recurring charges taken in the first quarter of 2008 related to the early termination of ten ATA lease agreements, and (iii) $4.5 million due to higher lease rates on aircraft in our fleet during both periods, that were re-leased or had lease rates changes between the two periods. These revenue increases were partially offset by (i) $16.8 million lost revenue on aircraft in transition between lessees primarily resulting from repossessions of aircraft from airlines who filed for bankruptcy protection or ceased operations during 2008; (ii) a $10.0 million decrease related to aircraft in service during the three months ended March 31, 2008, and sold prior to March 31, 2009; and (iii) a $4.4 million decrease related to lower aggregate hours flown on which we collect overhaul revenue.
     Six aircraft in our fleet were not subject to a signed lease agreement or a signed letter of intent at March 31, 2009, four of which were subsequently leased.
     In addition to our leasing operations, we engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment and other marketing services on a principal and commission basis. Revenues from flight equipment marketing decreased to $1.4 million for the three months ended March 31, 2009, compared to $11.0 million for the same period in 2008. We did not sell any aircraft during the three months ended March 31, 2009, compared to two aircraft sold during the same period in 2008.
     Interest and other revenue decreased to $15.3 million for the three months ended March 31, 2009, compared to $17.5 million for the same period in 2008 due to a $2.4 million decrease in foreign exchange gains, net of losses, which was partially offset by other minor fluctuations aggregating a net increase of $0.2 million.
     Interest expense decreased to $355.4 million for the three months ended March 31, 2009, compared to $380.1 million for the same period in 2008 as a result of a decrease in our composite interest rate. The decrease was partially offset by an increase in average outstanding debt (excluding the effect of debt discount and foreign exchange adjustments) to $32.2 billion for the three months ended March 31, 2009, compared to $30.7 billion for the same period in 2008.
     Our composite borrowing rates in the first quarters of 2009 and 2008, which include the effect of derivatives, were as follows:

			Increase
	2009	2008	(Decrease)
Beginning of Quarter	4.51%	5.16%	(0.65)%

End of Quarter	4.37%	4.79%	(0.42)%

Average	4.44%	4.98%	(0.54)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     We recorded charges of $2.1 million and $0.3 million primarily related to ineffectiveness of derivatives designated as cash flow hedges for the three months ended March 31, 2009 and 2008, respectively. In addition, for the three months ended March 31, 2008, we recorded a $40.0 million charge relating to incorporation of counterparty credit risk (“CVA”) and liquidity risk (“MVA”) in the calculation of fair value of our derivative instruments. The corresponding adjustments for the period ended March 31, 2009 were recorded in OCI. (See Note A — Basis of Preparation).
     Depreciation of flight equipment increased 5.0% to $472.1 million for the three months ended March 31, 2009, compared to $449.6 million for the same period in 2008 due to the increased cost of the fleet.
     Provision for overhauls decreased to $69.3 million for the three months ended March 31, 2009, compared to $71.5 million for the same period in 2008 due to a decrease in the aggregate number of hours flown on which we collect overhaul revenue, which results in a decrease in the estimated future reimbursements.
     Flight equipment rent expense relates to two sale-leaseback transactions.
     Selling, general and administrative expenses increased to $59.7 million for the three months ended March 31, 2009, compared to $37.2 million for the same period in 2008 due to (i) a $9.7 million increase in operating expenses to support our growing fleet; (ii) an $8.6 million increase in salary and employee related expenses; and (iii) a $7.5 million charge related to an aircraft that was classified as an aircraft held for sale in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”). These increases were partially offset by minor fluctuations aggregating a decrease of $3.3 million.
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
     Our effective tax rate remained constant at 35.6% for the three months ended March 31, 2009 and 2008. Our effective tax rate continues to be impacted by minor permanent items and interest accrued on uncertain tax positions and prior period audit adjustments. Our reserve for uncertain tax positions increased by $19.0 million due to the continued uncertainty of tax benefits related to the Foreign Sales Corporation and Extraterritorial Income regimes, the benefits of which, if realized, would have a significant impact on our effective tax rate.
     Net income increased 35.8% to $203.0 million for the three months ended March 31, 2009, compared to $149.5 million for the same period last year.
     Other comprehensive income was $18.1 million for the three months ended March 31, 2009 compared to a loss of $84.7 million for the same period in 2008. This increase was primarily due to changes in the market value on derivatives qualifying for and designated as cash flow hedges under SFAS 133. In the first quarter of 2008, we recorded a $40.0 million charge to income relating to CVA and MVA in the calculation of fair value of our derivative instruments for that period. As discussed in Note A to our condensed consolidated financial statements, we concluded in the third quarter of 2008 that such adjustments should be recorded in other comprehensive income in accordance with SFAS 133. We also concluded that the effect of the out-of-period adjustments were not material to any period affected, and we credited income in the third quarter of 2008 for the aggregate CVA and MVA charges of $51.2 million previously charged to income in the first and second quarters of 2008. In the first quarter of 2009, we recorded a $2.2 million increase in OCI relating to CVA and MVA in the calculation of fair value of our derivative instruments for that period.

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
     We calculate the VaR with respect to the net fair value by using historical scenarios. This methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical information for interest rates and foreign exchange rates were used to construct the historical scenarios at March 31, 2009, and December 31, 2008. For each scenario, each financial instrument is re-priced. Scenario values for us are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum adverse deviation in net fair value incurred under these scenarios with 95% confidence (i.e. only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period is assumed in computing the VaR figure. The table below presents the average, high and low VaRs on a combined basis and of each component of market risk for us for the periods ended March 31, 2009 and December 31, 2008. The decrease in the VaR is due to an increase in lease revenue and a decrease in the U.S. Dollar yields and yield volatilities.

	ILFC Market Risk
	Three months Ended			Year Ended
	March 31, 2009			December 31, 2008
	(Dollars in millions)
	Average	High	Low	Average	High	Low
Combined	$38.3	$41.6	$35.1	$53.2	$96.2	$36.1

Interest Rate	38.4	41.7	35.1	53.7	97.6	36.5

Currency	0.6	0.7	0.5	1.0	1.6	0.7

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

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a — 15(e) and 15d — 15(e) of the Securities Exchange Act of 1934 as of March 31, 2009. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2009.

Variable Interest Entities: At March 31, 2009, our Condensed Consolidated Balance Sheet included assets and liabilities of $96.3 million and $10.9 million, respectively, related to Variable Interest Entities (“VIEs”). At December 31, 2008, the balances were $98.7 million and $10.7 million. In addition, we recorded net gains of $0.4 million and $0.2 million for the three months ended March 31, 2009 and 2008, respectively, related to those VIEs. Our assessment of disclosure controls and procedures, as described above, includes the VIEs. Each of the VIEs has a discrete number of assets and we, as lender and guarantor to the VIEs, have been provided sufficient information to conclude that our procedures with respect to these VIEs are effective in providing reasonable assurance that the information required to be disclosed by us relating to these entities is reconciled, processed, summarized and reported within the periods specified by the Securities and Exchange Commission. However, management has been unable to assess the effectiveness of internal controls at those entities due to our inability to dictate or modify the control over financial reporting of those entities, or to assess those controls.

(B)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Flash Airlines: We are named in lawsuits filed in connection with the January 3, 2004 crash of our 737-300 aircraft on lease to Flash Airlines, an Egyptian carrier. The lawsuits were filed by 122 families of victims on the flight. No material developments occurred in these proceedings during the first quarter of 2009. We believe we are adequately covered in these cases by the liability insurance policies carried by Flash Airlines and we have substantial defenses to the actions. We do not believe that the outcome of these lawsuits will have a material effect on our consolidated financial condition, results of operations or cash flows. For more information on these proceedings, see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2008.
     Krasnoyarsk Airlines (“KrasAir”): We leased a 757-200ER aircraft to a Russian airline, KrasAir, which is now the subject of a Russian bankruptcy-like proceeding. The aircraft lease was assigned to another Russian carrier, Atlant-Soyuz, which defaulted under the lease. The aircraft is currently located in Moscow, Russia. In the first quarter of 2009, we were informed that the Russian customs authority had seized the aircraft during a time frame we believe to be late 2008. The aircraft was seized on the basis of certain alleged violations by KrasAir with respect to the import of the aircraft, including the import type and customs fees owed. The Russian customs authority has filed a case in the general jurisdiction court seeking an order permitting it to confiscate the aircraft due to these alleged violations. We are not currently a party to the case, but we have filed a pleading with the court seeking to become a party so that we can protect our ownership rights to the aircraft. We have informed the insurance underwriters under KrasAir’s, Atlant-Soyuz’s, and our insurance policies of this matter. We cannot estimate what the outcome of this matter will be, but we do not believe that it will be material to our consolidated financial position, results of operations or cash flows.
     We are also a party to various claims and litigation matters arising in the ordinary course of our business. We do not believe the outcome of any of these matters will be material to our consolidated financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS
     Our business is subject to numerous risks and uncertainties, as described below and under "Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, and elsewhere in this report.
     We operate as a supplier and financier to airlines. The risks affecting our airline customers are generally out of our control and impact our customers to varying degrees. As a result, we are indirectly impacted by all the risks facing airlines today. Our customers’ ability to compete effectively in the market place and manage these risks has a direct impact on us and our operating results.
     The following risk factor updates certain significant factors that may affect our business and operations described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 for recent developments:
•	Relationship with AIG

AIG Going Concern Consideration — In connection with the preparation of its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, AIG assessed its ability to continue as a going concern. After considering several factors as outlined in AIG’s Annual Report on Form 10-K for the year ended December 31, 2008, and Quarterly Report on Form 10-Q for the period ended March 31, 2009, AIG believes that it will have adequate liquidity to finance and operate its businesses and continue as a going concern for at least the next twelve months. However, it is possible that the actual outcome of one or more of AIG’s plans could be materially different or that one or more of its significant judgments or estimates could prove to be materially incorrect, which could raise substantial doubt about AIG’s ability to continue as a going concern. If AIG is not able to continue as a going concern, it could have a

PART II. OTHER INFORMATION (CONTINUED)
significant impact on our operations, including limiting our ability to issue new debt and to receive additional support from AIG.
     For a detailed discussion of risk factors affecting us, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 6. EXHIBITS
     a) Exhibits
4.1	The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.

12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chairman of the Board and Chief Executive Officer.

31.2	Certification of Vice Chairman and Chief Financial Officer.

32.1	Certification under 18 U.S.C., Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTERNATIONAL LEASE FINANCE CORPORATION

May 11, 2009	/S/ Steven F. Udvar-Hazy STEVEN F. UDVAR-HAZY
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

May 11, 2009	/S/ Alan H. Lund

ALAN H. LUND
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

May 11, 2009	/S/ Kurt H. Schwarz

KURT H. SCHWARZ
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
INDEX TO EXHIBITS
     Exhibit No.
4.1	The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.

12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chairman of the Board and Chief Executive Officer.

31.2	Certification of Vice Chairman and Chief Financial Officer.

32.1	Certification under 18 U.S.C., Section 1350.