Form 10-Q
period 2009-06-30
INTERNATIONAL LEASE FINANCE CORP
filed 2009-08-07
CIK 714311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 7, 2009, there were 45,267,723 shares of Common Stock, no par value, outstanding.
     Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents, including interest bearing accounts of $990,951 (2009) and $2,382,068 (2008)	$997,456	$2,385,948
Restricted cash	264,239	—
Notes receivable, net of allowance, and net investment in finance and sales-type leases	294,546	383,086
Flight equipment under operating leases	57,568,176	55,372,328
Less accumulated depreciation	13,025,833	12,152,189

	44,542,343	43,220,139
Deposits on flight equipment purchases	248,787	568,549
Lease receivables and other assets	560,426	478,944
Derivative assets, net	147,864	88,203
Variable interest entities assets	92,163	98,746
Deferred debt issue costs, less accumulated amortization of $134,225 (2009) and $131,527 (2008)	114,118	91,899

	$47,261,942	$47,315,514

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued interest and other payables	$475,822	$441,656
Current income taxes	33,448	32,083
Tax benefit sharing payable to AIG	85,000	85,000
Loan from AIG Funding	1,700,000	—
Debt financing, net of deferred debt discount of $12,046 (2009) and $18,919 (2008)	29,036,660	31,476,668
Subordinated debt	1,000,000	1,000,000
Foreign currency adjustment related to foreign currency denominated debt	405,670	338,100
Security deposits on aircraft, overhauls and other	1,454,043	1,527,884
Rentals received in advance	301,984	299,961
Deferred income taxes	4,707,192	4,478,250
Variable interest entities liabilities	8,370	10,699
Commitments and Contingencies – Note H
SHAREHOLDERS’ EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B, each having 500 shares issued and outstanding	100,000	100,000
Common stock — no par value; 100,000,000 authorized shares, 45,267,723 issued and outstanding	1,053,582	1,053,582
Paid-in capital	601,551	600,237
Accumulated other comprehensive income (loss)	(178,161)	(168,065)
Retained earnings	6,476,781	6,039,459

Total shareholders’ equity	8,053,753	7,625,213

	$47,261,942	$47,315,514

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Dollars in thousands)
(Unaudited)

	June 30,	June 30,
	2009	2008
REVENUES
Rental of flight equipment	$1,298,870	$1,258,637
Flight equipment marketing	9,282	28,178
Interest and other	22,001	26,299

	1,330,153	1,313,114

EXPENSES
Interest	353,213	366,419
Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	(6,441)	7,188
Effect from credit and market valuation adjustments on derivatives	—	11,281
Depreciation of flight equipment	488,777	464,617
Provision for overhauls	74,084	79,214
Flight equipment rent	4,500	4,500
Selling, general and administrative	51,623	47,685

	965,756	980,904

INCOME BEFORE INCOME TAXES	364,397	332,210
Provision for income taxes	127,472	118,147

NET INCOME	$236,925	$214,063

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Dollars in thousands)
(Unaudited)

	June 30,	June 30,
	2009	2008
REVENUES
Rental of flight equipment	$2,560,256	$2,445,390
Flight equipment marketing	10,647	39,147
Interest and other	37,330	43,791

	2,608,233	2,528,328

EXPENSES
Interest	708,607	746,533
Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	(4,327)	7,531
Effect from credit and market valuation adjustments on derivatives	—	51,238
Depreciation of flight equipment	960,900	914,238
Provision for overhauls	143,385	150,725
Flight equipment rent	9,000	9,000
Selling, general and administrative	111,369	84,868

	1,928,934	1,964,133

INCOME BEFORE INCOME TAXES	679,299	564,195
Provision for income taxes	239,417	200,630

NET INCOME	$439,882	$363,565

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Dollars in thousands)
(Unaudited)

	June 30,	June 30,
	2009	2008
NET INCOME	$236,925	$214,063

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net changes in fair value of cash flow hedges, net of taxes of $15,224 (2009) and $(42,241) (2008)	(28,274)	78,446
Change in unrealized appreciation on securities available for sale, net of taxes of $(32) (2009) and $(42) (2008)	59	79

	(28,215)	78,525

COMPREHENSIVE INCOME	$208,710	$292,588

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Dollars in thousands)
(Unaudited)

	June 30,	June 30,
	2009	2008
NET INCOME	$439,882	$363,565

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net changes in fair value of cash flow hedges, net of taxes of $5,448 (2009) and $3,160 (2008)	(10,118)	(5,869)
Change in unrealized appreciation on securities available for sale, net of taxes of $(12) (2009) and $157 (2008)	22	(291)

	(10,096)	(6,160)

COMPREHENSIVE INCOME	$429,786	$357,405

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Dollars in thousands)
(Unaudited)

	June 30,	June 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$439,882	$363,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	960,900	914,238
Deferred income taxes	234,379	194,306
Change in fair value of derivative instruments	(75,227)	(259,050)
Foreign currency adjustment of non-US$ denominated debt	67,570	285,765
Amortization of deferred debt issue costs	22,628	15,111
Amortization of prepaid lease costs	27,741	29,708
Other, including foreign exchange adjustments on foreign currency denominated cash	(8,167)	(2,723)
Changes in operating assets and liabilities:
Increase in lease receivables and other assets	(62,569)	(28,166)
Increase in accrued interest and other payables	34,733	71,363
Change in current income taxes	1,365	4,446
Decrease (increase) in rentals received in advance	2,023	(1,872)
Change in unamortized debt discount	6,873	(328)

Net cash provided by operating activities	1,652,131	1,586,363

INVESTING ACTIVITIES
Acquisition of flight equipment for operating leases	(2,058,544)	(2,758,278)
Payments for deposits and progress payments	(49,657)	(191,650)
Proceeds from disposal of flight equipment — net of gain	89,434	328,089
Advance on notes receivable	—	(43,854)
Restricted cash	(264,239)	—
Collections on notes receivable and finance and sales-type leases — net of income amortized	89,246	13,757
Other	(11)	—

Net cash used in investing activities	(2,193,771)	(2,651,936)

FINANCING ACTIVITIES
Net change in commercial paper	(1,752,000)	123,837
Loan from AIG Funding	1,700,000	—
Proceeds from debt financing	1,328,099	2,680,433
Payments in reduction of debt financing	(2,022,980)	(1,883,961)
Debt issue costs	(44,847)	(19,394)
Payment of common and preferred dividends	(2,560)	(28,061)
(Decrease) increase in customer and other deposits	(52,779)	117,048

Net cash (used in) provided by financing activities	(847,067)	989,902

Net decrease in cash	(1,388,707)	(75,671)
Effect of exchange rate changes on cash	215	2,268
Cash at beginning of period	2,385,948	182,772

Cash at end of period	$997,456	$109,369

(Table continued on following page)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Dollars in thousands)
(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	June 30,	June 30,
	2009	2008
Cash paid during the period for:
Interest, excluding interest capitalized of $7,216 (2009) and $15,095 (2008)	$708,278	$726,895
Income taxes, net	3,673	1,878
Non-Cash Investing and Financing Activities
2009:
$357,669 of Deposits on flight equipment purchases was applied to Acquisition of flight equipment under operating leases.
An aircraft with a net book value of $20,921 and released overhaul reserves in the amount of $6,891 were reclassified to Lease receivables and other assets of $33,223 to reflect pending proceeds from the loss of an aircraft.
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
JUNE 30, 2009
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
     The accompanying unaudited condensed consolidated financial statements include our accounts, accounts of all other entities in which we have a controlling financial interest, as well as accounts of variable interest entities (“VIEs”) in which we are the primary beneficiary as defined by Financial Accounting Standards Board Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities,” as amended (“FIN 46R”). All material intercompany accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods presented have been included. Certain reclassifications have been made to the 2008 unaudited condensed consolidated financial statements to conform to the 2009 presentation. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.
Consideration of ILFC’s Ability to Continue as a Going Concern
     As discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2008, our management assessed our current financial position, liquidity needs and ability to meet our obligations as they come due, and made significant judgments and estimates with respect to the potential financial and liquidity effects of our risks and uncertainties. Based on AIG’s intention to continue to support us as expressed in AIG’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, and management’s plans, as described in our Annual Report on Form 10-K for the year ended December 31, 2008, and after consideration of the risks and uncertainties of such plans, management believes that we will have adequate liquidity to finance and operate our business and repay our obligations for at least the next twelve months.
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
Effect of Derivative Credit Value Adjustment (“CVA”) and Market Value Adjustment (“MVA”)
     We recorded charges of $62.6 million and $60.4 million in Other comprehensive income (“OCI”) for CVA and MVA on our cash flow hedges for the three and six month periods ended June 30, 2009, respectively, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” as amended (“SFAS 157”) and SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). The CVA and MVA adjustments for the three and six month periods ended June 30, 2008, aggregating $11.2 million and $51.2 million, respectively, were recorded as a charge to income and are presented separately on the 2008 Condensed Consolidated Statement of Income.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2009
(Unaudited)
In the third quarter of 2008, we concluded that such adjustments should be recorded in OCI in accordance with SFAS 133. We also concluded the effect of the out-of-period adjustments were not material to any period affected, and we credited income in the third quarter of 2008 for the aggregate CVA and MVA charges of $51.2 million previously charged to income in the first and second quarters.
B. Recent Accounting Pronouncements
     We adopted the following accounting standards during the first six months of 2009:
SFAS 141(R)
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes the accounting for business combinations in a number of ways, including broadening the transactions or events that are considered business combinations; requiring an acquirer to recognize 100 percent of the fair value of assets acquired, liabilities assumed, and non-controlling (i.e., minority) interests; recognizing contingent consideration arrangements at their acquisition-date fair values with subsequent changes in fair value generally reflected in income; and recognizing pre-acquisition loss and gain contingencies at their acquisition-date fair values, among other changes. We adopted SFAS 141(R) for business combinations for which the acquisition date is on or after January 1, 2009. Our adoption of this guidance did not have any effect on our consolidated financial position, results of operations or cash flows, but may have an effect on the accounting for future business combinations, if any.
SFAS 160
     In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 requires non-controlling (formally known as minority) interests in partially owned consolidated subsidiaries to be classified on the Condensed Consolidated Balance Sheet as a separate component of consolidated shareholders’ equity. SFAS 160 also establishes accounting rules for subsequent acquisitions and sales of non-controlling interests and how non-controlling interests should be presented in the Condensed Consolidated Statement of Income. The non-controlling interests’ share of subsidiary income should be reported as a part of consolidated net income with disclosure of the attribution of consolidated net income to the controlling and non-controlling interests on the face of the Condensed Consolidated Statement of Income. SFAS 160 became effective for us beginning with financial statements issued for the first quarter of 2009. SFAS 160 must be adopted prospectively, except that non-controlling interests should be reclassified from liabilities to a separate component of shareholders’ equity and consolidated net income should be recast to include net income attributable to both the controlling and non-controlling interests retrospectively. We had no recorded minority interest in our consolidated VIEs and therefore the adoption of SFAS 160 did not have any effect on our consolidated financial position, results of operations or cash flows.
SFAS 161
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about (i) how and why we use derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133; and (iii) how derivative instruments and related hedged items affect our financial position, results of operations, and cash flows. SFAS 161 became effective for us beginning with financial statements issued for the first quarter of 2009. Because SFAS 161 only requires additional disclosures about derivatives, it did not have any effect on our consolidated financial position, results of operations or cash flows. See Note E – Derivative Activities.
SFAS 165
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires disclosure of the date through which a company evaluated the need to disclose events that occurred subsequent

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2009
(Unaudited)
to the balance sheet date and whether that date represents the date the financial statements were issued or were available to be issued. We adopted SFAS 165 for the period ended June 30, 2009. The adoption of SFAS 165 did not affect our consolidated financial position, results of operations or cash flows. We considered subsequent events through August 6, 2009 for disclosure in this Form 10-Q, which is the date the financial statements were available to be issued.
FSP SFAS 107-1 and APB 28-1
     In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP SFAS 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP SFAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted FSP SFAS 107-1 and APB 28-1 in the second quarter of 2009. As FSP SFAS 107-1 and APB 28-1 only requires additional disclosures, it had no effect on our consolidated financial position, results of operations or cash flows.
FSP SFAS 115-2 and SFAS 124-2
     In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2”). FSP SFAS 115-2 requires a company to recognize the credit component of an other-than-temporary impairment of a debt security in income and the non-credit component in accumulated other comprehensive income when the company does not intend to sell the security or it is more likely than not the company will not be required to sell the security prior to recovery. FSP SFAS 115-2 also changes the threshold for determining when an other-than-temporary impairment has occurred on a debt security with respect to intent and ability to hold until recovery and requires additional disclosures. FSP SFAS 115-2 does not change the recognition of other-than-temporary impairment for equity securities. We adopted FSP SFAS 115-2 and SFAS 124-2 in the second quarter of 2009. The adoption of FSP SFAS 115-2 and SFAS 124-2 had no effect on our consolidated financial position, results of operations or cash flows.
FSP SFAS 157-4
     In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”). FSP SFAS 157-4 provides guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), when the volume and level of activity for an asset or liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly. FSP SFAS 157-4 also requires extensive additional fair value disclosures. We adopted FSP SFAS 157-4 in the second quarter of 2009. The adoption of FSP SFAS 157-4 had no effect on our consolidated financial position, results of operations or cash flows.
Future Applications of Accounting Standards
FSP SFAS 132(R)-1
     In December 2008, the FASB issued FSP SFAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS 132(R)-1”). FSP SFAS 132(R)-1 amends SFAS 132(R) to require more detailed disclosures about an employer’s plan assets, including the employer’s investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair values of plan assets. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. Because FSP SFAS 132(R)-1 only requires additional disclosures, it will have no effect on our consolidated financial position, results of operations or cash flows.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2009
(Unaudited)
SFAS 166
     In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 removes the concept of a qualifying special-purpose entity (“QSPE”) from SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and removes the exception from applying FIN 46R to QSPEs. SFAS 166 is effective for interim and annual periods beginning on January 1, 2010 for us. Earlier application is prohibited. The adoption will have no effect on our consolidated financial position, results of operations or cash flows as we do not have any involvement with any QSPEs.
SFAS 167
     In June 2009, FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends the consolidation analysis with an approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly affect the entity’s economic performance and (i) the obligation to absorb losses of the entity or (ii) the right to receive benefits from the entity, and improves financial reporting by enterprises involved with VIEs. SFAS 167 is effective for interim and annual periods beginning on January 1, 2010 for us. Earlier application is prohibited. We are assessing the effect adopting SFAS 167 will have on our consolidated financial position, results of operations, and cash flows.
SFAS 168
     In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification, or Codification, will become the source of authoritative U.S. GAAP, recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the U.S. Securities and Exchange Commission (“SEC”), under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS 168 to have a material impact on our consolidated financial position or results of operations.
C. Restricted Cash
     Because of our current long-term debt ratings, we are required to segregate security deposits and maintenance reserves for aircraft funded under both our 1999 and 2004 Export Credit Agency (“ECA”) facilities into separate accounts. These accounts were all under our control at June 30, 2009. However, due to Moody’s Investor Service, Inc. (“Moody’s”) subsequent downgrade of our long-term debt rating, the security trustee for the 2004 ECA facility can now choose to take control of the accounts relating to the 2004 ECA facility. See Note K – Subsequent Event. At June 30, 2009, we had segregated security deposits and maintenance reserves aggregating approximately $264 million related to such aircraft. The segregated amounts fluctuate with changes in deposits, maintenance reserves, and debt maturities related to the aircraft funded under the ECA facilities.
D. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The following table presents our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008, and are categorized using the fair value hierarchy, as determined by SFAS 157. Level 1 refers to fair values determined based on quoted prices in active markets for identical

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2009
(Unaudited)
assets; Level 2 refers to fair values estimated using significant other observable inputs; and Level 3 refers to fair values estimated using significant non-observable inputs.

					Counterparty
	Level 1	Level 2		Level 3	Netting (a)	Total
	(Dollars in thousands)
June 30, 2009:
Derivative assets	$—	$221,830	(b)	$—	$(73,966)	$147,864
Derivative liabilities	—	(73,966)		—	73,966	—

Total derivative assets, net	$—	$147,864		$—	$—	$147,864

December 31, 2008:
Derivative assets	$—	$192,568	(b)	$—	$(104,365)	$88,203
Derivative liabilities	—	(104,365)		—	104,365	—

Total derivative assets, net	$—	$88,203		$—	$—	$88,203

(a)	As permitted under FASB Interpretation No. 39, “Offsetting Amounts Related to Certain Contracts,” we have elected to offset derivative assets and derivative liabilities under our master netting agreement.

(b)	The balance includes credit valuation adjustment (“CVA”) and market valuation adjustment (“MVA”) of $80.6 million and $19.8 million at June 30, 2009 and December 31, 2008, respectively.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
     During the six months ended June 30, 2009, we recorded a $7.5 million charge to write down an aircraft classified as held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”) to fair value. The fair value of an aircraft is classified as a Level 3 valuation. The unobservable inputs utilized in the calculation are described in our policy in Note L of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008.
E. Derivative Activities
     We use derivatives to manage exposures to interest rate and foreign currency risks and we account for derivatives in accordance with SFAS 133. At June 30, 2009, we had interest rate and currency swap agreements with a related counterparty and interest rate cap agreements with an unrelated counterparty.
     During the second quarter of 2009, we entered into two interest rate cap agreements with an unrelated counterparty in connection with a secured financing transaction. We have not designated the interest rate caps as hedges under SFAS 133, and all changes in fair value are recorded in income.
     All of our interest rate swaps and foreign currency swaps are accounted for as cash flow hedges under SFAS 133. Derivatives have notional amounts, which generally represent amounts used to calculate contractual cash flows to be exchanged under the contract.
     All of our interest rate and currency swap agreements are subject to a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. We do not have any credit risk related contingent features and are not required to post collateral under any of our existing derivative contracts. Our derivative portfolio is recorded at fair value on our balance sheet on a net basis in Derivative assets, net (see Note D – Fair Value Measurements).
     We record the changes in fair value of derivatives in income or OCI depending on the designation of the hedge as either fair value hedges or cash flow hedges, respectively, under SFAS 133. Where hedge accounting is not achieved pursuant to SFAS 133, the change in fair value of the derivative is recorded in income. We

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2009
(Unaudited)
amortize derivative balances remaining in Accumulated other comprehensive income (“AOCI”) at the time of hedge re-designations over the remaining life of the underlying derivative in accordance with SFAS 133. Our foreign exchange derivative contracts mature through 2011, our interest rate derivative contracts mature through 2015, and our interest rate caps mature in 2018.
     The following table presents notional and fair values of derivatives outstanding at the following dates:

	Asset Derivatives		Liability Derivatives
	Notional Value	Fair Value	Notional Value	Fair Value
		USD		USD
	(In thousands)
June 30, 2009:

Derivatives designated as hedging instruments under SFAS 133:
Interest rate swap contracts	$—	$—	$1,142,911	$(72,980)
Foreign exchange swap contracts	€1,600,000	159,630	£55,250	(986)
Foreign exchange swap contracts	£300,000	58,167	$—	$—
Total derivatives designated as hedging instruments under SFAS 133 (a)		$217,797		$(73,966)

Derivatives not designated as hedging instruments under SFAS 133:
Interest rate cap agreements	$106,000	$4,033	$—	$—

Total derivatives		$221,830		$(73,966)

December 31, 2008:

Derivatives designated as hedging instruments under SFAS 133:
Interest rate swap contracts	$—	$—	$1,215,309	$(103,622)
Foreign exchange swap contracts	€1,600,000	187,589	€72,100	(743)
	£300,000	4,979

Total derivatives designated as hedging instruments under SFAS 133 (a)		$192,568		$(104,365)

(a)	Derivative assets and liabilities are presented in Derivative assets, net on our Condensed Consolidated Balance Sheets.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2009
(Unaudited)
     During the three and six months ended June 30, 2009 and 2008, we recorded the following in OCI related to derivative instruments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Gain (Loss)
Effective portion of change in fair market value of derivatives (a)	$141,084	$107,774	$52,247	$277,162
Amortization of balances of de-designated hedges and other adjustments	(122)	(62)	(243)	(426)
Foreign exchange component of cross currency swaps (credited) charged to income	(184,460)	12,975	(67,570)	(285,765)
Income tax effect	15,224	(42,241)	5,448	3,160

Net changes in cash flow hedges, net of taxes	$(28,274)	$78,446	$(10,118)	$(5,869)

(a)	2009 includes $(62,620) and $(60,407) of CVA and MVA, for the three and six months ended June 30, respectively. Changes in the CVA and MVA were recorded in income for the three and six month periods ended June 30, 2008. See Note A – Basis of Preparation.
     The following table presents the effective portion of the unrealized gain (loss) on derivative positions recorded in OCI:

	Amount of Unrealized Gain or (Loss)
	Recorded in OCI on Derivatives
	(Effective Portion)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Derivatives Designated as Cash Flow Hedges Under SFAS 133
Interest rate swap contracts	$23,087	$32,331	$20,003	$(6,246)
Foreign exchange swap contracts (a)	98,620	84,406	(543)	305,321

Total	$121,707	$116,737	$19,460	$299,075

(a)	2009 includes $(62,620) and $(60,407) of CVA and MVA, respectively, for the three and six month periods ended June 30, 2009. Changes in the CVA and MVA were recorded in income for the three and six month periods ended June 30, 2008. See Note A – Basis of Preparation.
     The following table presents amounts reclassified from AOCI into income when cash payments were made or received on our qualifying SFAS 133 cash flow hedges:

	Amount of Gain or (Loss) Reclassified from
	AOCI Into Income
	(Effective Portion)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
Interest rate contracts – interest expense	$4,688	$(4,461)	$(15,981)	$(4,715)
Foreign exchange swap contracts – interest expense	(24,382)	16,722	(18,286)	32,045
Foreign exchange swap contracts – lease revenue	317	(3,298)	1,480	(5,417)

Total	$(19,377)	$8,963	$(32,787)	$21,913

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2009
(Unaudited)
     We estimate that within the next twelve months, we will amortize into earnings approximately $18.2 million of the pre-tax balance in AOCI under cash flow hedge accounting in connection with our program to convert debt from floating to fixed interest rates.
     The following table presents the effect of derivatives recorded in the Condensed Consolidated Statements of Income for the three and six months ending June 30, 2009 and 2008:

	Amount of Gain or (Loss) Recognized
	in Income on Derivatives
	(Ineffective Portion) (a)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Derivatives Designated as Cash Flow Hedges Under SFAS 133:
Interest rate swap contracts	$(195)	$(271)	$(390)	$(497)
Foreign exchange swap contracts	7,214	(7,111)	5,174	(7,421)

Total	7,019	(7,382)	4,784	(7,918)

Derivatives Not Designated as a Hedge Under SFAS 133:
Interest Rate Cap Agreements (b)	(700)	—	(700)	—

Reconciliation to Condensed Consolidated Statements of Income:
Reclassification of amounts dedesignated as hedges recorded in AOCI	122	194	243	387

Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	$6,441	$(7,188)	$4,327	$(7,531)

(a)	All components of each derivative’s gain or loss were included in the assessment of effectiveness.

(b)	An additional $0.8 million of amortization of premium paid to the derivative counterparty was recognized in Interest expense during the three months ended June 30, 2009.
F. Fair Value Disclosures of Financial Instruments
     We used the following methods and assumptions in estimating our fair value disclosures for financial instruments:
     Cash, Including Restricted Cash: The carrying value reported on the balance sheet for cash and cash equivalents approximates its fair value.
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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2009
(Unaudited)
     Guarantees: We account for guarantees entered into after December 31, 2002 in accordance with FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). We record the fee paid to us as the initial carrying value of the guarantees which are included in Accrued interest and other payables on our consolidated balance sheets. The fee received is recognized ratably over the guarantee period. Included in the fair value balance below are two loan guarantees entered into prior to the adoption of FIN 45. Fair value of the guarantees is approximately equal to unamortized fees.
     The carrying amounts and fair values of the Company’s financial instruments at June 30, 2009 and 2008 are as follows:

	June 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount of	Fair Value	Amount of	Fair Value
	Asset	of Asset	Asset	of Asset
	(Liability)	(Liability)	(Liability)	(Liability)
	(Dollars in thousands)
Cash, including restricted cash	$1,261,695	$1,261,695	$2,385,948	$2,385,948
Notes receivable	76,954	69,705	81,327	71,012
Debt financing (including loan from AIG Funding, subordinated debt and foreign currency adjustment, excluding debt discount)	(32,154,376)	(29,483,217)	(32,833,687)	(28,818,662)
Derivative assets, net	147,864	147,864	88,203	88,203
Guarantees	(11,828)	(14,054)	(12,778)	(15,209)
G. Related Party Transactions
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
     We borrowed $1.7 billion from AIG Funding, Inc. (“AIG Funding”), an affiliate of our parent, in March 2009 to assist in funding our liquidity needs. See Note I – Debt Financings.
     All of our interest rate swap and foreign currency swap agreements are with AIG Financial Products Corp. (“AIGFP”), a related party. See Note D – Fair Value Measurements and Note E – Derivative Activities. In addition, we purchase insurance through a broker who may place part of our policies with AIG. Total insurance premiums were $3.2 million and $2.9 million for the periods ended June 30, 2009 and 2008, respectively.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2009
(Unaudited)
     Our financial statements include the following amounts involving related parties:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(Dollars in thousands)
Income Statement
Expense (income):
Allocation of corporate costs from AIG	$3,221	$2,270	$3,497	$6,613
Management fees paid to subsidiaries of AIG	257	189	437	423
Management fees received	(2,367)	(2,449)	(4,660)	(4,902)
Interest expense on loan from AIG Funding	28,420	—	31,593	—

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Balance Sheet
Asset (liability):
Derivative assets, net	$143,831	$88,203
Taxes benefit sharing payable to AIG	(85,000)	(85,000)
Accrued corporate costs payable to AIG	(5,563)	(6,092)
Loan payable to AIG Funding	(1,700,000)	—
Income taxes payable to AIG	(33,448)	(32,083)
Net payable for management fees and other	(4)	(3)
H. Commitments and Contingencies
     Guarantees
•	Asset Value Guarantees: We have guaranteed a portion of the residual value of 22 aircraft to financial institutions and other unrelated third parties for a fee. These guarantees expire at various dates through 2023 and generally obligate us to pay the shortfall between the fair market value and the guaranteed value of the aircraft and provide us with an option to purchase the aircraft for the guaranteed value. At June 30, 2009, the maximum commitment that we would be obligated to pay under such guarantees, without any offset for the projected value of the aircraft, was approximately $530 million.

•	Aircraft Loan Guarantees: We have guaranteed two loans collateralized by aircraft to financial institutions for a fee. The guarantees expire in 2014, when the loans mature and obligate us to pay an amount up to the guaranteed value upon the default of the borrower, which may be offset by a portion of the underlying value of the aircraft collateral. At June 30, 2009, the guaranteed value, without any offset for the projected value of the aircraft, was approximately $30 million.
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
     Legal Contingencies
•	Flash Airlines: We are named in lawsuits in connection with the January 3, 2004 crash of our Boeing 737-300 aircraft on lease to Flash Airlines, an Egyptian carrier. These lawsuits were filed by the families of victims on the flight and seek unspecified damages for wrongful death, costs and fees. The initial lawsuit was filed in May 2004 in California, and subsequent lawsuits were filed in

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2009
(Unaudited)
California and Arkansas. All cases filed in the U.S. were dismissed on the grounds of forum non conveniens and transferred to the French Tribunal de Grande Instance (“TGI”) civil court in either Bobigny or Paris. The Bobigny plaintiffs challenged French jurisdiction, whereupon the TGI decided to retain jurisdiction, on appeal the Paris Court of Appeal reversed, and on appeal the French Cour de Cassation elected to defer its decision pending a trial on the merits. We believe we are adequately covered in these cases by the liability insurance policies carried by Flash Airlines and we have substantial defenses to these actions. We do not believe that the outcome of these lawsuits will have a material effect on our consolidated financial condition, results of operations or cash flows.

•	Krasnoyarsk Airlines (“KrasAir”): We leased a 757-200ER aircraft to a Russian airline, KrasAir, which is now the subject of a Russian bankruptcy-like proceeding. The aircraft lease was assigned to another Russian carrier, Air Company “Atlant-Soyuz” Incorporated, which defaulted under the lease. In the first quarter of 2009, we were informed that the Russian customs authority had seized the aircraft during a time frame we believe to be late 2008. The aircraft was seized on the basis of certain alleged violations by KrasAir with respect to the import of the aircraft, including the import type and customs fees owed. The Russian customs authority filed a case in April 2009 in the general jurisdiction court in Moscow, Russia seeking an order permitting it to confiscate the aircraft due to these alleged violations. Shortly after the lawsuit was filed, we intervened in the lawsuit in order to protect our ownership rights and informed the insurance underwriters under KrasAir’s, Atlant-Soyuz’s, and our insurance policies of this matter. In the second quarter of 2009, the court decided that the seizure of the aircraft by the Russian customs authority was improper and denied the Russian customs authority’s request to confiscate the aircraft. Also in the second quarter of 2009, another Russian airline signed a lease for the aircraft. The aircraft was returned to us by the Russian customs authority and is currently undergoing maintenance in Moscow, Russia and we are currently negotiating a resolution of all customs-related issues with the Russian customs authority. We cannot predict what the outcome of this matter will be, but we do not believe that it will be material to our consolidated financial position, results of operations or cash flows.
     We are also a party to various claims and litigation matters arising in the ordinary course of our business. We do not believe the outcome of any of these matters will be material to our consolidated financial position, results of operations or cash flows.
I. Debt Financings

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Public bonds and medium-term notes	$18,019,306	$19,748,541
Bank debt	7,546,250	7,558,750
ECA financings	3,221,701	2,436,296
Other secured financings (a)	161,449	—
Loan from AIG Funding	1,700,000	—
Subordinated debt	1,000,000	1,000,000

Total public, bank, intercompany, and subordinated debt	31,648,706	30,743,587
Commercial paper and other short-term debt	100,000	1,752,000
Less: Deferred debt discount	(12,046)	(18,919)

Total debt financing and subordinated debt	$31,736,660	$32,476,668

(a)	Of this amount, $137.4 million of these secured financings is non-recourse to ILFC. These secured financings were incurred by either a VIE and consolidated in accordance with FIN 46R or by a wholly owned subsidiary of ILFC, each without recourse to ILFC.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2009
(Unaudited)
     We have had the following changes in our financing arrangements since December 31, 2008:
     Extension of 2004 Export Credit Agency (“ECA”) Facility Agreement
     In May 2004, we entered into an ECA Facility Agreement, as amended, to borrow up to $3.6 billion for the purchase of Airbus aircraft delivered through May 31, 2009. In May 2009, the total amount available under the 2004 ECA facility was increased by $1.0 billion to a total of approximately $4.6 billion and the availability period was extended through June 30, 2010. Funds become available under this facility when the various European Export Credit Agencies provide guarantees for aircraft based on a forward-looking calendar. The financing is for a ten-year fully amortizing loan per aircraft at an interest rate determined through a bid process. We have collateralized the debt by a pledge of the shares of a wholly-owned subsidiary that holds title to the aircraft financed under this facility. As of June 30, 2009, we had financed 65 aircraft using approximately $3.9 billion under this facility and approximately $3.0 billion was outstanding. The amount outstanding under the facility is included in “Debt financing, net of deferred debt discount” on our Condensed Consolidated Balance Sheets.
     As of July 31, 2009, we had approximately $682.3 million available under this facility to finance our Airbus aircraft purchases through June 2010. As a result of our current long-term debt ratings, we are required under the 2004 ECA agreement to receive written consent from the security trustee before we can fund Airbus aircraft deliveries under the facility. See Note K – Subsequent Event for additional restrictions imposed due to the downgrade of our long-term debt rating by Moody’s subsequent to June 30, 2009.
     Other Secured Financing Arrangements
     In May 2009, ILFC provided $39.0 million of subordinated financing to a trust, which we have determined is a Variable Interest Entity in which we are the primary beneficiary, as defined by FIN 46R. Accordingly, we consolidate the trust into our condensed consolidated financial statements. See Note J – Variable Interest Entities. The trust used these funds and an additional $106.0 million borrowed from third parties to purchase an aircraft, which the trust leases to an airline. ILFC acts as servicer of the lease for the trust. The $106.0 million loan has two tranches. The first tranche is $82.0 million, fully amortizes over the lease term, and is non-recourse to ILFC. The second tranche is $24.0 million, amortizes over the lease term, and is guaranteed by ILFC. Both tranches of the loan are secured by the aircraft and the lease receivables. Both tranches have nine-year terms with interest rates based on LIBOR. At June 30, 2009, the interest rates on the $82.0 million and $24.0 million tranches were 3.473% and 5.173%, respectively. The trust entered into two interest rate caps to economically hedge the related LIBOR interest rate risk in excess of 4.00%. At June 30, 2009, the net book value of the aircraft was $144.6 million.
     In June 2009, we borrowed $55.4 million through a wholly-owned subsidiary that owns one aircraft leased to an airline. The loan is non-recourse to ILFC and the loan is secured by the aircraft and the lease receivables. The interest rate on the loan is fixed at 6.58%. At June 30, 2009, the net book value of the aircraft was $96.3 million.
     Loan from AIG
     In March 2009, we entered into two demand note agreements aggregating $1.7 billion with AIG Funding in order to fund our liquidity needs. The interest rate on the notes is based on LIBOR with a floor of 3.5%. For June 2009, the interest rate on each note was approximately 6.53%. The notes are payable upon demand, but otherwise in full upon maturity, which will be the earlier of our sale by AIG or December 31, 2009. We can voluntarily prepay the notes in whole or in part at any time without penalty or premium.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2009
(Unaudited)
     Commercial Paper
     We have a $6.0 billion Commercial Paper Program and we had access to the FRBNY Commercial Paper Funding Facility (“CPFF”) until January 2009. We are unable to issue new commercial paper with our current short-term debt ratings and we cannot determine when the commercial paper markets may be available to us again. During the first quarter of 2009, we repaid all $1.7 billion we had borrowed under the CPFF. At June 30, 2009, we had no commercial paper outstanding.
     Other Short Term Financing
     In April 2009, we entered into a $100.0 million 90-day promissory note agreement with a supplier in connection with the purchase of an aircraft. The interest rate was fixed at the annual rate of 5.00%. The note was paid in full on July 22, 2009, when it matured.
J. Variable Interest Entities
     We, to a limited extent, are involved with VIEs. We have, in the past, participated to varying degrees in the design of VIEs. Our involvement in VIEs varies from being a passive investor to managing and structuring the activities of the VIE. We utilize VIEs in connection with leasing and marketing aircraft and managing jurisdictional issues, as well as to obtain financing. We have no involvement with QSPEs.
     Entities where we are the Primary Beneficiary
     We have determined that we are the primary beneficiary of ten entities to which we previously sold aircraft, provided financings, obtained preferential equity interests and in some cases provided guarantees to banks which had provided the secured senior financings to the entities. Each entity owns one aircraft. The individual financing agreements are cross-collateralized by the aircraft. We do not have legal control over and we do not own the assets of, nor are we directly obligated for the liabilities of these entities. The assets and liabilities of these entities are presented separately on our Consolidated Balance Sheets. Assets in the amount of $92.2 million and $98.7 million and liabilities in the amount of $8.4 million and $10.7 million are included in our Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008, respectively. Net expenses in the amounts of $1.0 million and $1.6 million are included in our Condensed Consolidated Statements of Income for the three months ended June 30, 2009 and 2008, respectively, and net expenses in the amounts of $0.6 million and $1.5 million are included in our Condensed Consolidated Statements of Income for the six months ended June 30, 2009 and 2008, respectively.
     We have determined that we are the primary beneficiary of an entity established to obtain secured financing, to which we provided $39.0 million of subordinated financing. The VIE owns one aircraft with a net book value of $144.6 million which secures third party borrowings of $106.0 million, $82.0 million of which is non-recourse to us. The aircraft is included in Flight equipment under operating leases and the borrowings are included in Debt Financings on our Condensed Consolidated Balance Sheets.
K. Subsequent Event
     Moody’s downgraded our long-term debt ratings to Baa3 on July 31, 2009. This debt rating allows the security trustee of the ECA 2004 Facility to take control of the accounts holding our segregated maintenance reserves and security deposits related to aircraft funded under the 2004 ECA facility, which currently total $192.7 million. We will also be required to segregate subsequent rental payments on these aircraft and may be required to transfer control of this account to the security trustee of the facility. In addition, we may be required, at the request of the security trustee, to file individual mortgages on the aircraft funded under the facility in the respective local jurisdictions in which the lessees operate. Subsequent events have been evaluated through August 6, 2009 which is the date the financial statements were available to be issued.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-looking Information
     This quarterly report on Form 10-Q and other publicly available documents may contain or incorporate statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the potential sale of us by our parent, American International Group, Inc. (“AIG”), the state of the airline industry, our access to the capital markets, our ability to restructure leases and repossess aircraft, the structure of our leases, regulatory matters pertaining to compliance with governmental regulations and other factors affecting our financial condition or results of operations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and “should” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry economic and business conditions, which will, among other things, affect demand for aircraft, availability and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives, and environmental and safety requirements, as well as the factors discussed under “Part II — Item 1A. Risk Factors,” in this Form 10-Q and our Form 10-Q for the three months ended March 31, 2009 and in the section titled “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. We do not intend and undertake no obligation to update any forward-looking information to reflect actual results or future events or circumstances.
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
     Starting in the third quarter of 2008, worldwide economic conditions began to deteriorate significantly. The decline in economic conditions resulted in highly volatile markets, a steep decline in equity markets, less liquidity, the widening of credit spreads, and several prominent financial institutions seeking governmental aid. Despite these difficult conditions, we reported net income of approximately $237 million for the three months ended June 30, 2009, an increase of approximately $23 million from the same period last year. However, recent events have significantly and adversely affected our ability to access the public debt markets. See “Liquidity” below. Additionally, the current market conditions are creating downward pressures that are slowing the growth of our operating margins.
Our Fleet
     During the second quarter of 2009, we took delivery of 23 new aircraft from Boeing and Airbus and removed three aircraft from our leased fleet. As of June 30, 2009, we owned 992 aircraft in our leased fleet, had eight additional aircraft in the fleet classified as finance and sales-type leases, and provided fleet management services for 99 aircraft. We have contracted with Airbus and Boeing to buy 128 new aircraft for delivery through 2019 with an estimated purchase price of $14.3 billion, eight of which are scheduled to deliver during the remainder of 2009. We anticipate the purchases to be financed in part by operating cash flows and in part by incurring additional debt. We have not signed any purchase agreements with the manufacturers during 2009.
     Of the 128 aircraft on order, 74 are 787s from Boeing with the first aircraft currently scheduled to deliver in July 2012. The contracted delivery dates were originally scheduled from January 2010 through 2017, but Boeing has experienced delays in the production of the 787s. Recently, there have been additional delays, but Boeing has not provided us with a revised 787 delivery schedule reflecting such delays. We have signed contracts for 31 of the 74

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
787s on order. Both the leases we have signed with our customers and our purchase agreements with Boeing are subject to cancellation clauses related to delays in delivery dates, though as of July 31, 2009, there have been no cancellations by any party. We are in discussions with Boeing related to revisions to the delivery schedule and potential delay compensation and penalties for which we may be eligible. Under the terms of our 787 leases, particular lessees may be entitled to share in any compensation that we receive from Boeing for late delivery of the aircraft.
Debt Financing
     We have generally financed our aircraft purchases through available cash balances, internally generated funds and debt financings. Due to a combination of the challenges facing AIG, the downgrades in our credit ratings by the rating agencies, and the turmoil in the credit markets, we have been unable to issue commercial paper and public unsecured debt since the third quarter of 2008. To fulfill our liquidity needs, we borrowed $1.7 billion from AIG Funding, Inc. (“AIG Funding”), an affiliate of our parent, in March 2009. In May 2009, we extended our 2004 Export Credit Agency (“ECA”) facility to finance Airbus aircraft purchases through June 2010 and increased the total amount available under the facility to approximately $4.6 billion. At July 31, 2009, we had approximately $682.3 million available to purchase Airbus aircraft under this facility, provided we receive consent from the security trustee, as required with our current long-term debt ratings. We financed all 16 Airbus aircraft that we purchased during the second quarter of 2009 under the 2004 ECA facility. We have an additional 11 Airbus aircraft on order through June 30, 2010. During the second quarter of 2009, we also used two Boeing aircraft to obtain secured financings. In order to meet our future liquidity needs, we are pursuing additional secured and other financings. See “Liquidity” below.
Industry Condition and Sources of Revenue
     Our revenues are principally derived from scheduled and charter airlines and companies associated with the airline industry. We derive more than 90% of our revenues from airlines outside of the United States. The airline industry is cyclical, economically sensitive, and highly competitive. Airlines and related companies are affected by fuel prices and shortages, political or economic instability, terrorist activities, changes in national policy, competitive pressures, labor actions, pilot shortages, insurance costs, recessions, health concerns, and other political or economic events adversely affecting world or regional trading markets. Our customers’ ability to react to and cope with the volatile competitive environment in which they operate, as well as our own competitive environment, will affect our revenues and income.
     We are currently seeing financial stress to varying degrees across the airline industry largely precipitated by recent volatility in fuel costs, lower demand for air travel, tightening of the credit markets, and generally worsening economic conditions. We have seen airlines declare bankruptcy, cease operations, cancel routes, eliminate jobs, and retire aircraft in an attempt to reduce capacity. This financial stress is causing a slow-down in the airline industry. We believe that these conditions will continue beyond 2009 and will have a negative impact on our future operating results through lower lease rates and increased costs associated with repossessing and redeploying aircraft.
     As a result of the above conditions, FlyLAL – Lithuanian Airlines (“FlyLAL”), which operated one of our aircraft, ceased operations during the first quarter of 2009. As of June 30, 2009, the aircraft had been leased to another airline. Four aircraft in our fleet were not subject to a signed lease agreement or a signed letter of intent at June 30, 2009, of which one has subsequently been leased. On July 24, 2009, Myair.com S.p.A., which operated one of our aircraft, ceased operations and the aircraft was returned to us on July 22, 2009. This aircraft is also now available for lease.
     We have numerous customers who operate flights to and from Mexico. Travel between Mexico and the rest of the world has been impacted by the outbreak of H1N1 virus. Many airlines curtailed flights during the second quarter of 2009 in response to the reluctance of people to travel to Mexico. The negative impact, if any, that H1N1 virus will have on our revenues and results of operations for the year ending December 31, 2009, is not yet known.
     Despite industry cyclicality and current stress, we remain optimistic about the long-term future of air transportation and, more specifically, the growing role that the leasing industry, and ILFC specifically, provides in facilitating the fleet transactions necessary to facilitate the growth of commercial air transport.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     However, there are lags between changes in current market conditions and their impact on our results, as contracts signed during times of higher lease rates currently remain in effect. Therefore, the current market conditions and their potential effect have not yet been fully reflected in our results and we continue to see lease rates contracting across all aircraft types as we sign new lease agreements. Additionally, management monitors all lessees that are behind in lease payments and discusses relevant operational and financial issues facing the lessees with our marketing executives in order to determine the amount of rental income to recognize for the past due amounts. Our customers make lease payments in advance and we generally recognize rental income only to the extent we have received payments or hold security deposits. At June 30, 2009, 22 customers operating 109 aircraft were two or more months past due on $80.6 million of lease payments relating to 79 of the 109 aircraft. Of this amount, we recognized $70.0 million in rental income through June 30, 2009. In comparison, at June 30, 2008, seven customers operating 26 aircraft were two or more months past due on $15.9 million of lease payments relating to 14 of the 26 aircraft, all of which we recognized in rental income through June 30, 2008.
     Management also reviews all outstanding notes that are in arrears to determine whether we should reserve for or write off any portion of the notes receivable. In this process, management evaluates the collectability of each note and the value of the underlying collateral, if any, by discussing relevant operational and financial issues facing the lessees with our marketing executives. As of June 30, 2009, $0.9 million of the carrying value of notes receivable were two months or more behind in payment.
     At June 30, 2009, we had signed leases for all of our new aircraft deliveries through the end of 2010. Furthermore, our contractual purchase commitments for future new aircraft deliveries from 2010 to 2019 are at historic lows. For these reasons, we believe we are well positioned not only for an industry downturn, but to reap benefits from any opportunities a down market may present.
Consideration of ILFC’s Ability to Continue as a Going Concern
     As discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2008, management assessed our current financial position, liquidity needs and ability to meet our obligations as they come due and made significant judgments and estimates with respect to the potential financial and liquidity effects of our risks and uncertainties. Based on AIG’s intention to continue to support us, as expressed in AIG’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, and management’s plans, as described in our Annual Report on Form 10-K for the year ended December 31, 2008, and after consideration of the risks and uncertainties of such plans, management believes that we will have adequate liquidity to finance and operate our business and repay our obligations for at least the next twelve months.
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
Liquidity
     As of the date of this report, we are unable to access the commercial paper and public debt markets and the maximum amount available under our senior revolving credit facilities is outstanding. In May 2009, the total amount available under the 2004 ECA facility was increased by $1.0 billion to a total of approximately $4.6 billion and the availability period was extended through June 30, 2010. At July 31, 2009, we had approximately $682.3 million available for the financing of new Airbus aircraft under our 2004 ECA facility. As a result of our current long-term debt ratings, we are required, under the 2004 ECA agreement, to receive written consent from the security trustee before we can fund Airbus aircraft deliveries under the facility. We obtained consent for all 16 Airbus aircraft that

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
we purchased during the second quarter of 2009 and financed all 16 aircraft under the facility. Further ratings declines could impose additional restrictions under the 1999 ECA facility. To the extent the security trustee of the 2004 ECA facility does not allow us to fund future purchases of Airbus aircraft under the 2004 ECA facility, we would have to locate other sources of financing to fund these purchases, as described in greater detail below, which would put additional strain on our liquidity. If we are unable to meet our aircraft purchase commitments as they become due, it could expose us to breach of contract claims by our lessees and the manufacturers, as discussed under “Part II — Item 1A. Risk Factors – Liquidity Risk.”
     Because we cannot determine when the commercial paper or public unsecured debt markets may become available to us again, we are currently seeking other ways to fund our purchase commitments of aircraft and future maturing obligations, including through secured financings and additional support from AIG. We entered into separate secured financings with respect to two aircraft during the second quarter of 2009. Under our existing debt agreements, we and our subsidiaries are permitted to enter into secured financings totaling up to 12.5% of consolidated net tangible assets, as defined in the debt agreements, currently approximately $5 billion. Furthermore, it may be possible, subject to receipt of any required consents under the Federal Reserve Bank of New York (“FRBNY”) facility and our bank facilities and term loans, for us to obtain secured financing without regard to the 12.5% consolidated net tangible asset limit referred to above (but subject to certain other limitations) by doing so through subsidiaries that qualify as non-restricted under our public debt indentures. However, we and our subsidiaries are currently permitted to incur no more than $4.0 billion of new secured indebtedness pursuant to a consent letter agreement between AIG and the FRBNY. AIG will need to obtain the FRBNY’s consent for us and our subsidiaries to incur new secured indebtedness in excess of $4.0 billion. In March 2009, we borrowed $1.7 billion from AIG Funding to assist in funding our liquidity needs. We may need to seek additional funding from AIG, which funding would be subject to the consent of the FRBNY. Because of the poor condition of current credit markets and AIG’s announced plans to sell us, we may not be able to obtain additional secured financing from third parties on favorable terms, if at all. We cannot predict whether AIG can obtain the FRBNY’s consent to allow us to incur new secured indebtedness in excess of $4.0 billion or to allow AIG to provide additional support to us.
Our Relationship with AIG
     AIG has experienced severe strain on its liquidity since the third quarter of 2008, and has been dependent on transactions with the FRBNY as its primary source of liquidity, as more fully described in AIG’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.
AIG Loan from the FRBNY
     AIG has a revolving credit facility and a guarantee and pledge agreement with the FRBNY. The obligations under the credit facility agreement, dated as of September 22, 2008 as amended (the “FRBNY Credit Agreement”), are guaranteed by certain AIG subsidiaries and secured by a pledge of certain assets of AIG and its subsidiaries. We are not a guarantor of the FRBNY Credit Agreement obligations and have not pledged any assets to secure those obligations. We are, however, as a subsidiary of AIG, subject to covenants under the FRBNY Credit Agreement, including covenants that may, among other things, limit our ability to incur debt, encumber our assets, enter into sale-leaseback transactions, make equity or debt investments in other parties and pay distributions and dividends. AIG is required to repay the FRBNY Credit Agreement primarily from proceeds of sales of assets, including businesses. AIG is exploring divestiture opportunities for its non-core businesses and continues to consider strategic alternatives for ILFC.
AIG Going Concern Consideration
     In connection with the preparation of its quarterly report on Form 10-Q for the quarter ended June 30, 2009, AIG management assessed whether AIG has the ability to continue as a going concern. Based on the U.S. government’s continuing commitment, the recently completed transactions and the other expected transactions with the FRBNY, AIG management’s plans to stabilize its businesses and dispose of its non-core assets and other factors discussed in AIG’s Form 10-Q, and after consideration of the risks and uncertainties to such plans, AIG management indicated in the AIG quarterly report on Form 10-Q for the period ended June 30, 2009, that it believes that it will have adequate liquidity to finance and operate its businesses, execute its asset disposition plan, and continue as a going concern for at least the next twelve months. It is possible that the actual outcome of one or more

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
of AIG management’s plans could be materially different, or that one or more of AIG management’s significant judgments or estimates about the potential effects of these risks and uncertainties could prove to be materially incorrect, or that one of the proposed transactions with the FRBNY discussed in AIG’s Form 10-Q will not be consummated or will fail to achieve its desired objectives. If one or more of these possible outcomes is realized, AIG may need additional U.S. government support to meet its obligations as they come due. If AIG is not able to continue as a going concern it will have a significant impact on our operations, including limiting our ability to issue new debt and to receive additional support from AIG.
Our Potential Sale by AIG
     AIG continues to consider strategic alternatives for ILFC. If AIG sells 51% or more of our common stock without certain lenders’ consent, it would be an event of default under our bank term loans and revolving credit agreements and would allow our lenders to declare our debt immediately due and payable. Accordingly, any such sale of us by AIG would require consideration of these credit arrangements. In addition, an event of default or declaration of acceleration under our bank term loans and revolving credit agreements could also result in an event of default under our other debt agreements, including the indentures governing our public debt.
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
     The following detailed discussion on the application of the accounting policy for flight equipment updates the discussion in our Annual Report on Form 10-K for the year ended December 31, 2008.
     Flight Equipment: Flight equipment under operating leases is stated at cost. Purchases, major additions and modifications and interest on deposits during the construction phase are capitalized. The lessee provides and pays for normal maintenance and repairs, airframe and engine overhauls and compliance with return conditions of flight equipment returned from lease. We generally depreciate passenger aircraft, including those acquired under capital leases, using the straight-line method over a 25-year life from the date of manufacture to a 15% residual value. For freighter aircraft, depreciation is computed on the straight-line basis to a zero residual value over its useful life of 35 years. When an aircraft is out of production, management evaluates the residual value of the aircraft type, and depreciates the aircraft using the straight-line method over a 25-year life from the date of manufacture to an established residual value for each aircraft type. Due to the significant cost of aircraft carried in Flight equipment

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
under operating leases on our Condensed Consolidated Balance Sheets, any change in the assumption of useful life or residual values for all aircraft could have a significant impact on our results of operations.
     At the time assets are retired or sold, the cost and accumulated depreciation are removed from the related accounts and the difference, net of proceeds, is recorded as a gain or loss.
     Management evaluates quarterly the need to perform a recoverability assessment as required under GAAP and performs a recoverability assessment of all aircraft in our fleet at least annually. An assessment is performed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. The undiscounted cash flows consist of cash flows from currently contracted leases, future projected lease rates, and estimated residual or scrap values for each aircraft. Management is very active in the industry and develops the assumptions used in the recoverability analysis based on its knowledge of active lease contracts, current and future expectations of the global demand for a particular aircraft type, and historical experience in the aircraft leasing market and aviation industry, as well as information received from third party industry sources. The factors considered in estimating the undiscounted cash flows are impacted by changes in future periods due to changes in contracted lease rates, economic conditions, technology, airline demand for a particular aircraft type, and many of the risk factors discussed in “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and under “Part II – Item 1A. Risk Factors,” in this Form 10-Q and our Form 10-Q for the three months ended March 31, 2009. In the event that an aircraft does not meet the recoverability test, the aircraft will be recorded at fair value in accordance with our Fair Value Policy resulting in an impairment charge. Our Fair Value Policy is described in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Fair Value Measurements” in our Annual Report on Form 10-K for the year ended December 31, 2008.
     We have, to date, not recorded any impairment charges related to aircraft in our fleet. In monitoring the aircraft in our fleet for impairment charges, we identify those aircraft that are most susceptible to failing the recoverability assessment and monitor those aircraft more closely, which may result in more frequent recoverability assessments. The recoverability of these aircraft is more sensitive to changes in contractual cash flows, future cash flow estimates, and residual values. These aircraft are typically older planes that are less in demand and have lower lease rates. As of June 30, 2009, we had identified 18 aircraft as being susceptible to failing the recoverability test. These aircraft had a net book value of $481.0 million at June 30, 2009. Management believes that the carrying value of these aircraft is supported by the estimated future undiscounted cash flows expected to be generated by each aircraft.
     For a detailed discussion on the application of the remaining accounting policies, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008.
Debt Financings
     We generally fund our operations, including aircraft purchases, through available cash balances, internally generated funds, and debt financings. We borrow funds to purchase new and used flight equipment, make progress payments during aircraft construction and pay off maturing debt obligations. These funds have in the past been borrowed principally on an unsecured basis from various sources, and include both public debt and bank facilities. At June 30, 2009, we were in compliance in all material respects with the covenants in our debt agreements, including our financial covenants to maintain a maximum ratio of consolidated indebtedness to consolidated tangible net worth, a minimum fixed charge coverage ratio and a minimum consolidated tangible net worth.
     During the six months ended June 30, 2009, we borrowed approximately $3.0 billion and $1.7 billion was provided by operating activities. The $3.0 billion borrowed included $1.1 billion borrowed under our 2004 ECA facility to fund Airbus aircraft purchases, $1.7 billion borrowed from AIG Funding to fund our other liquidity needs, including aircraft purchases and repaying our maturing commercial paper and debt obligations as they became due, and $0.3 billion of other financing arrangements. We had $1.0 billion in cash and cash equivalents at June 30, 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     Our debt financing was comprised of the following at the following dates:

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Public bonds and medium-term notes	$18,019,306	$19,748,541
Bank debt	7,546,250	7,558,750
ECA financings	3,221,701	2,436,296
Other secured financings (a)	161,449	—
Loan from AIG Funding	1,700,000	—
Subordinated debt	1,000,000	1,000,000

Total public, bank, intercompany, and subordinated debt	31,648,706	30,743,587
Commercial paper and other short-term debt	100,000	1,752,000
Less: Deferred debt discount	(12,046)	(18,919)

Total debt financing and subordinated debt	$31,736,660	$32,476,668

Selected interest rates and ratios which include the economic effect of derivative instruments:
Composite interest rate	4.25%	4.51%
Percentage of total debt at fixed rates	60.54%	63.89%
Composite interest rate on fixed rate debt	5.44%	5.41%
Bank prime rate	3.25%	3.25%

(a)	Of this amount, $137.4 million of these secured financings is non-recourse to ILFC. These secured financings were incurred by either a variable interest entity and consolidated in accordance with FIN 46R or by a wholly owned subsidiary of ILFC, each without recourse to ILFC.
     The above amounts represent the anticipated settlement of our currently outstanding debt obligations. Certain adjustments required to present currently outstanding hedged debt obligations have been recorded and presented separately on the balance sheet, including adjustments related to foreign currency hedging and interest rate hedging activities. We have eliminated the currency exposure arising from foreign currency denominated notes by hedging the notes through swaps. Foreign currency denominated debt is translated into US dollars using exchange rates as of each balance sheet date. The foreign exchange adjustment for the foreign currency denominated debt hedged with derivative contracts was an increase of $405.7 million at June 30, 2009 compared to an increase of $338.1 million at December 31, 2008. Composite interest rates and percentages of total debt at fixed rates reflect the effect of derivative instruments. Our lower composite interest rate at June 30, 2009 compared to December 31, 2008, is driven by a decrease in short-term interest rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Public Bonds and Medium-Term Notes
     As discussed in “Liquidity” above, we currently are unable to issue debt under our existing public debt financing arrangements. The interest rate on most of our public debt currently outstanding is effectively fixed for the terms of the notes. Our existing public debt financing arrangements are (i) an automatic shelf registration statement, which includes a $10.0 billion medium-term note program and a $1.0 billion retail medium-term note program and (ii) a $7.0 billion Euro medium-term note programme as described in the table below:

	Maximum
	Offering	Sold
	(Dollars in millions)
Registration statement dated August 16, 2006 (including $10.0 billion Medium-Term Note Program and $1.0 billion Retail Medium-Term Note Program) (a)	Unlimited (b)

Euro Medium-Term Note Programme dated September 2008 (c)(d)	7,000	2,334

(a)	We intend to file a new automatic shelf registration statement for the issuance of debt securities on or prior to August 16, 2009, which is the expiration date for the existing registration statement dated August 16, 2006. We may not establish new medium-term note programs under this new shelf registration statement until the public debt markets become available to us again.

(b)	As a result of the Company’s Well Known Seasoned Issuer (“WKSI”) status, we have an unlimited amount of debt securities registered for sale.

(c)	We have economically hedged the foreign currency risk of the notes through derivatives.

(d)	This is a perpetual program. As a bond matures, the principal amount becomes available for new issuances under the program.
Bank Credit Facilities
     Revolving Credit Facilities: We have entered into three unsecured revolving credit facilities with an original group of 35 banks for an aggregate amount of $6.5 billion, consisting of a $2.0 billion tranche that expires in October 2009, a $2.0 billion tranche that expires in October 2010, and a $2.5 billion tranche that expires in October 2011. These revolving credit facilities provide for interest rates that vary according to the pricing option selected at the time of borrowing. Pricing options include a base rate, a rate ranging from 0.25% over LIBOR to 0.65% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The credit facilities are subject to facility fees, currently 0.2% of amounts available. We are currently paying the maximum fees under the facilities. The fees are based on our current credit ratings and may decrease in the event of an upgrade to our ratings. As of June 30, 2009, the maximum amount available of $6.5 billion under our revolving credit facilities was outstanding and interest was accruing on the outstanding loans with interest rates based on LIBOR ranging from 1.29% to 1.82%.
     Term Loans: From time to time, we enter into funded bank financing arrangements. As of June 30, 2009, $1.0 billion was outstanding under these term loan agreements, which have varying maturities through February 2012. The interest rates are based on LIBOR with spreads ranging from 0.300% to 1.625%. At June 30, 2009, the interest rates ranged from 0.91% to 2.25%.
ECA Financings
     Export Credit Facilities: We entered into ECA facilities in 1999 (“ECA 1999”) and 2004 (“ECA 2004”). The ECA 2004 is currently used to fund purchases of Airbus aircraft, while new financings are no longer available to us under the ECA 1999. The loans made under the ECA facilities are used to fund approximately 85% of each aircraft’s net purchase price.
     In January 1999, we entered into ECA 1999 to borrow up to $4.3 billion for the purchase of Airbus aircraft delivered through 2001. We used $2.8 billion of the amount available under this facility to finance purchases of 62 aircraft. Each aircraft purchased was financed by a ten-year fully amortizing loan with interest rates ranging from 5.753% to 5.898%. The loans are guaranteed by various European Export Credit Agencies. We have collateralized the debt by a pledge of the shares of a wholly-owned subsidiary that holds title to the aircraft financed under the facility. At June 30, 2009, 37 loans with an aggregate principal value of $231.7 million remained outstanding under the facility and the net book value of the related aircraft was $1.9 billion.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     In May 2004, we entered into ECA 2004, which was amended in May 2009 to allow us to borrow up to $4.6 billion for the purchase of Airbus aircraft delivered through June 30, 2010. Funds become available under this facility when the various European Export Credit Agencies provide guarantees for aircraft based on a forward-looking calendar. The financing is for a ten-year fully amortizing loan per aircraft at an interest rate determined through a bid process. We have collateralized the debt by a pledge of the shares of a wholly-owned subsidiary that holds title to the aircraft financed under this facility. As of June 30, 2009, we had financed 65 aircraft using approximately $3.9 billion under this facility and approximately $3.0 billion was outstanding. The interest rates are either fixed or based on LIBOR. At June 30, 2009, the interest rates of the outstanding loans ranged from 1.24% to 4.71%. The net book value of the related aircraft was approximately $4.0 billion at June 30, 2009. As of July 31, 2009, we had approximately $682.3 million available under this facility.
     Under the terms of our ECA facilities, due to our current long-term debt ratings, we are required to segregate security deposits and maintenance reserves for aircraft funded under the facilities into separate accounts. At June 30, 2009, we had segregated security deposits and maintenance reserves aggregating approximately $264 million related to such aircraft. The segregated amounts will fluctuate with changes in deposits, maintenance reserves, and debt maturities related to the aircraft funded under the facilities. As a result of Moody’s Investor Service, Inc. (“Moody’s”) downgrade of our long-term debt rating to Baa2 on March 17, 2009, we need written consent from the security trustee of our 2004 ECA facility before we can fund Airbus aircraft purchases under the facility. We obtained consent for and financed 16 aircraft under the facility during the three-month period ended June 30, 2009. To the extent the security trustee of the 2004 ECA facility does not allow us to fund future purchases of Airbus aircraft under the 2004 ECA facility, we would have to locate other sources of financing to fund these purchases, as described in greater detail above under “Liquidity,” which would put additional strain on our liquidity.
     On July 31, 2009, Moody’s downgraded our long-term debt rating to Baa3. As a result, the security trustee of the 2004 ECA facility can choose to take control of the accounts holding our segregated maintenance reserves and security deposits related to aircraft funded under the 2004 ECA facility, which currently total $192.7 million. We will also be required to segregate subsequent rental payments on these aircraft, and may be required to, at the request of the security trustee, transfer control of this account to the security trustee of the 2004 ECA facility. In addition, we may be required to file individual mortgages on the aircraft funded under the facility in the respective jurisdictions in which the lessees operate. Further ratings declines could impose additional restrictions under the 1999 ECA facility, including the requirement to segregate rental payments and to receive prior consent to withdraw funds from the segregated accounts.
Other Secured Financing Arrangements
     In May 2009, ILFC provided $39.0 million of subordinated financing to a trust, which we have determined is a Variable Interest Entity in which we are the primary beneficiary, as defined by FIN 46R. Accordingly, we consolidate the trust into our condensed consolidated financial statements. The trust used these funds and an additional $106.0 million borrowed from third parties to purchase an aircraft, which the trust leases to an airline. ILFC acts as servicer of the lease for the trust. The $106.0 million loan has two tranches. The first tranche is $82.0 million, fully amortizes over the lease term, and is non-recourse to ILFC. The second tranche is $24.0 million, amortizes over the lease term, and is guaranteed by ILFC. Both tranches of the loan are secured by the aircraft and the lease receivables. Both tranches have nine-year terms with interest rates based on LIBOR. At June 30, 2009, the interest rates on the $82.0 million and $24.0 million tranches were 3.473% and 5.173%, respectively. The trust entered into two interest rate caps to economically hedge the related LIBOR interest rate risk in excess of 4.00%. At June 30, 2009, the net book value of the aircraft was $144.6 million.
     In June 2009, we borrowed $55.4 million through a wholly-owned subsidiary that owns one aircraft leased to an airline. The loan is non-recourse to ILFC and the loan is secured by the aircraft and the lease receivables. The interest rate on the loan is fixed at 6.58%. At June 30, 2009, the net book value of the aircraft was $96.3 million.
Subordinated Debt
     In December 2005, we issued two tranches of subordinated debt totaling $1.0 billion. Both tranches mature on December 21, 2065, but each tranche has a different call option. The $600 million tranche has a call option date of December 21, 2010, and the $400 million tranche has a call option date of December 21, 2015. The tranche with the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
2010 call option date has a fixed interest rate of 5.90% for the first five years, and the tranche with the 2015 call option date has a fixed interest rate of 6.25% for the first ten years. Each tranche has an interest rate adjustment if the call option for that tranche is not exercised. The new interest rate would be a floating rate, reset quarterly, based on the initial credit spread of 1.55% and 1.80%, respectively, plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury.
Commercial Paper and Other Short-Term Debt
     Commercial Paper: We have a $6.0 billion Commercial Paper Program and we had access to the FRBNY Commercial Paper Funding Facility (“CPFF”) until January 2009. As previously discussed under “Liquidity,” we are unable to issue new commercial paper with our current short-term debt ratings and we cannot determine when the commercial paper markets may be available to us again. At June 30, 2009, we have no commercial paper outstanding.
     Other short-term financing: In April 2009, we entered into a $100.0 million 90-day promissory note agreement with a supplier in connection with the purchase of an aircraft. The interest rate was fixed at the annual rate of 5.00%. The note was paid in full on July 22, 2009, when it matured.
Loan from AIG
     In March 2009 we entered into two demand note agreements aggregating $1.7 billion with AIG Funding in order to fund our liquidity needs. Interest on the notes is based on LIBOR with a floor of 3.5%. For June 2009, the interest rate on each note was approximately 6.53%. The notes are payable upon demand, but otherwise in full upon maturity, which will be the earlier of our sale by AIG or December 31, 2009. We can voluntarily prepay the notes in whole or in part at any time without penalty or premium.
Derivatives
     We employ derivative products to manage our exposure to interest rates risks and foreign currency risks. We enter into derivative transactions only to economically hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements, currency swap agreements and interest rate cap agreements. At June 30, 2009, all our interest rate swaps and foreign exchange swaps were designated as and accounted for as cash flow hedges and we had not designated our interest rate cap agreements as hedges in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”).
     When interest rate and foreign currency swaps are effective as cash flow hedges under the requirements of SFAS 133, they offset the variability of expected future cash flows, both economically and for financial reporting purposes. We have historically used such instruments to effectively mitigate foreign currency and interest rate risks. The effect of our ability to apply hedge accounting for the swaps is that changes in their fair values are recorded in Other comprehensive income (“OCI”) instead of in earnings for each reporting period. As a result, reported net income will not be directly influenced by changes in interest rates and currency rates.
     The counterparty to our interest rate swaps and foreign currency swaps is AIG Financial Products Corp. (“AIGFP”), a non-subsidiary affiliate. The swap agreements are subject to a bilateral security agreement and a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. Failure of the instruments or counterparty to perform under the derivative contracts would have a material impact on our results of operations and cash flows. The counterparty to our interest rate cap agreements is an independent third party and is not subject to a master netting agreement. In accordance with SFAS No. 157, “Fair Value Measurements,” as amended (“SFAS 157”), the net fair value of our derivatives was decreased by adjustments related to our counterparties’ credit risks and liquidity risks aggregating $80.6 million and $19.8 million at June 30, 2009 and December 31, 2008, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Credit Ratings
     The following table summarizes our current ratings by Fitch Ratings, Inc. (“Fitch”), Moody’s, and Standard and Poor’s, a division of The McGraw-Hill Companies, Inc. (“S&P”), the respective nationally recognized rating agencies:

Rating Agency	Short-term Debt	Long-term Debt	Credit Watch/Review	Date of Last Ratings Action
Fitch	F2	BBB	Evolving	May 15, 2009
Moody’s	P-3	Baa3	Negative	July 31, 2009
S&P	A-2	BBB+	Negative	April 2, 2009
     These credit ratings are the current opinions of the rating agencies. As such, they may be changed, suspended or withdrawn at any time by the rating agencies as a result of various circumstances including changes in, or unavailability of, information.
     Our current long-term debt ratings require us to obtain written consent from the security trustee of our 2004 ECA facility before we can fund Airbus aircraft purchases under the facility. We are also required to segregate into separate accounts security deposits and maintenance reserves under both our 1999 and 2004 ECA facilities. As a result of the most recent downgrade of our long-term debt rating by Moody’s to Baa3 on July 31, 2009, we will also be required to segregate subsequent rental payments under the 2004 ECA facility. In addition, the security trustee of the 2004 ECA facility can choose to take control of the segregated accounts under the 2004 ECA facility, which currently total $192.7 million, and we may be required, at the request of the security trustee, to file individual mortgages on the aircraft funded under the ECA 2004 facility in the respective local jurisdictions in which the lessees operate.
     While a ratings downgrade does not result in a default under any of our debt agreements, certain downgrades would impose additional restrictions under the 1999 facility. In addition, such a downgrade would adversely affect our ability to issue public debt, obtain new financing arrangements or renew existing arrangements, and would increase the cost of such financing arrangements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     The following table summarizes our contractual obligations at June 30, 2009:
Existing Commitments

	Commitments Due by Fiscal Year
	Total	2009	2010	2011	2012	2013	Thereafter

	(Dollars in thousands)
Public bonds and medium-term notes	$18,019,306	$1,470,676	$4,001,778	$4,380,107	$3,571,791	$3,542,019	$1,052,935
Bank Credit Facilities	6,500,000	2,000,000	2,000,000	2,500,000	—	—	—
Bank Term Loans	1,046,250	458,500	102,750	335,000	150,000	—	—
ECA Financings	3,221,701	280,368	506,525	418,508	389,461	389,461	1,237,378
Other Secured Financings	161,449	6,879	13,016	13,949	14,929	16,018	96,658
Loan From Supplier	100,000	100,000	—	—	—	—	—
Loan From AIG Funding	1,700,000	1,700,000	—	—	—	—	—
Subordinated Debt	1,000,000	—	—	—	—	—	1,000,000
Interest Payments on Debt Outstanding (a)(b)(c)	6,739,270	721,464	1,066,547	789,386	493,581	311,216	3,357,076
Operating Leases (d)(e)	76,448	5,572	11,393	11,856	12,338	12,839	22,450
Pension Obligations (f)	8,999	1,346	1,405	1,463	1,526	1,595	1,664
Tax Benefit Sharing Agreement Due to AIG	85,000	85,000	—	—	—	—	—
Purchase Commitments	14,272,200	580,300	242,700	247,600	639,400	2,277,900	10,284,300

Total	$52,930,623	$7,410,105	$7,946,114	$8,697,869	$5,273,026	$6,551,048	$17,052,461

Contingent Commitments

	Contingency Expiration by Fiscal Year
	Total	2009	2010	2011	2012	2013	Thereafter

	(Dollars in thousands)
AVGs (g)	$558,667	$—	$—	$27,841	$78,950	$96,003	$355,873
Lines of Credit	50,000	—	50,000	—	—	—	—

Total (h)	$608,667	$—	$50,000	$27,841	$78,950	$96,003	$355,873

(a)	Includes interest on loan from AIG Funding.

(b)	Future interest payments on floating rate debt are estimated using floating interest rate in effect at June 30, 2009.

(c)	Includes the effect of interest rate and foreign currency derivative instruments.

(d)	Excludes fully defeased aircraft sale-lease back transactions.

(e)	Minimum rentals have not been reduced by minimum sublease rentals of $8,602 in the future under non-cancellable subleases.

(f)	Our pension obligations are part of intercompany expenses, which AIG allocates to us on an annual basis. The amount is an estimate of such allocation. The column “2009” consists of total estimated allocations for 2009 and the column “Thereafter” consists of the 2014 estimated allocation. The amount allocated has not been material to date.

(g)	From time to time, we participate with airlines, banks and other financial institutions in the financing of aircraft by providing asset guarantees, put options, or loan guarantees collateralized by aircraft. As a result, should we be called upon to fulfill our obligations, we would have recourse to the value of the underlying aircraft.

(h)	Excluded from total contingent commitments are $145.7 million of uncertain tax liabilities. The future cash flows to these liabilities are uncertain and we are unable to make reasonable estimates of the outflows.

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
Results of Operations
Three Months Ended June 30, 2009 Versus 2008
     Revenues from rentals of flight equipment increased 3.2% to $1,298.9 million for the three months ended June 30, 2009 from $1,258.6 million for the same period in 2008. The number of aircraft in our fleet increased to 992 at June 30, 2009, compared to 947 at June 30, 2008. Revenues from rentals of flight equipment increased by $80.4 million due to the addition of new aircraft to our fleet after June 30, 2008, and aircraft in our fleet as of June 30, 2008 that earned revenue for a greater number of days during the three-month period ended June 30, 2009 than during the same period in 2008. These revenue increases were partially offset by (i) a $10.3 million decrease related to lower aggregate hours flown on which we collect overhaul revenue; (ii) an $8.3 million decrease due to lost revenue relating to aircraft in transition between lessees primarily resulting from repossessions of aircraft; (iii) a $6.1 million decrease related to the early termination of six Air Jamaica lease agreements; (iv) a $5.5 million decrease in revenue recognized related to lease payments receivable from lessees that are 60 days or more in arrears in their lease payments; (v) a $4.8 million decrease related to aircraft in service during the three months ended June 30, 2008, and sold prior to June 30, 2009; and (vi) a $5.1 million decrease due to lower lease rates on aircraft in our fleet during both periods, that were re-leased or had lease rates change between the two periods.
     Four aircraft in our fleet were not subject to a signed lease agreement or a signed letter of intent at June 30, 2009, one of which was subsequently leased.
     In addition to our leasing operations, we engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment and other marketing services on a principal and commission basis. Revenues from flight equipment marketing decreased to $9.3 million for the three months ended June 30, 2009, compared to $28.2 million for the same period in 2008. We sold two aircraft during the three months ended June 30, 2009, compared to six aircraft and one engine sold during the same period in 2008.
     Interest and other revenue decreased to $22.0 million for the three months ended June 30, 2009, compared to $26.3 million for the same period in 2008 due to (i) a $5.9 million decrease in bankruptcy settlements received related to lessees who had previously filed for bankruptcy protection; (ii) a $3.2 million decrease in interest revenue directly related to paying down principal balances of Notes receivable and net investment in finance and sales-type leases and a decrease in interest rates; and (iii) other minor fluctuations aggregating a net decrease of $0.6 million. The decreases were offset by an increase of $5.4 million related to excess proceeds receivable for a loss of an aircraft.
     Interest expense decreased to $353.2 million for the three months ended June 30, 2009, compared to $366.4 million for the same period in 2008 as a result of a decrease in our composite interest rate. The decrease was partially offset by an increase in average outstanding debt (excluding the effect of debt discount and foreign exchange adjustments) to $31.8 billion for the three months ended June 30, 2009, compared to $31.2 billion for the same period in 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     Our composite borrowing rates in the second quarters of 2009 and 2008, which include the effect of derivatives, were as follows:

			Increase
	2009	2008	(Decrease)
Beginning of Quarter	4.37%	4.79%	(0.42)%
End of Quarter	4.25%	4.74%	(0.49)%
Average	4.31%	4.77%	(0.46)%
     We recorded income of $6.4 million for the three months ended June 30, 2009, compared to a charge of $7.2 million for the same period in 2008 primarily related to ineffectiveness of derivatives designated as cash flow hedges. In addition, for the three months ended June 30, 2008, we recorded an $11.2 million charge relating to incorporation of counterparty credit risk (“CVA”) and liquidity risk (“MVA”) in the calculation of fair value of our derivative instruments. The corresponding adjustments for the period ended June 30, 2009 were recorded in OCI. (See Note A – Basis of Preparation and Note E – Derivative Activities).
     Depreciation of flight equipment increased 5.2% to $488.8 million for the three months ended June 30, 2009, compared to $464.6 million for the same period in 2008 due to the increased cost of the fleet.
     Provision for overhauls decreased to $74.1 million for the three months ended June 30, 2009, compared to $79.2 million for the same period in 2008 due to a decrease in the aggregate number of hours flown on which we collect overhaul revenue, which results in a decrease in the estimated future reimbursements.
     Flight equipment rent expense relates to two sale-leaseback transactions.
     Selling, general and administrative expenses increased to $51.6 million for the three months ended June 30, 2009, compared to $47.7 million for the same period in 2008 due to (i) a $5.6 million increase in salary and employee related expenses including accrued and unpaid performance, incentive, and retention bonuses; (ii) a $1.7 million increase in aircraft costs to support our growing fleet; and (iii) other minor increases aggregating $1.1 million. These increases were partially offset by a decrease of $4.5 million related to a write down of a notes receivable in 2008 that did not reoccur in 2009.
     We have not recognized any impairment charges related to our fleet, as we have been able to re-lease aircraft without diminution in lease rates to an extent that would warrant an impairment write-down. We typically contract to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term, we have generally been able to re-lease aircraft within two to six months of their return. In monitoring the aircraft in our fleet for impairment charges, we identify those aircraft that are most susceptible to failing the recoverability assessment and monitor those aircraft more closely, which may result in more frequent recoverability assessments. The recoverability of these aircraft is more sensitive to changes in contractual cash flows, future cash flow estimates, and residual values. These aircraft are typically older planes that are less in demand and have lower lease rates. As of June 30, 2009, we had identified 18 aircraft as being susceptible to failing the recoverability test. These aircraft had a net book value of $481.0 million at June 30, 2009. Management believes that the carrying value of these aircraft is supported by the estimated future undiscounted cash flows expected to be generated by each aircraft.
     Our effective tax rate for the quarter ended June 30, 2009 decreased to 35.0% from 35.6% for the same period in 2008. Our effective tax rate continues to be impacted by minor permanent items and interest accrued on uncertain tax positions and prior period audit adjustments. Our reserve for uncertain tax positions increased by $5.2 million for the three month period ended June 30, 2009, due to the continued uncertainty of tax benefits related to the Foreign Sales Corporation and Extraterritorial Income regimes, the benefits of which, if realized, would have a significant impact on our effective tax rate.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     Other comprehensive loss was $28.2 million for the three months ended June 30, 2009 compared to income of $78.5 million for the same period in 2008. This decrease was primarily due to changes in the market value on derivatives qualifying for and designated as cash flow hedges under SFAS 133, which includes a $62.6 million charge to OCI relating to CVA and MVA in the calculation of fair value of our derivative instruments for the three-month period ended June 30, 2009. In the second quarter of 2008, we recorded an $11.2 million charge to income relating to CVA and MVA in the calculation of fair value of our derivative instruments for that period. As discussed in Note A to our condensed consolidated financial statements, we concluded in the third quarter of 2008 that such adjustments should be recorded in other comprehensive income in accordance with SFAS 133. We also concluded that the effect of the out-of-period adjustments were not material to any period affected, and we credited income in the third quarter of 2008 for the aggregate CVA and MVA charges of $51.2 million previously charged to income in the first and second quarters of 2008.
Six Months Ended June 30, 2009 Versus 2008
     Revenues from rentals of flight equipment increased 4.7% to $2,560.3 million for the six months ended June 30, 2009 from $2,445.4 million for the same period in 2008. The number of aircraft in our fleet increased to 992 at June 30, 2009, compared to 947 at June 30, 2008. Revenues from rentals of flight equipment increased (i) $168.7 million due to the addition of new aircraft to our fleet after June 30, 2008, and aircraft in our fleet as of June 30, 2008 that earned revenue for a greater number of days during the six-month period ended June 30, 2009 than during the same period in 2008 and (ii) $7.0 million due to lower charges taken related to the early termination of six Air Jamaica lease agreements in 2009 compared to ten ATA lease agreements in 2008. These revenue increases were partially offset by (i) a $25.1 million decrease due to lost revenue relating to aircraft in transition between lessees primarily resulting from repossessions of aircraft from airlines who filed for bankruptcy protection or ceased operations during 2008; (ii) a $14.9 million decrease related to aircraft in service during the six months ended June 30, 2008, and sold prior to June 30, 2009; (iii) a $14.8 million decrease related to lower aggregate hours flown on which we collect overhaul revenue; (iv) a $5.5 million decrease in revenue recognized related to lease payments receivable from lessees that are 60 days or more in arrears in their lease payments; and (v) a $0.5 million decrease due to slightly lower lease rates on aircraft in our fleet during both periods, that were re-leased or had lease rates changes between the two periods.
     Four aircraft in our fleet were not subject to a signed lease agreement or a signed letter of intent at June 30, 2009, one of which was subsequently leased.
     In addition to our leasing operations, we engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment and other marketing services on a principal and commission basis. Revenues from flight equipment marketing decreased to $10.6 million for the six months ended June 30, 2009, compared to $39.1 million for the same period in 2008. We sold two aircraft during the six months ended June 30, 2009, compared to eight aircraft and one engine sold during the same period in 2008.
     Interest and other revenue decreased to $37.3 million for the six months ended June 30, 2009, compared to $43.8 million for the same period in 2008 due to (i) a decrease of $5.9 million in bankruptcy settlements received related to lessees who had previously filed for bankruptcy protection; (ii) a $2.4 million decrease in interest revenue directly related to paying down principal balances of Notes receivable and net investment in finance and sales-type leases and a decrease in interest rates; (iii) a $1.0 million decrease in foreign exchange gains, net of losses; and (iv) other minor fluctuations aggregating a net decrease of $2.6 million. The decreases were offset by $5.4 million in proceeds receivable in excess of book value related to a loss of an aircraft.
     Interest expense decreased to $708.6 million for the six months ended June 30, 2009, compared to $746.5 million for the same period in 2008 as a result of a decrease in our composite interest rate. The decrease was partially offset by an increase in average outstanding debt (excluding the effect of debt discount and foreign exchange adjustments) to $32.1 billion for the six months ended June 30, 2009, compared to $30.9 billion for the same period in 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     Our composite borrowing rates for the six months ended June 30, 2009 and 2008, which include the effect of derivatives, were as follows:

			Increase
	2009	2008	(Decrease)
Beginning of Six Months	4.51%	5.16%	(0.65)%
End of Six Months	4.25%	4.74%	(0.49)%
Average	4.38%	4.95%	(0.57)%
     We recorded income of $4.3 million for the six months ended June 30, 2009, compared to a charge of $7.5 million for the same period 2008 primarily related to ineffectiveness of derivatives designated as cash flow hedges. In addition, for the six months ended June 30, 2008, we recorded a $51.2 million charge relating to incorporation of CVA and MVA in the calculation of fair value of our derivative instruments. The corresponding adjustments for the period ended June 30, 2009 were recorded in OCI. (See Note A – Basis of Preparation and Note E – Derivative Activities).
     Depreciation of flight equipment increased 5.1% to $960.9 million for the six months ended June 30, 2009, compared to $914.2 million for the same period in 2008 due to the increased cost of the fleet.
     Provision for overhauls decreased to $143.4 million for the six months ended June 30, 2009, compared to $150.7 million for the same period in 2008 due to a decrease in the aggregate number of hours flown on which we collect overhaul revenue, which results in a decrease in the estimated future reimbursements.
     Flight equipment rent expense relates to two sale-leaseback transactions.
     Selling, general and administrative expenses increased to $111.4 million for the six months ended June 30, 2009, compared to $84.9 million for the same period in 2008 due to (i) a $13.2 million increase in salary and employee related expenses including accrued and unpaid performance, incentive, and retention bonuses; (ii) an $11.9 million increase in aircraft costs to support our growing fleet; and (iii) a $7.5 million charge related to an aircraft that was classified as an aircraft held for sale in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”). These increases were partially offset by (i) a 2008 write down of notes receivable of $4.5 million that did not reoccur in the current period and (ii) other minor fluctuations aggregating a decrease of $1.6 million.
     We typically contract to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term, we have generally been able to re-lease aircraft within two to six months of their return. We have not recognized any impairment charges related to our fleet, as we have been able to re-lease aircraft without diminution in lease rates to an extent that would warrant an impairment write-down. In monitoring the aircraft in our fleet for impairment charges, we identify those aircraft that are most susceptible to failing the recoverability assessment and monitor those aircraft more closely, which may result in more frequent recoverability assessments. The recoverability of these aircraft is more sensitive to changes in contractual cash flows, future cash flow estimates, and residual values. These aircraft are typically older planes that are less in demand and have lower lease rates. As of June 30, 2009, we had identified 18 aircraft as being susceptible to failing the recoverability test. These aircraft had a net book value of $481.0 million at June 30, 2009. Management believes that the carrying value of these aircraft is supported by the estimated future undiscounted cash flows expected to be generated by each aircraft.
     Our effective tax rate for the six months ended June 30, 2009 decreased slightly to 35.2% from 35.6% for the same period in 2008. Our effective tax rate continues to be impacted by minor permanent items and interest accrued on uncertain tax positions and prior period audit adjustments. Our reserve for uncertain tax positions increased by

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
$24.2 million for the six month period ended June 30, 2009, due to the continued uncertainty of tax benefits related to the Foreign Sales Corporation and Extraterritorial Income regimes, the benefits of which, if realized, would have a significant impact on our effective tax rate.
     Other comprehensive loss was $10.1 million for the six months ended June 30, 2009 compared to $6.2 million for the same period in 2008. This increase was primarily due to changes in the market value on derivatives qualifying for and designated as cash flow hedges under SFAS 133, which includes a $60.4 million charge to OCI relating to CVA and MVA in the calculation of fair value of our derivative instruments for the six-month period ended June 30, 2009. For the six months ended June 30, 2008, we recorded a $51.2 million charge to income relating to CVA and MVA in the calculation of fair value of our derivative instruments for that period. As discussed in Note A to our condensed consolidated financial statements, we concluded in the third quarter of 2008 that such adjustments should be recorded in other comprehensive income in accordance with SFAS 133. We also concluded that the effect of the out-of-period adjustments were not material to any period affected, and we credited income in the third quarter of 2008 for the aggregate CVA and MVA charges of $51.2 million previously charged to income in the first and second quarters of 2008.

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
     Management believes that statistical models alone do not provide a sufficient method of monitoring and controlling market risk. While VaR models are relatively sophisticated, the quantitative market risk information generated is limited by the assumptions and parameters established in creating the related models. Therefore, such models are tools and do not substitute for the experience or judgment of senior management.
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
     We calculate the VaR with respect to the net fair value by using historical scenarios. This methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical information for interest rates and foreign exchange rates were used to construct the historical scenarios at June 30, 2009, and December 31, 2008. For each scenario, each financial instrument is re-priced. Scenario values for us are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum adverse deviation in net fair value incurred under these scenarios with 95% confidence (i.e. only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period is assumed in computing the VaR figure. The table below presents the average, high and low VaRs on a combined basis and of each component of market risk for us for the periods ended June 30, 2009 and December 31, 2008. Total VaR for ILFC decreased from the fourth quarter of 2008 to the second quarter of 2009 due to better diversification effect between assets and liabilities.

	ILFC Market Risk
	Six Months Ended			Year Ended
	June 30, 2009			December 31, 2008
	(Dollars in millions)
	Average	High	Low	Average	High	Low
Combined	$38.4	$41.6	$35.9	$53.2	$96.2	$36.1
Interest Rate	38.6	41.7	36.2	53.7	97.6	36.5
Currency	0.4	0.7	0.1	1.0	1.6	0.7

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
     We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934 as of June 30, 2009. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2009.
     Variable Interest Entities: We have consolidated into our Condensed Consolidated Financial Statements, financial information related to certain Variable Interest Entities (“VIEs”). Our assessment of disclosure controls and procedures, as described above, includes the VIEs. Each of the VIEs has a discrete number of assets and liabilities and we, as lender and guarantor to the VIEs, have been provided sufficient information to conclude that our procedures with respect to these VIEs are effective in providing reasonable assurance that the information required to be disclosed by us relating to these entities is reconciled, processed, summarized and reported within the periods specified by the Securities and Exchange Commission. However, management has been unable to assess the effectiveness of internal controls at those entities due to our inability to dictate or modify the control over financial reporting of those entities, or to assess those controls.
(B) Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the three months ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Flash Airlines: We are named in lawsuits in connection with the January 3, 2004 crash of our Boeing 737-300 aircraft on lease to Flash Airlines, an Egyptian carrier. These lawsuits were filed by the families of victims on the flight and seek unspecified damages for wrongful death, costs and fees. The initial lawsuit was filed in May 2004 in California, and subsequent lawsuits were filed in California and Arkansas. All cases filed in the U.S. were dismissed on the grounds of forum non conveniens and transferred to the French Tribunal de Grande Instance (TGI) civil court in either Bobigny or Paris. The Bobigny plaintiffs challenged French jurisdiction, whereupon the TGI decided to retain jurisdiction, on appeal the Paris Court of Appeal reversed, and on appeal the French Cour de Cassation elected to defer its decision pending a trial on the merits. We believe we are adequately covered in these cases by the liability insurance policies carried by Flash Airlines and we have substantial defenses to these actions. We do not believe that the outcome of these lawsuits will have a material effect on our consolidated financial condition, results of operations or cash flows.
     Krasnoyarsk Airlines (“KrasAir”): We leased a 757-200ER aircraft to a Russian airline, KrasAir, which is now the subject of a Russian bankruptcy-like proceeding. The aircraft lease was assigned to another Russian carrier, Air Company “Atlant-Soyuz” Incorporated, which defaulted under the lease. In the first quarter of 2009, we were informed that the Russian customs authority had seized the aircraft during a time frame we believe to be late 2008. The aircraft was seized on the basis of certain alleged violations by KrasAir with respect to the import of the aircraft, including the import type and customs fees owed. The Russian customs authority filed a case in April 2009 in the general jurisdiction court in Moscow, Russia seeking an order permitting it to confiscate the aircraft due to these alleged violations. Shortly after the lawsuit was filed, we intervened in the lawsuit in order to protect our ownership rights and informed the insurance underwriters under KrasAir’s, Atlant-Soyuz’s, and our insurance policies of this matter. In the second quarter of 2009, the court decided that the seizure of the aircraft by the Russian customs authority was improper and denied the Russian customs authority’s request to confiscate the aircraft. Also in the second quarter of 2009, another Russian airline signed a lease for the aircraft. The aircraft was returned to us by the Russian customs authority and is currently undergoing maintenance in Moscow, Russia and we are currently negotiating a resolution of all customs-related issues with the Russian customs authority. We cannot predict what the outcome of this matter will be, but we do not believe that it will be material to our consolidated financial position, results of operations or cash flows.
     We are also a party to various claims and litigation matters arising in the ordinary course of our business. We do not believe the outcome of any of these matters will be material to our consolidated financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS
     Our business is subject to numerous risks and uncertainties, as described below and under “Part I — Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and under “Part II – Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2009, and elsewhere in this report.
     We operate as a supplier and financier to airlines. The risks affecting our airline customers are generally out of our control and impact our customers to varying degrees. As a result, we are indirectly impacted by all the risks facing airlines today. Our customers’ ability to compete effectively in the market place and manage these risks has a direct impact on us and our operating results.
     The following risk factor updates certain significant factors that may affect our business and operations described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2009 for recent developments:

PART II. OTHER INFORMATION (CONTINUED)
•	Liquidity Risk

As of the date of this report, we are unable to access the commercial paper and public debt markets and the maximum amount available under our senior revolving credit facilities is outstanding. We increased the total amount available under our 2004 ECA facility by $1.0 billion in May 2009 and at July 31, 2009, we had $682.3 million available under that facility to use for purchases of Airbus aircraft, provided we receive consent from the security trustee, as required due to our current long-term debt ratings. In March 2009, we borrowed $1.7 billion from AIG Funding Inc., an affiliate of AIG, to assist in funding our liquidity needs.
     We cannot determine when the commercial paper or public unsecured debt markets may be available to us again. We are therefore currently seeking other ways to fund our purchase commitments of aircraft and future maturing obligations, including through secured financings and additional support from AIG. We entered into separate secured financings with respect to two aircraft during the second quarter of 2009. Under our existing debt agreements, we and our subsidiaries are permitted to enter into secured financings totaling up to 12.5% of consolidated net tangible assets, as defined in the debt agreements, currently approximately $5.0 billion. Furthermore, it may be possible, subject to receipt of any required consents under the FRBNY facility and our bank facilities and term loans, for us to obtain secured financing without regard to the 12.5% consolidated tangible asset limit referred to above (but subject to certain other limitations) by doing so through subsidiaries that qualify as non-restricted subsidiaries under our public debt indentures. However, we and our subsidiaries are currently permitted to incur no more than $4.0 billion of new secured indebtedness pursuant to a consent letter agreement between AIG and FRBNY. AIG will need to obtain the FRBNY’s consent for us and our subsidiaries to incur new indebtedness in excess of $4.0 billion.
     Because of the poor condition of current credit markets and AIG’s announced plans to sell us, we may not be able to obtain secured financing from third parties on favorable terms, if at all. We may need to seek additional funding from AIG, which funding would be subject to the consent of the FRBNY. We cannot predict whether AIG can obtain the FRBNY’s consent to allow us to incur secured debt in excess of $4.0 billion or to allow AIG to provide additional support to us. If we are not able to obtain secured financing or additional support from AIG, we will have to pursue alternative strategies, such as selling aircraft. If we are unable to raise sufficient cash from these strategies, we may be unable to meet debt obligations as they become due. Further, we may not be able to meet our aircraft purchase commitments as they become due, which could expose us to breach of contract claims by our lessees and manufacturers.
     For a detailed discussion of risk factors affecting us, see “Part I — Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and “Part II – Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2009.

PART II. OTHER INFORMATION (CONTINUED)
ITEM 5. OTHER INFORMATION
a)	During the three months ended June 30, 2009, changes were made to our board of directors. As of the date of this quarterly report, our directors are as follows:

Name	Title
Steven F. Udvar-Hazy	Chairman of the Board and Chief Executive Officer
John L. Plueger	President, Chief Operating Officer and Director
Alan H. Lund	Vice Chairman, Chief Financial Officer and Director
Leslie L. Gonda	Chairman of the Executive Committee and Director
William N. Dooley	Director
Robert A. Gender	Director
Louis L. Gonda	Director
David L. Herzog	Director
Alain Karaoglan	Director
Alan M. Pryor	Director
Matthew E. Winter	Director
ITEM 6. EXHIBITS
a)	Exhibits
3.1	Restated Articles of Incorporation of the Company (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).

3.2	Amended and Restated By-laws of the Company (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).

4.1	The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.

10.1	Extension Letter, dated May 11, 2009, to Aircraft Facility Agreement, dated as of May 18, 2004, among Whitney Leasing Limited, as borrower, the Company, as guarantor, and the Bank of Scotland and other banks listed therein, as most recently amended on May 29, 2008 (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.2	$2,000,000,000 Five-Year Revolving Credit Agreement, dated as of October 15, 2004, among the Company, CitiCorp USA, Inc., as Administrative Agent, and the other financial institutions listed therein.

12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chairman of the Board and Chief Executive Officer.

31.2	Certification of Vice Chairman and Chief Financial Officer.

32.1	Certification under 18 U.S.C., Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTERNATIONAL LEASE FINANCE CORPORATION

August 7, 2009	/S/ Steven F. Udvar-Hazy
STEVEN F. UDVAR-HAZY
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

August 7, 2009	/S/ Alan H. Lund
ALAN H. LUND
Vice Chairman and Chief Financial Officer (Principal Financial Officer)

August 7, 2009	/S/ Kurt H. Schwarz
KURT H. SCHWARZ
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
INDEX TO EXHIBITS
Exhibit No.
3.1	Restated Articles of Incorporation of the Company (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).

3.2	Amended and Restated By-laws of the Company (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).

4.1	The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.

10.1	Extension Letter, dated May 11, 2009, to Aircraft Facility Agreement, dated as of May 18, 2004, among Whitney Leasing Limited, as borrower, the Company, as guarantor, and the Bank of Scotland and other banks listed therein, as most recently amended on May 29, 2008 (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.2	$2,000,000,000 Five-Year Revolving Credit Agreement, dated as of October 15, 2004, among the Company, CitiCorp USA, Inc., as Administrative Agent, and the other financial institutions listed therein.

12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chairman of the Board and Chief Executive Officer.

31.2	Certification of Vice Chairman and Chief Financial Officer.

32.1	Certification under 18 U.S.C., Section 1350.