Form 10-Q
period 2009-09-30
INTERNATIONAL LEASE FINANCE CORP
filed 2009-11-09
CIK 714311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of November 6, 2009, there were 45,267,723 shares of Common Stock, no par value, outstanding.
     Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT

TABLE OF DEFINITIONS

AIG	American International Group, Inc.

AIG Funding	AIG Funding, Inc.

AIGFP	AIG Financial Products Corp.

Airbus	Airbus S.A.S.

AOCI	Accumulated other comprehensive income

ASC	FASB Accounting Standards Codification

Boeing	The Boeing Company

The Company, ILFC, we, our, us	International Lease Finance Corporation

CPFF	FRBNY Commercial Paper Funding Facility

CVA	Credit Value Adjustment

ECA	Export Credit Agency

FASB	Financial Accounting Standards Board

Fitch	Fitch Ratings, Inc.

FRBNY	Federal Reserve Bank of New York

FRBNY Credit Agreement	The credit agreement, dated as of September 22, 2008, as amended, between AIG and the FRBNY

GAAP	Generally Accepted Accounting Principles in the United States of America

KrasAir	Krasnoyarsk Airlines

Moody’s	Moody’s Investor Service, Inc.

MVA	Market Value Adjustment

OCI	Other comprehensive income

QSPE	Qualifying special-purpose entity

SEC	U.S. Securities and Exchange Commission

S&P	Standard and Poor’s, a division of The McGraw-Hill Companies, Inc.

VaR	Value at Risk

VIEs	Variable Interest Entities

Volare	Estate of Volare Airlines

WKSI	Well Known Seasoned Issuer

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2009	2008

ASSETS
Cash and cash equivalents, including interest bearing accounts of $431,810 (2009) and $2,382,068 (2008)	$446,457	$2,385,948
Restricted cash, including interest bearing accounts of $228,729 (2009)	290,484	—
Notes receivable, net of allowance, and net investment in finance and sales-type leases	350,566	383,086
Flight equipment under operating leases	57,697,727	55,372,328
Less accumulated depreciation	13,461,503	12,152,189

	44,236,224	43,220,139
Deposits on flight equipment purchases	205,150	568,549
Lease receivables and other assets	496,171	478,944
Derivative assets, net	279,293	88,203
Variable interest entities assets	82,299	98,746
Deferred debt issue costs, less accumulated amortization of $140,215 (2009) and $131,527 (2008)	108,327	91,899

	$46,494,971	$47,315,514

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued interest and other payables	$465,419	$441,656
Current income taxes	22,781	32,083
Tax benefit sharing payable to AIG	85,000	85,000
Loans from AIG Funding	1,700,000	—
Debt financing, net of deferred debt discount of $10,769 (2009) and $18,919 (2008)	27,804,409	31,476,668
Subordinated debt	1,000,000	1,000,000
Foreign currency adjustment related to foreign currency denominated debt	486,120	338,100
Security deposits on aircraft, overhauls and other	1,463,028	1,527,884
Rentals received in advance	305,472	299,961
Deferred income taxes	4,845,458	4,478,250
Variable interest entities liabilities	7,031	10,699
Commitments and Contingencies — Note H
SHAREHOLDERS’ EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B, each having 500 shares issued and outstanding	100,000	100,000
Common stock — no par value; 100,000,000 authorized shares, 45,267,723 issued and outstanding	1,053,582	1,053,582
Paid-in capital	602,530	600,237
Accumulated other comprehensive income (loss)	(167,751)	(168,065)
Retained earnings	6,721,892	6,039,459

Total shareholders’ equity	8,310,253	7,625,213

	$46,494,971	$47,315,514

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Dollars in thousands)
(Unaudited)

	September 30,	September 30,
	2009	2008
REVENUES
Rental of flight equipment	$1,354,797	$1,267,459
Flight equipment marketing	(18,938)	5,841
Interest and other	11,320	25,653

	1,347,179	1,298,953

EXPENSES
Interest	332,750	394,353
Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	(8,880)	(82)
Effect from credit and market valuation adjustments on derivatives	—	(51,238)
Depreciation of flight equipment	499,721	475,110
Provision for overhauls	90,864	75,343
Flight equipment rent	4,500	4,500
Selling, general and administrative	47,337	51,701

	966,292	949,687

INCOME BEFORE INCOME TAXES	380,887	349,266
Provision for income taxes	135,074	124,660

NET INCOME	$245,813	$224,606

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Dollars in thousands)
(Unaudited)

	September 30,	September 30,
	2009	2008
REVENUES
Rental of flight equipment	$3,915,054	$3,712,849
Flight equipment marketing	(8,291)	44,988
Interest and other	48,650	69,444

	3,955,413	3,827,281

EXPENSES
Interest	1,041,357	1,140,886
Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	(13,207)	7,449
Depreciation of flight equipment	1,460,621	1,389,348
Provision for overhauls	234,250	226,068
Flight equipment rent	13,500	13,500
Selling, general and administrative	158,706	136,569

	2,895,227	2,913,820

INCOME BEFORE INCOME TAXES	1,060,186	913,461
Provision for income taxes	374,491	325,290

NET INCOME	$685,695	$588,171

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Dollars in thousands)
(Unaudited)

	September 30,	September 30,
	2009	2008
NET INCOME	$245,813	$224,606

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net changes in fair value of cash flow hedges, net of taxes of $(5,469) (2009) and $40,398 (2008)	10,156	(75,025)
Change in unrealized appreciation on securities available for sale, net of taxes of $(137) (2009) and $91 (2008)	255	(169)

	10,411	(75,194)

COMPREHENSIVE INCOME	$256,224	$149,412

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Dollars in thousands)
(Unaudited)

	September 30,	September 30,
	2009	2008
NET INCOME	$685,695	$588,171

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net changes in fair value of cash flow hedges, net of taxes of $(21) (2009) and $43,558 (2008)	38	(80,894)
Change in unrealized appreciation on securities available for sale, net of taxes of $(149) (2009) and $248 (2008)	276	(460)

	314	(81,354)

COMPREHENSIVE INCOME	$686,009	$506,817

See notes to condensed consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Dollars in thousands)
(Unaudited)

	September 30,	September 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$685,695	$588,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	1,460,621	1,389,348
Deferred income taxes	367,038	330,473
Change in fair value of derivative instruments	(191,031)	215,231
Foreign currency adjustment of non-US$ denominated debt	148,020	(253,140)
Amortization of deferred debt issue costs	31,617	22,580
Amortization of prepaid lease costs	38,576	44,572
Other, including foreign exchange adjustments on foreign currency denominated cash	7,019	(12,892)
Changes in operating assets and liabilities:
Increase in lease receivables and other assets	(47,327)	(11,010)
Increase in accrued interest and other payables	24,063	73,715
Change in current income taxes	(9,302)	(8,458)
Increase in rentals received in advance	5,511	1,587
Change in unamortized debt discount	8,150	12,493

Net cash provided by operating activities	2,528,650	2,392,670

INVESTING ACTIVITIES
Acquisition of flight equipment for operating leases	(2,313,557)	(2,951,729)
Payments for deposits and progress payments	(52,234)	(248,397)
Proceeds from disposal of flight equipment — net of loss or gain	164,164	390,868
Advance on notes receivable	—	(43,854)
Restricted cash	(290,484)	—
Collections on notes receivable and finance and sales-type leases — net of income amortized	95,733	23,380
Other	(10)	—

Net cash used in investing activities	(2,396,388)	(2,829,732)

FINANCING ACTIVITIES
Net change in commercial paper	(1,752,000)	(2,932,870)
Loans from AIG Funding	1,700,000	1,671,268
Proceeds from debt financing	1,394,868	9,311,223
Payments in reduction of debt financing	(3,323,277)	(2,790,991)
Debt issue costs	(48,045)	(20,085)
Payment of common and preferred dividends	(3,262)	(41,869)
(Decrease) increase in customer and other deposits	(41,475)	166,192

Net cash (used in) provided by financing activities	(2,073,191)	5,362,868

Net (decrease) increase in cash	(1,940,929)	4,925,806
Effect of exchange rate changes on cash	1,438	(2,389)
Cash at beginning of period	2,385,948	182,772

Cash at end of period	$446,457	$5,106,189

(Table continued on following page)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Dollars in thousands)
(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	September 30,	September 30,
	2009	2008
Cash paid during the period for:
Interest, excluding interest capitalized of $8,798 (2009) and $20,681 (2008)	$1,067,499	$1,023,533
Income taxes, net	16,754	3,275
Non-Cash Investing and Financing Activities
2009:
$396,633 of Deposits on flight equipment purchases was applied to Acquisition of flight equipment under operating leases.
Three aircraft with a cumulative net book value of $58,965 were reclassified as sales-type leases.
An aircraft’s net book value of $20,921 and released overhaul reserves in the amount of $6,891 were reclassified to Lease receivables and other assets of $33,223 to reflect pending proceeds from the loss of an aircraft. The receivable of $33,223 was paid in full in the third quarter and is included in Proceeds from disposal of flight equipment.
An aircraft’s net book value of $10,521 was reclassified to Lease receivables and other assets in the amount of $2,400 with a $7,507 charge to income when reclassified to an asset held for sale. See Note D of Notes to Condensed Consolidated Financial Statements.
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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)
A. Basis of Preparation
     ILFC is an indirect wholly-owned subsidiary of AIG. AIG is a holding company, which, through its subsidiaries, is primarily engaged in a broad range of insurance and insurance-related activities in the United States and abroad. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.
     The accompanying unaudited condensed consolidated financial statements include our accounts, accounts of all other entities in which we have a controlling financial interest, as well as accounts of VIEs in which we are the primary beneficiary. The primary beneficiary of a VIE is the party with variable interest in the entity that absorbs the majority of the expected losses of the VIE, receives the majority of the expected residual returns of the VIE, or both. See Note J — Variable Interest Entities. All material intercompany accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods presented have been included. Certain reclassifications have been made to the 2008 unaudited condensed consolidated financial statements to conform to the 2009 presentation. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.
Consideration of ILFC’s Ability to Continue as a Going Concern
     As discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2008, our management assessed our current financial position, liquidity needs and ability to meet our obligations as they come due, and made significant judgments and estimates with respect to the potential financial and liquidity effects of our risks and uncertainties. Based on AIG’s intention to continue to support us as expressed in AIG’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, its recent funding of $2.0 billion to us to repay our maturing credit facility in October 2009 and management’s plans, as described in our Annual Report on Form 10-K for the year ended December 31, 2008, and after consideration of the risks and uncertainties of such plans, management believes that we will have adequate liquidity to finance and operate our business and repay our obligations for at least the next twelve months.
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
Effect of 2008 Out-of-Period Adjustment Related to Derivative Credit Value Adjustment and Market Value Adjustment
     We recorded a credit in the amount of $26.2 million and a charge of $34.2 million to OCI for changes in the fair value of our cash flow hedges related to CVA and MVA for the three- and nine-month periods ended September 30, 2009, respectively. In the third quarter of 2008, we concluded that $51.2 million related to CVA and MVA and recorded as a charge to income during the six months ended June 30, 2008, should have been recorded in OCI. We concluded the effect of the out-of-period adjustments aggregating $51.2 million was not material to any

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009
(Unaudited)
period affected, and, as a result, income was increased by $51.2 million during the three months ended September 30, 2008, with a corresponding charge to OCI. The adjustment is presented separately on the Condensed Consolidated Statement of Income for the three months ended September 30, 2008. For the nine months ended September 30, 2008, we recorded a charge of $142.0 million to OCI.
B. Recent Accounting Pronouncements
     We adopted the following accounting standards during the first nine months of 2009:
Business Combinations
     In December 2007, the FASB issued an accounting standard that changed the accounting for business combinations in a number of ways, including broadening the transactions or events that are considered business combinations; requiring an acquirer to recognize 100 percent of the fair value of certain assets acquired, liabilities assumed, and non-controlling (i.e., minority) interests; and recognizing contingent consideration arrangements at their acquisition-date fair values with subsequent changes in fair value generally reflected in income, among other changes. We adopted the new standard for business combinations for which the acquisition date is on or after January 1, 2009. Our adoption of this guidance did not have any effect on our consolidated financial position, results of operations or cash flows at and for the three and nine months ended September 30, 2009, but may have an effect on the accounting for future business combinations, if any.
Non-controlling Interests in Consolidated Financial Statements
     In December 2007, the FASB issued an accounting standard that requires non-controlling (i.e., minority) interests in partially owned consolidated subsidiaries to be classified in the consolidated balance sheet as a separate component of equity, or in the mezzanine section of the balance sheet (between liabilities and equity) if such interests do not qualify for “permanent equity” classification. The new standard also specifies the accounting for subsequent acquisitions and sales of non-controlling interests and how non-controlling interests should be presented in the consolidated statement of income. The non-controlling interests’ share of subsidiary income (loss) should be reported as a part of consolidated net income (loss) with disclosure of the attribution of consolidated net income to the controlling and non-controlling interests on the face of the consolidated statement of income. This new standard became effective for us beginning with financial statements issued for the first quarter of 2009. This standard had to be adopted prospectively, except that non-controlling interests should be reclassified from liabilities to a separate component of shareholders’ equity and consolidated net income should be recast to include net income attributable to both the controlling and non-controlling interests retrospectively. We had no recorded minority interest in our consolidated VIEs and therefore the adoption of this accounting standard did not have any effect on our consolidated financial position, results of operations or cash flows.
Disclosures about Derivative Instruments and Hedging Activities
     In March 2008, the FASB issued an accounting standard that requires enhanced disclosures about (i) how and why a company uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for; and (iii) how derivative instruments and related hedged items affect a company’s consolidated financial condition, results of operations, and cash flows. We adopted the new standard for the period ended March 31, 2009. Because this new accounting standard only requires additional disclosures about derivatives, it did not have any effect on our consolidated financial position, results of operations, or cash flows. See Note E — Derivative Activities.
Interim Disclosures about Fair Value of Financial Instruments
     In April 2009, the FASB issued an accounting standard that requires a company to disclose information about the fair value of financial instruments (including methods and significant assumptions used) in interim financial statements. The standard also requires the disclosures in summarized financial information for interim reporting periods. We adopted the new standard for the period ended June 30, 2009. As the

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009
(Unaudited)
standard only requires additional disclosures, our adoption of the standard did not have any effect on our consolidated financial position, results of operations or cash flows. See Note F — Fair Value Disclosures of Financial Instruments, for related disclosures.
Recognition and Presentation of Other-Than-Temporary Impairments
     In April 2009, the FASB issued an accounting standard that requires a company to recognize the credit component of an other-than-temporary impairment of a fixed maturity security in income and the non-credit component in AOCI when the company does not intend to sell the security, or it is more likely than not that the company will not be required to sell the security prior to recovery. The standard also changed the threshold for determining when an other-than-temporary impairment has occurred on a fixed maturity security with respect to intent and ability to hold until recovery and requires additional disclosures in interim and annual reporting periods for fixed maturity and equity securities. The standard does not change the recognition of other-than-temporary impairment for equity securities. We adopted the new standard for the period ended June 30, 2009. The adoption did not have any effect on our consolidated financial position, results of operations or cash flows.
Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly
     In April 2009, the FASB issued an accounting standard that provides guidance for estimating the fair value of assets and liabilities when the volume and level of activity for an asset or liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly. The new standard also requires extensive additional fair value disclosures. We adopted the new standard for the period ended June 30, 2009. The adoption did not have any effect on our consolidated financial position, results of operations or cash flows.
Subsequent Events
     In May 2009, the FASB issued an accounting standard that requires disclosure of the date through which a company evaluated the need to disclose events that occurred subsequent to the balance sheet date and whether that date represents the date the financial statements were issued or were available to be issued. We adopted the new standard for the period ended June 30, 2009. The adoption of the new standard did not affect our consolidated financial position, results of operations or cash flows. We considered subsequent events through November 6, 2009 for disclosures in this Form 10-Q, which is the date the financial statements were available to be issued.
FASB Accounting Standards Codification
     In June 2009, the FASB issued an accounting standard that established the FASB ASC, which became the source of authoritative U.S. GAAP for non-governmental entities effective for the period ended September 30, 2009. Rules and interpretive releases of the SEC, under authority of federal securities laws, are also sources of authoritative GAAP for SEC registrants. On the effective date of this standard, the ASC superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC became non-authoritative. We adopted the new standard for the period ended September 30, 2009, its effective date. The adoption did not have any effect on our consolidated financial position, results of operations or cash flows.
Future Application of Accounting Standards:
Employers’ Disclosures about Postretirement Benefit Plan Assets
     In December 2008, the FASB issued an accounting standard that requires more detailed disclosures about an employer’s plan assets, including the employer’s investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair values of plan assets. The new standard is effective for fiscal years ending after December 15, 2009. Because this standard only requires additional disclosures, the adoption of the new standard will have no effect on our consolidated financial position, results of operations or cash flows.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009
(Unaudited)
Accounting for Transfers of Financial Assets
     In June 2009, the FASB issued an accounting standard addressing transfers of financial assets that removes the concept of a QSPE from the FASB ASC and removes the exception from applying the consolidation rules to QSPEs. The new standard is effective for interim and annual periods beginning on January 1, 2010 for us. Earlier application is prohibited. The adoption of the new standard will have no effect on our consolidated financial position, results of operations, or cash flows, as we do not have any involvement with QSPEs.
Consolidation of Variable Interest Entities
     In June 2009, the FASB issued an accounting standard that amends the rules addressing consolidation of VIEs with an approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly affect the entity’s economic performance and has (i) the obligation to absorb losses of the entity or (ii) the right to receive benefits from the entity. The new standard also requires enhanced financial reporting by enterprises involved with VIEs. The new standard is effective for interim and annual periods beginning on January 1, 2010 for us. Earlier application is prohibited. We are currently evaluating the effect this new accounting standard will have on our consolidated financial position, results of operations or cash flows.
Measuring Liabilities at Fair Value
     In August 2009, the FASB issued an accounting standards update to clarify how the fair value measurement principles should be applied when measuring liabilities carried at fair value. The update explains how to prioritize market inputs in measuring liabilities at fair value and what adjustments to market inputs are appropriate for debt obligations that are restricted from being transferred to another obligor. The update is effective for interim and annual periods ending after December 15, 2009. The adoption of the update will not have any effect on our consolidated financial position, results of operations or cash flows, but will affect the way we value our debt when disclosing its fair value.
C. Restricted Cash
     Because of our current long-term debt ratings, we are required under our 1999 and 2004 ECA facilities to segregate security deposits and maintenance reserves for aircraft funded under these facilities into separate accounts. Since July 31, 2009, when Moody’s most recently downgraded our long-term debt rating, we have also been required to segregate rental payments received under leases for aircraft funded under the 2004 ECA facility. At September 30, 2009, we had segregated security deposits, maintenance reserves and rental payments aggregating approximately $229 million and $61 million related to aircraft funded under the 2004 and 1999 ECA facilities, respectively. The security trustee of the 2004 ECA facility took control of the accounts relating to that facility following Moody’s July 31, 2009 downgrade of our long-term debt rating. The segregated accounts related to the 1999 ECA facility all remained under our control at September 30, 2009. The segregated amounts fluctuate with changes in security deposits, maintenance reserves, rental payments and debt maturities related to the aircraft funded under the ECA facilities.
D. Fair Value Measurements
     The ASC defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of pricing observability. The ASC has established a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets; Level 2 refers to fair values estimated using significant other observable inputs; and Level 3 refers to fair values estimated using significant non-observable inputs.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009
(Unaudited)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The following table presents our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008, and are categorized using the fair value hierarchy described above.

					Counterparty
	Level 1	Level 2		Level 3	Netting (a)	Total
	(Dollars in thousands)
September 30, 2009:
Derivative assets	$—	$353,084	(b)	$—	$(73,791)	$279,293
Derivative liabilities	—	(73,791)		—	73,791	—

Total derivative assets, net	$—	$279,293		$—	$—	$279,293

December 31, 2008:
Derivative assets	$—	$192,568	(b)	$—	$(104,365)	$88,203
Derivative liabilities	—	(104,365)		—	104,365	—

Total derivative assets, net	$—	$88,203		$—	$—	$88,203

(a)	As permitted under GAAP, we have elected to offset derivative assets and derivative liabilities under our master netting agreement.

(b)	The balance includes CVA and MVA of $54.3 million and $19.8 million at September 30, 2009 and December 31, 2008, respectively.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
     ILFC also measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In the first quarter of 2009, we recorded a $7.5 million charge to write down an aircraft classified as held for sale in accordance with the accounting guidance related to impairment of long-lived assets. The aircraft was sold in the third quarter of 2009. The fair value of an aircraft is classified as a Level 3 valuation. The unobservable inputs utilized in the calculation are described in our policy in Note L of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008.
E. Derivative Activities
     We use derivatives to manage exposures to interest rate and foreign currency risks. At September 30, 2009, we had interest rate and foreign currency swap agreements with a related counterparty and interest rate cap agreements with an unrelated counterparty.
     We record the changes in fair value of derivatives in income or OCI depending on the designation of the hedge as either fair value hedges or cash flow hedges, respectively. Where hedge accounting is not achieved, the change in fair value of the derivative is recorded in income. In the case of a re-designation of a derivative contract, we amortize the balance accumulated in AOCI at the time of the re-designation over the remaining life of the underlying derivative. Our foreign currency swap agreements mature through 2011, our interest rate swap agreements mature through 2015, and our interest rate cap agreements mature in 2018.
     During the second quarter of 2009, we entered into two interest rate cap agreements with an unrelated counterparty in connection with a secured financing transaction. We have not designated the interest rate caps as hedges, and all changes in fair value are recorded in income.
     All of our interest rate and foreign currency swap agreements are subject to a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. Our derivative portfolio is recorded at fair value on our balance

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009
(Unaudited)
sheet on a net basis in Derivative assets, net (see Note D — Fair Value Measurements). We account for all of our interest rate swap and foreign currency swap agreements as cash flow hedges. We do not have any credit risk related contingent features and are not required to post collateral under any of our existing derivative contracts.
     Derivatives have notional amounts, which generally represent amounts used to calculate contractual cash flows to be exchanged under the contract. The following table presents notional and fair values of derivatives outstanding at the following dates:

	Asset Derivatives		Liability Derivatives
	Notional Value	Fair Value	Notional Value	Fair Value
		USD		USD
	(In thousands)
September 30, 2009:

Derivatives designated as hedging instruments:
Interest rate swap agreements (a)	$—	$—	$1,100,370	$(71,674)
Foreign exchange swap agreements	€1,600,000	293,656	34,445	(2,117)
Foreign exchange swap agreements	£300,000	55,963	—	—

Total derivatives designated as hedging instruments		$349,619		$(73,791)

Derivatives not designated as hedging instruments:
Interest rate cap agreements	$103,365	$3,465	$—	$—

Total derivatives		$353,084		$(73,791)

December 31, 2008:

Derivatives designated as hedging instruments:
Interest rate swap agreements (a)	$—	$—	$1,215,309	$(103,622)
Foreign exchange swap agreements	€1,600,000	187,589	72,100	(743)
	£300,000	4,979	—	—

Total derivatives designated as hedging instruments		$192,568		$(104,365)

(a)	Converts floating interest rate debt into fixed rate debt.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009
(Unaudited)
     During the three and nine months ended September 30, 2009 and 2008, we recorded the following in OCI related to derivative instruments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Gain (Loss)
Effective portion of change in fair market value of derivatives (a)	$96,196	$(654,134)	$148,443	$(376,972)
Amortization of balances of de-designated hedges and other adjustments	(121)	(194)	(364)	(620)
Foreign exchange component of cross currency swaps (credited) charged to income	(80,450)	538,905	(148,020)	253,140
Income tax effect	(5,469)	40,398	(21)	43,558

Net changes in cash flow hedges, net of taxes	$10,156	$(75,025)	$38	$(80,894)

(a)	2009 includes $26,214 and $(34,193) of combined CVA and MVA for the three- and nine-month periods ended September 30, respectively. 2008 includes $(141,952) of combined CVA and MVA for the three- and nine-month periods ended September 30. Changes in the combined CVA and MVA were recorded in income prior to the three-month period ended September 30, 2008. See Note A — Basis of Preparation.
     The following table presents the effective portion of the unrealized gain (loss) on derivative positions recorded in OCI:

	Amount of Unrealized Gain or (Loss)
	Recorded in OCI on Derivatives
	(Effective Portion)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Derivatives Designated as Cash Flow Hedges
Interest rate swap agreements	$(12,256)	$(11,768)	$7,747	$(18,014)
Foreign exchange swap agreements (a)	82,290	(642,081)	81,747	(336,760)

Total	$70,034	$(653,849)	$89,494	$(354,774)

(a)	2009 includes $26,214 and $(34,193) of combined CVA and MVA for the three- and-nine month periods ended September 30, 2009, respectively. 2008 includes $(141,952) of combined CVA and MVA for the three- and nine-month periods ended September 30. Changes in the combined CVA and MVA were recorded in income prior to the three-month period ended September 30, 2008. See Note A — Basis of Preparation.
     The following table presents amounts reclassified from AOCI into income when cash payments were made or received on our qualifying cash flow hedges:

	Amount of Gain or (Loss) Reclassified from
	AOCI Into Income
	(Effective Portion)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
Interest rate swap agreements — interest expense	$(10,034)	$(5,678)	$(26,015)	$(10,393)
Foreign exchange swap agreements — interest expense	(15,386)	8,296	(33,672)	40,341
Foreign exchange swap agreements — lease revenue	(742)	(2,333)	738	(7,750)

Total	$(26,162)	$285	$(58,949)	$22,198

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009
(Unaudited)
     We estimate that within the next twelve months, we will amortize into earnings approximately $30.6 million of the pre-tax balance in AOCI under cash flow hedge accounting in connection with our program to convert debt from floating to fixed interest rates.
     The following table presents the effect of derivatives recorded in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2009 and 2008:

	Amount of Gain or (Loss) Recognized
	in Income on Derivatives
	(Ineffective Portion) (a)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Derivatives Designated as Cash Flow Hedges:
Interest rate swap agreements	$(232)	$(251)	$(622)	$(748)
Foreign exchange swap agreements	9,559	139	14,733	(7,282)

Total	9,327	(112)	14,111	(8,030)

Derivatives Not Designated as a Hedge:
Interest rate cap agreements (b)	(568)	—	(1,268)	—

Reconciliation to Condensed Consolidated Statements of Income:
Reclassification of amounts de-designated as hedges recorded in AOCI	121	194	364	581

Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	$8,880	$82	$13,207	$(7,449)

(a)	All components of each derivative’s gain or loss were included in the assessment of effectiveness.

(b)	An additional $0.8 million of amortization of premium paid to the derivative counterparty was recognized in Interest expense during the nine months ended September 30, 2009. No premium was amortized during the three months ended September 30, 2009.
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
     Debt Financing: The following assumptions were made when estimating the fair value of our debt financings:
     Commercial paper: The carrying value approximates its fair value due to its short maturities and floating interest rates.
     Long-term fixed rate debt: Cash flows are discounted using relevant swap zero curves and Credit Default Swap (“CDS”) spreads were used to incorporate cost of protection.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009
(Unaudited)
     Floating rate non-ECA debt: Cash flows are estimated using current forward rates. The cash flows are discounted using current swap zero curves and CDS spreads were used to incorporate cost of protection.
     ECA debt: Cash flows are estimated using current forward rates. The cash flows are discounted using current swap zero curves and exclude adjustments for cost of protection to reflect guarantees by the European Export Credit Agencies, implying a AAA rated government guarantee on the debt.
     Junior subordinated debt: Quoted market prices were used to value the junior subordinated debt.
     Derivatives: Fair values were based on the use of AIG valuation models that utilize among other things, current interest, foreign exchange and volatility rates, as applicable.
     Guarantees: For guarantees entered into after December 31, 2002 we record the fee paid to us as the initial carrying value of the guarantees which are included in Accrued interest and other payables on our consolidated balance sheets. The fee received is recognized ratably over the guarantee period. Included in the fair value balance below are two loan guarantees entered into prior to December 31, 2002, which are not included in the balance on our Condensed Consolidated Balance Sheets. Fair value for these guarantees is approximately equal to total unamortized fees.
     The carrying amounts and fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount of	Fair Value	Amount of	Fair Value
	Asset	of Asset	Asset	of Asset
	(Liability)	(Liability)	(Liability)	(Liability)
	(Dollars in thousands)
Cash, including restricted cash	$736,941	$736,941	$2,385,948	$2,385,948
Notes receivable	86,767	81,577	81,327	71,012
Debt financing (including loans from AIG Funding, subordinated debt and foreign currency adjustment, excluding debt discount)	(31,001,298)	(27,761,373)	(32,833,687)	(28,818,662)
Derivative assets, net	279,293	279,293	88,203	88,203
Guarantees	(11,340)	(13,465)	(12,778)	(15,209)
G. Related Party Transactions
     We are party to cost sharing agreements, including tax, with AIG. Generally, these agreements provide for the allocation of corporate costs based upon a proportional allocation of costs to all subsidiaries. We also pay other subsidiaries of AIG a fee related to management services provided for certain of our foreign subsidiaries. We earned management fees from two trusts consolidated by AIG for the management of aircraft we sold to the trusts in prior years.
     We borrowed $1.7 billion from AIG Funding, an affiliate of our parent, in March 2009 to assist in funding our liquidity needs. See Note I — Debt Financings. On October 13, 2009, we entered into a new $2.0 billion credit agreement with AIG Funding. We also amended and restated the existing borrowings of $1.7 billion. See Note K — Subsequent Event.
     All of our interest rate swap and foreign currency swap agreements are with AIGFP, a related party. See Note D — Fair Value

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009
(Unaudited)
Measurements and Note E — Derivative Activities. In addition, we purchase insurance through a broker who may place part of our policies with AIG. Total insurance premiums were $4.9 million and $4.3 million for the nine-month periods ended September 30, 2009 and 2008, respectively.
     Our financial statements include the following amounts involving related parties:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(Dollars in thousands)
Income Statement
Expense (income):
Allocation of corporate costs from AIG	$1,882	$3,715	$7,368	$10,328
Management fees paid to subsidiaries of AIG	247	215	683	638
Management fees received	(2,453)	(2,430)	(7,113)	(7,332)
Interest expense on loans from AIG Funding	28,342	2,896	59,936	2,896
			September 30,	December 31,
			2009	2008
			(Dollars in thousands)
Balance Sheet
Asset (liability):
Derivative assets, net			$275,828	$88,203
Taxes benefit sharing payable to AIG			(85,000)	(85,000)
Accrued corporate costs payable to AIG			(3,863)	(6,092)
Loans payable to AIG Funding			(1,700,000)	—
Income taxes payable to AIG			(22,781)	(32,083)
Net payable for management fees and other			(9)	(3)
H. Commitments and Contingencies
Guarantees
•	Asset Value Guarantees: We have guaranteed a portion of the residual value of 22 aircraft to financial institutions and other unrelated third parties for a fee. These guarantees expire at various dates through 2023 and generally obligate us to pay the shortfall between the fair market value and the guaranteed value of the aircraft and provide us with an option to purchase the aircraft for the guaranteed value. At September 30, 2009, the maximum commitment that we would be obligated to pay under such guarantees, without any offset for the projected value of the aircraft, was approximately $530 million.

•	Aircraft Loan Guarantees: We have guaranteed two loans collateralized by aircraft to financial institutions for a fee. The guarantees expire in 2014, when the loans mature and obligate us to pay an amount up to the guaranteed value upon the default of the borrower, which may be offset by a portion of the underlying value of the aircraft collateral. At September 30, 2009, the guaranteed value, without any offset for the projected value of the aircraft, was approximately $28 million.
     Management regularly reviews the underlying values of the aircraft collateralized to determine our exposure under these guarantees. We currently do not anticipate that we will be required to perform under such guarantees based upon the underlying values of the aircraft collateralized.
     In addition, in October 2009, we entered into guarantee agreements to guarantee the repayment of AIG’s obligations under the FRBNY Credit Agreement up to an amount equal to the aggregate outstanding balance of our borrowings from AIG Funding. See Note K — Subsequent Event.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009
(Unaudited)
Legal Contingencies
•	Flash Airlines: We are named in lawsuits in connection with the January 3, 2004 crash of our Boeing 737-300 aircraft on lease to Flash Airlines, an Egyptian carrier. These lawsuits were filed by the families of victims on the flight and seek unspecified damages for wrongful death, costs and fees. The initial lawsuit was filed in May 2004 in California, and subsequent lawsuits were filed in California and Arkansas. All cases filed in the U.S. were dismissed on the grounds of forum non conveniens and transferred to the French Tribunal de Grande Instance civil court in either Bobigny or Paris. The Bobigny plaintiffs challenged French jurisdiction, whereupon the French civil court decided to retain jurisdiction, on appeal the Paris Court of Appeal reversed, and on appeal the French Cour de Cassation elected to defer its decision pending a trial on the merits. We believe we are adequately covered in these cases by the liability insurance policies carried by Flash Airlines and we have substantial defenses to these actions. We do not believe that the outcome of these lawsuits will have a material effect on our consolidated financial condition, results of operations or cash flows.

•	Krasnoyarsk Airlines: We leased a 757-200ER aircraft to a Russian airline, KrasAir, which is now the subject of a Russian bankruptcy-like proceeding. The aircraft lease was assigned to another Russian carrier, Air Company “Atlant-Soyuz” Incorporated, which defaulted under the lease. In the first quarter of 2009, we were informed that the Russian customs authority had seized the aircraft during a time frame we believe to be late 2008. The aircraft was seized on the basis of certain alleged violations by KrasAir with respect to the import of the aircraft, including the import type and customs fees owed. The Russian customs authority filed a case in April 2009 in the general jurisdiction court in Krasnoyarsk, Russia seeking an order permitting it to confiscate the aircraft due to these alleged violations. Shortly after the lawsuit was filed, we intervened in the lawsuit in order to protect our ownership rights and informed the insurance underwriters under KrasAir’s, Atlant-Soyuz’s, and our insurance policies of this matter. In the second quarter of 2009, the court decided that the seizure of the aircraft by the Russian customs authority was improper and denied the Russian customs authority’s request to confiscate the aircraft. Also in the second quarter of 2009, another Russian airline signed a lease for the aircraft. The aircraft was returned to us by the Russian customs authority and is currently undergoing maintenance in Moscow, Russia and we are currently negotiating a resolution of all customs-related issues with the Russian customs authority. We cannot predict what the outcome of this matter will be, but we do not believe that it will be material to our consolidated financial position, results of operations or cash flows.

•	Estate of Volare Airlines: In November 2004, Volare, an Italian airline, filed for bankruptcy in Italy. Prior to Volare’s bankruptcy, we leased to Volare through wholly-owned subsidiaries two A320-200 aircraft and four A330-200 aircraft. In addition, we managed the lease to Volare by an entity that is a related party to us of one A330-200 aircraft. In October 2009, the Volare bankruptcy receiver filed a claim in an Italian court in the amount of €29,592,209.92 against us and our related party for the return to the Volare estate of all payments made by it to us and our related party in the year prior to Volare’s bankruptcy filing. We have engaged Italian counsel to represent us and intend to defend this matter vigorously. We cannot predict the outcome of this matter, but we do not believe that it will be material to our consolidated financial position, results of operations or cash flows.
     We are also a party to various claims and litigation matters arising in the ordinary course of our business. We do not believe the outcome of any of these matters will be material to our consolidated financial position, results of operations or cash flows.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009
(Unaudited)
I. Debt Financings

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)
Public bonds and medium-term notes	$17,440,799	$19,748,541
Bank debt	7,092,000	7,558,750
ECA financings	3,125,150	2,436,296
Other secured financings (a)	157,229	—
Loans from AIG Funding	1,700,000	—
Subordinated debt	1,000,000	1,000,000

Total public, bank, intercompany, and subordinated debt	30,515,178	30,743,587
Commercial paper and other short-term debt	—	1,752,000
Less: Deferred debt discount	(10,769)	(18,919)

Total debt financing and subordinated debt	$30,504,409	$32,476,668

(a)	$133.5 million of these secured financings is non-recourse to ILFC. These secured financings were incurred by either a consolidated VIE or by a wholly owned subsidiary of ILFC, each without recourse to ILFC.
     We have had the following changes in our financing arrangements since December 31, 2008:
Extension of 2004 Export Credit Agency Facility Agreement
     In May 2004, we entered into the 2004 ECA facility agreement, as amended, to borrow up to $3.6 billion for the purchase of Airbus aircraft delivered through May 2009. In May 2009, the total amount available under the 2004 ECA facility was increased by $1.0 billion to a total of approximately $4.6 billion and the availability period was extended through June 2010. Funds become available under this facility when the various European Export Credit Agencies provide guarantees for aircraft based on a forward-looking calendar. The financing is for a ten-year fully amortizing loan per aircraft at an interest rate determined through a bid process. We have collateralized the debt by a pledge of the shares of a wholly-owned subsidiary that holds title to the aircraft financed under this facility. As of September 30, 2009, we had financed 66 aircraft using approximately $4 billion under this facility and approximately $2.9 billion was outstanding. The amount outstanding under the facility is included in “Debt financing, net of deferred debt discount” on our Condensed Consolidated Balance Sheets.
     As of November 6, 2009, we had approximately $682 million available under this facility to finance our Airbus aircraft purchases through June 2010. Our current long-term debt ratings impose the following restrictions under the 2004 ECA facility: (i) we must receive written consent from the security trustee before we can fund Airbus aircraft deliveries under the facility; (ii) we must segregate total balances of security deposits, maintenance reserves and all rental payments received after July 31, 2009 into separate accounts controlled by the security trustee (segregated rental payments will be used to pay principal and interest on the outstanding debt); and (iii) we must file individual mortgages on the aircraft funded under the facility in the local jurisdictions in which the respective lessees operate.
Other Secured Financing Arrangements
     In May 2009, ILFC provided $39.0 million of subordinated financing to an entity, which we have determined is a VIE in which we are the primary beneficiary. Accordingly, we consolidate the entity into our condensed consolidated financial statements. See Note J — Variable Interest Entities. The entity used these funds and an additional $106.0 million borrowed from third parties to purchase an aircraft, which the entity leases to an airline. ILFC acts as servicer of the lease for the entity. The $106.0 million loan has two tranches. The first tranche is $82.0 million, fully amortizes over the lease term, and is non-recourse to ILFC. The second tranche is $24.0 million, partially amortizes over the lease term, and is guaranteed by ILFC. Both tranches of the loan are secured by the aircraft and the lease receivables. Both tranches mature

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009
(Unaudited)
in May 2018 with interest rates based on LIBOR. At September 30, 2009, the interest rates on the $82.0 million and $24.0 million tranches were 3.411% and 5.111%, respectively. The entity entered into two interest rate cap agreements to economically hedge the related LIBOR interest rate risk in excess of 4.00%. At September 30, 2009, $103.4 million was outstanding and the net book value of the aircraft was $143.3 million.
     In June 2009, we borrowed $55.4 million through a wholly-owned subsidiary that owns one aircraft leased to an airline. Half of the loan amortizes over the next five years and the remaining $27.7 million is due in 2014. The loan is non-recourse to ILFC and is secured by the aircraft and the lease receivables. The interest rate on the loan is fixed at 6.58%. At September 30, 2009, $53.9 million was outstanding and the net book value of the aircraft was $95.5 million.
Loans from AIG Funding
     In March 2009, we entered into two demand note agreements with AIG Funding aggregating $1.7 billion in order to fund our liquidity needs. At September 30, 2009, the interest rate on the notes was based on LIBOR with a floor of 3.5%. For September 2009, the interest rate on each note was 6.525%. The notes were payable upon demand, but otherwise in full upon maturity, which was the earlier of our sale by AIG or December 31, 2009. We could voluntarily prepay the notes in whole or in part at any time without penalty or premium.
     On October 13, 2009, we amended and restated the two demand notes with AIG Funding, including extending the maturity date, and entered into a new $2.0 billion credit agreement with AIG Funding. These term loans are secured by a portfolio of our aircraft. See Note K — Subsequent Event.
Commercial Paper
     We have a $6.0 billion Commercial Paper Program and we had access to the FRBNY CPFF until January 2009. We are unable to issue new commercial paper with our current short-term debt ratings and we cannot determine when the commercial paper markets may be available to us again. During the first quarter of 2009, we repaid all $1.7 billion we had borrowed under the CPFF. At September 30, 2009, we had no commercial paper outstanding.
Other Short Term Financing
     In April 2009, we entered into a $100.0 million 90-day promissory note agreement with a supplier in connection with the purchase of an aircraft. The interest rate was fixed at the annual rate of 5.00%. The note was paid in full on July 22, 2009, when it matured.
J. Variable Interest Entities
     The accounting standard related to the consolidation of VIEs provides guidance for determining when to consolidate certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity that is at risk to allow the entity to finance its activities without additional subordinated financial support. This standard recognizes that consolidation based on majority voting interest should not apply to these VIEs. A VIE is consolidated by its primary beneficiary, which is the party or group of related parties that absorbs a majority of the expected losses of the VIE, receives the majority of the expected residual returns of the VIE, or both.
     We, to a limited extent, are involved with VIEs. We have, in the past, participated to varying degrees in the design of VIEs. Our involvement in VIEs varies from being a passive investor to managing and structuring the activities of VIEs. We utilize VIEs in connection with leasing and marketing aircraft and managing jurisdictional issues, as well as to obtain financing. We have no involvement with QSPEs.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009
(Unaudited)
Entities where we are the Primary Beneficiary
     We have determined that we are the primary beneficiary of ten entities to which we previously sold aircraft, provided financings, obtained preferential equity interests and in some cases provided guarantees to banks that provided secured senior financing to the entities. Each VIE owns one aircraft. The individual financing agreements are cross-collateralized by the aircraft. We do not have legal control over and we do not own the assets of, nor are we directly obligated for the liabilities of these entities. The assets and liabilities of these entities are presented separately on our Condensed Consolidated Balance Sheets. Assets in the amount of $82.3 million and $98.7 million and liabilities in the amount of $7.0 million and $10.7 million are included in our Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008, respectively. Net expenses in the amounts of $5.7 million and $1.7 million are included in our Condensed Consolidated Statements of Income for the three months ended September 30, 2009 and 2008, respectively, and net expenses in the amounts of $6.3 million and $3.2 million are included in our Condensed Consolidated Statements of Income for the nine months ended September 30, 2009 and 2008, respectively.
     We have determined that we are the primary beneficiary of an entity established to obtain secured financing, to which we provided $39.0 million of subordinated financing. The VIE owns one aircraft with a net book value of $143.3 million at September 30, 2009, which secures third party borrowings of $103.4 million, $79.6 million of which is non-recourse to us. The aircraft is included in Flight equipment under operating leases and the borrowings are included in Debt Financings on our Condensed Consolidated Balance Sheets.
K. Subsequent Event
Loans from AIG Funding
     On October 13, 2009, we entered into two term loan agreements with AIG Funding — a new $2.0 billion credit agreement and a $1.7 billion amended and restated credit agreement. We used the proceeds from the $2.0 billion loan to repay in full our obligations under our $2.0 billion revolving credit facility that matured on October 15, 2009. The second credit agreement amended and restated the two demand note agreements aggregating $1.7 billion that we entered into in March 2009 with AIG Funding, including extending the maturity dates. Both of these loans mature on September 13, 2013 and currently bear interest at 3-month LIBOR plus 3.025%. The loans are due in full at maturity with no scheduled amortization. Funding of the loans was provided to AIG Funding by the FRBNY pursuant to the FRBNY Credit Agreement. As a condition of the FRBNY approving these loans, we entered into guarantee agreements to guarantee the repayment of AIG’s obligations under the FRBNY Credit Agreement up to an amount equal to the aggregate outstanding balance of the loans.
     These loans (and the related guarantees) are secured by (i) a portfolio of aircraft and all related equipment and leases, with an aggregate average appraised value as of September 30, 2009 of approximately $7.4 billion plus additional temporary collateral with an aggregate average appraised value as of September 30, 2009 of approximately $10 billion that will be released upon the perfection of certain security interests, as described below, (ii) any and all collection accounts into which rent, maintenance reserves, security deposits and other amounts owing are paid under the leases of the pledged aircraft, and (iii) the shares or other equity interests of certain subsidiaries of ours that may own or lease the pledged aircraft in the future. In the event the appraised value of the collateral held falls below certain levels, we must either prepay a portion of the term loans without penalty or premium or grant additional collateral.
     We are also required to prepay the loans, without penalty or premium, upon (i) the sale of an aircraft (other than upon the sale or transfer to a co-borrower under the loans) in an amount equal to 75% of the net sale proceeds, (ii) the receipt of any hull insurance, condemnation or other proceeds in respect of any event of loss suffered by a pledged aircraft in an amount equal to 75% of the net proceeds received on account thereof, and (iii) the removal of an aircraft from the collateral pool (other than in connection with the substitution of a non-pool aircraft for such removed aircraft in accordance with the terms of the loans) in an amount equal to 75% of the most recent appraised value of such aircraft. We

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009
(Unaudited)
are also required to repay the loans in full upon the occurrence of a change in control, which is defined in the loan agreements to include AIG ceasing to beneficially own 100% of our equity interests. We may voluntarily prepay the loans in part or in full at any time without penalty or premium.
     The loans contain customary affirmative and negative covenants, including restrictions on asset transfers and capital expenditures. The loans also contain customary events of default, including an event of default under the loans if an event of default occurs under the FRBNY Credit Agreement. In addition, we would be in default under the loans if the security interests of the security trustee under the loans, for the benefit of AIG Funding and the FRBNY, in certain aircraft pledged as collateral have not been fully perfected by December 1, 2009. The interest rate under the loans will increase to three-month LIBOR plus 6.025% if security interests in a specific pool of 96 aircraft have not been perfected by December 1, 2009. We expect to release the approximately $10 billion of temporary collateral upon perfection of the security interests of the security trustee in such 96 aircraft.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-looking Information
     This quarterly report on Form 10-Q and other publicly available documents may contain or incorporate statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the potential sale of us by our parent, AIG, the state of the airline industry, our access to the capital markets, our ability to restructure leases and repossess aircraft, the structure of our leases, regulatory matters pertaining to compliance with governmental regulations and other factors affecting our financial condition or results of operations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and “should” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry economic and business conditions, which will, among other things, affect demand for aircraft, availability and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives, and environmental and safety requirements, as well as the factors discussed under “Part II — Item 1A. Risk Factors,” in this Form 10-Q, our Form 10-Q for the three months ended March 31, 2009 and our Form 10-Q for the six months ended June 30, 2009, and in the section titled “Part I — Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. We do not intend and undertake no obligation to update any forward-looking information to reflect actual results or future events or circumstances.
Overview
     ILFC’s primary business operation has historically been to acquire new commercial jet aircraft from Boeing and Airbus and lease those aircraft to airlines throughout the world. Given the current market conditions and that we currently do not have access to unsecured debt markets, new aircraft purchases may be limited for the foreseeable future. We will continue to lease our existing portfolio and provide management services to investors and/or owners of aircraft portfolios for a management fee. In addition to our leasing activity, we sell aircraft from our leased aircraft fleet to other leasing companies, financial services companies and airlines. We have also provided asset value guarantees and a limited number of loan guarantees to buyers of aircraft or to financial institutions for a fee. Additionally, we remarket and sell aircraft owned or managed by others for a fee.
     Starting in the third quarter of 2008, worldwide economic conditions began to deteriorate significantly. The decline in economic conditions resulted in highly volatile markets, a steep decline in equity markets, less liquidity, the widening of credit spreads, and several prominent financial institutions seeking governmental aid. Despite these difficult conditions, we reported net income of approximately $246 million for the three months ended September 30, 2009. Our net income increased approximately $21 million compared to the same period last year, despite an out-of-period adjustment we recorded in the third quarter of 2008 that decreased quarterly expenses by $51 million ($33 million adjusted for income taxes) (see Note A of Notes to Condensed Consolidated Financial Statements). The increase was primarily due to an increase in our leased fleet and lower short-term interest rates. However, recent events have significantly and adversely affected our ability to access unsecured debt markets. See “Liquidity” below. Additionally, the current market conditions are creating downward pressures that are slowing the growth of our operating margins.
Our Fleet
     During the third quarter of 2009, we took delivery of three new aircraft from Boeing and Airbus, sold one aircraft and reclassed three aircraft into sales-type leases. As of September 30, 2009, we owned 991 aircraft in our leased fleet, had 11 additional aircraft in the fleet classified as finance and sales-type leases, and provided fleet management services for 99 aircraft. We have contracted with Airbus and Boeing to buy 125 new aircraft for delivery through 2019 with an estimated purchase price of $14.0 billion, five of which are scheduled to deliver during the remainder of 2009. We anticipate the purchases to be financed in part by operating cash flows and in part by incurring additional debt. We have not entered into any new purchase agreements with the manufacturers during 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Of the 125 aircraft on order, 74 are 787s from Boeing with the first aircraft currently scheduled to deliver in July 2012. The contracted delivery dates were originally scheduled from January 2010 through 2017, but Boeing has experienced delays in the production of the 787s. Recently, there have been additional delays, but Boeing has not provided us with a revised 787 delivery schedule reflecting such delays. We have signed contracts for 31 of the 74 787s on order. Both the leases we have signed with our customers and our purchase agreements with Boeing are subject to cancellation clauses related to delays in delivery dates, though as of November 6, 2009, there have been no cancellations by any party. We are in discussions with Boeing related to revisions to the delivery schedule and potential delay compensation and penalties for which we may be eligible. Under the terms of our 787 leases, particular lessees may be entitled to share in any compensation that we receive from Boeing for late delivery of the aircraft.
Debt Financing
     We have generally financed our aircraft purchases through available cash balances, internally generated funds and debt financings. Due to a combination of the challenges facing AIG, the downgrades in our credit ratings by the rating agencies, and the turmoil in the credit markets, we have been unable to issue commercial paper and unsecured debt during the nine months ended September 30, 2009. To fulfill our liquidity needs, we borrowed $1.7 billion from AIG Funding, an affiliate of our parent, in March 2009. On October 13, 2009, we entered into a new $2.0 billion credit agreement with AIG Funding, the proceeds of which we used to repay in full our obligations under our $2.0 billion revolving credit agreement that matured on October 15, 2009. We also amended and restated our existing loans of $1.7 billion from AIG Funding. In order to meet our future liquidity needs, we are pursuing additional secured and other financings. See “Liquidity” and “Debt Financings — Loans from AIG Funding” below.
     In May 2009, we extended our 2004 ECA facility to finance Airbus aircraft purchases through June 2010 and increased the total amount available under the facility to approximately $4.6 billion. At November 6, 2009, we had approximately $682 million available for the financing of future new Airbus aircraft deliveries under this facility, provided we receive consent from the security trustee, as required with our current long-term debt ratings. We financed all 25 Airbus aircraft that we purchased during the nine months ended September 30, 2009 under the 2004 ECA facility. We have an additional ten Airbus aircraft on order through June 2010. During the second quarter of 2009, we also used two Boeing aircraft to obtain secured financings.
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
     We are currently seeing financial stress to varying degrees across the airline industry largely precipitated by recent volatility in fuel costs, lower demand for air travel, tightening of the credit markets, and generally weak economic conditions. We have seen airlines declare bankruptcy, cease operations, cancel routes, eliminate jobs, and retire aircraft in an attempt to reduce capacity. This financial stress has caused a slow-down in the airline industry. We believe that these conditions will continue beyond 2009 and will have a negative impact on our future operating results through lower lease rates and increased costs associated with repossessing and redeploying aircraft. In addition, lower lease rates could possibly result in future aircraft impairment charges.
     We have not recognized any impairment charges related to our leased fleet, as we have been able to re-lease aircraft without diminution in lease rates to an extent that would warrant an impairment write-down. We typically contract to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term, we have generally been able to re-lease aircraft within two to six months of their return. In monitoring the aircraft in our fleet for impairment charges, we identify those aircraft that are most susceptible to failing the recoverability assessment and monitor those aircraft more closely, which may result in more frequent recoverability

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
assessments. The recoverability of these aircraft is more sensitive to changes in contractual cash flows, future cash flow estimates, and residual values. These aircraft are typically older planes that are less in demand and have lower lease rates. As of September 30, 2009, we had identified 17 aircraft as being susceptible to failing the recoverability test. These aircraft had a net book value of $443.8 million at September 30, 2009. Management believes that the carrying value of these aircraft is supported by the estimated future undiscounted cash flows expected to be generated by each aircraft.
     As a result of the above conditions, two of our customers, FlyLAL — Lithuanian Airlines and Myair.com S.p.A, ceased operations during the nine months ended September 30, 2009. Each of these airlines operated one of our aircraft. One of the aircraft is currently leased to another airline and one is available for lease. We had one other aircraft in our fleet that was not subject to a signed lease agreement or a signed letter of intent at September 30, 2009.
     There are lags between changes in market conditions and their impact on our results, as contracts signed during times of higher lease rates currently remain in effect. Therefore, the current market conditions and their potential effect may not yet be fully reflected in our results and we continue to see lease rates contracting across all aircraft types as we sign new lease agreements. Additionally, management monitors all lessees that are behind in lease payments and discusses relevant operational and financial issues facing the lessees with our marketing executives in order to determine the amount of rental income to recognize for the past due amounts. Lease payments are due in advance and we generally recognize rental income only to the extent we have received payments or hold security deposits. At September 30, 2009, 18 customers operating 69 aircraft were two or more months past due on $46.3 million of lease payments relating to some of those aircraft. Of this amount, we recognized $46.0 million in rental income through September 30, 2009. In comparison, at September 30, 2008, 11 customers operating 28 aircraft were two or more months past due on $22.5 million of lease payments relating to some of those aircraft, $22.4 million of which we recognized in rental income through September 30, 2008.
     Management also reviews all outstanding notes that are in arrears to determine whether we should reserve for or write off any portion of the notes receivable. In this process, management evaluates the collectability of each note and the value of the underlying collateral, if any, by discussing relevant operational and financial issues facing the lessees with our marketing executives. As of September 30, 2009, $0.9 million of the carrying value of notes receivable were two months or more behind in payment.
     Despite industry cyclicality and current stress, we remain optimistic about the long-term future of air transportation and, more specifically, the growing role that the leasing industry, and ILFC specifically, provides in facilitating the fleet transactions necessary for the growth of commercial air transport. At September 30, 2009, we had signed leases for all of our new aircraft deliveries through the end of 2010. Furthermore, our contractual purchase commitments for future new aircraft deliveries from 2010 to 2019 are at historic lows. For these reasons, we believe we are well positioned for the current industry downturn, and to reap any benefits a down market may present.
Consideration of ILFC’s Ability to Continue as a Going Concern
     As discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2008, management assessed our current financial position, liquidity needs and ability to meet our obligations as they come due and made significant judgments and estimates with respect to the potential financial and liquidity effects of our risks and uncertainties. Based on AIG’s intention to continue to support us, as expressed in AIG’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, and management’s plans, as described in our Annual Report on Form 10-K for the year ended December 31, 2008, and after consideration of the risks and uncertainties of such plans, management believes that we will have adequate liquidity to finance and operate our business and repay our obligations for at least the next twelve months.
     It is possible that the actual outcome of one or more of management’s plans could be materially different or that one or more of management’s significant judgments or estimates about the potential effects of the risks and uncertainties could prove to be materially incorrect.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
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
Liquidity
     As of the date of this report, we are unable to access the commercial paper and unsecured debt markets and the maximum amount available under our revolving credit facilities is outstanding. Therefore, we have recently funded our purchase commitments of aircraft and maturing debt obligations through other methods, including secured financings and support from AIG.
     In May 2009, our 2004 ECA facility was amended to allow us to borrow up to approximately $4.6 billion for Airbus aircraft purchases through June 30, 2010. At November 6, 2009, we had approximately $682 million available for the financing of new Airbus aircraft under our 2004 ECA facility. As a result of our current long-term debt ratings, we are required, under the 2004 ECA agreement, to receive written consent from the security trustee before we can fund Airbus aircraft deliveries under the facility. We obtained consent for all 19 Airbus aircraft that we purchased since the restriction was imposed in March 2009 and financed all 19 aircraft under the facility. Our current long-term debt ratings also restrict the use of certain funds collected under the lease agreements related to the aircraft funded under the 1999 and 2004 ECA facilities. As of September 30, 2009, we had restricted cash of approximately $290 million. To the extent the security trustee of the 2004 ECA facility does not allow us to fund future purchases of Airbus aircraft under that facility, we would have to locate other sources of financing to fund these purchases, as described in greater detail below, which would put additional strain on our liquidity. If we are unable to meet our aircraft purchase commitments as they become due, it could expose us to breach of contract claims by our lessees and the manufacturers, as discussed under “Part II — Item 1A. Risk Factors — Liquidity Risk.”
     In March 2009, we borrowed $1.7 billion from AIG Funding to assist in funding our liquidity needs. On October 13, 2009, we amended and restated these existing loans of $1.7 billion and entered into a new $2.0 billion credit agreement with AIG Funding to repay our obligations under our $2.0 billion revolving credit agreement that matured on October 15, 2009. These term loans are secured by a portfolio of aircraft and other assets related to the pledged aircraft. See “Debt Financings — Loans from AIG Funding” below. We also entered into secured financings with respect to two aircraft during the second quarter of 2009. Under our existing debt agreements, we and our subsidiaries are permitted to incur secured indebtedness totaling up to 12.5% of consolidated net tangible assets, as defined in the debt agreements, which is currently approximately $5 billion. Therefore, we can currently incur additional secured financings totaling approximately $1.3 billion under our existing debt agreements. Furthermore, it may be possible, subject to receipt of any required consents under the FRBNY Credit Agreement and our bank facilities and term loans, for us to obtain secured financing without regard to the 12.5% consolidated net tangible asset limit referred to above (but subject to certain other limitations) by doing so through subsidiaries that qualify as non-restricted under our public debt indentures.
     Because of the poor condition of current credit markets and AIG’s plans to continue to consider strategic alternatives for us, we may not be able to obtain additional secured financing from third parties on favorable terms, if at all. If the commercial paper and unsecured debt markets do not become available to us again, and we are unable to obtain sufficient secured financing from third parties, we will have to pursue alternative strategies, such as selling aircraft, and due to the current market conditions we may have to sell aircraft at a loss. We may also need to seek additional support from AIG, which is subject to the FRBNY’s consent. We cannot predict whether AIG can obtain the FRBNY’s consent to allow AIG to provide additional support to us.
Our Relationship with AIG
     AIG has experienced severe strain on its liquidity since the third quarter of 2008, and has been dependent on transactions with the FRBNY as its primary source of liquidity, as more fully described in AIG’s Quarterly Report on Form 10-Q for the period ended September 30, 2009. We have also become dependent on AIG as a financing source during the last year. See “Debt Financings — Loans from AIG Funding” below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
AIG Loan from the FRBNY
     AIG has a revolving credit facility and a guarantee and pledge agreement with the FRBNY. AIG’s obligations under the FRBNY Credit Agreement are guaranteed by certain AIG subsidiaries and secured by a pledge of certain assets of AIG and its subsidiaries. At September 30, 2009, we were not a guarantor of the FRBNY Credit Agreement obligations and our assets were not pledged to secure those obligations. On October 13, 2009, however, we entered into guarantee agreements under which we agreed to guarantee AIG’s repayment of the FRBNY Credit Agreement up to the aggregate outstanding loan obligations we owe to AIG Funding, which is currently $3.7 billion. See “Debt Financings—Loans from AIG Funding” below. As a subsidiary of AIG, we are also subject to covenants under the FRBNY Credit Agreement, including covenants that may, among other things, limit our ability to incur debt, encumber our assets, enter into sale-leaseback transactions, make equity or debt investments in other parties and pay distributions and dividends. AIG is required to repay the FRBNY Credit Agreement primarily from proceeds of sales of assets, including businesses. AIG is exploring divestiture opportunities for its non-core businesses and continues to consider strategic alternatives for ILFC.
AIG Going Concern Consideration
     In connection with the preparation of its quarterly report on Form 10-Q for the quarter ended September 30, 2009, AIG management assessed whether AIG has the ability to continue as a going concern. Based on the U.S. government’s continuing commitment, the recently completed transactions and the other expected transactions with the FRBNY, AIG management’s plans to stabilize its businesses and dispose of its non-core assets and other factors discussed in AIG’s Form 10-Q, and after consideration of the risks and uncertainties to such plans, AIG management indicated in the AIG quarterly report on Form 10-Q for the period ended September 30, 2009, that it believes that it will have adequate liquidity to finance and operate its businesses, execute its asset disposition plan, and continue as a going concern for at least the next twelve months. It is possible that the actual outcome of one or more of AIG management’s plans could be materially different, or that one or more of AIG management’s significant judgments or estimates about the potential effects of these risks and uncertainties could prove to be materially incorrect, or that one of the proposed transactions with the FRBNY discussed in AIG’s Form 10-Q will not be consummated or will fail to achieve its desired objectives. If one or more of these possible outcomes is realized, AIG may need additional U.S. government support to meet its obligations as they come due. If AIG is not able to continue as a going concern it will have a significant impact on our operations, including limiting our ability to issue new debt and to receive additional support from AIG.
Our Potential Sale by AIG
     AIG continues to consider strategic alternatives for ILFC. If AIG sells 51% or more of our common stock without certain lenders’ consent, it would be an event of default under our bank term loans and revolving credit agreements and would allow our lenders to declare our debt immediately due and payable. Accordingly, any such sale of us by AIG would require consideration of these credit arrangements. In addition, an event of default or declaration of acceleration under our bank term loans and revolving credit agreements could also result in an event of default under our other debt agreements, including the indentures governing our public debt. If AIG sells any portion of its equity interest in us, we would be required to prepay all amounts outstanding under the loans we entered into with AIG Funding on October 13, 2009, which are described below under “Debt Financings — Loans from AIG Funding.”
Critical Accounting Policies and Estimates
     Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically, we evaluate the estimates and judgments, including those related to revenue, depreciation, overhaul reserves, and contingencies. The estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

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
     For a detailed discussion on the application of the accounting policy for flight equipment, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. For a detailed discussion on the application of the remaining accounting policies, see “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008.
Debt Financings
     We generally fund our operations, including aircraft purchases, through available cash balances, internally generated funds, and debt financings. We borrow funds to purchase new and used flight equipment, make progress payments during aircraft construction and pay off maturing debt obligations. These funds have in the past been borrowed principally on an unsecured basis from various sources, and include both public debt and bank facilities. At September 30, 2009, we were in compliance in all material respects with the covenants in our debt agreements, including our financial covenants to maintain a maximum ratio of consolidated indebtedness to consolidated tangible net worth, a minimum fixed charge coverage ratio and a minimum consolidated tangible net worth.
     During the nine months ended September 30, 2009, we borrowed approximately $3.1 billion and $2.6 billion was provided by operating activities. The $3.1 billion borrowed included $1.1 billion borrowed under our 2004 ECA facility to fund Airbus aircraft purchases, $1.7 billion borrowed from AIG Funding to fund our other liquidity needs, including aircraft purchases and repaying our maturing commercial paper and debt obligations as they became due, and $0.3 billion of other financing arrangements. We had $446.5 million in cash and cash equivalents at September 30, 2009, excluding $290.5 million of restricted cash.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     Our debt financing was comprised of the following at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)
Public bonds and medium-term notes	$17,440,799	$19,748,541
Bank debt	7,092,000	7,558,750
ECA financings	3,125,150	2,436,296
Other secured financings (a)	157,229	—
Loans from AIG Funding	1,700,000	—
Subordinated debt	1,000,000	1,000,000

Total public, bank, intercompany, and subordinated debt	30,515,178	30,743,587
Commercial paper	—	1,752,000
Less: Deferred debt discount	(10,769)	(18,919)

Total debt financing and subordinated debt	$30,504,409	$32,476,668

Selected interest rates and ratios which include the economic effect of derivative instruments:
Composite interest rate	4.11%	4.51%
Percentage of total debt at fixed rates	60.26%	63.89%
Composite interest rate on fixed rate debt	5.47%	5.41%
Bank prime rate	3.25%	3.25%

(a)	$133.5 million of these secured financings is non-recourse to ILFC. These secured financings were incurred by either a consolidated VIE or by a wholly owned subsidiary of ILFC, each without recourse to ILFC.
     The above amounts represent the anticipated settlement of our currently outstanding debt obligations. Certain adjustments required to present currently outstanding hedged debt obligations have been recorded and presented separately on the balance sheet, including adjustments related to foreign currency hedging and interest rate hedging activities. We have eliminated the currency exposure arising from foreign currency denominated notes by hedging the notes through swaps. Foreign currency denominated debt is translated into US dollars using exchange rates as of each balance sheet date. The foreign exchange adjustment for the foreign currency denominated debt hedged with derivative contracts increased the balance by $486.1 million at September 30, 2009 and $338.1 million at December 31, 2008. Composite interest rates and percentages of total debt at fixed rates reflect the effect of derivative instruments. Our lower composite interest rate at September 30, 2009 compared to December 31, 2008 is driven by a decrease in short-term interest rates.
Public Bonds and Medium-Term Notes
     As discussed in “Liquidity” above, we currently are unable to issue debt under our existing public debt financing arrangements. The interest rate on most of our public debt currently outstanding is effectively fixed for the terms of the notes. Our existing public debt financing arrangements are an automatic shelf registration and a $7.0 billion Euro medium-term note programme as described in the table below:

	Maximum
	Offering	Sold
	(Dollars in millions)

Registration statement dated August 7, 2009 (a)	Unlimited (b)	$—

Euro Medium-Term Note Programme dated September 4, 2009 (c)(d)	$7,000	2,334

(a)	We may establish new medium-term note programs under this new shelf registration statement when the public debt markets become available to us again. If the public debt markets become available before a new program is established, we do have the ability to issue debt under the shelf registration statement in individual transactions.

(b)	As a result of our WKSI status, we have an unlimited amount of debt securities registered for sale.

(c)	We have hedged the foreign currency risk of the notes through derivatives.

(d)	This is a perpetual program. As a bond matures, the principal amount becomes available for new issuances under the program.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Bank Credit Facilities
     Revolving Credit Facilities: At September 30, 2009, we were a party to three unsecured revolving credit facilities with an original group of 35 banks for an aggregate amount of $6.5 billion, consisting of a $2.0 billion tranche that expired on October 15, 2009, a $2.0 billion tranche that expires in October 2010, and a $2.5 billion tranche that expires in October 2011. These revolving credit facilities provide for interest rates that vary according to the pricing option selected at the time of borrowing. Pricing options include a base rate, a rate ranging from 0.25% over LIBOR to 0.65% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The credit facilities are subject to facility fees, currently 0.2% of amounts available. We are currently paying the maximum fees under the facilities. The fees are based on our current credit ratings and may decrease in the event of an upgrade to our ratings. As of September 30, 2009, the maximum amount available of $6.5 billion under our revolving credit facilities was outstanding and interest was accruing on the outstanding loans with interest rates based on LIBOR ranging from 0.97% to 1.23%. The $2.0 billion tranche that matured on October 15, 2009 was repaid in full at maturity with the proceeds from the $2.0 billion loan we entered into with AIG Funding on October 13, 2009.
     Term Loans: From time to time, we enter into funded bank financing arrangements. As of September 30, 2009, $0.6 billion was outstanding under these term loan agreements, which have varying maturities through February 2012. The interest rates are based on LIBOR with spreads ranging from 0.3% to 0.4%. At September 30, 2009, the interest rates ranged from 0.59% to 0.93%.
ECA Financings
     Export Credit Facilities: We entered into ECA facilities in 1999 and 2004. The 2004 ECA facility is currently used to fund purchases of Airbus aircraft, while new financings are no longer available to us under the 1999 ECA facility. The loans made under the ECA facilities are used to fund a portion of each aircraft’s net purchase price.
     In January 1999, we entered into the 1999 ECA facility to borrow up to $4.3 billion for the purchase of Airbus aircraft delivered through 2001. We used $2.8 billion of the amount available under this facility to finance purchases of 62 aircraft. Each aircraft purchased was financed by a ten-year fully amortizing loan with interest rates ranging from 5.753% to 5.898%. The loans are guaranteed by various European ECAs. We have collateralized the debt by a pledge of the shares of a wholly-owned subsidiary that holds title to the aircraft financed under the facility. At September 30, 2009, 35 loans with an aggregate principal value of $200.3 million remained outstanding under the facility and the net book value of the related aircraft was $1.8 billion.
     In May 2004, we entered into the 2004 ECA facility, which was amended in May 2009 to allow us to borrow up to $4.6 billion for the purchase of Airbus aircraft delivered through September 30, 2010. Funds become available under this facility when the various European ECAs provide guarantees for aircraft based on a forward-looking calendar. The financing is for a ten-year fully amortizing loan per aircraft at an interest rate determined through a bid process. We have collateralized the debt by a pledge of the shares of a wholly-owned subsidiary that holds title to the aircraft financed under this facility. As of September 30, 2009, we had financed 66 aircraft using approximately $4 billion under this facility and approximately $2.9 billion was outstanding. The interest rates are either fixed or based on LIBOR. At September 30, 2009, the interest rates of the outstanding loans ranged from 0.74% to 4.71%. The net book value of the related aircraft was approximately $4 billion at September 30, 2009. As of November 6, 2009, we had approximately $682 million available under this facility.
     Under the terms of our 1999 and 2004 ECA facilities, as a result of our current long-term debt ratings, we are required to segregate security deposits and maintenance reserves for aircraft funded under the facilities into separate accounts. In addition to segregation of security deposits and maintenance reserves, under the 2004 ECA facility, our debt ratings impose the following restrictions and limitations: (i) control of the segregated accounts is transferred to the security trustee; (ii) we must receive written consent from the security trustee before we can fund Airbus aircraft deliveries under the facility; (iii) we must segregate rental payments received after July 31, 2009 into separate accounts controlled by the security trustee (segregated rental payments will be used to pay principal and interest on the outstanding debt); and (iv) we must file individual mortgages on the aircraft funded under the facility in the local jurisdictions in which the respective lessees operate. At

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
September 30, 2009, we had segregated security deposits, maintenance reserves and rental payments aggregating approximately $229 million and $61 million related to aircraft funded under the 2004 and 1999 ECA facilities, respectively. The segregated amounts will fluctuate with changes in deposits, maintenance reserves, and debt maturities related to the aircraft funded under the facilities. Since March 17, 2009, when the security trustee’s consent became required to finance aircraft purchases under the 2004 ECA facility, we have obtained consent for and financed 19 aircraft under the facility. To the extent the security trustee of the 2004 ECA facility does not allow us to fund future purchases of Airbus aircraft under the facility, we would have to locate other sources of financing to fund these purchases, as described in greater detail above under “Liquidity,” which would put additional strain on our liquidity.
     Further ratings declines could impose additional restrictions under the 1999 ECA facility, including the requirement to segregate rental payments and to receive prior consent to withdraw funds from the segregated accounts.
Loans from AIG Funding
     In March 2009 we entered into two demand note agreements aggregating $1.7 billion with AIG Funding in order to fund our liquidity needs. At September 30, 2009, interest on the notes was based on LIBOR with a floor of 3.5%. For September 2009, the interest rate on each note was 6.525%. The notes were payable upon demand, but otherwise in full upon maturity, which was the earlier of our sale by AIG or December 31, 2009. We could voluntarily prepay the notes in whole or in part at any time without penalty or premium.
     On October 13, 2009, we amended and restated the two demand note agreements with AIG Funding, including extending the maturity dates, and entered into a new $2.0 billion term loan agreement with AIG Funding. We used the proceeds from the $2.0 billion loan to repay in full our obligations under our $2.0 billion revolving credit facility that matured on October 15, 2009. Both of these loans mature on September 13, 2013 and bear interest at 3-month LIBOR plus 3.025%. The loans are due in full at maturity with no scheduled amortization. The funds for the loans were provided to AIG Funding by the FRBNY pursuant to the FRBNY Credit Agreement. As a condition of the FRBNY approving these loans, we entered into guarantee agreements to guarantee the repayment of AIG’s obligations under the FRBNY Credit Agreement up to an amount equal to the aggregate outstanding balance of the loans.
     These loans (and the related guarantees) are secured by (i) a portfolio of aircraft and all related equipment and leases, with an aggregate average appraised value as of September 30, 2009 of approximately $7.4 billion plus additional temporary collateral with an aggregate average appraised value as of September 30, 2009 of approximately $10 billion that will be released upon the perfection of certain security interests, as described below, (ii) any and all collection accounts into which rent, maintenance reserves, security deposits and other amounts owing are paid under the leases of the pledged aircraft, and (iii) the shares or other equity interests of certain subsidiaries of ours that may own or lease the pledged aircraft in the future. In the event the appraised value of the collateral held falls below certain levels, we will be forced either to prepay a portion of the term loans without penalty or premium, or to grant additional collateral.
     We are also required to prepay the loans, without penalty or premium, upon (i) the sale of an aircraft (other than upon the sale or transfer to a co-borrower under the loans) in an amount equal to 75% of the net sale proceeds, (ii) the receipt of any hull insurance, condemnation or other proceeds in respect of any event of loss suffered by a pledged aircraft in an amount equal to 75% of the net proceeds received on account thereof, and (iii) the removal of an aircraft from the collateral pool (other than in connection with the substitution of a non-pool aircraft for such removed aircraft in accordance with the terms of the loans) in an amount equal to 75% of the most recent appraised value of such aircraft. We are also required to repay the loans in full upon the occurrence of a change in control, which is defined in the loan agreements to include AIG ceasing to beneficially own 100% of our equity interests. We may voluntarily prepay the loans in part or in full at any time without penalty or premium.
     The loans contain customary affirmative and negative covenants, including restrictions on asset transfers and capital expenditures. The loans also contain customary events of default, including an event of default under the loans if an event of default occurs under the FRBNY Credit Agreement. In addition, we will be in default under the loans if the security interests of the security trustee under the loans, for the benefit of AIG Funding and the FRBNY,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
in certain aircraft pledged as collateral have not been fully perfected by December 1, 2009. The interest rate under the loans will increase to three-month LIBOR plus 6.025% if security interests in a specific pool of 96 aircraft have not been perfected by December 1, 2009. We expect to release the approximately $10 billion of temporary collateral upon perfection of the security interests of the security trustee in such 96 aircraft.
Other Secured Financing Arrangements
     In May 2009, ILFC provided $39.0 million of subordinated financing to an entity, which we have determined is a VIE of which we are the primary beneficiary. Accordingly, we consolidate the entity into our condensed consolidated financial statements. The entity used these funds and an additional $106.0 million borrowed from third parties to purchase an aircraft, which the entity leases to an airline. ILFC acts as servicer of the lease for the entity. The $106.0 million loan has two tranches. The first tranche is $82.0 million, fully amortizes over the lease term, and is non-recourse to ILFC. The second tranche is $24.0 million, partially amortizes over the lease term, and is guaranteed by ILFC. Both tranches of the loan are secured by the aircraft and the lease receivables. Both tranches have nine-year terms with interest rates based on LIBOR. At September 30, 2009, the interest rates on the $82.0 million and $24.0 million tranches were 3.411% and 5.111%, respectively. The entity entered into two interest rate cap agreements to economically hedge the related LIBOR interest rate risk in excess of 4.00%. At September 30, 2009, $103.4 million was outstanding and the net book value of the aircraft was $143.3 million.
     In June 2009, we borrowed $55.4 million through a wholly-owned subsidiary that owns one aircraft leased to an airline. The loan is non-recourse to ILFC and the loan is secured by the aircraft and the lease receivables. The interest rate on the loan is fixed at 6.58%. At September 30, 2009, $53.9 million was outstanding and the net book value of the aircraft was $95.5 million.
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
Commercial Paper and Other Short-Term Debt
     Commercial Paper: We have a $6.0 billion Commercial Paper Program and we had access to the FRBNY CPFF until January 2009. As previously discussed under “Liquidity,” we are unable to issue new commercial paper with our current short-term debt ratings and we cannot determine when the commercial paper markets may be available to us again. At September 30, 2009, we have no commercial paper outstanding.
     Other short-term financing: In April 2009, we entered into a $100.0 million 90-day promissory note agreement with a supplier in connection with the purchase of an aircraft. The interest rate was fixed at the annual rate of 5.00%. The note was paid in full on July 22, 2009, when it matured.
Derivatives
     We employ derivative products to manage our exposure to interest rates risks and foreign currency risks. We enter into derivative transactions only to economically hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements, foreign currency swap agreements and interest rate cap agreements. At September 30, 2009, all our interest rate swap and foreign currency swap agreements were designated as and accounted for as cash flow hedges and we had not designated our interest rate cap agreements as hedges.
     When interest rate and foreign currency swaps are effective as cash flow hedges, they offset the variability of expected future cash flows, both economically and for financial reporting purposes. We have historically used such instruments to effectively mitigate foreign currency and interest rate risks.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
The effect of our ability to apply hedge accounting for the swap agreements is that changes in their fair values are recorded in OCI instead of in earnings for each reporting period. As a result, reported net income will not be directly influenced by changes in interest rates and currency rates.
     The counterparty to our interest rate swaps and foreign currency swaps is AIGFP, a non-subsidiary affiliate. The swap agreements are subject to a bilateral security agreement and a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. Failure of the instruments or counterparty to perform under the derivative contracts would have a material impact on our results of operations and cash flows. The counterparty to our interest rate cap agreements is an independent third party with whom we do not have a master netting agreement. The net fair value of our derivatives was decreased by adjustments related to our counterparties’ credit risks and liquidity risks aggregating $54.3 million and $19.8 million at September 30, 2009 and December 31, 2008, respectively.
Credit Ratings
     The following table summarizes our current ratings by Fitch, Moody’s, and S&P, the nationally recognized rating agencies:

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
     Our current long-term debt ratings require us to obtain written consent from the security trustee of our 2004 ECA facility before we can fund Airbus aircraft purchases under the facility. We are also required to segregate into separate accounts security deposits and maintenance reserves under both our 1999 and 2004 ECA facilities. The most recent downgrade of our long-term debt rating by Moody’s to Baa3 on July 31, 2009 imposed the following restrictions and limitations under the 2004 ECA facility: (i) we must segregate subsequent rental payments collected under the leases; (ii) control of the segregated accounts, aggregating $229 million at September 30, 2009, transferred to the security trustee; and (iii) we must file individual mortgages on the aircraft funded under the facility in the local jurisdictions in which the respective lessees operate.
     While a ratings downgrade does not result in a default under any of our debt agreements, certain downgrades would impose additional restrictions under the 1999 ECA facility, including the requirement to segregate rental payments and to receive prior consent to withdraw funds from the segregated accounts. In addition, such a downgrade would adversely affect our ability to re-enter the unsecured debt markets, obtain new financing arrangements or renew existing arrangements, and would increase the cost of such financing arrangements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     The following table summarizes our contractual obligations at September 30, 2009:
Existing Commitments

	Commitments Due by Fiscal Year
	Total	2009		2010	2011	2012	2013	Thereafter
	(Dollars in thousands)

Public bonds and medium-term notes	$17,440,799	$893,465		$4,001,394	$4,379,802	$3,571,716	$3,541,816	$1,052,606
Bank Credit Facilities	6,500,000	2,000,000	(i)	2,000,000	2,500,000	—	—	—
Bank Term Loans	592,000	4,250		102,750	335,000	150,000	—	—
ECA Financings	3,125,150	120,387		513,202	425,185	396,138	396,138	1,274,100
Other Secured Financings	157,229	3,419		12,924	13,855	14,827	15,923	96,281
Loans from AIG Funding (i)	1,700,000	1,700,000		—	—	—	—	—
Subordinated Debt	1,000,000	—		—	—	—	—	1,000,000
Interest Payments on Debt Outstanding (a)(b)(c)	6,388,863	388,333		1,057,622	784,134	492,174	310,638	3,355,962
Operating Leases (d)(e)	74,103	2,803		11,515	11,958	12,439	12,938	22,450
Pension Obligations (f)	8,999	1,346		1,405	1,463	1,526	1,595	1,664
Tax Benefit Sharing Agreement Due to AIG	85,000	85,000		—	—	—	—	—
Purchase Commitments	13,963,100	271,200		242,700	247,600	639,400	2,277,900	10,284,300

Total	$51,035,243	$5,470,203		$7,943,512	$8,698,997	$5,278,220	$6,556,948	$17,087,363

Contingent Commitments

	Contingency Expiration by Fiscal Year
	Total	2009	2010	2011	2012	2013	Thereafter
	(Dollars in thousands)

AVGs (g).	$557,634	$—	$—	$27,841	$78,950	$96,003	$354,840

Total (h)	$557,634	$—	$—	$27,841	$78,950	$96,003	$354,840

(a)	Includes interest on loans from AIG Funding.

(b)	Future interest payments on floating rate debt are estimated using floating interest rates in effect at September 30, 2009.

(c)	Includes the effect of interest rate and foreign currency derivative instruments.

(d)	Excludes fully defeased aircraft sale-lease back transactions.

(e)	Minimum rentals have not been reduced by minimum sublease rentals of $8,258 receivable in the future under non-cancellable subleases.

(f)	Our pension obligations are part of intercompany expenses, which AIG allocates to us on an annual basis. The amount is an estimate of such allocation. The column “2009” consists of total estimated allocations for 2009 and the column “Thereafter” consists of the 2014 estimated allocation. The amount allocated has not been material to date.

(g)	From time to time, we participate with airlines, banks and other financial institutions in the financing of aircraft by providing asset guarantees, put options, or loan guarantees collateralized by aircraft. As a result, should we be called upon to fulfill our obligations, we would have recourse to the value of the underlying aircraft.

(h)	Excluded from total contingent commitments are $148.6 million of uncertain tax liabilities. The future cash flows to these liabilities are uncertain and we are unable to make reasonable estimates of the outflows.

(i)	The $2.0 billion bank credit facility was repaid in October 2009 on its maturity date with proceeds from a $2.0 billion loan from AIG Funding. This loan is in addition to the $1.7 billion already owed to AIG Funding that is shown in the table above. The outstanding loans totaling $1.7 billion were also amended and restated in October 2009. The loans from AIG Funding aggregating $3.7 billion now all mature in September 2013.

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
Results of Operations
Three Months Ended September 30, 2009 Versus 2008
     Revenues from rentals of flight equipment increased 6.9% to $1,354.8 million for the three months ended September 30, 2009 from $1,267.5 million for the same period in 2008. The number of aircraft in our fleet increased to 991 at September 30, 2009, compared to 950 at September 30, 2008. Revenues from rentals of flight equipment increased by (i) $81.9 million due to the addition of new aircraft to our fleet after September 30, 2008, and aircraft in our fleet as of September 30, 2008 that earned revenue for a greater number of days during the three-month period ended September 30, 2009 than during the same period in 2008 and (ii) $31.2 million due to an increase in the number of leases containing overhaul provisions and an increase in the aggregate hours flown on which we collect overhaul revenue. These revenue increases were partially offset by (i) a $15.6 million decrease due to lower lease rates on aircraft in our fleet during both periods, that were re-leased or had lease rates change between the two periods; (ii) an $8.1 million decrease due to lost revenue relating to aircraft in transition between lessees primarily resulting from repossessions of aircraft; and (iii) a $2.1 million decrease related to aircraft in service during the three months ended September 30, 2008, and sold prior to September 30, 2009.
     Two aircraft in our fleet were not subject to a signed lease agreement or a signed letter of intent at September 30, 2009, one of which was subsequently leased.
     In addition to our leasing operations, we engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment and other marketing services on a principal and commission basis. We incurred a loss of $18.9 million from flight equipment marketing for the three months ended September 30, 2009, compared to revenues of $5.8 million for the same period in 2008. The loss incurred for the three months ended September 30, 2009, was due to the conversion of three operating leases into sales-type leases. We sold four aircraft, three of which were the aircraft accounted for as sales-type leases, during the three months ended September 30, 2009, compared to two aircraft sold during the same period in 2008.
     Interest and other revenue decreased to $11.3 million for the three months ended September 30, 2009, compared to $25.7 million for the same period in 2008 due to (i) an $11.3 million decrease in forfeitures of security deposits due to lessees’ non-performance under leases; (ii) a $5.8 million decrease in revenues from consolidated VIEs, principally due to disposition of aircraft components; (iii) a $5.0 million decrease in interest revenue directly related to customers paying down principal balances of Notes receivable and net investment in finance and sales-type leases and a decrease in interest rates; (iv) a $2.2 million decrease in bankruptcy settlements received related to lessees who had previously filed for bankruptcy protection; and (v) other minor fluctuations aggregating a net decrease of $0.1 million. The decreases were offset by a $10.0 million increase in foreign currency exchange gains, net of losses.
     Interest expense decreased to $332.8 million for the three months ended September 30, 2009, compared to $394.4 million for the same period in 2008 as a result of a decrease in our composite interest rate and a decrease in average debt outstanding (excluding the effect of debt discount and foreign exchange adjustments) to $31.1 billion during the three months ended September 30, 2009, compared to $32.7 billion during the same period in 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     Our composite borrowing rates in the third quarters of 2009 and 2008, which include the effect of derivatives, were as follows:

	2009	2008	(Decrease)
Beginning of Quarter	4.25%	4.74%	(0.49)%
End of Quarter	4.11%	5.01%	(0.90)%
Average	4.18%	4.88%	(0.70)%
     We recorded income of $8.9 million for the three months ended September 30, 2009, compared to $0.1 million for the same period in 2008 primarily related to ineffectiveness of derivatives designated as cash flow hedges. In addition, for the three months ended September 30, 2008, we recorded an out-of-period adjustment resulting in a $51.2 million decrease in expenses relating to CVA and MVA of our cash flow hedges. The adjustment had been recorded as a charge for the six months ended June 30, 2008. (See Note A and Note E of Notes to Condensed Consolidated Financial Statements.)
     Depreciation of flight equipment increased 5.2% to $499.7 million for the three months ended September 30, 2009, compared to $475.1 million for the same period in 2008 due to the addition of new aircraft to our leased fleet, which increased the total cost of the fleet.
     Provision for overhauls increased to $90.9 million for the three months ended September 30, 2009, compared to $75.3 million for the same period in 2008 due to (i) an increase in the number of leases with overhaul provisions and (ii) an increase in the aggregate number of hours flown. We collect overhaul revenue on the aggregate number of hours flown and an increase in hours flown result in an increase in the estimated future reimbursements.
     Flight equipment rent expense relates to two sale-leaseback transactions.
     Selling, general and administrative expenses decreased to $47.3 million for the three months ended September 30, 2009, compared to $51.7 million for the same period in 2008 due to (i) a $4.3 million decrease in expenses allocated from AIG and (ii) other minor decreases aggregating $0.1 million.
     Our effective tax rate for the quarter ended September 30, 2009 decreased slightly to 35.5% from 35.7% for the same period in 2008. Our effective tax rate continues to be impacted by minor permanent items and interest accrued on uncertain tax positions and prior period audit adjustments. Our reserve for uncertain tax positions increased by $2.9 million for the three-month period ended September 30, 2009, due to the continued uncertainty of tax benefits related to the Foreign Sales Corporation and Extraterritorial Income regimes, the benefits of which, if realized, would have a significant impact on our effective tax rate.
     Other comprehensive income was $10.4 million for the three months ended September 30, 2009 compared to a loss of $75.2 million for the same period in 2008. This change was primarily due to changes in the market value on derivatives qualifying for and designated as cash flow hedges, which includes a credit of $26.2 million and a charge of $142.0 million to OCI relating to CVA and MVA for the three-month periods ended September 30, 2009 and 2008, respectively. As discussed in Note A to our condensed consolidated financial statements, the $142.0 million charge to OCI for the three months ended September 30, 2008, includes an out-of-period adjustment in the amount of $51.2 million related to CVA and MVA. The adjustment was credited to income and charged to OCI.
Nine Months Ended September 30, 2009 Versus 2008
     Revenues from rentals of flight equipment increased 5.5% to $3,915.1 million for the nine months ended September 30, 2009 from $3,712.8 million for the same period in 2008. The number of aircraft in our fleet increased to 991 at September 30, 2009, compared to 950 at

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
September 30, 2008. Revenues from rentals of flight equipment increased (i) $248.5 million due to the addition of new aircraft to our fleet after September 30, 2008, and aircraft in our fleet as of September 30, 2008 that earned revenue for a greater number of days during the nine-month period ended September 30, 2009 than during the same period in 2008; (ii) a $16.4 million increase related to an increase in the number of leases containing overhaul provisions and an increase in the aggregate hours flown on which we collect overhaul revenue; and (iii) $7.0 million due to lower charges taken related to the early termination of six lease agreements in 2009 compared to ten lease agreements in 2008. These revenue increases were partially offset by (i) a $33.1 million decrease due to lost revenue relating to aircraft in transition between lessees primarily resulting from repossessions of aircraft from airlines who filed for bankruptcy protection or ceased operations; (ii) a $21.2 million decrease due to lower lease rates on aircraft in our fleet during both periods, that were re-leased or had lease rates changes between the two periods; and (iii) a $15.3 million decrease related to aircraft in service during the nine months ended September 30, 2008, and sold prior to September 30, 2009.
     Two aircraft in our fleet were not subject to a signed lease agreement or a signed letter of intent at September 30, 2009, one of which was subsequently leased.
     In addition to our leasing operations, we engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment and other marketing services on a principal and commission basis. We incurred a loss of $8.3 million from flight equipment for the nine months ended September 30, 2009, compared to revenues of $45.0 million for the same period in 2008. The loss incurred for the nine months ended September 30, 2009 was due to the conversion of three operating leases into sales-type leases. We sold six aircraft, three of which were the aircraft accounted for as sales-type leases, during the nine months ended September 30, 2009, compared to ten aircraft and one engine sold during the same period in 2008.
     Interest and other revenue decreased to $48.7 million for the nine months ended September 30, 2009, compared to $69.4 million for the same period in 2008 due to (i) a $10.4 million decrease in forfeitures of security deposits due to lessees’ non-performance under leases; (ii) an $8.1 million decrease in bankruptcy settlements received related to lessees who had previously filed for bankruptcy protection; (iii) a $7.5 million decrease in interest revenue directly related to customers paying down principal balances of Notes receivable and net investment in finance and sales-type leases and a decrease in interest rates; (iv) a $6.2 million decrease in revenues from consolidated VIEs, principally due to disposition of aircraft components; and (v) other minor fluctuations aggregating a net decrease of $2.9 million. The decreases were offset by (i) a $5.4 million increase in proceeds received in excess of book value related to a loss of an aircraft; and (ii) a $9.0 million increase in foreign currency exchange gains, net of losses.
     Interest expense decreased to $1,041.4 million for the nine months ended September 30, 2009, compared to $1,140.9 million for the same period in 2008 as a result of a decrease in our composite interest rate and a decrease in average debt outstanding (excluding the effect of debt discount and foreign exchange adjustments) to $31.5 billion during the nine months ended September 30, 2009, compared to $32.3 billion during the same period in 2008.
     Our composite borrowing rates for the nine months ended September 30, 2009 and 2008, which include the effect of derivatives, were as follows:

	2009	2008	(Decrease)
Beginning of Nine Months	4.51%	5.16%	(0.65)%
End of Nine Months	4.11%	5.01%	(0.90)%
Average	4.31%	5.08%	(0.77)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     We recorded income of $13.2 million for the nine months ended September 30, 2009, compared to a charge of $7.4 million for the same period 2008 primarily related to ineffectiveness of derivatives designated as cash flow hedges.
     Depreciation of flight equipment increased 5.1% to $1,460.6 million for the nine months ended September 30, 2009, compared to $1,389.3 million for the same period in 2008 due to the addition of new aircraft to our leased fleet, which increased the total cost of the fleet.
     Provision for overhauls increased to $234.3 million for the nine months ended September 30, 2009, compared to $226.1 million for the same period in 2008 due to (i) an increase in the number of leases with overhaul provisions and (ii) an increase in the aggregate number of hours flown. We collect overhaul revenue on the aggregate number of hours flown and an increase in hours flown result in an increase in the estimated future reimbursements.
     Flight equipment rent expense relates to two sale-leaseback transactions.
     Selling, general and administrative expenses increased to $158.7 million for the nine months ended September 30, 2009, compared to $136.6 million for the same period in 2008 due to (i) a $13.0 million increase in salary and employee related expenses including accrued and unpaid performance, incentive, and retention bonuses; (ii) a $12.2 million increase in operating expenses to support the growth of our fleet; and (iii) a $7.5 million charge related to an aircraft that was classified as an aircraft held for sale in the first quarter of 2009 and was subsequently sold. These increases were partially offset by (i) a 2008 write down of notes receivable of $4.5 million that did not reoccur in the current period; (ii) a $3.0 million decrease in expenses related to consolidated VIEs; (iii) a $2.8 million decrease in expenses allocated from AIG; and (iv) other minor decreases aggregating $0.3 million.
     Our effective tax rate for the nine months ended September 30, 2009 decreased slightly to 35.3% from 35.6% for the same period in 2008. Our effective tax rate continues to be impacted by minor permanent items and interest accrued on uncertain tax positions and prior period audit adjustments. Our reserve for uncertain tax positions increased by $27.1 million for the nine-month period ended September 30, 2009, due to the continued uncertainty of tax benefits related to the Foreign Sales Corporation and Extraterritorial Income regimes, the benefits of which, if realized, would have a significant impact on our effective tax rate.
     Other comprehensive income was $0.3 million for the nine months ended September 30, 2009 compared to a loss of $81.4 million for the same period in 2008. This change was primarily due to changes in the market value on derivatives qualifying for and designated as cash flow hedges, which includes a $26.2 million credit and a $34.2 million charge to OCI relating to CVA and MVA in the calculation of fair value of our derivative instruments for the nine-month periods ended September 30, 2009 and 2008, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Value at Risk
     Measuring potential losses in fair values is performed through the application of various statistical techniques. One such technique is VaR, a summary statistical measure that uses historical interest rates, foreign currency exchange rates and equity prices and which estimates the volatility and correlation of these rates and prices to calculate the maximum loss that could occur over a defined period of time given a certain probability.
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
     We calculate the VaR with respect to the net fair value by using historical scenarios. This methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical information for interest rates and foreign exchange rates were used to construct the historical scenarios at September 30, 2009, and December 31, 2008. For each scenario, each financial instrument is re-priced. Scenario values for us are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum adverse deviation in net fair value incurred under these scenarios with 95% confidence (i.e. only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period is assumed in computing the VaR figure. The table below presents the average, high and low VaRs on a combined basis and of each component of market risk for us for the periods ended September 30, 2009 and December 31, 2008. Total VaR for ILFC decreased from the fourth quarter of 2008 to the third quarter of 2009 due to a decrease in interest rates offset by an increase in volatility of interest rates.

	ILFC Market Risk
	Nine Months Ended			Year Ended
	September 30, 2009			December 31, 2008
	(Dollars in millions)
	Average	High	Low	Average	High	Low
Combined	$38.2	$41.6	$35.9	$53.2	$96.2	$36.1
Interest Rate	38.2	41.7	36.2	53.7	97.6	36.5
Currency	0.4	0.7	0.1	1.0	1.6	0.7

ITEM 4T. CONTROLS AND PROCEDURES
(A) Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to our management, including the Chairman of the Board and Chief Executive Officer and the Vice Chairman and Chief Financial Officer (collectively, the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Certifying Officers, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
     We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a — 15(e) and 15d — 15(e) of the Securities Exchange Act of 1934 as of September 30, 2009. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2009.
     Variable Interest Entities: We have consolidated into our Condensed Consolidated Financial Statements, financial information related to certain VIEs. Our assessment of disclosure controls and procedures, as described above, includes the VIEs. Each of the VIEs has a discrete number of assets and liabilities and we, as lender and guarantor to the VIEs, have been provided sufficient information to conclude that our procedures with respect to these VIEs are effective in providing reasonable assurance that the information required to be disclosed by us relating to these entities is reconciled, processed, summarized and reported within the periods specified by the Securities and Exchange Commission. However, management has been unable to assess the effectiveness of internal controls at those entities due to our inability to dictate or modify the control over financial reporting of those entities, or to assess those controls.
(B) Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the three months ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Flash Airlines: We are named in lawsuits in connection with the January 3, 2004 crash of our Boeing 737-300 aircraft on lease to Flash Airlines, an Egyptian carrier. These lawsuits were filed by the families of victims on the flight and seek unspecified damages for wrongful death, costs and fees. The initial lawsuit was filed in May 2004 in California, and subsequent lawsuits were filed in California and Arkansas. All cases filed in the U.S. were dismissed on the grounds of forum non conveniens and transferred to the French Tribunal de Grande Instance civil court in either Bobigny or Paris. The Bobigny plaintiffs challenged French jurisdiction, whereupon the French civil court decided to retain jurisdiction, on appeal the Paris Court of Appeal reversed, and on appeal the French Cour de Cassation elected to defer its decision pending a trial on the merits. We believe we are adequately covered in these cases by the liability insurance policies carried by Flash Airlines and we have substantial defenses to these actions. We do not believe that the outcome of these lawsuits will have a material effect on our consolidated financial condition, results of operations or cash flows.
     Krasnoyarsk Airlines: We leased a 757-200ER aircraft to a Russian airline, KrasAir, which is now the subject of a Russian bankruptcy-like proceeding. The aircraft lease was assigned to another Russian carrier, Air Company “Atlant-Soyuz” Incorporated, which defaulted under the lease. In the first quarter of 2009, we were informed that the Russian customs authority had seized the aircraft during a time frame we believe to be late 2008. The aircraft was seized on the basis of certain alleged violations by KrasAir with respect to the import of the aircraft, including the import type and customs fees owed. The Russian customs authority filed a case in April 2009 in the general jurisdiction court in Krasnoyarsk, Russia seeking an order permitting it to confiscate the aircraft due to these alleged violations. Shortly after the lawsuit was filed, we intervened in the lawsuit in order to protect our ownership rights and informed the insurance underwriters under KrasAir’s, Atlant-Soyuz’s, and our insurance policies of this matter. In the second quarter of 2009, the court decided that the seizure of the aircraft by the Russian customs authority was improper and denied the Russian customs authority’s request to confiscate the aircraft. Also in the second quarter of 2009, another Russian airline signed a lease for the aircraft. The aircraft was returned to us by the Russian customs authority and is currently undergoing maintenance in Moscow, Russia and we are currently negotiating a resolution of all customs-related issues with the Russian customs authority. We cannot predict what the outcome of this matter will be, but we do not believe that it will be material to our consolidated financial position, results of operations or cash flows.
     Estate of Volare Airlines: In November 2004, Volare, an Italian airline, filed for bankruptcy in Italy. Prior to Volare’s bankruptcy, we leased to Volare through wholly-owned subsidiaries two A320-200 aircraft and four A330-200 aircraft. In addition, we managed the lease to Volare by an entity that is a related party to us of one A330-200 aircraft. In October 2009, the Volare bankruptcy receiver filed a claim in an Italian court in the amount of €29,592,209.92 against us and our related party for the return to the Volare estate of all payments made by it to us and our related party in the year prior to Volare’s bankruptcy filing. We have engaged Italian counsel to represent us and intend to defend this matter vigorously. We cannot predict the outcome of this matter, but we do not believe that it will be material to our consolidated financial position, results of operations or cash flows.
     We are also a party to various claims and litigation matters arising in the ordinary course of our business. We do not believe the outcome of any of these matters will be material to our consolidated financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS
     Our business is subject to numerous risks and uncertainties, as described below and under “Part I — Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and under “Part II — Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and elsewhere in this report.

PART II. OTHER INFORMATION (CONTINUED)
     We operate as a supplier and financier to airlines. The risks affecting our airline customers are generally out of our control and impact our customers to varying degrees. As a result, we are indirectly impacted by all the risks facing airlines today. Our customers’ ability to compete effectively in the market place and manage these risks has a direct impact on us and our operating results.
     The following risk factors update certain significant factors that may affect our business and operations described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2009 and June 30, 2009 for recent developments:
•	Other Risks — Key Personnel
     Our senior management’s reputation and relationships with lessees and sellers of aircraft are a critical element of our business. On October 22, 2009, the Office of the Special Master for TARP Executive Compensation issued a Determination Memorandum to AIG with respect to AIG’s compensation of its 25 most highly compensated employees, as described in AIG’s Form 8-K filed on October 23, 2009. The Determination Memorandum sets significant new restrictions on compensation for covered employees and a number of our employees are covered, or may become covered, by these initiatives. The significant restrictions and limitations on compensation imposed on us may adversely affect our ability to retain and motivate our highest performing employees. The inability by us to retain and motivate our highest performing employees may impact our ability to conduct business.
•	Liquidity Risk
     As of the date of this report, we are unable to access the commercial paper and unsecured debt markets and the maximum amount available under our senior revolving credit facilities is outstanding. We increased the total amount available under our 2004 ECA facility by $1.0 billion in May 2009 and at November 6, 2009, we had approximately $682 million available under that facility to use for purchases of Airbus aircraft, provided we receive consent from the security trustee, as required due to our current long-term debt ratings.
     We cannot determine when the commercial paper or unsecured debt markets may be available to us again. We are therefore currently seeking other ways to fund our purchase commitments of aircraft and maturing debt obligations, including through secured financings and additional support from AIG. In March 2009, we borrowed $1.7 billion from AIG Funding to assist in funding our liquidity needs. On October 13, 2009, we amended and restated these existing loans and entered into a new $2.0 billion credit agreement with AIG Funding to repay our obligations under our $2.0 billion revolving credit agreement that matured on October 15, 2009. These term loans are secured by a portfolio of aircraft and other assets related to the pledged aircraft. See “Debt Financings—Loans from AIG Funding” for additional information on these loans. We also entered into secured financings with respect to two aircraft during the second quarter of 2009. Under our existing debt agreements, we and our subsidiaries are permitted to incur secured indebtedness totaling up to 12.5% of consolidated net tangible assets, as defined in the debt agreements, which is currently approximately $5 billion. Therefore, we can currently enter into additional secured financings totaling approximately $1.3 billion under our existing debt agreements. Furthermore, it may be possible, subject to receipt of any required consents under the FRBNY Credit Agreement and our bank facilities and term loans, for us to obtain secured financing without regard to the 12.5% consolidated net tangible asset limit referred to above (but subject to certain other limitations) by doing so through subsidiaries that qualify as non-restricted under our public debt indentures.
     Because of the poor condition of current credit markets and AIG’s announced plans to sell us, we may not be able to obtain secured financing from third parties on favorable terms, if at all. We may need to seek additional funding from AIG, which funding would be subject to the consent of the FRBNY. We cannot predict whether AIG can obtain the FRBNY’s consent to allow AIG to provide additional support

PART II. OTHER INFORMATION (CONTINUED)
to us. If we are not able to obtain secured financing or additional support from AIG, we will have to pursue alternative strategies, such as selling aircraft, and due to the current market conditions we may have to sell aircraft at a loss. If we are unable to raise sufficient cash from these strategies, we may be unable to meet debt obligations as they become due. Further, we may not be able to meet our aircraft purchase commitments as they become due, which could expose us to breach of contract claims by our lessees and manufacturers.
•	Credit Ratings Downgrade Risk
     Our ability to access unsecured debt markets and other financing sources is, in part, dependent on our maintaining investment grade credit ratings. In addition to affecting the availability of unsecured financing, credit ratings also directly impact our cost of financing. Since September 2008, we have experienced downgrades in our credit ratings or outlooks by the three major nationally recognized statistical rating organizations. These credit rating downgrades, combined with externally generated volatility, have resulted in our being unable to access unsecured debt markets and unattractive funding costs in the private debt markets.
     Additionally, as a result of our current long-term debt ratings, we are required to segregate security deposits and maintenance reserves for aircraft funded under the 1999 and 2004 ECA facilities into separate accounts. Under the 2004 ECA facility, the following additional restrictions and limitations are imposed: (i) control of the segregated accounts is transferred to the security trustee; (ii) we must receive written consent from the security trustee before we can fund Airbus aircraft deliveries under the facility; (iii) we must segregate rental payments received after July 31, 2009 into separate accounts controlled by the security trustee (segregated rental payments will be used to pay principal and interest on the outstanding debt); and (iv) we must file individual mortgages on the aircraft funded under the facility in the local jurisdictions in which the respective lessees operate. At September 30, 2009, we had segregated security deposits, maintenance reserves and rental payments aggregating approximately $229 million and $61 million related to aircraft funded under the 2004 and 1999 ECA facilities, respectively.
     We do not anticipate improvement in our credit ratings until there is clarity related to our ownership structure. Further ratings downgrades could increase our borrowing costs, prevent us from regaining access to the unsecured debt markets, impose additional restrictions on us under our 1999 ECA Facility, and make it more difficult for us to borrow under the 2004 ECA Facility.
•	Restrictive Covenants on Our Operations
     AIG experienced liquidity issues beginning in the third quarter of 2008 and on September 22, 2008, AIG entered into a credit facility and a guarantee and pledge agreement with the FRBNY. As a subsidiary of AIG, we are subject to the covenants under the FRBNY Credit Agreement. Additionally, on October 13, 2009, we entered into two credit agreements with AIG Funding that also contain restrictive covenants. The covenants in these credit agreements restrict, among other things, our ability to:
•	incur debt;

•	encumber our assets;

•	dispose of certain assets;

•	enter into sale-leaseback transactions;

•	make equity or debt investments in other parties;

•	make capital expenditures; and

•	pay dividends and distributions.
     These covenants may affect our ability to operate and finance our business as we deem appropriate.

PART II. OTHER INFORMATION (CONTINUED)
     For a detailed discussion of risk factors affecting us, see “Part I — Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and “Part II — Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
ITEM 5. OTHER INFORMATION
a)	During the three months ended September 30, 2009, changes were made to our board of directors. As of the date of this quarterly report, our directors are as follows:

Name	Title
Steven F. Udvar-Hazy	Chairman of the Board and Chief Executive Officer
John L. Plueger	President, Chief Operating Officer and Director
Alan H. Lund	Vice Chairman, Chief Financial Officer and Director
Leslie L. Gonda	Chairman of the Executive Committee and Director
William N. Dooley	Director
Robert A. Gender	Director
Louis L. Gonda	Director
David L. Herzog	Director
Alain Karaoglan	Director
Alan M. Pryor	Director
Douglas M. Steenland	Director
ITEM 6. EXHIBITS
a)	Exhibits
3.1	Restated Articles of Incorporation of the Company (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).

3.2	Amended and Restated By-laws of the Company, as adopted on September 22, 2009.

4.1	The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.

10.1	$2,000,000,000 Credit Agreement dated as of October 13, 2009, among International Lease Finance Corporation, certain subsidiaries of International Lease Finance Corporation named therein, AIG Funding, Inc., as lender, and Wells Fargo Bank Northwest, National Association, as security trustee (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (filed as an exhibit to the Form 8-K filed on October 19, 2009 and incorporated herein by reference).

10.2	$1,700,000,000 Amended and Restated Credit Agreement dated as of October 13, 2009, among International Lease Finance Corporation, certain subsidiaries of International Lease Finance Corporation named therein, AIG Funding, Inc., as lender, and Wells Fargo Bank Northwest, National Association, as security trustee (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (filed as an exhibit to the Form 8-K filed on October 19, 2009 and incorporated herein by reference).

10.3	First Lien Borrower Party Guarantee Agreement dated as of October 13, 2009, among International Lease Finance Corporation and certain subsidiaries of International Lease Finance Corporation named therein for the benefit of the Federal Reserve Bank of New York (filed as an exhibit to the Form 8-K filed on October 19, 2009 and incorporated herein by reference).

10.4	Third Lien Borrower Party Guarantee Agreement dated as of October 13, 2009, among International Lease Finance Corporation and certain subsidiaries of International Lease Finance Corporation named therein for the benefit of the Federal Reserve Bank of New York (filed as an exhibit to the Form 8-K filed on October 19, 2009 and incorporated herein by reference).

12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

PART II. OTHER INFORMATION (CONTINUED)
31.1	Certification of Chairman of the Board and Chief Executive Officer.

31.2	Certification of Vice Chairman and Chief Financial Officer.

32.1	Certification under 18 U.S.C., Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL LEASE FINANCE CORPORATION
November 6, 2009	/S/ Steven F. Udvar-Hazy
STEVEN F. UDVAR-HAZY
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

November 6, 2009	/S/ Alan H. Lund
ALAN H. LUND
Vice Chairman and Chief Financial Officer (Principal Financial Officer)

November 6, 2009	/S/ Kurt H. Schwarz
KURT H. SCHWARZ
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit No.

3.1	Restated Articles of Incorporation of the Company (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).

3.2	Amended and Restated By-laws of the Company, as adopted on September 22, 2009.

4.1	The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.

10.1	$2,000,000,000 Credit Agreement dated as of October 13, 2009, among International Lease Finance Corporation, certain subsidiaries of International Lease Finance Corporation named therein, AIG Funding, Inc., as lender, and Wells Fargo Bank Northwest, National Association, as security trustee (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (filed as an exhibit to the Form 8-K filed on October 19, 2009 and incorporated herein by reference).

10.2	$1,700,000,000 Amended and Restated Credit Agreement dated as of October 13, 2009, among International Lease Finance Corporation, certain subsidiaries of International Lease Finance Corporation named therein, AIG Funding, Inc., as lender, and Wells Fargo Bank Northwest, National Association, as security trustee (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (filed as an exhibit to the Form 8-K filed on October 19, 2009 and incorporated herein by reference).

10.3	First Lien Borrower Party Guarantee Agreement dated as of October 13, 2009, among International Lease Finance Corporation and certain subsidiaries of International Lease Finance Corporation named therein for the benefit of the Federal Reserve Bank of New York (filed as an exhibit to the Form 8-K filed on October 19, 2009 and incorporated herein by reference).

10.4	Third Lien Borrower Party Guarantee Agreement dated as of October 13, 2009, among International Lease Finance Corporation and certain subsidiaries of International Lease Finance Corporation named therein for the benefit of the Federal Reserve Bank of New York (filed as an exhibit to the Form 8-K filed on October 19, 2009 and incorporated herein by reference).

12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chairman of the Board and Chief Executive Officer.

31.2	Certification of Vice Chairman and Chief Financial Officer.

32.1	Certification under 18 U.S.C., Section 1350.