Form 10-Q/A
period 2009-09-30
INTERNATIONAL LEASE FINANCE CORP
filed 2009-11-10
CIK 714311

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

Explanatory Note
     This Amendment No. 1 on Form 10-Q/A amends International Lease Finance Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, as filed with the Securities and Exchange Commission on November 9, 2009 (the “Original Filing”). This Amendment No. 1 is being filed solely to include the Amended and Restated By-laws of International Lease Finance Corporation that was listed as an exhibit to, but was inadvertently omitted from, the Original Filing. The Amended and Restated By-laws are filed herewith as Exhibit 3.2. We are not amending any other part of the Original Filing. This Amendment No. 1 does not amend or update any other information set forth in the Original Filing. Under the SEC rules, the amendment must speak as of its date and not an earlier date.
     In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as Exhibits 31.1 and 31.2.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
AMENDMENT NO. 1 ON FORM 10-Q/A

Part II. Other Information

Item 6. Exhibits	4

Signatures	5
Exhibit 3.2
Exhibit 31.1
Exhibit 31.2

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS
a)	Exhibits
3.1	Restated Articles of Incorporation of the Company (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).

3.2	Amended and Restated By-laws of the Company, as adopted on September 22, 2009.

4.1	The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.

10.1	$2,000,000,000 Credit Agreement dated as of October 13, 2009, among International Lease Finance Corporation, certain subsidiaries of International Lease Finance Corporation named therein, AIG Funding, Inc., as lender, and Wells Fargo Bank Northwest, National Association, as security trustee (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (filed as an exhibit to the Form 8-K filed on October 19, 2009 and incorporated herein by reference).

10.2	$1,700,000,000 Amended and Restated Credit Agreement dated as of October 13, 2009, among International Lease Finance Corporation, certain subsidiaries of International Lease Finance Corporation named therein, AIG Funding, Inc., as lender, and Wells Fargo Bank Northwest, National Association, as security trustee (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (filed as an exhibit to the Form 8-K filed on October 19, 2009 and incorporated herein by reference).

10.3	First Lien Borrower Party Guarantee Agreement dated as of October 13, 2009, among International Lease Finance Corporation and certain subsidiaries of International Lease Finance Corporation named therein for the benefit of the Federal Reserve Bank of New York (filed as an exhibit to the Form 8-K filed on October 19, 2009 and incorporated herein by reference).

10.4	Third Lien Borrower Party Guarantee Agreement dated as of October 13, 2009, among International Lease Finance Corporation and certain subsidiaries of International Lease Finance Corporation named therein for the benefit of the Federal Reserve Bank of New York (filed as an exhibit to the Form 8-K filed on October 19, 2009 and incorporated herein by reference).

12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).

31.1	Certification of Chairman of the Board and Chief Executive Officer.

31.2	Certification of Vice Chairman and Chief Financial Officer.

32.1	Certification under 18 U.S.C., Section 1350 (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.
INTERNATIONAL LEASE FINANCE CORPORATION

November 9, 2009	/s/ Steven F. Udvar-Hazy
STEVEN F. UDVAR-HAZY
Chairman of the Board and Chief Executive Officer

November 9, 2009	/s/ Alan H. Lund
ALAN H. LUND
Vice Chairman, Chief Financial Officer and Chief Accounting Officer

November 9, 2009	/s/ Kurt H. Schwarz
KURT H. SCHWARZ
Senior Vice President, Chief Accounting Officer and Controller

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit No.

3.1	Restated Articles of Incorporation of the Company (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).

3.2	Amended and Restated By-laws of the Company, as adopted on September 22, 2009.

4.1	The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.

10.1	$2,000,000,000 Credit Agreement dated as of October 13, 2009, among International Lease Finance Corporation, certain subsidiaries of International Lease Finance Corporation named therein, AIG Funding, Inc., as lender, and Wells Fargo Bank Northwest, National Association, as security trustee (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (filed as an exhibit to the Form 8-K filed on October 19, 2009 and incorporated herein by reference).

10.2	$1,700,000,000 Amended and Restated Credit Agreement dated as of October 13, 2009, among International Lease Finance Corporation, certain subsidiaries of International Lease Finance Corporation named therein, AIG Funding, Inc., as lender, and Wells Fargo Bank Northwest, National Association, as security trustee (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (filed as an exhibit to the Form 8-K filed on October 19, 2009 and incorporated herein by reference).

10.3	First Lien Borrower Party Guarantee Agreement dated as of October 13, 2009, among International Lease Finance Corporation and certain subsidiaries of International Lease Finance Corporation named therein for the benefit of the Federal Reserve Bank of New York (filed as an exhibit to the Form 8-K filed on October 19, 2009 and incorporated herein by reference).

10.4	Third Lien Borrower Party Guarantee Agreement dated as of October 13, 2009, among International Lease Finance Corporation and certain subsidiaries of International Lease Finance Corporation named therein for the benefit of the Federal Reserve Bank of New York (filed as an exhibit to the Form 8-K filed on October 19, 2009 and incorporated herein by reference).

12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).

31.1	Certification of Chairman of the Board and Chief Executive Officer.

31.2	Certification of Vice Chairman and Chief Financial Officer.

32.1	Certification under 18 U.S.C., Section 1350 (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).