Form 10-K
period 2009-12-31
INTERNATIONAL LEASE FINANCE CORP
filed 2010-03-01
CIK 714311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

As of June 30, 2009 and February 26, 2010, there were 45,267,723 shares of Common Stock, no par value, outstanding, all of which were held by affiliates.

Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

INTERNATIONAL LEASE FINANCE CORPORATION

2009 FORM 10-K ANNUAL REPORT

PART I

Item 1.  Business

General

International Lease Finance Corporation’s (the “Company,” “ILFC,” “management,” “we,” “our,” “us”) primary business operation has historically been to acquire new commercial jet aircraft from The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”) and lease those aircraft to airlines throughout the world. Until we have addressed our current financial position, we will likely not pursue any new aircraft purchases over and above our current contracted deliveries. We will continue to lease our existing fleet and provide fleet management services to investors and/or owners of aircraft portfolios for a management fee. In addition to our leasing and fleet management activities, at times we sell aircraft from our leased aircraft fleet to other leasing companies, financial services companies, and airlines and remarket and sell aircraft owned by others for a fee. We have also provided asset value guarantees and a limited number of loan guarantees to buyers of aircraft or to financial institutions for a fee.

As of December 31, 2009, we owned 993 jet aircraft, had 11 additional aircraft in the fleet classified as finance and sales-type leases and provided fleet management services for 99 aircraft. See “Item 2. Properties — Flight Equipment.” At December 31, 2009, we had contracted with Boeing and Airbus to purchase 120 new aircraft, all negotiated in U.S. dollars, for delivery through 2019 with an estimated purchase price of $13.7 billion. See “Item 2. Properties — Commitments.”

We maintain a variety of flight equipment to provide a strategic mix and balance so as to meet our customers’ needs and to maximize our opportunities. To minimize the time that our aircraft are not leased to customers, we have concentrated our aircraft purchases on models of new and used aircraft which we believe will have the greatest airline demand and operational longevity. To date, we have been able to purchase aircraft on terms which have permitted us to lease our aircraft portfolio at a profit.

We have generally financed our aircraft purchases through available cash balances, internally generated funds and debt financings. A combination of the challenges facing our parent, American International Group, Inc. (“AIG”), the downgrades in our credit ratings by the rating agencies, and the turmoil in the credit markets has severely limited our ability to access the commercial paper and unsecured debt markets.

•	During 2009, we entered into two credit agreements aggregating $3.9 billion with AIG Funding, Inc., a subsidiary of our parent (“AIG Funding”), secured by a portfolio of aircraft and other assets related to the pledged aircraft.

•	We guaranteed the repayment of AIG’s obligations under its revolving credit facility and guarantee and pledge agreement with the Federal Reserve Bank of New York (“FRBNY”), as amended, (the “FRBNY Credit Agreement”) up to an amount equal to the aggregate outstanding balance of the loans from AIG Funding.

•	We are currently seeking secured financings from third parties.

•	We are currently exploring sales of portfolios of aircraft; the potential impairment or realized loss could be material to our results of operations for an individual period.

•	We may need to seek additional funding from AIG, which funding would be subject to the consent of the FRBNY; AIG intends to provide support to us through February 28, 2011, to the extent that secured financing, aircraft sales and other sources of funds are not sufficient to meet liquidity needs.

•	Without additional support from AIG or if we fail to obtain secured financing from a third party lender, in the future there could exist doubt concerning our ability to continue as a going concern.

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

The Company is incorporated in the State of California and its principal offices are located at 10250 Constellation Blvd., Suite 3400, Los Angeles, California 90067. Our telephone number, facsimile number and website address are (310) 788-1999, (310) 788-1990, and www.ilfc.com, respectively. Our EDGAR filings with the United States Securities and Exchange Commission (“SEC”) are available, free of charge, on our website or by written request to us. The information on our website is not part of or incorporated by reference into this report.

We are an indirect wholly-owned subsidiary of AIG. AIG is a holding company which, through its subsidiaries, is engaged in a broad range of insurance and insurance-related activities in the United States of America (“U.S.”) and abroad. AIG’s primary activities include both general insurance and life insurance and retirement services operations. Another significant activity is financial services. The common stock of AIG is listed on, among others, the New York Stock Exchange. Since September 2008, AIG has been working to protect and enhance the value of its key businesses, execute an orderly asset disposition plan, and position itself for the future. AIG has entered into several important transactions and relationships with the FRBNY, the AIG Credit Facility Trust, and the United States Department of Treasury. As a result of these arrangements, AIG is controlled by the AIG Credit Facility Trust, which was established for the sole benefit of the United States Treasury. AIG is exploring alternative restructuring opportunities for ILFC. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations — Our Relationship with AIG.”

Recent Developments

On February 5, 2010, Steven F. Udvar-Hazy retired as a director and our Chief Executive Officer and John L. Plueger, our President and Chief Operating Officer, was named Acting Chief Executive Officer. Additionally, Julie I. Sackman, our Executive Vice President, General Counsel and Secretary, has informed us that she will retire effective May 1, 2010. Brian M. Monkarsh, formerly Vice President and Corporate Counsel, has been named Senior Vice President and Assistant General Counsel.

Aircraft Leasing

We lease most of our aircraft under operating leases. The cost of the aircraft is not fully recovered over the term of the initial lease, and we retain the benefit as well as assume the risk of the residual value of the aircraft. In accordance with accounting principles generally accepted in the U.S. (“GAAP”), rentals are reported ratably as revenue over the lease term, as they are earned. The aircraft under operating leases are included as Flight equipment under operating leases on our Consolidated Balance Sheets and are depreciated to an estimated salvage value over the estimated useful lives of the aircraft. On occasion we enter into finance and sales-type leases where the full cost of the aircraft is substantially recovered over the term of the lease. The aircraft under finance and sales-type leases are recorded on our Consolidated Balance Sheets in Net investment in finance and sales-type leases. With respect to these leases, we record lease payments received as a reduction in the net investment in the finance/sales-type leases and interest income using an interest rate implicit in the lease. At December 31, 2009, we accounted for 993 aircraft as operating leases and 11 aircraft as finance and sales-type leases.

The initial term of our current leases range in length from one year to 15 years with current maturities through 2021. See “Item 2. Properties — Flight Equipment” for information regarding scheduled lease terminations. We attempt to maintain a mix of short-, medium- and long-term leases to balance the benefits and risks associated with different lease terms and changing market conditions. Varying lease terms help to mitigate the effects of changes in prevailing market conditions at the time aircraft become eligible for re-lease or are sold.

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

To meet the needs of our customers, a few of our leases are negotiated in Euros. As the Euro to U.S. dollar exchange rate fluctuates, airlines’ interest in entering into Euro denominated lease agreements will change. After we agree to the rental payment currency with an airline, the negotiated currency remains for the term of the lease. We had hedged Euro denominated lease payment cash flows generated by leases that were in effect at March 11, 2005 through February 2010. The economic risk arising from foreign currency denominated leases has, to date, been immaterial to us.

Management obtains and reviews relevant business materials from all prospective lessees and purchasers before entering into a lease or extending credit. Under certain circumstances, the lessee may be required to obtain guarantees or other financial support from an acceptable financial institution or other third parties.

During the life of the lease, situations may lead us to restructure leases with our lessees. Historically, restructurings have involved the voluntary termination of leases prior to lease expiration, the arrangement of subleases from the primary lessee to another airline, the rescheduling of lease payments, and modifications of the length of the lease. When we repossess an aircraft, we frequently export the aircraft from the lessee’s jurisdiction. In the majority of these situations, we have obtained the lessee’s cooperation and the return and export of the aircraft was immediate. In some situations, however, the lessees have not fully cooperated in returning aircraft. In those cases we have taken legal action in the appropriate jurisdictions. This process has delayed the ultimate return and export of the aircraft. In addition, in connection with the repossession of an aircraft, we may be required to pay outstanding mechanic, airport, and navigation fees and other amounts secured by liens on the repossessed aircraft. These charges could relate to other aircraft that we do not own but were operated by the lessee. During 2009, three of our lessees filed for bankruptcy protection or ceased operations. These customers operated nine of our aircraft. As of February 25, 2010, eight of these aircraft were leased to other airlines and one of these aircraft is still available for lease. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations — Overview — Aircraft Industry.”

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

Financing/Source of Funds

We purchase new aircraft directly from manufacturers and used aircraft from airlines and other owners. In the past we have financed the purchase price of flight equipment using internally generated funds and debt financings. Since September 2008, a combination of the challenges facing our parent, AIG, the downgrades in our credit ratings by the rating agencies, and the turmoil in the credit markets has eliminated our ability to access the commercial paper market and limited our ability to issue unsecured debt. Until we have addressed our current financial position, we will likely not pursue any new aircraft purchases over and above our current contracted deliveries. We are currently seeking secured financing to meet our future liquidity needs. We may also need to seek additional funding from AIG, which funding would be subject to the consent of the FRBNY. Without additional support from AIG or if we fail to obtain secured financing from a third party lender, in the future there could exist doubt concerning our ability to continue as a going concern. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consideration of ILFC’s Ability to Continue as a Going Concern.”

Customers

At December 31, 2009, 2008 and 2007, we leased aircraft to customers in the following regions:

	Customers by Region
	2009		2008		2007
	Number		Number		Number
	of		of		of
Region	Customers (a)%		Customers (a)%		Customers (a)%
Europe	80	44.9%	84	48.3%	82	48.0%
Asia and the Pacific	45	25.3	41	23.5	38	22.2
The Middle East and Africa	24	13.5	19	10.9	16	9.4
U.S. and Canada	18	10.1	17	9.8	25	14.6
Central and South America and Mexico	11	6.2	13	7.5	10	5.8

	178	100.0%	174	100%	171	100%

(a)	A customer is an airline with its own operating certificate.

Revenues include rentals of flight equipment to foreign airlines of $4,925,001,000 in 2009, $4,612,019,000 in 2008, and $4,175,987,000 in 2007, comprising 93.4%, 93.4%, and 91.0%, respectively, of total Rentals of flight equipment revenue. See Note J of Notes to Consolidated Financial Statements.

The following table sets forth the dollar amount and percentage of total rental revenues attributable to the indicated geographic areas based on each airline’s principal place of business for the years indicated:

	2009		2008		2007
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Europe	$2,353,979	44.6%	$2,241,742	45.3%	$2,060,196	44.9%
Asia and the Pacific	1,583,389	30.0	1,432,252	29.0	1,229,141	26.8
The Middle East and Africa	638,747	12.1	558,553	11.3	528,095	11.5
U.S. and Canada	453,976	8.6	444,921	9.0	536,313	11.7
Central and South America and Mexico	245,128	4.7	265,980	5.4	233,866	5.1

	$5,275,219	100%	$4,943,448	100%	$4,587,611	100%

The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue in any year indicated below based on each airline’s principal place of business for the years indicated:

	2009		2008		2007
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

China	$903,361	17.1%	$835,722	16.9%	$714,181	15.6%
France	537,698	10.2	515,165	10.4	448,538	9.8

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

A bureau of the U.S. Department of Homeland Security, U.S. Customs and Border Protection, enforces regulations related to the import of our aircraft into the U.S. for maintenance or lease and the importation of parts for installation on our aircraft. We monitor our imports for compliance with U.S. Customs regulations.

The U.S. Bureau of Export Enforcement enforces regulations related to the export of our aircraft to other jurisdictions and the exportation of parts for installation of our aircraft. We monitor our exports for compliance with the U.S. Bureau of Export Enforcement.

As an indirect wholly-owned subsidiary of AIG, we are subject to examination and review by the U.S. Department of the Treasury’s Office of Thrift Supervision (“OTS”). In 1999, AIG became a unitary thrift holding company within the meaning of the Home Owners’ Loan Act when the OTS granted AIG approval to organize AIG Federal Savings Bank. AIG is subject to OTS regulation, examination, supervision and reporting requirements. In addition, the OTS has enforcement authority over AIG and its subsidiaries. Among other things, this permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of AIG’s subsidiary savings association, AIG Federal Savings Bank.

Employees

We operate in a capital intensive rather than a labor intensive business. As of December 31, 2009, we had 180 full-time employees, which we considered adequate for our business operations. Management and administrative personnel will expand or contract, as necessary, to meet our future needs. None of our employees is covered by a collective bargaining agreement and we believe that we maintain excellent employee relations. We provide certain employee benefits including retirement, health, life, disability and accident insurance plans, some of which are established and maintained by our parent, AIG.

AIG has received Troubled Asset Relief Program (“TARP”) funds and the Office of the Special Master for TARP Executive Compensation (“Special Master”) has imposed limitations on compensation of AIG’s highest paid employees, including our Acting Chief Executive Officer and our Chief Financial Officer (the “Principal Officers”). If the limitations on compensation created by the Special Master are not agreeable to the Principal Officers, we may not be able to retain them, which may negatively impact our ability to conduct business. See “Item 1A. Risk Factors.”

Insurance

Our lessees are required to carry those types of insurance that are customary in the air transportation industry, including comprehensive liability insurance and aircraft hull insurance. In general, we are an additional insured on liability policies carried by the lessees. We obtain certificates of insurance from the lessees’ insurance brokers. All certificates of insurance contain a breach of warranty endorsement so that our interests are not prejudiced by any act or omission of the operator-lessee. Lease agreements generally require hull and liability limits to be in U.S. dollars, which are shown on the certificate of insurance.

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

Forward-Looking Statements

This annual report on Form 10-K contains or incorporates statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-K and include statements regarding, among other matters, the state of the airline industry, our access to the capital markets, our ability to restructure leases and repossess aircraft, the structure of our leases, regulatory matters pertaining to compliance with governmental regulations and other factors affecting our financial condition or results of operations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and “should” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to vary materially from our future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general economic, business and industry conditions, which will, among other things, affect demand for aircraft, availability and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives and environmental and safety requirements, as well as the factors discussed under “Item 1A. Risk Factors” in this Form 10-K. We do not intend, and undertake no obligation to, update any forward-looking information to reflect actual results or future events or circumstances.

Item 1A.  Risk Factors

Our business is subject to numerous significant risks and uncertainties as described below. Many of these risks are interrelated and occur under similar business and economic conditions, and the occurrence of certain of them may in turn cause the emergence, or exacerbate the effect, of others. Such a combination could materially increase the severity of the impact on us. As a result, should certain of these risks emerge, we may need additional support from AIG or additional secured financing. Without additional support from AIG or if we fail to obtain secured financing from a third party lender, in the future there could exist doubt concerning our ability to continue as a going concern. The numerous risks and uncertainties to which our business is subject are described below and in the section titled “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Liquidity Risk

We have historically depended on our access to the public debt markets and bank loans in addition to our operating cash flows, to finance the purchase of aircraft and repay our maturing debt obligations. Due to a combination of the challenges facing AIG, the downgrades in our credit ratings by the rating agencies, and the turmoil in the credit markets, we have been unable to access the commercial paper market since the third quarter of 2008, we currently have limited access to the unsecured debt markets, and the maximum amount available under our senior revolving credit facilities is outstanding.

We cannot determine if the commercial paper market will be available to us again, or when we will be able to access the unsecured debt markets. We are therefore currently seeking other ways to fund our purchase commitments of aircraft and future maturing debt obligations, including through secured financings and additional support from AIG. During 2009, we entered into two credit agreements aggregating $3.9 billion with AIG Funding to assist in funding our liquidity needs, including the repayment of our obligations under our $2.0 billion revolving credit agreement that matured on October 15, 2009. The credit agreements are secured by a portfolio of aircraft and other assets related to the pledged aircraft. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt Financings” for additional information on these credit agreements. We also increased the total amount available under our 2004 Export Credit Agency (“ECA”) facility by $1.0 billion in May 2009 and at February 25, 2010, we had approximately $682 million available under that facility to use for purchases of new Airbus aircraft through June 2010, provided we receive consent from the security trustee, as required with our current long-term debt ratings. In addition, we entered into secured financings with respect to two aircraft during the second quarter of 2009.

Under our existing public debt indentures and bank loans, we and our subsidiaries are permitted to incur secured indebtedness totaling up to 12.5% of consolidated net tangible assets, as defined in such debt agreements, which is currently approximately $4.7 billion. Therefore, we can currently incur additional secured financings totaling approximately $800 million under these existing debt agreements, provided we receive any required consents from the FRBNY. Furthermore, it may be possible, subject to receipt of required consents from AIG Funding, the FRBNY, and the lenders under our bank loans, for us to obtain secured financing without regard to the 12.5% consolidated net tangible asset limit referred to above (but subject to certain other limitations) by doing so through subsidiaries that qualify as non-restricted subsidiaries under our public debt indentures. We will need to seek relief from our bank lenders with regard to the 12.5% limitation. We cannot predict whether the banks, AIG Funding, or the FRBNY will consent to us incurring additional secured debt.

Because of the poor condition of current credit markets and AIG’s announced plans to continue to explore alternative restructuring opportunities for us, we may not be able to obtain secured financing from third parties on favorable terms, if at all. We may need to seek additional funding from AIG, which funding would be subject to the consent of the FRBNY. We cannot predict whether AIG can obtain the FRBNY’s consent to allow AIG to provide additional support to us.

We are also pursuing potential aircraft sales, which could aggregate up to $3.5 billion in proceeds. Proposed portfolios have been presented to potential buyers; some bids have been received and are being evaluated. In evaluating the bids we are balancing the need for funds with the long term value of holding aircraft and long term prospects for us. Significant uncertainties exist as to the aircraft comprising any actual sale portfolio, the sale price for any such portfolio, and whether we can reach an agreement with terms acceptable to the buyers and us. Furthermore, if an agreement is reached, the transaction would have to be approved by the FRBNY. Therefore, we cannot predict whether a sale of aircraft will occur.

Because the current market for aircraft is depressed due to the economic downturn and limited availability of buyer financing, a sale would likely result in a realized loss. Based on the range of potential aircraft portfolio sales currently being explored, the potential for impairment or realized loss could be material to the results of operations for an individual period. The amount of potential loss would be dependent upon the specific aircraft sold, the sale price, the sale date and any other sale contingencies.

If we are unable to raise sufficient cash from these strategies, we may be unable to meet our debt obligations as they become due. Further, we may not be able to meet our aircraft purchase commitments as they become due, which could expose us to breach of contract claims by our lessees and manufacturers.

Borrowing Risks

Credit Ratings Downgrade Risk — Our ability to access debt markets and other financing sources is, in part, dependent on our credit ratings. In addition to affecting the availability of unsecured financing, credit ratings also directly impact our cost of financing. Since September 2008, we have experienced multiple downgrades in our credit ratings by the three major nationally recognized statistical rating organizations. These credit rating downgrades, combined with externally generated volatility, have limited our ability to access unsecured debt markets and resulted in unattractive funding costs in the private debt markets.

Additionally, our current long-term debt ratings impose the following restrictions under the 1999 and 2004 ECA facilities: (i) we must receive written consent from the security trustee before we can fund Airbus aircraft deliveries under the 2004 ECA facility; (ii) we must segregate all security deposits, maintenance reserves, and rental payments received under the leases of the aircraft financed under the 1999 and 2004 ECA facilities into separate accounts controlled by the security trustees (segregated rental payments will be used to pay principal and interest on the outstanding debt); and (iii) we must file individual mortgages on the aircraft funded under the 1999 and 2004 ECA facilities in the local jurisdictions in which the respective lessees operate. At December 31, 2009, we had segregated security deposits, maintenance reserves and rental payments aggregating approximately $315 million related to aircraft funded under the 1999 and 2004 ECA facilities.

We do not anticipate improvement in our credit ratings until there is clarity related to our ownership structure. Further ratings downgrades could increase our borrowing costs and further limit our access to the unsecured debt markets.

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

The interest rates that we obtain on our debt financing are a result of several components, including credit spreads, swap spreads, duration, and new issue premiums. These are all in addition to the underlying Treasury or LIBOR rates, as applicable. Volatility in our perceived risk of default, our parent’s risk of default, or in a market sector’s risk of default all have an impact on our cost of funds.

As mentioned above, we are currently limited to secured financings, which will increase our future cost of funds and negatively affect future earnings. A one percent increase in our composite interest rate at December 31, 2009 would have increased our interest expense by approximately $300 million annually, which would put downward pressure on our operating margins.

Relationship with AIG

AIG as Our Parent Company — We are an indirect wholly-owned subsidiary of AIG. Although neither AIG nor any of its subsidiaries is a co-obligor or guarantor of our debt securities, circumstances affecting AIG have an impact on us. We can give no assurance how further changes in circumstances related to AIG would impact us.

Restrictive Covenants on Our Operations — AIG experienced liquidity issues beginning in the third quarter of 2008 and has, among its several important transactions and relationships with the FRBNY, entered into the FRBNY Credit Agreement, which includes financial and other restrictive covenants. As a subsidiary of AIG, we are subject to the covenants under the FRBNY Credit Agreement. Additionally, during the fourth quarter of 2009, we entered into two credit agreements with AIG Funding that also contain restrictive covenants. The covenants in these credit agreements restrict, among other things, our ability to:

•	incur debt;

•	encumber our assets;

•	dispose of certain assets;

•	enter into sale-leaseback transactions;

•	make equity or debt investments in other parties;

•	make capital expenditures; and

•	pay dividends and distributions.

These covenants may affect our ability to operate and finance our business as we deem appropriate.

AIG as Our Counterparty of Derivatives — AIG Financial Products Corp. (“AIGFP”), a wholly-owned subsidiary of AIG with an explicit guarantee from AIG, is the counterparty of all our interest rate swaps and foreign currency swaps. If our counterparty is unable to meet its obligations under the derivative contracts, it would have a material impact on our financial results and cash flows.

AIG Going Concern Consideration — In connection with the preparation of its annual report on Form 10-K for the year ended December 31, 2009, AIG management assessed whether AIG has the ability to continue as a going concern. After considering several factors as outlined in AIG’s Form 10-K filed on February 26, 2010, AIG’s management believes that it will have adequate liquidity to finance and operate its businesses, execute its asset disposition plan, and repay its obligations for at least the next twelve months. In connection with making their going concern assessment and conclusion, AIG management and the Board of AIG have confirmed that “as first stated by the U.S. Treasury and the Federal Reserve in connection with the announcement of the AIG Restructuring Plan on March 2, 2009, the U.S Government remains committed to continuing to work with AIG to maintain its ability to meet its obligations as they come due.” It is possible that the actual outcome of one or more of AIG’s plans could be materially different or that one or more of its significant judgments or estimates could prove to be materially incorrect. If one or more of these possible outcomes are realized, AIG may need additional U.S. government support to meet its obligations as they come due. If AIG is not able to meet its obligations as they come due, it will have a significant impact on our operations, including limiting our ability to issue new debt and to receive additional support from AIG.

Key Personnel Risk

Our senior management’s reputation and relationships with lessees and sellers of aircraft are a critical element of our business. The reduction in AIG’s common stock price has dramatically reduced the value of equity awards previously made to our key employees. Furthermore, the American Recovery and Reinvestment Act of 2009 contains restrictions on bonus and other incentive compensation payable to the five executives named in a company’s proxy statement and the next 20 highest paid employees of companies receiving TARP funds. Pursuant to the Recovery Act, the Special Master issued a Determination Memorandum with respect to AIG’s named executive officers (except for the Chief Executive Officer) and 20 highest paid employees, and reviewed AIG’s compensation arrangements for its next 75 most highly compensated employees and issued a Determination Memorandum on their compensation structures, which placed significant new restrictions on their compensation as well. Our Acting Chief Executive Officer and Chief Financial Officer are among the 25 highest paid employees who are subject to these restrictions. Historically, we have embraced a pay-for-performance philosophy. Based on the limitations placed on incentive compensation by the Determination Memoranda issued by the Special Master, it is unclear whether, for the foreseeable future, we will be able to create a compensation structure that permits us to retain and motivate our most senior and most highly compensated employees and other high performing employees who become subject to the purview of the Special Master. We also stand the risk of our key employees exploring other career opportunities due to the upheaval at AIG and related uncertainties of the future of ILFC. On February 5, 2010, Steven F. Udvar-Hazy retired as a director and our Chief Executive Officer, and Julie I. Sackman, our Executive Vice President, General Counsel and Secretary, has informed us that she will retire effective May 1, 2010. John L. Plueger, our President and Chief Operating Officer, was named Acting Chief Executive Officer, and Brian M. Monkarsh, formerly Vice President and Corporate Counsel, was named Senior Vice President and Assistant

General Counsel. The inability by us to retain and motivate our key employees could negatively impact our ability to conduct business.

Overall Airline Industry Risk

We operate as a supplier and financier to airlines. The risks affecting our airline customers are generally out of our control and impact our customers to varying degrees. As a result, we are indirectly impacted by all the risks facing airlines today. Our ability to succeed is dependent upon the financial strength of our customers. Their ability to compete effectively in the market place and manage these risks has a direct impact on us. These risks include:

•	Demand for air travel

•	Competition between carriers

•	Fuel prices and availability

•	Labor costs and stoppages

•	Maintenance costs

•	Employee labor contracts

•	Air traffic control infrastructure constraints

•	Airport access

•	Insurance costs and coverage

•	Heavy reliance on automated systems

•	Geopolitical events

•	Security, terrorism and war

•	Worldwide health concerns

•	Equity and borrowing capacity

•	Environmental concerns

•	Government regulation

•	Interest rates

•	Overcapacity

•	Natural disasters

To the extent that our customers are affected by these risk factors, we may experience:

•	lower demand for the aircraft in our fleet and reduced market lease rates and lease margins;

•	a higher incidence of lessee defaults, lease restructurings and repossessions affecting net income due to maintenance, consulting and legal costs associated with the repossessions, as well as lost revenue for the time the aircraft are off lease and possibly lower lease rates from the new lessees;

•	a higher incidence of situations where we engage in restructuring lease rates for our troubled customers which reduces overall lease revenue;

•	an inability to immediately place new and used aircraft on commercially acceptable terms when they become available through our purchase commitments and regular lease terminations, resulting in lower lease margins due to aircraft not earning revenue and resulting in payments for storage, insurance and maintenance; and

•	a loss if our aircraft is damaged or destroyed by an event specifically excluded from the insurance policy such as dirty bombs, bio-hazardous materials and electromagnetic pulsing.

Lessee Non-Performance Risk

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

Aircraft Related Risks

Residual Value — We bear the risk of re-leasing or selling the aircraft in our fleet that are subject to operating leases at the end of their lease terms. Operating leases bear a greater risk of realizations of residual values, because only a portion of the equipment’s value is covered by contractual cash flows at lease inception. In addition to factors linked to the aviation industry in general, other factors that may affect the value and lease rates of our aircraft include (i)  maintenance and operating history of the airframe and engines; (ii) the number of operators using the particular type of aircraft; and (iii) aircraft age. If both demand for aircraft and market lease rates decrease and the conditions continue for an extended period, they could affect the market value of aircraft in our fleet and may result in impairment charges. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Flight Equipment.” Further, deterioration of aircraft values may create losses related to our aircraft asset value guarantees.

Obsolescence Risk — Aircraft are long-lived assets requiring long lead times to develop and manufacture. As a result, aircraft of a particular model and type tend to become obsolete and less in demand over time, when newer more advanced and efficient aircraft are manufactured. This life cycle, however, can be shortened by world events, government regulation or customer preferences. As aircraft in our fleet approach obsolescence, demand for that particular model and type will decrease. This may result in declining lease rates, impairment charges, or losses related to aircraft asset value guarantees.

Greenhouse Gas Emissions Risk — Aircraft emissions of greenhouse gases vary with aircraft type and age. In response to climate change, if any, worldwide government bodies may impose future restrictions or financial penalties on operations of aircraft with high emissions. It is unclear what effect, if any, such regulations will have on our operations.

Other Risks

Foreign Currency Risk — We are exposed to foreign currency risk through the issuance of debt denominated in foreign currencies and through leases negotiated in Euros. We reduce the foreign currency risk by negotiating the majority of our leases in U.S. dollars and by hedging all the foreign currency denominated debt through derivative instruments. If the Euro exchange rate to the U.S. dollar deteriorates, we will record less lease revenue on lease payments received in Euros.

Accounting Pronouncements — A joint committee of the US Financial Accounting Standards Board, or FASB, and the International Accounting Standards Board is developing a new standard for lease accounting. In March 2009, both Boards released separate Discussion Papers for which the comment period closed in July 2009. The Boards have continued to discuss and modify their views on the issues presented in the Discussion Papers. The current view is to have lessees record a “right to use” asset and a lease obligation on their statement of financial position based upon the discounted lease payments, as defined. Lessors would record lease receivables and a performance obligation liability on their statement of financial position also based on the discounted lease payments, as defined. Lessor revenue would be modified to contain an interest income component as well as lease revenue. These views continued to be discussed and modified and are subject to further change as the Boards continue to deliberate. The Boards intend to issue an Exposure Draft of the proposed standard in the second quarter of 2010 and have a final standard promulgated by the first half of 2011. At present management is unable to assess the effects of adopting the new standard.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

Flight Equipment

Historically management has frequently reviewed opportunities to acquire suitable commercial jet aircraft based not only on market demand and customer airline requirements, but also on our fleet portfolio mix, leasing strategies, and likely timeline for development of future aircraft. Before committing to purchase specific aircraft, management takes into consideration factors such as estimates of future values, potential for remarketing, trends in supply and demand for the particular type, make and model of aircraft and engines, trends in local, regional, and worldwide air travel, fuel economy, environmental considerations (e.g., nitrogen oxide emissions, noise standards), operating costs, and anticipated obsolescence. Until we have addressed our current financial position, we will likely not pursue any new aircraft purchases over and above our current contracted deliveries.

At December 31, 2009, all of our fleet was Stage III compliant. This means that the aircraft hold or are capable of holding a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention or have been shown to comply with the Stage III noise levels set out in Section 36.5 of Appendix C of Part 36 of the Federal Aviation Regulations of the U.S. At December 31, 2009, the average age of aircraft in our fleet was 7.4 years.

The following table shows the scheduled lease terminations (for the minimum noncancelable period which does not include contracted unexercised lease extension options) by aircraft type for our operating lease portfolio at December 31, 2009:

Aircraft Type	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Total

737-300/400/500	5	13	11	13	7	4							53
737-600/700/800	3	27	41	33	22	25	26	15	7	3			202
757-200	3	10	14	11	13	9	2						62
767-200			1	1	1								3
767-300	1	9	6	10	9	9	2	2					48
777-200	1	12	8	8	3		2	1	3				38
777-300		3	1	2	1			11	10	7		1	36
747-300		2											2
747-400	1	8	6	2									17
MD-11		2		3	3								8
A300-600R/F					2	2		1	1				6
A310	1	1		2									4
A319	1	6	17	19	24	16	13	16	8	9	1	2	132
A320	6	20	27	22	29	24	23	6	5	4	4		170
A321	1	11	6	6	26	7	19	6	1	3			86
A330-200	1	6	13	13	11	6	4	4			2	1	61
A330-300	3	6	3	4	2	7	4						29
A340-300	2	6	3	3	1								15
A340-600				1	1	4	2	2	2	1			13

Total	29	142	157	153	155	113	97	64	37	27	7	4	985

The schedule excludes eight aircraft which were not subject to lease at December 31, 2009, seven of which were subsequently leased. As of February 25, 2010, leases covering 11 of the 29 aircraft with lease expiration dates in 2010 had been extended or leased to other customers.

Commitments

At December 31, 2009, we had committed to purchase the following new aircraft at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $13.7 billion for delivery as shown below. The recorded basis of aircraft may be adjusted upon delivery to reflect credits given by the manufacturers in connection with the leasing of aircraft.

Aircraft Type	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	Total

737-600/700/800(a)		5	5								10
787-8/9(a)			4	10	5	4	6	12	17	16	74
A319-100	1	1									2
A320-200(a)	3										3
A321-200(a)	1										1
A350XWB-800/900(a)					2	4	8	6			20
A380-800(b)				5	3	2					10

Total	5	6	9	15	10	10	14	18	17	16	120

(a)	We have the right to designate the size of the aircraft within the specific model type at specific dates prior to contractual delivery.

(b)	Subject to cancellation options before December 31, 2010. Subsequent to December 31, 2009, we delayed the deliveries of the A380s, each by one year.

We anticipate that a portion of the aggregate purchase price will be funded by incurring additional debt. The exact amount of the indebtedness to be incurred will depend, in part, upon the actual purchase price of the aircraft, which can vary due to a number of factors, including inflation.

The new aircraft listed above are being purchased pursuant to purchase agreements with each of Boeing and Airbus. These agreements establish the pricing formulas (which include certain price adjustments based upon inflation and other factors) and various other terms with respect to the purchase of aircraft. Under certain circumstances, we have the right to alter the mix of aircraft type ultimately acquired. As of December 31, 2009, we had made non-refundable deposits (exclusive of capitalized interest) with respect to the aircraft which we have committed to purchase of approximately $79 million with Boeing and $55 million with Airbus.

As of February 25, 2010, we had entered into contracts for the lease of new aircraft scheduled to be delivered through 2019 as follows:

	Number of	Number
Delivery Year	Aircraft	Leased	% Leased

2010	5	5	100%
2011	6	2	33
2012	9	3	33
2013(a)	10	9	90
2014(a)	12	7	58
Thereafter(a)	78	14	18

(a)	Subsequent to December 31, 2009, the A380 aircraft on order were delayed, each by one year. The original delivery dates were five in 2013, three in 2014 and two in 2015, respectively.

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

Facilities

Our principal offices are located at 10250 Constellation Blvd., Suite 3400, Los Angeles, California 90067. We occupy space under a lease which expires in 2015. As of December 31, 2009, we occupied approximately

127,000 square feet of office space. Starting in March 2009, we leased an additional 22,000 square feet, which is subleased to third parties.

Item 3.	Legal Proceedings

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

Estate of Volare Airlines (“Volare”):  In November 2004, Volare, an Italian airline, filed for bankruptcy in Italy. Prior to Volare’s bankruptcy, we leased to Volare through wholly-owned subsidiaries two A320-200 aircraft and four A330-200 aircraft. In addition, we managed the lease to Volare of one A330-200 aircraft by an entity that is a related party to us. In October 2009, the Volare bankruptcy receiver filed a claim in an Italian court in the amount of €29,592,210 against us and our related party for the return to the Volare estate of all payments made by Volare to us and our related party in the year prior to Volare’s bankruptcy filing. We have engaged Italian counsel to represent us and intend to defend this matter vigorously. We cannot predict the outcome of this matter, but we do not believe that it will be material to our consolidated financial position, results of operations or cash flows.

We are also a party to various claims and litigation matters arising in the ordinary course of our business. We do not believe the outcome of any of these matters will be material to our consolidated financial position, results of operations or cash flows.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are an indirect wholly-owned subsidiary of AIG and our common stock is not listed on any national exchange or traded in any established market. We did not pay any dividends on our common stock in 2009. In 2008 and 2007 we paid and accrued dividends to our parent company aggregating $46.4 million and $38.0 million, respectively. Under the most restrictive provisions of our public debt indentures and bank credit agreements, consolidated retained earnings at December 31, 2009 in the amount of approximately $2.5 billion were unrestricted as to the payment of dividends. We are, however, currently restricted from paying dividends to AIG under the FRBNY Credit Agreement.

Item 6. Selected Financial Data

The following table summarizes selected consolidated financial data and certain operating information of the Company. The selected consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying notes included elsewhere herein.

	Years Ended December 31,
	2009		2008		2007		2006		2005
	(Dollar amounts in thousands)
Operating Data:
Rentals of flight equipment	$5,275,219		$4,943,448		$4,587,611		$3,984,948		$3,482,210
Flight equipment marketing	(11,687)		46,838		30,613		71,445		66,737
Interest and other income	58,209		98,260		111,599		86,304		61,426
Total revenues	5,321,741		5,088,546		4,729,823		4,142,697		3,610,373
Expenses	3,925,574		3,993,825		3,814,938		3,426,590		2,936,190
Income before income taxes	1,396,167		1,094,721		914,885		716,107		674,183
Net income	895,629		703,125		604,366		499,267		438,349
Ratio of Earnings to Fixed Charges and Preferred Stock Dividends(a):	2.00	x	1.66	x	1.52	x	1.43	x	1.50	x
Balance Sheet Data:
Flight equipment under operating leases (net of accumulated depreciation)	$43,929,801		$43,220,139		$41,797,660		$38,475,949		$34,748,932
Net investment in finance and sales-type leases	261,081		301,759		307,083		283,386		308,471
Total assets	45,967,042		47,315,514		44,830,590		42,035,528		37,530,327
Total debt(b)	29,711,739		32,476,668		30,451,279		28,860,242		26,104,165
Shareholders’ equity	8,550,176		7,625,213		7,028,779		6,574,998		6,172,562

Other Data:
Aircraft lease portfolio at period end(c):
Owned	993		955		900		824		746
Subject to finance and sales-type leases	11		9		9		10		17
Aircraft sold or remarketed during the period	9		11		9		21		29

 (a) See Exhibit 12.

(b)	Includes subordinated debt, synthetic lease obligations and loans from AIG Funding when applicable and does not include foreign currency adjustment related to foreign currency denominated debt swapped into $US.

 (c) See “Item 2. Properties — Flight Equipment.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our primary business operation has historically been to acquire new commercial jet aircraft from Boeing and Airbus and lease those aircraft to airlines throughout the world. Until we have addressed our current financial position, we will likely not pursue any new aircraft purchases over and above our current contracted deliveries. We will continue to lease our existing fleet and provide fleet management services to investors and/or owners of aircraft portfolios for a management fee. In addition to our leasing and fleet management activities, at times we sell aircraft from our leased aircraft fleet to other leasing companies, financial services companies and airlines, and remarket and sell aircraft owned by others for a fee. We have also provided asset value guarantees and a limited number of loan guarantees to buyers of aircraft or to financial institutions for a fee.

Our Fleet

During 2009, we took delivery of 49 new aircraft from Boeing and Airbus and sold nine aircraft from our leased fleet. As of December 31, 2009, we owned 993 aircraft, had 11 additional aircraft in the fleet classified as finance and sale-type leases, and provided fleet management services for 99 aircraft. We have contracted with Airbus and Boeing to buy 120 new aircraft for delivery through 2019 with an estimated purchase price of $13.7 billion. We anticipate the purchases to be financed in part by operating cash flows and in part by incurring additional debt.

Of the 120 aircraft on order, 74 are 787s from Boeing with the first aircraft currently scheduled to deliver in July 2012. The contracted delivery dates were originally scheduled from January 2010 through 2017, but Boeing has experienced delays in the production of the 787s. We have signed contracts for 29 of the 74 787s on order. The leases we have signed with our customers and our purchase agreements with Boeing are both subject to cancellation clauses related to delays in delivery dates, though as of February 25, 2010, there have been no cancellations by any party. One customer, however, with signed leases for two 787s ceased operations during the fourth quarter of 2009. We are in discussions with Boeing related to potential delay compensation and penalties for which we may be eligible. Under the terms of our 787 leases, particular lessees may be entitled to share in any compensation that we receive from Boeing for late delivery of the aircraft.

Debt Financing

We have generally financed our aircraft purchases through available cash balances, internally generated funds and debt financings. A combination of the challenges facing our parent, AIG, the downgrades in our credit ratings by the rating agencies, and the turmoil in the credit markets has eliminated our ability to access the commercial paper market and limited our access to the debt markets. We are currently seeking secured financings. See “Liquidity” below. During 2009, we entered into two credit agreements aggregating $3.9 billion with AIG Funding to assist in funding our liquidity needs, including the repayment of $2.0 billion under our revolving credit agreement that matured on October 15, 2009. The loans are secured by a portfolio of aircraft and other assets related to the pledged aircraft. In order to receive the FRBNY’s consent to the loans, we also guaranteed the repayment of AIG’s obligations under the FRBNY Credit Agreement up to an amount equal to the aggregate outstanding balance of the loans entered into with AIG Funding. See “Liquidity” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt Financings.”

Aircraft Industry and Sources of Revenues

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

We are currently seeing financial stress to varying degrees across the airline industry largely precipitated by recent volatility in fuel costs, lower demand for air travel, tightening of the credit markets, and generally worsened economic conditions. We have seen airlines declare bankruptcy, cease operations, cancel routes, eliminate jobs, and retire aircraft in an attempt to reduce capacity. The financial stress has caused a slow-down in the airline industry. We believe that these conditions will continue through most of 2010 and will have a negative impact on our future operating results through increased costs associated with repossessing and deploying aircraft. There is generally a lag before an improvement in the economic conditions result in an increase in travel and a recovery of the financial health of the airline industry. Recently we have seen freight traffic, which often is considered the bellwether of the airline industry, starting to recover, and we currently see our customers increasingly willing to extend their existing leases. This could indicate that we may see some financial recovery of the airline industry starting in late 2010.

We typically contract to re-lease aircraft before the end of the existing lease term and for aircraft returned before the end of the lease term, we have generally been able to re-lease aircraft within two to six months of their return. In monitoring the aircraft in our fleet for impairment charges we consider facts and circumstances, including potential sales, that would require us to modify our assumptions used in our recoverability assessments and prepare revised recoverability assessments as necessary. Further, we identify those aircraft that are most susceptible to failing the recoverability assessment and monitor those aircraft more closely, which may result in more frequent recoverability assessments. The recoverability of these aircraft is more sensitive to changes in contractual cash flows, future cash flow estimates, and residual values. These aircraft are typically older planes that are less in demand and have lower lease rates. In the fourth quarter of 2009, we recognized impairment charges in the amount of $52.9 million related to three older out-of-production aircraft. As of December 31, 2009, in addition to these three aircraft, we had identified 14 aircraft as being susceptible to failing the recoverability test. These 14 aircraft had an aggregate net book value of approximately $312 million at December 31, 2009. Management believes that the carrying values of these and all other aircraft are supported by the estimated future undiscounted cash flows expected to be generated by each aircraft.

As a result of the above conditions, three of our customers ceased operations during 2009; FlyLAL — Lithuanian Airlines, Myair.com S.p.A., and Globespan Airways Ltd. These customers operated nine of our aircraft. Eight of which were subsequently leased to other airlines and one remained available for lease at February 25, 2010.

There are lags between changes in current market conditions and their impact on our results, as contracts signed during times of higher lease rates currently remain in effect. Therefore, the current market conditions and their potential effect may not yet be fully reflected in our results. Although we continue to see lease rates contracting across most aircraft types, the rate of contraction has generally slowed as of February 25, 2010. Management monitors all lessees that are behind in lease payments and discusses relevant operational and financial issues facing the lessees with our marketing executives in order to determine the amount of rental income to recognize for past due amounts. Our customers make lease payments in advance and we generally recognize rental income only to the extent we have received payments or hold security deposits. During the fourth quarter of 2009, we restructured past due lease payments aggregating $35.1 million relating to eight customers operating 27 aircraft. At December 31, 2009, 12 customers operating 25 aircraft remained two or more months past due on $31.9 million of lease payments relating to some of those aircraft. Of this amount, we recognized $25.0 million in rental income through December 31, 2009, and as of February 25, 2010, we had collected $23.9 million thereof. In comparison, at December 31, 2008, 20 customers operating 73 aircraft were two or more months past due on $49.3 million of lease payments relating to some of those aircraft. Of this amount, we recognized $45.5 million in rental income through December 31, 2008.

Management also reviews all outstanding notes that are in arrears to determine whether we should reserve for or write off any portion of the notes receivable. In this process, management evaluates the collectability of each note and the value of the underlying collateral, if any, by discussing relevant operational and financial issues facing the lessees with our marketing executives. As of December 31, 2009, customers with $36.4 million carrying value of notes receivable were two months or more behind on principal and interest payments totaling $2.6 million.

Despite industry cyclicality and current stress, we remain optimistic about the long-term future of air transportation and, more specifically, the growing role that the leasing industry, and ILFC specifically, provides in facilitating the fleet transactions necessary to facilitate the growth of commercial air transport. At February 25, 2010, we have signed leases for all of our new aircraft deliveries through the end of 2010. Furthermore, our contractual purchase commitments for future new aircraft deliveries through 2019 are at historic lows. We are working to solve our liquidity challenges as part of our strategic plan, to position ourselves to reap benefits from any opportunities that a down market may present.

Liquidity

As of the date of this report, due to the challenges facing our parent, AIG, the downgrades in our credit ratings by the rating agencies, and the recent turmoil in the credit markets, we are unable to access the commercial paper market and have limited access to unsecured debt markets and have borrowed the maximum amount under our senior revolving credit facilities. Therefore, we have recently funded our aircraft purchase commitments and maturing debt obligations and other contractual obligations through other methods, including secured financings and support from AIG.

At December 31, 2009, we had approximately $682 million available for the financing of new Airbus aircraft under our 2004 ECA facility. As a result of our current long-term debt ratings, under the terms of our 1999 and 2004 ECA facilities, we are required to segregate into accounts controlled by the security trustees of the ECA facilities security deposits, maintenance reserves, and rental payments received under the leases related to the aircraft funded under the facilities (segregated rental payments will be used to pay principal and interest on the outstanding debt). Segregated amounts totaled approximately $315 million at December 31, 2009. In addition, we need written consent from the security trustee of our 2004 ECA facility before we can fund future Airbus aircraft deliveries under the facility. We obtained consent for 19 of the 24 Airbus aircraft we purchased since March 17, 2009, when the security trustee’s consent became required. We financed the 19 aircraft under the facility during 2009, and subsequent to December 31, 2009, we obtained consent for and expect to finance the remaining five aircraft delivered in the fourth quarter of 2009 in March 2010.

We borrowed $3.9 billion from AIG Funding during 2009 to assist in funding our liquidity needs, including the repayment of our obligations under our $2.0 billion revolving credit agreement that matured on October 15, 2009. These term loans are secured by a portfolio of aircraft and other assets related to the pledged aircraft. See “Debt Financings — Loans from AIG Funding.” We also entered into secured financings with respect to two aircraft during the second quarter of 2009. Under our existing public debt indentures and bank loans, we and our subsidiaries are permitted to incur secured indebtedness totaling up to 12.5% of consolidated net tangible assets, as defined in such debt agreements, which is currently approximately $4.7 billion. Therefore, we can currently incur additional secured financings totaling approximately $800 million under these existing debt agreements, provided we receive any required consents from the FRBNY. Furthermore, it may be possible, subject to receipt of any required consents from AIG Funding, the FRBNY, and the lenders under our bank loans, for us to obtain secured financing without regard to the 12.5% consolidated net tangible asset limit referred to above (but subject to certain other limitations) by doing so through subsidiaries that qualify as non-restricted under our public debt indentures. We will need to seek relief from our bank lenders with regard to the 12.5% limitation. We cannot predict whether the banks, AIG Funding, or the FRBNY will consent to us incurring additional secured debt.

We are also currently pursuing potential aircraft sales which could aggregate up to $3.5 billion in proceeds. Proposed portfolios have been presented to potential buyers; some bids have been received and are being evaluated. In evaluating the bids we are balancing the need for funds with the long term value of holding aircraft and long term prospects for us. Significant uncertainties exist as to the aircraft comprising any actual sale portfolio, the sale price for the portfolio, and whether we can reach an agreement with terms acceptable to the buyers and us. If an agreement is reached, the transaction would also have to be approved by the FRBNY. Therefore, we cannot predict whether a sale of aircraft will occur. Because the current market for aircraft is depressed due to the economic downturn and limited availability of buyer financing, a sale would likely result in a realized loss. Based on the range of potential aircraft portfolio sales currently being explored, the potential for impairment or realized loss could be material to our results of operations for an individual period. The amount of potential loss would be dependent upon the specific aircraft sold, the sale price, the sale date and any other sale contingencies.

Because of the poor condition of current credit markets and AIG’s plans to explore alternative restructuring opportunities for us, we may not be able to obtain additional secured financing from third parties on favorable terms, if at all. We also may be unable to reach an agreement to sell a portfolio of our aircraft on terms acceptable to both parties. Therefore, we may need to seek additional support from AIG, which is subject to the FRBNY’s consent. We cannot predict whether AIG can obtain the FRBNY’s consent to allow AIG to provide additional support to us.

Consideration of ILFC’s Ability to Continue as a Going Concern

Current Situation

As discussed in greater detail above under “Liquidity,” we are currently unable to access the commercial paper market and have limited access to unsecured debt markets and we cannot determine if the commercial paper market will be available to us again, or when we will be able to access the unsecured markets. As a result, we borrowed $3.9 billion from AIG Funding during 2009 to fund our liquidity needs and we are currently seeking secured financings, as permitted under our existing debt agreements.

Furthermore, as a subsidiary of AIG, we are subject to the covenants in the FRBNY Credit Agreement and our credit agreements with AIG Funding also contain restrictive covenants. The covenants in these credit agreements restrict, among other things, our ability to:

•	incur debt;

•	encumber our assets;

•	dispose of certain assets;

•	enter into sale-leaseback transactions;

•	make equity or debt investments in other parties;

•	make capital expenditures; and

•	pay dividends and distributions.

These covenants may affect our ability to operate and finance our business as we deem appropriate, including our ability to incur secured indebtedness or sell aircraft in order to meet our liquidity needs..

Management’s Plans

Because we cannot determine if the commercial paper market will be available to us or when the unsecured debt markets may become fully available to us again, we are currently seeking other ways to fund our aircraft purchase commitments and future maturing obligations.

We are currently seeking the following sources of funding, as discussed in greater detail above under “Liquidity”:

•	We intend to continue to seek financing available under our 2004 ECA facility. At December 31, 2009, we had approximately $682 million available for the financing of Airbus aircraft under our 2004 ECA facility. As a result of our current long-term debt ratings, we are required to receive written consent from the security trustee before we can fund future Airbus aircraft deliveries. We obtained consent for 19 of the 24 Airbus aircraft we purchased since March 17, 2009, when the security trustee’s consent became required. We financed the 19 aircraft under the facility during 2009, and subsequent to December 31, 2009, we obtained consent for and expect to finance the remaining five aircraft delivered in the fourth quarter of 2009 in March 2010.

•	We are currently seeking secured financings aggregating $750 million from various institutions. Under our existing debt agreements we and our subsidiaries have certain restrictions, as mentioned above, and currently have approximately $800 million available to us for additional secured financings.

•	We are currently pursuing potential aircraft sales that could aggregate up to $3.5 billion in proceeds. Significant uncertainties exist regarding whether we could reach an agreement with buyers, what the terms of any potential sale would be and whether the FRBNY would approve any agreement reached by our Board of Directors. Because the current market for aircraft is depressed due to the economic downturn and limited availability of buyer financing, a sale would likely result in a realized loss, which could be material to our results of operations for an individual reporting period. If the sales portfolios on offer result in sales, there will be an aging of the ILFC aircraft fleet. The portfolios are not cross sections of the ILFC aircraft fleet, but consist of primarily younger aircraft.

The FRBNY collateral pool is very large and consists of younger, in production aircraft. The FRBNY must approve all sales and secured borrowing, other than borrowing under the 2004 ECA facility. We cannot predict how this will impact the timing and conclusion of any potential sales.

If the above sources of liquidity are not sufficient to meet our contractual obligations as they come due over the next twelve months, we will seek additional funding from AIG, which funding would be subject to the consent of the FRBNY.

As stated in AIG’s annual report on Form 10-K for the period ended December 31, 2009, AIG intends to provide support to us through February 28, 2011, to the extent that secured financing, aircraft sales and other sources of funds are not sufficient to meet liquidity needs.

Management’s Assessment and Conclusion

In assessing our current financial position, liquidity needs and ability to meet our obligations as they come due, management made significant judgments and estimates with respect to the potential financial and liquidity effects of our risks and uncertainties, including but not limited to:

•	credit ratings downgrade risk which could further reduce our ability to access public debt markets and our private debt;

•	financing requirements for future debt repayments and aircraft purchase commitments;

•	the potential financing sources discussed above;

•	cash flows from operations, including potential non-performance of lessees and the mitigation of such impact on revenue due to repossession rights, security deposits and overhaul rentals; and

•	cash flows generated from potential sales of aircraft portfolios and any uncertainties associated with those sales.

Based on AIG’s expressed intention to support us, its recent funding of $2.2 billion to us to repay our maturing debt, and management’s plans as described above, and after consideration of the risks and uncertainties of such plans, management believes we will have adequate liquidity to finance and operate our business and repay our obligations for at least the next twelve months.

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

Our Relationship with AIG

AIG has experienced liquidity problems that began in the third quarter of 2008 and, as a result, it has entered into a series of transactions with the FRBNY and the U.S. Department of the Treasury.

The FRBNY Credit Agreement

As more fully described in AIG’s annual report on Form 10-K for the period ended December 31, 2009, the FRBNY Credit Agreement obligations are guaranteed by certain AIG subsidiaries and the obligations are secured by a pledge of certain assets of AIG and its subsidiaries. As a subsidiary of AIG, we are subject to covenants under the FRBNY Credit Agreement, including covenants that may, among other things, limit our ability to incur debt, encumber or sell our assets, enter into sale-leaseback transactions, make equity or debt investments in other parties and pay distributions and dividends. In addition, although we are not a guarantor of the FRBNY Credit Agreement and did not pledge any assets to secure AIG’s obligation under that agreement, in connection with our borrowings from AIG Funding, in order to receive the FRBNY’s consent to the loans we did guarantee the repayment of AIG’s obligations under the FRBNY Credit Agreement up to an amount equal to the aggregate outstanding balance of our term loans from AIG Funding. AIG is required to repay the FRBNY Credit Agreement primarily from proceeds on sales of assets, including businesses. AIG is exploring divestiture opportunities for its non-core businesses and is exploring alternative restructuring opportunities for us.

AIG Going Concern Consideration

In connection with the preparation of its annual report on Form 10-K for the year ended December 31, 2009, AIG management assessed whether AIG has the ability to continue as a going concern. Based on the U.S. government’s continuing commitment, the agreements in principle and the other expected transactions with the FRBNY and the U.S. Department of the Treasury, AIG management’s plans to stabilize its businesses and dispose of certain assets, and after consideration of the risks and uncertainties to such plans, AIG management indicated in the AIG annual report on Form 10-K for the year ended December 31, 2009 that it believes that it will have adequate liquidity to finance and operate its businesses, execute its asset disposition plan and repay its obligations for at least the next twelve months. It is possible that the actual outcome of one or more of AIG management’s plans could be materially different, or that one or more of AIG management’s significant judgments or estimates about the potential effects of these risks and uncertainties could prove to be materially incorrect. If one of more of these possible outcomes is realized, AIG may need additional U.S. government support to meet its obligations as they come due. If AIG is not able to continue as a going concern it will have a significant impact on our operations, including limiting our ability to issue new debt and to receive additional support from AIG.

Debt Financings

We generally fund our operations, including aircraft purchases, through available cash balances, cash flows from operations, and debt financings. We borrow funds to purchase new and used flight equipment, make progress payments during aircraft construction and pay off maturing debt obligations. In the past these funds were borrowed principally on an unsecured basis from various sources and include both public debt and bank facilities. In 2009, these funds were primarily provided by AIG Funding and other secured financings. At December 31, 2009, we were in compliance in all material respects with the covenants in our debt agreements, including our financial covenants to maintain a maximum ratio of consolidated indebtedness to consolidated tangible net worth, a minimum fixed charge coverage ratio and a minimum consolidated tangible net worth.

During the year ended December 31, 2009, we borrowed $5.3 billion and $3.5 billion was provided by operating activities. The $5.3 billion borrowed included $1.1 billion borrowed under our 2004 ECA facility to fund Airbus aircraft purchases, $3.9 billion borrowed from AIG Funding to fund our other liquidity needs, including repaying our maturing debt obligations as they became due, and $0.3 billion of other financing arrangements. We had $336.9 million in cash and cash equivalents at December 31, 2009.

Our debt financing was comprised of the following at the following dates:

	December 31,
	2009	2008
	(Dollars in thousands)

Secured
ECA Financings	$3,004,763	$2,436,296
Loans from AIG Funding	3,909,567	—
Other Secured Financings(a)	153,116	—

	7,067,446	2,436,296
Unsecured
Commercial Paper	—	1,752,000
Public Bonds and Medium-Term Notes	16,566,099	19,748,541
Bank Debt	5,087,750	7,558,750

	21,653,849	29,059,291

Total Secured and Unsecured Debt Financing	28,721,295	31,495,587
Less: Deferred Debt Discount	(9,556)	(18,919)

	28,711,739	31,476,668
Subordinated Debt	1,000,000	1,000,000

	$29,711,739	$32,476,668

Selected interest rates and ratios which include the effect of derivative instruments:
Composite interest rate	4.35%	4.51%
Percentage of total debt at fixed rate	58.64%	63.89%
Composite interest rate on fixed debt	5.42%	5.41%
Bank prime rate	3.25%	3.25%

(a)	Of this amount, $129.6 million is non-recourse to ILFC. These secured financings were incurred by Variable Interest Entities and consolidated.

The above amounts represent the anticipated settlement of our currently outstanding debt obligations. Certain adjustments required to present currently outstanding hedged debt obligations have been recorded and presented separately on the balance sheet, including adjustments related to foreign currency hedging and interest rate hedging activities. We have eliminated the currency exposure arising from foreign currency denominated notes by hedging the notes through swaps. Foreign currency denominated debt is translated into US dollars using exchange rates as of each balance sheet date. The foreign exchange adjustment for the foreign currency denominated debt hedged with derivative contracts was $391.1 million and $338.1 million at December 31, 2009 and 2008, respectively. Composite interest rates and percentages of total debt at fixed rates reflect the effect of derivative instruments. Our lower composite interest rate at December 31, 2009, compared to December 31, 2008, is driven by a decrease in short-term interest rates.

ECA Financings

Export Credit Facilities:  We entered into ECA facilities in 1999 and 2004. The 2004 ECA facility is currently used to fund purchases of Airbus aircraft, while new financings are no longer available to us under the 1999 ECA facility. The loans made under the ECA facilities are used to fund a portion of each aircraft’s net purchase price.

In January 1999, we entered into the 1999 ECA facility to borrow up to $4.3 billion for the purchase of Airbus aircraft delivered through 2001. We used $2.8 billion of the amount available under this facility to finance purchases of 62 aircraft. Each aircraft purchased was financed by a ten-year fully amortizing loan with interest rates ranging from 5.753% to 5.898%. The loans are guaranteed by various European Export Credit Agencies. We have collateralized the debt by a pledge of the shares of a wholly-owned subsidiary that holds title to the aircraft financed under the facility. At December 31, 2009, 32 loans with an aggregate principal value of $146.1 million remained outstanding under the facility and the net book value of the related aircraft was $1.8 billion. Twenty-one of the loans outstanding under the 1999 ECA facility are scheduled to mature during 2010.

In May 2004, we entered into the 2004 ECA facility, which was amended in May 2009 to allow us to borrow up to $4.6 billion for the purchase of Airbus aircraft delivered through June 30, 2010. Funds become available under this facility when the various European Export Credit Agencies provide guarantees for aircraft based on a forward-looking calendar. The financing is for a ten-year fully amortizing loan per aircraft at an interest rate determined through a bid process. We have collateralized the debt by a pledge of the shares of a wholly-owned subsidiary that holds title to the aircraft financed under this facility. As of December 31, 2009, we had financed 66 aircraft using approximately $4 billion under this facility and approximately $2.9 billion was outstanding. The interest rates are either fixed or based on LIBOR. At December 31, 2009, the interest rates of the outstanding loans ranged from 0.45% to 4.71%. The net book value of the related aircraft was approximately $4.0 billion at December 31, 2009. As of February 25, 2010, we had approximately $682 million available under this facility.

Under the terms of our 1999 and 2004 ECA facilities, our current long-term debt ratings impose the following restrictions: (i) we must receive written consent from the security trustee before we can fund Airbus aircraft deliveries under the 2004 ECA facility; (ii) we must segregate all security deposits, maintenance reserves, and rental payments received under the leases of the aircraft financed under the 1999 and 2004 ECA facilities into separate accounts controlled by the security trustees (segregated rental payments will be used to pay principal and interest on the outstanding debt); and (iii) we must file individual mortgages on the aircraft funded under the 1999 and 2004 ECA facilities in the local jurisdictions in which the respective lessees operate. At December 31, 2009, we had segregated security deposits, maintenance reserves and rental payments aggregating approximately $315 million related to aircraft funded under the 1999 and 2004 ECA facilities. The segregated amounts will fluctuate with changes in deposits, maintenance reserves, and debt maturities related to the aircraft funded under the facilities.

Since March 17, 2009, when the security trustee’s consent became required to finance aircraft purchases under the 2004 ECA facility, we obtained consent for and financed all 19 Airbus aircraft delivered through September 30, 2009 under the facility, and subsequent to December 31, 2009, we obtained consent for and expect to finance all five Airbus aircraft delivered during the fourth quarter of 2009 in March 2010. To the extent the security trustee of the 2004 ECA facility does not allow us to fund future purchases of Airbus aircraft under the facility, we would have to locate other sources of financing to fund these purchases, as described in greater detail above under “Liquidity,” which would put additional strain on our liquidity.

Loans from AIG Funding

In March 2009 we entered into two demand note agreements aggregating $1.7 billion with AIG Funding in order to fund our liquidity needs. Interest on the notes was based on LIBOR with a floor of 3.5%. On October 13, 2009, we amended and restated the two demand note agreements, including extending the maturity dates, and entered into a new $2.0 billion credit agreement with AIG Funding. We used the proceeds from the $2.0 billion loan to repay in full our obligations under our $2.0 billion revolving credit facility that matured on October 15, 2009. On December 4, 2009, we borrowed an additional $200 million from AIG Funding to repay maturing debt. The amount was added to the principal balance of the new credit agreement. These loans, aggregating $3.9 billion, mature on September 13, 2013 and are due in full at maturity with no scheduled amortization. The loans bore interest at a rate of 3-month LIBOR plus 3.025%, which was subsequently raised to 6.025%, as discussed below. The funds for the loans were provided to AIG Funding by the FRBNY pursuant to the FRBNY Credit Agreement. In order to receive the FRBNY’s consent to the loans, we entered into guarantee agreements to guarantee the repayment of AIG’s obligations under the FRBNY Credit Agreement up to an amount equal to the aggregate outstanding balance of the loans.

These loans (and the related guarantees) are secured by (i) a portfolio of aircraft and all related equipment and leases, with an aggregate average appraised value as of September 30, 2009 of approximately $7.4 billion plus additional temporary collateral with an aggregate average appraised value as of September 30, 2009 of approximately $10 billion that will be released upon the perfection of certain security interests, as described below; (ii) any and all collection accounts into which rent, maintenance reserves, security deposits and other amounts owing are paid under the leases of the pledged aircraft; and (iii) the shares or other equity interests of certain subsidiaries of ours that may own or lease the pledged aircraft in the future. In the event the appraised value of the collateral held falls below certain levels, we will be forced either to prepay a portion of the term loans without penalty or premium, or to grant additional collateral.

We are also required to prepay the loans, without penalty or premium, upon (i) the sale of an aircraft (other than upon the sale or transfer to a co-borrower under the loans) in an amount equal to 75% of the net sale proceeds; (ii) the receipt of any hull insurance, condemnation or other proceeds in respect of any event of loss suffered by a pledged aircraft in an amount equal to 75% of the net proceeds received on account thereof; and (iii)  the removal of an aircraft from the collateral pool (other than in connection with the substitution of a non-pool aircraft for such removed aircraft in accordance with the terms of the loans) in an amount equal to 75% of the most recent appraised value of such aircraft. We are also required to repay the loans in full upon the occurrence of a change in control, which is defined in the loan agreements to include AIG ceasing to beneficially own 100% of our equity interests. We may voluntarily prepay the loans in part or in full at any time without penalty or premium.

The loans contain customary affirmative and negative covenants and include restrictions on asset transfers and capital expenditures. The loans also contain customary events of default, including an event of default under the loans if an event of default occurs under the FRBNY Credit Agreement. One event of default under the loans was the failure to perfect security interests, for the benefit of AIG Funding and the FRBNY, in certain aircraft pledged as collateral by December 1, 2009. We were unable to perfect certain of these security interests in a manner satisfactory to the FRBNY by December 1, 2009, and as a result entered into temporary waivers and amendments which (i) will allow us to release the temporary collateral of approximately $10 billion once we have completed the transfer of all the aircraft pledged as security to special purpose entities and perfected the security interests of all such aircraft for the benefit of AIG Funding and the FRBNY; (ii) required us to add certain aircraft leasing subsidiaries as co-obligors on the loans; and (iii) will require us to transfer pledged aircraft to special purpose entities within a prescribed time period (not less than three months from the date of notice) upon request, at any time, by AIG Funding (the “Transfer Mandate”). Pursuant to the temporary waiver and amendment, until all perfection requirements with regard to the pledged aircraft have been satisfied, the interest rate was raised to three-month LIBOR plus 6.025%, of which 3.0% is permitted to be paid-in-kind and is added to the principal balance of the loans. Additionally, if we do not comply with any Transfer Mandate within the prescribed time period, we will be in default under the loan agreements with AIG Funding and the interest rate may increase to three-month LIBOR with a 2% floor plus 9.025%. As of February 25, 2010, the FRBNY had not presented us with any Transfer Mandate. Within 30 days after our compliance with the perfection requirements for all of the pledged aircraft, including the transfer of all such aircraft to special purpose entities, a pool of aircraft with a 50% loan-to-value ratio will be selected by AIG Funding and the FRBNY from the pledged aircraft, and the additional temporary collateral with an aggregate appraised value of approximately $10 billion at September 30, 2009 will be released.

Other Secured Financing Arrangements

In May 2009, ILFC provided $39.0 million of subordinated financing to an entity, which we have determined is a Variable Interest Entity (“VIE”) of which we are the primary beneficiary. The primary beneficiary of a VIE is the party with the variable interest in the entity that absorbs the majority of the expected losses of the VIE, receives the majority of the expected residual returns of the VIE, or both. See Note M of Notes to Consolidated Financial Statements. Accordingly, we consolidate the entity into our consolidated financial statements. The entity used these funds and an additional $106.0 million borrowed from third parties to purchase an aircraft, which the entity leases to an airline. ILFC acts as servicer of the lease for the entity. The $106.0 million loan has two tranches. The first tranche is $82.0 million, fully amortizes over the lease term, and is non-recourse to ILFC. The second tranche is $24.0 million, partially amortizes over the lease term, and is guaranteed by ILFC. Both tranches of the loan are secured by the aircraft and the lease receivables. Both tranches have nine-year terms with interest rates based on LIBOR. At December 31, 2009, the interest rates on the $82.0 million and $24.0 million tranches were 3.385% and 5.085%, respectively. The entity entered into two interest rate cap agreements to economically hedge the related LIBOR interest rate risk in excess of 4.00%. At December 31, 2009, $100.6 million was outstanding and the net book value of the aircraft was $142.1 million.

In June 2009, we borrowed $55.4 million through a wholly-owned subsidiary that is considered a VIE and owns one aircraft leased to an airline. The loan is non-recourse to ILFC and the loan is secured by the aircraft and the lease receivables. The interest rate on the loan is fixed at 6.58%. At December 31, 2009, $52.5 million was outstanding and the net book value of the aircraft was $94.6 million.

Commercial Paper and Other Short-Term Debt

Commercial Paper: We have a $6.0 billion Commercial Paper Program and we had access to the FRBNY Commercial Paper Funding Facility (“CPFF”) from October 2008 through January 2009. As previously discussed under “Liquidity,” we are unable to issue new commercial paper with our current short-term debt ratings and we cannot determine if the commercial paper markets will be available to us again. At December 31, 2009, we have no commercial paper outstanding.

Other short-term financing: In April 2009, we entered into a $100.0 million 90-day promissory note agreement with a supplier in connection with the purchase of an aircraft. The interest rate was fixed at the annual rate of 5.00%. The note was paid in full on July 22, 2009, when it matured.

Public Bonds and Medium-Term Notes

Although legally available, debt issuance under our automatic shelf registration statement and our $7.0 billion Euro medium-term note programme is limited. The table below shows the maximum offerings available and amount outstanding under our sources of public debt:

	Maximum		Issued as of
	Offering		December 31, 2009
(Dollars in millions)
Registration statement dated August 7, 2009(a)	Unlimited	(b)	$—
Euro Medium-Term Note Programme dated September 4, 2009(b)(d)	7,000		1,903	(c)

(a)	We may establish new medium-term note programs under this new shelf registration statement when the public debt markets become fully available to us again. We currently have the ability to issue debt under the shelf registration statement in individual transactions, although the cost of funding has not been attractive to us.

(b)	As a result of our Well Known Seasoned Issuer (“WKSI”) status, we have an unlimited amount of debt securities registered for sale.

(c)	We have hedged the foreign currency risk of the notes through foreign currency swaps.

(d)	This is a perpetual program. As a bond issue matures, the principal amount of that bond becomes available for new issuances under the program.

At December 31, 2009, we had public bonds and medium-term notes in the amount of $16.6 million that were issued under prior registration statements. The interest rate on most of our public debt currently outstanding is effectively fixed for the terms of the notes.

Bank Debt

Revolving Credit Facilities:  We previously entered into three unsecured revolving credit facilities with an original group of 35 banks for an aggregate amount of $6.5 billion, consisting of a $2.0 billion tranche that expired and was paid in full in October 2009, a $2.0 billion tranche that expires in October 2010, and a $2.5 billion tranche that expires in October 2011. These revolving credit facilities provide for interest rates that vary according to the pricing option selected at the time of borrowing. Pricing options include a base rate, a rate ranging from 0.25% over LIBOR to 0.65% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The credit facilities are subject to facility fees, currently 0.2% of amounts available. We are currently paying the maximum fees under the facilities. The fees are based on our current credit ratings and may decrease in the event of upgrades to our ratings. As of December 31, 2009, the maximum amount available of $4.5 billion under our active revolving credit facilities was outstanding and interest was accruing on the outstanding loans with interest rates based on LIBOR ranging from 0.91% to 0.93%. If AIG sells 51% or more of our equity interests without our lenders’ consent, it would be an event of default under our revolving credit facilities and would allow our lenders to declare our debt immediately due and payable.

Term Loans:  From time to time, we enter into funded bank financing arrangements. As of December 31, 2009, $0.6 billion was outstanding under these term loan agreements, which have varying maturities through February 2012. The interest rates are based on LIBOR with spreads ranging from 0.30% to 0.40%. At December 31, 2009, the interest rates ranged from 0.55% to 0.68%. If AIG sells 51% or more of our equity interests without our lenders’ consent, it would be an event of default under our funded bank financing agreements and would allow our lenders to declare our debt immediately due and payable.

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

We had four foreign currency swaps that were not designated as hedges prior to April 1, 2007, and our interest rate cap agreements were not designated as hedges in 2009. At December 31, 2009, 2008 and 2007, all our interest rate swap and foreign currency swap agreements were designated as and accounted for as cash flow hedges and we had not designated our interest rate cap agreements as hedges.

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

The counterparty to our interest rate swap and foreign currency swap agreements is AIGFP, a non-subsidiary affiliate. The swap agreements are subject to a bilateral security agreement and a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. Failure of the instruments or counterparty to perform under the derivative contracts would have a material impact on our results of operations and cash flows. The counterparty to our interest rate cap agreements is an independent third party with whom we do not have a master netting agreement. The net fair value of our derivatives was decreased by adjustments related to our counterparties’ credit risk and liquidity risk aggregating $4.0 million for the year ended December 31, 2009. The calculation of counterparties’ credit risks and liquidity risks aggregated $24.2 million and $19.8 million at December 31, 2009 and 2008, respectively.

Credit Ratings

The following table summarizes our current ratings and outlook by Fitch Ratings, Inc. (“Fitch”), Moody’s Investor Service, Inc. (“Moody’s”), and Standard & Poor’s, a division of the McGraw-Hill Companies, Inc. (“S&P”), the nationally recognized ratings agencies:

Rating Agency	Long-Term Debt	Corporate Rating	Credit Watch/Review	Date of Last Action

Fitch	BB	Not rated	Negative	February 17, 2010
Moody’s	B1	Not rated	Negative	December 18, 2009
S&P	BB+	BBB−	Negative	January 25, 2010

These credit ratings are the current opinions of the rating agencies. As such, they may be changed, suspended or withdrawn at any time by the rating agencies as a result of various circumstances including changes in, or unavailability of, information.

Our current long-term debt ratings impose the following restrictions under the 1999 and 2004 ECA facilities: (i) we need written consent from the security trustee before we can fund Airbus aircraft deliveries under the 2004 ECA facility; (ii) we must segregate all security deposits, maintenance reserves, and rental payments related to the aircraft financed under the 1999 and 2004 ECA facilities into separate accounts controlled by the security trustees (segregated rental payments will be used to pay principal and interest on the outstanding debt); and (iii) we must file individual mortgages on the aircraft funded under the facilities in the local jurisdictions in which the respective lessees operate.

While a ratings downgrade does not result in a default under any of our debt agreements, it would adversely affect our ability to issue unsecured debt, obtain new financing arrangements or renew existing arrangements, and would increase the cost of such financing arrangements.

The following table summarizes our contractual obligations at December 31, 2009.

Existing Commitments

	Commitments Due by Year
	Total	2010	2011	2012	2013	2014	Thereafter
	(Dollars in thousands)

Public, Bonds and Medium-term Notes	$16,566,099	$4,021,085	$4,379,556	$3,571,492	$3,541,687	$1,041,717	$10,562
Bank Credit Facilities	4,500,000	2,000,000	2,500,000	—	—	—	—
Bank Term Loans	587,750	102,750	335,000	150,000	—	—	—

ECA Financings	3,004,763	513,202	425,185	396,138	396,138	391,041	883,059
Loans from AIG Funding	3,909,567	—	—	—	3,909,567	—	—
Other Secured Financings	153,116	13,280	13,901	14,878	15,963	36,716	58,378
Subordinated Debt	1,000,000	—	—	—	—	—	1,000,000
Interest Payments on Debt Outstanding(a)(b)(c)	6,890,948	1,279,554	1,030,568	740,569	484,324	146,584	3,209,349
Operating Leases(d)(e)	71,312	11,524	11,968	12,448	12,947	13,362	9,063
Pension Obligations(f)	8,483	1,268	1,319	1,370	1,431	1,512	1,583
Tax Benefit Sharing Agreement Due to AIG	85,000	85,000	—	—	—	—	—
Purchase Commitments	13,698,800	242,700	247,600	639,400	2,150,000	1,396,300	9,022,800

Total	$50,475,838	$8,270,363	$8,945,097	$5,526,295	$10,512,057	$3,027,232	$14,194,794

Contingent Commitments

	Contingency Expiration by Year
	Total	2010	2011	2012	2013	2014	Thereafter
	(Dollars in thousands)

Asset Value Guarantees(g)	$529,708	$—	$27,841	$78,950	$96,003	$14,300	$312,614
Loan Guarantees	26,891	2,520	—	—	—	—	24,371

Total(h)	$556,599	$2,520	$27,841	$78,950	$96,003	$14,300	$336,985

(a)	Includes interest on loans from AIG Funding.

(b)	Future interest payments on floating rate debt are estimated using floating interest rates in effect at December 31, 2009.

(c)	Includes the effect of interest rate and foreign currency derivative instruments.

(d)	Excludes fully defeased aircraft sale-lease back transactions.

(e)	Minimum rentals have not been reduced by minimum sublease rentals of $7.9 million receivable in the future under non-cancellable subleases.

(f)	Our pension obligations are part of intercompany expenses, which AIG allocates to us on an annual basis. The amount is an estimate of such allocation. The column “2010” consists of total estimated allocations for 2010 and “Thereafter” has not been estimated. The amount allocated has not been material to date.

(g)	From time to time, we participate with airlines, banks and other financial institutions in the financing of aircraft by providing asset guarantees, put options, or loan guarantees collateralized by aircraft. As a result, should we be called upon to fulfill our obligations, we would have recourse to the value of the underlying aircraft.

(h)	Excluded from total contingent commitments are $165.8 million of uncertain tax liabilities and any effect of net tax liabilities. See Note I of Notes to Consolidated Financial Statements. The future cash flows to these liabilities are uncertain and we are unable to make reasonable estimates of the outflows.

Variable Interest Entities

Our leasing and financing activities require us to use many forms of special purpose entities to achieve our business objectives and we have participated to varying degrees in the designs and formation of these special purpose entities. A majority of these entities are wholly-owned; we are the primary or only variable interest holder, we are the only decision maker and we guarantee all the activities of the entities. However, these entities meet the definition of a VIE because they do not have sufficient equity to operate without our subordinated financial support in the form of intercompany notes and loans which serve as equity. We have variable interest in other entities in which we have determined that we are the primary beneficiary, because by design we absorb the majority of the risks and rewards. Further, since we control and manage all aspects of the entities, the related aircraft are included in Flight equipment under operating leases and the related borrowings are included in Debt Financings on our Consolidated Balance Sheets.

In addition to the above entities ILFC has variable interests in ten entities to which we previously sold aircraft. The interests include debt financings, preferential equity interests, and in some cases providing guarantees to banks which had provided the secured senior financings to the entities. Each entity owns one aircraft. The individual financing agreements are cross-collateralized by the aircraft. We have determined that we are the primary beneficiary of these entities because we have exposure to the majority of the risks and rewards of these entities. We do not, however, have legal or operational control over and we do not own the assets nor are we directly obligated for the liabilities of these entities. As such, the assets and liabilities of these entities are presented separately on our Consolidated Balance Sheets. Assets in the amount of $79.7 million and $98.7 million and liabilities in the amount of $6.5 million and $10.7 million are included in our 2009 and 2008 Consolidated Balance Sheets and net expenses in the amounts of $7.2 million, $2.3 million, and $3.8 million are included in our Consolidated Statements of Income for the years ended December 31, 2009, 2008, and 2007, respectively, for these entities. We have a credit facility with these entities to provide financing up to approximately $13.6 million, of which approximately $8.4 million was borrowed at December 31, 2009. The maximum exposure to loss for these entities is $79.7 million, which is the total recorded asset balance of these entities.

Results of Operations

2009 Compared to 2008

Revenues from rentals of flight equipment increased 6.7% to $5,275.2 million for the year ended December 31, 2009, from $4,943.4 million for the year ended December 31, 2008. The number of aircraft in our fleet increased to 993 at December 31, 2009, compared to 955 at December 31, 2008. Revenues from rentals of flight equipment increased (i) $323.9 million due to the addition of new aircraft to our fleet after December 31, 2008, and aircraft in our fleet as of December 31, 2008 that earned revenue for a greater number of days during the year ended December 31, 2009 than during the year ended December 31, 2008; (ii) $76.3 million due to an increase in the number of leases containing overhaul provisions, resulting in an increase in the aggregate hours flown on which we collect overhaul revenue; and (iii) $7.0 million due to lower charges taken related to the early termination of six lease agreements in 2009 compared to ten lease agreements in 2008. These revenue increases were partially offset by (i) a $37.7 million decrease due to lower lease rates on aircraft in our fleet during both periods, that were re-leased or had lease rate changes between the two periods; (ii) a $25.8 million decrease in lost revenue relating to aircraft in transition between lessees, primarily resulting from repossessions of aircraft from airlines who filed for bankruptcy protection or ceased operations; (iii) a $14.8 million decrease related to aircraft in service during the year ended December 31, 2008, and sold prior to December 31, 2009; and (iv) a $2.9 million decrease due to a straight-line adjustment taken in 2008, which increased the 2008 lease revenue. Eight aircraft in our fleet were not subject to a signed lease agreement or a signed letter of intent at December 31, 2009, seven of which were subsequently leased.

In addition to leasing operations, we engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment on a principal and commission basis. We incurred a loss of $11.7 million from flight equipment marketing for the year ended December 31, 2009, compared to revenues of $46.8 million for the year ended December 31, 2008. The loss incurred for the year ended December 31, 2009, was due to renegotiated leases which converted three operating leases into sales-type leases. We sold nine aircraft, three of which were accounted for as sales-type leases, for the year ended December 31, 2009. In comparison, we sold 11 aircraft during the same period 2008, one of which was accounted for as a sales-type lease. Additionally, we sold one engine during the year ended December 31, 2008.

Interest and other revenue decreased to $58.2 million for the year ended December 31, 2009, compared to $98.3 million for the year ended December 31, 2008, due to (i) a $20.3 million decrease in interest income which was directly related to customers paying down principal balances of Notes receivable and Net investment in finance and sales-type leases during 2009 and a decrease in interest rates; (ii) a $15.1 million decrease in security deposits forfeitures related to nonperformance by customers; (iii) an $8.1 million decrease in settlement and sales of claims against bankrupt airlines; (iv) a $7.3 million decrease in revenues related to our consolidated noncontrolled VIEs; and (v) other minor decreases aggregating $3.9 million. The decreases were offset by (i) a $9.2 million increase in foreign exchange gains; and (ii) a $5.4 million increase in proceeds received in excess of book value related to a loss of an aircraft.

Interest expense decreased to $1,365.5 million in 2009 compared to $1,576.7 million in 2008 as a result of lower short-term interest rates and a decrease in average outstanding debt to $31.1 billion in 2009 compared to $31.5 billion in 2008. Our average composite interest rate decreased to 4.43% at December 31, 2009, from 4.83% at December 31, 2008.

Our composite borrowing rates fluctuated as follows from December 2006 to December 2009:

ILFC Composite Interest Rates and Prime Rates

The effect from derivatives, net of change in hedged items due to changes in foreign exchange rates was income of $21.5 million and expenses of $39.9 million for the years ended December 31, 2009 and 2008, respectively. The income effect for the year ended December 31, 2009, includes $9.7 million of gains on matured swaps compared to losses on matured swaps of $22.1 million for the year ended December 31, 2008. If hedge accounting treatment is not applied during the entire life of the derivative, or the hedge is not perfectly effective for some part of its life, a gain or loss will be realized at the maturity of the swap. See Note O of Notes to Consolidated Financial Statements.

Depreciation of flight equipment increased 5.1% to $1,959.4 million for the year ended December 31, 2009, compared to $1,864.7 million for the year ended December 31, 2008 due to the addition of new aircraft to our leased fleet, which increased the total cost of the fleet to $57.7 billion at December 31, 2009 from $55.4 billion at December 31, 2008.

Provision for overhauls increased to $347.0 million for the year ended December 31, 2009, compared to $264.6 million for the year ended December 31, 2008, due to (i) an increase in the number of leases with overhaul provisions; (ii) an increase in hours flown resulting in an increase the estimated future reimbursements; and (iii) an increase in actual and expected overhaul related expenses.

Selling, general and administrative expenses increased to $196.7 million for the year ended December 31, 2009, compared to $183.4 million for the year ended December 31, 2008, due to (i) a $10.2 million increase in salary and employee related expenses, including accrued and unpaid performance incentive and retention bonuses; (ii) a $9.4 million increase in operating expenses to support our growing fleet; and (iii) other minor increases aggregating $0.6 million. The increases were offset by (i) a $4.5 million decrease in write downs of notes receivable and (ii) a $2.4 million decrease in expenses related to our consolidated noncontrolled VIEs.

Other expenses for the year ended December 31, 2009, consisted of (i) $52.9 million in aircraft impairment charges on three older aircraft and (ii) a $7.5 million charge taken in the first quarter of 2009 related to an aircraft classified as aircraft held for sale and subsequently sold.

Other expenses for the year ended December 31, 2008, consisted of (i) a charge of $18.1 million related to a write down of a secured note to fair value (see Note N of Notes to the Consolidated Financial Statements) and (ii) a charge of $28.5 million related to a notes receivable secured by aircraft which became uncollectible when Alitalia filed for bankruptcy protection and rejected the leases of the aircraft securing the note. The charge reflects the difference between the fair market value of the aircraft received and the net carrying value of the note.

Our effective tax rate for the years ended December 31, 2009 and 2008 remained relatively constant. Our effective tax rate continues to be impacted by minor permanent items and interest accrued on uncertain tax positions and prior period audit adjustments. Our reserve for uncertain tax positions increased by $44.3 million primarily due to the continued uncertainty of tax benefits related to the Foreign Sales corporation and Extraterritorial Income regimes, the benefits of which, if realized, would have a significant impact on our effective tax rate.

In 2002 and 2003 we participated in certain tax planning activities with our parent, AIG and related entities, which provided certain tax and other benefits to the AIG consolidated group. As a result of our participation, ILFC’s liability to pay tax under our tax sharing agreement increased. AIG agreed to defer $245.0 million of this liability until 2007 ($160.0 million) and 2010 ($85.0 million). The liability is recorded in Tax benefit sharing payable to AIG on our Consolidated Balance Sheets.

Accumulated other comprehensive loss was $138.2 million and $168.1 million at December 31, 2009 and 2008, respectively. Fluctuations in Accumulated comprehensive income are primarily due to changes in market values of cashflow hedges. See Note G of Notes to the Consolidated Financial Statements.

Results of Operations

2008 Compared to 2007

Revenues from rentals of flight equipment increased 7.8% to $4,943.4 million in 2008 from $4,587.6 million in 2007. The number of aircraft in our fleet increased to 955 at December 31, 2008, compared to 900 at December 31, 2007. Revenues from rentals of flight equipment increased (i)  $415.9 million due to the addition of aircraft to our fleet that earned revenue during all or part of the year ended December 31, 2008, compared to no or partial earned revenue during 2007; (ii)  $29.7 million due to higher lease rates for certain aircraft that were in our fleet during both periods; and (iii) a $2.9 million straight-line rent adjustment. The increases were partially offset by (i) a $38.8 million decrease related to aircraft in service during the period ended December 31, 2007, and sold prior to December 31, 2008; (ii) a $24.1 million decrease due to lost revenue relating to aircraft in transition between lessees, primarily resulting from repossessions of aircraft from airlines who filed for bankruptcy protection or ceased operations; (iii) a $16.7 million decrease due to a decrease in the number of hours flown, on which we collect overhaul revenue; and (iv) a $13.1 million charge related to the early termination of ten ATA lease agreements. We had two aircraft in our fleet that were not subject to a signed lease agreement or a signed letter of intent at December 31, 2008, one of which was subsequently leased.

In addition to leasing operations, we engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment on a principal and commission basis. Revenues from flight equipment marketing increased to $46.8 million for the year ended December 31, 2008, compared to $30.6 million for the year ended December 31, 2007, due to an increase in the number of, and the different types of, flight equipment sold in 2008 compared to 2007. During the year ended December 31, 2008, we sold 11 aircraft, one of which was accounted for as a sales-type lease. During year ended December 31, 2007, we sold nine aircraft, one of which was accounted for as a finance lease and one of which was converted from an operating lease to a sales-type lease. We also sold one engine during each of the years ended December 31, 2008 and 2007.

Interest and other revenue decreased to $98.3 million for the year ended December 31, 2008, compared to $111.6 million for the year ended December 31, 2007, due to (i) a $21.6 million decrease in settlements or sale of claims against bankrupt airlines; (ii) an $11.5 million decrease in foreign exchange gains; and (iii) lower management and other miscellaneous fees aggregating a decrease of $10.6 million. These decreases were offset by (i) an $18.8 million increase in deposit forfeitures for nonperformance by customers and (ii) an $11.6 million increase in interest revenues on Notes receivables and finance and sales-type leases.

Interest expense decreased to $1,576.7 million for the year ended December 31, 2008, compared to $1,612.9 million for the year ended December 31, 2007, as a result of lower short-term interest rates offset by (i) an increase in average debt outstanding (excluding the effect of debt discount and foreign exchange adjustments), primarily borrowed to finance aircraft acquisitions, to $31.5 billion in 2008 compared to $29.7 billion in 2007 and (ii)  a $29.3 million put fee related to bonds issued in 1997. Our average composite interest rate decreased to 4.84% in 2008 from 5.20% in 2007.

The Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates was expenses of $39.9 million and $5.3 million for the years ended December 31, 2008 and 2007, respectively. The 2007 income effect includes a $16.0 million expense from derivatives with no hedge accounting treatment, net of foreign exchange gain or loss on the economically hedged item. We began applying hedge accounting for all our swap contracts at the beginning of the second quarter of 2007. The 2008 income effect includes $22.1 million of losses on matured swaps. If hedge accounting treatment is not applied during the entire life of the derivative, or the hedge is not perfectly effective for some part of its life, a gain or loss will be realized at the maturity of the swap. See Note O of Notes to Consolidated Financial Statements.

Depreciation of flight equipment increased 7.4% to $1,864.7 million for the year ended December 31, 2008, compared to $1,736.3 million for the year ended December 31, 2007 due to the addition of new aircraft to our leased fleet, which increased the total cost of the fleet to $55.4 billion in 2008 from $52.2 billion in 2007.

Provision for overhauls decreased to $264.6 million for the year ended December 31, 2008, compared to $290.1 million for the year ended December 31, 2007, due to (i) a decrease in the aggregate number of hours flown, on which we collect overhaul revenue, which results in a decrease in the estimated future reimbursements and (ii) a decrease in actual and expected overhaul related expenses.

Selling, general and administrative expenses increased to $183.4 million for the period ended December 31, 2008, compared to $152.3 million for the year ended December 31, 2007, due to (i) a $21.5 million increase in employee-related expenses and (ii) a $13.8 million increase in operating expenses to support our growing fleet. The increases were offset by minor savings aggregating $4.2 million.

Other expenses for the year ended December 31, 2008, consisted of (i) a charge of $18.1 million related to a write-down of a secured note to fair value (see Note N of Notes to the Consolidated Financial Statements) and (ii) a charge of $28.5 million related to a notes receivable secured by aircraft which became uncollectible when Alitalia filed for bankruptcy protection and rejected the leases of the aircraft securing the note. The charge reflects the difference between the fair market value of the aircraft received and the net carrying value of the note.

Our effective tax rate for the year ended December 31, 2008, increased to 35.8% in 2008 from 33.9% in 2007. The increase is primarily due to Internal Revenue Service (“IRS”) audit and interest adjustments related to 2007 and previous tax years recorded in 2008. Our effective tax rate continues to be impacted by minor permanent items and interest accrued on uncertain tax positions and prior period audit adjustments. Our reserve for uncertain tax positions increased by $51.0 million due to the continued uncertainty of tax benefits related to the Foreign Sales corporation and Extraterritorial Income regimes, the benefits of which, if realized, would have a significant impact on our effective tax rate.

In 2002 and 2003 we participated in certain tax planning activities with our parent, AIG and related entities, which provided certain tax and other benefits to the AIG consolidated group. As a result of our participation, ILFC’s liability to pay tax under our tax sharing agreement increased. AIG agreed to defer $245.0 million of this liability until 2007 ($160.0 million) and 2009 ($85.0 million). The liability is recorded in Tax benefit sharing payable to AIG on the 2008 Consolidated Balance Sheet.

Accumulated other comprehensive (loss) income was $(168.1) million and $(106.2) million at December 31, 2008 and 2007, respectively. Fluctuations in Accumulated other comprehensive income are primarily due to changes in market values of cashflow hedges. See Note G of Notes to the Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue, depreciation, overhaul reserves, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

We believe the following critical accounting policies, can have a significant impact on our results of operations, financial position and financial statement disclosures, and may require subjective and complex estimates and judgments.

Lease Revenue: We lease flight equipment principally under operating leases and report rental income ratably over the life of the lease. The difference between the rental income recorded and the cash received under the provisions of the lease is included in Lease receivables and other assets on our Consolidated Balance Sheets. Past-due rentals are recognized on the basis of management’s assessment of collectibility. Management monitors all lessees that are behind in lease payments and discusses relevant operational and financial issues facing the lessees with our marketing executives in order to determine the amount of rental income to recognize for past due amounts. Our customers make lease payments in advance and we generally recognize rental income only to the extent we have received payments or hold security deposits. In certain cases, leases provide for additional rentals based on usage. The usage may be calculated based on hourly usage or on the number of cycles operated, depending on the lease contract. A cycle is defined as one take-off and landing. The usage is typically reported monthly by the lessee. Rentals received, but unearned under the lease agreements, are recorded in Rentals received in advance on our Consolidated Balance Sheets until earned. Lease revenues from the rental of flight equipment have been reduced by payments received directly by us or by our customers from the aircraft and engine manufacturers.

Initial Indirect Costs: We treat as period cost internal and other costs incurred in connection with identifying, negotiating, and delivering aircraft to our lessees. Amounts paid by us to lessees or other parties in connection with the lease transactions are capitalized and amortized as a reduction to lease revenue over the lease term.

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

Management evaluates quarterly the need to perform a recoverability assessment as required under GAAP and performs a recoverability assessment of all aircraft in our fleet at least annually. An assessment is performed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. The undiscounted cash flows consist of cash flows from currently contracted leases, future projected lease rates and estimated residual or scrap values for each aircraft. Management is very active in the industry and develops the assumptions used in the recoverability analysis based on its knowledge of active lease contracts, current and future expectations of the global demand for a particular aircraft type and historical experience in the aircraft leasing market and aviation industry, as well as information received from third party industry sources. The factors considered in estimating the undiscounted cash flows are impacted by changes in future periods due to changes in contracted lease rates, economic conditions, technology, airline demand for a particular aircraft type and many of the risk factors discussed in Item 1A. “Risk Factors.” In the event that an aircraft does not meet the recoverability test, the aircraft will be recorded at fair value in accordance with our Fair Value Policy resulting in an impairment charge. Our Fair Value Policy is described below under “— Fair Value Measurements.”

We recorded impairment charges related to three aircraft in the fourth quarter of 2009. In monitoring the aircraft in our fleet for impairment charges, we identify those aircraft that are most susceptible to failing the recoverability assessment and monitor those aircraft more closely, which may result in more frequent recoverability assessments. The recoverability of these aircraft is more sensitive to changes in contractual cash flows, future cash flow estimates and residual values. These aircraft are typically older planes that are less in demand and have lower lease rates. As of December 31, 2009, we have, in addition to the three aircraft mentioned above, identified 14 aircraft as being susceptible to failing the recoverability test. These aircraft had a net book value of approximately $312 million at December 31, 2009. Management believes that the carrying value of these aircraft is supported by the estimated future undiscounted cash flows expected to be generated by each aircraft.

Derivative Financial Instruments: We employ a variety of derivative instruments to manage our exposure to interest rate risks and foreign currency risks. Accounting for derivatives is very complex. All derivatives are recognized on the balance sheet at their fair value. We obtain the values on a quarterly basis from AIG. When hedge treatment is achieved, the changes in market values related to the effective portion of the derivatives are recorded in other comprehensive income or in income, depending on the designation of the derivative as a cash flow hedge or a fair value hedge. The ineffective portion of the derivative contract is recorded in income. At designation of the hedge, we choose a method of effectiveness assessment, which we must use for the life of the contract. We use the “hypothetical derivative method” when we assess effectiveness. The calculation involves setting up a hypothetical derivative that mirrors the hedged item, but has a zero-value at the hedge designation date. The cumulative change in market value of the actual derivative instrument is compared to the cumulative change in market value of the hypothetical derivative. The difference is the calculated ineffectiveness and is recorded in income.

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

We also measure the fair value of certain assets and liabilities on a non-recurring basis, when GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable. These assets include aircraft and notes receivable. Liabilities include Asset Value Guarantees. We principally use the income approach to measure the fair value of these assets and liabilities. The income approach is based on the present value of cash flows from contractual lease agreements and projected future lease payments, including contingent rentals, net of expenses, which extend to the end of the aircraft’s economic life in its highest and best use configuration, as well as a disposition value based on expectations of market participants.

Income Taxes: We are included in the consolidated federal income tax return of AIG. Our tax provision is calculated on a separate return basis, adjusted to give recognition to the effects of net operating losses, foreign tax credits and the benefit of the Foreign Sales Corporation and Extraterritorial Income Exclusion provisions of the Internal Revenue Code to the extent they are currently realizable in AIG’s consolidated return. To the extent the benefit of a net operating loss is not utilized in AIG’s tax return, AIG will reimburse us upon the expiration of the loss carry forward period as long as we are still included in AIG’s consolidated federal tax return and the benefit would have been utilized if we had filed a separate consolidated federal income tax return. We calculate our provision using the asset and liability approach. This method gives consideration to the future tax consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on currently enacted tax rates. Deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

New Accounting Pronouncements

Recent Accounting Pronouncements:

We adopted the following accounting standards during 2009:

In December 2007, the FASB issued an accounting standard that changed the accounting for business combinations.

In December 2007, the FASB issued an accounting standard that changed the classification of non-controlling (i.e., minority) interests in the consolidated financial statements.

In March 2008, the FASB issued an accounting standard that requires enhanced disclosures about derivative instruments and hedging activities.

In December 2008, the FASB issued an accounting standard related to employers’ disclosures about post-retirement benefit plan assets.

In December 2008, the FASB issued an accounting standard that amends and expands the disclosure requirements regarding transfers of financial assets and a company’s involvement with VIEs.

In April 2009, the FASB issued an accounting standard that requires interim disclosures about fair value of financial instruments.

In April 2009, the FASB issued an accounting standard related to the recognition and presentation of other-than-temporary impairments.

In April 2009, the FASB issued an accounting standard related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.

In May 2009, the FASB issued an accounting standard that requires disclosure of the date through which a company evaluated the need to disclose events that occurred subsequent to the balance sheet date and whether that date represents the date the financial statements were issued or were available to be issued.

In June 2009, the FASB issued an accounting standard related to the establishment of FASB Accounting Standards Codification (“ASC”).

In August 2009, the FASB issued an accounting standards update to clarify how the fair value measurement principles should be applied when measuring liabilities carried at fair value.

Future Application of Accounting Standards:

In June 2009, the FASB issued an accounting standard related to accounting for transfers of financial assets.

In June 2009, the FASB issued an accounting standard related to the consolidation of VIEs.

For further discussion of these recent accounting standards and their application to us, see Note B of Notes to Consolidated Financial Statements.

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

We calculate the VaR with respect to the net fair value by using historical scenarios. This methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical information for interest rates and foreign exchange rates were used to construct the historical scenarios at December 31, 2009 and 2008. For each scenario, each financial instrument is re-priced. Scenario values for our operations are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum adverse deviation in net fair market value incurred by these scenarios with 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period is assumed in computing the VaR figure. The following table presents the average, high and low VaRs on a combined basis and of each component at market risk for our operations with respect to its fair value for the periods ended December 31, 2009 and 2008. The VaR decreased, despite the year-to-year growth in lease income, primarily due to significant decreases in yield volatilities.

ILFC Market Risk

	December 31, 2009			December 31, 2008
	Average	High	Low	Average	High	Low
	(Dollars in millions)

Combined	$46.5	$80.0	$35.9	$53.2	$96.2	$36.1
Interest Rate	46.6	80.0	36.2	53.7	97.6	36.5
Currency	0.3	0.7	0.1	1.0	1.6	0.7

Item 8.  Financial Statements and Supplementary Data

The response to this Item is submitted as a separate section of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

(A) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to our management, including the Acting Chief Executive Officer, President and Chief Operating Officer and the Vice Chairman and Chief Financial Officer (collectively the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Certifying Officers, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the year covered by this annual report. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

ILFC management, including the Certifying Officers, conducted an assessment of the effectiveness of ILFC’s internal control over financial reporting as of December 31, 2009 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). ILFC management has concluded that, as of December 31, 2009, ILFC’s internal control over financial reporting was effective based on the criteria in Internal Control — Integrated Framework issued by the COSO.

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

Variable Interest Entities

We have consolidated into our Consolidated Financial Statements, financial information related to certain Variable Interest Entities (“VIEs”) over which we do not have operational control. The assets and liabilities are presented separately on our Consolidated Balance Sheets. Our assessment of disclosure controls and procedures, as described above, includes those VIEs. Each of these VIEs has a discrete number of assets and liabilities and we, as lender and guarantor to the VIEs, have been provided sufficient information to conclude that our procedures with respect to these VIEs are effective in providing reasonable assurance that the information required to be disclosed by us relating to these entities is reconciled, processed, summarized and reported within the periods specified by the Securities and Exchange Commission. However, management has been unable to assess the effectiveness of internal controls at VIEs over which we do not have operational control due to our inability to dictate or modify the controls over financial reporting of those entities, or to assess those controls.

(C) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to December 31, 2009, we had a change in our Certifying Officers due to the retirement of our Chief Executive Officer, Steven F. Udvar-Hazy, on February 5, 2010. John L. Plueger, formerly our President and Chief Operating Officer, has been named Acting Chief Executive Officer, President and Chief Operating Officer and is signing this report on Form 10-K as the Principal Executive Officer.

Item 9B. Other Information

None.

PART III

Item 14.  Principal Accountant Fees and Services

Aggregate fees for professional services rendered to us by PricewaterhouseCoopers LLP (“PwC”) for the years ended December 31, 2009 and 2008, were:

	2009	2008
Audit Fees(a)	$2,200,000	$1,300,000
Tax Fees(b)	139,400	412,000

Total Fees	$2,339,400	$1,712,000

(a)	Audit Fees consist of fees for professional services provided in connection with the audits of our financial statements, services rendered in connection with our registration statements filed with the Securities and Exchange Commission, the delivery of consents and the issuance of comfort letters. This also includes Sarbanes-Oxley Section 404 work performed at ILFC for AIG’s 2009 and 2008 assessment.

(b)	Tax Fees consist of the aggregate fees for services rendered for tax compliance, tax planning and tax advice.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

FORM 10-K
Items 8, 15(a), and 15(b)

INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following consolidated financial statements of the Company and its subsidiaries required to be included in Item 8 are listed below:

The following financial statement schedule of the Company and its subsidiaries is included in Item 15(a)(2):

Report of Independent Registered Public Accounting Firm on Financial Statements Schedule	86

Schedule Number	Description	Page

II	Valuation and Qualifying Accounts	87

All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

The following exhibits of the Company and its subsidiaries are included in Item 15(b):

Exhibit
Number	Description

3.1	Restated Articles of Incorporation of the Company (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).
3.2	Amended and Restated By-Laws of the Company (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).
4.1	Indenture dated as of November 1, 1991, between the Company and U.S. Bank Trust National Association (successor to Continental Bank, National Association), as Trustee (filed as an exhibit to Registration Statement No. 33-43698 and incorporated herein by reference).
4.2	First supplemental indenture, dated as of November 1, 2000, to the Indenture between the Company and U.S. Bank Trust National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
4.3	Second Supplemental Indenture, dated as of February 28, 2001, to the Indenture between the Company and U.S. Bank Trust National Association (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).
4.4	Third Supplemental Indenture, dated as of September 26, 2001, to the Indenture between the Company and U.S. Bank Trust National Association (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).
4.5	Fourth Supplemental Indenture, dated as of November 6, 2002, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
4.6	Fifth Supplemental Indenture, dated as of December 27, 2002, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
4.7	Sixth Supplemental Indenture, dated as of June 2, 2003, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

Exhibit
Number	Description

4.8	Seventh Supplemental Indenture, dated as of October 8, 2004, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 8-K dated October 14, 2004 and incorporated herein by reference).
4.9	Eighth Supplemental Indenture, dated as of October 5, 2005, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).
4.10	Ninth Supplemental Indenture, dated as of October 5, 2006, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).
4.11	Tenth Supplemental Indenture, dated as of October 9, 2007, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).
4.12	Indenture dated as of November 1, 2000, between the Company and the Bank of New York, as Trustee (filed as an exhibit to Registration No. 333-49566 and incorporated herein by reference).
4.13	First Supplemental Indenture, dated as of August 16, 2002 to the indenture between the Company and the Bank of New York (filed as Exhibit 4.2 to Registration Statement No. 333-100340 and incorporated herein by reference).
4.14	Agency Agreement (Amended and Restated), dated September 15, 2006, by and among the Company, Citibank, N.A. and Dexia Banque Internationale à Luxembourg, société anonyme (filed as an exhibit to Form 8-K, event date September 20, 2006, and incorporated herein by reference).
4.15	Supplemental Agency Agreement, dated September 7, 2007, among the Company, Citibank, N.A. and Dexia Banque Internationale à Luxembourg, société anonyme (filed as an exhibit to Form 8-K, event date September 7, 2007, and incorporated herein by reference).
4.16	Supplemental Agency Agreement, dated September 5, 2008, among the Company, Citibank, N.A. and Dexia Banque Internationale à Luxembourg, société anonyme (filed as an exhibit to Form 8-K, event date September 8, 2008, and incorporated herein by reference).
4.17	Supplemental Agency Agreement, dated September 4, 2009, among the Company, Citibank, N.A. and Dexia Banque Internationale à Luxembourg, société anonyme (filed as an exhibit to Form 8-K filed on September 10, 2009 and incorporated herein by reference).
4.18	Indenture, dated as of August 1, 2006, between the Company and Deutsche Bank Trust Company Americas, as Trustee (filed as Exhibit 4.1 to Registration Statement No. 333-136681 and incorporated herein by reference).
4.19	The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
10.1	Aircraft Facility Agreement, dated as of May 18, 2004, among Whitney Leasing Limited, as borrower, the Company, as guarantor and the Bank of Scotland and the other banks listed therein providing up to $2,643,660,000 (plus related premiums) for the financing of aircraft (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference) and, as most recently amended as of May 30, 2006, to increase the size of the facility to $3,643,660,000, as of May 30, 2007, to extend the termination until May 2008, as of May 29, 2008, to extend the termination until May 2009, and as of May 11, 2009 to increase the size of the facility to $4,643,660,000 and to extend the termination until June 2010. (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference).
10.2	$2,000,000,000 Five-Year Revolving Credit Agreement dated as of October 14, 2005, among the Company, CitiCorp USA, Inc as Administrative Agent, and the other financial institutions listed therein (filed as an exhibit to Form 8-K, event date October 14, 2005, and incorporated herein by reference).

Exhibit
Number	Description

10.3	Amendment No. 1 to the $2,000,000,000 Five-Year Revolving Credit Agreement dated as of October 14, 2005, among the Company, CitiCorp USA, Inc., as Administrative Agent, and the other financial institutions listed therein (filed as an exhibit to Form 8-K, event date October 18, 2006, and incorporated herein by reference).
10.4	$2,500,000,000 Five-Year Revolving Credit Agreement, dated as of October 13, 2006, among the Company, CitiCorp USA, Inc., as Administrative Agent, and the other financial institutions listed therein (filed as an exhibit to Form 8-K event date October 18, 2006 and incorporated herein by reference).
10.5	$2,000,000,000 Credit Agreement dated as of October 13, 2009, among International Lease Finance Corporation, certain subsidiaries of International Lease Finance Corporation named therein, AIG Funding, Inc., as lender, and Wells Fargo Bank Northwest, National Association, as security trustee (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (filed as an exhibit to the form 8-K filed on October 19, 2009 and incorporated herein by reference).
10.6	$1,700,000,000 Amended and Restated Credit Agreement dated as of October 13, 2009, among International Lease Finance Corporation, certain subsidiaries of International Lease Finance Corporation named therein, AIG Funding, Inc., as lender, and Wells Fargo Bank Northwest, National Association, as security trustee (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (filed as an exhibit to the form 8-K filed on October 19, 2009 and incorporated herein by reference).
10.7	First Lien Borrower Party Guarantee Agreement dated as of October 13, 2009, among International Lease Finance Corporation, certain subsidiaries of International Lease Finance Corporation named therein for the benefit of the Federal Reserve Bank of New York (filed as an exhibit to the Form 8-K filed on October 19, 2009 and incorporated herein by reference).
10.8	Third Lien Borrower Party Guarantee Agreement dated as of October 13, 2009, among International Lease Finance Corporation, certain subsidiaries of International Lease Finance Corporation named therein for the benefit of the Federal Reserve Bank of New York (filed as an exhibit to the Form 8-K filed on October 19, 2009 and incorporated herein by reference).
10.9	Amendment Agreement, dated as of November 23, 2009, among International Lease Finance Corporation named therein, AIG Funding, Inc., as lender, and Wells Fargo Bank Northwest, National Association, as security trustee, and the Federal Reserve Bank of New York (filed as an exhibit to the Form 8-K filed on December 7, 2009 and incorporated herein by reference).
10.10	Temporary Waiver and Amendment dated as of December 1, 2009, among International Lease Finance Corporation, certain subsidiaries of International Lease Finance Corporation named therein, AIG Funding Inc., as lender, and the Federal Reserve Bank of New York (filed as an exhibit to the Form 8-K filed on December 7, 2009 and incorporated herein by reference).
10.11	Temporary Waiver and Amendment No. 2, dated as of December 4, 2009, among International Lease Finance Corporation, certain subsidiaries of International Lease Finance Corporation named therein, AIG Funding Inc., as lender, and the Federal Reserve Bank of New York (filed as an exhibit to the Form 8-K filed on December 7, 2009 and incorporated herein by reference).
10.12	Amendment to Credit Agreements and First Lien Guarantee Agreement made and entered into as of December 4, 2009, by and among International Lease Finance Corporation, certain subsidiaries of International Lease Finance Corporation named therein, AIG Funding Inc., as lender, and the Federal Reserve Bank of New York (filed as an exhibit to the Form 8-K filed on December 7, 2009 and incorporated herein by reference).
10.13	Amendment to Schedules of Certain Loan Documents made and entered into as of December 15, 2009, by and among International Lease Finance Corporation, certain subsidiaries of International Lease Finance Corporation named therein, AIG Funding Inc., as lender, the Federal Reserve Bank of New York and Wells Fargo Bank Northwest, National Association, as trustee. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

Exhibit
Number	Description

10.14	Amendment No. 2 to Schedules of Certain Loan Documents made and entered into as of January 29, 2010, by and among International Lease Finance Corporation, certain subsidiaries of International Lease Finance Corporation named therein, AIG Funding Inc., as lender, the Federal Reserve Bank of New York and Wells Fargo Bank Northwest, National Association, as trustee. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)
12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.
23	Consent of PricewaterhouseCoopers LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Active Chief Executive Officer, President and Chief Operating Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice Chairman, Chief Financial Officer and Chief Accounting Officer.
32.1	Certification under 18 U.S.C., Section 1350.

Report of Independent Registered Public Accounting Firm

To The Shareholders and Board of Directors
of International Lease Finance Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the consolidated financial position of International Lease Finance Corporation, a wholly-owned subsidiary of American International Group, Inc. (“AIG”), and its subsidiaries (the “Company”) at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note A, the Company is dependent upon securing additional sources of financing and the continued financial support of AIG to meet its obligations as they come due.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California

February 28, 2010

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	December 31,
	2009	2008

ASSETS
Cash, including interest bearing accounts of $324,827 (2009) and $2,382,068 (2008)	$336,911	$2,385,948
Restricted cash, including interest bearing accounts of $246,115 (2009)	315,156	—
Notes receivable, net of allowance	112,060	81,327
Net investment in finance and sales-type leases	261,081	301,759

Flight equipment under operating leases	57,718,323	55,372,328
Less accumulated depreciation	13,788,522	12,152,189

	43,929,801	43,220,139
Deposits on flight equipment purchases	163,221	568,549
Lease receivables and other assets	477,218	478,944
Derivative assets, net	190,857	88,203
Variable interest entities assets	79,720	98,746
Deferred debt issue costs — less accumulated amortization of $146,933 (2009) and $131,527 (2008)	101,017	91,899

	$45,967,042	$47,315,514

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued interest and other payables	$474,971	$441,656
Current income taxes	80,924	32,083
Tax benefit sharing payable to AIG	85,000	85,000
Loans from AIG Funding	3,909,567	—
Debt financing, net of deferred debt discount of $9,556 (2009) and $18,919 (2008)	24,802,172	31,476,668
Subordinated debt	1,000,000	1,000,000
Foreign currency adjustment related to foreign currency denominated debt	391,100	338,100
Security deposits on aircraft, overhauls and other deposits	1,469,956	1,527,884
Rentals received in advance	315,154	299,961
Deferred income taxes	4,881,558	4,478,250
Variable interest entities liabilities	6,464	10,699
Commitments and contingencies — Note L
SHAREHOLDERS’ EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B, each series having 500 shares issued and outstanding	100,000	100,000
Common stock — no par value; 100,000,000 authorized shares, 45,267,723 shares issued and outstanding	1,053,582	1,053,582
Paid-in capital	603,542	600,237
Accumulated other comprehensive (loss) income	(138,206)	(168,065)
Retained earnings	6,931,258	6,039,459

Total shareholders’ equity	8,550,176	7,625,213

	$45,967,042	$47,315,514

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

	Years Ended December 31,
	2009	2008	2007

REVENUES:
Rental of flight equipment	$5,275,219	$4,943,448	$4,587,611
Flight equipment marketing	(11,687)	46,838	30,613
Interest and other	58,209	98,260	111,599

	5,321,741	5,088,546	4,729,823

EXPENSES:
Interest	1,365,490	1,576,664	1,612,886
Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	(21,450)	39,926	5,310
Depreciation of flight equipment	1,959,448	1,864,730	1,736,277
Provision for overhauls	346,966	264,592	290,134
Flight equipment rent	18,000	18,000	18,000
Selling, general and administrative	196,675	183,356	152,331
Other expenses	60,445	46,557	—

	3,925,574	3,993,825	3,814,938

INCOME BEFORE INCOME TAXES	1,396,167	1,094,721	914,885
Provision for income taxes	500,538	391,596	310,519

NET INCOME	$895,629	$703,125	$604,366

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

	Market Auction					Accumulated
	Preferred Stock		Common Stock			Other
	Number		Number			Comprehensive
	of		of		Paid-in	Income	Retained
	Shares	Amount	Shares	Amount	Capital	(Loss)	Earnings	Total

Balance at December 31, 2006	1,000	100,000	45,267,723	1,053,582	591,757	2,718	4,826,941	6,574,998
Common stock dividends							(38,000)	(38,000)
Preferred stock dividends							(5,346)	(5,346)
Comprehensive Income:
Net income							604,366	604,366
Other comprehensive income:
Cash flow derivative transactions (net of tax of $58,565)						(108,762)		(108,762)
Change in unrealized appreciation securities available-for-sale (net of tax of $94)						(175)		(175)

Comprehensive income								495,429
Other(a)					1,698			1,698

Balance at December 31, 2007	1,000	100,000	45,267,723	1,053,582	593,455	(106,219)	5,387,961	7,028,779
Common stock dividends							(46,400)	(46,400)
Preferred stock dividends							(5,227)	(5,227)
Comprehensive Income:
Net income							703,125	703,125
Other comprehensive income:
Cash flow derivative transactions (net of tax of $33,145)						(61,555)		(61,555)
Change in unrealized appreciation securities available-for-sale (net of tax of $157)						(291)		(291)

Comprehensive income								641,279
Other(a)					6,782			6,782

Balance at December 31, 2008	1,000	$100,000	45,267,723	$1,053,582	$600,237	$(168,065)	$6,039,459	$7,625,213
Common stock dividends
Preferred stock dividends							(3,830)	(3,830)
Comprehensive Income:
Net income							895,629	895,629
Other comprehensive income:
Cash flow derivative transactions (net of tax of ($15,929))						29,583		29,583
Change in unrealized appreciation securities available-for-sale (net of tax of ($149))						276		276

Comprehensive income								925,488
Other(a)					3,305			3,305

Balance at December 31, 2009	1,000	$100,000	45,267,723	$1,053,582	$603,542	$(138,206)	$6,931,258	$8,550,176

(a)	We recorded $1,698 in Paid-in Capital during 2007, $6,782 during 2008 and $3,305 during 2009 for compensation expenses, debt issue cost and other expenses paid by AIG on our behalf for which we were not required to pay.

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2009	2008	2007

OPERATING ACTIVITIES:
Net income	$895,629	$703,125	$604,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	1,959,448	1,864,730	1,736,277
Deferred income taxes	387,230	376,416	446,655
Derivative instruments	(57,141)	680,816	(292,426)
Foreign currency adjustment of non-US$ denominated debt	114,620	(507,050)	503,600
Amortization of deferred debt issue costs	40,232	31,325	30,229
Amortization of prepaid lease cost	51,899	51,108	52,624
Write-off of notes receivable	—	46,557	—
Aircraft valuation adjustments	60,445	—	—
Other, including foreign exchange adjustments on foreign currency denominated cash	(9,939)	(28,274)	(331)
Changes in operating assets and liabilities:
Lease receivables and other assets	(13,417)	(63,333)	51,707
Accrued interest and other payables	10,478	1,382	28,440
Current income taxes	48,841	170,488	309,938
Tax benefit sharing payable to AIG	—	—	(160,000)
Rentals received in advance	15,193	48,580	28,068
Unamortized debt discount	9,363	13,651	4,322

Net cash provided by operating activities	3,512,881	3,389,521	3,343,469

INVESTING ACTIVITIES:
Acquisition of flight equipment under operating leases	(2,577,410)	(3,236,848)	(4,705,376)
Payments for deposits and progress payments	(40,444)	(290,748)	(485,234)
Proceeds from disposal of flight equipment — net of (loss) or gain	196,934	390,868	186,912
Advances on notes receivable	—	(43,854)	—
Restricted cash	(315,156)	—	—
Collections on notes receivable	15,999	9,885	17,607
Collections on finance and sales-type leases — net of income amortized	90,241	20,900	55,774
Other	(10)	—	5,749

Net cash used in investing activities	(2,629,846)	(3,149,797)	(4,924,568)

FINANCING ACTIVITIES:
Net change in commercial paper	(1,752,000)	(2,746,555)	1,740,908
Loan from AIG	3,900,000	1,671,268	—
Repayment of loan to AIG	—	(1,671,268)	—
Proceeds from debt financing	1,394,868	9,389,394	3,783,374
Payments in reduction of debt financing	(6,388,347)	(4,754,551)	(4,146,181)
Debt issue costs	(49,350)	(23,092)	(23,702)
Payment of common and preferred dividends	(3,830)	(55,887)	(39,086)
Customer deposits	(34,107)	156,165	289,038

Net cash (used in) provided by financing activities	(2,932,766)	1,965,474	1,604,351

Net (decrease) increase in cash	(2,049,731)	2,205,198	23,252
Effect of exchange rate changes on cash	694	(2,022)	2,400
Cash at beginning of year	2,385,948	182,772	157,120

Cash at end of year	336,911	$2,385,948	$182,772

(Table continued on following page)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2009	2008	2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest, excluding interest capitalized of $10,360 (2009), $26,597 (2008), and $37,192 (2007)	$1,370,585	$1,548,492	$1,606,049
Income taxes, net	13,754	(155,305)	(286,763)

2009:
$419,937 of Deposits on flight equipment purchases was applied to Acquisition of flight equipment under operating leases.
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

An aircraft’s net book value of $10,521 was reclassified to Lease receivables and other assets in the amount of $2,400 with a $7,507 charge to income when reclassified to an asset held for sale. See Note F of Notes to Consolidated Financial Statements.

$5,335 was reclassified from Security deposits on aircraft, overhauls and other to Deposits on flight equipment purchases for concessions received from manufacturers.
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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Organization:  International Lease Finance Corporation (the “Company,” “ILFC,” “management,” “we,” “our,” “us”) is primarily engaged in the leasing of commercial jet aircraft to airlines throughout the world. In addition to our leasing activity, we regularly sell aircraft from our leased aircraft fleet and aircraft owned by others to third party lessors and airlines and in some cases provide fleet management services to these buyers. We execute our leasing and financing operations through a variety of subsidiaries and Variable Interest Entities (“VIEs”) that are consolidated in our financial statements. In terms of the number and value of transactions concluded, we are a major owner-lessor of commercial jet aircraft.

Parent Company:  ILFC is an indirect wholly-owned subsidiary of American International Group, Inc. (“AIG”). AIG is a holding company which, through its subsidiaries, is primarily engaged in a broad range of insurance and insurance-related activities in the United States of America (“U.S.”) and abroad. AIG’s primary activities include both general and life insurance and retirement services operations. Other significant activities include financial services.

Note A — Consideration of ILFC’s Ability to Continue as a Going Concern:

Current Situation

We have historically depended on our access to the public debt markets and bank loans in addition to our operating cash flows, to finance the purchase of aircraft and repay our maturing debt obligations. Due to a combination of the challenges facing AIG, the downgrades in our credit ratings by the rating agencies, and the turmoil in the credit markets, we have been unable to access the commercial paper markets since the third quarter of 2008, we currently have limited access to the unsecured debt markets, and the maximum amount available under our senior revolving credit facilities is outstanding.

We cannot determine if the commercial paper market will be available to us again, or when we will be able to issue unsecured debt. During 2009, we entered into two credit agreements aggregating $3,900,000 with AIG Funding, Inc. (“AIG Funding”), a non-subsidiary related party, to assist in funding our liquidity needs, including the repayment of our obligations under our $2,000,000 revolving credit agreement that matured on October 15, 2009. The credit agreements are secured by a portfolio of aircraft and other assets related to the pledged aircraft. We also increased the total amount available under our 2004 Export Credit Agency (“ECA”) facility by $1,000,000 in May 2009 and at February 25, 2010, we had approximately $682,000 available under that facility to use for purchases of new Airbus aircraft through June 2010, provided we receive consent from the security trustee, as required with our current long-term debt ratings.

Under AIG’s credit facility and guarantee and pledge agreement with the Federal Reserve Bank of New York (“FRBNY”), we are, as a subsidiary of AIG, subject to the covenants under the FRBNY Credit Agreement. Additionally, in the fourth quarter of 2009, we entered into two credit agreements with AIG Funding that also contain restrictive covenants. The covenants in these credit agreements restrict, among other things, our ability to:

•	incur debt;

•	encumber our assets;

•	dispose of certain assets;

•	enter into sale-leaseback transactions;

•	make equity or debt investments in other parties;

•	make capital expenditures; and

•	pay dividends and distributions.

These covenants may affect our ability to operate and finance our business as we deem appropriate.

Under our existing public debt indentures and bank loans, we and our subsidiaries are permitted to incur secured indebtedness totaling up to 12.5% of consolidated net tangible assets, as defined in such debt agreements, which is currently approximately $4,733,000. Therefore, we can currently incur additional secured financings totaling approximately $800,000 under these existing debt agreements, provided we receive any required consents

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note A — Consideration of ILFC’s Ability to Continue as a Going Concern (Continued)

from the FRBNY. Furthermore, it may be possible, subject to receipt of required consents from AIG Funding, the FRBNY, and the lenders under our bank loans, for us to obtain secured financing without regard to the 12.5% consolidated net tangible asset limit referred to above (but subject to certain other limitations) by doing so through subsidiaries that qualify as non-restricted subsidiaries under our public debt indentures. We will need to seek relief from our bank lenders with regard to the 12.5% limitation. We cannot predict whether the banks, AIG Funding, or the FRBNY will consent to us incurring additional secured debt.

We will need additional sources of financing in excess of the secured financings, and we may need to seek additional funding from AIG, which funding would be subject to the consent of the FRBNY.

Management’s Plans

Because we cannot determine if the commercial paper market will be available to us or when the unsecured debt markets may become fully available to us again, we are currently seeking other ways to fund our aircraft purchase commitments and future maturing obligations.

We are currently seeking the following sources of funding:

•	We intend to continue to seek financing available under our 2004 ECA facility. At December 31, 2009, we had approximately $682,000 available for the financing of Airbus aircraft under our 2004 ECA facility. As a result of our current long-term debt ratings, we are required to receive written consent from the security trustee before we can fund future Airbus aircraft deliveries. We obtained consent for 19 of the 24 Airbus aircraft we purchased since March 17, 2009, when the security trustee’s consent became required. We financed the 19 aircraft under the facility during 2009, and subsequent to December 31, 2009, we obtained consent for and expect to finance the remaining five aircraft delivered in the fourth quarter of 2009 in March 2010.

•	We are currently seeking secured financings aggregating $750,000 from various institutions. Under our existing debt agreements we and our subsidiaries have certain restrictions, as mentioned above, and currently have approximately $800,000 available to us for additional secured financings.

•	We are currently pursuing potential aircraft sales that could aggregate up to $3,500,000 in proceeds. Significant uncertainties exist regarding whether we could reach an agreement with buyers, what the terms of any potential sale would be and whether the FRBNY would approve any agreement reached by our Board of Directors. Because the current market for aircraft is depressed due to the economic downturn and limited availability of buyer financing, a sale would likely result in a realized loss, which could be material to our results of operations for an individual reporting period. If the sales portfolios on offer result in sales, there will be an aging of the ILFC aircraft fleet. The portfolios are not cross sections of the ILFC aircraft fleet, but consist of primarily younger aircraft.

The FRBNY collateral pool is very large and consists of younger, in production aircraft. The FRBNY must approve all sales and secured borrowing, other than borrowing under the 2004 ECA facility. We cannot predict how this will impact the timing and conclusion of any potential sales.

As stated in AIG’s annual report on Form 10-K for the period ended December 31, 2009, AIG intends to provide support to us through February 28, 2011, to the extent that secured financing, aircraft sales and other sources of funds are not sufficient to meet liquidity needs.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note A — Consideration of ILFC’s Ability to Continue as a Going Concern (Continued)

Management’s Assessment and Conclusion

In assessing our current financial position, liquidity needs and ability to meet our obligations as they come due, management made significant judgments and estimates with respect to the potential financial and liquidity effects of our risks and uncertainties, including but not limited to:

•	credit ratings downgrade risk which could further reduce our ability to access public debt markets and our private debt;

•	financing requirements for future debt repayments and aircraft purchase commitments;

•	the potential financing sources discussed above;

•	cash flows from operations, including potential non-performance of lessees and the mitigation of such impact on revenue due to repossession rights, security deposits and overhaul rentals; and

•	cash flows generated from potential sales of aircraft portfolios and any uncertainties associated with those sales.

Based on AIG’s expressed intention to support us, its recent funding of $2,200,000 to us to repay our maturing debt, and management’s plans as described above, and after consideration of the risks and uncertainties of such plans, management believes we will have adequate liquidity to finance and operate our business and repay our obligations for at least the next twelve months.

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

Note B — Summary of Significant Accounting Policies

Principles of Consolidation:  The accompanying consolidated financial statements include the results of all entities in which we have a controlling financial interest, as well as accounts of VIEs in which we are the primary beneficiary. The primary beneficiary of a VIE is the party with variable interest in the entity that absorbs the majority of the expected losses of the VIE, receives the majority of the expected residual returns of the VIE, or both. See Note M — Variable Interest Entities. Investments in equity securities in which we have more than a 20% interest, but do not have a controlling interest and are not the primary beneficiary, are accounted for under the equity method of accounting. Investments in which we have less than a 20% interest are carried at cost.

Variable Interest Entities:  We consolidate VIEs in which we have determined that we are the Primary Beneficiary (“PB”). We use judgment when determining (i) whether an entity is a VIE; (ii) who are the variable interest holders; (iii) the exposure to expected losses and returns of each variable interest holder; and (iv) ultimately which party is the PB. When determining which party is the PB, we perform an analysis which considers (i) the design of the VIE; (ii) the capital structure of the VIE; (iii) the contractual relationships between the variable interest holders; (iv) the nature of the entities’ operations; and (v) purposes and interests of all parties involved.

We re-evaluate whether we are the PB for all significant Variable Interests when certain events occur. The re-evaluation occurs when an event changes the manner in which the Variable Interests are allocated across the

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note B — Summary of Significant Accounting Policies (Continued)

Variable Interest holders. We also reconsider our role as PB when we sell, or otherwise dispose of, all or part of our variable interests in a VIE, or when we acquire additional variable interests in a VIE. We do not reconsider whether we are a PB solely as the result of operating losses incurred by an entity.

Lease Revenue:  We lease flight equipment principally under operating leases and report rental income ratably over the life of the lease. The difference between the rental income recorded and the cash received under the provisions of the lease is included in Lease receivables and other assets on the Consolidated Balance Sheets. Past-due rentals are recognized on the basis of management’s assessment of collectibility. Management monitors all lessees that are behind in lease payments and discusses relevant operational and financial issues facing the lessees with our marketing executives in order to determine the amount of rental income to recognize for past due amounts. Our customers make lease payments in advance and we generally recognize rental income only to the extent we have received payments or hold security deposits. In certain cases, leases provide for additional rentals based on usage. The usage may be calculated based on hourly usage or on the number of cycles operated, depending on the lease contract. A cycle is defined as one take-off and landing. The lessee typically reports the usage to us monthly.

Lease revenues from the rental of flight equipment have been reduced by payments received by our customers from the notional accounts established by the aircraft and engine manufacturers.

Rentals received under the lease agreements but unearned are recorded in Rentals received in advance on the Consolidated Balance Sheets until earned.

Lessee specific modifications such as those related to modifications of the aircraft cabin are capitalized as initial direct costs and amortized over the term of the lease into lease revenue.

Initial Direct Costs:  We treat as period costs internal and other costs incurred in connection with identifying, negotiating and delivering aircraft to our lessees. Amounts paid by us to lessees, or other parties, in connection with the lease transactions are capitalized and amortized as a reduction to lease revenue over the lease term.

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

Cash:  We consider cash and cash equivalents to be cash on hand and highly liquid investments with maturity dates of 90 days or less. At December 31, 2009, cash and cash equivalents consist of cash on hand and time deposits. At December 31, 2008, cash and cash equivalents consist of cash on hand, time deposits, deposits in funds that purchase U.S. government securities, and overnight interest bearing sweep accounts. In addition, an escrow account with a deposit of $458,547 is included in our cash balances at December 31, 2008. The amount was designated by the Board of Directors to pay off the FRBNY Commercial Paper Funding Facility (“CPFF”) and was subsequently used together with other funds to pay off the $1,700,000 borrowed under the CPFF. See Note F — Debt Financing.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note B — Summary of Significant Accounting Policies (Continued)

Restricted Cash:  Restricted cash consists of segregated security deposits, maintenance reserves, and rental payments related to aircraft funded under the 1999 and 2004 ECA facilities. See Note F — Debt Financing.

Foreign Currency:  Assets and liabilities denominated in foreign currencies are translated into USD using the exchange rates at the balance sheet date. Foreign currency transaction gains or losses are translated into USD at the transaction date.

Flight Equipment:  Flight equipment under operating leases is stated at cost. Purchases, major additions and modifications and interest on deposits during the construction phase are capitalized. The lessee provides and pays for normal maintenance and repairs, airframe and engine overhauls, and compliance with return conditions of flight equipment on lease.

We generally depreciate passenger aircraft, including those acquired under capital leases, using the straight-line method over a 25-year life from the date of manufacture to a 15% residual value. For freighter aircraft, depreciation is computed on the straight-line basis to a zero residual value over its useful life of 35 years. We had ten and 13 freighter aircraft in our fleet at December 31, 2009 and 2008, respectively. When an aircraft is out of production, management evaluates the aircraft type and depreciates the aircraft using the straight line method over a 25-year life from the date of manufacture to an established residual value for each aircraft type.

Under arrangements with manufacturers, in certain circumstances the manufacturers establish notional accounts for our benefit, to which they credit amounts when we purchase and take delivery of and lease aircraft. The manufacturers have established these notional accounts to assist us, and as an incentive for us, to place their equipment with customers. Amounts credited to the notional accounts are used at our direction, subject to certain limitations set forth in our contracts with the manufacturers, to protect us from certain events, including loss when airline customers default on lease payment obligations, to provide lease subsidies and other incentives to our airline customers in connection with leases of certain aircraft and to reduce our cost of aircraft purchased. The amounts credited are recorded as a reduction in Flight equipment under operating leases with a corresponding charge to a receivable, until we utilize the funds. The receivable is included in Lease receivables and other assets on our Consolidated Balance Sheets. At December 31, 2007, we had closed one notional account and at December 31, 2009 we had closed an additional notional account and were in the process of closing the remaining accounts. Future amounts paid to us by the manufacturers will be recorded directly as a reduction to Flight equipment under operating leases.

Management evaluates all contemplated aircraft sale transactions as to whether all the criteria required have been met under GAAP in order to classify the aircraft as held for sale. Management uses judgment in evaluating these criteria. Due to the uncertainties and uniqueness of any potential sale transaction, the criteria generally will not be met for an aircraft as held for sale unless the aircraft is subject to an approved signed sale agreement or management has made a specific determination to sell a particular aircraft or group of aircraft.

At the time assets are retired or sold, the cost and accumulated depreciation are removed from the related accounts and the difference, net of proceeds, is recorded as a gain or loss.

Management evaluates quarterly the need to perform a recoverability assessment as required under U.S. Generally Accepted Accounting Principles (“GAAP”) and performs a recoverability assessment of all aircraft in our fleet at least annually. An assessment is performed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Further, we may perform a recoverability assessment if changes in circumstances would require us to change our assumptions as to future cash flows. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. The undiscounted cash flows consist of cash flows from currently contracted leases, future projected lease rates and estimated residual values, scrap values or sale values as appropriate for each aircraft.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note B — Summary of Significant Accounting Policies (Continued)

Management is very active in the industry and develops the assumptions used in the recoverability assessment based on its knowledge of active lease contracts, expectations of intended use of a particular aircraft, current and future expectations of the global demand for a particular aircraft type and historical experience in the aircraft leasing market and aviation industry, as well as information received from third party industry sources. The factors considered in estimating the undiscounted cash flows are impacted by changes in future periods due to changes in, among other things, contracted lease rates, economic conditions, technology, airline demand for a particular aircraft type, and other risk factors. In the event that an aircraft does not meet the recoverability test, the aircraft will be recorded at fair value in accordance with our Fair Value Policy resulting in an impairment charge. Our Fair Value Policy is described below under “Fair Value Measurements.” In monitoring the aircraft in our fleet for impairment charges, we identify those aircraft that are most susceptible to failing the recoverability assessment and monitor those aircraft more closely, which may result in more frequent recoverability assessments.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note B — Summary of Significant Accounting Policies (Continued)

Fair Value Measurements:  Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of pricing observability. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments traded in other-than-active markets or that do not have quoted prices have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and general market conditions. See Note N — Fair Value Measurements for more information on fair value.

Other Comprehensive Income (Loss): We report comprehensive income or loss for gains and losses associated with changes in fair value of derivatives designated as cash flow hedges and unrealized gains and losses on marketable securities classified as “available-for-sale.”

Guarantees:  We record the fee paid to us as the initial carrying value of the guarantee which is included in Accrued interest and other payables on our Consolidated Balance Sheets. Since the amount received represents the market rate that would be charged for similar agreements, management believes that the carrying value approximates the fair value of these instruments at the date of issuance of the guarantee. The fee received is recognized ratably over the guarantee period. When it becomes probable that we will have to perform under a guarantee, we accrue a separate liability, if it is reasonably estimable, based on the facts and circumstances at that time. We reverse the liability only when there is no further exposure under the guarantee.

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

We and our U.S. subsidiaries are included in the combined state unitary tax returns of AIG, including California. We also file separate returns in certain other states, as required. The provision for state income taxes is calculated, giving effect to the AIG unitary rate and credits and charges allocated to us by AIG, based upon the combined filings and the resultant current tax payable.

We calculate our provision using the asset and liability approach. This method gives consideration to the future tax consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on currently enacted tax rates. Deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Current income taxes on the balance sheet principally represent amounts receivable or payable from/to AIG under the tax sharing agreements. Interest and penalties, when applicable, are included in the provision for income taxes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note B — Summary of Significant Accounting Policies (Continued)

We have uncertain tax positions consisting primarily of benefits from our FSC and ETI. We recognize uncertain tax benefits only to the extent that it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

Stock-based Compensation: We participate in AIG’s share-based payment and liability award programs and our share of the calculated costs is allocated to us by AIG. AIG accounts for stock-based compensation using the modified prospective application method. This method provides for the recognition of the fair value with respect to share-based compensation for shares subscribed for or granted on or after January 1, 2006, and all previously granted but unvested awards as of January 1, 2006. The cost is recognized over the period during which an employee is required to provide service in exchange for the options. See Note K — Employee Benefit Plans.

Use of Estimates:  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications:  Certain amounts have been reclassified in the 2008 and 2007 financial statements to conform to our 2009 presentation.

Recent Accounting Pronouncements:

We adopted the following accounting standards during 2009:

Business Combinations:  In December 2007, the Financial Accounting Standards Board (“FASB”) issued an accounting standard that changed the accounting for business combinations in a number of ways, including broadening the transactions or events that are considered business combinations; requiring an acquirer to recognize 100 percent of the fair value of certain assets acquired, liabilities assumed, and non-controlling (i.e., minority) interests; and recognizing contingent consideration arrangements at their acquisition-date fair values with subsequent changes in fair value generally reflected in income, among other changes. We adopted the new standard for business combinations for which the acquisition date is on or after January 1, 2009. Our adoption of this guidance did not have any effect on our consolidated financial position, results of operations or cash flows, but may have an effect on the accounting for future business combinations, if any.

Non-controlling Interests in Consolidated Financial Statements:  In December 2007, the FASB issued an accounting standard that requires non-controlling (i.e., minority) interests in partially owned consolidated subsidiaries to be classified in the consolidated balance sheet as a separate component of equity, or in the mezzanine section of the balance sheet (between liabilities and equity) if such interests do not qualify for “permanent equity” classification. The new standard also specifies the accounting for subsequent acquisitions and sales of non-controlling interests and how non-controlling interests should be presented in the consolidated statement of income. The non-controlling interests’ share of subsidiary income (loss) should be reported as a part of consolidated net income (loss) with disclosure of the attribution of consolidated net income to the controlling and non-controlling interests on the face of the consolidated statement of income. This new standard became effective for us beginning with financial statements issued for the first quarter of 2009. This standard had to be adopted prospectively, except that non-controlling interests should be reclassified from liabilities to a separate component of shareholders’ equity and consolidated net income should be recast to include net income attributable to both the controlling and non-controlling interests retrospectively. We had no recorded minority interest in our consolidated VIEs and therefore the adoption of this accounting standard did not have any effect on our consolidated financial position, results of operations or cash flows.

Disclosures about Derivative Instruments and Hedging Activities:  In March 2008, the FASB issued an accounting standard that requires enhanced disclosures about (i) how and why a company uses derivative

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note B — Summary of Significant Accounting Policies (Continued)

instruments; (ii) how derivative instruments and related hedged items are accounted for; and (iii) how derivative instruments and related hedged items affect a company’s consolidated financial condition, results of operations, and cash flows. We adopted the new standard for the interim period ended March 31, 2009. Because this new accounting standard only requires additional disclosures about derivatives, it did not have any effect on our consolidated financial position, results of operations, or cash flows. See Note O — Derivative Financial Instruments.

Employers’ Disclosures about Postretirement Benefit Plan Assets:  In December 2008, the FASB issued an accounting standard that requires more detailed disclosures about an employer’s plan assets, including the employer’s investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair values of plan assets. We adopted this standard for the annual period ended December 31, 2009. Because this standard only requires additional disclosures, it did not have any effect on our consolidated financial position, results of operations, or cash flows. See Note K — Employee Benefit Plans.

Disclosures about Transfers of Financial Assets and Variable Interest Entities: In December 2008, the FASB issued an accounting standard that amends and expands the disclosure requirements regarding transfers of financial assets and a company’s involvement with VIEs. The standard was effective for interim and annual periods ending after December 15, 2008. Because this standard only requires additional disclosures, it did not have any effect on our consolidated financial position, results of operations, or cash flows. See Note M — Variable Interest Entities.

Interim Disclosures about Fair Value of Financial Instruments:  In April 2009, the FASB issued an accounting standard that requires a company to disclose information about the fair value of financial instruments (including methods and significant assumptions used) in interim financial statements. The standard also requires the disclosures in summarized financial information for interim reporting periods. We adopted the new standard for the interim period ended June 30, 2009. As the standard only requires additional disclosures, our adoption of the standard did not have any effect on our consolidated financial position, results of operations or cash flows.

Recognition and Presentation of Other-Than-Temporary Impairments:   In April 2009, the FASB issued an accounting standard that requires a company to recognize the credit component of an other-than-temporary impairment of a fixed maturity security in income and the non-credit component in AOCI when the company does not intend to sell the security, or it is more likely than not that the company will not be required to sell the security prior to recovery. The standard also changed the threshold for determining when an other-than-temporary impairment has occurred on a fixed maturity security with respect to intent and ability to hold until recovery and requires additional disclosures in interim and annual reporting periods for fixed maturity and equity securities. The standard does not change the recognition of other-than-temporary impairment for equity securities. We adopted the new standard for the interim period ended June 30, 2009. The adoption did not have any effect on our consolidated financial position, results of operations or cash flows.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly:  In April 2009, the FASB issued an accounting standard that provides guidance for estimating the fair value of assets and liabilities when the volume and level of activity for an asset or liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly. The new standard also requires extensive additional fair value disclosures. We adopted the new standard for the interim period ended June 30, 2009. The adoption did not have any effect on our consolidated financial position, results of operations or cash flows.

Subsequent Events:  In May 2009, the FASB issued an accounting standard that requires disclosure of the date through which a company evaluated the need to disclose events that occurred subsequent to the balance sheet date and whether that date represents the date the financial statements were issued or were available to be issued. We adopted the new standard for the interim period ended June 30, 2009. The adoption of the new standard did not affect our

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note B — Summary of Significant Accounting Policies (Continued)

consolidated financial position, results of operations or cash flows. We considered subsequent events through March 1, 2010 for disclosures in this Form 10-K, which is the date the financial statements were available to be issued.

FASB Accounting Standards Codification:  In June 2009, the FASB issued an accounting standard that established the FASB Accounting Standards Codification (“ASC”), which became the source of authoritative GAAP for non-governmental entities effective for the period ended September 30, 2009. Rules and interpretive releases of the U.S. Securities and Exchange Commission (“SEC”), under authority of federal securities laws, are also sources of authoritative GAAP for SEC registrants. On the effective date of this standard, the ASC superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC became non-authoritative. We adopted the new standard for the interim period ended September 30, 2009, its effective date. The adoption did not have any effect on our consolidated financial position, results of operations or cash flows.

Measuring Liabilities at Fair Value:  In August 2009, the FASB issued an accounting standards update to clarify how the fair value measurement principles should be applied when measuring liabilities carried at fair value. The update explains how to prioritize market inputs in measuring liabilities at fair value and what adjustments to market inputs are appropriate for debt obligations that are restricted from being transferred to another obligor. The update is effective for interim and annual periods ending after December 15, 2009. We adopted this standard for the annual period ended December 31, 2009. The adoption of the update did not have any effect on our consolidated financial position, results of operations or cash flows, but affected the way we value our debt when disclosing its fair value. See Note P — Fair Value Disclosures of Financial Instruments.

Future Application of Accounting Standards:

Accounting for Transfers of Financial Assets:  In June 2009, the FASB issued an accounting standard addressing transfers of financial assets that removes the concept of a Qualifying Special Purpose Entity (“QSPE”) from the FASB ASC and removes the exception from applying the consolidation rules to QSPEs. The new standard is effective for interim and annual periods beginning on January 1, 2010 for us. Earlier application is prohibited. The adoption of the new standard will have no effect on our consolidated financial position, results of operations, or cash flows, as we do not have any involvement with QSPEs.

Consolidation of Variable Interest Entities:  In June 2009, the FASB issued an accounting standard that amends the rules addressing consolidation of VIEs with an approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly affect the entity’s economic performance and has (i) the obligation to absorb losses of the entity or (ii) the right to receive benefits from the entity. The new standard also requires enhanced financial reporting by enterprises involved with VIEs. The new standard is effective for interim and annual periods beginning on January 1, 2010. Earlier application is prohibited. We have determined that we are not involved with any VIEs that would have to be consolidated as a result of the adoption of this standard. We have determined that we will have to deconsolidate ten previously consolidated VIEs, as we do not control the activities which significantly impact the economic performance of these VIEs. Accordingly, we will remove Assets of VIEs and Liabilities of VIEs from our consolidated balance sheet of $79,720 and $6,464, respectively, as reflected on our Consolidated Balance Sheet at December 31, 2009. We will record investments in senior secured notes of $51,660 and guarantee liabilities of $3,000 relating to our involvements with these entities. As a result, we will record a $15,900 charge, net of tax, to beginning retained earnings on January 1, 2010.

Subsequent Events:  In February 2010, the FASB amended a previously issued accounting standard to require all companies that file financial statements with the SEC to evaluate subsequent events through the date the financial statements are issued. The standard was further amended to exempt these companies from the requirement to disclose the date through which subsequent events have been evaluated. This amendment is effective for us for

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

interim and annual periods ending after June 15, 2010. Because this new standard only requires additional disclosures, its adoption will have no effect on our consolidated financial position, results of operations, or cash flow.

Note C — Related Party Transactions

Intercompany Allocations and Fees:  We are party to cost sharing agreements, including tax, with AIG. Generally, these agreements provide for the allocation of corporate costs based upon a proportional allocation of costs to all subsidiaries. We also pay other subsidiaries of AIG fees related to management services provided for certain of our foreign subsidiaries. We earned management fees from two trusts consolidated by AIG for the management of aircraft we have sold to the trusts. AIG paid certain expenses on our behalf which increased Paid-in capital. See Note G — Shareholders’ Equity.

Credit Agreements with AIG Funding:  We borrowed $1,671,268 from AIG Funding, an affiliate of our parent, in September 2008 in order to pay our commercial paper and other obligations as they became due. The amount outstanding under the loan was paid in October 2008 when we were approved to participate in the CPFF.

During the year ended December 31, 2009, we entered into credit agreements aggregating approximately $3,900,000 with AIG Funding. See Note F — Debt Financings.

Derivatives and Insurance Premiums:  All of our interest rate swap and foreign currency swap agreements are with AIG Financial Products Corp. (“AIGFP”), a related party. See Note N — Fair Value Measurements and Note O — Derivative Financial Instruments. In addition, we purchase insurance through a broker who may place part of our policies with AIG. Total insurance premiums were $6,806, $5,745, and $5,100 for the years ended December 31, 2009, 2008 and 2007, respectively.

Our financial statements include the following amounts involving related parties:

	December 31,
Income Statement	2009	2008	2007
	(Dollars in thousands)

Expense (income):
Interest expense on loan from AIG	$100,504	$6,825	$—
Effect from derivatives on contracts with AIGFP(a)	(22,097)	39,926	5,310
Lease revenue related to hedging of lease receipts with AIGFP(a)	723	6,718	(799)
Allocation of corporate costs from AIG	8,683	13,167	12,877
Management fees received	(9,457)	(9,808)	(9,878)
Management fees paid to subsidiaries of AIG	910	839	726

	December 31,
Balance Sheet	2009	2008
	(Dollars in thousands)

Asset (liability):
Loans from AIG Funding	$3,909,567	$—
Derivative assets, net(a)	186,771	88,203
Income taxes (payable) receivable to/from AIG	(80,924)	(32,083)
Taxes benefit sharing payable to AIG	(85,000)	(85,000)
Accrued corporate costs payable to AIG	(5,298)	(6,092)
Accrued interest payable to AIG	(672)	—
Net (payable) receivable for management fees and other	—	(3)

(a)	See Note O — Derivative Financial Instruments for all derivative transactions

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note D — Notes Receivable

Notes receivable are primarily from the sale of flight equipment and are summarized as follows:

	2009	2008

Fixed rate notes with varying interest rates up to 10.3%	$52,060	$6,767
LIBOR based notes with spreads ranging from 1.3% to 3.3%	60,000	74,560

	$112,060	$81,327

At December 31, 2009, the minimum future payments on notes receivable are as follows:

2010(a)	$67,161
2011	8,865
2012	8,937
2013	11,834
2014	15,263

$112,060

(a)	Includes a balloon payment for a note related to a sale of flight equipment.

During the year ended December 31, 2008, based on information received and the analysis performed, we recorded charges aggregating $46,557 to write down two secured notes to fair value. There were no material write downs of notes receivables during the years ended December 31, 2009 and 2007.

Note E — Net Investment in Finance and Sales-type Leases

The following lists the components of the net investment in finance and sales-type leases:

	December 31,	December 31,
	2009	2008

Total lease payments to be received	$171,549	$165,503
Estimated residual values of leased flight equipment (unguaranteed)	138,665	195,737
Less: Unearned income	(49,133)	(59,481)

Net investment in finance and sales-type leases	$261,081	$301,759

At December 31, 2009, minimum future lease payments on finance and sales-type leases are as follows:

2010	$39,323
2011	32,333
2012	32,040
2013	24,526
2014	21,596
Thereafter	21,731

Total minimum lease payments to be received	$171,549

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note C — Net Investment in Finance Leases (Continued)

Note F — Debt Financing

Our debt financing was comprised of the following at the following dates:

	December 31,
	2009	2008

Secured
ECA Financings	$3,004,763	$2,436,296
Loans from AIG Funding	3,909,567	—
Other Secured Financings(a)	153,116	—

	7,067,446	2,436,296
Unsecured
Commercial Paper	—	1,752,000
Public Bonds and Medium-Term Notes	16,566,099	19,748,541
Bank Debt	5,087,750	7,558,750

	21,653,849	29,059,291

Total Secured and Unsecured Debt Financing	28,721,295	31,495,587
Less: Deferred Debt Discount	(9,556)	(18,919)

	28,711,739	31,476,668
Subordinated Debt	1,000,000	1,000,000

	$29,711,739	$32,476,668

(a)	Of this amount, $129,583 is non-recourse to ILFC. These secured financings were incurred by VIEs and consolidated.

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

In January 1999, we entered into the 1999 ECA facility to borrow up to $4,327,260 for the purchase of Airbus aircraft delivered through 2001. We used $2,800,000 of the amount available under this facility to finance purchases of 62 aircraft. Each aircraft purchased was financed by a ten-year fully amortizing loan with interest rates ranging from 5.753% to 5.898%. The loans are guaranteed by various European Export Credit Agencies. We have collateralized the debt by a pledge of the shares of a wholly-owned subsidiary that holds title to the aircraft financed under the facility. At December 31, 2009, 32 loans with an aggregate principal value of $146,111 remained outstanding under the facility and the net book value of the related aircraft was $1,780,011.

In May 2004, we entered into the 2004 ECA facility, which was amended in May 2009 to allow us to borrow up to $4,643,660 for the purchase of Airbus aircraft delivered through June 30, 2010. Funds become available under this facility when the various European Export Credit Agencies provide guarantees for aircraft based on a forward looking calendar. The financing is for a ten-year fully amortizing loan per aircraft at an interest rate determined through a bid process. We have collateralized the debt by a pledge of the shares of a wholly-owned subsidiary that

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note F — Debt Financing (Continued)

holds title to the aircraft financed under this facility. As of December 31, 2009, we had financed 66 aircraft using approximately $3,961,381 under this facility and approximately $2,858,652 was outstanding. The interest rates are either fixed or based on LIBOR. At December 31, 2009, the interest rates of the outstanding loans ranged from 0.45% to 4.71%. The net book value of the related aircraft was $3,990,970 at December 31, 2009.

Under the terms of our 1999 and 2004 ECA facilities, our current long-term debt ratings impose the following restrictions: (i) we must receive written consent from the security trustee before we can fund Airbus aircraft deliveries under the 2004 ECA facility; (ii) we must segregate all security deposits, maintenance reserves and rental payments received under the leases of the aircraft financed under the 1999 and 2004 ECA facilities into separate accounts controlled by the security trustees (segregated rental payments will be used to pay principal and interest on the outstanding debt); and (iii) we must file individual mortgages on the aircraft funded under the 1999 and 2004 ECA facilities in the local jurisdictions in which the respective lessees operate. At December 31, 2009, we had segregated security deposits, maintenance reserves and rental payments aggregating $315,156 related to aircraft funded under the 1999 and 2004 ECA facilities.

Loans from AIG Funding

In March 2009 we entered into two demand note agreements aggregating $1,700,000 with AIG Funding in order to fund our liquidity needs. Interest on the notes was based on LIBOR with a floor of 3.5%. On October 13, 2009, we amended and restated the two demand note agreements, including extending the maturity dates, and entered into a new $2,000,000 credit agreement with AIG Funding. We used the proceeds from the $2,000,000 loan to repay in full our obligations under our $2,000,000 revolving credit facility that matured on October 15, 2009. On December 4, 2009 we borrowed an additional $200,000 from AIG Funding to repay maturing debt. The amount was added to the principal balance of the new credit agreement. These loans, aggregating $3,900,000, mature on September 13, 2013 and are due in full at maturity with no scheduled amortization. The loans initially bore interest at a rate of 3-month LIBOR plus 3.025%, which was subsequently raised to 6.025%, as discussed below. The funds for the loans were provided to AIG Funding by the FRBNY pursuant to the FRBNY Credit Agreement. In order to receive the FRBNY’s consent to the loans, we entered into guarantee agreements to guarantee the repayment of AIG’s obligations under the FRBNY Credit Agreement up to an amount equal to the aggregate outstanding balance of the loans.

These loans (and the related guarantees) are secured by (i) a portfolio of aircraft and all related equipment and leases, with an aggregate average appraised value as of September 30, 2009 of approximately $7,400,000 plus additional temporary collateral with an aggregate average appraised value as of September 30, 2009 of approximately $10,000,000 that will be released upon the perfection of certain security interests, as described below; (ii) any and all collection accounts into which rent, maintenance reserves, security deposits and other amounts owing are paid under the leases of the pledged aircraft; and (iii) the shares or other equity interests of certain subsidiaries of ours that may own or lease the pledged aircraft in the future. In the event the appraised value of the collateral held falls below certain levels, we will be forced either to prepay a portion of the term loans without penalty or premium, or to grant additional collateral.

We are also required to prepay the loans, without penalty or premium, upon (i) the sale of an aircraft (other than upon the sale or transfer to a co-borrower under the loans) in an amount equal to 75% of the net sale proceeds; (ii) the receipt of any hull insurance, condemnation or other proceeds in respect of any event of loss suffered by a pledged aircraft in an amount equal to 75% of the net proceeds received on account thereof; and (iii)  the removal of an aircraft from the collateral pool (other than in connection with the substitution of a non-pool aircraft for such removed aircraft in accordance with the terms of the loans) in an amount equal to 75% of the most recent appraised value of such aircraft. We are also required to repay the loans in full upon the occurrence of a change in control,

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note F — Debt Financing (Continued)

which is defined in the loan agreements to include AIG ceasing to beneficially own 100% of our equity interests. We may voluntarily prepay the loans in part or in full at any time without penalty or premium.

The loans contain customary affirmative and negative covenants and include restrictions on asset transfers and capital expenditures. The loans also contain customary events of default, including an event of default under the loans if an event of default occurs under the FRBNY Credit Agreement. One event of default under the loans was the failure to perfect security interests, for the benefit of AIG Funding and the FRBNY, in certain aircraft pledged as collateral by December 1, 2009. We were unable to perfect certain of these security interests in a manner satisfactory to the FRBNY by December 1, 2009, and as a result entered into temporary waivers and amendments which (i) will allow us to release the temporary collateral of approximately $10,000,000 once we have completed the transfer of all the aircraft pledged as security to special purpose entities and perfected the security interests of all such aircraft for the benefit of AIG Funding and the FRBNY; (ii) required us to add certain aircraft leasing subsidiaries as co-obligors on the loans; and (iii) will require us to transfer pledged aircraft to special purpose entities within a prescribed time period (not less than three months from the date of notice) upon request, at any time, by AIG Funding (the “Transfer Mandate”). Pursuant to the temporary waiver and amendment, until all perfection requirements with regard to the pledged aircraft have been satisfied, the interest rate was raised to three-month LIBOR plus 6.025%, of which 3.0% is permitted to be paid-in-kind and is added to the principal balance of the loans. Additionally, if we do not comply with any Transfer Mandate within the prescribed time period, we will be in default under the loan agreements with AIG Funding and the interest rate may increase to three-month LIBOR with a 2% floor plus 9.025%. As of February 25, 2010, the FRBNY had not presented us with any Transfer Mandate. Within 30 days after our compliance with the perfection requirements for all of the pledged aircraft, including the transfer of all such aircraft to special purpose entities, a pool of aircraft with a 50% loan-to-value ratio will be selected by AIG Funding and the FRBNY from the pledged aircraft, and the additional temporary collateral with an aggregate appraised value of approximately $10,000,000 at September 30, 2009 will be released.

Other Secured Financing Arrangements

In May 2009, ILFC provided $39,000 of subordinated financing to an entity, which we have determined is a VIE of which we are the primary beneficiary. The primary beneficiary of a VIE is the party with the variable interest in the entity that absorbs the majority of the expected losses of the VIE, receives the majority of the expected residual returns of the VIE, or both. See Note M — Variable Interest Entities. Accordingly, we consolidate the entity into our consolidated financial statements. The entity used these funds and an additional $106,000 borrowed from third parties to purchase an aircraft, which the entity leases to an airline. ILFC acts as servicer of the lease for the entity. The $106,000 loan has two tranches. The first tranche is $82,000, fully amortizes over the lease term, and is non-recourse to ILFC. The second tranche is $24,000, partially amortizes over the lease term, and is guaranteed by ILFC. Both tranches of the loan are secured by the aircraft and the lease receivables. Both tranches have nine-year terms with interest rates based on LIBOR. At December 31, 2009, the interest rates on the $82,000 and $24,000 tranches were 3.385% and 5.085%, respectively. The entity entered into two interest rate cap agreements to economically hedge the related LIBOR interest rate risk in excess of 4.00%. At December 31, 2009, $100,631 was outstanding and the net book value of the aircraft was $142,071.

In June 2009, we borrowed $55,449 through a wholly-owned subsidiary that is considered a VIE and owns one aircraft leased to an airline. See Note M — Variable Interest Entities. The loan is non-recourse to ILFC and the loan is secured by the aircraft and the lease receivables. The interest rate on the loan is fixed at 6.58%. At December 31, 2009, $52,485 was outstanding and the net book value of the aircraft was $94,610.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note F — Debt Financing (Continued)

  Commercial Paper and Other Short-Term Debt

Commercial Paper:  We have a $6,000,000 Commercial Paper Program. The weighted average interest rate of our outstanding commercial paper was 3.51% at December 31, 2008.

We became unable to issue new commercial paper in September 2008 as a result of the liquidity issues of our parent, AIG, the downgrading of our short-term debt rating, and the overall economic conditions in the U.S. and global credit markets. As a result, in September 2008 we had to borrow $1,671,268 from AIG Funding, an affiliate of our parent, and subsequently draw down the maximum amount available on our unsecured revolving credit facilities of $6,500,000. Since September 12, 2008, except as discussed below, we have not issued new commercial paper and we cannot determine if the commercial paper markets will be available to us again.

Commercial Paper Funding Facility:  On October 27, 2008, we were approved to participate in the CPFF to issue up to $5,700,000 of commercial paper. As of December 31, 2008, we had issued $1,686,900 under the CPFF. The proceeds were used to repay the amount outstanding under our loan from AIG Funding. The commercial paper issued was due January 28, 2009 and we paid a lending rate of 2.78%. On January 21, 2009, Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., downgraded our long-term and short-term credit ratings and we ceased to have access to the CPFF. We repaid the funds borrowed under the CPFF on its maturity date of January 28, 2009.

Other Short-Term Financing:  In April 2009, we entered into a $100,000 90-day promissory note agreement with a supplier in connection with the purchase of an aircraft. The interest rate was fixed at the annual rate of 5.00%. The note was paid in full on July 22, 2009, when it matured.

  Public Bonds and Medium-Term Notes

As of December 31, 2009, we had one effective U.S. shelf registration statement and a Euro Medium-Term Note Programme:

	Maximum		Issued as of
	Offering		December 31, 2009

Registration statement dated August 7, 2009	$ Unlimited	(a)	$—
Euro Medium-Term Note Programme dated September 2009(b)(d)	7,000,000		1,903,000	(c)

(a)	As a result of our Well Known Seasoned Issuer (“WKSI”) status, we have an unlimited amount of debt securities registered for sale.

(b)	This is a perpetual program. As a bond issue matures, the principal amount of that bond becomes available for new issuances under the program.

(c)	We have hedged the foreign currency risk of the notes through foreign currency swaps.

(d)	This is a perpetual program. As a bond issue matures, the principal amount of that bond becomes available for new issuances under the program.

Prior to September 2008, we had issued bonds and medium-term notes. At December 31, 2009, we had public bonds and medium-term notes in the amount of $16,566,099 outstanding with maturities ranging from 2010 to 2015 and interest rates ranging from 4.20% to 7.95%. The bonds and medium-term notes provide for a single principal payment at the maturity of the respective note and cannot be redeemed prior to maturity. At December 31, 2009 and 2008 we had floating rate notes aggregating $1,350,000 and $4,073,280 and the remainder were at fixed rates. To the extent deemed appropriate we enter into derivative transactions to manage our effective borrowing rates with respect to floating rate notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note F — Debt Financing (Continued)

At December 31, 2009 and 2008, bonds and medium-term notes included $1,902,500 and $2,334,200 of notes, respectively, issued under our $7,000,000 Euro Medium-Term Note Program (€1.6 billion in 2009 and €1.9 billion and £300 million in 2008). The program is perpetual. As a bond issue matures, the principal amount of that bond becomes available for new issuances under the program. We have eliminated the currency exposure arising from the notes by hedging the notes through swaps. We translate the debt into U.S. dollars using current exchange rates prevailing at the balance sheet date. The foreign exchange adjustment for the foreign currency denominated notes was $391,100 and $338,100 at December 31, 2009 and 2008, respectively.

  Bank Debt

Revolving Credit Facilities:  We previously entered into three unsecured revolving credit facilities with an original group of 35 banks for an aggregate amount of $6,500,000, consisting of a $2,000,000 tranche that expired and was paid in full in October 2009, a $2,000,000 tranche that expires in October 2010, and a $2,500,000 tranche that expires in October 2011. These revolving credit facilities provide for interest rates that vary according to the pricing option selected at the time of borrowing. Pricing options include a base rate, a rate ranging from 0.25% over LIBOR to 0.65% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The credit facilities are subject to facility fees, currently 0.2% of amounts available. We are currently paying the maximum fees under the facilities. The fees are based on our current credit ratings and may decrease in the event of upgrades to our ratings. As of December 31, 2009, the maximum amount available of $4,500,000 under our active revolving credit facilities was outstanding and interest was accruing on the outstanding loans with interest rates based on LIBOR ranging from 0.91% to 0.93%. If AIG sells 51% or more of our equity interests without our lenders’ consent, it would be an event of default under our revolving credit facilities and would allow our lenders to declare our debt immediately due and payable.

Term Loans:  From time to time, we enter into funded bank financing arrangements. As of December 31, 2009, $587,750 was outstanding under these term loan agreements, which have varying maturities through February 2012. The interest rates are based on LIBOR with spreads ranging from 0.30% to 0.40%. At December 31, 2009, the interest rates ranged from 0.55% to 0.68%. If AIG sells 51% or more of our equity interests without our lenders’ consent, it would be an event of default under our funded bank financing agreements and would allow our lenders to declare our debt immediately due and payable.

  Subordinated Debt

In December 2005, we issued two tranches of subordinated debt totaling $1,000,000. Both tranches mature on December 21, 2065, but each tranche has a different call option. The $600,000 tranche has a call option date of December 21, 2010, and the $400,000 tranche has a call option date of December 21, 2015. The tranche with the 2010 call option date has a fixed interest rate of 5.90% for the first five years, and the tranche with the 2015 call option date has a fixed interest rate of 6.25% for the first ten years. Each tranche has an interest rate adjustment if the call option for that tranche is not exercised. The new interest rate would be a floating rate, reset quarterly, based on the initial credit spread of 1.55% and 1.80%, respectively, plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; or (iii) 30-year constant maturity treasury.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note F — Debt Financing (Continued)

  Existing Commitments

Maturities of debt financing (excluding deferred debt discount) at December 31, 2009 are as follows:

2010	$6,650,317
2011	7,653,642
2012	4,132,508
2013	7,863,355
2014	1,469,474
Thereafter	1,951,999

$29,721,295

  Other

Under the most restrictive provisions of our debt agreements, consolidated retained earnings at December 31, 2009 in the amount of $2,542,765 are unrestricted as to payment of dividends based on consolidated net tangible worth requirements. We are, however, currently restricted from paying any dividends to AIG under the FRBNY Credit Agreement.

Note G — Shareholders’ Equity

  Market Auction Preferred Stock

The Market Auction Preferred Stock (“MAPS”) have a liquidation value of $100 per share and are not convertible. The dividend rate, other than the initial rate, for each dividend period for each series is reset approximately every seven weeks (49 days) on the basis of orders placed in an auction. At December 31, 2009, the dividend rate for each of the Series A and Series B MAPS was 0.44%.

  Paid-in Capital

We recorded $3,305 in 2009, $6,782 in 2008, and $1,698 in 2007 in Paid-in capital for debt issue cost, compensation and other expenses paid by AIG on our behalf, which we were not required to pay.

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

At December 31, 2009 and 2008, the Company’s accumulated other comprehensive (loss) income consisted of the following:

	2009	2008

Cumulative unrealized (loss) gain related to cash flow hedges, net of tax of $74,566 (2009) and $90,497 (2008)	$(138,482)	$(168,065)
Cumulative unrealized gain related to securities available for sale, net of tax of $149 (2009)	276	—

Total accumulated other comprehensive (loss) income	$(138,206)	$(168,065)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note G — Shareholders’ Equity (Continued)

Note H — Rental Income

Minimum future rentals on non-cancelable operating leases and subleases of flight equipment which has been delivered as of December 31, 2009 are shown below. This does not include the rentals to be received from lessees as a result of payments made to them directly by the aircraft manufacturers.

Year Ended

2010	$4,670,327
2011	4,170,938
2012	3,473,153
2013	2,725,381
2014	2,072,724
Thereafter	3,736,884

$20,849,407

Additional rentals we earned based on the lessees’ usage aggregated $689,949 in 2009, $616,747 in 2008, and $645,535 in 2007. Flight equipment is leased, under operating leases, with remaining terms ranging from one to 11 years.

Unamortized initial direct cost of $85,292 and $81,793 at December 31, 2009 and 2008, respectively, is included in Lease receivables and other assets on our Consolidated Balance Sheets.

Note I — Income Taxes

The provision (benefit) for income taxes is comprised of the following:

	2009	2008	2007
Current:
Federal(a)	$110,579	$14,527	$(145,650)
State	1,467	(557)	7,209
Foreign	1,262	1,210	2,305

	113,308	15,180	(136,136)
Deferred(b):
Federal	379,813	370,968	455,569
State(c)	7,417	5,448	(8,914)

	387,230	376,416	446,655

	$500,538	$391,596	$310,519

(a)	Including U.S. tax on foreign income.

(b)	Deferred taxes were also provided (charged) to other comprehensive income of $(16,078), $33,302, and $58,659 for the years ended December 31, 2009, 2008, and 2007, respectively.

(c)	Includes a charge of $3,669 in 2009, a charge of $1,080 in 2008, and a benefit of $12,854 in 2007 for revaluation of state deferred taxes as a result of a change in our California apportionment factor.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note I — Income Taxes (Continued)

The net deferred tax liability consists of the following deferred tax liabilities (assets):

	2009	2008
Deferred Tax Liabilities

Accelerated depreciation on flight equipment	$5,394,198	$4,951,176
Straight line rents	37,586	39,565
Derivatives	14,381	10,260
Other	1,970	2,211

Total Deferred Tax Liabilities	$5,448,135	$5,003,212

Deferred Tax Assets
Excess of state income taxes not currently deductible	$(17,668)	$(14,709)
Provision for overhauls	(137,997)	(148,139)
Capitalized overhauls	(64,628)	(30,214)
Rent received in advance	(92,129)	(80,233)
Other comprehensive income	(74,419)	(90,497)
Accruals and reserves	(85,008)	(55,545)
Net operating loss carry forward(a)	(58,899)	(75,386)
Losses of VIEs	(29,281)	(23,756)
Other	(6,548)	(6,483)

Total Deferred Tax Assets(b)	$(566,577)	$(524,962)

Net Deferred Tax Liability	$4,881,558	$4,478,250

(a)	Represents operating losses generated from tax years 2007 and 2008. Deferred tax assets related to the losses generated are reclassified from current to deferred tax liabilities due to uncertainties with regard to the timing of their future utilization in the consolidated tax return of AIG. Deferred taxes related to the losses will be reclassified to current in future years when we are notified by AIG of amounts utilized in future tax years or through a carry back to prior tax years.

(b)	In making our assessment of the realization of deferred tax assets including net operating loss carry forwards, we considered all available evidence, including (i) current and projected financial reporting results; (ii) the carry forward periods for all taxable losses; (iii) the projected amount, nature and timing of the realization of deferred tax liabilities; (iv) implications of our tax sharing agreement with AIG; and (v) tax planning strategies that would be implemented, if necessary, to accelerate taxable amounts.

A reconciliation of the computed expected total provision for income taxes to the amount recorded is as follows:

	2009	2008	2007

Computed expected provision at 35%	$488,659	$383,152	$320,210
State income tax, net of Federal	5,774	3,179	(1,108)
Foreign Taxes	10	97	1,062
IRS Audit Adjustments(a)	2,185	2,863	1,709
Other(b)	3,910	2,305	(11,354)

Provision for Income Taxes	$500,538	$391,596	$310,519

(a)	We are periodically advised of certain IRS and other adjustments identified in the U.S. Consolidated AIG tax return which are attributable to our operations. Under our tax sharing arrangement, we provide a charge or credit for the effect of the adjustments and the related interest in the period we are advised of such adjustments and interest.

(b)	Consists principally of permanent items related to current and prior year tax returns.

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

In 2002 and 2003, we participated in certain tax planning activities with our parent, AIG and related entities, which provided certain tax and other benefits to the AIG consolidated group. As a result of our participation in these activities, AIG shared a portion of the tax benefits of these activities attributable to us which aggregated $245,000. We repaid $160,000 in 2007 and the remaining $85,000 is payable to AIG on demand. The liability is recorded in Tax benefit sharing payable to AIG on the Consolidated Balance Sheet.

In October 2004, Congress passed the American Jobs Creation Act of 2004, repealing the corporate export tax benefits under the ETI, after the World Trade Organization (“WTO”) ruled the export subsidies were illegal. Under the act, ETI export tax benefits for corporations would be phased out in 2005 and 2006 for certain transactions. On January 26, 2006, the WTO ruled the American Jobs Creation Act fails to fully implement the recommendations from the Dispute Settlement Body as long as it includes transitional and grandfathering measures. A memo released by the Internal Revenue Service (“IRS”) in January 2007 indicates that some contracts may be grandfathered. However, the memo notes that it cannot be relied upon and there has been no other published announcement by the IRS as to whether benefits for some contracts may continue after 2006. We believe that the FSC and ETI benefits will be an available benefit in our 2007 through 2009 U.S. Consolidated AIG tax returns. However, we have not concluded that the likelihood that the benefit will be realized is more likely than not. As such, we have increased our gross unrecognized tax benefit liability by the amount of the FSC and ETI benefits for those years. If these tax benefits, which aggregate $160,926, are ultimately recognized in our consolidated financial statements, our annual effective tax rate would decrease. We estimate additional unrecognized tax benefits related to FSC and ETI benefits during 2010 of approximately $45,000 to $55,000.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$38,381
Additions based on tax positions related to 2007(a)	51,600
Additions for tax positions of prior years(b)	(12,423)
Reductions for tax positions of prior years	—
Settlements(c)	(13,782)

Balance at December 31, 2007	63,776
Additions based on tax positions related to 2008(a)	50,980
Additions for tax positions of prior years(b)	6,726
Reductions for tax positions of prior years	—

Balance at December 31, 2008(d)	121,482

Additions based on tax positions related to 2009(a)	50,823
Additions for tax positions of prior years(b)	1,121
Reductions for tax positions of prior years	—
Settlements(c)	(7,602)

Balance at December 31, 2009(d)	$165,824

(a)	Consists principally of FSC and ETI benefits.

(b)	Items attributable to prior restatements submitted to the IRS as adjustments.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note I — Income Taxes (Continued)

(c)	Amounts paid to AIG related to the settlement of prior year audit adjustments for the years 1991 to 1999. In addition, we paid $10,158, $0 and $4,550 in interest during the years ended December 31, 2007, 2008, and 2009, respectively.

(d)	$13,782, $29,544 and $7,972 is recorded in current taxes at December 2007, 2008, and 2009, respectively, and $0, $91,938 and $107,139 is recorded in deferred taxes at December 31, 2007, 2008, and 2009, respectively. In addition, we recorded $50,713 in Accrued interest and other payables for the year ended December 31, 2009.

Interest related to unrecognized tax benefits are recognized in income tax expense. We recognized $2,185, $2,863, and $1,445 of interest in the Consolidated Statement of Income for the years ended December 31, 2009, 2008, and 2007, respectively. At December 31, 2009, 2008, and 2007, we had included in current taxes payable $8,214, $10,579, and $7,716, respectively, for the payment of interest (net of the federal benefit).

The balance of unrecognized tax benefits at December 31, 2009, included proposed tax adjustments for the years 2000 to 2007, which have been agreed with, but not yet finalized by, the relevant tax authorities. AIG continually evaluates proposed audit adjustments by taxing authorities. The tax return years 2000 through 2007 remain subject to examination by tax authorities in jurisdictions where we are included in AIG’s tax returns (principally in the U.S.).

The Current income taxes recorded on the Consolidated balance sheet represents amounts due to/from AIG under our tax sharing arrangements for US Federal and state taxes. Under the tax sharing arrangements, AIG reimburses us for any tax benefit arising out of the use by AIG of any tax benefits generated by us including net operating losses to the extent used in the consolidated tax returns. As a result of the consolidated taxable losses of AIG, AIG informed us that certain benefits generated by us would not be reimbursed until utilized by AIG, or upon expiration of the benefits. As such, the 2008 provision for current income tax was charged for $75,386, including (i) Net operating loss carry forwards of $167,324; (ii) Reserve for uncertain tax positions of ($107,138); and (iii) audit adjustments relating to 2006 of $15,200. A corresponding credit was recorded in the provision for deferred taxes. In 2009, the provision for current income tax was charged $67,199, including (i) $1,287 for adjustment and utilization of prior year net operating loss; (ii) $15,200 for audit adjustments related to 2006; and (iii) reserve for uncertain tax positions of $50,713.

Note J — Other Information

  Concentration of Credit Risk

We lease and sell aircraft to airlines and others throughout the world. The lease and notes receivables are from entities located throughout the world. We generally obtain deposits on leases and obtain collateral in flight equipment on notes receivable. No single customer accounted for more than 10% of total revenues in 2009, 2008 or 2007.

2009 revenues from rentals of flight equipment includes $93,954 (1.78% of total revenue) from lessees who have filed for bankruptcy protection.

  Segment Information

We operate within one industry: the leasing, sales and management of flight equipment.

  Geographical Concentration

Revenues include rentals of flight equipment to foreign airlines of $4,925,001 in 2009, $4,612,019 in 2008, and $4,175,987 in 2007. Lease revenues from the rental of flight equipment have been reduced by payments received by our customers from the aircraft and engine manufacturers.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note J — Other Information (Continued)

The following table sets forth the dollar amount and percentage of total rental revenues attributable to the indicated geographic areas based on each airline’s principal place of business for the years indicated:

	2009		2008		2007
	Amount	%	Amount	%	Amount	%

Europe	$2,353,979	44.6	$2,241,742	45.3%	$2,060,196	44.9%
Asia/Pacific	1,583,389	30.0	1,432,252	29.0	1,229,141	26.8
The Middle East and Africa	638,747	12.1	558,553	11.3	528,095	11.5
U.S. and Canada	453,976	8.6	444,921	9.0	536,313	11.7
Central and South America and Mexico	245,128	4.7	265,980	5.4	233,866	5.1

	$5,275,219	100%	$4,943,448	100%	$4,587,611	100%

The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue in any year based on each airline’s principal place of business for the years indicated:

	2009		2008		2007
	Amount	%	Amount	%	Amount	%

China	$903,361	17.1%	$835,722	16.9%	$714,181	15.6%
France	537,698	10.2	515,165	10.4	448,538	9.8

  Currency Risk

We attempt to minimize our currency and exchange risks by negotiating our aircraft purchase agreements and most of our aircraft leases in U.S. dollars. Some of our leases, however, are negotiated in Euros to meet the needs of a number of airlines. We have hedged part of future lease payments receivable through 2010. We bear risk of receiving less U.S. dollar rental revenue on lease payments not hedged and incurring future currency losses on cash held in Euros if the value of the Euro deteriorates against the U.S. dollar. Foreign currency transaction gains (losses) in the amounts of $5,456, $(3,738), and $7,849 were recognized for the periods ended December 31, 2009, 2008, and 2007, respectively, and are included in Interest and other in our Consolidated Statements of Income.

Note K — Employee Benefit Plans

Our employees participate in various benefit plans sponsored by AIG, including a noncontributory qualified defined benefit retirement plan, a voluntary savings plan (401(k) plan) and various stock based and other compensation plans.

  Pension Plans

Pension plan and 401(k) plan expenses allocated to us by AIG were $2,953 for 2009, $1,570 for 2008, and $1,687 for 2007, and are included in Selling, general and administrative in our Consolidated Statements of Income.

AIG’s U.S. plans do not separately identify projected benefit obligations and plan assets attributable to employees of participating affiliates. AIG’s projected benefit obligations exceeded the plan assets at December 31, 2009 by $325,000.

  Stock-Based and Other Compensation Plans

At December 31, 2009, our employees participated in the following stock-based and other compensation plans: (i) AIG 2007 Stock Incentive Plan; (ii) Starr International Company, Inc. Deferred Compensation Profit Participation Plans; (iii) AIG 2005-2006 Deferred Compensation Profit Participation Plan; (iv) AIG Partners Plan;

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note K — Employee Benefit Plans (Continued)

(v) ILFC Deferred Compensation Plan; (vi) ILFC Long-Term Incentive Plan; and (vii) Liability Awards under the Troubled Asset Relief Program (“TARP”) Executive Compensation.

We recorded compensation expenses of $14,030, $6,008, and $5,112 for our participation in AIG’s share-based payment and liability programs and $12,605, $7,357, and $5,886 for our deferred compensation and long-term incentive plans for the years ended December 31, 2009, 2008, and 2007, respectively. The impact of all plans, both individually and in the aggregate, is immaterial to the consolidated financial statements.

Note L — Commitments and Contingencies

  Aircraft Orders

At December 31, 2009, we had committed to purchase 120 new aircraft, scheduled for delivery through 2019 at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $13,700,000. All of these purchase commitments to purchase new aircraft are based upon purchase agreements with each of The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”).

The Boeing aircraft (models 737 and 787), and the Airbus aircraft (models A319, A320, A321, A350XWB and A380) are being purchased pursuant to the terms of purchase agreements executed by us and Boeing or Airbus. These agreements establish the pricing formulas (which include certain price adjustments based upon inflation and other factors) and various other terms with respect to the purchase of aircraft. Under certain circumstances, we have the right to alter the mix of aircraft type ultimately acquired. As of December 31, 2009, we had made non-refundable deposits on the aircraft which we have committed to purchase of approximately $78,827 and $55,055 with Boeing and Airbus, respectively.

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

  Guarantees

Asset Value Guarantees:  We have guaranteed a portion of the residual value of 22 aircraft to financial institutions and other unrelated third parties for a fee. These guarantees expire at various dates through 2023 and generally obligate us to pay the shortfall between the fair market value and the guaranteed value of the aircraft and provide us with an option to purchase the aircraft for the guaranteed value. At December 31, 2009, the maximum commitment that we were obligated to pay under such guarantees, without any offset for the projected value of the aircraft, was approximately $530,000.

Aircraft Loan Guarantees:  Prior to December 31, 2009 we guaranteed two loans collateralized by aircraft to financial institutions in exchange for a fee. The guarantees expire in 2014, when the loans mature, and obligate us to pay an amount up to the guaranteed value upon the default of the borrower, which may be offset by a portion of the underlying value of the aircraft collateral. At December 31, 2009, guaranteed value, without any offset for the projected value of the aircraft, was approximately $27,000.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note L — Commitments and Contingencies (Continued)

  Leases

We have operating leases for office space and office equipment extending through 2015. Rent expense was $10,965 in 2009, $9,997 in 2008, and $9,519 in 2007. The leases provide for step rentals over the term and those rentals are considered in the evaluation of recording rent expense on a straight-line basis over the term of the lease. Tenant improvement allowances received from lessor are capitalized and amortized in selling, general and administrative expenses with rent expense. Commitments for minimum rentals under the noncancelable leases at December 31, 2008 are as follows:

2010	$11,524
2011	11,968
2012	12,448
2013	12,947
2014	13,362
Thereafter	9,063

Total(a)	$71,312

(a)	Minimum rentals have not been reduced by minimum sublease rentals of $7,914 in the future under non-cancelable subleases.

  Contingencies

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

Estate of Volare Airlines (“Volare”):  In November 2004, Volare, an Italian airline, filed for bankruptcy in Italy. Prior to Volare’s bankruptcy, we leased to Volare through wholly-owned subsidiaries two A320-200 aircraft and four A330-200 aircraft. In addition, we managed the lease to Volare by an entity that is a related party to us of one A330-200 aircraft. In October 2009, the Volare bankruptcy receiver filed a claim in an Italian court in the amount of approximately €29.6 million against us and our related party for the return to the Volare estate of all payments made by it to us and our related party in the year prior to Volare’s bankruptcy filing. We have engaged Italian counsel to represent us and intend to defend this matter vigorously. We cannot predict the outcome of this matter, but we do not believe that it will be material to our consolidated financial position, results of operations or cash flows.

We are also a party to various other claims and matters of litigation incidental to the normal course of our business. We believe that the final resolution of these matters will not have a material adverse effect on our financial position, cash flows or results of operations.

Note M —	Variable Interest Entities

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

Our leasing and financing activities require us to use many forms of entities to achieve our business objectives and we have participated to varying degrees in the designs and formation of these entities. Our involvement in VIEs varies from being a passive investor with involvement from other parties, to managing and structuring all the activities, to being the sole shareholder and sole variable interest in the VIE.

Investment Activities

We have variable interests in ten entities to which we previously sold aircraft. The interests include debt financings, preferential equity interests and in some cases providing guarantees to banks which had provided the secured senior financings to the entities. Each entity owns one aircraft. The individual financing agreements are cross-collateralized by the aircraft. We have determined that we are the primary beneficiary of these entities because we have exposure to the majority of the risks and rewards of these entities. We do not, however, have legal or operational control over, and we do not own the assets nor are we directly obligated for the liabilities of, these entities. As such, the assets and liabilities of these entities are presented separately on our Consolidated Balance Sheets. Assets in the amount of $79,720 and $98,746 and liabilities in the amount of $6,464 and $10,699 are included in our 2009 and 2008 Consolidated Balance Sheets and net expenses in the amounts of $7,203, $2,336, and $3,760 are included in our Consolidated Statements of Income for the years ended December 31, 2009, 2008, and 2007, respectively, for these entities. We have a credit facility with these entities to provide financing up to approximately $13,600, of which approximately $8,400 was borrowed at December 31, 2009. The maximum exposure to loss for these entities is $79,720, which is the total recorded asset balance of these entities.

During 2008, we refinanced a loan secured by a pool of aircraft. We were not the primary beneficiary of the entity owning the aircraft, as we were not entitled to receive a majority of the expected losses or expected residual returns from the entity. In the fourth quarter of 2008, we foreclosed on our mortgage on the aircraft, and, as such, we

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note M —	Variable Interest Entities (Continued)

terminated our involvement with the VIE. In conjunction with the termination of our involvement, we recorded a loss in the amount of $28,500.

Non-Recourse Financing Structures

ILFC has a variable interest in an entity established to obtain secured financing for the purchase of an aircraft. ILFC provided $39,000 of subordinated financing to the entity and the entity borrowed $106,000 from third parties, $82,000 of which is non-recourse to ILFC. The VIE owns one aircraft with a net book value of $142,071 at December 31, 2009. We have determined that we are the primary beneficiary of this entity because we absorb the majority of the risks and rewards of this entity. As we control and manage all aspects of this entity, the aircraft is included in Flight equipment under operating leases and the borrowings are included in Debt Financings on our Consolidated Balance Sheets. See Note F — Debt Financing.

We have established an entity to obtain secured financing for an aircraft. We borrowed $55,449 from third parties, all of which is non-recourse to us and is secured by the aircraft. The VIE owns the aircraft with a net book value of $94,610 at December 31, 2009. We have determined that we are the primary beneficiary of this entity because we absorb the majority of the risks and rewards of this entity. As the entity is wholly owned, and we control and manage all aspects of this entity, the aircraft is included in Flight equipment under operating leases and the borrowings are included in Debt Financings on our Consolidated Balance Sheets. See Note F — Debt Financing.

Wholly-Owned ECA Financing Vehicles

ILFC has created wholly owned subsidiaries for the purpose of purchasing aircraft and obtaining financing secured by such aircraft. The secured debt has been guaranteed by the European Export Credit Agencies. The entities meet the definition of a VIE because they do not have sufficient equity to operate without ILFC’s subordinated financial support in the form of intercompany notes which serve as equity even though they are legally debt instruments. As we control and manage all aspects of these entities and guarantee the activities of the entities, the aircraft are included in Flight equipment under operating leases and the borrowings are included in Debt Financings on our Consolidated Balance Sheets. See Note F — Debt Financing for full disclosure of the activities of these entities.

Wholly-Owned Leasing Entities

We have created wholly owned subsidiaries for the purpose of facilitating aircraft leases with airlines. The entities meet the definition of a VIE because they do not have sufficient equity to operate without our subordinated financial support in the form of intercompany loans which serve as equity. As we are the sole variable interest in the entities, control and manage all aspects of the entity, and guarantee the activities of the entities, the aircraft are included in Flight equipment under operating leases and the borrowings are included in Debt Financings on our Consolidated Balance Sheets.

Note N — Fair Value Measurements

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
(Dollars in thousands)

Note N — Fair Value Measurements (Continued)

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

Derivative Contracts

We enter into derivatives to hedge our risk exposure to currency fluctuations and interest rate fluctuations related to our debt and foreign denominated contractual lease payment receipts. (See Note O — Derivative Financial Instruments.) Our derivatives are not traded on an exchange and are inherently more difficult to value. AIG provides us the recurring valuations of our derivative instruments. AIG has established and documented a process for determining fair values. AIG’s valuation model includes a variety of observable inputs, including contractual terms, interest rates curves, foreign exchange rates, yield curves, credit curves, measure of volatility, and correlations of such inputs. Valuation adjustments may be made in the determination of fair value. These adjustments include amounts to reflect counterparty credit quality and liquidity risk, and are as follows:

•	Credit Valuation Adjustment (“CVA”) — The CVA adjusts the valuation of derivatives to account for nonperformance risk of our counterparty with respect to all net derivative assets positions.

The CVA also accounts for our own credit risk, in the fair value measurement of all net derivative liabilities positions, when appropriate. The CVA is accounted for as a decrease to the net derivative position with the corresponding increase or decrease reflected in Other Comprehensive Income (“OCI”) for derivatives designated as cash flow hedges.

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

The CVA and the MVA are included in the fair value measurement of our derivative instrument portfolio at December 31, 2008. The inclusion of the CVA and the MVA resulted in incremental reductions of the fair value of derivative assets of $24,165 and $19,800 as of December 31, 2009 and 2008, respectively. The majority of the amount recorded is related to the CVA. The counterparty of all our foreign currency swaps and interest rate swaps is AIGFP, a wholly-owned subsidiary of AIG with an express guarantee from AIG.

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
(Dollars in thousands)

Note N — Fair Value Measurements (Continued)

principally use the income approach to measure the fair value of these assets and liabilities when appropriate, as described below:

•	Aircraft: We record aircraft at fair value when we determine the carrying value may not be recoverable. The fair value is measured using an income approach based on the present value of cash flows from contractual lease agreements and projected future lease payments, including contingent rentals, net of expenses, which extend to the end of the aircraft’s economic life in its highest and best use configuration, as well as a disposition value, based on expectations of market participants.

•	Notes Receivable: We evaluate the fair value of our secured notes receivables using an income approach, which is based upon the present value of the expected cash flows of the underlying aircraft measured using the methodology described above. With regard to unsecured notes receivable, we also measure the fair value using an income approach based upon the net present value of expected cash flows of the underlying loan agreement.

•	AVGs: We measure the fair value of AVGs at the inception of the agreement based upon the proceeds received. Subsequent non-recurring fair value measurements are based upon the differential between the contractual strike price and the fair value of the underlying aircraft, measured using the methodology described above.

Fair Value Hierarchy

GAAP establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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
(Dollars in thousands)

Note N — Fair Value Measurements (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis at December 31, 2009 and 2008, respectively, and indicates the level of the valuation inputs used to determine such fair value:

					Counterparty
	Level 1	Level 2		Level 3	Netting (a)	Total
	(Dollars in thousands)

December 31, 2009:
Derivative assets	$—	$258,347	(b)	$—	$(67,490)	$190,857
Derivative liabilities	—	(67,490)		—	67,490	—

Total derivative assets, net	$—	$190,857		$—	$—	$190,857

December 31, 2008:
Derivative assets	$—	$192,568	(b)	$—	$(104,365)	$88,203
Derivative liabilities	—	(104,365)		—	104,365	—

Total derivative assets, net	$—	$88,203		$—	$—	$88,203

(a)	As permitted under GAAP, we have elected to offset derivative assets and derivative liabilities under our master netting agreement.

(b)	The balance includes CVA and MVA adjustments of $24,165 and $19,800 as of December 31, 2009 and 2008, respectively.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note N — Fair Value Measurements (Continued)

The following table presents changes during the years ended December 31, 2008 and 2009, in derivative assets and liabilities measured at fair value on a recurring basis, together with the balances of such assets and liabilities at January 1, 2008, December 31, 2008, and December 31, 2009:

(Dollars in thousands)

Derivatives:
Total fair value at January 1, 2008	$850,234
Change in fair value subsequent to January 1, 2008:
Effective portion recorded in OCI	(587,523)
Ineffective portion recorded in income	(18,518)
Change in accrued interest	(10,430)
Swap maturity settlements	(123,450)
Loss on matured swaps	(22,110)

Total fair value at December 31, 2008	$88,203

Change in fair value subsequent to December 31, 2008:
Effective portion recorded in OCI	$160,617
Ineffective portion recorded in income	11,923
Change in accrued interest	(22,041)
Swap maturity settlements	(61,620)
Gain on matured swaps recorded in income	9,689
Contracts entered into during the current year not designated as hedges	5,500
Change in fair value of derivatives not accounted for as hedges recorded in income	(1,414)

Total Fair Value at December 31, 2009	$190,857

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

During the year ended December 31, 2009, based upon a review of the recoverability of certain aircraft within our fleet, the carrying value of three aircraft was deemed to have been impaired. As a result of this impairment, we recorded charges aggregating $52,938 to write these aircraft down to their fair value. We also recorded charges of $10,607 upon the conversion of two aircraft in our fleet to held for sale assets in order to record them at their fair value. The fair values of all five aircraft are classified as level 3 valuations. The unobservable inputs utilized in the calculation are described in our fair value policy for aircraft above.

During the year ended December 31, 2008, based on information received and the analysis performed, we recorded charges aggregating $46,557 to write down two secured notes to fair value. Management reviews all outstanding notes that are in arrears to determine whether we should reserve for or write off any portion of the notes receivable. In this process, management evaluates the collectability of each note and the value of the underlying collateral, if any, by discussing relevant operational and financial issues facing the lessees with our marketing executives. The fair values of the secured notes are classified as Level 3 valuations. The unobservable inputs utilized in the calculation are described in our policy above.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note O — Derivative Financial Instruments

We use derivatives to manage exposures to interest rate and foreign currency risks. At December 31, 2009, we had interest rate and foreign currency swap agreements with a related counterparty and interest rate cap agreements with an unrelated counterparty.

We record the changes in fair value of derivatives in income or OCI depending on the designation of the hedges as either fair value or cash flow hedges, respectively. Where hedge accounting is not achieved, the change in fair value of the derivative is recorded in income. In the case of a re-designation of a derivative contract, we amortize into income the balance accumulated in AOCI at the time of the re-designation over the remaining life of the underlying derivative. Our foreign currency swap agreements mature through 2011, our interest rate swap agreements through 2015, and our interest rate cap agreements mature in 2018.

During the second quarter of 2009, we entered into two interest rate cap agreements with an unrelated counterparty in connection with a secured financing transaction. We have not designated the interest rate caps as hedges, and all changes in fair value are recorded in income.

All of our interest rate and foreign currency swap agreements are subject to a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. As a result, the fair value of our derivative portfolio is recorded on our Consolidated Balance Sheets in Derivative assets, net, on a net basis (see Note N — Fair Value Measurements). We account for all of our interest rate swap and foreign currency swap agreements as cash flow hedges. We do not have any credit risk related contingent features and we are not required to post collateral under any of our existing derivative contracts.

Derivatives have notional amounts, which generally represent amounts used to calculate contractual cash flows to be exchanged under the contract. The following table presents notional and fair values of derivatives outstanding at the following dates:

	Asset Derivatives		Liability Derivatives
	Notional Value	USD Fair Value	Notional Value	USD Fair Value
	(In thousands)

December 31, 2009:
Derivatives designated as hedging instruments:
Interest rate swap agreements(a)	$—	$—	$1,070,513	$(66,916)
Foreign exchange swap agreements	€1,600,000	254,261	$14,191	(574)

Total derivatives designated as hedging instruments		$254,261		$(67,490)

Derivatives not designated as hedging instruments:
Interest rate cap agreements	$100,631	$4,086	$—	$—

Total derivatives		$258,347		$(67,490)

December 31, 2008:
Derivatives designated as hedging instruments:
Interest rate swap agreements(a)	$—	$—	$1,215,309	$(103,622)
Foreign exchange swap agreements	€1,600,000	187,589	$72,100	(743)
	£300,000	4,979	$—	—

Total derivatives designated as hedging instruments		$192,568		$(104,365)

(a)	Converts floating interest rate debt into fixed rate debt.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note O — Derivative Financial Instruments (Continued)

During the years ended December 31, 2009, 2008 and 2007, we recorded the following in OCI related to derivative instruments:

	December 31
Gain (Loss)	2009	2008	2007
	(Dollars in thousands)

Effective portion of change in fair market value of derivatives(a)(b)	$160,617	$(601,008)	$301,030
Amortization of balances of de-designated hedges and other adjustments	(485)	(742)	(2,498)
Foreign exchange component of cross currency swaps (credited) charged to income	(114,620)	507,050	(465,859)
Income tax effect	(15,929)	33,145	58,565

Net changes in cash flow hedges, net of taxes	$29,583	$(61,555)	$(108,762)

(a)	Includes gains(losses) realized on swaps that matured during 2009, 2008, and 2007 that did not have hedge accounting treating, or were not perfectly effective, for the entire term of the contracts. The amounts included are $9,689, ($22,110), and ($3,732) in 2009, 2008, and 2007, respectively.

(b)	2009 and 2008 include ($12,658) and ($19,800) of combined CVA and MVA, respectively.

The following table presents the effective portion of the unrealized gain (loss) on derivative positions recorded in OCI:

	Amount of Unrealized
	Gain or (Loss)
	Recorded in OCI on
	Derivatives
	(Effective Portion)
	December 31,
Derivatives Designated as Cash Flow Hedges	2009	2008	2007
	(Dollars in thousands)

Interest rate swap agreements	$7,260	$(79,575)	$(40,077)
Foreign exchange swap agreements(a)	66,037	(503,765)	419,942

Total	$73,297	$(583,340)	$379,865

(a)	2009 and 2008 include ($12,658) and ($19,800) of combined CVA and MVA, respectively.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note O — Derivative Financial Instruments (Continued)

The following table presents amounts reclassified from AOCI into income when cash payments were made or received on our qualifying cash flow hedges:

	Amount of Gain or
	(Loss) Reclassified
	from AOCI Into
	Income
	(Effective Portion)
Location of Gain or (Loss) Reclassified from AOCI	December 31,
into Income (Effective Portion)	2009	2008	2007
	(Dollars in thousands)

Interest rate swap agreements — interest expense	$(36,916)	$(14,613)	$4,131
Foreign exchange swap agreements — interest expense	(49,681)	38,999	73,905
Foreign exchange swap agreements — lease revenue	(723)	(6,718)	799

Total	$(87,320)	$17,668	$78,835

We estimate that within the next twelve months, we will amortize into earnings approximately $17,914 of the pre-tax balance in AOCI under cash flow hedge accounting in connection with our program to convert debt from floating to fixed interest rates.

The following table presents the effect of derivatives recorded in the Consolidated Statements of Income for the years ended December 31, 2009, 2008, and 2007:

	Amount of Gain or (Loss)
	Recognized in Income on
	Derivatives (Ineffective
	Portion)(a)
	September 30,
	2009	2008	2007
	(Dollars in thousands)

Derivatives Designated as Cash Flow Hedges:
Interest rate swap agreements	$(868)	$(1,768)	$10,557
Foreign exchange swap agreements	12,791	(16,750)	872

Total	11,923	(18,518)	11,429

Derivatives Not Designated as a Hedge:
Interest rate cap agreements(b)	(647)	—	—
Interest rate swap agreements	—	—	(158)
Foreign exchange swap agreements	—	—	17,704

Reconciliation to Consolidated Statements of Income:
Change in fair value of foreign denominated debt related to swap agreements not designated as a hedge	—	—	(33,572)
Income effect of maturing derivative contracts	9,689	(22,110)	(3,732)
Reclassification of amounts de-designated as hedges recorded in AOCI	485	702	3,019

Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	$21,450	$(39,926)	$(5,310)

(a)	All components of each derivative’s gain or loss were included in the assessment of effectiveness.

(b)	An additional ($767) of amortization of premium paid to the derivative counterparty was recognized in Interest expense during the year ended December 31, 2009.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note P — Fair Value Disclosures of Financial Instruments

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

AVGs: Guarantees entered into after December 31, 2002 are included in Accrued interest and other payables on our Consolidated Balance Sheets. Fair value is approximately equal to unamortized fees.

The carrying amounts and fair values of our financial instruments at December 31, 2009 and 2008 are as follows:

	2009		2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	of Asset	of Asset	of Asset	of Asset
	(Liability)	(Liability)	(Liability)	(Liability)

Cash	$652,067 (a)	$652,067	$2,385,948	$2,385,948
Notes receivable	112,060	107,063	81,327	71,012
Debt financing (including foreign currency adjustment and subordinated debt and excluding debt discount)	(30,112,395)	(26,762,955)	(32,833,687)	(28,818,662)
Derivative assets, net	190,857	190,857	88,203	88,203
AVGs	(10,860)	(12,886)	(12,778)	(15,209)

(a)	Includes restricted cash of $315,156.

Note Q — Flight Equipment Rent

We sold two aircraft in 2006, which were accounted for as sale-leaseback transactions. We prepaid the total contracted lease payments. The prepaid lease payments will be charged to Flight Equipment Rent ratably over the lease-back period. Prepaid rent in the amounts of $54,532 and $72,541 are included in Lease Receivables and other assets on our 2009 and 2008 Consolidated Balance Sheets, respectively. Flight Equipment Rent includes the recognition of rent expense related to the years ended December 31, 2009, 2008 and 2007. We will charge $18,000 to Flight Equipment Rent for each of the years 2010 through 2013 in recognition of such rent expense.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note R — Quarterly Financial Information (Unaudited)

We have set forth below selected quarterly financial data for the years ended December 31, 2009 and 2008. The following quarterly financial information for each of the three months ended and at March 31, June 30, September 30, and December 31, 2009 and 2008 is unaudited.

	Quarter
	First	Second	Third	Fourth		Total

Year Ended December 31, 2009
Total Revenues	$1,278,080	$1,330,153	$1,347,179	$1,366,329		$5,321,741
Pre-tax Income	314,902	364,397	380,887	335,981	(a)	1,396,167
Net Income	202,957	236,925	245,813	209,934		895,629
Year Ended December 31, 2008
Total Revenues	$1,215,214	$1,313,114	$1,298,953	$1,261,265		$5,088,546
Pre-tax Income(b)	231,985	332,210	349,266	181,260	(c)	1,094,721
Net Income	149,502	214,063	224,606	114,954		703,125

(a)	In the fourth quarter of 2009, we recorded impairment charges aggregating $52,938 related to three aircraft.

(b)	In the third quarter of 2008, we recorded an out-of-period adjustment which increased pretax income by $51,238. The out-of-period adjustment resulted from the adoption of new fair value accounting standards as of January 1, 2008. During the first and second quarters of 2008, we recorded charges to pre-tax income of $39,958 and $11,281, respectively, for CVA and MVA on our cash flow hedges. In the third quarter, we concluded that the CVA and MVA on our cash flow hedges should have been recorded in OCI. The Board of Directors was informed of this out-of-period adjustment. We do not believe the effect of the out-of-period adjustment is material to any period affected.

(c)	In the fourth quarter of 2008, we recorded the following: (i) charges aggregating $46,557 to writedown two secured notes to fair value and (ii) charges aggregating $51,414 related to put fees on maturing debt and losses on matured swaps.

Report of Independent Registered Public Accounting Firm
on
Financial Statement Schedule

To the Shareholders and Board of Directors
of International Lease Finance Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 28, 2010, appearing in the 2009 Annual Report on Form 10-K of International Lease Finance Corporation also included an audit of the accompanying financial statement schedule as listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California

February 28, 2010

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

COL. A	COL. B	COL. C		COL. D	COL. E
		ADDITIONS
			Charged to
	Balance at	Charged to	Other
	Beginning of	Costs and	Accounts —	Deductions —	Balance at
Description	Period	Expenses	Describe	Describe(a)	End of Period
	(Dollars in thousands)

Reserve for overhaul:
Year ended December 31, 2009	$419,329	$346,966	—	$375,989	$390,306
Year ended December 31, 2008	372,324	264,592	—	217,587	419,329
Year ended December 31, 2007	245,369	290,134	—	163,179	372,324

(a)	Reimbursements to lessees for overhauls performed and amounts transferred to buyers for aircraft sold.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2010

INTERNATIONAL LEASE FINANCE CORPORATION

By	/s/ ALAN H. LUND
Alan H. Lund
Director, Vice Chairman
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ DOUGLAS M. STEENLAND Douglas M. Steenland	Director and Chairman of the Board	March 1, 2010

/s/ JOHN L. PLUEGER John L. Plueger	Director, Acting Chief Executive Officer, President and Chief Operating Officer (Principal Executive Officer)	March 1, 2010

/s/ ALAN H. LUND Alan H. Lund	Director, Vice Chairman of the Board and Chief Financial Officer (Principal Financial Officer)	March 1, 2010

/s/ ALAIN KARAOGLAN Alain Karaoglan	Director	March 1, 2010

/s/ ALAN M. PRYOR Alan M. Pryor	Director	March 1, 2010

/s/ DAVID L. HERZOG David L. Herzog	Director	March 1, 2010

/s/ LESLIE L. GONDA Leslie L. Gonda	Director, Chairman of the Executive Committee	March 1, 2010

/s/ LOUIS L. GONDA Louis L. Gonda	Director	March 1, 2010

/s/ ROBERT A. GENDER Robert A. Gender	Director	March 1, 2010

/s/ WILLIAM N. DOOLEY William N. Dooley	Director	March 1, 2010

/s/ KURT H. SCHWARZ Kurt H. Schwarz	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	March 1, 2010

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