Form 10-Q
period 2010-03-31
INTERNATIONAL LEASE FINANCE CORP
filed 2010-05-07
CIK 714311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 7, 2009, there were 45,267,723 shares of Common Stock, no par value, outstanding.
     Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT

Page
Table of Definitions	3

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Condensed, Consolidated Balance Sheets March 31, 2010 and December 31, 2009	4

Condensed, Consolidated Statements of Income Three months ended March 31, 2010 and 2009	5

Condensed, Consolidated Statements of Comprehensive Income Three months ended March 31, 2010 and 2009	6

Condensed, Consolidated Statements of Cash Flows Three months ended March 31, 2010 and 2009	7

Notes to Condensed, Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures about Market Risk	44

Item 4. Controls and Procedures	45

Part II. Other Information

Item 1. Legal Proceedings	46

Item 1A. Risk Factors	46

Item 5. Other Information	53

Item 6. Exhibits	54

Signatures	55
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-12
EX-31.1
EX-31.2
EX-32.1

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED, CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents, including interest bearing accounts of $3,152,464 (2010) and $324,827 (2009)	$3,160,280	$336,911
Restricted cash, including interest bearing accounts of $899,928 (2010) and $246,115 (2009)	899,928	315,156
Notes receivable, net of allowance, and net investment in finance and sales-type leases	406,375	373,141
Flight equipment under operating leases	56,940,806	57,718,323
Less accumulated depreciation	13,846,033	13,788,522

	43,094,773	43,929,801
Deposits on flight equipment purchases	164,016	163,221
Lease receivables and other assets	452,542	477,218
Derivative assets, net	126,526	190,857
Variable interest entities assets	—	79,720
Deferred debt issue costs, less accumulated amortization of $145,248 (2010) and $146,933 (2009)	152,880	101,017

	$48,457,320	$45,967,042

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued interest and other payables	$553,295	$474,971
Current income taxes	85,858	80,924
Tax benefit sharing payable to AIG	—	85,000
Loans from AIG Funding	3,938,487	3,909,567
Debt financing, net of deferred debt discount of $75,290 (2010) and $9,556 (2009)	27,470,877	24,802,172
Subordinated debt	1,000,000	1,000,000
Foreign currency adjustment related to foreign currency denominated debt	259,900	391,100
Security deposits on aircraft, overhauls and other	1,487,136	1,469,956
Rentals received in advance	294,789	315,154
Deferred income taxes	4,844,678	4,881,558
Variable interest entities liabilities	—	6,464
Commitments and Contingencies — Note J
SHAREHOLDERS’ EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B, each having 500 shares issued and outstanding	100,000	100,000
Common stock — no par value; 100,000,000 authorized shares, 45,267,723 issued and outstanding	1,053,582	1,053,582
Paid-in capital	604,994	603,542
Accumulated other comprehensive income (loss)	(88,621)	(138,206)
Retained earnings	6,852,345	6,931,258

Total shareholders’ equity	8,522,300	8,550,176

	$48,457,320	$45,967,042

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED, CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Dollars in thousands)
(Unaudited)

	March 31,	March 31,
	2010	2009
REVENUES
Rental of flight equipment	$1,324,752	$1,261,386
Flight equipment marketing	(436,150)	(6,142)
Interest and other	12,986	15,329

	901,588	1,270,573

EXPENSES
Interest	334,866	355,394
Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	40,066	2,114
Depreciation of flight equipment	490,241	472,123
Provision for overhauls	94,890	69,301
Flight equipment rent	4,500	4,500
Selling, general and administrative	35,637	52,239

	1,000,200	955,671

(LOSS) INCOME BEFORE INCOME TAXES	(98,612)	314,902
(Benefit) provision for income taxes	(35,686)	111,945

NET (LOSS) INCOME	$(62,926)	$202,957

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED, CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Dollars in thousands)
(Unaudited)

	March 31,	March 31,
	2010	2009
NET (LOSS) INCOME	$(62,926)	$202,957

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net changes in fair value of cash flow hedges, net of taxes of $(26,687) (2010) and $(9,776) (2009)	49,561	18,156
Change in unrealized appreciation on securities available for sale, net of taxes of $(13) (2010) and $20 (2009)	24	(38)

	49,585	18,118

COMPREHENSIVE (LOSS) INCOME	$(13,341)	$221,075

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Dollars in thousands)
(Unaudited)

	March 31,	March 31,
	2010	2009
OPERATING ACTIVITIES
Net (Loss) income	$(62,926)	$202,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	490,241	472,123
Change in deferred income taxes	(54,884)	110,433
Change in fair value of derivative instruments	140,578	104,654
Foreign currency adjustment of non-US$ denominated debt	(131,200)	(116,890)
Amortization of deferred debt issue costs	8,966	12,419
Amortization of debt discount	1,436	5,481
Amortization of prepaid lease costs	10,534	13,493
Aircraft impairment charges	351,283	7,507
Lease expenses related to sales	84,047	—
Interest paid-in-kind to AIG Funding	28,920	—
Other, including foreign exchange adjustments on foreign currency denominated cash	(9,029)	(4,179)
Changes in operating assets and liabilities:
Increase (decrease) in lease receivables and other assets	18,643	(69,567)
Increase in accrued interest and other payables	6,240	9,588
Change in current income taxes	4,934	670
Tax benefit sharing with AIG	(85,000)	—
Decrease in rentals received in advance	(20,365)	(11,114)

Net cash provided by operating activities	782,418	737,575

INVESTING ACTIVITIES
Acquisition of flight equipment for operating leases	—	(754,804)
Payments for deposits and progress payments	(8,414)	(52,863)
Increase in restricted cash	(584,772)	(265,235)
Collections on notes receivable and finance and sales-type leases — net of income amortized	8,123	7,129
Other	(147)	(10)

Net cash used in investing activities	(585,210)	(1,065,783)

FINANCING ACTIVITIES
Net change in commercial paper	—	(1,750,000)
Loans from AIG Funding	—	1,700,000
Proceeds from debt financing	3,407,175	328,168
Payments in reduction of debt financing	(739,906)	(917,207)
Debt issue costs	(60,868)	(12,930)
Payment of preferred dividends	(87)	(1,300)
Increase (decrease) in customer and other deposits	20,600	(43,579)

Net cash provided by (used in) financing activities	2,626,914	(696,848)

Net increase (decrease) in cash	2,824,122	(1,025,056)
Effect of exchange rate changes on cash	(753)	(1,631)
Cash at beginning of period	336,911	2,385,948

Cash at end of period	$3,160,280	$1,359,261

(Table continued on following page)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Dollars in thousands)
(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	March 31,	March 31,
	2010	2009
Cash paid during the period for:
Interest, excluding interest capitalized of $1,474 (2010) and $4,609 (2009)	$321,867	$368,480
Income taxes, net	270	841
Non-Cash Investing and Financing Activities
2010:
$7,619 of Deposits on flight equipment purchases were applied to Acquisition of flight equipment under operating leases.
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
See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
A. Basis of Preparation
     ILFC is an indirect wholly-owned subsidiary of AIG. AIG is a holding company, which, through its subsidiaries, is primarily engaged in a broad range of insurance and insurance-related activities in the United States and abroad. The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.
     The accompanying unaudited, condensed, consolidated financial statements include our accounts, accounts of all other entities in which we have a controlling financial interest, as well as accounts of VIEs in which we are the primary beneficiary. Prior to January 1, 2010, the primary beneficiary of a VIE was defined as the party with a variable interest in an entity that absorbs the majority of the expected losses of the VIE, receives the majority of the expected residual returns of the VIE, or both. On January 1, 2010, a new accounting standard became effective that changed the primary beneficiary to the enterprise that has the power to direct the activities of a VIE that most significantly affect the entity’s economic performance, in addition to looking at which party absorbs losses and has the right to receive benefits, as further discussed in Note B – Recent Accounting Pronouncements. See Note K – Variable Interest Entities for further discussions on VIEs. All material intercompany accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods presented have been included. Certain reclassifications have been made to the 2009 unaudited, condensed, consolidated financial statements to conform to the 2010 presentation. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.
AIG Going Concern Consideration
     In connection with the preparation of its quarterly report on Form 10-Q for the quarter ended March 31, 2010, AIG management assessed whether AIG has the ability to continue as a going concern. Based on the U.S. government’s continuing commitment, the recently completed transactions with the FRBNY, AIG management’s plans to stabilize its businesses and dispose of certain of its assets and other factors discussed in AIG’s Form 10-Q, and after consideration of the risks and uncertainties to such plans, AIG management indicated in the AIG quarterly report on Form 10-Q for the period ended March 31, 2010, that it believes that it will have adequate liquidity to finance and operate its businesses, execute its asset disposition plan, and repay its obligations for at least the next twelve months. It is possible that the actual outcome of one or more of AIG management’s plans could be materially different, or that one or more of AIG management’s significant judgments or estimates about the potential effects of these risks and uncertainties could prove to be materially incorrect, or that the transactions with the FRBNY discussed in AIG’s Form 10-Q fail to achieve their desired objectives. If one or more of these possible outcomes is realized and financing is not available, AIG may need additional U.S. government support to meet its obligations as they come due. If AIG is not able to continue as a going concern it will have a significant impact on our operations, including limiting our ability to issue new debt.
B. Recent Accounting Pronouncements
     We adopted the following accounting standards during the first three months of 2010:
Accounting for Transfers of Financial Assets
     In June 2009, the FASB issued an accounting standard addressing transfers of financial assets that removes the concept of a QSPE from the FASB ASC and removes the exception from applying the consolidation rules to QSPEs. The new standard was effective for interim and annual periods beginning on January 1, 2010. Earlier application was prohibited. The adoption of the new standard had no effect on our consolidated financial position, results of operations, or cash flows, as we are not involved with any QSPEs.
Consolidation of Variable Interest Entities
     In June 2009, the FASB issued an accounting standard that amended the rules addressing the consolidation of VIEs, with an approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly affect the entity’s economic performance and has (i) the obligation to absorb losses of the entity or (ii) the right to receive benefits from the entity. The new standard also requires enhanced financial reporting by enterprises involved with VIEs. The new standard was effective for interim and annual periods beginning on January 1, 2010, with earlier application prohibited. We determined that we were not involved with any VIEs that were not previously consolidated and had to be consolidated as a result of the adoption of this standard. However, we determined that we do not control the activities that significantly impact the economic performance of ten of the VIEs that were consolidated as of the adoption of the standard. Accordingly, on January 1, 2010, we deconsolidated these entities and we removed Assets of VIEs and Liabilities of VIEs from our consolidated balance sheet of $79.7 million and $6.5 million, respectively. The

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2010
(Unaudited)
assets and liabilities of these entities were previously reflected on our Consolidated Balance Sheet at December 31, 2009. Our involvement at March 31, 2010, with these entities is reflected in investments in senior secured notes of $49.1 million and guarantee liabilities of $3.0 million. As a result of the adoption of this standard, we recorded a $15.9 million charge, net of tax, to beginning retained earnings on January 1, 2010. See Note K – Variable Interest Entities.
Measuring Liabilities at Fair Value
     In August 2009, the FASB issued an accounting standards update to clarify how to apply the fair value measurement principles when measuring liabilities carried at fair value. The update explains how to prioritize market inputs in measuring liabilities at fair value and what adjustments to market inputs are appropriate for debt obligations that are restricted from being transferred to another obligor. The update was effective for interim and annual periods ending after December 15, 2009. The adoption of the update did not have any effect on our consolidated financial position, results of operations or cash flows, but affected the way we valued our debt when disclosing its fair value.
Future Application of Accounting Standards:
Subsequent Events
     In February 2010, the FASB amended a previously issued accounting standard to require all companies that file financial statements with the SEC to evaluate subsequent events through the date the financial statements are issued. The standard was further amended to exempt these companies from the requirement to disclose the date through which subsequent events have been evaluated. This amendment is effective for us for interim and annual periods ending after June 15, 2010. Because this new standard only modifies disclosures, its adoption will have no affect on our consolidated financial position, results of operations or cash flows.
C. Flight Equipment Marketing
     Management evaluates all contemplated aircraft sale transactions as to whether all the criteria required have been met under GAAP in order to classify an aircraft as held for sale. Management uses judgment in evaluating these criteria. Due to the uncertainties and uniqueness of any potential sale transaction, the criteria generally will not be met for an aircraft to be classified as held for sale unless the aircraft is subject to an approved signed sale agreement, or management has made a specific determination to sell a particular aircraft or group of aircraft. At the time aircraft are sold, or classified as held for sale, the cost and accumulated depreciation are removed from the related accounts and the difference, net of proceeds, is recorded as a gain or loss in Flight equipment marketing in our Condensed, Consolidated Statements of Income. Situations may arise where an aircraft does not meet all the criteria to be classified as held for sale, but an impairment charge is required under GAAP in anticipation of the sale. In these cases, we record the impairment charge and other costs of sales in Flight equipment marketing. When an impairment charge is required on aircraft in our leased fleet, and intended to be held for use, we record the charge in Selling, general and administrative in our Condensed, Consolidated Statements of Income.
     On April 13, 2010, to generate liquidity to repay maturing debt obligations, we signed an agreement to sell 53 aircraft from our existing fleet to a third party for an aggregate purchase price of $1.987 billion. As of May 7, 2010, we were also party to negotiations to sell two 747-300’s manufactured in 1988. As of March 31, 2010, none of the aircraft met the criteria required under GAAP to be recorded as held for sale; however, due to current market conditions and in accordance with GAAP, we recorded impairment charges and related lease charges as of March 31, 2010, related to these aircraft. The charges aggregated $388.9 million (including $69.8 million in lease related charges) related to the portfolio of 53 aircraft and $46.4 million (including $14.2 million in lease related charges) related to the two 747s. As the impairment charges were in anticipation of the ultimate sale of the aircraft, the impairment charge and related lease charges were charged to Flight equipment marketing in the period ended March 31, 2010. The aggregate net book value of the proposed portfolio of 53 aircraft was approximately $1.9 billion at March 31, 2010, after we recorded an impairment charge of $319.1 million. The completions of the sales of aircraft in the portfolio are expected to occur during the remainder of

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2010
(Unaudited)
2010. Net cash proceeds from the sale will be transferred as the individual aircraft sales are consummated. The actual aggregate loss may differ from the impairment charge recorded depending on the timing of the completion of the sale and whether any aircraft in the portfolio are subsequently substituted for different aircraft.
D. Restricted Cash
     We entered into ECA facility agreements in 1999 and 2004 through subsidiaries. See Note E – Debt Financings. Our current long-term debt ratings require us to segregate security deposits, maintenance reserves and rental payments received under the leases of the aircraft funded under the 1999 and 2004 ECA facilities (segregated rental payments are used to make scheduled principal and interest payments on the outstanding debt). The segregated funds are deposited into separate accounts controlled by the security trustees of the ECA facilities. At March 31, 2010, we had segregated security deposits, maintenance reserves and rental payments aggregating approximately $350 million related to aircraft funded under the ECA facilities. The segregated amounts fluctuate with changes in security deposits, maintenance reserves, rental payments and debt maturities related to the aircraft funded under the ECA facilities.
     In March 2010, we entered into a $550 million secured financing transaction through a newly formed subsidiary. The $550 million cash is restricted and becomes available to us as the collateral is transferred to certain of our subsidiaries that guarantee the debt on a secured basis. See Note E – Debt Financings.
     The subsidiaries described above meet the definition of a VIE and are non-restricted subsidiaries, as defined in our public debt indentures. See Note E – Debt Financings and Note K– Variable Interest Entities.
E. Debt Financings

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Secured
ECA financings	$3,020,897	$3,004,763
Loans from AIG Funding	3,938,487	3,909,567
Other secured financings (a)	1,448,967	153,116

	8,408,351	7,067,446

Unsecured
Bonds and Medium-Term Notes	18,042,803	16,566,099
Bank debt (b)	5,033,500	5,087,750

	23,076,303	21,653,849
Total Secured and Unsecured Debt Financing	31,484,654	28,721,295
Less: Deferred debt discount	(75,290)	(9,556)

	31,409,364	28,711,739
Subordinated Debt	1,000,000	1,000,000

	$32,409,364	$29,711,739

(a)	Includes secured financings non-recourse to ILFC of $125.7 million and $129.6 million at March 31, 2010 and December 31, 2009, respectively.

(b)	In April 2010, we entered into amendments to our revolving credit facility dated October 13, 2006. As a result of these amendments, approximately $2.155 billion of the unsecured bank debt will be secured by aircraft.
     The above amounts represent the anticipated settlement of our outstanding debt obligations as of March 31, 2010 and December 31, 2009. Certain adjustments required to present currently outstanding hedged debt

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2010
(Unaudited)
obligations have been recorded and presented separately on the Condensed, Consolidated Balance Sheets, including adjustments related to foreign currency hedging and interest rate hedging activities.
     We have created wholly-owned subsidiaries for the purpose of purchasing aircraft and obtaining financings secured by such aircraft. These entities are non-restricted subsidiaries, as defined by our public debt indentures, and meet the definition of a VIE. We have determined that we are the primary beneficiary of such VIEs and, accordingly, we consolidate such entities into our condensed, consolidated financial statements. See Note K– Variable Interest Entities for more information on VIEs.
ECA Financings
     We entered into ECA facility agreements in 1999 and 2004 through non-restricted subsidiaries. The 2004 ECA facility is currently used to fund purchases of Airbus aircraft through June 2010, while new financings are no longer available to us under the 1999 ECA facility. The loans made under the ECA facilities are used to fund a portion of each aircraft’s net purchase price.
     In January 1999, we entered into the 1999 ECA facility to borrow up to $4.3 billion for the purchase of Airbus aircraft delivered through 2001. We used $2.8 billion of the amount available under this facility to finance purchases of 62 aircraft. Each aircraft purchased was financed by a ten-year fully amortizing loan with interest rates ranging from 5.753% to 5.898%. The loans are guaranteed by various European ECAs. We have collateralized the debt by a pledge of the shares of a wholly-owned subsidiary that holds title to the aircraft financed under the facility. At March 31, 2010, 27 loans with an aggregate principal value of $119.8 million remained outstanding under the facility and the net book value of aircraft owned by the subsidiary was $1.7 billion.
     In May 2004, we entered into the 2004 ECA facility, which was most recently amended in May 2009 to allow us to borrow up to $4.6 billion for the purchase of Airbus aircraft delivered through June 30, 2010. Funds become available under this facility when the various European ECAs provide guarantees for aircraft based on a forward-looking calendar. The financing is for a ten-year fully amortizing loan per aircraft at an interest rate determined through a bid process. We have collateralized the debt by a pledge of the shares of a wholly-owned subsidiary that holds title to the aircraft financed under this facility. As of March 31, 2010, we had financed 71 aircraft using approximately $4.1 billion under this facility and approximately $2.9 billion was outstanding. The interest rates are either fixed or based on LIBOR. At March 31, 2010, the interest rates of the outstanding loans ranged from 0.35% to 4.71%. The net book value of the related aircraft was $4.2 billion at March 31, 2010, and we had approximately $508 million available for future purchases of Airbus aircraft under this facility.
     Our current long-term debt ratings require us to segregate security deposits, maintenance reserves and rental payments received for aircraft with loan balances outstanding under the 1999 and 2004 ECA facilities (segregated rental payments are used to make scheduled principal and interest payments on the outstanding debt). The segregated funds are deposited into separate accounts controlled by the security trustees of the facilities. In addition, we must receive written consent from the security trustee of the 2004 ECA facility before we can fund Airbus aircraft deliveries under the facility, and we must file individual mortgages on the aircraft funded under both the 1999 and 2004 ECA facilities in the local jurisdictions in which the respective aircraft are registered (mortgages are only required to be filed on aircraft with loan balances outstanding). At March 31, 2010, we had segregated security deposits, maintenance reserves and rental payments aggregating approximately $350 million related to aircraft funded under the 1999 and 2004 ECA facilities. The segregated amounts will fluctuate with changes in deposits, maintenance reserves and debt maturities related to the aircraft funded under the facilities. Since March 17, 2009, when the security trustee’s consent became required to finance aircraft purchases under the 2004 ECA facility, we have obtained consent and financed 24 aircraft under the facility.
     During the first quarter of 2010, we entered into agreements to cross-collateralize the 1999 ECA facility with the 2004 ECA facility. As part of such cross-collateralization we (i) guaranteed the obligations under the

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2010
(Unaudited)
2004 ECA facility through our subsidiary established to finance Airbus aircraft under our 1999 ECA facility; (ii) agreed to grant mortgages over certain aircraft financed under the 1999 ECA facility (including aircraft which are not currently subject to a loan under the 1999 ECA facility) and security interests over other collateral related to the aircraft financed under the 1999 ECA facility to secure the guaranty obligation; (iii) accepted a loan-to-value ratio (aggregating the loans and aircraft from the 1999 ECA facility and the 2004 ECA facility) of at least fifty percent, in order to release liens (including the cross-collateralization arrangement) on any aircraft financed under the 1999 ECA facility or other assets related to the aircraft; and (iv) agreed to allow proceeds generated from certain disposals of aircraft to be applied to obligations under both the 1999 ECA and 2004 ECA facilities.
     We also agreed to additional restrictive covenants under the 2004 ECA facility, restricting us from (i) paying dividends on our capital stock with the proceeds of asset sales and (ii) selling or transferring aircraft with an aggregate net book value exceeding a certain disposition amount, which is currently approximately $10.8 billion. The disposition amount will be reduced by approximately $91.4 million at the end of each calendar quarter during the effective period. The covenants are in effect from the date of the agreement until December 31, 2012. A breach of these restrictive covenants would result in a termination event of loans funded subsequent to the date of the agreement and would make those loans due in full at the time of such a termination event.
     In addition, if a termination event resulting in an acceleration event were to occur under the 1999 or 2004 ECA facility, we would have to segregate lease payments, maintenance reserves and security deposits received after such acceleration event occurred relating to the leases of the aircraft originally financed under the 1999 ECA facility that are no longer subject to a loan, but for which we have granted mortgages as part of the cross-collateralization.
Loans from AIG Funding
     In March 2009, we entered into two demand note agreements aggregating $1.7 billion with AIG Funding in order to fund our liquidity needs. Interest on the notes was based on LIBOR with a floor of 3.5%. On October 13, 2009, we amended and restated the two demand note agreements, including extending the maturity dates, and entered into a new $2.0 billion credit agreement with AIG Funding. We used the proceeds from the $2.0 billion loan to repay in full our obligations under our $2.0 billion revolving credit facility that matured on October 15, 2009. On December 4, 2009, we borrowed an additional $200 million from AIG Funding to repay maturing debt. The amount was added to the principal balance of the new credit agreement. These loans, aggregating $3.9 billion, mature on September 13, 2013 and are due in full at maturity with no scheduled amortization. The loans initially bore interest at 3-month LIBOR plus a margin of 3.025%, which was subsequently increased to a margin of 6.025%, as discussed below. The funds for the loans were provided to AIG Funding by the FRBNY pursuant to the FRBNY Credit Agreement. In order to receive the FRBNY’s consent to the loans, we entered into guarantee agreements to guarantee the repayment of AIG’s obligations under the FRBNY Credit Agreement up to an amount equal to the aggregate outstanding balance of the loans from AIG Funding.
     These loans (and the related guarantees) are secured by (i) a portfolio of aircraft and all related equipment and leases, with an aggregate average appraised value as of April 26, 2010, of approximately $7.2 billion plus additional temporary collateral with an aggregate average appraised value as of April 26, 2010, of approximately $9.2 billion that will be released upon the perfection of certain security interests, as described below; (ii) any and all collection accounts into which rent, maintenance reserves, security deposits and other amounts owing are paid under the leases of the pledged aircraft; and (iii) the shares or other equity interests of certain subsidiaries of ours that may own or lease the pledged aircraft in the future. In the event the appraised value of the collateral held falls below certain levels, we will be forced either to prepay a portion of the term loans without penalty or premium, or to grant additional collateral.
     We are also required to prepay the loans, without penalty or premium, upon (i) the sale of an aircraft (other than upon the sale or transfer to a co-borrower under the loans) in an amount equal to 75% of the net

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2010
(Unaudited)
sale proceeds; (ii) the receipt of any hull insurance, condemnation or other proceeds in respect of any event of loss suffered by a pledged aircraft in an amount equal to 75% of the net proceeds received on account thereof; and (iii) the removal of an aircraft from the collateral pool (other than in connection with the substitution of a non-pool aircraft for such removed aircraft in accordance with the terms of the loans) in an amount equal to 75% of the most recent appraised value of such aircraft. However, in April 2010, we entered into an agreement to sell a portfolio of 53 aircraft, some of which serve as collateral for the loans from AIG Funding, and no prepayment of the loans from AIG Funding is expected to be required in connection with these sales. Instead, the parties have agreed to substitute alternative aircraft for the aircraft being sold. We are also required to repay the loans in full upon the occurrence of a change in control, which is defined in the loan agreements to include AIG ceasing to beneficially own 100% of our equity interests. We may voluntarily prepay the loans in part or in full at any time without penalty or premium.
     The loans contain customary affirmative and negative covenants and include restrictions on asset transfers and capital expenditures. The loans also contain customary events of default, including an event of default under the loans if an event of default occurs under the FRBNY Credit Agreement. One event of default under the loans was the failure to perfect security interests, for the benefit of AIG Funding and the FRBNY, in certain aircraft pledged as collateral by December 1, 2009. We were unable to perfect certain of these security interests in a manner satisfactory to the FRBNY by December 1, 2009, and as a result entered into temporary waivers and amendments which (i) will allow us to release the temporary collateral of approximately $9.2 billion once we have completed the transfer of all the aircraft pledged as security to special purpose entities and perfected the security interests of all such aircraft for the benefit of AIG Funding and the FRBNY; (ii) required us to add certain aircraft leasing subsidiaries as co-obligors on the loans; and (iii) will require us to transfer pledged aircraft to special purpose entities within a prescribed time period (not less than three months from the date of notice) upon request, at any time by AIG Funding (the “Transfer Mandate”). Pursuant to the temporary waiver and amendment, until all perfection requirements with regard to the pledged aircraft have been satisfied, the interest rate was increased to three-month LIBOR plus a margin of 6.025%, of which 3.0% is permitted to be paid-in-kind and is added to the principal balance of the loans. Additionally, if we do not comply with a Transfer Mandate within the prescribed time period, we will be in default under the loan agreements with AIG Funding and the interest rate may increase to three-month LIBOR with a 2.0% floor plus a margin of 9.025%. As of May 7, 2010, the FRBNY had not presented us with a Transfer Mandate. Within 30 days after our compliance with the perfection requirements for all of the pledged aircraft, including the transfer of all such aircraft to special purpose entities, a pool of aircraft with a 50% loan-to-value ratio will be selected by AIG Funding and the FRBNY from the pledged aircraft, and the additional temporary collateral with an aggregate appraised value of approximately $9.2 billion at April 26, 2010, will be released.
Other Secured Financing Arrangements
     In May 2009, ILFC provided $39.0 million of subordinated financing to a non-restricted subsidiary. The entity used these funds and an additional $106.0 million borrowed from third parties to purchase an aircraft, which it leases to an airline. ILFC acts as servicer of the lease for the entity. The $106.0 million loan has two tranches. The first tranche is $82.0 million, fully amortizes over the lease term, and is non-recourse to ILFC. The second tranche is $24.0 million, partially amortizes over the lease term, and is guaranteed by ILFC. Both tranches of the loan are secured by the aircraft and the lease receivables. Both tranches mature in May 2018 with interest rates based on LIBOR. At March 31, 2010, the interest rates on the $82.0 million and $24.0 million tranches were 3.379% and 5.079%, respectively. The entity entered into two interest rate cap agreements to economically hedge the related LIBOR interest rate risk in excess of 4.00%. At March 31, 2010, $97.9 million was outstanding under the two tranches and the net book value of the aircraft was $140.9 million.
     In June 2009, we borrowed $55.4 million through a non-restricted subsidiary, which owns one aircraft leased to an airline. Half of the original loan amortizes over five years and the remaining $27.7 million is due in 2014. The loan is non-recourse to ILFC and is secured by the aircraft and the lease receivables. The interest rate on the loan is fixed at 6.58%. At March 31, 2010, $51.1 million was outstanding and the net book value of the aircraft was $93.8 million.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2010
(Unaudited)
     On March 17, 2010, we entered into a $750 million term loan agreement secured by 43 aircraft and all related equipment and leases. The aircraft had an average appraised base market value of approximately $1.3 billion, for an initial loan-to-value ratio of approximately 56%. The loan matures on March 17, 2015, and bears interest at LIBOR plus a margin of 4.75% with a LIBOR floor of 2.0%. The principal of the loan is payable in full at maturity with no scheduled amortization, but we can voluntarily prepay the loan at any time, subject to a 1% prepayment penalty prior to March 17, 2011. On that same date, we entered into an additional term loan agreement of $550 million through a newly formed non-restricted subsidiary. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain non-restricted subsidiaries of ILFC that hold title to 37 aircraft. The aircraft had an average appraised base market value of approximately $969 million, for an initial loan-to-value ratio of approximately 57%. The loan matures on March 17, 2016, and bears interest at LIBOR plus a margin of 5.0% with a LIBOR floor of 2.0%. The principal of the loan is payable in full at maturity with no scheduled amortization. The cash is restricted from use in our operations and becomes available to us as the collateral is transferred to the non-restricted subsidiaries. We can voluntarily prepay the loan at any time subject to a 2% prepayment penalty prior to March 17, 2011, and a 1% prepayment penalty prior to March 17, 2012. Both loans require a loan-to-value ratio of no more than 63%.
Bonds and Medium-Term Notes
     Automatic Shelf Registration: We have an effective automatic shelf registration statement filed with the SEC. We cannot issue notes under the registration statement unless the notes offered thereunder are rated as investment grade securities by at least one nationally recognized rating agency. At March 31, 2010, we had $14.1 billion of bonds and MTNs outstanding, issued under previous registration statements, with interest rates ranging from 0.47% to 7.90% .
     Euro Medium-Term Note Programme: We have a $7.0 billion Euro Medium-Term Note Programme, under which we have $1.9 billion of Euro denominated notes outstanding. The notes mature through 2011 and bear interest based on Euribor with spreads ranging from 0.375% to 0.450%. We have hedged the notes into U.S. dollars and fixed interest rates ranging from 4.615% to 5.367%. The programme is perpetual and the principal amount of a bond becomes available for new issuances at maturity.
     Other Senior Notes: On March 22, 2010, we issued $1.0 billion aggregate principal amount of 8.625% senior notes due September 15, 2015, and $1.0 billion aggregate principal amount of 8.750% senior notes due March 15, 2017, pursuant to an indenture dated as of March 22, 2010. The aggregate net proceeds from the issuances were approximately $1.928 billion after deducting initial purchasers’ discounts and estimated offering expenses. Both issuances are due in full on their maturity dates. The notes are not subject to redemption prior to their stated maturity and there are no sinking fund requirements. In connection with the note issuances, we entered into a registration rights agreement obligating us to, among other things, complete a registered exchange offer to exchange the notes of each series for new registered notes of such series with substantially identical terms.
     On April 6, 2010, we issued an additional $250 million of the 8.625% senior notes due September 15, 2015, and an additional $500 million of the 8.750% senior notes due March 15, 2017, under the same indenture mentioned above. These notes have the same terms as the notes issued on March 22, 2010, except the issue date and purchase price, and are subject to a registration rights agreement with substantially identical terms as the registration rights agreement entered into in connection with the initial offering of notes.
     The indenture contains customary covenants that, among other things, restrict our, and our restricted subsidiaries’, ability to (i) incur liens on assets; (ii) declare or pay dividends or acquire or retire shares of our capital stock during certain events of default; (iii) designate restricted subsidiaries as non-restricted subsidiaries or designate non-restricted subsidiaries; (iv) make investments in or transfer assets to non-restricted subsidiaries; and (v) consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2010
(Unaudited)
Bank Credit Facilities
     Revolving Credit Facilities: At March 31, 2010, we were a party to two unsecured revolving credit facilities entered into with an original group of 35 banks for an aggregate amount of $4.5 billion, consisting of a $2.0 billion facility that expires in October 2010 and a $2.5 billion facility that was scheduled to expire in October 2011. These revolving credit facilities provide for interest rates that vary according to the pricing option selected at the time of borrowing. Pricing options include a base rate, a rate ranging from 0.25% over LIBOR to 0.65% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The credit facilities are subject to facility fees, currently 0.2% of amounts available. We are currently paying the maximum fees under the facilities. The fees are based on our current credit ratings and may decrease in the event of an upgrade to our ratings. As of March 31, 2010, the maximum amount available of $4.5 billion under our revolving credit facilities was outstanding and interest was accruing on each of the outstanding loans at 0.90%.
     On April 16, 2010, we amended our revolving credit facilities, subject to the completion of certain collateralization requirements. The amendments include extending $2.155 billion of the $2.5 billion outstanding under our revolving credit agreement with an original maturity date of October 2011 for twelve months and securing the extended loans with aircraft. The extended loans bear interest of LIBOR plus a margin of 2.15%. We also increased the amount of liens we are permitted to incur in connection with secured indebtedness to 35% of our Consolidated Tangible Net Assets, as defined by the debt agreements, subject to certain prepayment requirements. See Note L – Subsequent Events.
     Term Loans: From time to time, we enter into funded bank financing arrangements. As of March 31, 2010, approximately $534 million was outstanding under these term loan agreements, with varying maturities through February 2012. The interest rates are based on LIBOR with spreads ranging from 0.3% to 0.4%. At March 31, 2010, the interest rates ranged from 0.56% to 0.65%. In April 2010, we prepaid $410 million of these term loans with original maturity dates in 2011 and 2012. We also amended two of the term loan agreements to permit the incurrence of additional liens in connection with secured indebtedness, subject to certain prepayment requirements. See Note L – Subsequent Events.
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
F. Derivative Activities
     We use derivatives to manage exposures to interest rate and foreign currency risks. At March 31, 2010, we had interest rate and foreign currency swap agreements with a related counterparty and interest rate cap agreements with an unrelated counterparty.
     We record the changes in fair value of derivatives in income or OCI depending on the designation of the hedge as either a fair value hedge or cash flow hedge, respectively. Where hedge accounting is not achieved, the change in fair value of the derivative is recorded in income. In the case of a re-designation of a derivative

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2010
(Unaudited)
contract, we amortize the balance accumulated in AOCI at the time of the re-designation over the remaining life of the underlying derivative. Our foreign currency swap agreements mature through 2011, our interest rate swap agreements mature through 2015, and our interest rate cap agreements mature in 2018.
     During the second quarter of 2009, we entered into two interest rate cap agreements with an unrelated counterparty in connection with a secured financing transaction. We have not designated the interest rate caps as hedges, and all changes in fair value are recorded in income.
     All of our interest rate and foreign currency swap agreements are subject to a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. Our derivative portfolio is recorded at fair value on our balance sheet on a net basis in Derivative assets, net (see Note G – Fair Value Measurements). We account for all of our interest rate swap and foreign currency swap agreements as cash flow hedges. We do not have any credit risk related contingent features and are not required to post collateral under any of our existing derivative contracts.
     Derivatives have notional amounts, which generally represent amounts used to calculate contractual cash flows to be exchanged under the contract. The following table presents notional and fair values of derivatives outstanding at the following dates:

	Asset Derivatives		Liability Derivatives
	Notional Value	Fair Value	Notional Value	Fair Value
		USD		USD
		(In thousands)
March 31, 2010:
Derivatives designated as hedging instruments:
Interest rate swap agreements (a)	$—	$—	$727,972	$(60,519)
Foreign exchange swap agreements	€1,600,000	184,016	—	—
Total derivatives designated as hedging instruments		$184,016		$(60,519)

Derivatives not designated as hedging instruments:
Interest rate cap agreements	$97,884	$3,029	$—	$—

Total derivatives		$187,045		$(60,519)

December 31, 2009:

Derivatives designated as hedging instruments:
Interest rate swap agreements (a)	$—	$—	$1,070,513	$(66,916)
Foreign exchange swap agreements	€1,600,000	254,261	14,191	(574)
Total derivatives designated as hedging instruments
		$254,261		$(67,490)

Derivatives not designated as hedging instruments:
Interest rate cap agreements	$100,631	$4,086	$—	$(67,490)

		$258,347		$(67,490)

(a)	Converts floating interest rate debt into fixed rate debt.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2010
(Unaudited)
     During the three months ended March 31, 2010 and 2009, we recorded the following in OCI related to derivative instruments:
Gain (Loss)

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Effective portion of change in fair market value of derivatives (a)(b)	$(55,204)	$(88,837)
Amortization of balances of de-designated hedges and other adjustments	252	(121)
Foreign exchange component of cross currency swaps (credited) charged to income	131,200	116,890
Income tax effect	(26,687)	(9,776)

Net changes in cash flow hedges, net of taxes	$49,561	$18,156

(a)	Includes $(21,987) and $2,213 of combined CVA and MVA for the three-month periods ended March 31, 2010 and 2009.

(b)	2010 includes losses of $(15,409) on a derivative contract that matured during the three months ended March 31, 2010, that was de-designated as a cash flow hedge and then subsequently re-designated during the life of the contract.
     The following table presents the effective portion of the unrealized gain (loss) on derivative positions recorded in OCI:

	Amount of Unrealized
	Gain or (Loss)
	Recorded in OCI on
	Derivatives
	(Effective Portion)
	Three Months Ended
	March 31,
Derivatives Designated as Cash Flow Hedges	2010	2009
	(Dollars in thousands)
Interest rate swap agreements	$(9,418)	$(3,084)
Foreign exchange swap agreements (a)	(73,069)	(99,163)

Total	$(82,487)	$(102,247)

(a)	Includes $(21,987) and $2,213 of combined CVA and MVA for the three-month periods ended March 31, 2010 and 2009.
     The following table presents amounts reclassified from AOCI into income when cash payments were made or received on our qualifying cash flow hedges:

	Amount of Gain or (Loss)
	Reclassified from
	AOCI Into Income
	(Effective Portion)
	Three Months Ended
	March 31,
Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	2010	2009
	(Dollars in thousands)
Interest rate swap agreements – interest expense	$(8,787)	$(20,669)
Foreign exchange swap agreements – interest expense	(18,272)	6,096
Foreign exchange swap agreements – lease revenue	(224)	1,163

Total	$(27,283)	$(13,410)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2010
(Unaudited)
     We estimate that within the next twelve months, we will amortize into earnings approximately $111.1 million of the pre-tax balance in AOCI under cash flow hedge accounting in connection with our program to convert debt from floating to fixed interest rates.
     The following table presents the effect of derivatives recorded in the Condensed, Consolidated Statements of Income for the three months ended March 31, 2010 and 2009:

	Amount of Gain or (Loss)
	Recognized
	in Income on Derivatives
	(Ineffective Portion) (a)
	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Derivatives Designated as Cash Flow Hedges:
Interest rate swap agreements	$(59)	$(195)
Foreign exchange swap	(23,291)	(2,040)

Total	(23,350)	(2,235)

Derivatives Not Designated as a Hedge:
Interest rate cap agreements	(1,055)	—

Reconciliation to Condensed, Consolidated Statements of Income:
Income effect of maturing derivative contracts	(15,409)	—
Reclassification of amounts de-designated as hedges recorded in AOCI	(252)	121

Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	$(40,066)	$(2,114)

(a)	All components of each derivative’s gain or loss were included in the assessment of effectiveness.
G. Fair Value Measurements
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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2010
(Unaudited)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The following table presents our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, and are categorized using the fair value hierarchy described above.

					Counterparty
	Level 1	Level 2		Level 3	Netting (a)	Total
	(Dollars in thousands)
March 31, 2010:
Derivative assets	$—	$187,045	(b)	$—	$(60,519)	$126,526
Derivative liabilities	—	(60,519)		—	60,519	—

Total derivative assets, net	$—	$126,526		$—	$—	$126,526

December 31, 2009:
Derivative assets	$—	$258,347	(b)	$—	$(67,490)	$190,857
Derivative liabilities	—	(67,490)		—	67,490	—

Total derivative assets, net	$—	$190,857		$—	$—	$190,857

(a)	As permitted under GAAP, we have elected to offset derivative assets and derivative liabilities under our master netting agreement.

(b)	The balance includes CVA and MVA aggregating $2.1 million and $24.2 million at March 31, 2010 and December 31, 2009, respectively.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
     The fair value of an aircraft is classified as a Level 3 valuation. The unobservable inputs utilized in the calculation are described in our policy in Note N of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009.
     ILFC also measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During the three months ended March 31, 2010, we performed recoverability assessments and determined that 52 aircraft were not fully recoverable. Based upon these assessments, we deemed these aircraft to be impaired and recorded charges of $351.3 million to record the aircraft at fair value. See Note C – Flight Equipment Marketing for more information.
     During the three months ended March 31, 2009, we recorded a $7.5 million charge to record an aircraft at fair value which was classified as held for sale in accordance with the accounting guidance related to impairment of long-lived assets. The aircraft was sold in the third quarter of 2009.
H. Fair Value Disclosures of Financial Instruments
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
     Debt Financing: Quoted market prices are used where available. The following assumptions were made when estimating the fair value of our debt financings:

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2010
(Unaudited)
     Long-term fixed rate debt: Cash flows are discounted using relevant swap zero curves and credit default swap spreads were used to incorporate cost of protection.
     Floating rate non-ECA debt: Cash flows are estimated using current forward rates. The cash flows are discounted using current swap zero curves and credit default swap spreads were used to incorporate cost of protection.
     ECA debt: Cash flows are estimated using current forward rates. The cash flows are discounted using current swap zero curves and exclude adjustments for cost of protection to reflect guarantees by the European Export Credit Agencies, implying a AAA-rated government guarantee on the debt.
     Junior subordinated debt: Quoted market prices were used to value the junior subordinated debt.
     Derivatives: Fair values were based on the use of AIG valuation models that utilize among other things, current interest, foreign exchange and volatility rates, as applicable.
     Guarantees: For guarantees entered into after December 31, 2002, we record the fee paid to us as the initial carrying value of the guarantees which are included in Accrued interest and other payables on our Consolidated Balance Sheets. The fee received is recognized ratably over the guarantee period. Included in the fair value balance below are two loan guarantees entered into prior to December 31, 2002, which are not included in the balance on our Condensed, Consolidated Balance Sheets. Fair value for these guarantees is approximately equal to total unamortized fees.
     The carrying amounts and fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009, are as follows:

	March 31, 2010		December 31, 2009
	Carrying		Carrying
	Amount of	Fair Value	Amount of	Fair Value
	Asset	of Asset	Asset	of Asset
	(Liability)	(Liability)	(Liability)	(Liability)
	(Dollars in thousands)
Cash, including restricted cash	$4,060,208	$4,060,208	$652,067	$652,067
Notes receivable	156,265	157,043	112,060	107,063
Debt financing (including loans from AIG Funding, subordinated debt and foreign currency adjustment, excluding debt discount)	(32,744,554)	(33,207,920)	(30,112,395)	(26,762,955)
Derivative assets, net	126,526	126,526	190,857	190,857
Guarantees	(13,383)	(15,311)	(10,860)	(12,886)
I. Related Party Transactions
     We are party to cost sharing agreements, including tax, with AIG. Generally, these agreements provide for the allocation of corporate costs based upon a proportional allocation of costs to all subsidiaries. We also pay other subsidiaries of AIG a fee related to management services provided for certain of our foreign subsidiaries. We earned management fees from two trusts consolidated by AIG for the management of aircraft we sold to the trusts in prior years. During the three months ended March 31, 2010, we paid AIG $85.0 million that was due and payable on a loan related to certain tax planning activities we had participated in during 2002 and 2003.
     We borrowed $1.7 billion from AIG Funding, an affiliate of our parent, in March 2009 to assist in funding our liquidity needs. In the fourth quarter of 2009, we borrowed an additional $2.2 billion from AIG Funding and amended and restated the existing borrowings of $1.7 billion. Part of the interest due on the loans is payable-in-kind and is added to the principal amount. See Note E – Debt Financings.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2010
(Unaudited)
     All of our interest rate swap and foreign currency swap agreements are with AIGFP, a related party. See Note G — Fair Value Measurements and Note F — Derivative Activities. In addition, we purchase insurance through a broker who may place part of our policies with AIG. Total insurance premiums were $1.5 million for each of the three-month periods ended March 31, 2010 and 2009.
     Our financial statements include the following amounts involving related parties:

	Three Months Ended
Income Statement	March 31,	March 31,
	2010	2009
	(Dollars in thousands)
Expense (income):
Interest expense on loans from AIG Funding	$60,510	$3,173
Effect from derivatives on contracts with AIGFP	(39,011)	(2,114)
Interest on derivative contracts with AIGFP	27,059	14,573
Lease revenue related to hedging of lease receipts with AIGFP	224	1,163
Allocation of corporate costs from AIG	4,260	1,532
Management fees received	(2,298)	(2,293)
Management fees paid to subsidiaries of AIG	240	180

	March 31,	December 31,
Balance Sheet	2010	2009
	(Dollars in thousands)
Asset (liability):
Loans payable to AIG Funding	$(3,938,487)	$(3,909,567)
Derivative assets, net	123,497	186,771
Income taxes payable to AIG	(85,858)	(80,924)
Taxes benefit sharing payable to AIG	—	(85,000)
Accrued corporate costs payable to AIG	(5,183)	(5,298)
Accrued interest payable to AIG	(681)	(672)
J. Commitments and Contingencies
     Guarantees
•	Asset Value Guarantees: We have guaranteed a portion of the residual value of 22 aircraft to financial institutions and other unrelated third parties for a fee. These guarantees expire at various dates through 2023 and generally obligate us to pay the shortfall between the fair market value and the guaranteed value of the aircraft and provide us with an option to purchase the aircraft for the guaranteed value. At March 31, 2010, the maximum commitment that we would be obligated to pay under such guarantees, without any offset for the projected value of the aircraft, was approximately $530 million.

•	Aircraft Loan Guarantees: We have guaranteed two loans collateralized by aircraft to financial institutions for a fee. The guarantees expire in 2014, when the loans mature, and obligate us to pay an amount up to the guaranteed value upon the default of the borrower, which may be offset by a portion of the underlying value of the aircraft collateral. At March 31, 2010, the guaranteed value, without any offset for the projected value of the aircraft, was approximately $26 million.
     Management regularly reviews the underlying values of the aircraft collateralized to determine our exposure under these guarantees. We currently do not anticipate that we will be required to perform under such guarantees based upon the underlying values of the aircraft collateralized.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2010
(Unaudited)
     In addition, in October 2009, we entered into guarantee agreements to guarantee the repayment of AIG’s obligations under the FRBNY Credit Agreement up to an amount equal to the aggregate outstanding balance of our borrowings from AIG Funding. See Note E — Debt Financings.
     Legal Contingencies
•	Flash Airlines: We are named in lawsuits in connection with the January 3, 2004, crash of our Boeing 737-300 aircraft on lease to Flash Airlines, an Egyptian carrier. These lawsuits were filed by the families of victims on the flight and seek unspecified damages for wrongful death, costs and fees. The initial lawsuit was filed in May 2004 in California, and subsequent lawsuits were filed in California and Arkansas. All cases filed in the U.S. were dismissed on the grounds of forum non conveniens and transferred to the French Tribunal de Grande Instance civil court in either Bobigny or Paris. The Bobigny plaintiffs challenged French jurisdiction, whereupon the French civil court decided to retain jurisdiction, on appeal the Paris Court of Appeal reversed, and on appeal the French Cour de Cassation elected to defer its decision pending a trial on the merits. We believe we are adequately covered in these cases by the liability insurance policies carried by Flash Airlines and we have substantial defenses to these actions. We do not believe that the outcome of these lawsuits will have a material effect on our consolidated financial condition, results of operations or cash flows.

•	Krasnoyarsk Airlines: We leased a 757-200ER aircraft to a Russian airline, KrasAir, which is now the subject of a Russian bankruptcy-like proceeding. The aircraft lease was assigned to another Russian carrier, Air Company “Atlant-Soyuz” Incorporated, which defaulted under the lease. We believe that the aircraft was seized by the Russian customs authorities in the fourth quarter of 2008 on the basis of certain alleged violations of the Russian customs code by KrasAir. In the second quarter of 2009, another Russian airline signed a lease for the aircraft. The aircraft had a net book value of $28.3 million at March 31, 2010. We are currently engaged in simultaneous litigation and negotiations with the applicable Russian customs authorities seeking a resolution of all customs-related issues. We cannot predict what the outcome of this matter will be, but we do not believe that it will be material to our consolidated financial position, results of operations or cash flows.

•	Estate of Volare Airlines: In November 2004, Volare, an Italian airline, filed for bankruptcy in Italy. Prior to Volare’s bankruptcy, we leased to Volare through wholly-owned subsidiaries two A320-200 aircraft and four A330-200 aircraft. In addition, we managed the lease to Volare by an entity that is a related party to us of one A330-200 aircraft. In October 2009, the Volare bankruptcy receiver filed a claim in an Italian court in the amount of €29.6 million against us and our related party for the return to the Volare estate of all payments made by it to us and our related party in the year prior to Volare’s bankruptcy filing. We have engaged Italian counsel to represent us and intend to defend this matter vigorously. We cannot predict the outcome of this matter, but we do not believe that it will be material to our consolidated financial position, results of operations or cash flows.
     We are also a party to various claims and litigation matters arising in the ordinary course of our business. We do not believe the outcome of any of these matters will be material to our consolidated financial position, results of operations or cash flows.
K. Variable Interest Entities
     Our leasing and financing activities require us to use many forms of entities to achieve our business objectives and we have participated to varying degrees in the design and formation of these entities. Our involvement in VIEs varies from being a passive investor with involvement from other parties, to managing and structuring all the activities of the entity, or to being the sole shareholder and sole variable interest holder of the entity. Based on a new accounting standard described below, we only consolidate the results of VIEs for which we (i) control the activities that significantly impact the economic performance of the entity and (ii)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2010
(Unaudited)
have an obligation to absorb the losses of the entity or a right to receive benefits from the entity. Also see Note E — Debt Financings for more information on entities created for the purpose of obtaining financing.
     Investment Activities
     We have variable interests in ten entities to which we previously sold aircraft. The interests include debt financings, preferential equity interests and, in some cases, providing guarantees to banks which had provided the secured senior financings to the entities. Each entity owns one aircraft. The individual financing agreements are cross-collateralized by the aircraft. In prior years, we had determined that we were the primary beneficiary of these entities due to our exposure to the majority of the risks and rewards of these entities and consolidated the entities into our condensed, consolidated financial statements. Because we did not have legal or operational control over, and did not own the assets of, nor were we directly obligated for the liabilities of these entities, we presented the assets and liabilities of the entities separately on our Condensed, Consolidated Balance Sheet at December 31, 2009. Assets in the amount of $79.7 million and liabilities in the amount of $6.5 million are included in our Condensed, Consolidated Balance Sheet at December 31, 2009, and net revenue of $0.4 million is included in our Condensed, Consolidated Statement of Income for the period ended March 31, 2009.
     On January 1, 2010, we adopted a new accounting standard that amended the rules addressing consolidation of VIEs with an approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly affect the entity’s economic performance and has (i) the obligation to absorb losses of the entity or (ii) the right to receive benefits from the entity. Upon adopting the standard, we determined that the ten entities discussed above should be deconsolidated, because we do not control the activities which significantly impact the economic performance of the entities. Accordingly, we removed assets of $79.7 million and liabilities of $6.5 million. In addition, we recorded investments in senior secured notes of $51.7 million and guarantee liabilities of $3.0 million, and we charged our beginning retained earnings of $15.9 million, net of tax, on January 1, 2010, related to our involvement with these entities.
     Non-Recourse Financing Structures
     We continue to consolidate one entity in which ILFC has a variable interest that was established to obtain secured financing for the purchase of an aircraft. ILFC provided $39 million of subordinated financing to the entity and the entity borrowed $106 million from third parties, $82 million of which is non-recourse to ILFC. The entity owns one aircraft with a net book value of $140.9 million at March 31, 2010. We have determined that we are the primary beneficiary of this entity because we control and manage all aspects of this entity, including directing the activities that most significantly affect the entity’s economic performance, and we absorb the majority of the risks and rewards of this entity.
     We also consolidate a wholly-owned subsidiary we created for the purpose of obtaining secured financing for an aircraft. The entity meets the definition of a VIE because it does not have sufficient equity to operate without ILFC’s subordinated financial support in the form of intercompany notes which serve as equity even though they are legally debt instruments. This entity borrowed $55.4 million from a third party. The loan is non-recourse to ILFC and is secured by the aircraft and the lease receivables. The entity owns one aircraft with a net book value of $93.8 million at March 31, 2010. We have determined that we are the primary beneficiary of this entity because we control and manage all aspects of this entity, including directing the activities that most significantly affect the entity’s economic performance, and we absorb the majority of the risks and rewards of this entity.
     Wholly-Owned ECA Financing Vehicles
     We have created certain wholly-owned subsidiaries for the purpose of purchasing aircraft and obtaining financing secured by such aircraft. The secured debt is guaranteed by the European Export Credit Agencies. The entities meet the definition of a VIE because they do not have sufficient equity to operate without ILFC’s subordinated financial support in the form of intercompany notes which serve as equity even though they are legally debt instruments. We control and manage all aspects of these entities and guarantee the activities of these entities and they are therefore consolidated into our condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2010
(Unaudited)
     Other Secured Financings
     We have created a number of wholly-owned subsidiaries for the purpose of obtaining secured financings. The entities meet the definition of a VIE because they do not have sufficient equity to operate without ILFC’s subordinated financial support in the form of intercompany notes which serve as equity even though they are legally debt instruments. One of the entities borrowed $550 million from third parties and a portfolio of 37 aircraft will be transferred from ILFC to the subsidiaries of the entity to secure the loan. We control and manage all aspects of these entities and guarantee the activities of these entities and they are therefore consolidated into our condensed, consolidated financial statements. See Note E — Debt Financings for more information on these financings.
     Wholly-Owned Leasing Entities
     We have created wholly-owned subsidiaries for the purpose of facilitating aircraft leases with airlines. The entities meet the definition of a VIE because they do not have sufficient equity to operate without ILFC’s subordinated financial support in the form of intercompany notes which serve as equity even though they are legally debt instruments. We control and manage all aspects of these entities and guarantee the activities of these entities and they are therefore consolidated into our condensed, consolidated financial statements.
L. Subsequent Events
     Debt Financings
     On April 6, 2010, we issued $250 million aggregate principal amount of 8.625% senior notes due September 2015, and $500 million aggregate principal amount of 8.750% senior notes due March 2017, as additional notes under an indenture, dated as of March 22, 2010. We had previously issued $2.0 billion aggregate principal amount of senior notes under the same indenture during the three months ended March 31, 2010. The notes issued in April 2010 have the same terms as the notes previously issued under the indenture, except for the issue date and purchase price. See Note E — Debt Financings.
     In connection with the issuance of the notes, in April 2010 we entered into a registration rights agreement, relating to, among other things, a registered exchange offer to exchange the notes of each series for new registered notes of such series with substantially identical terms. We have 310 days from March 22, 2010, the issue date of the initial $2.0 billion of the senior notes, to have the registration statement related to the exchange offer declared effective by the SEC, and 365 days to consummate such exchange offer.
     On April 16, 2010, we entered into amendments to our revolving credit facility, dated as of October 13, 2006, including the following, which will be effective upon the satisfaction of the collateralization requirements described below:
•	The limitation on the amount of liens we can incur in connection with secured debt will increase from 12.5% of our Consolidated Tangible Net Assets, as defined in the credit agreement, to 35%.

•	The maturity date of $2.155 billion of the $2.5 billion outstanding under the revolving credit agreement with an original maturity date of October 2011 will be extended for twelve months. The extended loans will bear interest of LIBOR plus a margin of 2.15%. The remaining $345 million of loans will mature on their originally scheduled maturity date in October 2011.

•	The $2.155 billion of extended loans must be secured by aircraft with an initial loan-to-value ratio of 75%.
     We also amended our revolving credit facility due October 2010 to permit additional liens beyond the 12.5% limit, provided that we must use the net cash proceeds from certain additional secured indebtedness to prepay the obligations under the revolving credit facility due October 2010, or to prepay the obligations under such revolving credit facility and certain of our term loans in equal principal amounts.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2010
(Unaudited)
     In addition, in April 2010 we prepaid $410 million of bank term debt with original maturity dates in 2011 and 2012. We also amended two of our remaining term loans to permit the amendments to our revolving credit facilities and to allow additional liens in excess of the 12.5% limit, in certain cases subject to prepayment requirements similar to the requirements described above for our revolving credit facility due October 2010. In connection with such amendments, we effectively increased the interest rate on a $75 million term loan maturing in December 2011 by 1.5%.
     Aircraft Portfolio Sale
     On April 13, 2010, to generate liquidity to repay maturing debt obligations, we signed an agreement to sell 53 aircraft from our existing fleet to a third party for an aggregate purchase price of $1.987 billion. As of May 7, 2010, we were also party to negotiations to sell two 747-300’s manufactured in 1988. As of March 31, 2010, none of the aircraft met the criteria required under GAAP to be recorded as held for sale; however, due to current market conditions and in accordance with GAAP, we recorded impairment charges and related lease charges as of March 31, 2010, related to these aircraft. The charges aggregated $388.9 million (including $69.8 million in lease related charges) and $46.4 million (including $14.2 million in lease related charges) on the two transactions, respectively. As the impairment charges were in anticipation of the ultimate sale of the aircraft, the impairment charge and related lease charges were charged to Flight equipment marketing in the period ended March 31, 2010. The aggregate net book value of the proposed portfolio of 53 aircraft was approximately $1.9 billion at March 31, 2010, after we recorded an impairment charge of $319.1 million. The actual aggregate loss may differ from the impairment charge recorded depending on the timing of the completion of the sale and whether any aircraft in the portfolio are subsequently substituted for different aircraft. The completions of the sales of aircraft in the portfolio are expected to occur during the remainder of 2010. Net cash proceeds from the sale will be transferred as the individual aircraft sales are consummated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-looking Information
     This quarterly report on Form 10-Q and other publicly available documents may contain or incorporate statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the potential sale of us by our parent, AIG, the state of the airline industry, our access to the capital markets, our ability to restructure leases and repossess aircraft, the structure of our leases, regulatory matters pertaining to compliance with governmental regulations and other factors affecting our financial condition or results of operations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and “should,” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry economic and business conditions, which will, among other things, affect demand for aircraft, availability and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives, and environmental and safety requirements, as well as the factors discussed under “Part II — Item 1A. Risk Factors,” in this Form 10-Q. We do not intend and undertake no obligation to update any forward-looking information to reflect actual results or future events or circumstances.
Overview
     ILFC’s primary business operation is to acquire new commercial jet aircraft from aircraft manufacturers and other parties and lease those aircraft to airlines throughout the world. We also provide management services to investors and/or owners of aircraft portfolios for a management fee. In addition to our leasing activities, we sell aircraft from our leased aircraft fleet to other leasing companies, financial services companies and airlines. We have also provided asset value guarantees and a limited number of loan guarantees to buyers of aircraft or to financial institutions for a fee. Additionally, we remarket and sell aircraft owned or managed by others for a fee.
     Starting in the third quarter of 2008, worldwide economic conditions began to deteriorate significantly. The decline in economic conditions resulted in highly volatile markets, a steep decline in equity markets, less liquidity, the widening of credit spreads and several prominent financial institutions seeking governmental aid. In the first quarter of 2010, we began to see an improvement in these conditions and regained access to the debt markets.
First Quarter Operating Results
     We reported a net loss of approximately $62.9 million for the three months ended March 31, 2010, due to impairment and lease related charges recorded on aircraft that we have contracted to sell. To generate liquidity to repay maturing debt obligations, on April 13, 2010, we entered into an agreement to sell a portfolio of 53 aircraft. We recorded impairment losses aggregating $319.1 million and lease related charges of $69.8 million related to the portfolio during the three months ended March 31, 2010. Additionally, in April 2010, we were party to negotiations to sell two 747-300s manufactured in 1988. Due to current market conditions, we recorded impairment losses aggregating $32.2 million and lease related expenses of $14.2 million related to the two aircraft during the three months ended March 31, 2010. The charges are included in Flight equipment marketing on our Condensed, Consolidated Statement of Income for the period ended March 31, 2010. See Note C of Notes to Condensed, Consolidated Financial Statements. In addition, charges related to derivatives increased by $38.0 million for the three months ended March 31, 2010, compared to the same period in 2009. Excluding the impairment losses and lease related expenses related to aircraft sales, our income before the effect of income taxes for the first quarter of 2010 would have been $336.7 million, an increase of approximately $21.8 million, compared to the same period in 2009, primarily due to a larger fleet and lower administrative expenses.
     We expect the aircraft sales described above to be consummated during the remainder of 2010. The sales will generate aggregate gross proceeds of approximately $2 billion for the 55 aircraft. These aircraft generated aggregate quarterly lease revenue of approximately $60 million and the quarterly depreciation aggregated approximately $20 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Our Fleet
     We did not make any changes to our fleet during the first quarter of 2010. As of March 31, 2010, we owned 993 aircraft in our leased fleet, had 11 additional aircraft in the fleet classified as finance and sales-type leases, and provided fleet management services for 99 aircraft. In April 2010, we contracted to sell 53 aircraft from our fleet and were in negotiations to sell an additional two 747-300s, as discussed above and described in more detail under “Liquidity” below. We have contracted with Airbus and Boeing to buy 120 new aircraft for delivery through 2019 with an estimated purchase price of $13.7 billion, five of which are scheduled to deliver during the second quarter of 2010. We are currently also considering purchasing new aircraft from airlines and leasing them back to the airlines. We anticipate financing the purchases in part by operating cash flows and in part by incurring additional debt. We have not entered into any new purchase agreements with manufacturers during 2010.
     Of the 120 aircraft on order, 74 are 787s from Boeing with the first aircraft currently scheduled to deliver in July 2012. The contracted delivery dates were originally scheduled from January 2010 through 2017, but Boeing has experienced delays in the production of the 787s. We have signed contracts for 29 of the 74 787s on order. The leases we have signed with our customers and our purchase agreements with Boeing are both subject to cancellation clauses related to delays in delivery dates, though as of March 31, 2010, there have been no cancellations by any party. We are in discussions with Boeing related to revisions to the delivery schedule and potential delay compensation and penalties for which we may be eligible. Under the terms of our 787 leases, particular lessees may be entitled to share in any compensation that we receive from Boeing for late delivery of the aircraft.
Debt Financing
     We have generally financed our aircraft purchases through available cash balances, internally generated funds and debt financings. During 2009, we were unable to issue commercial paper or unsecured debt and relied primarily on loans from AIG Funding, an affiliate of our parent, to fulfill our liquidity needs. During the three months ended March 31, 2010, we regained access to the debt markets and issued $3.5 billion of secured and unsecured debt. The $3.5 billion included borrowing $174.3 million under our 2004 ECA facility to re-finance five Airbus aircraft purchased in 2009, entering into new secured financing transactions aggregating $1.3 billion, and issuing $2.0 billion aggregate principal amount of unsecured senior notes in a private placement. In April 2010, we issued an additional $750 million aggregate principal amount of unsecured senior notes. See “Liquidity” below.
     At March 31, 2010, we had approximately $500 million available under our 2004 ECA facility to finance the five new Airbus aircraft we have scheduled for delivery during the second quarter of 2010, provided we receive consent from the security trustee, as required with our current long-term debt ratings. We re-financed five Airbus aircraft that had delivered in 2009 under the 2004 ECA facility during the three months ended March 31, 2010.
Industry Condition and Sources of Revenue
     Our revenues are principally derived from scheduled and charter airlines and companies associated with the airline industry. We derive more than 90% of our revenues from airlines outside of the United States. The airline industry is cyclical, economically sensitive, and highly competitive. Airlines and related companies are affected by fuel prices and shortages, political or economic instability, natural disasters, terrorist activities, changes in national policy, competitive pressures, labor actions, pilot shortages, insurance costs, recessions, health concerns and other political or economic events adversely affecting world or regional trading markets. Our customers’ ability to react to and cope with the volatile competitive environment in which they operate, as well as our own competitive environment, will affect our revenues and income.
     European air space was recently closed to air traffic for approximately six days as a result of an eruption of an Icelandic volcano. The International Air Transport Association has estimated lost revenue for the airline industry in excess of $1.7 billion during this period. As a result, we may experience lower lease revenues based on usage during that period from lessees that were subject to the air space restrictions.
     In addition, we are currently seeing financial stress to varying degrees across the airline industry largely precipitated by recent volatility in fuel costs, lower demand for air travel, tightening of the credit markets, and generally worsened economic conditions. We have seen airlines declare bankruptcy, cease operations, cancel routes, eliminate jobs and retire aircraft in an attempt to reduce capacity. This financial stress has caused a slow-down in the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
airline industry. We believe that the worst of this cyclical downturn has passed and that our business and that of our customers will improve during the second half of 2010. Nevertheless, the negative impact on our operating results through lower lease rates and increased costs associated with repossessing and redeploying aircraft will continue through 2010 and 2011. In addition, lower lease rates could possibly result in future aircraft impairment charges. Recently, we have seen freight traffic, which often is considered the bellwether of the airline industry, starting to recover, and we currently see our customers increasingly willing to extend their existing leases. This could indicate that we may see some financial recovery of the airline industry starting in the second half of 2010.
     As a result of the above described financial stress on the airline industry, one of our customers, Skyservice Airlines Inc., operating one aircraft, ceased operations on March 31, 2010. We had two other aircraft in our fleet that were not subject to a signed lease agreement or a signed letter of intent at March 31, 2010.
     We typically contract to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term, we have generally been able to re-lease aircraft within two to six months of their return. In monitoring the aircraft in our fleet for impairment charges, we consider facts and circumstances, including potential sales, that would require us to modify our assumptions used in our recoverability assessments and prepare revised recoverability assessments as necessary. Further, we identify those aircraft that are most susceptible to failing the recoverability assessment and monitor those aircraft more closely, which may result in more frequent recoverability assessments. The recoverability of these aircraft is more sensitive to changes in contractual cash flows, future cash flow estimates and residual values. These aircraft are typically older planes that are less in demand and have lower lease rates. As of March 31, 2010, we had identified 15 aircraft as being susceptible to failing the recoverability test. These aircraft had a net book value of $337.9 million at March 31, 2010. Management believes that the carrying value of these aircraft is supported by the estimated future undiscounted cash flows expected to be generated by each aircraft. We recorded impairment charges of $351.3 million in the first quarter of 2010 related to 52 aircraft, 50 of which we had contracted to sell in April 2010. The sales will be consummated during the remainder of 2010. We are currently in negotiations to sell the two remaining aircraft for which we recorded impairment charges.
     There are lags between changes in market conditions and their impact on our results, as contracts signed during times of higher lease rates currently remain in effect. Therefore, the current market conditions and their potential effect may not have yet been fully reflected in our results. Additionally, management monitors all lessees that are behind in lease payments and discusses relevant operational and financial issues facing the lessees with our marketing executives in order to determine the amount of rental income to recognize for the past due amounts. Lease payments are due in advance and we generally recognize rental income only to the extent we have received payments or hold security deposits. At March 31, 2010, 11 customers operating 31 aircraft were two or more months past due on $29.8 million of lease payments relating to some of those aircraft. Of this amount, we recognized $22.7 million in rental income through March 31, 2010. In comparison, at March 31, 2009, 21 customers operating 86 aircraft were two or more months past due on $68.5 million of lease payments relating to some of those aircraft, $60.2 million of which we recognized in rental income through March 31, 2009. The decrease is primarily due to the restructuring of $35.1 million past due lease payments in the fourth quarter of 2009.
     Management also reviews all outstanding notes that are in arrears to determine whether we should reserve for or write off any portion of the notes receivable. In this process, management evaluates the collectability of each note and the value of the underlying collateral, if any, by discussing relevant operational and financial issues facing the lessees with our marketing executives. As of March 31, 2010, customers with $51.0 million carrying value of notes receivable were two months or more behind on principal and interest payments totaling $6.5 million.
     Despite industry cyclicality and current stress, we remain optimistic about the long-term future of air transportation and, more specifically, the growing role that the leasing industry and ILFC specifically, provides in facilitating the fleet transactions necessary for the growth of commercial air transport. At March 31, 2010, we had signed leases for all of our new aircraft deliveries through the end of 2010. Furthermore, our contractual purchase commitments for future new aircraft deliveries from 2010 to 2019 are at historic lows. For these reasons, we believe we are well positioned for the current industry downturn, and to reap any benefits a down market may present.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Liquidity
     In the first quarter of 2010 we regained access to debt markets, to which we had limited access throughout 2009. We issued secured and unsecured debt aggregating $3.5 billion to support our liquidity needs in excess of our operating cash flows. The $3.5 billion included borrowing $174 million under our 2004 ECA facility to re-finance five Airbus aircraft purchased in 2009, entering into new secured financing transactions aggregating $1.3 billion, and issuing $2.0 billion aggregate principal amount of unsecured senior notes in a private placement. $550 million of the $1.3 billion secured financings was restricted from use in our operations at March 31, 2010, and becomes available to us as we transfer collateral to certain subsidiaries we created to hold the aircraft serving as collateral. In April 2010, we issued additional unsecured notes aggregating $750 million under the same indenture as the private placement mentioned above.
     At March 31, 2010, the maximum amount available under our revolving credit facilities was outstanding and we had approximately $4.1 billion of cash and cash equivalents, $350 million of which was restricted under our ECA facilities and $550 million of which becomes available to us as we transfer collateral as described above. See Note D of Notes to Condensed Consolidated Financial Statements.
     We have five new Airbus aircraft scheduled to be delivered during the remainder of 2010, all of which are expected to be delivered during the second quarter. At March 31, 2010, we had approximately $500 million available to us under our 2004 ECA facility for the financing of those aircraft, provided we can obtain written approval from the security trustee of the facility, as required with our current long-term debt ratings. Our current long-term debt ratings also restrict the use of certain funds collected under the lease agreements related to the aircraft funded under the 1999 and 2004 ECA facilities. As of March 31, 2010, we had restricted cash of approximately $350 million under the facilities. To the extent the security trustee of the 2004 ECA facility does not allow us to fund future purchases of Airbus aircraft under that facility, we would have to fund these purchases through existing cash balances or from proceeds received from aircraft sales, as described in greater detail below. If we are unable to meet our aircraft purchase commitments as they become due, it could expose us to breach of contract claims by our lessees and the manufacturers, as discussed under “Part II — Item 1A. Risk Factors — Liquidity Risk.”
     As of March 31, 2010, we and our subsidiaries were restricted from incurring secured indebtedness in excess of 12.5% of consolidated net tangible assets, as defined in our debt agreements, and at March 31, 2010, we had minimal capacity available under that limit, which was approximately $5 billion. Under our indentures we may, subject to receipt of any required consents under the FRBNY Credit Agreement and our bank facilities and term loans, be able to obtain secured financings without regard to the 12.5% consolidated net tangible asset limit referred to above (but subject to certain other limitations) by doing so through subsidiaries that qualify as non-restricted under our public debt indentures. In April 2010, subject to the completion of certain collateralization requirements, we amended our bank facilities to increase our capacity to enter into secured financings up to 35% of consolidated net tangible assets, as defined in the debt agreements, currently approximately $15 billion, subject to certain prepayment requirements. Prior to the completion of certain collateralization requirements we can incur additional secured indebtedness so long as we use the net cash proceeds to prepay the obligations under our revolving credit facility due 2010 and one of our term loans maturing in 2010.
     Subsequent to March 31, 2010, we contracted to sell 53 aircraft, and were party to negotiations to sell an additional two 747-300s. The sales will generate approximately $2.0 billion in proceeds. The proceeds are receivable upon the completion of each individual sale, and the sales are expected to be consummated during the remainder of 2010. We are currently pursuing additional potential aircraft sales, which could aggregate up to $1.5 billion of gross proceeds. We have presented additional proposed aircraft portfolios to potential buyers, and we have received and are evaluating bids on those portfolios. In evaluating the bids, we are balancing the need for funds with the long-term value of holding aircraft and long-term prospects for us. Because the current market for aircraft is depressed due to the economic downturn and limited availability of buyer financing, additional sales would likely also result in realized losses. Based on the range of potential aircraft portfolio sales, the potential for impairment or realized loss could be material to our result of operations for an individual period. In the first quarter of 2010, we

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
recorded aircraft impairment losses of $351.3 million and lease related expenses of $84.0 million related to the contracted sales mentioned above.
     We believe the sources of liquidity mentioned above together with our cash generated from operations will be sufficient to operate our business and repay our debt maturities for at least the next twelve months.
     In addition, based on our level of increased liquidity and expected future sources of funding, including future cash flows from operations, AIG now expects that we will be able to meet our existing obligations as they become due for at least the next twelve months solely from our own future cash flows. Therefore, while AIG has acknowledged its intent to support us through February 28, 2011, at the current time AIG believes that any further extension of such support will not be necessary.
Our Relationship with AIG
Potential Change in Ownership
     AIG does not have any present intention to sell us. If AIG does sell 51% or more of our common stock without certain lenders’ consent, it would be an event of default under certain of our bank term loans and revolving credit agreements and would allow our lenders to declare such debt immediately due and payable. Accordingly, any such sale of us by AIG would require consideration of these credit arrangements. In addition, an event of default or declaration of acceleration under our bank term loans and revolving credit agreements could also result in an event of default under our other debt agreements, including the indentures governing our public debt. If AIG sells any portion of its equity interest in us, we would be required to prepay all amounts outstanding under the loans we entered into with AIG Funding on October 13, 2009, which are described below under “Debt Financings — Loans from AIG Funding.”
     AIG has been dependent on transactions with the FRBNY as its primary source of liquidity, as more fully described in AIG’s Quarterly Report on Form 10-Q for the period ended March 31, 2010.
AIG Loan from the FRBNY
     AIG has a revolving credit facility and a guarantee and pledge agreement with the FRBNY. AIG’s obligations under the FRBNY Credit Agreement are guaranteed by certain AIG subsidiaries and secured by a pledge of certain assets of AIG and its subsidiaries. We have entered into guarantee agreements under which we agreed to guarantee AIG’s repayment of the FRBNY Credit Agreement up to the aggregate outstanding loan obligations we owe to AIG Funding, which is currently $3.9 billion. See “Debt Financings—Loans from AIG Funding” below. As a subsidiary of AIG, we are also subject to covenants under the FRBNY Credit Agreement, including covenants that may, among other things, limit our ability to incur debt, encumber our assets, enter into sale-leaseback transactions, make equity or debt investments in other parties and pay distributions and dividends on our capital stock. AIG is required to repay the FRBNY Credit Agreement primarily from proceeds of sales of assets, including businesses. AIG is exploring divestiture opportunities for its non-core businesses. Although AIG has no present intention to sell us, it is considering strategic alternatives for ILFC, which may include the sale of aircraft portfolios to third parties.
AIG Going Concern Consideration
     In connection with the preparation of its quarterly report on Form 10-Q for the quarter ended March 31, 2010, AIG management assessed whether AIG has the ability to continue as a going concern. Based on the U.S. government’s continuing commitment, the recently completed transactions with the FRBNY, AIG management’s plans to stabilize its businesses and dispose of certain of its assets and other factors discussed in AIG’s Form 10-Q, and after consideration of the risks and uncertainties to such plans, AIG management indicated in the AIG quarterly report on Form 10-Q for the period ended March 31, 2010, that it believes that it will have adequate liquidity to finance and operate its businesses, execute its asset disposition plan, and repay its obligations for at least the next twelve months. It is possible that the actual outcome of one or more of AIG management’s plans could be materially different, or that one or more of AIG management’s significant judgments or estimates about the potential effects of these risks and uncertainties could prove to be materially incorrect, or that the transactions with the FRBNY discussed in AIG’s Form 10-Q fail to achieve their desired objectives. If one or more of these possible outcomes is realized and financing is not available, AIG may need additional U.S. government support to meet its

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
obligations as they come due. If AIG is not able to continue as a going concern it will have a significant impact on our operations, including limiting our ability to issue new debt.
Critical Accounting Policies and Estimates
     Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed, consolidated financial statements, which have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically, we evaluate the estimates and judgments, including those related to revenue, depreciation, overhaul reserves and contingencies. The estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.
     We believe that the following critical accounting policies can have a significant impact on our results of operations, financial position and financial statement disclosures, and may require subjective and complex estimates and judgments.
•	Lease Revenue

•	Initial Indirect Costs

•	Flight Equipment Marketing

•	Provision for Overhauls

•	Flight Equipment

•	Derivative Financial Instruments

•	Fair Value Measurements

•	Income Taxes
     For a detailed discussion on the application of these accounting policies, see “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009. Also see Note C of Notes to Condensed, Consolidated Financial Statements for additional clarification of our policy on the recording of gains (losses) in Flight equipment marketing.
Debt Financings
     We generally fund our operations, including aircraft purchases, through available cash balances, internally generated funds and debt financings. We borrow funds to purchase new and used flight equipment, make progress payments during aircraft construction and pay off maturing debt obligations. These funds have in the past been borrowed principally on an unsecured basis from various sources, and include both public debt and bank facilities. During 2009, we were unable to access our traditional sources of liquidity and borrowed $3.9 billion from AIG Funding, a subsidiary of AIG.
     During the three months ended March 31, 2010, we borrowed approximately $3.5 billion and $782 million was provided by operating activities. The $3.5 billion borrowed included $2.0 billion aggregate principal amount of senior unsecured notes, $1.3 billion in secured financings, and $174 million borrowed under our 2004 ECA facility to fund Airbus aircraft purchases. We had $4.1 billion in cash and cash equivalents at March 31, 2010.
     At March 31, 2010, we were in compliance in all material respects with the covenants in our debt agreements, including our financial covenants to maintain a maximum ratio of consolidated indebtedness to consolidated tangible net worth, a minimum fixed charge coverage ratio and a minimum consolidated tangible net worth.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     Our debt financing was comprised of the following at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Secured
ECA financings	$3,020,897	$3,004,763
Loans from AIG Funding	3,938,487	3,909,567
Other secured financings (a)	1,448,967	153,116

	8,408,351	7,067,446

Unsecured
Bonds and Medium-Term Notes	18,042,803	16,566,099
Bank debt (b)	5,033,500	5,087,750

	23,076,303	21,653,849
Total Secured and Unsecured Debt Financing	31,484,654	28,721,295
Less: Deferred debt discount	(75,290)	(9,556)

	31,409,364	28,711,739
Subordinated Debt	1,000,000	1,000,000

	$32,409,364	$29,711,739

Selected interest rates and ratios which include the economic effect of derivative instruments:
Composite interest rate	4.69%	4.35%
Percentage of total debt at fixed rates	57.94%	58.64%
Composite interest rate on fixed rate debt	5.82%	5.42%
Bank prime rate	3.25%	3.25%

(a)	Includes secured financings non-recourse to ILFC of $125.7 million and $129.6 million at March 31, 2010 and December 31, 2009, respectively.

(b)	In April 2010, we entered into amendments to our revolving credit facility dated October 13, 2006. As a result of these amendments, approximately $2.155 billion of the unsecured bank debt will be secured by aircraft.
     The above amounts represent the anticipated settlement of our outstanding debt obligations as of March 31, 2010 and December 31, 2009. Certain adjustments required to present currently outstanding hedged debt obligations have been recorded and presented separately on the balance sheet, including adjustments related to foreign currency hedging and interest rate hedging activities. We have eliminated the currency exposure arising from foreign currency denominated notes by hedging the notes through swaps. Foreign currency denominated debt is translated into US dollars using exchange rates as of each balance sheet date. The foreign exchange adjustment for the foreign currency denominated debt hedged with derivative contracts increased the balance by $259.9 million at March 31, 2010 and $391.1 million at December 31, 2009. Composite interest rates and percentages of total debt at fixed rates reflect the effect of derivative instruments. The higher composite interest rate at March 31, 2010, compared to December 31, 2009, is due to recently issued secured and unsecured debt with relatively higher interest rates due to our current long-term debt ratings. We expect our composite interest rate to increase as we refinance our existing debt with higher cost financings.
     We have created wholly-owned subsidiaries for the purpose of purchasing aircraft and obtaining financings secured by such aircraft. These entities are non-restricted subsidiaries, as defined by our public debt indentures, and meet the definition of a VIE. We have determined that we are the primary beneficiary of such VIEs and, accordingly, we consolidate such entities into our condensed, consolidated financial statements. See Note K of Notes to Condensed, Consolidated Financial Statements for more information on VIEs.
ECA Financings
     We entered into ECA facility agreements in 1999 and 2004 through non-restricted subsidiaries. The 2004 ECA facility is currently used to fund purchases of Airbus aircraft through June 2010, while new financings are no

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
longer available to us under the 1999 ECA facility. The loans made under the ECA facilities are used to fund a portion of each aircraft’s net purchase price.
     In January 1999, we entered into the 1999 ECA facility to borrow up to $4.3 billion for the purchase of Airbus aircraft delivered through 2001. We used $2.8 billion of the amount available under this facility to finance purchases of 62 aircraft. Each aircraft purchased was financed by a ten-year fully amortizing loan with interest rates ranging from 5.753% to 5.898%. The loans are guaranteed by various European ECAs. We have collateralized the debt by a pledge of the shares of a wholly-owned subsidiary that holds title to the aircraft financed under the facility. At March 31, 2010, 27 loans with an aggregate principal value of $119.8 million remained outstanding under the facility and the net book value of aircraft owned by the subsidiary was $1.7 billion.
     In May 2004, we entered into the 2004 ECA facility, which was most recently amended in May 2009 to allow us to borrow up to $4.6 billion for the purchase of Airbus aircraft delivered through June 30, 2010. Funds become available under this facility when the various European ECAs provide guarantees for aircraft based on a forward-looking calendar. The financing is for a ten-year fully amortizing loan per aircraft at an interest rate determined through a bid process. We have collateralized the debt by a pledge of the shares of a wholly-owned subsidiary that holds title to the aircraft financed under this facility. As of March 31, 2010, we had financed 71 aircraft using approximately $4.1 billion under this facility and approximately $2.9 billion was outstanding. The interest rates are either fixed or based on LIBOR. At March 31, 2010, the interest rates of the outstanding loans ranged from 0.35% to 4.71%. The net book value of the related aircraft was $4.2 billion at March 31, 2010. As of March 31, 2010, we had approximately $508 million available under this facility to finance part of the purchase price of five Airbus aircraft scheduled to deliver during the second quarter of 2010.
     Our current long-term debt ratings require us to segregate security deposits, maintenance reserves and rental payments received for aircraft with loan balances outstanding under the 1999 and 2004 ECA facilities (segregated rental payments are used to make scheduled principal and interest payments on the outstanding debt). The segregated funds are deposited into separate accounts controlled by the security trustees of the facilities. In addition, we must receive written consent from the security trustee of the 2004 ECA facility before we can fund Airbus aircraft deliveries under the facility, and we must file individual mortgages on the aircraft funded under both the 1999 and 2004 ECA facilities in the local jurisdictions in which the respective aircraft are registered (mortgages are only required to be filed on aircraft with loan balances outstanding). At March 31, 2010, we had segregated security deposits, maintenance reserves and rental payments aggregating approximately $350 million related to aircraft funded under the 1999 and 2004 ECA facilities. The segregated amounts will fluctuate with changes in deposits, maintenance reserves and debt maturities related to the aircraft funded under the facilities. Since March 17, 2009, when the security trustee’s consent became required to finance aircraft purchases under the 2004 ECA facility, we have obtained consent for and financed 24 aircraft under the facility. To the extent the security trustee of the 2004 ECA facility does not allow us to fund future purchases of Airbus aircraft under the facility, we would have to locate other sources of financing to fund these purchases, as described in greater detail above under “Liquidity.”
     During the first quarter of 2010, we entered into agreements to cross-collateralize the 1999 ECA facility with the 2004 ECA facility. As part of such cross-collateralization we (i) guaranteed the obligations under the 2004 ECA facility through our subsidiary established to finance Airbus aircraft under our 1999 ECA facility; (ii) agreed to grant mortgages over certain aircraft financed under the 1999 ECA facility (including aircraft which are not currently subject to a loan under the 1999 ECA facility) and security interests over other collateral related to the aircraft financed under the 1999 ECA facility to secure the guaranty obligation; (iii) accepted a loan-to-value ratio (aggregating the loans and aircraft from the 1999 ECA facility and the 2004 ECA facility) of at least fifty percent in order to release liens (including the cross-collateralization arrangement) on any aircraft financed under the 1999 ECA facility or other assets related to the aircraft; and (iv) agreed to allow proceeds generated from certain disposals of aircraft to be applied to obligations under both the 1999 ECA and 2004 ECA facilities.
     We also agreed to additional restrictive covenants under the 2004 ECA facility, restricting us from (i) paying dividends on our capital stock with the proceeds of asset sales and (ii) selling or transferring aircraft with an aggregate net book value exceeding a certain disposition amount, which is currently approximately $10.8 billion. The disposition amount will be reduced by approximately $91.4 million at the end of each calendar quarter during

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
the effective period. The covenants are in effect from the date of the agreement until December 31, 2012. A breach of these restrictive covenants would result in a termination event of loans funded subsequent to the date of the agreement and would make those loans due in full at the time of such termination event.
     In addition, if a termination event resulting in an acceleration event were to occur under the 1999 or 2004 ECA facility, we would have to segregate lease payments, maintenance reserves and security deposits received after such acceleration event occurred relating to the leases of the aircraft originally financed under the 1999 ECA facility, that are no longer subject to a loan, but for which we have granted mortgages as part of the cross-collateralization.
Loans from AIG Funding
     In March 2009, we entered into two demand note agreements aggregating $1.7 billion with AIG Funding in order to fund our liquidity needs. Interest on the notes was based on LIBOR with a floor of 3.5%. On October 13, 2009, we amended and restated the two demand note agreements, including extending the maturity dates, and entered into a new $2.0 billion credit agreement with AIG Funding. We used the proceeds from the $2.0 billion loan to repay in full our obligations under our $2.0 billion revolving credit facility that matured on October 15, 2009. On December 4, 2009, we borrowed an additional $200 million from AIG Funding to repay maturing debt. The amount was added to the principal balance of the new credit agreement. These loans, aggregating $3.9 billion, mature on September 13, 2013, and are due in full at maturity with no scheduled amortization. The loans initially bore interest at 3-month LIBOR plus a margin of 3.025%, which was subsequently increased to a margin of 6.025%, as discussed below. The funds for the loans were provided to AIG Funding by the FRBNY pursuant to the FRBNY Credit Agreement. In order to receive the FRBNY’s consent to the loans, we entered into guarantee agreements to guarantee the repayment of AIG’s obligations under the FRBNY Credit Agreement up to an amount equal to the aggregate outstanding balance of the loans from AIG Funding.
     These loans (and the related guarantees) are secured by (i) a portfolio of aircraft and all related equipment and leases, with an aggregate average appraised value as of April 26, 2010 of approximately $7.2 billion plus additional temporary collateral with an aggregate average appraised value as of April 26, 2010, of approximately $9.2 billion that will be released upon the perfection of certain security interests, as described below; (ii) any and all collection accounts into which rent, maintenance reserves, security deposits and other amounts owing are paid under the leases of the pledged aircraft; and (iii) the shares or other equity interests of certain subsidiaries of ours that may own or lease the pledged aircraft in the future. In the event the appraised value of the collateral held falls below certain levels, we will be forced either to prepay a portion of the term loans without penalty or premium, or to grant additional collateral.
     We are also required to prepay the loans, without penalty or premium, upon (i) the sale of an aircraft (other than upon the sale or transfer to a co-borrower under the loans) in an amount equal to 75% of the net sale proceeds; (ii) the receipt of any hull insurance, condemnation or other proceeds in respect of any event of loss suffered by a pledged aircraft in an amount equal to 75% of the net proceeds received on account thereof; and (iii) the removal of an aircraft from the collateral pool (other than in connection with the substitution of a non-pool aircraft for such removed aircraft in accordance with the terms of the loans) in an amount equal to 75% of the most recent appraised value of such aircraft. However, in April 2010, we entered into an agreement to sell a portfolio of 53 aircraft, some of which serve as collateral for the loans from AIG Funding, and no prepayment of the loans from AIG Funding is expected to be required in connection with these sales. Instead, the parties have agreed to substitute alternative aircraft for the aircraft being sold. We are also required to repay the loans in full upon the occurrence of a change in control, which is defined in the loan agreements to include AIG ceasing to beneficially own 100% of our equity interests. We may voluntarily prepay the loans in part or in full at any time without penalty or premium.
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
which (i) will allow us to release the temporary collateral of approximately $9.2 billion once we have completed the transfer of all the aircraft pledged as security to special purpose entities and perfected the security interests of all such aircraft for the benefit of AIG Funding and the FRBNY; (ii) required us to add certain aircraft leasing subsidiaries as co-obligors on the loans; and (iii) will require us to transfer pledged aircraft to special purpose entities within a prescribed time period (not less than three months from the date of notice) upon request, at any time by AIG Funding (the “Transfer Mandate”). Pursuant to the temporary waiver and amendment, until all perfection requirements with regard to the pledged aircraft have been satisfied, the interest rate was increased to three-month LIBOR plus a margin of 6.025%, of which 3.0% is permitted to be paid-in-kind and is added to the principal balance of the loans. Additionally, if we do not comply with a Transfer Mandate within the prescribed time period, we will be in default under the loan agreements with AIG Funding and the interest rate may increase to three-month LIBOR with a 2.0% floor plus a margin of 9.025%. As of May 7, 2010, the FRBNY had not presented us with a Transfer Mandate. Within 30 days after our compliance with the perfection requirements for all of the pledged aircraft, including the transfer of all such aircraft to special purpose entities, a pool of aircraft with a 50% loan-to-value ratio will be selected by AIG Funding and the FRBNY from the pledged aircraft, and the additional temporary collateral with an aggregate appraised value of approximately $9.2 billion at April 26, 2010, will be released.
Other Secured Financing Arrangements
     In May 2009, ILFC provided $39.0 million of subordinated financing to a non-restricted subsidiary. The entity used these funds and an additional $106.0 million borrowed from third parties to purchase an aircraft, which it leases to an airline. ILFC acts as servicer of the lease for the entity. The $106.0 million loan has two tranches. The first tranche is $82.0 million, fully amortizes over the lease term, and is non-recourse to ILFC. The second tranche is $24.0 million, partially amortizes over the lease term, and is guaranteed by ILFC. Both tranches of the loan are secured by the aircraft and the lease receivables. Both tranches mature in May 2018 with interest rates based on LIBOR. At March 31, 2010, the interest rates on the $82.0 million and $24.0 million tranches were 3.379% and 5.079%, respectively. The entity entered into two interest rate cap agreements to economically hedge the related LIBOR interest rate risk in excess of 4.00%. At March 31, 2010, $97.9 million was outstanding under the two tranches and the net book value of the aircraft was $140.9 million.
     In June 2009, we borrowed $55.4 million through a non-restricted subsidiary, which owns one aircraft leased to an airline. Half of the original loan amortizes over five years and the remaining $27.7 million is due in 2014. The loan is non-recourse to ILFC and is secured by the aircraft and the lease receivables. The interest rate on the loan is fixed at 6.58%. At March 31, 2010, $51.1 million was outstanding and the net book value of the aircraft was $93.8 million.
     On March 17, 2010, we entered into a $750 million term loan agreement secured by 43 aircraft and all related equipment and leases. The aircraft had an average appraised base market value of approximately $1.3 billion, for an initial loan-to-value ratio of approximately 56%. The loan matures on March 17, 2015 and bears interest at LIBOR plus a margin of 4.75% with a LIBOR floor of 2.0%. The principal of the loan is payable in full at maturity with no scheduled amortization, but we can voluntarily prepay the loan at any time, subject to a 1% prepayment penalty prior to March 17, 2011. On that same date, we entered into an additional term loan agreement of $550 million through a newly formed non-restricted subsidiary. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain non-restricted subsidiaries of ILFC that hold title to 37 aircraft. The aircraft had an average appraised base market value of approximately $969 million, for an initial loan-to-value ratio of approximately 57%. The loan matures on March 17, 2016, and bears interest at LIBOR plus a margin of 5.0% with a LIBOR floor of 2.0%. The principal of the loan is payable in full at maturity with no scheduled amortization. The cash is restricted from use in our operations and becomes available to us as the collateral is transferred to the non-restricted subsidiaries. We can voluntarily prepay the loan at any time subject to a 2% prepayment penalty prior to March 17, 2011, and a 1% prepayment penalty prior to March 17, 2012. Both loans require a loan-to-value ratio of no more than 63%.
Bonds and Medium-Term Notes
     Automatic Shelf Registration: We have an effective automatic shelf registration statement filed with the SEC. We cannot issue notes under the registration statement unless the notes offered thereunder are rated as investment grade securities by at least one nationally recognized rating agency. At March 31, 2010, we had $14.1 billion bonds

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
and MTNs outstanding, issued under previous registration statements, with interest rates ranging from 0.47% to 7.90%.
     Euro Medium-Term Note Programme: We have a $7.0 billion Euro Medium-Term Note Programme under which we have $1.9 billion of Euro denominated notes outstanding. The notes mature through 2011 and bear interest based on Euribor with spreads ranging from 0.375% to 0.450%. We have hedged the notes into U.S. dollars and fixed interest rates ranging from 4.615% to 5.367%. The programme is perpetual and the principal amount of a bond becomes available for new issuances at maturity.
     Other Senior Notes: On March 22, 2010, we issued $1.0 billion aggregate principal amount of 8.625% senior notes due September 15, 2015, and $1.0 billion aggregate principal amount of 8.750% senior notes due March 15, 2017, pursuant to an indenture dated as of March 22, 2010. The aggregate net proceeds from the issuances were approximately $1.928 billion after deducting initial purchasers’ discounts and estimated offering expenses. Both issuances are due in full on their maturity dates. The notes are not subject to redemption prior to their stated maturity and there are no sinking fund requirements. In connection with the note issuances, we entered into a registration rights agreement obligating us to, among other things, complete a registered exchange offer to exchange the notes of each series for new registered notes of such series with substantially identical terms.
     On April 6, 2010, we issued an additional $250 million of the 8.625% senior notes due September 15, 2015, and an additional $500 million of the 8.750% senior notes due March 15, 2017, under the same indenture mentioned above. These notes have the same terms as the notes issued on March 22, 2010, except the issue date and purchase price, and are subject to a registration rights agreement with substantially identical terms as the registration rights agreement entered into in connection with the initial offering of notes.
     The indenture contains customary covenants that, among other things, restrict our, and our restricted subsidiaries’, ability to (i) incur liens on assets; (ii) declare or pay dividends or acquire or retire shares of our capital stock during certain events of default; (iii) designate restricted subsidiaries as non-restricted subsidiaries or designate non-restricted subsidiaries; (iv) make investments in or transfer assets to non-restricted subsidiaries; and (v) consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets.
Bank Credit Facilities
     Revolving Credit Facilities: At March 31, 2010, we were a party to two unsecured revolving credit facilities entered into with an original group of 35 banks for an aggregate amount of $4.5 billion, consisting of a $2.0 billion facility that expires in October 2010 and a $2.5 billion facility that was scheduled to expire in October 2011. These revolving credit facilities provide for interest rates that vary according to the pricing option selected at the time of borrowing. Pricing options include a base rate, a rate ranging from 0.25% over LIBOR to 0.65% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The credit facilities are subject to facility fees, currently 0.2% of amounts available. We are currently paying the maximum fees under the facilities. The fees are based on our current credit ratings and may decrease in the event of an upgrade to our ratings. As of March 31, 2010, the maximum amount available of $4.5 billion under our revolving credit facilities was outstanding and interest was accruing on each of the outstanding loans at 0.90%.
     On April 16, 2010, we amended our revolving credit facilities, subject to the completion of certain collateralization requirements. The amendments include extending $2.155 billion of the $2.5 billion outstanding under our revolving credit agreement with an original maturity date of October 2011 for twelve months and securing the extended loans with aircraft. The extended loans bear interest of LIBOR plus a margin of 2.15%. We also increased the amount of liens we are permitted to incur in connection with secured indebtedness to 35% of our Consolidated Tangible Net Assets, as defined by the debt agreements, subject to certain prepayment requirements. See Note L of Notes to Condensed, Consolidated Financial Statements.
     Term Loans: From time to time, we enter into funded bank financing arrangements. As of March 31, 2010, approximately $534 million was outstanding under these term loan agreements, with varying maturities through February 2012. The interest rates are based on LIBOR with spreads ranging from 0.3% to 0.4%. At March 31, 2010, the interest rates ranged from 0.56% to 0.65%. In April 2010, we prepaid $410 million of these term loans with

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
original maturity dates in 2011 and 2012. We also amended two of the term loan agreements to permit the incurrence of additional liens in connection with secured indebtedness, subject to certain prepayment requirements. See Note L of Notes to Condensed, Consolidated Financial Statements.
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
Commercial Paper and Other Short-Term Debt
     Commercial Paper: We have a $6.0 billion Commercial Paper Program and we had access to the FRBNY CPFF until January 2009. As previously discussed under “Liquidity,” due to our current short-term debt ratings it is presently economically unattractive to issue new commercial paper and we cannot determine when we may issue commercial paper again. At March 31, 2010, we have no commercial paper outstanding.
Derivatives
     We employ derivative products to manage our exposure to interest rates risks and foreign currency risks. We enter into derivative transactions only to economically hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements, foreign currency swap agreements and interest rate cap agreements. At March 31, 2010, all our interest rate swap and foreign currency swap agreements were designated as and accounted for as cash flow hedges and we had not designated our interest rate cap agreements as hedges.
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
     The counterparty to our interest rate swaps and foreign currency swaps is AIGFP, a non-subsidiary affiliate. The swap agreements are subject to a bilateral security agreement and a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. Failure of the counterparty to perform under the derivative contracts would have a material impact on our results of operations and cash flows. The counterparty to our interest rate cap agreements is an independent third party with whom we do not have a master netting agreement. The net fair value of our derivatives was decreased by adjustments related to our counterparties’ credit risks and liquidity risks aggregating $2.1 million and $24.2 million at March 31, 2010 and December 31, 2009, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Credit Ratings
     The following table summarizes our current ratings by Fitch, Moody’s and S&P, the nationally recognized rating agencies:
Unsecured Debt Ratings

Rating Agency	Long-term Debt	Corporate Rating	Credit Watch/Review	Date of Last Ratings Action
Fitch	BB	BB	Evolving	April 30, 2010
Moody’s	B1	Not Rated	Negative	December 18, 2009
S&P	BB+	BBB-	Negative	January 25, 2010
Secured Debt Ratings

	$750 Million	$550 Million
Rating Agency	Term Loan	Term Loan
Fitch	BBB-	BB
Moody’s	Ba2	Ba3
S&P	BBB	BBB-
     These credit ratings are the current opinions of the rating agencies. As such, they may be changed, suspended or withdrawn at any time by the rating agencies as a result of various circumstances including changes in, or unavailability of, information.
     Our current long-term debt ratings impose the following restrictions under our 1999 and 2004 ECA facilities: (i) we need written consent from the security trustee before we can fund Airbus aircraft purchases under our 2004 ECA facility; (ii) we must segregate all security deposits, maintenance reserves and rental payments related to the aircraft financed under our 1999 and 2004 ECA facilities into separate accounts controlled by the security trustees (segregated rental payments are used to make scheduled principal and interest payments on the outstanding debt); and (iii) we must file individual mortgages on the aircraft funded under the facility in the local jurisdictions in which the respective aircraft is registered.
     While a ratings downgrade does not result in a default under any of our debt agreements, it would adversely affect our ability to issue unsecured debt, obtain new financing arrangements or renew existing arrangements, and would increase the cost of such financing arrangements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     The following table summarizes our contractual obligations at March 31, 2010:
Existing Commitments

	Commitments Due by Fiscal Year
	Total	2010	2011		2012	2013	2014	Thereafter
	(Dollars in thousands)
Bonds and medium-term notes	$18,042,803	$3,499,100	$4,379,226		$3,571,099	$3,541,575	$1,041,246	$2,010,557
Bank Revolving Credit Facilities	4,500,000	2,000,000	2,500,000	(i)	—	—	—	—
Unsecured Bank Term Loans	533,500	48,500	335,000		150,000	—	—	—
ECA Financings	3,020,897	372,567	442,763		413,715	413,715	408,618	969,519
Other Secured Financings	1,448,967	9,787	13,901		14,878	15,963	36,716	1,357,722
Loans from AIG Funding	3,938,487	—	—		—	3,938,487	—	—
Subordinated Debt	1,000,000	—	—		—	—	—	1,000,000
Interest Payments on Debt Outstanding (a)(b)(c)	8,306,880	1,271,841	1,307,945		1,017,462	758,886	418,270	3,532,476
Operating Leases (d)(e)	68,453	8,665	11,968		12,448	12,947	13,362	9,063
Pension Obligations (f)	8,483	1,268	1,319		1,370	1,431	1,512	1,583
Purchase Commitments	13,744,800	242,700	247,600		639,400	1,103,000	1,822,700	9,689,400

Total	$54,613,270	$7,454,428	$9,239,722		$5,820,372	$9,786,004	$3,742,424	$18,570,322

Contingent Commitments

	Contingency Expiration by Fiscal Year
	Total	2010	2011	2012	2013	2014	Thereafter
	(Dollars in thousands)
AVGs (g)	$555,526	$—	$27,841	$78,950	$96,003	$40,118	$312,614

Total (h)	$555,526	$—	$27,841	$78,950	$96,003	$40,118	$312,614

(a)	Includes interest on loans from AIG Funding.

(b)	Future interest payments on floating rate debt are estimated using floating interest rates in effect at March 31, 2010.

(c)	Includes the effect of interest rate and foreign currency derivative instruments.

(d)	Excludes fully defeased aircraft sale-lease back transactions.

(e)	Minimum rentals have not been reduced by minimum sublease rentals of $7.6 million receivable in the future under non-cancellable subleases.

(f)	Our pension obligations are part of intercompany expenses, which AIG allocates to us on an annual basis. The amount is an estimate of such allocation. The column “2010” consists of total estimated allocations for 2010 and the column “Thereafter” consists of the 2015 estimated allocation. The amount allocated has not been material to date.

(g)	From time to time, we participate with airlines, banks and other financial institutions in the financing of aircraft by providing asset guarantees, put options or loan guarantees collateralized by aircraft. As a result, should we be called upon to fulfill our obligations, we would have recourse to the value of the underlying aircraft.

(h)	Excluded from total contingent commitments are $178.2 million of uncertain tax liabilities. The future cash flows to these liabilities are uncertain and we are unable to make reasonable estimates of the outflows.

(i)	Subsequent to March 31, 2010, the maturity date for approximately $2.16 billion of the facility due October 2011 was extended to October 2012, subject to satisfaction of certain collateralization milestones.

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
Results of Operations
Three Months Ended March 31, 2010 Versus 2009
     We reported a net loss of approximately $62.9 million for the three months ended March 31, 2010, due to impairment and lease related charges recorded on aircraft that we have contracted to sell. To generate liquidity to repay maturing obligations, on April 13, 2010, we entered into an agreement to sell a portfolio of 53 aircraft. We recorded impairment losses aggregating $319.1 million and lease related charges of $69.8 million related to the portfolio during the three months ended March 31, 2010. Additionally, as of March 31, 2010, we were party to negotiations to sell two 747-300s manufactured in 1988. Due to current market conditions, we recorded impairment losses aggregating $32.2 million and lease related expenses of $14.2 million related to the two aircraft during the three months ended March 31, 2010. The charges are included in Flight equipment marketing on our Condensed, Consolidated Statement of Income for the period ended March 31, 2010. In addition, charges related to derivatives increased by $38.0 million for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to a loss recognized on a derivative position that matured during the three months ended March 31, 2010, and higher ineffectiveness on derivatives designated as cash flow hedges. Excluding the losses related to aircraft sales, our income before the effect of income taxes for the first quarter of 2010 would have been $336.7 million, an increase of approximately $21.8 million compared to the same period last year, primarily due to a larger fleet and lower administrative expenses.
     Revenues from rentals of flight equipment increased 5.0% to $1,324.8 million for the three months ended March 31, 2010, from $1,261.4 million for the same period in 2009. The number of aircraft in our fleet increased to 993 at March 31, 2010, compared to 972 at March 31, 2009. Revenues from rentals of flight equipment increased by (i) $64.0 million due to the addition of new aircraft to our fleet after March 31, 2009, and aircraft in our fleet as of March 31, 2009, that earned revenue for a greater number of days during the three-month period ended March 31, 2010, than during the same period in 2009 and (ii) $21.9 million due to an increase in the number of leases containing overhaul provisions and an increase in the aggregate hours flown on which we collect overhaul revenue. These revenue increases were partially offset by (i) an $8.9 million decrease due to lower lease rates on aircraft in our fleet during both periods, that were re-leased or had lease rates change between the two periods; (ii) a $9.7 million decrease due to lost revenue relating to aircraft in transition between lessees primarily resulting from repossessions of aircraft; and (iii) a $3.9 million decrease related to aircraft in service during the three months ended March 31, 2009, and sold prior to March 31, 2010.
     Three aircraft in our fleet were not subject to a signed lease agreement or a signed letter of intent at March 31, 2010, two of which were subsequently leased.
     In addition to our leasing operations, we engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment and other marketing services on a principal and commission basis. We incurred a loss of $436.2 million from flight equipment marketing for the three months ended March 31, 2010, compared to a $6.1 million loss for the same period in 2009. To generate liquidity to repay maturing obligations, on April 13, 2010, we entered into an agreement to sell a portfolio of 53 aircraft. We recorded impairment losses aggregating $319.1 million and lease related charges of $69.8 million related to the portfolio during the three months ended March 31, 2010. Additionally, as of March 31, 2010, we were party to negotiations to sell two 747-300s manufactured in 1988. Due to current market conditions, we recorded impairment losses aggregating $32.2 million and lease related expenses of $14.2 million related to the two aircraft during the three months ended March 31, 2010. See Note L of Notes to Condensed, Consolidated Financial Statements. During the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
three months ended March 31, 2009, we recorded an impairment charge of $7.5 million on an aircraft that was reclassed to held-for sale, and which we subsequently sold.
     Interest and other revenue decreased to $13.0 million for the three months ended March 31, 2010, compared to $15.3 million for the same period in 2009 due to (i) a $3.7 million decrease in revenues from VIEs, which we consolidated into our 2009 income statement and deconsolidated January 1, 2010, as a result of our adoption of new accounting guidance; and (ii) a $1.0 million decrease in interest revenues, principally due to a decrease in interest rates. The decreases were offset by a $2.4 million increase in forfeitures of security deposits due to lessees’ non-performance under leases.
     Interest expense decreased to $334.9 million for the three months ended March 31, 2010, compared to $355.4 million for the same period in 2009 due to a decrease in average debt outstanding (excluding the effect of debt discount and foreign exchange adjustments) to $31.1 billion during the three months ended March 31, 2010, compared to $32.2 billion during the same period in 2009.
     Our composite borrowing rates in the first quarters of 2010 and 2009, which include the effect of derivatives, were as follows:

			Increase
	2010	2009	(Decrease)
Beginning of Quarter	4.35%	4.51%	(0.16)%
End of Quarter	4.69%	4.37%	0.32%
Average	4.52%	4.44%	0.08%
     We recorded charges aggregating $40.1 million and $2.1 million related to derivatives for the three months ended March 31, 2010 and 2009, respectively. The charges primarily consisted of losses on matured swaps aggregating $15.4 million and ineffectiveness on derivatives designated as cash flow hedges and mark on economic hedges aggregating $24.4 million for the three months ended March 31, 2010. For the same period in 2009, we recorded $2.1 million primarily due to ineffectiveness charges. (See Note F of Notes to Condensed, Consolidated Financial Statements.)
     Depreciation of flight equipment increased 3.8% to $490.2 million for the three months ended March 31, 2010, compared to $472.1 million for the same period in 2009 due to the addition of new aircraft to our leased fleet, which increased the total cost of the fleet.
     Provision for overhauls increased to $94.9 million for the three months ended March 31, 2010, compared to $69.3 million for the same period in 2009 due to (i) an increase in the number of leases with overhaul provisions; (ii) an increase in the aggregate number of hours flown; and (iii) an increase in the estimated future reimbursements. We collect overhaul revenue on the aggregate number of hours flown and an increase in hours flown result in an increase in the estimated future reimbursements.
     Flight equipment rent expense relates to two sale-leaseback transactions.
     Selling, general and administrative expenses decreased to $35.6 million for the three months ended March 31, 2010, compared to $52.2 million for the same period in 2009 due to (i) a $12.4 million decrease in Salaries and employee related expenses and (ii) a $5.1 million decrease in operating expenses related to our leased fleet. The decreases were offset by minor increases aggregating $0.9 million.
     Our effective tax rate for the quarter ended March 31, 2010, increased slightly to 36.2% from 35.6% for the same period in 2009. Our effective tax rate continues to be impacted by minor permanent items and interest accrued

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
on uncertain tax positions and prior period audit adjustments. Our reserve for uncertain tax positions increased by $12.4 million for the three-month period ended March 31, 2010, due to the continued uncertainty of tax benefits related to the Foreign Sales Corporation and Extraterritorial Income regimes, the benefits of which, if realized, would have a significant impact on our effective tax rate.
     Other comprehensive income was $49.6 million for the three months ended March 31, 2010, compared to a loss of $18.1 million for the same period in 2009. This change was primarily due to changes in the market value on derivatives qualifying for and designated as cash flow hedges, which includes other comprehensive income of $22.0 million and $2.2 million relating to CVA and MVA for the three-month periods ended March 31, 2010 and 2009, respectively.

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
     We calculate the VaR with respect to the net fair value by using historical scenarios. This methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical information for interest rates and foreign exchange rates were used to construct the historical scenarios at March 31, 2010, and December 31, 2009. For each scenario, each financial instrument is re-priced. Scenario values for us are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum adverse deviation in net fair value incurred under these scenarios over a one-month period with 95% confidence (i.e. only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period is assumed in computing the VaR figure. The table below presents the average, high and low VaRs on a combined basis and of each component of market risk for us for the periods ended March 31, 2010 and December 31, 2009. Total VaR for ILFC increased from the fourth quarter of 2009 to the first quarter of 2010 due to an increase in interest rates and an increase in volatility of interest rates.

	ILFC Market Risk
	At			At
	March 31, 2010			December 31, 2009
	(Dollars in millions)
	Average	High	Low	Average	High	Low
Combined	$59.4	$106.1	$35.9	$46.5	$80.0	$35.9
Interest Rate	59.4	106.1	36.2	46.6	80.0	36.2
Currency	0.2	0.5	—	0.3	0.7	0.1

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
     We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934 as of March 31, 2010. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2010.
(B) Changes in Internal Control Over Financial Reporting
     There has been a change in our Certifying Officers due to the retirements of our Chief Executive Officer, Steven F. Udvar-Hazy, on February 5, 2010 and our Acting Chief Executive Officer, President and Chief Operating Officer, John L. Plueger, on March 26, 2010. Alan H. Lund, formerly our Vice Chairman and Chief Financial Officer, has been named interim President and Chief Executive Officer and is signing this Form 10-Q as the Principal Executive Officer. Frederick S. Cromer, formerly our Senior Vice President – Finance, has been named Chief Financial Officer and will sign this Form 10-Q as the Principal Financial Officer.
     Other than the changes discussed in the previous paragraph, there have been no changes in our internal control over financial reporting during the three months ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Flash Airlines: We are named in lawsuits in connection with the January 3, 2004, crash of our Boeing 737-300 aircraft on lease to Flash Airlines, an Egyptian carrier. These lawsuits were filed by the families of victims on the flight and seek unspecified damages for wrongful death, costs and fees. The initial lawsuit was filed in May 2004 in California, and subsequent lawsuits were filed in California and Arkansas. All cases filed in the U.S. were dismissed on the grounds of forum non conveniens and transferred to the French Tribunal de Grande Instance civil court in either Bobigny or Paris. The Bobigny plaintiffs challenged French jurisdiction, whereupon the French civil court decided to retain jurisdiction, on appeal the Paris Court of Appeal reversed, and on appeal the French Cour de Cassation elected to defer its decision pending a trial on the merits. We believe we are adequately covered in these cases by the liability insurance policies carried by Flash Airlines and we have substantial defenses to these actions. We do not believe that the outcome of these lawsuits will have a material effect on our consolidated financial condition, results of operations or cash flows.
     Krasnoyarsk Airlines: We leased a 757-200ER aircraft to a Russian airline, KrasAir, which is now the subject of a Russian bankruptcy-like proceeding. The aircraft lease was assigned to another Russian carrier, Air Company “Atlant-Soyuz” Incorporated, which defaulted under the lease. We believe that the aircraft was seized by the Russian customs authorities in the fourth quarter of 2008 on the basis of certain alleged violations of the Russian customs code by KrasAir. In the second quarter of 2009, another Russian airline signed a lease for the aircraft. The aircraft had a net book value of $28.3 million at March 31, 2010. We are currently engaged in simultaneous litigation and negotiations with the applicable Russian customs authorities seeking a resolution of all customs-related issues. We cannot predict what the outcome of this matter will be, but we do not believe that it will be material to our consolidated financial position, results of operations or cash flows.
     Estate of Volare Airlines: In November 2004, Volare, an Italian airline, filed for bankruptcy in Italy. Prior to Volare’s bankruptcy, we leased to Volare through wholly-owned subsidiaries two A320-200 aircraft and four A330-200 aircraft. In addition, we managed the lease to Volare by an entity that is a related party to us of one A330-200 aircraft. In October 2009, the Volare bankruptcy receiver filed a claim in an Italian court in the amount of €29.6 million against us and our related party for the return to the Volare estate of all payments made by it to us and our related party in the year prior to Volare’s bankruptcy filing. We have engaged Italian counsel to represent us and intend to defend this matter vigorously. We cannot predict the outcome of this matter, but we do not believe that it will be material to our consolidated financial position, results of operations or cash flows.
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
Capital Structure Risk
     The aircraft leasing business is capital intensive and we have a substantial amount of indebtedness, which requires significant interest and principal payments. As of March 31, 2010, we had approximately $32.4 billion in principal amount of indebtedness outstanding.

PART II. OTHER INFORMATION (CONTINUED)
     Our substantial level of indebtedness could have important consequences to holders of our debt, including the following:
•	making it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing funds available for other purposes, including acquiring new aircraft and exploring business opportunities;

•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our flexibility in planning for, or reacting to, changes in our business and industry; and

•	limiting our ability to borrow additional funds or refinance our existing indebtedness.
Liquidity Risk
     We will require a significant amount of cash to service our indebtedness and make planned capital expenditures and we may not have adequate capital resources to meet our obligations as they become due.
     We have generally financed our aircraft purchases through available cash balances, internally generated funds and debt financings. During 2009, we were unable to issue commercial paper or unsecured debt and relied primarily on loans from AIG Funding, an affiliate of our parent, to fulfill our liquidity needs. The loans are secured by a portfolio of aircraft and other assets related to the pledged aircraft. In the first quarter of 2010 we regained access to debt markets, to which we had limited access throughout 2009. We issued secured and unsecured debt aggregating $3.5 billion to support our liquidity needs in excess of our operating cash flows. The $3.5 billion included borrowing $174 million under our 2004 ECA facility to re-finance five Airbus aircraft purchased in 2009, entering into new secured financing transactions aggregating $1.3 billion and issuing $2.0 billion aggregate principal amount of unsecured senior notes in a private placement. $550 million of the $1.3 billion secured financings was restricted from use in our operations at March 31, 2010, and becomes available to us as we transfer collateral to certain subsidiaries we created to hold the aircraft serving as collateral. In April 2010, we issued additional unsecured notes aggregating $750 million under the same indenture as the private placement mentioned above.
     We cannot issue notes under our existing automatic shelf registration statement unless the notes offered thereunder are rated as investment grade securities by at least one nationally recognized rating agency, and at March 31, 2010, the maximum amount available under our revolving credit facilities was outstanding. At March 31, 2010, we had approximately $4.1 billion of cash and cash equivalents, $350 million of which was restricted under our ECA facilities and $550 million of which becomes available to us as we transfer collateral, as described above. See Note D of Notes to Condensed Consolidated Financial Statements.
     Under our existing public debt indentures and bank loans, as of March 31, 2010, we and our subsidiaries were restricted from incurring secured indebtedness in excess of 12.5% of consolidated net tangible assets, as defined in our debt agreements, and at March 31, 2010, we had minimal capacity available under that limit, which was approximately $5 billion. Under our indentures we may, subject to receipt of any required consents under the FRBNY Credit Agreement and our bank facilities and term loans, be able to obtain secured financings without regard to the 12.5% consolidated net tangible asset limit referred to above (but subject to certain other limitations) by doing so through subsidiaries that qualify as non-restricted under our public debt indentures. In April 2010, subject to the completion of certain collateralization requirements, we amended our bank facilities to increase our capacity to enter into secured financings up to 35% of consolidated net tangible assets, as defined in the debt agreements, currently approximately $15 billion, provided that we must use the proceeds from certain additional secured indebtedness to prepay the obligations under our revolving credit facility due 2010 and one of our term loans maturing in 2010.

PART II. OTHER INFORMATION (CONTINUED)
     In April 2010, we contracted to sell 53 aircraft and were party to negotiations to sell an additional two 747-300s. Proceeds from the sales will aggregate approximately $2.0 billion. The proceeds are receivable upon the completion of each individual sale, and we expect the sales to be consummated during the remainder of 2010. We recorded impairment losses aggregating approximately $351 million and lease related charges of approximately $84 million related to the aircraft during the three months ended March 31, 2010.
     We are currently pursuing additional potential aircraft sales, which could aggregate up to an additional $1.5 billion in proceeds. We have presented proposed portfolios to potential buyers and have received some bids that we are currently evaluating. In evaluating the bids we are balancing the need for funds with the long-term value of holding aircraft and long-term prospects for us. Significant uncertainties exist as to the aircraft comprising any actual sale portfolio, the sale price of any such portfolio, and whether we could reach an agreement with terms acceptable to all parties. Furthermore, if an agreement is reached, the transaction would have to be approved by the FRBNY. Therefore, we cannot predict whether an additional sale of aircraft will occur. Because the current market for aircraft is depressed due to the economic downturn and limited availability of buyer financing, a sale would likely result in a realized loss. Based on the range of potential aircraft portfolio sales currently being explored, the potential for impairment or realized loss could be material to the results of operations for an individual period. The amount of potential loss would be dependent upon the specific aircraft sold, the sale price, the sale date and any other sale contingencies.
     We have five new Airbus aircraft scheduled to be delivered during the second quarter of 2010. At March 31, 2010, we had approximately $500 million available to us under our 2004 ECA facility for the financing of those aircraft, provided we can obtain the written approval from the security trustee of the facility, as required with our current long-term debt ratings. To the extent the security trustee of the 2004 ECA facility does not allow us to fund future purchases of Airbus aircraft under that facility, we would have to fund these purchases through existing cash balances or from proceeds received from aircraft sales.
     There is no guarantee that we will continue to have access to the secured or unsecured debt markets in the future or that we will be able to sell additional aircraft. We believe that our cash on hand, cash flows generated from operations, which include aircraft sales, together with the cash generated from the above-mentioned financing arrangements are sufficient for us to operate our business and repay our maturing debt obligations for the next twelve months. If we are unable to raise sufficient cash from these strategies, we may be unable to meet our debt obligations as they become due. Further, we may not be able to meet our aircraft purchase commitments as they become due, which could expose us to breach of contract claims by our lessees and manufacturers.
Borrowing Risks
     Credit Ratings Downgrade Risk – Our ability to access debt markets and other financing sources is, in part, dependent on our credit ratings. In addition to affecting the availability of financing, credit ratings also directly impact our cost of financing. Since September 2008, we have experienced multiple downgrades in our credit ratings by the three major nationally recognized statistical rating organizations. These credit rating downgrades, combined with externally generated volatility, have limited our ability to access debt markets and resulted in unattractive funding costs.
     Additionally, our current long-term debt ratings impose the following restrictions under the 1999 and 2004 ECA facilities: (i) we must receive written consent from the security trustee before we can fund Airbus aircraft deliveries under the 2004 ECA facility; (ii) we must segregate all security deposits, maintenance reserves and rental payments received under the leases of the aircraft financed under the 1999 and 2004 ECA facilities into separate accounts controlled by the security trustees (segregated rental payments are used to make scheduled principal and interest payments on the outstanding debt); and (iii) we must file individual mortgages on the aircraft funded under the 1999 and 2004 ECA facilities in the local jurisdictions in which the respective lessees operate. At March 31, 2010, we had segregated security deposits, maintenance reserves and rental payments aggregating approximately $350 million related to aircraft funded under the 1999 and 2004 ECA facilities.

PART II. OTHER INFORMATION (CONTINUED)
     Further ratings downgrades could increase our borrowing costs and further limit our access to the unsecured debt markets.
     Interest Rate Risk – We are impacted by fluctuations in interest rates. Our lease rates are generally fixed over the life of the lease. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. We manage the interest rate volatility and uncertainty by maintaining a balance between fixed and floating rate debt, through derivative instruments and through matching debt maturities with lease maturities.
     The interest rates that we obtain on our debt financing are a result of several components, including credit spreads, swap spreads, duration and new issue premiums. These are all in addition to the underlying Treasury or LIBOR rates, as applicable. Volatility in our perceived risk of default, our parent’s risk of default or in a market sector’s risk of default all have an impact on our cost of funds. A one percent increase in our composite interest rate at March 31, 2010, would have increased our interest expense by approximately $300 million annually, which would put downward pressure on our operating margins.
Restrictive Covenants on Our Operations
     The agreements governing certain of our indebtedness contain covenants that restrict, among other things, our ability to:
•	incur debt;

•	encumber our assets;

•	dispose of certain assets;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into sale-leaseback transactions;

•	make equity or debt investments in other parties;

•	enter into transactions with affiliates;

•	make capital expenditures;

•	designate our subsidiaries as unrestricted subsidiaries; and

•	pay dividends and distributions.
     These covenants may affect our ability to operate and finance our business as we deem appropriate.
Relationship with AIG
     AIG as Our Parent Company – We are an indirect wholly-owned subsidiary of AIG. Although neither AIG nor any of its subsidiaries is a co-obligor or guarantor of our debt securities, circumstances affecting AIG have an impact on us and we can give no assurance how further changes in circumstances related to AIG may impact us.
     AIG as Our Counterparty of Derivatives – AIGFP, a wholly-owned subsidiary of AIG with an explicit guarantee from AIG, is the counterparty of all our interest rate swaps and foreign currency swaps. If our counterparty is unable to meet its obligations under the derivative contracts, it would have a material impact on our financial results and cash flows.
     AIG Going Concern Consideration – In connection with the preparation of its quarterly report on Form 10-Q for the quarter ended March 31, 2010, AIG management assessed whether AIG has the ability to continue as a going

PART II. OTHER INFORMATION (CONTINUED)
concern. Based on the U.S. government’s continuing commitment, the recently completed transactions with the FRBNY, AIG management’s plans to stabilize its businesses and dispose of certain of its assets and other factors discussed in AIG’s Form 10-Q, and after consideration of the risks and uncertainties to such plans, AIG management indicated in the AIG quarterly report on Form 10-Q for the period ended March 31, 2010, that it believes that it will have adequate liquidity to finance and operate its businesses, execute its asset disposition plan, and repay its obligations for at least the next twelve months. It is possible that the actual outcome of one or more of AIG management’s plans could be materially different, or that one or more of AIG management’s significant judgments or estimates about the potential effects of these risks and uncertainties could prove to be materially incorrect, or that the transactions with the FRBNY discussed in AIG’s Form 10-Q fail to achieve their desired objectives. If one or more of these possible outcomes is realized and financing is not available, AIG may need additional U.S. government support to meet its obligations as they come due. If AIG is not able to continue as a going concern it will have a significant impact on our operations, including limiting our ability to issue new debt.
Key Personnel Risk
     Our senior management’s reputation and relationships with lessees and sellers of aircraft are a critical element of our business. The reduction of AIG’s common stock price has dramatically reduced the value of equity awards previously made to our key employees. Furthermore, the American Recovery and Reinvestment Act of 2009 imposed restrictions on bonus and other incentive compensation payable to certain AIG employees. Presently, we have one employee, our interim Chief Executive Officer, who is subject to these restrictions. Historically we have embraced a pay-for-performance philosophy. Based on the limitations placed on incentive compensation, it is unclear whether, for the foreseeable future, we will be able to create a compensation structure that permits us to retain and motivate our most highly compensated employees and other high performing employees who may become subject to the limitations. We also stand the risk of our key employees exploring other career opportunities. On February 5, 2010, Steven F. Udvar-Hazy retired as a director and our Chief Executive Officer, and John L. Plueger, our President and Chief Operating Officer, was named Acting Chief Executive Officer. On March 26, 2010, Mr. Plueger retired as our director, acting Chief Executive Officer, President and Chief Operating Officer. Alan H. Lund, previously our Vice Chairman and Chief Financial Officer, has been named the interim President and Chief Executive Officer while AIG conducts a search for a permanent successor. In addition, Frederick S. Cromer, previously our Senior Vice President—Finance, succeeded Mr. Lund as our Chief Financial Officer; Philip Scruggs, formerly Senior Vice President, was promoted to Chief Marketing Officer; and Brian M. Monkarsh, formerly Vice President and Corporate Counsel, was promoted to Senior Vice President and Assistant General Counsel. Julie I. Sackman, our Executive Vice President, General Counsel and Secretary, retired effective May 1, 2010. Effective that same day, Brian M. Monkarsh succeeded Ms. Sackman as General Counsel and Secretary. The significant restrictions and limitations on compensation imposed on us may adversely affect our ability to attract new talent and to retain and motivate our existing highest performing employees. If we are unable to retain and motivate our key employees, it could negatively impact our ability to conduct business.

PART II. OTHER INFORMATION (CONTINUED)
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
     European air space was recently closed to air traffic for approximately six days as a result of an eruption of an Icelandic volcano. The International Air Transport Association has estimated lost revenue for the airline industry in excess of $1.7 billion during this period. As a result, we may experience lower lease revenues based on usage during that period from lessees that were subject to the air space restrictions.
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

PART II. OTHER INFORMATION (CONTINUED)
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
Aircraft Related Risks
     Residual Value – We bear the risk of re-leasing or selling the aircraft in our fleet that are subject to operating leases at the end of their lease terms. Operating leases bear a greater risk of realizations of residual values, because only a portion of the equipment’s value is covered by contractual cash flows at lease inception. In addition to factors linked to the aviation industry in general, other factors that may affect the value and lease rates of our aircraft include (i) maintenance and operating history of the airframe and engines; (ii) the number of operators using the particular type of aircraft; and (iii) aircraft age. If both demand for aircraft and market lease rates decrease and the conditions continue for an extended period, they could affect the market value of aircraft in our fleet and may result in impairment charges. See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Flight Equipment” in our Annual Report on Form 10-K for the year ended December 31, 2009. Further, deterioration of aircraft values may create losses related to our aircraft asset value guarantees.
     Obsolescence Risk – Aircraft are long-lived assets requiring long lead times to develop and manufacture. As a result, aircraft of a particular model and type tend to become obsolete and less in demand over time, when newer more advanced and efficient aircraft are manufactured. This life cycle, however, can be shortened by world events, government regulation or customer preferences. As aircraft in our fleet approach obsolescence, demand for that particular model and type will decrease. This may result in declining lease rates, impairment charges or losses related to aircraft asset value guarantees.
     Greenhouse Gas Emissions Risk – Aircraft emissions of greenhouse gases vary with aircraft type and age. In response to climate change, if any, worldwide government bodies may impose future restrictions or financial penalties on operations of aircraft with high emissions. It is unclear what effect, if any, such regulations will have on our operations.

PART II. OTHER INFORMATION (CONTINUED)
Other Risks
     Foreign Currency Risk – We are exposed to foreign currency risk through the issuance of debt denominated in foreign currencies and through leases negotiated in Euros. We reduce the foreign currency risk by negotiating the majority of our leases in U.S. dollars and by hedging all the foreign currency denominated debt through derivative instruments. If the Euro exchange rate to the U.S. dollar deteriorates, we will record less lease revenue on lease payments received in Euros.
     Accounting Pronouncements – A joint committee of the U.S. Financial Accounting Standards Board, or FASB, and the International Accounting Standards Board is developing a new standard for lease accounting. In March 2009, both Boards released separate Discussion Papers for which the comment period closed in July 2009. The Boards have continued to discuss and modify their views on the issues presented in the Discussion Papers. The current view is to have lessees record a “right to use” asset and a lease obligation on their statement of financial position based upon the discounted lease payments, as defined. Lessors would record lease receivables and a performance obligation liability on their statement of financial position also based on the discounted lease payments, as defined. Lessor revenue would be modified to contain an interest income component as well as lease revenue. These views continued to be discussed and modified and are subject to further change as the Boards continue to deliberate. The Boards intend to issue an Exposure Draft of the proposed standard in the second quarter of 2010 and have a final standard promulgated by the first half of 2011. At present management is unable to assess the effects of adopting the new standard.
ITEM 5. OTHER INFORMATION
a)	During the three months ended March 31, 2010, changes were made to our board of directors. As of the date of this quarterly report, our directors are as follows:

Name	Title
Douglas M. Steenland	Chairman
Alan H. Lund	Vice Chairman, President and Interim Chief Executive Officer
Leslie L. Gonda	Chairman of the Executive Committee and Director
William N. Dooley	Director
Robert A. Gender	Director
Louis L. Gonda	Director
David L. Herzog	Director
Alain Karaoglan	Director
Alan M. Pryor	Director

PART II. OTHER INFORMATION (CONTINUED)
ITEM 6. EXHIBITS
a)	Exhibits
3.1	Restated Articles of Incorporation of the Company (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008, and incorporated herein by reference).

3.2	Amended and Restated By-laws of the Company, as adopted on September 22, 2009 (filed as an exhibit to Form 10-Q/A for the quarter ended September 30, 2009, and incorporated herein by reference).

4.1	Indenture, dated March 22, 2010, among the Company, Wilmington Trust FSB, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authentication agent (filed as an exhibit to the Form 8-K filed on March 24, 2010, and incorporated herein by reference).

4.2	Registration Rights Agreement, dated March 22, 2010, among the Company and Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and UBS Securities LLC, as representatives of the initial purchasers (filed as an exhibit to the Form 8-K filed on March 24, 2010, and incorporated herein by reference).

4.3	Registration Rights Agreement, dated as of April 6, 2010, among the Company and Banc of America Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J. P. Morgan Securities Inc. and UBS Securities LLC, as representatives of the initial purchasers (filed as an exhibit to the Form 8-K filed on April 6, 2010, and incorporated herein by reference).

4.4	The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.

10.1	Side Letter Agreement, dated as of February 27, 2010, among the Company, Whitney Leasing Limited, Aircraft SPC-12, Inc., Bank of Scotland PLC, Bank of Scotland PLC, Paris Branch, and Bank of Scotland PLC, Frankfurt Branch.

10.2	Term Loan 1 Credit Agreement, dated as of March 17, 2010, among the Company, ILFC Ireland Limited and ILFC (Bermuda) III, Ltd., as initial intermediate lessees, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent and collateral agent and Goldman Sachs Lending Partners LLC, as syndication agent (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.3	Term Loan 1 Aircraft Mortgage and Security Agreement, dated as of March 17, 2010, among the Company, ILFC Ireland Limited, ILFC (Bermuda) III, Ltd., additional grantors from time to time party thereto and Bank of America, N.A., as collateral agent.

10.4	Term Loan 2 Credit Agreement, dated as of March 17, 2010, among Delos Aircraft Inc., as borrower, the Company and certain other subsidiaries as guarantors party thereto, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent and collateral agent and Goldman Sachs Lending Partners LLC, as syndication agent (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.5	Term Loan 2 Security Agreement, dated as of March 17, 2010, among Hyperion Aircraft Inc., Delos Aircraft Inc., Artemis (Delos) Limited, Apollo Aircraft Inc., the additional grantors from time to time party thereto and Bank of America, N.A., as collateral agent.

10.6	Amendment No. 2, dated as of April 16, 2010, to the $2,000,000,000 Five-Year Revolving Credit Agreement dated as of October 14, 2005, among the Company, CitiCorp USA, Inc., as administrative agent, and the other financial institutions listed therein.

10.7	Amendment No. 1, dated as of April 16, 2010, to the $2,500,000,000 Five-Year Revolving Credit Agreement dated as of October 13, 2006, among the Company, CitiCorp USA, Inc., as administrative agent, and the other financial institutions listed therein (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.8	Security and Guarantee Agreement, dated as of April 16, 2010, among Citicorp USA, Inc., as collateral agent, and Flying Fortress Inc., Flying Fortress US Leasing Inc., Flying Fortress Ireland Leasing Limited and the additional guarantors named therein, as the guarantors.

12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chairman of the Board and Chief Executive Officer.

31.2	Certification of Vice Chairman and Chief Financial Officer.

32.1	Certification under 18 U.S.C., Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL LEASE FINANCE CORPORATION

May 7, 2010	/s/ Alan H. Lund ALAN H. LUND
Vice Chairman, President and Interim Chief Executive Officer (Principal Executive Officer)

May 7, 2010	/s/ Frederick S. Cromer FREDERICK S. CROMER
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

May 7, 2010	/s/ Kurt H. Schwarz KURT H. SCHWARZ
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
INDEX TO EXHIBITS
Exhibit No.
3.1	Restated Articles of Incorporation of the Company (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008, and incorporated herein by reference).

3.2	Amended and Restated By-laws of the Company, as adopted on September 22, 2009 (filed as an exhibit to Form 10-Q/A for the quarter ended September 30, 2009, and incorporated herein by reference).

4.1	Indenture, dated March 22, 2010, among the Company, Wilmington Trust FSB, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authentication agent (filed as an exhibit to the Form 8-K filed on March 24, 2010, and incorporated herein by reference).

4.2	Registration Rights Agreement, dated March 22, 2010, among the Company and Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and UBS Securities LLC, as representatives of the initial purchasers (filed as an exhibit to the Form 8-K filed on March 24, 2010, and incorporated herein by reference).

4.3	Registration Rights Agreement, dated as of April 6, 2010, among the Company and Banc of America Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J. P. Morgan Securities Inc. and UBS Securities LLC, as representatives of the initial purchasers (filed as an exhibit to the Form 8-K filed on April 6, 2010, and incorporated herein by reference).

4.4	The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.

10.1	Side Letter Agreement, dated as of February 27, 2010, among the Company, Whitney Leasing Limited, Aircraft SPC-12, Inc., Bank of Scotland PLC, Bank of Scotland PLC, Paris Branch, and Bank of Scotland PLC, Frankfurt Branch.

10.2	Term Loan 1 Credit Agreement, dated as of March 17, 2010, among the Company, ILFC Ireland Limited and ILFC (Bermuda) III, Ltd., as initial intermediate lessees, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent and collateral agent and Goldman Sachs Lending Partners LLC, as syndication agent (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.3	Term Loan 1 Aircraft Mortgage and Security Agreement, dated as of March 17, 2010, among the Company, ILFC Ireland Limited, ILFC (Bermuda) III, Ltd., additional grantors from time to time party thereto and Bank of America, N.A., as collateral agent.

10.4	Term Loan 2 Credit Agreement, dated as of March 17, 2010, among Delos Aircraft Inc., as borrower, the Company and certain other subsidiaries as guarantors party thereto, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent and collateral agent and Goldman Sachs Lending Partners LLC, as syndication agent (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.5	Term Loan 2 Security Agreement, dated as of March 17, 2010, among Hyperion Aircraft Inc., Delos Aircraft Inc., Artemis (Delos) Limited, Apollo Aircraft Inc., the additional grantors from time to time party thereto and Bank of America, N.A., as collateral agent.

10.6	Amendment No. 2, dated as of April 16, 2010, to the $2,000,000,000 Five-Year Revolving Credit Agreement dated as of October 14, 2005, among the Company, CitiCorp USA, Inc., as administrative agent, and the other financial institutions listed therein.

10.7	Amendment No. 1, dated as of April 16, 2010, to the $2,500,000,000 Five-Year Revolving Credit Agreement dated as of October 13, 2006, among the Company, CitiCorp USA, Inc., as administrative agent, and the other financial institutions listed therein (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.8	Security and Guarantee Agreement, dated as of April 16, 2010, among Citicorp USA, Inc., as collateral agent, and Flying Fortress Inc., Flying Fortress US Leasing Inc., Flying Fortress Ireland Leasing Limited and the additional guarantors named therein, as the guarantors.

12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chairman of the Board and Chief Executive Officer.

31.2	Certification of Vice Chairman and Chief Financial Officer.

32.1	Certification under 18 U.S.C., Section 1350.