Form 10-Q
period 2010-06-30
INTERNATIONAL LEASE FINANCE CORP
filed 2010-08-06
CIK 714311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 6, 2010, there were 45,267,723 shares of Common Stock, no par value, outstanding.
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
INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED, CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents, including interest bearing accounts of $2,962,212 (2010) and $324,827 (2009)	$2,969,395	$336,911
Restricted cash, including interest bearing accounts of $825,706 (2010) and $246,115 (2009)	883,820	315,156
Notes receivable, net of allowance, and net investment in finance and sales-type leases	151,502	373,141
Flight equipment under operating leases	55,067,929	57,718,323
Less accumulated depreciation	14,255,035	13,788,522

	40,812,894	43,929,801
Flight Equipment Held for Sale	2,144,936	—
Deposits on flight equipment purchases	149,312	163,221
Lease receivables and other assets	446,736	477,218
Derivative assets	1,651	190,857
Variable interest entities assets	—	79,720
Deferred debt issue costs, less accumulated amortization of $157,153 (2010) and $146,933 (2009)	179,236	101,017

	$47,739,482	$45,967,042

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued interest and other payables	$541,370	$474,971
Current income taxes	85,592	80,924
Tax benefit sharing payable to AIG	—	85,000
Loans from AIG Funding	3,938,487	3,909,567
Debt financing, net of deferred debt discount of $65,492 (2010) and $9,556 (2009)	26,485,463	24,802,172
Subordinated debt	1,000,000	1,000,000
Foreign currency adjustment related to foreign currency denominated debt	56,380	391,100
Derivative liabilities	70,831	—
Security deposits on aircraft, overhauls and other	1,691,989	1,469,956
Rentals received in advance	278,307	315,154
Deferred income taxes	4,932,723	4,881,558
Variable interest entities liabilities, net	—	6,464
Commitments and Contingencies — Note K
SHAREHOLDERS’ EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B, each having 500 shares issued and outstanding	100,000	100,000
Common stock — no par value; 100,000,000 authorized shares, 45,267,723 issued and outstanding	1,053,582	1,053,582
Paid-in capital	605,504	603,542
Accumulated other comprehensive income (loss)	(63,724)	(138,206)
Retained earnings	6,962,978	6,931,258

Total shareholders’ equity	8,658,340	8,550,176

	$47,739,482	$45,967,042

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED, CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Dollars in thousands)
(Unaudited)

	June 30,	June 30,
	2010	2009
REVENUES
Rental of flight equipment	$1,291,758	$1,298,870
Flight equipment marketing	(56,454)	9,282
Interest and other	8,791	22,001

	1,244,095	1,330,153

EXPENSES
Interest	407,708	353,213
Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	4,783	(6,441)
Depreciation of flight equipment	475,658	488,777
Provision for overhauls	127,947	74,084
Flight equipment rent	4,500	4,500
Selling, general and administrative	49,141	51,623

	1,069,737	965,756

INCOME BEFORE INCOME TAXES	174,358	364,397
Provision for income taxes	63,605	127,472

NET INCOME	$110,753	$236,925

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Dollars in thousands)
(Unaudited)

	June 30,	June 30,
	2010	2009
REVENUES
Rental of flight equipment	$2,616,511	$2,560,256
Flight equipment marketing	(492,605)	3,140
Interest and other	21,777	37,330

	2,145,683	2,600,726

EXPENSES
Interest	742,574	708,607
Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	44,849	(4,327)
Depreciation of flight equipment	965,899	960,900
Provision for overhauls	222,837	143,385
Flight equipment rent	9,000	9,000
Selling, general and administrative	84,778	103,862

	2,069,937	1,921,427

INCOME BEFORE INCOME TAXES	75,746	679,299
Provision for income taxes	27,919	239,417

NET INCOME	$47,827	$439,882

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED, CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Dollars in thousands)
(Unaudited)

	June 30,	June 30,
	2010	2009
NET INCOME	$110,753	$236,925

OTHER COMPREHENSIVE INCOME, NET OF TAX
Net changes in fair value of cash flow hedges, net of taxes of $(13,485) (2010) and $15,224 (2009)	25,045	(28,274)
Change in unrealized appreciation on securities available for sale, net of taxes of $79 (2010) and $(32) (2009)	(147)	59

	24,898	(28,215)

COMPREHENSIVE INCOME	$135,651	$208,710

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Dollars in thousands)
(Unaudited)

	June 30,	June 30,
	2010	2009
NET INCOME	$47,827	$439,882

OTHER COMPREHENSIVE INCOME, NET OF TAX
Net changes in fair value of cash flow hedges, net of taxes of $(40,172) (2010) and $5,448 (2009)	74,606	(10,118)
Change in unrealized appreciation on securities available for sale, net of taxes of $66 (2010) and $(12) (2009)	(123)	22

	74,483	(10,096)

COMPREHENSIVE INCOME	$122,310	$429,786

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Dollars in thousands)
(Unaudited)

	June 30,	June 30,
	2010	2009
OPERATING ACTIVITIES
Net (Loss) income	$47,827	$439,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	965,899	960,900
Change in deferred income taxes	19,754	234,379
Change in fair value of derivative instruments	374,814	(75,227)
Foreign currency adjustment of non-US$ denominated debt	(334,720)	67,570
Amortization of deferred debt issue costs	21,873	22,628
Amortization of debt discount	4,983	6,873
Amortization of prepaid lease costs	20,282	27,741
Aircraft impairment charges	412,457	—
Lease expenses related to aircraft sales	89,213	—
Interest paid-in-kind to AIG Funding	28,920	—
Other, including foreign exchange adjustments on foreign currency denominated cash	(18,192)	(8,167)
Changes in operating assets and liabilities:
Decrease (increase) in lease receivables and other assets	51,776	(62,569)
Increase in accrued interest and other payables	65,689	34,733
Change in current income taxes	4,668	1,365
Tax benefit sharing with AIG	(85,000)	—
(Decrease) increase in rentals received in advance	(36,847)	2,023

Net cash provided by operating activities	1.633,396	1,652,131

INVESTING ACTIVITIES
Acquisition of flight equipment for operating leases	(219,450)	(2,058,544)
Payments for deposits and progress payments	(22,974)	(49,657)
Proceeds from disposal of flight equipment — net of gain	24,641	89,434
Increase in restricted cash	(568,664)	(264,239)
Collections on notes receivable and finance and sales-type leases — net of income amortized	59,791	89,246
Other	—	(11)

Net cash used in investing activities	(726,656)	(2,193,771)

FINANCING ACTIVITIES
Net change in commercial paper	—	(1,752,000)
Loans from AIG Funding	—	1,700,000
Proceeds from debt financing	4,315,872	1,328,099
Payments in reduction of debt financing	(2,637,564)	(2,022,980)
Debt issue costs	(100,131)	(44,847)
Payment of preferred dividends	(207)	(2,560)
Increase (decrease) in customer and other deposits	152,616	(52,779)

Net cash provided by (used in) financing activities	1,730,586	(847,067)

Net increase (decrease) in cash	2,637,326	(1,388,707)
Effect of exchange rate changes on cash	(4,842)	215
Cash at beginning of period	336,911	2,385,948

Cash at end of period	$2,969,395	$997,456

     (Table continued on following page)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Dollars in thousands)
(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	June 30,	June 30,
	2010	2009
Cash paid during the period for:
Interest, excluding interest capitalized of $3,080 (2010) and $7,216 (2009)	$642,037	$708,278
Income taxes, net	3,495	3,673
Non-Cash Investing and Financing Activities
2010:
Flight equipment under operating leases in the amount of $2,165,077 was transferred to Flight equipment held for sale.
Net investment in finance leases of $192,161 was transferred to Flight equipment under operating leases.
$29,177 of Deposits on flight equipment purchases was applied to Acquisition of flight equipment under operating leases.
$11,193 of Lease receivables and other assets and $36,799 of Deposits on flight equipment purchases were applied to Acquisition of flight equipment under operating leases.
Flight equipment under operating leases in the amount of $3,225 was transferred to Lease receivables and other assets.
2009:
$357,669 of Deposits on flight equipment purchases was applied to Acquisition of flight equipment under operating leases.
An aircraft with a net book value of $20,921 and released overhaul reserves in the amount of $6,891 were reclassified to Lease receivables and other assets of $33,223 to reflect pending proceeds from the loss of an aircraft.
An aircraft with a net book value of $10,521 was reclassified to Lease receivables and other assets in the amount of $2,400 with a $7,507 charge to income when reclassified to Flight equipment held for sale.
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
June 30, 2010
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
     The accompanying unaudited, condensed, consolidated financial statements include our accounts, accounts of all other entities in which we have a controlling financial interest, as well as accounts of VIEs in which we are the primary beneficiary. Prior to January 1, 2010, the primary beneficiary of a VIE was defined as the party with a variable interest in an entity that absorbs the majority of the expected losses of the VIE, receives the majority of the expected residual returns of the VIE, or both. On January 1, 2010, a new accounting standard became effective that changed the primary beneficiary to the enterprise that has the power to direct the activities of a VIE that most significantly affect the entity’s economic performance, in addition to looking at which party absorbs losses and has the right to receive benefits, as further discussed in Note B — Recent Accounting Pronouncements. See Note L — Variable Interest Entities for further discussions on VIEs. All material intercompany accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods presented have been included. Certain reclassifications have been made to the 2009 unaudited, condensed, consolidated financial statements to conform to the 2010 presentation. Operating results for the six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.
AIG Going Concern Consideration
     In connection with the preparation of its quarterly report on Form 10-Q for the quarter ended June 30, 2010, AIG management assessed whether AIG has the ability to continue as a going concern. Based on the U.S. government’s continuing commitment, the already completed transactions with the FRBNY, AIG management’s plans and progress made to stabilize its businesses and dispose of certain of its assets, and after consideration of the risks and uncertainties of such plans, AIG management indicated in the AIG quarterly report on Form 10-Q for the period ended June 30, 2010, that it believes that it will have adequate liquidity to finance and operate its businesses, execute its asset disposition plan, and repay its obligations for at least the next twelve months. It is possible that the actual outcome of one or more of AIG management’s plans could be materially different, or that one or more of AIG management’s significant judgments or estimates about the potential effects of these risks and uncertainties could prove to be materially incorrect, or that the transactions with the FRBNY discussed in AIG’s Form 10-Q fail to achieve their desired objectives. If one or more of these possible outcomes is realized and financing is not available, AIG may need additional U.S. government support to meet its obligations as they come due. If AIG is not able to continue as a going concern it will have a significant impact on our operations, including limiting our ability to issue new debt.
B.	Recent Accounting Pronouncements
     We adopted the following accounting standards during the first six months of 2010:
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
June 30, 2010
(Unaudited)
January 1, 2010. Earlier application was prohibited. The adoption of the new standard had no effect on our consolidated financial position, results of operations, or cash flows, as we are not involved with any QSPEs.
Consolidation of Variable Interest Entities
     In June 2009, the FASB issued an accounting standard that amended the rules addressing the consolidation of VIEs, with an approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly affect the entity’s economic performance and has (i) the obligation to absorb losses of the entity or (ii) the right to receive benefits from the entity. The new standard also requires enhanced financial reporting by enterprises involved with VIEs. The new standard was effective for interim and annual periods beginning on January 1, 2010, with earlier application prohibited. We determined that we were not involved with any VIEs that were not previously consolidated and had to be consolidated as a result of the adoption of this standard. However, we determined that we do not control the activities that significantly impact the economic performance of ten of the VIEs that were consolidated as of the adoption of the standard. Accordingly, on January 1, 2010, we deconsolidated these entities and we removed Assets of VIEs and Liabilities of VIEs from our consolidated balance sheet of $79.7 million and $6.5 million, respectively. The assets and liabilities of these entities were previously reflected on our Consolidated Balance Sheet at December 31, 2009. Our involvement at June 30, 2010, with these entities is reflected in investments in senior secured notes of $44.9 million and guarantee liabilities of $3.0 million. As a result of the adoption of this standard, we recorded a $15.9 million charge, net of tax, to beginning retained earnings on January 1, 2010. See Note L — Variable Interest Entities.
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
Subsequent Events
     In February 2010, the FASB amended a previously issued accounting standard to require all companies that file financial statements with the SEC to evaluate subsequent events through the date the financial statements are issued. The standard was further amended to exempt these companies from the requirement to disclose the date through which subsequent events have been evaluated. This amendment is effective for us for interim and annual periods ending after June 15, 2010. Because this new standard only modifies disclosures, its adoption will have no effect on our consolidated financial position, results of operations or cash flows.
Future Application of Accounting Standards:
Disclosures of the Credit Quality of Financing Receivables and the Allowance for Credit Losses
     In July 2010, the FASB issued an accounting standards update to require enhanced, disaggregated disclosures regarding the credit quality of finance receivables and the allowance for credit losses. The update is effective for interim and annual reporting periods ending on or after December 15, 2010. We are currently evaluating the increased annual and interim financial statement disclosure requirements. Because this update only modifies disclosure requirements, its adoption will have no effect on our consolidated financial position, results of operations or cash flows.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2010
(Unaudited)
C.	Flight Equipment Marketing
     During the six months ended June 30, 2010, to generate liquidity to repay maturing debt obligations, we agreed to sell 61 aircraft from our leased fleet to third parties. Primarily as a result of these sales, we reported losses of $56.5 million and $492.6 million for the three and six month periods ended June 30, 2010, respectively, in Flight equipment marketing as follows:

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
	(Dollars in millions)

Impairment charges on Flight equipment held for sale, aircraft sold, or aircraft designated for part-out	$53.0	$404.3
Lease related charges on Flight equipment held for sale or aircraft sold	5.2	89.2
Other net flight equipment marketing activity	(1.7)	(0.9)

	$56.5	$492.6

     Management evaluates all contemplated aircraft sale transactions as to whether all the criteria required have been met under GAAP in order to classify an aircraft as Flight equipment held for sale. Management uses judgment in evaluating these criteria. Due to the uncertainties and uniqueness of any potential sale transaction, the criteria generally will not be met for an aircraft to be classified as Flight equipment held for sale unless the aircraft is subject to a signed sale agreement, or management has made a specific determination and obtained appropriate approvals to sell a particular aircraft or group of aircraft. At the time aircraft are sold, or classified as Flight equipment held for sale, the cost and accumulated depreciation are removed from the related accounts. Any gain or loss recognized is recorded in Flight equipment marketing in our Condensed, Consolidated Statements of Income. Situations may arise where an aircraft does not meet all the criteria to be classified as Flight equipment held for sale, but an impairment charge is required under GAAP in anticipation of the sale. In these cases, we record the impairment charge and other costs of sales in Flight equipment marketing. When an impairment charge is required on aircraft in our leased fleet, and intended to be held for use, we record the charge in Selling, general and administrative in our Condensed, Consolidated Statements of Income.
     Three months ended June 30, 2010:
     For the three months ended June 30, 2010, we recorded the following amounts in Flight equipment marketing:
•	On July 6, 2010, we signed an agreement to sell six aircraft to a third party. As of June 30, 2010, the six aircraft met the criteria to be recorded as Flight equipment held for sale, and for the three-month period ended June 30, 2010, we recorded impairment charges in Flight equipment marketing aggregating $40.1 million and lease charges aggregating $5.9 million related to the six aircraft. The aggregate net book value of the six aircraft after we recorded an impairment charge of $40.1 million was approximately $290.7 million and is included in Flight equipment held for sale on our June 30, 2010, Condensed, Consolidated Balance Sheet.

•	As part of our normal recurring fleet assessment, we also recorded an impairment charge in Flight equipment marketing of $12.4 million for the three months ended June 30, 2010, related to one aircraft that was designated for part-out from our leased fleet during that period.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2010
(Unaudited)
     Six months ended June 30, 2010:
     In addition to the above transactions, for the six months ended June 30, 2010, the following was recorded in Flight equipment marketing:
•	On April 13, 2010, we signed an agreement to sell 53 aircraft from our existing fleet to a third party for an aggregate purchase price of $1.987 billion. At March 31, 2010, we considered the sale more likely than not to occur and deemed 50 of the 53 aircraft to be impaired. As a result, we recorded in Flight equipment marketing impairment charges aggregating $319.1 million and related lease charges aggregating $69.8 million for the three-month period ended March 31, 2010. The aggregate net book value of the portfolio after the recorded impairment charge of $319.1 million was approximately $1.9 billion. During the three months ended June 30, 2010, appropriate approvals were obtained, the sales agreement was signed and 50 of the 53 aircraft in the portfolio met the criteria required to be recorded as Flight equipment held for sale. We completed the sale of one of the 50 aircraft prior to June 30, 2010, and the net book value of the remaining 49 aircraft is included in Flight equipment held for sale, which is presented separately on our June 30, 2010, Condensed, Consolidated Balance Sheet.

•	On June 22, 2010, as part of our normal recurring fleet assessment, we sold two aircraft from our leased fleet. At March 31, 2010, we considered the sale more likely than not to occur and deemed the aircraft to be impaired. As a result, we recorded in Flight equipment marketing impairment charges aggregating $32.7 million and lease related charges aggregating $13.5 million relating to those two aircraft for the six-month period ended June 30, 2010.
     The completion of the sales of most of the aircraft classified as Flight equipment held for sale are expected to occur during the remainder of 2010. Net cash proceeds from the sales will be received as the individual aircraft sales are consummated. The actual aggregate loss may differ from the impairment charge recorded depending on the timing of the completion of the sale and whether any aircraft in the portfolio are subsequently substituted with different aircraft. The 56 aircraft reclassified to Flight equipment held for sale generated aggregate quarterly lease revenue of approximately $70.0 million and the quarterly depreciation aggregated approximately $23.0 million.
D.	Restricted Cash
     We entered into ECA facility agreements in 1999 and 2004 through subsidiaries. See Note F — Debt Financings. Our current long-term debt ratings require us to segregate security deposits, maintenance reserves and rental payments received under the leases of the aircraft funded under the 1999 and 2004 ECA facilities (segregated rental payments are used to make scheduled principal and interest payments on the outstanding debt). The segregated funds are deposited into separate accounts controlled by the security trustees of the ECA facilities. At June 30, 2010, we had segregated security deposits, maintenance reserves and rental payments aggregating approximately $383 million related to aircraft funded under the ECA facilities. The segregated amounts fluctuate with changes in security deposits, maintenance reserves, rental payments and debt maturities related to the aircraft funded under the ECA facilities.
     In March 2010, we entered into a $550 million secured term loan through a newly formed subsidiary. The proceeds from this transaction are restricted until the collateral is transferred to certain of our subsidiaries that guarantee the debt on a secured basis and whose equity were pledged to secure the term loan. At June 30, 2010, $501 million of the proceeds remained restricted. See Note F — Debt Financings. At August 5, 2010, $74.2 million of the $501 million had become available to us.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2010
(Unaudited)
     The subsidiaries described above meet the definition of a VIE and are non-restricted subsidiaries, as defined in our public debt indentures. See Note F — Debt Financings and Note L— Variable Interest Entities.
E.	Flight Equipment Held for Sale
     ILFC classifies aircraft as Flight equipment held for sale when management has received appropriate approvals to sell the aircraft and is committed to a formal plan, the aircraft are available for immediate sale, the aircraft are being actively marketed, the sale is anticipated to occur during the ensuing year, and certain other specified criteria are met. Aircraft classified as Flight equipment held for sale are recorded at the lower of their carrying amount or estimated fair value. If the carrying value of the aircraft exceeds its estimated fair value, then a loss is recognized in Flight equipment marketing in our Condensed, Consolidated Statements of Income. Depreciation is not recorded on Flight equipment held for sale.
     At June 30, 2010, 55 aircraft from two portfolio sales met the criteria for, and were reclassified as, Flight equipment held for sale. As a result, $2.14 billion, representing the estimated fair value of such aircraft, was recorded in Flight equipment held for sale. We did not record depreciation expense on these assets subsequent to the transfer from Flight equipment under operating leases. In addition, in accordance with the portfolio sales agreements, we will transfer lease payments received subsequent to the execution dates of the sales agreements to the buyer, and we have therefore recorded those payments aggregating $64.2 million, together with the related overhaul balances and security deposits aggregating $149.0 million, in Security deposits on aircraft, overhauls and other on our June 30, 2010 Condensed, Consolidated Balance Sheet. We expect to complete the sales of most of these aircraft during the remainder of 2010. The net cash proceeds from these sales will be received as the individual aircraft sales are consummated.
F.	Debt Financings

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Secured
ECA financings	$3,051,370	$3,004,763
Loans from AIG Funding	3,938,487	3,909,567
Bank debt (a)	2,155,000	—
Other secured financings (b)	1,444,775	153,116

	10,589,632	7,067,446
Unsecured
Bonds and Medium-Term Notes	17,435,560	16,566,099
Bank debt	2,464,250	5,087,750

	19,899,810	21,653,849
Total Secured and Unsecured Debt Financing	30,489,442	28,721,295
Less: Deferred debt discount	(65,492)	(9,556)

	30,423,950	28,711,739
Subordinated Debt	1,000,000	1,000,000

	$31,423,950	$29,711,739

(a)	On April 16 2010, we entered into an amendment to our revolving credit facility dated October 13, 2006. Upon effectiveness of this amendment, approximately $2.2 billion of our previously unsecured bank debt became secured by the equity interests in certain of our non-restricted subsidiaries. Those subsidiaries, upon completion of the transfer of certain aircraft into the subsidiaries, will hold a pool of aircraft with an appraised value of not less than 133% of the principal amount of the outstanding loans.

(b)	Includes secured financings non-recourse to ILFC of $121.7 million and $129.6 million at June 30, 2010 and December 31, 2009, respectively.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2010
(Unaudited)
     The above amounts represent the anticipated settlement of our outstanding debt obligations as of June 30, 2010 and December 31, 2009. Certain adjustments required to present currently outstanding hedged debt obligations have been recorded and presented separately on our Condensed, Consolidated Balance Sheets, including adjustments related to foreign currency hedging and interest rate hedging activities.
     We have created wholly-owned, or indirectly wholly-owned, subsidiaries for the purpose of purchasing aircraft and obtaining financings secured by such aircraft. These entities are non-restricted subsidiaries, as defined by our public debt indentures, and meet the definition of a VIE. We have determined that we are the primary beneficiary of such VIEs and, accordingly, we consolidate such entities into our condensed, consolidated financial statements. See Note L — Variable Interest Entities for more information on VIEs.
ECA Financings
     We entered into ECA facility agreements in 1999 and 2004 through non-restricted subsidiaries. The facilities were used to fund purchases of Airbus aircraft through 2001 and June 2010, respectively. New financings are no longer available to us under either ECA facility. The loans made under the ECA facilities were used to fund a portion of each aircraft’s net purchase price. The loans are guaranteed by various European ECAs. We have collateralized the debt with pledges of the shares of wholly-owned subsidiaries that hold title to the aircraft financed under the facilities.
     In January 1999, we entered into the 1999 ECA facility to borrow up to $4.3 billion for the purchase of Airbus aircraft delivered through 2001. We used $2.8 billion of the amount available under this facility to finance purchases of 62 aircraft. Each aircraft purchased was financed by a ten-year fully amortizing loan with interest rates ranging from 5.753% to 5.898%. At June 30, 2010, 17 loans with an aggregate principal value of $72.8 million remained outstanding under the facility and the net book value of the aircraft owned by the subsidiary was $1.7 billion.
     In May 2004, we entered into the 2004 ECA facility, which was most recently amended in May 2009 to allow us to borrow up to $4.6 billion for the purchase of Airbus aircraft delivered through June 30, 2010. We used $4.3 billion of the available amount to finance purchases of 76 aircraft. Each aircraft purchased was financed by a ten-year fully amortizing loan. As of June 30, 2010, approximately $3 billion was outstanding under this facility. The interest rates on the loans outstanding under the facility are either fixed or based on LIBOR and ranged from 0.39% to 4.71% at June 30, 2010. The net book value of the related aircraft was $4.4 billion at June 30, 2010.
     Our current long-term debt ratings require us to segregate security deposits, maintenance reserves and rental payments received for aircraft with loan balances outstanding under the 1999 and 2004 ECA facilities (segregated rental payments are used to make scheduled principal and interest payments on the outstanding debt). The segregated funds are deposited into separate accounts pledged to and controlled by the security trustees of the facilities. In addition, we must register the existing individual mortgages on the aircraft funded under both the 1999 and 2004 ECA facilities in the local jurisdictions in which the respective aircraft are registered (mortgages are only required to be filed on aircraft with loan balances outstanding or otherwise as agreed in connection with the cross-collateralization as described below). At June 30, 2010, we had segregated security deposits, maintenance reserves and rental payments aggregating approximately $383 million related to aircraft funded under the 1999 and 2004 ECA facilities. The segregated amounts will fluctuate with changes in deposits, maintenance reserves and debt maturities related to the aircraft funded under the facilities.
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
June 30, 2010
(Unaudited)
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
     We also agreed to additional restrictive covenants relating to the 2004 ECA facility, restricting us from (i) paying dividends on our capital stock with the proceeds of asset sales and (ii) selling or transferring aircraft with an aggregate net book value exceeding a certain disposition amount, which is currently approximately $10.7 billion. The disposition amount will be reduced by approximately $91.4 million at the end of each calendar quarter during the effective period. The covenants are in effect from the date of the agreement until December 31, 2012. A breach of these restrictive covenants would result in a termination event for the ten loans funded subsequent to the date of the agreement and would make those loans, which aggregated $318.0 million at June 30, 2010, due in full at the time of such a termination event.
     In addition, if a termination event resulting in an acceleration event were to occur under the 1999 or 2004 ECA facility, we would have to segregate lease payments, maintenance reserves and security deposits received after such acceleration event occurred relating to all the aircraft subject to the 1999 ECA facility, including those aircraft no longer subject to a loan.
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
     We are also required to prepay the loans, without penalty or premium, upon (i) the sale of a pledged aircraft (other than upon the sale or transfer to a co-borrower under the loans) in an amount equal to 75% of the net sale proceeds; (ii) the receipt of any hull insurance, condemnation or other proceeds in respect of any event of loss suffered by a pledged aircraft in an amount equal to 75% of the net proceeds received on account thereof; and (iii) the removal of an aircraft from the collateral pool (other than in connection with the substitution of a non-pool aircraft for such removed aircraft in accordance with the terms of the loans) in an

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2010
(Unaudited)
amount equal to 75% of the most recent appraised value of such aircraft. In addition, we are required to repay the loans in full upon the occurrence of a change in control, which is defined in the loan agreements to include AIG ceasing to beneficially own 100% of our equity interests. We may voluntarily prepay the loans in part or in full at any time without penalty or premium. On April 13, 2010, we entered into an agreement to sell a portfolio of 53 aircraft, some of which serve as collateral for the loans from AIG Funding, and we agreed with AIG Funding and the FRBNY not to make any prepayment of the loans in connection with the sale but to substitute alternative aircraft for the aircraft serving as collateral that are being sold. On July 6, 2010, we entered into an agreement to sell a portfolio of six aircraft, all of which serve as collateral for the loans from AIG Funding, and we intend to prepay the loans in an amount equal to 75% of the net sale proceeds.
     The loans contain customary affirmative and negative covenants and include restrictions on asset transfers and capital expenditures. The loans also contain customary events of default, including an event of default under the loans if an event of default occurs under the FRBNY Credit Agreement. One event of default under the loans was the failure to perfect security interests, for the benefit of AIG Funding and the FRBNY, in certain aircraft pledged as collateral by December 1, 2009. We were unable to perfect certain of these security interests in a manner satisfactory to the FRBNY by December 1, 2009, and as a result entered into temporary waivers and amendments which (i) will require us to transfer pledged aircraft to special purpose entities within a prescribed time period (not less than three months from the date of notice) upon request, at any time by AIG Funding (the “Transfer Mandate”) and (ii) allow us to release the temporary collateral of approximately $9.2 billion once we have completed such transfers and perfected the security interests of all such aircraft for the benefit of AIG Funding and the FRBNY. In addition, we were required to add certain aircraft leasing subsidiaries as co-obligors on the loans. Pursuant to the temporary waiver and amendment, until all perfection requirements with regard to the pledged aircraft have been satisfied, the interest rate was increased to three-month LIBOR plus a margin of 6.025%, of which 3.0% may be paid-in-kind (of which some has been added to the principal balance of the loans and some has been paid in cash). Additionally, if we do not comply with a Transfer Mandate within the prescribed time period, we will be in default under the loan agreements with AIG Funding and the interest rate may increase to three-month LIBOR with a 2.0% floor plus a margin of 9.025%. As of August 6, 2010, the FRBNY had not presented us with a Transfer Mandate. Within 30 days after our compliance with the perfection requirements for all of the pledged aircraft, including the transfer of all pledged aircraft to special purpose entities, a pool of aircraft with a 50% loan-to-value ratio will be selected by AIG Funding and the FRBNY from the pledged aircraft, and the remaining additional temporary collateral will be released. In addition, after our compliance with the perfection requirements, the interest margin of the loans will revert to 3.025%.
Secured Bank Debt
     We have a revolving credit facility, dated October 13, 2006, under which the maximum amount available of $2.5 billion is outstanding. On April 16, 2010, we entered into an amendment to this facility with lenders holding $2.155 billion of the outstanding loans under the facility (the “Electing Lenders”). Subject to the satisfaction of the collateralization requirements discussed below, the Electing Lenders agreed to, among other things:
•	Increase our permitted secured indebtedness basket under the credit facility from 12.5% to 35% of our Consolidated Tangible Net Assets, as defined in the credit agreement;

•	Extend the scheduled maturity date of their loans totaling $2.155 billion to October 2012. The extended loans will bear interest at LIBOR plus a margin of 2.15%, plus facility fees of 0.2% on the outstanding principal balance; and

•	Permit liens securing (i) the loans held by the Electing Lenders and (ii) certain funded term loans in an aggregate amount not to exceed $500 million.
     The collateralization requirement provides that the $2.155 billion of loans held by Electing Lenders must be secured by a lien on the equity interests of certain of ILFC’s non-restricted subsidiaries that will own aircraft with aggregate appraised values of not less than 133% of the $2.155 billion principal amount (the

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2010
(Unaudited)
“Required Collateral Amount”). We must transfer all aircraft meeting the Required Collateral Amount to the pledged subsidiaries prior to April 16, 2011. The amendment also requires, subject to our right to post cash collateral for any shortfall, that we transfer one third of the required aircraft on or prior to October 16, 2010, and an additional one third of the required aircraft on or prior to January 16, 2011. After we have transferred the required amount of aircraft to the pledged subsidiaries, the credit facility includes an ongoing requirement, tested periodically, that the appraised value of the eligible aircraft owned by the pledged subsidiaries must be equal to or greater than 100% of the Required Collateral Amount. This ongoing requirement is subject to the right to transfer additional eligible aircraft to the pledged subsidiaries or ratably prepay the loans held by the Electing Lenders. We also guarantee the loans held by the Electing Lenders through certain other subsidiaries.
     The amended facility permits us to incur liens securing certain additional secured indebtedness prior to the satisfaction of the collateralization requirement, provided we use any net cash proceeds from the additional secured indebtedness to prepay the obligations under our revolving credit facility expiring in October 2010 and one of our term loans maturing in 2011. The amended facility prohibits us from re-borrowing amounts repaid under this facility for any reason.
     The remaining $345 million of loans held by lenders who are not party to the amendment will mature on their originally scheduled maturity date in October 2011 without any increase to the margin.
Other Secured Financing Arrangements
     In May 2009, ILFC provided $39.0 million of subordinated financing to a non-restricted subsidiary. The entity used these funds and an additional $106.0 million borrowed from third parties to purchase an aircraft, which it leases to an airline. ILFC acts as servicer of the lease for the entity. The $106.0 million loan has two tranches. The first tranche is $82.0 million, fully amortizes over the lease term, and is non-recourse to ILFC. The second tranche is $24.0 million, partially amortizes over the lease term, and is guaranteed by ILFC. Both tranches of the loan are secured by the aircraft and the lease receivables. Both tranches mature in May 2018 with interest rates based on LIBOR. At June 30, 2010, the interest rates on the $82.0 million and $24.0 million tranches were 3.504% and 5.204%, respectively. The entity entered into two interest rate cap agreements to economically hedge the related LIBOR interest rate risk in excess of 4.00%. At June 30, 2010, $95.1 million was outstanding under the two tranches and the net book value of the aircraft was $139.6 million.
     In June 2009, we borrowed $55.4 million through a non-restricted subsidiary, which owns one aircraft leased to an airline. Half of the original loan amortizes over five years and the remaining $27.7 million is due in 2014. The loan is non-recourse to ILFC and is secured by the aircraft and the lease receivables. The interest rate on the loan is fixed at 6.58%. At June 30, 2010, $49.7 million was outstanding and the net book value of the aircraft was $92.9 million.
     On March 17, 2010, we entered into a $750 million term loan agreement secured by 43 aircraft and all related equipment and leases. The aircraft had an average appraised base market value of approximately $1.3 billion, for an initial loan-to-value ratio of approximately 56%. The loan matures on March 17, 2015, and bears interest at LIBOR plus a margin of 4.75% with a LIBOR floor of 2.0%. The principal of the loan is payable in full at maturity with no scheduled amortization, but we can voluntarily prepay the loan at any time, subject to a 1% prepayment penalty prior to March 17, 2011. On March 17, 2010, we also entered into an additional term loan agreement of $550 million through a newly formed non-restricted subsidiary. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain non- restricted subsidiaries of ILFC that hold title to 37 aircraft. The aircraft had an average appraised base market value of approximately $969 million, for an initial loan-to-value ratio of approximately 57%. The loan matures on March 17, 2016, and bears interest at LIBOR plus a margin of 5.0% with a LIBOR floor of 2.0%. The principal of the loan is payable in full at maturity with no scheduled amortization. The proceeds from this loan are restricted from use in our operations until we transfer the related collateral to the non-restricted subsidiaries. At June 30, 2010, $501 million of the proceeds remained restricted. At August 5, 2010, $74.2 million of the $501 million had become available to us. We can voluntarily prepay the loan at any time subject

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2010
(Unaudited)
to a 2% prepayment penalty prior to March 17, 2011, and a 1% prepayment penalty prior to March 17, 2012. Both loans require a loan-to-value ratio of no more than 63%.
Bonds and Medium-Term Notes
     Automatic Shelf Registration: We have an effective automatic shelf registration statement filed with the SEC. As a result of our WKSI status, we have an unlimited amount of debt securities registered for sale. At June 30, 2010, we had $12.8 billion of bonds and MTNs outstanding, issued under previous registration statements, with interest rates ranging from 0.62% to 7.95%.
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
     Other Senior Notes: On March 22, 2010 and April 6, 2010, we issued a combined $1.25 billion aggregate principal amount of 8.625% senior notes due September 15, 2015, and $1.5 billion aggregate principal amount of 8.750% senior notes due March 15, 2017, pursuant to an indenture dated as of March 22, 2010. The aggregate net proceeds from the issuances were approximately $2.67 billion after deducting initial purchasers’ discounts and estimated offering expenses. The notes are due in full on their scheduled maturity dates. The notes are not subject to redemption prior to their stated maturity and there are no sinking fund requirements. In connection with the note issuances, we entered into registration rights agreements obligating us to, among other things, complete a registered exchange offer to exchange the notes of each series for new registered notes of such series with substantially identical terms, or register the notes pursuant to a shelf registration statement.
     If (i) the registration statement for the exchange offer is not declared effective by the SEC by January 26, 2011, or ceases to be effective during the required effectiveness period; (ii) we are unable to consummate the exchange offer by March 22, 2011; or (iii) if applicable, the shelf registration statement has not been declared effective or ceases to be effective during the required effectiveness period, the annual interest rate on affected notes will increase by 0.25% per year for the first 90-day period during which such registration default continues. The annual interest rate on such notes will increase by an additional 0.25% per year for each subsequent 90-day period during which such registration default continues, up to a maximum additional rate of 0.50% per year. If the registration default is cured, the applicable interest rate will revert to the original level.
     The indenture governing the notes contains customary covenants that, among other things, restrict our, and our restricted subsidiaries’, ability to (i) incur liens on assets; (ii) declare or pay dividends or acquire or retire shares of our capital stock during certain events of default; (iii) designate restricted subsidiaries as non-restricted subsidiaries or designate non-restricted subsidiaries; (iv) make investments in or transfer assets to non-restricted subsidiaries; and (v) consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets.
Unsecured Bank Debt
     Revolving Credit Facility: We have a $2.0 billion unsecured revolving credit facility, entered into with an original group of 35 banks, expiring in October 2010. This revolving credit facility provides for interest rates that vary according to the pricing option selected at the time of borrowing. Pricing options include a base rate, a rate ranging from 0.25% over LIBOR to 0.65% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The credit facility is subject to facility fees, currently 0.2% of amounts available. We are currently paying the maximum fees under the facility. The fees are based on our current credit ratings and may decrease in the event of an upgrade to our ratings. As of June 30, 2010, the maximum amount available of $2.0 billion under our unsecured revolving credit facility was outstanding and interest was accruing at 0.90%.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2010
(Unaudited)
     On April 16, 2010, we entered into an amendment to our revolving credit facility expiring in October 2010. The amendment permits, among other things, liens securing (i) the loans under the revolving credit facility originally expiring in October 2011 and (ii) certain other funded term loans in an aggregate principal amount not to exceed $500 million. The amendment also permits certain additional secured indebtedness in excess of the credit facility’s permitted secured indebtedness basket of 12.5% of Consolidated Tangible Net Assets (as defined in the credit agreement), provided we use any net cash proceeds from such additional secured indebtedness to prepay the obligations under the revolving credit facility expiring in October 2010 and one of our term loans maturing in 2011.
     In addition, $345 million of the outstanding loans under our revolving credit facility originally expiring in October 2011, held by lenders not party to the amendment to that facility, remain unsecured and will mature on their originally scheduled maturity date in October 2011. See “—Secured Bank Debt” above.
     Term Loans: From time to time, we enter into funded bank financing arrangements. As of June 30, 2010, approximately $119 million was outstanding under these term loan agreements, with varying maturities through December 2011. The interest rates are based on LIBOR with spreads ranging from 0.3% to 1.8%. At June 30, 2010, the interest rates ranged from 0.61% to 2.34%. In April 2010, we prepaid $410 million of our term loans with original maturity dates in 2011 and 2012. We also amended two of our remaining term loans to allow additional liens in excess of our bank facilities’ permitted secured indebtedness basket of 12.5% of Consolidated Tangible Net Assets, in certain cases subject to prepayment requirements similar to the requirements described above for our revolving credit facility due October 2010. See “Unsecured Bank Debt—Revolving Credit Facility” above. In connection with such amendments, we increased the interest rate spread on our $75 million term loan maturing in December 2011 by 1.5%.
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
G.	Derivative Activities
     We use derivatives to manage exposures to interest rate and foreign currency risks. At June 30, 2010, we had interest rate and foreign currency swap agreements with a related counterparty and interest rate cap agreements with an unrelated counterparty.
     We record changes in fair value of derivatives in income or OCI depending on the designation of the hedge as either a fair value hedge or cash flow hedge, respectively. Where hedge accounting is not achieved, the change in fair value of the derivative is recorded in income. In the case of a re-designation of a derivative contract, the balance accumulated in AOCI at the time of the re-designation is amortized into income over the remaining life of the underlying derivative. Our foreign currency swap agreements mature through 2011, our interest rate swap agreements mature through 2015, and our interest rate cap agreements mature in 2018.
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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2010
(Unaudited)
     All of our interest rate and foreign currency swap agreements are subject to a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. Our derivative portfolio is recorded at fair value on our balance sheet on a net basis in Derivative liabilities, net (see Note H — Fair Value Measurements). We account for all of our interest rate swap and foreign currency swap agreements as cash flow hedges. We do not have any credit risk related contingent features and are not required to post collateral under any of our existing derivative contracts.
     Derivatives have notional amounts, which generally represent amounts used to calculate contractual cash flows to be exchanged under the contract. The following table presents notional and fair values of derivatives outstanding at the following dates:

	Asset Derivatives		Liability Derivatives
	Notional Value	Fair Value	Notional Value	Fair Value
		USD		USD
	(In thousands)
June 30, 2010:

Derivatives designated as hedging instruments:
Interest rate swap agreements (a)	$—	$—	$698,115	$(48,941)
Foreign exchange swap agreements	€—	—	1,600,000	(21,890)
Total derivatives designated as hedging instruments		$—		$(70,831)

Derivatives not designated as hedging instruments:
Interest rate cap agreements	$95,117	$1,651	$—	$—

Total derivatives		$1,651		$(70,831)

December 31, 2009:

Derivatives designated as hedging instruments:
Interest rate swap agreements (a)	$—	$—	$1,070,513	$(66,916)
Foreign exchange swap agreements	€1,600,000	254,261	14,191	(574)
Total derivatives designated as hedging instruments		$254,261		$(67,490)

Derivatives not designated as hedging instruments:
Interest rate cap agreements	$100,631	$4,086	$—	$(67,490)

		$258,347		$(67,490)

(a)	Converts floating interest rate debt into fixed rate debt.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2010
(Unaudited)
     During the three and six months ended June 30, 2010 and 2009, we recorded the following in OCI related to derivative instruments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Gain (Loss)	2010	2009	2010	2009
	(Dollars in thousands)
Effective portion of change in fair market value of derivatives (a)(b)	$(166,030)	$141,084	$(221,234)	$52,247
Amortization of balances of de-designated hedges and other adjustments	1,040	(122)	1,292	(243)
Foreign exchange component of cross currency swaps charged (credited) to income	203,520	(184,460)	334,720	(67,570)
Income tax effect	(13,485)	15,224	(40,172)	5,448

Net changes in cash flow hedges, net of taxes	$25,045	$(28,274)	$74,606	$(10,118)

(a)	Includes $25,208 and $47,195 and $(62,620) and $(60,407) of combined CVA and MVA for the three and six month periods ended June 30, 2010 and 2009, respectively.

(b)	2010 includes losses of $(15,409) on a derivative contract that matured during the six months ended June 30, 2010, that was de-designated as a cash flow hedge and then subsequently re-designated during the life of the contract.
     The following table presents the effective portion of the unrealized gain (loss) on derivative positions recorded in OCI:

	Amount of Unrealized Gain or (Loss)
	Recorded in OCI on Derivatives
	(Effective Portion)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivatives Designated as Cash Flow Hedges	2010	2009	2010	2009
	(Dollars in thousands)
Interest rate swap agreements	$4,836	$23,087	$(4,582)	$20,003
Foreign exchange swap agreements	(198,011)	98,620	(271,080)	(543)

Total (a)	$(193,175)	$121,707	$(275,662)	$19,460

(a)	Includes $25,208 and $47,195 and $(62,620) and $(60,407) of combined CVA and MVA for the three and six month periods ended June 30, 2010 and 2009, respectively.
     The following table presents amounts reclassified from AOCI into income when cash payments were made or received on our qualifying cash flow hedges:

	Amount of Gain or (Loss) Reclassified from
	AOCI Into Income
	(Effective Portion)
	Three Months Ended		Six Months Ended
Location of Gain or (Loss) Reclassified from AOCI	June 30,		June 30,
into Income (Effective Portion)	2010	2009	2010	2009
	(Dollars in thousands)
Interest rate swap agreements — interest expense	$(8,128)	$4,688	$(16,915)	$(15,981)
Foreign exchange swap agreements — interest expense	(19,017)	(24,382)	(37,289)	(18,286)
Foreign exchange swap agreements — lease revenue	—	317	(224)	1,480

Total	$(27,145)	$(19,377)	$(54,428)	$(32,787)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2010
(Unaudited)
     We estimate that within the next twelve months, we will amortize into earnings approximately $182.6 million of the pre-tax balance in AOCI under cash flow hedge accounting in connection with our program to convert debt from floating to fixed interest rates.
     The following table presents the effect of derivatives recorded in the Condensed, Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009:

	Amount of Gain or (Loss) Recognized
	in Income on Derivatives
	(Ineffective Portion) (a)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Derivatives Designated as Cash Flow Hedges:
Interest rate swap agreements	$(32)	$(195)	$(91)	$(390)
Foreign exchange swap agreements agreements	(2,338)	7,214	(25,629)	5,174

Total	(2,370)	7,019	(25,720)	4,784

Derivatives Not Designated as a Hedge:
Interest rate cap agreements (b)	(1,373)	(700)	(2,428)	(700)

Reconciliation to Condensed, Consolidated Statements of Income:
Income effect of maturing derivative contracts	—	—	(15,409)	—
Reclassification of amounts de-designated as hedges recorded in AOCI	(1,040)	122	(1,292)	243

Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	$(4,783)	$6,441	$(44,849)	$4,327

(a)	All components of each derivative’s gain or loss were included in the assessment of effectiveness.

(b)	An additional $0.8 million of amortization of premium paid to the derivative counterparty was recognized in Interest expense during the three months ended June 30, 2009.
H.	Fair Value Measurements
     Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of pricing observability. Assets and liabilities recorded at fair value on our Condensed, Consolidated Balance Sheets are measured and classified in a hierarchy for disclosure purposes consisting of three levels based on the observability of inputs available in the marketplace used to measure the fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets; Level 2 refers to fair values estimated using significant other observable inputs; and Level 3 refers to fair values estimated using significant non-observable inputs.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2010
(Unaudited)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The following table presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, categorized using the fair value hierarchy described above.

					Counterparty
	Level 1	Level 2		Level 3	Netting (a)	Total
	(Dollars in thousands)
June 30, 2010:
Derivative assets	$—	$1,651		$—	$—	$1,651
Derivative liabilities	—	(70,831	)(b)	—	—	(70,831)

Total	$—	$(69,180)		$—	$—	$(69,180)

December 31, 2009:
Derivative assets	$—	$258,347	(b)	$—	$(67,490)	$190,857
Derivative liabilities	—	(67,490)		—	67,490	—

Total	$—	$190,857		$—	$—	$190,857

(a)	As permitted under GAAP, we have elected to offset derivative assets and derivative liabilities under our master netting agreement.

(b)	The balance includes CVA and MVA aggregating $(23.4) million and $24.2 million at June 30, 2010 and December 31, 2009, respectively.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
     The fair value of an aircraft is classified as a Level 3 valuation. The unobservable inputs utilized in the calculation are described in our policy in Note N of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009.
     We measure the fair value of aircraft and certain other assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During the three months ended June 30, 2010, we recorded impairment charges of $60.6 million related to eight aircraft. The fair value for these aircraft was based upon recoverability assessments performed, in which it was determined that the carrying amount of the aircraft was not fully recoverable. Six of these aircraft are classified as Flight equipment held for sale, one aircraft is classified in Flight equipment under operating leases, and one aircraft is designated for part-out and was recorded in Lease receivables and other assets on our June 30, 2010, Condensed, Consolidated Balance Sheet. We also recorded a $3.5 million impairment charge to record spare parts inventory at its fair value.
     During the three months ended March 31, 2010, we performed recoverability assessments in conjunction with sales of aircraft and determined that 52 aircraft were not fully recoverable. Based upon a fair value analysis, we deemed these aircraft to be impaired and recorded charges of $351.8 million to record the aircraft to their fair value. Of the 52 aircraft that were impaired, we sold three during the three months ended June 30, 2010, and the remaining 49 were classified as Flight equipment held for sale as of June 30, 2010.
     Aggregate impairment charges recorded on 61 aircraft for the six months ended June 30, 2010, were $412.4 million. See Note C — Flight Equipment Marketing for more information.
     During the six months ended June 30, 2009, we recorded a $7.5 million impairment charge to record an aircraft classified as Flight equipment held for sale to its fair value. The aircraft was sold in the third quarter of 2009.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2010
(Unaudited)
I.	Fair Value Disclosures of Financial Instruments
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
     Debt Financing: Quoted market prices are used where available. The following assumptions were made when estimating the fair value of our debt financings:
     Long-term fixed rate debt: Cash flows are discounted using relevant swap zero curves and credit default swap spreads were used to incorporate cost of credit risk protection.
     Floating rate non-ECA debt: Cash flows are estimated using current forward rates. The cash flows are discounted using current swap zero curves and credit default swap spreads were used to incorporate cost of credit risk protection.
     ECA debt: Cash flows are estimated using current forward rates. The cash flows are discounted using current swap zero curves and include adjustments for cost of credit risk protection to reflect guarantees by the European ECAs, implying a AAA-rated government guarantee on the debt.
     Junior subordinated debt: Quoted market prices were used to value the junior subordinated debt.
     Derivatives: Fair values were based on the use of AIG valuation models that utilize, among other things, current interest, foreign exchange and volatility rates, as applicable.
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
     The carrying amounts and fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009, are as follows:

	June 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount of	Fair Value	Amount of	Fair Value
	Asset	of Asset	Asset	of Asset
	(Liability)	(Liability)	(Liability)	(Liability)
	Dollars in thousands)
Cash, including restricted cash	$3,853,215	$3,853,215	$652,067	$652,067
Notes receivable	97,526	99,375	112,060	107,063
Debt financing (including loans from AIG Funding, subordinated debt and foreign currency adjustment, excluding debt discount)	(31,545,822)	(30,225,767)	(30,112,395)	(26,762,955)
Derivative (liabilities) assets	(69,180)	(69,180)	190,857	190,857
Guarantees	(12,908)	(14,739)	(10,860)	(12,886)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2010
(Unaudited)
J.	Related Party Transactions
     We are party to cost and tax sharing agreements with AIG. Generally, these agreements provide for the allocation of corporate costs based upon a proportional allocation of costs to all subsidiaries. We also pay other subsidiaries of AIG a fee related to management services provided for certain of our foreign subsidiaries. We earned management fees from two trusts consolidated by AIG for the management of aircraft we sold to the trusts in prior years. During the six months ended June 30, 2010, we paid AIG $85.0 million that was due and payable on a loan related to certain tax planning activities we had participated in during 2002 and 2003.
     We borrowed $1.7 billion from AIG Funding, an affiliate of our parent, in March 2009 to assist in funding our liquidity needs. In the fourth quarter of 2009, we borrowed an additional $2.2 billion from AIG Funding and amended and restated the existing borrowings of $1.7 billion. A portion of the interest due on these loans may be payable-in-kind and added to the principal amount. See Note F — Debt Financings.
     All of our interest rate swap and foreign currency swap agreements are with AIGFP, a related party. See Note H — Fair Value Measurements and Note G — Derivative Activities. In addition, we purchase insurance through a broker who may place part of our policies with AIG. Total insurance premiums were $3.5 million and $3.2 million for the six-month periods ended June 30, 2010 and 2009, respectively.
     Our financial statements include the following amounts involving related parties:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Income Statement	2010	2009	2010	2009
	(Dollars in thousands)
Expense (income):
Interest expense on loans from AIG Funding	$62,035	$28,420	$122,545	$31,593
Effect from derivatives on contracts with AIGFP	(3,410)	7,141	(42,421)	5,027
Interest on derivative contracts with AIGFP	27,144	19,695	54,203	34,268
Lease revenue related to hedging of lease receipts with AIGFP	—	(318)	224	(1,480)
Allocation of corporate costs from AIG	1,617	3,221	5,877	3,497
Management fees received	(2,387)	(2,367)	(4,685)	(4,660)
Management fees paid to subsidiaries of AIG	114	257	354	437

	June 30,	December 31,
Balance Sheet	2010	2009
	(Dollars in thousands)
Asset (liability):
Loans payable to AIG Funding	$(3,938,487)	$(3,909,567)
Derivative (liabilities) assets, net	(70,831)	186,771
Income taxes payable to AIG	(85,592)	(80,924)
Taxes benefit sharing payable to AIG	—	(85,000)
Accrued corporate costs payable to AIG	(5,418)	(5,298)
Accrued interest payable to AIG	(708)	(672)
K.	Commitments and Contingencies
Guarantees
•	Asset Value Guarantees: We have guaranteed a portion of the residual value of 22 aircraft to financial institutions and other unrelated third parties for a fee. These guarantees expire at various dates through 2023 and generally obligate us to pay the shortfall between the fair market value and the guaranteed value of the aircraft and provide us with an option to purchase the aircraft for the

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2010
(Unaudited)
guaranteed value. At June 30, 2010, the maximum commitment that we would be obligated to pay under such guarantees, without any offset for the projected value of the aircraft, was approximately $530 million.

•	Aircraft Loan Guarantees: We have guaranteed two loans collateralized by aircraft to financial institutions for a fee. The guarantees expire in 2014, when the loans mature, and obligate us to pay an amount up to the guaranteed value upon the default of the borrower, which may be offset by a portion of the underlying value of the aircraft collateral. At June 30, 2010, the guaranteed value, without any offset for the projected value of the aircraft, was approximately $25 million.
     Management regularly reviews the underlying values of the aircraft collateral to determine our exposure under these guarantees. We were recently called upon to perform under an asset value guarantee and purchased an aircraft for approximately $4 million. The next strike date for asset value guarantees is in 2011. If called upon to perform under the contracts, we would purchase three aircraft for approximately $27.8 million. We do not currently anticipate that we will be required to perform under any of the three guarantees based upon the underlying values of the aircraft collateralized.
     In addition, in October 2009, we entered into guarantee agreements to guarantee the repayment of AIG’s obligations under the FRBNY Credit Agreement up to an amount equal to the aggregate outstanding balance of our borrowings from AIG Funding. See Note F — Debt Financings.
Legal Contingencies
•	Flash Airlines: We are named in lawsuits in connection with the January 3, 2004, crash of our Boeing 737-300 aircraft on lease to Flash Airlines, an Egyptian carrier. These lawsuits were filed by the families of victims on the flight and seek unspecified damages for wrongful death, costs and fees. The initial lawsuit was filed in May 2004 in California, and subsequent lawsuits were filed in California and Arkansas. All cases filed in the U.S. were dismissed on the grounds of forum non conveniens and transferred to the French Tribunal de Grande Instance civil court in either Bobigny or Paris. The Bobigny plaintiffs challenged French jurisdiction, whereupon the French civil court decided to retain jurisdiction. On appeal the Paris Court of Appeal reversed, and on appeal the French Cour de Cassation elected to defer its decision pending a trial on the merits. We believe we are adequately covered in these cases by the liability insurance policies carried by Flash Airlines and we have substantial defenses to these actions. We do not believe that the outcome of these lawsuits will have a material effect on our consolidated financial condition, results of operations or cash flows.

•	Krasnoyarsk Airlines: We leased a 757-200ER aircraft to a Russian airline, KrasAir, which is now the subject of a Russian bankruptcy-like proceeding. The aircraft lease was assigned to another Russian carrier, Air Company “Atlant-Soyuz” Incorporated, which defaulted under the lease. The aircraft has been detained by the Russian customs authorities on the basis of certain alleged violations of the Russian customs code by KrasAir. While we have prevailed in court proceedings, Russian custom authorities will not provide relevant documents to permit the aircraft to be removed from Russia. We are now pursuing alternative options to resolve the situation and, as such, have performed a recoverability assessment of the fair value of the aircraft. The aircraft was deemed to be impaired and we recorded an $8.1 million impairment charge to Selling, general and administrative expenses in the three months ended June 30, 2010. The aircraft had a net book value of $19.8 million at June 30, 2010. We cannot predict what the outcome of this matter will be, but we do not believe that it will be material to our consolidated financial position, results of operations or cash flows.

•	Estate of Volare Airlines: In November 2004, Volare, an Italian airline, filed for bankruptcy in Italy. Prior to Volare’s bankruptcy, we leased to Volare, through wholly-owned subsidiaries, two A320-200 aircraft and four A330-200 aircraft. In addition, we managed the lease to Volare by an

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2010
(Unaudited)
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
L.	Variable Interest Entities
     Our leasing and financing activities require us to use many forms of entities to achieve our business objectives and we have participated to varying degrees in the design and formation of these entities. Our involvement in VIEs varies from being a passive investor with involvement from other parties, to managing and structuring all the activities of the entity, or to being the sole shareholder and sole variable interest holder of the entity. Based on a new accounting standard described below, we only consolidate the results of VIEs for which we (i) control the activities that significantly impact the economic performance of the entity and (ii) have an obligation to absorb the losses of the entity or a right to receive benefits from the entity. Also see Note F — Debt Financings for more information on entities created for the purpose of obtaining financing.
Investment Activities
     We have variable interests in ten entities to which we previously sold aircraft. The interests include debt financings, preferential equity interests and, in some cases, providing guarantees to banks which had provided the secured senior financings to the entities. Each entity owns one aircraft. The individual financing agreements are cross-collateralized by the aircraft. In prior years, we had determined that we were the primary beneficiary of these entities due to our exposure to the majority of the risks and rewards of these entities and consolidated the entities into our condensed, consolidated financial statements. Because we did not have legal or operational control over, and did not own the assets of, nor were we directly obligated for the liabilities of these entities, we presented the assets and liabilities of the entities separately on our Condensed, Consolidated Balance Sheet at December 31, 2009. Assets in the amount of $79.7 million and liabilities in the amount of $6.5 million are included in our Condensed, Consolidated Balance Sheet at December 31, 2009, and net expense of $1.0 million is included in our Condensed, Consolidated Statement of Income for the period ended June 30, 2009.
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
Non-Recourse Financing Structures
     We continue to consolidate one entity in which ILFC has a variable interest that was established to obtain secured financing for the purchase of an aircraft. ILFC provided $39.0 million of subordinated financing to the entity and the entity borrowed $106.0 million from third parties, $82.0 million of which is non-recourse to ILFC. The entity owns one aircraft with a net book value of $139.6 million at June 30, 2010. We have determined that we are the primary beneficiary of this entity because we control and manage all aspects of this

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2010
(Unaudited)
entity, including directing the activities that most significantly affect the entity’s economic performance, and we absorb the majority of the risks and rewards of this entity.
     We also consolidate a wholly-owned subsidiary we created for the purpose of obtaining secured financing for an aircraft. The entity meets the definition of a VIE because it does not have sufficient equity to operate without ILFC’s subordinated financial support in the form of intercompany notes, which serve as equity even though they are legally debt instruments. This entity borrowed $55.4 million from a third party. The loan is non-recourse to ILFC and is secured by the aircraft and the lease receivables. The entity owns one aircraft with a net book value of $92.9 million at June 30, 2010. We have determined that we are the primary beneficiary of this entity because we control and manage all aspects of this entity, including directing the activities that most significantly affect the entity’s economic performance, and we absorb the majority of the risks and rewards of this entity.
Wholly-Owned ECA Financing Vehicles
     We have created certain wholly-owned subsidiaries for the purpose of purchasing aircraft and obtaining financing secured by such aircraft. The secured debt is guaranteed by the European ECAs. The entities meet the definition of a VIE because they do not have sufficient equity to operate without ILFC’s subordinated financial support in the form of intercompany notes, which serve as equity even though they are legally debt instruments. We control and manage all aspects of these entities and guarantee the activities of these entities and they are therefore consolidated into our condensed, consolidated financial statements.
Other Secured Financings
     We have created a number of wholly-owned subsidiaries for the purpose of obtaining secured financings. The entities meet the definition of a VIE because they do not have sufficient equity to operate without ILFC’s subordinated financial support in the form of intercompany notes, which serve as equity even though they are legally debt instruments. One of the entities borrowed $550 million from third parties and a portfolio of 37 aircraft will be transferred from ILFC to the subsidiaries of the entity to secure the loan. We control and manage all aspects of these entities and guarantee the activities of these entities and they are therefore consolidated into our condensed, consolidated financial statements. See Note F — Debt Financings for more information on these financings.
Wholly-Owned Leasing Entities
     We have created wholly-owned subsidiaries for the purpose of facilitating aircraft leases with airlines. The entities meet the definition of a VIE because they do not have sufficient equity to operate without ILFC’s subordinated financial support in the form of intercompany notes, which serve as equity even though they are legally debt instruments. We control and manage all aspects of these entities and guarantee the activities of these entities and they are therefore consolidated into our condensed, consolidated financial statements.
M.	Subsequent Events
     On July 6, 2010, we signed an agreement to sell six aircraft to a third party for an aggregate purchase price of approximately $299 million. As of June 30, 2010, the six aircraft met the criteria to be recorded as Flight equipment held for sale and we recorded impairment charges aggregating $40.1 million and lease charges aggregating $5.9 million related to the six aircraft for the three months ended June 30, 2010. As the impairment charges were in anticipation of the ultimate sale of the aircraft, the impairment charge and related lease charges were charged to Flight equipment marketing in the period ended June 30, 2010. The aggregate net book value of the six aircraft was approximately $290.7 million at June 30, 2010, after recording the impairment charges, and is included in Flight equipment held for sale on our June 30, 2010, Condensed, Consolidated Balance Sheet. Net cash proceeds from the sale will be transferred as the individual aircraft sales are consummated. The actual aggregate loss may differ from the impairment charge recorded depending on the timing of the completion of the sales of the aircraft.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2010
(Unaudited)
     On July 28, 2010, an aircraft owned by one of our non-restricted subsidiaries was involved in an accident that will likely result in a total loss of the aircraft. We believe that we have adequate insurance coverage and do not expect that this event will be material to our financial condition or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-looking Information
     This quarterly report on Form 10-Q and other publicly available documents may contain or incorporate statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the potential sale of us by our parent, AIG, the state of the airline industry, our access to the capital markets, our ability to restructure leases and repossess aircraft, the structure of our leases, regulatory matters pertaining to compliance with governmental regulations and other factors affecting our financial condition or results of operations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and “should,” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, economic and business conditions, which will, among other things, affect demand for aircraft, availability and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives, and environmental and safety requirements, as well as the factors discussed under “Part II — Item 1A. Risk Factors,” in this Form 10-Q. We do not intend and undertake no obligation to update any forward-looking information to reflect actual results or future events or circumstances.
Overview
     ILFC’s primary business operation is to acquire new commercial jet aircraft from aircraft manufacturers and other parties and lease those aircraft to airlines throughout the world. We also provide management services to investors and/or owners of aircraft portfolios for a management fee. In addition to our leasing activities, we sell aircraft from our leased aircraft fleet to other leasing companies, financial services companies and airlines. We have also provided asset value guarantees and a limited number of loan guarantees to buyers of aircraft, or to financial institutions, for a fee. Additionally, we remarket and sell aircraft owned, or managed, by others for a fee.
     Starting in the third quarter of 2008, worldwide economic conditions began to deteriorate significantly. The decline in economic conditions resulted in highly volatile markets, a steep decline in equity markets, less liquidity, the widening of credit spreads and several prominent financial institutions seeking governmental aid. In the first half of 2010, we began to see an improvement in these conditions and regained access to the debt markets.
Operating Results
     We reported net income of approximately $110.8 million and $47.8 million for the three- and six-month periods ended June 30, 2010, respectively. Our income before income taxes decreased approximately $190.0 million and $603.5 million for the three- and six-month periods ended June 30, 2010, respectively, compared to the same periods in 2009. The decreases are primarily due to (i) impairment and other lease related charges taken on aircraft we have agreed to sell to generate liquidity to repay maturing debt obligations and (ii) increasing costs of borrowing.
     Since March 31, 2010, we signed agreements to sell two aircraft portfolios aggregating 59 aircraft. We reclassified 56 of the 59 aircraft from Flight equipment under operating leases into Flight equipment held for sale and completed the sale of one of those aircraft during the three months ended June 30, 2010. Due to current market conditions, we recorded impairment charges on the aircraft sold or classified as Flight equipment held for sale, and lease related charges on some of those aircraft, during the six months ended June 30, 2010. As part of our normal recurring fleet assessment, we also completed the sale of two aircraft and designated one aircraft for part-out. Additional impairment charges were recorded related to those aircraft and on one other aircraft as part of our normal recurring assessment.
     We expect most of the sales of the aircraft classified as Flight equipment held for sale to be consummated during the remainder of 2010. The remaining 55 aircraft we have contracted to sell will generate aggregate gross proceeds of approximately $2.1 billion. The 56 aircraft reclassified to Flight equipment held for sale generated

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
aggregate quarterly lease revenue of approximately $70 million and the quarterly depreciation aggregated approximately $23 million.
     The reclassification of the aircraft from our lease fleet had the following additional impact on our operating income during the following periods:

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
	(Dollars in millions)
Impairment charges taken on aircraft	$53.0	$404.3
Lease related charges	5.2	89.2
     Our cost of borrowing is increasing as we refinance our existing debt with new financing arrangements, reflecting relatively higher interest rates due to our current long-term debt ratings. Our average composite interest rate for the three- and six-month periods ended June 30, 2010, increased 0.57% and 0.33%, respectively, compared to the same periods in 2009. Our average debt outstanding remained relatively constant over the three-month periods ended June 30, 2010 and 2009, and decreased slightly for the six months ended June 2010 as compared to the same period in 2009. We had cash and restricted cash aggregating $3.9 billion at June 30, 2010. If we were to pay down the principal balance of certain outstanding indebtedness using the unrestricted cash of approximately $3 billion, our interest expense would decrease by approximately $37 million per quarter, using our average composite interest rate for the three months ended June 30, 2010.
     Additionally, our estimated future overhaul reimbursements increased during 2010 and we recorded additional charges to Provision for overhauls of $42.6 million and $56.7 million in the three and six months ended June 30, 2010, respectively, to reflect the increase. As our average fleet ages, we anticipate that estimated future overhaul reimbursements will increase as well.
Our Fleet
     During the six months ended June 30 2010, we had the following activity related to Flight equipment under operating leases:

Number of Aircraft
Flight equipment under operating leases at December 31, 2009	993
Aircraft reclassified from Net investment in finance and sales-type leases	7
Aircraft purchases	5
Aircraft sold	(2)
Aircraft transferred to Flight equipment held for sale	(56)
Aircraft designated for part-out	(1)

Flight equipment under operating leases at June 30, 2010	946

     As of June 30, 2010, we owned 946 aircraft in our leased fleet, had four additional aircraft in the fleet classified as finance and sales-type leases, and provided fleet management services for 99 aircraft. We have contracted with Airbus and Boeing to buy 115 new aircraft for delivery through 2019 with an estimated purchase price of $13.5 billion, six of which are scheduled to deliver during 2011. Currently we are also considering purchasing new aircraft from airlines and leasing them back to the airlines. We anticipate financing the purchases in part by operating cash flows and in part by incurring additional debt. We have not entered into any new purchase agreements with manufacturers during 2010.
     Of the 115 aircraft on order, 74 are 787s from Boeing with the first aircraft currently scheduled to deliver in July 2012. The contracted delivery dates were originally scheduled from January 2010 through 2017, but Boeing has experienced delays in the production of the 787s. We have signed contracts for 29 of the 74 787s on order. The leases we have signed with our customers and our purchase agreements with Boeing are both subject to cancellation

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
clauses related to delays in delivery dates, though as of June 30, 2010, there have been no cancellations by any party. We are in discussions with Boeing related to revisions to the delivery schedule and potential delay compensation and penalties for which we may be eligible. Under the terms of our 787 leases, particular lessees may be entitled to share in any compensation that we receive from Boeing for late delivery of the aircraft.
Debt Financing
     We have generally financed our aircraft purchases through available cash balances, internally generated funds, including aircraft sales, and debt financings. During 2009, we were unable to issue commercial paper or unsecured debt and relied primarily on loans from AIG Funding, an affiliate of our parent, to fulfill our liquidity needs. During the six months ended June 30, 2010, we regained access to the debt markets and issued approximately $4.4 billion of secured and unsecured debt. The $4.4 billion included borrowing $326.8 million under our 2004 ECA facility to finance five Airbus aircraft delivered during the second quarter of 2010 and re-finance five Airbus aircraft purchased in 2009, entering into new secured financing transactions aggregating $1.3 billion, and issuing $2.75 billion aggregate principal amount of unsecured senior notes in private placements. See “Liquidity” below.
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
     In each of April and May 2010, European air space was closed to air traffic for a number of days as a result of eruptions of an Icelandic volcano. The International Air Transport Association has estimated lost revenue for the airline industry in excess of $1.7 billion during these periods. The eruptions had no significant impact on our operating income for the three or six-month periods ended June 30, 2010.
     Recently, we have seen improvements in passenger and freight traffic, and we currently see our customers increasingly willing to extend their existing leases. This is consistent with the beginning of a financial recovery of the airline industry. However, we continue to see financial stress to varying degrees across the airline industry largely precipitated by past volatility in fuel costs, lower demand for air travel, tightening of the credit markets, and generally worsened economic conditions. This financial stress has caused a slow-down in the airline industry. We believe that the worst of this cyclical downturn has passed and that our business, and that of our customers, will improve during the second half of 2010. Nevertheless, the negative impact on our operating results through lower lease rates and increased costs associated with repossessing and redeploying aircraft will continue through 2010 and 2011. In addition, lower lease rates could possibly result in future aircraft impairment charges.
     As a result of the above described financial stress on the airline industry, one of our customers, Skyservice Airlines Inc. (“Skyservice”), operating one owned aircraft, ceased operations on March 31, 2010. At June 30, 2010, we had leased the aircraft previously leased to Skyservice to another airline. On August 2, 2010, one of our customers, Mexicana de Aviación (“Mexicana”), operating 12 of our owned aircraft, of which eight are leased from us and four are subleased from another one of our customers, filed for bankruptcy protection. At August 6, 2010, the 12 aircraft remained in the possession of Mexicana. We had three aircraft in our fleet that were not subject to a signed lease agreement or a signed letter of intent at June 30, 2010, two of which were subsequently leased.
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
recoverability assessment and monitor those aircraft more closely, which may result in more frequent recoverability assessments. The recoverability of these aircraft is more sensitive to changes in contractual cash flows, future cash flow estimates and residual values. These aircraft are typically older planes that are less in demand and have lower lease rates. As of June 30, 2010, we had identified 15 aircraft as being susceptible to failing the recoverability test. These aircraft had a net book value of $333.6 million at June 30, 2010. Management believes that the carrying value of these aircraft is supported by the estimated future undiscounted cash flows expected to be generated by each aircraft. As a result of our recurring recoverability analysis, we recorded an $8.1 million impairment charge in Selling, general and administrative expenses on an aircraft that remained in our leased fleet for the three and six months ended June 30, 2010. We recorded impairment charges of $404.3 million in Flight equipment marketing for the six months ended June 30, 2010, including $359.3 million related to 56 aircraft reclassified as Flight equipment held for sale during the period, as discussed above under Operating Results.
     There are lags between changes in market conditions and their impact on our results, as contracts signed during times of higher lease rates currently remain in effect. Therefore, the current market conditions and their potential effect may not have yet been fully reflected in our results. Additionally, management monitors all lessees that are behind in lease payments and discusses relevant operational and financial issues facing the lessees with our marketing executives in order to determine the amount of rental income to recognize for the past due amounts. Lease payments are due in advance and we generally recognize rental income only to the extent we have received payments or hold security deposits. At June 30, 2010, 14 customers operating 51 aircraft were two or more months past due on $19.9 million of lease payments relating to some of those aircraft. Of this amount, we recognized $14.7 million in rental income through June 30, 2010. In comparison, at June 30, 2009, 22 customers operating 109 aircraft were two or more months past due on $80.6 million of lease payments relating to some of those aircraft, $70.0 million of which we recognized in rental income through June 30, 2009. The decrease is primarily due to restructuring $35.1 million of past due lease payments in the fourth quarter of 2009 and $15.9 million during the six months ended June 30, 2010.
     Management also reviews all outstanding notes that are in arrears to determine whether we should reserve for, or write off any portion of, the notes receivable. In this process, management evaluates the collectability of each note and the value of the underlying collateral, if any, by discussing relevant operational and financial issues facing the lessees with our marketing executives. As of June 30, 2010, customers with $2.3 million carrying value of notes receivable, net of reserves, were two months or more behind on principal and interest payments totaling $4.9 million.
     Despite industry cyclicality and current financial stress, we remain optimistic about the long-term future of air transportation and, more specifically, the growing role that the leasing industry and ILFC specifically, provides in facilitating the fleet transactions necessary for the growth of commercial air transport. At June 30, 2010, we had signed leases for all of our new aircraft deliveries through the end of August 2012. Furthermore, our contractual purchase commitments for future new aircraft deliveries from 2011 to 2019 are at historic lows. For these reasons, we believe we are well positioned to manage the current cycle and to take advantage of improving market conditions.
Liquidity
     During the six months ended June 30, 2010, we regained access to debt markets, to which we had limited access throughout 2009. We issued secured and unsecured debt aggregating $4.4 billion to support our liquidity needs in excess of our operating cash flows. The $4.4 billion included borrowing $326.8 million under our 2004 ECA facility to finance five Airbus aircraft and to re-finance five Airbus aircraft purchased in 2009, entering into new secured financing transactions aggregating $1.3 billion, and issuing $2.75 billion aggregate principal amount of unsecured senior notes in private placements. Of the $1.3 billion of secured financings, $501 million was restricted from use in our operations at June 30, 2010, and becomes available to us as we transfer collateral to certain subsidiaries we created to hold the aircraft serving as collateral.
     As of June 30, 2010, we had approximately $3.9 billion of cash and cash equivalents, $383 million of which was restricted under our ECA facilities due to our current long-term debt ratings and $501 million of which is

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
restricted until we transfer collateral, as described above. At August 5, 2010, $74.2 million of the $501 million had become available to us. See Note D of Notes to Condensed Consolidated Financial Statements.
     At June 30, 2010, we did not have any borrowing capacity available under our revolving credit facilities and one facility with $2.0 billion outstanding is scheduled to mature in October 2010. In addition, we had minimal capacity under the permitted secured indebtedness basket contained in our public debt indentures and certain of our bank loans. At June 30, 2010, we were able to enter into secured financings for up to 12.5% of our consolidated net tangible assets, as defined in our debt agreements, which was approximately $5 billion, nearly all of which we had borrowed. On April 16, 2010, we amended our revolving bank facility originally maturing in October 2011 to, among other things, increase our capacity to enter into secured financings to up to 35% of consolidated net tangible assets upon the completion of certain collateralization requirements. Prior to the completion of the collateralization requirements, we can incur secured indebtedness in excess of the current permitted secured indebtedness basket of 12.5% of consolidated tangible net assets under certain of our bank facilities, provided that we use the net cash proceeds to prepay the obligations under our revolving credit facility maturing in October 2010 and one of our term loans maturing in 2011. Under our public debt indentures we may also be able to obtain secured financings without regard to the 12.5% consolidated net tangible assets limit in such indentures by doing so through subsidiaries that qualify as non-restricted subsidiaries under our public debt indentures.
     We anticipate that we will complete most of the sales of 55 aircraft that are classified as Flight equipment held for sale at June 30, 2010, during the remainder of 2010. The sales will generate approximately $2.1 billion in proceeds. The proceeds are receivable upon the completion of each individual sale. As of August 5, 2010, we had completed four sales generating proceeds of $108.9 million. The 56 aircraft reclassified to Flight equipment held for sale generated aggregate quarterly lease revenue of approximately $70 million. As part of our ongoing fleet strategy, we may pursue additional potential aircraft sales. In evaluating potential aircraft sales, we are balancing the need for funds with the long-term value of holding aircraft and other financing alternatives. Because the current market for aircraft is depressed due to the economic downturn and limited availability of buyer financing, any additional aircraft sales would likely also result in a realized loss. As discussed above under Operating Results, due to current market conditions, we recorded aircraft impairment losses of $404.3 million and lease related expenses of $89.2 million for the six months ended June 30, 2010, related to disposals, or contracted future disposals, of aircraft.
     We do not have any scheduled aircraft purchases delivering during the remainder of 2010, and six new aircraft with an estimated purchase price of $247.6 million are scheduled to deliver during 2011. We plan to finance those deliveries partly by operating cash flows and partly by incurring additional debt. If we are unable to meet our aircraft purchase commitments as they become due, it could expose us to breach of contract claims by our lessees and the manufacturers, as discussed under “Part II — Item 1A. Risk Factors — Liquidity Risk.”
     We believe the sources of liquidity mentioned above, together with our cash generated from operations, will be sufficient to operate our business and repay our debt maturities for at least the next twelve months.
     In addition, based on our level of increased liquidity and expected future sources of funding, including future cash flows from operations, AIG now expects that we will be able to meet our existing obligations as they become due for at least the next twelve months solely from our future cash flows from operations, potential debt issuances and aircraft sales. Therefore, while AIG has acknowledged its intent to support us through February 28, 2011, at the current time AIG believes that any further extension of such support will not be necessary. We are also currently seeking financing, which could be secured or unsecured debt, to repay all or a portion of the outstanding amount of approximately $3.9 billion under our term loans from AIG Funding. See “Debt Financings—Loans from AIG Funding” below.
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
     AIG has been dependent on transactions with the FRBNY as its primary source of liquidity, as more fully described in AIG’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.
AIG Loan from the FRBNY
     AIG has a revolving credit facility and a guarantee and pledge agreement with the FRBNY. AIG’s obligations under the FRBNY Credit Agreement are guaranteed by certain AIG subsidiaries and secured by a pledge of certain assets of AIG and its subsidiaries. We have entered into guarantee agreements under which we agreed to guarantee AIG’s repayment of the FRBNY Credit Agreement up to the aggregate outstanding loan obligations we owe to AIG Funding, which is currently $3.9 billion. See “Debt Financings—Loans from AIG Funding” below. As a subsidiary of AIG, we are also subject to covenants under the FRBNY Credit Agreement, including covenants that may, among other things, limit our ability to incur debt, encumber our assets, enter into sale-leaseback transactions, make equity or debt investments in other parties and pay distributions and dividends on our capital stock. AIG is required to repay the FRBNY Credit Agreement primarily from proceeds of sales of assets, including businesses. AIG is exploring divestiture opportunities for its non-core businesses. Although AIG has no present intention to sell us, it is considering strategic alternatives for ILFC, which may include the sale of additional aircraft portfolios to third parties.
AIG Going Concern Consideration
     In connection with the preparation of its quarterly report on Form 10-Q for the quarter ended June 30, 2010, AIG management assessed whether AIG has the ability to continue as a going concern. Based on the U.S. government’s continuing commitment, the already completed transactions with the FRBNY, AIG management’s plans and progress made to stabilize its businesses and dispose of certain of its assets, and after consideration of the risks and uncertainties of such plans, AIG management indicated in the AIG quarterly report on Form 10-Q for the period ended June 30, 2010, that it believes that it will have adequate liquidity to finance and operate its businesses, execute its asset disposition plan, and repay its obligations for at least the next twelve months. It is possible that the actual outcome of one or more of AIG management’s plans could be materially different, or that one or more of AIG management’s significant judgments or estimates about the potential effects of these risks and uncertainties could prove to be materially incorrect, or that the transactions with the FRBNY discussed in AIG’s Form 10-Q fail to achieve their desired objectives. If one or more of these possible outcomes is realized and financing is not available, AIG may need additional U.S. government support to meet its obligations as they come due. If AIG is not able to continue as a going concern it will have a significant impact on our operations, including limiting our ability to issue new debt.
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
Debt Financings
     We generally fund our operations, including aircraft purchases, through available cash balances, internally generated funds, including aircraft sales, and debt financings. We borrow funds to purchase new and used flight equipment, make progress payments during aircraft construction and pay off maturing debt obligations. These funds have in the past been borrowed principally on an unsecured basis from various sources, and include both public debt and bank facilities. During 2009, we were unable to access our traditional sources of liquidity and borrowed $3.9 billion from AIG Funding, a subsidiary of AIG.
     During the six months ended June 30, 2010, we borrowed approximately $4.4 billion and $1.6 billion was provided by operating activities. The $4.4 billion borrowed included $2.75 billion aggregate principal amount of senior unsecured notes, $1.3 billion of secured financings, and $326.8 million borrowed under our 2004 ECA facility to fund Airbus aircraft purchases. At June 30, 2010, we had approximately $3 billion in cash and cash equivalents available for use in our operations and $884 million of restricted cash, $74.2 million of which subsequently became available as we fulfilled certain collateral requirements, as discussed below under Other Secured Financing Arrangements. We also have agreed to sell aircraft that will generate future cash flows of approximately $2.1 billion.
     At June 30, 2010, we were in compliance in all material respects with the covenants in our debt agreements, including our financial covenants to maintain a maximum ratio of consolidated indebtedness to consolidated tangible net worth, a minimum fixed charge coverage ratio and a minimum consolidated tangible net worth.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     Our debt financing was comprised of the following at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Secured
ECA financings	$3,051,370	$3,004,763
Loans from AIG Funding	3,938,487	3,909,567
Bank debt (a)	2,155,000	—
Other secured financings (b)	1,444,775	153,116

	10,589,632	7,067,446
Unsecured
Bonds and Medium-Term Notes	17,435,560	16,566,099
Bank debt	2,464,250	5,087,750

	19,899,810	21,653,849
Total Secured and Unsecured Debt Financing	30,489,442	28,721,295
Less: Deferred debt discount	(65,492)	(9,556)

	30,423,950	28,711,739
Subordinated Debt	1,000,000	1,000,000

	$31,423,950	$29,711,739

Selected interest rates and ratios which include the economic effect of derivative instruments:
Composite interest rate	5.07%	4.35%
Percentage of total debt at fixed rates	59.66%	58.64%
Composite interest rate on fixed rate debt	5.96%	5.42%
Bank prime rate	3.25%	3.25%

(a)	On April 16, 2010, we entered into an amendment to our revolving credit facility dated October 13, 2006. Upon effectiveness of this amendment, approximately $2.2 billion of our previously unsecured bank debt became secured by the equity interests in certain of our non-restricted subsidiaries. Those subsidiaries, upon completion of the transfer of certain aircraft into the subsidiaries, will hold a pool of aircraft with an appraised value of not less than 133% of the principal amount of the outstanding loans.

(b)	Includes secured financings non-recourse to ILFC of $121.7 million and $129.6 million at June 30, 2010 and December 31, 2009, respectively.
     The above amounts represent the anticipated settlement of our outstanding debt obligations as of June 30, 2010 and December 31, 2009. Certain adjustments required to present currently outstanding hedged debt obligations have been recorded and presented separately on our Condensed, Consolidated Balance Sheet, including adjustments related to foreign currency hedging and interest rate hedging activities. We have eliminated the currency exposure arising from foreign currency denominated notes by hedging the notes through swaps. Foreign currency denominated debt is translated into US dollars using exchange rates as of each balance sheet date. The foreign exchange adjustment for the foreign currency denominated debt hedged with derivative contracts increased the balance by $56.4 million at June 30, 2010 and $391.1 million at December 31, 2009. Composite interest rates and percentages of total debt at fixed rates reflect the effect of derivative instruments. The higher composite interest rate at June 30, 2010, compared to December 31, 2009, is due to recently issued secured and unsecured debt with relatively higher interest rates due to our current long-term debt ratings. We expect our composite interest rate to increase as we refinance our existing debt with higher cost financings.
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
accordingly, we consolidate such entities into our condensed, consolidated financial statements. See Note L of Notes to Condensed, Consolidated Financial Statements for more information on VIEs.
ECA Financings
     We entered into ECA facility agreements in 1999 and 2004 through non-restricted subsidiaries. The facilities were used to fund purchases of Airbus aircraft through 2001 and June 2010, respectively. New financings are no longer available to us under either ECA facility. The loans made under the ECA facilities were used to fund a portion of each aircraft’s net purchase price. The loans are guaranteed by various European ECAs. We have collateralized the debt with pledges of the shares of wholly-owned subsidiaries that hold title to the aircraft financed under the facilities.
     In January 1999, we entered into the 1999 ECA facility to borrow up to $4.3 billion for the purchase of Airbus aircraft delivered through 2001. We used $2.8 billion of the amount available under this facility to finance purchases of 62 aircraft. Each aircraft purchased was financed by a ten-year fully amortizing loan with interest rates ranging from 5.753% to 5.898%. At June 30, 2010, 17 loans with an aggregate principal value of $72.8 million remained outstanding under the facility and the net book value of the aircraft owned by the subsidiary was $1.7 billion.
     In May 2004, we entered into the 2004 ECA facility, which was most recently amended in May 2009 to allow us to borrow up to $4.6 billion for the purchase of Airbus aircraft delivered through June 30, 2010. We used $4.3 billion of the available amount to finance purchases of 76 aircraft. Each aircraft purchased was financed by a ten-year fully amortizing loan. As of June 30, 2010, approximately $3 billion was outstanding under this facility. The interest rates on the loans outstanding under the facility are either fixed or based on LIBOR and ranged from 0.39% to 4.71% at June 30, 2010. The net book value of the related aircraft was $4.4 billion at June 30, 2010.
     Our current long-term debt ratings require us to segregate security deposits, maintenance reserves and rental payments received for aircraft with loan balances outstanding under the 1999 and 2004 ECA facilities (segregated rental payments are used to make scheduled principal and interest payments on the outstanding debt). The segregated funds are deposited into separate accounts pledged to and controlled by the security trustees of the facilities. In addition, we must register the existing individual mortgages on the aircraft funded under both the 1999 and 2004 ECA facilities in the local jurisdictions in which the respective aircraft are registered (mortgages are only required to be filed on aircraft with loan balances outstanding or otherwise as agreed in connection with the cross-collateralization as described below). At June 30, 2010, we had segregated security deposits, maintenance reserves and rental payments aggregating approximately $383 million related to aircraft funded under the 1999 and 2004 ECA facilities. The segregated amounts will fluctuate with changes in deposits, maintenance reserves and debt maturities related to the aircraft funded under the facilities.
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
     We also agreed to additional restrictive covenants relating to the 2004 ECA facility, restricting us from (i) paying dividends on our capital stock with the proceeds of asset sales and (ii) selling or transferring aircraft with an aggregate net book value exceeding a certain disposition amount, which is currently approximately $10.7 billion. The disposition amount will be reduced by approximately $91.4 million at the end of each calendar quarter during the effective period. The covenants are in effect from the date of the agreement until December 31, 2012. A breach of these restrictive covenants would result in a termination event for the ten loans funded subsequent to the date of

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
the agreement and would make those loans, which aggregated $318.0 million at June 30, 2010, due in full at the time of such a termination event.
     In addition, if a termination event resulting in an acceleration event were to occur under the 1999 or 2004 ECA facility, we would have to segregate lease payments, maintenance reserves and security deposits received after such acceleration event occurred relating to all the aircraft subject to the 1999 ECA facility, including those aircraft no longer subject to a loan.
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
     We are also required to prepay the loans, without penalty or premium, upon (i) the sale of a pledged aircraft (other than upon the sale or transfer to a co-borrower under the loans) in an amount equal to 75% of the net sale proceeds; (ii) the receipt of any hull insurance, condemnation or other proceeds in respect of any event of loss suffered by a pledged aircraft in an amount equal to 75% of the net proceeds received on account thereof; and (iii) the removal of an aircraft from the collateral pool (other than in connection with the substitution of a non-pool aircraft for such removed aircraft in accordance with the terms of the loans) in an amount equal to 75% of the most recent appraised value of such aircraft. In addition, we are required to repay the loans in full upon the occurrence of a change in control, which is defined in the loan agreements to include AIG ceasing to beneficially own 100% of our equity interests. We may voluntarily prepay the loans in part or in full at any time without penalty or premium. On April 13, 2010, we entered into an agreement to sell a portfolio of 53 aircraft, some of which serve as collateral for the loans from AIG Funding, and we agreed with AIG Funding and the FRBNY not to make any prepayment of the loans in connection with the sale but to substitute alternative aircraft for the aircraft serving as collateral that are being sold. On July 6, 2010, we entered into an agreement to sell a portfolio of six aircraft, all of which serve as collateral for the loans from AIG Funding, and we intend to prepay the loans in an amount equal to 75% of the net sale proceeds.
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
satisfactory to the FRBNY by December 1, 2009, and as a result entered into temporary waivers and amendments which (i) will require us to transfer pledged aircraft to special purpose entities within a prescribed time period (not less than three months from the date of notice) upon request, at any time by AIG Funding (the “Transfer Mandate”) and (ii) allow us to release the temporary collateral of approximately $9.2 billion once we have completed such transfers and perfected the security interests of all such aircraft for the benefit of AIG Funding and the FRBNY. In addition, we were required to add certain aircraft leasing subsidiaries as co-obligors on the loans. Pursuant to the temporary waiver and amendment, until all perfection requirements with regard to the pledged aircraft have been satisfied, the interest rate was increased to three-month LIBOR plus a margin of 6.025%, of which 3.0% may be paid-in-kind (of which some has been added to the principal balance of the loans and some has been paid in cash). Additionally, if we do not comply with a Transfer Mandate within the prescribed time period, we will be in default under the loan agreements with AIG Funding and the interest rate may increase to three-month LIBOR with a 2.0% floor plus a margin of 9.025%. As of August 6, 2010, the FRBNY had not presented us with a Transfer Mandate. Within 30 days after our compliance with the perfection requirements for all of the pledged aircraft, including the transfer of all pledged aircraft to special purpose entities, a pool of aircraft with a 50% loan-to-value ratio will be selected by AIG Funding and the FRBNY from the pledged aircraft, and the remaining additional temporary collateral will be released. In addition, after our compliance with the perfection requirements, the interest margin of the loans will revert to 3.025%.
     We are currently seeking financing, which could be secured or unsecured debt, to repay all or a portion of the outstanding amount of approximately $3.9 billion under our term loans from AIG Funding.
Secured Bank Debt
     We have a revolving credit facility, dated October 13, 2006, under which the maximum amount available of $2.5 billion is outstanding. On April 16, 2010, we entered into an amendment to this facility with lenders holding $2.155 billion of the outstanding loans under the facility (the “Electing Lenders”). Subject to the satisfaction of the collateralization requirements discussed below, the Electing Lenders agreed to, among other things:
•	Increase our permitted secured indebtedness basket under the credit facility from 12.5% to 35% of our Consolidated Tangible Net Assets, as defined in the credit agreement;

•	Extend the scheduled maturity date of their loans totaling $2.155 billion to October 2012. The extended loans will bear interest at LIBOR plus a margin of 2.15%, plus facility fees of 0.2% on the outstanding principal balance; and

•	Permit liens securing (i) the loans held by the Electing Lenders and (ii) certain funded term loans in an aggregate amount not to exceed $500 million.
     The collateralization requirement provides that the $2.155 billion of loans held by Electing Lenders must be secured by a lien on the equity interests of certain of ILFC’s non-restricted subsidiaries that will own aircraft with aggregate appraised values of not less than 133% of the $2.155 billion principal amount (the “Required Collateral Amount”). We must transfer all aircraft meeting the Required Collateral Amount to the pledged subsidiaries prior to April 16, 2011. The amendment also requires, subject to our right to post cash collateral for any shortfall, that we transfer one third of the required aircraft on or prior to October 16, 2010, and an additional one third of the required aircraft on or prior to January 16, 2011. After we have transferred the required amount of aircraft to the pledged subsidiaries, the credit facility includes an ongoing requirement, tested periodically, that the appraised value of the eligible aircraft owned by the pledged subsidiaries must be equal to or greater than 100% of the Required Collateral Amount. This ongoing requirement is subject to the right to transfer additional eligible aircraft to the pledged subsidiaries or ratably prepay the loans held by the Electing Lenders. We also guarantee the loans held by the Electing Lenders through certain other subsidiaries.
     The amended facility permits us to incur liens securing certain additional secured indebtedness prior to the satisfaction of the collateralization requirement, provided we use any net cash proceeds from the additional secured indebtedness to prepay the obligations under our revolving credit facility expiring in October 2010 and one of our term loans maturing in 2011. The amended facility prohibits us from re-borrowing amounts repaid under this facility for any reason.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     The remaining $345 million of loans held by lenders who are not party to the amendment will mature on their originally scheduled maturity date in October 2011 without any increase to the margin.
Other Secured Financing Arrangements
     In May 2009, ILFC provided $39.0 million of subordinated financing to a non-restricted subsidiary. The entity used these funds and an additional $106.0 million borrowed from third parties to purchase an aircraft, which it leases to an airline. ILFC acts as servicer of the lease for the entity. The $106.0 million loan has two tranches. The first tranche is $82.0 million, fully amortizes over the lease term, and is non-recourse to ILFC. The second tranche is $24.0 million, partially amortizes over the lease term, and is guaranteed by ILFC. Both tranches of the loan are secured by the aircraft and the lease receivables. Both tranches mature in May 2018 with interest rates based on LIBOR. At June 30, 2010, the interest rates on the $82.0 million and $24.0 million tranches were 3.504% and 5.204%, respectively. The entity entered into two interest rate cap agreements to economically hedge the related LIBOR interest rate risk in excess of 4.00%. At June 30, 2010, $95.1 million was outstanding under the two tranches and the net book value of the aircraft was $139.6 million.
     In June 2009, we borrowed $55.4 million through a non-restricted subsidiary, which owns one aircraft leased to an airline. Half of the original loan amortizes over five years and the remaining $27.7 million is due in 2014. The loan is non-recourse to ILFC and is secured by the aircraft and the lease receivables. The interest rate on the loan is fixed at 6.58%. At June 30, 2010, $49.7 million was outstanding and the net book value of the aircraft was $92.9 million.
     On March 17, 2010, we entered into a $750 million term loan agreement secured by 43 aircraft and all related equipment and leases. The aircraft had an average appraised base market value of approximately $1.3 billion, for an initial loan-to-value ratio of approximately 56%. The loan matures on March 17, 2015, and bears interest at LIBOR plus a margin of 4.75% with a LIBOR floor of 2.0%. The principal of the loan is payable in full at maturity with no scheduled amortization, but we can voluntarily prepay the loan at any time, subject to a 1% prepayment penalty prior to March 17, 2011. On March 17, 2010, we also entered into an additional term loan agreement of $550 million through a newly formed non-restricted subsidiary. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain non-restricted subsidiaries of ILFC that hold title to 37 aircraft. The aircraft had an average appraised base market value of approximately $969 million, for an initial loan-to-value ratio of approximately 57%. The loan matures on March 17, 2016, and bears interest at LIBOR plus a margin of 5.0% with a LIBOR floor of 2.0%. The principal of the loan is payable in full at maturity with no scheduled amortization. The proceeds from this loan are restricted from use in our operations until we transfer the related collateral to the non-restricted subsidiaries. At June 30, 2010, $501 million of the proceeds remained restricted. At August 5, 2010, $74.2 million of the $501 million had become available to us. We can voluntarily prepay the loan at any time subject to a 2% prepayment penalty prior to March 17, 2011, and a 1% prepayment penalty prior to March 17, 2012. Both loans require a loan-to-value ratio of no more than 63%.
Bonds and Medium-Term Notes
     Automatic Shelf Registration: We have an effective automatic shelf registration statement filed with the SEC. As a result of our WKSI status, we have an unlimited amount of debt securities registered for sale. At June 30, 2010, we had $12.8 billion of bonds and MTNs outstanding, issued under previous registration statements, with interest rates ranging from 0.62% to 7.95%.
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
     Other Senior Notes: On March 22, 2010 and April 6, 2010, we issued a combined $1.25 billion aggregate principal amount of 8.625% senior notes due September 15, 2015, and $1.5 billion aggregate principal amount of 8.750% senior notes due March 15, 2017, pursuant to an indenture dated as of March 22, 2010. The aggregate net

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
proceeds from the issuances were approximately $2.67 billion after deducting initial purchasers’ discounts and estimated offering expenses. The notes are due in full on their scheduled maturity dates. The notes are not subject to redemption prior to their stated maturity and there are no sinking fund requirements. In connection with the note issuances, we entered into registration rights agreements obligating us to, among other things, complete a registered exchange offer to exchange the notes of each series for new registered notes of such series with substantially identical terms, or register the notes pursuant to a shelf registration statement.
     If (i) the registration statement for the exchange offer is not declared effective by the SEC by January 26, 2011, or ceases to be effective during the required effectiveness period, (ii) we are unable to consummate the exchange offer by March 22, 2011, or (iii) if applicable, the shelf registration statement has not been declared effective or ceases to be effective during the required effectiveness period, the annual interest rate on affected notes will increase by 0.25% per year for the first 90-day period during which such registration default continues. The annual interest rate on such notes will increase by an additional 0.25% per year for each subsequent 90-day period during which such registration default continues, up to a maximum additional rate of 0.50% per year. If the registration default is cured, the applicable interest rate will revert to the original level.
     The indenture governing the notes contains customary covenants that, among other things, restrict our and our restricted subsidiaries’ ability to (i) incur liens on assets; (ii) declare or pay dividends or acquire or retire shares of our capital stock during certain events of default; (iii) designate restricted subsidiaries as non-restricted subsidiaries or designate non-restricted subsidiaries; (iv) make investments in or transfer assets to non-restricted subsidiaries; and (v) consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets.
Unsecured Bank Debt
     Revolving Credit Facility: We have a $2.0 billion unsecured revolving credit facility, entered into with an original group of 35 banks, expiring in October 2010. This revolving credit facility provides for interest rates that vary according to the pricing option selected at the time of borrowing. Pricing options include a base rate, a rate ranging from 0.25% over LIBOR to 0.65% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. The credit facility is subject to facility fees, currently 0.2% of amounts available. We are currently paying the maximum fees under the facility. The fees are based on our current credit ratings and may decrease in the event of an upgrade to our ratings. As of June 30, 2010, the maximum amount available of $2.0 billion under our unsecured revolving credit facility was outstanding and interest was accruing at 0.90%.
     On April 16, 2010, we entered into an amendment to our revolving credit facility expiring in October 2010. The amendment permits, among other things, liens securing (i) the loans under the revolving credit facility originally expiring in October 2011 and (ii) certain other funded term loans in an aggregate principal amount not to exceed $500 million. The amendment also permits certain additional secured indebtedness in excess of the credit facility’s permitted secured indebtedness basket of 12.5% of Consolidated Tangible Net Assets (as defined in the credit agreement), provided we use any net cash proceeds from such additional secured indebtedness to prepay the obligations under the revolving credit facility expiring in October 2010 and one of our term loans maturing in 2011.
     In addition, $345 million of the outstanding loans under our revolving credit facility originally expiring in October 2011, held by lenders not party to the amendment to that facility, remain unsecured and will mature on their originally scheduled maturity date in October 2011. See “—Secured Bank Debt” above.
     Term Loans: From time to time, we enter into funded bank financing arrangements. As of June 30, 2010, approximately $119 million was outstanding under these term loan agreements, with varying maturities through December 2011. The interest rates are based on LIBOR with spreads ranging from 0.3% to 1.8%. At June 30, 2010, the interest rates ranged from 0.61% to 2.34%. In April 2010, we prepaid $410 million of our term loans with original maturity dates in 2011 and 2012. We also amended two of our remaining term loans to allow additional liens in excess of our bank facilities’ permitted secured indebtedness basket of 12.5% of Consolidated Tangible Net Assets, in certain cases subject to prepayment requirements similar to the requirements described above for our revolving credit facility due October 2010. See “Unsecured Bank Debt—Revolving Credit Facility” above. In

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
connection with such amendments, we increased the interest rate spread on our $75 million term loan maturing in December 2011 by 1.5%.
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
Commercial Paper
     Commercial Paper: We have a $6.0 billion Commercial Paper Program and we had access to the FRBNY CPFF until January 2009. As previously discussed under “Liquidity,” due to our current short-term debt ratings it is presently economically unattractive to issue new commercial paper and we cannot determine when we may issue commercial paper again. At June 30, 2010, we have no commercial paper outstanding.
Derivatives
     We employ derivative products to manage our exposure to interest rates risks and foreign currency risks. We enter into derivative transactions only to economically hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements, foreign currency swap agreements and interest rate cap agreements. At June 30, 2010, all our interest rate swap and foreign currency swap agreements were designated as and accounted for as cash flow hedges and we had not designated our interest rate cap agreements as hedges.
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
Credit Ratings
     Our current long-term debt ratings impose the following restrictions under our 1999 and 2004 ECA facilities: (i) we must segregate all security deposits, maintenance reserves and rental payments related to the aircraft financed under our 1999 and 2004 ECA facilities into separate accounts controlled by the security trustees (segregated rental payments are used to make scheduled principal and interest payments on the outstanding debt) and (ii) we must file individual mortgages on the aircraft funded under both the1999 and 2004 ECA facilities in the local jurisdictions in which the respective aircraft are registered.
     While a ratings downgrade does not result in a default under any of our debt agreements, it would adversely affect our ability to issue unsecured debt, obtain new financing arrangements or renew existing arrangements, and would increase the cost of such financing arrangements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     The following table summarizes our current ratings by Fitch, Moody’s and S&P, the nationally recognized rating agencies:
Unsecured Debt Ratings

Date of Last
Rating Agency	Long-term Debt	Corporate Rating	Outlook	Ratings Action

Fitch	BB	BB	Evolving	April 30, 2010
Moody’s	B1	Not Rated	Negative	December 18, 2009
S&P	BB+	BBB-	Negative	January 25, 2010
Secured Debt Ratings

	$750 Million	$550 Million
Rating Agency	Term Loan	Term Loan

Fitch	BBB-	BB
Moody’s	Ba2	Ba3
S&P	BBB	BBB-
     These credit ratings may be changed, suspended or withdrawn at any time by the rating agencies as a result of various circumstances including changes in, or unavailability of, information.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Existing Commitments
     The following table summarizes our contractual obligations at June 30, 2010:

	Commitments Due by Fiscal Year
	Total	2010	2011	2012	2013	2014	Thereafter
	(Dollars in thousands)
Bonds and medium-term notes	$17,435,560	$2,143,282	$4,379,105	$3,570,786	$3,541,361	$1,040,482	$2,760,544
Unsecured Bank Loans	2,464,250	2,044,250	420,000	—	—	—	—
Secured Bank Loans	2,155,000	—	—	2,155,000	—	—	—
ECA Financings	3,051,370	258,216	458,007	428,960	428,960	423,863	1,053,364
Other Secured Financings	1,444,775	6,588	13,901	14,878	15,963	36,716	1,356,729
Loans from AIG Funding	3,938,487	—	—	—	3,938,487	—	—
Subordinated Debt	1,000,000	—	—	—	—	—	1,000,000
Interest Payments on Debt Outstanding (a)(b)(c)	8,246,245	823,020	1,359,429	1,086,916	828,988	488,189	3,659,703
Operating Leases (d)(e)	65,580	5,792	11,968	12,448	12,947	13,362	9,063
Pension Obligations (f)	8,483	1,268	1,319	1,370	1,431	1,512	1,583
Purchase Commitments	13,502,100	—	247,600	639,400	1,103,000	1,822,700	9,689,400

Total	$53,311,850	$5,282,416	$6,891,329	$7,909,758	$9,871,137	$3,826,824	$19,530,386

Contingent Commitments

	Contingency Expiration by Fiscal Year
	Total	2010	2011	2012	2013	2014	Thereafter
	(Dollars in thousands)
AVGs (g)	$554,524	$—	$27,842	$78,950	$96,003	$39,115	$312,614

Total (h)	$554,524	$—	$27,842	$78,950	$96,003	$39,115	$312,614

(a)	Includes interest on loans from AIG Funding.

(b)	Future interest payments on floating rate debt are estimated using floating interest rates in effect at June 30, 2010.

(c)	Includes the effect of interest rate and foreign currency derivative instruments.

(d)	Excludes fully defeased aircraft sale-lease back transactions.

(e)	Minimum rentals have not been reduced by minimum sublease rentals of $7.2 million receivable in the future under non-cancellable subleases.

(f)	Our pension obligations are part of intercompany expenses, which AIG allocates to us on an annual basis. The amount is an estimate of such allocation. The column “2010” consists of total estimated allocations for 2010 and the column “Thereafter” consists of the 2015 estimated allocation. The amount allocated has not been material to date.

(g)	From time to time, we participate with airlines, banks and other financial institutions in the financing of aircraft by providing asset guarantees, put options or loan guarantees collateralized by aircraft. As a result, should we be called upon to fulfill our obligations, we would have recourse to the value of the underlying aircraft.

(h)	Excluded from total contingent commitments are $196.5 million of uncertain tax liabilities. The future cash flows to these liabilities are uncertain and we are unable to make reasonable estimates of the outflows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Off-Balance-Sheet Arrangements
     We have not established any unconsolidated entities for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We have, however, from time to time established subsidiaries, entered into joint ventures or created other partnership arrangements or trusts with the limited purpose of leasing aircraft or facilitating borrowing arrangements. See Note L of Notes to Condensed, Consolidated Financial Statements for more information regarding our involvement with VIEs.
Results of Operations
Income before Income Taxes for the Three and Six Months Ended June 30, 2010 Versus 2009
     We reported income before income taxes of approximately $174.4 million and $75.7 million for the three- and six-month periods ended June 30, 2010, representing decreases of approximately $190.0 million and $603.6 million, respectively, as compared to the same periods in 2009. The decreases were primarily due to the following factors:
•	To generate liquidity to repay maturing debt obligations, at April 13, 2010, and July 6, 2010, we contracted to sell two portfolios aggregating 59 aircraft. During the three months ended June 30, 2010, we transferred 56 aircraft from our leased fleet to Flight equipment held for sale and completed the sale of one of those aircraft. As part of our normal recurring fleet assessment, we also completed the sale of two other aircraft and designated another aircraft for part-out. Due to current market conditions we recorded impairment charges on the aircraft sold or classified as Flight equipment held for sale. We also recorded lease related charges related to some of those aircraft.

•	Our cost of borrowing for new financings is increasing due to our current long-term debt ratings, which affects our composite interest rates. Our average composite interest rate for the three- and six-month periods ended June 30, 2010, increased 0.57% and 0.33%, respectively, as compared to the same periods in 2009.

•	Our estimated future overhaul reimbursements increased and we recorded related charges to Provision for overhauls for the three and six months ended June 30, 2010.
          See below for a more detailed discussion of the effects of each item affecting income for the three and six months ended June 30, 2010, as compared with the same periods in 2009.
Three Months Ended June 30, 2010 Versus 2009
     Revenues from rentals of flight equipment decreased 0.5% to $1,291.8 million for the three months ended June 30, 2010, from $1,298.9 million for the same period in 2009. The number of aircraft in our fleet decreased to 946 at June 30, 2010, compared to 992 at June 30, 2009, primarily due to reclassification of 56 aircraft to Flight equipment held for sale. Revenues from rentals of flight equipment decreased by (i) $48.8 million because we did not record lease revenue related to 50 of the aircraft classified as Flight equipment held for sale after April 13, 2010, because the rentals will be paid to the purchaser upon the aircraft’s delivery; (ii) $11.2 million due to a decrease in lease rates on aircraft in our fleet during both periods, that were re-leased or had lease rates change between the two periods; and (iii) $6.2 million due to a decrease related to aircraft in service during the three months ended June 30, 2009, and sold prior to June 30, 2010. These revenue decreases were partly offset by increases of (i) $30.7 million due to the addition of new aircraft to our fleet after June 30, 2009, and aircraft in our fleet as of June 30, 2009, that earned revenue for a greater number of days during the three-month period ended June 30, 2010, than during the same period in 2009; (ii) $14.2 million due to an increase in the number of leases containing overhaul provisions and an increase in the aggregate hours flown on which we collect overhaul revenue; and (iii) $14.2 million due to fewer aircraft in transition between lessees and a decrease in repossessions of aircraft during the period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     Three aircraft in our fleet were not subject to a signed lease agreement or a signed letter of intent at June 30, 2010, two of which were subsequently leased.
     In addition to our leasing operations, we engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment and other marketing services on a principal and commission basis. We incurred a loss of $56.5 million from flight equipment marketing for the three months ended June 30, 2010, compared to revenue of $9.3 million for the same period in 2009. The loss was primarily due to impairment and lease related charges related to aircraft reclassified to Flight equipment held for sale during the three months ended June 30, 2010. To generate liquidity to repay maturing obligations, on July 6, 2010, we entered into an agreement to sell a portfolio of six aircraft. We recorded impairment losses aggregating $40.1 million and lease related charges of $5.9 million related to the portfolio during the three months ended June 30, 2010. In addition, as part of our normal recurring fleet assessment, we recorded an impairment charge of $12.4 million for the three months ended June 30, 2010, related to an aircraft designated for part-out. Flight equipment marketing revenue of $9.3 million for the three months ended June 30, 2009, was primarily generated from the sale of two aircraft. See Note C of Notes to Condensed, Consolidated Financial Statements.
     Interest and other revenue decreased to $8.8 million for the three months ended June 30, 2010, compared to $22.0 million for the same period in 2009 due to (i) a $7.0 million increase in foreign exchange loss, net of gains; (ii) a $5.4 million decrease in other revenue due to proceeds received in the three month period ended June 30, 2009, related to a loss of an aircraft, with no such proceeds received in the three months ended June 30, 2010; (iii) a $3.1 million decrease in revenues from VIEs, which we consolidated into our 2009 income statement and deconsolidated January 1, 2010, as a result of our adoption of new accounting guidance; and (iv) a $1.3 million decrease in forfeitures of security deposits due to lessees’ non-performance under leases. These decreases were partially offset by (i) an increase in interest and dividend revenue of $2.7 million driven by an increase in our notes receivable balance and (ii) other minor fluctuations aggregating $0.9 million.
     Interest expense increased to $407.7 million for the three months ended June 30, 2010, compared to $353.2 million for the same period in 2009 due to a 0.57% increase in our average composite interest rate and an increase in average debt outstanding (excluding the effect of debt discount and foreign exchange adjustments) to $32.0 billion during the three months ended June 30, 2010, compared to $31.8 billion during the same period in 2009.
     Our composite borrowing rates in the second quarters of 2010 and 2009, which include the effect of derivatives, were as follows:

			Increase
	2010	2009	(Decrease)
Beginning of Quarter	4.69%	4.37%	0.32%
End of Quarter	5.07%	4.25%	0.82%
Average	4.88%	4.31%	0.57%
     We recorded a charge of $4.8 million and income of $6.4 million related to derivatives for the three months ended June 30, 2010 and 2009, respectively, primarily related to ineffectiveness of derivatives designated as cash flow hedges. (See Note G of Notes to Condensed, Consolidated Financial Statements.)
     Depreciation of flight equipment decreased 2.7% to $475.7 million for the three months ended June 30, 2010, compared to $488.8 million for the same period in 2009, due to a decrease in the cost of our fleet from $44.5 billion at June 30, 2009 to $40.8 billion at June 30, 2010. The decrease is primarily due to the reclassification of 50 aircraft to Flight equipment held for sale, which were not depreciated after April 13, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     Provision for overhauls increased to $127.9 million for the three months ended June 30, 2010, compared to $74.1 million for the same period in 2009 primarily due to a $42.6 million charge recorded for the three months ended June 30, 2010, to reflect an increase in our estimated future reimbursements. We collect overhaul revenue on the aggregate number of hours flown and an increase in hours flown result in an increase in the estimated future reimbursements.
     Flight equipment rent expense relates to two sale-leaseback transactions.
     Selling, general and administrative expenses decreased to $49.1 million for the three months ended June 30, 2010, compared to $51.6 million for the same period in 2009 due to (i) a $5.0 million decrease in Salaries and employee related expenses driven primarily by performance incentive and retention bonuses awarded in the prior year which did not recur in the current period; (ii) a decrease in aircraft related operating expenses of $5.0 million resulting from the reduction in the number of aircraft included in our leased fleet; and (iii) $4.1 million decrease in expenses from VIEs, which we consolidated into our 2009 income statement and deconsolidated January 1, 2010, as a result of our adoption of new accounting guidance. These decreases were partially offset by (i) an $8.1 million impairment charge for an aircraft subject to ongoing litigation with a foreign customs authority and (ii) a $3.5 million charge to record spare parts inventory to its fair value.
     Our effective tax rate for the quarter ended June 30, 2010, increased slightly to 36.5% from 35.0% for the same period in 2009. Our effective tax rate continues to be impacted by minor permanent items and interest accrued on uncertain tax positions and prior period audit adjustments. Our reserve for uncertain tax positions increased by $18.3 million for the three-month period ended June 30, 2010, as compared to the same period in 2009 due to the continued uncertainty of tax benefits related to the Foreign Sales Corporation and Extraterritorial Income regimes, the benefits of which, if realized, would have a significant impact on our effective tax rate.
     Other comprehensive income was $24.9 million for the three months ended June 30, 2010, compared to a loss of $28.2 million for the same period in 2009. This change was primarily due to changes in the market value on derivatives qualifying for and designated as cash flow hedges, which includes other comprehensive income of $25.2 million and a charge of $62.6 million relating to CVA and MVA for the three-month periods ended June 30, 2010 and 2009, respectively.
Six Months Ended June 30, 2010 Versus 2009
     Revenues from rentals of flight equipment increased slightly to $2,616.5 million for the six months ended June 30, 2010, from $2,560.3 million for the same period in 2009. The number of aircraft in our fleet decreased to 946 at June 30, 2010, compared to 992 at June 30, 2009, primarily due to reclassification of 56 aircraft to Flight equipment held for sale. Revenues from rentals of flight equipment increased by (i) $85.3 million due to the addition of new aircraft to our fleet after June 30, 2009, and aircraft in our fleet as of June 30, 2009, that earned revenue for a greater number of days during the six-month period ended June 30, 2010, than during the same period in 2009; (ii) $36.1 million due to an increase in the number of leases containing overhaul provisions and an increase in the aggregate hours flown on which we collect overhaul revenue; and (iii) $4.4 million due to fewer aircraft in transition between lessees and a decrease in repossessions of aircraft during the period. These revenue increases were partially offset by decreases of (i) $38.9 million because we did not record lease revenue related to 50 of the aircraft classified as Flight equipment held for sale after April 13, 2010, because the rentals will be paid to the purchaser upon the aircraft’s delivery; (ii ) $20.2 million due to lower lease rates on aircraft in our fleet during both periods, that were re-leased or had lease rates change between the two periods; and (iii) $10.5 million related to aircraft in service during the six months ended June 30, 2009, and sold prior to June 30, 2010.
     Three aircraft in our fleet were not subject to a signed lease agreement or a signed letter of intent at June 30, 2010, two of which were subsequently leased.
     In addition to our leasing operations, we engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment and other marketing services on a principal and

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
commission basis. We incurred a loss of $492.6 million from flight equipment marketing for the six months ended June 30, 2010, compared to revenue of $3.1 million for the same period in 2009. To generate liquidity to repay maturing obligations, since April 1, 2010, we have entered into agreements to sell two portfolios aggregating 59 aircraft. We have recorded impairment losses aggregating $359.3 million and lease related charges of $75.6 million related to the portfolios during the six months ended June 30, 2010.
     Additionally, during the six months ended June 30, 2010, as part of our normal recurring fleet assessment, we sold two aircraft to a third party and designated one aircraft for part-out. We recorded impairment losses aggregating $45.0 million and lease related expenses of $13.5 million related to the three aircraft during the six months ended June 30, 2010. In comparison, we sold two aircraft to third parties during the six months ended June 30, 2009, and recorded an impairment charge of $7.5 million related an aircraft that was reclassified to held-for sale. See Note C of Notes to Condensed, Consolidated Financial Statements.
     Interest and other revenue decreased to $21.8 million for the six months ended June 30, 2010, compared to $37.3 million for the same period in 2009 due to (i) a $6.8 million decrease in revenues from VIEs, which we consolidated into our 2009 income statement and deconsolidated January 1, 2010, as a result of our adoption of new accounting guidance; (ii) a $6.8 increase in foreign exchange losses, net of gains; and (iii) a $5.4 million decrease in other revenue due to proceeds related to the loss of an aircraft received in the six-month period ended June 30, 2009, with no such proceeds received in the six months ended June 30, 2010. These decreases were partially offset by (i) a $2.3 million increase in interest and dividend revenue; (ii) a $1.1 million increase in forfeitures of security deposits due to lessees’ non-performance under leases; and (iii) other minor fluctuations aggregating an increase of $0.1 million.
     Interest expense increased to $742.6 million for the six months ended June 30, 2010, compared to $708.6 million for the same period in 2009 due to a 0.33% increase in our average composite interest rate, partially offset by a decrease in average debt outstanding (excluding the effect of debt discount and foreign exchange adjustments) to $30.6 billion during the six months ended June 30, 2010, compared to $32.1 billion during the same period in 2009.
     Our composite borrowing rates in the first six months of 2010 and 2009, which include the effect of derivatives, were as follows:

			Increase
	2010	2009	(Decrease)
Beginning of six months	4.35%	4.51%	(0.16)%
End of six months	5.07%	4.25%	0.82%
Average	4.71%	4.38%	0.33%
     We recorded a charge of $44.8 million and income of $4.3 million related to derivatives for the six months ended June 30, 2010 and 2009, respectively. The charge primarily consisted of losses on matured swaps aggregating $15.4 million and ineffectiveness on derivatives designated as cash flow hedges aggregating $25.7 million for the six months ended June 30, 2010. (See Note G of Notes to Condensed, Consolidated Financial Statements.)
     Depreciation of flight equipment remained relatively constant at $965.9 million for the six months ended June 30, 2010, compared to $960.9 million for the same period in 2009. Depreciation expense increased due to an increase in the average cost of the fleet generated by aircraft purchases, which was partially offset by 50 aircraft being reclassified as Flight equipment held for sale and not depreciated after April 13, 2010.
     Provision for overhauls increased to $222.8 million for the six months ended June 30, 2010, compared to $143.4 million for the same period in 2009 due to (i) an increase in the estimated future reimbursements resulting in

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
a $56.7 million charge; (ii) an increase in the number of leases with overhaul provisions; and (iii) an increase in the aggregate number of hours flown. We collect overhaul revenue on the aggregate number of hours flown and an increase in hours flown result in an increase in the estimated future reimbursements.
     Flight equipment rent expense relates to two sale-leaseback transactions.
     Selling, general and administrative expenses decreased to $84.8 million for the six months ended June 30, 2010, compared to $103.9 million for the same period in 2009 due to (i) a $18.4 million decrease in Salaries and employee related expenses, driven primarily by performance incentive and retention bonuses awarded in the prior year which did not recur in the current period; (ii) a $10.1 million decrease in aircraft operating expenses stemming from a reduction in the size of our leased fleet; and (iii) an $8.7 million decrease in expenses from VIEs, which we consolidated into our 2009 income statement and deconsolidated January 1, 2010, as a result of our adoption of new accounting guidance. These decreases were partially offset by (i) an $8.1 million impairment charge for an aircraft subject to ongoing litigation with a foreign customs authority; (ii) a $4.6 million increase in write-off of notes receivable; (iii) a $3.5 million impairment charge to record spare parts inventory to its fair value; and (iv) other minor fluctuations aggregating an increase of $1.9 million.
     Our effective tax rate for the six months ended June 30, 2010, increased slightly to 36.9% from 35.2% for the same period in 2009. Our effective tax rate continues to be impacted by minor permanent items and interest accrued on uncertain tax positions and prior period audit adjustments. Our reserve for uncertain tax positions increased by $30.7 million for the six-month period ended June 30, 2010, as compared to the same period in 2009, due to the continued uncertainty of tax benefits related to the Foreign Sales Corporation and Extraterritorial Income regimes, the benefits of which, if realized, would have a significant impact on our effective tax rate.
     Other comprehensive income was $74.5 million for the six months ended June 30, 2010, compared to a loss of $10.1 million for the same period in 2009. This change was primarily due to changes in the market value on derivatives qualifying for and designated as cash flow hedges, which includes other comprehensive income of $47.2 million and a charge of $60.4 million relating to CVA and MVA for the six month periods ended June 30, 2010 and 2009, respectively.

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
     We are exposed to market risk and the risk of loss of fair value and possible liquidity strain resulting from adverse fluctuations in interest rates and foreign exchange prices. We statistically measure the loss of fair value through the application of a VaR model on a quarterly basis. In this analysis, our net fair value is determined using the financial instrument and other assets. This analysis also includes tax adjusted future flight equipment lease revenues and financial instrument liabilities, which includes future servicing of current debt. The estimated impact of current derivative positions is also taken into account.
     We calculate the VaR with respect to the net fair value by using historical scenarios. This methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical information for interest rates and foreign exchange rates were used to construct the historical scenarios at June 30, 2010, and December 31, 2009. For each scenario, each financial instrument is re-priced. Scenario values for us are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum adverse deviation in net fair value incurred under these scenarios over a one-month period with 95% confidence (i.e. only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period is assumed in computing the VaR figure. The table below presents the average, high and low VaRs on a combined basis and of each component of market risk for us for the periods ended June 30, 2010 and December 31, 2009. Total VaR for ILFC increased from the fourth quarter of 2009 to the second quarter of 2010 due to an increase in interest rates and an increase in volatility of interest rates.

	ILFC Market Risk
	At			At
	June 30, 2010			December 31, 2009
	(Dollars in millions)
	Average	High	Low	Average	High	Low
Combined	$56.2	$106.1	$20.0	$46.5	$80.0	$35.9
Interest Rate	56.2	106.1	20.0	46.6	80.0	36.2
Currency	0.1	0.3	—	0.3	0.7	0.1

ITEM 4.	CONTROLS AND PROCEDURES
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
     We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a — 15(e) and 15d — 15(e) of the Securities Exchange Act of 1934 as of June 30, 2010. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2010.
(B)	Changes in Internal Control Over Financial Reporting
     There has been a change in our Certifying Officers. On May 18, 2010, Henri Courpron was named Chief Executive Officer and is signing this Form 10-Q as the Principal Executive Officer. Alan H. Lund, formerly our interim President and Chief Executive Officer, remains as Vice Chairman and President.
     Other than the changes discussed in the previous paragraph, there have been no changes in our internal control over financial reporting during the three months ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Flash Airlines: We are named in lawsuits in connection with the January 3, 2004, crash of our Boeing 737-300 aircraft on lease to Flash Airlines, an Egyptian carrier. These lawsuits were filed by the families of victims on the flight and seek unspecified damages for wrongful death, costs and fees. The initial lawsuit was filed in May 2004 in California, and subsequent lawsuits were filed in California and Arkansas. All cases filed in the U.S. were dismissed on the grounds of forum non conveniens and transferred to the French Tribunal de Grande Instance civil court in either Bobigny or Paris. The Bobigny plaintiffs challenged French jurisdiction, whereupon the French civil court decided to retain jurisdiction. On appeal the Paris Court of Appeal reversed, and on appeal the French Cour de Cassation elected to defer its decision pending a trial on the merits. We believe we are adequately covered in these cases by the liability insurance policies carried by Flash Airlines and we have substantial defenses to these actions. We do not believe that the outcome of these lawsuits will have a material effect on our consolidated financial condition, results of operations or cash flows.
     Krasnoyarsk Airlines: We leased a 757-200ER aircraft to a Russian airline, KrasAir, which is now the subject of a Russian bankruptcy-like proceeding. The aircraft lease was assigned to another Russian carrier, Air Company “Atlant-Soyuz” Incorporated, which defaulted under the lease. The aircraft has been detained by the Russian customs authorities on the basis of certain alleged violations of the Russian customs code by KrasAir. While we have prevailed in court proceedings, Russian custom authorities will not provide relevant documents to permit the aircraft to be removed from Russia. We are now pursuing alternative options to resolve the situation and, as such, have performed a recoverability assessment of the fair value of the aircraft. The aircraft was deemed to be impaired and we recorded an $8.1 million impairment charge to Selling, general and administrative expenses in the three months ended June 30, 2010. The aircraft had a net book value of $19.8 million at June 30, 2010. We cannot predict what the outcome of this matter will be, but we do not believe that it will be material to our consolidated financial position, results of operations or cash flows.
     Estate of Volare Airlines: In November 2004, Volare, an Italian airline, filed for bankruptcy in Italy. Prior to Volare’s bankruptcy, we leased to Volare, through wholly-owned subsidiaries, two A320-200 aircraft and four A330-200 aircraft. In addition, we managed the lease to Volare by an entity that is a related party to us of one A330-200 aircraft. In October 2009, the Volare bankruptcy receiver filed a claim in an Italian court in the amount of €29.6 million against us and our related party for the return to the Volare estate of all payments made by it to us and our related party in the year prior to Volare’s bankruptcy filing. We have engaged Italian counsel to represent us and intend to defend this matter vigorously. We cannot predict the outcome of this matter, but we do not believe that it will be material to our consolidated financial position, results of operations or cash flows.
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
Capital Structure Risk
     The aircraft leasing business is capital intensive and we have a substantial amount of indebtedness, which requires significant interest and principal payments. As of June 30, 2010, we had approximately $31.5 billion in principal amount of indebtedness outstanding.

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
     We have generally financed our aircraft purchases through available cash balances, internally generated funds, including aircraft sales and debt financings. During 2009, we were unable to issue commercial paper or unsecured debt and relied primarily on loans from AIG Funding, an affiliate of our parent, to fulfill our liquidity needs. The loans are secured by a portfolio of aircraft and other assets related to the pledged aircraft. In the first half of 2010, we regained access to debt markets, to which we had limited access throughout 2009, and issued secured and unsecured debt aggregating approximately $4.4 billion to support our liquidity needs in excess of our operating cash flows. The $4.4 billion included borrowing $326.8 million under our 2004 ECA facility to finance five Airbus aircraft and to re-finance five Airbus aircraft purchased in 2009, entering into new secured financing transactions aggregating $1.3 billion, and issuing $2.75 billion aggregate principal amount of unsecured senior notes in private placements. Of the $1.3 billion of secured financings, $501 million was restricted from use in our operations at June 30, 2010, and becomes available to us as we transfer collateral to certain subsidiaries we created to hold the aircraft serving as collateral. At August 5, 2010, $74.2 million of the $501 million had become available to us.
     At June 30, 2010, the maximum amount available under our revolving credit facilities was outstanding. At June 30, 2010, we had approximately $3.9 billion of cash and cash equivalents, $383 million of which was restricted under our ECA facilities and $501 million of which becomes available to us as we transfer collateral, as described above. See Note D of Notes to Condensed Consolidated Financial Statements.
     Under our existing public debt indentures and certain of our bank loans, as of June 30, 2010, we and our subsidiaries were restricted from incurring secured indebtedness in excess of 12.5% of consolidated net tangible assets, as defined in our debt agreements. At June 30, 2010, we had minimal capacity under this limit, which was approximately $5 billion. On April 16, 2010, subject to the completion of certain collateralization requirements, we amended our bank facilities to increase our capacity to enter into secured financings up to 35% of consolidated net tangible assets, as defined in the debt agreements, currently approximately $15 billion, provided that we must use the proceeds from certain additional secured indebtedness to prepay the obligations under our revolving credit facility due in October 2010 and one of our term loans maturing in 2011. Prior to the completion of the collateralization requirements, we can incur secured indebtedness in excess of the 12.5% limit under our bank facilities, provided we use the proceeds to prepay the obligations under our revolving credit facility due in October 2010 and one of our term loans maturing in 2011. Under our indentures we may, subject to receipt of any required consents under the FRBNY Credit Agreement and our bank facilities and term loans, be able to obtain secured financings without regard to the 12.5% consolidated net tangible asset limit referred to above (but subject to certain other limitations) by doing so through subsidiaries that qualify as non-restricted under our public debt indentures.

PART II. OTHER INFORMATION (CONTINUED)
     In the six months ended June 30, 2010, we agreed to sell 59 aircraft. One sale was completed during the period and 55 of the aircraft were classified as Flight equipment held for sale. Proceeds from the sales will aggregate approximately $2.1 billion. The proceeds are receivable upon the completion of each individual sale, and we expect most of the sales to be consummated during the remainder of 2010. As of August 5, 2010, we had completed four sales generating proceeds of $108.9 million.
     We are currently pursuing additional potential aircraft sales and we have presented proposed portfolios to potential buyers. In evaluating these potential sales, we are balancing the need for funds with the long-term value of holding aircraft and long-term prospects for us. Significant uncertainties exist as to the aircraft comprising any actual sale portfolio, the sale price of any such portfolio, and whether we could reach an agreement with terms acceptable to all parties. Furthermore, if an agreement is reached, the transaction would have to be approved by the FRBNY. Therefore, we cannot predict whether an additional sale of aircraft will occur. Because the current market for aircraft is depressed due to the economic downturn and limited availability of buyer financing, a sale would likely result in a realized loss. Based on the range of potential aircraft portfolio sales currently being explored, the potential for impairment or realized loss could be material to the results of operations for an individual period. The amount of potential loss would be dependent upon the specific aircraft sold, the sale price, the sale date and any other sale contingencies.
     We have no new aircraft scheduled to deliver during the remainder of 2010 and six new aircraft are scheduled to deliver during 2011. We expect to finance the aircraft scheduled for delivery in 2011 partly from cash generated from operations and partly by incurring additional debt.
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
     In addition, based on our level of increased liquidity and expected future sources of funding, including future cash flows from operations, AIG now expects that we will be able to meet our existing obligations as they become due for at least the next twelve months solely from our own future cash flows. Therefore, while AIG has acknowledged its intent to support us through February 28, 2011, at the current time AIG believes that any further extension of such support will not be necessary. We are also currently seeking financing, which could be secured or unsecured debt, to repay all or a portion of the outstanding amount of approximately $3.9 billion under our term loans from AIG Funding.
Borrowing Risks
     Credit Ratings Downgrade Risk — Our ability to access debt markets and other financing sources is, in part, dependent on our credit ratings. In addition to affecting the availability of financing, credit ratings also directly affect our cost of financing. Since September 2008, we have experienced multiple downgrades in our credit ratings by the three major nationally recognized statistical rating organizations. These credit rating downgrades, combined with externally generated volatility, have limited our ability to access debt markets and resulted in unattractive funding costs.
     Additionally, our current long-term debt ratings impose the following restrictions under our 1999 and 2004 ECA facilities: (i) we must segregate all security deposits, maintenance reserves and rental payments related to the aircraft financed under our 1999 and 2004 ECA facilities into separate accounts controlled by the security trustees (segregated rental payments are used to make scheduled principal and interest payments on the outstanding debt) and (ii) we must file individual mortgages on the aircraft funded under both the1999 and 2004 ECA facilities in the local jurisdictions in which the respective aircraft are registered. At June 30, 2010, we had segregated security

PART II. OTHER INFORMATION (CONTINUED)
deposits, maintenance reserves and rental payments aggregating approximately $383 million related to aircraft funded under the 1999 and 2004 ECA facilities.
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
     Our cost of borrowing for new financings is increasing due to our long-term debt ratings. The interest rates that we obtain on our debt financing are a result of several components, including credit spreads, swap spreads, duration and new issue premiums. These are all in addition to the underlying Treasury or LIBOR rates, as applicable. Volatility in our perceived risk of default, our parent’s risk of default or in a market sector’s risk of default all have an impact on our cost of funds. A one percent increase in our composite interest rate at June 30, 2010, would have increased our interest expense by approximately $300 million annually, which would put downward pressure on our operating margins.
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
     AIG as Our Counterparty of Derivatives — AIGFP, a wholly-owned subsidiary of AIG with an explicit guarantee from AIG, is the counterparty of all our interest rate swaps and foreign currency swaps. If our counterparty is unable to meet its obligations under the derivative contracts, it would have a material impact on our financial results and cash flows.

PART II. OTHER INFORMATION (CONTINUED)
     AIG Going Concern Consideration — In connection with the preparation of its quarterly report on Form 10-Q for the quarter ended June 30, 2010, AIG management assessed whether AIG has the ability to continue as a going concern. Based on the U.S. government’s continuing commitment, the already completed transactions with the FRBNY, AIG management’s plans and progress made to stabilize its businesses and dispose of certain of its assets, and after consideration of the risks and uncertainties of such plans, AIG management indicated in the AIG quarterly report on Form 10-Q for the period ended June 30, 2010, that it believes that it will have adequate liquidity to finance and operate its businesses, execute its asset disposition plan, and repay its obligations for at least the next twelve months. It is possible that the actual outcome of one or more of AIG management’s plans could be materially different, or that one or more of AIG management’s significant judgments or estimates about the potential effects of these risks and uncertainties could prove to be materially incorrect, or that the transactions with the FRBNY discussed in AIG’s Form 10-Q fail to achieve their desired objectives. If one or more of these possible outcomes is realized and financing is not available, AIG may need additional U.S. government support to meet its obligations as they come due. If AIG is not able to continue as a going concern it will have a significant impact on our operations, including limiting our ability to issue new debt.
Key Personnel Risk
     Our senior management’s reputation and relationships with lessees and sellers of aircraft are a critical element of our business. The reduction of AIG’s common stock price has dramatically reduced the value of equity awards previously made to our key employees. Furthermore, the American Recovery and Reinvestment Act of 2009 imposed restrictions on bonus and other incentive compensation payable to certain AIG employees. Presently, we have one employee, our Vice Chairman and President, who is subject to these restrictions. Historically we have embraced a pay-for-performance philosophy. Based on the limitations placed on incentive compensation, it is unclear whether, for the foreseeable future, we will be able to create a compensation structure that permits us to retain and motivate our most highly compensated employees and other high performing employees who may become subject to the limitations. We also stand the risk of our key employees exploring other career opportunities. On February 5, 2010, Steven F. Udvar-Hazy retired as a director and our Chief Executive Officer, and John L. Plueger, our President and Chief Operating Officer, was named Acting Chief Executive Officer. On March 26, 2010, Mr. Plueger retired as our director, acting Chief Executive Officer, President and Chief Operating Officer. On May 18, 2010, Henri Courpron, formerly the President of the Seabury Group, an advisory and investment banking firm in aviation and aerospace based in New York and Toulouse, France, and a former executive at Airbus, was named Chief Executive Officer. Alan H. Lund, previously our Vice Chairman and Chief Financial Officer, was named Vice Chairman and President, and Frederick S. Cromer, previously our Senior Vice President—Finance, succeeded Mr. Lund as our Chief Financial Officer. Julie I. Sackman, our Executive Vice President, General Counsel and Secretary, retired effective May 1, 2010, and Brian M. Monkarsh, formerly our Senior Vice President and Assistant General Counsel, succeeded Ms. Sackman as Senior Vice President and General Counsel and Secretary. The significant restrictions and limitations on compensation imposed on us may adversely affect our ability to attract new talent and to retain and motivate our existing highest performing employees. If we are unable to retain and motivate our key employees, it could negatively impact our ability to conduct business.

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
     We manage lessee non-performance risk by obtaining security deposits and overhaul rentals as well as continuous monitoring of lessee performance and outlook.
Airframe, Engine and Other Manufacturer Risks
     The supply of jet transport aircraft, which we purchase and lease, is dominated by two airframe manufacturers, Boeing and Airbus, and a limited number of engine manufacturers. As a result, we are dependent on

PART II. OTHER INFORMATION (CONTINUED)
the manufacturers’ success in remaining financially stable, producing aircraft and related components, that meet the airlines’ demands, in both type and quantity, and fulfilling their contractual obligations to us. Further, competition between the manufacturers for market share is intense and may lead to instances of deep discounting for certain aircraft types and may negatively impact our competitive pricing. Should the manufacturers fail to respond appropriately to changes in the market environment or fail to fulfill their contractual obligations, we may experience:
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
     For example, we have ordered 74 787 aircraft from Boeing with the first aircraft currently scheduled to deliver in July 2012. The contracted delivery dates were originally scheduled from January 2010 through 2017, but Boeing has experienced delays in the production of the 787s. We have signed contracts for 29 of the 74 787s on order. The leases we have signed with our customers and our purchase agreements with Boeing are both subject to cancellation clauses related to delays in delivery dates, though as of June 30, 2010, there have been no cancellations by any party. We are in discussions with Boeing related to revisions to the delivery schedule and potential delay compensation and penalties for which we may be eligible. Under the terms of our 787 leases, particular lessees may be entitled to share in any compensation that we receive from Boeing for late delivery of the aircraft.
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

PART II. OTHER INFORMATION (CONTINUED)
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
     Accounting Pronouncements — A joint committee of the U.S. Financial Accounting Standards Board, or FASB, and the International Accounting Standards Board is developing a new standard for lease accounting. In March 2009, both Boards released separate Discussion Papers for which the comment period closed in July 2009. The Boards have continued to discuss and modify their views on the issues presented in the Discussion Papers. The current view is to have lessees record a “right to use” asset and a lease obligation on their statement of financial position based upon the discounted lease payments, as defined. Lessors would record lease receivables and a performance obligation liability on their statement of financial position also based on the discounted lease payments, as defined. Lessor revenue would be modified to contain an interest income component as well as lease revenue. These views continued to be discussed and modified and are subject to further change as the Boards continue to deliberate. The Boards intend to issue an Exposure Draft of the proposed standard in the third quarter of 2010 and have a final standard promulgated in the second quarter of 2011. At present management is unable to assess the effects of adopting the new standard.
ITEM 5. OTHER INFORMATION
a)	Changes have been made to our board of directors since the filing of our quarterly report on Form 10-Q for the three months ended March 31, 2010. As of the date of this quarterly report, our directors are as follows:

Name	Title
Douglas M. Steenland	Chairman
Henri Courpron	Chief Executive Officer and Director
Alan H. Lund	Vice Chairman and President
Leslie L. Gonda	Director
Robert H. Benmosche	Director
William N. Dooley	Director
David L. Herzog	Director

PART II. OTHER INFORMATION (CONTINUED)
ITEM 6. EXHIBITS
a)	Exhibits
2.1	Aircraft Sale Agreement, dated as of April 13, 2010, by and between Macquarie Aerospace Limited, as buyer, and the Company, as seller.

3.1	Restated Articles of Incorporation of the Company (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008, and incorporated herein by reference).

3.2	Amended and Restated By-laws of the Company, as adopted on April 13, 2010.

4.1	The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.

10.1	Employment Letter, dated May 17, 2010, by and between Henri Courpron and American International Group, Inc. (filed as an exhibit to the Form 8-K filed on May 19, 2010, and incorporated herein by reference).

10.2	Amendment No. 3 to Schedules of Certain Loan Documents made and entered into as of May 25, 2010, by and among the Company, certain subsidiaries of the Company named therein, AIG Funding Inc., as lender, the Federal Reserve Bank of New York and Wells Fargo Bank Northwest, National Association, as trustee. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.3	Amendment No. 4 to Schedules of Certain Loan Documents made and entered into as of June 2, 2010, by and among the Company, certain subsidiaries of the Company named therein, AIG Funding Inc., as lender, the Federal Reserve Bank of New York and Wells Fargo Bank Northwest, National Association, as trustee. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.4	Amendment No. 5 to Schedules of Certain Loan Documents made and entered into as of July 9, 2010, by and among the Company, certain subsidiaries of the Company named therein, AIG Funding Inc., as lender, the Federal Reserve Bank of New York and Wells Fargo Bank Northwest, National Association, as trustee. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Senior Vice President and Chief Financial Officer.

32.1	Certification under 18 U.S.C., Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTERNATIONAL LEASE FINANCE CORPORATION

August 6, 2010	/s/ Henri Courpron
HENRI COURPRON
Chief Executive Officer (Principal Executive Officer)

August 6, 2010	/s/ Frederick S. Cromer
FREDERICK S. CROMER
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

August 6, 2010	/s/ Kurt H. Schwarz
KURT H. SCHWARZ
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
INDEX TO EXHIBITS
Exhibit No.
2.1	Aircraft Sale Agreement, dated as of April 13, 2010, by and between Macquarie Aerospace Limited, as buyer, and the Company, as seller.

3.1	Restated Articles of Incorporation of the Company (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008, and incorporated herein by reference).

3.2	Amended and Restated By-laws of the Company, as adopted on April 13, 2010.

4.1	The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.

10.1	Employment Letter, dated May 17, 2010, by and between Henri Courpron and American International Group, Inc. (filed as an exhibit to the Form 8-K filed on May 19, 2010, and incorporated herein by reference).

10.2	Amendment No. 3 to Schedules of Certain Loan Documents made and entered into as of May 25, 2010, by and among the Company, certain subsidiaries of the Company named therein, AIG Funding Inc., as lender, the Federal Reserve Bank of New York and Wells Fargo Bank Northwest, National Association, as trustee. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.3	Amendment No. 4 to Schedules of Certain Loan Documents made and entered into as of June 2, 2010, by and among the Company, certain subsidiaries of the Company named therein, AIG Funding Inc., as lender, the Federal Reserve Bank of New York and Wells Fargo Bank Northwest, National Association, as trustee. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.4	Amendment No. 5 to Schedules of Certain Loan Documents made and entered into as of July 9, 2010, by and among the Company, certain subsidiaries of the Company named therein, AIG Funding Inc., as lender, the Federal Reserve Bank of New York and Wells Fargo Bank Northwest, National Association, as trustee. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Senior Vice President and Chief Financial Officer.

32.1	Certification under 18 U.S.C., Section 1350.