Form 10-Q
period 2010-09-30
INTERNATIONAL LEASE FINANCE CORP
filed 2010-11-09
CIK 714311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 5, 2010, there were 45,267,723 shares of Common Stock, no par value, outstanding.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED, CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents, including interest bearing accounts of $3,593,513 (2010) and $324,827 (2009)	$3,604,860	$336,911
Restricted cash, including interest bearing accounts of $624,481 (2010) and $246,115 (2009)	679,494	315,156
Notes receivable, net of allowance, and net investment in finance and sales-type leases	127,990	373,141
Flight equipment under operating leases	53,667,337	57,718,323
Less accumulated depreciation	13,873,443	13,788,522

	39,793,894	43,929,801
Flight equipment held for sale	973,897	—
Deposits on flight equipment purchases	160,529	163,221
Lease receivables and other assets	455,299	477,218
Derivative assets	79,735	190,857
Variable interest entities assets	—	79,720
Deferred debt issue costs, less accumulated amortization of $170,598 (2010) and $146,933 (2009)	233,485	101,017

	$46,109,183	$45,967,042

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued interest and other payables	$546,269	$474,971
Current income taxes	134,537	80,924
Tax benefit sharing payable to AIG	—	85,000
Loans from AIG Funding	—	3,909,567
Debt financing, net of deferred debt discount of $65,381 (2010) and $9,556 (2009)	28,953,823	24,802,172
Subordinated debt	1,000,000	1,000,000
Foreign currency adjustment related to foreign currency denominated debt	192,800	391,100
Security deposits on aircraft, overhauls and other	1,639,605	1,469,956
Rentals received in advance	275,986	315,154
Deferred income taxes	4,825,467	4,881,558
Variable interest entities liabilities, net	—	6,464
Commitments and Contingencies — Note L
SHAREHOLDERS’ EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B, each having 500 shares issued and outstanding	100,000	100,000
Common stock — no par value; 100,000,000 authorized shares, 45,267,723 issued and outstanding	1,053,582	1,053,582
Paid-in capital	605,768	603,542
Accumulated other comprehensive income (loss)	(75,864)	(138,206)
Retained earnings	6,857,210	6,931,258

Total shareholders’ equity	8,540,696	8,550,176

	$46,109,183	$45,967,042

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED, CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands)
(Unaudited)

	September 30, 2010	September 30, 2009
REVENUES
Rental of flight equipment	$1,316,755	$1,354,797
Flight equipment marketing	(57,706)	(18,938)
Interest and other	28,247	11,320

	1,287,296	1,347,179
EXPENSES
Interest	414,959	332,750
Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	1,806	(8,880)
Depreciation of flight equipment	471,958	499,721
Aircraft impairment	348,357	—
Provision for overhauls	135,452	90,864
Flight equipment rent	4,500	4,500
Selling, general and administrative	67,449	47,337

	1,444,481	966,292

(LOSS) INCOME BEFORE INCOME TAXES	(157,185)	380,887
(Benefit) provision for income taxes	(51,650)	135,074

NET (LOSS) INCOME	$(105,535)	$245,813

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands)
(Unaudited)

	September 30, 2010	September 30, 2009
REVENUES
Rental of flight equipment	$3,933,265	$3,915,054
Flight equipment marketing	(550,310)	(15,798)
Interest and other	50,024	48,650

	3,432,979	3,947,906
EXPENSES
Interest	1,157,533	1,041,357
Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	46,655	(13,207)
Depreciation of flight equipment	1,437,857	1,460,621
Aircraft impairment	356,506	—
Provision for overhauls	358,289	234,250
Flight equipment rent	13,500	13,500
Selling, general and administrative	144,078	151,199

	3,514,418	2,887,720

(LOSS) INCOME BEFORE INCOME TAXES	(81,439)	1,060,186
(Benefit) provision for income taxes	(23,731)	374,491

NET (LOSS) INCOME	$(57,708)	$685,695

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED, CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands)
(Unaudited)

	September 30, 2010	September 30, 2009
NET (LOSS) INCOME	$(105,535)	$245,813

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Net changes in fair value of cash flow hedges, net of taxes of $6,630 (2010) and $(5,469) (2009)	(12,314)	10,156
Change in unrealized appreciation on securities available for sale, net of taxes of $(93) (2010) and $(137) (2009)	173	255

	(12,141)	10,411

COMPREHENSIVE (LOSS) INCOME	$(117,676)	$256,224

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands)
(Unaudited)

	September 30, 2010	September 30, 2009
NET (LOSS) INCOME	$(57,708)	$685,695

OTHER COMPREHENSIVE INCOME, NET OF TAX
Net changes in fair value of cash flow hedges, net of taxes of $(33,542) (2010) and $(21) (2009)	62,292	38
Change in unrealized appreciation on securities available for sale, net of taxes of $(27) (2010) and $(149) (2009)	50	276

	62,342	314

COMPREHENSIVE INCOME	$4,634	$686,009

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands)
(Unaudited)

	September 30, 2010	September 30, 2009
OPERATING ACTIVITIES
Net (Loss) income	$(57,708)	$685,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	1,437,857	1,460,621
Change in deferred income taxes	(80,965)	367,038
Change in fair value of derivative instruments	206,955	(191,031)
Foreign currency adjustment of non-US$ denominated debt	(172,920)	148,020
Amortization of deferred debt issue costs	36,041	31,617
Amortization of debt discount	8,472	8,150
Amortization of prepaid lease costs	29,720	38,576
Aircraft impairment charges flight equipment marketing	444,952	7,507
Aircraft impairment charges on fleet held for use	356,506	—
Lease expenses related to aircraft sales	89,875	—
Other, including foreign exchange adjustments on foreign currency denominated cash	(43,625)	(488)
Changes in operating assets and liabilities:
Decrease (increase) in lease receivables and other assets	107,487	(47,327)
Increase in accrued interest and other payables	73,663	24,063
Change in current income taxes	53,614	(9,302)
Tax benefit sharing with AIG	(85,000)	—
(Decrease) increase in rentals received in advance	(39,168)	5,511

Net cash provided by operating activities	2,365,756	2,528,650

INVESTING ACTIVITIES
Acquisition of flight equipment for operating leases	(226,240)	(2,313,557)
Payments for deposits and progress payments	(34,191)	(52,234)
Proceeds from disposal of flight equipment	1,313,852	164,164
Increase in restricted cash	(364,338)	(290,484)
Collections on notes receivable and finance and sales-type leases — net of income amortized	80,191	95,733
Other	(5,091)	(10)

Net cash provided by (used in) investing activities	764,183	(2,396,388)

FINANCING ACTIVITIES
Net change in commercial paper	—	(1,752,000)
Loans from AIG Funding	(3,909,567)	1,700,000
Proceeds from debt financing	8,712,495	1,394,868
Payments in reduction of debt financing	(4,594,696)	(3,323,277)
Debt issue costs	(170,098)	(48,045)
Payment of preferred dividends	(440)	(3,262)
Increase (decrease) in customer and other deposits	101,349	(41,475)

Net cash provided by (used in) financing activities	139,043	(2,073,191)

Net increase (decrease) in cash	3,268,982	(1,940,929)
Effect of exchange rate changes on cash	(1,033)	1,438
Cash at beginning of period	336,911	2,385,948

Cash at end of period	$3,604,860	$446,457

(Table continued on following page)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands)
(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	September 30, 2010	September 30, 2009
Cash paid during the period for:
Interest, excluding interest capitalized of $4,669 (2010) and $8,798 (2009)	$1,102,601	$1,067,499
Income taxes, net	3,620	16,754
Non-Cash Investing and Financing Activities
2010:
Flight equipment under operating leases in the amount of $2,221,454 was transferred to Flight equipment held for sale, of which $1,246,527 was subsequently sold.
Net investment in finance leases of $192,161 was transferred to Flight equipment under operating leases.
Flight equipment under operating leases with a net book value of $60,780 was transferred to Lease receivable and other assets, with $10,400 recorded in income, to record proceeds receivable for the total loss of two aircraft.
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
September 30, 2010
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
     The accompanying unaudited, condensed, consolidated financial statements include our accounts, accounts of all other entities in which we have a controlling financial interest, as well as accounts of VIEs in which we are the primary beneficiary. Prior to January 1, 2010, the primary beneficiary of a VIE was defined as the party with a variable interest in an entity that absorbs the majority of the expected losses of the VIE, receives the majority of the expected residual returns of the VIE, or both. On January 1, 2010, a new accounting standard became effective that changed the primary beneficiary to the enterprise that has the power to direct the activities of a VIE that most significantly affect the entity’s economic performance, in addition to looking at which party absorbs losses and has the right to receive benefits, as further discussed in Note B — Recent Accounting Pronouncements. See Note M - Variable Interest Entities for further discussions on VIEs. All material intercompany accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of an out of period adjustment related to prior years, which decreased pre-tax income by $20.2 million and $19.3 million for the three and nine months ended September 30, 2010, as further disclosed in Note N — Out of Period Adjustments, and normal recurring accruals) considered necessary for a fair statement of the results for the interim periods presented have been included. Certain reclassifications have been made to the 2009 unaudited, condensed, consolidated financial statements to conform to the 2010 presentation. Operating results for the nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.
AIG Going Concern Consideration
     In connection with the preparation of its quarterly report on Form 10-Q for the quarter ended September 30, 2010, AIG management assessed whether AIG has the ability to continue as a going concern. Based on the U.S. government’s continuing commitment, the already completed transactions with the FRBNY, the closing of the AIA Group Limited initial public offering and the sale of American Life Insurance Company, AIG management’s plans and progress made to stabilize AIG’s businesses and dispose of certain of its assets, and after consideration of the risks and uncertainties of such plans, AIG management indicated in the AIG quarterly report on Form 10-Q for the period ended September 30, 2010, that it believes that it will have adequate liquidity to finance and operate its businesses, execute its asset disposition plan, and repay its obligations for at least the next twelve months. It is possible that the actual outcome of one or more of AIG management’s plans could be materially different, that one or more of AIG management’s significant judgments or estimates about the potential effects of these risks and uncertainties could prove to be materially incorrect, and that AIG could fail to complete the recapitalization. If one or more of these possible outcomes is realized and third party financing and existing liquidity sources including those from the U.S. Government are not sufficient, without continued support from the U.S. Government in the future there could exist substantial doubt about AIG’s ability to continue as a going concern. If AIG is not able to continue as a going concern it will have a significant impact on our operations, including limiting our ability to issue new debt.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2010
(Unaudited)
B. Recent Accounting Pronouncements
     We adopted the following accounting standards during the first nine months of 2010:
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
Consolidation of Variable Interest Entities
     In June 2009, the FASB issued an accounting standard that amended the rules addressing the consolidation of VIEs, with an approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly affect the entity’s economic performance and has (i) the obligation to absorb losses of the entity or (ii) the right to receive benefits from the entity. The new standard also requires enhanced financial reporting by enterprises involved with VIEs. The new standard was effective for interim and annual periods beginning on January 1, 2010, with earlier application prohibited. We determined that we were not involved with any VIEs that were not previously consolidated and had to be consolidated as a result of the adoption of this standard. However, we determined that we do not control the activities that significantly impact the economic performance of ten of the VIEs that were consolidated as of the adoption of the standard. Accordingly, on January 1, 2010, we deconsolidated these entities and we removed Assets of VIEs and Liabilities of VIEs from our consolidated balance sheet of $79.7 million and $6.5 million, respectively. The assets and liabilities of these entities were previously reflected on our Consolidated Balance Sheet at December 31, 2009. Our involvement with these entities at September 30, 2010, is reflected in investments in senior secured notes of $36.8 million. As a result of the adoption of this standard, we recorded a $15.9 million charge, net of tax, to beginning retained earnings on January 1, 2010. See Note M — Variable Interest Entities.
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
Subsequent Events
     In February 2010, the FASB amended a previously issued accounting standard to require all companies that file financial statements with the SEC to evaluate subsequent events through the date the financial statements are issued. The standard was further amended to exempt these companies from the requirement to disclose the date through which subsequent events have been evaluated. This amendment was effective for us for interim and annual periods ending after June 15, 2010. Because this new standard only modifies disclosures, its adoption had no effect on our consolidated financial position, results of operations or cash flows.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2010
(Unaudited)
Future Application of Accounting Standards:
Disclosures of the Credit Quality of Financing Receivables and the Allowance for Credit Losses
     In July 2010, the FASB issued an accounting standards update to require enhanced, disaggregated disclosures regarding the credit quality of financing receivables and the allowance for credit losses. The update is effective for interim and annual reporting periods ending on or after December 15, 2010. We are currently evaluating the increased annual and interim financial statement disclosure requirements. Because this update only modifies disclosure requirements, its adoption will have no effect on our consolidated financial position, results of operations or cash flows.
C. Flight Equipment Marketing
     Management evaluates all contemplated aircraft sale transactions as to whether all the criteria required have been met under GAAP in order to classify an aircraft as Flight equipment held for sale. Management uses judgment in evaluating these criteria. Due to the uncertainties and uniqueness of any potential sale transaction, the criteria generally will not be met for an aircraft to be classified as Flight equipment held for sale unless the aircraft is subject to a signed sale agreement, or management has made a specific determination and obtained appropriate approvals to sell a particular aircraft or group of aircraft. At the time aircraft are sold, or classified as Flight equipment held for sale, the cost and accumulated depreciation are removed from the related accounts. Any gain or loss recognized is recorded in Flight equipment marketing in our Condensed, Consolidated Statements of Income. Situations may arise where an aircraft does not meet all the criteria to be classified as Flight equipment held for sale, but an impairment charge is required under GAAP in anticipation of the sale. In these cases, we record the impairment charge and other costs of sales in Flight equipment marketing. When an impairment charge is required on aircraft in our leased fleet, and intended to be held for use, we record the charge in Selling, general and administrative, or if material, the amounts are presented separately on our Condensed, Consolidated Statements of Income.
     During the nine months ended September 30, 2010, we entered into the following sales transactions that resulted in impairment charges or losses: (i) to generate liquidity to repay maturing debt obligations, we agreed to sell 59 aircraft from our leased fleet to third parties, 58 of which met the criteria for and were transferred to Flight equipment held for sale; (ii) as a part of our ongoing fleet strategy we sold four aircraft, deemed three aircraft more likely than not to be sold, transferred an additional aircraft to Flight equipment held for sale, and designated one aircraft for part-out.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2010
(Unaudited)
     We reported losses of $57.7 million and $550.3 million in Flight Equipment marketing for the three and nine month periods ended September 30, 2010, respectively, as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
	(Dollars in millions)
Impairment charges on Flight equipment held for sale, aircraft sold or aircraft designated for part-out	$21.6	$425.9
Lease related charges on Flight equipment held for sale or aircraft sold	0.7	89.9
Impairment of aircraft likely to be sold	19.1	19.1
Loss on sale of flight equipment	18.4	18.4
Other net flight equipment marketing activity	(2.1)	(3.0)

	$57.7	$550.3

Three months ended September 30, 2010
     For the three months ended September 30, 2010, primarily as part of our ongoing fleet strategy, we recorded the following amounts in Flight equipment marketing:
     Impairment and lease related charges on Flight equipment held for sale, aircraft sold or aircraft designated for part-out:
•	We recorded impairment charges aggregating $21.6 million and lease related charges aggregating $0.7 million related to three aircraft reclassified to Flight equipment held for sale, two of which were part of the 53 aircraft we agreed to sell in April 2010, as discussed in more detail below. The aggregate net book value of the aircraft after we recorded an impairment charge of $21.6 million was approximately $55.3 million and is included in Flight equipment held for sale on our September 30, 2010, Condensed, Consolidated Balance Sheet.
     Impairment of aircraft likely to be sold:
•	We recorded an impairment charge of $19.1 million related to three aircraft that we were in discussions to sell to a third party. As of September 30, 2010, we considered the sale more likely than not to occur and deemed the aircraft to be impaired.
     Loss on sale of flight equipment:
•	During the three months ended September 30, 2010, we sold two aircraft from our fleet held for use resulting in realized losses aggregating $18.4 million.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2010
(Unaudited)
Nine months ended September 30, 2010
     For the nine months ended September 30, 2010, as part of our ongoing fleet strategy or as a result of sales of portfolios of aircraft we entered into to provide liquidity to satisfy maturing debt obligations, the following amounts were recorded in Flight equipment marketing:
     Impairment and lease related charges on Flight equipment held for sale, aircraft sold or aircraft designated for part-out:
•	On April 13, 2010, we signed an agreement to sell 53 aircraft from our existing fleet to a third party for an aggregate purchase price of $1.987 billion. During the nine months ended September 30, 2010, 52 of the 53 aircraft met the criteria for and were transferred to Flight equipment held for sale, including the two aircraft transferred during the three months ended September 30, 2010, as discussed above. Due to current market conditions, we recorded impairment charges aggregating $330.9 million and related lease charges aggregating $70.1 million for the nine-month period ended September 30, 2010, related to those 52 aircraft. The aggregate net book value of the portfolio after the recorded impairment charges of $330.9 million was approximately $1.9 billion.

•	On July 6, 2010, we signed an agreement to sell six aircraft to a third party. The six aircraft met the criteria for and were transferred to Flight equipment held for sale prior to June 30, 2010, and we recorded impairment charges of $40.1 million and lease related charges of $5.9 million for the nine months ended September 30, 2010, related to these aircraft.

•	During the three months ended September 30, 2010, as mentioned above, we agreed to sell one additional aircraft to a third party. The aircraft met the criteria for and was transferred to Flight equipment held for sale and we recorded impairment charges of $9.8 million and lease related charges of $91,000 related to that aircraft.

•	On June 22, 2010, we sold two aircraft from our fleet held for use. Prior to the transaction, we considered the sale more likely than not to occur and deemed the aircraft to be impaired. During the nine months ended September 30, 2010, we also deemed one aircraft that we designated for part-out to be impaired. During the nine months ended September 30, 2010, we recorded impairment charges of $45.1 million and lease related charges of $13.8 million related to these aircraft.
     Impairment of aircraft likely to be sold:
•	We recorded an impairment charge of $19.1 million related to three aircraft that we were in discussions to sell to a third party. As of September 30, 2010, we considered the sale more likely than not to occur and deemed the aircraft to be impaired.
     Loss on sale of flight equipment:
•	We sold two additional aircraft from our leased fleet, resulting in realized losses aggregating $18.4 million.
     Of the 59 aircraft that were previously classified as held for sale, we had completed the sale of 31 as of September 30, 2010, and we had 28 aircraft that remained classified as Flight equipment held for sale, which is presented separately on our September 30, 2010, Condensed, Consolidated Balance Sheet. The completion of the sales of most of the remaining 28 aircraft classified as Flight equipment held for sale are expected to occur during the remainder of 2010. Net cash proceeds from the sales will be received as the individual aircraft sales are consummated. The actual aggregate loss may differ from the impairment charge recorded depending on the

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2010
(Unaudited)
timing of the completion of the sale and whether any aircraft in the portfolio are subsequently substituted with different aircraft. The 59 aircraft reclassified to Flight equipment held for sale generated aggregate quarterly lease revenue of approximately $75 million and the quarterly depreciation aggregated approximately $27 million.
     As of November 5, 2010, we had completed the sales of 16 of the 28 remaining aircraft held for sale.
Nine months ended September 30, 2009
     During the nine months ended September 30, 2009, we recorded a $7.5 million impairment charge to record an aircraft classified as Flight equipment held for sale at its fair value. The aircraft was sold in the third quarter of 2009.
D. Flight Equipment Impairment Analysis
     Management evaluates quarterly the need to perform a recoverability assessment as required under GAAP and performs a recoverability assessment of all aircraft in our fleet at least annually. An assessment is performed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Further, we may perform a recoverability assessment if changes in circumstances would require us to change our assumptions as to future cash flows. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. The undiscounted cash flows consist of cash flows from currently contracted leases, future projected lease rates and terms and estimated residual values, scrap values or sale values as appropriate for each aircraft.
     Management is very active in the aviation finance industry and develops the assumptions used in the recoverability assessment based on its knowledge of active lease contracts, expectations of intended use of a particular aircraft, current and future expectations of the global demand for a particular aircraft type and historical experience in the aircraft leasing market and aviation industry, as well as information received from third party industry sources. The factors considered in estimating the undiscounted cash flows are impacted by changes in future periods due to changes in, among other things, contracted lease rates, economic conditions, technology, airline demand for a particular aircraft type, and other risk factors. In the event that an aircraft does not meet the recoverability test in accordance with our fair value policy, an impairment charge equal to the difference between the carrying value and fair value will be recorded. In monitoring the aircraft in our fleet for impairment charges, we identify those aircraft that are most susceptible to failing the recoverability assessment and monitor those aircraft more closely, which may result in more frequent recoverability assessments.
     As of September 30, 2010, ILFC had 13 passenger configured Boeing 747-400’s and 12 Airbus A321-100’s in its fleet. Management’s estimate of the future lease rates for Boeing 747-400’s and Airbus A321-100’s declined significantly during the three months ended September 30, 2010. The decline in expected lease rates for the 747-400’s was due to a number of unfavorable trends, including lower overall demand, as airlines replace their 747-400’s with more efficient newer generation wide-body aircraft. As a result, the current global supply of 747-400 aircraft that are for sale, or idle, has increased. It is expected that these unfavorable trends will persist and that the global supply of 747-400’s that are for sale, or idle, will continue to increase in the future. The decline in A321-100 lease rates is primarily due to continued and accelerated decrease in demand for this aircraft type, which is attributable to its age and limited mission application.
     As a result of the decline in lease rates, seven 747-400’s, five A321-100’s, and three other aircraft in our fleet held for use were deemed impaired when we performed our annual recoverability assessment of the entire fleet we hold for use during the three months ended September 30, 2010. As a result, we recorded impairment

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2010
(Unaudited)
charges aggregating $348.4 million to write these aircraft down to their respective fair values. The lease rates on the remaining six Boeing 747-400’s and seven Airbus A321-100’s supported the current carrying value of those aircraft. Fair value of flight equipment is determined using an income approach based on the present value of cash flows from contractual lease agreements, contingent rentals where appropriate, and projected future lease payments, which extend to the end of the aircraft’s economic life in its highest and best use configuration, as well as a disposition value, based on the expectations of market participants. For the nine months ended September 30, 2010, we recorded impairment charges related to 16 aircraft aggregating approximately $356.5 million on our fleet held for use as part of our ongoing recoverability assessments.
E. Restricted Cash
     We entered into ECA facility agreements in 1999 and 2004 through subsidiaries. See Note G — Debt Financings. Our current long-term debt ratings require us to segregate security deposits, overhaul reserves and rental payments received under the leases of the aircraft funded under the 1999 and 2004 ECA facilities (segregated rental payments are used to make scheduled principal and interest payments on the outstanding debt). The segregated funds are deposited into separate accounts controlled by the security trustees of the ECA facilities. At September 30, 2010, we had segregated security deposits, overhaul reserves and rental payments aggregating approximately $361 million related to aircraft funded under the ECA facilities. The segregated amounts fluctuate with changes in security deposits, overhaul reserves, rental payments and debt maturities related to the aircraft funded under the ECA facilities.
     In March 2010, we entered into a $550 million secured term loan through a newly formed subsidiary. The proceeds from this transaction are restricted until the collateral is transferred to certain of our subsidiaries that guarantee the debt on a secured basis and whose equity were pledged to secure the term loan. At September 30, 2010, $318 million of the proceeds remained restricted. See Note G — Debt Financings. At November 5, 2010, approximately $95 million of the $318 million had become available to us.
     The subsidiaries described above meet the definition of a VIE and are non-restricted subsidiaries, as defined in our public debt indentures. See Note G — Debt Financings and Note M — Variable Interest Entities.
F. Flight Equipment Held for Sale
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
     At September 30, 2010, 28 aircraft met the criteria for, and were classified as, Flight equipment held for sale. As a result, $973.9 million, representing the estimated fair value of such aircraft, was recorded in Flight equipment held for sale. We did not record depreciation expense on these assets subsequent to the transfer from Flight equipment under operating leases. In addition, in accordance with two portfolio sales agreements, we will transfer lease payments received subsequent to the execution dates of the sales agreements to the buyer related to 27 of the 28 aircraft. We have therefore recorded those payments aggregating $58.0 million, together with the related overhaul reserve balances and security deposits aggregating $79.7 million, in Security deposits on aircraft, overhauls and other on our September 30, 2010, Condensed, Consolidated Balance Sheet. We

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2010
(Unaudited)
expect to complete the sales of most of these aircraft during the remainder of 2010. The net cash proceeds from these sales will be received as the individual aircraft sales are consummated.
     We had the following activity in Flight equipment held for sale for the nine months ended September 30, 2010:

Flight Equipment Held for Sale	Aircraft	Net Book Value
Balance at December 31, 2009	—	$—
Transferred from Flight equipment under operating lease	59	2,220,424
Sold	(31)	(1,246,527)

Flight equipment held for sale at September 30, 2010	28	$973,897

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2010
(Unaudited)
G. Debt Financings

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Secured
Senior secured bonds	$3,900,000	$—
ECA financings	2,896,428	3,004,763
Bank debt (a)	2,155,000	—
Other secured financings (b)	1,440,556	153,116
Loans from AIG Funding	—	3,909,567

	10,391,984	7,067,446
Unsecured
Bonds and Medium-Term Notes	16,207,220	16,566,099
Bank debt (c)	2,420,000	5,087,750

	18,627,220	21,653,849
Total Senior Debt Financings	29,019,204	28,721,295
Less: Deferred debt discount	(65,381)	(9,556)

	28,953,823	28,711,739
Subordinated Debt	1,000,000	1,000,000

	$29,953,823	$29,711,739

(a)	On April 16 2010, we entered into an amendment to our revolving credit facility dated October 13, 2006. Upon effectiveness of this amendment, approximately $2.2 billion of our previously unsecured bank debt became secured by the equity interests in certain of our non-restricted subsidiaries. Those subsidiaries, upon completion of the transfer of certain aircraft into the subsidiaries, will hold a pool of aircraft with an appraised value of not less than 133% of the principal amount of the outstanding loans.

(b)	Includes secured financings non-recourse to ILFC of $117.7 million and $129.6 million at September 30, 2010 and December 31, 2009, respectively.

(c)	On October 7, 2010, using available cash on hand, we prepaid in full a total of $2 billion in principal plus accrued interest related to the $2 billion revolving credit agreement dated October 14, 2005. This floating rate obligation had an interest rate of .91% at the time of prepayment. Subsequent to repayment of this obligation, as well as other scheduled maturities, our composite interest rate increased from 5.17% at September 30, 2010, to 5.45% at October 31, 2010.
     The above amounts represent the anticipated settlement of our outstanding debt obligations as of September 30, 2010 and December 31, 2009. Certain adjustments required to present currently outstanding hedged debt obligations have been recorded and presented separately on our Condensed, Consolidated Balance Sheets, including adjustments related to foreign currency hedging and interest rate hedging activities.
     We have created wholly-owned, or indirectly wholly-owned, subsidiaries for the purpose of purchasing aircraft and obtaining financings secured by such aircraft. These entities are non-restricted subsidiaries, as defined by our public debt indentures, and meet the definition of a VIE. We have determined that we are the primary beneficiary of such VIEs and, accordingly, we consolidate such entities into our condensed, consolidated financial statements. See Note M — Variable Interest Entities for more information on VIEs.
Senior Secured Bonds
     On August 20, 2010, we issued $3.9 billion of senior secured notes, with $1.35 billion maturing in September 2014 and bearing interest of 6.5%, $1.275 billion maturing in September 2016 and bearing interest

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2010
(Unaudited)
of 6.75%, and $1.275 billion maturing in September 2018 and bearing interest of 7.125%. The aggregate net proceeds from the issuances were approximately $3.84 billion after deducting initial purchaser discounts and commissions, fees and estimated offering expenses. The notes are secured by a designated pool of aircraft, initially consisting of 174 aircraft and their related leases and certain cash collateral. In addition, two of ILFC’s subsidiaries, that either own or hold leases of aircraft included in the pool securing the notes, have guaranteed the notes. We can redeem the notes at any time prior to their maturity, provided we give notification between 30 to 60 days prior to the intended redemption date and subject to a penalty of the greater of 1% of the outstanding principal amount and a “make-whole” premium. There is no sinking fund for the notes.
     The indenture governing the senior secured notes contains customary covenants that, among other things, restrict our and our restricted subsidiaries’ ability to: (i) create liens; (ii) sell, transfer or otherwise dispose of assets; (iii) declare or pay dividends or acquire or retire shares of our capital stock; (iv) designate restricted subsidiaries as non-restricted subsidiaries or designate non-restricted subsidiaries; (v) make investments in or transfer assets to non-restricted subsidiaries; and (vi) consolidate, merge, sell or otherwise dispose of all, or substantially all, of our assets.
     The indenture also provides for customary events of default, including but not limited to, the failure to pay scheduled principal and interest payments on the notes, the failure to comply with covenants and agreements specified in the indenture, the acceleration of certain other indebtedness resulting from non-payment of that indebtedness, and certain events of insolvency. If any event of default occurs, any amount then outstanding under the senior secured notes may immediately become due and payable.
     We used the borrowed amounts to repay in full our loans from AIG Funding, as discussed below.
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
     In January 1999, we entered into the 1999 ECA facility to borrow up to $4.3 billion for the purchase of Airbus aircraft delivered through 2001. We used $2.8 billion of the amount available under this facility to finance purchases of 62 aircraft. Each aircraft purchased was financed by a ten-year fully amortizing loan with interest rates ranging from 5.753% to 5.898%. At September 30, 2010, 15 loans with an aggregate principal value of $55.9 million remained outstanding under the facility and the net book value of the aircraft owned by the subsidiary was $1.6 billion.
     In May 2004, we entered into the 2004 ECA facility, which was most recently amended in May 2009 to allow us to borrow up to $4.6 billion for the purchase of Airbus aircraft delivered through June 30, 2010. We used $4.3 billion of the available amount to finance purchases of 76 aircraft. Each aircraft purchased was financed by a ten-year fully amortizing loan. As of September 30, 2010, approximately $2.8 billion was outstanding under this facility. The interest rates on the loans outstanding under the facility are either fixed or based on LIBOR and ranged from 0.47% to 4.71% at September 30, 2010. The net book value of the related aircraft was $4.4 billion at September 30, 2010.
     Our current long-term debt ratings require us to segregate security deposits, overhaul reserves and rental payments received for aircraft with loan balances outstanding under the 1999 and 2004 ECA facilities (segregated rental payments are used to make scheduled principal and interest payments on the outstanding

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2010
(Unaudited)
debt). The segregated funds are deposited into separate accounts pledged to and controlled by the security trustees of the facilities. In addition, we must register the existing individual mortgages on the aircraft funded under both the 1999 and 2004 ECA facilities in the local jurisdictions in which the respective aircraft are registered (mortgages are only required to be filed on aircraft with loan balances outstanding or otherwise as agreed in connection with the cross-collateralization as described below). At September 30, 2010, we had segregated security deposits, overhaul reserves and rental payments aggregating approximately $361 million related to aircraft funded under the 1999 and 2004 ECA facilities. The segregated amounts will fluctuate with changes in security deposits, overhaul reserves, rental payments and debt maturities related to the aircraft funded under the facilities.
     During the first quarter of 2010, we entered into agreements to cross-collateralize the 1999 ECA facility with the 2004 ECA facility. As part of such cross-collateralization we (i) guaranteed the obligations under the 2004 ECA facility through our subsidiary established to finance Airbus aircraft under our 1999 ECA facility; (ii) agreed to grant mortgages over certain aircraft financed under the 1999 ECA facility (including aircraft which are not currently subject to a loan under the 1999 ECA facility) and security interests over other collateral related to the aircraft financed under the 1999 ECA facility to secure the guaranty obligation; (iii) accepted a loan-to-value ratio (aggregating the loans and aircraft from the 1999 ECA facility and the 2004 ECA facility) of no more than fifty percent, in order to release liens (including the cross-collateralization arrangement) on any aircraft financed under the 1999 or 2004 ECA facilities or other assets related to the aircraft; and (iv) agreed to allow proceeds generated from certain disposals of aircraft to be applied to obligations under both the 1999 ECA and 2004 ECA facilities.
     We also agreed to additional restrictive covenants relating to the 2004 ECA facility, restricting us from (i) paying dividends on our capital stock with the proceeds of asset sales and (ii) selling or transferring aircraft with an aggregate net book value exceeding a certain disposition amount, which is currently approximately $10.6 billion. The disposition amount will be reduced by approximately $91.4 million at the end of each calendar quarter during the effective period. The covenants are in effect from the date of the agreement until December 31, 2012. A breach of these restrictive covenants would result in a termination event for the ten loans funded subsequent to the date of the agreement and would make those loans, which aggregated $311.9 million at September 30, 2010, due in full at the time of such a termination event.
     In addition, if a termination event resulting in an acceleration event were to occur under the 1999 or 2004 ECA facility, we would have to segregate lease payments, overhaul reserves and security deposits received after such acceleration event occurred relating to all the aircraft funded under the 1999 ECA facility, including those aircraft no longer subject to a loan.
Secured Bank Debt
     We have a revolving credit facility, dated October 13, 2006, under which the maximum amount available of $2.5 billion is outstanding. On April 16, 2010, we entered into an amendment to this facility with lenders holding $2.155 billion of the outstanding loans under the facility (the “Electing Lenders”). The extended loans will bear interest at LIBOR plus a margin of 2.15%, plus facility fees of 0.2% on the outstanding principal balance. Subject to the satisfaction of the collateralization requirements discussed below, the Electing Lenders agreed to, among other things:
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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2010
(Unaudited)
     The collateralization requirement provides that the $2.155 billion of loans held by Electing Lenders must be secured by a lien on the equity interests of certain of ILFC’s non-restricted subsidiaries that will own aircraft with aggregate appraised values of not less than 133% of the $2.155 billion principal amount (the “Required Collateral Amount”). We must transfer all aircraft meeting the Required Collateral Amount to the pledged subsidiaries prior to April 16, 2011, subject to our right to post cash collateral for any shortfall. As of November 5, 2010, we had transferred approximately two thirds of the required aircraft appraised value. After we have transferred the required amount of aircraft appraised value to the pledged subsidiaries, the credit facility includes an ongoing requirement, tested periodically, that the appraised value of the eligible aircraft owned by the pledged subsidiaries must be equal to or greater than 100% of the Required Collateral Amount. This ongoing requirement is subject to the right to transfer additional eligible aircraft to the pledged subsidiaries or ratably prepay the loans held by the Electing Lenders. We also guarantee the loans held by the Electing Lenders through certain other subsidiaries.
     The amended facility permits us to incur liens securing certain additional secured indebtedness prior to the satisfaction of the collateralization requirement, provided we use any net cash proceeds from the additional secured indebtedness to prepay one of our term loans maturing in 2011. The amended facility prohibits us from re-borrowing amounts repaid under this facility for any reason. The revolving credit facility also contains financial and restrictive covenants that (i) limit our ability to incur indebtedness, (ii) restrict certain payments, liens and sales of assets by us, and (iii) require us to maintain a fixed charge coverage ratio and consolidated tangible net worth in excess of certain minimum levels.
     The remaining $345 million of loans held by lenders who are not party to the amendment will mature on their originally scheduled maturity date in October 2011, with no increase to the interest rate margin.
Other Secured Financing Arrangements
     In May 2009, ILFC provided $39.0 million of subordinated financing to a non-restricted subsidiary. The entity used these funds and an additional $106.0 million borrowed from third parties to purchase an aircraft, which it leases to an airline. ILFC acts as servicer of the lease for the entity. The $106.0 million loan has two tranches. The first tranche is $82.0 million, fully amortizes over the lease term, and is non-recourse to ILFC. The second tranche is $24.0 million, partially amortizes over the lease term, and is guaranteed by ILFC. Both tranches of the loan are secured by the aircraft and the lease receivables. Both tranches mature in May 2018 with interest rates based on LIBOR. At September 30, 2010, the interest rates on the $82.0 million and $24.0 million tranches were 3.409% and 5.109%, respectively. The entity entered into two interest rate cap agreements to economically hedge the related LIBOR interest rate risk in excess of 4.00%. At September 30, 2010, $92.3 million was outstanding under the two tranches and the net book value of the aircraft was $138.4 million.
     In June 2009, we borrowed $55.4 million through a non-restricted subsidiary, which owns one aircraft leased to an airline. Half of the original loan amortizes over five years and the remaining $27.7 million is due in 2014. The loan is non-recourse to ILFC and is secured by the aircraft and the lease receivables. The interest rate on the loan is fixed at 6.58%. At September 30, 2010, $48.2 million was outstanding and the net book value of the aircraft was $92.0 million.
     On March 17, 2010, we entered into a $750 million term loan agreement secured by 43 aircraft and all related equipment and leases. The aircraft had an average appraised base market value of approximately $1.3 billion, for an initial loan-to-value ratio of approximately 56%. The loan matures on March 17, 2015, and bears interest at LIBOR plus a margin of 4.75% with a LIBOR floor of 2.0%. The principal of the loan is

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2010
(Unaudited)
payable in full at maturity with no scheduled amortization, but we can voluntarily prepay the loan at any time, subject to a 1% prepayment penalty prior to March 17, 2011. On March 17, 2010, we also entered into an additional term loan agreement of $550 million through a newly formed non-restricted subsidiary. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain non-restricted subsidiaries of ILFC that hold title to 37 aircraft. The aircraft had an average appraised base market value of approximately $969 million, for an initial loan-to-value ratio of approximately 57%. The loan matures on March 17, 2016, and bears interest at LIBOR plus a margin of 5.0% with a LIBOR floor of 2.0%. The principal of the loan is payable in full at maturity with no scheduled amortization. The proceeds from this loan are restricted from use in our operations until we transfer the related collateral to the non-restricted subsidiaries. At September 30, 2010, $318 million of the proceeds remained restricted. At November 5, 2010, approximately $95 million of the $318 million had become available to us. We can voluntarily prepay the loan at any time subject to a 2% prepayment penalty prior to March 17, 2011, and a 1% prepayment penalty prior to March 17, 2012. Both loans require a loan-to-value ratio of no more than 63%.
Loans from AIG Funding
     We borrowed a total of $3.9 billion from AIG Funding from March 2009 to December 2009. These loans were scheduled to mature on September 13, 2013. The funds for the loans were provided to AIG Funding by the FRBNY pursuant to the FRBNY Credit Agreement. In order to receive the FRBNY’s consent to the loans, we entered into guarantee agreements to guarantee the repayment of AIG’s obligations under the FRBNY Credit Agreement up to an amount equal to the aggregate outstanding balance of the loans from AIG Funding.
     On August 20, 2010, we repaid all amounts outstanding under the loans from AIG Funding with the net proceeds from the issuance of $3.9 billion aggregate principal amount of senior secured notes and $500 million aggregate principal amount of senior notes. See “Senior Secured Notes” and “Unsecured Bonds and Medium Term Notes.” As a result of our repayment of the loans from AIG Funding, we no longer guarantee AIG’s obligations under the FRBNY Credit Agreement and the FRBNY released their liens on the collateral securing these loans.
Unsecured Bonds and Medium-Term Notes
     Automatic Shelf Registration: We have an effective automatic shelf registration statement filed with the SEC. As a result of our WKSI status, we have an unlimited amount of debt securities registered for sale.
     On August 20, 2010, we issued $500 million in aggregate principal amount of 8.875% senior notes due September 2017 pursuant to our automatic shelf registration. The aggregate net proceeds from the sale of the senior notes were approximately $488.3 million after deducting underwriting discounts and commissions, fees and estimated offering expenses. At September 30, 2010, we also had $11.8 billion of bonds and medium-term notes outstanding, issued under previous registration statements, with interest rates ranging from 0.85% to 7.95%.
     Euro Medium-Term Note Programme: We have a $7.0 billion Euro Medium-Term Note Programme, under which we have $1.2 billion of Euro denominated notes outstanding. The notes mature on August 15, 2011, and bear interest based on Euribor with a spread of 0.375%. We have hedged the notes into U.S. dollars and fixed the interest rates ranging from 5.355% to 5.367%. The programme is perpetual and the principal amount of a bond becomes available for new issuances at maturity.
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
September 30, 2010
(Unaudited)
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
     The indenture also provides for customary events of default, including but not limited to, the failure to pay scheduled principal and interest payments on the notes, the failure to comply with covenants and agreements specified in the indenture, the acceleration of certain other indebtedness resulting from non-payment of that indebtedness, and certain events of insolvency. If any event of default occurs, any amount then outstanding under the senior notes may immediately become due and payable.
     Unsecured Bank Debt
     Revolving Credit Facility: At September 30, 2010, we had a $2.0 billion unsecured revolving credit facility, entered into with an original group of 35 banks and originally expiring on October 14, 2010. This revolving credit facility provided for interest rates that varied according to the pricing option selected at the time of borrowing. Pricing options included a base rate, a rate ranging from 0.25% over LIBOR to 0.65% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. As of September 30, 2010, the maximum amount available of $2.0 billion under our unsecured revolving credit facility was outstanding and interest was accruing at 0.91%. The credit facility was subject to facility fees of 0.2% of amounts available at September 30, 2010. On October 7, 2010, using available cash on hand, we prepaid in full the $2.0 billion principal amount outstanding under the facility and terminated the facility. See Note O — Subsequent Event.
     In addition, $345 million of the outstanding loans under our revolving credit facility originally expiring in October 2011, held by lenders not party to the amendment to that facility, remain unsecured and will mature on their originally scheduled maturity date in October 2011. See “Secured Bank Debt” above.
     Term Loans: From time to time, we enter into funded bank financing arrangements. As of September 30, 2010, we had one term loan maturing in December 2011 with principal amount of $75 million outstanding. The interest rate is based on LIBOR plus 1.8%, approximately 2.09% at September 30, 2010. In April 2010, we prepaid $410 million of our term loans with original maturity dates in 2011 and 2012. We

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2010
(Unaudited)
amended the remaining term loan to permit, among other things, liens securing (i) the loans under the revolving credit facility originally expiring in October 2011 and (ii) certain other funded term loans in an aggregate principal amount not to exceed $500 million. The amendment also permits certain additional secured indebtedness in excess of the permitted secured indebtedness basket of 12.5% of Consolidated Tangible Net Assets (as defined in the term loan), provided we use any net cash proceeds from such additional secured indebtedness to prepay the remaining term loan, which matures in 2011. Our unsecured term loan agreement contains financial and restrictive covenants that are substantially similar to the covenants in our revolving credit facility described above under “Secured Bank Debt.”
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
     As stated above, we may call all or any part of the $600 million tranche of subordinated debt at any time on or after December 21, 2010 with at least 30 days’ but no more than 60 days’ notice to holders of the bonds. We do not currently intend to call any of these bonds. If we choose to redeem the bonds, we must pay 100% of the principal amount of the bonds being redeemed plus any accrued and unpaid interest to the redemption date. If we choose to redeem only a portion of the outstanding bonds, at least $50 million principal amount of the bonds must remain outstanding.
H. Derivative Activities
     We use derivatives to manage exposures to interest rate and foreign currency risks. At September 30, 2010, we had interest rate and foreign currency swap agreements with a related counterparty and interest rate cap agreements with an unrelated counterparty.
     We record changes in fair value of derivatives in income or OCI depending on the designation of the hedge as either a fair value hedge or cash flow hedge, respectively. Where hedge accounting is not achieved, the change in fair value of the derivative is recorded in income. In the case of a re-designation of a derivative contract, the balance accumulated in AOCI at the time of the re-designation is amortized into income over the remaining life of the underlying derivative. Our foreign currency swap agreements mature in 2011, our interest rate swap agreements mature through 2015, and our interest rate cap agreements mature in 2018.
     During the second quarter of 2009, we entered into two interest rate cap agreements with an unrelated counterparty in connection with a secured financing transaction. We have not designated the interest rate caps as hedges, and all changes in fair value are recorded in income.
     All of our interest rate and foreign currency swap agreements are subject to a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. Our derivative portfolio is recorded at fair value on our balance sheet on a net basis in Derivative assets, net (see Note I — Fair Value Measurements). We account for all of our interest rate swap and foreign currency

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2010
(Unaudited)
swap agreements as cash flow hedges. We do not have any credit risk related contingent features and are not required to post collateral under any of our existing derivative contracts.
     Derivatives have notional amounts, which generally represent amounts used to calculate contractual cash flows to be exchanged under the contract. The following table presents notional and fair values of derivatives outstanding at the following dates:

	Asset Derivatives		Liability Derivatives
	Notional Value	Fair Value	Notional Value	Fair Value
		USD		USD
	(In thousands)
September 30, 2010:

Derivatives designated as hedging instruments:
Interest rate swap agreements (a)	$—	$—	$655,574	$(65,264)
Foreign exchange swap agreements	€1,000,000	143,948	—	—
Total derivatives designated as hedging instruments		$143,948		$(65,264)

Derivatives not designated as hedging instruments:
Interest rate cap agreements	$92,346	$1,051	$—	$—

Total derivatives		$144,999		$(65,264)

December 31, 2009:

Derivatives designated as hedging instruments:
Interest rate swap agreements (a)	$—	$—	$1,070,513	$(66,916)
Foreign exchange swap agreements	€1,600,000	254,261	14,191	(574)
Total derivatives designated as hedging instruments		$254,261		$(67,490)

Derivatives not designated as hedging instruments:
Interest rate cap agreements	$100,631	$4,086	$—	$—

Total derivatives		$258,347		$(67,490)

(a)	Converts floating interest rate debt into fixed rate debt.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2010
(Unaudited)
During the three and nine months ended September 30, 2010 and 2009, we recorded the following in OCI related to derivative instruments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Gain (Loss)	2010	2009	2010		2009
		(Dollars in thousands)
Effective portion of change in fair market value of derivatives (a)	$116,436	$96,196	$(104,798)	(b)	$148,443
Amortization of balances of de-designated hedges and other adjustments	1,040	(121)	2,332		(364)
Foreign exchange component of cross currency swaps charged (credited) to income	(136,420)	(80,450)	198,300		(148,020)
Income tax effect	6,630	(5,469)	(33,542)		(21)

Net changes in cash flow hedges, net of taxes	$(12,314)	$10,156	$62,292		$38

(a)	Includes $(24,397) and $22,797 of combined CVA and MVA for the three and nine month periods ended September 30, 2010, respectively, and $26,214 and $(34,193) of combined CVA and MVA for the three and nine month periods ended September 30, 2009, respectively.

(b)	Includes losses of $(15,409) on a derivative contract that matured during the nine months ended September 30, 2010, that was de-designated as a cash flow hedge and then subsequently re-designated during the life of the contract.
     The following table presents the effective portion of the unrealized gain (loss) on derivative positions recorded in OCI:

		Amount of Unrealized Gain or (Loss)
		Recorded in OCI on Derivatives
	(Effective Portion)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivatives Designated as Cash Flow Hedges	2010	2009	2010	2009
		(Dollars in thousands)
Interest rate swap agreements	$(26,370)	$(12,256)	$(30,952)	$7,747
Foreign exchange swap agreements	123,207	82,290	(147,873)	81,747

Total (a)	$96,837	$70,034	$(178,825)	$89,494

(a)	Includes $(24,397) and $22,797 of combined CVA and MVA for the three and nine month periods ended September 30, 2010, respectively, and $26,214 and $(34,193) of combined CVA and MVA for the three and nine month periods ended September 30, 2009, respectively.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2010
(Unaudited)
     The following table presents amounts reclassified from AOCI into income when cash payments were made or received on our qualifying cash flow hedges:

	Amount of Gain or (Loss) Reclassified from
		AOCI Into Income
	(Effective Portion)
	Three Months Ended		Nine Months Ended
Location of Gain or (Loss) Reclassified from AOCI	September 30,		September 30,
into Income (Effective Portion)	2010	2009	2010	2009
		(Dollars in thousands)
Interest rate swap agreements — interest expense	$(7,633)	$(10,034)	$(24,548)	$(26,015)
Foreign exchange swap agreements — interest expense	(11,966)	(15,386)	(49,255)	(33,672)
Foreign exchange swap agreements — lease revenue	—	(742)	(224)	738

Total	$(19,599)	$(26,162)	$(74,027)	$(58,949)

     We estimate that within the next twelve months, we will amortize into earnings approximately $54.2 million of the pre-tax balance in AOCI under cash flow hedge accounting in connection with our program to convert debt from floating to fixed interest rates.
     The following table presents the effect of derivatives recorded in the Condensed, Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009:

		Amount of Gain or (Loss) Recognized
		in Income on Derivatives
	(Ineffective Portion) (a)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(Dollars in thousands)
Derivatives Designated as Cash Flow Hedges:
Interest rate swap agreements	$(31)	$(232)	$(122)	$(622)
Foreign exchange swap agreements	(152)	9,559	(25,781)	14,733

Total	(183)	9,327	(25,903)	14,111

Derivatives Not Designated as a Hedge:
Interest rate cap agreements (b)	(583)	(568)	(3,011)	(1,268)

Reconciliation to Condensed, Consolidated Statements of Income:
Income effect of maturing derivative contracts	—	—	(15,409)	—
Reclassification of amounts de-designated as hedges recorded in AOCI	(1,040)	121	(2,332)	364

Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	$(1,806)	$8,880	$(46,655)	$13,207

(a)	All components of each derivative’s gain or loss were included in the assessment of effectiveness.

(b)	An additional $0.8 million of amortization of premium paid to the derivative counterparty was recognized in Interest expense during the nine months ended September 30, 2009.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2010
(Unaudited)
I. Fair Value Measurements
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The following table presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, categorized using the fair value hierarchy described above.

	Level 1	Level 2		Level 3	Counterparty Netting (a)	Total
	(Dollars in thousands)
September 30, 2010:
Derivative assets	$—	$144,999	(b)	$—	$(65,264)	$79,735
Derivative liabilities	—	(65,264)		—	65,264	—

Total	$—	$79,735		$—	$—	$79,735

December 31, 2009:
Derivative assets	$—	$258,347	(b)	$—	$(67,490)	$190,857
Derivative liabilities	—	(67,490)		—	67,490	—

Total	$—	$190,857		$—	$—	$190,857

(a)	As permitted under GAAP, we have elected to offset derivative assets and derivative liabilities under our master netting agreement.

(b)	The balance includes CVA and MVA aggregating $1.1 million and $24.2 million at September 30, 2010 and December 31, 2009, respectively.
  Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
     The fair value of an aircraft is classified as a Level 3 valuation. Fair value of flight equipment is determined using an income approach based on the present value of cash flows from contractual lease agreements, contingent rentals where appropriate, and projected future lease payments, which extend to the end of the aircraft’s economic life in its highest and best use configuration, as well as a disposition value, based on the expectations of market participants.
     We measure the fair value of aircraft and certain other assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
     We recorded the following in Flight equipment marketing:
•	During the three months ended September 30, 2010, we recorded impairment charges of $21.6 million related to three aircraft that were transferred to Flight equipment held for sale and $19.1 million related to three aircraft that remained in our leased fleet, but were deemed more likely than not to be sold. The fair value for these aircraft was based upon recoverability assessments performed as a result of impending sales, in which it was determined that the carrying amount of the aircraft was not fully recoverable.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2010
(Unaudited)
•	During the nine months ended September 30, 2010, we performed recoverability assessments in conjunction with potential sales of aircraft and determined that 62 aircraft were not fully recoverable. Based upon a fair value analysis, we deemed these aircraft to be impaired and recorded charges of $425.9 million to record the aircraft to their fair value. Of the 62 aircraft that were impaired, we sold 33 during the nine months ended September 30, 2010, designated one aircraft for part-out and removed it from our leased fleet, and the remaining 28 were classified as Flight equipment held for sale as of September 30, 2010. In addition, we performed recoverability assessment on three aircraft in our fleet held for use that were deemed more likely than not to be sold, and recorded $19.1 million impairment charges related to those aircraft.
     Aggregate impairment charges recorded on the 65 aircraft mentioned above for the nine months ended September 30, 2010, were $445.0 million. See Note C — Flight Equipment Marketing for more information.
•	During the nine months ended September 30, 2009, we recorded a $7.5 million impairment charge to record an aircraft classified as Flight equipment held for sale to its fair value. The aircraft was sold in the third quarter of 2009.
     We recorded the following in Aircraft impairment:
•	Based on our annual recoverability review of all fleet aircraft held for use, the carrying values of 15 aircraft were deemed to have been impaired during the three months ended September 30, 2010, and we recorded impairment charges aggregating $348.4 million to write these aircraft down to their respective fair values for the three and nine month periods ended September 30, 2010. See Note D — Aircraft Impairment for more information. Additionally, during the nine months ended September 30, 2010, we deemed one additional aircraft to be impaired and recorded an $8.1 million charge to record it at its fair value.
     The following table presents the effect on our condensed, consolidated financial statements as a result of the non-recurring impairment charges recorded to Flight equipment for the nine months ended September 30, 2010:

	Book Value at				Depreciation	Book Value at
	December 31,	Impairment			and Other	September 30,
	2009	Charges (a)	Reclassifications	Sales	Adjustments	2010
	(Dollars in millions)
Flight equipment under operating lease	$3,398.0	$(801.5)	$(2,197.4)	$(4.5)	$(63.2)	$331.4
Flight equipment held for sale	—	—	2,194.2	(1,220.6)	0.3	973.9
Lease receivables and other assets	—	—	3.2	(0.1)	—	3.1

Total	$3,398.0	$(801.5)	$—	$(1,225.2)	$(62.9)	$1,308.4

(a)	We recorded impairment charges of $389.1 million during the three months ended September 30, 2010.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2010
(Unaudited)
J. Fair Value Disclosures of Financial Instruments
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
     Guarantees: For guarantees entered into after December 31, 2002, we record the fee paid to us as the initial carrying value of the guarantees which are included in Accrued interest and other payables on our Condensed, Consolidated Balance Sheets. The fee received is recognized ratably over the guarantee period. Included in the fair value balance below are two loan guarantees entered into prior to December 31, 2002, which are not included in the balance on our Condensed, Consolidated Balance Sheets. Fair value for these guarantees is approximately equal to total unamortized fees.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2010
(Unaudited)
     The carrying amounts and fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009, are as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount of Asset	Fair Value of Asset	Carrying Amount of Asset	Fair Value of Asset
	(Liability)	(Liability)	(Liability)	(Liability)
	(Dollars in thousands)
Cash, including restricted cash	$4,284,354	$4,284,354	$652,067	$652,067
Notes receivable	83,557	82,977	112,060	107,063
Debt financing (including loans from AIG Funding, subordinated debt and foreign currency adjustment, excluding debt discount)	(30,212,004)	(30,749,972)	(30,112,395)	(26,762,955)
Derivative (liabilities) assets	79,735	79,735	190,857	190,857
Guarantees	(10,493)	(12,229)	(10,860)	(12,886)
K. Related Party Transactions
     We are party to cost and tax sharing agreements with AIG. Generally, these agreements provide for the allocation of corporate costs based upon a proportional allocation of costs to all subsidiaries. We also pay other subsidiaries of AIG a fee related to management services provided for certain of our foreign subsidiaries. We earned management fees from two trusts consolidated by AIG for the management of aircraft we sold to the trusts in prior years. During the nine months ended September 30, 2010, we paid AIG $85.0 million that was due and payable on a loan related to certain tax planning activities we had participated in during 2002 and 2003.
     We borrowed $1.7 billion from AIG Funding, an affiliate of our parent, in March 2009 to assist in funding our liquidity needs. In the fourth quarter of 2009, we borrowed an additional $2.2 billion from AIG Funding and amended and restated the existing borrowings of $1.7 billion. On August 20, 2010, we prepaid in full the principal balance of approximately $3.9 billion plus accrued interest. See Note G — Debt Financings.
     All of our interest rate swap and foreign currency swap agreements are with AIGFP, a related party. See Note I — Fair Value Measurements and Note H — Derivative Activities. In addition, we purchase insurance through a broker who may place part of our policies with AIG. Total insurance premiums were $5.5 million and $4.9 million for the nine-month periods ended September 30, 2010 and 2009, respectively.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2010
(Unaudited)
     Our financial statements include the following amounts involving related parties:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Income Statement	2010	2009	2010	2009
	(Dollars in thousands)
Expense (income):
Interest expense on loans from AIG Funding	$35,382	$28,342	$157,926	$59,936
Effect from derivatives on contracts with AIGFP	(1,223)	9,448	(43,644)	14,475
Interest on derivative contracts with AIGFP	19,599	25,420	73,803	59,688
Lease revenue related to hedging of lease receipts with AIGFP	—	742	224	(738)
Allocation of corporate costs from AIG	22,491	1,882	28,369	7,368
Management fees received	(2,394)	(2,453)	(7,079)	(7,113)
Management fees paid to subsidiaries of AIG	44	247	398	683

Balance Sheet	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Asset (liability):
Loans payable to AIG Funding	$—	$(3,909,567)
Derivative assets, net	78,684	186,771
Income taxes payable to AIG	(133,056)	(80,924)
Taxes benefit sharing payable to AIG	—	(85,000)
Accrued corporate costs payable to AIG	(25,999)	(5,298)
Accrued interest payable to AIG	—	(672)
L. Commitments and Contingencies
     Guarantees
•	Asset Value Guarantees: We have guaranteed a portion of the residual value of 22 aircraft to financial institutions and other unrelated third parties for a fee. These guarantees expire at various dates through 2023 and generally obligate us to pay the shortfall between the fair market value and the guaranteed value of the aircraft and provide us with an option to purchase the aircraft for the guaranteed value. At September 30, 2010, the maximum commitment that we would be obligated to pay under such guarantees, without any offset for the projected value of the aircraft, was approximately $530 million.

•	Aircraft Loan Guarantees: We have guaranteed two loans collateralized by aircraft to financial institutions for a fee. The guarantees expire in 2014, when the loans mature, and obligate us to pay an amount up to the guaranteed value upon the default of the borrower, which may be offset by a portion of the underlying value of the aircraft collateral. At September 30, 2010, the guaranteed value, without any offset for the projected value of the aircraft, was approximately $24 million.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2010
(Unaudited)
     Management regularly reviews the underlying values of the aircraft collateral to determine our exposure under these guarantees. During the nine months ended September 30, 2010, we were called upon to perform under an asset value guarantee and purchased the aircraft for approximately $4 million. Additionally, during the three months ended September 30, 2010, we determined that we would be liable for a future amount under an existing guarantee and recorded a charge of approximately $1 million. The next strike date for asset value guarantees is in 2011. If called upon to perform under these contracts, we would purchase three aircraft for approximately $27.8 million. We do not currently anticipate that we will be required to perform under any of the three guarantees based upon the underlying values of the aircraft collateralized.
     Legal Contingencies
•	Flash Airlines: We are named in lawsuits in connection with the January 3, 2004, crash of our Boeing 737-300 aircraft on lease to Flash Airlines, an Egyptian carrier. These lawsuits were filed by the families of victims on the flight and seek unspecified damages for wrongful death, costs and fees. The initial lawsuit was filed in May 2004 in California, and subsequent lawsuits were filed in California and Arkansas. All cases filed in the U.S. were dismissed on the grounds of forum non conveniens and transferred to the French Tribunal de Grande Instance civil court in either Bobigny or Paris. The Bobigny plaintiffs challenged French jurisdiction, whereupon the French civil court decided to retain jurisdiction. On appeal the Paris Court of Appeal reversed, and on appeal the French Cour de Cassation elected to defer its decision pending a trial on the merits. We believe we are adequately covered in these cases by the liability insurance policies carried by Flash Airlines and we have substantial defenses to these actions. We do not believe that the outcome of these lawsuits will have a material effect on our consolidated financial condition, results of operations or cash flows.

•	Krasnoyarsk Airlines: We leased a 757-200ER aircraft to a Russian airline, KrasAir, which is now the subject of a Russian bankruptcy-like proceeding. The aircraft lease was assigned to another Russian carrier, Air Company “Atlant-Soyuz” Incorporated, which defaulted under the lease. The aircraft has been detained by the Russian customs authorities on the basis of certain alleged violations of the Russian customs code by KrasAir. While we have prevailed in court proceedings, Russian custom authorities will not provide relevant documents to permit the aircraft to be removed from Russia. We are now pursuing alternative options to resolve the situation and, as such, have performed a recoverability assessment of the fair value of the aircraft. The aircraft was deemed to be impaired and we recorded an $8.1 million impairment charge in the nine months ended September 30, 2010. The aircraft had a net book value of $19.5 million at September 30, 2010. We cannot predict what the outcome of this matter will be, but we do not believe that it will be material to our consolidated financial position, results of operations or cash flows.

•	Estate of Volare Airlines: In November 2004, Volare, an Italian airline, filed for bankruptcy in Italy. Prior to Volare’s bankruptcy, we leased to Volare, through wholly-owned subsidiaries, two A320-200 aircraft and four A330-200 aircraft. In addition, we managed the lease to Volare by an entity that is a related party to us of one A330-200 aircraft. In October 2009, the Volare bankruptcy receiver filed a claim in an Italian court in the amount of €29.6 million against us and our related party for the return to the Volare estate of all payments made by it to us and our related party in the year prior to Volare’s bankruptcy filing. We have engaged Italian counsel to represent us and intend to defend this matter vigorously. We cannot predict the outcome of this matter, but we do not believe that it will be material to our consolidated financial position, results of operations or cash flows.

•	Airblue Limited: We are named in a lawsuit in connection with the July 28, 2010, crash of our Airbus A320-200 aircraft on lease to Airblue Limited, a Pakistani carrier. The lawsuit was filed by the families of victims on the flight and seeks unspecified damages for wrongful death, costs and fees. The case was originally filed in a circuit court in Cook County, Illinois, but was subsequently removed to a U.S. district court. We believe we are adequately covered in this case by the liability insurance policies carried by Airblue Limited and we have substantial defenses to this action. We do not believe that the outcome of this lawsuit will have a material effect on our consolidated financial condition, results of operations or cash flows.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2010
(Unaudited)
          We are also a party to various claims and litigation matters arising in the ordinary course of our business. We do not believe the outcome of any of these matters will be material to our consolidated financial position, results of operations or cash flows.
M. Variable Interest Entities
     Our leasing and financing activities require us to use many forms of entities to achieve our business objectives and we have participated to varying degrees in the design and formation of these entities. Our involvement in VIEs varies from being a passive investor with involvement from other parties, to managing and structuring all the activities of the entity, or to being the sole shareholder and sole variable interest holder of the entity. Based on a new accounting standard described below, we only consolidate the results of VIEs for which we (i) control the activities that significantly impact the economic performance of the entity and (ii) have an obligation to absorb the losses of the entity or a right to receive benefits from the entity. Also see Note G — Debt Financings for more information on entities created for the purpose of obtaining financing.
Investment Activities
     We have variable interests in ten entities to which we previously sold aircraft. The interests include debt financings, preferential equity interests and, in some cases, providing guarantees to banks which had provided the secured senior financings to the entities. Each entity owns one aircraft. The individual financing agreements are cross-collateralized by the aircraft. In prior years, we had determined that we were the primary beneficiary of these entities due to our exposure to the majority of the risks and rewards of these entities and consolidated the entities into our condensed, consolidated financial statements. Because we did not have legal or operational control over, and did not own the assets of, nor were we directly obligated for the liabilities of these entities, we presented the assets and liabilities of the entities separately on our Condensed, Consolidated Balance Sheet at December 31, 2009. Assets in the amount of $79.7 million and liabilities in the amount of $6.5 million are included in our Condensed, Consolidated Balance Sheet at December 31, 2009, and net expenses of $5.7 million and $6.3 million are included in our Condensed, Consolidated Statements of Income for the three and nine month periods ended September 30, 2009, respectively.
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
Non-Recourse Financing Structures
     We continue to consolidate one entity in which ILFC has a variable interest that was established to obtain secured financing for the purchase of an aircraft. ILFC provided $39.0 million of subordinated financing

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2010
(Unaudited)
to the entity and the entity borrowed $106.0 million from third parties, $82.0 million of which is non-recourse to ILFC. The entity owns one aircraft with a net book value of $138.4 million at September 30, 2010. We have determined that we are the primary beneficiary of this entity because we control and manage all aspects of this entity, including directing the activities that most significantly affect the entity’s economic performance, and we absorb the majority of the risks and rewards of this entity.
     We also consolidate a wholly-owned subsidiary we created for the purpose of obtaining secured financing for an aircraft. The entity meets the definition of a VIE because it does not have sufficient equity to operate without ILFC’s subordinated financial support in the form of intercompany notes, which serve as equity even though they are legally debt instruments. This entity borrowed $55.4 million from a third party. The loan is non-recourse to ILFC and is secured by the aircraft and the lease receivables. The entity owns one aircraft with a net book value of $92.0 million at September 30, 2010. We have determined that we are the primary beneficiary of this entity because we control and manage all aspects of this entity, including directing the activities that most significantly affect the entity’s economic performance, and we absorb the majority of the risks and rewards of this entity.
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
Other Secured Financings
     We have created a number of wholly-owned subsidiaries for the purpose of obtaining secured financings. The entities meet the definition of a VIE because they do not have sufficient equity to operate without ILFC’s subordinated financial support in the form of intercompany notes, which serve as equity even though they are legally debt instruments. One of the entities borrowed $550 million from third parties and a portfolio of 37 aircraft will be transferred from ILFC to the subsidiaries of the entity to secure the loan. We control and manage all aspects of these entities and guarantee the activities of these entities and they are therefore consolidated into our condensed, consolidated financial statements. See Note G — Debt Financings for more information on these financings.
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
N. Out of Period Adjustments
     In the three months ended September 30, 2010, ILFC recorded an out of period adjustment related to prior quarters and years, which decreased pre-tax income by $20.2 million and $19.3 for the three and nine months ended September 30, 2010. The $20.2 million and $19.3 million adjustments for the three months and nine months ended September 30, 2010, related to certain pension costs under a non-qualified plan covering certain ILFC employees for the service period of 1996 to 2010. Management has determined after evaluating the quantitative and qualitative aspects of these corrections that our current and prior period financial statements were not materially

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2010
(Unaudited)
misstated. Furthermore, management believes that this adjustment will not be material to its estimated results of operations for the year ended December 31, 2010.
O. Subsequent Event
     On October 7, 2010, using available cash on hand, we prepaid in full a total of $2 billion in principal plus accrued interest related to the $2 billion revolving credit agreement dated October 14, 2005. This floating rate obligation had an interest rate of .91% at the time of prepayment. Subsequent to repayment of this obligation, as well as other scheduled maturities, our composite interest rate increased from 5.17% at September 30, 2010, to 5.45% at October 31, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-looking Information
     This quarterly report on Form 10-Q and other publicly available documents may contain or incorporate statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the state of the airline industry, our access to the capital markets, our ability to restructure leases and repossess aircraft, the structure of our leases, regulatory matters pertaining to compliance with governmental regulations and other factors affecting our financial condition or results of operations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and “should,” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward- looking statements. Such factors include, among others, general industry, economic and business conditions, which will, among other things, affect demand for aircraft, availability and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives, and environmental and safety requirements, as well as the factors discussed under “Part II — Item 1A. Risk Factors,” in this Form 10-Q. We do not intend and undertake no obligation to update any forward-looking information to reflect actual results or future events or circumstances.
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
     Starting in the third quarter of 2008, worldwide economic conditions began to deteriorate significantly. The decline in economic conditions resulted in highly volatile markets, a steep decline in equity markets, less liquidity, the widening of credit spreads and several prominent financial institutions seeking governmental aid. In 2010, we began to see an improvement in these conditions and we have regained access to the debt markets, as further discussed under Debt Financing below.
Operating Results
     We reported net losses of approximately $105.5 million and $57.7 million for the three- and nine-month periods ended September 30, 2010, respectively. Our income before the effect of income taxes decreased for the three- and nine-month periods ended September 30, 2010, as compared to the same periods in 2009, by approximately $538 million and $1.1 billion, respectively, primarily due to the following: (i) impairment and other lease related charges recorded related to aircraft we have sold or agreed to sell during 2010 to generate liquidity to repay maturing debt obligations or as part of our ongoing fleet strategy; (ii) impairment charges recorded related to our fleet held for use; and (iii) an increase in our cost of borrowing. Additionally, as our average fleet age increases, we anticipate that estimated future overhaul reimbursements will increase. We recorded additional charges to Provision for overhauls during the nine months ended September 30, 2010, to reflect the increase.
     Impairment of aircraft sold, agreed to be sold, held for sale or designated for part-out: During the nine months ended September 30, 2010, we reclassified from Flight equipment under operating leases into Flight equipment held for sale 59 aircraft that we intended to sell to generate liquidity and completed the sale of 31 of those

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
aircraft. Due to current market conditions, we recorded impairment charges and lease related charges on those aircraft during the nine months ended September 30, 2010. As part of our ongoing fleet strategy, we completed the sale of four additional aircraft, identified another three aircraft as likely to be sold and designated one aircraft for part-out. Impairment charges were recorded related to each of those aircraft. Impairment and lease related charges related to aircraft sold, agreed to be sold, held for sale or designated for part-out aggregated approximately $41 million and $535 million for the three months and nine months ended September 30, 2010, respectively.
     We expect most of the sales of the aircraft classified as Flight equipment held for sale to be consummated during the remainder of 2010. As of November 5, 2010, we had completed the sales of 16 of the remaining 28 aircraft classified as held for sale at September 30, 2010. The 59 aircraft transferred from our fleet held for use during the nine months ended September 30, 2010, generated aggregate quarterly lease revenue of approximately $75 million and the quarterly depreciation aggregated approximately $27 million.
     Impairment of our fleet held for use: For the three months ended September 30, 2010, we recorded impairment charges aggregating approximately $348 million related to 15 aircraft, as part of an annual recoverability analysis of our entire fleet held for use. The impairment charges resulted from changes in management’s outlook related to the future recovery of the airline industry due to a decrease in demand for certain aircraft types, expected increased volatility in fuel costs and changes in other macroeconomic conditions, which, when aggregated, resulted in lower future estimated lease rates. See Our Fleet and Industry Condition and Revenue Sources below. For the nine months ended September 30, 2010, we recorded impairment charges related to 16 aircraft in our fleet available for use aggregating approximately $357 million. See Note D of Notes to Condensed, Consolidated Financial Statements. Fair value of flight equipment is determined using an income approach based on the present value of cash flows from contractual lease agreements, contingent rentals where appropriate, and projected future lease payments, which extend to the end of the aircraft’s economic life in its highest and best use configuration, as well as a disposition value, based on the expectations of market participants.
     During the three and nine months ended September 30, 2010, we recorded the following charges related to aircraft sold or impaired:

	Three Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2010
	(Dollars in millions)
Impairment of our fleet held for use	$348.4	(a)	$356.5	(a)

Total aircraft impairment	348.4		356.5
Impairment of aircraft held for sale, aircraft sold or aircraft designated for part-out	21.6		425.9
Lease related charges on Flight equipment held for sale or aircraft sold	0.7		89.9
Impairment of aircraft more likely than not to be sold	19.1		19.1

Total impairment and lease related charges included in Flight equipment marketing	41.4		534.9
Loss on sale of flight equipment	18.4		18.4

Total sale of flight equipment	18.4		18.4

Total effect on operating income	$408.2	(b)	$909.8	(b)

(a)	Impairment of our fleet held for use is presented separately as Aircraft impairment in our Condensed, Consolidated Statements of Income.

(b)	The remaining charges of $59.8 million and $553.3 million for the three and nine months ended September 30, 2010, respectively, is recorded in Flight equipment marketing in our Condensed, Consolidated Statements of Income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          Cost of borrowing: Our cost of borrowing is increasing as we refinance our existing debt with new financing arrangements, reflecting relatively higher interest rates caused by our current long-term debt ratings. Our average composite interest rate for the three- and nine-month periods ended September 30, 2010, increased 0.94% and 0.45%, respectively, compared to the same periods in 2009. Our average debt outstanding decreased by approximately $380 million and $1.6 billion for the three and nine-month periods ended September 30, 2010, respectively, as compared to the same periods in 2009. On October 7, 2010, using available cash on hand, we prepaid in full a total of $2 billion in principal plus accrued interest related to the $2 billion revolving credit agreement dated October 14, 2005. This floating rate obligation had an interest rate of .91% at the time of prepayment. Subsequent to repayment of this obligation, as well as other scheduled maturities, our composite interest rate increased from 5.17% at September 30, 2010, to 5.45% at October 31, 2010.
Our Fleet
          As of September 30, 2010, ILFC had 13 passenger configured Boeing 747-400’s and 12 Airbus A321-100’s in its fleet. Management’s estimate of the future lease rates for these aircraft types declined significantly during the three months ended September 30, 2010. The decline in expected lease rates for the 747-400’s was due to a number of unfavorable trends, including lower overall demand, as airlines replace their 747-400’s with more efficient newer generation wide-body aircraft. As a result, the current global supply of 747-400 aircraft that are for sale, or idle, has increased. It is expected that these unfavorable trends will persist and that the global supply of 747-400’s that are for sale, or idle, will continue to increase in the future. The decline in A321-100 lease rates is primarily due to continued and accelerated decrease in demand for this aircraft type, which is attributable to its age and limited mission application.
          As a result of the decline in expected future lease rates, seven 747-400’s, five A321-100’s, and three other aircraft in our fleet held for use were deemed impaired when we performed our annual recoverability assessment of the entire fleet we held for use during the three months ended September 30, 2010. As a result, we recorded impairment charges aggregating $348.4 million to write these aircraft down to their respective fair values. The lease rates on the remaining six Boeing 747-400’s and seven Airbus A321-100’s supported the current carrying value of these aircraft. See Note D of Notes to Condensed, Consolidated Financial Statements. Fair value of flight equipment is determined using an income approach based on the present value of cash flows from contractual lease agreements, contingent rentals where appropriate, and projected future lease payments, which extend to the end of the aircraft’s economic life in its highest and best use configuration, as well as a disposition value, based on the expectations of market participants. For the nine months ended September 30, 2010, we recorded impairment charges related to 16 aircraft aggregating approximately $356.5 million on our fleet held for use as part of our ongoing recoverability assessments.
          During the nine months ended September 30, 2010, we had the following activity related to Flight equipment under operating leases:

Number of
Aircraft
Flight equipment under operating leases at December 31, 2009	993
Aircraft reclassified from Net investment in finance and sales-type leases	7
Aircraft purchases	5
Aircraft sold	(4)
Aircraft transferred to Flight equipment held for sale (a)	(59)
Aircraft designated for part-out	(1)
Total loss	(2)

Flight equipment under operating leases at September 30, 2010	939

(a)	As of September 30, 2010, 31 of these aircraft were sold to third parties.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          As of September 30, 2010, we owned 939 aircraft in our leased fleet, had four additional aircraft in the fleet classified as finance and sales-type leases, and provided fleet management services for 99 aircraft. We have contracted with Airbus and Boeing to buy 115 new aircraft for delivery through 2019 with an estimated purchase price of $13.5 billion, six of which are scheduled to deliver during 2011. Currently we are also considering purchasing new aircraft from airlines and leasing them back to the airlines. We anticipate financing future aircraft purchases in part by operating cash flows and in part by incurring additional debt. We have not entered into any new purchase agreements with manufacturers during 2010.
          Of the 115 aircraft on order, 74 are 787s from Boeing with the first aircraft currently scheduled to deliver in July 2012. The contracted delivery dates were originally scheduled from January 2010 through 2017, but Boeing has experienced delays in the production of the 787s. We have signed contracts for 31 of the 74 787s on order. The leases we have signed with our customers and our purchase agreements with Boeing are both subject to cancellation clauses related to delays in delivery dates, although as of September 30, 2010, there have been no cancellations by any party. We are in discussions with Boeing related to revisions to the delivery schedule and potential delay compensation and penalties for which we may be eligible. Under the terms of our 787 leases, particular lessees may be entitled to share in any compensation that we receive from Boeing for late delivery of the aircraft.
Debt Financing
          We have generally financed our operations, including aircraft purchases, through available cash balances, internally generated funds, including aircraft sales, and debt financings. During 2009, we were unable to issue commercial paper or unsecured debt and borrowed approximately $3.9 billion from AIG Funding, an affiliate of our parent, to fulfill our liquidity needs in excess of the cash flows generated by our operations. During the nine months ended September 30, 2010, we regained access to the debt markets and issued approximately $8.8 billion of secured and unsecured debt. We used part of the proceeds to repay the loans from AIG Funding, which allowed us to strengthen our financial position due to the release of approximately $10 billion of aircraft collateral previously pledged as security to AIG Funding, the termination of our guarantees of AIG’s obligations under the FRBNY Credit Agreement and the issuance of new debt having extended and varying maturity dates.
          The $8.8 billion borrowed included the following: (i) $326.8 million borrowed under our 2004 ECA facility to finance five Airbus aircraft delivered during the second quarter of 2010 and re-finance five Airbus aircraft purchased in 2009; (ii) new secured financing transactions aggregating $5.2 billion; (iii) $2.75 billion aggregate principal amount of unsecured senior notes issued in private placements; and (iv) $500.0 million aggregate principal amount of unsecured senior notes issued under our existing shelf registration statement. See “Liquidity” below.
Industry Condition and Sources of Revenue
          Our revenues are principally derived from scheduled and charter airlines and companies associated with the airline industry. We derive more than 90% of our revenues from airlines outside of the United States. The airline industry is cyclical, economically sensitive, and highly competitive. Airlines and related companies are affected by fuel price volatility and fuel shortages, political and economic instability, natural disasters, terrorist activities, changes in national policy, competitive pressures, labor actions, pilot shortages, insurance costs, recessions, health concerns and other political or economic events adversely affecting world or regional trading markets. Our customers’ ability to react to and cope with the volatile competitive environment in which they operate, as well as our own competitive environment, will affect our revenues and income.
          In each of April and May 2010, European air space was closed to air traffic for a number of days as a result of eruptions of an Icelandic volcano. The International Air Transport Association has estimated lost revenue for the airline industry in excess of $1.7 billion during these periods. The eruptions had no significant impact on our operating income for the three or nine-month periods ended September 30, 2010.
          Recently, we have seen improvements in passenger and freight traffic, and we currently see our customers increasingly willing to extend their existing leases. This is consistent with the beginning of a financial recovery of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
the airline industry. However, we continue to see financial stress to varying degrees across the airline industry largely precipitated by past and recent volatility in fuel costs, lower demand for air travel, tightening of the credit markets, and generally worsened economic conditions. We believe that the worst of this cyclical downturn has passed and that our business, and that of our customers, will continue to improve during the remainder of 2010. Nevertheless, we believe a full recovery may not be imminent, and we predict lower lease rates and increased costs associated with repossessing and redeploying aircraft will continue to have a negative impact on our operating results through 2011, including causing future potential aircraft impairment charges.
          As a result of the above described financial stress on the airline industry, one of our customers, Skyservice Airlines Inc. (“Skyservice”), operating one owned aircraft, ceased operations on March 31, 2010. At September 30, 2010, we had leased the aircraft to another airline. On August 2, 2010, one of our customers, Mexicana de Aviación (“Mexicana”), operating 12 of our owned aircraft, of which eight were leased from us and four were subleased from another one of our customers, filed for bankruptcy protection. At September 30, 2010, we had leased one of the eight aircraft previously leased to Mexicana to another airline and the four aircraft that were subleased remained on lease to the sublessor airline. In total, we had ten aircraft in our fleet that were not subject to a signed lease agreement or a signed letter of intent at September 30, 2010, nine of which were subsequently leased.
          We typically contract to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term, we have generally been able to re-lease aircraft within two to six months of their return. In monitoring the aircraft in our fleet for impairment charges, we consider facts and circumstances, including potential sales, that would require us to modify our assumptions used in our recoverability assessments and prepare revised recoverability assessments as necessary. Further, we identify those aircraft that are most susceptible to failing the recoverability assessment and monitor those aircraft more closely, which may result in more frequent recoverability assessments. The recoverability of these aircraft is sensitive to changes in contractual cash flows, future cash flow estimates and residual values. These are typically older aircraft that are less in demand and have lower lease rates. As of September 30, 2010, we had identified 70 aircraft as being susceptible to failing the recoverability test. These aircraft had a net book value of $2.4 billion at September 30, 2010. Management believes that the carrying value of these aircraft is supported by the estimated future undiscounted cash flows expected to be generated by each aircraft. We recorded impairment charges of $348.4 million and $356.5 million on certain aircraft held for use for the three and nine months ended September 30, 2010, respectively, as a result of our recurring recoverability analysis. The impairment losses reflect management’s outlook related to the future recovery of the airline industry due to a decrease in demand for certain aircraft types, expected increased volatility in fuel costs and changes in other macroeconomic factors which, when aggregated, resulted in lower future estimated lease rates. We recorded additional impairment charges of $40.7 million and $445.0 million in Flight equipment marketing for the three and nine months ended September 30, 2010, respectively, related to aircraft sold, likely to be sold or reclassified as Flight equipment held for sale during the periods, as discussed above under Operating Results.
          There are lags between changes in market conditions and their impact on our results, as contracts signed during times of higher lease rates currently remain in effect. Therefore, the current market conditions and their potential effect may not have yet been fully reflected in our results. Management monitors all lessees that are behind in lease payments, and discusses relevant operational and financial issues facing the lessees with our marketing executives, in order to determine the amount of rental income to recognize for the past due amounts. Lease payments are due in advance and we generally recognize rental income only to the extent we have received payments or hold security deposits. At September 30, 2010, nine customers operating 23 aircraft were two or more months past due on $13.0 million of lease payments relating to some of those aircraft. Of this amount, we recognized $12.4 million in rental income through September 30, 2010. In comparison, at September 30, 2009, 18 customers operating 69 aircraft were two or more months past due on $46.3 million of lease payments relating to some of those aircraft, $46.0 million of which we recognized in rental income through September 30, 2009. The decrease is primarily due to restructuring $35.1 million of past due lease payments in the fourth quarter of 2009 and $16.4 million during the nine months ended September 30, 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          Management also reviews all outstanding notes that are in arrears to determine whether we should reserve for, or write off any portion of, the notes receivable. In this process, management evaluates the collectability of each note and the value of the underlying collateral, if any, by discussing relevant operational and financial issues facing the lessees with our marketing executives. As of September 30, 2010, customers with $8.0 million carrying value of notes receivable, net of reserves, were two months or more behind on principal and interest payments totaling $6.3 million.
          Despite industry cyclicality and current financial stress, we remain optimistic about the long-term future of air transportation and, more specifically, the growing role that the leasing industry, and ILFC specifically, provide in facilitating the fleet transactions necessary for the growth of commercial air transport. At September 30, 2010, we had signed leases for all of our new aircraft deliveries through the end of August 2012. Furthermore, our contractual purchase commitments for future new aircraft deliveries from 2011 to 2019 are at historic lows. For these reasons, we believe we are well positioned to manage the current cycle and to take advantage of improving market conditions.
Liquidity
          During the nine months ended September 30, 2010, we regained access to debt markets, to which we had limited access throughout 2009. We issued secured and unsecured debt aggregating $8.8 billion, which generated proceeds, net of discounts, aggregating $8.7 billion, to support our liquidity needs in excess of our operating cash flows. The $8.8 billion included the following borrowings: (i) $326.8 million borrowed under our 2004 ECA facility, which was used to finance five Airbus aircraft and to re-finance five Airbus aircraft purchased in 2009; (ii) new secured financing transactions aggregating $5.2 billion; (iii) $2.75 billion aggregate principal amount of unsecured senior notes issued in private placements; and (iv) $500 million unsecured senior notes issued under our shelf registration statement. Of the $5.2 billion of secured financings, $318 million was restricted from use in our operations at September 30, 2010, and becomes available to us as we transfer collateral to certain subsidiaries we created to hold the aircraft serving as collateral. In addition, during the nine months ended September 30, 2010, we sold 35 aircraft which generated approximately $1.3 billion in proceeds. We used part of the proceeds received from these debt issuances and aircraft sales to prepay in full the principal amount of $3.9 billion, plus accrued interest, of our loans from AIG Funding, originally due in 2013. On October 7, 2010, using available cash on hand, we also prepaid in full the $2.0 billion principal amount outstanding plus accrued interest related to the $2.0 billion revolving credit agreement dated October 14, 2005, originally due on October 14, 2010. This floating rate obligation had an interest rate of .91% at the time of prepayment. Subsequent to repayment of this obligation, as well as other scheduled maturities, our composite interest rate increased from 5.17% at September 30, 2010 to 5.45% at October 31, 2010.
          As of September 30, 2010, we had approximately $4.3 billion of cash and cash equivalents, $361 million of which was restricted under our ECA facilities due to our current long-term debt ratings and $318 million of which is restricted until we transfer certain collateral, as described above. At November 5, 2010, approximately $95 million of the $318 million had become available to us. See Note E of Notes to Condensed Consolidated Financial Statements.
          At September 30, 2010, we did not have any borrowing capacity available under our revolving credit facilities. In addition, we had minimal capacity under the permitted secured indebtedness basket contained in our public debt indentures and certain of our bank loans. At September 30, 2010, we were able to enter into secured financings for up to 12.5% of our consolidated net tangible assets, as defined in our debt agreements, which was approximately $5 billion, nearly all of which we had borrowed. On April 16, 2010, we amended our revolving bank facility originally maturing in October 2011 to, among other things, increase our capacity to enter into secured financings to up to 35% of consolidated net tangible assets upon the completion of certain collateralization requirements. As of November 5, 2010, we had transferred approximately two thirds of the required aircraft appraised value. Prior to the completion of the collateralization requirements, we can incur secured indebtedness in excess of the current permitted secured indebtedness basket of 12.5% of consolidated tangible net assets under

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
certain of our bank facilities, provided that we use the net cash proceeds to prepay the obligations under our term loan maturing in 2011. Under our public debt indentures we may also be able to obtain secured financings without regard to the 12.5% consolidated net tangible assets limit in such indentures by doing so through subsidiaries that qualify as non-restricted subsidiaries under our public debt indentures.
          We anticipate that during the remainder of 2010 we will complete most of the sales of the remaining 28 aircraft that are classified as Flight equipment held for sale at September 30, 2010. The sales will generate approximately $974 million in proceeds. The proceeds are receivable upon the completion of each individual sale and will be reduced by deposits held, including lease payments received subsequent to the execution date of the sales agreement, which together with overhauls and security deposits aggregated $79.7 million at September 30, 2010. As of November 5, 2010, we had completed 16 sales of the 28 aircraft generating proceeds of approximately $578.2 million. As part of our ongoing fleet strategy, we may pursue additional potential aircraft sales or part-out opportunities. In evaluating our fleet strategies, we are balancing the need for funds with the long-term value of holding aircraft and other financing alternatives. Our fleet held for use was reduced by 64 aircraft during the nine months ended September 30, 2010, through reclassifications to Flight equipment held for sale, sales, and a part-out. These aircraft generated aggregate quarterly lease revenue of approximately $75.0 million. Because the current market for aircraft is depressed due to the economic downturn and limited availability of buyer financing, any additional aircraft sales would likely also result in a realized loss. As discussed above under Operating Results, due to current market conditions we recorded losses on sales and aircraft impairment and lease related charges related to disposals, or contracted future disposals, of aircraft and aircraft designated for part-out, aggregating approximately $553 million for the nine months ended September 30, 2010.
          We do not have any scheduled aircraft purchases delivering during the remainder of 2010, and six new aircraft with an estimated purchase price of $281.7 million are scheduled to deliver during 2011. We plan to finance future aircraft deliveries partly by operating cash flows and partly by incurring additional debt. If we are unable to meet our aircraft purchase commitments as they become due, it could expose us to breach of contract claims by our lessees and the manufacturers, as discussed under “Part II — Item 1A. Risk Factors — Liquidity Risk.”
          We believe the sources of liquidity mentioned above, together with our cash generated from operations, will be sufficient to operate our business and repay our debt maturities for at least the next twelve months.
          In addition, based on our level of increased liquidity and expected future sources of funding, including future cash flows from operations, AIG now expects that we will be able to meet our existing obligations as they become due for at least the next twelve months solely from our existing cash balances, future cash flows from operations, potential debt issuances and aircraft sales. Therefore, while AIG has acknowledged its intent to support us through February 28, 2011, at the current time AIG believes that any further extension of such support will not be necessary.
Our Relationship with AIG
Potential Change in Ownership
          AIG does not have any present intention to sell us. If AIG does sell 51% or more of our common stock without certain lenders’ consent, it would be an event of default under our bank term loan and revolving credit agreement and would allow our lenders to declare such debt immediately due and payable. Accordingly, any such sale of us by AIG would require consideration of these credit arrangements. As of the date of this report, we had approximately $2.6 billion outstanding under our bank term loan and revolving credit agreement. In addition, an event of default or declaration of acceleration under our bank term loan and revolving credit agreement could also result in an event of default under our other debt agreements, including the indentures governing our public debt.
          AIG has been dependent on transactions with the FRBNY as its primary source of liquidity, as more fully described in AIG’s Quarterly Report on Form 10-Q for the period ended September 30, 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
AIG Loan from the FRBNY
          AIG has a revolving credit facility and a guarantee and pledge agreement with the FRBNY. AIG’s obligations under the FRBNY Credit Agreement are guaranteed by certain AIG subsidiaries and secured by a pledge of certain assets of AIG and its subsidiaries. We are not a guarantor of, nor are any of our assets pledged as security for, AIG’s FRBNY Credit Agreement since we paid in full the $3.9 billion we had borrowed from AIG Funding. See “Debt Financings-Loans from AIG Funding” below. We are, however, as a subsidiary of AIG, subject to covenants under the FRBNY Credit Agreement, including covenants that may, among other things, limit our ability to incur debt, encumber our assets, enter into sale-leaseback transactions, make equity or debt investments in other parties and pay distributions and dividends on our capital stock. AIG is required to repay the FRBNY Credit Agreement primarily from proceeds of sales of assets, including businesses. AIG is exploring divestiture opportunities for its non-core businesses.
AIG Going Concern Consideration
          In connection with the preparation of its quarterly report on Form 10-Q for the quarter ended September 30, 2010, AIG management assessed whether AIG has the ability to continue as a going concern. Based on the U.S. government’s continuing commitment, the already completed transactions with the FRBNY, the closing of the AIA Group Limited initial public offering and the sale of American Life Insurance Company, AIG management’s plans and progress made to stabilize AIG’s businesses and dispose of certain of its assets, and after consideration of the risks and uncertainties of such plans, AIG management indicated in the AIG quarterly report on Form 10-Q for the period ended September 30, 2010, that it believes that it will have adequate liquidity to finance and operate its businesses, execute its asset disposition plan, and repay its obligations for at least the next twelve months. It is possible that the actual outcome of one or more of AIG management’s plans could be materially different, that one or more of AIG management’s significant judgments or estimates about the potential effects of these risks and uncertainties could prove to be materially incorrect, and that AIG could fail to complete the recapitalization. If one or more of these possible outcomes is realized and third party financing and existing liquidity sources including those from the U.S. Government are not sufficient, without continued support from the U.S. Government in the future there could exist substantial doubt about AIG’s ability to continue as a going concern. If AIG is not able to continue as a going concern it will have a significant impact on our operations, including limiting our ability to issue new debt.
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
          For a detailed discussion on the application of these accounting policies, see “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009, and Note I of Notes to Condensed, Consolidated Financial Statements for fair value of flight equipment.
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
          During the nine months ended September 30, 2010, we received net proceeds from borrowings of approximately $8.7 billion and $2.4 billion was provided by operating activities. We issued secured and unsecured debt with an aggregate principal amount of approximately $8.8 billion during the nine months ended September 30, 2010. The $8.8 billion included the following borrowings: (i) $326.8 million borrowed under our 2004 ECA facility to finance five Airbus aircraft and to re-finance five Airbus aircraft purchased in 2009; (ii) new secured financing transactions aggregating $5.2 billion; (iii) $2.75 billion aggregate principal amount of unsecured senior notes issued in private placements; and (iv) $500 million unsecured senior notes issued under our shelf registration statement. We used part of the proceeds to prepay in full our loans from AIG Funding with aggregate principal balance of $3.9 billion plus accrued interest. At September 30, 2010, we had approximately $4 billion in cash and cash equivalents available for use in our operations and $679 million of restricted cash, approximately $95 million of which subsequently became available as we fulfilled certain collateral requirements, as discussed below under Other Secured Financing Arrangements. On October 7, 2010, using available cash on hand, we prepaid in full the $2.0 billion principal amount outstanding plus accrued interest related to the $2.0 billion revolving credit agreement dated October 14, 2005, originally due on October 14, 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          Our debt financing was comprised of the following at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Secured
Senior secured bonds	$3,900,000	$—
ECA financings	2,896,428	3,004,763
Bank debt (a)	2,155,000	—
Other secured financings (b)	1,440,556	153,116
Loans from AIG Funding	—	3,909,567

	10,391,984	7,067,446
Unsecured
Bonds and Medium-Term Notes	16,207,220	16,566,099
Bank debt (c)	2,420,000	5,087,750

	18,627,220	21,653,849
Total Senior Debt Financings	29,019,204	28,721,295
Less: Deferred debt discount	(65,381)	(9,556)

	28,953,823	28,711,739
Subordinated Debt	1,000,000	1,000,000

	$29,953,823	$29,711,739

Selected interest rates and ratios which include the economic effect of derivative instruments:
Composite interest rate (c)	5.17%	4.35%
Percentage of total debt at fixed rates	71.21%	58.64%
Composite interest rate on fixed rate debt	6.26%	5.42%
Bank prime rate	3.25%	3.25%

(a)	On April 16, 2010, we entered into an amendment to our revolving credit facility dated October 13, 2006. Upon effectiveness of this amendment, approximately $2.2 billion of our previously unsecured bank debt became secured by the equity interests in certain of our non-restricted subsidiaries. Those subsidiaries, upon completion of the transfer of certain aircraft into the subsidiaries, will hold a pool of aircraft with an appraised value of not less than 133% of the principal amount of the outstanding loans.

(b)	Includes secured financings non-recourse to ILFC of $117.7 million and $129.6 million at September 30, 2010 and December 31, 2009, respectively.

(c)	On October 7, 2010, using available cash on hand, we prepaid in full a total of $2 billion in principal plus accrued interest related to the $2 billion revolving credit agreement dated October 14, 2005. This floating rate obligation had an interest rate of .91% at the time of prepayment. Subsequent to repayment of this obligation, as well as other scheduled maturities, our composite interest rate increased from 5.17% at September 30, 2010, to 5.45% at October 31, 2010.
          The above amounts represent the anticipated settlement of our outstanding debt obligations as of September 30, 2010 and December 31, 2009. Certain adjustments required to present currently outstanding hedged debt obligations have been recorded and presented separately on our Condensed, Consolidated Balance Sheet, including adjustments related to foreign currency hedging and interest rate hedging activities. We have eliminated the currency exposure arising from foreign currency denominated notes by hedging the notes through swaps. Foreign currency denominated debt is translated into US dollars using exchange rates as of each balance sheet date. The foreign exchange adjustment for the foreign currency denominated debt hedged with derivative contracts increased the balance of the debt by $192.8 million at September 30, 2010 and $391.1 million at December 31, 2009. Composite interest rates and percentages of total debt at fixed rates reflect the effect of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
derivative instruments. The higher composite interest rate at September 30, 2010, compared to December 31, 2009, is due to recently issued secured and unsecured debt with relatively higher interest rates due to our current long-term debt ratings. We expect our composite interest rate to increase further as we refinance our existing debt with higher cost financings.
          At September 30, 2010, we were in compliance in all material respects with the covenants in our debt agreements, including our financial covenants to maintain a maximum ratio of consolidated indebtedness to consolidated tangible net worth, or financial leverage ratio, a minimum fixed charge coverage ratio and a minimum consolidated tangible net worth.
          The fixed charge coverage ratio, as defined within our debt agreements, means the ratio for the period of four fiscal quarters ending on the last day of the reporting period to combine fixed charges and preferred stock dividends referred to in paragraph (d)(1) of Item 503 of Regulation S-K under the Securities Act of 1933, and determined pursuant to the Instructions to such Item 503(d). At September 30, 2010, we were in compliance with the minimum fixed charge coverage ratio included in the debt agreements for our unsecured bank term loan, revolving credit agreement and some of our secured bank debt. However, our net loss of $57.7 million for the nine months ended September 30, 2010, negatively affected our fixed charge coverage ratio, and our fixed charge coverage ratio of 1.17 for the twelve months ended September 30, 2010, was close to the minimum requirement of 1.10 contained in certain of our debt agreements. The net loss was primarily due to impairment and lease related charges aggregating approximately $891 million recorded for the nine months ended September 30, 2010. If we incur additional impairment charges in the fourth quarter of 2010 or otherwise suffer additional net losses, we may not be able to meet the minimum fixed charge coverage ratio of 1.10 at December 31, 2010, in which case we will have to request waivers from the banks or seek amendments to our debt agreements containing this covenant. If we are unable to receive such waivers or amend such debt agreements prior to any breach of the minimum fixed charge coverage ratio or within the 60 day cure period provided in the debt agreements, the lenders under these debt agreements may accelerate our obligations under such agreements and declare the amounts outstanding, which were $2.7 billion as of September 30, 2010, immediately due and payable. In the event that the lenders declare these amounts immediately due and payable, such acceleration would also result in an event of default under our other debt agreements, thereby allowing the lenders to declare our other remaining debt, including the amounts outstanding under our public debt indentures, immediately due and payable as well.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          Our fixed charge coverage ratio for the twelve months ended September 30, 2010, was calculated as follows:

	September 30,
	2010
	(Unaudited)
Earnings:
Net Income	$152,226
Add:
Provision for income taxes	102,317
Fixed charges	1,491,177
Less:
Capitalized interest	(6,231)

Earnings as adjusted (A)	$1,739,489

Fixed charges and preferred stock dividends:
Preferred dividend requirements	$775
Ratio of income before provision for income taxes to net income	167%

Preferred dividend factor on pretax basis	1,294

Fixed Charges:
Interest expense	1,481,666
Capitalized interest	6,231
Interest factors of rents	3,280

Fixed charges as adjusted (B)	1,491,177

Fixed charges and preferred stock dividends (C)	$1,492,471

Ratio of earnings to fixed charges ((A) divided by (B))	1.17	x

Ratio of earnings to fixed charges and preferred stock dividends ((A) divided by (C))	1.17	x

          We have created wholly-owned subsidiaries for the purpose of purchasing aircraft and obtaining financings secured by such aircraft. These entities are non-restricted subsidiaries, as defined by our public debt indentures, and meet the definition of a VIE. We have determined that we are the primary beneficiary of such VIEs and, accordingly, we consolidate such entities into our condensed, consolidated financial statements. See Note M of Notes to Condensed, Consolidated Financial Statements for more information on VIEs.
Senior Secured Bonds
          On August 20, 2010, we issued $3.9 billion of senior secured notes, with $1.35 billion maturing in September 2014 and bearing interest of 6.5%, $1.275 billion maturing in September 2016 and bearing interest of 6.75%, and $1.275 billion maturing in September 2018 and bearing interest of 7.125%. The aggregate net proceeds from the issuances were approximately $3.84 billion after deducting initial purchaser discounts and commissions, fees and estimated offering expenses. The notes are secured by a designated pool of aircraft, initially consisting of 174 aircraft and their related leases and certain cash collateral. In addition, two of ILFC’s subsidiaries, that either own or hold leases of aircraft included in the pool securing the notes, have guaranteed the notes. We can redeem the notes at any time prior to their maturity, provided we give notification between 30 to 60 days prior to the intended redemption date and subject to a penalty of the greater of 1% of the outstanding principal amount and a “make-whole” premium. There is no sinking fund for the notes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          The indenture governing the senior secured notes contains customary covenants that, among other things, restrict our and our restricted subsidiaries’ ability to: (i) create liens; (ii) sell, transfer or otherwise dispose of assets; (iii) declare or pay dividends or acquire or retire shares of our capital stock; (iv) designate restricted subsidiaries as non-restricted subsidiaries or designate non-restricted subsidiaries; (v) make investments in or transfer assets to non-restricted subsidiaries; and (vi) consolidate, merge, sell or otherwise dispose of all, or substantially all, of our assets.
          The indenture also provides for customary events of default, including but not limited to, the failure to pay scheduled principal and interest payments on the notes, the failure to comply with covenants and agreements specified in the indenture, the acceleration of certain other indebtedness resulting from non-payment of that indebtedness, and certain events of insolvency. If any event of default occurs, any amount then outstanding under the senior secured notes may immediately become due and payable.
          We used the borrowed amounts to repay in full our loans from AIG Funding, as discussed below.
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
          In January 1999, we entered into the 1999 ECA facility to borrow up to $4.3 billion for the purchase of Airbus aircraft delivered through 2001. We used $2.8 billion of the amount available under this facility to finance purchases of 62 aircraft. Each aircraft purchased was financed by a ten-year fully amortizing loan with interest rates ranging from 5.753% to 5.898%. At September 30, 2010, 15 loans with an aggregate principal value of $55.9 million remained outstanding under the facility and the net book value of the aircraft owned by the subsidiary was $1.6 billion.
          In May 2004, we entered into the 2004 ECA facility, which was most recently amended in May 2009 to allow us to borrow up to $4.6 billion for the purchase of Airbus aircraft delivered through June 30, 2010. We used $4.3 billion of the available amount to finance purchases of 76 aircraft. Each aircraft purchased was financed by a ten-year fully amortizing loan. As of September 30, 2010, approximately $2.8 billion was outstanding under this facility. The interest rates on the loans outstanding under the facility are either fixed or based on LIBOR and ranged from 0.47% to 4.71% at September 30, 2010. The net book value of the related aircraft was $4.4 billion at September 30, 2010.
          Our current long-term debt ratings require us to segregate security deposits, overhaul reserves and rental payments received for aircraft with loan balances outstanding under the 1999 and 2004 ECA facilities (segregated rental payments are used to make scheduled principal and interest payments on the outstanding debt). The segregated funds are deposited into separate accounts pledged to and controlled by the security trustees of the facilities. In addition, we must register the existing individual mortgages on the aircraft funded under both the 1999 and 2004 ECA facilities in the local jurisdictions in which the respective aircraft are registered (mortgages are only required to be filed on aircraft with loan balances outstanding or otherwise as agreed in connection with the cross-collateralization as described below). At September 30, 2010, we had segregated security deposits, overhaul reserves and rental payments aggregating approximately $361 million related to aircraft funded under the 1999 and 2004 ECA facilities. The segregated amounts will fluctuate with changes in security deposits, overhaul reserves, rental payments and debt maturities related to the aircraft funded under the facilities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          During the first quarter of 2010, we entered into agreements to cross-collateralize the 1999 ECA facility with the 2004 ECA facility. As part of such cross-collateralization we (i) guaranteed the obligations under the 2004 ECA facility through our subsidiary established to finance Airbus aircraft under our 1999 ECA facility; (ii) agreed to grant mortgages over certain aircraft financed under the 1999 ECA facility (including aircraft which are not currently subject to a loan under the 1999 ECA facility) and security interests over other collateral related to the aircraft financed under the 1999 ECA facility to secure the guaranty obligation; (iii) accepted a loan-to-value ratio (aggregating the loans and aircraft from the 1999 ECA facility and the 2004 ECA facility) of no more than fifty percent, in order to release liens (including the cross-collateralization arrangement) on any aircraft financed under the 1999 or 2004 ECA facilities or other assets related to the aircraft; and (iv) agreed to allow proceeds generated from certain disposals of aircraft to be applied to obligations under both the 1999 ECA and 2004 ECA facilities.
          We also agreed to additional restrictive covenants relating to the 2004 ECA facility, restricting us from (i) paying dividends on our capital stock with the proceeds of asset sales and (ii) selling or transferring aircraft with an aggregate net book value exceeding a certain disposition amount, which is currently approximately $10.6 billion. The disposition amount will be reduced by approximately $91.4 million at the end of each calendar quarter during the effective period. The covenants are in effect from the date of the agreement until December 31, 2012. A breach of these restrictive covenants would result in a termination event for the ten loans funded subsequent to the date of the agreement and would make those loans, which aggregated $311.9 million at September 30, 2010, due in full at the time of such a termination event.
          In addition, if a termination event resulting in an acceleration event were to occur under the 1999 or 2004 ECA facility, we would have to segregate lease payments, overhaul reserves and security deposits received after such acceleration event occurred relating to all the aircraft funded under the 1999 ECA facility, including those aircraft no longer subject to a loan.
Secured Bank Debt
          We have a revolving credit facility, dated October 13, 2006, under which the maximum amount available of $2.5 billion is outstanding. On April 16, 2010, we entered into an amendment to this facility with lenders holding $2.155 billion of the outstanding loans under the facility (the “Electing Lenders”). The extended loans will bear interest at LIBOR plus a margin of 2.15%, plus facility fees of 0.2% on the outstanding principal balance. Subject to the satisfaction of the collateralization requirements discussed below, the Electing Lenders agreed to, among other things:
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
          The collateralization requirement provides that the $2.155 billion of loans held by Electing Lenders must be secured by a lien on the equity interests of certain of ILFC’s non-restricted subsidiaries that will own aircraft with aggregate appraised values of not less than 133% of the $2.155 billion principal amount (the “Required Collateral Amount”). We must transfer all aircraft meeting the Required Collateral Amount to the pledged subsidiaries prior to April 16, 2011, subject to our right to post cash collateral for any shortfall. As of November 5, 2010, we had transferred approximately two thirds of the required aircraft appraised value. After we have transferred the required amount of aircraft appraised value to the pledged subsidiaries, the credit facility includes an ongoing requirement, tested periodically, that the appraised value of the eligible aircraft owned by the pledged subsidiaries must be equal to or greater than 100% of the Required Collateral Amount. This ongoing requirement is subject to the right to transfer additional eligible aircraft to the pledged subsidiaries or ratably prepay the loans held by the Electing Lenders. We also guarantee the loans held by the Electing Lenders through certain other subsidiaries.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          The amended facility permits us to incur liens securing certain additional secured indebtedness prior to the satisfaction of the collateralization requirement, provided we use any net cash proceeds from the additional secured indebtedness to prepay one of our term loans maturing in 2011. The amended facility prohibits us from re-borrowing amounts repaid under this facility for any reason. The revolving credit facility also contains financial and restrictive covenants that (i) limit our ability to incur indebtedness, (ii) restrict certain payments, liens and sales of assets by us, and (iii) require us to maintain a fixed charge coverage ratio and consolidated tangible net worth in excess of certain minimum levels.
          The remaining $345 million of loans held by lenders who are not party to the amendment will remain unsecured and will mature on their originally scheduled maturity date in October 2011, with no increase to the interest rate margin.
Other Secured Financing Arrangements
          In May 2009, ILFC provided $39.0 million of subordinated financing to a non-restricted subsidiary. The entity used these funds and an additional $106.0 million borrowed from third parties to purchase an aircraft, which it leases to an airline. ILFC acts as servicer of the lease for the entity. The $106.0 million loan has two tranches. The first tranche is $82.0 million, fully amortizes over the lease term, and is non-recourse to ILFC. The second tranche is $24.0 million, partially amortizes over the lease term, and is guaranteed by ILFC. Both tranches of the loan are secured by the aircraft and the lease receivables. Both tranches mature in May 2018 with interest rates based on LIBOR. At September 30, 2010, the interest rates on the $82.0 million and $24.0 million tranches were 3.409% and 5.109%, respectively. The entity entered into two interest rate cap agreements to economically hedge the related LIBOR interest rate risk in excess of 4.00%. At September 30, 2010, $92.3 million was outstanding under the two tranches and the net book value of the aircraft was $138.4 million.
          In June 2009, we borrowed $55.4 million through a non-restricted subsidiary, which owns one aircraft leased to an airline. Half of the original loan amortizes over five years and the remaining $27.7 million is due in 2014. The loan is non-recourse to ILFC and is secured by the aircraft and the lease receivables. The interest rate on the loan is fixed at 6.58%. At September 30, 2010, $48.2 million was outstanding and the net book value of the aircraft was $92.0 million.
          On March 17, 2010, we entered into a $750 million term loan agreement secured by 43 aircraft and all related equipment and leases. The aircraft had an average appraised base market value of approximately $1.3 billion, for an initial loan-to-value ratio of approximately 56%. The loan matures on March 17, 2015, and bears interest at LIBOR plus a margin of 4.75% with a LIBOR floor of 2.0%. The principal of the loan is payable in full at maturity with no scheduled amortization, but we can voluntarily prepay the loan at any time, subject to a 1% prepayment penalty prior to March 17, 2011. On March 17, 2010, we also entered into an additional term loan agreement of $550 million through a newly formed non-restricted subsidiary. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain non-restricted subsidiaries of ILFC that hold title to 37 aircraft. The aircraft had an average appraised base market value of approximately $969 million, for an initial loan-to-value ratio of approximately 57%. The loan matures on March 17, 2016, and bears interest at LIBOR plus a margin of 5.0% with a LIBOR floor of 2.0%. The principal of the loan is payable in full at maturity with no scheduled amortization. The proceeds from this loan are restricted from use in our operations until we transfer the related collateral to the non-restricted subsidiaries. At September 30, 2010, $318 million of the proceeds remained restricted. At November 5, 2010, approximately $95 million of the $318 million had become available to us. We can voluntarily prepay the loan at any time subject to a 2% prepayment penalty prior to March 17, 2011, and a 1% prepayment penalty prior to March 17, 2012. Both loans require a loan-to-value ratio of no more than 63%.
Loans from AIG Funding
          We borrowed a total of $3.9 billion from AIG Funding from March 2009 to December 2009. These loans were scheduled to mature on September 13, 2013. The funds for the loans were provided to AIG Funding by the FRBNY pursuant to the FRBNY Credit Agreement. In order to receive the FRBNY’s consent to the loans, we

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
entered into guarantee agreements to guarantee the repayment of AIG’s obligations under the FRBNY Credit Agreement up to an amount equal to the aggregate outstanding balance of the loans from AIG Funding.
          On August 20, 2010, we repaid all amounts outstanding under the loans from AIG Funding with the net proceeds from the issuance of $3.9 billion aggregate principal amount of senior secured notes and $500 million aggregate principal amount of senior notes. See “Senior Secured Notes” and "Unsecured Bonds and Medium Term Notes.” As a result of our repayment of the loans from AIG Funding, we no longer guarantee AIG’s obligations under the FRBNY Credit Agreement and the FRBNY released their liens on the collateral securing these loans.
Unsecured Bonds and Medium-Term Notes
          Automatic Shelf Registration: We have an effective automatic shelf registration statement filed with the SEC. As a result of our WKSI status, we have an unlimited amount of debt securities registered for sale.
          On August 20, 2010, we issued $500 million in aggregate principal amount of 8.875% senior notes due September 2017 pursuant to our automatic shelf registration. The aggregate net proceeds from the sale of the senior notes were approximately $488.3 million after deducting underwriting discounts and commissions, fees and estimated offering expenses. At September 30, 2010, we also had an additional $11.8 billion of bonds and medium-term notes outstanding, issued under previous registration statements, with interest rates ranging from 0.85% to 7.95%.
          Euro Medium-Term Note Programme: We have a $7.0 billion Euro Medium-Term Note Programme, under which we have $1.2 billion of Euro denominated notes outstanding. The notes mature on August 15, 2011, and bear interest based on Euribor with a spread of 0.375%. We have hedged the notes into U.S. dollars and fixed the interest rates ranging from 5.355% to 5.367%. The programme is perpetual and the principal amount of a bond becomes available for new issuances at maturity.
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
          The indentures governing the unsecured bonds and medium-term notes contain customary covenants that, among other things, restrict our and our restricted subsidiaries’ ability to (i) incur liens on assets; (ii) declare or pay dividends or acquire or retire shares of our capital stock during certain events of default; (iii) designate restricted subsidiaries as non-restricted subsidiaries or designate non-restricted subsidiaries; (iv) make investments in or transfer assets to non-restricted subsidiaries; and (v) consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          The indenture also provides for customary events of default, including but not limited to, the failure to pay scheduled principal and interest payments on the notes, the failure to comply with covenants and agreements specified in the indenture, the acceleration of certain other indebtedness resulting from non-payment of that indebtedness, and certain events of insolvency. If any event of default occurs, any amount then outstanding under the senior notes may immediately become due and payable.
Unsecured Bank Debt
          Revolving Credit Facility: At September 30, 2010, we had a $2.0 billion unsecured revolving credit facility, entered into with an original group of 35 banks and originally expiring on October 14, 2010. This revolving credit facility provided for interest rates that varied according to the pricing option selected at the time of borrowing. Pricing options included a base rate, a rate ranging from 0.25% over LIBOR to 0.65% over LIBOR based upon utilization, or a rate determined by a competitive bid process with the banks. As of September 30, 2010, the maximum amount available of $2.0 billion under our unsecured revolving credit facility was outstanding and interest was accruing at 0.91%. The credit facility was subject to facility fees of 0.2% of amounts available at September 30, 2010. On October 7, 2010, using available cash on hand, we prepaid in full the $2.0 billion principal amount outstanding under the facility and terminated the facility.
          In addition, $345 million of the outstanding loans under our revolving credit facility originally expiring in October 2011, held by lenders not party to the amendment to that facility, remain unsecured and will mature on their originally scheduled maturity date in October 2011. See “Secured Bank Debt” above.
          Term Loans: From time to time, we enter into funded bank financing arrangements. As of September 30, 2010, we had one term loan maturing in December 2011 with principal amount of $75 million outstanding. The interest rate is based on LIBOR plus 1.8%, approximately 2.09% at September 30, 2010. In April 2010, we prepaid $410 million of our term loans with original maturity dates in 2011 and 2012. We amended the remaining term loan to permit, among other things, liens securing (i) the loans under the revolving credit facility originally expiring in October 2011 and (ii) certain other funded term loans in an aggregate principal amount not to exceed $500 million. The amendment also permits certain additional secured indebtedness in excess of the permitted secured indebtedness basket of 12.5% of Consolidated Tangible Net Assets (as defined in the term loan), provided we use any net cash proceeds from such additional secured indebtedness to prepay the remaining term loan, which matures in 2011. Our unsecured term loan agreement contains financial and restrictive covenants that are substantially similar to the covenants in our revolving credit facility described above under “Secured Bank Debt.”
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
          As stated above, we may call all or any part of the $600 million tranche of subordinated debt at any time on or after December 21, 2010 with at least 30 days’ but no more than 60 days’ notice to holders of the bonds. We do not currently intend to call any of these bonds. If we choose to redeem the bonds, we must pay 100% of the principal amount of the bonds being redeemed plus any accrued and unpaid interest to the redemption date. If we choose to redeem only a portion of the outstanding bonds, at least $50 million principal amount of the bonds must remain outstanding.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Commercial Paper
          Commercial Paper: We terminated our $6.0 billion Commercial Paper Program effective May 17, 2010. We had access to the FRBNY CPFF from its inception in 2008 until January 2009.
Derivatives
          We employ derivative products to manage our exposure to interest rates risks and foreign currency risks. We enter into derivative transactions only to economically hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements, foreign currency swap agreements and interest rate cap agreements. At September 30, 2010, all our interest rate swap and foreign currency swap agreements were designated as and accounted for as cash flow hedges and we had not designated our interest rate cap agreements as hedges.
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
Credit Ratings
          Our current long-term debt ratings impose the following restrictions under our 1999 and 2004 ECA facilities: (i) we must segregate all security deposits, overhaul reserves and rental payments related to the aircraft financed under our 1999 and 2004 ECA facilities into separate accounts controlled by the security trustees (segregated rental payments are used to make scheduled principal and interest payments on the outstanding debt) and (ii) we must file individual mortgages on the aircraft funded under both the1999 and 2004 ECA facilities in the local jurisdictions in which the respective aircraft are registered.
          While a ratings downgrade does not result in a default under any of our debt agreements, it would adversely affect our ability to issue unsecured debt and obtain new, or renew existing financings, and it would increase the cost of such financings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          The following table summarizes our current ratings by Fitch, Moody’s and S&P, the nationally recognized rating agencies:
Unsecured Debt Ratings

Rating Agency	Long-term Debt	Corporate Rating	Outlook	Date of Last Ratings Action
Fitch	BB	BB	Evolving	April 30, 2010
Moody’s	B1	B1	Stable	August 11, 2010
S&P	BB+	BBB-	Negative	January 25, 2010
Secured Debt Ratings

$3.9 billion
Rating Agency	$750 Million Term Loan	$550 Million Term Loan	Senior Secured Notes
Fitch	BBB-	BB	BBB-
Moody’s	Ba2	Ba3	Ba3
S&P	BBB	BBB-	BBB-
          These credit ratings may be changed, suspended or withdrawn at any time by the rating agencies as a result of various circumstances including changes in, or unavailability of, information.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Existing Commitments
          The following table summarizes our contractual obligations at September 30, 2010:

	Commitments Due by Fiscal Year
	Total	2010	2011	2012	2013	2014	Thereafter
			(Dollars in thousands)
Bonds and medium-term notes	$16,207,220	$395,846	$4,399,065	$3,570,616	$3,541,131	$1,040,298	$3,260,264
Unsecured Bank Loans (a)	2,420,000	2,000,000	420,000	—	—	—	—
Senior Secured Bonds	3,900,000	—	—	—	—	1,350,000	2,550,000
Secured Bank Loans	2,155,000	—		2,155,000	—	—	—
ECA Financings	2,896,428	103,275	458,007	428,960	428,960	423,863	1,053,363
Other Secured Financings	1,440,556	3,332	13,901	14,878	15,963	36,716	1,355,766
Subordinated Debt	1,000,000	—	—	—	—	—	1,000,000
Interest Payments on Debt Outstanding (b)(c)	9,018,927	433,237	1,395,135	1,191,502	965,936	771,128	4,261,989
Operating Leases (d)(e)	62,706	2,918	11,968	12,448	12,947	13,362	9,063
Pension Obligations (f)	8,483	1,268	1,319	1,370	1,431	1,512	1,583
Purchase Commitments	13,536,200	—	281,700	639,400	1,103,000	1,822,700	9,689,400

Total	$52,645,520	$2,939,876	$6,981,095	$8,014,174	$6,069,368	$5,459,579	$23,181,428

Contingent Commitments

	Contingency Expiration by Fiscal Year
	Total	2010	2011	2012	2013	2014	Thereafter
			(Dollars in thousands)
AVGs (g)	$553,483	$—	$27,842	$78,950	$96,003	$38,074	$312,614

Total (h)	$553,483	$—	$27,842	$78,950	$96,003	$38,074	$312,614

(a)	On October 7, 2010, using available cash on hand, we prepaid in full a total of $2 billion in principal plus accrued interest related to the $2 billion revolving credit agreement dated October 14, 2005. This floating rate obligation had an interest rate of .91% at the time of prepayment. Subsequent to repayment of this obligation, as well as other scheduled maturities, our composite interest rate increased from 5.17% at September 30, 2010, to 5.45% at October 31, 2010.

(b)	Future interest payments on floating rate debt are estimated using floating interest rates in effect at September 30, 2010.

(c)	Includes the effect of interest rate and foreign currency derivative instruments.

(d)	Excludes fully defeased aircraft sale-lease back transactions.

(e)	Minimum rentals have not been reduced by minimum sublease rentals of $6.9 million receivable in the future under non-cancellable subleases.

(f)	Our pension obligations are part of intercompany expenses, which AIG allocates to us on an annual basis. The amount is an estimate of such allocation. The column “2010” consists of total estimated allocations for 2010 and the column “Thereafter” consists of the 2015 estimated allocation. The amount allocated has not been material to date.

(g)	From time to time, we participate with airlines, banks and other financial institutions in the financing of aircraft by providing asset guarantees, put options or loan guarantees collateralized by aircraft. As a result, should we be called upon to fulfill our obligations, we would have recourse to the value of the underlying aircraft.

(h)	Excluded from total contingent commitments are $209.8 million of uncertain tax liabilities. The future cash flows to these liabilities are uncertain and we are unable to make reasonable estimates of the outflows.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Off-Balance-Sheet Arrangements
          We have not established any unconsolidated entities for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We have, however, from time to time established subsidiaries, entered into joint ventures or created other partnership arrangements or trusts with the limited purpose of leasing aircraft or facilitating borrowing arrangements. See Note M of Notes to Condensed, Consolidated Financial Statements for more information regarding our involvement with VIEs.
Results of Operations
Income before Income Taxes for the Three and Nine Months Ended September 30, 2010 Versus 2009
          We reported losses before income taxes of approximately $157.2 million and $81.4 million for the three- and nine-month periods ended September 30, 2010, representing decreases of approximately $538.1 million and $1.1 billion, respectively, as compared to the same periods in 2009. The decreases were primarily due to the following factors:
•	Impairment of aircraft sold, agreed to be sold, held for sale or designated for part-out: During the nine months ended September 30, 2010, we reclassified from Flight equipment under operating leases into Flight equipment held for sale 59 aircraft that we intended to sell to generate liquidity and completed the sale of 31 of those aircraft. Due to current market conditions, we recorded impairment charges and lease related charges on those aircraft during the nine months ended September 30, 2010. As part of our ongoing fleet strategy, we completed the sale of four additional aircraft, identified another three aircraft as likely to be sold and designated one aircraft for part-out. Impairment charges were recorded related to those aircraft. Impairment and lease related charges related to aircraft sold, agreed to be sold, held for sale or designated for part-out aggregated approximately $41 million and $535 million for the three months and nine months ended September 30, 2010, respectively.

•	Impairment of our fleet held for use: For the three months ended September 30, 2010, we recorded impairment charges aggregating approximately $348 million related to 15 aircraft, as part of an annual recoverability analysis of our entire fleet held for use. The impairment charges resulted from changes in management’s outlook related to the future recovery of the airline industry due to a decrease in demand for certain aircraft types, expected increased volatility in fuel costs and changes in other macroeconomic conditions which, when aggregated, resulted in lower future estimated lease rates. See Overview — Our Fleet and Overview — Industry Condition and Revenue Sources. For the nine months ended September 30, 2010, we recorded impairment charges related to 16 aircraft in our fleet available for use aggregating approximately $357 million.

•	Cost of borrowing: Our cost of borrowing is increasing as we refinance our existing debt with new financing arrangements, reflecting relatively higher interest rates caused by our current long-term debt ratings. Our average composite interest rate for the three- and nine-month periods ended September 30, 2010, increased 0.94% and 0.45%, respectively, as compared to the same periods in 2009. Our average debt outstanding decreased by approximately $380 million and $1.6 billion for the three and nine-month periods ended September 30, 2010, respectively, as compared to the same periods in 2009. On October 7, 2010, using available cash on hand, we prepaid in full a total of $2 billion in principal plus accrued interest related to the $2 billion revolving credit agreement dated October 14, 2005. This floating rate obligation had an interest rate of .91% at the time of prepayment. Subsequent to repayment of this obligation, as well as other scheduled maturities, our composite interest rate increased from 5.17% at September 30, 2010, to 5.45% at October 31, 2010.

•	Additionally, as our average fleet age increases, we anticipate that estimated future overhaul reimbursements will increase. We recorded additional charges to Provision for overhauls during the months ended September 30, 2010, to reflect the increase. See Results of Operations — Nine Months Ended September 30, 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          See below for a more detailed discussion of the effects of each item affecting income for the three and nine months ended September 30, 2010, as compared with the same periods in 2009.
Three Months Ended September 30, 2010 Versus 2009
          Revenues from rentals of flight equipment decreased 2.8% to $1,316.8 million for the three months ended September 30, 2010, from $1,354.8 million for the same period in 2009. The number of aircraft in our fleet decreased to 939 at September 30, 2010, compared to 991 at September 30, 2009, primarily due to reclassification of 59 aircraft to Flight equipment held for sale. Revenues from rentals of flight equipment decreased by (i) $44.0 million due to a decrease related to aircraft in service during the three months ended September 30, 2009, and sold prior to September 30, 2010; (ii) $30.9 million because we did not record lease revenue related to 52 of the aircraft classified as Flight equipment held for sale, as the rentals will be paid to the purchaser upon the aircraft’s delivery; (iii) $12.2 million due to a decrease in lease rates on aircraft in our fleet during both periods, that were re-leased or had lease rates change between the two periods; and (iv) $7.7 million due to lost revenue relating to aircraft in transition between lessees primarily resulting from repossessions of aircraft. These revenue decreases were partly offset by increases of (i) $44.0 million due to an increase in the aggregate number of hours flown on which we collect overhaul revenue; and (ii) $12.8 million due to the addition of new aircraft to our fleet after September 30, 2009, and aircraft in our fleet as of September 30, 2009, that earned revenue for a greater number of days during the three-month period ended September 30, 2010, than during the same period in 2009.
          Ten aircraft in our fleet were not subject to a signed lease agreement or a signed letter of intent at September 30, 2010, nine of which were subsequently leased.
          In addition to our leasing operations, we engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment and other marketing services on a principal and commission basis. We incurred losses aggregating $57.7 million from flight equipment marketing for the three months ended September 30, 2010, compared to losses aggregating $18.9 million for the same period in 2009. During the three months ended September 30, 2010, we recorded impairments and lease related charges aggregating $59.8 million on six aircraft that we were in negotiations to sell to third parties and two aircraft we sold during the period. The losses were offset by income generated from commissions and fees aggregating $2.1 million. Flight equipment marketing losses of $18.9 million for the three months ended September 30, 2009, were due to the conversion of three operating leases into sales-type leases, on which we recorded losses of $21.4 million. Those losses were offset by other marketing gains of $2.5 million. See Note C of Notes to Condensed, Consolidated Financial Statements.
          Interest and other revenue increased to $28.2 million for the three months ended September 30, 2010, compared to $11.3 million for the same period in 2009 due to (i) a $10.4 million increase in other revenue due to proceeds receivable related to the loss of two aircraft during the three months ended September 30, 2010, with no such proceeds received in the three months ended September 30, 2009; (ii) a $2.6 million increase in interest revenue primarily related to interest on our notes receivable; (iii) a $1.9 million increase in forfeitures of security deposits due to lessees’ non-performance under leases; and (iv) other minor fluctuations aggregating an increase of $2.0 million.
          Interest expense increased to $415.0 million for the three months ended September 30, 2010, compared to $332.8 million for the same period in 2009 due to a 0.94% increase in our average composite interest rate, partially offset by a decrease in average debt outstanding (excluding the effect of debt discount and foreign exchange adjustments) to $30.8 billion during the three months ended September 30, 2010, compared to $31.1 billion during the same period in 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          Our composite borrowing rates in the third quarters of 2010 and 2009, which include the effect of derivatives, were as follows:

			Increase
	2010	2009	(Decrease)
Beginning of Quarter	5.07%	4.25%	0.82%
End of Quarter	5.17%	4.11%	1.06%
Average	5.12%	4.18%	0.94%
          We recorded a charge of $1.8 million and income of $8.9 million related to derivatives for the three months ended September 30, 2010 and 2009, respectively, primarily related to ineffectiveness of derivatives designated as cash flow hedges. (See Note H of Notes to Condensed, Consolidated Financial Statements.)
          Depreciation of flight equipment decreased 5.5% to $472.0 million for the three months ended September 30, 2010, compared to $499.7 million for the same period in 2009, due to a decrease in the cost of our fleet from $44.2 billion at September 30, 2009 to $39.8 billion at September 30, 2010. The decrease is due to the following: (i) we classified 59 aircraft as Flight equipment held for sale; and (ii) we recorded impairment charges of $348.4 million in Aircraft impairment and $19.1 million in Flight equipment marketing.
          Provision for overhauls increased to $135.5 million for the three months ended September 30, 2010, compared to $90.9 million for the same period in 2009 primarily due to an increase in the estimated future reimbursements. We collect overhaul revenue on the aggregate number of hours flown and an increase in hours flown results in an increase in the estimated future reimbursements.
          Flight equipment rent expense relates to two sale-leaseback transactions.
          Selling, general and administrative expenses increased to $67.4 million for the three months ended September 30, 2010, compared to $47.3 million for the same period in 2009 due to (i) $20.7 million higher pension expenses including out of period adjustments aggregating $20.2 million related to pension expenses covering employee services from 1996 through 2010 and not previously recorded; (ii) a $2.2 million increase in professional and consulting fees incurred; and (iii) other minor fluctuations aggregating an increase of $0.7 million. These increases were partially offset by a $3.5 million decrease in expenses from VIEs, which we consolidated into our 2009 income statement and deconsolidated January 1, 2010, as a result of our adoption of new accounting guidance.
          Our effective tax rate for the quarter ended September 30, 2010, decreased to a benefit of 32.9% from an expense of 35.5% for the same period in 2009. Our results before the effect of income taxes for the three months ended September 30, 2010, was a pre-tax loss of $157.2 million compared to pre-tax income of $380.9 million for the same period in 2009. The tax benefit for the quarter ended September 30, 2010, includes discrete expenses related to certain tax examinations which reduced the overall tax benefit for the three months ended September 30, 2010, as compared to the tax expense in the same period in 2009.
          Other comprehensive loss was $12.1 million for the three months ended September 30, 2010, compared to income of $10.4 million for the same period in 2009. This change was primarily due to changes in the market and notional value on derivatives qualifying for and designated as cash flow hedges, which includes other comprehensive loss of $24.4 million and other comprehensive income of $26.2 million relating to CVA and MVA for the three-month periods ended September 30, 2010 and 2009, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Nine Months Ended September 30, 2010 Versus 2009
     Revenues from rentals of flight equipment increased slightly to $3,933.3 million for the nine months ended September 30, 2010, from $3,915.1 million for the same period in 2009. The number of aircraft in our fleet decreased to 939 at September 30, 2010, compared to 991 at September 30, 2009, primarily due to reclassification of 59 aircraft to Flight equipment held for sale. Revenues from rentals of flight equipment increased by (i) $97.7 million due to the addition of new aircraft to our fleet after September 30, 2009, and aircraft in our fleet as of September 30, 2009, that earned revenue for a greater number of days during the nine-month period ended September 30, 2010, compared to the same period in 2009; and (ii) $80.1 million due to an increase in the aggregate hours flown on which we collect overhaul revenue. These revenue increases were partially offset by decreases of (i) $79.8 million due to a decrease related to aircraft in service during the nine months ended September 30, 2009, and sold prior to September 30, 2010; (ii) $47.5 million because we did not record lease revenue related to 52 of the aircraft classified as Flight equipment held for sale, as the rentals will be paid to the purchaser upon the aircraft’s delivery; (iii) $29.0 million due to a decrease in lease rates on aircraft in our fleet during both periods, that were re-leased or had lease rates change between the two periods; and (iv) $3.3 million due to lost revenue relating to aircraft in transition between lessees primarily resulting from repossessions of aircraft.
     Ten aircraft in our fleet were not subject to a signed lease agreement or a signed letter of intent at September 30, 2010, nine of which were subsequently leased.
     In addition to our leasing operations, we engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment and other marketing services on a principal and commission basis. We incurred losses aggregating $550.3 million from flight equipment marketing for the nine months ended September 30, 2010, compared to losses aggregating $15.8 million for the same period in 2009. During the nine months ended September 30, 2010, we recorded impairment losses aggregating $425.9 million and lease related charges of $89.9 million related to aircraft reclassified to held for sale, sold or designated for part-out. In addition, we recorded impairment charges of $19.1 million on three additional aircraft that at September 30, 2010 we deemed more likely than not to be sold. As part of our ongoing fleet strategy, we sold two aircraft to third parties during the nine months ended September 30, 2010, and recorded losses of $18.4 million related to those sales. The losses were partly offset by income generated from commission and fees aggregating $3.0 million. Flight equipment marketing loss of $15.8 million for the nine months ended September 30, 2009, was primarily due to the conversion of three operating leases into sales-type leases, on which we took losses of $21.4 million and an impairment charge of $7.5 million related an aircraft that was reclassified to held for sale. The losses were partly offset by the sale of three aircraft and commissions and fees aggregating $13.1 million. See Note C of Notes to Condensed, Consolidated Financial Statements.
     Interest and other revenue increased to $50.0 million for the nine months ended September 30, 2010, compared to $48.7 million for the same period in 2009 due to (i) a $5.0 million increase in other revenue due to proceeds recognized related to the loss of aircraft; (ii) an increase in interest and dividend revenue of $3.0 million primarily related to interest on our notes receivable; (iii) a $2.2 million increase in forfeitures of security deposits due to lessees’ non-performance under leases; and (iv) other minor fluctuations aggregating an increase of $2.6 million. These increases were partially offset by (i) a $6.9 increase in foreign exchange losses, net of gains; and (ii) a $4.6 million decrease in revenues from VIEs, which we consolidated into our 2009 income statement and deconsolidated January 1, 2010, as a result of our adoption of new accounting guidance.
     Interest expense increased to $1,157.5 million for the nine months ended September 30, 2010, compared to $1,041.4 million for the same period in 2009 due to a 0.45% increase in our average composite interest rate, partially offset by a decrease in average debt outstanding (excluding the effect of debt discount and foreign exchange adjustments) to $29.9 billion during the nine months ended September 30, 2010, compared to $31.5 billion during the same period in 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     Our composite borrowing rates in the first nine months of 2010 and 2009, which include the effect of derivatives, were as follows:

	2010	2009	Increase (Decrease)
Beginning of nine months	4.35%	4.51%	(0.16)%
End of nine months	5.17%	4.11%	1.06%
Average	4.76%	4.31%	0.45%
     We recorded a charge of $46.7 million and income of $13.2 million related to derivatives for the nine months ended September 30, 2010 and 2009, respectively. The charge primarily consisted of losses on matured swaps aggregating $15.4 million and ineffectiveness on derivatives designated as cash flow hedges aggregating $25.9 million for the nine months ended September 30, 2010. (See Note H of Notes to Condensed, Consolidated Financial Statements.)
     Depreciation of flight equipment remained relatively constant at $1.4 billion for the nine months ended September 30, 2010, compared to $1.5 billion for the same period in 2009. During the nine months ended September 30, 2010, the cost of our fleet held for use was affected by the following: (i) we reclassified 59 aircraft as Flight equipment held for sale during the nine months ended September 30, 2010; (ii) we sold four aircraft and designated one other aircraft for part-out; and (iii) we recorded impairment charges on 16 aircraft which reduced the carrying value of our fleet held for use by $356.5 million. These reductions in our fleet held for use were offset by deliveries of new aircraft.
     Provision for overhauls increased to $358.3 million for the nine months ended September 30, 2010, compared to $234.3 million for the same period in 2009 primarily due to an increase in the estimated future reimbursements resulting in a $56.7 million charge. We collect overhaul revenue on the aggregate number of hours flown and an increase in hours flown result in an increase in the estimated future reimbursements.
     Flight equipment rent expense relates to two sale-leaseback transactions.
     Selling, general and administrative expenses decreased to $144.1 million for the nine months ended September 30, 2010, compared to $151.2 million for the same period in 2009 due to (i) an $18.3 million decrease in Salaries and employee related expenses, driven primarily by performance incentive and retention bonuses awarded in the prior year which did not recur in the current period; (ii) a $12.1 million decrease in aircraft operating expenses stemming from a reduction in expenses realized related to repossessions of aircraft; and (iii) a $10.9 million decrease in expenses from VIEs, which we consolidated into our 2009 income statement and deconsolidated January 1, 2010, as a result of our adoption of new accounting guidance. These decreases were partially offset by (i) $20.7 million higher pension expenses including out of period adjustments aggregating $19.3 million related to pension expenses covering employee services from 1996 through 2010 and not previously recorded; (ii) $4.6 million increase in write-off of notes receivable; (iii) a $3.5 million increase in impairment charges related to spare parts inventory; (iv) a $1.9 million increase in charges relating to various guarantees issued to third parties; (v) a $1.9 million increase in professional and consulting fees incurred; and (vi) other minor fluctuations aggregating an increase of $1.6 million.
     Our effective tax rate for the nine months ended September 30, 2010, is a tax benefit of 29.1% as compared with a tax expense of 35.3% for the same period in 2009. Our results before the effect of income taxes have fluctuated between income and losses. The change in the effective tax rate reflects the change in pre-tax income to pre-tax loss for the nine months ended September 30, 2010, and the effects of tax examinations aggregating $5.9 million which reduced the effective tax rate for the nine months ended September 30, 2010, as compared to the same period in 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     Other comprehensive income was $62.3 million for the nine months ended September 30, 2010, compared to $0.3 million for the same period in 2009. This change was primarily due to changes in the market and notional value on derivatives qualifying for and designated as cash flow hedges, which includes other comprehensive income of $22.8 million and other comprehensive loss of $26.2 million relating to CVA and MVA for the nine month periods ended September 30, 2010 and 2009, respectively.

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
     We calculate the VaR with respect to the net fair value by using historical scenarios. This methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical information for interest rates and foreign exchange rates were used to construct the historical scenarios at September 30, 2010, and December 31, 2009. For each scenario, each financial instrument is re-priced. Scenario values for us are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum adverse deviation in net fair value incurred under these scenarios over a one-month period with 95% confidence (i.e. only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period is assumed in computing the VaR figure. The table below presents the average, high and low VaRs on a combined basis and of each component of market risk for us for the periods ended September 30, 2010 and December 31, 2009. Total VaR for ILFC increased from the fourth quarter of 2009 to the third quarter of 2010 due to an increase in the average duration of our outstanding debt and a decrease in the value of Flight equipment under operating lease due to sales and impairment charges.

	ILFC Market Risk
		At		At
	September 30, 2010			December 31, 2009
	(Dollars in millions)
	Average	High	Low	Average	High	Low
Combined	$64.7	$106.1	$20.0	$46.5	$80.0	$35.9
Interest Rate	64.6	106.1	20.0	46.6	80.0	36.2
Currency	0.1	0.3	—	0.3	0.7	0.1

ITEM 4. CONTROLS AND PROCEDURES
(A)	Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to our management, including the Chief Executive Officer and the Senior Vice President and Chief Financial Officer (collectively, the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Certifying Officers, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
     We have evaluated, under the supervision and with the participation of management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a — 15(e) and 15d — 15(e) of the Securities Exchange Act of 1934 as of September 30, 2010. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2010.
(B)	Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the three months ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
     Krasnoyarsk Airlines: We leased a 757-200ER aircraft to a Russian airline, KrasAir, which is now the subject of a Russian bankruptcy-like proceeding. The aircraft lease was assigned to another Russian carrier, Air Company “Atlant-Soyuz” Incorporated, which defaulted under the lease. The aircraft has been detained by the Russian customs authorities on the basis of certain alleged violations of the Russian customs code by KrasAir. While we have prevailed in court proceedings, Russian custom authorities will not provide relevant documents to permit the aircraft to be removed from Russia. We are now pursuing alternative options to resolve the situation and, as such, have performed a recoverability assessment of the fair value of the aircraft. The aircraft was deemed to be impaired and we recorded an $8.1 million impairment charge in the nine months ended September 30, 2010. The aircraft had a net book value of $19.5 million at September 30, 2010. We cannot predict what the outcome of this matter will be, but we do not believe that it will be material to our consolidated financial position, results of operations or cash flows.
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
     Airblue Limited: We are named in a lawsuit in connection with the July 28, 2010, crash of our Airbus A320-200 aircraft on lease to Airblue Limited, a Pakistani carrier. The lawsuit was filed by the families of victims on the flight and seeks unspecified damages for wrongful death, costs and fees. The case was originally filed in a circuit court in Cook County, Illinois, but was subsequently removed to a U.S. district court. We believe we are adequately covered in this case by the liability insurance policies carried by Airblue Limited and we have substantial defenses to this action. We do not believe that the outcome of this lawsuit will have a material effect on our consolidated financial condition, results of operations or cash flows.
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

PART II. OTHER INFORMATION
Capital Structure Risk
     The aircraft leasing business is capital intensive and we have a substantial amount of indebtedness, which requires significant interest and principal payments. As of September 30, 2010, we had approximately $30 billion in principal amount of indebtedness outstanding.
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
     We have generally financed our aircraft purchases through available cash balances, internally generated funds including those from aircraft sales, and debt financings. During 2009, we were unable to issue unsecured debt and relied primarily on loans from AIG Funding, an affiliate of our parent, to fulfill our liquidity needs in excess of cash flows generated from our operations. In 2010, we regained access to debt markets, to which we had limited access throughout 2009. We issued secured and unsecured debt aggregating approximately $8.8 billion, which generated proceeds, net of discounts, aggregating $8.7 billion, to support our liquidity needs in excess of our operating cash flows. The $8.8 billion included the following borrowings: (i) $326.8 million borrowed under our 2004 ECA facility, which we used to finance five Airbus aircraft and to re-finance five Airbus aircraft purchased in 2009; (ii) new secured financing transactions aggregating $5.2 billion; (iii) $2.75 billion aggregate principal amount of unsecured senior notes issued in private placements; and (iv) $500 million unsecured senior notes issued under our shelf registration statement. Of the $5.2 billion of secured financings, $318 million was restricted from use in our operations at September 30, 2010, and becomes available to us as we transfer collateral to certain subsidiaries we created to hold the aircraft serving as collateral. We used part of the proceeds received from these debt issuances to prepay in full the principal balance of $3.9 billion, plus accrued interest, of our loans from AIG Funding, originally due in 2013.
     At September 30, 2010, we had approximately $4.3 billion of cash and cash equivalents, $361 million of which was restricted under our ECA facilities and $318 million of which becomes available to us as we transfer collateral, as described above. At November 5, 2010, approximately $95 million of the $318 million restricted cash had become available to us. See Note E of Notes to Condensed Consolidated Financial Statements. On October 7, 2010, using available cash on hand, we prepaid in full the $2.0 billion principal amount outstanding plus accrued interest related to the $2.0 billion revolving credit agreement dated October 14, 2005, originally due on October 14, 2010. This floating rate obligation had an interest rate of 0.91% at the time of prepayment. Subsequent to repayment of this obligation, as well as other scheduled maturities, our composite interest rate increased from 5.17% at September 30, 2010, to 5.45% at October 31, 2010.

PART II. OTHER INFORMATION (CONTINUED)
     At September 30, 2010, we did not have any borrowing capacity available under our revolving credit facilities. In addition, we had minimal capacity under the permitted secured indebtedness basket contained in our public debt indentures and certain of our bank loans. At September 30, 2010, we were able to enter into secured financings for up to 12.5% of consolidated net tangible assets, as defined in our debt agreements, which was approximately $5 billion, nearly all of which we had borrowed. On April 16, 2010, we amended our bank facility originally maturing in October 2011 to, among other things, increase our capacity to enter into secured financings to up to 35% of consolidated net tangible assets, currently approximately $15 billion, upon the completion of certain collateralization requirements. Prior to the completion of the collateralization requirements, we can incur secured indebtedness in excess of the 12.5% limit under our bank facilities, provided we use the proceeds to prepay the obligations under our term loan maturing in 2011. As of November 5, 2010, we had transferred approximately two thirds of the required aircraft appraised value. Under our indentures we may, subject to receipt of any required consents under the FRBNY Credit Agreement and our bank facilities and term loans, be able to obtain secured financings without regard to the 12.5% consolidated net tangible asset limit referred to above (but subject to certain other limitations) by doing so through subsidiaries that qualify as non-restricted under our public debt indentures.
     During the nine months ended September 30, 2010, we sold 35 aircraft which generated approximately $1.3 billion in proceeds and we had an additional 28 aircraft classified as held for sale. The proceeds on the 28 aircraft held for sale are receivable upon the completion of each individual sale and will aggregate approximately $974 million, before deductions of deposits held, including lease payments received subsequent to the execution date of the sales agreement, which together with overhauls and security deposits aggregated $79.7 million at September 30, 2010. We expect to consummate most of the sales of those aircraft during the fourth quarter of 2010. As of November 5, 2010, we had completed an additional 16 sales generating additional proceeds of $578.2 million.
     We are currently pursuing additional potential aircraft sales as a result of our ongoing fleet strategy and we have presented proposed portfolios to potential buyers. In evaluating potential sales, we balance the need for funds with the long-term value of holding aircraft and long-term prospects for us. Significant uncertainties exist as to the aircraft comprising any actual sale portfolio, the sale price of any such portfolio, and whether we could reach an agreement with terms acceptable to all parties. Furthermore, if an agreement is reached, the transaction may have to be approved by the FRBNY. Therefore, we cannot predict whether any additional sale of aircraft will occur. Because the current market for aircraft is depressed due to the economic downturn and limited availability of buyer financing, any sale would likely result in a realized loss. Based on the range of potential aircraft portfolio sales currently being explored, the potential for impairment or realized loss could be material to the results of operations for an individual period. The amount of potential loss would be dependent upon the specific aircraft sold, the sale price, the sale date and any other sale contingencies.
     We have no new aircraft scheduled to deliver during the remainder of 2010 and six new aircraft are scheduled to deliver during 2011. We expect to finance future aircraft purchases partly from cash generated from operations and partly by incurring additional debt.
     We may not continue to have access to the secured or unsecured debt markets in the future or be able to sell additional aircraft. We believe that our cash on hand, cash flows generated from operations, which include aircraft sales, together with the cash generated from the above-mentioned financing arrangements are sufficient for us to operate our business and repay our maturing debt obligations for the next twelve months. If we are unable to raise sufficient cash from these strategies, we may be unable to meet our debt obligations as they become due. Further, we may not be able to meet our aircraft purchase commitments as they become due, which could expose us to breach of contract claims by our lessees and manufacturers.
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

PART II. OTHER INFORMATION (CONTINUED)
Borrowing Risks
     Credit Ratings Downgrade Risk - Our ability to access debt markets and other financing sources is, in part, dependent on our credit ratings. In addition to affecting the availability of financing, credit ratings also directly affect our cost of financing. Since September 2008, we have experienced multiple downgrades in our credit ratings by the three major nationally recognized statistical rating organizations. These credit rating downgrades, combined with externally generated volatility, limited our ability to access debt markets and resulted in unattractive funding costs.
     Additionally, our current long-term debt ratings impose the following restrictions under our 1999 and 2004 ECA facilities: (i) we must segregate all security deposits, overhaul reserves and rental payments related to the aircraft financed under our 1999 and 2004 ECA facilities into separate accounts controlled by the security trustees (segregated rental payments are used to make scheduled principal and interest payments on the outstanding debt) and (ii) we must file individual mortgages on the aircraft funded under both the1999 and 2004 ECA facilities in the local jurisdictions in which the respective aircraft are registered. At September 30, 2010, we had segregated security deposits, overhaul reserves and rental payments aggregating approximately $361 million related to aircraft funded under the 1999 and 2004 ECA facilities.
     Further ratings downgrades could increase our borrowing costs and limit our access to the debt markets.
     Interest Rate Risk - We are impacted by fluctuations in interest rates. Our lease rates are generally fixed over the life of the lease. Changes, both increases and decreases, in our cost of borrowing, as reflected in our composite interest rate, directly impact our net income. We manage the interest rate volatility and uncertainty by maintaining a balance between fixed and floating rate debt, through derivative instruments and through varying debt maturities.
     Our cost of borrowing for new financings is increasing due to our long-term debt ratings. The interest rates that we obtain on our debt financing are a result of several components, including credit spreads, swap spreads, duration and new issue premiums. These are all in addition to the underlying Treasury or LIBOR rates, as applicable. Volatility in our perceived risk of default, our parent’s risk of default or in a market sector’s risk of default all have an impact on our cost of funds. On October 7, 2010, using available cash on hand, we prepaid in full a total of $2 billion in principal plus accrued interest related to the $2 billion revolving credit agreement dated October 14, 2005. This floating rate obligation had an interest rate of .91% at the time of prepayment. Subsequent to repayment of this obligation, as well as other scheduled maturities, our composite interest rate increased from 5.17% at September 30, 2010, to 5.45% at October 31, 2010. A one percent increase in our composite interest rate at September 30, 2010, would have increased our interest expense by approximately $300 million annually, which would put downward pressure on our operating margins.
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

PART II. OTHER INFORMATION (CONTINUED)
•	make capital expenditures;
•	designate our subsidiaries as unrestricted subsidiaries; and
•	pay dividends and distributions.
     These covenants may affect our ability to operate and finance our business as we deem appropriate.
     As disclosed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt Financings,” we were in compliance with the restrictive covenants in our debt agreements as of September 30, 2010. However, our net loss of $57.7 million for the nine months ended September 30, 2010, negatively affected our fixed charge coverage ratio, and our fixed charge coverage ratio of 1.17 for the twelve months ended September 30, 2010, was close to the minimum requirement of 1.10 contained in certain of our debt agreements. The net loss was primarily due to impairment and lease related charges aggregating approximately $891 million recorded for the nine months ended September 30, 2010. If we incur additional impairment charges in the fourth quarter of 2010 or otherwise suffer additional net losses, we may not be able to meet the minimum fixed charge coverage ratio of 1.10 at December 31, 2010, in which case we will have to request waivers from the banks or seek amendments to our debt agreements containing this covenant. If we are unable to receive such waivers or amend such debt agreements prior to any breach of the minimum fixed charge coverage ratio or within the 60 day cure period provided in the debt agreements, the lenders under these debt agreements may accelerate our obligations under such agreements and declare the amounts outstanding, which were $2.7 billion as of September 30, 2010, immediately due and payable. In the event that the lenders declare these amounts immediately due and payable, such acceleration would also result in an event of default under our other debt agreements, thereby allowing the lenders to declare our other remaining debt, including the amounts outstanding under our public debt indentures, immediately due and payable as well.
Relationship with AIG
     AIG as Our Parent Company - We are an indirect wholly-owned subsidiary of AIG. Although neither AIG nor any of its subsidiaries is a co-obligor or guarantor of our debt securities, circumstances affecting AIG have an impact on us and we can give no assurance how further changes in circumstances related to AIG may impact us.
     AIG as Our Counterparty of Derivatives - AIGFP, a wholly-owned subsidiary of AIG with an explicit guarantee from AIG, is the counterparty of all our interest rate swaps and foreign currency swaps. If our counterparty is unable to meet its obligations under the derivative contracts, it would have a material impact on our financial results and cash flows.
     AIG Going Concern Consideration - In connection with the preparation of its quarterly report on Form 10-Q for the quarter ended September 30, 2010, AIG management assessed whether AIG has the ability to continue as a going concern. Based on the U.S. government’s continuing commitment, the already completed transactions with the FRBNY, the closing of the AIA Group Limited initial public offering and the sale of American Life Insurance Company, AIG management’s plans and progress made to stabilize AIG’s businesses and dispose of certain of its assets, and after consideration of the risks and uncertainties of such plans, AIG management indicated in the AIG quarterly report on Form 10-Q for the period ended September 30, 2010, that it believes that it will have adequate liquidity to finance and operate its businesses, execute its asset disposition plan, and repay its obligations for at least the next twelve months. It is possible that the actual outcome of one or more of AIG management’s plans could be materially different, that one or more of AIG management’s significant judgments or estimates about the potential effects of these risks and uncertainties could prove to be materially incorrect, and that AIG could fail to complete the recapitalization. If one or more of these possible outcomes is realized and third party financing and existing liquidity sources including those from the U.S. Government are not sufficient, without continued support from the U.S. Government in the future there could exist substantial doubt about AIG’s ability to continue as a going concern. If AIG is not able to continue as a going concern it will have a significant impact on our operations, including limiting our ability to issue new debt.

PART II. OTHER INFORMATION (CONTINUED)
Key Personnel Risk
     Our senior management’s reputation and relationships with lessees and sellers of aircraft are a critical element of our business. The reduction of AIG’s common stock price has dramatically reduced the value of equity awards previously made to our key employees. Furthermore, the American Recovery and Reinvestment Act of 2009 imposed restrictions on bonus and other incentive compensation payable to certain AIG employees. Presently, we have one employee, our Vice Chairman and President, who is subject to these restrictions. Historically we have embraced a pay-for-performance philosophy. Based on the limitations placed on incentive compensation, it is unclear whether, for the foreseeable future, we will be able to create a compensation structure that permits us to retain and motivate our most highly compensated employees and other high performing employees who may become subject to the limitations. We also stand the risk of our key employees exploring other career opportunities. During the nine months ended September 30, 2010, we have had changes in our senior management, but we have been able to attract qualified replacements. The significant restrictions and limitations on compensation imposed on us may adversely affect our ability to attract new talent and to retain and motivate our existing highest performing employees. If we are unable to retain and motivate our key employees, it could negatively impact our ability to conduct business.
Overall Airline Industry Risk
     We operate as a supplier and financier to airlines. The risks affecting our airline customers are generally out of our control and impact our customers to varying degrees. As a result, we are indirectly impacted by all the risks facing airlines today. Our ability to succeed is dependent upon the financial strength of our customers. Their ability to compete effectively in the market place and manage these risks has a direct impact on us. These risks include:

•	Demand for air travel	•	Geopolitical events
•	Competition between carriers	•	Security, terrorism and war
•	Fuel prices and availability	•	Worldwide health concerns
•	Labor costs and stoppages	•	Equity and borrowing capacity
•	Maintenance costs	•	Environmental concerns
•	Employee labor contracts	•	Government regulation
•	Air traffic control infrastructure constraints	•	Interest rates
•	Airport access	•	Overcapacity
•	Insurance costs and coverage	•	Natural disasters
•	Heavy reliance on automated systems
     To the extent that our customers are affected by these risk factors, we may experience:
•	lower demand for the aircraft in our fleet and, generally, reduced market lease rates and lease margins;

•	a higher incidence of lessee defaults, lease restructurings and repossessions affecting net income due to maintenance, consulting and legal costs associated with the repossessions, as well as lost revenue for the time the aircraft are off lease and possibly lower lease rates from the new lessees;

•	a higher incidence of situations where we engage in restructuring lease rates for our troubled customers which reduces overall lease revenue;

PART II. OTHER INFORMATION (CONTINUED)
•	an inability to immediately place new and used aircraft on commercially acceptable terms when they become available through our purchase commitments and regular lease terminations, resulting in lower lease margins due to aircraft not earning revenue and resulting in payments for storage, insurance and maintenance; and

•	a loss if our aircraft is damaged or destroyed by an event specifically excluded from the insurance policy such as dirty bombs, bio-hazardous materials and electromagnetic pulsing.
Lessee Non-Performance Risk
     Our business depends on the ability of our airline customers to meet their obligations to us and if their ability materially decreases, it may negatively affect our business, financial condition, results of operations and cash flows, as discussed above in Overall Airline Industry Risk.
     We manage lessee non-performance risk by obtaining security deposits and overhaul reserves as well as continuous monitoring of lessee performance and outlook.
Airframe, Engine and Other Manufacturer Risks
     The supply of jet transport aircraft, which we purchase and lease, is dominated by two airframe manufacturers, Boeing and Airbus, and a limited number of engine manufacturers. As a result, we are dependent on the manufacturers’ success in remaining financially stable, producing aircraft and related components, that meet the airlines’ demands, in both type and quantity, and fulfilling their contractual obligations to us. Further, competition between the manufacturers for market share is intense and may lead to instances of deep discounting for certain aircraft types and may negatively impact our competitive pricing. Should the manufacturers fail to respond appropriately to changes in the market environment or fail to fulfill their contractual obligations, we may experience:
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
     For example, we have ordered 74 787 aircraft from Boeing with the first aircraft currently scheduled to deliver in July 2012. The contracted delivery dates were originally scheduled from January 2010 through 2017, but Boeing has experienced delays in the production of the 787s. We have signed contracts for 31 of the 74 787s on order. The leases we have signed with our customers and our purchase agreements with Boeing are both subject to cancellation clauses related to delays in delivery dates, though as of September 30, 2010, there have been no cancellations by any party. We are in discussions with Boeing related to revisions to the delivery schedule and potential delay compensation and penalties for which we may be eligible. Under the terms of our 787 leases,

PART II. OTHER INFORMATION (CONTINUED)
particular lessees may be entitled to share in any compensation that we receive from Boeing for late delivery of the aircraft.
Aircraft Related Risks
     Residual Value — We bear the risk of re-leasing or selling the aircraft in our fleet that are subject to operating leases at the end of their lease terms. Operating leases bear a greater risk of realizations of residual values, because only a portion of the equipment’s value is covered by contractual cash flows at lease inception. In addition to factors linked to the aviation industry in general, other factors that may affect the value and lease rates of our aircraft include (i) maintenance and operating history of the airframe and engines; (ii) the number of operators using the particular type of aircraft; and (iii) aircraft age. If both demand for aircraft and market lease rates decrease and the conditions continue for an extended period, they could affect the market value of aircraft in our fleet and may result in impairment charges. Fair value of flight equipment is determined using an income approach based on the present value of cash flows from contractual lease agreements, contingent rentals where appropriate, and projected future lease payments, which extend to the end of the aircraft’s economic life in its highest and best use configuration, as well as a disposition value, based on the expectations of market participants. During the nine months ended September 30, 2010, we took impairment charges aggregating approximately $357 million related to our fleet held for use and additional impairment charges or losses on sales aggregating $553 million related to aircraft we sold, held for sale, had agreed to sell or designated for part-out. See Notes C and D of Notes to Condensed, Consolidated Financial Statements. Further, deterioration of aircraft values may create losses related to our aircraft asset value guarantees.
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
     Accounting Pronouncements — In August 2010 the Financial Accounting Standards Board (“FASB”) FASB issued an Exposure Draft that proposes substantial changes to existing lease accounting that will affect all lease arrangements. The FASB’s proposal requires that all leases be recorded on the statement of financial position of both lessees and lessors.
     Under the proposed accounting model, lessees will be required to record an asset representing the right-to-use the leased item for the lease term (“Right-of-Use Asset”) and a liability to make lease payments. The Right-of-Use asset and liability incorporate the rights, including renewal options, and obligations, including contingent payments and termination payments, arising under the lease and are based on the lessee’s assessment of expected

PART II. OTHER INFORMATION (CONTINUED)
payments to be made over the lease term. The proposed model requires measuring these amounts at the present value of the future expected payments.
     Under the proposed accounting model, lessors will apply one of two approaches to each lease based on whether the lessor retains exposure to significant risks or benefits associated with the underlying asset, as defined. The performance obligation approach will be applied when the lessor has retained exposure to significant risks or benefits associated with the underlying lease, and the de-recognition approach will apply when the lessor does not retain significant risks or benefits associated with the underlying asset.
     Under both the performance obligation and the de-recognition approaches, lessors will recognize an asset for their right to receive lease payments (“Lease Receivable”). The Lease Receivable will be initially measured based on the present value of the lease payments expected to be received over the lease term. The expected lease payments include fixed and contingent rentals, residual value guarantees and lease termination penalties. The recognized lease term will be the longest possible lease term that is more-likely than-not to occur. Subsequently the lessor will measure the lease receivable at amortized cost using the interest method. The lessor will recognize interest income over the lease term and the lease payments will reduce the lease receivable.
     Under the performance obligation approach, the underlying leased asset is considered to remain the lessor’s economic resource, and the lessor is obligated to allow the lessee to use the underlying asset during the term of the lease. The lessor will initially recognize a Lease Receivable and a lease liability (“Performance Obligation”) for its obligation to allow the lessee use the leased asset. The Performance Obligation is initially the same amount as the measurement of the Lease Receivable. Under the performance obligation approach income is recognized as the Performance Obligation is reduced in a systematic and rational manner based on the pattern of usage. No income is recognized at the beginning of a lease under this approach.
     Under the de-recognition approach, some of the economic benefits associated with the leased asset are considered to transfer to the lessee in exchange for an unconditional right to receive lease payments. The lessor will recognize a Lease Receivable and de-recognize the portion of the underlying asset representing the economic benefits that were transferred to the lessee. Any remaining economic benefits not transferred to the lessee, will be recognized by the lessor as a residual asset. Income or loss is recognized at the beginning of the lease under this approach.
     The comment period for this proposal will end in December 2010 and the FASB intends to issue a final standard in 2011. The proposal does not include a proposed effective date, rather it is expected to be considered as part of the evaluation of the effective dates for the major projects currently undertaken by the FASB. At present management is unable to assess the effects the adoption of the new standard will have on our financial statements. Although we believe the presentation of our financial statements, and those of our lessees, will change, we do not believe the accounting pronouncement will change the fundamental economic reasons for which the airlines lease aircraft. As such, we do not believe it will have a material impact on our business.

PART II. OTHER INFORMATION (CONTINUED)
ITEM 6. EXHIBITS
a)	Exhibits

3.1	Restated Articles of Incorporation of the Company (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008, and incorporated herein by reference).

3.2	Amended and Restated By-laws of the Company (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference).

4.1	Indenture, dated as of August 11, 2010, between International Lease Finance Corporation and The Bank of New York Mellon Trust Company, N.A., as paying agent, security registrar and authentication agent and trustee (filed as an exhibit to Form 8-K filed on August 20, 2010, and incorporated herein by reference).

4.2	Registration Rights Agreement, dated August 20, 2010 among International Lease Finance Corporation and Banc of America Securities LLC, Citigroup Global Markets Inc., and J.P. Morgan Securities Inc., as representatives of the initial purchasers (filed as an exhibit to Form 8-K filed on August 20, 2010, and incorporated herein by reference).

4.3	Supplemental Indenture, dated as of August 20, 2010 to the indenture dated August 1, 2006 between International Lease Finance Corporation and Deutsche Bank Trust Company Americas as trustee (filed as an exhibit to Form 8-K filed on August 20, 2010, and incorporated herein by reference).

4.4	Officers’ Certificate dated as of August 20, 2010, establishing the terms of the Unsecured Notes (filed as an exhibit to Form 8-K filed on August 20, 2010, and incorporated herein by reference).

4.5	The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.

10.1	Aircraft Mortgage and Security Agreement and Guaranty, dated as of August 11, 2010, among International Lease Finance Corporation, ILFC Ireland Limited, ILFC (Bermuda) III, Ltd., the additional grantors referred to therein, and Wells Fargo Bank Northwest, National Association. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Senior Vice President and Chief Financial Officer.

32.1	Certification under 18 U.S.C., Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTERNATIONAL LEASE FINANCE CORPORATION

November 8, 2010	/s/ Henri Courpron
HENRI COURPRON
Chief Executive Officer (Principal Executive Officer)

November 8, 2010	/s/ Frederick S. Cromer
FREDERICK S. CROMER
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

November 8, 2010	/s/ Kurt H. Schwarz
KURT H. SCHWARZ
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit No.
3.1	Restated Articles of Incorporation of the Company (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008, and incorporated herein by reference).

3.2	Amended and Restated By-laws of the Company (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference).

4.1	Indenture, dated as of August 11, 2010, between International Lease Finance Corporation and The Bank of New York Mellon Trust Company, N.A., as paying agent, security registrar and authentication agent and trustee (filed as an exhibit to Form 8-K filed on August 20, 2010, and incorporated herein by reference).

4.2	Registration Rights Agreement, dated August 20, 2010 among International Lease Finance Corporation and Banc of America Securities LLC, Citigroup Global Markets Inc., and J.P. Morgan Securities Inc., as representatives of the initial purchasers (filed as an exhibit to Form 8-K filed on August 20, 2010, and incorporated herein by reference).

4.3	Supplemental Indenture, dated as of August 20, 2010 to the indenture dated August 1, 2006 between International Lease Finance Corporation and Deutsche Bank Trust Company Americas as trustee (filed as an exhibit to Form 8-K filed on August 20, 2010, and incorporated herein by reference).

4.4	Officers’ Certificate dated as of August 20, 2010, establishing the terms of the Unsecured Notes (filed as an exhibit to Form 8-K filed on August 20, 2010, and incorporated herein by reference).

4.5	The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.

10.1	Aircraft Mortgage and Security Agreement and Guaranty, dated as of August 11, 2010, among International Lease Finance Corporation, ILFC Ireland Limited, ILFC (Bermuda) III, Ltd., the additional grantors referred to therein, and Wells Fargo Bank Northwest, National Association. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Senior Vice President and Chief Financial Officer.

32.1	Certification under 18 U.S.C., Section 1350.