Form 10-K
period 2010-12-31
INTERNATIONAL LEASE FINANCE CORP
filed 2011-03-09
CIK 714311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________
Commission file number 001-31616

INTERNATIONAL LEASE FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

California	22-3059110
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10250 Constellation Blvd., Suite 3400	90067
Los Angeles, California	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (310) 788-1999

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

6.625% Notes due November 15, 2013	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

As of June 30, 2010 and March 9, 2011, there were 45,267,723 shares of Common Stock, no par value, outstanding, all of which were held by affiliates.

Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

INTERNATIONAL LEASE FINANCE CORPORATION

2010 FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business

General

International Lease Finance Corporation’s (the “Company,” “ILFC,” “management,” “we,” “our,” “us”) primary business operation is to acquire new commercial jet aircraft from aircraft manufacturers and other parties and lease those aircraft to airlines throughout the world. We also provide fleet management services to investors and/or owners of aircraft portfolios for a management fee. In addition to our leasing and fleet management activities, at times we sell aircraft from our leased aircraft fleet to other leasing companies, financial services companies, and airlines. We have also provided asset value guarantees and a limited number of loan guarantees to buyers of aircraft or to financial institutions for a fee.

As of December 31, 2010, we owned 933 jet aircraft, had four additional aircraft in the fleet classified as finance and sales-type leases and provided fleet management services for 97 aircraft. See “Item 2. Properties — Flight Equipment.” At December 31, 2010, we had contracted with the Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”) to purchase 115 new aircraft, all negotiated in U.S. dollars, for delivery through 2019 with an estimated purchase price of $13.5 billion. See “Item 2. Properties — Commitments.” In the first quarter of 2011, we signed a memorandum of understanding to purchase 75 A320neos and 25 A321neos from Airbus, which will replace our previous A380 commitments, and a purchase agreement for 33 737-800 aircraft from Boeing. The estimated aggregate purchase price for the 133 aircraft is approximately $7.5 billion and the aircraft will deliver through 2019.

We maintain a variety of flight equipment to provide a strategic mix and balance so as to meet our customers’ needs and to maximize our opportunities. To minimize the time that our aircraft are not leased to customers, we have concentrated our aircraft purchases on models of new and used aircraft which we believe will have the greatest airline demand and operational longevity.

We typically finance the purchase of aircraft through available cash balances, internally generated funds, including aircraft sales, and debt financings. At times, we engage in financing transactions for specific aircraft. Management accesses the capital markets for funds at times and on terms and conditions considered appropriate.

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

We are an indirect wholly-owned subsidiary of AIG. AIG is a holding company which, through its subsidiaries, is engaged in a broad range of insurance and insurance-related activities in the United States of America (“U.S.”) and abroad. AIG’s primary activities include both general insurance and life insurance and retirement services operations. Another significant activity is financial services. The common stock of AIG is listed on, among others, the New York Stock Exchange. In September 2008, liquidity issues resulted in AIG seeking and receiving governmental support through a credit facility from the Federal Reserve Bank of New York (the “FRBNY Credit Facility”) and Troubled Asset Relief Program (“TARP”) funding from the United States Department of the Treasury (the “Department of the Treasury”). On January 14, 2011, AIG was recapitalized and the FRBNY Credit Facility was repaid and terminated through a series of transactions that resulted in the Department of the Treasury becoming AIG’s majority shareholder with ownership of approximately 92% of AIG’s outstanding common stock. AIG understands that, subject to market conditions, the Department of the Treasury intends to dispose of its ownership interest in AIG over time. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations — Our Relationship with AIG.”

Aircraft Leasing

We lease most of our aircraft under operating leases. The cost of the aircraft is not fully recovered over the term of the initial lease, and we retain the benefit as well as assume the risk of the residual value of the aircraft. In accordance with accounting principles generally accepted in the U.S. (“GAAP”), rental revenues are recognized ratably over the lease term, as they are earned. Our aircraft under operating leases are included as Flight equipment under operating leases on our Consolidated Balance Sheets and are depreciated to an estimated residual value over the estimated useful lives of the aircraft. On occasion we enter into finance and sales-type leases where the full cost of the aircraft is substantially recovered over the term of the lease. The aircraft under finance and sales-type leases are recorded on our Consolidated Balance Sheets in Net investment in finance and sales-type leases. With respect to these leases, we recognize interest revenues over the lease term in a manner that produces a constant rate of return over the life of the lease. At December 31, 2010, we accounted for 933 aircraft as operating leases and four aircraft as finance and sales-type leases.

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

All leases are on a “net” basis with the lessee responsible for all operating expenses, which customarily include fuel, crews, airport and navigation charges, taxes, licenses, registration and insurance. In addition, the lessee is responsible for normal maintenance and repairs, airframe and engine overhauls, and compliance with return conditions of flight equipment on lease. We may, in connection with the lease of a used aircraft, agree to contribute to the cost of certain major overhauls or modifications depending on the condition of the aircraft at delivery. Under the provisions of many leases, for certain airframe and engine overhauls, we reimburse the lessee for costs incurred up to, but not exceeding, related overhaul rentals the lessee has paid to us. We recognize overhaul rentals received as revenue net of estimated overhaul reimbursements in the caption Rental of flight equipment in our Consolidated Statements of Operations. Except as disclosed above, we generally do not contribute to the cost of overhauls when we do not receive overhaul rentals.

The lessee is responsible for compliance with all applicable laws and regulations with respect to the aircraft. We require our lessees to comply with the standards of either the United States Federal Aviation Administration (the “FAA”) or its foreign equivalent. Generally, we require a deposit as security for the lessee’s performance of obligations under the lease and the condition of the aircraft upon return. In addition, the leases contain extensive provisions regarding our remedies and rights in the event of a default by the lessee and specific provisions regarding the condition of the aircraft upon its return. The lessee is required to continue to make lease payments under all circumstances, including periods during which the aircraft is not in operation due to maintenance or grounding.

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

To meet the needs of our customers, a few of our leases are negotiated in Euros. As the Euro to U.S. dollar exchange rate fluctuates, airlines’ interest in entering into Euro denominated lease agreements will change. After we agree to the rental payment currency with an airline, the negotiated currency remains for the term of the lease. We had hedged Euro denominated lease payment cash flows generated by certain leases that were in effect at March 11, 2005, and these hedges expired in February 2010. The economic risk arising from foreign currency denominated leases has, to date, been immaterial to us.

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

During 2010, four of our lessees filed for bankruptcy protection or ceased operations. These customers operated 19 of our aircraft, of which 15 were leased from us and four were subleased from another one of our customers. As of March 4, 2011, 14 of these aircraft had been leased to other airlines, the four aircraft that were subleased remained on lease to the sublessor airline, and one aircraft had been sold. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Aircraft Industry and Sources of Revenue.”

Flight Equipment Marketing and Aircraft Sales

We may sell our leased aircraft at or before the expiration of their leases. The buyers of our aircraft include the aircraft’s lessee and other aircraft operators, financial institutions, private investors and third party lessors. From time to time, we engage in transactions to buy aircraft for resale. In other cases, we assist our customers in acquiring or disposing of aircraft by providing consulting services and procurement of financing from third parties. Any gain on disposition of leased aircraft is included in the caption Flight equipment marketing and gain on aircraft sales in our Consolidated Statements of Operations.

From time to time, we are engaged as an agent for airlines and various financial institutions in the disposition of their surplus aircraft on a fee basis. We generally act as an agent under an exclusive remarketing contract whereby we agree to sell aircraft on a commercially reasonable basis within a fixed time period. These activities generally augment our primary activities and also serve to promote relationships with prospective sellers and buyers of aircraft. We may, from time to time, participate with banks, other financial institutions, leasing companies, and airlines to assist in financing aircraft purchased by others and by providing asset value or loan guarantees collateralized by aircraft on a fee-basis.

We plan to continue to engage in providing marketing services to third parties on a selective basis involving specific situations where these activities will not conflict or compete with, but rather will complement, our leasing and selling activities.

Fleet Management Services

We provide fleet management services to third party operating lessors who are unable or unwilling to perform this service as part of their own operations. We typically provide many of the same services that we perform for our own fleet. Specifically, we provide leasing, re-leasing and sales services on behalf of the lessor for which we charge a fee. The fees for fleet management services are included in Interest and other in our Consolidated Statements of Operations.

Financing/Source of Funds

We purchase new aircraft directly from manufacturers and used aircraft from airlines and other owners. We have generally financed our operations, including aircraft purchases, through available cash balances, internally generated funds, including aircraft sales, and debt financings. In September 2008, we became unable to issue unsecured debt and, in 2009, we borrowed approximately $3.9 billion from AIG Funding Inc., a subsidiary of our parent, to fulfill our liquidity needs in excess of the cash flows generated by our operations. In 2010, we regained access to the debt markets and issued approximately $9.8 billion of secured and unsecured debt. We used a portion of the proceeds to repay the loans from AIG Funding, which allowed us to release approximately $10 billion of excess aircraft collateral previously pledged as security to AIG Funding. The new debt also resulted in extended and varying maturity dates for our debt. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity.”

Customers

Each airline and its revenues are classified within the geographical area that represents the airline’s principal place of business for the years indicated.

At December 31, 2010, 2009 and 2008, we leased aircraft to customers in the following regions:

	Customers by Region
	2010		2009			2008
	Number		Number			Number
	of		of			of
Region	Customers(a)%		Customers(a)%			Customers(a)%

Europe	80	44.5%	82	(b)	46.1%	84	48.3%
Asia and the Pacific	45	25.0	45		25.3	41	23.5
The Middle East and Africa	25	13.9	22	(b)	12.3	19	10.9
U.S. and Canada	17	9.4	18		10.1	17	9.8
Central and South America and Mexico	13	7.2	11		6.2	13	7.5

	180	100%	178		100%	174	100%

(a)	A customer is an airline with its own operating certificate.

(b)	Two customers have been reclassified from the Middle East and Africa to Europe to reflect the new geographical boundaries of the European Union.

Revenues from rentals of flight equipment to foreign airlines were $4.4 billion in 2010, $4.6 billion in 2009, and $4.4 billion in 2008, comprising 93.6%, 92.9%, and 93.0%, respectively, of total revenues from rentals of flight equipment. The following table sets forth the dollar amount and percentage of total revenues from rentals of flight equipment attributable to the indicated geographic areas based on each airline’s principal place of business for the years indicated:

	2010			2009			2008
	Amount		%	Amount		%	Amount		%

Europe	$2,103,058		44.5%	$2,195,516	(a)	44.6%	$2,110,239		45.1%
Asia and the Pacific	1,455,873		30.8	1,503,241		30.5	1,372,454		29.3
The Middle East and Africa	375,496		7.9	412,687	(a)	8.4	414,493		8.9
U.S. and Canada	206,396		4.4	228,126		4.6	254,603		5.4
Central and South America and Mexico	585,679		12.4	588,683		11.9	527,067		11.3

	$4,726,502	(b)	100.0%	$4,928,253	(b)	100.0%	$4,678,856	(b)	100.0%

(a)	Revenues from rentals of flight equipment attributable to two countries have been reclassified from the Middle East and Africa to Europe to reflect the new geographical boundaries of the European Union.

(b)	Revenues from rentals of flight equipment have been reduced by $478.6 million (2010), $347.0 million (2009) and $264.6 million (2008), which was previously recorded as Overhaul provision in expenses. See Note A of Notes to Consolidated Financial Statements.

Lease revenues from the rental of flight equipment have been reduced by payments received by our customers from the aircraft and engine manufacturers.

The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue in any year indicated below based on each airline’s principal place of business for the years indicated:

	2010		2009		2008
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

China	$815,683	17.3%	$879,073	18.3%	$819,371	17.5%
France	516,899	10.9	526,283	10.9	504,370	10.8

No single customer accounted for more than 10% of total revenues in any of the years disclosed.

Competition

The leasing, remarketing and sale of jet aircraft is highly competitive. We face competition from aircraft manufacturers, banks, financial institutions, other leasing companies, aircraft brokers and airlines. Competition for leasing transactions is based on a number of factors including delivery dates, lease rates, terms of lease, other lease provisions, aircraft condition and the availability in the marketplace of the types of aircraft to meet the needs of the customers. We believe we are a strong competitor in all of these areas.

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

Through their regulations, the DOC and the Department of the Treasury (through its Office of Foreign Assets Control) impose restrictions on the operation of U.S. made goods, such as aircraft and engines, in sanctioned countries. In addition, they impose restrictions on the ability of U.S. companies to conduct business with entities in those countries.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which effects comprehensive changes to the regulation of financial services in the United States and will subject AIG to substantial additional federal regulation, was signed into law. The new legislation provides two scenarios under which the Board of Governors of the Federal Reserve System (the “FRB”) could become AIG’s regulator: (i) if AIG is recognized as a “savings and loan holding company” as defined by the Home Owners’ Loan Act (HOLA) and/or (ii) if the newly created risk regulator — the Financial Stability Oversight Council — designates AIG as a company whose material financial distress, or whose nature, scope, size, scale, concentration, interconnectedness or mix of activities, could pose a threat to the financial stability of the United States. If AIG becomes subject, as a savings and loan holding company, to the examination, enforcement and supervisory authority of the FRB, the FRB would have authority to impose capital requirements on AIG and its subsidiaries. We cannot predict how the FRB will exercise potential general supervisory authority over AIG subsidiaries.

Employees

We operate in a capital intensive rather than a labor intensive business. As of December 31, 2010, we had 194 full-time employees, which we considered adequate for our business operations. Management and administrative personnel will expand or contract, as necessary, to meet our future needs. None of our employees is covered by a collective bargaining agreement and we believe that we maintain excellent employee relations. We provide certain employee benefits including retirement, health, life, disability and accident insurance plans, some of which are established and maintained by our parent, AIG.

AIG has received TARP funds and the Office of the Special Master for TARP Executive Compensation (“Special Master”) has imposed limitations on compensation of AIG’s highest paid employees. Our Vice Chairman and President is subject to the imposed limitations and we have three other members of our senior management team who will be subject to the limitations in 2011.

During the year ended December 31, 2010, certain members of our senior management team left ILFC; we have been able to attract well qualified replacements.

Insurance

Our lessees are required to carry those types of insurance that are customary in the air transportation industry, including comprehensive liability insurance and aircraft hull insurance. In general, we are an additional insured party on liability policies carried by the lessees. We obtain certificates of insurance from the lessees’ insurance brokers. All certificates of insurance contain a breach of warranty endorsement so that our interests are not prejudiced by any act or omission of the operator-lessee. Lease agreements generally require hull and liability limits to be listed in U.S. dollars on the certificate of insurance.

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

Aircraft hull policies contain standard clauses covering aircraft engines. The lessee is required to pay all deductibles. Furthermore, the hull war policies contain full war risk endorsements, including, but not limited to, confiscation (where available), seizure, hijacking and similar forms of retention or terrorist acts. The policies include customary exclusions such as physical damage to aircraft hulls caused by dirty bombs, bio-hazardous materials and electromagnetic pulsing.

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

Forward-Looking Statements

This annual report on Form 10-K and other publicly available documents may contain or incorporate statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-K and include statements regarding, among other matters, the state of the airline industry, our access to the capital markets, our ability to restructure leases and repossess aircraft, the structure of our leases, regulatory matters pertaining to compliance with governmental regulations and other factors affecting our financial condition or results of operations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and “should,” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, economic and business conditions, which will, among other things, affect demand for aircraft, availability and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives, and environmental and safety requirements, as well as the factors discussed under “Item 1A. Risk Factors” in this Form 10-K. We do not intend, and undertake no obligation to, update any forward-looking information to reflect actual results or future events or circumstances.

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

Capital Structure Risk

The aircraft leasing business is capital intensive and we have a substantial amount of indebtedness, which requires significant interest and principal payments. As of December 31, 2010, we had approximately $27.6 billion in principal amount of indebtedness outstanding.

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

Liquidity Risk

We will require a significant amount of cash to service our indebtedness and make planned capital expenditures and we may not have adequate capital resources to meet our obligations as they become due. We borrow funds to purchase new and used flight equipment, make progress payments during aircraft construction and pay off maturing debt obligations. In the past, these funds were borrowed principally on an unsecured basis from various sources and included both public debt and bank facilities.

In 2009, we had limited access to our traditional sources of liquidity and we borrowed $3.9 billion from AIG Funding to fulfill our liquidity needs. In 2010, we regained access to debt markets, to which we had limited access throughout 2009. During the year ended December 31, 2010, we borrowed approximately $9.8 billion through secured and unsecured financings, which generated proceeds, net of discounts, aggregating $9.7 billion, to support our liquidity needs in excess of our operating cash flows. We used part of the proceeds received from these debt issuances to prepay in full the principal balance of $3.9 billion, plus accrued interest, of our loans from AIG Funding, originally due in 2013. In the fourth quarter of 2010, we also repaid in full and terminated our $2.0 billion revolving credit facility dated October 14, 2005 and repaid $800 million aggregate principal amount of loans outstanding under our $2.5 billion credit facility dated October 13, 2006. On January 31, 2011, we entered into a new three-year $2.0 billion unsecured revolving credit facility.

Any new issuance of debt by us or our subsidiaries will be subject to the consent of the Department of the Treasury if, after giving effect to the incurrence of the debt and use of proceeds therefrom, we increase our net indebtedness by more than $1 billion compared to the same date in the previous year, or compared to December 8, 2010, if the measurement is made before December 8, 2011. We cannot predict whether the Department of the Treasury would consent to us incurring debt in excess of this amount.

Our bank credit facilities and indentures also limit our ability to incur secured indebtedness. The most restrictive covenant in our bank credit facilities permits us and our subsidiaries to incur secured indebtedness totaling up to 30% of our consolidated net tangible assets, as defined in the credit agreement, minus $2.0 billion, which limit currently totals approximately $10.0 billion. As of March 4, 2011, we were able to incur an additional $4.8 billion of secured indebtedness under this covenant. Our debt indentures also restrict us and our subsidiaries from incurring secured indebtedness in excess of 12.5% of our consolidated net tangible assets, as defined in the indentures. However, we may obtain secured financing without regard to the 12.5% consolidated net tangible asset limit under our indentures by doing so through subsidiaries that qualify as non-restricted under our debt indentures.

In addition to addressing our liquidity needs through debt financings, we also pursue potential aircraft sales in connection with our ongoing fleet strategy. During the year ended December 31, 2010, we sold 59 aircraft for approximately $2.0 billion in gross proceeds. Since December 31, 2010, we have sold an additional four aircraft for additional proceeds of $127.1 million. In evaluating potential sales, we balance the need for funds with the long-term value of holding aircraft and long-term prospects for us. Significant uncertainties exist as to the aircraft comprising any actual sale portfolio, the sale price of any such portfolio, and whether we could reach an agreement with terms acceptable to all parties. Furthermore, we would need approval from the Department of the Treasury if we entered into sales transactions with aggregate consideration exceeding $2.5 billion during any twelve-month period. Therefore, we cannot predict whether any additional sales of aircraft will occur.

Because the current market for aircraft is depressed due to the economic downturn and limited availability of buyer financing, sales of aircraft would likely result in a realized loss. Based on the range of potential aircraft portfolio sales currently being explored, the potential for impairment or realized loss could be material to our results of operations for an individual period. The amount of potential loss would be dependent upon the specific aircraft sold, the sale price, the sale date and any other sale contingencies.

We may, or may not, continue to have access to the secured or unsecured debt markets in the future or be able to sell additional aircraft. We believe that our cash on hand, including cash generated from the above-mentioned financing arrangements, and cash flows generated from operations, which include aircraft sales, are sufficient for us to operate our business and repay our maturing debt obligations for the next twelve months. If we are unable to generate or raise sufficient cash, we may be unable to meet our debt obligations as they become due. Further, we may not be able to meet our aircraft purchase commitments as they become due, which could expose us to breach of contract claims by our lessees and manufacturers.

Borrowing Risks

Credit Ratings Downgrade Risk — Our ability to access debt markets and other financing sources is, in part, dependent on our credit ratings. In addition to affecting the availability of financing, credit ratings also directly affect our cost of financing. Since September 2008, we have experienced multiple downgrades in our credit ratings by the three major nationally recognized statistical rating organizations. Our credit rating downgrades, combined with externally generated volatility, limited our ability to access debt markets and resulted in higher funding costs. Although we began to regain access to the debt markets in 2010, further ratings downgrades could increase our borrowing costs and limit our access to the debt markets.

Additionally, our current long-term debt ratings impose the following restrictions under our 2004 ECA facility: (i) we must segregate all security deposits, overhaul rentals and rental payments related to the aircraft financed under our 2004 ECA facility into separate accounts controlled by the security trustee (segregated rental payments are used to make scheduled principal and interest payments on the outstanding debt) and (ii) we must file individual mortgages on the aircraft funded under the 2004 ECA facility in the local jurisdictions in which the respective aircraft are registered. At December 31, 2010, the same restrictions applied to our 1999 ECA facility, but subsequent to December 31, 2010, we repaid in full all of the loans that were outstanding under the 1999 ECA facility. At March 4, 2011, there are no amounts outstanding under the 1999 ECA facility. At December 31, 2010, we had segregated security deposits, overhaul rentals and rental payments aggregating approximately $393.7 million related to aircraft funded under the 1999 and 2004 ECA facilities, of which $12.5 million was returned to us subsequent to December 31, 2010, after we repaid in full all of the loans that were outstanding under the 1999 ECA facility.

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

Our cost of borrowing for new financings has increased due to our long-term debt ratings. The interest rates that we obtain on our debt financing are a result of several components, including credit spreads, swap spreads, duration and new issue premiums. These are all in addition to the underlying Treasury or LIBOR rates, as applicable. Volatility in our perceived risk of default, our parent’s risk of default or in a market sector’s risk of default all have an impact on our cost of funds. In the fourth quarter of 2010, using available cash on hand, we (i)  repaid in full $2.0 billion in principal amount outstanding plus accrued interest under our $2.0 billion credit agreement dated October 14, 2005, and (ii)  repaid $800 million aggregate principal amount of loans outstanding under our $2.5 billion credit agreement dated October 13, 2006, in connection with other amendments to that credit agreement. These obligations had interest rates of 0.91% and 3.25%, respectively, at the time of their respective repayment. Subsequent to repayment of these obligations, as well as repayments of other scheduled maturities, our composite interest rate increased from 5.17% at September 30, 2010, to 5.66% at December 31, 2010. We expect our composite interest rate to increase further as our lower cost financings mature. A 1% increase in our composite interest rate at December 31, 2010, would have increased our interest expense by approximately $280 million annually, which would put downward pressure on our operating margins.

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

Relationship with AIG

AIG as Our Parent Company — We are an indirect wholly-owned subsidiary of AIG. Although neither AIG nor any of its subsidiaries is a co-obligor or guarantor of our debt securities, circumstances affecting AIG have an impact on us; and we can give no assurance how further changes in circumstances related to AIG may impact us.

AIG Master Transaction Agreement with the Department of the Treasury — Although we are not a party to the Master Transaction Agreement that AIG entered into on December 8, 2010, with the Department of the Treasury (the “Master Transaction Agreement”), we are a Designated Entity under the agreement, and we and our subsidiaries are restricted from taking certain significant actions without obtaining prior written consent from the Department of the Treasury under the agreement, including:

•	amending or waiving any provisions of our articles of incorporation, bylaws, or similar organizational document in a manner that would adversely affect, in any material respect, the rights of our equity interests;

•	authorizing or issuing any equity interests, unless to AIG, or a wholly-owned subsidiary of AIG;

•	selling or disposing of assets for total consideration greater than or equal to $2.5 billion in any twelve-month period;

•	acquiring assets after December 8, 2010, other than pursuant to existing purchase commitments at such date, with aggregate scheduled payments under the purchase contracts for such assets greater than or equal to $2.5 billion in any twelve-month period;

•	engaging in any public offering or other sale or transfer of our equity interests;

•	voluntarily liquidating, filing for bankruptcy, or taking any other legal action evidencing insolvency; and

•	increasing our net indebtedness by more than $1 billion compared to the same date in the previous year, or compared to December 8, 2010, if the measurement is made before December 8, 2011.

Additionally, under the Master Transaction Agreement, if AIG has not repaid certain loans to the Department of Treasury by May 1, 2013, the Department of the Treasury may direct AIG to sell certain assets, including shares of ILFC.

AIG as Our Counterparty of Derivatives — AIGFP, a wholly-owned subsidiary of AIG with an explicit guarantee from AIG, is the counterparty of all our interest rate swaps and foreign currency swaps. If our counterparty is unable to meet its obligations under the derivative contracts, it would have a material impact on our financial results and cash flows.

Key Personnel Risk

Our senior management’s reputation and relationships with lessees and sellers of aircraft are an important element of our business. The American Recovery and Reinvestment Act of 2009 (the “Act”) imposed restrictions on bonus and other incentive compensation payable to certain AIG employees. Our President and Vice Chairman has been subject to the compensation limitations imposed by the Act since 2009 and three other members of our senior management team will become subject to the limitations in 2011. The restrictions and limitations on compensation imposed on us may adversely affect our ability to attract new talent and retain and motivate our existing impacted employees. If we are unable to retain our key employees due to the compensation restrictions or for any other reason, and we fail to attract new talent, it could negatively impact our ability to conduct business.

Overall Airline Industry Risk

We operate as a supplier and financier to airlines. The risks affecting our airline customers are generally out of our control and impact our customers to varying degrees. As a result, we are indirectly impacted by all the risks facing airlines today. Our ability to succeed is dependent upon the financial strength of our customers. Their ability to compete effectively in the market place and manage these risks has a direct impact on us. These risks include:

• demand for air travel	• geopolitical events

• competition between carriers	• security, terrorism and war

• fuel prices and availability	• worldwide health concerns

• labor costs and stoppages	• equity and borrowing capacity

• maintenance costs	• environmental concerns

• employee labor contracts	• government regulation

• air traffic control infrastructure constraints	• interest rates

• airport access	• overcapacity

• insurance costs and coverage	• natural disasters

• heavy reliance on automated systems

To the extent that our customers are affected by these risk factors, we may experience:

•	lower demand for the aircraft in our fleet and, generally, reduced market lease rates and lease margins;

•	a higher incidence of lessee defaults, lease restructurings and repossessions affecting net income due to maintenance obligations under aircraft liens and tariffs, consulting and legal costs associated with the repossessions, as well as lost revenue for the time the aircraft are off lease and possibly lower lease rates from the new lessees;

•	a higher incidence of situations where we engage in restructuring lease rates for our troubled customers which reduces overall lease revenue;

•	an inability to immediately place new and used aircraft on commercially acceptable terms when they become available through our purchase commitments and regular lease terminations, resulting in lower lease margins due to aircraft not earning revenue and resulting in payments for storage, insurance and maintenance; and

•	a loss if our aircraft is damaged or destroyed by an event specifically excluded from the insurance policy such as dirty bombs, bio-hazardous materials and electromagnetic pulsing.

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

Airframe, Engine and Other Manufacturer Risks

The supply of jet transport aircraft, which we purchase and lease, is dominated by two airframe manufacturers, Boeing and Airbus, and a limited number of engine manufacturers. As a result, we are dependent on the manufacturers’ success in remaining financially stable, producing aircraft and related components, that meet the airlines’ demands, in both type and quantity, and fulfilling their contractual obligations to us. Should the manufacturers fail to respond appropriately to changes in the market environment or fail to fulfill their contractual obligations, we may experience:

•	missed or late delivery of aircraft ordered by us and an inability to meet our contractual obligations to our customers, resulting in lost or delayed revenues, lower growth rates and strained customer relationships;

•	an inability to acquire aircraft and related components on terms which will allow us to lease those aircraft to customers at a profit, resulting in lower growth rates or a contraction in our fleet;

•	a marketplace with too many aircraft available, creating downward pressure on demand for the aircraft in our fleet and reduced market lease rates; and

•	poor customer support from the manufacturers of aircraft and components resulting in reduced demand for a particular manufacturer’s product, creating downward pressure on demand for those aircraft in our fleet and reduced market lease rates for those aircraft.

For example, we have ordered 74 787 aircraft from Boeing with the first aircraft currently scheduled to deliver in July 2012. The contracted delivery dates were originally scheduled from January 2010 through 2017, but Boeing has experienced delays in the production of the 787s. We have signed contracts with customers for 37 of the 74 787s on order. The leases we have signed with our customers and our purchase agreements with Boeing are both subject to cancellation clauses related to delays in delivery dates, though as of December 31, 2010, there have been no cancellations by any party related to the delays. We are in discussions with Boeing related to revisions to the delivery schedule and potential delay compensation for which we may be eligible.

Aircraft Related Risks

Residual Value — We bear the risk of re-leasing or selling the aircraft in our fleet that are subject to operating leases at the end of their lease terms. Operating leases bear a greater risk of realizations of residual values, because only a portion of the equipment’s value is covered by contractual cash flows at lease inception. In addition to factors linked to the aviation industry in general, other factors that may affect the value and lease rates of our aircraft include (i)  maintenance and operating history of the airframe and engines; (ii) the number of operators using the particular type of aircraft; and (iii) aircraft age. If both demand for aircraft and market lease rates decrease and the conditions continue for an extended period, they could affect the market value of aircraft in our fleet and may result in impairment charges. During the twelve months ended December 31, 2010, we took impairment charges aggregating approximately $948.7 million related to our fleet held for use and additional impairment charges and fair value adjustments aggregating $550.0 million related to aircraft we sold, held for sale, had agreed to sell or designated for part-out. See Notes D of Notes to Consolidated Financial Statements. Further, deterioration of aircraft values may create losses related to our aircraft asset value guarantees.

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

In 2010 we recorded impairment charges on certain aircraft types due to unfavorable trends affecting the airline industry in general and specific models of aircraft, including the potential for lower demand for certain aircraft models as a result of the announcement from Airbus of new, efficient engine options for its future narrow body aircraft. See Note D of Notes to Consolidated Financial Statements.

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

Accounting Pronouncements — In August 2010 the Financial Accounting Standards Board (“FASB”) issued an Exposure Draft that proposes substantial changes to existing lease accounting that will affect all lease arrangements. The FASB’s proposal requires that all leases be recorded on the statement of financial position of both lessees and lessors.

Under the proposed accounting model, lessees will be required to record an asset representing the right-to-use the leased item for the lease term (“Right-of-Use Asset”) and a liability to make lease payments. The Right-of-Use asset and liability incorporate the rights, including renewal options, and obligations, including contingent payments and termination payments, arising under the lease and are based on the lessee’s assessment of expected payments to be made over the lease term. The proposed model requires measuring these amounts at the present value of the future expected payments.

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

The comment period for this proposal ended in December 2010 and the FASB intends to issue a final standard in 2011. The proposal does not include a proposed effective date; rather it is expected to be considered as part of the evaluation of the effective dates for the major projects currently undertaken by the FASB. The FASB continues to deliberate on the proposed accounting as presented in the Exposure Draft. In subsequent meetings in January and February 2011, the FASB discussed and agreed to make substantial revisions to the proposed accounting in the Exposure Draft. These affect both lessees and lessors. As a result, currently management is unable to assess the effects the adoption of the new finalized lease standard will have on our financial statements. Although we believe the presentation of our financial statements, and those of our lessees, could change, we do not believe the accounting pronouncement will change the fundamental economic reasons for which the airlines lease aircraft. Therefore, we do not believe it will have a material impact on our business.

Tax Related Risk — We operate in multiple jurisdictions and may become subject to a wide range of income and other taxes. If we are unable to execute our business in jurisdictions with preferential tax treatment, we may be subject to significant income and other taxes on operations.

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

At December 31, 2010, the average age of aircraft in our fleet was 8.5 years.

The following table shows the scheduled lease terminations (for the minimum noncancelable period which does not include contracted unexercised lease extension options) by aircraft type for our operating lease portfolio at December 31, 2010:

Aircraft Type	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Total

737-300/400/500	7	10	14	12	8	1						52
737-600/700/800	15	37	29	22	24	30	19	6	3			185
757-200	5	15	11	16	9	4						60
767-200		1	1	1								3
767-300	2	7	13	11	11	3	3					50
777-200		10	9	7		2	4	5				37
777-300		1	3	3			8	9	7		1	32
747-400	3	7	2	3	1							16
MD-11			3	3								6
A300-600R/F				2	2		1	1				6
A310	1		2									3
A319	1	10	17	20	19	19	17	6	8	1	2	120
A320	9	20	21	24	25	42	8	5	5	4		163
A321	4	4	5	27	7	24	7	1	3	1		83
A330-200		10	10	11	8	6	9	4		2	1	61
A330-300		3	4	2	10	5	4					28
A340-300	2	2	4	3	2	2						15
A340-600			1	1	4	2	2	2	1			13

Total	49	137	149	168	130	140	82	39	27	8	4	933

As of March 4, 2011, leases covering 21 of the 49 aircraft with lease expiration dates in 2011 had been extended or leased to other customers, and one aircraft is more likely than not to be sold during 2011.

Commitments

At December 31, 2010, we had committed to purchase the following new aircraft at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $13.5 billion for delivery as shown below. The recorded basis of aircraft may be adjusted upon delivery to reflect credits given by the manufacturers in connection with the leasing of aircraft.

Aircraft Type	2011	2012	2013	2014	2015	2016	2017	2018	2019	Total

737-700/800(a)	5	5								10
787-8/9(a)(b)		4	10	7	3	5	12	17	16	74
A320-200(a)	1									1
A350XWB-800/900(a)				2	4	8	6			20
A380-800(c)				5	3	2				10

Total	6	9	10	14	10	15	18	17	16	115

(a)	We have the right to designate the size of the aircraft within the specific model type at specific dates prior to contractual delivery.

(b)	Pending official notice from Boeing related to firm delivery dates, we anticipate the first delivery to be delayed to the first quarter of 2013.

(c)	As of March 2011, we are no longer required to take delivery of the A380s on order.

We anticipate that a portion of the aggregate purchase price will be funded by incurring additional debt. The exact amount of the indebtedness to be incurred will depend, in part, upon the actual purchase price of the aircraft, which can vary due to a number of factors, including inflation.

The new aircraft listed above are being purchased pursuant to purchase agreements with each of Boeing and Airbus. These agreements establish the pricing formulas (which include certain price adjustments based upon inflation and other factors) and various other terms with respect to the purchase of aircraft. Under certain circumstances, we have the right to alter the mix of aircraft type ultimately acquired. As of December 31, 2010, we had made non-refundable deposits (exclusive of capitalized interest) with respect to the aircraft which we have committed to purchase of approximately $118.6 million with Boeing and $23.1 million with Airbus. In the first quarter of 2011, we signed a memorandum of understanding to purchase 75 A320neos and 25 A321neos from Airbus, which will replace our previous A380 commitments, and a purchase agreement for 33 737-800 aircraft from Boeing. The estimated aggregate purchase price for the 133 aircraft is approximately $7.5 billion and the aircraft will deliver through 2019.

As of March 4, 2011, we had entered into contracts for the lease of new aircraft scheduled to be delivered through 2019 as follows:

	Number of	Number
Delivery Year	Aircraft(a)	Leased	% Leased

2011	6	6	100%
2012	9	8	89
2013	10	10	100
2014	14	9	64
2015	10	7	70
Thereafter	66	9	14

(a)	Excludes new orders

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

Facilities

Our principal offices are located at 10250 Constellation Blvd., Suite 3400, Los Angeles, California 90067. We occupy space under a lease which expires in 2015. As of December 31, 2010, we occupied approximately 127,000 square feet of office space. Starting in March 2009, we leased an additional 22,000 square feet, which is subleased to third parties.

Item 3.	Legal Proceedings

Flash Airlines, Yemen Airways-Yemenia and Airblue Limited:  We are named in lawsuits in connection with the 2004 crash of our Boeing 737-300 aircraft on lease to Flash Airlines, an Egyptian carrier; the 2009 crash of our Airbus A310-300 aircraft on lease to Yemen Airways-Yemenia, a Yemeni carrier; and the 2010 crash of our Airbus A320-200 aircraft on lease to Airblue Limited, a Pakistani carrier. These lawsuits were filed by the families of victims on the flights and seek unspecified damages for wrongful death, costs, and fees. The Flash Airlines litigation originally commenced in May 2004 in California, but all U.S. proceedings were dismissed in favor of proceedings in France where claims are pending before the Tribunal de Grande Instance civil courts in Bobigny and Paris. As of March 4, 2011, the parties are engaged in settlement negotiations. We believe that we have substantial defenses to this action and available liability insurance is adequate to cover our defense costs and any potential liability. The Yemen Airways litigation was filed in January 2011 in California Superior Court in Los Angeles County. We have been served with the complaint and the litigation is in its incipient stages. While plaintiffs have not specified any amount of damages, we believe that we are adequately covered by available liability insurance and that we have substantial defenses to this action. The Airblue Limited litigation commenced in Cook County, Illinois in September 2010. The case was removed to the U.S. district court for the Northern District of Illinois and plaintiffs voluntarily dismissed their claims without prejudice. We do not believe that the outcome of any of these lawsuits will have a material effect on our consolidated financial condition, results of operations or cash flows.

Estate of Volare Airlines:  In November 2004, Volare, an Italian airline, filed for bankruptcy in Italy. Prior to Volare’s bankruptcy, we leased to Volare, through wholly-owned subsidiaries, two A320-200 aircraft and four A330-200 aircraft. In addition, we managed the lease to Volare by an entity that is a related party to us of one A330-200 aircraft. In October 2009, the Volare bankruptcy receiver filed a claim in an Italian court in the amount of €29.6 million against us and our related party for the return to the Volare estate of all payments made by it to us and our related party in the year prior to Volare’s bankruptcy filing. We are currently engaged in settlement negotiations and at December 31, 2010, we had accrued the proposed settlement amount in our consolidated financial statements. We do not expect any settlement payment to be material to our consolidated financial position, results of operations or cash flows.

Krasnoyarsk Airlines:  We leased a 757-200ER aircraft to a Russian airline, KrasAir, which became the subject of a Russian bankruptcy-like proceeding. The aircraft was detained by the Russian customs authorities on the basis of certain alleged violations of the Russian customs code by KrasAir. While we prevailed in court proceedings, Russian custom authorities would not provide relevant documents to permit the aircraft to be removed from Russia. Therefore, we took possession of the engines only, and recorded impairment charges in the amount of $20.8 million for the year ended December 31, 2010, to reduce the value of the aircraft to the fair value of the engines. We do not intend to pursue the return of this aircraft further.

We are also a party to various claims and litigation matters arising in the ordinary course of our business. We do not believe the outcome of any of these matters will be material to our consolidated financial position, results of operations or cash flows.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are an indirect wholly-owned subsidiary of AIG and our common stock is not listed on any national exchange or traded in any established market. We did not pay any dividends on our common stock in 2010 or 2009. Under the most restrictive provision of our debt agreements, we may declare and pay dividends of up to $1.9 billion of our consolidated retained earnings. Under certain of our debt agreements, we are currently restricted from using proceeds from asset sales to pay dividends to AIG but may use other funds to pay such dividends.

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

	Years Ended December 31,
	2010	2009		2008		2007		2006
	(Dollar amounts in thousands)

Operating Data:
Rentals of flight equipment(a)	$4,726,502	$4,928,253		$4,678,856		$4,297,477		$3,735,767
Flight equipment marketing and gain on aircraft sales	10,637	15,536		46,838		30,613		71,445
Interest and other income	61,741	58,209		98,260		111,599		86,304
Total revenues(a)	4,798,880	5,001,998		4,823,954		4,439,689		3,893,516
Aircraft impairment charges and fair value adjustments	1,498,713	87,668		—		—		—
Other expenses	3,892,035	3,518,163		3,729,233		3,524,804		3,177,409
Total expenses(a)	5,390,748	3,605,831		3,729,233		3,524,804		3,177,409
(Loss) income before income taxes	(591,868)	1,396,167		1,094,721		914,885		716,107
Net (loss) income	(383,758)	895,629		703,125		604,366		499,267
Ratio of Earnings to Fixed Charges and Preferred Stock Dividends(b):	— (b)	2.00	x	1.66	x	1.52	x	1.43	x
Balance Sheet Data:
Flight equipment under operating leases (net of accumulated depreciation)	$38,526,165	$43,929,801		$43,220,139		$41,797,660		38,475,949
Net investment in finance and sales-type leases	67,620	261,081		301,759		307,083		283,386
Total assets	43,318,846	45,967,042		47,315,514		44,830,590		42,035,528
Total secured debt(c)	9,556,634	7,067,446		2,436,296		3,625,274		3,818,688
Total unsecured debt(d)	17,997,466	22,644,293		30,040,372		26,826,005		25,041,554
Shareholders’ equity	8,232,004	8,550,176		7,625,213		7,028,779		6,574,998
Other Data:
Aircraft lease portfolio at period end(e):
Owned	933	993		955		900		824
Subject to finance and sales-type leases	4	11		9		9		10
Aircraft sold or remarketed during the period	59	9		11		9		21

(a)	Presented net of estimated reimbursements of overhaul rentals in the amounts of $478.6 million (2010), $347.0 million (2009), $264.6 million (2008), $290.1 million (2007) and $249.2 million (2006). Prior period amounts previously recorded as Provision for overhauls were reclassified as a reduction of Rentals of flight equipment to conform to current period presentation.

(b)	See Exhibit 12. In the twelve months ended December 31, 2010, earnings were insufficient to cover fixed charges by $598.4 million due to non-cash aircraft impairment charges and fair value adjustments aggregating $1.5 billion and lease related charges aggregating $91.2 million.

(c)	Includes subordinated debt and loans from AIG Funding when applicable. We repaid the loan to AIG Funding in 2010.

(d)	Does not include foreign currency adjustment related to foreign currency denominated debt swapped into US dollars.

(e)	See “Item 2. Properties — Flight Equipment.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ILFC’s primary business operation is to acquire new commercial jet aircraft from aircraft manufacturers and other parties and lease those aircraft to airlines throughout the world.

We generate the majority of our revenues from leasing new and used commercial jet aircraft to foreign and domestic airlines. We also generate revenues from: (i) remarketing commercial jet aircraft for our own account when we sell our leased aircraft at or before the expiration of their leases; (ii) providing fleet management services to leasing, re-leasing and sales services on behalf of the owner of aircraft; and (iii) fees received in exchange for providing asset value guarantees on aircraft and, in limited circumstances, loan guarantees to buyers of aircraft or to financial institutions.

Starting in the third quarter of 2008, worldwide economic conditions began to deteriorate significantly. The decline in economic conditions resulted in highly volatile markets, a steep decline in equity markets, less liquidity, the widening of credit spreads and several prominent financial institutions seeking governmental aid. As a result of the general economic conditions and circumstances specific to AIG, our long-term debt ratings dropped and we became unable to access the debt capital markets and relied primarily on loans from AIG Funding. In 2010, we saw significant improvements in these conditions and regained access to the debt markets, as further discussed under “Debt Financings” below.

In 2011, we intend to focus on the following items, with the primary objective of improving our credit rating:

•	transitioning our focus from liquidity to long-term capital strategy as we further strengthen our already diversified financing profile and re-establish backup sources of liquidity;

•	implementing a long-term portfolio strategy which may include the acquisition of new aircraft to support airlines’ comprehensive fleet solutions while selling some of our existing aircraft from time to time; and

•	focusing on our customers through increased interaction, including the opening of regional offices, to further enhance our marketing performance.

Operating Results

We reported a net loss of approximately $383.8 million for the year ended December 31, 2010, compared to net income of approximately $895.6 million for the year ended December 31, 2009. The loss reported for the year ended December 31, 2010 was primarily due to the following: (i)  impairment charges and fair value adjustments and other lease related charges on aircraft we sold or agreed to sell during 2010 to generate liquidity to repay maturing debt obligations or as part of our ongoing fleet strategy; (ii) impairment charges related to our fleet held for use; and (iii) an increase in our cost of borrowing.

Impairment charges and fair value adjustments of aircraft sold, agreed to be sold, held for sale or designated for part-out:  Due to unfavorable market conditions in 2010, we recorded impairment charges and fair value adjustments aggregating approximately $550.0 million and lease related charges aggregating approximately $91.2 million related to aircraft agreed to be sold, held for sale or designated for part-out for the year ended December 31, 2010. We recorded impairment charges and fair value adjustments for the following events in 2010: (i) we reclassified 60 aircraft that we intended to sell, primarily to generate liquidity, from Flight equipment under operating leases into Flight equipment held for sale and completed the sale of 51 of those aircraft during 2010; (ii) we identified another 15 aircraft as likely to be sold as part of our ongoing fleet strategy, and completed the sale of eight of those aircraft during 2010, two of which were accounted for as sales-type leases; and (iii) we designated two aircraft for part-out.

At December 31, 2010, we had nine aircraft classified as Flight equipment held for sale and expect to complete most of the sales during the first quarter of 2011. As of March 4, 2011, we had completed the sale of four of the remaining nine aircraft. The 60 aircraft transferred from our fleet held for use to Flight equipment held for sale during the year ended December 31, 2010, generated aggregate quarterly lease revenue of approximately $75 million and the quarterly depreciation aggregated approximately $27 million.

Impairment of our fleet held for use:  For the year ended December 31, 2010, we recorded impairment charges aggregating approximately $948.7 million related to 78 aircraft, as part of our ongoing recoverability assessments. The impairment charges primarily resulted from changes in management’s outlook related to the future recovery of the airline industry due to a decrease in future estimated demand for certain aircraft types, expected increased volatility in fuel costs and changes in other macroeconomic conditions, which, when aggregated, resulted in lower future estimated lease rates. See Our Fleet and Aircraft Industry and Sources of Revenue below for a more detailed discussion.

During the years ended December 31, 2010 and 2009, we recorded the following impairment charges and fair value adjustments. We did not record any impairment charges or fair value adjustments for the year ended December 31, 2008.

	December 31,
	2010		2009
		Impairment		Impairment
		Charges and		Charges and
	Aircraft	Fair Value	Aircraft	Fair Value
	Impaired	Adjustments	Impaired	Adjustments
		(Dollars in millions)

Impairment charges and fair value adjustments on Flight equipment held for sale or aircraft designated for part-out	62	$(394.9)	2	$(10.6)
Impairment charges and fair value adjustments of aircraft likely to be sold or sold	15	(155.1)	5	(24.1)

Aircraft Impairment charges and fair value adjustments on flight equipment sold or to be disposed of	77	(550.0)	7	(34.7)
Impairment charges on aircraft held for use due to Airbus announcement of its neo aircraft	61	(557.4)	0	0
Impairment charges on aircraft held for use due to recurring assessments	17	(391.3)	3	(52.9)

Aircraft Impairment charges on flight equipment held for use	78	(948.7)	3	(52.9)

Total Impairment charges and fair value adjustments on flight equipment	155	$(1,498.7)	10	$(87.6)

Cost of borrowing:  Our cost of borrowing is increasing as we pay down or refinance our existing debt with new financing arrangements, reflecting higher interest rates caused by our lower long-term debt ratings. Our average composite interest rate for the year ended December 31, 2010, increased by 0.6% as compared to the year ended December 31, 2009. Our average debt outstanding decreased by approximately $2.4 billion for the year ended December 31, 2010, as compared to the year ended December 31, 2009. We expect our future composite interest rate to increase further as our lower cost financings mature.

Our Fleet

As of December 31, 2010, we owned 933 aircraft, had four additional aircraft in the fleet classified as finance and sales-type leases, and provided fleet management services for 97 aircraft. We have contracted with Airbus and Boeing to buy 115 new aircraft for delivery through 2019 with an estimated purchase price of $13.5 billion, six of which are scheduled to deliver during 2011. We did not enter into any new purchase agreements with manufacturers during 2010.

In the first quarter of 2011, we signed a memorandum of understanding to purchase 75 A320neos and 25 A321neos from Airbus, which will replace our previous A380 commitments, and a purchase agreement for 33 737-800 aircraft from Boeing. The estimated aggregate purchase price for the 133 aircraft is approximately $7.5 billion and the aircraft will deliver through 2019.

During the year ended December 31, 2010, we had the following activity related to Flight equipment under operating leases:

Number of
Aircraft

Flight equipment under operating leases at December 31, 2009	993
Aircraft reclassified from Net investment in finance and sales-type leases	7
Aircraft purchases	5
Aircraft sold(a)	(8)
Aircraft transferred to Flight equipment held for sale(b)	(60)
Aircraft designated for part-out	(2)
Total loss	(2)

Flight equipment under operating leases at December 31, 2010	933

 (a) Includes two aircraft that were converted to sales-type leases.

 (b) As of December 30, 2010, 51 of these aircraft were sold to third parties.

During 2010, four of our lessees filed for bankruptcy protection or ceased operations: (i)  Skyservice Airlines Inc., operating one of our owned aircraft, ceased operations on March 31, 2010; (ii)  Mexicana de Aviación, operating 12 of our owned aircraft, of which eight were leased from us and four were subleased from another one of our customers, filed for bankruptcy protection on August 2, 2010; (iii) Viking Airlines AB, operating one of our owned aircraft, ceased operations on October 15, 2010; and (iv) Eurocypria Airlines Limited, operating five of our owned aircraft, ceased operations on November 4, 2010. As of March 4, 2011, we had sold one of these aircraft and all the remaining aircraft previously leased directly from us had been leased to other airlines, while the four aircraft that were subleased remained on lease with the sublessor airline. All aircraft in our fleet were subject to lease agreements or letters of intent at December 31, 2010.

We typically contract to re-lease aircraft before the end of the existing lease term and for aircraft returned before the end of the lease term, we have generally been able to re-lease aircraft within two to six months of their return. In monitoring the aircraft in our fleet for impairment charges we consider facts and circumstances, including potential sales, which would require us to modify our assumptions used in our recoverability assessments and prepare revised recoverability assessments as necessary. Further, we identify those aircraft that are most susceptible to failing the recoverability assessment and monitor those aircraft more closely, which may result in more frequent recoverability assessments. The recoverability of these aircraft is more sensitive to changes in contractual cash flows, future cash flow estimates, and residual values. These aircraft are typically older aircraft that are less in demand and have lower lease rates. As of December 31, 2010, we identified 63 aircraft that were most susceptible to failing the recoverability assessment. Of the 63 aircraft identified, two aircraft did not pass the full undiscounted recoverability assessment and a corresponding impairment was recognized for the year ended December 31, 2010. The remaining 61 aircraft passed the recoverability assessment with undiscounted cash flows exceeding the carrying value of aircraft from 0.2% to 197% which represents a 22% aggregate excess above the aggregate net carrying value of those aircraft. These 61 aircraft had an aggregate net carrying value of approximately $3.4 billion at December 31, 2010. Management believes that the carrying values at December 31, 2010, of these, as well as all our other aircraft, are supported by the estimated future undiscounted cash flows expected to be generated by each aircraft.

As of December 31, 2010, ILFC had 13 passenger configured 747-400’s and 11 A321-100’s in its fleet. Management’s estimate of the future lease rates for these aircraft types declined significantly in the third quarter of 2010. The decline in expected lease rates for the 747-400’s was due to a number of unfavorable trends, including lower overall demand, as airlines replace their 747-400’s with more efficient newer generation wide-body aircraft. As a result, the current global supply of 747-400 aircraft that are for sale, or idle, has increased. It is expected that these unfavorable trends will persist. The decline in A321-100 lease rates is primarily due to continued and accelerated decrease in demand for this aircraft type, which is attributable to its age and limited mission application. As a result of the decline in expected future lease rates, seven 747-400’s, five A321-100’s, and five other aircraft, including the two discussed above, in our fleet held for use were deemed impaired when we performed our recoverability assessments of the entire fleet we held for use during 2010. As a result, we recorded impairment charges aggregating $391.3 million to write these aircraft down to their respective fair values. The estimated undiscounted cash flows on the remaining six 747-400’s and six A321-100’s support the current carrying value of these aircraft. See Note D of Notes to Consolidated Financial Statements.

On December 1, 2010, Airbus announced new fuel efficient engine options for its narrow body neo aircraft with expected deliveries starting in 2016. At December 31, 2010, we had identified 78 narrow body aircraft with first generation engines in our fleet that may be negatively impacted by the introduction of the neo and, as part of our on-going fleet assessment, we performed a recoverability analysis on those aircraft, using revised cash flow assumptions. Based on this recoverability analysis, 61 of these 78 aircraft were deemed impaired and we recorded impairment charges of approximately $557.4 million for the three months ended December 31, 2010.

For the year ended December 31, 2010, as discussed in detail above, we recorded aggregate impairment charges of approximately $948.7 million related to 78 aircraft in our fleet held for use. The impairment charges reflect management’s outlook related to the future recovery of the airline industry, a decrease in demand for certain aircraft types, expected increased volatility in fuel costs and changes in other macroeconomic factors which, when aggregated, resulted in lower future estimated lease rates on certain aircraft. We also recorded impairment charges and fair value adjustments aggregating $550.0 million related to aircraft sold, likely to be sold or reclassified as Flight equipment held for sale for the year ended December 31, 2010, as discussed above under Operating Results.

There are lags between changes in market conditions and their impact on our results, as contracts not yet reflecting current lease rates remain in effect. Therefore, the current market conditions and any potential effect they may have on our results may not yet be fully reflected in our current results. Management monitors all lessees that are behind in lease payments and discusses relevant operational and financial issues faced by the lessees with our marketing executives in order to determine the amount of rental income to recognize for past due amounts. Our customers make lease payments in advance and we generally recognize rental income only to the extent we have received payments or hold security deposits. At December 31, 2010, eight customers operating 22 aircraft were two or more months past due on $11.1 million of lease payments related to some of those aircraft. Of this amount, we recognized $10.1 million in rental income through December 31, 2010, and as of March 4, 2011, we had collected $6.0 million thereof. In comparison, at December 31, 2009, 12 customers operating 25 aircraft were two or more months past due on $31.9 million of lease payments relating to some of those aircraft.

Management also reviews all outstanding notes that are in arrears to determine whether we should reserve for or write off any portion of the notes receivable. In this process, management evaluates the collectability of each note and the value of the underlying collateral, if any, by discussing with our marketing executives relevant operational and financial issues faced by the lessees. As of December 31, 2010, customers with $1.3 million carrying value of notes receivable were two months or more behind on principal and interest payments totaling $0.7 million.

Aircraft Industry and Sources of Revenue

Our revenues are principally derived from scheduled and charter airlines and companies associated with the airline industry. We derive more than 90% of our revenues from airlines outside of the United States. The airline industry is cyclical, economically sensitive and highly competitive. Airlines and related companies are affected by fuel prices and shortages, political or economic instability, terrorist activities, changes in national policy, competitive pressures, labor actions, pilot shortages, insurance costs, recessions, health concerns, natural disasters, and other political or economic events adversely affecting world or regional trading markets. Our customers’ ability to react to and cope with the volatile competitive environment in which they operate, as well as our own competitive environment, will affect our revenues and income.

In each of April and May 2010, European air space was closed to air traffic for a number of days as a result of eruptions of an Icelandic volcano. The International Air Transport Association has estimated lost revenue for the airline industry in excess of $1.7 billion during these periods. The eruptions had no significant impact on our operating income for the year ended December 31, 2010.

The Middle East and Northern Africa have recently experienced political unrest due to antigovernment protests. We have 71 aircraft on lease in the region. The airlines in the region continue to operate these 71 aircraft and the unrest has had no significant impact on our operating results to date.

In the second half of 2010, there were notable improvements in passenger and freight traffic resulting in an increase in demand for aircraft subject to operating leases. This resulted in higher lease rates for ILFC’s most in-

demand aircraft. Currently, our customers are increasingly willing to extend their existing leases. We believe that the worst of this cyclical downturn has passed and that our business, and that of our customers, will continue to improve during 2011. Nevertheless, we believe growth will remain vulnerable to increasing fuel costs and other political and economic disruptions.

Despite industry cyclicality and current financial stress, we are optimistic about the long-term future of air transportation and, more specifically, the growing role that the leasing industry, and ILFC specifically, provides in the fleet transactions necessary to facilitate the growth of commercial air transport. We believe that airlines will continue to value the fleet flexibility offered by leasing aircraft. We also expect lease rates for certain aircraft to begin to stabilize and improve, which we believe could result in some recovery in market values of aircraft. At March 4, 2011, we have signed leases for all of our new aircraft deliveries on order at December 31, 2010 through the end of August 2012. Furthermore, in the first quarter of 2011, we signed a memorandum of understanding to purchase 75 A320neos and 25 A321neos from Airbus, which will replace our previous A380 commitments, and a purchase agreement for 33 737-800 aircraft from Boeing. The estimated aggregate purchase price for the 133 aircraft is approximately $7.5 billion and the aircraft will deliver through 2019. For these reasons, we believe we are well positioned to manage the current cycle and to take advantage of improving market conditions.

Liquidity

During 2010, we regained access to debt markets, to which we had limited access throughout 2009. During the year ended December 31, 2010, we borrowed approximately $9.8 billion through secured and unsecured financings, which generated proceeds, net of discounts, aggregating $9.7 billion, to support our liquidity needs in excess of our operating cash flows. We used part of the proceeds received from these debt issuances to prepay in full the principal balance of $3.9 billion, plus accrued interest, of our loans from AIG Funding, originally due in 2013. In the fourth quarter of 2010, we also repaid in full and terminated our $2.0 billion revolving credit facility dated October 14, 2005 and repaid $800 million aggregate principal amount of loans outstanding under our $2.5 billion credit facility dated October 13, 2006. On January 31, 2011, we entered into a new three-year $2.0 billion unsecured revolving credit facility. At December 31, 2010, we had approximately $3.1 billion of unrestricted cash and cash equivalents.

Any new issuance of debt by us or our subsidiaries will be subject to the consent of the Department of the Treasury if, after giving effect to the incurrence of the debt and use of proceeds therefrom, we increase our net indebtedness by more than $1 billion compared to the same date in the previous year, or compared to December 8, 2010, if the measurement is made before December 8, 2011. We cannot predict whether the Department of the Treasury would consent to us incurring debt in excess of this amount.

Our bank credit facilities and indentures also limit our ability to incur secured indebtedness. The most restrictive covenant in our bank credit facilities permits us and our subsidiaries to incur secured indebtedness totaling up to 30% of our consolidated net tangible assets, as defined in the credit agreement, minus $2.0 billion, which limit currently totals approximately $10.0 billion. As of March 4, 2011, we were able to incur an additional $4.8 billion of secured indebtedness under this covenant. Our debt indentures also restrict us and our subsidiaries from incurring secured indebtedness in excess of to 12.5% of our consolidated net tangible assets, as defined in the indentures. However, we may obtain secured financing without regard to the 12.5% consolidated net tangible asset limit under our indentures by doing so through subsidiaries that qualify as non-restricted under our debt indentures.

In addition to addressing our liquidity needs through debt financings, we also pursue potential aircraft sales in connection with our ongoing fleet strategy. During the year ended December 31, 2010, we sold 59 aircraft for approximately $2.0 billion in gross proceeds. Since December 31, 2010, we have sold an additional four aircraft for additional proceeds of $127.1 million. In evaluating potential sales, we balance the need for funds with the long-term value of holding aircraft and long-term prospects for us. Significant uncertainties exist as to the aircraft comprising any actual sale portfolio, the sale price of any such portfolio, and whether we could reach an agreement with terms acceptable to all parties. Furthermore, we would need approval from the Department of the Treasury if we entered into sales transactions with aggregate consideration exceeding $2.5 billion during any twelve-month period. Therefore, we cannot predict whether any additional sale of aircraft will occur.

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

Our Relationship with AIG

Potential Change in Ownership

AIG does not have any present intention to sell us. If AIG does sell more than 49% of our common stock without certain lenders’ consent, it would be an event of default under one of our credit agreements and would allow our lenders to declare such debt immediately due and payable. Accordingly, any such sale of us by AIG would require consideration of this credit agreement. As of the date of this report, we had approximately $1.7 billion outstanding under such credit agreement. In addition, an event of default or declaration of acceleration under such credit agreement could also result in an event of default under our other debt agreements, including the indentures governing our public debt.

AIG Loans from the FRBNY and Department of the Treasury

In September 2008, liquidity issues resulted in AIG seeking and receiving governmental support through the FRBNY Credit Facility and TARP funding from the Department of the Treasury, as more fully described in AIG’s Annual Report on Form 10-K for the year ended December 31, 2010. On January 14, 2011, AIG was recapitalized (“the Recapitalization”) and the FRBNY Credit Facility was repaid and terminated through a series of transactions, including the Master Transaction Agreement discussed below, that resulted in the Department of the Treasury becoming AIG’s majority shareholder with ownership of approximately 92% of AIG’s outstanding common stock. AIG understands that, subject to market conditions, the Department of the Treasury intends to dispose of its ownership interest in AIG over time.

Master Transaction Agreement

The Master Transaction Agreement entered into by AIG and the Department of the Treasury imposes several restrictions on us. In particular, we and our subsidiaries are restricted from taking certain significant actions without obtaining prior written consent from the Department of the Treasury. These significant actions include amending or waiving any provisions of our articles of incorporation, bylaws, or similar organizational document in a manner that would adversely affect, in any material respect, the rights of our equity interests; authorizing or issuing any equity interests, unless to AIG or a wholly owned subsidiary of AIG; selling or disposing of assets for total consideration greater than or equal to $2.5 billion in any twelve-month period; acquiring assets after December 8, 2010, other than pursuant to existing purchase commitments at such date, with aggregate scheduled payments under the purchase contracts for such assets greater than or equal to $2.5 billion in any twelve-month period; engaging in any public offering or other sale or transfer of our equity interests; voluntarily liquidating, filing for bankruptcy, or taking any other legal action evidencing insolvency; and increasing our net indebtedness by more than $1 billion compared to the same date in the previous year, or compared to December 8, 2010, if the measurement is made before December 8, 2011.

Additionally, under the Master Transaction Agreement, if AIG has not repaid certain loans to the Department of Treasury by May 1, 2013, the Department of the Treasury may direct AIG to sell certain assets, including shares of ILFC.

Debt Financings

We generally fund our operations, including aircraft purchases, through available cash balances, internally generated funds, including aircraft sales, and debt financings. We borrow funds to purchase new and used flight equipment, make progress payments during aircraft construction and pay off maturing debt obligations. In the past, these funds were borrowed principally on an unsecured basis from various sources and included both public debt and bank facilities. In 2009, we had limited access to our traditional sources of liquidity and we borrowed $3.9 billion from AIG Funding to fulfill our liquidity needs.

During the year ended December 31, 2010, we borrowed approximately $9.8 billion and $3.3 billion was provided by operating activities. The $9.8 billion included the following financings: (i) $326.8 million borrowed under our 2004 ECA facility, which was used to finance five Airbus aircraft and to re-finance five Airbus aircraft purchased in 2009; (ii) new secured financing transactions aggregating $5.2 billion; (iii) $2.75 billion aggregate principal amount of unsecured senior notes issued in private placements; and (iv) $1.5 billion aggregate principal amount of unsecured senior notes issued under our shelf registration statement. As we pay down or refinance our existing lower cost debt with higher cost financings, our composite interest rate will increase.

Our debt financing was comprised of the following at the following dates:

	December 31,
	2010	2009
	(Dollars in thousands)

Secured
Senior Secured Notes	$3,900,000	$—
ECA Financings	2,777,285	3,004,763
Bank Debt(a)(b)	1,465,400	—
Other Secured Financings(c)	1,436,258	153,116
Loans from AIG Funding	—	3,909,567
Less: Deferred Debt Discount	(22,309)	—

	9,556,634	7,067,446
Unsecured
Bonds and Medium-Term Notes	16,810,843	16,566,099
Bank Debt(a)(b)	234,600	5,087,750
Less: Deferred Debt Discount	(47,977)	(9,556)

Total Senior Debt Financings	16,997,466	21,644,293

	26,554,100	28,711,739
Subordinated Debt	1,000,000	1,000,000

	$27,554,100	$29,711,739

Selected interest rates which include the effect of derivative instruments:
Composite interest rate(b)	5.66%	4.35%
Percentage of total debt at fixed rate	79.30%	58.64%
Composite interest rate on fixed debt	6.38%	5.42%
Bank prime rate	3.25%	3.25%

(a)	On April 16, 2010, we entered into an amendment to our credit facility dated October 13, 2006. Upon effectiveness of this amendment, approximately $2.2 billion of the $2.5 billion of our previously unsecured bank debt became secured by the equity interests in certain of our non-restricted subsidiaries, of which approximately $1.5 billion remained outstanding at December 31, 2010. Those subsidiaries hold a pool of aircraft with an appraised value of at least 133% of the principal amount of the outstanding loans.

(b)	In the fourth quarter of 2010, we repaid in full and terminated our $2.0 billion revolving credit facility dated October 14, 2005 and repaid $800 million aggregate principal amount of loans outstanding under our $2.5 billion credit facility dated October 13, 2006. These obligations had interest rates of 0.91% and 3.25%, respectively, at the time of each prepayment. As a result of the repayment of these obligations, as well as other scheduled maturities, our composite interest rate increased from 4.35% at December 31, 2009, to 5.66% at December 31, 2010.

(c)	Of this amount, $113.7 million (2010) and $129.6 million (2009) is non-recourse to ILFC. These secured financings were incurred by VIEs and consolidated into our financial statements.

The above amounts represent the anticipated settlement of our outstanding debt obligations as of December 31, 2010 and December 31, 2009. Certain adjustments required to present currently outstanding hedged debt obligations have been recorded and presented separately on the balance sheet, including adjustments related to foreign currency hedging and interest rate hedging activities. We have eliminated the currency exposure arising from foreign currency denominated notes by hedging the notes through swaps. Foreign currency denominated debt is translated into U.S. dollars using exchange rates as of each balance sheet date. The foreign exchange adjustment for the foreign currency denominated debt hedged with derivative contracts was $165.4 million and $391.1 million at December 31, 2010 and 2009, respectively. Composite interest rates and percentages of total debt at fixed rates reflect the effect of derivative instruments. The higher composite interest rate at December 31, 2010, compared to December 31, 2009, is due to recently issued secured and unsecured debt with higher interest rates than our older debt due to our current long-term debt ratings and repayments of debt with relatively lower interest rates. We expect our composite interest rate to increase further as we pay down or refinance our existing lower cost debt.

After incurring impairment and fair value adjustment losses on certain aircraft, as discussed under Results of Operations, as of September 30, 2010, our fixed charge coverage ratio was close to the minimum ratio of 1.10x required under our credit agreement dated October 13, 2006. We entered into an amendment, effective December 22, 2010, to exclude such impairment and fair value adjustments from the calculation of our fixed charge coverage ratio. The fixed charge coverage ratio was previously defined within such credit agreement as the ratio of earnings for the period of four fiscal quarters ending on the last day of the reporting period to combined fixed charges and preferred stock dividends referred to in paragraph (d)(1) of Item 503 of Regulation S-K under the Securities Act of 1933, and determined pursuant to the Instructions to such Item 503(d). The amendment allows for the addition to earnings of impairment charges and fair value adjustments incurred during the period in connection with adjustments to fair value of aircraft owned at any time during the period, to the extent such impairment charges and fair value adjustments were deducted when arriving at earnings for the period. As a condition to the effectiveness of the amendment, we repaid $800 million aggregate principal amount of loans outstanding under such credit facility.

At December 31, 2010, we were in compliance in all material respects with the covenants in our debt agreements, including our financial covenants to maintain a maximum ratio of consolidated indebtedness to consolidated tangible net worth, or financial leverage ratio, a minimum fixed charge coverage ratio and a minimum consolidated tangible net worth.

We have created wholly-owned subsidiaries for the purpose of purchasing aircraft and obtaining financings secured by such aircraft. These entities are non-restricted subsidiaries, as defined by our debt indentures, and meet the definition of a VIE. We have determined that we are the primary beneficiary of such VIEs and, accordingly, we consolidate such entities into our consolidated financial statements. See Note O of Notes to Consolidated Financial Statements for more information on VIEs.

The following table presents information regarding the collateral provided for our secured debt:

	As of December 31,
	2010		Number of
	Debt Outstanding	Net Book Value	Aircraft
	(Dollars in thousands)

Senior Secured Notes	$3,900,000	$7,400,737	174
ECA Financings	2,777,285	5,926,831	120
Bank Debt	1,465,400	5,023,767	137
Other Secured Financings	1,436,258	2,786,602	80

Total	$9,578,943	$21,137,937	511

Senior Secured Notes

On August 20, 2010, we issued $3.9 billion of senior secured notes, with $1.350 billion maturing in September 2014 and bearing interest of 6.5%, $1.275 billion maturing in September 2016 and bearing interest of 6.75%, and $1.275 billion maturing in September 2018 and bearing interest of 7.125%. The aggregate net proceeds from the issuances were approximately $3.84 billion after deducting initial purchaser discounts and commissions, fees and offering expenses. The notes are secured by a designated pool of aircraft, initially consisting of 174 aircraft and their related leases and certain cash collateral. In addition, two of ILFC’s subsidiaries, that either own or hold leases of aircraft included in the pool securing the notes, have guaranteed the notes. We can redeem the notes at any time prior to their maturity, provided we give notification between 30 to 60 days prior to the intended redemption date and subject to a penalty of the greater of 1% of the outstanding principal amount and a “make-whole” premium. There is no sinking fund for the notes.

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

We used proceeds from the issuance of the senior secured bonds to repay in full our loans from AIG Funding, as discussed above.

ECA Financings

We entered into ECA facility agreements in 1999 and 2004 through non-restricted subsidiaries. The facilities were used to fund purchases of Airbus aircraft through 2001 and June 2010, respectively. New financings are no longer available to us under either ECA facility. The loans made under the ECA facilities were used to fund a portion of each aircraft’s net purchase price. The loans made under each ECA facility were guaranteed by various European ECAs. We have collateralized the debt under each ECA facility with pledges of the shares of wholly-owned subsidiaries that hold title to the aircraft financed under the facilities.

In January 1999, we entered into the 1999 ECA facility to borrow up to $4.3 billion for the purchase of Airbus aircraft delivered through 2001. We used $2.8 billion of the amount available under this facility to finance purchases of 62 aircraft. Each aircraft purchased was financed by a ten-year fully amortizing loan with interest rates ranging from 5.753% to 5.898%. At December 31, 2010, five loans with an aggregate principal value of $13.2 million remained outstanding under the facility and the net book value of the related aircraft was $1.6 billion. In January 2011, all of the amounts outstanding under the remaining five loans were repaid in full and no amounts remain outstanding under the 1999 ECA facility.

In May 2004, we entered into the 2004 ECA facility, which was amended in May 2009 to allow us to borrow up to $4.6 billion for the purchase of Airbus aircraft delivered through June 30, 2010. We used $4.3 billion of the available amount to finance purchases of 76 aircraft. Each aircraft purchased was financed by a ten-year fully amortizing loan. As of December 31, 2010, approximately $2.8 billion was outstanding under this facility. The interest rates on the loans outstanding under the facility are either fixed or based on LIBOR and ranged from 0.43% to 4.711% at December 31, 2010. The net book value of the related aircraft was $4.3 billion at December 31, 2010.

Our current long-term debt ratings require us to segregate security deposits, overhaul rentals and rental payments received for aircraft with loan balances outstanding under the 2004 ECA facility (segregated rental payments are used to make scheduled principal and interest payments on the outstanding debt). The segregated funds are deposited into separate accounts pledged to and controlled by the security trustee of the facility. In addition, we must register the existing individual mortgages on certain aircraft funded under both the 1999 and 2004 ECA facilities in the local jurisdictions in which the respective aircraft are registered (mortgages are only required to be filed on aircraft with loan balances outstanding or otherwise as agreed in connection with the cross-collateralization as described below). At December 31, 2010, we had segregated security deposits, overhaul rentals and rental payments aggregating approximately $393.7 million related to aircraft funded under the 1999 and 2004 ECA facilities, $12.5 million of which was returned to us subsequent to December 31, 2010, after we paid in full all amounts outstanding under the remaining five loans under the 1999 ECA facility. The segregated amounts will fluctuate with changes in security deposits, overhaul rentals, rental payments and debt maturities related to the aircraft funded under the 2004 ECA facility.

During the first quarter of 2010, we entered into agreements to cross-collateralize the 1999 ECA facility with the 2004 ECA facility. As part of such cross-collateralization we (i) guaranteed the obligations under the 2004 ECA facility through our subsidiary established to finance Airbus aircraft under our 1999 ECA facility; (ii) agreed to grant mortgages over certain aircraft financed under the 1999 ECA facility (including aircraft which are not currently subject to a loan under the 1999 ECA facility) and security interests over other collateral related to the aircraft financed under the 1999 ECA facility to secure the guaranty obligation; (iii) accepted a loan-to-value ratio (aggregating the loans and aircraft from the 1999 ECA facility and the 2004 ECA facility) of no more than 50%, in order to release liens (including the cross-collateralization arrangement) on any aircraft financed under the 1999 or 2004 ECA facilities or other assets related to the aircraft; and (iv) agreed to allow proceeds generated from certain disposals of aircraft to be applied to obligations under both the 1999 ECA and 2004 ECA facilities.

We also agreed to additional restrictive covenants relating to the 2004 ECA facility, restricting us from (i) paying dividends on our capital stock with the proceeds of asset sales and (ii) selling or transferring aircraft with an aggregate net book value exceeding a certain disposition amount, which is currently approximately $10.5 billion. The disposition amount will be reduced by approximately $91.4 million at the end of each calendar quarter during the effective period. The covenants are in effect from the date of the agreement until December 31, 2012. A breach of these restrictive covenants would result in a termination event for the ten loans funded subsequent to the date of the agreement and would make those loans, which aggregated $301.6 million at December 31, 2010, due in full at the time of such a termination event.

In addition, if a termination event resulting in an acceleration event were to occur under the 2004 ECA facility, we would have to segregate lease payments, overhaul rentals and security deposits received after such acceleration event occurred relating to all the aircraft funded under the 1999 ECA facility, including the aircraft no longer subject to a loan.

Secured Bank Debt

We have a credit facility, dated October 13, 2006, as amended, under which the original maximum amount available was $2.5 billion. On April 16, 2010, we entered into an amendment to this facility with lenders holding $2.155 billion of the then $2.5 billion of outstanding loans under the facility (the “Electing Lenders”). The Electing Lenders agreed to, among other things:

•	revise certain restrictive and financial covenants included in the credit agreement;

•	extend the scheduled maturity date of their loans to October 2012. The extended loans, of which approximately $1.5 billion remained outstanding at December 31, 2010, bear interest at LIBOR plus a margin of 2.15%, plus facility fees of 0.2% on the outstanding principal balance; and

•	permit liens securing the loans held by the Electing Lenders.

We entered into a second amendment, effective December 22, 2010, to this credit agreement that amended the definition of the fixed charge coverage ratio, a restrictive covenant under the agreement, to add to earnings any impairment charges and fair value adjustments incurred during the period, to the extent such impairment charges and fair value adjustments were deducted in computing earnings for the period. In conjunction with the amendment, we repaid $689.6 million of the secured loans and, as of December 31, 2010, we had secured loans of $1.465 billion outstanding under the facility, all of which will mature in October 2012.

We also repaid $110.4 million of the remaining $345 million of unsecured loans held by lenders who are not party to the amendment. The remaining $234.6 million outstanding at December 31, 2010, will mature on their originally scheduled maturity date in October 2011, with no increase to the interest rate margin.

The collateralization requirement under the amended facility provides that the loans held by Electing Lenders must be secured by a lien on the equity interests of certain of ILFC’s non-restricted subsidiaries that will own aircraft with aggregate appraised values of not less than 133% of the outstanding principal amount (the “Required Collateral Amount”). We must transfer all aircraft meeting the Required Collateral Amount to the pledged subsidiaries prior to April 16, 2011, subject to our right to post cash collateral for any shortfall. As of December 31, 2010, we had completed the transfers of all aircraft in an amount sufficient to meet the Required Collateral Amount. The credit facility also includes an ongoing requirement, tested periodically, that the appraised value of the eligible aircraft owned by the pledged subsidiaries must be equal to or greater than 100% of the Required Collateral Amount. This ongoing requirement is subject to the right to transfer additional eligible aircraft to the pledged subsidiaries or ratably prepay the loans held by the Electing Lenders. We also guarantee the loans held by the Electing Lenders through certain other subsidiaries.

The amended facility prohibits us from re-borrowing amounts repaid under this facility for any reason. Therefore, the current size of the facility is the $1.7 billion outstanding under the facility at December 31, 2010. The credit facility also contains financial and restrictive covenants that (i) limit our ability to incur indebtedness, (ii) restrict certain payments, liens and sales of assets by us, and (iii) require us to maintain a fixed charge coverage ratio and consolidated tangible net worth in excess of certain minimum levels.

Other Secured Financings

In May 2009, ILFC provided $39.0 million of subordinated financing to a non-restricted subsidiary. The entity used these funds and an additional $106.0 million borrowed from third parties to purchase an aircraft, which it leases to an airline. ILFC acts as servicer of the lease for the entity. The $106.0 million loan has two tranches. The first tranche is $82.0 million, fully amortizes over the lease term, and is non-recourse to ILFC. The second tranche is $24.0 million, partially amortizes over the lease term, and is guaranteed by ILFC. Both tranches of the loan are secured by the aircraft and the lease receivables. Both tranches mature in May 2018 with interest rates based on LIBOR. At December 31, 2010, the interest rates on the $82.0 million and $24.0 million tranches were 3.408% and 5.108%, respectively. The entity entered into two interest rate cap agreements to economically hedge the related LIBOR interest rate risk in excess of 4.00%. At December 31, 2010, $89.5 million was outstanding under the two tranches and the net book value of the aircraft was $137.1 million.

In June 2009, we borrowed $55.4 million through a non-restricted subsidiary, which owns one aircraft leased to an airline. Half of the original loan amortizes over five years and the remaining $27.7 million is due in 2014. The loan is non-recourse to ILFC and is secured by the aircraft and the lease receivables. The interest rate on the loan is fixed at 6.58%. At December 31, 2010, $46.7 million was outstanding and the net book value of the aircraft was $91.2 million.

On March 17, 2010, we entered into a $750 million term loan agreement secured by 43 aircraft and all related equipment and leases. The aircraft had an average appraised base market value of approximately $1.3 billion, for an initial loan-to-value ratio of approximately 56%. The loan matures on March 17, 2015, and bears interest at LIBOR plus a margin of 4.75% with a LIBOR floor of 2.0%. The principal of the loan is payable in full at maturity with no scheduled amortization, but we can voluntarily prepay the loan at any time, subject to a 1% prepayment penalty prior to March 17, 2011. On March 17, 2010, we also entered into an additional term loan agreement of $550 million through a newly formed non-restricted subsidiary. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain non-restricted subsidiaries of ILFC that hold title to 37 aircraft. The aircraft had an average appraised base market value of approximately $969 million, for an initial loan-to-value ratio of approximately 57%. The loan matures on March 17, 2016, and bears interest at LIBOR plus a margin of 5.0% with a LIBOR floor of 2.0%. The principal of the loan is payable in full at maturity with no scheduled amortization. The proceeds from this loan are restricted from use in our operations until we transfer the related collateral to the non-restricted subsidiaries. At December 31, 2010, $63.3 million of the proceeds remained restricted. At March 4, 2011, approximately $17 million of the $63.3 million had become available to us. We can voluntarily prepay the loan at any time subject to a 2% prepayment penalty prior to March 17, 2011, and a 1% prepayment penalty prior to March 17, 2012. Both loans require a loan-to-value ratio of no more than 63%.

Loans from AIG Funding

We borrowed a total of $3.9 billion from AIG Funding from March 2009 to December 2009. These loans were scheduled to mature on September 13, 2013. The funds for the loans were provided to AIG Funding by the Federal Reserve Bank of New York (“FRBNY”) pursuant to the FRBNY Credit Facility. In order to receive the FRBNY’s consent to the loans, we entered into guarantee agreements to guarantee the repayment of AIG’s obligations under the FRBNY Credit Facility up to an amount equal to the aggregate outstanding balance of the loans from AIG Funding.

On August 20, 2010, we repaid all amounts outstanding under the loans from AIG Funding with the net proceeds from the issuance of $3.9 billion aggregate principal amount of senior secured notes and $500 million aggregate principal amount of senior notes. See “Senior Secured Notes” and “Unsecured Bonds and Medium-Term Notes.” As a result of our repayment of the loans from AIG Funding, the FRBNY released their liens on the collateral securing these loans.

Unsecured Bonds and Medium-Term Notes

Automatic Shelf Registration:  We have an automatic shelf registration statement filed with the SEC. As a result of our Well-Known Seasoned Issuer, or WKSI, status, we have an unlimited amount of debt securities registered for sale.

Pursuant to our automatic shelf registration: (i) on August 20, 2010, we issued $500 million of 8.875% notes due 2017 and (ii) on December 7, 2010, we issued $1.0 billion of 8.25% notes due 2020. At December 31, 2010, we also had $10.0 billion of public bonds and medium-term notes outstanding, with interest rates ranging from 0.61% to 7.95%, which we had issued in prior periods under previous registration statements.

Euro Medium-Term Note Programme:  We have a $7.0 billion Euro Medium-Term Note Programme under which we had approximately $1.2 billion and $1.9 billion of Euro denominated notes outstanding at December 31, 2010 and 2009 (€1.0 billion in 2010 and €1.6 billion in 2009). The notes mature on August 15, 2011, and bear interest based on Euribor with a spread of 0.375%. The Programme is perpetual. As a bond issue matures, the principal amount of that bond becomes available for new issuances under the Programme. We have eliminated the currency exposure arising from the notes by hedging the notes into U.S. dollars and fixing the interest rates at a range of 5.355% to 5.367%. We translate the debt into U.S. dollars using current exchange rates prevailing at the balance sheet date. The foreign exchange adjustment for the foreign currency denominated notes was $165.4 million and $391.1 million at December 31, 2010 and 2009, respectively.

Other Senior Notes:  On March 22, 2010 and April 6, 2010, we issued a combined $1.25 billion aggregate principal amount of 8.625% senior notes due 2015, and $1.5 billion aggregate principal amount of 8.750% senior notes due March 15, 2017, pursuant to an indenture dated as of March 22, 2010. The aggregate net proceeds from the issuances were approximately $2.67 billion after deducting initial purchasers’ discounts and estimated offering expenses. The notes are due in full on their scheduled maturity dates. The notes are not subject to redemption prior to their stated maturity and there are no sinking fund requirements. In connection with the note issuances, we entered into registration rights agreements obligating us to, among other things, complete a registered exchange offer to exchange the notes of each series for new registered notes of such series with substantially identical terms, or register the notes pursuant to a shelf registration statement.

Because the registration statement for the exchange offer had not been declared effective by the SEC by January 26, 2011, as required under the registration rights agreement, the annual interest rate on the affected notes increased by 0.25% per year for 90 days, commencing on that date. If (i) we are unable to consummate the exchange offer by April 26, 2011, or (ii) if applicable, a shelf registration statement has not been declared effective or ceases to be effective during the required effectiveness period, the annual interest rate on such notes will increase by an additional 0.25% per year to the maximum additional rate of 0.50% per year. The applicable interest rate will revert to the original level after the exchange offer is consummated.

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

Unsecured Bank Debt

Revolving Credit Facilities:  In October 2010, using cash on hand, we repaid and terminated our $2.0 billion unsecured revolving credit facility, scheduled to expire on October 14, 2010. This floating rate obligation had an interest rate of 0.91% at the time of repayment.

As of December 31, 2010, $234.6 million of unsecured loans were outstanding under our credit agreement dated as of October 13, 2006. These loans are held by lenders not party to the April 2010 amendment of such facility and remain unsecured and mature in October 2011 on the original maturity date for this credit facility. Effective as of December 22, 2010, we amended such credit agreement to revise the definition of fixed charge coverage ratio to add to earnings impairment charges and fair value adjustments incurred during such period to the extent they were deducted from earnings. In conjunction with the amendment, we repaid $110.4 million of the unsecured loans and, as of December 31, 2010, $234.6 million of the loans remained outstanding. See “Secured Bank Debt” above.

On January 31, 2011, we entered into a new $2.0 billion unsecured three-year revolving credit facility with a group of 11 banks that will expire on January 31, 2014. This revolving credit facility provides for interest rates based on either a base rate or LIBOR plus an applicable margin determined by a ratings-based pricing grid. The credit agreement contains customary events of default and restrictive financial covenants that require us to maintain a minimum fixed charge coverage ratio, a minimum consolidated tangible net worth and a maximum ratio of consolidated debt to consolidated tangible net worth. As of March 4, 2011, no amounts were outstanding under this revolving facility.

Term Loans:  From time to time, we enter into funded bank financing arrangements. During 2010, we repaid in full all such outstanding term loans, and such payments aggregated $485 million.

Subordinated Debt

In December 2005, we issued two tranches of subordinated debt totaling $1.0 billion. Both tranches mature on December 21, 2065, but each tranche has a different call option. The $600 million tranche had a call option date of December 21, 2010, and the $400 million tranche has a call option date of December 21, 2015. We did not exercise the call option at December 21, 2010 and the interest rate on the $600 million tranche changed from a fixed interest rate of 5.90% to a floating rate with an initial credit spread of 1.55% plus the highest of (i) 3 month LIBOR; (ii)  10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. The interest will reset quarterly. The $400 million tranche has a fixed interest rate of 6.25% until the 2015 call option date, and if we do not exercise the call option, the interest rate will change to a floating rate, reset quarterly, based on the initial credit spread of 1.80% plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. If we choose to redeem the $600 million tranche, we must pay 100% of the principal amount of the bonds being redeemed, plus any accrued and unpaid interest to the redemption date. If we choose to redeem only a portion of the outstanding bonds, at least $50 million principal amount of the bonds must remain outstanding.

Commercial Paper

Commercial Paper:  We terminated our $6.0 billion Commercial Paper Program effective May 17, 2010. We had access to the FRBNY Commercial Paper Funding Facility from its inception in 2008 until January 2009.

Derivatives

We employ derivative products to manage our exposure to interest rates risks and foreign currency risks. We enter into derivative transactions only to economically hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements, foreign currency swap agreements and interest rate cap agreements. At December 31, 2010, all our interest rate swap and foreign currency swap agreements were designated as and accounted for as cash flow hedges and we had not designated our interest rate cap agreements as hedges.

When interest rate and foreign currency swaps are effective as cash flow hedges, they offset the variability of expected future cash flows, both economically and for financial reporting purposes. We have historically used such instruments to effectively mitigate foreign currency and interest rate risks. The effect of our ability to apply hedge accounting for the swap agreements is that changes in their fair values are recorded in Other comprehensive income (“OCI”) instead of in earnings for each reporting period. As a result, reported net income will not be directly influenced by changes in interest rates and currency rates.

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

Credit Ratings

Our current long-term debt ratings impose the following restrictions under our 2004 ECA facility: (i) we must segregate all security deposits, overhaul rentals and rental payments related to the aircraft financed under our 2004 ECA facility into separate accounts controlled by the security trustee (segregated rental payments are used to make scheduled principal and interest payments on the outstanding debt) and (ii) we must file individual mortgages on the aircraft funded under both the 1999 and 2004 ECA facilities in the local jurisdictions in which the respective aircraft are registered.

While a ratings downgrade does not result in a default under any of our debt agreements, it could adversely affect our ability to issue unsecured debt and obtain new financings, or renew existing financings, and it would increase the cost of such financings.

The following table summarizes our current ratings and outlook by Fitch Ratings, Inc. (“Fitch”), Moody’s Investor Service, Inc. (“Moody’s”), and Standard & Poor’s, a division of the McGraw-Hill Companies, Inc. (“S&P”), the nationally recognized ratings agencies:

Rating Agency	Long-Term Debt	Corporate Rating	Outlook	Date of Last Action

Fitch	BB	BB	Evolving	April 30, 2010
Moody’s	B1	B1	Stable	August 11, 2010
S&P	BB+	BBB−	Negative	June 9, 2010

Secured Debt Ratings

	$750 Million	$550 Million	$3.9 Billion Senior
Rating Agency	Term Loan	Term Loan	Secured Notes

Fitch	BBB−	BB	BBB−
Moody’s	Ba2	Ba3	Ba3
S&P	BBB	BBB-	BBB−

These credit ratings are the current opinions of the rating agencies. As such, they may be changed, suspended or withdrawn at any time by the rating agencies as a result of various circumstances including changes in, or unavailability of, information.

Existing Commitments

The following table summarizes our contractual obligations at December 31, 2010.

	Commitments Due by Year
	Total	2011	2012	2013	2014	2015	Thereafter
	(Dollars in thousands)

Bonds and medium-term notes	$16,810,843	$4,398,955	$3,570,607	$3,540,881	$1,040,136	$1,260,264	$3,000,000
Unsecured bank loans	234,600	234,600	—	—	—	—	—
Senior secured bonds	3,900,000	—	—	—	1,350,000	—	2,550,000
Secured bank loans	1,465,400	—	1,465,400	—	—	—	—
ECA financings	2,777,285	442,138	428,960	428,960	423,862	335,794	717,571
Other secured financings	1,436,258	13,901	14,877	15,963	36,716	760,370	594,431
Subordinated debt	1,000,000	—	—	—	—	—	1,000,000
Interest payments on debt outstanding(a)(b)	9,141,617	1,459,570	1,262,521	1,050,685	856,440	679,989	3,832,412
Operating leases(c)(d)	59,802	11,973	12,453	12,951	13,362	9,063	—
Pension obligations(e)	9,770	1,539	1,577	1,639	1,676	1,676	1,663
Purchase commitments(f)	13,532,700	281,700	639,400	1,103,000	2,086,100	1,436,800	7,985,700

Total	$50,368,275	$6,844,376	$7,395,795	$6,154,079	$5,808,292	$4,483,956	$19,681,777

Contingent Commitments

	Contingency Expiration by Year
	Total	2011	2012	2013	2014	2015	Thereafter
	(Dollars in thousands)

Asset Value Guarantees(g)	$552,439	$27,841	$78,950	$96,003	$37,031	$157,132	$155,982

Total(h)	$552,439	$27,841	$78,950	$96,003	$37,031	$157,132	$155,982

(a)	Future interest payments on floating rate debt are estimated using floating interest rates in effect at December 31, 2010.
(b)	Includes the effect of interest rate and foreign currency derivative instruments.
(c)	Excludes fully defeased aircraft sale-lease back transactions.
(d)	Minimum rentals have not been reduced by minimum sublease rentals of $6.5 million receivable in the future under non-cancellable subleases.
(e)	Our pension obligations are part of intercompany expenses, which AIG allocates to us on an annual basis. The amount is an estimate of such allocation. The column “2011” consists of total estimated allocations for 2011 and “Thereafter” has not been estimated. The amount allocated has not been material to date.

(f)	In the first quarter of 2011, we signed agreements to purchase 75 A320neos and 25 A321neos from Airbus, which will replace our previous A380 deliveries, and 33 737-800 aircraft from Boeing. The estimated aggregate purchase price for the 133 aircraft is approximately $7.5 billion and the aircraft will deliver through 2019.

(g)	From time to time, we participate with airlines, banks and other financial institutions in the financing of aircraft by providing asset guarantees, put options, or loan guarantees collateralized by aircraft. As a result, should we be called upon to fulfill our obligations, we would have recourse to the value of the underlying aircraft.
(h)	Excluded from total contingent commitments are $225.4 million of uncertain tax liabilities and any effect of net tax liabilities. See Note K of Notes to Consolidated Financial Statements. The future cash flows to these liabilities are uncertain and we are unable to make reasonable estimates of the outflows.

Variable Interest Entities

Our leasing and financing activities require us to use many forms of special purpose entities to achieve our business objectives and we have participated to varying degrees in the design and formation of these special purpose entities. A majority of these entities are wholly-owned; we are the primary or only variable interest holder, we are the only decision maker and we guarantee all the activities of the entities. However, these entities meet the definition of a VIE because they do not have sufficient equity to operate without our subordinated financial support in the form of intercompany notes and loans which serve as equity. We have variable interest in other entities in which we have determined that we are the primary beneficiary, because by design we absorb the majority of the risks and rewards. Further, since we control and manage all aspects of the entities, the related aircraft are included in Flight equipment under operating leases and the related borrowings are included in Debt Financings on our Consolidated Balance Sheets.

In addition to the above entities ILFC has variable interests in ten entities to which we previously sold aircraft. The interests include debt financings, preferential equity interests, and in some cases providing guarantees to banks which had provided the secured senior financings to the entities. Each entity owns one aircraft. The individual financing agreements are cross-collateralized by the aircraft. In prior years, we had determined that we were the primary beneficiary of these entities due to our exposure to the majority of the risks and rewards of these entities and consolidated the entities into our consolidated financial statements. Because we did not have legal or operational control over and did not own the assets of, nor were we directly obligated for the liabilities of these entities, we presented the assets and liabilities of these entities separately on our Consolidated Balance Sheet at December 31, 2009. Assets in the amount of $79.7 million and liabilities in the amount of $6.5 million are included in our 2009 Consolidated Balance Sheet and net expenses of $7.2 million, and $2.3 million are included in our Consolidated Statements of Operations for the years ended December 31, 2009, and 2008, respectively, for these entities. We have a credit facility with these entities to provide financing up to approximately $13.5 million, of which approximately $6.3 million was borrowed at December 31, 2010. The maximum exposure to loss for these entities is $23.0 million, which is the total investments in senior secured notes and total outstanding under the credit facility.

Results of Operations

Certain amounts have been reclassified in the 2009 and 2008 Consolidated Statements of Operations and Statements of Cash Flows to conform to our 2010 presentation. During the annual and quarterly periods ended December 31, 2010, we changed (i) the presentation of the Provision for overhauls from operating expenses to a reduction of Rental of flight equipment revenues and (ii) the presentation of the impairment charges, fair value adjustments and lease related charges recorded in Flight equipment marketing revenues to operating expenses. The details of these classification errors are provided in Note A of Notes to Consolidated Financial Statements for the 2009 and 2008 prior annual periods and in Note V of Notes to Consolidated Financial Statements for the quarterly prior periods.

2010 Compared to 2009

Revenues from net rentals of flight equipment decreased 4.1% to $4,726.5 million for the year ended December 31, 2010, from $4,928.3 million for the year ended December 31, 2009. The number of aircraft in our fleet decreased to 933 at December 31, 2010, compared to 993 at December 31, 2009. Revenues from net rentals of flight equipment decreased (i) $206.8 million due to a decrease related to aircraft in service during the year ended December 31, 2009, and either transferred to Flight equipment held for sale or sold prior to December 31, 2010; (ii) $25.6 million due to a decrease in overhaul rentals recognized as a result of an increase in actual and expected overhaul related expenses partly offset by an increase in the number of leases with overhaul provisions; (iii) $63.9 million due to a decrease in lease rates on aircraft in our fleet during both periods, that were re-leased or had lease rate changes between the two periods; and (iv) $13.1 million due to lost revenue relating to aircraft in transition between lessees, primarily resulting from repossessions of aircraft from airlines. These revenue decreases were partially offset by a $107.6 million increase due to the addition of new aircraft to our fleet after December 31, 2009, and aircraft in our fleet as of December 31, 2009 that earned revenue for a greater number of days during the year ended December 31, 2010 than during the year ended December 31, 2009. All aircraft in our fleet were subject to signed lease agreements or signed letters of intent at December 31, 2010.

In addition to leasing operations, we engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment on a principal and commission basis. As part of our ongoing fleet strategy we sold or agreed to sell 77 aircraft during the year ended December 31, 2010, two of which were accounted for as sales-type leases. For these aircraft, we recorded any impairments or adjustments to fair value in Impairment charges and fair value adjustments on flight equipment to be disposed of (see below for variance analysis of Impairment charges and fair value adjustments on flight equipment sold or to be disposed of). In comparison, we sold nine aircraft during the same period in 2009, three of which were accounted for as a sales-type lease. Three of these nine transactions resulted in gains, and are recorded in Flight equipment marketing and gain on aircraft sales on our Consolidated Statement of Operations. The impairment charges recorded on the remaining six aircraft are recorded in Impairment charges and fair value adjustments on flight equipment sold or to be disposed of.

Interest and other revenue increased to $61.7 million for the year ended December 31, 2010, compared to $58.2 million for the year ended December 31, 2009, due to (i) a $7.6 million increase in interest income related to our Notes receivable and Net investment in finance and sales-type leases; (ii) a $5.0 million increase in proceeds received related to total loss of aircraft; (iii) a $1.9 million increase in security deposits forfeitures related to nonperformance by customers; and (vi) other minor increases aggregating $4.1 million. The increases were partially offset by (i) a $7.8 million decrease in foreign exchange gains; and (ii) a $7.3 million decrease in revenues from VIEs, which we consolidated into our 2009 statement of operations and deconsolidated on January 1, 2010.

Interest expense increased to $1,567.4 million for the year ended December 31, 2010, compared to $1,365.5 million for the year ended December 31, 2009, as a result of a 0.58% increase in our average composite interest rate, partially offset by a decrease in average outstanding debt (excluding the effect of debt discount and foreign exchange adjustments) to $28.7 billion for the year ended December 31, 2010, compared to $31.1 billion for the year ended December 31, 2009.

Our composite borrowing rates fluctuated as follows from December 2007 to December 2010:

ILFC Composite Interest Rates and Prime Rates

The effect from derivatives, net of change in hedged items due to changes in foreign exchange rates was a loss of $47.8 million and income of $21.5 million for the years ended December 31, 2010 and 2009, primarily due to ineffectiveness recorded on our derivative instruments designated as cash flow hedges. The income effect for the year ended December 31, 2010, also includes $15.4 million of losses on matured derivative contracts compared to gains on matured swaps of $9.7 million for the year ended December 31, 2009. If hedge accounting treatment is not applied during the entire life of the derivative, or the hedge is not perfectly effective for some part of its life, a gain or loss will be realized at the maturity of the swap. See Note Q of Notes to Consolidated Financial Statements.

Depreciation of flight equipment decreased to $1,954.9 million for the year ended December 31, 2010, compared to $1,959.4 million for the year ended December 31, 2009, due to a decrease in the cost of our fleet to $51.6 billion at December 31, 2010 from $57.7 billion at December 31, 2009. The cost of our fleet held for use was reduced by impairment charges recorded during the year and triggered by aircraft being transferred to Flight equipment held for sale, aircraft being sold or deemed likely to be sold, and impairment charges resulting from our recurring recoverability analyses. See below for variance analysis of impairment charges taken.

We recorded Impairment charges and fair value adjustments on flight equipment sold or to be disposed of in the amount of $550.0 million for the year ended December 31, 2010, compared to charges of $34.7 million for the year ended December 31, 2009. During the year ended December 31, 2010, we recorded impairment charges and fair value adjustments aggregating $394.9 million related to aircraft that were either reclassified to Flight equipment held for sale or designated for part-out. In addition, we recorded $155.1 million in Impairment charges and fair value adjustments relating to aircraft that were deemed likely to be sold, or sold. The charges for the year ended December 31, 2009 related to impairment charges and fair value adjustments on seven aircraft.

Aircraft impairment charges on flight equipment held for use increased to $948.7 million for the year ended December 31, 2010, from $52.9 million for the year ended December 31, 2009. As a result of the December 2010 announcement by Airbus to offer the new narrow body neo aircraft with new fuel efficient engine options, we recorded impairment charges aggregating $557.4 million related to 61 aircraft in our fleet. In addition to these charges, we recorded an additional $391.3 million impairment charges on 17 aircraft in our fleet as a result of our recurring recoverability analyses performed during the year. During the year ended December 31, 2009, we recorded impairment charges of $34.7 million related to seven aircraft that were subsequently sold. We also recorded impairment charges aggregating $52.9 million during the year ended December 31, 2009, relating to our fleet held for use. We recorded no impairment charges during the year ended December 31, 2008. See Note D of Notes to Consolidated Financial Statements.

Selling, general and administrative expenses increased to $212.8 million for the year ended December 31, 2010, compared to $196.7 million for the year ended December 31, 2009, due to (i)  $20.7 million higher pension expenses including out of period adjustments aggregating $20.2 million related to pension expenses covering employee services from 1996 to 2010 and not previously recorded; (ii) a $19.5 million increase in write-offs of notes receivable; and (iii) a $3.5 million increase in impairment charges related to spare parts inventory. These increases were partially offset by (i) a $14.5 million decrease in expenses from VIEs, which we consolidated into our 2009 statement of operations and deconsolidated January 1, 2010 as a result of our adoption of new guidance; (ii) a $10.6 million decrease in aircraft operating expenses stemming from a reduction in expenses realized related to repossessions of aircraft; and (iii) other minor fluctuations aggregating a decrease of $2.5 million.

Other expenses for the year ended December 31, 2010 of $91.2 million stem from lease related costs that were expensed as a result of agreements to sell aircraft to third parties that are currently under lease. There were no such comparable expenses for the year ended December 31, 2009.

Our effective tax rate for the year ended December 31, 2010 is a tax benefit of 35.2%, as compared with a tax expense of 35.9% for the year ended December 31, 2009. Our effective tax rate continues to be impacted by minor permanent items and interest accrued on uncertain tax positions and prior period audit adjustments. Our reserve for uncertain tax positions increased by $59.5 million primarily due to the continued uncertainty of tax benefits related to the Foreign Sales corporation and Extraterritorial Income regimes, the benefits of which, if realized, would have a significant impact on our effective tax rate.

Accumulated other comprehensive loss was $58.9 million and $138.2 million at December 31, 2010 and 2009, respectively. Fluctuations in Accumulated other comprehensive income are primarily due to changes in market values of cashflow hedges. See Note I of Notes to the Consolidated Financial Statements.

2009 Compared to 2008

Revenues from net rentals of flight equipment increased 5.3% to $4,928.3 million for the year ended December 31, 2009, from $4,678.9 million for the year ended December 31, 2008. The number of aircraft in our fleet increased to 993 at December 31, 2009, compared to 955 at December 31, 2008. Revenues from net rentals of flight equipment increased (i) $323.9 million due to the addition of new aircraft to our fleet after December 31, 2008, and aircraft in our fleet as of December 31, 2008, that earned revenue for a greater number of days during the year ended December 31, 2009, than during the year ended December 31, 2008; (ii)  $2.9 million due to a straight-line adjustment taken in 2008, which decreased the 2008 lease revenue; and (iii) $7.0 million due to lower charges taken related to the early termination of six lease agreements in 2009 compared to ten lease agreements in 2008. These revenue increases were partially offset by (i) a $6.1 million decrease in overhaul rentals recognized due to an increase in actual and expected overhaul related expenses partly offset by an increase in the number of leases with overhaul provisions for the year ended December 31, 2009; (ii) a $37.7 million decrease due to lower lease rates on aircraft in our fleet during both periods, that were re-leased or had lease rate changes between the two periods; (iii) a $25.8 million decrease in lost revenue relating to aircraft in transition between lessees, primarily resulting from repossessions of aircraft from airlines who filed for bankruptcy protection or ceased operations; and (iv) a $14.8 million decrease related to aircraft in service during the year ended December 31, 2008, and sold prior to December 31, 2009. Eight aircraft in our fleet were not subject to a signed lease agreement or a signed letter of intent at December 31, 2009, seven of which were subsequently leased.

In addition to leasing operations, we engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment on a principal and commission basis. We recorded revenue of $15.5 million from flight equipment marketing and gain on aircraft sales for the year ended December 31, 2009, compared to $46.8 million for the year ended December 31, 2008.

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

The effect from derivatives, net of change in hedged items due to changes in foreign exchange rates was income of $21.5 million and expenses of $39.9 million for the years ended December 31, 2009 and 2008, respectively. The income effect for the year ended December 31, 2009, includes $9.7 million of gains on matured swaps compared to losses on matured swaps of $22.1 million for the year ended December 31, 2008. If hedge accounting treatment is not applied during the entire life of the derivative, or the hedge is not perfectly effective for some part of its life, a gain or loss will be realized at the maturity of the swap. See Note Q of Notes to Consolidated Financial Statements.

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

Other expenses for the year ended December 31, 2008, consisted of (i) a charge of $18.1 million related to a write down of a secured note to fair value (see Note E of Notes to the Consolidated Financial Statements) and (ii) a charge of $28.5 million related to a notes receivable secured by aircraft which became uncollectible when Alitalia filed for bankruptcy protection and rejected the leases of the aircraft securing the note. The charge reflects the difference between the fair market value of the aircraft received and the net carrying value of the note.

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

Accumulated other comprehensive loss was $138.2 million and $168.1 million at December 31, 2009 and 2008, respectively. Fluctuations in Accumulated other comprehensive income are primarily due to changes in market values of cashflow hedges. See Note I of Notes to the Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Our Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On a recurring basis, we evaluate our estimates, including those related to revenue, including overhaul rentals, flight equipment, derivatives, fair value measurements, and income tax contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. A summary of our significant accounting policies is presented in Note B to our Consolidated Financial Statements. We believe the following critical accounting policies could have a significant impact on our results of operations, financial position and financial statement disclosures, and may require subjective and complex estimates and judgments.

Overhaul Rentals: Under the provisions of all of our leases, lessees are responsible for maintenance and repairs, including major maintenance (overhauls) over the term of the lease. Under the provisions of many of our leases, we receive overhaul rentals based on the usage of the aircraft. For certain airframe and engine overhauls, we reimburse the lessee for costs incurred up to, but not exceeding the overhaul rentals that the lessee has paid to us. We recognize overhaul rentals received as revenue, net of estimated overhaul reimbursements. We estimate expected overhaul reimbursements during the life of the lease, which estimate requires significant judgments. Management determines the estimated future overhaul reimbursement rate based on quantitative and qualitative information including: (i) changes in historical overhaul pay-out rates from period to period; (ii) trends in overhaul reimbursements identified during our quarterly aircraft cost review; (iii) trends in the historical overhaul pay-out percentages for expired leases; (iv) future trends in the industry, including the overhaul model; (v) future estimates of overhaul pay-out rates on leases scheduled to expire; (vi) changes in our business model or aircraft portfolio strategies; and (vii) other factors identified from time to time that effect the future overhaul pay-out percentages. The historical overhaul pay-out rate is subject to significant fluctuations. Using its judgment, management periodically evaluates its overhaul reimbursement rate, and adjusts overhaul rental revenue recognized accordingly. Additionally, as our average fleet age increases, we anticipate that estimated future overhaul reimbursements will increase. If the actual overhaul reimbursements are different than our estimates, there could be a material impact on our results of operations.

Flight Equipment: Flight equipment under operating lease is our largest asset class, representing the majority of our consolidated assets for the years ended December 31, 2010 and 2009, respectively. There are several accounting policies that are applicable to our flight equipment that may require subjective and complex estimates and judgments that affect the reported amounts of our flight equipment and the related disclosures, as described below.

Recoverability Assessments: Management evaluates flight equipment under operating leases for recoverability on a recurring basis. These recoverability assessments are performed for aircraft that are held for use and aircraft that are deemed more likely than not to be sold. The determination of whether a recoverability assessment must be performed and the performance of the recoverability assessment requires significant judgments and estimates.

A recoverability assessment is performed by comparing the estimated future cash flows expected to be generated by the aircraft on an undiscounted basis to the carrying value of the aircraft and is assessed at the lowest level of identifiable cash flows, which for us is usually at the individual aircraft level. If the estimated aggregate future undiscounted cash flows exceed the carrying value of the aircraft, the carrying value of the aircraft is considered recoverable and no impairment is recorded. If the carrying value of the aircraft exceeds the estimated aggregate future undiscounted cash flows, the aircraft is deemed not recoverable, then management is required to determine the aircraft’s fair value and record an impairment charge equal to the difference between the carrying value of the aircraft and its fair value. When determining recoverability of aircraft in accordance with GAAP, management does not consider materiality. We only record an impairment loss if and when the carrying value of the aircraft exceeds the aircraft’s estimated aggregate future undiscounted cash flows.

Recurring Recoverability Assessment: Management evaluates quarterly the need to perform a recoverability assessment of held for use aircraft considering the requirements under GAAP and performs this assessment at least annually for all aircraft in our fleet. Recurring recoverability assessments are performed whenever events or changes in circumstances indicate that the carrying amount of our aircraft may not be recoverable, which may require us to change our assumptions related to future estimated cash flows. These events or changes in circumstances considered include potential sales, changes in contracted lease terms, changes in the status of a lease, re-lease, not subject to lease, changes in portfolio strategies, changes in demand for a particular aircraft type and changes in economic and market circumstances. Economic and market circumstances include the risk factors affecting the airline industry, as disclosed in Item 1A Risk Factors — Overall Airline Industry Risk.

The undiscounted cash flows in the recoverability assessment consist of cash flows from currently contracted leases, future projected lease cash flows, including contingent rentals and an estimated disposition value, as appropriate, for each aircraft. Management is very active in the aircraft leasing industry and develops the assumptions used in the recoverability assessment based on its knowledge of active lease contracts, current and future expectations of the global demand for a particular aircraft type and historical experience in the aircraft leasing market and aviation industry, as well as information received from third party industry sources. The assumptions of undiscounted cash flows developed are estimates and may change due to: (i) changes in contracted lease rates due to restructuring of lease payments and terms of leases and changes in lease term due to early termination and extension of leases; (ii) changes in future lease rates and residual values due to demand for a particular aircraft type caused by risk factors affecting the airline industry; (iii) changes in lease rates and disposition values caused by the global economic environment; (iv) changes in the anticipated time period that an aircraft can be economically leased; (v) changes in the timing of disposal or planned disposal of aircraft in the fleet; and (vi) changes in how the aircraft will be deployed in our business. In the event that an aircraft does not meet the recoverability assessment, the aircraft will be recorded at fair value in accordance with our Fair Value Policy resulting in an impairment charge. Our Fair Value Policy is described below under “— Fair Value Measurements.”

In our recoverability assessment we identify aircraft in our fleet that are most susceptible to impairment, which are those aircraft that management considers to have estimated future undiscounted cash flows that are sufficiently close to their carrying values, but not less than their carrying values, that warrant further evaluation. These aircraft are typically older less in demand aircraft that generally have lower lease rates and are therefore more sensitive to changes in the estimates of future undiscounted cash flows. As of December 31, 2010, we identified 63 aircraft that were most susceptible to failing the recoverability assessment. Of the 63 aircraft identified, two aircraft did not pass the full undiscounted recoverability assessment and a corresponding impairment was recognized for the year ended December 31, 2010. The remaining 61 aircraft passed the recoverability assessment with aggregate undiscounted cash flows exceeding the carrying value of aircraft between 0.2% and 197%, which represents a 22% excess above the net carrying value of those aircraft. These 61 aircraft had an aggregate net book value of approximately $3.4 billion at December 31, 2010. As of December 31, 2010 Management believes that the carrying values of these aircraft as well as all other aircraft in its fleet are supported by the estimated future aggregate undiscounted cash flows expected to be generated by each aircraft. Management believes a full recovery of the airline industry may not be imminent and lower future lease rates and increased costs associated with repossessing and redeploying aircraft may continue to have a negative impact on our operating results in 2011, including causing future potential aircraft impairment charges.

We recorded aggregate impairment charges of approximately $948.7 million related to 78 aircraft in our fleet held for use in connection with our recoverability assessments for the year ended December 31, 2010. See Item 7 — Overview for details of the 2010 impairment charges.

Recoverability Assessments — Potential Sales: Management evaluates quarterly the need to perform recoverability assessments of all contemplated aircraft sale transactions considering the requirements under GAAP. The recoverability assessment is performed if events or changes in circumstances indicate that it is more likely than not that an aircraft will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Due to the significant uncertainties of potential sales transactions Management must use its judgment to evaluate whether a sale is more likely than not. The factors that Management considers in its assessment include (i) the progress of the potential sales transactions through a review and evaluation of the sales related documents and other communications, including, but not limited to, letters of intent or sales agreements that have been negotiated or executed, (ii) the general or specific ILFC fleet strategies, liquidity requirements and other business needs and how those requirements bear on the likelihood of sale, and (iii) the evaluation of potential execution risks, including the source of potential purchaser funding and other execution risks.

The undiscounted cash flows in the more likely than not sales recoverability assessment will depend on the structure of the potential sale transaction and may consist of cash flows from currently contracted leases, including contingent rentals, and the estimated proceeds from sale. In the event that an aircraft does not meet the more likely than not sales recoverability assessment, the aircraft will be recorded at fair value, which in almost all of our potential sales transactions is based on the value of the sales transaction, resulting in an impairment charge. We record the impairment charge and other costs of sales in Selling, general and administrative, or if material, present it separately on our Consolidated Statement of Operations.

Flight Equipment Held for Sale: We classify aircraft as Flight equipment held for sale when all the criteria under GAAP are met. Aircraft classified as Flight equipment held for sale are recorded at the lower of their carrying amount or estimated fair value less estimated costs to sell. If the carrying value of the aircraft exceeds its estimated fair value, then a fair value adjustment is recognized in Selling, general and administrative, or if material, presented separately on our Consolidated Statements of Operations. We cease recognizing depreciation at the time the aircraft is transferred to Flight equipment held for sale.

Management evaluates all contemplated aircraft sale transactions to determine whether all the required criteria have been met under GAAP to classify aircraft as Flight equipment held for sale. Management uses judgment in evaluating these criteria. Due to the significant uncertainties of potential sale transaction, the held for sale criteria generally will not be met unless the aircraft is subject to a signed sale agreement, or management has made a specific determination and obtained appropriate approvals to sell a particular aircraft or group of aircraft. At the time aircraft are sold, or classified as Flight equipment held for sale, the cost and accumulated depreciation are removed from the related accounts.

We recorded aggregate impairment charges and fair value adjustments related to 77 aircraft sold or to be disposed of approximately $550.0 million, which includes aircraft that we deemed as either more likely than not to be sold or classified as held for sale for the year ended December 31, 2010. See Item 7 — Overview for details of these 2010 impairment charges.

Depreciable Lives and Residual Values: We generally depreciate passenger aircraft, including those acquired under capital leases, using the straight-line method over a 25-year life from the date of manufacture to a 15% residual value. For freighter aircraft, depreciation is computed using the straight-line method to a zero residual value over its useful life of 35 years. We review the residual values of our aircraft periodically to determine if those values are appropriate, including aircraft that have been impaired and aircraft that are out of production. When a residual value changes we adjust our depreciation rates on a prospective basis. Any change in the assumption of useful life or residual values could have a significant impact on our results of operations.

Derivative Financial Instruments

We employ a variety of derivative instruments to manage our exposure to interest rate and foreign currency risks. Derivatives are recognized on our Consolidated Balance Sheets at their fair values. We obtain our derivative fair values on a quarterly basis from AIG. When hedge accounting treatment is achieved for a derivative, the changes in fair value related to the effective portion of the hedge is recognized in other comprehensive income or in current period earnings, depending on the designation of the derivative as a cash flow hedge or a fair value hedge. The ineffective portion of the hedge is recognized in income. At the time the derivative is designated as a hedge, we select a method of effectiveness assessment, which we must use for the life of the hedge. We use the “hypothetical derivative method” for all of our hedges when we assess effectiveness. This method involves establishing a hypothetical derivative that mirrors the hedged item, but has a zero-value at the hedge designation date. The cumulative change in fair value of the actual hedge derivative instrument is compared to the cumulative change in the fair value of the hypothetical derivative. The difference between these two amounts is the calculated ineffectiveness and is recorded in current period earnings.

Fair Value Measurements

Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We measure the fair values of our derivatives on a recurring basis. Our derivatives are not traded on an exchange and are therefore inherently more difficult to value. AIG provides us with the recurring fair value of our derivative instruments. AIG has established and documented a process for determining fair values. AIG’s valuation model includes a variety of observable inputs, including contractual terms, interest rate curves, foreign exchange rates, yield curves, credit curves, measures of volatility, and correlations of such inputs. Valuation adjustments may be made in the determination of fair value. These adjustments include amounts to reflect counterparty credit quality and liquidity risk, and are as follows:

•	Credit Valuation Adjustment (“CVA”): The CVA adjusts the valuation of derivatives to account for nonperformance risk of our counterparty with respect to all net derivative assets positions. The CVA also accounts for our own credit risk, in the fair value measurement of all net derivative liabilities positions, when appropriate.

•	Market Valuation Adjustment (“MVA”): The MVA adjusts the valuation of derivatives to reflect the fact that we are an “end-user” of derivative products. As such the valuation is adjusted to take into account the bid-offer spread (the liquidity risk).

We measure the fair value of aircraft on a non-recurring basis, when GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of our aircraft may not be recoverable. We principally use the income approach to measure the fair value of our aircraft. The income approach is based on the present value of cash flows from contractual lease agreements and projected future lease payments, including contingent rentals where appropriate, which extend to the end of the aircraft’s economic life in its highest and best use configuration, as well as a disposition value based on expectations of market participants. The cash flows used in the fair value estimate are consistent with those used in the recurring recoverability assessment and subject to the same judgments. See Recurring Recoverability Assessments above for further discussion.

Lease Revenue

We lease flight equipment principally under operating leases and recognize rental revenue ratably over the life of the lease. The difference between the rental revenue recognized and the cash received under the provisions of our leases is included in Lease receivables and other assets on our Consolidated Balance Sheets. Past-due rental revenue is recognized on the basis of management’s assessment of collectability. Management monitors all lessees that are behind in lease payments and discusses relevant operational and financial issues faced by our lessees with our marketing executives to determine the amount of rental revenue to recognize for past due amounts. Our customers make lease payments in advance and we generally recognize rental revenue only to the extent we have received payments or hold security deposits.

Income Taxes

We are included in the consolidated federal income tax return of AIG. Our provision for federal income taxes is calculated on a separate return basis, adjusted to give recognition to the effects of net operating losses, foreign tax credits and the benefit of the Foreign Sales Corporation and Extraterritorial Income Exclusion provisions of the Internal Revenue Code to the extent we estimate that they will be realizable in AIG’s consolidated return. To the extent the benefit of a net operating loss is not utilized in AIG’s tax return, AIG will reimburse us upon the expiration of the loss carry forward period as long as we are still included in AIG’s consolidated federal tax return and the benefit would have been utilized if we had filed a separate consolidated federal income tax return. We calculate our provision using the asset and liability approach. This method gives consideration to the future tax consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on currently enacted tax rates. Deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

We have uncertain tax positions consisting primarily of benefits from our FSC and ETI. We recognize uncertain tax benefits only to the extent that it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

New Accounting Pronouncements

Recent Accounting Pronouncements:

We adopted the following accounting standards during 2010:

Accounting for Transfers of Financial Assets:  In June 2009, the FASB issued an accounting standard addressing transfers of financial assets that, among other things, removes the concept of a qualifying special purpose entity (“QSPE”) from the FASB ASC and removes the exception from applying the consolidation rules to QSPEs.

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

Disclosures of the Credit Quality of Financing Receivables and the Allowance for Credit Losses: In July 2010, the FASB issued an accounting standards update to require enhanced, disaggregated disclosures regarding the credit quality of financing receivables and the allowance for credit losses.

For further discussion of these recent accounting standards, accounting standards adopted in prior years, and their application to us, see Note B of Notes to Consolidated Financial Statements.

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

We are exposed to market risk and the risk of loss of fair value and possible liquidity strain resulting from adverse fluctuations in interest rates and foreign exchange prices. We employ a variety of derivative instruments to manage our exposure to interest rate and foreign currency risks. We statistically measure the loss of fair value through the application of a VaR model on a quarterly basis. In this analysis the net fair value of our operations is determined using the financial instrument assets and other assets and liabilities. This includes tax adjusted future flight equipment lease revenues and financial instrument liabilities, which includes future servicing of current debt. The estimated impact of current derivative positions is also taken into account.

We calculate the VaR with respect to the net fair value by using historical scenarios. This methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical information for interest rates and foreign exchange rates were used to construct the historical scenarios at December 31, 2010 and 2009. For each scenario, each financial instrument is re-priced. Scenario values for our operations are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum adverse deviation in net fair market value incurred by these scenarios with 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period is assumed in computing the VaR figure. The following table presents the average, high and low VaRs on a combined basis and of each component at market risk for our operations with respect to its fair value for the periods ended December 31, 2010 and 2009. The VaR increased, primarily due to an increase in the average duration of our outstanding debt and a decrease in the value of Flight equipment under operating leases due to sales and impairment charges and fair value adjustments.

ILFC Market Risk

	December 31, 2010			December 31, 2009
	Average	High	Low	Average	High	Low
	(Dollars in millions)

Combined	$88.9	$158.6	$20.0	$46.5	$80.0	$35.9
Interest Rate	88.9	158.5	20.0	46.6	80.0	36.2
Currency	0.2	0.3	0.0	0.3	0.7	0.1

Item 8.	Financial Statements and Supplementary Data

The response to this Item is submitted as a separate section of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(A)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to our management, including the Chief Executive Officer and the Senior Vice President and Chief Financial Officer (collectively the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure.

In conjunction with the close of each fiscal quarter, we conduct a review and evaluation, under the supervision and with the participation of our management, including the Certifying Officers, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2010, the end of the year covered by this annual report.

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

ILFC management, including the Certifying Officers, conducted an assessment of the effectiveness of ILFC’s internal control over financial reporting as of December 31, 2010 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). ILFC management has concluded that, as of December 31, 2010, ILFC’s internal control over financial reporting was effective based on the criteria in Internal Control — Integrated Framework issued by the COSO.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange commission that permit us to provide only management’s report in this annual report.

Variable Interest Entities

We have consolidated into our Consolidated Financial Statements, financial information related to certain Variable Interest Entities (“VIEs”) over which we have operational control. Our assessment of disclosure controls and procedures, as described above, includes the assessment of those VIEs.

(C)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 14.	Principal Accountant Fees and Services

Aggregate fees for professional services rendered to us by PricewaterhouseCoopers LLP (“PwC”) for the years ended December 31, 2010 and 2009 were:

	2010	2009

Audit Fees(a)	$2,494,129	$2,200,000
Tax and Other Fees(b)	148,812	139,400

Total Fees	$2,642,941	$2,339,400

(a)	Audit Fees consist of fees for professional services provided in connection with the audits of our financial statements, services rendered in connection with our registration statements filed with the Securities and Exchange Commission, the delivery of consents and the issuance of comfort letters. This also includes Sarbanes-Oxley Section 404 work performed at ILFC for AIG’s 2010 and 2009 assessment.

(b)	Tax and Other Fees consist of the aggregate fees for services rendered for tax compliance, tax planning, tax advice and customs related services.

AIG’s audit committee approves all audit and non-audit services rendered by PwC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) and (2): Financial Statements and Financial Statement Schedule: The response to this portion of Item 15 is submitted as a separate section of this report.

(a)(3) and (b): Exhibits: The response to this portion of Item 15 is submitted as a separate section of this report.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

FORM 10-K
Items 8, 15(a), and 15(b)

INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following consolidated financial statements of the Company and its subsidiaries required to be included in Item 8 are listed below:

The following financial statement schedule of the Company and its subsidiaries is included in Item 15(a)(2):

Report of Independent Registered Public Accounting Firm on Financial Statements Schedule	99

Schedule Number	Description	Page

II	Valuation and Qualifying Accounts	100

All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

The following exhibits of the Company and its subsidiaries are included in Item 15(b):

Exhibit
Number	Description

2.1	Aircraft Sale Agreement, dated as of April 13, 2010, between Macquarie Aerospace Limited, as buyer, and the Company, as seller (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).
3.1	Restated Articles of Incorporation of the Company (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).
3.2	Amended and Restated By-Laws of the Company, as adopted on April 13, 2010 (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).
4.1	Indenture dated as of November 1, 1991, between the Company and U.S. Bank Trust National Association (successor to Continental Bank, National Association), as Trustee (filed as an exhibit to Registration Statement No. 33-43698 and incorporated herein by reference).
4.2	First Supplemental Indenture, dated as of November 1, 2000, to the indenture between the Company and U.S. Bank Trust National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
4.3	Second Supplemental Indenture, dated as of February 28, 2001, to the indenture between the Company and U.S. Bank Trust National Association (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).
4.4	Third Supplemental Indenture, dated as of September 26, 2001, to the indenture between the Company and U.S. Bank Trust National Association (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).
4.5	Fourth Supplemental Indenture, dated as of November 6, 2002, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
4.6	Fifth Supplemental Indenture, dated as of December 27, 2002, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

Exhibit
Number	Description

4.7	Sixth Supplemental Indenture, dated as of June 2, 2003, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).
4.8	Seventh Supplemental Indenture, dated as of October 8, 2004, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 8-K dated October 14, 2004 and incorporated herein by reference).
4.9	Eighth Supplemental Indenture, dated as of October 5, 2005, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).
4.10	Ninth Supplemental Indenture, dated as of October 5, 2006, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).
4.11	Tenth Supplemental Indenture, dated as of October 9, 2007, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).
4.12	Indenture dated as of November 1, 2000, between the Company and the Bank of New York, as Trustee (filed as an exhibit to Registration No. 333-49566 and incorporated herein by reference).
4.13	First Supplemental Indenture, dated as of August 16, 2002 to the indenture between the Company and the Bank of New York (filed as Exhibit 4.2 to Registration Statement No. 333-100340 and incorporated herein by reference).
4.14	Agency Agreement (Amended and Restated), dated September 15, 2006, by and among the Company, Citibank, N.A. and Dexia Banque Internationale à Luxembourg, société anonyme (filed as an exhibit to Form 8-K, event date September 20, 2006, and incorporated herein by reference).
4.15	Supplemental Agency Agreement, dated September 7, 2007, among the Company, Citibank, N.A. and Dexia Banque Internationale à Luxembourg, société anonyme (filed as an exhibit to Form 8-K, event date September 7, 2007, and incorporated herein by reference).
4.16	Supplemental Agency Agreement, dated September 5, 2008, among the Company, Citibank, N.A. and Dexia Banque Internationale à Luxembourg, société anonyme (filed as an exhibit to Form 8-K, event date September 8, 2008, and incorporated herein by reference).
4.17	Supplemental Agency Agreement, dated September 4, 2009, among the Company, Citibank, N.A. and Dexia Banque Internationale à Luxembourg, société anonyme (filed as an exhibit to Form 8-K filed on September 10, 2009 and incorporated herein by reference).
4.18	Indenture, dated as of August 1, 2006, between the Company and Deutsche Bank Trust Company Americas, as Trustee (filed as Exhibit 4.1 to Registration Statement No. 333-136681 and incorporated herein by reference).
4.19	First Supplemental Indenture, dated as of August 20, 2010, to the indenture dated as of August 1, 2006 between the Company and Deutsche Bank Trust Company Americas as trustee (filed as an exhibit to Form 8-K filed on August 20, 2010 and incorporated herein by reference).
4.20	Second Supplemental Indenture, dated as of December 7, 2010, to the indenture dated as of August 1, 2006 between the Company and Deutsche Bank Trust Company Americas, as trustee (filed as an exhibit to Form 8-K filed on December 7, 2010 and incorporated herein by reference).
4.21	Officers’ Certificate, dated as of August 20, 2010, establishing the terms of the 8.875% senior notes due 2017 (filed as an exhibit to Form 8-K filed on August 20, 2010 and incorporated herein by reference).
4.22	Officers’ Certificate, dated as of December 7, 2010, establishing the terms of the 8.25% senior notes due 2020 (filed as an exhibit to Form 8-K filed on December 7, 2010 and incorporated herein by reference).
4.23	Indenture, dated as of March 22, 2010, among the Company, Wilmington Trust FSB, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authentication agent (filed as an exhibit to the Form 8-K filed on March 24, 2010 and incorporated herein by reference).

Exhibit
Number	Description

4.24	Registration Rights Agreement, dated as of March 22, 2010, among the Company and Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and UBS Securities LLC, as representatives of the initial purchasers (filed as an exhibit to the Form 8-K filed on March 24, 2010 and incorporated herein by reference).
4.25	Registration Rights Agreement, dated as of April 6, 2010, among the Company and Banc of America Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc. and UBS Securities LLC, as representatives of the initial purchasers (filed as an exhibit to the Form 8-K filed on April 6, 2010 and incorporated herein by reference).
4.26	Indenture, dated as of August 11, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A., as paying agent, security registrar and authentication agent and trustee (filed as an exhibit to Form 8-K filed on August 20, 2010 and incorporated herein by reference).
4.27	Registration Rights Agreement, dated as of August 20, 2010, among the Company and Banc of America Securities LLC, Citigroup Global Markets Inc., and J.P. Morgan Securities Inc., as representatives of the initial purchasers (filed as an exhibit to Form 8-K filed on August 20, 2010 and incorporated herein by reference).
4.28	The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
10.1	Aircraft Facility Agreement, dated as of May 18, 2004, among Whitney Leasing Limited, as borrower, the Company, as guarantor and the Bank of Scotland and the other banks listed therein providing up to $2,643,660,000 (plus related premiums) for the financing of aircraft (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference) and, as most recently amended as of May 30, 2006, to increase the size of the facility to $3,643,660,000, as of May 30, 2007, to extend the termination until May 2008, as of May 29, 2008, to extend the termination until May 2009, and as of May 11, 2009 to increase the size of the facility to $4,643,660,000 and to extend the termination until June 2010 (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference).
10.2	Side Letter Agreement, dated as of February 27, 2010, among the Company, Whitney Leasing Limited, Aircraft SPC-12, Inc., Bank of Scotland PLC, Bank of Scotland PLC, Paris Branch, and Bank of Scotland PLC, Frankfurt Branch (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).
10.3	$2,500,000,000 Five-Year Revolving Credit Agreement, dated as of October 13, 2006, among the Company, CitiCorp USA, Inc., as Administrative Agent, and the other financial institutions listed therein (filed as an exhibit to Form 8-K event date October 18, 2006 and incorporated herein by reference).
10.4	Amendment No. 1, dated as of April 16, 2010, to the $2,500,000,000 Five-Year Revolving Credit Agreement dated as of October 13, 2006, among the Company, CitiCorp USA, Inc., as administrative agent, and the other financial institutions listed therein (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).
10.5	Amendment No. 2, dated as of December 17, 2010, to the $2,500,000,000 Five-Year Revolving Credit Agreement dated as of October 13, 2006, among the Company, CitiCorp USA, Inc., as administrative agent, and the other financial institutions listed therein (filed as an exhibit to Form 8-K filed on December 23, 2010 and incorporated herein by reference).
10.6	Term Loan 1 Credit Agreement, dated as of March 17, 2010, among the Company, ILFC Ireland Limited and ILFC (Bermuda) III, Ltd., as initial intermediate lessees, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent and collateral agent and Goldman Sachs Lending Partners LLC, as syndication agent (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).

Exhibit
Number	Description

10.7	Term Loan 1 Aircraft Mortgage and Security Agreement, dated as of March 17, 2010, among the Company, ILFC Ireland Limited, ILFC (Bermuda) III, Ltd., additional grantors from time to time party thereto and Bank of America, N.A., as collateral agent (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).
10.8	Term Loan 2 Credit Agreement, dated as of March 17, 2010, among Delos Aircraft Inc., as borrower, the Company and certain other subsidiaries as guarantors party thereto, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent and collateral agent and Goldman Sachs Lending Partners LLC, as syndication agent (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).
10.9	Term Loan 2 Security Agreement, dated as of March 17, 2010, among Hyperion Aircraft Inc., Delos Aircraft Inc., Artemis (Delos) Limited, Apollo Aircraft Inc., the additional grantors from time to time party thereto and Bank of America, N.A., as collateral agent (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).
10.10	Security and Guarantee Agreement, dated as of April 16, 2010, among Citicorp USA, Inc., as collateral agent, and Flying Fortress Inc., Flying Fortress US Leasing Inc., Flying Fortress Ireland Leasing Limited and the additional guarantors named therein, as the guarantors (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).
10.11 †	Employment Letter, dated May 17, 2010, between Henri Courpron and American International Group, Inc. (filed as an exhibit to the Form 8-K filed on May 19, 2010 and incorporated herein by reference).
10.12	Aircraft Mortgage and Security Agreement and Guaranty, dated as of August 11, 2010, among the Company, ILFC Ireland Limited, ILFC (Bermuda) III, Ltd., the additional grantors referred to therein, and Wells Fargo Bank Northwest, National Association (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference).
10.13	$2,000,000,000 Three-Year Revolving Credit Agreement, dated as of January 31, 2011, among the Company, the banks named therein and Citibank, N.A., as administrative agent (filed as an exhibit to Form 8-K filed on January 31, 2011 and incorporated herein by reference).
12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.
23	Consent of PricewaterhouseCoopers LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President and Chief Financial Officer.
32.1	Certification under 18 U.S.C., Section 1350

†	Indicates a management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To The Shareholders and Board of Directors
of International Lease Finance Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholder’s equity and cash flows present fairly, in all material respects, the financial position of International Lease Finance Corporation, a wholly-owned subsidiary of American International Group, Inc. (“AIG”), and its subsidiaries (the “Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California

March 9, 2011

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	December 31,
	2010	2009

ASSETS
Cash, including interest bearing accounts of $3,058,747 (2010) and $324,827 (2009)	$3,067,697	$336,911
Restricted cash, including interest bearing accounts of $402,373 (2010) and $246,115 (2009)	457,053	315,156
Notes receivable, net of allowance	65,065	102,213
Net investment in finance and sales-type leases	67,620	261,081

Flight equipment under operating leases	51,646,586	57,718,323
Less accumulated depreciation	13,120,421	13,788,522

	38,526,165	43,929,801
Flight equipment held for sale	255,178	13,040
Deposits on flight equipment purchases	184,410	163,221
Lease receivables and other assets	402,932	474,025
Derivative assets, net	60,150	190,857
Variable interest entities assets	—	79,720
Deferred debt issue costs — less accumulated amortization of $181,460 (2010) and $146,933 (2009)	232,576	101,017

	$43,318,846	$45,967,042

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued interest and other payables	$689,606	$474,971
Current income taxes	108,898	80,924
Tax benefit sharing payable to AIG	—	85,000
Loans from AIG Funding	—	3,909,567
Secured debt financing, net of deferred debt discount of $22,309 (2010) and $0 (2009)	9,556,634	3,157,879
Unsecured debt financing, net of deferred debt discount of $47,977 (2010) and $9,556 (2009)	16,997,466	21,644,293
Subordinated debt	1,000,000	1,000,000
Foreign currency adjustment related to foreign currency denominated debt	165,400	391,100
Security deposits, overhaul rental and other customer deposits	1,620,784	1,469,956
Rentals received in advance	284,115	315,154
Deferred income taxes	4,663,939	4,881,558
Variable interest entities liabilities	—	6,464
Commitments and contingencies — Note N

SHAREHOLDERS’ EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B, each series having 500 shares issued and outstanding	100,000	100,000
Common stock — no par value; 100,000,000 authorized shares, 45,267,723 shares issued and outstanding	1,053,582	1,053,582
Paid-in capital	606,367	603,542
Accumulated other comprehensive (loss) income	(58,944)	(138,206)
Retained earnings	6,530,999	6,931,258

Total shareholders’ equity	8,232,004	8,550,176

	$43,318,846	$45,967,042

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Years Ended December 31,
	2010	2009	2008

REVENUES AND OTHER INCOME:
Rental of flight equipment	$4,726,502	$4,928,253	$4,678,856
Flight equipment marketing and gain on aircraft sales	10,637	15,536	46,838
Interest and other	61,741	58,209	98,260

	4,798,880	5,001,998	4,823,954

EXPENSES:
Interest	1,567,369	1,365,490	1,576,664
Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	47,787	(21,450)	39,926
Depreciation of flight equipment	1,954,883	1,959,448	1,864,730
Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed of	550,034	34,730	—
Aircraft impairment charges on flight equipment held for use	948,679	52,938	—
Flight equipment rent	18,000	18,000	18,000
Selling, general and administrative	212,780	196,675	183,356
Other expenses	91,216	—	46,557

	5,390,748	3,605,831	3,729,233

(LOSS) INCOME BEFORE INCOME TAXES	(591,868)	1,396,167	1,094,721
(Benefit) provision for income taxes	(208,110)	500,538	391,596

NET (LOSS) INCOME	$(383,758)	$895,629	$703,125

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

	Market Auction					Accumulated
	Preferred Stock		Common Stock			Other
	Number		Number			Comprehensive
	of		of		Paid-in	(Loss)	Retained
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Total

Balance at December 31, 2007	1,000	$100,000	45,267,723	$1,053,582	$593,455	$(106,219)	$5,387,961	$7,028,779
Common stock dividends							(46,400)	(46,400)
Preferred stock dividends							(5,227)	(5,227)
Comprehensive Income:
Net income							703,125	703,125
Other comprehensive (loss) income:
Cash flow derivative transactions (net of tax of $33,145)						(61,555)		(61,555)
Change in unrealized appreciation securities available-for-sale (net of tax of $157)						(291)		(291)

Comprehensive (loss) income								641,279
Other(a)					6,782			6,782

Balance at December 31, 2008	1,000	100,000	45,267,723	1,053,582	600,237	(168,065)	6,039,459	7,625,213
Preferred stock dividends							(3,830)	(3,830)
Comprehensive (loss) Income:
Net income							895,629	895,629
Other comprehensive (loss) income:
Cash flow derivative transactions (net of tax of ($15,929))						29,583		29,583
Change in unrealized appreciation securities available-for-sale (net of tax of ($149))						276		276

Comprehensive (loss) income								925,488
Other(a)					3,305			3,305

Balance at December 31, 2009	1,000	$100,000	45,267,723	1,053,582	603,542	(138,206)	6,931,258	8,550,176
Preferred stock dividends							(601)	(601)
Deconsolidation of VIEs							(15,900)	(15,900)
Comprehensive (loss) Income:
Net loss							(383,758)	(383,758)
Other comprehensive (loss) income:
Cash flow derivative transactions (net of tax of ($42,542))						79,006		79,006
Change in unrealized appreciation securities available-for-sale (net of tax of ($138))						256		256

Comprehensive (loss) income								(304,496)
Other(a)					2,825			2,825

Balance at December 31, 2010	1,000	$100,000	45,267,723	$1,053,582	$606,367	$(58,944)	$6,530,999	$8,232,004

(a)	We recorded $6,782 during 2008, $3,305 during 2009 and $2,825 during 2010 for compensation expenses, debt issue cost and other expenses paid by AIG on our behalf for which we were not required to pay.

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2010	2009	2008

OPERATING ACTIVITIES:
Net (loss) income	$(383,758)	$895,629	$703,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	1,954,883	1,959,448	1,864,730
Deferred income taxes	(251,603)	387,230	376,416
Derivative instruments	252,254	(57,141)	680,816
Foreign currency adjustment of non-US$ denominated debt	(200,320)	114,620	(507,050)
Amortization of deferred debt issue costs	56,227	40,232	31,325
Amortization of debt discount	11,968	9,363	13,651
Amortization of prepaid lease cost	47,809	51,899	51,108
Write-off of notes receivable	13,913	—	46,557
Aircraft impairment charges and fair value adjustments	1,498,713	87,668	—
Lease expenses related to aircraft sales	91,217	—	—
Other, including foreign exchange adjustments on foreign currency denominated cash and gain on aircraft sales	(32,308)	(36,529)	(65,757)
Changes in operating assets and liabilities:
Lease receivables and other assets	64,111	(43,288)	(63,333)
Accrued interest and other payables	214,651	(70)	(1,372)
Current income taxes	27,974	48,841	170,488
Tax benefit sharing payable to AIG	(85,000)	—	—
Rentals received in advance	(22,388)	15,193	48,580

Net cash provided by operating activities	3,258,343	3,473,095	3,349,284

INVESTING ACTIVITIES:
Acquisition of flight equipment	(240,320)	(2,577,410)	(3,236,848)
Payments for deposits and progress payments	(61,085)	(40,444)	(290,748)
Proceeds from disposal of flight equipment	2,123,581	212,492	428,065
Advances on notes receivable	—	—	(43,854)
Restricted cash	(141,897)	(315,156)	—
Collections of notes receivable	72,015	15,999	9,885
Collections of finance and sales-type leases	32,928	101,170	25,443
Other	(5,370)	(10)	—

Net cash provided by (used in) investing activities	1,779,852	(2,603,359)	(3,108,057)

FINANCING ACTIVITIES:
Net change in commercial paper	—	(1,752,000)	(2,746,555)
Loan from AIG	—	3,900,000	1,671,268
Repayment of loan to AIG	(3,909,567)	—	(1,671,268)
Proceeds from debt financing	9,704,094	1,394,868	9,389,394
Payments to reduce debt financing	(7,989,514)	(6,388,347)	(4,754,551)
Debt issue costs	(189,376)	(49,350)	(23,092)
Payment of common and preferred dividends	(601)	(3,830)	(55,887)
Security and rental deposits received	193,831	79,452	139,232
Security and rental deposits returned	(52,367)	(58,280)	(41,003)
Transfers of security and rental deposits on sales of aircraft	(168,209)	(9,540)	(12,942)
Overhaul rentals collected	500,701	346,966	264,592
Overhaul rentals reimbursed	(313,974)	(383,577)	(212,021)
Transfer of overhaul rentals on sales of aircraft	(96,114)	(4,234)	(11,324)
Net change in other deposits	15,600	8,405	28,128

Net cash (used in) provided by financing activities	(2,305,496)	(2,919,467)	1,963,971

Net increase (decrease) in cash	2,732,699	(2,049,731)	2,205,198
Effect of exchange rate changes on cash	(1,913)	694	(2,022)
Cash at beginning of year	336,911	2,385,948	182,772

Cash at end of year	$3,067,697	$336,911	$2,385,948

(Table continued on following page)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2010	2009	2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest, excluding interest capitalized of $6,539 (2010), $10,360 (2009), and $26,597 (2008)	$1,373,045	$1,370,585	$1,548,492
Income taxes, net	15,519	13,754	(155,305)

2010:
Flight equipment under operating leases in the amount of $2,236,055 was transferred to Flight equipment held for sale, of which $1,992,507 was subsequently sold.
Net investment in finance leases of $192,161 was transferred to Flight equipment under operating leases.
Two aircraft with aggregate net book value of $66,581 were converted into sales-type leases aggregating $30,230 with $36,351 charged to income.
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

An aircraft’s net book value of $10,521 was reclassified to Lease receivables and other assets in the amount of $2,400 with a $7,507 charge to income when reclassified to an asset held for sale. See Note P of Notes to Consolidated Financial Statements.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Organization:  International Lease Finance Corporation’s (the “Company,” “ILFC,” “management,” “we,” “our,” “us”) primary business operation is to acquire new commercial jet aircraft from aircraft manufacturers and other parties and lease those aircraft to airlines throughout the world. We also provide fleet management services to investors and/or owners of aircraft portfolios for a management fee. In addition to our leasing and fleet management activities, at times we sell aircraft from our leased aircraft fleet to other leasing companies, financial services companies, and airlines. We have also provided asset value guarantees and a limited number of loan guarantees to buyers of aircraft or to financial institutions for a fee. We execute our leasing and financing operations through a variety of subsidiaries and Variable Interest Entities (“VIEs”) that are consolidated in our financial statements. In terms of the number and value of transactions concluded, we are a major owner-lessor of commercial jet aircraft.

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

Note A —	Basis of Preparation

The accompanying consolidated financial statements include our accounts, accounts of all other entities in which we have a controlling financial interest, as well as accounts of VIEs in which we are the primary beneficiary. Prior to January 1, 2010, the primary beneficiary of a VIE was defined as the party with a variable interest in an entity that absorbs the majority of the expected losses of the VIE, receives the majority of the expected residual returns of the VIE, or both. On January 1, 2010, a new accounting standard became effective that changed the primary beneficiary to the enterprise that has the power to direct the activities of a VIE that most significantly affect the entity’s economic performance, in addition to looking at which party absorbs losses and has the right to receive benefits, as further discussed in Note B — Recent Accounting Pronouncements. See Note O — Variable Interest Entities for further discussions of VIEs. All material intercompany accounts have been eliminated in consolidation. Results for the period ended December 31, 2010 include out of period adjustments of $40.9 million related to prior years. See Note T — Out of Period Adjustments.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain amounts have been reclassified in the 2009 and 2008 Consolidated Statements of Operations and Statements of Cash Flows to conform to our 2010 presentation. During the annual and quarterly periods ended December 31, 2010, we changed (i) the presentation of the Provision for overhauls from operating expenses to a reduction of Rental of flight equipment revenues and (ii) the presentation of the impairment charges, fair value adjustments and lease related charges recorded in Flight equipment marketing and gain on aircraft sales revenues to operating expenses. The details of these classification errors are provided below for the 2009 and 2008 prior annual periods, and in Note V — Quarterly Financial Information for the quarterly prior periods. Management has determined after evaluating the quantitative and qualitative aspects of the revised classifications that our current and prior period financial statements are free of material errors. None of the revised classifications affected our earnings before income taxes or net earnings in any period.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note A —	Basis of Preparation (Continued)

	2009		2008
	Previously		Previously
	Reported	Revised	Reported	Revised
		(Dollars in thousands)

Statements of Operations
Rental of flight equipment	$5,275,219	$4,928,253	$4,943,448	$4,678,856
Flight equipment marketing and gain on aircraft sales	(11,687)	15,536	46,838	46,838
Total revenues	5,321,741	5,001,998	5,088,546	4,823,954
Provision for overhauls	346,996	—	264,592	—
Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed of	—	34,730	—	—
Aircraft impairment charges on flight equipment held for use	—	52,938	—	—
Other expenses	60,445	—	46,557	46,557
Total expenses	3,925,574	3,605,831	3,993,825	3,729,233
Statements of Cash Flows
Cash flows from operating activities	3,512,881	3,473,095	3,389,521	3,349,284
Cash flows from investing activities	(2,629,846)	(2,603,359)	(3,149,797)	(3,108,057)
Cash flows from financing activities	(2,932,766)	(2,919,467)	1,965,474	1,963,971

Note B —	Summary of Significant Accounting Policies

Principles of Consolidation:  The accompanying consolidated financial statements include the results of all entities in which we have a controlling financial interest, as well as accounts of VIEs in which we are the primary beneficiary (“PB”). Prior to January 1, 2010, the PB of a VIE was defined as the party with a variable interest in an entity that absorbs the majority of the expected losses of the VIE, receives the majority of the expected residual returns of the VIE, or both. On January 1, 2010, a new accounting standard became effective that changed the primary beneficiary to the enterprise that has the power to direct the activities of a VIE that most significantly affect the entity’s economic performance, in addition to looking at which party absorbs losses and has the right to receive benefits. See Note O — Variable Interest Entities. Investments in equity securities in which we have more than a 20% interest, but do not have a controlling interest and are not the primary beneficiary, are accounted for under the equity method of accounting. Investments in which we have less than a 20% interest are carried at cost. At December 31, 2010 and 2009, we had no investments accounted for under the equity method of accounting.

Variable Interest Entities:  We consolidate VIEs in which we have determined that we are the PB. We use judgment when determining (i) whether an entity is a VIE; (ii) who are the variable interest holders; (iii) the exposure to expected losses and returns of each variable interest holder; and (iv) ultimately which party is the PB. When determining which party is the PB, we perform an analysis which considers (i) the design of the VIE; (ii) the capital structure of the VIE; (iii) the contractual relationships between the variable interest holders; (iv) the nature of the entities’ operations; and (v) purposes and interests of all parties involved. We re-evaluate whether we are the PB for VIEs when certain events occur. The re-evaluation occurs when an event changes the manner in which the variable interests are allocated across the variable interest holders. We also reconsider our role as PB when we sell, or otherwise dispose of, all or part of our variable interests in a VIE, or when we acquire additional variable interests in a VIE.

Lease Revenue:  We lease flight equipment principally under operating leases and recognize rental revenue ratably over the life of the lease. The difference between the rental revenue recognized and the cash received under

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B —	Summary of Significant Accounting Policies (Continued)

the provisions of our leases is included in Lease receivables and other assets on our Consolidated Balance Sheets. Past-due rental revenue is recognized on the basis of management’s assessment of collectability. Management monitors all lessees that are behind in lease payments and discusses relevant operational and financial issues faced by our lessees with our marketing executives to determine the amount of rental revenue to recognize for past due amounts. Our customers make lease payments in advance and we generally recognize rental revenue only to the extent we have received payments or hold security deposits. In certain cases, leases provide for additional rental revenue based on usage. The usage may be calculated based on hourly usage or on the number of cycles operated, depending on the lease contract. A cycle is defined as one take-off and landing. The usage is typically reported monthly by the lessee. Rental revenue received under the lease agreements, but unearned, is included in Rentals received in advance on our Consolidated Balance Sheets until earned.

Lease revenues from the rental of flight equipment are reduced by payments received directly by us or by our customers from the aircraft and engine manufacturers. In certain circumstances, the manufacturers establish notional accounts for our benefit, to which they credit amounts when we purchase and take delivery of and lease aircraft. The manufacturers have established these notional accounts to assist us, and as an incentive for us, to place their equipment with customers. Amounts credited to the notional accounts are used at our direction, subject to certain limitations set forth in our contracts with the manufacturers, to protect us from certain events, including loss when airline customers default on lease payment obligations, to provide lease subsidies and other incentives to our airline customers in connection with leases of certain aircraft and to reduce our cost of aircraft purchased. Also see Flight Equipment below.

Overhaul Rentals:  Under the provisions of all of our leases, lessees are responsible for maintenance and repairs, including major maintenance (overhauls) over the term of the lease. Under the provisions of many of our leases, we receive overhaul rentals based on the usage of the aircraft. For certain airframe and engine overhauls, we reimburse the lessee for costs incurred up to, but not exceeding, related overhaul rentals that the lessee has paid to us.

Overhaul rentals are included under the caption Rental of flight equipment in our Consolidated Statements of Operations. We recognize overhaul rentals received as revenue net of estimated overhaul reimbursements. Management periodically evaluates the overhaul reimbursement rate, and adjusts the overhaul rental revenue recognized accordingly. Management determines the estimated future overhaul reimbursement rate based on quantitative and qualitative information including: (i) changes in historical overhaul pay-out rates from period to period; (ii) trends in overhaul reimbursements identified during our quarterly aircraft cost review; (iii) trends in the historical overhaul pay-out percentages for expired leases; (iv) future trends in the industry, including the overhaul model; (v) future estimates of overhaul pay-out rates on leases scheduled to expire; (vi) changes in our business model or aircraft portfolio strategies; and (vii) other factors identified that affect the future overhaul pay-out percentages. Except as disclosed under Capitalized Overhaul Costs and Initial Direct Costs and Lease Incentive Costs, we generally do not contribute to the cost of overhauls when we do not receive overhaul rentals.

Capitalized Overhaul Costs:  When an aircraft is repossessed or when a lessee defaults on its lease obligations, we may be required to perform major maintenance on the aircraft. In these instances, if we have not received overhaul rentals under the lease, we capitalize the costs of the overhaul, to the extent that those costs meet the recognition criteria of an asset, and amortize those costs over the period until the next estimated overhaul event.

Return Condition Payments:  We may receive payments from our lessees at the conclusion of a lease, rather than requiring the lessee to make the required repairs to meet return conditions. These return condition payments are generally negotiated as a concession to the lessee to facilitate an efficient return of the aircraft, which generally causes the aircraft to be delivered to the next lessee in a condition less than anticipated in the lease negotiations. In connection with the negotiation surrounding the delivery of the aircraft to the next lessee, the return condition payments are recorded as a deferred liability on our Consolidated Balance Sheets until the follow-on lessee

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B —	Summary of Significant Accounting Policies (Continued)

commitment is known, including the amount we will be required to pay to the follow-on lessee to compensate for the deficient delivery conditions. Any deferred liability amounts in excess of the follow-on lease commitments are recognized as revenue once the estimate of the follow-on commitment has been determined.

In the event we do not receive return condition payments from a prior lessee, or the return condition payment is not sufficient to cover a follow-on commitment, and we agree to reimburse a lessee for certain future maintenance costs, we capitalize and amortize those costs as a reduction of lease revenue over the term of the lease.

Initial Direct Costs and Lease Incentive Costs:  We treat internal costs and other costs incurred in connection with identifying, negotiating and delivering aircraft to our lessees as period costs. Amounts paid by us to lessees, or other parties, in connection with the lease transactions and lessee specific modifications such as those related to modifications of the aircraft cabin are capitalized as lease incentive costs and amortized over the term of the lease as a reduction of lease revenue.

Flight Equipment Marketing and Gain on Aircraft Sales:  We market flight equipment on our behalf and on behalf of independent third parties. Flight equipment marketing consists of gains generated from the sale of flight equipment and commissions generated from leasing and sales of managed aircraft. Flight equipment sales are recorded when substantially all of the risks and rewards of ownership have passed to the new owner. Provisions for retained lessee obligations are recorded as reductions to Flight equipment marketing at the time of the sale.

Cash:  We consider cash and cash equivalents to be cash on hand and highly liquid investments with original maturity dates of 90 days or less. At December 31, 2010 and 2009, respectively, cash and cash equivalents consisted of cash on hand and time deposits.

Restricted Cash:  Restricted cash consists of segregated security deposits, maintenance reserves, and rental payments related to aircraft funded under the 1999 and 2004 ECA facilities and proceeds from certain secured financings that becomes available to us as we transfer collateral to certain subsidiaries created to hold the aircraft serving as collateral, for such indebtedness. See Note G — Debt Financing.

Foreign Currency:  Assets and liabilities denominated in foreign currencies are translated into US dollars using the exchange rates at the balance sheet date. Foreign currency transaction gains or losses are translated into US dollars at the transaction date.

Flight Equipment under Operating Leases:  Flight equipment under operating leases is stated at cost. Purchases, major additions and modifications and interest on deposits during the construction phase are capitalized. Under the provisions of all of our leases, lessees provide and are responsible for normal maintenance and repairs, including major maintenance (overhauls) over the term of the lease, and compliance with return conditions. We generally depreciate passenger aircraft, including those acquired under capital leases, using the straight-line method over a 25-year life from the date of manufacture to a 15% residual value. For freighter aircraft, depreciation is computed using the straight-line method to a zero residual value over its useful life of 35 years. We had ten freighter aircraft in our fleet at each of December 31, 2010 and 2009. We review the residual values of our aircraft periodically to determine if those values are appropriate, including aircraft that have been impaired and aircraft that are out of production. When a residual value changes we adjust our depreciation rates on a prospective basis.

In certain circumstances the aircraft and engine manufacturers establish notional accounts for our benefit, to which they credit amounts when we purchase and take delivery of and lease aircraft. The manufacturers have established these notional accounts to assist us, and as an incentive for us, to place their equipment with customers. Amounts credited to the notional accounts are used at our direction, subject to certain limitations set forth in our contracts with the manufacturers, to protect us from certain events, including loss when airline customers default on lease payment obligations, to provide lease subsidies and other incentives to our airline customers in connection with leases of certain aircraft and to reduce our cost of aircraft purchased. The amounts credited are recorded as a

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B —	Summary of Significant Accounting Policies (Continued)

reduction in Flight equipment under operating leases with a corresponding entry to a receivable, until we utilize the funds. The receivable is included in Lease receivables and other assets on our Consolidated Balance Sheets. At December 31, 2010, we had closed our major notional accounts and we do not anticipate any future material activity in any notional account. Future amounts paid to us by the manufacturers will be recorded directly as a reduction to Flight equipment under operating leases.

Impairments on Flight Equipment Held for Use:  Management evaluates quarterly the need to perform a recoverability assessment of held for use aircraft considering the requirements under GAAP and performs this assessment at least annually for all aircraft in our fleet. Recurring recoverability assessments are performed whenever events or changes in circumstances indicate that the carrying amount of our aircraft may not be recoverable, which may require us to change our assumptions related to future estimated cash flows. These events or changes in circumstances considered include potential sales, changes in contracted lease terms, changes in the status of a lease, re-lease, not subject to lease, changes in portfolio strategies, changes in demand for a particular aircraft type and changes in economic and market circumstances. Economic and market circumstances include the risk factors affecting the airline industry.

The undiscounted cash flows in the recoverability assessment consist of cash flows from currently contracted leases, future projected lease cash flows, including contingent rentals and an estimated disposition value, as appropriate, for each aircraft. Management is very active in the aircraft leasing industry and develops the assumptions used in the recoverability assessment based on its knowledge of active lease contracts, current and future expectations of the global demand for a particular aircraft type and historical experience in the aircraft leasing market and aviation industry, as well as information received from third party industry sources. The assumptions of undiscounted cash flows developed are estimates and may change due to: (i) changes in contracted lease rates due to restructuring of lease payments and terms of leases and changes in lease term due to early termination and extension of leases; (ii) changes in future lease rates and residual values due to demand for a particular aircraft type caused by risk factors affecting the airline industry; (iii) changes in lease rates and disposition values caused by the global economic environment; (iv) changes in the anticipated time period that an aircraft can be economically leased; (v) changes in the timing of disposal or planned disposal of aircraft in the fleet; and (vi) changes in how the aircraft will be deployed in our business. In the event that an aircraft does not meet the recoverability assessment, the aircraft will be recorded at fair value in accordance with our Fair Value Policy resulting in an impairment charge. Our Fair Value Policy is described below under “— Fair Value Measurements.” Impairment charges recognized related to our fleet held for use are classified in Selling, general and administrative, or if material, are presented separately on our Statements of Operations.

Flight Equipment Held for Sale:  We classify aircraft as Flight equipment held for sale when all the criteria under GAAP are met. Aircraft classified as Flight equipment held for sale are recorded at the lower of their carrying amount or estimated fair value less estimated costs to sell. If the carrying value of the aircraft exceeds its estimated fair value, then a fair value adjustment is recognized in Selling, general and administrative, or if material, presented separately on our Consolidated Statements of Operations. We cease recognizing depreciation at the time the aircraft is transferred to Flight equipment held for sale.

Management evaluates all contemplated aircraft sale transactions to determine whether all the required criteria have been met under GAAP to classify aircraft as Flight equipment held for sale. Management uses judgment in evaluating these criteria. Due to the significant uncertainties of potential sale transactions, the held for sale criteria generally will not be met unless the aircraft is subject to a signed sale agreement, or management has made a specific determination and obtained appropriate approvals to sell a particular aircraft or group of aircraft. At the time aircraft are sold, or classified as Flight equipment held for sale, the cost and accumulated depreciation are removed from the related accounts.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B —	Summary of Significant Accounting Policies (Continued)

Investment in finance and sales-type-leases:  If a lease meets specific criteria under GAAP at the inception of the lease, then we recognize the lease as a Net investment in finance and sales-type lease on our Consolidated Balance Sheets. For sales-type leases we de-recognize the aircraft from our Consolidated Balance Sheets and recognize the difference of the aircraft carrying value and the Net investment in finance and sales-type leases in our Consolidated Statements of Operations. The amounts recognized for finance and sales-type leases consist of lease receivables, plus the estimated unguaranteed residual value of the leased flight equipment on the lease termination date, less the unearned income. The unearned income is recognized as Interest and other in our Consolidated Statements of Operations over the lease term in a manner that produces a constant rate of return on the Net investment in finance and sales-type lease.

Allowance and Provision for Credit Losses:  An allowance or provision for credit losses is established if there is evidence that we will be unable to collect all amounts due according to the original contractual terms of the Net investment in finance and sales-type receivables and notes receivable (“Financing Receivables”). Financing Receivables comprise net investment in finance and sales-type leases recognized at the gross investment in the lease, less unearned income, and notes receivable recognized at cost. The allowance for credit losses is reported as a reduction of the Financing Receivables carrying value on the Consolidated Balance Sheets. Additions to the allowance and provision for credit losses are recorded in our Consolidated Statements of Operations in Selling, general and administrative expenses, or separately in Other expenses, if material.

Allowances and provisions for credit losses are evaluated periodically and on an individual note and customer level. Notes receivables are considered impaired when we determine that it is probable that we will not be able to collect all amounts due according to the original contractual terms. Individual credit exposures are evaluated based on the realizable value of any collateral, and payment history. The estimated recoverable amount is the value of the expected future cash flows, including amounts that may be realized with the repossession of the collateral. Allowances for specific credit losses are established for the difference between the carrying amount and the estimated recoverable amount. The accrual of interest income based on the original terms of the Notes receivable is discontinued based on the facts and circumstances of the individual credit exposure, and any future interest income is recorded based on cash receipts. Any subsequent changes to the amounts and timing of the expected future cash flows compared with the prior estimates result in a change in the allowance for credit losses and are charged or credited to Selling general and administrative expense. An allowance is generally reversed only when cash is received in accordance with the original contractual terms of the note. A write-off of the Notes receivable is made when all hope of recoverability has been abandoned or amounts have been forgiven. Write-offs are charged against previously established allowances for credit losses. Recoveries in part or in full of amounts previously written off are credited to credit loss expense.

Collectability:  The evaluation of the collectability of the finance and sales-type leases considers the credit of the lessee and the value of the underlying aircraft. As of December 31, 2010 and 2009 there were no allowances for credit losses on any of the finance and sales-type leases.

Capitalized Interest:  We borrow funds to finance progress payments for the construction of flight equipment ordered. We capitalize the interest incurred on such borrowings. This amount is calculated using our composite borrowing rate and is included in the cost of the flight equipment.

Deferred Debt Issue Costs:  We incur costs in connection with issuing debt financing. These costs are capitalized and amortized over the life of the debt using the effective interest method and recognized as an increase to interest expense.

Derivative Financial Instruments:  We employ a variety of derivative financial instruments to manage our exposure to interest rate risks and foreign currency risks. Derivatives are recognized on our Consolidated Balance Sheets at fair value. AIG Financial Products Corp (“AIGFP”), a related party, is the counterparty to all our interest

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B —	Summary of Significant Accounting Policies (Continued)

swaps and foreign currency swaps. We obtain our derivative fair values on a quarterly basis from AIG. We apply either fair value or cash flow hedge accounting when transactions meet specified criteria for hedge accounting treatment. If the derivative does not qualify for hedge accounting, the gain or loss is immediately recognized in earnings. If the derivative qualifies for hedge accounting and is designated and documented as a hedge, changes in fair value of the hedge are either recognized in income along with the change in fair value of the item being hedged for fair value hedges, or recorded in Accumulated other comprehensive income (“AOCI”) to the extent the hedge is effective for cash flow hedges. We reclassify final settlements on derivative instruments to financing activities in our Consolidated Statements of Cash Flow.

At the time the derivative is designated as a hedge, we formally document the relationship between hedging instrument and hedged item including risk management objectives and strategies for undertaking the hedge transactions. This includes linking the derivative designated as a fair value, a cash flow, or a foreign currency hedge to a specific asset or liability on the balance sheet. We also assess both at the hedge’s inception and on an ongoing basis whether the hedge has been and is expected to be highly effective in offsetting changes in the fair value or cash flow of hedged item. We use the “hypothetical derivative method” when we assess the effectiveness of a hedge. When it is determined that a hedge is not or has ceased to be highly effective as a hedge, we discontinue hedge accounting, as discussed below.

We discontinue hedge accounting prospectively when (i) we determine that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (ii) the derivative expires or is sold, terminated, or exercised; or (iii) management determines that designating the derivative as a hedging instrument is no longer appropriate.

In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings. The remaining balance in AOCI at the time we discontinue hedge accounting for cash flow hedges is amortized into income over the remaining life of the derivative contract.

Other Comprehensive Income (Loss):  We report gains and losses associated with changes in the fair value of derivatives designated as cash flow hedges and unrealized gains and losses on marketable securities classified as “available-for-sale” in comprehensive income or loss.

Guarantees:  We recognize the fee paid to us as the initial carrying value of the guarantee which is included in Accrued interest and other payables on our Consolidated Balance Sheets. Since the amount received represents the market rate that would be charged for similar agreements, management believes that the carrying value approximates the fair value of these instruments at the date of issuance of the guarantee. The fee received is recognized ratably over the guarantee period. When it becomes probable that we will be required to perform under a guarantee, we accrue a separate liability, if it is reasonably estimable, measured as the shortfall between the fair value and the guaranteed value of the aircraft. We reverse the liability only when there is no further exposure under the guarantee. See Note N — Commitments and Contingencies for more information on guarantees.

Fair Value Measurements:  Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We measure the fair value of our derivatives on a recurring basis and measure the fair values of aircraft, investment in finance and sales-type leases and asset value guarantees on a non-recurring basis. See Note P — Fair Value Measurements for more information on fair value.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B —	Summary of Significant Accounting Policies (Continued)

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

Stock-based Compensation:  We participate in AIG’s share-based payment and liability award programs and our share of the calculated costs is allocated to us by AIG. Compensation expense is recognized over the period during which an employee is required to provide service in exchange for the share-based payment. See Note M — Employee Benefit Plans.

Recent Accounting Pronouncements:

We adopted the following accounting standards during 2010:

Accounting for Transfers of Financial Assets

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard addressing transfers of financial assets that, among other things, removes the concept of a qualifying special-purpose entity (“QSPE”) from the FASB Accounting Standards Codification (“ASC”) and removes the exception from applying the consolidation rules to QSPEs. The new standard was effective for interim and annual periods beginning on January 1, 2010. Earlier application was prohibited. The adoption of the new standard had no effect on our consolidated financial position, results of operations, or cash flows, as we are not involved with any QSPEs.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B —	Summary of Significant Accounting Policies (Continued)

January 1, 2010, with earlier application prohibited. We determined that we were not involved with any VIEs that were not previously consolidated and had to be consolidated as a result of the adoption of this standard. However, we determined that we do not control the activities that significantly impact the economic performance of ten of the VIEs that were consolidated as of the adoption of the standard. Accordingly, on January 1, 2010, we deconsolidated these entities and we removed from our consolidated balance sheet Assets of VIEs and Liabilities of VIEs of $79.7 million and $6.5 million, respectively. The assets and liabilities of these entities were previously reflected on our Consolidated Balance Sheet at December 31, 2009. As a result of the adoption of this standard, we recorded a $15.9 million charge, net of tax, to beginning retained earnings on January 1, 2010. See Note O — Variable Interest Entities.

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

Disclosures of the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued an accounting standards update to require enhanced, disaggregated disclosures regarding the credit quality of financing receivables and the allowance for credit losses. The update is effective for interim and annual reporting periods ending on or after December 15, 2010. Because this update only modifies disclosure requirements, its adoption had no effect on our consolidated financial position, results of operations or cash flows.

We adopted the following accounting standards during 2009:

Business Combinations:  In December 2007, the Financial Accounting Standards Board (“FASB”) issued an accounting standard that changed the accounting for business combinations in a number of ways, including broadening the transactions or events that are considered business combinations; requiring an acquirer to recognize 100% of the fair value of certain assets acquired, liabilities assumed, and non-controlling (i.e., minority) interests; and recognizing contingent consideration arrangements at their acquisition-date fair values with subsequent changes in fair value generally reflected in income, among other changes. We adopted the new standard for business combinations for which the acquisition date is on or after January 1, 2009. Our adoption of this guidance did not have any effect on our consolidated financial position, results of operations or cash flows, but may have an effect on the accounting for future business combinations, if any.

Non-controlling Interests in Consolidated Financial Statements:  In December 2007, the FASB issued an accounting standard that requires non-controlling (i.e., minority) interests in partially owned consolidated

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B —	Summary of Significant Accounting Policies (Continued)

subsidiaries to be classified in the consolidated balance sheet as a separate component of equity, or in the mezzanine section of the balance sheet (between liabilities and equity) if such interests do not qualify for “permanent equity” classification. The new standard also specifies the accounting for subsequent acquisitions and sales of non-controlling interests and how non-controlling interests should be presented in the consolidated statement of operations. The non-controlling interests’ share of subsidiary income (loss) should be reported as a part of consolidated net income (loss) with disclosure of the attribution of consolidated net income to the controlling and non-controlling interests on the face of the consolidated statement of operations. This new standard became effective for us beginning with financial statements issued for the first quarter of 2009. This standard had to be adopted prospectively, except that non-controlling interests should be reclassified from liabilities to a separate component of shareholders’ equity and consolidated net income should be recast to include net income attributable to both the controlling and non-controlling interests retrospectively. We had no recorded minority interest in our consolidated VIEs and therefore the adoption of this accounting standard did not have any effect on our consolidated financial position, results of operations or cash flows.

Disclosures about Derivative Instruments and Hedging Activities:  In March 2008, the FASB issued an accounting standard that requires enhanced disclosures about (i) how and why a company uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for; and (iii) how derivative instruments and related hedged items affect a company’s consolidated financial condition, results of operations, and cash flows. We adopted the new standard for the interim period ended March 31, 2009. Because this new accounting standard only requires additional disclosures about derivatives, it did not have any effect on our consolidated financial position, results of operations, or cash flows. See Note Q — Derivative Financial Instruments herein for related disclosures.

Employers’ Disclosures about Postretirement Benefit Plan Assets:  In December 2008, the FASB issued an accounting standard that requires more detailed disclosures about an employer’s plan assets, including the employer’s investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair values of plan assets. We adopted this standard for the annual period ended December 31, 2009. Because this standard only requires additional disclosures, it did not have any effect on our consolidated financial position, results of operations, or cash flows. See Note M — Employee Benefit Plans.

Disclosures about Transfers of Financial Assets and Variable Interest Entities:  In December 2008, the FASB issued an accounting standard that amends and expands the disclosure requirements regarding transfers of financial assets and a company’s involvement with VIEs. The standard was effective for interim and annual periods ending after December 15, 2008. Because this standard only requires additional disclosures, it did not have any effect on our consolidated financial position, results of operations, or cash flows. See Note O — Variable Interest Entities.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B —	Summary of Significant Accounting Policies (Continued)

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

FASB Accounting Standards Codification:  In June 2009, the FASB issued an accounting standard that established the FASB ASC, which became the source of authoritative GAAP for non-governmental entities effective for the period ended September 30, 2009. Rules and interpretive releases of the SEC, under authority of federal securities laws, are also sources of authoritative GAAP for SEC registrants. On the effective date of this standard, the ASC superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC became non-authoritative. We adopted the new standard for the interim period ended September 30, 2009, its effective date. The adoption did not have any effect on our consolidated financial position, results of operations or cash flows.

Measuring Liabilities at Fair Value:  In August 2009, the FASB issued an accounting standards update to clarify how the fair value measurement principles should be applied when measuring liabilities carried at fair value. The update explains how to prioritize market inputs in measuring liabilities at fair value and what adjustments to market inputs are appropriate for debt obligations that are restricted from being transferred to another obligor. The update is effective for interim and annual periods ending after December 15, 2009. We adopted this standard for the annual period ended December 31, 2009. The adoption of the update did not have any effect on our consolidated financial position, results of operations or cash flows, but affected the way we value our debt when disclosing its fair value. See Note R — Fair Value Disclosures of Financial Instruments.

We adopted the following accounting standards during 2008:

Fair Value Measurements:  In September 2006, the FASB issued an accounting standard that defines fair value, established a framework for measuring fair value and expanded disclosures regarding fair value measurement but did not change existing guidance about whether an asset or liability is carried at fair value. The fair value measurement and related disclosure guidance in the newly issued standard does not apply to fair value measurements associated with share-based awards accounted for in accordance with the accounting standard that governs Share-Based Payments. The most significant effect of our adopting this standard was a change in the valuation methodologies for derivative instruments historically carried at fair value. The change primarily was to incorporate counterparties’ credit risk and market liquidity risk factors in the fair value measurement. We adopted the standard on January 1, 2008. Our derivative instruments are designated as cash flow hedges and the changes resulted in an incremental reduction of the fair value of the derivative assets of $19.8 million for the year ended December 31, 2008. The adjustment was recorded in OCI.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B —	Summary of Significant Accounting Policies (Continued)

Application of Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement:  In February 2008, the FASB issued a Staff Position, which amends the scope of fair value measurements to exclude Accounting for Leases,  and its related interpreted accounting pronouncements.

Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active:  In October 2008, the FASB issued a staff position that provides guidance clarifying certain aspects of fair value measurements with respect to the fair value measurements of a security when the market for that security is inactive. We adopted this guidance prospectively in the third quarter of 2008. The adoption of this staff position did not have any impact on our consolidated financial position or results of operations.

The Fair Value Option for Financial Assets and Financial Liabilities:  In February 2007, the FASB issued a standard that permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. The standard establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value and permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability, or upon an event that gives rise to a new basis of accounting for that instrument. We adopted the standard on January 1, 2008. The adoption of this statement had no impact on our financial position, results of operations or cash flows, because we did not elect to measure any assets or liabilities not already required under GAAP to be reported at fair value.

Modification to Offsetting of Amounts Related to Certain Contracts:  In April 2007, the FASB issued a staff position that permits companies to offset cash collateral receivables or payables against derivative instruments under certain circumstances. We adopted the staff position in January 2008. At December 31, 2008, we did not have any cash collateral receivables or payables to offset against derivative instruments.

Disclosures about Credit Derivatives and Certain Guarantees:  In September 2008, the FASB issued a Staff Position that required additional disclosures by sellers of credit derivatives, including derivatives embedded in a hybrid instrument, and required additional disclosure about the current status of the payment/performance risk of a guarantee. We adopted the staff position at December 31, 2008. The adoption of this staff position did not have any effect on our consolidated financial position, results of operations or cash flows. See Note N — Commitments and Contingencies  herein for additional disclosures.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities:  In December 2008, the FASB issued a staff position that changed the criteria for determining the primary beneficiary of a VIE. The primary beneficiary is the party that consolidates the VIE. The amendment would identify the party that has the ability to direct matters that most significantly affect the activities of the VIE as the primary beneficiary. At December 31, 2008, we consolidated ten VIEs, each owning one aircraft which it leases out. The adoption of this amendment did not have any effect on our consolidated financial position, results of operations or cash flows. See Note O — Variable Interest Entities  for additional disclosures.

Amendments to the Impairment Guidance:  In January 2009, the FASB issued a staff position that amended the existing impairment guidance for Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The staff position also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements as defined under the guidance for Accounting for Certain Investments in Debt and Equity Securities” and other related guidance. We adopted this guidance in the fourth quarter of 2008. The adoption of did not have any effect of our consolidated financial condition or results of operations or cash flows.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note C —	Related Party Transactions

Intercompany Allocations and Fees:  We are party to cost sharing agreements, including tax, with AIG. Generally, these agreements provide for the allocation of corporate costs based upon a proportional allocation of costs to all subsidiaries. We also pay other subsidiaries of AIG fees related to management services provided for certain of our foreign subsidiaries. We earned management fees from two trusts consolidated by AIG for the management of aircraft we have sold to the trusts. AIG paid certain expenses on our behalf which increased Paid-in capital. See Note I — Shareholders’ Equity.

Loans from AIG Funding Inc.:  In September 2008, we borrowed approximately $1.7 billion from AIG Funding Inc., a subsidiary of AIG, which we repaid in full October 2008. During the year ended December 31, 2009, we entered into credit agreements aggregating approximately $3.9 billion with AIG Funding Inc, which were paid in full on August 20, 2010. See Note G — Debt Financings.

Derivatives and Insurance Premiums:  All of our interest rate swap and foreign currency swap agreements are with AIGFP, a related party. See Note P — Fair Value Measurements and Note Q — Derivative Financial Instruments. In addition, we purchase insurance through a broker who may place part of our policies with AIG. Total insurance premiums were $7.3 million, $6.8 million and $5.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Our financial statements include the following amounts involving related parties:

Statement of Operations	2010	2009	2008
	(Dollars in thousands)

Expense (income):
Interest expense on loan from AIG	$157,926	$100,504	$6,825
Effect from derivatives on contracts with AIGFP(a)	45,725	(22,097)	39,926
Interest on derivative contracts with AIGFP	91,988	86,327	24,385
Lease revenue related to hedging of lease receipts with AIGFP(a)	224	723	6,718
Allocation of corporate costs from AIG	30,512	8,683	13,167
Management fees received	(9,429)	(9,457)	(9,808)
Management fees paid to subsidiaries of AIG	425	910	839

	December 31,
Balance Sheet	2010	2009
	(Dollars in thousands)

Asset (liability):
Loans payable to AIG Funding	$—	$3,909,567
Derivative assets, net(a)	58,187	186,771
Income taxes (payable) to AIG	(108,784)	(80,924)
Taxes benefit sharing payable to AIG	—	(85,000)
Accrued corporate costs payable to AIG	(20,753)	(5,298)
Accrued interest payable to AIG	—	(672)

(a)	See Note Q — Derivative Financial Instruments for all derivative transactions

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note D —	Aircraft Impairment

We recorded the following impairment charges and fair value adjustments on flight equipment during the years ended December 31, 2010 and 2009. We did not record any impairment charges or fair value adjustments on flight equipment during 2008.

	December 31,
	2010		2009
		Impairment		Impairment
		Charges and		Charges and
	Aircraft	Fair Value	Aircraft	Fair Value
	Impaired	Adjustments	Impaired	Adjustments
	(Dollars in millions)

Impairment charges and fair value adjustments on Flight equipment held for sale or aircraft designated for part-out	62	$(394.9)	2	$(10.6)
Impairment charges and fair value adjustments of aircraft likely to be sold or sold	15	(155.1)	5	(24.1)

Aircraft Impairment charges and fair value adjustments on flight equipment sold or to be disposed of	77	(550.0)	7	(34.7)
Impairment charges on aircraft held for use due to Airbus announcement of its neo aircraft	61	(557.4)	0	0
Impairment charges on aircraft due to recurring assessments	17	(391.3)	3	(52.9)

Aircraft Impairment charges on flight equipment held for use	78	(948.7)	3	(52.9)

Total Impairment charges and fair value adjustments on flight equipment	155	$(1,498.7)	10	$(87.6)

Impairment charges and fair value adjustments on Flight equipment sold or to be disposed of

During the year ended December 31, 2010, we entered into the following sales transactions that resulted in impairment charges and fair value adjustments: (i) to generate liquidity to repay maturing debt obligations, we agreed to sell 59 aircraft from our leased fleet to third parties, which we transferred to Flight equipment held for sale at the time they met the criteria, and of which we have completed 51 sales through December 31, 2010, and (ii) as a part of our ongoing fleet strategy we deemed seven aircraft more likely than not to be sold, transferred an additional aircraft to Flight equipment held for sale, sold eight aircraft from our fleet held for use, two of which were accounted for as sales-type leases, and designated two aircraft for part-out. Amounts recorded as they relate to these transactions are as follows:

Impairment charges and fair value adjustments on Flight equipment held for sale, or aircraft designated for part-out:

•	On April 13, 2010, we signed an agreement to sell 53 aircraft from our existing fleet to a third party for an aggregate purchase price of $1.987 billion. We performed an analysis to determine the fair value of these aircraft, and due to current market conditions we recorded impairment charges and fair value adjustments aggregating $323.9 million for the year ended December 31, 2010. At the time they met the criteria, we transferred these 53 aircraft to Flight equipment held for sale.

•	On July 6, 2010, we signed an agreement to sell six aircraft to a third party. As a result, we performed an analysis to determine the fair value of these aircraft and recorded impairment charges and fair value adjustments aggregating $36.1 million during the year ended December 31, 2010, related to these aircraft. At the time they met the criteria, we transferred these six aircraft to Flight equipment held for sale.

•	During the year ended December 31, 2010, we agreed to sell one aircraft to a third party as part of our ongoing fleet strategy and we recorded impairment charges and fair value adjustments of $9.8 million to

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note D —	Aircraft Impairment (Continued)

record the aircraft at its fair value. At the time it met the criteria, we transferred this aircraft to Flight equipment held for sale.

•	In addition, we deemed two aircraft that we designated for part-out to be impaired. During the year ended December 31, 2010, we recorded impairment charges and fair value adjustments aggregating $25.1 million related to these aircraft. At the time they met the criteria, we transferred these two aircraft to Flight equipment held for sale.

Impairment charges and fair value adjustments of aircraft likely to be sold or sold:

•	During the year ended December 31, 2010, we sold eight aircraft from our fleet held for use, two of which were accounted for as sales type leases. As a result, we recorded charges of $101.6 million.

•	During the year ended December 31, 2010, we recorded impairment charges of $53.5 million related to seven aircraft that we were in discussions to sell to third parties. As of December 31, 2010, we considered the sales more likely than not to occur and deemed the aircraft to be impaired.

During the year ended December 31, 2009 we recorded fair value adjustments of $34.7 million when seven aircraft in our fleet held for use were agreed to be sold.

No impairment charges or fair value adjustments on flight equipment to be disposed of or lease related costs were recorded for the year ended December 31, 2008.

Impairments on Flight equipment held for use

During the year ended December 31, 2010, we recorded the following impairments to our fleet held for use:

•	At the end of the third quarter of 2010, we had 13 passenger configured 747-400’s and 11 A321-100’s in our fleet. After consideration of current marketplace factors, management’s estimate of the future lease rates for 747-400’s and A321-100’s had declined significantly. The decline in expected lease rates for the 747-400’s was due to a number of unfavorable trends, including lower overall demand, as airlines replace their 747-400’s with more efficient newer generation wide-body aircraft. As a result, the global supply of 747-400 aircraft that are for sale, or idle, had increased. It was expected that these unfavorable trends would persist and that the global supply of 747-400’s that were for sale or idle would continue to increase in the future. The decline in A321-100 lease rates was primarily due to continued and accelerated decrease in demand for this aircraft type, which is attributable to its age and limited mission application.

As a result of the decline in lease rates, seven 747-400’s, five A321-100’s, and two other aircraft in our fleet held for use were deemed impaired in the third quarter of 2010 when we performed our annual recoverability assessment of our entire fleet. As a result, we recorded impairment charges aggregating $348.4 million to write these aircraft down to their respective fair values. The estimated undiscounted cash flows on the remaining six 747-400’s and six A321-100’s supported the current carrying value of those aircraft. The fair value of flight equipment is determined using an income approach based on the present value of cash flows from contractual lease agreements, contingent rentals where appropriate, and projected future lease payments, which extend to the end of the aircraft’s economic life in its highest and best use configuration, as well as a disposition value, based on the expectations of market participants.

•	On December 1, 2010, Airbus S.A.S. (“Airbus”) announced the new narrow body neo aircraft with new fuel efficient geared turbofan engine options. The re-engineered aircraft is expected to provide up to 15% fuel savings and greater range or more payload capacity. Airbus expects to start deliveries of the neo aircraft in 2016.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note D —	Aircraft Impairment (Continued)

At December 31, 2010, we had identified approximately 78 narrow body aircraft with first generation engines that may be negatively impacted by the introduction of narrow body aircraft equipped with the new engines and, as part of our on-going fleet assessment, we performed a recoverability analysis on those aircraft, using revised cash flow assumptions. Based on the recoverability analysis, 61 of these 78 aircraft were deemed impaired and we recorded impairment charges of approximately $557.4 million.

•	At the end of the fourth quarter of 2010, we performed a recoverability assessment of our entire fleet. The results of this assessment indicated that two aircraft were not recoverable and were deemed impaired as of December 31, 2010. As a result, we performed a fair value analysis and recorded impairment charges of $34.8 million in the fourth quarter 2010.

•	We recorded an impairment charge of $8.1 million relating to an aircraft that was subject to litigation. The aircraft was subsequently designated for part-out and removed from our fleet held for use.

Impairment charges on flight equipment held for use for the year ended December 31, 2009 were $52.9 million. As the result of a recoverability analysis performed during the fourth quarter of 2009, it was deemed that the carrying value of three aircraft in our fleet were not recoverable. As such, fair value estimates were calculated on all three aircraft, and impairment charges were recorded to reduce the carrying value of these aircraft to their respective fair values.

There were no impairments on flight equipment held for use for the year ended December 31, 2008.

Note E —	Notes Receivable

Notes receivable are primarily from the sale of flight equipment and are summarized as follows:

	2010	2009
	(Dollars in thousands)

Fixed rate notes with varying interest rates from 5.3% to 10.3%	$55,065	$42,213	(a)
LIBOR based notes with spreads ranging from 1.8% to 3.3%	10,000	60,000

	$65,065	$102,213

(a)	Certain 2009 receivables were reclassed to Lease receivables and other assets to conform with our 2010 presentation.

At December 31, 2010, the minimum future payments on notes receivable are as follows:

(Dollars in thousands)

2011	$22,347
2012	21,356
2013	11,362
2014	10,000
2015	—
Thereafter	—

$65,065

As of December 31, 2010, customers with gross notes receivable balances of $1.3 million were two or more months behind on principal and interest payments. The gross balance of notes receivable not accruing interest income was $38.0 million for the year ended December 31, 2010.

During the years ended December 31, 2010 and 2008, based on information received and the analysis performed, we recorded charges aggregating $13.9 million and $46.6 million, respectively, to write down secured notes to their net realizable value. There were no material write downs of notes receivables during the year ended December 31, 2009.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note F —	Net Investment in Finance and Sales-type Leases

The following table lists the components of the net investment in finance and sales-type leases:

	December 31,	December 31,
	2010	2009
	(Dollars in thousands)

Total lease payments to be received	$59,234	$171,549
Estimated residual values of leased flight equipment (unguaranteed)	29,543	138,665
Less: Unearned income	(21,157)	(49,133)

Net investment in finance and sales-type leases	$67,620	$261,081

At December 31, 2010, minimum future lease payments on finance and sales-type leases are as follows:

(Dollars in thousands)

2011	$12,759
2012	12,179
2013	10,172
2014	7,545
2015	5,874
Thereafter	10,704

Total minimum lease payments to be received	$59,234

Note G —	Debt Financing

Our debt financing was comprised of the following at the following dates:

	December 31,
	2010	2009
	(Dollars in thousands)

Secured
Senior Secured Notes	$3,900,000	$—
ECA Financings	2,777,285	3,004,763
Bank Debt(a)(b)	1,465,400	—
Other Secured Financings(c)	1,436,258	153,116
Loans from AIG Funding	—	3,909,567
Less: Deferred Debt Discount	(22,309)	—

	9,556,634	7,067,446
Unsecured
Bonds and Medium-Term Notes	16,810,843	16,566,099
Bank Debt(a)(b)	234,600	5,087,750
Less: Deferred Debt Discount	(47,977)	(9,556)

Total Senior Debt Financings	16,997,466	21,644,293

	26,554,100	28,711,739
Subordinated Debt	1,000,000	1,000,000

	$27,554,100	$29,711,739

(a)	On April 16 2010, we entered into an amendment to our credit facility dated October 13, 2006. Upon effectiveness of this amendment, approximately $2.2 billion of our previously $2.5 billion unsecured bank debt became secured by the equity interests in certain of our non-

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note G —	Debt Financing (Continued)

restricted subsidiaries, of which approximately $1.5 billion remained outstanding at December 31, 2010. Those subsidiaries hold a pool of aircraft with an appraised value of at least 133% of the principal amount of the outstanding loans.

(b)	In the fourth quarter of 2010, we repaid in full and terminated our $2.0 billion revolving credit facility dated October 14, 2005 and repaid $800 million aggregate principal amount of loans outstanding under our $2.5 billion credit facility dated October 13, 2006. These floating rate obligations had interest rates of 0.91% and 3.25%, respectively, at the time of each prepayment. As a result of the repayment of these obligations, as well as other scheduled maturities, our composite interest rate increased from 4.35% at December 31, 2009 to 5.66% at December 31, 2010.

(c)	Of this amount, $113.7 million (2010) and $129.6 million (2009) is non-recourse to ILFC. These secured financings were incurred by VIEs and consolidated.

The above amounts represent the anticipated settlement of our outstanding debt obligations as of December 31, 2010 and 2009. Certain adjustments required to present currently outstanding hedged debt obligations have been recorded and presented separately on the balance sheet, including adjustments related to foreign currency hedging and interest rate hedging activities. We have eliminated the currency exposure arising from foreign currency denominated notes by hedging the notes through swaps. Foreign currency denominated debt is translated into U.S. dollars using exchange rates as of each balance sheet date. The foreign exchange adjustment for the foreign currency denominated debt hedged with derivative contracts was $165.4 million and $391.1 million at December 31, 2010 and 2009, respectively. Composite interest rates and percentages of total debt at fixed rates reflect the effect of derivative instruments. The higher composite interest rate at December 30, 2010, compared to December 31, 2009, is due to recently issued secured and unsecured debt with higher interest rates than our older debt due to our current long-term debt ratings and repayments of debt with relatively lower interest rates. We expect our composite interest rate to increase further as we pay down or refinance our existing lower cost debt.

We have created wholly-owned subsidiaries for the purpose of purchasing aircraft and obtaining financings secured by such aircraft. These entities are non-restricted subsidiaries, as defined by our debt indentures, and meet the definition of a VIE. We have determined that we are the primary beneficiary of such VIEs and, accordingly, we consolidate such entities into our consolidated financial statements. See Note O — Variable Interest Entities for more information on VIEs.

The following table presents information regarding the collateral provided for our secured debt:

	As of December 31,
	2010		Number of
	Debt Outstanding	Net Book Value	Aircraft
	(Dollars in thousands)

Senior Secured Notes	$3,900,000	$7,400,737	174
ECA Financings	2,777,285	5,926,831	120
Bank Debt	1,465,400	5,023,767	137
Other Secured Financings	1,436,258	2,786,602	80

Total	$9,578,943	$21,137,937	511

Senior Secured Notes

On August 20, 2010, we issued $3.9 billion of senior secured notes, with $1.35 billion maturing in September 2014 and bearing interest of 6.5%, $1.275 billion maturing in September 2016 and bearing interest of 6.75%, and $1.275 billion maturing in September 2018 and bearing interest of 7.125%. The aggregate net proceeds from the issuances were approximately $3.84 billion after deducting initial purchaser discounts and commissions, fees and offering expenses. The notes are secured by a designated pool of aircraft, initially consisting of 174 aircraft and their related leases and certain cash collateral. In addition, two of ILFC’s subsidiaries, that either own or hold leases of aircraft included in the pool securing the notes, have guaranteed the notes. We can redeem the notes at any time prior to their maturity, provided we give notification between 30 to 60 days prior to the intended redemption date and

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note G —	Debt Financing (Continued)

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

We used the proceeds from the issuance of the senior secured bonds to repay in full our loans from AIG Funding, as discussed below.

Export Credit Facilities

We entered into ECA facility agreements in 1999 and 2004 through non-restricted subsidiaries. The facilities were used to fund purchases of Airbus aircraft through 2001 and June 2010, respectively. New financings are no longer available to us under either ECA facility. The loans made under the ECA facilities were used to fund a portion of each aircraft’s net purchase price. The loans made under each ECA facility were guaranteed by various European ECAs. We have collateralized the debt under each ECA facility with pledges of the shares of wholly-owned subsidiaries that hold title to the aircraft financed under the facilities.

In January 1999, we entered into the 1999 ECA facility to borrow up to $4.3 billion for the purchase of Airbus aircraft delivered through 2001. We used $2.8 billion of the amount available under this facility to finance purchases of 62 aircraft. Each aircraft purchased was financed by a ten-year fully amortizing loan with interest rates ranging from 5.753% to 5.898%. At December 31, 2010, five loans with an aggregate principal value of $13.2 million remained outstanding under the facility and the net book value of the related aircraft was $1.6 billion. In January 2011, all of the amounts outstanding under the remaining five loans were repaid in full and no amounts remain outstanding under the 1999 ECA facility.

In May 2004, we entered into the 2004 ECA facility, which was amended in May 2009 to allow us to borrow up to $4.6 billion for the purchase of Airbus aircraft delivered through June 30, 2010. We used $4.3 billion of the available amount to finance purchases of 76 aircraft. Each aircraft purchased was financed by a ten-year fully amortizing loan. As of December 31, 2010, approximately $2.8 billion was outstanding under this facility. The interest rates on the loans outstanding under the facility are either fixed or based on LIBOR and ranged from 0.43% to 4.711% at December 31, 2010. The net book value of the related aircraft was $4.3 billion at December 31, 2010.

Our current long-term debt ratings require us to segregate security deposits, overhaul rentals and rental payments received for aircraft with loan balances outstanding under the 2004 ECA facility (segregated rental payments are used to make scheduled principal and interest payments on the outstanding debt). The segregated funds are deposited into separate accounts pledged to and controlled by the security trustee of the facility. In addition, we must register the existing individual mortgages on certain aircraft funded under both the 1999 and 2004 ECA facilities in the local jurisdictions in which the respective aircraft are registered (mortgages are only required to be filed on aircraft with loan balances outstanding or otherwise as agreed in connection with the cross-collateralization as described below). At December 31, 2010, we had segregated security deposits, overhaul rentals

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note G —	Debt Financing (Continued)

and rental payments aggregating approximately $393.7 million related to aircraft funded under the 1999 and 2004 ECA facilities. The segregated amounts will fluctuate with changes in security deposits, overhaul rentals, rental payments and debt maturities related to the aircraft funded under the 2004 ECA facility.

During the first quarter of 2010, we entered into agreements to cross-collateralize the 1999 ECA facility with the 2004 ECA facility. As part of such cross-collateralization we (i) guaranteed the obligations under the 2004 ECA facility through our subsidiary established to finance Airbus aircraft under our 1999 ECA facility; (ii) agreed to grant mortgages over certain aircraft financed under the 1999 ECA facility (including aircraft which are not currently subject to a loan under the 1999 ECA facility) and security interests over other collateral related to the aircraft financed under the 1999 ECA facility to secure the guaranty obligation; (iii) accepted a loan-to-value ratio (aggregating the loans and aircraft from the 1999 ECA facility and the 2004 ECA facility) of no more than 50%, in order to release liens (including the cross-collateralization arrangement) on any aircraft financed under the 1999 or 2004 ECA facilities or other assets related to the aircraft; and (iv) agreed to allow proceeds generated from certain disposals of aircraft to be applied to obligations under both the 1999 ECA and 2004 ECA facilities.

We also agreed to additional restrictive covenants relating to the 2004 ECA facility, restricting us from (i) paying dividends on our capital stock with the proceeds of asset sales and (ii) selling or transferring aircraft with an aggregate net book value exceeding a certain disposition amount, which is currently approximately $10.5 billion. The disposition amount will be reduced by approximately $91.4 million at the end of each calendar quarter during the effective period. The covenants are in effect from the date of the agreement until December 31, 2012. A breach of these restrictive covenants would result in a termination event for the ten loans funded subsequent to the date of the agreement and would make those loans, which aggregated $301.6 million at December 31, 2010, due in full at the time of such a termination event.

In addition, if a termination event resulting in an acceleration event were to occur under the 2004 ECA facility, we would have to segregate lease payments, overhaul rentals and security deposits received after such acceleration event occurred relating to all the aircraft funded under the 1999 ECA facility, including the aircraft no longer subject to a loan.

Secured Bank Debt

We have a credit facility, dated October 13, 2006, as amended, under which the original maximum amount available was $2.5 billion. On April 16, 2010, we entered into an amendment to this facility with lenders holding $2.155 billion of the then $2.5 billion of outstanding loans under the facility (the “Electing Lenders”). The Electing Lenders agreed to, among other things:

•	revise certain restrictive covenants included in the credit agreement;

•	extend the scheduled maturity date of their loans to October 2012. The extended loans, of which approximately $1.5 billion remained outstanding at December 31, 2010, bear interest at LIBOR plus a margin of 2.15%, plus facility fees of 0.2% on the outstanding principal balance; and

•	permit liens securing the loans held by the Electing Lenders.

We entered into a second amendment to this credit agreement, effective December 22, 2010, that amended the definition of the fixed charge coverage ratio, a restrictive covenant under the agreement, to add to earnings any impairment charges and fair value adjustments incurred during the period, to the extent such impairment charges and fair value adjustments were deducted in computing earnings for the period. In conjunction with the amendment, we repaid $689.6 million of the secured loans and, as of December 31, 2010, we had secured loans of $1.465 billion outstanding under the facility, all of which will mature in October 2012.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note G —	Debt Financing (Continued)

The remaining $234.6 million of unsecured loans held by lenders who are not party to the amendment will mature on their originally scheduled maturity date in October 2011, with no increase to the interest rate margin.

The collateralization requirement under the amended facility provides that the loans held by Electing Lenders must be secured by a lien on the equity interests of certain of ILFC’s non-restricted subsidiaries that will own aircraft with aggregate appraised values of not less than 133% of the outstanding principal amount (the “Required Collateral Amount”). We must transfer all aircraft meeting the Required Collateral Amount to the pledged subsidiaries prior to April 16, 2011, subject to our right to post cash collateral for any shortfall. As of December 31, 2010, we had completed the transfers of all aircraft in an amount sufficient to meet the Required Collateral Amount. The credit facility also includes an ongoing requirement, tested periodically, that the appraised value of the eligible aircraft owned by the pledged subsidiaries must be equal to or greater than 100% of the Required Collateral Amount. This ongoing requirement is subject to the right to transfer additional eligible aircraft to the pledged subsidiaries or ratably prepay the loans held by the Electing Lenders. We also guarantee the loans held by the Electing Lenders through certain other subsidiaries.

The amended facility prohibits us from re-borrowing amounts repaid under this facility for any reason. Therefore, the current size of the facility is the $1.7 billion outstanding under the facility at December 31, 2010. The credit facility also contains financial and restrictive covenants that (i) limit our ability to incur indebtedness, (ii) restrict certain payments, liens and sales of assets by us, and (iii) require us to maintain a fixed charge coverage ratio and consolidated tangible net worth in excess of certain minimum levels.

Other Secured Financing Arrangements

In May 2009, ILFC provided $39.0 million of subordinated financing to a non-restricted subsidiary. The entity used these funds and an additional $106.0 million borrowed from third parties to purchase an aircraft, which it leases to an airline. ILFC acts as servicer of the lease for the entity. The $106.0 million loan has two tranches. The first tranche is $82.0 million, fully amortizes over the lease term, and is non-recourse to ILFC. The second tranche is $24.0 million, partially amortizes over the lease term, and is guaranteed by ILFC. Both tranches of the loan are secured by the aircraft and the lease receivables. Both tranches mature in May 2018 with interest rates based on LIBOR. At December 31, 2010, the interest rates on the $82.0 million and $24.0 million tranches were 3.408% and 5.108%, respectively. The entity entered into two interest rate cap agreements to economically hedge the related LIBOR interest rate risk in excess of 4.00%. At December 31, 2010, $89.5 million was outstanding under the two tranches and the net book value of the aircraft was $137.1 million.

In June 2009, we borrowed $55.4 million through a non-restricted subsidiary, which owns one aircraft leased to an airline. Half of the original loan amortizes over five years and the remaining $27.7 million is due in 2014. The loan is non-recourse to ILFC and is secured by the aircraft and the lease receivables. The interest rate on the loan is fixed at 6.58%. At December 31, 2010, $46.7 million was outstanding and the net book value of the aircraft was $91.2 million.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note G —	Debt Financing (Continued)

scheduled amortization. The proceeds from this loan are restricted from use in our operations until we transfer the related collateral to the non-restricted subsidiaries. At December 31, 2010, $63.3 million of the proceeds remained restricted. We can voluntarily prepay the loan at any time subject to a 2% prepayment penalty prior to March 17, 2011, and a 1% prepayment penalty prior to March 17, 2012. Both loans require a loan-to-value ratio of no more than 63%.

Loans from AIG Funding

We borrowed a total of $3.9 billion from AIG Funding from March 2009 to December 2009. These loans were scheduled to mature on September 13, 2013. The funds for the loans were provided to AIG Funding by the Federal Reserve Bank of New York (“FRBNY”) pursuant to the FRBNY Credit Facility. In order to receive the FRBNY’s consent to the loans, we entered into guarantee agreements to guarantee the repayment of AIG’s obligations under the FRBNY Credit Facility up to an amount equal to the aggregate outstanding balance of the loans from AIG Funding.

On August 20, 2010, we repaid all amounts outstanding under the loans from AIG Funding with the net proceeds from the issuance of $3.9 billion aggregate principal amount of senior secured notes and $500 million aggregate principal amount of senior notes. See “Senior Secured Notes” and “Unsecured Bonds and Medium-Term Notes.” As a result of our repayment of the loans from AIG Funding, the FRBNY released their liens on the collateral securing these loans.

Unsecured Bonds and Medium-Term Notes

Our unsecured bonds, including our medium-term notes, provide for a single principal payment at the maturity of the respective note and cannot be redeemed prior to maturity. At December 31, 2010 and 2009 we had floating rate notes aggregating $850.0 million and $1.4 billion, respectively, and the remainder of our unsecured notes were at fixed rates. To the extent deemed appropriate we enter into derivative transactions to manage our effective borrowing rates with respect to floating rate notes.

Automatic Shelf Registration:  We have an automatic shelf registration statement filed with the SEC. As a result of our WKSI status, we have an unlimited amount of debt securities registered for sale.

Pursuant to our automatic shelf registration:  (i) on August 20, 2010, we issued $500 million of 8.875% notes due 2017 and (ii) on December 7, 2010, we issued $1.0 billion of 8.25% notes due 2020. At December 31, 2010, we also had $10.0 billion of public bonds and medium-term notes outstanding, with interest rates ranging from 0.61% to 7.95%, which we had issued in prior periods under previous registration statements.

Euro Medium-Term Note Programme:  We have a $7.0 billion Euro Medium-Term Note Programme under which we had approximately $1.2 billion and $1.9 billion of Euro denominated notes outstanding at December 31, 2010 and 2009 (€1.0 billion in 2010 and €1.6 billion in 2009). The notes mature on August 15, 2011, and bear interest based on Euribor with a spread of 0.375%. The Programme is perpetual. As a bond issue matures, the principal amount of that bond becomes available for new issuances under the Programme. We have eliminated the currency exposure arising from the notes by hedging the notes into U.S. dollars and fixing the interest rates at a range of 5.355% to 5.367%. We translate the debt into U.S. dollars using current exchange rates prevailing at the balance sheet date. The foreign exchange adjustment for the foreign currency denominated notes was $165.4 million and $391.1 million at December 31, 2010 and 2009, respectively.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note G —	Debt Financing (Continued)

A rollforward for the year ended December 31, 2010, of the foreign exchange adjustment for the foreign currency adjustment related to foreign currency denominated notes is presented below:

(Dollars in thousands)

Foreign currency adjustment related to foreign currency denominated debt at December 31, 2009	$391,100
Foreign currency adjustment of non-US$ denominated debt	(200,320)
Repayment of debt principal from cash receipts under derivative contracts at the maturity of the debt and the derivative contract	(25,380)

Foreign currency adjustment related to foreign currency denominated debt at December 31, 2010	$165,400

Other Senior Notes:  On March 22, 2010 and April 6, 2010, we issued a combined $1.25 billion aggregate principal amount of 8.625% senior notes due 2015, and $1.5 billion aggregate principal amount of 8.750% senior notes due March 15, 2017, pursuant to an indenture dated as of March 22, 2010. The aggregate net proceeds from the issuances were approximately $2.67 billion after deducting initial purchasers’ discounts and estimated offering expenses. The notes are due in full on their scheduled maturity dates. The notes are not subject to redemption prior to their stated maturity and there are no sinking fund requirements. In connection with the note issuances, we entered into registration rights agreements obligating us to, among other things, complete a registered exchange offer to exchange the notes of each series for new registered notes of such series with substantially identical terms, or register the notes pursuant to a shelf registration statement.

Because the registration statement for the exchange offer had not been declared effective by the SEC by January 26, 2011, as required under the registration rights agreement, the annual interest rate on the affected notes increased by 0.25% per year for 90 days, commencing on that date. If (i) we are unable to consummate the exchange offer by April 26, 2011, or (ii) if applicable, a shelf registration statement has not been declared effective or ceases to be effective during the required effectiveness period, the annual interest rate on such notes will increase by an additional 0.25% per year to the maximum additional rate of 0.50% per year. The applicable interest rate will revert to the original level after the exchange offer is consummated.

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

Unsecured Bank Debt

Revolving Credit Facilities:  In October 2010, using cash on hand, we repaid and terminated our $2.0 billion unsecured revolving credit facility, scheduled to expire on October 14, 2010. This floating rate obligation had an interest rate of 0.91% at the time of repayment.

As of December 31, 2010, $234.6 million of unsecured loans were outstanding under our credit agreement dated as of October 13, 2006. These loans are held by lenders not party to the April 2010 amendment of such facility

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note G —	Debt Financing (Continued)

and remain unsecured and mature in October 2011 on the original maturity date for this credit facility. Effective as of December 22, 2010, we amended such credit agreement to revise the definition of fixed charge coverage ratio to add to earnings impairment charges and fair value adjustments incurred during such period to the extent they were deducted from earnings. In conjunction with the amendment, we repaid $110.4 million of the unsecured loans and, as of December 31, 2010, $234.6 million of the loans remained outstanding. See “Secured Bank Debt” above.

On January 31, 2011, we entered into a new $2.0 billion unsecured three-year revolving credit facility with a group of 11 banks that will expire on January 31, 2014. This revolving credit facility provides for interest rates based on either a base rate or LIBOR plus an applicable margin determined by a ratings-based pricing grid. The credit agreement contains customary events of default and restrictive financial covenants that require us to maintain a minimum fixed charge coverage ratio, a minimum consolidated tangible net worth and a maximum ratio of consolidated debt to consolidated tangible net worth. As of March 4, 2011, no amounts were outstanding under this revolving facility.

Term Loans:  From time to time, we enter into funded bank financing arrangements. During 2010, we repaid in full all such outstanding term loans, and such payments aggregated $485 million.

Subordinated Debt

In December 2005, we issued two tranches of subordinated debt totaling $1.0 billion. Both tranches mature on December 21, 2065, but each tranche has a different call option. The $600 million tranche had a call option date of December 21, 2010, and the $400 million tranche has a call option date of December 21, 2015. We did not exercise the call option at December 21, 2010 and the interest rate on the $600 million tranche changed from a fixed interest rate of 5.90% to a floating rate with an initial credit spread of 1.55% plus the highest of (i) 3 month LIBOR; (ii)  10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. The interest will reset quarterly. The $400 million tranche has a fixed interest rate of 6.25% until the 2015 call option date, and if we do not exercise the call option, the interest rate will change to a floating rate, reset quarterly, based on the initial credit spread of 1.80% plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. If we choose to redeem the $600 million tranche, we must pay 100% of the principal amount of the bonds being redeemed, plus any accrued and unpaid interest to the redemption date. If we choose to redeem only a portion of the outstanding bonds, at least $50 million principal amount of the bonds must remain outstanding.

Existing Commitments

Maturities of debt financing (excluding deferred debt discount) at December 31, 2010 are as follows:

(Dollars in thousands)

2011	$5,089,594
2012	5,479,844
2013	3,985,804
2014	2,850,714
2015	2,356,428
Thereafter	7,862,002

$27,624,386

Other

Under the most restrictive provisions of our debt agreements, consolidated retained earnings at December 31, 2010, in the amount of $1.9 billion are unrestricted as to payment of dividends based on consolidated net tangible worth requirements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note H —	Security Deposits on Aircraft, Overhaul Rentals and Other Customer Deposits

As of December 31, 2010 and 2009, Security deposits, overhaul rentals, and other customer deposits were comprised of:

	As of December 31,
	2010	2009
	(Dollars in thousands)

Security deposits paid by lessees	$1,081,021	$1,069,721
Overhaul rentals	529,834	390,306
Other customer deposits	9,929	9,929

Total	$1,620,784	$1,469,956

Security deposits paid by lessees are returned to the lessees at the end of the lease in accordance with the lease terms. Overhaul rentals reflect overhaul rentals estimated to be reimbursed to the lessee.

Note I —	Shareholders’ Equity

Market Auction Preferred Stock

The Market Auction Preferred Stock (“MAPS”) have a liquidation value of $100,000 per share and are not convertible. The dividend rate, other than the initial rate, for each dividend period for each series is reset approximately every seven weeks (49 days) on the basis of orders placed in an auction, provided such auctions are able to occur. At the present time, there is no ability to conduct such auctions. Therefore, the MAPS certificates of determination dictate that a “maximum applicable rate” (as calculated on each auction date pursuant to the certificates of determination) be paid on the MAPS. At December 31, 2010, the dividend rate for Series A was 0.53% and for Series B MAPS was 0.61%.

Paid-in Capital

We recorded approximately $2.8 million in 2010, $3.3 million in 2009, and $6.8 million in 2008 in Paid-in capital for debt issue cost, compensation and other expenses paid by AIG on our behalf, which we were not required to pay.

Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consists of changes in fair value of derivative instruments that qualify as cash flow hedges and unrealized gains and losses on marketable securities classified as “available-for-sale.” The fair value of derivatives were determined using fair values obtained from AIG. The fair value of marketable securities were determined using quoted market prices.

At December 31, 2010 and 2009, our accumulated other comprehensive (loss) income consisted of the following:

	2010	2009
	(Dollars in thousands)

Cumulative unrealized (loss) gain related to cash flow hedges, net of tax of $32,026 (2010) and $74,566 (2009)	$(59,476)	$(138,482)
Cumulative unrealized gain related to securities available for sale, net of tax of $287 (2010) and $149 (2009)	532	276

Total accumulated other comprehensive (loss) income	$(58,944)	$(138,206)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note J —	Rental Income

Minimum future rentals on non-cancelable operating leases and subleases of flight equipment which has been delivered as of December 31, 2010 are shown below.

Year Ended	(Dollars in thousands)

2011	$4,170,939
2012	3,590,518
2013	2,930,667
2014	2,247,008
2015	1,647,128
Thereafter	2,517,784

$17,104,044

Additional rental revenue we earned based on the lessees’ usage aggregated $328.8 million in 2010, $342.9 million in 2009 and $352.2 million in 2008. Flight equipment is leased, under operating leases, with remaining terms ranging from one to 15 years.

Unamortized initial direct cost of $89.3 million and $85.3 million at December 31, 2010 and 2009, respectively, is included in Lease receivables and other assets on our Consolidated Balance Sheets.

Note K —	Income Taxes

The (benefit) provision for income taxes is comprised of the following:

	2010	2009	2008
	(Dollars in thousands)

Current:
Federal(a)	$41,357	$110,579	$14,527
State	677	1,467	(557)
Foreign	1,459	1,262	1,210

	43,493	113,308	15,180
Deferred(b):
Federal	(229,262)	379,813	370,968
State(c)	(22,341)	7,417	5,448

	(251,603)	387,230	376,416

	$(208,110)	$500,538	$391,596

(a)	Including U.S. tax on foreign income.

(b)	Deferred taxes were also provided (charged) to other comprehensive (loss) income of $(42.7) million, $(16.1) million and $33.3 million for the years ended December 31, 2010, 2009, and 2008, respectively.

(c)	Includes a benefit of $20.7 million in 2010, a charge of $3.7 million in 2009 and a charge of $1.1 million in 2008 for revaluation of state deferred taxes as a result of a change in our California apportionment factor.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K —	Income Taxes (Continued)

The net deferred tax liability consists of the following deferred tax liabilities (assets):

	2010	2009
	(Dollars in thousands)

Deferred Tax Liabilities
Accelerated depreciation on flight equipment	$5,215,054	$5,394,198
Straight line rents	17,472	37,586
Derivatives	2,507	14,381
Other	911	1,970

Total Deferred Tax Liabilities	$5,235,944	$5,448,135
Deferred Tax Assets
Excess of state income taxes not currently deductible	$(9,625)	$(17,668)
Estimated reimbursements of overhaul rentals	(195,548)	(137,997)
Capitalized overhauls	(71,610)	(64,628)
Rent received in advance	(94,890)	(92,129)
Other comprehensive income	(31,739)	(74,419)
Accruals and reserves	(150,726)	(85,008)
Net operating loss carry forward(a)	(14,353)	(58,899)
Losses of VIEs	—	(29,281)
Other	(3,514)	(6,548)

Total Deferred Tax Assets(b)	$(572,005)	$(566,577)

Net Deferred Tax Liability(c)	$4,663,939	$4,881,558

(a)	Represents operating losses generated from tax years 2007 and 2008. Deferred tax assets related to the losses generated are reclassified from current to deferred tax liabilities due to uncertainties with regard to the timing of their future utilization in the consolidated tax return of AIG. Deferred taxes related to the losses will be reclassified to current in future years when we are notified by AIG of amounts utilized in future tax years or through a carry back to prior tax years.

(b)	In making our assessment of the realization of deferred tax assets including net operating loss carry forwards, we considered all available evidence, including (i) current and projected financial reporting results; (ii) the carry forward periods for all taxable losses; (iii) the projected amount, nature and timing of the realization of deferred tax liabilities; (iv) implications of our tax sharing agreement with AIG; and (v) tax planning strategies that would be implemented, if necessary, to accelerate taxable amounts.

(c)	Beginning in 2002, ILFC’s Australian subsidiaries have owned aircraft and claimed tax depreciation deduction for Australian tax purposes. Australian deferred taxes have not been included in the parent’s U.S. financial statement due to accumulated operating loss carried forward recorded by the Australian subsidiaries. At December 31, 2010 and 2009, the Australian subsidiaries have aggregate operating loss carried forward of $308 million and $311 million, respectively, and deferred tax liabilities of $279 million and $279 million, respectively. Any potential Australian tax gains resulting from disposition of the aircraft will be fully absorbed by the carried forward losses. Because the company does not expect to generate additional revenue to utilize the excess operating loss, a valuation allowance is recorded against the excess carried forward loss. As a result, the ownership and depreciation of aircraft by the Australian subsidiaries has no impact to the company’s net deferred tax liability.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K —	Income Taxes (Continued)

A reconciliation of the computed expected total provision for income taxes to the amount recorded is as follows:

	2010	2009	2008
	(Dollars in thousands)

Computed expected provision at 35%	$(207,154)	$488,659	$383,152
State income tax, net of Federal	(14,081)	5,774	3,179
Foreign Taxes	133	10	97
IRS audit adjustments(a)	8,656	2,185	2,863
Other(b)	4,336	3,910	2,305

Provision for income taxes	$(208,110)	$500,538	$391,596

(a)	We are periodically advised of certain IRS and other adjustments identified in the U.S. Consolidated AIG tax return which are attributable to our operations. Under our tax sharing arrangement, we provide a charge or credit for the effect of the adjustments and the related interest in the period we are advised of such adjustments and interest.

(b)	Consists principally of permanent items related to current and prior year tax returns.

In 2002 and 2003, we participated in certain tax planning activities with our parent, AIG and related entities, which provided certain tax and other benefits to the AIG consolidated group. As a result of our participation in these activities, AIG shared a portion of the tax benefits of these activities attributable to us which aggregated $245 million. We repaid $160 million in 2007 and the remaining $85 million was paid during 2010 and is classified under Tax benefit sharing payable to AIG on the Consolidated Statement of Cash Flows.

In October 2004, Congress passed the American Jobs Creation Act of 2004, repealing the corporate export tax benefits under the ETI, after the World Trade Organization (“WTO”) ruled the export subsidies were illegal. Under the act, ETI export tax benefits for corporations would be phased out in 2005 and 2006 for certain transactions. On January 26, 2006, the WTO ruled the American Jobs Creation Act fails to fully implement the recommendations from the Dispute Settlement Body as long as it includes transitional and grandfathering measures. A memo released by the Internal Revenue Service (“IRS”) in January 2007 indicates that some contracts may be grandfathered. However, the memo notes that it cannot be relied upon and there has been no other published announcement by the IRS as to whether benefits for some contracts may continue after 2006. We believe that the FSC and ETI benefits will be an available benefit in our 2007 through 2010 U.S. Consolidated AIG tax returns. However, we have not concluded that the likelihood that the benefit will be realized is more likely than not. As such, we have increased our gross unrecognized tax benefit liability by the amount of the FSC and ETI benefits for those years. If these tax benefits, which aggregate $207.0 million, are ultimately recognized in our consolidated financial statements, our annual effective tax rate would decrease. We estimate additional unrecognized tax benefits related to FSC and ETI benefits during 2011 of approximately $50 million to $60 million.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K —	Income Taxes (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in thousands)

Balance at January 1, 2008	$63,776
Additions based on tax positions related to 2008(a)	50,980
Additions for tax positions of prior years(b)	6,726
Reductions for tax positions of prior years	—

Balance at December 31, 2008	121,482

Additions based on tax positions related to 2009(a)	50,823
Additions for tax positions of prior years(b)	1,121
Reductions for tax positions of prior years	—
Settlements(c)	(7,602)

Balance at December 31, 2009(d)	165,824

Additions based on tax positions related to 2010(a)	53,584
Additions for tax positions of prior years(b)	5,944
Reductions for tax positions of prior years	—

Balance at December 31, 2010(d)	$225,352

(a)	Consists principally of FSC and ETI benefits.

(b)	Items attributable to IRS adjustments.

(c)	Amounts paid to AIG related to the settlement of prior year audit adjustments for the years 1991 to 1999. In addition, we paid $4.6 million in interest during the year ended December 31, 2009. We did not pay any interest in 2008 or 2010.

(d)	$53.6 million and $8.0 million is recorded in current taxes at December 2010 and 2009, respectively, and $121.1 million and $107.1 million is recorded in deferred taxes at December 31, 2010 and 2009, respectively. In addition, $50.7 million is recorded in Accrued interest and other payables at December 31, 2009 and 2010, respectively.

Interest related to unrecognized tax benefits are recognized in income tax expense. We recognized $5.0 million, $2.2 million and $2.9 million of interest in the Consolidated Statement of Operations for the years ended December 31, 2010, 2009, and 2008, respectively. At December 31, 2010, 2009, and 2008, we had included in current taxes payable $13.2 million, $8.2 million and $10.6 million, respectively, for the payment of interest (net of the federal benefit).

The balance of unrecognized tax benefits at December 31, 2010, included proposed tax adjustments for the years 2000 to 2007, which have been agreed with, but not yet finalized by, the relevant tax authorities. AIG continually evaluates proposed audit adjustments by taxing authorities. The tax return years 2000 through 2007 remain subject to examination by tax authorities in jurisdictions where we are included in AIG’s tax returns (principally in the U.S.).

The Current income taxes recorded on the Consolidated balance sheet represents amounts due to/from AIG under our tax sharing arrangements for US Federal and state taxes. Under the tax sharing arrangements, AIG reimburses us for any tax benefit arising out of the use by AIG of any tax benefits generated by us including net operating losses to the extent used in the consolidated tax returns. As a result of the consolidated taxable losses of AIG, AIG informed us that certain benefits generated by us would not be reimbursed until utilized by AIG, or upon expiration of the benefits. As such, the 2008 provision for current income tax was charged for $75.4 million, including (i) Net operating loss carry forwards of $167.3 million; (ii) reserve for uncertain tax positions of $(107.1) million; and (iii) audit adjustments relating to 2006 of $15.2 million. A corresponding credit was recorded

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K —	Income Taxes (Continued)

in the provision for deferred taxes. In 2009, the provision for current income tax was charged $67.2 million, including (i) $1.3 million for adjustment and utilization of prior year net operating loss; (ii) $15.2 million for audit adjustments related to 2006; and (iii) reserve for uncertain tax positions of $50.7 million. In 2010, the current tax payable was reduced by the utilization of $44.5 million of net operating loss carryforwards.

Note L —	Other Information

Concentration of Credit Risk

We lease and sell aircraft to airlines and others throughout the world. The lease and notes receivables are from entities located throughout the world. We generally obtain deposits on leases and obtain collateral in flight equipment on notes receivable. No single customer accounted for more than 10% of total revenues in 2010, 2009 or 2008.

Our 2010 revenues from rentals of flight equipment include $36.5 million (0.77% of total revenue) from lessees who have filed for bankruptcy protection.

Segment Information

We operate within one industry: the leasing, sales and management of flight equipment.

Geographical Concentration

Revenues from rentals of flight equipment to foreign airlines were $4.4 billion in 2010, $4.6 billion in 2009, and $4.4 billion in 2008, comprising 93.6%, 92.9%, and 93.0%, respectively, of total revenues from rentals of flight equipment. The following table sets forth the dollar amount and percentage of total revenues from rentals of flight equipment attributable to the indicated geographic areas based on each airline’s principal place of business for the years indicated:

	2010			2009			2008
	Amount		%	Amount		%	Amount		%
	(Dollars in thousands)

Europe	$2,103,058		44.5%	$2,195,516	(a)	44.6%	$2,110,239		45.1%
Asia and the Pacific	1,455,873		30.8	1,503,241		30.5	1,372,454		29.3
The Middle East and Africa	375,496		7.9	412,687	(a)	8.4	414,493		8.9
U.S. and Canada	206,396		4.4	228,126		4.6	254,603		5.4
Central and South America and Mexico	585,679		12.4	588,683		11.9	527,067		11.3

	$4,726,502	(b)	100.0%	$4,928,253	(b)	100.0%	$4,678,856	(b)	100.0%

(a)	Revenues from rentals of flight equipment attributable to two countries have been reclassified from the Middle East and Africa to Europe to reflect the new geographical boundaries of the European Union.
(b)	Revenues from rentals of flight equipment have been reduced by $478.6 million (2010), $347.0 million (2009) and $264.6 million (2008), which was previously recorded as Provision for overhauls in expenses.

Lease revenues from the rental of flight equipment have been reduced by payments received by our customers from the aircraft and engine manufacturers.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note L —	Other Information (Continued)

The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue in any year based on each airline’s principal place of business for the years indicated:

	2010		2009		2008
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

China	$815,683	17.3%	$879,073	18.3%	$819,371	17.5%
France	516,899	10.9	526,283	10.9	504,370	10.8

Currency Risk

We attempt to minimize our currency and exchange risks by negotiating our aircraft purchase agreements and most of our aircraft leases in U.S. dollars. Some of our leases, however, are negotiated in Euros to meet the needs of a number of airlines. We have hedged part of future lease payments receivable through 2010. We bear risk of receiving less U.S. dollar rental revenue on lease payments not hedged and incurring future currency losses on cash held in Euros if the value of the Euro deteriorates against the U.S. dollar. Foreign currency transaction gains (losses) in the amounts of $(2.3) million, $5.5 million and $(3.7) million were recognized for the periods ended December 31, 2010, 2009, and 2008, respectively, and are included in Interest and other in our Consolidated Statements of Operations.

Note M —	Employee Benefit Plans

Our employees participate in various benefit plans sponsored by AIG, including a noncontributory qualified defined benefit retirement plan, a voluntary savings plan (401(k) plan) and various stock based and other compensation plans.

Pension Plans

Pension plan and 401(k) plan expenses allocated to us by AIG were $23.8 million for 2010, including a $20.2 million out of period adjustment, $3.0 million for 2009 and $1.6 million for 2008, and are included in Selling, general and administrative in our Consolidated Statements of Operations. See Note T — Out of Period Adjustment.

AIG’s U.S. benefit plans do not separately identify projected benefit obligations and plan assets attributable to employees of participating affiliates. AIG’s projected benefit obligations exceeded the plan assets at December 31, 2010 by $438.7 million.

Stock-Based and Other Compensation Plans

At December 31, 2010, our employees participated in the following stock-based and other compensation plans: (i) AIG 2007 Stock Incentive Plan; (ii) Starr International Company, Inc. Deferred Compensation Profit Participation Plans; (iii) AIG 2005-2006 Deferred Compensation Profit Participation Plan; (iv) AIG Partners Plan; (v) ILFC Deferred Compensation Plan; (vi) ILFC Long-Term Incentive Plan; and (vii) stock salary awards and restricted stock units, which are liability awards issued pursuant to executive compensation regulations applicable to AIG under the Troubled Asset Relief Program (“TARP”).

We recorded compensation expenses of $12.8 million, $14.0 million and $6.0 million for our participation in AIG’s share-based payment and liability programs and $6.4 million, $12.6 million and $7.4 million for our deferred compensation and long-term incentive plans for the years ended December 31, 2010, 2009, and 2008, respectively. The impact of all plans, both individually and in the aggregate, is immaterial to the consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note N —	Commitments and Contingencies

Aircraft Orders

At December 31, 2010, we had committed to purchase 115 new aircraft, scheduled for delivery through 2019 at an estimated aggregate purchase price (including adjustment for anticipated inflation) of approximately $13.5 billion. All of these purchase commitments to purchase new aircraft are based upon purchase agreements with each of the Boeing Company (“Boeing”) and Airbus.

The Boeing aircraft (models 737 and 787), and the Airbus aircraft (models A319, A320, A321, A350XWB and A380) are being purchased pursuant to the terms of purchase agreements executed by us and Boeing or Airbus. These agreements establish the pricing formulas (which include certain price adjustments based upon inflation and other factors) and various other terms with respect to the purchase of aircraft. Under certain circumstances, we have the right to alter the mix of aircraft type ultimately acquired. As of December 31, 2010, we had made non-refundable deposits on these purchase commitments of approximately $118.6 million and $23.1 million with Boeing and Airbus, respectively.

In the first quarter of 2011, we signed a memorandum of understanding to purchase 75 A320neos and 25 A321neos from Airbus, which will replace our previous A380 commitments, and a purchase agreement for 33 737-800 aircraft from Boeing. The estimated aggregate purchase price for the 133 aircraft is approximately $7.5 billion and the aircraft will deliver through 2019.

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

Guarantees

Asset Value Guarantees:  We have guaranteed a portion of the residual value of 22 aircraft to financial institutions and other unrelated third parties for a fee. These guarantees expire at various dates through 2023 and generally obligate us to pay the shortfall between the fair market value and the guaranteed value of the aircraft and provide us with an option to purchase the aircraft for the guaranteed value. At December 31, 2010, the maximum aggregate potential commitment that we were obligated to pay under such guarantees, without any offsets for the projected values of the aircraft, was approximately $530.0 million.

Aircraft Loan Guarantees:  We guarantee two loans collateralized by aircraft to financial institutions. The guarantees expire in 2014, when the loans mature, and obligate us to pay an amount up to the guaranteed value upon the default of the borrower, which may be offset by a portion of the underlying value of the aircraft collateral. At December 31, 2010, the guaranteed value, without any offset for the projected value of the aircraft, was approximately $23.0 million.

Management regularly reviews the underlying values of the aircraft collateral to determine our exposure under these guarantees. We currently do not anticipate that we will be required to perform under such guarantees based upon the underlying values of the aircraft collateral. Unamortized balance of guarantees of $10.0 million (2010) and $10.9 million (2009) is included in Accrued interest and other payables on our Consolidated Balance Sheets.

Leases

We have operating leases for office space and office equipment extending through 2015. Rent expense was $11.3 million in 2010, $11.0 million in 2009 and $10.0 million in 2008. The leases provide for step rentals over the term and those rentals are considered in the evaluation of recording rent expense on a straight-line basis over the term of the lease. Tenant improvement allowances received from lessors are capitalized and amortized in selling,

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note N —	Commitments and Contingencies (Continued)

general and administrative expenses as a reduction of rent expense. Commitments for minimum rentals under the noncancelable leases at December 31, 2010, are as follows:

(Dollars in thousands)

2011	$11,973
2012	12,453
2013	12,951
2014	13,362
2015	9,063
Thereafter	—

Total(a)	$59,802

(a)	Minimum rentals have not been reduced by minimum sublease rentals of $6.5 million in the future under non-cancelable subleases.

Contingencies

Legal Contingencies

•	Flash Airlines, Yemen Airways-Yemenia and Airblue Limited: We are named in lawsuits in connection with the 2004 crash of our Boeing 737-300 aircraft on lease to Flash Airlines, an Egyptian carrier; the 2009 crash of our Airbus A310-300 aircraft on lease to Yemen Airways-Yemenia, a Yemeni carrier; and the 2010 crash of our Airbus A320-200 aircraft on lease to Airblue Limited, a Pakistani carrier. These lawsuits were filed by the families of victims on the flights and seek unspecified damages for wrongful death, costs, and fees. The Flash Airlines litigation originally commenced in May 2004 in California, but all U.S. proceedings were dismissed in favor of proceedings in France where claims are pending before the Tribunal de Grande Instance civil courts in Bobigny and Paris. As of March 4, 2011, the parties are engaged in settlement negotiations. We believe that we have substantial defenses to this action and available liability insurance is adequate to cover our defense costs and any potential liability. The Yemen Airways litigation was filed in January 2011 in California Superior Court in Los Angeles County. We have been served with the complaint and the litigation is in its incipient stages. While plaintiffs have not specified any amount of damages, we believe that we are adequately covered by available liability insurance and that we have substantial defenses to this action. The Airblue Limited litigation commenced in Cook County, Illinois in September 2010. The case was removed to the U.S. district court for the Northern District of Illinois and plaintiffs voluntarily dismissed their claims without prejudice. We do not believe that the outcome of any of these lawsuits will have a material effect on our consolidated financial condition, results of operations or cash flows.

•	Estate of Volare Airlines: In November 2004, Volare, an Italian airline, filed for bankruptcy in Italy. Prior to Volare’s bankruptcy, we leased to Volare, through wholly-owned subsidiaries, two A320-200 aircraft and four A330-200 aircraft. In addition, we managed the lease to Volare by an entity that is a related party to us of one A330-200 aircraft. In October 2009, the Volare bankruptcy receiver filed a claim in an Italian court in the amount of €29.6 million against us and our related party for the return to the Volare estate of all payments made by it to us and our related party in the year prior to Volare’s bankruptcy filing. We are currently engaged in settlement negotiations and at December 31, 2010, we had accrued the proposed settlement amount in our consolidated financial statements. We do not expect any settlement payment to be material to our consolidated financial position, results of operations or cash flows.

•	Krasnoyarsk Airlines: We leased a 757-200ER aircraft to a Russian airline, KrasAir, which became the subject of a Russian bankruptcy-like proceeding. The aircraft was detained by the Russian customs authorities on the basis of certain alleged violations of the Russian customs code by KrasAir. While we

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note N —	Commitments and Contingencies (Continued)

prevailed in court proceedings, Russian custom authorities would not provide relevant documents to permit the aircraft to be removed from Russia. Therefore, we took possession of the engines only, and recorded impairment charges in the amount of $20.8 million for the year ended December 31, 2010, to reduce the value of the aircraft to the fair value of the engines. We do not intend to pursue the return of this aircraft further.

We are also a party to various claims and litigation matters arising in the ordinary course of our business. We do not believe the outcome of any of these matters will be material to our consolidated financial position, results of operations or cash flows.

Note O —	Variable Interest Entities

Our leasing and financing activities require us to use many forms of entities to achieve our business objectives and we have participated to varying degrees in the design and formation of these entities. Our involvement in VIEs varies from being a passive investor with involvement from other parties, to managing and structuring all the activities, to being the sole shareholder. Also see Note G — Debt Financings for more information on entities created for the purpose of obtaining financing.

Investment Activities

We have variable interests in ten entities to which we previously sold aircraft. The interests include debt financings, preferential equity interests and in some cases providing guarantees to banks which had provided the secured senior financings to the entities. Each entity owns one aircraft. The individual financing agreements are cross-collateralized by the aircraft. In prior years, we had determined that we were the primary beneficiary of these entities due to our exposure to the majority of the risks and rewards of these entities and we therefore consolidated these entities into our consolidated financial statements. Because we did not have legal or operational control over, did not own the assets of, and were not directly obligated for the liabilities of these entities, we presented the assets and liabilities separately on our Consolidated Balance Sheets. Assets in the amount of $79.7 million and liabilities in the amount of $6.5 million were included in our 2009 Consolidated Balance Sheet and net expenses in the amounts of $7.2 million and $2.3 million were included in our Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, respectively, for these entities.

On January 1, 2010, we adopted a new accounting standard that amended the rules addressing the consolidation of VIEs with an approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly affect the entity’s economic performance and has (i) the obligation to absorb losses of the entity or (ii) the right to receive benefits from the entity. Upon adopting the standard, we determined that the ten entities discussed above should be deconsolidated, because we do not control the activities which significantly impact the economic performance of the entities. Accordingly, we removed assets of $79.7 million and liabilities of $6.5 million. In addition, we recorded investments in notes receivable of $51.7 million and guarantee liabilities of $3.0 million, and we charged our beginning retained earnings by $15.9 million, net of tax, on January 1, 2010, related to our involvement with these entities. During the year ended December 31, 2010, events and circumstances resulted in write-downs of the senior secured notes aggregating $13.9 million. These write-downs are included in Selling, general and administrative in our 2010 Consolidated Statement of Operations. We have a credit facility with these entities to provide financing up to approximately $13.5 million, of which approximately $6.3 million was borrowed at December 31, 2010. The maximum exposure to loss for these entities is $23.0 million, which is the carrying value of the senior secured notes and the credit facility at December 31, 2010.

During 2008, we refinanced a loan secured by a pool of aircraft. We were not the primary beneficiary of the entity owning the aircraft, as we were not entitled to receive a majority of the expected losses or expected residual

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note O —	Variable Interest Entities (Continued)

returns from the entity. In the fourth quarter of 2008, we foreclosed on our mortgage on the aircraft, and, as such, we terminated our involvement with the VIE. In conjunction with the termination of our involvement, we recorded a loss in the amount of $28.5 million.

Non-Recourse Financing Structures

We consolidate one entity in which ILFC has a variable interest that was established to obtain secured financing for the purchase of an aircraft. ILFC provided $39.0 million of subordinated financing to the entity and the entity borrowed $106.0 million from third parties, $82.0 million of which is non-recourse to ILFC. The entity owns one aircraft with a net book value of $137.1 million at December 31, 2010. We have determined that we are the primary beneficiary of this entity because we control and manage all aspects of this entity, including directing the activities that most significantly affect the entity’s economic performance, and we absorb the majority of the risks and rewards of this entity.

We also consolidate a wholly-owned subsidiary we created for the purpose of obtaining secured financing for an aircraft. The entity meets the definition of a VIE because it does not have sufficient equity to operate without ILFC’s subordinated financial support in the form of intercompany notes, which serve as equity even though they are legally debt instruments. This entity borrowed $55.4 million from a third party. The loan is non-recourse to ILFC and is secured by the aircraft and the lease receivables. The entity owns one aircraft with a net book value of $91.2 million at December 31, 2010. We have determined that we are the primary beneficiary of this entity because we control and manage all aspects of this entity, including directing the activities that most significantly affect the entity’s economic performance, and we absorb the majority of the risks and rewards of this entity.

Wholly-Owned ECA Financing Vehicles

We have created certain wholly-owned subsidiaries for the purpose of purchasing aircraft and obtaining financing secured by such aircraft. The secured debt is guaranteed by the European ECAs. The entities meet the definition of a VIE because they do not have sufficient equity to operate without ILFC’s subordinated financial support in the form of intercompany notes, which serve as equity even though they are legally debt instruments. We control and manage all aspects of these entities and guarantee the activities of these entities and they are therefore consolidated into our consolidated financial statements.

Other Secured Financings

We have created a number of wholly-owned subsidiaries for the purpose of obtaining secured financings. The entities meet the definition of a VIE because they do not have sufficient equity to operate without ILFC’s subordinated financial support in the form of intercompany notes, which serve as equity even though they are legally debt instruments. One of the entities borrowed $550 million from third parties and a portfolio of 37 aircraft will be transferred from ILFC to the subsidiaries of the entity to secure the loan. We control and manage all aspects of these entities and guarantee the activities of these entities and they are therefore consolidated into our consolidated financial statements. See Note G — Debt Financing for more information on these financings.

Wholly-Owned Leasing Entities

We have created wholly owned subsidiaries for the purpose of facilitating aircraft leases with airlines. The entities meet the definition of a VIE because they do not have sufficient equity to operate without ILFC’s subordinated financial support in the form of intercompany loans which serve as equity. We control and manage all aspects of these entities, and guarantee the activities of the entities and they are therefore consolidated into our consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note P —	Fair Value Measurements

Fair Value Measurements on a Recurring Basis

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

Derivative Contracts

We enter into derivatives to hedge our risk exposure to currency fluctuations and interest rate fluctuations related to our debt. (See Note Q — Derivative Financial Instruments.) Our derivatives are not traded on an exchange and are inherently more difficult to value. AIG provides us the recurring valuations of our derivative instruments. AIG has established and documented a process for determining fair values. AIG’s valuation model includes a variety of observable inputs, including contractual terms, interest rates curves, foreign exchange rates, yield curves, credit curves, measure of volatility, and correlations of such inputs. Valuation adjustments may be made in the determination of fair value. These adjustments include amounts to reflect counterparty credit quality and liquidity risk, and are as follows:

•	Credit Valuation Adjustment (“CVA”): The CVA adjusts the valuation of derivatives to account for nonperformance risk of our counterparty with respect to all net derivative assets positions.

The CVA also accounts for our own credit risk, in the fair value measurement of all net derivative liabilities positions, when appropriate. The CVA is accounted for as a decrease to the net derivative position with the corresponding increase or decrease reflected in OCI for derivatives designated as cash flow hedges.

•	Market Valuation Adjustment (“MVA”): The MVA adjusts the valuation of derivatives to reflect the fact that we are an “end-user” of derivative products. As such the valuation is adjusted to take into account the bid-offer spread (the liquidity risk), as we are not a dealer of derivative products. The MVA is accounted for as a decrease to the net derivative position with the corresponding increase or decrease reflected in OCI for derivatives designated as cash flow hedges.

The CVA and the MVA are included in the fair value measurement of our derivative instrument portfolio at December 31, 2010 and 2009. The inclusion of the CVA and the MVA resulted in incremental reductions of the fair value of derivative assets of $0.8 million and $24.2 million as of December 31, 2010 and 2009, respectively. The majority of the amount recorded is related to the CVA. The counterparty of all our foreign currency swaps and interest rate swaps is AIGFP, a wholly-owned subsidiary of AIG with an express guarantee from AIG.

Marketable Securities

Our marketable securities are included in our Lease receivables and other assets and consist of an investment in common stock of an airline and AIG common stock held in connection with our deferred compensation program. We value these marketable securities using quoted market prices. The marketable securities are immaterial to our financial position and, therefore, are not separately disclosed.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note P —	Fair Value Measurements (Continued)

Fair Value Measurements on a Non-Recurring Basis

We also measure the fair value of certain assets and liabilities on a non-recurring basis, when GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable. Assets subject to these measurements include aircraft. Liabilities include asset value guarantees, loan guarantees and put options, all related to aircraft (“AVGs”). We principally use the income approach to measure the fair value of these assets and liabilities when appropriate, as described below:

•	Aircraft: We record aircraft at fair value when we determine the carrying value may not be recoverable. The fair value is measured using an income approach based on the present value of cash flows from contractual lease agreements and projected future lease payments, including contingent rentals where appropriate, which extend to the end of the aircraft’s economic life in its highest and best use configuration, as well as a disposition value, based on expectations of market participants.

•	AVGs: We measure the fair value of AVGs at the inception of the agreement based upon the proceeds received. Subsequent non-recurring fair value measurements are based upon the differential between the contractual strike price and the fair value of the underlying aircraft, measured using the methodology described above.

Fair Value Hierarchy

GAAP establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1: Fair value measurements that are quoted prices (unadjusted) in active markets. Market price data generally is obtained from exchange markets. Our actively traded listed marketable securities are measured at fair value on a recurring basis and classified as level 1 inputs.

•	Level 2: Fair value measurements based on inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Our derivative assets and liabilities are measured on a recurring basis and classified as level 2.

•	Level 3: Fair value measurement based on valuation techniques that use significant inputs that are unobservable. These measurements include circumstances in which there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy, within which the fair value measurement in its entirety falls, is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, we consider factors specific to the asset or liability. Assets and liabilities measured at fair value on a non-recurring basis and classified as level 3 include aircraft, net investment in finance and sales-type leases and AVGs.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note P —	Fair Value Measurements (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis at December 31, 2010 and 2009, respectively, and indicates the level of the valuation inputs used to determine such fair value:

					Counterparty
	Level 1	Level 2		Level 3	Netting(a)	Total
	(Dollars in thousands)

December 31, 2010:
Derivative assets	$—	$116,394	(b)	$—	$(56,244)	$60,150
Derivative liabilities	—	(56,244)		—	56,244	—

Total derivative assets, net	$—	$60,150		$—	$—	$60,150

December 31, 2009:
Derivative assets	$—	$258,347	(b)	$—	$(67,490)	$190,857
Derivative liabilities	—	(67,490)		—	67,490	—

Total derivative assets, net	$—	$190,857		$—	$—	$190,857

(a)	As permitted under GAAP, we have elected to offset derivative assets and derivative liabilities under our master netting agreement.

(b)	The balance includes CVA and MVA adjustments of $0.8 million and $24.2 million as of December 31, 2010 and 2009, respectively.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

The fair value of an aircraft is classified as a Level 3 valuation. Fair value of aircraft is determined using an income approach based on the present value of cash flows from contractual lease agreements, contingent rentals where appropriate, and projected future lease payments, which extend to the end of the aircraft’s economic life in its highest and best use configuration, as well as a disposition value, based on the expectations of market participants.

We measure the fair value of aircraft and certain other assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During the year ended December 31, 2010, we recorded the following charges to record aircraft to their fair value:

•	Impairment charges and fair value adjustments aggregating $550.0 million related to 77 aircraft as a result of aircraft sales, potential sales, or other disposal plans. Of these 77 aircraft, 60 were transferred to Flight equipment held for sale, eight were sold (two of which were accounted for as sales-type leases), two were designated for part-out, and seven remain in our fleet held for use.

•	On December 1, 2010, Airbus announced new fuel efficient engine options for its narrow body neo aircraft with expected deliveries starting in 2016. At December 31, 2010, we had identified 78 narrow body aircraft with first generation engines in our fleet that we expect may be negatively impacted by the introduction of the neo and, as part of our on-going fleet assessment, we performed a recoverability analysis on those aircraft, using revised cash flow assumptions. Based on this recoverability analysis, 61 of these 78 aircraft were deemed impaired and we recorded impairment charges of $557.4 million for the three months ended December 31, 2010.

•	As a result of our ongoing recoverability assessments of our entire fleet, we determined that the value of certain aircraft within our fleet were not recoverable and recorded impairment charges of $391.3 million to reduce the carrying value of 17 aircraft to fair market value.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note P —	Fair Value Measurements (Continued)

Aggregate impairment charges and fair value adjustments recorded on the 155 aircraft discussed above for the year ended December 31, 2010, were $1,498.7 million. See Note D — Aircraft Impairment for more information. The following table presents the effect on our consolidated financial statements as a result of the non-recurring impairment charges and fair value adjustments recorded on Flight equipment for the year ended December 31, 2010:

	Book	Impairment				Book
	Value at	Charges and			Depreciation	Value at
	December 31,	Fair Value			and Other	December 31,
	2009	Adjustments	Reclassifications	Sales	Adjustments	2010
	(Dollars in millions)

Flight equipment under operating lease	$4,940.1	$(1,498.7)	$(2,275.5)	$(74.6)	$(218.0)	$873.3
Flight equipment held for sale	—	—	2,236.1	(1,979.5)	(1.4)	255.2
Net investment in finance and sales-type leases	—	—	30.2	—	(0.1)	30.1
Lease receivables and other assets	—	—	9.2	(0.3)	—	8.9

Total	$4,940.1	$(1,498.7)	$0.0	$(2,054.4)	$(219.5)	$1,167.5

During the year ended December 31, 2009, based upon a review of the recoverability of certain aircraft within our fleet, the carrying value of three aircraft was deemed to have been impaired. As a result, we recorded impairment charges aggregating $52.9 million in Impairments of flight equipment to be sold or disposed of on our Consolidated Statement of Operations to reduce the carrying value of these aircraft to fair value. We also recorded charges of $34.7 million in Impairments and fair value adjustments of flight equipment sold or to be disposed of on our Consolidated Statement of Operations related to seven aircraft that were subsequently sold. The fair values of all seven aircraft are classified as level 3 valuations. The unobservable inputs utilized in the calculation are described in our fair value policy for aircraft above.

Note Q —	Derivative Financial Instruments

We use derivatives to manage exposures to interest rate and foreign currency risks. At December 31, 2010, we had interest rate and foreign currency swap agreements with a related counterparty and interest rate cap agreements with an unrelated counterparty.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note Q —	Derivative Financial Instruments (Continued)

During the second quarter of 2009, we entered into two interest rate cap agreements with an unrelated counterparty in connection with a secured financing transaction. We have not designated the interest rate caps as hedges, and all changes in fair value are recorded in income.

All of our interest rate and foreign currency swap agreements are subject to a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. Our derivative portfolio is recorded at fair value on our balance sheet on a net basis in Derivative assets, net (see Note P — Fair Value Measurements). We account for all of our interest rate swap and foreign currency swap agreements as cash flow hedges. We do not have any credit risk related contingent features and are not required to post collateral under any of our existing derivative contracts.

Derivatives have notional amounts, which generally represent amounts used to calculate contractual cash flows to be exchanged under the contract. The following table presents notional and fair values of derivatives outstanding at the following dates:

	Asset Derivatives		Liability Derivatives
	Notional Value	USD Fair Value	Notional Value	USD Fair Value
	(In thousands)

December 31, 2010:
Derivatives designated as hedging instruments:
Interest rate swap agreements(a)	$—	$—	$625,717	$(56,244)
Foreign exchange swap agreements	€1,000,000	114,431	$—	$—

Total derivatives designated as hedging instruments		$114,431		$(56,244)

Derivatives not designated as hedging instruments:
Interest rate cap agreements	$89,520	$1,963	$—	$—

Total derivatives		$116,394		$(56,244)

December 31, 2009:
Derivatives designated as hedging instruments:
Interest rate swap agreements(a)	$—	$—	$1,070,513	$(66,916)
Foreign exchange swap agreements	€1,600,000	254,261	$14,191	(574)

Total derivatives designated as hedging instruments		$254,261		$(67,490)

Derivatives not designated as hedging instruments:
Interest rate cap agreements	$100,631	$4,086	$—	$—

Total derivatives		$258,347		$(67,490)

(a)	Converts floating interest rate debt into fixed rate debt.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note Q —	Derivative Financial Instruments (Continued)

During the years ended December 31, 2010, 2009 and 2008, we recorded the following in OCI related to derivative instruments:

	December 31
Gain (Loss)	2010	2009	2008
	(Dollars in thousands)

Effective portion of change in fair market value of derivatives(a)(b)	$(107,524)	$160,617	$(601,008)
Amortization of balances of de-designated hedges and other adjustments	3,372	(485)	(742)
Foreign exchange component of cross currency swaps credited (charged) to income	225,700	(114,620)	507,050
Income tax effect	(42,542)	(15,929)	33,145

Net changes in cash flow hedges, net of taxes	$79,006	$29,583	$(61,555)

(a)	Includes gains(losses) realized on swaps that matured during 2010, 2009, and 2008 that were de-designated as hedges and then subsequently redesignated, did not have hedge accounting treatment, or were not perfectly effective, for the entire term of the contracts. The amounts included are $(15.4) million, $9.7 million and ($22.1) million in 2010, 2009, and 2008, respectively.

(b)	2010 and 2009 include $23.3 million and $(12.7) million of combined CVA and MVA, respectively.

The following table presents the effective portion of the unrealized gain (loss) on derivative positions recorded in OCI:

	Amount of Unrealized
	Gain or (Loss)
	Recorded in OCI on
	Derivatives
	(Effective Portion)
	December 31,
Derivatives Designated as Cash Flow Hedges	2010	2009	2008
	(Dollars in thousands)

Interest rate swap agreements	$(27,733)	$7,260	$(79,575)
Foreign exchange swap agreements(a)	(172,003)	66,037	(503,765)

Total	$(199,736)	$73,297	$(583,340)

(a)	2010 and 2009 include $23.3 million and $(12.7) million of combined CVA and MVA, respectively.

The following table presents amounts reclassified from AOCI into income when cash payments were made or received on our qualifying cash flow hedges:

	Amount of Gain or
	(Loss) Reclassified
	from AOCI Into
	Income
	(Effective Portion)
Location of Gain or (Loss) Reclassified from AOCI	December 31,
into Income (Effective Portion)	2010	2009	2008
	(Dollars in thousands)

Interest rate swap agreements — interest expense	$(31,682)	$(36,916)	$(14,613)
Foreign exchange swap agreements — interest expense	(60,306)	(49,681)	38,999
Foreign exchange swap agreements — lease revenue	(224)	(723)	(6,718)

Total	$(92,212)	$(87,320)	$17,668

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note Q —	Derivative Financial Instruments (Continued)

We estimate that within the next twelve months, we will amortize into earnings approximately $65.9 million of the pre-tax balance in AOCI under cash flow hedge accounting in connection with our program to convert debt from floating to fixed interest rates.

The following table presents the effect of derivatives recorded in the Consolidated Statements of Operations for the years ended December 31, 2010, 2009, and 2008:

	Amount of Gain or (Loss)
	Recognized in Income on
	Derivatives (Ineffective
	Portion)(a)
	December 31,
	2010	2009	2008
	(Dollars in thousands)

Derivatives Designated as Cash Flow Hedges:
Interest rate swap agreements	$(156)	$(868)	$(1,768)
Foreign exchange swap agreements	(26,788)	12,791	(16,750)

Total	(26,944)	11,923	(18,518)

Derivatives Not Designated as a Hedge:
Interest rate cap agreements(b)	(2,062)	(647)	—
Reconciliation to Consolidated Statements of Operations:
Income effect of maturing derivative contracts	(15,409)	9,689	(22,110)
Reclassification of amounts de-designated as hedges recorded in AOCI	(3,372)	485	702

Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	$(47,787)	$21,450	$(39,926)

(a)	All components of each derivative’s gain or loss were included in the assessment of effectiveness.

(b)	An additional $(0.1) million and $(0.8) million of amortization of premium paid to the derivative counterparty was recognized in Interest expense during the years ended December 31, 2010 and 2009, respectively.

Note R —	Fair Value Disclosures of Financial Instruments

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

AVGs:  Guarantees entered into after December 31, 2002, are included in Accrued interest and other payables on our Consolidated Balance Sheets. Fair value is approximately equal to unamortized fees.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note R —	Fair Value Disclosures of Financial Instruments (Continued)

The carrying amounts and fair values of our financial instruments at December 31, 2010 and 2009 are as follows:

	2010		2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	of Asset	of Asset	of Asset	of Asset
	(Liability)	(Liability)	(Liability)	(Liability)
	(Dollars in thousands)

Cash	$3,524,750 (a)	$3,524,750	$652,067 (a)	$652,067
Notes receivable	65,065	64,622	102,213	97,600
Debt financing (including foreign currency adjustment and subordinated debt and excluding debt discount)	(27,789,786)	(28,267,765)	(30,112,395)	(26,762,955)
Derivative assets, net(b)	60,150	60,150	190,857	190,857
AVGs	(10,013)	(11,654)	(10,860)	(12,886)

(a)	Includes restricted cash of $457.1 million (2010) and $315.2 million (2009).

(b)	Includes combined CVA and MVA of $23.3 million (2010) and $(12.7) million (2009).

Note S —	Flight Equipment Rent

We sold two aircraft in 2006, which were accounted for as sale-leaseback transactions. We prepaid the total contracted lease payments. The prepaid lease payments are recognized as an expense in Flight Equipment Rent ratably over the lease-back period. Prepaid rent in the amounts of $36.5 million and $54.5 million are included in Lease Receivables and other assets on our 2010 and 2009 Consolidated Balance Sheets, respectively. Flight Equipment Rent includes the recognition of rent expense related to the years ended December 31, 2010, 2009 and 2008. We will charge $18.0 million to Flight Equipment Rent for each of the years 2011 through 2012 in recognition of such rent expense.

Note T —	Out of Period Adjustments

In 2010, ILFC recorded out of period adjustments related to prior years, which decreased pre-tax income by $40.9 million. The out of period adjustments related to (i) the depreciable lives of overhaul costs that were incurred by ILFC directly over the period of 2003 to 2010, and (ii) certain pension costs under a non-qualified plan covering certain ILFC employees for the service period 1996 to 2010. Management has determined after evaluating the quantitative and qualitative aspects of these corrections that ILFC’s current and prior period financial statements are free of material errors.

Note U —	Subsequent Events

Revolving Credit Facility

On January 31, 2011, we entered into a new $2.0 billion unsecured three-year revolving credit facility with a group of 11 banks that expires on January 31, 2014. This revolving credit facility provides for interest rates based on either a base rate or LIBOR plus an applicable margin determined by a ratings-based pricing grid. The credit agreement contains customary events of default and restrictive covenants, including financial covenants that require us to maintain a minimum fixed charge coverage ratio, a minimum consolidated tangible net worth and a maximum ratio of consolidated debt to consolidated tangible net worth.

AIG Recapitalization

On January 14, 2011, AIG was recapitalized and the FRBNY Credit Facility was repaid and terminated through a series of transactions, including the Master Transaction Agreement. Upon closing of the recapitalization,

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note U —	Subsequent Events (Continued)

we must get consent from the Department of Treasury, rather than the FRBNY, to take the significant actions specified in the Master Transaction Agreement.

In the first quarter of 2011, we signed a memorandum of understanding to purchase 75 A320neos and 25 A321neos from Airbus, which will replace our previous A380 commitments, and a purchase agreement for 33 737-800 aircraft from Boeing. The estimated aggregate purchase price for the 133 aircraft is approximately $7.5 billion and the aircraft will deliver through 2019.

Note V —	Quarterly Financial Information (Unaudited)

We have set forth below selected quarterly financial data for the years ended December 31, 2010 and 2009. The following quarterly financial information for each of the three months ended and at March 31, June 30, September 30, and December 31, 2010 and 2009 is unaudited. As stated in Note A — Basis of Preparation, the classification of certain revenue and expense amounts in our prior period financial statements were revised to conform to current period presentation. We have presented these amounts separately below, both as reported and as revised.

As previously reported:

	Quarter
	First	Second	Third		Fourth		Total
	(Dollars in thousands)

Year Ended December 31, 2010
Total Revenues	$901,588	$1,244,095	$1,287,296		N/A		N/A
Pre-tax (Loss) Income(a)	(98,612)	174,358	(157,185	)(b)	N/A		N/A
Net (Loss) Income(a)	(62,926)	110,753	(105,535)		N/A		N/A
Year Ended December 31, 2009
Total Revenues	$1,278,080	$1,330,153	$1,347,179		$1,366,329		$5,321,741
Pre-tax Income	314,902	364,397	380,887		335,981	(c)	1,396,167
Net Income	202,957	236,925	245,813		209,934		895,629

(a)	During 2010, we recorded impairment charges and fair value adjustments of $353.4 million, $61.2 million, $407.4 million and $676.7 million during the first, second, third and fourth quarter, respectively, related to 155 aircraft.

(b)	In the third quarter of 2010, we recorded an out of period adjustment which decreased pretax income by $20.2 million related to prior quarters and years and relating to certain pension costs under a non qualified plan covering certain ILFC employees for the service period of 1996-2010.

(c)	In the fourth quarter of 2009, we recorded impairment charges aggregating $52.9 million related to three aircraft.

Revised:

	Quarter
	First	Second	Third	Fourth		Total
	(Dollars in thousands)

Year Ended December 31, 2010
Total Revenues	$1,244,132	$1,174,338	$1,211,534	$1,168,876		$4,798,880
Pre-tax (Loss) Income(a)	(98,612)	174,358	(157,185)	(510,429	)(c)	(591,868)
Net (Loss) Income(a)	(62,926)	110,753	(105,535)	(326,050)		(383,758)
Year Ended December 31, 2009
Total Revenues	$1,201,629	$1,256,070	$1,278,728	$1,265,571		$5,001,998
Pre-tax Income	314,902	364,397	380,887	335,981	(b)	1,396,167
Net Income	202,957	236,925	245,813	209,934		895,629

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note V —	Quarterly Financial Information (Unaudited) (Continued)

(a)	During 2010, we recorded impairment charges and fair value adjustments of $353.4 million, $61.2 million, $407.4 million and $676.7 million during the first, second, third and fourth quarter, respectively, related to 155 aircraft.

(b)	In the fourth quarter of 2009, we recorded impairment charges aggregating $52.9 million related to three aircraft.

(c)	In the fourth quarter of 2010, we recorded an out of period adjustment which decreased pretax income by $20.7 million related to prior quarters and years and relating to the depreciable lives of overhaul costs that were incurred by ILFC directly over the period of 2003 to 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 9, 2011

INTERNATIONAL LEASE FINANCE CORPORATION

By	/s/ FREDERICK S. CROMER
Frederick S. Cromer
Senior Vice President
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ HENRI COURPRON Henri Courpron	Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2011

/s/ ALAN H. LUND Alan H. Lund	President, Director and Vice Chairman of the Board	March 9, 2011

/s/ DOUGLAS M. STEENLAND Douglas M. Steenland	Director and Chairman of the Board	March 9, 2011

/s/ ROBERT H. BENMOSCHE Robert H. Benmosche	Director	March 9, 2011

/s/ WILLIAM N. DOOLEY William N. Dooley	Director	March 9, 2011

/s/ LESLIE L. GONDA Leslie L. Gonda	Director	March 9, 2011

/s/ DAVID L. HERZOG David L. Herzog	Director	March 9, 2011

/s/ FREDERICK S. CROMER Frederick S. Cromer	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 9, 2011

/s/ KURT H. SCHWARZ Kurt H. Schwarz	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	March 9, 2011

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