Form 10-Q
period 2011-03-31
INTERNATIONAL LEASE FINANCE CORP
filed 2011-05-10
CIK 714311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

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
Yes  X  No
         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      No
         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Smaller reporting company
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No  X
     As of May 10, 2011, there were 45,267,723 shares of Common Stock, no par value, outstanding.
     Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT

TABLE OF DEFINITIONS

AIG	American International Group, Inc.
AIG Funding	AIG Funding, Inc.
AIGFP	AIG Financial Products Corp.
Airbus	Airbus S.A.S.
AOCI	Accumulated other comprehensive income
AVG	Asset Value Guarantee
Boeing	The Boeing Company
The Company, ILFC, we, our, us	International Lease Finance Corporation
CVA	Credit Value Adjustment
Department of the Treasury	United States Department of the Treasury
ECA	Export Credit Agency
FASB	Financial Accounting Standards Board
Fitch	Fitch Ratings, Inc.
FRBNY	Federal Reserve Bank of New York
FRBNY Credit Agreement	The credit agreement, dated as of September 22, 2008, as amended, between AIG and the FRBNY
GAAP	Generally Accepted Accounting Principles in the United States of America
Master Transaction Agreement	Master Transaction Agreement, entered into by AIG on December 8, 2010, with the Department of the Treasury
Moody’s	Moody’s Investor Service, Inc.
MVA	Market Value Adjustment
OCI	Other comprehensive income
SEC	U.S. Securities and Exchange Commission
S&P	Standard and Poor’s, a division of The McGraw-Hill Companies, Inc.
TARP	Troubled Asset Relief Program
VaR	Value at Risk
VIEs	Variable Interest Entities
Volare	Estate of Volare Airlines
WKSI	Well Known Seasoned Issuer

PART I. FINANCIAL INFORMATION
ITEM 1.
FINANCIAL STATEMENTS
INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED, CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents, including interest bearing accounts of $2,147,869 (2011) and $3,058,747 (2010)	$2,155,769	$3,067,697
Restricted cash, including interest bearing accounts of $401,857 (2011) and $402,373 (2010)	401,857	457,053
Notes receivable, net of allowance, and net investment in finance and sales-type leases	91,358	132,685
Flight equipment under operating leases	51,565,044	51,646,586
Less accumulated depreciation	13,439,542	13,120,421

	38,125,502	38,526,165
Flight equipment held for sale	27,378	255,178
Deposits on flight equipment purchases	200,614	184,410
Lease receivables and other assets	398,243	402,932
Derivative assets, net	178,579	60,150
Deferred debt issue costs, less accumulated amortization of $197,424 (2011) and $181,460 (2010)	283,756	232,576

	$41,863,056	$43,318,846

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued interest and other payables	$559,202	$689,606
Current income taxes	79,127	108,898
Secured debt financing, net of deferred debt discount of $21,112 (2011) and $22,309 (2010)	9,402,279	9,556,634
Unsecured debt financing, net of deferred debt discount of $45,683 (2011) and $47,977 (2010)	15,664,486	16,997,466
Subordinated debt	1,000,000	1,000,000
Foreign currency adjustment related to foreign currency denominated debt	249,500	165,400
Security deposits, overhaul rental and other customer deposits	1,611,289	1,620,784
Rentals received in advance	263,931	284,115
Deferred income taxes	4,714,981	4,663,939
Commitments and Contingencies - Note M
SHAREHOLDERS’ EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B, each having 500 shares issued and outstanding	100,000	100,000
Common stock - no par value; 100,000,000 authorized shares, 45,267,723 issued and outstanding	1,053,582	1,053,582
Paid-in capital	608,070	606,367
Accumulated other comprehensive income (loss)	(47,936)	(58,944)
Retained earnings	6,604,545	6,530,999

Total shareholders’ equity	8,318,261	8,232,004

	$41,863,056	$43,318,846

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Dollars in thousands)
(Unaudited)

	March 31, 2011	March 31, 2010
REVENUES AND OTHER INCOME
Rental of flight equipment	$1,140,921	$1,229,862
Flight equipment marketing and gain on aircraft sales	674	1,284
Interest and other	26,918	12,986

	1,168,513	1,244,132

EXPENSES
Interest	407,500	334,866
Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	622	40,066
Depreciation of flight equipment	452,531	490,241
Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed of	103,310	353,387
Flight equipment rent	4,500	4,500
Selling, general and administrative	51,713	35,637
Other expenses	30,975	84,047

	1,051,151	1,342,744

INCOME (LOSS) BEFORE INCOME TAXES	117,362	(98,612)
Provision (benefit) for income taxes	43,641	(35,686)

NET INCOME (LOSS)	$73,721	$(62,926)

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED, CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Dollars in thousands)
(Unaudited)

	March 31, 2011	March 31, 2010
NET INCOME (LOSS)	$73,721	$(62,926)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net changes in fair value of cash flow hedges, net of taxes of $(6,160) (2011) and $(26,687) (2010)	11,439	49,561
Change in unrealized appreciation on securities available for sale, net of taxes of $0 (2011) and $(13) (2010)	(431)	24

	11,008	49,585

COMPREHENSIVE INCOME (LOSS)	$84,729	$(13,341)

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Dollars in thousands)
(Unaudited)

	March 31, 2011	March 31, 2010
OPERATING ACTIVITIES
Net income (loss)	$73,721	$(62,926)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	452,531	490,241
Deferred income taxes	44,883	(54,884)
Derivative instruments	(100,830)	140,578
Foreign currency adjustment of non-US$ denominated debt	84,100	(131,200)
Amortization of deferred debt issue costs	15,964	8,966
Amortization of debt discount	3,490	1,436
Amortization of prepaid lease costs	11,540	10,534
Aircraft impairment charges and fair value adjustments	103,310	353,387
Lease expenses related to aircraft sales	(644)	84,047
Interest paid-in-kind to AIG Funding	—	28,920
Other, including foreign exchange adjustments on foreign currency denominated cash and gain on aircraft sales	(1,531)	(14,685)
Changes in operating assets and liabilities:
Lease receivables and other assets	(4,174)	18,643
Accrued interest and other payables	(131,681)	5,414
Current income taxes	(29,771)	4,934
Tax benefit sharing payable to AIG	—	(85,000)
Rentals received in advance	(20,184)	(20,365)

Net cash provided by operating activities	500,724	778,040

INVESTING ACTIVITIES
Acquisition of flight equipment	(98,487)	—
Payments for deposits and progress payments	(47,940)	(10,518)
Proceeds from disposal of flight equipment	198,643	—
Restricted cash	55,196	(584,772)
Collections on notes receivable and finance and sales-type leases	37,380	13,779
Other	(2,814)	(147)

Net cash provided by (used in) investing activities	141,978	(581,658)

FINANCING ACTIVITIES
Proceeds from debt financing	—	3,407,175
Payments in reduction of debt financing	(1,490,825)	(739,906)
Debt issue costs	(67,144)	(60,868)
Payment of common and preferred dividends	(175)	(87)
Security and rental deposits received	19,380	10,202
Security and rental deposits returned	(15,808)	(7,764)
Transfers of security and rental deposits on sales of aircraft	(19,391)	—
Overhaul rentals collected	105,570	94,890
Overhaul deposits reimbursed	(82,914)	(80,781)
Transfer of overhauls rentals on sales of aircraft	(18,623)
Net change in other deposits	14,679	4,879

Net cash (used in) provided by financing activities	(1,555,251)	2,627,740

Net (decrease) increase in cash	(912,549)	2,824,122
Effect of exchange rate changes on cash	621	(753)
Cash at beginning of period	3,067,697	336,911

Cash at end of period	$2,155,769	$3,160,280

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Dollars in thousands)
(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	March 31, 2011		March 31, 2010
Cash paid during the period for:
Interest, excluding interest capitalized of $2,106 (2011) and $1,474 (2010)	$544,459		$321,867
Income taxes, net	28,528	(a)	270

(a)	Approximately $26 million was paid to AIG for ILFC tax liability.
Non-Cash Investing and Financing Activities
2011:
Held for sale assets in the amount of $49,060 were reclassified to Flight equipment under operating leases in the amount of $52,420, with $3,360 realized in income for aircraft that no longer meet the definition of held for sale.
$31,734 of Deposits on flight equipment purchases were applied to Acquisition of flight equipment under operating leases.

Customer security deposits of $7,354 were forfeited and recognized in income.

$3,050 of Flight equipment under operating leases was transferred to Other assets upon the part-out of an aircraft.
2010:
$7,619 of Deposits on flight equipment purchases were applied to Acquisition of flight equipment under operating leases.
See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

     The accompanying unaudited, condensed, consolidated financial statements include our accounts, accounts of all other entities in which we have a controlling financial interest, as well as accounts of VIEs in which we are the primary beneficiary. See Note N — Variable Interest Entities for further discussions on VIEs. All material intercompany accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods presented have been included. Certain reclassifications have been made to the 2010 unaudited, condensed, consolidated financial statements to conform to the 2011 presentation. Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

B.	Recent Accounting Pronouncements

We did not adopt any new accounting standards during the first three months of 2011.

C.	Restricted Cash

     We entered into ECA facility agreements in 1999 and 2004 through subsidiaries. See Note G — Debt Financings. We had no loans outstanding under the 1999 ECA facility as of March 31, 2011. Our current long-term debt ratings require us to segregate security deposits, overhaul rentals and rental payments received under the leases of the aircraft funded under the 2004 ECA facility (segregated rental payments are used to make scheduled principal and interest payments on the outstanding debt). The segregated funds are deposited into separate accounts pledged to and controlled by the security trustee of the 2004 ECA facility. At March 31, 2011, we had segregated security deposits, overhaul rentals and rental payments aggregating approximately $355 million related to aircraft funded under the 2004 ECA facility. The segregated amounts fluctuate with changes in security deposits, overhaul rentals, rental payments and debt maturities related to the aircraft funded under the 2004 ECA facility. In addition, if a default resulting in an acceleration of the obligations under the 2004 ECA facility were to occur, pursuant to a cross-collateralization agreement, we would have to segregate lease payments, overhaul rentals and security deposits received after such acceleration event occurred relating to all the aircraft funded under the 1999 ECA facility, even though those aircraft are no longer subject to a loan at March 31, 2011.

     In March 2010, we entered into a $550 million secured term loan through a newly formed subsidiary. The proceeds from this transaction are restricted until the collateral is transferred to certain of our subsidiaries that guarantee the debt on a secured basis and whose equity were pledged to secure the term loan and at March 31, 2011, approximately $47 million of the proceeds remained restricted.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2011
(Unaudited)

     The subsidiaries described above meet the definition of a VIE and have been designated as non-restricted subsidiaries, under our indentures. See Note G — Debt Financings and Note N - Variable Interest Entities.

D.	Allowance for Credit Losses

     On occasion we enter into finance or sales type leases, or in limited circumstances we will advance cash, or accept a notes receivable, in conjunction with the sale of an aircraft. At March 31, 2011, we had four aircraft under finance and sales type leases with aggregate principal balance of $66.5 million and notes receivable with aggregate principal balance, net of allowance, of $24.9 million. At December 31, 2010, the principal related to the four aircraft under finance leases aggregated $67.6 million and the principal of our notes receivable aggregated $65.1 million.

We had the following activity in our allowance for credit losses on notes receivable for the following periods:

(Dollars in thousands)
Allowance for credit losses:
Balance at December 31, 2009	$1,531
Provision	19,511
Write-off’s	—
Recoveries	—

Balance at December 31, 2010	$21,042

Provision	11,619
Write-off’s	—
Recoveries	(1,531)

Balance at March 31, 2011	$31,130

E.	Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed of

We reported the following impairment charges and fair value adjustments on flight equipment during the three months ended March 31, 2011 and 2010, respectively, as follows:

	Three Months Ended
	March 31, 2011		March 31, 2010
	Aircraft	Impairment		Impairment
	Impaired	Charges and		Charges and
	or	Fair Value	Aircraft	Fair Value
	Adjusted	Adjustments	Impaired	Adjustments
Loss/(Gain)	(Dollars in millions)
Impairment charges on aircraft likely to be sold and fair value adjustments on aircraft likely to be sold or sold	9	$107.0	52	$353.4
Fair value adjustments on held for sale aircraft sold or transferred from held for sale back to flight equipment under operating leases	8	(6.2)	—	—
Impairment charges on aircraft designated for part-out	1	$2.5	—	$—

Total Impairment charges and fair value adjustments on flight equipment	18	$103.3	52	$353.4

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2011
(Unaudited)
Three months ended March 31, 2011

     During the three months ended March 31, 2011, we sold three aircraft to third parties from our Fleet held for use, and as a result recorded fair value adjustments aggregating $5.9 million for the three months ended March 31, 2011. Additionally, we were in negotiations with third parties for the sale of six aircraft and deemed those aircraft more likely than not to be sold as of March 31, 2011. These aircraft did not meet the criteria required to be classified as Flight equipment held for sale; however, due to current market conditions and in accordance with GAAP we recorded impairment charges aggregating $101.1 million related to those aircraft.

     In addition, during the three months ended March 31, 2011, we determined that two aircraft we had previously classified as Flight equipment held for sale no longer met the criteria and reclassified those aircraft to Flight equipment under operating lease. In accordance with GAAP, we recorded the two aircraft at the lower of depreciated cost, had the aircraft never been classified as Flight equipment held for sale, or its fair value at the date of the reclassification of the aircraft, and recorded fair value adjustments resulting in a net credit of $3.3 million related to those aircraft for the three months ended March 31, 2011. We also sold six aircraft that were classified as Flight equipment held for sale, and recorded fair value adjustments related to those aircraft aggregating a net credit of $2.9 million.

     During the three months ended March 31, 2011, we also designated one aircraft for part-out and recorded impairment charges of $2.5 million to record the parts at their fair value. The fair value of the parts is included in Lease receivables and other assets on our Condensed Consolidated Balance Sheet.

Three months ended March 31, 2010

     On April 13, 2010, to generate liquidity to repay maturing debt obligations, we signed an agreement to sell 53 aircraft from our existing fleet to a third party for an aggregate purchase price of $1.987 billion. As of May 7, 2010, we were also a party to negotiations to sell two 747-300’s manufactured in 1988. As of March 31, 2010, none of the aircraft met the criteria required under GAAP to be recorded as held for sale; however, due to market conditions at that time and in accordance with GAAP, we recorded impairment charges aggregating $353.4 million related to 52 of these 55 aircraft for the three months ended March 31, 2010.

F.	Flight Equipment Held for Sale

     At March 31, 2011 and December 31, 2010, we had one and nine aircraft, respectively, that met the criteria for, and were classified as, Flight equipment held for sale. The balance in Flight equipment held for sale of $27.4 million and $255.2 million at March 31, 2011 and December 31, 2010, respectively, represents the estimated fair value of such aircraft. We cease recognition of depreciation expense on aircraft subsequent to transferring them from Flight equipment under operating leases. During the three months ended March 31, 2011, we transferred two aircraft that no longer met the criteria for Flight equipment held for sale to Flight equipment under operating leases. Subsequent to March 31, 2011, we determined that the remaining aircraft classified as Flight equipment held for sale at March 31, 2011 no longer met the criteria for the classification and, at such determination, the aircraft was transferred to Flight equipment under operating leases.

     Net cash proceeds from sales of flight equipment classified as held for sale is received as each individual aircraft sale is consummated. The actual purchase price may differ from the recorded estimated fair value of the aircraft when classified as held for sale, depending on the timing of the completion of a sale and, in some cases, whether an aircraft classified as held for sale is subsequently substituted with different aircraft.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2011
(Unaudited)
We had the following activity in Flight equipment held for sale for the three months ended March 31, 2011:

Flight Equipment Held for Sale	Aircraft	Carrying Value
	(Dollars in thousands)
Balance at December 31, 2010	9	$255,178
Transferred to Flight equipment under operating leases	(2)	(49,060)
Flight equipment sold	(6)	(178,740)

Flight equipment held for sale at March 31, 2011	1	$27,378

G. Debt Financings

Our debt financing was comprised of the following at the following dates:

	March 31,
	2011	December 31, 2010
	(Dollars in thousands)
Secured
Senior secured bonds	$3,900,000	$3,900,000
ECA financings	2,626,088	2,777,285
Bank debt	1,465,400	1,465,400
Other secured financings (a)	1,431,903	1,436,258
Less: Deferred debt discount	(21,112)	(22,309)

	9,402,279	9,556,634
Unsecured
Bonds and Medium-Term Notes	15,475,569	16,810,843
Bank debt	234,600	234,600
Less: Deferred debt discount	(45,683)	(47,977)

	15,664,486	16,997,466

Total Senior Debt Financings	25,066,765	26,554,100
Subordinated Debt	1,000,000	1,000,000

	$26,066,765	$27,554,100

(a)
Of this amount, $109.6 million (2011) and $113.7 million (2010) is non-recourse to ILFC. These secured financings were incurred by VIEs and consolidated into our condensed consolidated financial statements.

     The above amounts represent the anticipated settlement of our outstanding debt obligations as of March 31, 2011 and December 31, 2010. Certain adjustments required to present currently outstanding hedged debt obligations have been recorded and presented separately on our Condensed, Consolidated Balance Sheets, including adjustments related to foreign currency hedging and interest rate hedging activities.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2011
(Unaudited)

     We have created direct and indirect wholly-owned subsidiaries for the purpose of purchasing aircraft and obtaining financings secured by such aircraft. These entities have been designated as non-restricted subsidiaries under our indentures, and meet the definition of a VIE. We have determined that we are the primary beneficiary of such VIEs and, accordingly, we consolidate such entities into our condensed, consolidated financial statements. See Note N — Variable Interest Entities for more information on VIEs.

Senior Secured Bonds
     On August 20, 2010, we issued $3.9 billion of senior secured notes, with $1.35 billion maturing in September 2014 and bearing interest of 6.5%, $1.275 billion maturing in September 2016 and bearing interest of 6.75%, and $1.275 billion maturing in September 2018 and bearing interest of 7.125%. The notes are secured by a designated pool of aircraft, initially consisting of 174 aircraft and their related leases and certain cash collateral. In addition, two of ILFC’s subsidiaries, which either own or hold leases of aircraft included in the pool securing the notes, have guaranteed the notes. We can redeem the notes at any time prior to their maturity, provided we give notification between 30 to 60 days prior to the intended redemption date and subject to a penalty of the greater of 1% of the outstanding principal amount and a “make-whole” premium. There is no sinking fund for the notes.

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

We used the proceeds from the issuance of the senior secured bonds to repay in full loans from AIG Funding.

Export Credit Facilities
     We entered into ECA facility agreements in 1999 and 2004 through certain direct and indirect wholly-owned subsidiaries that have been designated as non-restricted subsidiaries under our indentures. The 1999 and 2004 ECA facilities were used to fund purchases of Airbus aircraft through 2001 and June 2010, respectively. New financings are no longer available to us under either ECA facility and we had no loans outstanding under the 1999 ECA facility as of March 31, 2011. The loans made under the ECA facilities were used to fund a portion of each aircraft’s net purchase price. The loans are guaranteed by various European ECAs. We have collateralized the debt with pledges of the shares of wholly-owned subsidiaries that hold title to the aircraft financed under the facilities.

     In January 1999, we entered into the 1999 ECA facility and used amounts borrowed under this facility to finance purchases of 62 Airbus aircraft through 2001. At March 31, 2011, all loans under the facility had been paid in full. The facility is, however, party to a cross-collateralization agreement relating to the 2004 ECA facility, as further discussed below. The net book value of the aircraft used as collateral under this facility was $1.6 billion at March 31, 2011.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2011
(Unaudited)

     In May 2004, we entered into the 2004 ECA facility, which was amended in May 2009 to allow us to borrow up to $4.6 billion for the purchase of Airbus aircraft delivered through June 30, 2010. We used $4.3 billion of the available amount to finance purchases of 76 aircraft. Each aircraft purchased was financed by a ten-year fully amortizing loan. As of March 31, 2011, approximately $2.6 billion was outstanding under this facility. The interest rates on the loans outstanding under the facility are either fixed or based on LIBOR and ranged from 0.42% to 4.71% at March 31, 2011. The net book value of the aircraft purchased under this facility was $4.2 billion at March 31, 2011.

     Our current long-term debt ratings require us to segregate security deposits, overhaul rentals and rental payments received for aircraft with loan balances outstanding under the 2004 ECA facility (segregated rental payments are used to make scheduled principal and interest payments on the outstanding debt under the 2004 ECA facility). The segregated funds are deposited into separate accounts pledged to and controlled by the security trustee of the facility. In addition, we must register the existing individual mortgages on certain aircraft funded under both the 1999 and 2004 ECA facilities in the local jurisdictions in which the respective aircraft are registered (mortgages are only required to be filed on aircraft with loan balances outstanding or otherwise as agreed in connection with the cross-collateralization agreement as described below). At March 31, 2011, we had segregated security deposits, overhaul rentals and rental payments aggregating approximately $355 million related to aircraft funded under the 2004 ECA facility. The segregated amounts will fluctuate with changes in security deposits, overhaul rentals, rental payments and debt maturities related to the aircraft funded under the 2004 facility.

     During the first quarter of 2010, we entered into agreements to cross-collateralize the 1999 ECA facility with the 2004 ECA facility. As part of such cross-collateralization we (i) guaranteed the obligations under the 2004 ECA facility through our subsidiary established to finance Airbus aircraft under our 1999 ECA facility; (ii) agreed to grant mortgages over certain aircraft financed under the 1999 ECA facility and security interests over other collateral related to the aircraft financed under the 1999 ECA facility to secure the guaranty obligation; (iii) accepted a loan-to-value ratio (aggregating the loans and aircraft from the 1999 ECA facility and the 2004 ECA facility) of no more than 50%, in order to release liens (including the liens incurred under the cross-collateralization agreement) on any aircraft financed under the 1999 or 2004 ECA facilities or other assets related to the aircraft; and (iv) agreed to allow proceeds generated from certain disposals of aircraft to be applied to obligations under the 2004 ECA facility. As of March 31, 2011, there were no outstanding obligations under the 1999 facility.

     We also agreed to additional restrictive covenants relating to the 2004 ECA facility, restricting us from (i) paying dividends on our capital stock with the proceeds of asset sales and (ii) selling or transferring aircraft with an aggregate net book value exceeding a certain disposition amount, which is currently approximately $10.4 billion. The disposition amount will be reduced by approximately $91.4 million at the end of each calendar quarter during the effective period. The covenants are in effect from the date of the agreement until December 31, 2012. A breach of these restrictive covenants would result in a termination event for the ten loans funded subsequent to the date of the agreement and would make those loans, which aggregated $295.4 million at March 31, 2011, due in full at the time of such a termination event.

     In addition, if a termination event resulting in an acceleration of the obligations under the 2004 ECA facility were to occur, pursuant to the cross-collateralization agreement, we would have to segregate lease payments, overhaul rentals and security deposits received after such acceleration event occurred relating to all the aircraft funded under the 1999 ECA facility, even though those aircraft are no longer subject to a loan at March 31, 2011.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2011
(Unaudited)
Secured Bank Debt
     We have a credit facility, dated October 13, 2006, as amended, under which the original maximum amount available was $2.5 billion. We repaid $800 million aggregate principal amount of loans outstanding under this facility in the fourth quarter of 2010 and the amended facility prohibits us from re-borrowing amounts repaid under this facility. Therefore, the current size of the facility is $1.7 billion. As of March 31, 2011, we had secured loans of $1.465 billion outstanding under the facility, all of which will mature in October 2012. The interest on the secured loans is based on LIBOR plus a margin of 2.15%, plus facility fees of 0.2% on the outstanding principal balance. The remaining $235 million outstanding under the facility consists of unsecured loans that will mature on their originally scheduled maturity date in October 2011, with a LIBOR based interest rate equal to 0.96% at March 31, 2011.

     The collateralization requirement under the amended facility provides that the $1.465 billion of secured loans must be secured by a lien on the equity interests of certain of ILFC’s non-restricted subsidiaries that own aircraft with aggregate appraised values of originally not less than 133% of the outstanding principal amount (the “Required Collateral Amount”). The credit facility includes an ongoing requirement, tested periodically, that the appraised value of the eligible aircraft owned by the pledged subsidiaries must be equal to or greater than 100% of the Required Collateral Amount. This ongoing requirement is subject to the right to transfer additional eligible aircraft to the pledged subsidiaries or ratably prepay the loans. We also guarantee the secured loans through certain other subsidiaries.

     The credit facility also contains financial and restrictive covenants that (i) limit our ability to incur indebtedness, (ii) restrict certain payments, liens and sales of assets by us, and (iii) require us to maintain a fixed charge coverage ratio and consolidated tangible net worth in excess of certain minimum levels.

     We intend to use the proceeds from the secured term loan agreement entered into on March 30, 2011, described in more detail below under Other Secured Financing Arrangements to prepay a portion of the amounts outstanding under this credit facility.

Other Secured Financing Arrangements
     In May 2009, ILFC provided $39.0 million of subordinated financing to a non-restricted subsidiary. The entity used these funds and an additional $106.0 million borrowed from third parties to purchase an aircraft, which it leases to an airline. ILFC acts as servicer of the lease for the entity. The $106.0 million loan has two tranches. The first tranche is $82.0 million, fully amortizes over the lease term, and is non-recourse to ILFC. The second tranche is $24.0 million, partially amortizes over the lease term, and is guaranteed by ILFC. Both tranches of the loan are secured by the aircraft and the lease receivables. Both tranches mature in May 2018 with interest rates based on LIBOR. At March 31, 2011, the interest rates on the $82.0 million and $24.0 million tranches were 3.41% and 5.11%, respectively. The entity entered into two interest rate cap agreements to economically hedge the related LIBOR interest rate risk in excess of 4.00%. At March 31, 2011, $86.7 million was outstanding under the two tranches and the net book value of the aircraft was $135.9 million.

     In June 2009, we borrowed $55.4 million through a non-restricted subsidiary, which owns one aircraft leased to an airline. Half of the original loan amortizes over five years and the remaining $27.7 million is due in 2014. The loan is non-recourse to ILFC and is secured by the aircraft and the lease receivables. The interest rate on the loan is fixed at 6.58%. At March 31, 2011, $45.2 million was outstanding and the net book value of the aircraft was $90.6 million.

     On March 17, 2010, we entered into a $750 million term loan agreement secured by 43 aircraft and all related equipment and leases. The aircraft had an average appraised base market value of approximately $1.3 billion, for an initial loan-to-value ratio of approximately 56%. The loan matures on March 17, 2015, and

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2011
(Unaudited)

bears interest at LIBOR plus a margin of 4.75% with a LIBOR floor of 2.0%. The principal of the loan is payable in full at maturity with no scheduled amortization, but we can voluntarily prepay the loan at any time. On March 17, 2010, we also entered into an additional term loan agreement of $550 million through a newly formed non-restricted subsidiary. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain non-restricted subsidiaries of ILFC that hold title to 37 aircraft. The aircraft had an average appraised base market value of approximately $969 million, for an initial loan-to-value ratio of approximately 57%. The loan matures on March 17, 2016, and bears interest at LIBOR plus a margin of 5.0% with a LIBOR floor of 2.0%. The principal of the loan is payable in full at maturity with no scheduled amortization. The proceeds from this loan are restricted from use in our operations until we transfer the related collateral to the non-restricted subsidiaries. At March 31, 2011, approximately $47 million of the proceeds remained restricted. We can voluntarily prepay the loan at any time, subject to a 1% prepayment penalty prior to March 17, 2012. Both loans require a loan-to-value ratio of no more than 63%. The loans also contain customary covenants and events of default, including limitations on the ability of us and our subsidiaries, as applicable, to create liens; incur additional indebtedness; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into transactions with affiliates.

     On March 30, 2011, one of our non-restricted subsidiaries entered into a secured term loan agreement with lender commitments in the amount of $1.3245 billion, which was subsequently increased to $1.5245 billion. The loan matures on March 30, 2018, with scheduled principal payments commencing in June 2012, and bears interest at LIBOR plus a margin of 2.75%, or, if applicable, a base rate plus a margin of 1.75%. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain wholly owned subsidiaries of the subsidiary borrower. The security granted initially includes a portfolio of 54 aircraft, together with attached leases and all related equipment, with an average appraised base market value of approximately $2.4 billion as of January 1, 2011, which equals an initial loan-to-value ratio of approximately 65%, and the equity interests in certain special purpose subsidiaries of the subsidiary borrower (“SPEs”) that will own the aircraft and related equipment and leases that are pledged as security for the loans. The proceeds of the loan will be made available to the subsidiary borrower as aircraft are transferred to the SPEs, at an advance rate equal to 65% of the initial appraised value of the aircraft transferred to the SPEs.

     The subsidiary borrower will be required to maintain compliance with a maximum loan-to-value ratio, which varies over time, as set forth in the term loan agreement. If the subsidiary borrower does not maintain compliance with the maximum loan-to-value ratio, it will be required to either prepay portions of the outstanding loans or transfer additional aircraft to SPEs, subject to certain concentration criteria, so that the ratio is equal to or less than the maximum loan-to-value ratio.

     We can voluntarily prepay the loan at any time, subject to a 2% prepayment penalty prior to March 30, 2012, and a 1% prepayment penalty between March 30, 2012 and March 30, 2013. The loan facility contains customary covenants and events of default, including covenants that limit the ability of the subsidiary borrower and its subsidiaries to (i) incur additional indebtedness; (ii) create liens; (iii) consolidate, merge or dispose of all or substantially all of their assets; and (iv) enter into transactions with affiliates.

Unsecured Bonds and Medium-Term Notes

     Automatic Shelf Registration: We have an effective automatic shelf registration statement filed with the SEC. As a result of our WKSI status, we have an unlimited amount of debt securities registered for sale.

     Pursuant to our automatic shelf registration: (i) on August 20, 2010, we issued $500 million of 8.875% notes due 2017 and (ii) on December 7, 2010, we issued $1.0 billion of 8.25% notes due 2020. At March 31, 2011, we also had $8.7 billion of public bonds and medium-term notes outstanding, with interest rates ranging from 0.62% to 7.50%, which we had issued in prior years under previous registration statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2011
(Unaudited)

     Euro Medium-Term Note Programme: We have a $7.0 billion Euro Medium-Term Note Programme, under which we had approximately $1.2 billion of Euro denominated notes outstanding at March 31, 2011. The notes mature on August 15, 2011, and bear interest based on Euribor with a spread of 0.375%. The Programme is perpetual. As a bond issue matures, the principal amount of that bond becomes available for new issuances under the Programme. We have eliminated the currency exposure arising from the notes by hedging the notes into U.S. dollars and fixing the interest rates at a range of 5.355% to 5.367%. We translate the debt into U.S. dollars using current exchange rates prevailing at the balance sheet date. The foreign exchange adjustment for the foreign currency denominated notes was $249.5 million and $165.4 million at March 31, 2011 and December 31, 2010, respectively.

A rollforward for the quarter ended March 31, 2011, of the foreign exchange adjustment for the foreign currency adjustment related to foreign currency denominated notes is presented below:

(Dollars in thousands)
Foreign currency adjustment related to foreign currency denominated debt at December 31, 2010	$165,400
Foreign currency period adjustment of non-US$ denominated debt	84,100

Foreign currency adjustment related to foreign currency denominated debt at March 31, 2011	$249,500

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

     The annual interest rate on the affected notes increased by 0.25% per year for 90 days, commencing on January 26, 2011, because the registration statement relating to the exchange offer was not declared effective by the SEC by that date, as required under the registration rights agreement. On April 26, 2011, the annual interest rate on the affected notes increased by an additional 0.25% because we were unable to consummate the exchange offer by such date. The registration statement was declared effective on April 6, 2011, and we completed the exchange offer on May 5, 2011. The applicable interest rate reverted to the original level when the exchange offer was consummated.

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

The indenture also provides for customary events of default, including but not limited to, the failure to pay scheduled principal and interest payments on the notes, the failure to comply with covenants and agreements specified in the indenture, the acceleration of certain other indebtedness resulting from non-

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2011
(Unaudited)
payment of that indebtedness, and certain events of insolvency. If any event of default occurs, any amount then outstanding under the senior notes may immediately become due and payable.

Unsecured Bank Debt
     On January 31, 2011, we entered into a new $2.0 billion unsecured three-year revolving credit facility with a group of 11 banks that will expire on January 31, 2014. This revolving credit facility provides for interest rates based on either a base rate or LIBOR plus an applicable margin determined by a ratings-based pricing grid. The credit agreement contains customary events of default and restrictive financial covenants that require us to maintain a minimum fixed charge coverage ratio, a minimum consolidated tangible net worth and a maximum ratio of consolidated debt to consolidated tangible net worth. As of March 31, 2011, no amounts were outstanding under this revolving facility.

     As of March 31, 2011, $234.6 million of unsecured loans were outstanding under our credit agreement dated as of October 13, 2006. These loans remain unsecured and mature in October 2011 on the original maturity date for this credit facility. The interest on the loans is LIBOR based and was 0.96% at March 31, 2011. The remaining outstanding loans under the agreement, as amended, are secured. See Secured Bank Debt above.

Subordinated Debt
     In December 2005, we issued two tranches of subordinated debt totaling $1.0 billion. Both tranches mature on December 21, 2065, but each tranche has a different call option. The $600 million tranche had a call option date of December 21, 2010, and the $400 million tranche has a call option date of December 21, 2015. We did not exercise the call option at December 21, 2010 and the interest rate on the $600 million tranche changed from a fixed interest rate of 5.90% to a floating rate with an initial credit spread of 1.55% plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. The interest will reset quarterly and at March 31, 2011, the interest rate was 5.97%. The $400 million tranche has a fixed interest rate of 6.25% until the 2015 call option date, and if we do not exercise the call option, the interest rate will change to a floating rate, reset quarterly, based on the initial credit spread of 1.80% plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. If we choose to redeem the $600 million tranche, we must pay 100% of the principal amount of the bonds being redeemed, plus any accrued and unpaid interest to the redemption date. If we choose to redeem only a portion of the outstanding bonds, at least $50 million principal amount of the bonds must remain outstanding.

H.	Derivative Activities

     We use derivatives to manage exposures to interest rate and foreign currency risks. At March 31, 2011, we had interest rate and foreign currency swap agreements with a related counterparty and interest rate cap agreements with an unrelated counterparty.

     We record changes in fair value of derivatives in income or OCI depending on the designation of the hedge as either a fair value hedge or cash flow hedge, respectively. Where hedge accounting is not achieved, the change in fair value of the derivative is recorded in income. In the case of a re-designation of a derivative contract, the balance accumulated in AOCI at the time of the re-designation is amortized into income over the remaining life of the underlying derivative. Our foreign currency swap agreements mature in August 2011, our interest rate swap agreements mature through 2015, and our interest rate cap agreements mature in 2018.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2011
(Unaudited)
We have entered into two interest rate cap agreements with an unrelated counterparty in connection with a secured financing transaction. We have not designated the interest rate caps as hedges, and all changes in fair value are recorded in income.

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

Derivatives have notional amounts, which generally represent amounts used to calculate contractual cash flows to be exchanged under the contract. The following table presents notional and fair values of derivatives outstanding at the following dates:

	Asset Derivatives		Liability Derivatives
	Notional Value	Fair Value	Notional Value	Fair Value
		USD		USD
	(In thousands)
March 31, 2011:
Derivatives designated as hedging instruments:
Interest rate swap agreements (a)	$—	$—	$583,176	$(47,406)
Foreign exchange swap agreements	€1,000,000	224,956	—	—

Total derivatives designated as hedging instruments		$224,956		$(47,406)
Derivatives not designated as hedging instruments:
Interest rate cap agreements	$86,660	$1,029	$—	$—

Total derivatives		$225,985		$(47,406)

December 31, 2010:
Derivatives designated as hedging instruments:
Interest rate swap agreements (a)	$—	$—	$625,717	$(56,244)
Foreign exchange swap agreements	€1,000,000	114,431	—	—
Total derivatives designated as hedging instruments		$114,431		$(56,244)

Derivatives not designated as hedging instruments:
Interest rate cap agreements	$89,520	$1,963	$—	$—

Total derivatives		$116,394		$(56,244)

(a)	Converts floating interest rate debt into fixed rate debt.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2011
(Unaudited)
During the three months ended March 31, 2011 and 2010, we recorded the following in OCI related to derivative instruments:

	Gain (Loss)
	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)
Effective portion of change in fair market value of derivatives (a)(b)	$100,658	$(55,204)
Amortization of balances of de-designated hedges and other adjustments	1,041	252
Foreign exchange component of cross currency swaps charged (credited) to income	(84,100)	131,200
Income tax effect	(6,160)	(26,687)

Net changes in cash flow hedges, net of taxes	$11,439	$49,561

(a)	Includes $(44) and $(21,987) of combined CVA and MVA for the three months ended March 31, 2011 and 2010, respectively.

(b)	2010 includes losses of $(15,409) on a derivative contract that matured during the three months ended March 31, 2010, that was de-designated as a cash flow hedge and then subsequently re-designated during the life of the contract.
The following table presents the effective portion of the unrealized gain (loss) on derivative positions recorded in OCI:

	Amount of Unrealized Gain or
	(Loss)
	Recorded in OCI on Derivatives
	(Effective Portion)
	Three Months Ended
	March 31,
Derivatives Designated as Cash Flow Hedges	2011	2010
	(Dollars in thousands)
Interest rate swap agreements	$376	$(9,418)
Foreign exchange swap agreements	82,716	(73,069)

Total (a)	$83,092	$(82,487)

(a)	Includes $(44) and $(21,987) of combined CVA and MVA for the three months ended March 31, 2011 and 2010, respectively.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2011
(Unaudited)
The following table presents amounts reclassified from AOCI into income when cash payments were made or received on our qualifying cash flow hedges:

Amount of Gain or (Loss)
Reclassified from
AOCI Into Income
(Effective Portion)
Three Months Ended
Location of Gain or (Loss) Reclassified from AOCI	March 31,
into Income (Effective Portion)	2011	2010
(Dollars in thousands)
Interest rate swap agreements — interest expense	$(6,903)	$(8,787)
Foreign exchange swap agreements — interest expense	(10,663)	(18,272)
Foreign exchange swap agreements — lease revenue	—	(224)

Total	$(17,566)	$(27,283)

We estimate that within the next twelve months, we will amortize into earnings approximately $28.6 million of the pre-tax balance in AOCI under cash flow hedge accounting in connection with our program to convert debt from floating to fixed interest rates.
The following table presents the effect of derivatives recorded in the Condensed, Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010:

Amount of Gain or (Loss)
Recognized
in Income on Derivatives
(Ineffective Portion) (a)
Three Months Ended
March 31,
2011	2010
(Dollars in thousands)
Derivatives Designated as Cash Flow Hedges:
Interest rate swap agreements	$(31)	$(59)
Foreign exchange swap agreements	1,330	(23,291)

Total	1,299	(23,350)

Derivatives Not Designated as a Hedge:
Interest rate cap agreements	(880)	(1,055)

Reconciliation to Condensed, Consolidated Statements of Operations:
Income effect of maturing derivative contracts	—	(15,409)
Reclassification of amounts de-designated as hedges recorded in AOCI	(1,041)	(252)

Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	$(622)	$(40,066)

(a)	All components of each derivative’s gain or loss were included in the assessment of effectiveness.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2011
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, categorized using the fair value hierarchy described above.

				Counterparty
	Level 1	Level 2	Level 3	Netting (a)	Total
	(Dollars in thousands)
March 31, 2011:
Derivative assets	$—	$225,985	$—	$(47,406)	$178,579
Derivative liabilities	—	(47,406)	—	47,406	—

Total	$—	$178,579	$—	$—	$178,579

December 31, 2010:
Derivative assets	$—	$116,394	$—	$(56,244)	$60,150
Derivative liabilities	—	(56,244)	—	56,244	—

Total	$—	$60,150	$—	$—	$60,150

(a)	As permitted under GAAP, we have elected to offset derivative assets and derivative liabilities under our master netting agreement.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
We measure the fair value of aircraft and certain other assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
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
We recognized impairment charges and fair value adjustments for the three months ended March 31, 2011 and 2010, as provided in Note E — Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed of.
The following table presents the effect on our Condensed, consolidated financial statements as a result of the non-recurring impairment charges and fair value adjustments recorded to Flight equipment for the three months ended March 31, 2011:

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2011
(Unaudited)

		Impairment				Carrying
	Book Value at	Charges and			Depreciation	Value at
	December 31,	Fair Value			and Other	March 31,
	2010	Adjustments	Reclassifications	Sales	Adjustments	2011
	(Dollars in millions)
Flight equipment under operating lease	$243.7	$(109.5)	$49.3	$(17.2)	$(4.2)	$162.1
Flight equipment held for sale	227.6	6.2	(52.4)	(181.4)	—	—
Lease receivables and other assets	—	—	3.1	—	—	3.1

Total	$471.3	$(103.3)	$—	$(198.6)	$(4.2)	$165.2

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
Debt Financing: The fair value of our long-term fixed rate debt is estimated using discounted cash flow analyses, based on our spread to U.S. Treasury bonds for similar debt at year end. The fair value of our long-term floating rate debt is estimated using discounted cash flow analysis based on credit default spreads.
Derivatives: Fair values were based on the use of AIG valuation models that utilize, among other things, current interest, foreign exchange and volatility rates, as applicable.
AVGs: Guarantees entered into after December 31, 2002, are included in Accrued interest and other payables on our Condensed, Consolidated Balance Sheets. Fair value is approximately equal to unamortized fees.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2011
(Unaudited)
The carrying amounts and fair values of our financial instruments at March 31, 2011 and December 31, 2010, are as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value of	Carrying Amount of	Fair Value of
	of Asset (Liability)	Asset (Liability)	Asset (Liability)	Asset (Liability)
	(Dollars in thousands)
Cash, including restricted cash	$2,557,626 (a)	$2,557,626	$3,524,750 (a)	$3,524,750
Notes receivable	24,881	23,469	65,065	64,622
Debt financing (including subordinated debt and foreign currency adjustment, excluding debt discount)	(26,383,306)	(27,132,644)	(27,789,786)	(28,267,765)
Derivative assets	178,579	178,579	60,150	60,150
Guarantees	(9,535)	(11,084)	(10,013)	(11,654)

(a)	Includes restricted cash of $401.9 million (2011) and $457.1 million (2010).
K.	Security Deposits on Aircraft, Overhaul Rentals and Other Customer Deposits
As of March 31, 2011 and 2010, Security Deposits, overhaul rentals and other customer deposits were comprised of:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Security deposits paid by lessees	$919,220	$945,195
Overhaul rentals	557,179	555,423
Other customer deposits	134,890	120,166

Total	$1,611,289	$1,620,784

L.	Related Party Transactions
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

Loans from AIG Funding, Inc.: We borrowed $3.9 billion from AIG Funding, an affiliate of our parent, in 2009 to assist in funding our liquidity needs. On August 20, 2010, we prepaid in full the principal balance of approximately $3.9 billion plus accrued interest.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2011
(Unaudited)
Derivatives and Insurance Premiums: All of our interest rate swap and foreign currency swap agreements are with AIGFP, a related party. See Note I — Fair Value Measurements and Note H — Derivative Activities. In addition, we purchase insurance through a broker who may place part of our policies with AIG. Total insurance premiums were $2.0 million and $1.5 million for the three months ended March 31, 2011 and 2010, respectively.
Our financial statements include the following amounts involving related parties:

	Three Months Ended
Statement of Operations	March 31, 2011	March 31, 2010
	(Dollars in thousands)
Expense (income):
Interest expense on loans from AIG Funding	$—	$60,510
Effect from derivatives on contracts with AIGFP	(258)	(39,011)
Interest on derivative contracts with AIGFP	17,566	27,059
Lease revenue related to hedging of lease receipts with AIGFP	—	224
Allocation of corporate costs from AIG	6,106	4,260
Management fees received	(2,240)	(2,298)
Management fees paid to subsidiaries of AIG	27	240

Balance Sheet	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Asset (liability):
Derivative assets, net	$177,550	$58,187
Income taxes payable to AIG (a)	(79,127)	(108,784)
Accrued corporate costs payable to AIG	(21,844)	(20,753)

(a)	We paid approximately $26 million to AIG during the three months ended March 31, 2011.
M.	Commitments and Contingencies
Guarantees
•	Asset Value Guarantees: We have guaranteed a portion of the residual value of 22 aircraft to financial institutions and other unrelated third parties for a fee. These guarantees expire at various dates through 2023 and generally obligate us to pay the shortfall between the fair market value and the guaranteed value of the aircraft and provide us with an option to purchase the aircraft for the guaranteed value. At March 31, 2011, the maximum aggregate potential commitment that we were obligated to pay under such guarantees, without any offset for the projected value of the aircraft, was approximately $530 million.

•	Aircraft Loan Guarantees: We guarantee two loans collateralized by aircraft to financial institutions. The guarantees expire in 2014, when the loans mature, and obligate us to pay an amount up to the guaranteed value upon the default of the borrower, which may be offset by a portion of the

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2011
(Unaudited)
underlying value of the aircraft collateral. At March 31, 2011, the guaranteed value, without any offset for the projected value of the aircraft, was approximately $22 million.
Management regularly reviews the underlying values of the aircraft collateral to determine our exposure under these guarantees. The next strike date for asset value guarantees is in June 2011. If called upon to perform under these contracts, we would purchase three aircraft for approximately $27.8 million. We do not currently anticipate that we will be required to perform under any of the three guarantees based upon the underlying values of the aircraft collateralized.
Legal Contingencies
•	Flash Airlines, Yemen Airways-Yemenia and Airblue Limited: We are named in lawsuits in connection with the 2004 crash of our Boeing 737-300 aircraft on lease to Flash Airlines, an Egyptian carrier; the 2009 crash of our Airbus A310-300 aircraft on lease to Yemen Airways-Yemenia, a Yemeni carrier; and the 2010 crash of our Airbus A320-200 aircraft on lease to Airblue Limited, a Pakistani carrier. These lawsuits were filed by the families of victims on the flights and seek unspecified damages for wrongful death, costs, and fees. The Flash Airlines litigation originally commenced in May 2004 in California, but all U.S. proceedings were dismissed in favor of proceedings in France where claims are pending before the Tribunal de Grande Instance civil courts in Bobigny and Paris. As of May 9, 2011, the parties are engaged in settlement negotiations. We believe that we have substantial defenses to this action and available liability insurance is adequate to cover our defense costs and any potential liability. The Yemen Airways litigation and the Airblue Limited litigation were filed in January 2011 and March 2011, respectively, in California Superior Court in Los Angeles County. We have been served with the complaints, and each litigation is in its incipient stage. While the plaintiffs have not specified any amount of damages, we believe that we are adequately covered by available liability insurance for both lawsuits and that we have substantial defenses to these actions. We do not believe that the outcome of any of these lawsuits will have a material effect on our consolidated financial condition, results of operations or cash flows.

•	Estate of Volare Airlines: In November 2004, Volare, an Italian airline, filed for bankruptcy in Italy. Prior to Volare’s bankruptcy, we leased to Volare, through wholly-owned subsidiaries, two A320-200 aircraft and four A330-200 aircraft. In addition, we managed the lease to Volare by an entity that is a related party to us of one A330-200 aircraft. In October 2009, the Volare bankruptcy receiver filed a claim in an Italian court in the amount of €29.6 million against us and our related party for the return to the Volare estate of all payments made by it to us and our related party in the year prior to Volare’s bankruptcy filing. At March 31, 2011, we have reached a definitive settlement with the trustee of the estate, in which we have agreed to pay an amount that has been accrued and included in Accrued interest and other payable on our condensed consolidated balance sheets at March 31, 2011 and December 31, 2010. The settlement amount accrued was not material to our consolidated financial position, results of operations or cash flows.
We are also a party to various claims and litigation matters arising in the ordinary course of our business. We do not believe the outcome of any of these matters will be material to our consolidated financial position, results of operations or cash flows.
N.	Variable Interest Entities
Our leasing and financing activities require us to use many forms of entities to achieve our business objectives and we have participated to varying degrees in the design and formation of these entities. Our involvement in VIEs varies and includes being a passive investor in the VIE with involvement from other

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2011
(Unaudited)
parties, managing and structuring all activities of the VIE, and being the sole shareholder of the VIE. See Note G — Debt Financings for more information on entities created for the purpose of obtaining financing.
Investment Activities
We have variable interests in ten entities to which we previously sold aircraft. The interests include debt financings, preferential equity interests and, in some cases, providing guarantees to banks which had provided the secured senior financings to the entities. Each entity owns one aircraft. The individual financing agreements are cross-collateralized by the aircraft. Because we do not control the activities which significantly impact the economic performance of the entities, we do not consolidate the entities into our condensed, consolidated financial statements. We have a credit facility with these entities to provide financing up to approximately $13.5 million, of which approximately $8.4 million was borrowed at March 31, 2011. The maximum exposure to loss for these entities is approximately $20 million, which is the combined net carrying value of this investment and maximum borrowings available under the credit facility at March 31, 2011.
Non-Recourse Financing Structures
We continue to consolidate one entity in which ILFC has a variable interest that was established to obtain secured financing for the purchase of an aircraft. ILFC provided $39.0 million of subordinated financing to the entity and the entity borrowed $106.0 million from third parties, $82.0 million of which is non-recourse to ILFC. The entity owns one aircraft with a net book value of $135.9 million at March 31, 2011. We have determined that we are the primary beneficiary of this entity because we control and manage all aspects of this entity, including directing the activities that most significantly affect the entity’s economic performance, and we absorb the majority of the risks and rewards of this entity.
We also consolidate a wholly-owned subsidiary we created for the purpose of obtaining secured financing for an aircraft. The entity meets the definition of a VIE because it does not have sufficient equity to operate without ILFC’s subordinated financial support in the form of intercompany notes, which serve as equity even though they are legally debt instruments. This entity borrowed $55.4 million from a third party. The loan is non-recourse to ILFC and is secured by the aircraft and the lease receivables. The entity owns one aircraft with a net book value of $90.6 million at March 31, 2011. We have determined that we are the primary beneficiary of this entity because we control and manage all aspects of this entity, including directing the activities that most significantly affect the entity’s economic performance, and we absorb the majority of the risks and rewards of this entity.
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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2011
(Unaudited)
Wholly-Owned Leasing Entities
We have created wholly-owned subsidiaries for the purpose of facilitating aircraft leases with airlines. The entities meet the definition of a VIE because they do not have sufficient equity to operate without ILFC’s subordinated financial support in the form of intercompany loans, which serve as equity even though they are legally debt instruments. We control and manage all aspects of these entities and guarantee the activities of these entities and they are therefore consolidated into our condensed, consolidated financial statements.
O.	Other Expenses
We recognized a $20 million expense for the three months ended March 31, 2011, which is included in Other expenses in our Condensed, Consolidated Statement of Operations and is related to the cancellation of an aircraft engine order. We eliminated the economic effect of the $20 million expense by negotiating with our manufacturer vendors to recover these costs. The recovery will be in two payments. One of these payments is related to a 2007 agreement with one manufacturer for us to extend our evaluation period of aircraft under order until at least 2010. This payment is contingent upon our cancelling of the aircraft order and is not contingent on placing any new order with the manufacturer. As a result of the cancellation of such aircraft order in March 2011, we recorded the related payment receivable of $10 million in Interest and other in the condensed, consolidated statement of operations for the period ended March 31, 2011. The second payment of $10 million is related to an agreement with another manufacturer, which among other contractual terms, includes a provision to reimburse us for the remaining costs associated with the March 2011 order cancellation. The reimbursement payment will be recognized as a reduction of the cost basis of future aircraft deliveries, as we determined the payment to be connected with the purchase of such aircraft. In addition to this charge, for the three months ended March 31, 2011, Other expenses include $11.6 million resulting from the write down of two notes receivable, partially offset by approximately $0.6 million aggregate lease related income.
Other expenses of $84.0 million for the three months ended March 31, 2010 relate to lease related costs we expensed as a result of agreements to sell aircraft, subject to operating leases, to third parties.
P.	Subsequent Events
On April 21, 2011, we increased the lender commitments under our term loan agreement dated March 30, 2011, by $200 million to a total commitment of $1.5245 billion. See Note G — Debt Financings.
On April 22, 2011, we signed a purchase agreement to acquire 80 A320neos and 20 A321neos from Airbus. The first aircraft is scheduled to deliver in 2015. We had entered into a memorandum of understanding with Airbus to acquire such aircraft during the first quarter of 2011.

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
Overview
     We generate the majority of our revenues from leasing new and used commercial jet aircraft to foreign and domestic airlines. We also generate revenues from: (i) remarketing commercial jet aircraft for our own account when we sell our leased aircraft at or before the expiration of their leases; (ii) providing fleet management services, leasing, re-leasing and sales services on behalf of the owner of aircraft; and (iii) fees received in exchange for providing asset value guarantees on aircraft and, in limited circumstances, loan guarantees to buyers of aircraft or to financial institutions.
Recent Developments
     New Financing Arrangements: During the three months ended March 31, 2011, we continued to improve our liquidity position by entering into a new $2.0 billion unsecured revolving credit facility and a new $1.5 billion secured term loan agreement as further discussed below under Liquidity.
     New Aircraft Purchase Agreements: We have signed purchase agreements to acquire 33 787-800 from Boeing and 80 A320neos and 20 A321neos from Airbus. The first aircraft in the A320neo family is scheduled to deliver in 2015.
     Management Team: During the three months ended March 31, 2011, Alan H. Lund, our Vice Chairman and President retired as President, but will remain as Vice Chairman and a member of our board. Our Chief Financial Officer, Mr. Frederick S. Cromer, succeeded Mr. Lund as President.
Operating Results
     We reported net income of approximately $73.7 million for the three months ended March 31, 2011, compared to a net loss of $62.9 million for the same period in 2010 primarily due to lower recorded aircraft fair value adjustments and impairment charges. We recorded fair value adjustments on three aircraft we sold, and we recorded impairment charges on six aircraft we agreed to sell and one we parted-out during the three months ended March 31, 2011, as compared to impairment charges recorded on 52 aircraft we agreed to sell during the same period in 2010. The lower aggregate aircraft fair value adjustments and impairment charges were partially offset by

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(i) a decrease in revenues from rentals of flight equipment primarily due to a reduction in the size of our fleet as a result of aircraft sales and (ii) an increase in interest expense driven by higher composite borrowing rates.
     During the three months ended March 31, 2011 and 2010, respectively, we recorded the following aircraft impairment charges and fair value adjustments:

	Three Months Ended
	March 31, 2011		March 31, 2010
	Aircraft	Impairment		Impairment
	Impaired	Charges and		Charges and
	or	Fair Value	Aircraft	Fair Value
	Adjusted	Adjustments	Impaired	Adjustments
Loss/(Gain)		(Dollars in millions)
Impairment charges on aircraft likely to be sold and fair value adjustments on aircraft likely to be sold or sold	9	$107.0	52	$353.4
Fair value adjustments on held for sale aircraft sold or transferred from held for sale back to flight equipment under operating leases	8	(6.2)	—	—
Impairment charges on aircraft designated for part-out	1	$2.5	—	$—

Total Impairment charges and fair value adjustments on flight equipment	18	$103.3	52	$353.4

(a)
Included in the amount for 2011 is a $3.3 million net fair value credit adjustment related to two aircraft previously held for sale, but which no longer met such criteria. We reclassified those aircraft to Flight equipment under operating leases during the three months ended March 31, 2011. Also included in this amount for 2011 is $2.9 million aggregated fair value credit adjustments related to sales price adjustments for six aircraft that were previously held for sale and sold during the three months ended March 31, 2011.

Cost of borrowing: Our cost of borrowing is increasing as we refinance our existing debt with new financing arrangements, reflecting relatively higher interest rates caused by our current long-term debt ratings. Our average composite interest rate and our average debt outstanding were as follows for the following periods:

	Three Months Ended
	March 31,	December 31,	March 31,
	2011	2010	2010
	(Dollars in thousands)
Average Composite Interest Rate	5.73%	5.42%	4.52%
Average Debt Outstanding	$26,879	$28,822	$31,103

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Our Fleet
     During the three months ended March 31, 2011, we had the following activity related to Flight equipment under operating leases:

Number of
Aircraft
Flight equipment under operating leases at December 31, 2010	933
Aircraft transferred from Flight equipment held for sale to Flight equipment held for use	2
Aircraft purchases	2
Aircraft sold from Flight equipment under operating leases	(3)
Aircraft designated for part-out	(1)

Flight equipment under operating leases at March 31, 2011	933

     As of March 31, 2011, we owned 933 aircraft in our leased fleet, had four additional aircraft in the fleet classified as finance and sales-type leases, and provided fleet management services for 92 aircraft. During 2011, we have contracted to purchase 80 A320neos and 20 A321neos from Airbus, canceled our previous A380 purchase commitments, and contracted to purchase 33 737-800 aircraft from Boeing. These orders bring our total future orders to 236 new aircraft, for delivery through 2019 with an aggregate estimated purchase price of $17.6 billion. Four of these aircraft are scheduled to deliver during the remainder of 2011. Currently we are also considering purchasing new aircraft from airlines and leasing them back to the airlines. We anticipate financing future aircraft purchases in part by operating cash flows and in part by incurring additional debt.
Debt Financing
     We generally fund our operations, including aircraft purchases, through available cash balances, internally generated funds, including aircraft sales, and debt financings. We borrow funds to purchase new and used flight equipment, make progress payments during aircraft construction and pay off maturing debt obligations. These funds are borrowed both on a secured and unsecured basis from various sources. See Liquidity below.
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
     The Middle East and Northern Africa have recently experienced political unrest. We have 67 aircraft on lease in the region. The unrest has had no significant impact on our operating results to date.
     During the three months ended March 31, 2011, fuel prices increased dramatically, which may put downward pressure on demand for aircraft and slow the recovery in lease rates that we have seen over the past ten months. We believe airline profitability and aircraft lease rates will remain vulnerable to increasing fuel costs and other political and economic disruptions through the remainder of 2011.
     One of our customers, P.T. Mandala Airlines (“Mandala”), that operated two of our owned aircraft, ceased operations on January 13, 2011. At March 31, 2011, we had leased one aircraft to another airline and the other aircraft remained off lease. In total, we had four aircraft in our fleet that were not subject to a signed lease agreement or a signed letter of intent at March 31, 2011, two of which were subsequently leased.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     We typically contract to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term, we have generally been able to re-lease aircraft within two to six months of their return.
     There are lags between changes in market conditions and their impact on our results, as contracts not yet reflecting current lease rates remain in effect. Therefore, the current market conditions and any potential effect they may have on our results may not be fully reflected in our current results. Management monitors all lessees that are behind in lease payments, and discusses relevant operational and financial issues facing the lessees with our marketing executives, in order to determine the amount of rental income to recognize for the past due amounts. Lease payments are due in advance and we generally recognize rental income only to the extent we have received payments or hold security deposits. At March 31, 2011, 17 customers operating 77 aircraft were two or more months past due on $36.2 million of lease payments relating to some of those aircraft. Of this amount, we recognized $32.4 million in rental income through March 31, 2011. In comparison, at March 31, 2010, 11 customers operating 31 aircraft were two or more months past due on $29.8 million of lease payments relating to some of those aircraft, $22.7 million of which we recognized in rental income through March 31, 2010.
     Management also reviews all outstanding notes that are in arrears to determine whether we should reserve for, or write off any portion of, the notes receivable. In this process, management evaluates the collectability of each note and the value of the underlying collateral, if any, by discussing relevant operational and financial issues facing the lessees with our marketing executives. As of March 31, 2011, one customer with $0.6 million carrying value of notes receivable, net of reserves, was two months or more behind on principal and interest payments totaling $0.5 million.
     Despite industry cyclicality and current financial stress, we are optimistic about the long-term future of air transportation and, more specifically, the growing role that the leasing industry, and ILFC specifically, provides in the fleet transactions necessary to facilitate the growth of commercial air transport. At March 31, 2011, we had signed leases for all of our new aircraft deliveries through the end of August 2012. Furthermore, we have contracted with Airbus and Boeing, respectively, to purchase 100 A320neo family aircraft and 74 787s with delivery dates through 2019. For these reasons, we believe we are well positioned to manage the current cycle and for the long-term future.
Liquidity
     During the three months ended March 31, 2011, we entered into a new three-year $2.0 billion unsecured revolving credit facility and, through a non-restricted subsidiary, we entered into a secured term loan agreement for approximately $1.3 billion, which was subsequently increased to approximately $1.5 billion of lender commitments. The $1.5 billion becomes available to us as we transfer aircraft into certain non-restricted subsidiaries. The obligations of the subsidiary borrower under the secured term loan agreement are guaranteed on an unsecured basis by ILFC and on a secured basis by the subsidiaries holding the aircraft, as described in greater detail under “Debt Financings — Other Secured Financing Arrangements.” At May 9, 2011, we had not drawn on our unsecured revolving credit agreement and no funds had been advanced to the subsidiary borrower under the approximately $1.5 billion secured term loan. We intend to use the proceeds from the secured term loan agreement to prepay a portion of the $1.7 billion outstanding under our credit facility dated as of October 13, 2006, with current maturity dates in October 2011 and 2012.
     We generated cash flows from operations of $500.7 million for the three months ended March 31, 2011. Using existing cash, we repaid approximately $1.5 billion of maturing debt during the three months ended March 31, 2011 and we had approximately $2.2 billion in cash and cash equivalents that remained available for use in our operations at March 31, 2011. We also had approximately $401.9 million of cash restricted from use in our operations at March 31, 2011, $47 million of which will become available to us as we fulfill certain collateral requirements, as described elsewhere herein.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     Any new issuance of debt by us or our subsidiaries will be subject to the consent of the Department of the Treasury if, after giving effect to the incurrence of the debt and use of proceeds therefrom, we increase our net indebtedness by more than $1 billion compared to the same date in the previous year, or compared to December 8, 2010, if the measurement is made before December 8, 2011. We cannot predict whether the Department of the Treasury will consent to us incurring debt in excess of this amount. Our bank credit facilities and indentures also limit our ability to incur secured indebtedness. The most restrictive covenant in our bank credit facilities permits us and our subsidiaries to incur secured indebtedness totaling up to 30% of our consolidated net tangible assets, as defined in the credit agreement, minus $2.0 billion, which limit currently totals approximately $10.0 billion. As of May 9, 2011, we were able to incur an additional $4.8 billion of secured indebtedness under this covenant. Our debt indentures also restrict us and our subsidiaries from incurring secured indebtedness in excess of to 12.5% of our consolidated net tangible assets, as defined in the indentures. However, we may obtain secured financing without regard to the 12.5% consolidated net tangible asset limit under our indentures by doing so through subsidiaries that qualify as non-restricted under our debt indentures.
     In addition to addressing our liquidity needs through debt financings, we also pursue potential aircraft sales in connection with our ongoing fleet strategy. During the three months ended March 31, 2011, we sold nine aircraft for approximately $200 million in gross proceeds. In evaluating potential sales, we balance the need for funds with the long-term value of holding aircraft and long-term prospects for us. Furthermore, we would need approval from the Department of the Treasury if we entered into sales transactions with aggregate consideration exceeding $2.5 billion during any twelve month period. We cannot predict whether the Department of the Treasury would consent to any future aircraft sales if their consent were required.
     Because the current market for aircraft is depressed due to the economic downturn and limited availability of buyer financing, sales of aircraft would likely result in a realized loss. The potential for impairment or fair value adjustments could be material to our results of operations for an individual period. The amount of the potential resulting aggregate loss would be dependent upon the specific aircraft sold, the sale price, the sale date and any other sale contingencies.
     We believe the sources of liquidity mentioned above, together with our cash generated from operations, will be sufficient to operate our business and repay our debt maturities for at least the next twelve months.
Our Relationship with AIG
Potential Change in Ownership
     AIG does not have any present intention to sell us. If AIG does sell more than 49% of our common stock without certain lenders’ consent, it would be an event of default under one of our credit agreements maturing in October 2011 and 2012 and would allow our lenders to declare such debt immediately due and payable. Accordingly, any plans of such a sale of us by AIG prior to October 2012, would require consideration of this credit arrangement, under which $1.7 billion was outstanding at March 31, 2011. In addition, an event of default or declaration of acceleration under our credit agreement could also result in an event of default under our other debt agreements, including the indentures.
AIG Loans from the FRBNY and Department of the Treasury
     In September 2008, liquidity issues resulted in AIG seeking and receiving governmental support through the FRBNY Credit Agreement and TARP funding from the Department of the Treasury, as more fully described in AIG’s Annual Report on Form 10-K for the year ended December 31, 2010. On January 14, 2011, AIG was recapitalized and the FRBNY Credit Agreement was repaid and terminated through a series of transactions, including the Master Transaction Agreement discussed below, that resulted in the Department of the Treasury becoming AIG’s majority shareholder with ownership of approximately 92% of AIG’s outstanding common stock. AIG understands that, subject to market conditions, the Department of the Treasury intends to dispose of its ownership interest in AIG over time.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
AIG Recapitalization and the Master Transaction Agreement
     On January 14, 2011 (the “Closing”), pursuant to the Master Transaction Agreement, AIG completed a series of integrated transactions to recapitalize AIG (the “Recapitalization”) with the Department of the Treasury, the FRBNY and the AIG Credit Facility Trust, including the repayment of all amounts owed under the FRBNY Credit Facility. The Recapitalization transactions discussed below are more fully described in AIG’s Annual Report on Form 10-K for the year ended December 31, 2010.
     Repayment and Termination of the FRBNY Credit Facility: At the Closing, AIG repaid to the FRBNY approximately $21 billion in cash, representing complete repayment of all amounts owed under the FRBNY Credit Facility, and the FRBNY Credit Facility was terminated. The funds for the repayment were loaned to AIG, in the form of secured limited recourse debt, by special purpose vehicles (“SPVs”) from the proceeds of AIG’s sale of 67 percent of the ordinary shares of AIA Group Limited in its initial public offering and from AIG’s sale of American Life Insurance Company. The loans from the SPVs are secured by pledges and any proceeds received from the sale by AIG and certain of its subsidiaries of certain collateral, including all or part of their equity interests in ILFC.
     Repurchase and Exchange of SPV Preferred Interests: At the Closing, AIG drew down an approximate $20.3 billion commitment from the Department of the Treasury pursuant to the Securities Purchase Agreement, dated as of April 17, 2009, between AIG and the Department of the Treasury and used such funds to purchase the FRBNY’s preferred interests in the SPVs (the “SPV Preferred Interests”). AIG then transferred the SPV Preferred Interests to the Department of the Treasury. If any SPV Preferred Interests are outstanding on May 1, 2013, the Department of the Treasury will have the right to compel the sale of all or a portion of one or more designated subsidiaries of AIG, including ILFC (each, a “Designated Entity”), on terms that the Department of the Treasury will determine.
     Designated Entity Consent Rights: Pursuant to the Master Transaction Agreement, as long as the Department of the Treasury holds any SPV Preferred Interests, ILFC will be required to get the Department of the Treasury’s consent in order to take specified significant actions, which include (i) amending or waiving any provisions of our articles of incorporation, bylaws, or similar organizational document in a manner that would adversely affect, in any material respect, the rights of our equity interests; (ii) authorizing or issuing any equity interests, unless to AIG or a wholly owned subsidiary of AIG; (iii) selling or disposing of assets for total consideration greater than or equal to $2.5 billion in any twelve-month period; (iv) acquiring assets after December 8, 2010, other than pursuant to existing purchase commitments at such date, with aggregate scheduled payments under the purchase contracts for such assets greater than or equal to $2.5 billion in any twelve-month period; (v) engaging in any public offering or other sale or transfer of our equity interests; (vi) voluntarily liquidating, filing for bankruptcy, or taking any other legal action evidencing insolvency; and (vii) increasing our net indebtedness by more than $1 billion compared to the same date in the previous year, or compared to December 8, 2010, if the measurement is made before December 8, 2011.
Critical Accounting Policies and Estimates
     Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed, consolidated financial statements, which have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     We believe the following critical accounting policies could have a significant impact on our results of operations, financial position and financial statement disclosures, and may require subjective and complex estimates and judgments:
•	Overhaul Rentals

•	Flight Equipment

•
Recoverability Assessment: In monitoring the aircraft in our fleet for impairment charges, we consider facts and circumstances, including potential sales, that would require us to modify our assumptions used in our recoverability assessments and prepare revised recoverability assessments as necessary.

•
Recurring Recoverability Assessment: We identify those aircraft that are most susceptible to failing the recoverability assessment and monitor those aircraft more closely, which may result in more frequent recoverability assessments. The recoverability of these aircraft is sensitive to changes in contractual cash flows, future cash flow estimates and residual values. These are typically older aircraft that are less in demand and have lower lease rates. As of March 31, 2011, we had identified 51 aircraft as being susceptible to failing the recoverability test. These aircraft had a net book value of approximately $2.3 billion at March 31, 2011. All of these aircraft passed the recoverability assessment with aggregate undiscounted cash flows exceeding the carrying value of aircraft between 1.4% and 83.1%, which represents a 19.7% excess above the net carrying value of those aircraft. Management believes that the carrying values of these aircraft are supported by the estimated future undiscounted cash flows expected to be generated by each aircraft.

•
Recoverability Assessment — Potential Sales: We recorded the following impairment charges and fair value adjustments for the three months ended March 31, 2011: (i) $110.2 million on certain aircraft held for use as a result of recoverability analysis performed on aircraft likely to be sold in future periods, and four aircraft sold during the period, one of which was held for sale; and (ii) $2.5 million related to one aircraft that was parted-out. These impairment charges and fair value adjustments were offset by (i) $3.3 million of net aggregate fair value credit adjustments recorded related to two other aircraft previously held for sale that were reclassified as held for use during the three months ended March 31, 2011 and (ii) $6.1 million aggregate fair value credit adjustments related to six aircraft previously held for sale and sold during the period. See Note E of Notes to Condensed, Consolidated Financial Statements.

•	Flight Equipment Held for Sale

•	Depreciable Lives and Residual Values

•	Derivative Financial Instruments

•	Fair Value Measurements

•	Lease Revenue

•	Income Taxes
     For a detailed discussion on the application of these accounting policies, see Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
the year ended December 31, 2010, and Note I of Notes to Condensed, Consolidated Financial Statements for fair value of flight equipment.
Debt Financings
     We generally fund our operations, including aircraft purchases, through available cash balances, internally generated funds, including aircraft sales, and debt financings. We borrow funds to purchase new and used flight equipment, make progress payments during aircraft construction and pay off maturing debt obligations. These funds are borrowed on both a secured and unsecured basis from various sources. During the three months ended March 31, 2011, we entered into a new three-year $2.0 billion unsecured revolving credit facility and a secured term loan agreement of approximately $1.3 billion, which was subsequently upsized to approximately $1.5 billion, as further discussed below under Revolving Credit Facilities and Other Secured Financing Arrangements. At May 9, 2011, we had not drawn on the revolving credit facility and no funds had been advanced to the subsidiary borrower under the approximately $1.5 billion secured term loan.
     Our debt financing was comprised of the following at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Secured
Senior secured bonds	$3,900,000	$3,900,000
ECA financings	2,626,088	2,777,285
Bank debt (a)	1,465,400	1,465,400
Other secured financings (a)	1,431,903	1,436,258
Less: Deferred debt discount	(21,112)	(22,309)

	9,402,279	9,556,634
Unsecured
Bonds and Medium-Term Notes	15,475,569	16,810,843
Bank debt	234,600	234,600
Less: Deferred debt discount	(45,683)	(47,977)

	15,664,486	16,997,466

Total Senior Debt Financings	25,066,765	26,554,100
Subordinated Debt	1,000,000	1,000,000

	$26,066,765	$27,554,100

Selected interest rates and ratios which include the economic effect of derivative instruments:
Composite interest rate	5.80%	5.66%
Percentage of total debt at fixed rates	78.42%	79.30%
Composite interest rate on fixed rate debt	6.31%	6.38%
Bank prime rate	3.25%	3.25%

(a)
Of this amount, $109.6 million (2011) and $113.7 million (2010) is non-recourse to ILFC. These secured financings were incurred by VIEs and consolidated into our condensed, consolidated financial statements.

     The above amounts represent the anticipated settlement of our outstanding debt obligations as of March 31, 2011 and December 31, 2010. Certain adjustments required to present currently outstanding hedged debt obligations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
have been recorded and presented separately on our Condensed, Consolidated Balance Sheets, including adjustments related to foreign currency hedging and interest rate hedging activities.
     We have created direct or indirect wholly-owned, subsidiaries for the purpose of purchasing aircraft and obtaining financings secured by such aircraft. These entities have been designated as non-restricted subsidiaries, under our indentures, and meet the definition of a VIE. We have determined that we are the primary beneficiary of such VIEs and, accordingly, we consolidate such entities into our condensed, consolidated financial statements. See Note N of Notes to Condensed Consolidated Financial Statements for more information on VIEs.
     Our debt agreements contain various affirmative and restrictive covenants, as described in greater detail below. As of March 31, 2011, we were in compliance with the covenants in our debt agreements.
Senior Secured Bonds
     On August 20, 2010, we issued $3.9 billion of senior secured notes, with $1.35 billion maturing in September 2014 and bearing interest of 6.5%, $1.275 billion maturing in September 2016 and bearing interest of 6.75%, and $1.275 billion maturing in September 2018 and bearing interest of 7.125%. The notes are secured by a designated pool of aircraft, initially consisting of 174 aircraft and their related leases and certain cash collateral. In addition, two of ILFC’s subsidiaries, which either own or hold leases of aircraft included in the pool securing the notes, have guaranteed the notes. We can redeem the notes at any time prior to their maturity, provided we give notification between 30 to 60 days prior to the intended redemption date and subject to a penalty of the greater of 1% of the outstanding principal amount and a “make-whole” premium. There is no sinking fund for the notes.
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
     We used the proceeds from the issuance of the senior secured bonds to repay in full loans from AIG Funding.
Export Credit Facilities
     We entered into ECA facility agreements in 1999 and 2004 through certain direct and indirect wholly-owned subsidiaries that have been designated as non-restricted subsidiaries under our indentures. The 1999 and 2004 ECA facilities were used to fund purchases of Airbus aircraft through 2001 and June 2010, respectively. New financings are no longer available to us under either ECA facility and we had no loans outstanding under the 1999 ECA facility as of March 31, 2011. The loans made under the ECA facilities were used to fund a portion of each aircraft’s net purchase price. The loans are guaranteed by various European ECAs. We have collateralized the debt with pledges of the shares of wholly-owned subsidiaries that hold title to the aircraft financed under the facilities.
     In January 1999, we entered into the 1999 ECA facility and used amounts borrowed under this facility to finance purchases of 62 Airbus aircraft through 2001. At March 31, 2011, all loans under the facility had been paid in full. The facility is, however, party to a cross-collateralization agreement relating to the 2004 ECA facility, as further discussed below. The net book value of the aircraft used as collateral under this facility was $1.6 billion at March 31, 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     In May 2004, we entered into the 2004 ECA facility, which was amended in May 2009 to allow us to borrow up to $4.6 billion for the purchase of Airbus aircraft delivered through June 30, 2010. We used $4.3 billion of the available amount to finance purchases of 76 aircraft. Each aircraft purchased was financed by a ten-year fully amortizing loan. As of March 31, 2011, approximately $2.6 billion was outstanding under this facility. The interest rates on the loans outstanding under the facility are either fixed or based on LIBOR and ranged from 0.42% to 4.71% at March 31, 2011. The net book value of the aircraft purchased under this facility was $4.2 billion at March 31, 2011.
     Our current long-term debt ratings require us to segregate security deposits, overhaul rentals and rental payments received for aircraft with loan balances outstanding under the 2004 ECA facility (segregated rental payments are used to make scheduled principal and interest payments on the outstanding debt under the 2004 ECA facility). The segregated funds are deposited into separate accounts pledged to and controlled by the security trustee of the facility. In addition, we must register the existing individual mortgages on certain aircraft funded under both the 1999 and 2004 ECA facilities in the local jurisdictions in which the respective aircraft are registered (mortgages are only required to be filed on aircraft with loan balances outstanding or otherwise as agreed in connection with the cross-collateralization agreement as described below). At March 31, 2011, we had segregated security deposits, overhaul rentals and rental payments aggregating approximately $355 million related to aircraft funded under the 2004 ECA facility. The segregated amounts will fluctuate with changes in security deposits, overhaul rentals, rental payments and debt maturities related to the aircraft funded under the 2004 facility.
     During the first quarter of 2010, we entered into agreements to cross-collateralize the 1999 ECA facility with the 2004 ECA facility. As part of such cross-collateralization we (i) guaranteed the obligations under the 2004 ECA facility through our subsidiary established to finance Airbus aircraft under our 1999 ECA facility; (ii) agreed to grant mortgages over certain aircraft financed under the 1999 ECA facility and security interests over other collateral related to the aircraft financed under the 1999 ECA facility to secure the guaranty obligation; (iii) accepted a loan-to-value ratio (aggregating the loans and aircraft from the 1999 ECA facility and the 2004 ECA facility) of no more than 50%, in order to release liens (including the liens incurred under the cross-collateralization agreement) on any aircraft financed under the 1999 or 2004 ECA facilities or other assets related to the aircraft; and (iv) agreed to allow proceeds generated from certain disposals of aircraft to be applied to obligations under the 2004 ECA facility. As of March 31, 2011, there were no outstanding obligations under the 1999 facility.
     We also agreed to additional restrictive covenants relating to the 2004 ECA facility, restricting us from (i) paying dividends on our capital stock with the proceeds of asset sales and (ii) selling or transferring aircraft with an aggregate net book value exceeding a certain disposition amount, which is currently approximately $10.4 billion. The disposition amount will be reduced by approximately $91.4 million at the end of each calendar quarter during the effective period. The covenants are in effect from the date of the agreement until December 31, 2012. A breach of these restrictive covenants would result in a termination event for the ten loans funded subsequent to the date of the agreement and would make those loans, which aggregated $295.4 million at March 31, 2011, due in full at the time of such a termination event.
     In addition, if a termination event resulting in an acceleration of the obligations under the 2004 ECA facility were to occur, pursuant to the cross-collateralization agreement, we would have to segregate lease payments, overhaul rentals and security deposits received after such acceleration event occurred relating to all the aircraft funded under the 1999 ECA facility, even though those aircraft are no longer subject to a loan at March 31, 2011.
Secured Bank Debt
     We have a credit facility, dated October 13, 2006, as amended, under which the original maximum amount available was $2.5 billion. We repaid $800 million aggregate principal amount of loans outstanding under this facility in the fourth quarter of 2010 and the amended facility prohibits us from re-borrowing amounts repaid under this facility. Therefore, the current size of the facility is $1.7 billion. As of March 31, 2011, we had secured loans of $1.465 billion outstanding under the facility, all of which will mature in October 2012. The interest on the secured loans is based on LIBOR plus a margin of 2.15%, plus facility fees of 0.2% on the outstanding principal balance.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
The remaining $235 million outstanding under the facility consists of unsecured loans that will mature on their originally scheduled maturity date in October 2011, with a LIBOR based interest rate equal to 0.96% at March 31, 2011.
     The collateralization requirement under the amended facility provides that the $1.465 billion of secured loans must be secured by a lien on the equity interests of certain of ILFC’s non-restricted subsidiaries that own aircraft with aggregate appraised values of originally not less than 133% of the outstanding principal amount (the “Required Collateral Amount”). The credit facility includes an ongoing requirement, tested periodically, that the appraised value of the eligible aircraft owned by the pledged subsidiaries must be equal to or greater than 100% of the Required Collateral Amount. This ongoing requirement is subject to the right to transfer additional eligible aircraft to the pledged subsidiaries or ratably prepay the loans. We also guarantee the secured loans through certain other subsidiaries.
     The credit facility also contains financial and restrictive covenants that (i) limit our ability to incur indebtedness, (ii) restrict certain payments, liens and sales of assets by us, and (iii) require us to maintain a fixed charge coverage ratio and consolidated tangible net worth in excess of certain minimum levels.
     We intend to use the proceeds from the secured term loan agreement entered into on March 30, 2011, as described in more detail below under Other Secured Financing Arrangements, to prepay a portion of the amounts outstanding under this credit facility.
Other Secured Financing Arrangements
     In May 2009, ILFC provided $39.0 million of subordinated financing to a non-restricted subsidiary. The entity used these funds and an additional $106.0 million borrowed from third parties to purchase an aircraft, which it leases to an airline. ILFC acts as servicer of the lease for the entity. The $106.0 million loan has two tranches. The first tranche is $82.0 million, fully amortizes over the lease term, and is non-recourse to ILFC. The second tranche is $24.0 million, partially amortizes over the lease term, and is guaranteed by ILFC. Both tranches of the loan are secured by the aircraft and the lease receivables. Both tranches mature in May 2018 with interest rates based on LIBOR. At March 31, 2011, the interest rates on the $82.0 million and $24.0 million tranches were 3.41% and 5.11%, respectively. The entity entered into two interest rate cap agreements to economically hedge the related LIBOR interest rate risk in excess of 4.00%. At March 31, 2011, $86.7 million was outstanding under the two tranches and the net book value of the aircraft was $135.9 million.
     In June 2009, we borrowed $55.4 million through a non-restricted subsidiary, which owns one aircraft leased to an airline. Half of the original loan amortizes over five years and the remaining $27.7 million is due in 2014. The loan is non-recourse to ILFC and is secured by the aircraft and the lease receivables. The interest rate on the loan is fixed at 6.58%. At March 31, 2011, $45.2 million was outstanding and the net book value of the aircraft was $90.6 million.
     On March 17, 2010, we entered into a $750 million term loan agreement secured by 43 aircraft and all related equipment and leases. The aircraft had an average appraised base market value of approximately $1.3 billion, for an initial loan-to-value ratio of approximately 56%. The loan matures on March 17, 2015, and bears interest at LIBOR plus a margin of 4.75% with a LIBOR floor of 2.0%. The principal of the loan is payable in full at maturity with no scheduled amortization, but we can voluntarily prepay the loan at any time. On March 17, 2010, we also entered into an additional term loan agreement of $550 million through a newly formed non-restricted subsidiary. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain non-restricted subsidiaries of ILFC that hold title to 37 aircraft. The aircraft had an average appraised base market value of approximately $969 million, for an initial loan-to-value ratio of approximately 57%. The loan matures on March 17, 2016, and bears interest at LIBOR plus a margin of 5.0% with a LIBOR floor of 2.0%. The principal of the loan is payable in full at maturity with no scheduled amortization. The proceeds from this loan are restricted from use in our operations until we transfer the related collateral to the non-restricted subsidiaries. At March 31, 2011, approximately $47 million of the proceeds remained restricted. We can voluntarily prepay the loan

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
at any time, subject to a 1% prepayment penalty prior to March 17, 2012. Both loans require a loan-to-value ratio of no more than 63%. The loans also contain customary covenants and events of default, including limitations on the ability of us and our subsidiaries, as applicable, to create liens; incur additional indebtedness; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into transactions with affiliates.
     On March 30, 2011, one of our non-restricted subsidiaries entered into a secured term loan agreement with lender commitments in the amount of $1.3245 billion, which was subsequently increased to $1.5245 billion. The loan matures on March 30, 2018, with scheduled principal payments commencing in June 2012, and bears interest at LIBOR plus a margin of 2.75%, or, if applicable, a base rate plus a margin of 1.75%. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain wholly-owned subsidiaries of the subsidiary borrower. The security granted initially includes a portfolio of 54 aircraft, together with attached leases and all related equipment, with an average appraised base market value of approximately $2.4 billion as of January 1, 2011, which equals an initial loan-to-value ratio of approximately 65%, and the equity interests in certain special purpose subsidiaries of the subsidiary borrower (“SPEs”) that will own the aircraft and related equipment and leases that are pledged as security for the loans. The proceeds of the loan will be made available to the subsidiary borrower as aircraft are transferred to the SPEs, at an advance rate equal to 65% of the initial appraised value of the aircraft transferred to the SPEs. The subsidiary borrower will be required to maintain compliance with a maximum loan-to-value ratio, which varies over time, as set forth in the term loan agreement. If the subsidiary borrower does not maintain compliance with the maximum loan-to-value ratio, it will be required to either prepay portions of the outstanding loans or transfer additional aircraft to SPEs, subject to certain concentration criteria, so that the ratio is equal to or less than the maximum loan-to-value ratio. We can voluntarily prepay the loan at any time, subject to a 2% prepayment penalty prior to March 30, 2012, and a 1% prepayment penalty between March 30, 2012 and March 30, 2013. The loan facility contains customary covenants and events of default, including covenants that limit the ability of the subsidiary borrower and its subsidiaries to (i) incur additional indebtedness; (ii) create liens; (iii) consolidate, merge or dispose of all or substantially all of their assets; and (iv) enter into transactions with affiliates.
Unsecured Bonds and Medium-Term Notes
     Automatic Shelf Registration: We have an effective automatic shelf registration statement filed with the SEC. As a result of our WKSI status, we have an unlimited amount of debt securities registered for sale.
     Pursuant to our automatic shelf registration: (i) on August 20, 2010, we issued $500 million of 8.875% notes due 2017 and (ii) on December 7, 2010, we issued $1.0 billion of 8.25% notes due 2020. At March 31, 2011, we also had $8.7 billion of public bonds and medium-term notes outstanding, with interest rates ranging from 0.62% to 7.50%, which we had issued in prior years under previous registration statements.
     Euro Medium-Term Note Programme: We have a $7.0 billion Euro Medium-Term Note Programme, under which we had approximately $1.2 billion of Euro denominated notes outstanding at March 31, 2011. The notes mature on August 15, 2011, and bear interest based on Euribor with a spread of 0.375%. The Programme is perpetual. As a bond issue matures, the principal amount of that bond becomes available for new issuances under the Programme. We have eliminated the currency exposure arising from the notes by hedging the notes into U.S. dollars and fixing the interest rates at a range of 5.355% to 5.367%. We translate the debt into U.S. dollars using current exchange rates prevailing at the balance sheet date. The foreign exchange adjustment for the foreign currency denominated notes was $249.5 million and $165.4 million at March 31, 2011 and December 31, 2010, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     A rollforward for the quarter ended March 31, 2011, of the foreign exchange adjustment for the foreign currency adjustment related to foreign currency denominated notes is presented below:

(Dollars in thousands)
Foreign currency adjustment related to foreign currency denominated debt at December 31, 2010	$165,400
Foreign currency period adjustment of non-US$ denominated debt	84,100

Foreign currency adjustment related to foreign currency denominated debt at March 31, 2011	$249,500

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
     The annual interest rate on the affected notes increased by 0.25% per year for 90 days, commencing on January 26, 2011, because the registration statement relating to the exchange offer was not declared effective by the SEC by that date, as required under the registration rights agreement. On April 26, 2011, the annual interest rate on the affected notes increased by an additional 0.25% because we were unable to consummate the exchange offer by such date. The registration statement was declared effective on April 6, 2011 and we completed the exchange offer on May 5, 2011. The applicable interest rate reverted to the original level when the exchange offer was consummated.
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
Unsecured Bank Debt
     On January 31, 2011, we entered into a new $2.0 billion unsecured three-year revolving credit facility with a group of 11 banks that will expire on January 31, 2014. This revolving credit facility provides for interest rates based on either a base rate or LIBOR plus an applicable margin determined by a ratings-based pricing grid. The credit agreement contains customary events of default and restrictive financial covenants that require us to maintain a minimum fixed charge coverage ratio, a minimum consolidated tangible net worth and a maximum ratio of consolidated debt to consolidated tangible net worth. No amounts were outstanding under this revolving facility as of March 31, 2011 or May 9, 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     As of March 31, 2011, $234.6 million of unsecured loans were outstanding under our credit agreement dated as of October 13, 2006. These loans remain unsecured and mature in October 2011 on the original maturity date for this credit facility. The interest on the loans is LIBOR based and was 0.96% at March 31, 2011. The remaining outstanding loans under the agreement, as amended, are secured. See Secured Bank Debt above.
Subordinated Debt
     In December 2005, we issued two tranches of subordinated debt totaling $1.0 billion. Both tranches mature on December 21, 2065, but each tranche has a different call option. The $600 million tranche had a call option date of December 21, 2010, and the $400 million tranche has a call option date of December 21, 2015. We did not exercise the call option at December 21, 2010, and the interest rate on the $600 million tranche changed from a fixed interest rate of 5.90% to a floating rate with an initial credit spread of 1.55% plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. The interest will reset quarterly and at March 31, 2011, the interest rate was 5.97%. The $400 million tranche has a fixed interest rate of 6.25% until the 2015 call option date, and if we do not exercise the call option, the interest rate will change to a floating rate, reset quarterly, based on the initial credit spread of 1.80% plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. If we choose to redeem the $600 million tranche, we must pay 100% of the principal amount of the bonds being redeemed, plus any accrued and unpaid interest to the redemption date. If we choose to redeem only a portion of the outstanding bonds, at least $50 million principal amount of the bonds must remain outstanding.
Derivatives
     We employ derivative products to manage our exposure to interest rates risks and foreign currency risks. We enter into derivative transactions only to economically hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements, foreign currency swap agreements and interest rate cap agreements. At March 31, 2011, all our interest rate swap and foreign currency swap agreements were designated as and accounted for as cash flow hedges and we had not designated our interest rate cap agreements as hedges.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     While a ratings downgrade does not result in a default under any of our debt agreements, it could adversely affect our ability to issue unsecured debt and obtain new financings, or renew existing financings, and it would increase the cost of such financings.
     The following table summarizes our current ratings by Fitch, Moody’s and S&P, the nationally recognized rating agencies:
Unsecured Debt Ratings

Rating Agency	Long-term Debt	Corporate Rating	Outlook	Date of Last Ratings Action

Fitch	BB	BB	Evolving	April 30, 2010
Moody’s	B1	B1	Stable	August 11, 2010
S&P	BB+	BBB-	Negative	June 9, 2010
Secured Debt Ratings

$3.9 Billion
Rating Agency	$750 Million Term Loan	$550 Million Term Loan	Senior Secured Notes

Fitch	BBB-	BB	BBB-
Moody’s	Ba2	Ba3	Ba3
S&P	BBB	BBB-	BBB-
     These credit ratings are the current opinions of the rating agencies. As such, they may be changed, suspended or withdrawn at any time by the rating agencies as a result of various circumstances including changes in, or unavailability of, information.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Existing Commitments
     The following table summarizes our contractual obligations at March 31, 2011:

	Commitments Due by Fiscal Year
	Total	2011	2012	2013	2014	2015	Thereafter
			(Dollars in thousands)
Bonds and medium-term notes	$15,475,569	$3,064,121	$3,570,607	$3,540,815	$1,039,926	$1,260,100	$3,000,000
Unsecured Bank Loans	234,600	234,600	—	—	—	—	—
Senior Secured Bonds	3,900,000	—	—	—	1,350,000	—	2,550,000
Secured Bank Loans	1,465,400	—	1,465,400	—	—	—	—
ECA Financings	2,626,088	290,942	428,960	428,960	423,862	335,794	717,570
Other Secured Financings	1,431,903	10,491	14,877	15,963	36,716	760,370	593,486
Subordinated Debt	1,000,000	—	—	—	—	—	1,000,000
Interest Payments on Debt Outstanding (a)(b)	9,218,969	1,184,159	1,286,265	1,072,161	865,953	687,997	4,122,434
Operating Leases (c)(d)	56,834	9,005	12,453	12,951	13,362	9,063	—
Pension Obligations (e)	9,770	1,539	1,577	1,639	1,676	1,676	1,663
Purchase Commitments (f)	17,551,400	174,300	308,800	1,015,100	1,615,600	2,457,900	11,979,700

Total	$52,970,533	$4,969,157	$7,088,939	$6,087,589	$5,347,095	$5,512,900	$23,964,853

Contingent Commitments

	Contingency Expiration by Fiscal Year
	Total	2011	2012	2013	2014	2015	Thereafter
			(Dollars in thousands)
AVGs (g)	$551,394	$27,841	$78,950	$96,003	$35,986	$157,132	$155,482

Total (h)	$551,394	$27,841	$78,950	$96,003	$35,986	$157,132	$155,482

(a)	Future interest payments on floating rate debt are estimated using floating interest rates in effect at March 31, 2011.

(b)	Includes the effect of interest rate and foreign currency derivative instruments.

(c)	Excludes fully defeased aircraft sale-lease back transactions.

(d)	Minimum rentals have not been reduced by minimum sublease rentals of $6.1 million receivable in the future under non-cancellable subleases.

(e)	Our pension obligations are part of intercompany expenses, which AIG allocates to us on an annual basis. The amount is an estimate of such allocation. The column “2011” consists of total estimated allocations for 2011 and the column “Thereafter” consists of the 2016 estimated allocation. The amount allocated has not been material to date.

(f)	The amounts include 80 A320neos and 20 A321neos from Airbus. We entered into a purchase agreement to acquire such aircraft from Airbus in April 2011.

(g)	From time to time, we participate with airlines, banks and other financial institutions in the financing of aircraft by providing asset guarantees, put options or loan guarantees collateralized by aircraft. As a result, should we be called upon to fulfill our obligations, we would have recourse to the value of the underlying aircraft.

(h)	Excluded from total contingent commitments are $239.8 million of uncertain tax liabilities and any effect of net tax liabilities. The future cash flows to these liabilities are uncertain and we are unable to make reasonable estimates of the outflows.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Off-Balance-Sheet Arrangements
     We have not established any unconsolidated entities for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We have, however, from time to time established subsidiaries, entered into joint ventures or created other partnership arrangements or trusts with the limited purpose of leasing aircraft or facilitating borrowing arrangements. See Note N of Notes to Condensed, Consolidated Financial Statements for more information regarding our involvement with VIEs.
Results of Operations
Income before Income Taxes for the Three Months Ended March 31, 2011 Versus 2010
     We reported income before income taxes of approximately $73.7 million for the three months ended March 31, 2011, compared to a loss of $62.9 million for the same period in 2010. The improved result was primarily due to lower impairment charges recorded for the three months ended March 31, 2011, as compared to the same period in 2010. We recorded the following impairment charges and fair value adjustments for Impairment of aircraft sold, agreed to be sold, held for sale or designated for part-out for the two periods:
•	During the three months ended March 31, 2011, we (i) sold nine aircraft to third parties, six of which were previously recorded as Flight equipment held for sale; (ii) were in negotiations with third parties for the sale of six aircraft and deemed those aircraft more likely than not to be sold; and (iii) designated one aircraft for part-out. Based on a fair value analysis, we recorded impairment charges and fair value adjustments aggregating $112.7 million related to ten of those 16 aircraft. These impairment charges and fair value adjustments were partially offset by fair value credit adjustments aggregating $9.4 million related to the five aircraft sold and previously recorded as Flight equipment held for sale and two other aircraft reclassified from Flight equipment held for sale to held for use during the period.

•	During the three months ended March 31, 2010, we performed recoverability assessments in conjunction with potential sales of aircraft and determined that 52 aircraft were not fully recoverable. Based upon a fair value analysis, we recorded impairment charges aggregating $353.4 million to record these aircraft to their fair value.
     See below for a more detailed discussion of the effects of each item affecting income for the three months ended March 31, 2011, as compared with the same period in 2010.
Three Months Ended March 31, 2011 Versus 2010
     Revenues from rentals of flight equipment decreased 7.2% to $1,140.9 million for the three months ended March 31, 2011, from $1,229.9 million for the same period in 2010. The number of aircraft in our fleet decreased to 933 at March 31, 2011, compared to 993 at March 31, 2010, primarily due to the sale of 68 aircraft during the 12 month period. Revenues from rentals of flight equipment decreased by (i) $71.9 million due to a decrease related to aircraft in service during the three months ended March 31, 2010, and sold prior to March 31, 2011; (ii) $20.8 million due to a decrease in lease rates on aircraft in our fleet during both periods, that were re-leased or had lease rates change between the two periods; and (iii) $4.2 million due to lost revenue relating to aircraft in transition between lessees primarily resulting from repossessions of aircraft. These revenue decreases were partly offset by increases of (i) $6.3 million due to the addition of seven new aircraft to our fleet after March 31, 2010, and aircraft in our fleet as of March 31, 2010, that earned revenue for a greater number of days during the three months ended March 31, 2011, than during the same period in 2010; and (ii) $2.6 million due to an increase in the aggregate number of hours flown on which we collect overhaul revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     Four aircraft in our fleet were not subject to a signed lease agreement or a signed letter of intent at March 31, 2011, two of which were subsequently leased.
     In addition to our leasing operations, we engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment and other marketing services on a principal and commission basis. Flight equipment marketing and gain on aircraft sales remained relatively consistent between periods.
     Interest and other revenue increased to $26.9 million for the three months ended March 31, 2011, compared to $13.0 million for the same period in 2010 due to (i) $10 million of other income related to the extension of our evaluation period of aircraft under order (see Note O of Notes to Condensed, Consolidated Financial Statements for further discussion); (ii) a $3.6 million increase in foreign exchange gain, net of losses; and (iii) other minor fluctuations aggregating an increase of $0.3 million.
     Interest expense increased to $407.5 million for the three months ended March 31, 2011, compared to $334.9 million for the same period in 2010 due to a 1.21% increase in our average composite interest rate, partially offset by a decrease in average debt outstanding (excluding the effect of debt discount and foreign exchange adjustments) to $26.9 billion during the three months ended March 31, 2011, compared to $31.1 billion during the same period in 2010.
     Our composite borrowing rates in the first quarters of 2011 and 2010, which include the effect of derivatives, were as follows:

			Increase
	2011	2010	(Decrease)
Beginning of Quarter	5.66%	4.35%	1.31%
End of Quarter	5.80%	4.69%	1.11%
Average	5.73%	4.52%	1.21%
     We recorded charges aggregating $0.6 million and $40.1 million related to derivatives for the three months ended March 31, 2011 and 2010, respectively. The decrease is primarily due to losses related to matured swaps aggregating $15.4 million and changes in market values of economic hedges aggregating $24.4 million recorded for the three months ended March 31, 2010, compared to ineffectiveness of cash flow hedges and change in market values of economic hedges aggregating $0.6 million for the same period in 2011. See Note H of Notes to Condensed, Consolidated Financial Statements.
     Depreciation of flight equipment decreased 7.6% to $452.5 million for the three months ended March 31, 2011, compared to $490.2 million for the same period in 2010, due to a decrease in the cost of our fleet held for use from $43.1 billion at March 31, 2010, to $38.1 billion at March 31, 2011. The cost of our fleet held for use was reduced by sales of aircraft and impairment charges to our fleet held for use.
     Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed decreased to $103.3 million for the three months ended March 31, 2011 compared to $353.4 million for the same period in 2010. The decrease was primarily due to fewer aircraft sold or identified as likely to be sold at March 31, 2011, as compared to March 31, 2010. See Note E of Notes to Condensed, Consolidated Financial Statements.
     Flight equipment rent expense relates to two sale-leaseback transactions.
     Selling, general and administrative expenses increased to $51.7 million for the three months ended March 31, 2011, compared to $35.6 million for the three months ended March 31, 2010 due to (i) an $8.5 million increase in

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
salaries and employee related costs as a result of non-recurring credits recorded in 2010; (ii) an increase in aircraft related costs of $6.5 million; and (iii) other minor fluctuations aggregating an increase of $1.1 million.
     Other expenses for the three months ended March 31, 2011, primarily consists of $20.0 million of contract cancellation costs. We eliminated the economic effect of the $20.0 million expense by negotiating with our manufacturer vendors to recover these costs. The recovery will be in two payments. One of these payments is related to a 2007 agreement with one manufacturer for us to extend our evaluation period of aircraft under order until at least 2010. This payment is contingent upon our cancelling of the aircraft order and is not contingent on placing any new order with the manufacturer. As a result of the cancellation of that aircraft order in March 2011, we recorded the related payment receivable of $10.0 million in Interest and other in the condensed, consolidated statement of operations for the three months ended March 31, 2011. The second payment of $10.0 million is related to an agreement with another manufacturer, which among other contractual items includes a provision to reimburse us for the remaining costs associated with the March 2011 order cancellation. The reimbursement payment will be recognized as a reduction of the cost basis of future aircraft deliveries, as we determined the payment is connected with the purchase of such aircraft. In addition to this charge, for the three months ended March 31, 2011, Other expenses include $11.6 million resulting from the write down of two notes receivable, partially offset by $0.6 million aggregate lease related income, compared to $84.0 million of aggregated lease related costs we expensed as a result of agreements to sell leased aircraft to third parties for the same period in 2010.
     Our effective tax rate for the quarter ended March 31, 2011, increased to 37.0% from 36.2% for the same period in 2010. Our results before the effect of income taxes for the three months ended March 31, 2011, was pre-tax income of $117.3 million compared to a pre-tax loss of $98.6 million for the same period in 2010. Our effective tax rate continues to be impacted by minor permanent items and interest accrued on uncertain tax positions and prior period audit adjustments. Our reserve for uncertain tax positions increased by $14.4 million for the three months ended March 31, 2011, due to the continued uncertainty of tax benefits related to the Foreign Sales Corporation and Extraterritorial Income regimes, the benefits of which, if realized, would have a significant impact on our effective tax rate.
     Other comprehensive income was $11.0 million for the three months ended March 31, 2011, compared to $49.6 million for the same period in 2010. This change was primarily due to changes in the market values and aggregate notional value on derivatives qualifying for and designated as cash flow hedges.

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
     We are exposed to market risk and the risk of loss of fair value and possible liquidity strain resulting from adverse fluctuations in interest rates and foreign exchange prices. We employ a variety of derivative instruments to manage our exposure to interest rate and foreign currency risks. We statistically measure the loss of fair value through the application of a VaR model on a quarterly basis. In this analysis, the net fair value of our operations is determined using the financial instrument assets and other assets and liabilities. This includes tax adjusted future flight equipment lease revenues and financial instrument liabilities, which includes future servicing of current debt. The estimated impact of current derivative positions is also taken into account.
     We calculate the VaR with respect to the net fair value by using historical scenarios. This methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical information for interest rates and foreign exchange rates were used to construct the historical scenarios at March 31, 2011, and December 31, 2010. For each scenario, each financial instrument is re-priced. Scenario values for our operations are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum adverse deviation in net fair market value incurred by these scenarios with 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period is assumed in computing the VaR figure. The following table presents the average, high and low VaRs on a combined basis and of each component at market risk for our operations with respect to its fair value for the periods ended March 31, 2011 and December 31, 2010. The VaR remained relatively constant from the fourth quarter of 2010 to the first quarter of 2011.

	ILFC Market Risk
		At			At
	March 31, 2011			December 31, 2010
	(Dollars in millions)
	Average	High	Low	Average	High	Low
Combined	$105.1	$161.0	$20.0	$88.9	$158.6	$20.0
Interest Rate	105.1	160.9	20.0	88.9	158.5	20.0
Currency	0.2	0.3	0.1	0.2	0.3	0.0

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

In conjunction with the close of each fiscal quarter, we conduct a review and evaluation under the supervision and with the participation of our management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a — 15(e) and 15d — 15(e) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2011, the end of the period covered by this report.

(B)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Flash Airlines, Yemen Airways-Yemenia and Airblue Limited: We are named in lawsuits in connection with the 2004 crash of our Boeing 737-300 aircraft on lease to Flash Airlines, an Egyptian carrier; the 2009 crash of our Airbus A310-300 aircraft on lease to Yemen Airways-Yemenia, a Yemeni carrier; and the 2010 crash of our Airbus A320-200 aircraft on lease to Airblue Limited, a Pakistani carrier. These lawsuits were filed by the families of victims on the flights and seek unspecified damages for wrongful death, costs, and fees. The Flash Airlines litigation originally commenced in May 2004 in California, but all U.S. proceedings were dismissed in favor of proceedings in France where claims are pending before the Tribunal de Grande Instance civil courts in Bobigny and Paris. As of May 9, 2011, the parties are engaged in settlement negotiations. We believe that we have substantial defenses to this action and available liability insurance is adequate to cover our defense costs and any potential liability. The Yemen Airways litigation and the Airblue Limited litigation were filed in January 2011 and March 2011, respectively, in California Superior Court in Los Angeles County. We have been served with the complaints, and each litigation is in its incipient stage. While the plaintiffs have not specified any amount of damages, we believe that we are adequately covered by available liability insurance for both lawsuits and that we have substantial defenses to these actions. We do not believe that the outcome of any of these lawsuits will have a material effect on our consolidated financial condition, results of operations or cash flows.
     Estate of Volare Airlines: In November 2004, Volare, an Italian airline, filed for bankruptcy in Italy. Prior to Volare’s bankruptcy, we leased to Volare, through wholly-owned subsidiaries, two A320-200 aircraft and four A330-200 aircraft. In addition, we managed the lease to Volare by an entity that is a related party to us of one A330-200 aircraft. In October 2009, the Volare bankruptcy receiver filed a claim in an Italian court in the amount of €29.6 million against us and our related party for the return to the Volare estate of all payments made by it to us and our related party in the year prior to Volare’s bankruptcy filing. At March 31, 2011, we have reached a definitive settlement with the trustee of the estate, in which we have agreed to pay an amount that has been accrued and included in Accrued interest and other payable on our condensed consolidated balance sheets at March 31, 2011 and December 31, 2010. The settlement amount accrued was not material to our consolidated financial position, results of operations or cash flows.
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
Capital Structure Risk
     The aircraft leasing business is capital intensive and we have a substantial amount of indebtedness, which requires significant interest and principal payments. As of March 31, 2011, we had approximately $26.1 billion in principal amount of indebtedness outstanding.
     Our substantial level of indebtedness could have important consequences to holders of our debt, including the following:
•	making it more difficult for us to satisfy our obligations with respect to our indebtedness;

PART II. OTHER INFORMATION (CONTINUED)
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
Liquidity Risk
     We will require a significant amount of cash to service our indebtedness and make planned capital expenditures and we may not have adequate capital resources to meet our obligations as they become due. We borrow funds to purchase new and used flight equipment, make progress payments during aircraft construction and pay off maturing debt obligations. We borrow on both a secured and an unsecured basis from various sources.
     In 2009, we had limited access to our traditional sources of liquidity and we borrowed funds from AIG Funding to fulfill our liquidity needs, which we repaid in 2010 when we regained access to debt markets. On January 31, 2011, we entered into a new three-year $2.0 billion unsecured revolving credit facility. On March 30, 2011, through a non-restricted subsidiary, we entered into a secured term loan agreement with lender commitments in the amount of approximately $1.3 billion, which was subsequently increased to approximately $1.5 billion. The $1.5 billion becomes available to us as we transfer aircraft into non-restricted subsidiaries, which will guarantee the loan on a secured basis. As of May 9, 2011, we had not drawn on our unsecured revolving credit agreement and no funds had been advanced to the subsidiary borrower under the approximately $1.5 billion secured term loan. We intend to use the proceeds from the secured term loan agreement to prepay a portion of the $1.7 billion outstanding under our credit facility dated as of October 13, 2006, with current maturity dates in October 2011 and 2012.
     Any new issuance of debt by us or our subsidiaries will be subject to the consent of the Department of the Treasury if, after giving effect to the incurrence of the debt and use of proceeds therefrom, we increase our net indebtedness by more than $1 billion compared to the same date in the previous year, or compared to December 8, 2010, if the measurement is made before December 8, 2011. We cannot predict whether the Department of the Treasury would consent to us incurring debt in excess of this amount. Our bank credit facilities and indentures also limit our ability to incur secured indebtedness. The most restrictive covenant in our bank credit facilities permits us and our subsidiaries to incur secured indebtedness totaling up to 30% of our consolidated net tangible assets, as defined in the credit agreement, minus $2.0 billion, which limit currently totals approximately $10.0 billion. As of May 9, 2011, we were able to incur an additional $4.8 billion of secured indebtedness under this covenant. Our debt indentures also restrict us and our subsidiaries from incurring secured indebtedness in excess of 12.5% of our consolidated net tangible assets, as defined in the indentures. However, we may obtain secured financing without regard to the 12.5% consolidated net tangible asset limit under our indentures by doing so through subsidiaries that qualify as non-restricted under our debt indentures.
     In addition to addressing our liquidity needs through debt financings, we also pursue potential aircraft sales in connection with our ongoing fleet strategy. During the three months ended March 31, 2011, we sold nine aircraft which generated proceeds of approximately $200 million. In evaluating potential sales, we balance the need for funds with the long-term value of holding aircraft and long-term prospects for us. Furthermore, we would need approval from the Department of the Treasury if we entered into sales transactions with aggregate consideration exceeding $2.5 billion during any twelve month period. We cannot predict whether the Department of the Treasury would consent to any future aircraft sales if their consent were required.
     Because the current market for aircraft is depressed due to the economic downturn and limited availability of buyer financing, sales of aircraft would likely result in a realized loss. The potential for impairment or fair value adjustments could be material to our results of operations for an individual period. The amount of the potential

PART II. OTHER INFORMATION (CONTINUED)
resulting aggregate loss would be dependent upon the specific aircraft sold, the sale price, the sale date and any other sale contingencies.
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
     Additionally, our current long-term debt ratings impose the following restrictions under our 2004 ECA facility: (i) we must segregate all security deposits, overhaul rentals and rental payments related to the aircraft financed under our 2004 ECA facility into separate accounts controlled by the security trustee (segregated rental payments are used to make scheduled principal and interest payments on the outstanding debt) and (ii) we must file individual mortgages on the aircraft funded under the 2004 ECA facility in the local jurisdictions in which the respective aircraft are registered. At March 31, 2011, we had segregated security deposits, overhaul rentals and rental payments aggregating approximately $355 million related to aircraft funded under the 2004 ECA facility.
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
     Our cost of borrowing for new financings is increasing due to our long-term debt ratings. The interest rates that we obtain on our debt financing are a result of several components, including credit spreads, swap spreads, duration and new issue premiums. These are all in addition to the underlying Treasury or LIBOR rates, as applicable. Volatility in our perceived risk of default, our parent’s risk of default or in a market sector’s risk of default all have an impact on our cost of funds. A 1% increase in our composite interest rate at March 31, 2011, would have increased our interest expense by approximately $260 million annually, which would put downward pressure on our operating margins.
Restrictive Covenants on Our Operations
     The agreements governing certain of our indebtedness contain covenants that restrict, among other things, our ability to:
•	incur debt;

•	encumber our assets;

•	dispose of certain assets;

PART II. OTHER INFORMATION (CONTINUED)
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
     AIG Master Transaction Agreement with the Department of the Treasury— Although we are not a party to the Master Transaction Agreement, we are a Designated Entity under the agreement, and we and our subsidiaries are restricted from taking certain significant actions without obtaining prior written consent from the Department of the Treasury under the agreement, including:
•
amending or waiving any provisions of our articles of incorporation, bylaws, or similar organizational document in a manner that would adversely affect, in any material respect, the rights of our equity interests;

•	authorizing or issuing any equity interests, unless to AIG, or a wholly-owned subsidiary of AIG;

•	selling or disposing of assets for total consideration greater than or equal to $2.5 billion in any twelve month period;

•
acquiring assets after December 8, 2010, other than pursuant to existing purchase commitments at such date, with aggregate scheduled payments under the purchase contracts for such assets greater than or equal to $2.5 billion in any twelve month period;

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

PART II. OTHER INFORMATION (CONTINUED)
counterparty is unable to meet its obligations under the derivative contracts, it would have a material impact on our financial results and cash flows.
Key Personnel Risk
     Our senior management’s reputation and relationships with lessees and sellers of aircraft are an important element of our business. On March 31, 2011, Alan H. Lund retired as our President and Frederick S. Cromer was promoted to President and Chief Financial Officer effective April 1, 2011. Mr. Lund will serve as a special advisor to the senior executive team through June 2011 and will remain on our board of directors as Vice Chairman. Furthermore, the American Recovery and Reinvestment Act of 2009 (the “Act”) imposed restrictions on bonus and other incentive compensation payable to certain AIG employees. Three members of our senior management team are subject to the compensation limitations imposed by the Act. The restrictions and limitations on compensation imposed on us may adversely affect our ability to attract new talent and retain and motivate our existing impacted employees. If we are unable to retain our key employees due to the compensation restrictions or for any other reason, and we fail to attract new talent, it could negatively impact our ability to conduct business.
Overall Airline Industry Risk
     We operate as a supplier and financier to airlines. The risks affecting our airline customers are generally out of our control and impact our customers to varying degrees. As a result, we are indirectly impacted by all the risks facing airlines today. Our ability to succeed is dependent upon the financial strength of our customers. Their ability to compete effectively in the marketplace and manage these risks has a direct impact on us. These risks include:

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

PART II. OTHER INFORMATION (CONTINUED)
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
Airframe, Engine and Other Manufacturer Risks
     The supply of jet transport aircraft, which we purchase and lease, is dominated by two airframe manufacturers, Boeing and Airbus, and a limited number of engine manufacturers. As a result, we are dependent on the manufacturers’ success in remaining financially stable, producing aircraft and related components that meet the airlines’ demands, in both type and quantity, and fulfilling their contractual obligations to us. Should the manufacturers fail to respond appropriately to changes in the market environment or fail to fulfill their contractual obligations, we may experience:
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

Aircraft Related Risks
     Residual Value — We bear the risk of re-leasing or selling the aircraft in our fleet that are subject to operating leases at the end of their lease terms. Operating leases bear a greater risk of realizations of residual values, because only a portion of the equipment’s value is covered by contractual cash flows at lease inception. In addition to factors linked to the aviation industry in general, other factors that may affect the value and lease rates of our aircraft include (i) maintenance and operating history of the airframe and engines; (ii) the number of operators using the particular type of aircraft; and (iii) aircraft age. If both demand for aircraft and market lease rates decrease and the conditions continue for an extended period, they could affect the market value of aircraft in our fleet and may result in impairment charges. During the three months ended March 31, 2011, we recorded net impairment charges aggregating $103.3 million related to aircraft we sold, held for sale, had agreed to sell or designated for part-out. See Note E of Notes to Condensed, Consolidated Financial Statements. Further, deterioration of aircraft values may create losses related to our aircraft asset value guarantees.

PART II. OTHER INFORMATION (CONTINUED)
     Obsolescence Risk — Aircraft are long-lived assets requiring long lead times to develop and manufacture. As a result, aircraft of a particular model and type tend to become obsolete and less in demand over time, as newer more advanced and efficient aircraft are manufactured. This life cycle, however, can be shortened by world events, government regulation or customer preferences. As aircraft in our fleet approach obsolescence, demand for that particular model and type will decrease. This may result in declining lease rates, impairment charges or losses related to aircraft asset value guarantees.
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
     Accounting Pronouncements — In August 2010, the FASB issued an Exposure Draft that proposes substantial changes to existing lease accounting that will affect all lease arrangements. The FASB’s proposal requires that all leases be recorded on the statement of financial position of both lessees and lessors.
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

PART II. OTHER INFORMATION (CONTINUED)
     Tax Related Risks — We operate in multiple jurisdictions and may become subject to a wide range of income and other taxes. If we are unable to execute our business in jurisdictions with preferential tax treatment, our operations may be subject to significant income and other taxes.
ITEM 6.	EXHIBITS
a)	Exhibits
3.1	Restated Articles of Incorporation of the Company (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008, and incorporated herein by reference).

3.2	Amended and Restated By-laws of the Company (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference).

4.
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

10.2
Term Loan Credit Agreement, dated as of March 30, 2011, among Temescal Aircraft Inc., as borrower, the Company, Park Topanga Aircraft Inc., Charmlee Aircraft Inc., and Ballysky Aircraft Ireland Limited, as obligors, the lenders identified therein, Citibank N.A., as administrative agent and collateral agent, Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, as joint lead structuring agents and joint lead placement agents, and BNP Paribas, as joint placement agent (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.3
Aircraft Mortgage and Security Agreement, dated as of March 30, 2011, among Park Topanga Aircraft Inc., Temescal Aircraft Inc., Ballysky Aircraft Ireland Limited, Charmlee Aircraft Inc., the additional grantors referred to therein, and Citibank, N.A., as collateral agent (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.4
Incremental Lender Assumption Agreement, dated as of April 21, 2011, among Temescal Aircraft Inc., the Company, Park Topanga Aircraft Inc., Charmlee Aircraft Inc., Ballysky Aircraft Ireland Limited, KfW IPEX-Bank GmbH, as the incremental lender, and Citibank, N.A., as administrative agent (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer.

31.2	Certification of President and Chief Financial Officer.

32.1	Certification under 18 U.S.C., Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTERNATIONAL LEASE FINANCE CORPORATION

May 10, 2011	/s/ Henri Courpron
HENRI COURPRON
Chief Executive Officer (Principal Executive Officer)

May 10, 2011	/s/ Frederick S. Cromer
FREDERICK S. CROMER
President and Chief Financial Officer (Principal Financial Officer)

May 10, 2011	/s/ Kurt H. Schwarz
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

4.
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

10.2
Term Loan Credit Agreement, dated as of March 30, 2011, among Temescal Aircraft Inc., as borrower, the Company, Park Topanga Aircraft Inc., Charmlee Aircraft Inc., and Ballysky Aircraft Ireland Limited, as obligors, the lenders identified therein, Citibank N.A., as administrative agent and collateral agent, Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, as joint lead structuring agents and joint lead placement agents, and BNP Paribas, as joint placement agent (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.3
Aircraft Mortgage and Security Agreement, dated as of March 30, 2011, among Park Topanga Aircraft Inc., Temescal Aircraft Inc., Ballysky Aircraft Ireland Limited, Charmlee Aircraft Inc., the additional grantors referred to therein, and Citibank, N.A., as collateral agent (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.4
Incremental Lender Assumption Agreement, dated as of April 21, 2011, among Temescal Aircraft Inc., the Company, Park Topanga Aircraft Inc., Charmlee Aircraft Inc., Ballysky Aircraft Ireland Limited, KfW IPEX-Bank GmbH, as the incremental lender, and Citibank, N.A., as administrative agent (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer.

31.2	Certification of President and Chief Financial Officer.

32.1	Certification under 18 U.S.C., Section 1350.