Form 10-Q
period 2011-06-30
INTERNATIONAL LEASE FINANCE CORP
filed 2011-08-11
CIK 714311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 10, 2011, there were 45,267,723 shares of Common Stock, no par value, outstanding.
     Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT

TABLE OF DEFINITIONS

AIG	American International Group, Inc.
AIG Funding	AIG Funding, Inc.
AIGFP	AIG Financial Products Corp.
Airbus	Airbus S.A.S.
AOCI	Accumulated other comprehensive income
AVG	Asset Value Guarantee
Boeing	The Boeing Company
The Company, ILFC, we, our, us	International Lease Finance Corporation
CVA	Credit Value Adjustment
Department of the Treasury	United States Department of the Treasury
ECA	Export Credit Agency
FASB	Financial Accounting Standards Board
Fitch	Fitch Ratings, Inc.
FRBNY	Federal Reserve Bank of New York
FRBNY Credit Agreement	The credit agreement, dated as of September 22, 2008, as amended, between AIG and the FRBNY
GAAP	Generally Accepted Accounting Principles in the United States of America
IASB	International Accounting Standards Board
IFRS	International Financial Reporting Standards
Master Transaction Agreement	Master Transaction Agreement, entered into by AIG on December 8, 2010, with the Department of the Treasury
Moody’s	Moody’s Investor Service, Inc.
MVA	Market Value Adjustment
OCI	Other comprehensive income
SEC	U.S. Securities and Exchange Commission
S&P	Standard and Poor’s, a division of The McGraw-Hill Companies, Inc.
SPE	Special Purpose Entity
TARP	Troubled Asset Relief Program
VaR	Value at Risk
VIEs	Variable Interest Entities
Volare	Estate of Volare Airlines
WKSI	Well Known Seasoned Issuer

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED, CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents, including interest bearing accounts of $2,126,626 (2011) and $3,058,747 (2010)	$2,138,483	$3,067,697
Restricted cash, including interest bearing accounts of $421,040 (2011) and $402,373 (2010)	421,040	457,053
Notes receivable, net of allowance, and net investment in finance and sales-type leases	86,260	132,685
Flight equipment under operating leases	51,603,074	51,646,586
Less accumulated depreciation	13,891,697	13,120,421

	37,711,377	38,526,165
Flight equipment held for sale	5,220	255,178
Deposits on flight equipment purchases	223,700	184,410
Lease receivables and other assets	392,017	402,932
Derivative assets, net	206,904	60,150
Deferred debt issue costs, less accumulated amortization of $217,078 (2011) and $181,460 (2010)	296,609	232,576

	$41,481,610	$43,318,846

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued interest and other payables	$660,899	$689,606
Current income taxes	117,571	108,898
Secured debt financing, net of deferred debt discount of $19,901 (2011) and $22,309 (2010)	9,331,699	9,556,634
Unsecured debt financing, net of deferred debt discount of $42,977 (2011) and $47,977 (2010)	15,034,585	16,997,466
Subordinated debt	1,000,000	1,000,000
Foreign currency adjustment related to foreign currency denominated debt	281,600	165,400
Security deposits, overhaul rental and other customer deposits	1,682,140	1,620,784
Rentals received in advance	269,455	284,115
Deferred income taxes	4,712,652	4,663,939
Commitments and Contingencies — Note M
SHAREHOLDERS’ EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B, each having 500 shares issued and outstanding	100,000	100,000
Common stock — no par value; 100,000,000 authorized shares, 45,267,723 issued and outstanding	1,053,582	1,053,582
Paid-in capital	599,133	606,367
Accumulated other comprehensive income (loss)	(38,792)	(58,944)
Retained earnings	6,677,086	6,530,999

Total shareholders’ equity	8,391,009	8,232,004

	$41,481,610	$43,318,846

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED, CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(Dollars in thousands)
(Unaudited)

	June 30, 2011	June 30, 2010
REVENUES AND OTHER INCOME
Rental of flight equipment	$1,111,453	$1,163,811
Flight equipment marketing and gain on aircraft sales	2,176	42
Interest and other	11,903	8,791

	1,125,532	1,172,644

EXPENSES
Interest	407,069	407,708
Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	1,468	4,783
Depreciation of flight equipment	459,689	475,658
Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed	43,815	53,027
Aircraft impairment charges on flight equipment held for use	—	8,148
Loss on extinguishment of debt	61,093	—
Flight equipment rent	4,500	4,500
Selling, general and administrative	43,089	40,993
Other expenses	(1,248)	3,469

	1,019,475	998,286

INCOME BEFORE INCOME TAXES	106,057	174,358
Provision for income taxes	33,377	63,605

NET INCOME	$72,680	$110,753

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Dollars in thousands)
(Unaudited)

	June 30, 2011	June 30, 2010
REVENUES AND OTHER INCOME
Rental of flight equipment	$2,252,374	$2,393,674
Flight equipment marketing and gain on aircraft sales	2,849	1,326
Interest and other	38,822	21,777

	2,294,045	2,416,777

EXPENSES
Interest	814,568	742,574
Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	2,091	44,849
Depreciation of flight equipment	912,220	965,899
Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed	147,125	406,414
Aircraft impairment charges on flight equipment held for use	—	8,148
Loss on extinguishment of debt	61,093	—
Flight equipment rent	9,000	9,000
Selling, general and administrative	94,803	76,630
Other expenses	29,726	87,517

	2,070,626	2,341,031

INCOME BEFORE INCOME TAXES	223,419	75,746
Provision for income taxes	77,018	27,919

NET INCOME	$146,401	$47,827

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED, CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(Dollars in thousands)
(Unaudited)

	June 30, 2011	June 30, 2010
NET INCOME	$72,680	$110,753

OTHER COMPREHENSIVE INCOME
Net changes in fair value of cash flow hedges, net of taxes of $(4,805) (2011) and $(13,485) (2010)	8,924	25,045
Change in unrealized appreciation on securities available for sale, net of taxes of $114 (2011) and $79 (2010)	220	(147)

	9,144	24,898

COMPREHENSIVE INCOME	$81,824	$135,651

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Dollars in thousands)
(Unaudited)

	June 30, 2011	June 30, 2010
NET INCOME	$146,401	$47,827

OTHER COMPREHENSIVE INCOME
Net changes in fair value of cash flow hedges, net of taxes of $(10,965) (2011) and $(40,172) (2010)	20,363	74,606
Change in unrealized appreciation on securities available for sale, net of taxes of $114 (2011) and $66 (2010)	(211)	(123)

	20,152	74,483

COMPREHENSIVE INCOME	$166,553	$122,310

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Dollars in thousands)
(Unaudited)

	June 30, 2011	June 30, 2010
OPERATING ACTIVITIES
Net income	$146,401	$47,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	912,220	965,899
Deferred income taxes	37,862	19,754
Derivative instruments	(115,426)	374,814
Foreign currency adjustment of non-US$ denominated debt	116,200	(334,720)
Amortization of deferred debt issue costs	34,317	21,873
Amortization of debt discount	7,408	4,983
Amortization of prepaid lease costs	23,465	20,282
Aircraft impairment charges and fair value adjustments	147,125	414,562
Lease expenses related to aircraft sales	(2,437)	89,213
Interest paid-in-kind to AIG Funding	—	28,920
Other, including foreign exchange adjustments on foreign currency denominated cash and gain on aircraft sales	(23,941)	(24,122)
Changes in operating assets and liabilities:
Lease receivables and other assets	(9,613)	51,776
Accrued interest and other payables	(31,010)	63,738
Current income taxes	8,673	4,668
Tax benefit sharing payable to AIG	—	(85,000)
Rentals received in advance	(14,660)	(36,847)

Net cash provided by operating activities	1,236,584	1,627,620

INVESTING ACTIVITIES
Acquisition of flight equipment	(182,610)	(219,450)
Payments for deposits and progress payments	(80,195)	(25,078)
Proceeds from disposal of flight equipment	234,714	24,641
Restricted cash	36,013	(568,664)
Collections on notes receivable and finance and sales-type leases	44,737	66,407
Other	(4,369)	—

Net cash provided by (used in) investing activities	48,290	(722,144)

FINANCING ACTIVITIES
Proceeds from debt financing	2,431,463	4,315,872
Payments in reduction of debt financing	(4,626,686)	(2,637,564)
Debt issue costs	(99,651)	(100,131)
Payment of common and preferred dividends	(314)	(207)
Security and rental deposits received	42,862	28,885
Security and rental deposits returned	(46,721)	(24,608)
Transfers of security and rental deposits on sales of aircraft	(19,391)	—
Overhaul rentals collected	249,927	295,996
Overhaul deposits reimbursed	(170,915)	(153,266)
Transfer of overhauls rentals on sales of aircraft	(18,623)	—

Net change in other deposits	42,678	6,873

Net cash (used in) provided by financing activities	(2,215,371)	1,731,850

Net (decrease) increase in cash	(930,497)	2,637,326
Effect of exchange rate changes on cash	1,283	(4,842)

Cash at beginning of period	3,067,697	336,911

Cash at end of period	$2,138,483	$2,969,395

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Dollars in thousands)
(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	June 30, 2011		June 30, 2010
Cash paid during the period for:
Interest, excluding interest capitalized of $2,790 (2011) and $3,080 (2010)	$883,434		$642,067
Income taxes, net	30,482	(a)	3,495

(a)	Approximately $26 million was paid to AIG for ILFC tax liability.
Non-Cash Investing and Financing Activities
2011:
Flight equipment held for sale in the amount of $76,438 were reclassified to Flight equipment under operating leases in the amount of $78,673, with $2,235 realized in income when the aircraft no longer met the criteria for being classified as held for sale.
Deposits on flight equipment purchases of $50,905 were applied to Acquisition of flight equipment under operating leases.
Customer deposits of $13,103 were forfeited and recognized in income.
Flight equipment under operating leases in the amount of $5,220 were transferred to Flight equipment held for sale.
Flight equipment under operating leases in the amount of $3,050 were transferred to Lease receivables and other assets upon the part-out of an aircraft.
2010:
Flight equipment under operating leases in the amount of $2,165,077 were transferred to Flight equipment held for sale.
Net investments in finance leases of $192,161 were transferred to Flight equipment under operating leases.
Deposits on flight equipment purchases of $29,177 were applied to Acquisition of flight equipment under operating leases.
Lease receivables and other assets in the amount of $11,193 and Deposits on flight equipment purchases of $36,799 were applied to Acquisition of flight equipment under operating leases.
Flight equipment under operating leases in the amount of $3,225 were transferred to Lease receivables and other assets.
See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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
     The accompanying unaudited, condensed, consolidated financial statements include our accounts and accounts of all other entities in which we have a controlling financial interest. See Note N — Variable Interest Entities for further discussions on VIEs. All material intercompany accounts have been eliminated in consolidation.
     Results for the three and six month periods ended June 30, 2011 include an out of period adjustment related to prior quarters and years which increased pre-tax income by $8.1 million and $8.3 million, respectively. The out of period adjustment relates principally to the forfeiture of share-based deferred compensation awards for certain employees who terminated their employment with us in 2010. Management has determined, after evaluating the quantitative and qualitative aspects of this out of period adjustment, that our current and prior period financial statements are not materially misstated and will not be material to our estimated results of operations for the year ended December 31, 2011.
     In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included. Certain reclassifications have been made to the 2010 unaudited, condensed, consolidated financial statements to conform to the 2011 presentation. Operating results for the six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.
B. Recent Accounting Pronouncements
     We did not adopt any new accounting standards during the first six months of 2011.
Future Application of Accounting Standards:
A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring
     In April 2011, the FASB issued an accounting standard update that amends the guidance for a creditor’s evaluation of whether a restructuring is a troubled debt restructuring and requires additional disclosures about a creditor’s troubled debt restructuring activities. The new standard clarifies the existing guidance on the two criteria used by creditors to determine whether a modification or restructuring is a troubled debt restructuring: (i) whether the creditor has granted a concession and (ii) whether the debtor is experiencing financial difficulties. The new standard is effective for interim and annual periods beginning on July 1, 2011, with early adoption permitted. We are required to apply the guidance in the accounting standard retrospectively for all modifications and restructuring activities that have occurred since January 1, 2011. For receivables that are considered newly impaired under the guidance, we are required to measure the impairment of those receivables prospectively in the first period of adoption. In addition, we must begin providing the disclosures about troubled debt restructuring activities in the period of adoption. We are currently assessing the effect of adoption of this new standard on our consolidated financial position, results of operations and cash flows.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(Unaudited)
Common Fair Value Measurements and Disclosure Requirements in GAAP and IFRS
     In May 2011, the FASB issued an accounting standard update that amends certain aspects of the fair value measurement guidance in GAAP, primarily to achieve the FASB’s objective of a converged definition of fair value and substantially converged measurement and disclosure guidance with IFRS. Consequently, when the new standard becomes effective on January 1, 2012, GAAP and IFRS will be consistent, with certain exceptions including the accounting for day one gains and losses, measuring the fair value of alternative investments measured on a net asset value basis and certain disclosure requirements.
     The new standard’s fair value guidance applies to all companies that measure assets, liabilities, or instruments classified in shareholders’ equity at fair value or provide fair value disclosures for items not recorded at fair value. While many of the amendments to GAAP are not expected to significantly affect current practice, the guidance clarifies how a principal market is determined, addresses the fair value measurement of financial instruments with offsetting market or counterparty credit risks and the concept of valuation premise (i.e., in-use or in exchange) and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and requires additional disclosures.
     The new standard is effective for us for interim and annual periods beginning on January 1, 2012. If different fair value measurements result from applying the new standard, we will recognize the difference in the period of adoption as a change in estimate. The new disclosure requirements must be applied prospectively. In the period of adoption, we will disclose any changes in valuation techniques and related inputs resulting from application of the amendments and quantify the total effect, if material. We are assessing the effect of the new standard on our consolidated statements of financial position, results of operations and cash flows.
Presentation of Comprehensive Income
     In June 2011, the FASB issued an accounting standard update that requires the presentation of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components, followed consecutively by a second statement that presents total other comprehensive income and its components. This presentation is effective January 1, 2012, and is required to be applied retrospectively. Early adoption is permitted. Adoption of the new standard will have no effect on our consolidated financial statements because we already use the two-statement approach to present comprehensive income.
C. Restricted Cash
     We entered into ECA facility agreements in 1999 and 2004 through subsidiaries. See Note G — Debt Financings. We had no loans outstanding under the 1999 ECA facility as of June 30, 2011. Because of our current long-term debt ratings, the 2004 ECA facility requires us to segregate security deposits, overhaul rentals and rental payments received under the leases of the aircraft funded under the 2004 ECA facility (segregated rental payments are used to make scheduled principal and interest payments on the outstanding debt). The segregated funds are deposited into separate accounts pledged to and controlled by the security trustee of the 2004 ECA facility. At June 30, 2011, we had segregated security deposits, overhaul rentals and rental payments aggregating approximately $397 million related to aircraft funded under the 2004 ECA facility. The segregated amounts fluctuate with changes in security deposits, overhaul rentals, rental payments and debt maturities related to the aircraft funded under the 2004 ECA facility. In addition, if a default resulting in an acceleration of the obligations under the 2004 ECA facility were to occur, pursuant to a cross- collateralization agreement, we would have to segregate lease payments, overhaul rentals and security deposits received after such acceleration event occurred relating to all the aircraft funded under the 1999 ECA facility, even though those aircraft are no longer subject to a loan at June 30, 2011.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(Unaudited)
     In March 2010, we entered into a $550 million secured term loan through a newly formed subsidiary. The proceeds from this transaction are restricted until the collateral is transferred to certain of our subsidiaries that guarantee the debt on a secured basis and whose equity were pledged to secure the term loan and at June 30, 2011, approximately $24 million of the proceeds remained restricted.
     The subsidiaries described above meet the definition of a VIE and have been designated as non-restricted subsidiaries, under our indentures. See Note G — Debt Financings and Note N - Variable Interest Entities.
D. Allowance for Credit Losses
     On occasion we enter into finance or sales type leases, or in limited circumstances we will advance cash, or accept a note receivable, in conjunction with the sale of an aircraft. At June 30, 2011, we had four aircraft under finance and sales type leases with aggregate principal balance of $65.7 million and notes receivable with aggregate principal balance, net of allowance, of $20.6 million. At December 31, 2010, the principal related to the four aircraft under finance leases aggregated $67.6 million and we had notes receivable with aggregate principal balance, net of allowance, of $65.1 million.
     We had the following activity in our allowance for credit losses on notes receivable for the following period:

(Dollars in thousands)
Allowance for credit losses:
Balance at December 31, 2010	$21,042
Provision	12,163
Write-offs	—
Recoveries	(1,531)

Balance at June 30, 2011	$31,674

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(Unaudited)
E. Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed
     We reported the following impairment charges and fair value adjustments on flight equipment during the three and six months ended June 30, 2011 and 2010, respectively:

	Three Months Ended					Six Months Ended
	June 30, 2011		June 30, 2010			June 30, 2011		June 30, 2010
	Aircraft	Impairment	Aircraft		Impairment	Aircraft	Impairment	Aircraft	Impairment
	Impaired	Charges and	Impaired		Charges and	Impaired	Charges and	Impaired	Charges and
	or	Fair Value	or		Fair Value	or	Fair Value	or	Fair Value
	Adjusted	Adjustments	Adjusted		Adjustments	Adjusted	Adjustments	Adjusted	Adjustments
Loss/(Gain)					(Dollars in millions)
Impairment charges and fair value adjustments on aircraft likely to be sold or sold	5	$41.1	—	(b)	$0.5	14	$148.1	2	$32.7
Fair value adjustments on held for sale aircraft sold or transferred from held for sale back to flight equipment under operating leases (a)	2	2.7	6		40.1	10	(3.5)	56	361.3
Impairment charges on aircraft designated for part-out	—	—	1		12.4	1	2.5	1	12.4

Total Impairment charges and fair value adjustments on flight equipment	7	$43.8	7		$53.0	25	$147.1	59	$406.4

(a)	Included in these amounts are net fair value credit adjustments related to aircraft previously held for sale, but which no longer met such criteria and were subsequently reclassified to Flight equipment under operating leases. Also included in these amounts are fair value credit adjustments related to sales price adjustments related to aircraft that were previously held for sale and sold during periods presented.

(b)	Amounts relate to two aircraft that were previously impaired, but additional fair value adjustments were recorded in the current period.
Three months ended June 30, 2011
     Aircraft impairment charges and fair value adjustments on flight equipment totaled $43.8 million for the three months ended June 30, 2011, due to the following factors:
•	$41.1 million of impairment charges and fair value adjustments were recorded on five aircraft. This amount was the result of (i) $41.9 million of impairment charges on aircraft that we were in negotiations with third parties to sell and we deemed more likely than not to be sold, but did not meet the criteria required to be classified as Flight equipment held for sale; and (ii) fair value adjustments on aircraft sold to third parties from our fleet held for use aggregating a net credit of $0.8 million.

•	$2.7 million of fair value adjustments were recorded on aircraft reclassified to or from Flight equipment held for sale. During the three months ended June 30, 2011, we had one aircraft that

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(Unaudited)
met the criteria for and was classified as Flight equipment held for sale. In addition, we determined that one aircraft we had previously classified as Flight equipment held for sale no longer met the criteria and reclassified that aircraft to Flight equipment under operating lease during the three months ended June 30, 2011. In accordance with GAAP, we recorded the aircraft at the lower of depreciated cost, had the aircraft never been classified as Flight equipment held for sale, or its fair value at the date of the reclassification of the aircraft.
•	We did not have any impairment charges on aircraft designated for part-out for the three months ended June 30, 2011.
Three months ended June 30, 2010
     Aircraft impairment charges and fair value adjustments on flight equipment totaled $53.0 million for the three months ended June 30, 2010, due to the following factors:
•	$0.5 million of fair value adjustments were recorded on two aircraft we deemed more likely than not to be sold.

•	$40.1 million of impairment charges were recorded on six aircraft that met the criteria for and were classified as Flight equipment held for sale.

•	$12.4 million of impairment charges were recorded due to the designation of one aircraft for part-out to record the parts at their fair value. The fair value of the parts is included in Lease receivables and other assets on our Condensed, Consolidated Balance Sheet.
Six months ended June 30, 2011
     Aircraft impairment charges and fair value adjustments on flight equipment totaled $147.1 million for the six months ended June 30, 2011, due to the following factors:
•	$148.1 million of impairment charges and fair value adjustments were recorded relating to (i) fair value adjustments aggregating $17.3 million on five aircraft sold to third parties from our fleet held for use; and (ii) impairment charges of $130.8 million on nine aircraft that we were in negotiations with third parties to sell and we deemed more likely than not to be sold, but did not meet the criteria required to be classified as Flight equipment held for sale.

•	$3.5 million of fair value credit adjustments were recorded on aircraft reclassified to or from Flight equipment held for sale. During the six months ended June 30, 2011, we had one aircraft that met the criteria for and was classified as Flight equipment held for sale. In addition, we determined that three aircraft that we had previously classified as Flight equipment held for sale no longer met the criteria and reclassified those aircraft to Flight equipment under operating lease. In accordance with GAAP, we recorded the three aircraft at the lower of depreciated cost, had the aircraft never been classified as Flight equipment held for sale, or its fair value at the date of the reclassification of the aircraft. We recorded fair value credit adjustments of $0.3 million related to these aircraft. We also sold six aircraft that were classified as Flight equipment held for sale, and recorded fair value adjustments related to those aircraft aggregating a net credit of $3.2 million.

•	$2.5 million of impairment charges were recorded due to the designation of one aircraft for part-out to record the parts at their fair value. The fair value of the parts is included in Lease receivables and other assets on our Condensed, Consolidated Balance Sheet.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(Unaudited)
Six months ended June 30, 2010
     Aircraft impairment charges and fair value adjustments on flight equipment totaled $406.4 million for the six months ended June 30, 2010, due to the following factors:
•	$32.7 million of impairment charges were recorded on two aircraft that we were in negotiations with third parties to sell and we deemed more likely than not to be sold, but did not meet the criteria required to be classified as Flight equipment held for sale.

•	$361.3 million of impairment charges were recorded on 56 aircraft reclassified to Flight equipment held for sale. On April 13, 2010, to generate liquidity to repay maturing debt obligations, we signed an agreement to sell 53 aircraft from our existing fleet to a third party for an aggregate purchase price of approximately $2.0 billion. On July 6, 2010, we signed an agreement to sell an additional six aircraft to another third party. As of June 30, 2010, 56 of the 59 aircraft met the criteria to be recorded as Flight equipment held for sale.

•	$12.4 million of impairment charges were recorded due to the designation of one aircraft for part-out to record the parts at their fair value. The fair value of the parts is included in Lease receivables and other assets on our Condensed, Consolidated Balance Sheet.
F. Flight Equipment Held for Sale
     We had the following activity in Flight equipment held for sale for the six months ended June 30, 2011:

	Aircraft	Carrying Value
Flight Equipment Held for Sale	(Dollars in thousands)
Balance at December 31, 2010	9	$255,178
Transferred from Flight equipment held for sale to Flight equipment under operating leases	(3)	(76,438)
Transferred from Flight equipment under operating leases to Flight equipment held for sale	1	5,220
Flight equipment sold	(6)	(178,740)

Flight equipment held for sale at June 30, 2011	1	$5,220

     At June 30, 2011 and December 31, 2010, we had one and nine aircraft, respectively, that met the criteria for, and were classified as, Flight equipment held for sale. The balance in Flight equipment held for sale of $5.2 million and $255.2 million at June 30, 2011 and December 31, 2010, respectively, represents the estimated fair value of such aircraft less cost to sell. We cease recognition of depreciation expense on aircraft subsequent to transferring them from Flight equipment under operating leases. During the six months ended June 30, 2011, we transferred three aircraft that no longer met the criteria for Flight equipment held for sale to Flight equipment under operating leases.
     In addition, we sold six aircraft that were classified as Flight equipment held for sale and recorded fair value adjustments related to those aircraft aggregating net credits of $0.3 million and $3.2 million for the three and six months ended June 30, 2011, respectively.
     Net cash proceeds from sales of flight equipment classified as held for sale is received as each individual aircraft sale is consummated. The actual purchase price may differ from the recorded estimated fair

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(Unaudited)
value of the aircraft when classified as held for sale, depending on the timing of the completion of a sale and, in some cases, whether an aircraft classified as held for sale is subsequently substituted with different aircraft.
G. Debt Financings
     Our debt financing was comprised of the following at the following dates:

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)
Secured
Senior secured bonds	$3,900,000	$3,900,000
ECA financings	2,549,627	2,777,285
Bank debt (a)	1,601,973	1,601,658
Other secured financings	1,300,000	1,300,000
Less: Deferred debt discount	(19,901)	(22,309)

	9,331,699	9,556,634
Unsecured
Bonds and Medium-Term Notes	14,870,562	16,810,843
Bank debt	207,000	234,600
Less: Deferred debt discount	(42,977)	(47,977)

	15,034,585	16,997,466

Total Senior Debt Financings	24,366,284	26,554,100
Subordinated Debt	1,000,000	1,000,000

	$25,366,284	$27,554,100

(a)	Of this amount, $105.4 million (2011) and $113.7 million (2010) is non-recourse to ILFC. These secured financings were incurred by VIEs and consolidated into our condensed, consolidated financial statements.
     The above amounts represent the anticipated settlement of our outstanding debt obligations as of June 30, 2011 and December 31, 2010. Certain adjustments required to present currently outstanding hedged debt obligations have been recorded and presented separately on our Condensed, Consolidated Balance Sheets, including adjustments related to foreign currency hedging and interest rate hedging activities.
     For some of our secured debt financings, we created direct and indirect wholly-owned subsidiaries for the purpose of purchasing and holding title to aircraft, and we then pledged the equity of those subsidiaries as collateral. These subsidiaries have been designated as non-restricted subsidiaries under our indentures and meet the definition of a VIE. We have determined that we are the primary beneficiary of such VIEs and, accordingly, we consolidate such entities into our condensed, consolidated financial statements. See Note N — Variable Interest Entities for more information on VIEs.
     At June 30, 2011, approximately $21 billion of our flight equipment was pledged as collateral for the $9.3 billion of secured debt outstanding.
Senior Secured Bonds
     On August 20, 2010, we issued $3.9 billion of senior secured notes, with $1.35 billion maturing in September 2014 and bearing interest of 6.5%, $1.275 billion maturing in September 2016 and bearing interest

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(Unaudited)
of 6.75%, and $1.275 billion maturing in September 2018 and bearing interest of 7.125%. The notes are secured by a designated pool of aircraft, initially consisting of 174 aircraft and their related leases. In addition, two of ILFC’s subsidiaries, which either own or hold leases of aircraft included in the pool securing the notes, have guaranteed the notes. We can redeem the notes at any time prior to their maturity, provided we give notification between 30 to 60 days prior to the intended redemption date and subject to a penalty of the greater of 1% of the outstanding principal amount and a “make-whole” premium. There is no sinking fund for the notes.
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
Export Credit Facilities
     We entered into ECA facility agreements in 1999 and 2004 through certain direct and indirect wholly-owned subsidiaries that have been designated as non-restricted subsidiaries under our indentures. The 1999 and 2004 ECA facilities were used to fund purchases of Airbus aircraft through 2001 and June 2010, respectively. New financings are no longer available to us under either ECA facility and we had no loans outstanding under the 1999 ECA facility as of June 30, 2011. The loans made under the ECA facilities were used to fund a portion of each aircraft’s net purchase price. The loans are guaranteed by various European ECAs. We have collateralized the debt with pledges of the shares of wholly-owned subsidiaries that hold title to the aircraft financed under the facilities.
     In January 1999, we entered into the 1999 ECA facility and used amounts borrowed under this facility to finance purchases of 62 Airbus aircraft through 2001. At June 30, 2011, all loans under the facility had been paid in full. The facility is, however, party to a cross-collateralization agreement relating to the 2004 ECA facility, as further discussed below. The net book value of the aircraft used as collateral under this facility was $1.5 billion at June 30, 2011.
     In May 2004, we entered into the 2004 ECA facility, which was amended in May 2009 to allow us to borrow up to $4.6 billion for the purchase of Airbus aircraft delivered through June 30, 2010. We used $4.3 billion of the available amount to finance purchases of 76 aircraft. Each aircraft purchased was financed by a ten-year fully amortizing loan. As of June 30, 2011, approximately $2.5 billion was outstanding under this facility. The interest rates on the loans outstanding under the facility are either fixed or based on LIBOR and ranged from 0.37% to 4.71% at June 30, 2011. The net book value of the aircraft purchased under this facility was $4.4 billion at June 30, 2011.
     Because of our current long-term debt ratings, the 2004 ECA facility requires us to segregate security deposits, overhaul rentals and rental payments received for aircraft with loan balances outstanding under the 2004 ECA facility (segregated rental payments are used to make scheduled principal and interest payments on the outstanding debt under the 2004 ECA facility). The segregated funds are deposited into separate accounts pledged to and controlled by the security trustee of the facility. In addition, we must register the existing

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(Unaudited)
individual mortgages on certain aircraft funded under both the 1999 and 2004 ECA facilities in the local jurisdictions in which the respective aircraft are registered (mortgages are only required to be filed on aircraft with loan balances outstanding or otherwise as agreed in connection with the cross-collateralization agreement as described below). At June 30, 2011, we had segregated security deposits, overhaul rentals and rental payments aggregating approximately $397 million related to aircraft funded under the 2004 ECA facility. The segregated amounts will fluctuate with changes in security deposits, overhaul rentals, rental payments and debt maturities related to the aircraft funded under the 2004 ECA facility.
     During the first quarter of 2010, we entered into agreements to cross-collateralize the 1999 ECA facility with the 2004 ECA facility. As part of such cross-collateralization we (i) guaranteed the obligations under the 2004 ECA facility through our subsidiary established to finance Airbus aircraft under our 1999 ECA facility; (ii) agreed to grant mortgages over certain aircraft financed under the 1999 ECA facility and security interests over other collateral related to the aircraft financed under the 1999 ECA facility to secure the guaranty obligation; (iii) accepted a loan-to-value ratio (aggregating the loans and aircraft from the 1999 ECA facility and the 2004 ECA facility) of no more than 50%, in order to release liens (including the liens incurred under the cross-collateralization agreement) on any aircraft financed under the 1999 or 2004 ECA facilities or other assets related to the aircraft; and (iv) agreed to allow proceeds generated from certain disposals of aircraft to be applied to obligations under the 2004 ECA facility. As of June 30, 2011, there were no outstanding obligations under the 1999 ECA facility.
     We also agreed to additional restrictive covenants relating to the 2004 ECA facility, restricting us from (i) paying dividends on our capital stock with the proceeds of asset sales and (ii) selling or transferring aircraft with an aggregate net book value exceeding a certain disposition amount, which is currently approximately $10.3 billion. The disposition amount will be reduced by approximately $91.4 million at the end of each calendar quarter during the effective period. The covenants are in effect from the date of the agreement until December 31, 2012. A breach of these restrictive covenants would result in a termination event for the ten loans funded subsequent to the date of the agreement and would make those loans, which aggregated $285.2 million at June 30, 2011, due in full at the time of such a termination event.
     In addition, if a termination event resulting in an acceleration of the obligations under the 2004 ECA facility were to occur, pursuant to the cross-collateralization agreement, we would have to segregate lease payments, overhaul rentals and security deposits received after such acceleration event occurred relating to all the aircraft funded under the 1999 ECA facility, even though those aircraft are no longer subject to a loan at June 30, 2011.
Secured Bank Debt
     We have a credit facility, dated October 13, 2006, as amended, under which the original maximum amount available was $2.5 billion. We repaid aggregate principal amounts of loans outstanding under this facility of $800 million and $200 million in the fourth quarter of 2010 and in June 2011, respectively. The amended facility prohibits us from re-borrowing amounts repaid under this facility. Therefore, the current size of the facility is $1.5 billion. As of June 30, 2011, we had secured loans of $1.29 billion outstanding under the facility, all of which will mature in October 2012. The interest on $1.25 billion of the secured loans is based on LIBOR plus a margin of 2.15%, plus facility fees of 0.2% on the outstanding principal balance and the remaining $43.0 million had an interest rate of 4.75% at June 30, 2011. The remaining $207 million outstanding under the facility consists of unsecured loans that will mature on their originally scheduled maturity date of October 13, 2011, with a LIBOR based interest rate plus a margin of 0.65% plus facility fees of 0.2% of the outstanding balance.
     The collateralization requirement under the amended facility provides that the $1.29 billion of secured loans must be secured by a lien on the equity interests of certain of ILFC’s non-restricted subsidiaries that own

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(Unaudited)
aircraft with aggregate appraised values of originally not less than 133% of the outstanding principal amount (the “Required Collateral Amount”). The credit facility includes an ongoing requirement, tested periodically, that the appraised value of the eligible aircraft owned by the pledged subsidiaries must be equal to or greater than 100% of the Required Collateral Amount. This ongoing requirement is subject to the right to transfer additional eligible aircraft to the pledged subsidiaries or ratably prepay the loans. We also guarantee the secured loans through certain other subsidiaries.
     The credit facility also contains financial and restrictive covenants that (i) limit our ability to incur indebtedness; (ii) restrict certain payments, liens and sales of assets by us; and (iii) require us to maintain a fixed charge coverage ratio and consolidated tangible net worth in excess of certain minimum levels.
     On March 30, 2011, one of our non-restricted subsidiaries entered into a secured term loan agreement with lender commitments in the amount of approximately $1.3 billion, which was subsequently increased to approximately $1.5 billion. The loan matures on March 30, 2018, with scheduled principal payments commencing in June 2012, and bears interest at LIBOR plus a margin of 2.75%, or, if applicable, a base rate plus a margin of 1.75%. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain wholly-owned subsidiaries of the subsidiary borrower. The security granted initially includes a portfolio of 54 aircraft, together with attached leases and all related equipment, with an average appraised base market value of approximately $2.4 billion as of January 1, 2011. The $2.4 billion equals an initial loan-to-value ratio of approximately 65% and the equity interests in certain SPEs that will own the aircraft and related equipment and leases that are pledged as security for the loans. The proceeds of the loan will be made available to the subsidiary borrower as aircraft are transferred to the SPEs, at an advance rate equal to 65% of the initial appraised value of the aircraft transferred to the SPEs. At June 30, 2011 and August 5, 2011, respectively, approximately $181 million and $696 million had been advanced to the subsidiary borrower under the agreement.
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
     In May 2009, ILFC provided $39.0 million of subordinated financing to a non-restricted subsidiary. The entity used these funds and an additional $106.0 million borrowed from third parties to purchase an aircraft, which it leases to an airline. ILFC acts as servicer of the lease for the entity. The $106.0 million loan has two tranches. The first tranche is $82.0 million, fully amortizes over the lease term, and is non-recourse to ILFC. The second tranche is $24.0 million, partially amortizes over the lease term, and is guaranteed by ILFC. Both tranches of the loan are secured by the aircraft and the lease receivables. Both tranches mature in May 2018 with interest rates based on LIBOR. At June 30, 2011, the interest rates on the $82.0 million and $24.0 million tranches were 3.34% and 5.04%, respectively. The entity entered into two interest rate cap agreements to economically hedge the related LIBOR interest rate risk in excess of 4.00%. At June 30, 2011, $83.8 million was outstanding under the two tranches and the net book value of the aircraft was $134.7 million.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(Unaudited)
  In June 2009, we borrowed $55.4 million through a non-restricted subsidiary, which owns one aircraft leased to an airline. Half of the original loan amortizes over five years and the remaining $27.7 million is due in 2014. The loan is non-recourse to ILFC and is secured by the aircraft and the lease receivables. The interest rate on the loan is fixed at 6.58%. At June 30, 2011, $43.7 million was outstanding and the net book value of the aircraft was $89.8 million.
Other Secured Financing Arrangements
     On March 17, 2010, we entered into a $750 million term loan agreement secured by 43 aircraft and all related equipment and leases. The aircraft had an average appraised base market value of approximately $1.3 billion, for an initial loan-to-value ratio of approximately 56%. The loan matures on March 17, 2015, and bears interest at LIBOR plus a margin of 4.75% with a LIBOR floor of 2.0%. The principal of the loan is payable in full at maturity with no scheduled amortization, but we can voluntarily prepay the loan at any time. On March 17, 2010, we also entered into an additional term loan agreement of $550 million through a newly formed non-restricted subsidiary. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain non-restricted subsidiaries of ILFC that hold title to 37 aircraft. The aircraft had an average appraised base market value of approximately $969 million, for an initial loan-to-value ratio of approximately 57%. The loan matures on March 17, 2016, and bears interest at LIBOR plus a margin of 5.0% with a LIBOR floor of 2.0%. The principal of the loan is payable in full at maturity with no scheduled amortization. The proceeds from this loan are restricted from use in our operations until we transfer the related collateral to the non-restricted subsidiaries. At June 30, 2011, approximately $24 million of the proceeds remained restricted. We can voluntarily prepay the loan at any time, subject to a 1% prepayment penalty prior to March 17, 2012. Both loans require a loan-to-value ratio of no more than 63%. The loans also contain customary covenants and events of default, including limitations on the ability of us and our subsidiaries, as applicable, to create liens; incur additional indebtedness; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into transactions with affiliates.
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
Unsecured Bonds and Medium-Term Notes
     Shelf Registration Statement: We have an effective shelf registration statement filed with the SEC. As a result of our WKSI status, we have an unlimited amount of debt securities registered for sale under the shelf registration statement.
     Under our shelf registration statement, we issued: (i) $1.0 billion of 5.75% notes due 2016 and $1.25 billion of 6.25% notes due 2019 on May 24, 2011; (ii) $1.0 billion of 8.25% notes due 2020 on December 7, 2010; and (iii) $500 million of 8.875% notes due 2017 on August 20, 2010. At June 30, 2011, after the completion of tender offers to purchase certain notes on June 17, 2011, as further discussed below, we also had $7.2 billion of public bonds and medium-term notes outstanding, with interest rates ranging from 0.60% to 7.95%, which we had issued in prior years under previous registration statements.
     The aggregate net proceeds from the sale of the notes issued on May 24, 2011, were approximately $2.22 billion after deducting underwriting discounts and commissions, fees and estimated offering expenses. The net proceeds from the sale of the notes were primarily used to purchase notes validly tendered and accepted in our tender offers that we announced during the second quarter of 2011 to purchase various series of our outstanding debt securities for up to $1.75 billion cash consideration.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(Unaudited)
     Tender Offers to Purchase Notes: On June 17, 2011, we completed the above mentioned tender offers and accepted for purchase previously issued notes with an aggregate principal amount of approximately $1.67 billion, resulting in total cash consideration, including accrued and unpaid interest, of approximately $1.75 billion. In connection with the cancellation of the notes, we recognized losses aggregating approximately $61.1 million, which included the cost of repurchasing the notes and the write off of the remaining unamortized deferred financing costs. The following notes were accepted for purchase by us in the tender offers:

	Aggregate		Aggregate
	Principal Amount		Principal Amount
	Outstanding	Total Principal	Outstanding upon
	before Tender	Amount Accepted	Completion of
	Offers (a)	for Purchase (b)	Tender Offers
Title of Security	(Dollars in thousands)
4.750% Medium-Term Notes, Series Q, due January 13, 2012	$500,000	$293,496	$206,504
5.400% Medium-Term Notes, Series R, due February 15, 2012	750,000	386,623	363,377
5.350% Medium-Term Notes, Series R, due March 1, 2012	600,000	265,371	334,629
5.300% Medium-Term Notes, Series R, due May 1, 2012	850,000	402,993	447,007
5.550% Medium-Term Notes, Series Q, due September 5, 2012	300,000	100,872	199,128
5.000% Medium-Term Notes, Series Q, due September 15, 2012	300,000	103,564	196,436
5.250% Medium-Term Notes, Series Q, due January 10, 2013	300,000	72,234	227,766
6.375% Medium-Term Notes, Series R, due March 25, 2013	1,000,000	47,146	952,854

Total	$4,600,000	$1,672,299	$2,927,701

(a)	As of June 2, 2011.

(b)	Includes notes that were validly tendered and accepted on June 2, 2011, and for which payment was settled on June 3, 2011.
     Euro Medium-Term Note Programme: We have a $7.0 billion Euro Medium-Term Note Programme, which will expire in September 2011. We had approximately $1.2 billion of Euro denominated notes outstanding under such Programme at June 30, 2011. The notes mature on August 15, 2011, and bear interest based on Euribor with a spread of 0.375%. As a bond issue matures, the principal amount of that bond becomes available for new issuances under the Programme. We have eliminated the currency exposure arising from the notes by hedging the notes into U.S. dollars and fixing the interest rates at a range of 5.355% to 5.367%. We translate the debt into U.S. dollars using current exchange rates prevailing at the balance sheet date. The foreign exchange adjustment for the foreign currency denominated notes was $281.6 million and $165.4 million at June 30, 2011 and December 31, 2010, respectively.
     A rollforward for the six months ended June 30, 2011, of the foreign currency adjustment related to foreign currency denominated notes is presented below:

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(Unaudited)

(Dollars in thousands)
Foreign currency adjustment related to foreign currency denominated debt at December 31, 2010	$165,400
Foreign currency period adjustment of non-US$ denominated debt	116,200

Foreign currency adjustment related to foreign currency denominated debt at June 30, 2011	$281,600

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
     The annual interest rate on the affected notes increased by 0.25% per year for 90 days, commencing on January 26, 2011, because the registration statement relating to the exchange offer was not declared effective by the SEC by that date, as required under the registration rights agreement. On April 26, 2011, the annual interest rate on the affected notes increased by an additional 0.25% because we were unable to consummate the exchange offer by such date. We completed the exchange offer on May 5, 2011, at which time the applicable interest rate reverted to the original level.
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
Unsecured Bank Debt
     On January 31, 2011, we entered into a new $2.0 billion unsecured three-year revolving credit facility with a group of 11 banks that will expire on January 31, 2014. This revolving credit facility provides for interest rates based on either a base rate or LIBOR plus an applicable margin determined by a ratings-based pricing grid. The credit agreement contains customary events of default and restrictive financial covenants that require us to maintain a minimum fixed charge coverage ratio, a minimum consolidated tangible net worth and a maximum ratio of consolidated debt to consolidated tangible net worth. As of June 30, 2011, no amounts were outstanding under this revolving facility.
     As of June 30, 2011, $207.0 million of unsecured loans were outstanding under our credit agreement dated as of October 13, 2006. These loans remain unsecured and mature on October 13, 2011, the original maturity date for this credit facility. The interest on the loans is based on LIBOR plus a margin of 0.65% plus facility fees of 0.2% of the outstanding balance. The remaining outstanding loans under the agreement, as amended, are secured. See Secured Bank Debt above.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(Unaudited)
Subordinated Debt
     In December 2005, we issued two tranches of subordinated debt totaling $1.0 billion. Both tranches mature on December 21, 2065, but each tranche has a different call option. The $600 million tranche had a call option date of December 21, 2010, and the $400 million tranche has a call option date of December 21, 2015. We did not exercise the call option at December 21, 2010 and the interest rate on the $600 million tranche changed from a fixed interest rate of 5.90% to a floating rate with an initial credit spread of 1.55% plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. The interest will reset quarterly and at June 30, 2011, the interest rate was 5.74%. The $400 million tranche has a fixed interest rate of 6.25% until the 2015 call option date, and if we do not exercise the call option, the interest rate will change to a floating rate, reset quarterly, based on the initial credit spread of 1.80% plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. If we choose to redeem the $600 million tranche, we must pay 100% of the principal amount of the bonds being redeemed, plus any accrued and unpaid interest to the redemption date. If we choose to redeem only a portion of the outstanding bonds, at least $50 million principal amount of the bonds must remain outstanding.
H. Derivative Activities
     We use derivatives to manage exposures to interest rate and foreign currency risks. At June 30, 2011, we had interest rate and foreign currency swap agreements with a related counterparty and interest rate cap agreements with an unrelated counterparty. Our foreign currency swap agreements mature on August 15, 2011, our interest rate swap agreements mature in 2014 and 2015, and our interest rate cap agreements mature in 2018.
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
     All of our interest rate and foreign currency swap agreements are subject to a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. During the second quarter of 2011, we novated our trades and our master netting agreement, changing our counterparty from AIGFP to AIG Markets, Inc., both wholly-owned subsidiaries of AIG. All other terms of our master netting agreement remained unchanged and all instruments designated as hedges continued to qualify for their respective treatment under US GAAP. Our derivative portfolio is recorded at fair value on our balance sheet on a net basis in Derivative assets, net (see Note I — Fair Value Measurements). We account for all of our interest rate swap and foreign currency swap agreements as cash flow hedges. We do not have any credit risk related contingent features and are not required to post collateral under any of our existing derivative contracts.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(Unaudited)
     Derivatives have notional amounts, which generally represent amounts used to calculate contractual cash flows to be exchanged under the contract. The following table presents notional and fair values of derivatives outstanding at the following dates:

	Asset Derivatives		Liability Derivatives
	Notional Value	Fair Value	Notional Value	Fair Value
		USD		USD
		(In thousands)
June 30, 2011:
Derivatives designated as hedging instruments:
Interest rate swap agreements (a)	$—	$—	$553,319	$(48,004)
Foreign exchange swap agreements	€1,000,000	254,200	—	—

Total derivatives designated as hedging instruments		$254,200		$(48,004)
Derivatives not designated as hedging instruments:
Interest rate cap agreements	$83,788	$708	$—	$—

Total derivatives		$254,908		$(48,004)

December 31, 2010:
Derivatives designated as hedging instruments:
Interest rate swap agreements (a)	$—	$—	$625,717	$(56,244)
Foreign exchange swap agreements	€1,000,000	114,431	—	—

Total derivatives designated as hedging instruments		$114,431		$(56,244)
Derivatives not designated as hedging instruments:
Interest rate cap agreements	$89,520	$1,963	$—	$—

Total derivatives		$116,394		$(56,244)

(a)	Converts floating interest rate debt into fixed rate debt.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(Unaudited)
     During the three and six months ended June 30, 2011 and 2010, we recorded the following in OCI related to derivative instruments:

	Gain (Loss)		Gain (Loss)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(Dollars in thousands)
Effective portion of change in fair market value of derivatives (a)(b)	$44,955	$(166,030)	$145,613	$(221,234)
Foreign exchange component of cross currency swaps (credited) charged to income	(32,100)	203,520	(116,200)	334,720
Amortization of balances of de-designated hedges and other adjustments	874	1,040	1,915	1,292
Income tax effect	(4,805)	(13,485)	(10,965)	(40,172)

Net changes in cash flow hedges, net of taxes	$8,924	$25,045	$20,363	$74,606

(a)	Includes $(255) and $(299) of combined CVA and MVA for the three and six month periods ended June 30, 2011, respectively, and $25,208 and $(62,620) of combined CVA and MVA for the three and six month periods ended June 30, 2010, respectively.

(b)	2010 includes losses of $(15,409) on a derivative contract that matured during the six months ended June 30, 2010, that was de-designated as a cash flow hedge and then subsequently re-designated during the life of the contract.
     The following table presents the effective portion of the unrealized gain (loss) on derivative positions recorded in OCI:

	Amount of Unrealized Gain or (Loss)
	Recorded in OCI on Derivatives
	(Effective Portion)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Derivatives Designated as Cash Flow Hedges		(Dollars in thousands)
Interest rate swap agreements	$(6,093)	$4,836	$(5,717)	$(4,582)
Foreign exchange swap agreements	34,778	(198,011)	117,494	(271,080)

Total (a)	$28,685	$(193,175)	$111,777	$(275,662)

(a)	Includes $(255) and $(299) of combined CVA and MVA for the three and six month periods ended June 30, 2011, respectively, and $25,208 and $(62,620) of combined CVA and MVA for the three and six month periods ended June 30, 2010, respectively.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(Unaudited)
     The following table presents amounts reclassified from AOCI into income when cash payments were made or received on our qualifying cash flow hedges:

	Amount of Gain or (Loss) Reclassified from
	AOCI Into Income
	(Effective Portion)
	Three Months Ended		Six Months Ended
Location of Gain or (Loss) Reclassified from AOCI	June 30,		June 30,
into Income (Effective Portion)	2011	2010	2011	2010
		(Dollars in thousands)
Interest rate swap agreements — interest expense	$(6,511)	$(8,128)	$(13,414)	$(16,915)
Foreign exchange swap agreements — interest expense	(9,759)	(19,017)	(20,422)	(37,289)
Foreign exchange swap agreements — lease revenue	—	—	—	(224)

Total	$(16,270)	$(27,145)	$(33,836)	$(54,428)

     We estimate that within the next twelve months, we will amortize into earnings approximately $73.3 million of the pre-tax balance in AOCI under cash flow hedge accounting in connection with our program to convert debt from floating to fixed interest rates.
     The following table presents the effect of derivatives recorded in the Condensed, Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010:

	Amount of Gain or (Loss) Recognized
	in Income on Derivatives
	(Ineffective Portion) (a)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(Dollars in thousands)
Derivatives Designated as Cash Flow Hedges:
Interest rate swap agreements	$(27)	$(32)	$(58)	$(91)
Foreign exchange swap agreements	(322)	(2,338)	1,008	(25,629)

Total	(349)	(2,370)	950	(25,720)

Derivatives Not Designated as a Hedge:
Interest rate cap agreements (b)	(245)	(1,373)	(1,126)	(2,428)

Reconciliation to Condensed, Consolidated Statements of Income:
Income effect of maturing derivative contracts	—	—	—	(15,409)
Reclassification of amounts de-designated as hedges recorded in AOCI	(874)	(1,040)	(1,915)	(1,292)

Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	$(1,468)	$(4,783)	$(2,091)	$(44,849)

(a)	All components of each derivative’s gain or loss were included in the assessment of effectiveness.

(b)	An additional $(77) and $(6) and $(131) and $(7) of amortization of premium paid to the derivative counterparty was recognized in Interest expense during the three and six months ended June 30, 2011 and 2010, respectively.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
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
     Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The following table presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, categorized using the fair value hierarchy described above.

	Level 1	Level 2	Level 3	Counterparty Netting (a)	Total
	(Dollars in thousands)
June 30, 2011:
Derivative assets	$—	$254,908	$—	$(48,004)	$206,904
Derivative liabilities	—	(48,004)	—	48,004	—

Total	$—	$206,904	$—	$—	$206,904

December 31, 2010:
Derivative assets	$—	$116,394	$—	$(56,244)	$60,150
Derivative liabilities	—	(56,244)	—	56,244	—

Total	$—	$60,150	$—	$—	$60,150

(a)	As permitted under GAAP, we have elected to offset derivative assets and derivative liabilities under our master netting agreement.
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
     We recognized impairment charges and fair value adjustments for the three and six months ended June 30, 2011 and 2010, as provided in Note E — Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed.
     The following table presents the effect on our condensed, consolidated financial statements as a result of the non-recurring impairment charges and fair value adjustments recorded to Flight equipment for the six months ended June 30, 2011:

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(Unaudited)

		Impairment
		Charges and			Depreciation	Carrying
	Book Value at	Fair Value			and Other	Value at June
	December 31, 2010	Adjustments	Reclassifications	Sales	Adjustments	30, 2011
			(Dollars in millions)
Flight equipment under operating lease	$331.2	$(150.6)	$75.6	$(53.0)	$(11.4)	$191.8
Flight equipment held for sale	262.2	3.5	(78.7)	(181.8)	—	5.2
Lease receivables and other assets	—	—	3.1	—	—	3.1

Total	$593.4	$(147.1)	$—	$(234.8)	$(11.4)	$200.1

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
     Derivatives: Fair values were based on the use of a valuation model that utilizes, among other things, current interest, foreign exchange and volatility rates, as applicable.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(Unaudited)
     The carrying amounts and fair values of our financial instruments at June 30, 2011 and December 31, 2010, are as follows:

	June 30, 2011			December 31, 2010
	Carrying Amount		Fair Value of	Carrying Amount of		Fair Value of
	of Asset (Liability)		Asset (Liability)	Asset (Liability)		Asset (Liability)
	(Dollars in thousands)
Cash, including restricted cash	$2,559,523	(a)	$2,559,523	$3,524,750	(a)	$3,524,750
Notes receivable	20,628		19,548	65,065		64,622
Debt financing (including subordinated debt and foreign currency adjustment)	(25,647,884)		(26,750,239)	(27,719,500)		(28,267,765)
Derivative assets	206,904		206,904	60,150		60,150

(a)	Includes restricted cash of $421.0 million (2011) and $457.1 million (2010).
K.	Security Deposits on Aircraft, Overhaul Rentals and Other Customer Deposits
     As of June 30, 2011 and 2010, Security deposits, Overhaul rentals and Other customer deposits were comprised of:

	June 30,
	2011	December 31, 2010
	(Dollars in thousands)
Security deposits paid by lessees	$901,832	$945,195
Overhaul rentals	607,419	555,423
Other customer deposits	172,889	120,166

Total	$1,682,140	$1,620,784

L.	Related Party Transactions
     Related Party Allocations and Fees: We are party to cost sharing agreements, including tax, with AIG. Generally, these agreements provide for the allocation of corporate costs based upon a proportional allocation of costs to all subsidiaries. We also pay other subsidiaries of AIG a fee related to management services provided for certain of our foreign subsidiaries and we earn management fees from two trusts consolidated by AIG for the management of aircraft we sold to the trusts in prior years. In March 2010, we paid AIG $85.0 million that was due and payable on a loan related to certain tax planning activities we had participated in during 2002 and 2003.
     Loans from AIG Funding: We borrowed $3.9 billion from AIG Funding, a subsidiary of AIG, in 2009 to assist in funding our liquidity needs. On August 20, 2010, we prepaid in full the principal balance of approximately $3.9 billion plus accrued interest.
     Derivatives and Insurance Premiums: The counterparty of all of our interest rate swap and foreign currency swap agreements as of June 30, 2011 was AIG Markets, Inc., a wholly-owned subsidiary of AIG. See

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(Unaudited)
Note I — Fair Value Measurements and Note H — Derivative Activities. In addition, we purchase insurance through a broker who may place part of our policies with AIG. Total insurance premiums were $3.7 million and $3.5 million for the six months ended June 30, 2011 and 2010, respectively.
     Our financial statements include the following amounts involving related parties:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Income Statement	(Dollars in thousands)
Expense (income):
Interest expense on loans from AIG Funding	$—	$62,035	—	$122,545
Effect from derivatives on contracts with AIGFP novated to AIG Markets, Inc.	(1,223)	(3,410)	(965)	(42,421)
Interest on derivative contracts with AIGFP novated to AIG Markets, Inc.	16,270	27,145	33,836	54,204
Lease revenue related to hedging of lease receipts with AIGFP	—	—	—	224
Allocation of corporate costs from AIG	(10,246)	1,617	(4,140)	5,877
Management fees received	(2,305)	(2,387)	(4,545)	(4,685)
Management fees paid	24	114	52	354

		December 31,
Balance Sheet	June 30, 2011	2010
	(Dollars in thousands)
Asset (liability):
Derivative assets, net	$206,196	$58,187
Income taxes payable to AIG (a)	(142,442)	(108,784)
Accrued corporate costs payable to AIG	(21,954)	(20,753)

(a)	We paid approximately $26 million to AIG during the six months ended June 30, 2011.
M.	Commitments and Contingencies
     Guarantees
•	Asset Value Guarantees: We have guaranteed a portion of the residual value of 20 aircraft to financial institutions and other unrelated third parties for a fee. These guarantees expire at various dates through 2023 and generally obligate us to pay the shortfall between the fair market value and the guaranteed value of the aircraft and provide us with an option to purchase the aircraft for the guaranteed value. At June 30, 2011, the maximum aggregate potential commitment that we were obligated to pay under such guarantees, without any offset for the projected value of the aircraft, was approximately $470 million.

•	Aircraft Loan Guarantees: We guarantee two loans collateralized by aircraft to financial institutions. The guarantees expire in 2014, when the loans mature, and obligate us to pay an amount

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(Unaudited)
up to the guaranteed value upon the default of the borrower, which may be offset by a portion of the underlying value of the aircraft collateral. At June 30, 2011, the guaranteed value, without any offset for the projected value of the aircraft, was approximately $20 million.
     Management regularly reviews the underlying values of the aircraft collateral to determine our exposure under these guarantees. The next strike date for asset value guarantees is in the fourth quarter of 2011. If called upon to perform under these contracts, our maximum exposure is approximately $9 million. We do not currently anticipate that we will be required to perform under any of the guarantees based upon the underlying values of the aircraft collateralized.
     Legal Contingencies
•	Flash Airlines, Yemen Airways-Yemenia and Airblue Limited: We are named in lawsuits in connection with the 2004 crash of our Boeing 737-300 aircraft on lease to Flash Airlines, an Egyptian carrier; the 2009 crash of our Airbus A310-300 aircraft on lease to Yemen Airways-Yemenia, a Yemeni carrier; and the 2010 crash of our Airbus A320-200 aircraft on lease to Airblue Limited, a Pakistani carrier. These lawsuits were filed by the families of victims on the flights and seek unspecified damages for wrongful death, costs, and fees. The Flash Airlines litigation originally commenced in May 2004 in California, but all U.S. proceedings were dismissed in favor of proceedings in France where claims are pending before the Tribunal de Grande Instance civil courts in Bobigny and Paris. As of August 5, 2011, the parties are engaged in settlement negotiations. We believe that we have substantial defenses to this action and available liability insurance is adequate to cover our defense costs and any potential liability. The Yemen Airways litigation and the Airblue Limited litigation were filed in January 2011 and March 2011, respectively, in California Superior Court in Los Angeles County. We have been served with the complaints, and each litigation is in its incipient stage. While the plaintiffs have not specified any amount of damages, we believe that we are adequately covered by available liability insurance for both lawsuits and that we have substantial defenses to these actions. We do not believe that the outcome of any of these lawsuits will have a material effect on our consolidated financial condition, results of operations or cash flows.
     We are also a party to various claims and litigation matters arising in the ordinary course of our business. We do not believe the outcome of any of these matters will be material to our consolidated financial position, results of operations or cash flows.
N.	Variable Interest Entities
     Our leasing and financing activities require us to use many forms of entities to achieve our business objectives and we have participated to varying degrees in the design and formation of these entities. Our involvement in VIEs varies and includes being a passive investor in the VIE with involvement from other parties, managing and structuring all activities of the VIE, and being the sole shareholder of the VIE. See Note G — Debt Financings for more information on entities created for the purpose of obtaining financing.
     Investment Activities
     We have variable interests in ten entities to which we previously sold aircraft. The interests include debt financings, preferential equity interests and, in some cases, providing guarantees to banks which had provided the secured senior financings to the entities. Each entity owns one aircraft. The individual financing agreements are cross-collateralized by the aircraft. Because we do not control the activities which significantly impact the economic performance of the entities, we do not consolidate the entities into our condensed, consolidated financial statements. We have a credit facility with these entities to provide financing up to approximately $13.5 million, of which approximately $7.6 million was borrowed at June 30, 2011. The

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(Unaudited)
maximum exposure to loss for these entities is approximately $19 million, which is the combined net carrying value of this investment and maximum borrowings available under the credit facility at June 30, 2011.
     Non-Recourse Financing Structures
     We continue to consolidate one entity in which ILFC has a variable interest that was established to obtain secured financing for the purchase of an aircraft. ILFC provided $39.0 million of subordinated financing to the entity and the entity borrowed $106.0 million from third parties, $82.0 million of which is non-recourse to ILFC. The entity owns one aircraft with a net book value of $134.7 million at June 30, 2011. We have determined that we are the primary beneficiary of this entity because we control and manage all aspects of this entity, including directing the activities that most significantly affect the entity’s economic performance, and we absorb the majority of the risks and rewards of this entity.
     We also consolidate a wholly-owned subsidiary we created for the purpose of obtaining secured financing for an aircraft. The entity meets the definition of a VIE because it does not have sufficient equity to operate without ILFC’s subordinated financial support in the form of intercompany notes, which serve as equity even though they are legally debt instruments. This entity borrowed $55.4 million from a third party. The loan is non-recourse to ILFC and is secured by the aircraft and the lease receivables. The entity owns one aircraft with a net book value of $89.8 million at June 30, 2011. We have determined that we are the primary beneficiary of this entity because we control and manage all aspects of this entity, including directing the activities that most significantly affect the entity’s economic performance, and we absorb the majority of the risks and rewards of this entity.
     Wholly-Owned ECA Financing Vehicles
     We have created certain wholly-owned subsidiaries for the purpose of purchasing aircraft and obtaining financing secured by such aircraft. The secured debt is guaranteed by the European ECAs. The entities meet the definition of a VIE because they do not have sufficient equity to operate without ILFC’s subordinated financial support in the form of intercompany notes, which serve as equity even though they are legally debt instruments. We control and manage all aspects of these entities, including directing the activities that most significantly affect the entity’s economic performance, we absorb the majority of the risks and rewards of these entities and we guarantee the activities of these entities. These entities are therefore consolidated into our condensed, consolidated financial statements.
     Other Secured Financings
     We have created a number of wholly-owned subsidiaries for the purpose of obtaining secured financings. The entities meet the definition of a VIE because they do not have sufficient equity to operate without ILFC’s subordinated financial support in the form of intercompany notes, which serve as equity even though they are legally debt instruments. One of the entities borrowed $550 million from third parties and a portfolio of 37 aircraft will be transferred from ILFC to the subsidiaries of the entity to secure the loan. We control and manage all aspects of these entities, including directing the activities that most significantly affect the entity’s economic performance, we absorb the majority of the risks and rewards of these entities and we guarantee the activities of these entities. These entities are therefore consolidated into our condensed, consolidated financial statements. See Note G — Debt Financings for more information on these financings.
     Wholly-Owned Leasing Entities
     We have created wholly-owned subsidiaries for the purpose of facilitating aircraft leases with airlines. The entities meet the definition of a VIE because they do not have sufficient equity to operate without ILFC’s subordinated financial support in the form of intercompany loans, which serve as equity even though they are legally debt instruments. We control and manage all aspects of these entities, including directing the activities that most significantly affect the entity’s economic performance, we absorb the majority of the risks and

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(Unaudited)
rewards of these entities and we guarantee the activities of these entities. These entities are therefore consolidated into our condensed, consolidated financial statements.
O.	Other Expenses
     Three Months Ended June 30, 2011 and 2010
     For the three month periods ended June 30, 2011 and 2010, Other expenses consist primarily of lease charges related to aircraft reclassified to or from Flight equipment held for sale.
Six Months Ended June 30, 2011 and 2010
     For the six months ended June 30, 2011, we recognized a $20 million expense related to the cancellation of an aircraft engine order. We eliminated the economic effect of the $20 million expense by negotiating with our manufacturer vendors to recover these costs. The recovery will be in two payments. One of these payments is related to a 2007 agreement with one manufacturer for us to extend our evaluation period of aircraft under order until at least 2010. This payment is contingent upon our cancelling of the aircraft order and is not contingent on placing any new order with the manufacturer. As a result of the cancellation of such aircraft order in March 2011, we recorded the related payment receivable of $10 million in Interest and other in the Condensed, Consolidated Statement of Income for the six months ended June 30, 2011. The second payment of $10 million is related to an agreement with another manufacturer, which among other contractual terms, includes a provision to reimburse us for the remaining costs associated with the March 2011 order cancellation. The reimbursement payment will be recognized as a reduction of the cost basis of future aircraft deliveries, as we determined the payment to be connected with the purchase of such aircraft. In addition to this charge, for the six months ended June 30, 2011, Other expenses include $12.2 million resulting from the write down of two notes receivable, partially offset by approximately $2.5 million aggregate lease related income, net of lease charges.
     For the six months ended June 30, 2010, Other expenses consist of lease related costs we expensed as a result of agreements with third parties to sell aircraft subject to operating leases.
P.	Subsequent Event
     On August 2, 2011, we entered into a stock purchase agreement with AerCap, Inc. (“AerCap”) and AerCap Holdings N.V. to acquire all of the issued and outstanding shares of capital stock of AeroTurbine, Inc., a wholly-owned direct subsidiary of AerCap (“AeroTurbine”), for an aggregate cash purchase price of $228 million. In connection with the acquisition, we have also agreed to guarantee AeroTurbine’s $425 million secured revolving credit facility. There was approximately $298.6 million outstanding under this facility as of July 31, 2011.
     The closing of this acquisition is currently expected to occur during 2011 and is subject to the satisfaction of several customary closing conditions, including applicable antitrust approvals.

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
Operating Results
     We reported a decrease in net income of approximately $38.1 million for the three months ended June 30, 2011, as compared to the same period in 2010, primarily due to a loss on extinguishment of debt related to the tender offers we completed in June 2011, which was partially offset by lower aircraft impairment charges. For the six months ended June 30, 2011, net income increased by $98.6 million as compared to the same period in 2010, primarily due to lower aircraft impairment and lease related charges and lower depreciation expense, offset by higher interest expense and loss on extinguishment of debt.
Our Fleet
     During the six months ended June 30, 2011, we had the following activity related to Flight equipment under operating leases:

Number of
Aircraft
Flight equipment under operating leases at December 31, 2010	933
Aircraft purchases	4
Aircraft sold from Flight equipment under operating leases	(5)
Aircraft designated for part-out	(1)
Aircraft transferred from Flight equipment held for use to Flight equipment held for sale	(1)
Aircraft transferred from Flight equipment held for sale to Flight equipment held for use	3

Flight equipment under operating leases at June 30, 2011	933

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     As of June 30, 2011, we owned 933 aircraft in our leased fleet, had four additional aircraft in the fleet classified as finance and sales-type leases, and provided fleet management services for 90 aircraft. The weighted average age of our fleet was 7.6 years at June 30, 2011. During 2011, we have contracted to purchase 80 A320neos and 20 A321neos from Airbus, canceled our previous A380 purchase commitments, and contracted to purchase 33 737-800 aircraft from Boeing. These orders bring our total future orders of new aircraft to 236, for delivery through 2019 with an aggregate estimated purchase price of $17.6 billion. Two of these aircraft are scheduled to deliver during the remainder of 2011. We also have the rights to purchase an additional 50 A320neo Family aircraft. Currently we are considering purchasing new aircraft from airlines and leasing them back to the airlines and intend to complete at least one such transaction in 2011. We anticipate financing future aircraft purchases in part by operating cash flows and in part by incurring additional debt.
     During the three and six months ended June 30, 2011 and 2010, we recorded the following aircraft impairment charges and fair value adjustments:

	Three Months Ended					Six Months Ended
	June 30, 2011		June 30, 2010			June 30, 2011		June 30, 2010
	Aircraft	Impairment	Aircraft		Impairment	Aircraft	Impairment	Aircraft	Impairment
	Impaired	Charges and	Impaired		Charges and	Impaired	Charges and	Impaired	Charges and
	or	Fair Value	or		Fair Value	or	Fair Value	or	Fair Value
	Adjusted	Adjustments	Adjusted		Adjustments	Adjusted	Adjustments	Adjusted	Adjustments
	(Dollars in millions)
Loss/(Gain)
Impairment charges and fair value adjustments on aircraft likely to be sold or sold	5	$41.1	—	(b)	$0.5	14	$148.1	2	$32.7
Fair value adjustments on held for sale aircraft sold or transferred from held for sale back to flight equipment under operating leases (a)	2	2.7	6		40.1	10	(3.5)	56	361.3
Impairment charges on aircraft designated for part-out	—	—	1		12.4	1	2.5	1	12.4

Total Impairment charges and fair value adjustments on flight equipment	7	$43.8	7		$53.0	25	$147.1	59	$406.4

(a)	Included in these amounts are net fair value credit adjustments related to aircraft previously held for sale, but which no longer met such criteria and were subsequently reclassified to Flight equipment under operating leases. Also included in these amounts are fair value credit adjustments related to sales price adjustments related to aircraft that were previously held for sale and sold during periods presented.

(b)	Amounts relate to two aircraft that were previously impaired, but additional fair value adjustments were recorded in the current period.
     We continue to manage our fleet by ordering new aircraft with high customer demand and through potential sales or part-outs of our older aircraft which cannot be economically leased to follow on customers. Any sale of aircraft may result in an accounting loss because the market for used aircraft is depressed due to the introduction of new and more fuel efficient aircraft models, the economic downturn, and limited availability of buyer financing. As new and more fuel efficient aircraft enter the marketplace and negatively affect the demand for older aircraft, lease rates on older aircraft may deteriorate and we may incur additional impairment charges on older aircraft remaining

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
in our fleet. The potential for impairment or fair value adjustments could be material to our results of operations for an individual period.
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
     New Financing Arrangements: During the three months ended June 30, 2011, we continued to improve our liquidity position by issuing $2.25 billion of unsecured notes with maturity dates in 2016 and 2019 under our shelf registration statement. We used a portion of these proceeds to complete cash tender offers for notes with original maturity dates through 2013 and an aggregate principal amount of approximately $1.7 billion, as further discussed below under Liquidity.
Cost of Borrowing
     While our cost of borrowing is increasing as we refinance our existing debt with new financing arrangements, reflecting relatively higher interest rates caused by our current long-term debt ratings, our margins are improving due to our deleveraging. Our average composite interest rate and our average debt outstanding were as follows for the following periods:

	Three Months Ended
	June 30,	December 31,	June 30,
	2011	2010	2010
	(Dollars in thousands)
Average Composite Interest Rate	5.90%	5.42%	4.88%
Average Debt Outstanding	$25,782	$28,822	$31,986
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
     The Middle East and Northern Africa have recently experienced political unrest. We have 63 aircraft on lease in the region. The unrest has had no significant impact on our operating results to date and we continue to closely monitor the region.
     During the six months ended June 30, 2011, fuel prices increased dramatically, which may put downward pressure on demand and lease rates for used aircraft. Although we currently still see robust demand for our new aircraft, we believe airline profitability and aircraft lease rates on older aircraft will remain vulnerable to increasing fuel costs and other political and economic disruptions through the remainder of 2011.
     One of our customers, P.T. Mandala Airlines (“Mandala”), that operated two of our owned aircraft, ceased operations on January 13, 2011. At June 30, 2011, we had leased both aircraft to other airlines. In total, we had two aircraft in our fleet that were not subject to a signed lease agreement or a signed letter of intent at June 30, 2011.

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
     Management monitors all lessees that are behind in lease payments, and discusses relevant operational and financial issues facing the lessees with our marketing executives, in order to determine the amount of rental income to recognize for the past due amounts. Lease payments are due in advance and we generally recognize rental income only to the extent we have received payments or hold security deposits. At June 30, 2011, 13 customers operating 42 aircraft were two or more months past due on $24.2 million of lease payments relating to some of those aircraft. Of this amount, we recognized $22.4 million in rental income through June 30, 2011. In comparison, at June 30, 2010, 14 customers operating 51 aircraft were two or more months past due on $19.9 million of lease payments relating to some of those aircraft, $14.7 million of which we recognized in rental income through June 30, 2010.
     Management also reviews all outstanding notes that are in arrears to determine whether we should reserve for, or write off any portion of, the notes receivable. In this process, management evaluates the collectability of each note and the value of the underlying collateral, if any, by discussing relevant operational and financial issues facing the lessees with our marketing executives. As of June 30, 2011, amounts in arrears were immaterial.
     Despite industry cyclicality, the adverse demand shocks from recent political unrest and natural disasters and potential financial stress caused by the increase in fuel prices, we are optimistic about the long-term future of air transportation and, more specifically, the growing role that the leasing industry, and ILFC specifically, provides in the fleet transactions necessary to facilitate the growth of commercial air transport. At June 30, 2011, we had signed leases for all of our new aircraft deliveries through 2012. Furthermore, we have contracted with Airbus and Boeing to purchase new fuel efficient aircraft with delivery dates through 2019. For these reasons, we believe we are well positioned to manage the current cycle and for the long-term future.
Agreement to Acquire AeroTurbine
     On August 2, 2011, we entered into a stock purchase agreement with AerCap, Inc. (“AerCap”) and AerCap Holdings N.V. to acquire all of the issued and outstanding shares of capital stock of AeroTurbine, Inc., a wholly-owned direct subsidiary of AerCap (“AeroTurbine”), for an aggregate cash purchase price of $228 million. In connection with the acquisition, we have also agreed to guarantee AeroTurbine’s $425 million secured revolving credit facility. There was approximately $298.6 million outstanding under this facility as of July 31, 2011. The acquisition of AeroTurbine is expected to create synergies to maximize the value in the remaining life and ultimate disposition of aircraft and provide a tool to optimize future aircraft portfolio and operational strategies.
     The closing of this acquisition is currently expected to occur during 2011 and is subject to the satisfaction of several customary closing conditions, including applicable antitrust approvals.
Liquidity
     During 2011, our liquidity management strategy is to better align our future debt maturities more closely with future operating cash flows. Consistent with this strategy, we used approximately $1.75 billion of the approximately $2.2 billion net proceeds generated from the issuance of $2.25 billion of unsecured notes with maturity dates in 2016 and 2019 to purchase existing notes maturing in 2012 and 2013 with an aggregate principal amount of approximately $1.67 billion through tender offers we completed on June 17, 2011.
     During the six months ended June 30, 2011, we entered into a new three-year $2.0 billion unsecured revolving credit facility and, through a non-restricted subsidiary, we entered into a secured term loan agreement for approximately $1.3 billion, which was subsequently increased to approximately $1.5 billion of lender commitments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
The $1.5 billion becomes available to us as we transfer aircraft into certain non-restricted subsidiaries. The obligations of the subsidiary borrower under the secured term loan agreement are guaranteed on an unsecured basis by ILFC and on a secured basis by the subsidiaries holding the aircraft, as described in greater detail under “Debt Financings — Other Secured Financing Arrangements.” At August 5, 2011, we had not drawn on our unsecured revolving credit agreement and funds aggregating $696 million had been advanced to the subsidiary borrower under the secured term loan. In addition, we issued $2.25 billion aggregate principal amount of notes due in 2016 and 2019 under our shelf registration statement.
     We generated cash flows from operations of approximately $1.2 billion for the six months ended June 30, 2011. During the six months ended June 30, 2011, we repaid approximately $2.8 billion of maturing debt and repaid an additional $200 million under our credit facility dated as of October 13, 2006, with current maturity dates in October 2011 and 2012. We had approximately $2.1 billion in cash and cash equivalents that remained available for use in our operations at June 30, 2011. We also had approximately $421 million of cash restricted from use in our operations at June 30, 2011, $24 million of which will become available to us as we fulfill certain collateral requirements, as described elsewhere herein.
     Any new issuance of debt by us or our subsidiaries will be subject to the consent of the Department of the Treasury if, after giving effect to the incurrence of the debt and use of proceeds therefrom, we increase our net indebtedness by more than $1 billion compared to the same date in the previous year, or compared to December 8, 2010, if the measurement is made before December 8, 2011. We cannot predict whether the Department of the Treasury will consent to us incurring debt in excess of this amount. Our bank credit facilities and indentures also limit our ability to incur secured indebtedness. The most restrictive covenant in our bank credit facilities permits us and our subsidiaries to incur secured indebtedness totaling up to 30% of our consolidated net tangible assets, as defined in the credit agreement, minus $2.0 billion, which limit currently totals approximately $10.0 billion. As of August 5, 2011, we were able to incur an additional $4.1 billion of secured indebtedness under this covenant. Our debt indentures also restrict us and our subsidiaries from incurring secured indebtedness in excess of up to 12.5% of our consolidated net tangible assets, as defined in the indentures. However, we may obtain secured financing without regard to the 12.5% consolidated net tangible asset limit under our indentures by doing so through subsidiaries that qualify as non-restricted under such indentures.
     In addition to addressing our liquidity needs through debt financings, we may also pursue potential aircraft sales in connection with our ongoing fleet strategy. During the six months ended June 30, 2011, we sold 11 aircraft for approximately $235 million in gross proceeds. In evaluating potential sales, we balance the need for funds with the long-term value of holding aircraft and our long-term prospects. Furthermore, we would need approval from the Department of the Treasury if we entered into sales transactions with aggregate consideration exceeding $2.5 billion during any twelve month period. We cannot predict whether the Department of the Treasury would consent to any future aircraft sales if their consent were required.
     We believe the sources of liquidity mentioned above, together with our cash generated from operations, will be sufficient to operate our business and repay our debt maturities for at least the next twelve months.
Our Relationship with AIG
Potential Change in Ownership
     AIG is considering strategic alternatives for ILFC, which may include a potential sale, spinoff or initial public offering. If AIG sells more than 49% of our common stock without certain lenders’ consent, it would be an event of default under our credit agreement maturing in October 2011 and 2012 and would allow our lenders to declare such debt immediately due and payable. Accordingly, any plans to sell us by AIG prior to October 2012 would require consideration of this credit arrangement, under which $1.3 billion was outstanding at August 5, 2011. In addition, an event of default or declaration of acceleration under this credit agreement could also result in an event of default or declaration of acceleration under our other debt agreements, including the indentures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
AIG Loans from the FRBNY and Department of the Treasury
     In September 2008, liquidity issues resulted in AIG seeking and receiving governmental support through the FRBNY Credit Agreement and TARP funding from the Department of the Treasury, as more fully described in AIG’s Annual Report on Form 10-K for the year ended December 31, 2010. On January 14, 2011, AIG was recapitalized and the FRBNY Credit Agreement was repaid and terminated through a series of transactions, including the Master Transaction Agreement discussed below, that resulted in the Department of the Treasury becoming AIG’s majority shareholder with ownership of approximately 92% of AIG’s outstanding common stock. In May 2011, the Department of the Treasury sold a portion of AIG’s common stock in a public offering and the Department of the Treasury currently owns approximately 77% of AIG’s outstanding common stock following such sale. AIG understands that, subject to market conditions, the Department of the Treasury intends to dispose of its ownership interest in AIG over time.
AIG Recapitalization and the Master Transaction Agreement
     On January 14, 2011, pursuant to the Master Transaction Agreement, AIG completed a series of integrated transactions to recapitalize AIG with the Department of the Treasury, the FRBNY and the AIG Credit Facility Trust, including the repayment of all amounts owed under the FRBNY Credit Facility. The recapitalization transactions are more fully described in ILFC’s and AIG’s Annual Reports on Form 10-K for the year ended December 31, 2010.
     Designated Entity Consent Rights: Pursuant to the Master Transaction Agreement, until certain amounts are repaid to the Department of the Treasury, ILFC will be required to get the Department of the Treasury’s consent in order to take specified significant actions, which include (i) amending or waiving any provisions of our articles of incorporation, bylaws, or similar organizational document in a manner that would adversely affect, in any material respect, the rights of our equity interests; (ii) authorizing or issuing any equity interests, unless to AIG or a wholly-owned subsidiary of AIG; (iii) selling or disposing of assets for total consideration greater than or equal to $2.5 billion in any twelve-month period; (iv) acquiring assets after December 8, 2010, other than pursuant to existing purchase commitments at such date, with aggregate scheduled payments under the purchase contracts for such assets greater than or equal to $2.5 billion in any twelve-month period; (v) engaging in any public offering or other sale or transfer of our equity interests; (vi) voluntarily liquidating, filing for bankruptcy, or taking any other legal action evidencing insolvency; and (vii) increasing our net indebtedness by more than $1 billion compared to the same date in the previous year, or compared to December 8, 2010, if the measurement is made before December 8, 2011.
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
     We believe the following critical accounting policies could have a significant impact on our results of operations, financial position and financial statement disclosures, and may require subjective and complex estimates and judgments. For a detailed discussion on the application of these accounting policies, see Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010, and Note I of Notes to Condensed, Consolidated Financial Statements for fair value of flight equipment.
•	Overhaul Rentals

•	Flight Equipment

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
•	Recoverability Assessment: In monitoring the aircraft in our fleet for impairment charges, we consider facts and circumstances, including potential sales, that would require us to modify our assumptions used in our recoverability assessments and prepare revised recoverability assessments as necessary.

•	Recurring Recoverability Assessment: We identify those aircraft that are most susceptible to failing the recoverability assessment and monitor those aircraft more closely, which may result in more frequent recoverability assessments. The recoverability of these aircraft is sensitive to changes in contractual cash flows, future cash flow estimates and residual values. These are typically older aircraft that are less in demand and have lower lease rates. As of June 30, 2011, we had identified 44 aircraft as being susceptible to failing the recoverability test. These aircraft had a net book value of approximately $2.0 billion at June 30, 2011. All of these aircraft passed the recoverability assessment with aggregate undiscounted cash flows exceeding the carrying value of aircraft between 0.1% and 102.7%, which represents a 16.2% excess above the net carrying value of those aircraft. Management believes that the carrying values of these aircraft are supported by the estimated future undiscounted cash flows expected to be generated by each aircraft.

•	Recoverability Assessment — Potential Sales: We recorded the following impairment charges and fair value adjustments for the six months ended June 30, 2011: (i) $148.1 million on certain aircraft held for use as a result of recoverability analysis performed on aircraft likely to be sold in future periods, and five aircraft sold during the period; (ii) $5.9 million on certain aircraft being either sold from Flight equipment held for sale, or certain aircraft transferred between Flight equipment held for sale and Flight equipment held for use; and (iii) $2.5 million related to one aircraft that was parted-out. These impairment charges and fair value adjustments were offset by (i) $3.3 million of net aggregate fair value credit adjustments recorded related to two other aircraft previously held for sale that were reclassified as held for use during the six months ended June 30, 2011 and (ii) $6.1 million aggregate fair value credit adjustments related to five aircraft previously held for sale and sold during the period. See Note E of Notes to Condensed, Consolidated Financial Statements.

•	Flight Equipment Held for Sale

•	Depreciable Lives and Residual Values

•	Derivative Financial Instruments

•	Fair Value Measurements

•	Lease Revenue

•	Income Taxes
Debt Financings
     We generally fund our operations, including aircraft purchases, through available cash balances, internally generated funds, including aircraft sales, and debt financings. We borrow funds to purchase new and used flight equipment, make progress payments during aircraft construction and pay off maturing debt obligations. These funds are borrowed on both a secured and unsecured basis from various sources. During the six months ended June 30, 2011, we (i) issued $2.25 billion of unsecured notes under our shelf registration statement; (ii) entered into a new three-year $2.0 billion unsecured revolving credit facility; and (iii) entered into a secured term loan agreement with commitments of approximately $1.3 billion, which commitments were subsequently increased to approximately $1.5

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
billion, as further discussed below under Unsecured Bank Debt and Other Secured Financing Arrangements. At August 5, 2011, we had not drawn on the revolving credit facility and funds aggregating $696 million had been advanced to the subsidiary borrower under the secured term loan agreement.
     Our debt financing was comprised of the following at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)
Secured
Senior secured bonds	$3,900,000	$3,900,000
ECA financings	2,549,627	2,777,285
Bank debt (a)	1,601,973	1,601,658
Other secured financings	1,300,000	1,300,000
Less: Deferred debt discount	(19,901)	(22,309)

	9,331,699	9,556,634

Unsecured
Bonds and Medium-Term Notes	14,870,562	16,810,843
Bank debt	207,000	234,600
Less: Deferred debt discount	(42,977)	(47,977)

	15,034,585	16,997,466

Total Senior Debt Financings	24,366,284	26,554,100
Subordinated Debt	1,000,000	1,000,000

	$25,366,284	$27,554,100

Selected interest rates and ratios which include the economic effect of derivative instruments:
Composite interest rate	5.99%	5.66%
Percentage of total debt at fixed rates	78.08%	79.30%
Composite interest rate on fixed rate debt	6.08%	6.38%
Bank prime rate	3.25%	3.25%

(a)	Of this amount, $105.4 million (2011) and $113.7 million (2010) is non-recourse to ILFC. These secured financings were incurred by VIEs and consolidated into our condensed, consolidated financial statements.
     The above amounts represent the anticipated settlement of our outstanding debt obligations as of June 30, 2011 and December 31, 2010. Certain adjustments required to present currently outstanding hedged debt obligations have been recorded and presented separately on our Condensed, Consolidated Balance Sheets, including adjustments related to foreign currency hedging and interest rate hedging activities.
     For some of our secured debt financings, we created direct and indirect wholly-owned subsidiaries for the purpose of purchasing and holding title to aircraft, and we then pledged the equity of those subsidiaries as collateral. These subsidiaries have been designated as non-restricted subsidiaries under our indentures and meet the definition of a VIE. We have determined that we are the primary beneficiary of such VIEs and, accordingly, we consolidate such entities into our condensed, consolidated financial statements. See Note N of Notes to Condensed, Consolidated Financial Statements for more information on VIEs.
     At June 30, 2011, approximately $21 billion of our flight equipment was pledged as collateral for the $9.3 billion of secured debt outstanding.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     Our debt agreements contain various affirmative and restrictive covenants, as described in greater detail below. As of June 30, 2011, we were in compliance with the covenants in our debt agreements.
Senior Secured Bonds
     On August 20, 2010, we issued $3.9 billion of senior secured notes, with $1.35 billion maturing in September 2014 and bearing interest of 6.5%, $1.275 billion maturing in September 2016 and bearing interest of 6.75%, and $1.275 billion maturing in September 2018 and bearing interest of 7.125%. The notes are secured by a designated pool of aircraft, initially consisting of 174 aircraft and their related leases. In addition, two of ILFC’s subsidiaries, which either own or hold leases of aircraft included in the pool securing the notes, have guaranteed the notes. We can redeem the notes at any time prior to their maturity, provided we give notification between 30 to 60 days prior to the intended redemption date and subject to a penalty of the greater of 1% of the outstanding principal amount and a “make-whole” premium. There is no sinking fund for the notes.
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
Export Credit Facilities
     We entered into ECA facility agreements in 1999 and 2004 through certain direct and indirect wholly-owned subsidiaries that have been designated as non-restricted subsidiaries under our indentures. The 1999 and 2004 ECA facilities were used to fund purchases of Airbus aircraft through 2001 and June 2010, respectively. New financings are no longer available to us under either ECA facility and we had no loans outstanding under the 1999 ECA facility as of June 30, 2011. The loans made under the ECA facilities were used to fund a portion of each aircraft’s net purchase price. The loans are guaranteed by various European ECAs. We have collateralized the debt with pledges of the shares of wholly-owned subsidiaries that hold title to the aircraft financed under the facilities.
     In January 1999, we entered into the 1999 ECA facility and used amounts borrowed under this facility to finance purchases of 62 Airbus aircraft through 2001. At June 30, 2011, all loans under the facility had been paid in full. The facility is, however, party to a cross-collateralization agreement relating to the 2004 ECA facility, as further discussed below. The net book value of the aircraft used as collateral under this facility was $1.5 billion at June 30, 2011.
     In May 2004, we entered into the 2004 ECA facility, which was amended in May 2009 to allow us to borrow up to $4.6 billion for the purchase of Airbus aircraft delivered through June 30, 2010. We used $4.3 billion of the available amount to finance purchases of 76 aircraft. Each aircraft purchased was financed by a ten-year fully amortizing loan. As of June 30, 2011, approximately $2.5 billion was outstanding under this facility. The interest rates on the loans outstanding under the facility are either fixed or based on LIBOR and ranged from 0.37% to 4.71% at June 30, 2011. The net book value of the aircraft purchased under this facility was $4.4 billion at June 30, 2011.
     Because of our current long-term debt ratings, the 2004 ECA facility requires us to segregate security deposits, overhaul rentals and rental payments received for aircraft with loan balances outstanding under the 2004 ECA facility (segregated rental payments are used to make scheduled principal and interest payments on the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     outstanding debt under the 2004 ECA facility). The segregated funds are deposited into separate accounts pledged to and controlled by the security trustee of the facility. In addition, we must register the existing individual mortgages on certain aircraft funded under both the 1999 and 2004 ECA facilities in the local jurisdictions in which the respective aircraft are registered (mortgages are only required to be filed on aircraft with loan balances outstanding or otherwise as agreed in connection with the cross-collateralization agreement as described below). At June 30, 2011, we had segregated security deposits, overhaul rentals and rental payments aggregating approximately $397 million related to aircraft funded under the 2004 ECA facility. The segregated amounts will fluctuate with changes in security deposits, overhaul rentals, rental payments and debt maturities related to the aircraft funded under the 2004 ECA facility.
     During the first quarter of 2010, we entered into agreements to cross-collateralize the 1999 ECA facility with the 2004 ECA facility. As part of such cross-collateralization we (i) guaranteed the obligations under the 2004 ECA facility through our subsidiary established to finance Airbus aircraft under our 1999 ECA facility; (ii) agreed to grant mortgages over certain aircraft financed under the 1999 ECA facility and security interests over other collateral related to the aircraft financed under the 1999 ECA facility to secure the guaranty obligation; (iii) accepted a loan-to-value ratio (aggregating the loans and aircraft from the 1999 ECA facility and the 2004 ECA facility) of no more than 50%, in order to release liens (including the liens incurred under the cross-collateralization agreement) on any aircraft financed under the 1999 or 2004 ECA facilities or other assets related to the aircraft; and (iv) agreed to allow proceeds generated from certain disposals of aircraft to be applied to obligations under the 2004 ECA facility. As of June 30, 2011, there were no outstanding obligations under the 1999 ECA facility.
     We also agreed to additional restrictive covenants relating to the 2004 ECA facility, restricting us from (i) paying dividends on our capital stock with the proceeds of asset sales and (ii) selling or transferring aircraft with an aggregate net book value exceeding a certain disposition amount, which is currently approximately $10.3 billion. The disposition amount will be reduced by approximately $91.4 million at the end of each calendar quarter during the effective period. The covenants are in effect from the date of the agreement until December 31, 2012. A breach of these restrictive covenants would result in a termination event for the ten loans funded subsequent to the date of the agreement and would make those loans, which aggregated $285.2 million at June 30, 2011, due in full at the time of such a termination event.
     In addition, if a termination event resulting in an acceleration of the obligations under the 2004 ECA facility were to occur, pursuant to the cross-collateralization agreement, we would have to segregate lease payments, overhaul rentals and security deposits received after such acceleration event occurred relating to all the aircraft funded under the 1999 ECA facility, even though those aircraft are no longer subject to a loan at June 30, 2011.
Secured Bank Debt
     We have a credit facility, dated October 13, 2006, as amended, under which the original maximum amount available was $2.5 billion. We repaid aggregate principal amounts of loans outstanding under this facility of $800 million and $200 million in the fourth quarter of 2010 and in June 2011, respectively. The amended facility prohibits us from re-borrowing amounts repaid under this facility. Therefore, the current size of the facility is $1.5 billion. As of June 30, 2011, we had secured loans of $1.29 billion outstanding under the facility, all of which will mature in October 2012. The interest on $1.25 billion of the secured loans is based on LIBOR plus a margin of 2.15%, plus facility fees of 0.2% on the outstanding principal balance and the remaining $43.0 million had an interest rate of 4.75% at June 30, 2011. The remaining $207 million outstanding under the facility consists of unsecured loans that will mature on their originally scheduled maturity date of October 13, 2011, with a LIBOR based interest rate plus a margin of 0.65% plus facility fees of 0.2% of the outstanding balance.
     The collateralization requirement under the amended facility provides that the $1.29 billion of secured loans must be secured by a lien on the equity interests of certain of ILFC’s non-restricted subsidiaries that own aircraft with aggregate appraised values of originally not less than 133% of the outstanding principal amount (the “Required Collateral Amount”). The credit facility includes an ongoing requirement, tested periodically, that the appraised value of the eligible aircraft owned by the pledged subsidiaries must be equal to or greater than 100% of the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Required Collateral Amount. This ongoing requirement is subject to the right to transfer additional eligible aircraft to the pledged subsidiaries or ratably prepay the loans. We also guarantee the secured loans through certain other subsidiaries.
     The credit facility also contains financial and restrictive covenants that (i) limit our ability to incur indebtedness; (ii) restrict certain payments, liens and sales of assets by us; and (iii) require us to maintain a fixed charge coverage ratio and consolidated tangible net worth in excess of certain minimum levels.
     We intend to use the proceeds from the secured term loan agreement entered into on March 30, 2011, described in more detail below, to prepay a portion of the amounts outstanding under this credit facility.
     On March 30, 2011, one of our non-restricted subsidiaries entered into a secured term loan agreement with lender commitments in the amount of approximately $1.3 billion, which was subsequently increased to approximately $1.5 billion. The loan matures on March 30, 2018, with scheduled principal payments commencing in June 2012, and bears interest at LIBOR plus a margin of 2.75%, or, if applicable, a base rate plus a margin of 1.75%. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain wholly-owned subsidiaries of the subsidiary borrower. The security granted initially includes a portfolio of 54 aircraft, together with attached leases and all related equipment, with an average appraised base market value of approximately $2.4 billion as of January 1, 2011. The $2.4 billion equals an initial loan-to-value ratio of approximately 65% and the equity interests in certain SPEs that will own the aircraft and related equipment and leases that are pledged as security for the loans. The proceeds of the loan will be made available to the subsidiary borrower as aircraft are transferred to the SPEs, at an advance rate equal to 65% of the initial appraised value of the aircraft transferred to the SPEs. At June 30, 2011 and August 5, 2011, respectively, approximately $181 million and $696 million had been advanced to the subsidiary borrower under the agreement.
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
     In May 2009, ILFC provided $39.0 million of subordinated financing to a non-restricted subsidiary. The entity used these funds and an additional $106.0 million borrowed from third parties to purchase an aircraft, which it leases to an airline. ILFC acts as servicer of the lease for the entity. The $106.0 million loan has two tranches. The first tranche is $82.0 million, fully amortizes over the lease term, and is non-recourse to ILFC. The second tranche is $24.0 million, partially amortizes over the lease term, and is guaranteed by ILFC. Both tranches of the loan are secured by the aircraft and the lease receivables. Both tranches mature in May 2018 with interest rates based on LIBOR. At June 30, 2011, the interest rates on the $82.0 million and $24.0 million tranches were 3.34% and 5.04%, respectively. The entity entered into two interest rate cap agreements to economically hedge the related LIBOR interest rate risk in excess of 4.00%. At June 30, 2011, $83.8 million was outstanding under the two tranches and the net book value of the aircraft was $134.7 million.
     In June 2009, we borrowed $55.4 million through a non-restricted subsidiary, which owns one aircraft leased to an airline. Half of the original loan amortizes over five years and the remaining $27.7 million is due in 2014. The loan is non-recourse to ILFC and is secured by the aircraft and the lease receivables. The interest rate on the loan is fixed at 6.58%. At June 30, 2011, $43.7 million was outstanding and the net book value of the aircraft was $89.8 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Other Secured Financing Arrangements
     On March 17, 2010, we entered into a $750 million term loan agreement secured by 43 aircraft and all related equipment and leases. The aircraft had an average appraised base market value of approximately $1.3 billion, for an initial loan-to-value ratio of approximately 56%. The loan matures on March 17, 2015, and bears interest at LIBOR plus a margin of 4.75% with a LIBOR floor of 2.0%. The principal of the loan is payable in full at maturity with no scheduled amortization, but we can voluntarily prepay the loan at any time. On March 17, 2010, we also entered into an additional term loan agreement of $550 million through a newly formed non-restricted subsidiary. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain non-restricted subsidiaries of ILFC that hold title to 37 aircraft. The aircraft had an average appraised base market value of approximately $969 million, for an initial loan-to-value ratio of approximately 57%. The loan matures on March 17, 2016, and bears interest at LIBOR plus a margin of 5.0% with a LIBOR floor of 2.0%. The principal of the loan is payable in full at maturity with no scheduled amortization. The proceeds from this loan are restricted from use in our operations until we transfer the related collateral to the non-restricted subsidiaries. At June 30, 2011, approximately $24 million of the proceeds remained restricted. We can voluntarily prepay the loan at any time, subject to a 1% prepayment penalty prior to March 17, 2012. Both loans require a loan-to-value ratio of no more than 63%. The loans also contain customary covenants and events of default, including limitations on the ability of us and our subsidiaries, as applicable, to create liens; incur additional indebtedness; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into transactions with affiliates.
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
Unsecured Bonds and Medium-Term Notes
     Shelf Registration Statement: We have an effective shelf registration statement filed with the SEC. As a result of our WKSI status, we have an unlimited amount of debt securities registered for sale under the shelf registration statement.
     Under our shelf registration statement, we issued: (i) $1.0 billion of 5.75% notes due 2016 and $1.25 billion of 6.25% notes due 2019 on May 24, 2011; (ii) $1.0 billion of 8.25% notes due 2020 on December 7, 2010; and (iii) $500 million of 8.875% notes due 2017 on August 20, 2010. At June 30, 2011, after the completion of tender offers to purchase certain notes on June 17, 2011, as further discussed below, we also had $7.2 billion of public bonds and medium-term notes outstanding, with interest rates ranging from 0.60% to 7.95%, which we had issued in prior years under previous registration statements.
     The aggregate net proceeds from the sale of the notes issued on May 24, 2011, were approximately $2.22 billion after deducting underwriting discounts and commissions, fees and estimated offering expenses. The net proceeds from the sale of the notes were primarily used to purchase notes validly tendered and accepted in our tender offers that we announced during the second quarter of 2011 to purchase various series of our outstanding debt securities for up to $1.75 billion cash consideration. Any remaining net proceeds from this offering will be used for general corporate purposes, including the repayment of existing indebtedness.
     Tender Offers to Purchase Notes: On June 17, 2011, we completed the above mentioned tender offers and accepted for purchase previously issued notes with an aggregate principal amount of approximately $1.67 billion, resulting in total cash consideration, including accrued and unpaid interest, of approximately $1.75 billion. In connection with the cancellation of the notes, we recognized losses aggregating approximately $61.1 million, which included the cost of repurchasing the notes and the write off of the remaining unamortized deferred financing costs. See Note G of Notes to Condensed, Consolidated Financial Statements for further information.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     Euro Medium-Term Note Programme: We have a $7.0 billion Euro Medium-Term Note Programme, which will expire in September 2011. We had approximately $1.2 billion of Euro denominated notes outstanding under such Programme at June 30, 2011. The notes mature on August 15, 2011, and bear interest based on Euribor with a spread of 0.375%. As a bond issue matures, the principal amount of that bond becomes available for new issuances under the Programme. We have eliminated the currency exposure arising from the notes by hedging the notes into U.S. dollars and fixing the interest rates at a range of 5.355% to 5.367%. We translate the debt into U.S. dollars using current exchange rates prevailing at the balance sheet date. The foreign exchange adjustment for the foreign currency denominated notes was $281.6 million and $165.4 million at June 30, 2011 and December 31, 2010, respectively.
     A rollforward for the six months ended June 30, 2011, of the foreign currency adjustment related to foreign currency denominated notes is presented below:

(Dollars in thousands)
Foreign currency adjustment related to foreign currency denominated debt at December 31, 2010	$165,400
Foreign currency period adjustment of non-US$ denominated debt	116,200

Foreign currency adjustment related to foreign currency denominated debt at June 30, 2011	$281,600

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
     The annual interest rate on the affected notes increased by 0.25% per year for 90 days, commencing on January 26, 2011, because the registration statement relating to the exchange offer was not declared effective by the SEC by that date, as required under the registration rights agreement. On April 26, 2011, the annual interest rate on the affected notes increased by an additional 0.25% because we were unable to consummate the exchange offer by such date. We completed the exchange offer on May 5, 2011, at which time the applicable interest rate reverted to the original level.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Unsecured Bank Debt
     On January 31, 2011, we entered into a new $2.0 billion unsecured three-year revolving credit facility with a group of 11 banks that will expire on January 31, 2014. This revolving credit facility provides for interest rates based on either a base rate or LIBOR plus an applicable margin determined by a ratings-based pricing grid. The credit agreement contains customary events of default and restrictive financial covenants that require us to maintain a minimum fixed charge coverage ratio, a minimum consolidated tangible net worth and a maximum ratio of consolidated debt to consolidated tangible net worth. As of June 30, 2011, no amounts were outstanding under this revolving facility.
     As of June 30, 2011, $207.0 million of unsecured loans were outstanding under our credit agreement dated as of October 13, 2006. These loans remain unsecured and mature on October 13, 2011, on the original maturity date for this credit facility. The interest on the loans is based on LIBOR plus a margin of 0.65% plus facility fees of 0.2% of the outstanding balance. The remaining outstanding loans under the agreement, as amended, are secured. See Secured Bank Debt above.
Subordinated Debt
     In December 2005, we issued two tranches of subordinated debt totaling $1.0 billion. Both tranches mature on December 21, 2065, but each tranche has a different call option. The $600 million tranche had a call option date of December 21, 2010, and the $400 million tranche has a call option date of December 21, 2015. We did not exercise the call option at December 21, 2010 and the interest rate on the $600 million tranche changed from a fixed interest rate of 5.90% to a floating rate with an initial credit spread of 1.55% plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. The interest will reset quarterly and at June 30, 2011, the interest rate was 5.74%. The $400 million tranche has a fixed interest rate of 6.25% until the 2015 call option date, and if we do not exercise the call option, the interest rate will change to a floating rate, reset quarterly, based on the initial credit spread of 1.80% plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. If we choose to redeem the $600 million tranche, we must pay 100% of the principal amount of the bonds being redeemed, plus any accrued and unpaid interest to the redemption date. If we choose to redeem only a portion of the outstanding bonds, at least $50 million principal amount of the bonds must remain outstanding.
Derivatives
     We employ derivative products to manage our exposure to interest rates risks and foreign currency risks. We enter into derivative transactions only to economically hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements, foreign currency swap agreements and interest rate cap agreements. At June 30, 2011, all our interest rate swap and foreign currency swap agreements were designated as and accounted for as cash flow hedges and we had not designated our interest rate cap agreements as hedges.
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
     The counterparty to our interest rate swaps and foreign currency swaps at June 30, 2011, is AIG Markets, Inc., a wholly-owned subsidiary of AIG. The swap agreements are subject to a bilateral security agreement and a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. Failure of the counterparty to perform under the derivative contracts would have a material impact on our results of operations and cash flows. The counterparty to our interest rate cap agreements is an independent third party with whom we do not have a master netting agreement.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Credit Ratings
     Because of our current long-term debt ratings, the 2004 ECA facility imposes the following restrictions: (i) we must segregate all security deposits, overhaul rentals and rental payments related to the aircraft financed under our 2004 ECA facility into separate accounts controlled by the security trustee (segregated rental payments are used to make scheduled principal and interest payments on the outstanding debt) and (ii) we must file individual mortgages on the aircraft funded under both the 1999 and 2004 ECA facilities in the local jurisdictions in which the respective aircraft are registered.
     While a ratings downgrade does not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of such financings.
     The following table summarizes our current ratings by Fitch, Moody’s and S&P, the nationally recognized rating agencies:
Unsecured Debt Ratings

Rating Agency	Long-term Debt	Corporate Rating	Outlook	Date of Last Ratings Action
Fitch	BB	BB	Stable	June 2, 2011
Moody’s	B1	B1	Positive	May 12, 2011
S&P	BBB-	BBB-	Stable	May 19, 2011
Secured Debt Ratings

$3.9 Billion
Rating Agency	$750 Million Term Loan	$550 Million Term Loan	Senior Secured Notes
Fitch	BBB-	BB	BBB-
Moody’s	Ba2	Ba3	Ba3
S&P	BBB	BBB-	BBB-
     These credit ratings are the current opinions of the rating agencies. As such, they may be changed, suspended or withdrawn at any time by the rating agencies as a result of various circumstances including changes in, or unavailability of, information.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Existing Commitments
     The following table summarizes our contractual obligations at June 30, 2011:

			Commitments Due by Fiscal Year
	Total	2011	2012	2013	2014	2015	Thereafter
			(Dollars in thousands)
Bonds and medium-term notes	$14,870,562	$1,881,688	$2,017,613	$3,421,375	$1,039,786	$1,260,100	$5,250,000
Unsecured Bank Loans	207,000	207,000	—	—	—	—	—
Senior Secured Bonds	3,900,000	—	—	—	1,350,000	—	2,550,000
Secured Bank Loans	1,601,973	7,061	1,321,487	34,109	54,863	28,516	155,937
ECA Financings	2,549,627	214,480	428,960	428,960	423,862	335,794	717,571
Other Secured Financings	1,300,000	—	—	—	—	750,000	550,000
Subordinated Debt	1,000,000	—	—	—	—	—	1,000,000
Interest Payments on Debt Outstanding (a)(b)	9,568,076	766,173	1,398,311	1,213,466	1,007,593	829,099	4,353,434
Operating Leases (c)(d)	58,765	6,252	12,851	14,147	14,558	10,259	698
Pension Obligations (e)	9,770	1,539	1,577	1,639	1,676	1,676	1,663
Purchase Commitments	17,652,100	87,400	435,800	1,015,100	1,625,300	2,477,900	12,010,600

Total	$52,717,873	$3,171,593	$5,616,599	$6,128,796	$5,517,638	$5,693,344	$26,589,903

Contingent Commitments

	Contingency Expiration by Fiscal Year
	Total	2011	2012	2013	2014	2015	Thereafter
			(Dollars in thousands)
AVGs (f)	$490,164	$8,880	$37,950	$96,003	$34,717	$157,132	$155,482

Total (g)	$490,164	$8,880	$37,950	$96,003	$34,717	$157,132	$155,482

(a)	Future interest payments on floating rate debt are estimated using floating interest rates in effect at June 30, 2011.

(b)	Includes the effect of interest rate and foreign currency derivative instruments.

(c)	Excludes fully defeased aircraft sale-lease back transactions.

(d)	Minimum rentals have not been reduced by minimum sublease rentals of $5.8 million receivable in the future under non-cancellable subleases.

(e)	Our pension obligations are part of intercompany expenses, which AIG allocates to us on an annual basis. The amount is an estimate of such allocation. The column “2011” consists of total estimated allocations for 2011 and the column “Thereafter” consists of the 2016 estimated allocation. The amount allocated has not been material to date.

(f)	From time to time, we participate with airlines, banks and other financial institutions in the financing of aircraft by providing asset guarantees, put options or loan guarantees collateralized by aircraft. As a result, should we be called upon to fulfill our obligations, we would have recourse to the value of the underlying aircraft.

(g)	Excluded from total contingent commitments are $263.1 million of uncertain tax liabilities and any effect of net tax liabilities. The future cash flows to these liabilities are uncertain and we are unable to make reasonable estimates of the outflows.

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
Results of Operations
Income before Income Taxes for the Three and Six Months Ended June 30, 2011 Versus 2010
     Our income before income taxes decreased by approximately $68.3 million for the three month period ended June 30, 2011, as compared to the same period in 2010. This decrease was primarily due to the following factors:
•	A decrease in rental revenue of approximately 4.5% due to a net decrease in our fleet to 933 aircraft at June 30, 2011, as compared to 946 aircraft at June 30, 2010, as a result of aircraft sales and lower lease rates on used aircraft.

•	A $61.1 million loss on extinguishment of debt in 2011 as a result of the tender offers we completed in June 2011.
     The decreases were partially offset by lower impairment charges and fair value adjustments.
     Our income before income taxes increased approximately $147.7 million for the six month period ended June 30, 2011, as compared to the same period in 2010, because lower impairment charges and fair value adjustments in 2011 offset the above factors. See below for a more detailed discussion of the effects of each item affecting income for the three and six months ended June 30, 2011, as compared with the same periods in 2010.
Three Months Ended June 30, 2011 Versus 2010
     Revenues from rentals of flight equipment decreased 4.5% to $1,111.5 million for the three months ended June 30, 2011, from $1,163.8 million for the same period in 2010. The average number of aircraft in our fleet decreased to 933 at June 30, 2011, compared to 970 at June 30, 2010, primarily due to reclassification of aircraft to Flight equipment held for sale and sales of aircraft from our leased fleet. Revenues from rentals of flight equipment decreased by (i) $35.4 million due to a decrease in lease rates on aircraft in our fleet during both periods, that were re-leased or had lease rates change between the two periods; (ii) $21.2 million due to aircraft in service during the three months ended June 30, 2010, and sold prior to June 30, 2011; and (iii) $11.8 million due to lost revenue relating to aircraft in transition between lessees primarily resulting from repossessions of aircraft. These revenue decreases were partly offset by increases of (i) $10.2 million due to an increase in the aggregate number of hours flown on which we collect overhaul revenue; and (ii) $5.9 million due to the addition of four new aircraft to our fleet after June 30, 2010, and aircraft in our fleet as of June 30, 2010, that earned revenue for a greater number of days during the three months ended June 30, 2011, than during the same period in 2010.
     Two aircraft in our fleet were not subject to a signed lease agreement or a signed letter of intent at June 30, 2011.
     In addition to our leasing operations, we engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment and other marketing services on a principal and commission basis. Flight equipment marketing and gain on aircraft sales consisted primarily of sales of aircraft parts and remained relatively constant between the periods.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     Interest and other revenue increased to $11.9 million for the three months ended June 30, 2011, compared to $8.8 million for the same period in 2010 due to (i) a $7.0 million increase in foreign exchange gain, net of losses; and (ii) a $2.2 million increase in payment from bankruptcy claims. These increases were partially offset by (i) a decrease in interest and dividend revenue of $4.4 million driven by a decrease in our notes receivable principal balance; (ii) a $0.8 million decrease in forfeitures of security deposits due to lessees’ non-performance under leases; and (iii) other minor fluctuations aggregating a decrease of $0.9 million.
     Interest expense remained relatively constant at $407.1 million for the three months ended June 30, 2011, compared to $407.7 million for the same period in 2010. Our average composite interest rate increased 1.02% between the two periods, offset by a decrease in average debt outstanding (excluding the effect of debt discount and foreign exchange adjustments) to $25.8 billion during the three months ended June 30, 2011, compared to $32.0 billion during the same period in 2010.
     Our composite borrowing rates in the second quarters of 2011 and 2010, which include the effect of derivatives, were as follows:

	2011	2010	Increase
Beginning of Quarter	5.80%	4.69%	1.11%
End of Quarter	5.99%	5.07%	0.92%
Average	5.90%	4.88%	1.02%
     We recorded derivative related charges aggregating $1.5 million for the three months ended June 30, 2011, as compared to $4.8 million for the same period in 2010, primarily related to ineffectiveness of derivatives designated as cash flow hedges. (See Note H of Notes to Condensed, Consolidated Financial Statements.)
     During the three months ended June 30, 2011, we issued unsecured senior notes and used a portion of the proceeds from these notes in cash tender offers to repurchase existing outstanding notes, incurring a loss of $61.1 million from the early extinguishment of debt. See Note G of Notes to Condensed, Consolidated Financial Statements.
     Depreciation of flight equipment decreased 3.4% to $459.7 million for the three months ended June 30, 2011, compared to $475.7 million for the same period in 2010, due to a decrease in the cost of our fleet held for use from $40.8 billion at June 30, 2010 to $37.7 billion at June 30, 2011. The decrease in the cost of our fleet held for use was due to a combination of sales of aircraft and impairment charges to our fleet.
     Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed aggregated $43.8 million on seven aircraft for the three months ended June 30, 2011, compared to $53.0 million on seven aircraft for the same period in 2010. The decrease was primarily due to higher impairment charges recorded during the three months ended June 30, 2010, due to the part-out of an aircraft. We did not part any aircraft out during the three months ended June 30, 2010. See Note E of Notes to Condensed, Consolidated Financial Statements. During the three months ended June 30, 2011, we did not incur any charges related to Aircraft impairment on flight equipment held for use, compared to charges of $8.1 million for the same period in 2010.
     Selling, general and administrative expenses increased to $43.1 million for the three months ended June 30, 2011, compared to $41.0 million for the same period in 2010 due to (i) an increase in aircraft related costs of $5.0 million from the addition of aircraft in our leased fleet; (ii) an increase of $5.2 million relating to professional costs in connection with strategic initiatives; and (iii) an increase in retention bonuses of $3.6 million. These increases were partially offset by (i) an $11.3 million decrease in salaries and employee related expenses, $8.1 million of which was due to an out of period adjustment principally relating to the forfeiture of share-based deferred compensation awards for certain employees that terminated their employment with us in 2010 (see Note A of Notes

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
to Condensed, Consolidated Financial Statements for more information on the out of period adjustment); and (ii) other minor fluctuations aggregating a decrease of $0.4 million.
     Other expenses consists primarily of lease related charges and decreased by $4.7 million for the three months ended June 30, 2011, compared to the same period in 2010. The decrease is primarily due to the transfer of one aircraft from Flight equipment held for sale to Flight equipment held for use during the three months ended June 30, 2011, when the aircraft no longer met the criteria for held for sale, resulting in a reversal of lease related charges.
     Our effective tax rate for the quarter ended June 30, 2011, decreased to 31.5% from 36.5% for the same period in 2010. The decrease is primarily due to the $11.3 million out of period adjustment recorded in the three months ended June 30, 2011, and discussed above. The $11.3 million out of period adjustment is treated as a permanent item for income taxes. Our effective tax rate continues to be impacted by minor permanent items and interest accrued on uncertain tax positions and prior period audit adjustments. Our reserve for uncertain tax positions increased by $24.3 million for the three-month period ended June 30, 2011, due to the continued uncertainty of tax benefits related to the Foreign Sales Corporation and Extraterritorial Income regimes, the benefits of which, if realized, would have a significant impact on our effective tax rate.
     Other comprehensive income was $9.1 million for the three months ended June 30, 2011, compared to $24.9 million for the same period in 2010. This change was primarily due to changes in the market values and aggregate notional value on derivatives qualifying for and designated as cash flow hedges.
Six Months Ended June 30, 2011 Versus 2010
     Revenues from rentals of flight equipment decreased 5.9% to $2,252.4 million for the six months ended June 30, 2011, from $2,393.7 million for the same period in 2010. The average number of aircraft in our fleet decreased to 933 at June 30, 2011, compared to 981 at June 30, 2010, primarily due to reclassification of aircraft to Flight equipment held for sale and sales of aircraft from our leased fleet. Revenues from rentals of flight equipment decreased by (i) $93.8 million due to aircraft in service during the six months ended June 30, 2010, and sold prior to June 30, 2011; (ii) $56.5 million due to a decrease in lease rates on aircraft in our fleet during both periods, that were re-leased or had lease rates change between the two periods; and (iii) $16.0 million due to lost revenue relating to aircraft in transition between lessees primarily resulting from repossessions of aircraft. These revenue decreases were partly offset by increases of (i) $12.8 million due to an increase in the aggregate number of hours flown on which we collect overhaul revenue; and (ii) $12.2 million due to the addition of four new aircraft to our fleet after June 30, 2010, and aircraft in our fleet as of June 30, 2010, that earned revenue for a greater number of days during the six months ended June 30, 2011, than during the same period in 2010.
     Two aircraft in our fleet were not subject to a signed lease agreement or a signed letter of intent at June 30, 2011.
     In addition to our leasing operations, we engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment and other marketing services on a principal and commission basis. Flight equipment marketing and gain on aircraft sales consisted primarily of sales of aircraft parts and remained relatively constant between the periods.
     Interest and other revenue increased to $38.8 million for the six months ended June 30, 2011, compared to $21.8 million for the same period in 2010 due to (i) $10.0 million of other income related to the extension of our evaluation period of aircraft under order (see Note O of Condensed, Consolidated Financial Statements for further discussion); (ii) a $10.6 million increase in foreign exchange gain, net of losses; and (iii) a $2.2 million increase in payment from bankruptcy claims. These increases were partially offset by (i) a decrease in interest and dividend revenue of $5.2 million driven by a decrease in our notes receivable principal balance; (ii) a $0.5 million decrease in forfeitures of security deposits due to lessees’ non-performance under leases; and (iii) other minor fluctuations aggregating $0.1 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     Interest expense increased to $814.6 million for the six months ended June 30, 2011, compared to $742.6 million for the same period in 2010 due to a 1.12% increase in our average composite interest rate, partially offset by a decrease in average debt outstanding (excluding the effect of debt discount and foreign exchange adjustments) to $26.5 billion during the six months ended June 30, 2011, compared to $30.6 billion during the same period in 2010.
     Our composite borrowing rates in the first six months of 2011 and 2010, which include the effect of derivatives, were as follows:

	2011	2010	Increase (Decrease)
Beginning of six months	5.66%	4.35%	1.31%
End of six months	5.99%	5.07%	0.92%
Average	5.83%	4.71%	1.12%
     We recorded derivative related charges aggregating $2.1 million for the six months ended June 30, 2011, compared to $44.8 million for the same period in 2010. The decrease is primarily due to losses recorded in the six months ended June 30, 2010, consisting of $15.4 million related to swaps that matured and $28.1 million related to changes in market values of economic hedges, compared to ineffectiveness of cash flow hedges and changes in market values of economic hedges aggregating $0.2 million for the same period in 2011. See Note H of Notes to Condensed, Consolidated Financial Statements.
     During the six months ended June 30, 2011, we issued unsecured senior notes and used a portion of the proceeds from these notes in cash tender offers to repurchase existing outstanding notes, incurring a loss of $61.1 million from the early extinguishment of debt. See Note G of Notes to Condensed, Consolidated Financial Statements.
     Depreciation of flight equipment decreased 5.6% to $912.2 million for the six months ended June 30, 2011, compared to $965.9 million for the same period in 2010, due to a decrease in the cost of our fleet held for use from $40.8 billion at June 30, 2010, to $37.7 billion at June 30, 2011. The decrease in the cost of our fleet held for use was due to a combination of sales of aircraft and impairment charges to our fleet.
     Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed decreased to $147.1 million for the six months ended June 30, 2011, compared to $406.4 million for the same period in 2010. The decrease was primarily due to fewer aircraft sold or identified as likely to be sold at June 30, 2011, as compared to the same period in 2010. During the six months ended June 30, 2011, we recorded impairment charges and fair value adjustments on 25 aircraft, compared to 59 aircraft during the six months ended June 30, 2010. See Note E of Notes to Condensed, Consolidated Financial Statements. For the six months ended June 30, 2011, we did not incur any charges related to Aircraft impairment on flight equipment held for use, compared to charges of $8.1 million for the same period in 2010.
     Selling, general and administrative expenses increased to $94.8 million for the six months ended June 30, 2011, compared to $76.6 million for the same period in 2010 due to (i) an $11.6 million increase in aircraft related costs; (ii) a $12.0 million increase in salaries and employee related benefits due to an increase in employees from 182 at June 30, 2010 to 214 at June 30, 2011, and an increase in performance incentives; (iii) a $5.2 million increase relating to professional costs in connection with strategic initiatives; and (iv) other minor fluctuations aggregating an increase of $0.7 million. These increases were partially offset by $11.3 million, $8.3 million of which was an out of period adjustment relating to the forfeiture of share-based deferred compensation awards for certain employees that terminated their employment with us in 2010 (see Note A of Notes to Condensed, Consolidated Financial Statements).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     Other expenses for the six months ended June 30, 2011, consisted of:
•	$20 million of contract cancellation costs. We eliminated the economic effect of the $20 million expense by negotiating with our manufacturer vendors to recover these costs. The recovery will be in two payments. One of these payments is related to a 2007 agreement with one manufacturer for us to extend our evaluation period of aircraft under order until at least 2010. This payment is contingent upon our cancelling of the aircraft order and is not contingent on placing any new order with the manufacturer. As a result of the cancellation of that aircraft order in March 2011, we recorded the related payment receivable of $10 million in Interest and other in the condensed, consolidated statement of operations for the six months ended June 30, 2011. The second payment of $10 million is related to an agreement with another manufacturer, which among other contractual items includes a provision to reimburse us for the remaining costs associated with the March 2011 order cancellation. The reimbursement payment will be recognized as a reduction of the cost basis of future aircraft deliveries, as we determined the payment is connected with the purchase of such aircraft.

•	$12.2 million of aggregate charges related to the write down of three notes receivable.
     The charges were partially offset by $2.5 million of lease related income, net of lease charges.
     Other expenses for the six months ended June 30, 2010, consisted of $87.5 million of aggregated lease related costs we expensed as a result of agreements to sell leased aircraft to third parties.
     Our effective tax rate for the six months ended June 30, 2011, decreased to 34.5% from 36.9% for the same period in 2010. The decrease is primarily due to the $11.3 million out of period adjustment related to the forfeiture of share-based deferred compensation awards for certain employees that terminated their employment with us in 2010, recorded in the three months ended June 30, 2011, and discussed above. The $11.3 million out of period adjustment is treated as a permanent item for income taxes. Our effective tax rate continues to be impacted by minor permanent items and interest accrued on uncertain tax positions and prior period audit adjustments. Our reserve for uncertain tax positions increased by $37.7 million for the six-month period ended June 30, 2011, as compared to the same period in 2010, due to the continued uncertainty of tax benefits related to the Foreign Sales Corporation and Extraterritorial Income regimes, the benefits of which, if realized, would have a significant impact on our effective tax rate.
     Other comprehensive income decreased to $20.2 million for the six months ended June 30, 2011, compared to $74.5 million for the same period in 2010. This decrease was primarily due to changes in the market values and aggregate notional value on derivatives qualifying for and designated as cash flow hedges.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Value at Risk
     Many companies focus their risk management efforts by measuring potential losses in fair values. Such measurements are performed through the application of various statistical techniques. One such technique is VaR, a summary statistical measure that uses historical interest rates, foreign currency exchange rates and equity prices and estimates the volatility and correlation of these rates and prices to calculate the maximum loss that could occur over a defined period of time given a certain probability.
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
     We calculate the VaR with respect to the net fair value by using historical scenarios. This methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical information for interest rates and foreign exchange rates were used to construct the historical scenarios at June 30, 2011, and December 31, 2010. For each scenario, each financial instrument is re-priced. Scenario values for our operations are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum adverse deviation in net fair market value incurred by these scenarios with 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period is assumed in computing the VaR figure. The following table presents the average, high and low VaRs on a combined basis and of each component at market risk for our operations with respect to its fair value for the periods ended June 30, 2011 and December 31, 2010. The VaR increased from the fourth quarter of 2010 to the second quarter of 2011 due to an increase in the average duration of our outstanding debt and a decrease in the three year US dollar yield.

	ILFC Market Risk
	At			At
	June 30, 2011			December 31, 2010
			(Dollars in millions)
	Average	High	Low	Average	High	Low
Combined	$122.0	$190.3	$20.0	$88.9	$158.6	$20.0
Interest Rate	121.9	190.3	20.0	88.9	158.5	20.0
Currency	0.2	0.3	0.0	0.2	0.3	0.0

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
     In conjunction with the close of each fiscal quarter, we conduct a review and evaluation under the supervision and with the participation of our management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a — 15(e) and 15d — 15(e) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2011, the end of the period covered by this report.
(B) Changes in Internal Control Over Financial Reporting
     There has been a change in our Certifying Officers. On May 11, 2011, Elias F. Habayeb was named Senior Vice President and Chief Financial Officer and is signing this Form 10-Q, replacing Frederick S. Cromer as the Principal Financial Officer.
     Other than the changes discussed in the previous paragraph, there have been no changes in our internal control over financial reporting during the three months ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Flash Airlines, Yemen Airways-Yemenia and Airblue Limited: We are named in lawsuits in connection with the 2004 crash of our Boeing 737-300 aircraft on lease to Flash Airlines, an Egyptian carrier; the 2009 crash of our Airbus A310-300 aircraft on lease to Yemen Airways-Yemenia, a Yemeni carrier; and the 2010 crash of our Airbus A320-200 aircraft on lease to Airblue Limited, a Pakistani carrier. These lawsuits were filed by the families of victims on the flights and seek unspecified damages for wrongful death, costs, and fees. The Flash Airlines litigation originally commenced in May 2004 in California, but all U.S. proceedings were dismissed in favor of proceedings in France where claims are pending before the Tribunal de Grande Instance civil courts in Bobigny and Paris. As of August 5, 2011, the parties are engaged in settlement negotiations. We believe that we have substantial defenses to this action and available liability insurance is adequate to cover our defense costs and any potential liability. The Yemen Airways litigation and the Airblue Limited litigation were filed in January 2011 and March 2011, respectively, in California Superior Court in Los Angeles County. We have been served with the complaints, and each litigation is in its incipient stage. While the plaintiffs have not specified any amount of damages, we believe that we are adequately covered by available liability insurance for both lawsuits and that we have substantial defenses to these actions. We do not believe that the outcome of any of these lawsuits will have a material effect on our consolidated financial condition, results of operations or cash flows.
     Estate of Volare Airlines: As disclosed in previous filings, including our Form 10-Q for the three months ended March 31, 2011, we were involved in a lawsuit related to Volare, an Italian airline, which had filed for bankruptcy in Italy in 2004. The litigation was dismissed on June 15, 2011. The settlement amount was accrued prior to December 31, 2010, and was not material to our consolidated financial position, results of operations or cash flows.
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
Capital Structure Risk
     The aircraft leasing business is capital intensive and we have a substantial amount of indebtedness, which requires significant interest and principal payments. As of June 30, 2011, we had approximately $25.4 billion in principal amount of indebtedness outstanding.
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

PART II. OTHER INFORMATION (CONTINUED)
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
     In 2009, we had limited access to our traditional sources of liquidity and we borrowed funds from AIG Funding to fulfill our liquidity needs, which we repaid in 2010 when we regained access to debt markets. On January 31, 2011, we entered into a new three-year $2.0 billion unsecured revolving credit facility. On March 30, 2011, through a non-restricted subsidiary, we entered into a secured term loan agreement with lender commitments in the amount of approximately $1.3 billion, which was subsequently increased to approximately $1.5 billion. The $1.5 billion becomes available to us as we transfer aircraft into non-restricted subsidiaries, which will guarantee the loan on a secured basis. On May 24, 2011, we issued $2.25 billion of aggregate principal amount of senior unsecured notes, with $1.0 billion maturing in 2016 and $1.25 billion maturing in 2019. On June 17, 2011, we completed tender offers and accepted for purchase previously issued notes with an aggregate principal amount of approximately $1.67 billion, resulting in total cash consideration, including accrued and unpaid interest, of approximately $1.75 billion. As of August 5, 2011, we had not drawn on our unsecured revolving credit agreement and $696 million had been advanced to the subsidiary borrower under the secured term loan. We intend to use the proceeds from the secured term loan agreement to prepay a portion of the $1.5 billion outstanding under our credit facility dated as of October 13, 2006, with current maturity dates in October 2011 and 2012.
     Any new issuance of debt by us or our subsidiaries will be subject to the consent of the Department of the Treasury if, after giving effect to the incurrence of the debt and use of proceeds therefrom, we increase our net indebtedness by more than $1 billion compared to the same date in the previous year, or compared to December 8, 2010, if the measurement is made before December 8, 2011. We cannot predict whether the Department of the Treasury would consent to us incurring debt in excess of this amount. Our bank credit facilities and indentures also limit our ability to incur secured indebtedness. The most restrictive covenant in our bank credit facilities permits us and our subsidiaries to incur secured indebtedness totaling up to 30% of our consolidated net tangible assets, as defined in the credit agreement, minus $2.0 billion, which limit currently totals approximately $10.0 billion. As of August 5, 2011, we were able to incur an additional $4.1 billion of secured indebtedness under this covenant. Our debt indentures also restrict us and our subsidiaries from incurring secured indebtedness in excess of 12.5% of our consolidated net tangible assets, as defined in the indentures. However, we may obtain secured financing without regard to the 12.5% consolidated net tangible asset limit under our indentures by doing so through subsidiaries that qualify as non-restricted under our indentures.
     In addition to addressing our liquidity needs through debt financings, we also pursue potential aircraft sales in connection with our ongoing fleet strategy. During the six months ended June 30, 2011, we sold 11 aircraft which generated proceeds of approximately $235 million. In evaluating potential sales, we balance the need for funds with the long-term value of holding aircraft and long-term prospects for us. Furthermore, we would need approval from the Department of the Treasury if we entered into sales transactions with aggregate consideration exceeding $2.5 billion during any twelve month period. We cannot predict whether the Department of the Treasury would consent to any future aircraft sales if their consent were required.
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

PART II. OTHER INFORMATION (CONTINUED)
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
Borrowing Risks
     Sovereign Debt Crisis - On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+. While U.S. lawmakers reached agreement to raise the federal debt ceiling on August 2, 2011, the downgrade reflected Standard & Poor’s view that the fiscal consolidation plan within that agreement fell short of what would be necessary to stabilize the U.S. government’s medium term debt dynamics. This downgrade could have material adverse impacts on financial markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on our business, financial condition and liquidity. In particular, it could adversely affect the cost and availability of funding. Further, the sovereign debt crisis could lower consumer confidence, which could result in a loss of revenue for our lessees and impact their ability to meet their financial obligations.
     Credit Ratings Downgrade Risk - Our ability to access debt markets and other financing sources is, in part, dependent on our credit ratings. In addition to affecting the availability of financing, credit ratings also directly affect our cost of financing. Between September 2008 and February 2010, we experienced multiple downgrades in our credit ratings by the three major nationally recognized statistical rating organizations. These credit rating downgrades, combined with externally generated volatility, limited our ability to access debt markets in 2009 and part of 2010 and resulted in unattractive funding costs. Although S&P raised its ratings on ILFC’s senior unsecured debt and affirmed its corporate credit rating in May 2011, our ratings could be downgraded in the future. Further ratings downgrades could increase our borrowing costs and limit our access to the debt markets.
     Because of our current long-term debt ratings, the 2004 ECA facility imposes the following restrictions: (i) we must segregate all security deposits, overhaul rentals and rental payments related to the aircraft financed under our 2004 ECA facility into separate accounts controlled by the security trustee (segregated rental payments are used to make scheduled principal and interest payments on the outstanding debt) and (ii) we must file individual mortgages on the aircraft funded under the 2004 ECA facility in the local jurisdictions in which the respective aircraft are registered. At June 30, 2011, we had segregated security deposits, overhaul rentals and rental payments aggregating approximately $397 million related to aircraft funded under the 2004 ECA facility.
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
     Our cost of borrowing for new financings is increasing due to our long-term debt ratings. The interest rates that we obtain on our debt financing are a result of several components, including credit spreads, swap spreads, duration and new issue premiums. These are all in addition to the underlying Treasury or LIBOR rates, as applicable. Volatility in our perceived risk of default, our parent’s risk of default or in a market sector’s risk of default all have an impact on our cost of funds. A 1% increase in our composite interest rate at June 30, 2011, would have increased our interest expense by approximately $250 million annually, which would put downward pressure on our operating margins.
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
     Additionally, under the Master Transaction Agreement, if the Department of the Treasury still holds preferred interests in certain special purpose vehicles on May 1, 2013, the Department of the Treasury may direct AIG to sell certain assets, including shares of ILFC.
     AIG as Our Counterparty of Derivatives — AIG Markets, Inc., a wholly-owned subsidiary of AIG with an explicit guarantee from AIG, is the counterparty of all our interest rate swaps and foreign currency swaps. If our counterparty is unable to meet its obligations under the derivative contracts, it would have a material impact on our financial results and cash flows.

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
Overall Airline Industry Risk
     We operate as a supplier and financier to airlines. The risks affecting our airline customers are generally out of our control and impact our customers to varying degrees. As a result, we are indirectly impacted by all the risks facing airlines today. Our ability to succeed is dependent upon the financial strength of our customers. Their ability to compete effectively in the marketplace and manage these risks has a direct impact on us. These risks include:

•	demand for air travel	•	geopolitical events
•	competition between carriers	•	security, terrorism and war
•	fuel prices and availability	•	worldwide health concerns
•	labor costs and stoppages	•	equity and borrowing capacity
•	maintenance costs	•	environmental concerns
•	employee labor contracts	•	government regulation
•	air traffic control infrastructure constraints	•	interest rates
•	airport access	•	overcapacity
•	insurance costs and coverage	•	natural disasters
•	heavy reliance on automated systems
     To the extent that our customers are affected by these risk factors, we may experience:
•	lower demand for the aircraft in our fleet and, generally, reduced market lease rates and lease margins;

•	a higher incidence of lessee defaults and repossessions affecting net income due to maintenance, consulting and legal costs associated with the repossessions, as well as lost revenue for the time the aircraft are off lease and possibly lower lease rates from the new lessees;

•	a higher incidence of situations where we engage in restructuring lease rates for our troubled customers which reduces overall lease revenue;

•	an inability to immediately place new and used aircraft on commercially acceptable terms when they become available through our purchase commitments and regular lease terminations, resulting in lower lease margins due to aircraft not earning revenue and resulting in payments for storage, insurance and maintenance; and

PART II. OTHER INFORMATION (CONTINUED)
•	a loss if our aircraft is damaged or destroyed by an event specifically excluded from the insurance policy such as dirty bombs, bio-hazardous materials and electromagnetic pulsing.
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
Aircraft Related Risks
     Residual Value — We bear the risk of re-leasing or selling the aircraft in our fleet that are subject to operating leases at the end of their lease terms. Operating leases bear a greater risk of realizations of residual values, because only a portion of the equipment’s value is covered by contractual cash flows at lease inception. In addition to factors linked to the aviation industry in general, other factors that may affect the value and lease rates of our aircraft include (i) maintenance and operating history of the airframe and engines; (ii) the number of operators using the particular type of aircraft; and (iii) aircraft age. If both demand for aircraft and market lease rates decrease and the conditions continue for an extended period, they could affect the market value of aircraft in our fleet and may result in impairment charges. During the six months ended June 30, 2011, we recorded net impairment charges aggregating $147.1 million related to aircraft we sold, held for sale, had agreed to sell or designated for part-out. See Note E of Notes to Condensed, Consolidated Financial Statements. Further, deterioration of aircraft values may create losses related to our aircraft asset value guarantees.
     Obsolescence Risk — Aircraft are long-lived assets requiring long lead times to develop and manufacture. As a result, aircraft of a particular model and type tend to become obsolete and less in demand over time, as newer more advanced and efficient aircraft are manufactured. This life cycle, however, can be shortened by world events,

PART II. OTHER INFORMATION (CONTINUED)
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
     Accounting Pronouncements — In August 2010, the FASB and the IASB issued an Exposure Draft that proposes substantial changes to existing lease accounting that will affect all lease arrangements. Subsequent meetings of the joint committee of the FASB and the IASB have made further changes to the proposed lease accounting.
     Under the current proposed accounting model, lessees will be required to record an asset representing the right-to-use the leased item for the lease term (“Right-of-Use Asset”) and a liability to make lease payments. The Right-of-Use asset and liability incorporate the rights arising under the lease and are based on the lessee’s assessment of expected payments to be made over the lease term. The proposed model requires measuring these amounts at the present value of the future expected payments.
     Under the current proposed accounting model, lessors will apply the receivable and residual method. This will require a lessor to derecognize its flight equipment into a receivable based upon the present value of lease payment under a lease and a residual value. Revenue recognized would be interest income based upon the effective interest rate explicit in the lease.
     The FASB and IASB intend to issue another exposure draft in the fourth quarter of 2011. The proposal does not include a proposed effective date; rather it is expected to be considered as part of the evaluation of the effective dates for the major projects currently undertaken by the FASB. The FASB and IASB continue to deliberate on the proposed accounting. As a result, currently management is unable to assess the effects the adoption of the new finalized lease standard will have on our financial statements. Although we believe the presentation of our financial statements, and those of our lessees, could change, we do not believe the accounting pronouncement will change the fundamental economic reasons for which the airlines lease aircraft. Therefore, we do not believe it will have a material impact on our business.
     Tax Related Risks — We operate in multiple jurisdictions and may become subject to a wide range of income and other taxes. If we are unable to execute our business in jurisdictions with preferential tax treatment, our operations may be subject to significant income and other taxes.

PART II. OTHER INFORMATION (CONTINUED)
ITEM 6. EXHIBITS
     a) Exhibits

3.1	Restated Articles of Incorporation of the Company (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008, and incorporated herein by reference).

3.2	Amended and Restated By-laws of the Company (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference).

4.1	Third Supplemental Indenture, dated as of May 24, 2011, to an indenture, dated August 1, 2006, by and between the Company and Deutsche Bank Trust Company Americas, as trustee (filed as an exhibit to Form 8-K filed on May 24, 2011, and incorporated herein by reference).

4.2	Officers’ Certificate, dated as of May 24, 2011, establishing the terms of the 5.75% senior notes due 2016 and the 6.25% senior notes due 2019 (filed as an exhibit to Form 8-K filed on May 24, 2011, and incorporated herein by reference).

4.3	The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.

10.1	Incremental Lender Assumption Agreement, dated as of April 21, 2011, among Temescal Aircraft Inc., the Company, Park Topanga Aircraft Inc., Charmlee Aircraft Inc., Ballysky Aircraft Ireland Limited, KfW IPEX-Bank GmbH, as the incremental lender, and Citibank, N.A., as administrative agent (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference).

12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Senior Vice President and Chief Financial Officer.

32.1	Certification under 18 U.S.C., Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTERNATIONAL LEASE FINANCE CORPORATION

August 10, 2011	/s/ Henri Courpron
HENRI COURPRON
Chief Executive Officer (Principal Executive Officer)

August 10, 2011	/s/ Elias Habayeb
ELIAS HABAYEB
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

August 10, 2011	/s/ Kurt H. Schwarz
KURT H. SCHWARZ
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit No.
3.1	Restated Articles of Incorporation of the Company (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008, and incorporated herein by reference).

3.2	Amended and Restated By-laws of the Company (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference).

4.1	Third Supplemental Indenture, dated as of May 24, 2011, to an indenture, dated August 1, 2006, by and between the Company and Deutsche Bank Trust Company Americas, as trustee (filed as an exhibit to Form 8-K filed on May 24, 2011, and incorporated herein by reference).

4.2	Officers’ Certificate, dated as of May 24, 2011, establishing the terms of the 5.75% senior notes due 2016 and the 6.25% senior notes due 2019 (filed as an exhibit to Form 8-K filed on May 24, 2011, and incorporated herein by reference).

4.3	The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.

10.1	Incremental Lender Assumption Agreement, dated as of April 21, 2011, among Temescal Aircraft Inc., the Company, Park Topanga Aircraft Inc., Charmlee Aircraft Inc., Ballysky Aircraft Ireland Limited, KfW IPEX-Bank GmbH, as the incremental lender, and Citibank, N.A., as administrative agent (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference).

12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Senior Vice President and Chief Financial Officer.

32.1	Certification under 18 U.S.C., Section 1350.