Form 10-Q
period 2011-09-30
INTERNATIONAL LEASE FINANCE CORP
filed 2011-11-08
CIK 714311

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of November 7, 2011, there were 45,267,723 shares of Common Stock, no par value, outstanding.

         Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT

TABLE OF DEFINITIONS

AIG	American International Group, Inc.
AIG Capital	AIG Capital Corporation
AIG Funding	AIG Funding, Inc.
AIGFP	AIG Financial Products Corp.
Airbus	Airbus S.A.S.
AOCI	Accumulated other comprehensive income
Boeing	The Boeing Company
The Company, ILFC, we, our, us	International Lease Finance Corporation
CVA	Credit Value Adjustment
Department of the Treasury	United States Department of the Treasury
ECA	Export Credit Agency
ETI	Extraterritorial Income Exclusion
FASB	Financial Accounting Standards Board
Fitch	Fitch Ratings, Inc.
FRBNY	Federal Reserve Bank of New York
FSC	Foreign Sales Corporation
GAAP	Generally Accepted Accounting Principles in the United States of America
IASB	International Accounting Standards Board
IFRS	International Financial Reporting Standards
Master Transaction Agreement	Master Transaction Agreement, entered into by AIG on December 8, 2010, with the Department of the Treasury
Moody's	Moody's Investor Service, Inc.
MVA	Market Value Adjustment
OCI	Other comprehensive income
Part-out	Disassembly of an aircraft for the sale of its parts
SEC	U.S. Securities and Exchange Commission
S&P	Standard and Poor's, a division of The McGraw-Hill Companies, Inc.
SPE	Special Purpose Entity
TARP	Troubled Asset Relief Program
VIEs	Variable Interest Entities
WKSI	Well Known Seasoned Issuer

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents, including interest bearing accounts of $867,742 (2011) and $3,058,747 (2010)	$881,991	$3,067,697
Restricted cash, including interest bearing accounts of $362,947 (2011) and $402,373 (2010)	362,947	457,053
Notes receivable, net of allowance, and net investment in finance and sales-type leases	72,996	132,685
Flight equipment under operating leases	47,787,285	51,646,586
Less accumulated depreciation	11,948,846	13,120,421

	35,838,439	38,526,165
Flight equipment held for sale	—	255,178
Deposits on flight equipment purchases	246,426	184,410
Lease receivables and other assets	356,812	402,932
Derivative assets	255	60,150
Deferred debt issue costs, less accumulated amortization of $236,479 (2011) and $181,460 (2010)	281,499	232,576

	$38,041,365	$43,318,846

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued interest and other payables	$586,047	$689,606
Current income taxes	132,172	108,898
Secured debt financing, net of deferred debt discount of $18,675 (2011) and $22,309 (2010)	9,339,207	9,556,634
Unsecured debt financing, net of deferred debt discount of $40,669 (2011) and $47,977 (2010)	13,062,244	16,997,466
Subordinated debt	1,000,000	1,000,000
Foreign currency adjustment related to foreign currency denominated debt	—	165,400
Derivative liabilities	36,458	—
Security deposits, overhaul rental and other customer deposits	1,763,937	1,620,784
Rentals received in advance	281,781	284,115
Deferred income taxes	4,271,662	4,663,939
Commitments and Contingencies—Note N
SHAREHOLDERS' EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B, each having 500 shares issued and outstanding	100,000	100,000
Common stock—no par value; 100,000,000 authorized shares, 45,267,723 issued and outstanding	1,053,582	1,053,582
Paid-in capital	598,247	606,367
Accumulated other comprehensive (loss) income	(23,254)	(58,944)
Retained earnings	5,839,282	6,530,999

Total shareholders' equity	7,567,857	8,232,004

	$38,041,365	$43,318,846

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Dollars in thousands)

(Unaudited)

	September 30, 2011	September 30, 2010
REVENUES AND OTHER INCOME
Rental of flight equipment	$1,116,914	$1,181,303
Flight equipment marketing and gain on aircraft sales	3,791	1,985
Interest and other	2,448	28,247

	1,123,153	1,211,535

EXPENSES
Interest	388,442	414,959
Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	7,480	1,806
Depreciation of flight equipment	468,096	471,958
Aircraft impairment charges on flight equipment held for use	1,448,914	348,357
Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed	10,085	59,027
Flight equipment rent	4,500	4,500
Selling, general and administrative	58,952	66,917
Other expenses	9,110	1,196

	2,395,579	1,368,720

LOSS BEFORE INCOME TAXES	(1,272,426)	(157,185)
Income tax benefit	(434,741)	(51,650)

NET LOSS	$(837,685)	$(105,535)

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Dollars in thousands)

(Unaudited)

	September 30, 2011	September 30, 2010
REVENUES AND OTHER INCOME
Rental of flight equipment	$3,369,288	$3,574,977
Flight equipment marketing and gain on aircraft sales	6,640	3,311
Interest and other	41,270	50,024

	3,417,198	3,628,312

EXPENSES
Interest	1,203,010	1,157,533
Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	9,571	46,655
Depreciation of flight equipment	1,380,316	1,437,857
Aircraft impairment charges on flight equipment held for use	1,448,914	356,506
Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed	157,210	465,440
Loss on extinguishment of debt	61,093	—
Flight equipment rent	13,500	13,500
Selling, general and administrative	153,756	143,547
Other expenses	38,836	88,713

	4,466,206	3,709,751

LOSS BEFORE INCOME TAXES	(1,049,008)	(81,439)
Income tax benefit	(357,724)	(23,731)

NET LOSS	$(691,284)	$(57,708)

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Dollars in thousands)

(Unaudited)

	September 30, 2011	September 30, 2010
NET LOSS	$(837,685)	$(105,535)

OTHER COMPREHENSIVE INCOME (LOSS)
Net changes in fair value of cash flow hedges, net of taxes of $(8,411) (2011) and $6,630 (2010) and net of reclassification adjustments	15,620	(12,314)
Change in unrealized appreciation on securities available for sale, net of taxes of $44 (2011) and $(93) (2010) and net of reclassification adjustments	(81)	173

	15,539	(12,141)

COMPREHENSIVE LOSS	$(822,146)	$(117,676)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Dollars in thousands)

(Unaudited)

	September 30, 2011	September 30, 2010
NET LOSS	$(691,284)	$(57,708)

OTHER COMPREHENSIVE (LOSS) INCOME
Net changes in fair value of cash flow hedges, net of taxes of $(19,375) (2011) and $(33,542) (2010) and net of reclassification adjustments	35,983	62,292
Change in unrealized appreciation on securities available for sale, net of taxes of $158 (2011) and $(27) (2010) and net of reclassification adjustments	(292)	50

	35,691	62,342

COMPREHENSIVE (LOSS) INCOME	$(655,593)	$4,634

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Dollars in thousands)

(Unaudited)

	September 30, 2011	September 30, 2010
OPERATING ACTIVITIES
Net loss	$(691,284)	$(57,708)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	1,380,316	1,437,857
Deferred income taxes	(411,496)	(80,965)
Derivative instruments	(118,489)	181,575
Foreign currency adjustment of non-US$ denominated debt	104,800	(172,920)
Amortization of deferred debt issue costs	53,718	36,041
Amortization of debt discount	36,544	8,472
Amortization of prepaid lease costs	10,942	29,720
Aircraft impairment charges and fair value adjustments	1,606,124	821,943
Lease expenses related to aircraft sales	(3,062)	89,875
Other, including foreign exchange adjustments on foreign currency denominated cash and gain on aircraft sales	(17,620)	(52,104)
Changes in operating assets and liabilities:
Lease receivables and other assets	8,944	107,881
Accrued interest and other payables	(104,115)	70,942
Current income taxes	23,274	53,614
Tax benefit sharing payable to AIG	—	(85,000)
Rentals received in advance	(2,334)	(39,168)

Net cash provided by operating activities	1,876,262	2,350,055

INVESTING ACTIVITIES
Acquisition of flight equipment	(231,466)	(226,240)
Payments for deposits and progress payments	(110,229)	(36,295)
Proceeds from disposal of flight equipment	248,205	1,296,692
Net change in restricted cash	94,106	(364,338)
Collections on notes receivable and finance and sales-type leases	51,361	87,408
Other	(6,024)	(5,091)

Net cash provided by investing activities	45,953	752,136

FINANCING ACTIVITIES
Loans from AIG Funding	—	(3,909,567)
Proceeds from debt financing	3,416,359	8,712,495
Payments in reduction of debt financing, net of foreign currency swap settlements	(7,579,948)	(4,569,316)
Debt issue costs	(103,942)	(170,098)
Payment of common and preferred dividends	(433)	(440)
Security and rental deposits received	83,855	101,362
Security and rental deposits returned	(79,423)	(43,077)
Transfers of security and rental deposits on sales of aircraft	(19,391)	(98,087)
Overhaul rentals collected	411,157	431,099
Overhaul deposits reimbursed	(264,679)	(232,252)
Transfer of overhauls rentals on sales of aircraft	(18,623)	(66,978)
Net change in other deposits	46,983	11,650

Net cash (used in) provided by financing activities	(4,108,085)	166,791

Net (decrease) increase in cash	(2,185,870)	3,268,982
Effect of exchange rate changes on cash	164	(1,033)
Cash at beginning of period	3,067,697	336,911

Cash at end of period	$881,991	$3,604,860

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Continued)

(Dollars in thousands)

(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	September 30, 2011		September 30, 2010
Cash paid during the period for:
Interest, excluding interest capitalized of $5,652 (2011) and $4,669 (2010)	$1,356,825		$1,102,601
Income taxes, net	30,498	(a)	3,620

(a)
Approximately $26 million was paid to AIG for ILFC tax liability.

Non-Cash Investing and Financing Activities

2011:

  Flight equipment held for sale in the amount of $76,438 were reclassified to Flight equipment under operating leases in the amount of $78,673, with $2,235 realized in income when the aircraft no longer met the criteria for being classified as held for sale.

  Deposits on flight equipment purchases of $58,071 were applied to Acquisition of flight equipment under operating leases.

  Customer deposits of $13,244 were forfeited and recognized in income.

  Flight equipment under operating leases was received from a customer in the amount of $5,500 in lieu of rent payments.

  Flight equipment under operating leases in the amount of $3,050 were reclassified to Notes receivable, net of allowance, and net investment in finance and sales-type leases in the amount of $2,287, with $763 recognized in income upon the sale of the aircraft through a sales-type lease.

2010:

  Flight equipment under operating leases in the amount of $2,221,454 was transferred to Flight equipment held for sale, of which $1,246,527 was subsequently sold.

  Net investment in finance leases of $192,161 was transferred to Flight equipment under operating leases.

  Flight equipment under operating leases with a net book value of $60,780 was transferred to Lease receivables and other assets, with $10,400 recorded in income, to record proceeds receivable for the total loss of two aircraft.

  $36,799 of Deposits on flight equipment purchases were applied to Acquisition of flight equipment under operating leases.

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

A. Basis of Preparation

        ILFC is a subsidiary of AIG Capital, which in turn is a direct wholly-owned subsidiary of AIG. AIG is a holding company, which, through its subsidiaries, is primarily engaged in a broad range of insurance and insurance-related activities in the United States and abroad. The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

        The accompanying unaudited, condensed, consolidated financial statements include our accounts and accounts of all other entities in which we have a controlling financial interest. See Note O—Variable Interest Entities for further discussions on VIEs. All material intercompany accounts have been eliminated in consolidation.

        Results for the nine month period ended September 30, 2011, include an out of period adjustment recorded in the three months ended June 30, 2011, which related to prior quarters and years and which increased pre-tax income by $8.3 million. This adjustment relates principally to the forfeiture of share-based deferred compensation awards for certain employees who terminated their employment with us in 2010. Management has determined, after evaluating the quantitative and qualitative aspects of this out of period adjustment, that our current and prior period financial statements are not materially misstated and that the out of period adjustment will not be material to our estimated results of operations for the year ended December 31, 2011.

        In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included. Certain reclassifications have been made to the 2010 unaudited, condensed, consolidated financial statements to conform to the 2011 presentation. Operating results for the nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

B. Recent Accounting Pronouncements

Adoption of Recent Accounting Standard:

  A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring

        In April 2011, the FASB issued an accounting standard update that amends the guidance for a creditor's evaluation of whether a restructuring is a troubled debt restructuring and requires additional disclosures about a creditor's troubled debt restructuring activities. The new standard clarifies the existing guidance on the two criteria used by creditors to determine whether a modification or restructuring is a troubled debt restructuring: (i) whether the creditor has granted a concession and (ii) whether the debtor is experiencing financial difficulties. We adopted the standard in the third quarter of 2011. The standard requires us to apply the guidance retrospectively for all modifications and restructuring activities that have occurred since January 1, 2011. For receivables that are considered newly impaired under the guidance, the standard requires us to measure the impairment of those receivables prospectively. In addition, the standard requires us to provide disclosures about

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

B. Recent Accounting Pronouncements (Continued)

troubled debt restructuring activities. The adoption of this standard had no effect on our financial position, results of operations or cash flows because we have not had any troubled debt restructuring during 2011.

Future Application of Accounting Standards:

  Common Fair Value Measurements and Disclosure Requirements in GAAP and IFRS

        In May 2011, the FASB issued an accounting standard update that amends certain aspects of the fair value measurement guidance in GAAP, primarily to achieve the FASB's objective of a converged definition of fair value and substantially converged measurement and disclosure guidance with IFRS. Consequently, when the new standard becomes effective on January 1, 2012, GAAP and IFRS will be consistent, with certain exceptions including the accounting for day one gains and losses, measuring the fair value of alternative investments measured on a net asset value basis and certain disclosure requirements.

        The new standard's fair value guidance applies to all companies that measure assets, liabilities, or instruments classified in shareholders' equity at fair value or provide fair value disclosures for items not recorded at fair value. While many of the amendments to GAAP are not expected to significantly affect current practice, the guidance clarifies how a principal market is determined, addresses the fair value measurement of financial instruments with offsetting market or counterparty credit risks and the concept of valuation premise (i.e., in-use or in exchange) and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and requires additional disclosures.

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

  Presentation of Comprehensive Income

        In June 2011, the FASB issued an accounting standard update that requires the presentation of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components, followed consecutively by a second statement that presents total other comprehensive income and its components. This presentation is effective January 1, 2012, and is required to be applied retrospectively. Early adoption is permitted. Adoption of the new standard will not have a significant effect on our consolidated financial statements because we already use the two-statement approach to present comprehensive income.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

C. Restricted Cash

        We entered into ECA facility agreements in 1999 and 2004 through subsidiaries. See Note H—Debt Financings. We had no loans outstanding under the 1999 ECA facility as of September 30, 2011. Because of our current long-term debt ratings, the 2004 ECA facility requires us to segregate security deposits, overhaul rentals and rental payments received under the leases of the aircraft funded under the 2004 ECA facility (segregated rental payments are used to make scheduled principal and interest payments on the outstanding debt). The segregated funds are deposited into separate accounts pledged to and controlled by the security trustee of the 2004 ECA facility. At September 30, 2011, and December 31, 2010, respectively, we had segregated security deposits, overhaul rentals and rental payments aggregating approximately $362.9 million and $393.7 million related to aircraft funded under the 2004 ECA facility. The segregated amounts fluctuate with changes in security deposits, overhaul rentals, rental payments and debt maturities related to the aircraft funded under the 2004 ECA facility. In addition, if a default resulting in an acceleration of the obligations under the 2004 ECA facility were to occur, pursuant to a cross-collateralization agreement, we would have to segregate lease payments, overhaul rentals and security deposits received after such acceleration event occurred relating to all the aircraft funded under the 1999 ECA facility, even though those aircraft are no longer subject to a loan at September 30, 2011.

        In March 2010, we entered into a $550 million secured term loan through a newly formed subsidiary. The proceeds from this transaction were restricted until the collateral was transferred to certain of our subsidiaries that guarantee the debt on a secured basis and whose equity was pledged to secure the term loan. At December 31, 2010, $63.3 million remained restricted, all of which had become available to us as of September 30, 2011.

        The subsidiaries described above meet the definition of a VIE and have been designated as non-restricted subsidiaries under our indentures. See Note H—Debt Financings and Note O—Variable Interest Entities.

D. Allowance for Credit Losses

        On occasion we enter into finance or sales-type leases, or in limited circumstances we will advance cash, or accept a note receivable, in conjunction with the sale of an aircraft. At September 30, 2011, we had five aircraft under finance and sales-type leases with aggregate principal balance of $63.6 million and notes receivable with aggregate principal balance, net of allowance, of $9.4 million. At December 31, 2010, the principal related to four aircraft under finance leases aggregated $67.6 million and we had notes receivable with aggregate principal balance, net of allowance, of $65.1 million.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

D. Allowance for Credit Losses (Continued)

        We had the following activity in our allowance for credit losses on notes receivable for the following period:

(Dollars in thousands)
Allowance for credit losses:
Balance at December 31, 2010	$21,042
Provision	21,899
Write-offs	—
Recoveries	(1,531)

Balance at September 30, 2011	$41,410

E. Aircraft Impairment Charges on Flight Equipment Held for Use

Three and nine months ended September 30, 2011

        Management evaluates quarterly the need to perform a recoverability assessment of held for use aircraft considering the requirements under GAAP and performs this assessment at least annually for all aircraft in our fleet. The undiscounted cash flows in the recoverability assessment consist of cash flows from currently contracted leases, future projected lease cash flows, including contingent rentals and an estimated disposition value, as appropriate, for each aircraft. Management is very active in the aircraft leasing industry and develops the assumptions used in the recoverability assessment based on its knowledge of active lease contracts, current and future expectations of the global demand for a particular aircraft type and historical experience in the aircraft leasing market and aviation industry, as well as information received from third party sources.

        We perform an annual analysis of the recoverability of each individual aircraft in our fleet during the third quarter ("Assessment"). As part of this process, we update all critical and significant assumptions used in the impairment analysis, including projected lease rates and terms, residual values, overhaul rental realization and aircraft holding periods. Management uses its judgment when determining assumptions used in the recoverability analysis, taking into consideration historical data, current macro-economic and industry trends and conditions, and any changes in management's end-of-life strategy for specific aircraft. In monitoring the aircraft in our fleet for impairment charges on an on-going basis, we consider facts and circumstances, including potential sales and part-outs, that would require us to modify our assumptions used in our recoverability assessments and prepare revised recoverability assessments as necessary.

        In the Assessment performed during the third quarter of 2011, we considered recent developments including:

  •
  The impact of fuel price volatility and higher average fuel prices, resulting in fuel costs representing a higher percentage of airlines operating costs, which has affected airline strategies related to out-of-production aircraft.

  •
  The growing impact of new technology aircraft (announcements, deliveries and order backlog) on current and future demand for mid-generation aircraft.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

E. Aircraft Impairment Charges on Flight Equipment Held for Use (Continued)

  •
  The higher production rates sustained by manufacturers for more fuel efficient newer generation aircraft during the recent economic downturn.

  •
  The unfavorable impact of low rates of inflation on aircraft values.

  •
  Current market conditions and future industry outlook for future marketing of older mid-generation and out-of-production aircraft.

  •
  Decreasing number of lessees for older aircraft.

        In addition to these factors we considered our newly acquired end-of-life management capabilities from our acquisition of AeroTurbine, which we finalized on October 7, 2011, and its impact on our strategy. While our overall business model has not changed, our expectation of how we may manage out-of-production aircraft, or aircraft that have been impacted by new technology developments, changed due to the AeroTurbine acquisition. The acquisition of AeroTurbine provides us with increased choices in managing the end-of-life of aircraft in our fleet and makes the part-out of an aircraft a more economically and commercially viable option by bringing the requisite capabilities in-house and eliminating the payment of commissions to third parties. Parting-out aircraft will also enable us to retain more cash flows from an aircraft during the last cycle of its life by allowing us to eliminate certain maintenance costs and realize higher net overhaul revenues.

        As part of the Assessment performed during the three months ended September 30, 2011, management performed a review of aircraft in our fleet that are currently out-of-production, or aircraft that have been impacted by new technology developments. The purpose of the review was to identify end-of-life options that are the most likely to occur on an individual aircraft basis in light of market conditions and the AeroTurbine acquisition. Most of the aircraft reviewed were in the second half of their estimated 25 year useful life. The current economic environment for these aircraft has been challenging and the outlook is expected to become more challenging due to the trends noted above. All of these factors contributed to management's conclusion that many of these aircraft would be disposed of prior to the end of their previously estimated useful life.

        The result of the Assessment based on our updated assumptions and management's change in its end-of-life strategy for older generation aircraft indicated that the book values of 91 aircraft were not fully recoverable and these aircraft were deemed impaired as of September 30, 2011. The aircraft impaired were primarily out-of-production aircraft or aircraft that have been impacted by new technology developments that were included in the aforementioned review. We recorded impairment charges of $1.4 billion on the 91 impaired aircraft for the three and nine months ended September 30, 2011. The fair value of flight equipment is determined using an income approach based on the present value of cash flows from contractual lease agreements, contingent rentals where appropriate, and projected future lease payments, which extend to the end of the aircraft's economic life in its highest and best use configuration, as well as a disposition value, based on the expectations of market participants.

Three and nine months ended September 30, 2010

        At the end of the third quarter of 2010, we had 13 passenger-configured 747-400's and 11 A321-100's in our fleet. After consideration of then current marketplace factors, management's

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

E. Aircraft Impairment Charges on Flight Equipment Held for Use (Continued)

estimate of the future lease rates for 747-400's and A321-100's had declined significantly. The decline in expected lease rates for the 747-400's was due to a number of unfavorable trends, including lower overall demand, as airlines replace their 747-400's with more efficient newer generation widebody aircraft. As a result, the global supply of 747-400 aircraft that were for sale, or idle, had increased. It was expected that these unfavorable trends would persist and that the global supply of 747-400's that were for sale or idle would continue to increase in the future. The decline in A321-100 lease rates was primarily due to continued and accelerated decrease in demand for this aircraft type, which is attributable to its age and limited mission application.

        As a result of the decline in lease rates, seven 747-400's, five A321-100's, and three other aircraft in our fleet held for use were deemed impaired in the third quarter of 2010 when we performed our Assessment. As a result, we recorded impairment charges aggregating $356.5 million to record these aircraft at their respective fair values.

  Change in Accounting Estimate

        Our general depreciation policy is to depreciate aircraft on a straight line basis over an estimated useful life of 25 years, from the date of manufacturing, to a 15% residual value. Most aircraft in our fleet are depreciated using our general depreciation policy. For either out-of-production aircraft or aircraft for which their demand has been affected by new technology developments and freighter aircraft, we have applied a different useful life based on our estimated disposal date and an estimated residual value for each aircraft.

        In the third quarter of 2011, when we performed our full fleet annual assessment of aircraft recoverability, management evaluated and updated many key assumptions regarding our fleet, including the holding period, residual value and end-of-life options of out-of-production aircraft, or aircraft impacted by new technology developments. Management concluded that we currently expect to dispose of certain aircraft prior to the conclusion of their previously estimated useful lives. As discussed above, our decision for changing the estimated useful lives and residual values of these aircraft were based on recent developments and, in part, on our acquisition of AeroTurbine, which we completed on October 7, 2011, which will give us economically viable disposal options with the in-house capability to part-out aircraft. Based on the evaluation, management concluded that we will change the estimated useful life and/or residual value for 239 out-of-production aircraft or aircraft impacted by new technology developments beginning in the fourth quarter of 2011. These 239 aircraft are either out-of-production aircraft or aircraft for which their demand has been affected by new technology developments. The aggregate net book value of the 239 aircraft at September 30, 2011, subsequent to impairments recorded, was approximately $6.4 billion. We also will change the estimated useful life of our ten freighter aircraft to 25 years, primary due to the prospect of more fuel efficient wide-body aircraft entering the market place, which will diminish demand for older freighters in the future.

        The revisions in our estimates used in the calculation of depreciation expense will accelerate the future depreciation on the above mentioned aircraft, which will be partly offset by the reduction in carrying value due to impairment charges recorded on many of these aircraft through September 30, 2011. As a result of these factors, we estimate our depreciation expense will increase for these aircraft by approximately $35 million in the fourth quarter of 2011, as compared to the three months ended

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

E. Aircraft Impairment Charges on Flight Equipment Held for Use (Continued)

September 30, 2011. Further, over time, future depreciation is expected to decrease as these aircraft reach the end of their holding periods. We estimate an annual increase in depreciation for the year ended December 31, 2012, of approximately $80 million for these aircraft.

F. Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed

        From time to time we will dispose of aircraft from our fleet held for use prior to the conclusion of their useful life, most frequently through either a sale or part-out. As part of the recurring assessment of our fleet, management assesses potential transactions and the likelihood that each individual aircraft will continue to be held for use as part of our leased fleet, or if the aircraft will be disposed as mentioned above. If management determines that it is more likely than not that an aircraft will disposed of through either a sale or part-out as a result of a potential transaction, the aircraft, if impaired, is recorded at the lower of fair market value or its current carrying value, with any necessary adjustments recorded in income. Further, if the aircraft meets the criteria to be classified as Flight equipment held for sale, we will reclassify the aircraft from Flight equipment under operating leases into Flight equipment held for sale (subsequent to recording any necessary impairment charges or fair value adjustments).

        We reported the following impairment charges and fair value adjustments on flight equipment sold or to be disposed during the three and nine months ended September 30, 2011 and 2010, respectively:

	Three Months Ended					Nine months Ended
	September 30, 2011			September 30, 2010		September 30, 2011		September 30, 2010
Loss/(Gain)	Aircraft Impaired or Adjusted		Impairment Charges and Fair Value Adjustments	Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments	Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments	Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments
	(Dollars in millions)
Impairment charges and fair value adjustments on aircraft likely to be sold or sold	2	(a)	$10.1	5	$37.4	16	$158.2	7	$70.1
Fair value adjustments on held for sale aircraft sold or transferred from held for sale back to flight equipment under operating leases(b)	—		—	3	21.6	10	(3.5)	59	382.9
Impairment charges on aircraft designated for part-out	—		—	—	—	1	2.5	1	12.4

Total Impairment charges and fair value adjustments on flight equipment	2		$10.1	8	$59.0	27	$157.2	67	$465.4

(a)
Excludes two aircraft that were impaired or adjusted in prior quarters, but for which additional charges were recorded in the current period.

(b)
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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

F. Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed (Continued)

Three months ended September 30, 2011

        Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed totaled $10.1 million for the three months ended September 30, 2011. This amount was the result of (i) $9.3 million of impairment charges on an aircraft that we were in negotiations with third parties to sell and we deemed more likely than not to be sold, but did not meet the criteria required to be classified as Flight equipment held for sale; and (ii) fair value adjustments of $0.8 million on an aircraft previously designated for part-out that were sold to a third party through a sales-type lease transaction.

Three months ended September 30, 2010

        Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed totaled $59.0 million for the three months ended September 30, 2010, due to the following factors:

  •
  $37.4 million of fair value adjustments were recorded on five aircraft we sold or deemed more likely than not to be sold.

  •
  $21.6 million of impairment charges were recorded on three aircraft that met the criteria for and were classified as Flight equipment held for sale.

Nine months ended September 30, 2011

        Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed totaled $157.2 million for the nine months ended September 30, 2011, due to the following factors:

  •
  $158.2 million of impairment charges and fair value adjustments were recorded relating to (i) fair value adjustments aggregating $17.3 million on five aircraft sold to third parties from our fleet held for use; and (ii) impairment charges of $140.9 million on 11 aircraft that we were in negotiations with third parties to sell and we deemed more likely than not to be sold, but did not meet the criteria required to be classified as Flight equipment held for sale.

  •
  $3.5 million of fair value credit adjustments were recorded on aircraft reclassified to or from Flight equipment held for sale. During the nine months ended September 30, 2011, we had one aircraft that met the criteria for and was classified as Flight equipment held for sale. In addition, we determined that three aircraft that we had previously classified as Flight equipment held for sale no longer met the criteria and reclassified those aircraft to Flight equipment under operating lease. In accordance with GAAP, we recorded the three aircraft at the lower of depreciated cost, had the aircraft never been classified as Flight equipment held for sale, or its fair value at the date of the reclassification of the aircraft. We recorded fair value credit adjustments of $0.3 million related to these aircraft. We also sold six aircraft that were classified as Flight equipment held for sale, including one aircraft transferred during the period, and recorded fair value adjustments related to those aircraft aggregating a net credit of $3.2 million.

  •
  $2.5 million of impairment charges were recorded due to the designation of one aircraft for part-out to record the parts at their fair value. Subsequent to the designation, this aircraft was sold to a third party through a sales-type lease and is included in Notes receivable, net of allowance, and net investment in finance and sales-type leases on our Condensed, Consolidated Balance Sheet.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

F. Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed (Continued)

Nine months ended September 30, 2010

        Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed totaled $465.4 million for the nine months ended September 30, 2010, due to the following factors:

  •
  $51.7 million of impairment charges were recorded on five aircraft that we were in negotiations with third parties to sell and we deemed more likely than not to be sold, but did not meet the criteria required to be classified as Flight equipment held for sale. In addition, we recorded fair value adjustments of $18.4 million in connection with the sale of two aircraft.

  •
  $382.9 million of impairment charges were recorded on 59 aircraft reclassified to Flight equipment held for sale. On April 13, 2010, to generate liquidity to repay maturing debt obligations, we signed an agreement to sell 53 aircraft from our existing fleet to a third party for an aggregate purchase price of approximately $2.0 billion. On July 6, 2010, we signed an agreement to sell an additional six aircraft to another third party. As of September 30, 2010, 58 of the 59 aircraft met the criteria to be recorded as Flight equipment held for sale. During the nine months ended September 30, 2010, we reclassified one additional aircraft to Flight equipment held for sale.

  •
  $12.4 million of impairment charges were recorded due to the designation of one aircraft for part-out to record the parts at their fair value. The fair value of the parts is included in Lease receivables and other assets on our Condensed, Consolidated Balance Sheet.

G. Flight Equipment Held for Sale

        We had the following activity in Flight equipment held for sale for the nine months ended September 30, 2011:

Flight Equipment Held for Sale

	Number of Aircraft	Carrying Value
	(Dollars in thousands)
Balance at December 31, 2010	9	$255,178
Transferred from Flight equipment held for sale to Flight equipment under operating leases	(3)	(76,438)
Transferred from Flight equipment under operating leases to Flight equipment held for sale	1	5,220
Flight equipment sold	(7)	(183,960)

Flight equipment held for sale at September 30, 2011	—	$—

        At September 30, 2011, we did not have any aircraft that met the criteria for, and were classified as, Flight equipment held for sale. At December 31, 2010, we had nine aircraft that met the criteria for, and were classified as, Flight equipment held for sale. The balance in Flight equipment held for sale of $255.2 million at December 31, 2010, represents the estimated fair value of such aircraft less

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

G. Flight Equipment Held for Sale (Continued)

cost to sell. We cease recognition of depreciation expense on aircraft subsequent to transferring them from Flight equipment under operating leases. During the nine months ended September 30, 2011, we transferred three aircraft that no longer met the criteria for Flight equipment held for sale to Flight equipment under operating leases.

        In addition, we sold seven aircraft that were classified as Flight equipment held for sale and recorded fair value adjustments related to those aircraft aggregating net credits of $3.5 million for the nine months ended September 30, 2011.

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

H. Debt Financings

        Our debt financing was comprised of the following at the following dates:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Secured
Senior secured bonds	$3,900,000	$3,900,000
ECA financings	2,411,609	2,777,285
Bank debt(a)	1,746,273	1,601,658
Other secured financings	1,300,000	1,300,000
Less: Deferred debt discount	(18,675)	(22,309)

	9,339,207	9,556,634
Unsecured
Bonds and Medium-Term Notes	13,029,773	16,810,843
Bank debt	73,140	234,600
Less: Deferred debt discount	(40,669)	(47,977)

	13,062,244	16,997,466

Total Senior Debt Financings	22,401,451	26,554,100
Subordinated Debt	1,000,000	1,000,000

	$23,401,451	$27,554,100

(a)
Of this amount, $101.2 million (2011) and $113.7 million (2010) is non-recourse to ILFC. These secured financings were incurred by VIEs and consolidated into our condensed, consolidated financial statements.

        The above amounts represent the anticipated settlement of our outstanding debt obligations as of September 30, 2011 and December 31, 2010. Certain adjustments required to present currently

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

H. Debt Financings (Continued)

outstanding hedged debt obligations have been recorded and presented separately on our Condensed, Consolidated Balance Sheets, including adjustments related to foreign currency hedging and interest rate hedging activities.

        For some of our secured debt financings, we created direct and indirect wholly-owned subsidiaries for the purpose of purchasing and holding title to aircraft, and we pledged the equity of those subsidiaries as collateral. These subsidiaries have been designated as non-restricted subsidiaries under our indentures and meet the definition of a VIE. We have determined that we are the primary beneficiary of such VIEs and, accordingly, we consolidate such entities into our condensed, consolidated financial statements. See Note O—Variable Interest Entities for more information on VIEs.

        At September 30, 2011, approximately $21.2 billion of our flight equipment was pledged as collateral for the $9.4 billion of secured debt outstanding.

Senior Secured Bonds

        On August 20, 2010, we issued $3.9 billion of senior secured notes, with $1.35 billion maturing in September 2014 and bearing interest of 6.5%, $1.275 billion maturing in September 2016 and bearing interest of 6.75%, and $1.275 billion maturing in September 2018 and bearing interest of 7.125%. The notes are secured by a designated pool of aircraft, initially consisting of 174 aircraft and their equipment and related leases, and cash collateral when required. In addition, two of our subsidiaries, which either own or hold leases of aircraft included in the pool securing the notes, have guaranteed the notes. We can redeem the notes at any time prior to their maturity, provided we give notification between 30 to 60 days prior to the intended redemption date and subject to a penalty of the greater of 1% of the outstanding principal amount and a "make-whole" premium. There is no sinking fund for the notes.

        The indenture and the aircraft mortgage and security agreement governing the senior secured notes contain customary covenants that, among other things, restrict our and our restricted subsidiaries' ability to: (i) create liens; (ii) sell, transfer or otherwise dispose of the assets serving as collateral for the senior secured notes; (iii) declare or pay dividends or acquire or retire shares of our capital stock; (iv) designate restricted subsidiaries as non-restricted subsidiaries or designate non-restricted subsidiaries; and (v) make investments in or transfer assets to non-restricted subsidiaries. The indenture also restricts our and the subsidiary guarantors' ability to consolidate, merge, sell or otherwise dispose of all, or substantially all, of our assets.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

H. Debt Financings (Continued)

Export Credit Facilities

        We entered into ECA facility agreements in 1999 and 2004 through certain direct and indirect wholly owned subsidiaries that have been designated as non-restricted subsidiaries under our indentures. The 1999 and 2004 ECA facilities were used to fund purchases of Airbus aircraft through 2001 and June 2010, respectively. New financings are no longer available to us under either ECA facility.

        As of September 30, 2011, approximately $2.4 billion was outstanding under the 2004 ECA facility and no loans were outstanding under the 1999 ECA facility. The interest rates on the loans outstanding under the 2004 ECA facility are either fixed or based on LIBOR and ranged from 0.37% to 4.71% at September 30, 2011. The net book value of the aircraft purchased under the 2004 ECA facility was $4.3 billion at September 30, 2011. The loans are guaranteed by various European ECAs. We have collateralized the debt with pledges of the shares of wholly owned subsidiaries that hold title to the aircraft financed under the facilities.

        Because of our current long-term debt ratings, the 2004 ECA facility requires us to segregate security deposits, overhaul rentals and rental payments received for aircraft with loan balances outstanding under the 2004 ECA facility. See Note C—Restricted Cash. In addition, we must register the existing individual mortgages on certain aircraft funded under both the 1999 and 2004 ECA facilities in the local jurisdictions in which the respective aircraft are registered. The mortgages are only required to be filed with respect to aircraft that have outstanding loan balances or otherwise as agreed in connection with the cross-collateralization agreement described below.

        During the first quarter of 2010, we entered into agreements to cross-collateralize the 1999 ECA facility with the 2004 ECA facility. As part of such cross-collateralization we (i) guaranteed the obligations under the 2004 ECA facility through our subsidiary established to finance Airbus aircraft under the 1999 ECA facility; (ii) agreed to grant mortgages over certain aircraft financed under the 1999 ECA facility and security interests over other collateral related to the aircraft financed under the 1999 ECA facility to secure the guaranty obligation; (iii) accepted a loan-to-value ratio (aggregating the loans and aircraft from the 1999 ECA facility and the 2004 ECA facility) of no more than 50%, in order to release liens (including the liens incurred under the cross-collateralization agreement) on any aircraft financed under the 1999 or 2004 ECA facilities or other assets related to the aircraft; and (iv) agreed to allow proceeds generated from certain disposals of aircraft to be applied to obligations under the 2004 ECA facility.

        We also agreed to additional restrictive covenants relating to the 2004 ECA facility, restricting us from (i) paying dividends on our capital stock with the proceeds of asset sales and (ii) selling or transferring aircraft with an aggregate net book value exceeding a certain disposition amount, which is currently approximately $10.2 billion. The disposition amount will be reduced by approximately $91.4 million at the end of each calendar quarter during the remainder of the effective period. The covenants are in effect from the date of the agreement until December 31, 2012. A breach of these restrictive covenants would result in a termination event for the ten loans funded subsequent to the date of the agreement and would make those loans, which aggregated $279.0 million at September 30, 2011, due in full at the time of such a termination event.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

H. Debt Financings (Continued)

        In addition, if a termination event resulting in an acceleration of the obligations under the 2004 ECA facility were to occur, pursuant to the cross-collateralization agreement, we would have to segregate lease payments, overhaul rentals and security deposits received after such acceleration event occurred relating to all the aircraft funded under the 1999 ECA facility, even though those aircraft are no longer subject to a loan at September 30, 2011.

Secured Bank Debt

        2006 Credit Facility:    We have a credit facility, dated October 13, 2006, as amended, under which the original maximum amount available was $2.5 billion. The amended facility prohibits us from re-borrowing amounts repaid under this facility. As of September 30, 2011, the size of the facility was $530 million.

        As of September 30, 2011, we had secured loans of $456.9 million outstanding under the facility, all of which will mature in October 2012. The interest on the secured loans is based on LIBOR plus a margin of 2.15%, plus facility fees of 0.2% on the outstanding principal balance, for an interest rate of 2.39% at September 30, 2011. The remaining $73.1 million outstanding under the facility consisted of unsecured loans that matured and were paid in full on their originally scheduled maturity date of October 13, 2011. See Unsecured Bank Debt below.

        The collateralization requirement under the amended facility provides that the $456.9 million of secured loans must be secured by a lien on the equity interests of certain of our non-restricted subsidiaries that own aircraft with aggregate appraised values of originally not less than 133% of the outstanding principal amount (the "Required Collateral Amount"). The credit facility includes an ongoing requirement, tested periodically, that the appraised value of the eligible aircraft owned by the pledged subsidiaries must be equal to or greater than 100% of the Required Collateral Amount. This ongoing requirement is subject to the right to transfer additional eligible aircraft to the pledged subsidiaries or ratably prepay the loans. We also guarantee the secured loans through certain other subsidiaries.

        The credit facility also contains financial and restrictive covenants that (i) limit our ability to incur indebtedness; (ii) restrict certain payments, liens and sales of assets by us; and (iii) require us to maintain a fixed charge coverage ratio and consolidated tangible net worth in excess of certain minimum levels.

        2011 Secured Term Loan:    On March 30, 2011, one of our non-restricted subsidiaries entered into a secured term loan agreement with lender commitments in the amount of approximately $1.3 billion, which was subsequently increased to approximately $1.5 billion. The loan matures on March 30, 2018, with scheduled principal payments commencing in June 2012, and bears interest at LIBOR plus a margin of 2.75%, or, if applicable, a base rate plus a margin of 1.75%. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain wholly-owned subsidiaries of the subsidiary borrower. The security granted initially includes a portfolio of 54 aircraft, together with attached leases and all related equipment, with an average appraised base market value, as defined in the loan agreement, of approximately $2.4 billion as of January 1, 2011, and the equity interests in certain SPEs that own the pledged aircraft and related equipment and leases.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

H. Debt Financings (Continued)

The $2.4 billion equals an initial loan-to-value ratio of approximately 65%. The proceeds of the loan are made available to the subsidiary borrower as aircraft are transferred to the SPEs, at an advance rate equal to 65% of the initial appraised value of the aircraft transferred to the SPEs. At September 30, 2011, approximately $1.2 billion had been advanced to the subsidiary borrower under the agreement.

        The subsidiary borrower will be required to maintain compliance with a maximum loan-to-value ratio, which varies over time, as set forth in the term loan agreement. If the subsidiary borrower does not maintain compliance with the maximum loan-to-value ratio, it will be required to prepay portions of the outstanding loans, deposit an amount in the cash collateral account or transfer additional aircraft to SPEs, subject to certain concentration criteria, so that the ratio is equal to or less than the maximum loan-to-value ratio.

        We can voluntarily prepay the loan at any time, subject to a 2% prepayment penalty prior to March 30, 2012, and a 1% prepayment penalty between March 30, 2012 and March 30, 2013. The loan facility contains customary covenants and events of default, including covenants that limit the ability of the subsidiary borrower and its subsidiaries to incur additional indebtedness and create liens, and covenants that limit the ability of ILFC, the subsidiary borrower and its subsidiaries to consolidate, merge or dispose of all or substantially all of their assets and enter into transactions with affiliates.

        2009 Aircraft Financings:    In May 2009, ILFC provided $39.0 million of subordinated financing to a non-restricted subsidiary. The entity used these funds and an additional $106.0 million borrowed from third parties to purchase an aircraft, which it leases to an airline. ILFC acts as servicer of the lease for the entity. The $106.0 million loan has two tranches. The first tranche is $82.0 million, fully amortizes over the lease term, and is non-recourse to ILFC. The second tranche is $24.0 million, partially amortizes over the lease term, and is guaranteed by ILFC. Both tranches of the loan are secured by the aircraft and the lease receivables. Both tranches mature in May 2018 with interest rates based on LIBOR. At September 30, 2011, the interest rates on the $82.0 million and $24.0 million tranches were 3.37% and 5.07%, respectively. The entity entered into two interest rate cap agreements to economically hedge the related LIBOR interest rate risk in excess of 4.00%. At September 30, 2011, $80.9 million was outstanding under the two tranches and the net book value of the aircraft was $133.5 million.

        In June 2009, we borrowed $55.4 million through a non-restricted subsidiary, which owns one aircraft leased to an airline. Approximately half of the original loan amortizes over five years and the remaining $27.5 million is due in 2014. The loan is non-recourse to ILFC and is secured by the aircraft and the lease receivables. The interest rate on the loan is fixed at 6.58%. At September 30, 2011, $42.2 million was outstanding and the net book value of the aircraft was $88.9 million.

Other Secured Financing Arrangements—2010 Term Loans

        On March 17, 2010, we entered into the following term loans:

  •
  A $750 million term loan agreement secured by 43 aircraft and all related equipment and leases. The aircraft had an average appraised base market value, as defined in the loan agreement, of

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

H. Debt Financings (Continued)

    approximately $1.3 billion, for an initial loan-to-value ratio of approximately 56%. The loan matures on March 17, 2015, and bears interest at LIBOR plus a margin of 4.75% with a LIBOR floor of 2.0%. The principal of the loan is payable in full at maturity with no scheduled amortization, but we can voluntarily prepay the loan at any time.

  •
  A $550 million term loan agreement entered into through a newly formed non-restricted subsidiary. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain non-restricted subsidiaries of ILFC that hold title to 37 aircraft. The aircraft had an average appraised base market value, as defined in the loan agreement, of approximately $969 million, for an initial loan-to-value ratio of approximately 57%. The loan matures on March 17, 2016, and bears interest at LIBOR plus a margin of 5.0% with a LIBOR floor of 2.0%. The principal of the loan is payable in full at maturity with no scheduled amortization. We can voluntarily prepay the loan at any time, subject to a 1% prepayment penalty prior to March 17, 2012.

        The loans require a loan-to-value ratio of no more than 63%. If we, or the subsidiary borrower, do not maintain compliance with the maximum loan-to-value ratio, we will be required to either prepay portions of the outstanding loans or transfer additional aircraft to SPEs, subject to certain concentration criteria, so that the ratio is equal to or less than the maximum loan-to-value ratio.

        The loans also contain customary covenants and events of default, including limitations on our and our subsidiaries' ability, as applicable, to create liens; incur additional indebtedness; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into transactions with affiliates.

Unsecured Bonds and Medium-Term Notes

        Shelf Registration Statement:    We have an effective shelf registration statement filed with the SEC. As a result of our WKSI status, we have an unlimited amount of debt securities registered for sale under the shelf registration statement.

        Under our shelf registration statement, we issued: (i) $1.0 billion of 5.75% notes due 2016 and $1.25 billion of 6.25% notes due 2019 on May 24, 2011; (ii) $1.0 billion of 8.25% notes due 2020 on December 7, 2010; and (iii) $500 million of 8.875% notes due 2017 on August 20, 2010. At September 30, 2011, we also had $6.5 billion of public bonds and medium-term notes outstanding, with interest rates ranging from 0.60% to 7.50%, which we had issued in prior years under previous registration statements.

        The aggregate net proceeds from the sale of the notes issued on May 24, 2011, were approximately $2.22 billion after deducting underwriting discounts and commissions, fees and estimated offering expenses. The net proceeds from the sale of the notes were primarily used to purchase notes validly tendered and accepted in our tender offers that we announced during the second quarter of 2011 to purchase various series of our outstanding debt securities for up to $1.75 billion cash consideration, as further discussed below.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

H. Debt Financings (Continued)

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

        Euro Medium-Term Note Programme:    We had a $7.0 billion Euro Medium-Term Note Programme, which we did not renew when it expired in September 2011. Notes of $1.2 billion previously outstanding under such Programme were repaid in full at their maturity in August 2011, leaving no amounts outstanding under the Programme. We had hedged the notes into U.S. dollars and fixed the interest rates at a range of 5.355% to 5.367%. The foreign exchange adjustment for the foreign currency denominated notes was $165.4 million at December 31, 2010.

        A rollforward for the nine months ended September 30, 2011, of the foreign currency adjustment related to foreign currency denominated notes is presented below:

(Dollars in thousands)
Foreign currency adjustment related to foreign currency denominated debt at December 31, 2010	$165,400
Foreign currency period adjustment of non-US$ denominated debt	104,800
Repayment of debt principal from cash receipts under derivative contracts at the maturity of the debt and the derivative contract(a)	(270,200)

Foreign currency adjustment related to foreign currency denominated debt at September 30, 2011	$—

(a)
We had hedged the foreign currency exposure through foreign currency swaps.

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

September 30, 2011

(Unaudited)

H. Debt Financings (Continued)

we were unable to consummate the exchange offer by such date. We completed the exchange offer on May 5, 2011, at which time the applicable interest rate reverted to the original level.

        The indenture governing the notes contains customary covenants that, among other things, restrict our, and our restricted subsidiaries', ability to (i) incur liens on assets; (ii) declare or pay dividends or acquire or retire shares of our capital stock during certain events of default; (iii) designate restricted subsidiaries as non-restricted subsidiaries or designate non-restricted subsidiaries; (iv) make investments in or transfer assets to non-restricted subsidiaries; and (v) consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets.

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

Unsecured Bank Debt

        2011 Credit Facility:    On January 31, 2011, we entered into a $2.0 billion unsecured three-year revolving credit facility with a group of 11 banks that will expire on January 31, 2014. This revolving credit facility provides for interest rates based on either a base rate or LIBOR plus an applicable margin determined by a ratings-based pricing grid. The credit agreement contains customary events of default and restrictive financial covenants that require us to maintain a minimum fixed charge coverage ratio, a minimum consolidated tangible net worth and a maximum ratio of consolidated debt to consolidated tangible net worth. As of September 30, 2011, no amounts were outstanding under this revolving credit facility.

        2006 Credit Facility:    As of September 30, 2011, $73.1 million of unsecured loans were outstanding under our credit agreement dated as of October 13, 2006. These loans matured and were paid in full on October 13, 2011, the original maturity date for this credit facility. The interest on the loans was based on LIBOR plus a margin of 0.65% plus facility fees of 0.2% of the outstanding balance. The remaining outstanding loans under the agreement, as amended, are secured and mature in October 2012. See Secured Bank Debt above.

Subordinated Debt

        In December 2005, we issued two tranches of subordinated debt totaling $1.0 billion. Both tranches mature on December 21, 2065, but each tranche has a different call option. The $600 million tranche had a call option date of December 21, 2010, and the $400 million tranche has a call option date of December 21, 2015. We did not exercise the call option at December 21, 2010, and the interest rate on the $600 million tranche changed from a fixed interest rate of 5.90% to a floating rate with an initial credit spread of 1.55% plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. The interest will reset quarterly and at September 30, 2011, the interest rate was 4.77%. The $400 million tranche has a fixed interest rate of 6.25% until the 2015

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

H. Debt Financings (Continued)

call option date, and if we do not exercise the call option, the interest rate will change to a floating rate, reset quarterly, based on the initial credit spread of 1.80% plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. If we choose to redeem the $600 million tranche, we must pay 100% of the principal amount of the bonds being redeemed, plus any accrued and unpaid interest to the redemption date. If we choose to redeem only a portion of the outstanding bonds, at least $50 million principal amount of the bonds must remain outstanding.

I. Derivative Activities

        We use derivatives to manage exposures to interest rate and foreign currency risks. At September 30, 2011, we had interest rate swap agreements with a related counterparty and interest rate cap agreements with an unrelated counterparty. During the nine months ended September 30, 2011, we were party to two foreign currency swap agreements with a related counterparty that matured during such period.

        We record changes in fair value of derivatives in income or OCI depending on the designation of the hedge as either a fair value hedge or cash flow hedge, respectively. Where hedge accounting is not achieved, the change in fair value of the derivative is recorded in income. In the case of a de-designation of a derivative contract, the balance accumulated in AOCI at the time of the de-designation is amortized into income over the remaining life of the underlying derivative. Our interest rate swap agreements mature through 2015, and our interest rate cap agreements mature in 2018.

        We have entered into two interest rate cap agreements with an unrelated counterparty in connection with a secured financing transaction. We have not designated the interest rate caps as hedges, and all changes in fair value are recorded in income.

        All of our interest rate swap agreements are subject to a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. During the second quarter of 2011, we novated our master netting agreement, changing our counterparty from AIGFP to AIG Markets, Inc., both wholly owned subsidiaries of AIG. All other terms of our master netting agreement remained unchanged and all instruments designated as hedges continued to qualify for their respective treatment under US GAAP. Our interest rate swap agreements are recorded at fair value on our balance sheet on a net basis in Derivative assets and Derivative liabilities (see Note J—Fair Value Measurements). Our interest rate cap agreements are included in Lease receivables and other assets. We account for all of our interest rate swap and foreign currency swap agreements as cash flow hedges. We do not have any credit risk related contingent features and are not required to post collateral under any of our existing derivative contracts.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

I. Derivative Activities (Continued)

        Derivatives have notional amounts, which generally represent amounts used to calculate contractual cash flows to be exchanged under the contract. The following table presents notional and fair values of derivatives outstanding at the following dates:

	Asset Derivatives		Liability Derivatives
	Notional Value	Fair Value	Notional Value	Fair Value
		USD		USD
	(In thousands)
September 30, 2011:
Derivatives designated as hedging instruments:
Interest rate swap agreements(a)	$—	$—	$510,769	$(36,458)
Foreign exchange swap agreements	€—	—	—	—

Total derivatives designated as hedging instruments		$—		$(36,458)
Derivatives not designated as hedging instruments:
Interest rate cap agreements	$80,879	$255	$—	$—

Total derivatives		$255		$(36,458)

December 31, 2010:
Derivatives designated as hedging instruments:
Interest rate swap agreements(a)	$—	$—	$625,717	$(56,244)
Foreign exchange swap agreements	€1,000,000	114,431	—	—
Total derivatives designated as hedging instruments		$114,431		$(56,244)

Derivatives not designated as hedging instruments:
Interest rate cap agreements	$89,520	$1,963	$—	$—

Total derivatives(b)		$116,394		$(56,244)

(a)
Converts floating interest rate debt into fixed rate debt.

(b)
Derivative assets and liabilities are presented net in Derivative assets on the 2010 Condensed, Consolidated Balance Sheet.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

I. Derivative Activities (Continued)

        During the three and nine months ended September 30, 2011 and 2010, we recorded the following in OCI related to derivative instruments designated as hedging instruments:

	Gain (Loss) Three Months Ended September 30,		Gain (Loss) Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Effective portion of change in fair market value of derivatives(a):
Interest rate swap agreements(b)	$9,908	$(18,737)	$17,604	$(6,404)
Foreign exchange swap agreements(c)	2,113	135,173	140,029	(98,394)
Amortization of balances of de-designated hedges and other adjustments	610	1,040	2,525	2,332
Foreign exchange component of cross currency swaps charged (credited) to income	11,400	(136,420)	(104,800)	198,300
Income tax effect	(8,411)	6,630	(19,375)	(33,542)

Net changes in cash flow hedges, net of taxes	$15,620	$(12,314)	35,983	$62,292

(a)
Includes $8,256 and $7,957 of combined CVA and MVA for the three and nine months ended September 30, 2011, respectively, and $(24,397) and $22,797 of combined CVA and MVA for the three and nine month periods ended September 30, 2010, respectively.

(b)
Includes the following amounts for the following periods:

Three months ended September 2011 and 2010: (i) effective portion of the unrealized gain or (loss) on derivative position recorded in OCI of $3,729 and $(26,370), respectively and (ii) amounts reclassified from AOCI primarily into interest expense when cash payments were made or received on qualifying cash flow hedges of $6,178 and $7,633, respectively.

Nine months ended September 2011 and 2010: (i) effective portion of the unrealized gain or (loss) on derivative position recorded in OCI of $(1,988) and $(30,952), respectively; and (ii) amounts reclassified from AOCI primarily into interest expense when cash payments were made or received on qualifying cash flow hedges of $19,592 and $24,548, respectively.

(c)
Includes the following amounts for the following periods:

Three months ended September 2011 and 2010: (i) effective portion of the unrealized gain or (loss) on derivative position of $(8,785) and $123,207 , respectively; and (ii) amounts reclassified from AOCI primarily into interest expense when cash payments were made or received on qualifying cash flow hedges of $10,898 and $11,966, respectively. Also included in this amount is a loss on matured swaps of $6,502.

Nine months ended September 2011 and 2010: (i) effective portion of the unrealized gain or (loss) on derivative position of $108,709 and $(147,873), respectively; and (ii) amounts reclassified from

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

I. Derivative Activities (Continued)

  AOCI primarily into interest expense when cash payments were made or received on qualifying cash flow hedges of $31,320 and $49,479, respectively. Also included in this amount is a loss on matured swaps of $6,502.

        We estimate that within the next twelve months, we will amortize into earnings approximately $(19.3) million of the pre-tax balance in AOCI under cash flow hedge accounting in connection with our program to convert debt from floating to fixed interest rates.

        The following table presents the effect of derivatives recorded in the Condensed, Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010:

	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)(a)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Derivatives Designated as Cash Flow Hedges:
Interest rate swap agreements	$(27)	$(31)	$(85)	$(122)
Foreign exchange swap agreements	—	(152)	1,008	(25,781)

Total	(27)	(183)	923	(25,903)

Derivatives Not Designated as a Hedge:
Interest rate cap agreements(b)	(341)	(583)	(1,467)	(3,011)

Reconciliation to Condensed, Consolidated Statements of Operations:
Income effect of maturing derivative contracts	(6,502)	—	(6,502)	(15,409)
Reclassification of amounts de-designated as hedges recorded in AOCI	(610)	(1,040)	(2,525)	(2,332)

Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	$(7,480)	$(1,806)	$(9,571)	$(46,655)

(a)
All components of each derivative's gain or loss were included in the assessment of effectiveness.

(b)
An additional $(110) and $(16) and $(241) and $(23) of amortization of premium paid to the derivative counterparty was recognized in Interest expense during the three and nine months ended September 30, 2011 and 2010, respectively.

J. Fair Value Measurements

        Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

J. Fair Value Measurements (Continued)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, categorized using the fair value hierarchy described above.

	Level 1	Level 2	Level 3	Counterparty Netting(a)	Total
	(Dollars in thousands)
September 30, 2011:
Derivative assets	$—	$255	$—	$—	$255
Derivative liabilities	—	(36,458)	—	—	(36,458)

Total	$—	$(36,203)	$—	$—	$(36,203)

December 31, 2010:
Derivative assets	$—	$116,394	$—	$(56,244)	$60,150
Derivative liabilities	—	(56,244)	—	56,244	—

Total	$—	$60,150	$—	$—	$60,150

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

        The fair value of an aircraft is classified as a Level 3 valuation. Fair value of flight equipment is determined using an income approach based on the present value of cash flows from contractual lease agreements, contingent rentals where appropriate, and projected future lease payments, which extend to the end of the aircraft's economic life in its highest and best use configuration, as well as a disposition value, based on the expectations of market participants.

        We recognized impairment charges and fair value adjustments for the three and nine months ended September 30, 2011 and 2010, as provided in Note E—Aircraft Impairment Charges on Flight

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

J. Fair Value Measurements (Continued)

Equipment Held for Use and Note F—Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed.

        The following table presents the effect on our condensed, consolidated financial statements as a result of the non-recurring impairment charges and fair value adjustments recorded to Flight equipment for the nine months ended September 30, 2011:

					Impairment Charges
	Assets at Fair Value Non-Recurring Basis				Three Months Ended		Nine Months Ended
	Level 1	Level 2	Level 3	Total	September 30, 2011
	(Dollars in millions)
September 30, 2011
Flight equipment under operating lease	$—	$—	$1,549.3	$1,549.3	$1,458.2		$1,608.8
Flight equipment held for sale	—	—	—	—	—		(3.5)
Lease receivables and other assets	—	—	—	—	0.8		0.8
Notes receivable, net of allowance and net investments in finance and sales-type leases	—	—	2.3	2.3	—		—

Total	$—	$—	$1,551.6	$1,551.6	$1,459.0	(a)	$1,606.1	(a)

December 31, 2010
Flight equipment under operating lease	$—	—	$3,295.7	$3,295.7
Flight equipment held for sale	—	—	262.3	262.3
Lease receivables and other assets	—	—	—	—
Notes receivable, net of allowance and net investments in finance and sales-type leases	—	—	—	—

Total	$—	$—	$3,558.0	$3,558.0

(a)
The ending carrying value of aircraft impaired is included in Flight equipment under operating lease on our September 30, 2011 Condensed, Consolidated Balance Sheet.

K. Fair Value Disclosures of Financial Instruments

        We used the following methods and assumptions in estimating our fair value disclosures for financial instruments:

        Cash:    The carrying value reported on the balance sheet for cash and cash equivalents and restricted cash approximates its fair value.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

K. Fair Value Disclosures of Financial Instruments (Continued)

        Notes Receivable:    The fair values for notes receivable are estimated using discounted cash flow analyses, using market quoted discount rates that approximate the credit risk of the issuing party.

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

        The carrying amounts and fair values of our financial instruments at September 30, 2011 and December 31, 2010, are as follows:

	September 30, 2011			December 31, 2010
	Carrying Amount of Asset (Liability)		Fair Value of Asset (Liability)	Carrying Amount of Asset (Liability)		Fair Value of Asset (Liability)
	(Dollars in thousands)
Cash, including restricted cash	$1,244,938	(a)	$1,244,938	$3,524,750	(a)	$3,524,750
Notes receivable	9,443		9,131	65,065		64,622
Debt financing (including subordinated debt and foreign currency adjustment)	(23,401,451)		(22,812,388)	(27,719,500)		(28,267,765)
Derivative assets	255		255	60,150		60,150
Derivative liabilities	36,458		36,458	—		—

(a)
Includes restricted cash of $362.9 million (2011) and $457.1 million (2010).

L. Security Deposits on Aircraft, Overhaul Rentals and Other Customer Deposits

        As of September 30, 2011 and 2010, Security deposits, overhaul rentals and other customer deposits were comprised of:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Security deposits paid by lessees	$1,066,767	$945,195
Overhaul rentals	677,241	555,423
Other customer deposits	19,929	120,166

Total	$1,763,937	$1,620,784

M. Related Party Transactions

        Related Party Allocations and Fees:    We are party to cost sharing agreements, including tax, with AIG. Generally, these agreements provide for the allocation of corporate costs based upon a

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

M. Related Party Transactions (Continued)

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

        Expenses Paid by AIG on Our Behalf:    We recorded $(8.1) million and $6.8 million in Additional paid in capital for the nine months ended September 30, 2011, and the year ended December 31, 2010, respectively, for compensation and other expenses paid by AIG on our behalf for which we were not required to pay.

        Derivatives and Insurance Premiums:    The counterparty of all of our interest rate swap and foreign currency swap agreements as of September 30, 2011 was AIG Markets, Inc., a wholly-owned subsidiary of AIG. See Note J—Fair Value Measurements and Note I—Derivative Activities. In addition, we purchase insurance through a broker who may place part of our policies with AIG. Total insurance premiums were $5.6 million and $5.5 million for the nine months ended September 30, 2011 and 2010, respectively.

        Our financial statements include the following amounts involving related parties:

	Three Months Ended		Nine Months Ended
Income Statement	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Dollars in thousands)
Expense (income):
Interest expense on loans from AIG Funding	$—	$35,382	—	$157,926
Effect from derivatives on contracts with AIGFP novated to AIG Markets, Inc.	(7,139)	(1,223)	(8,104)	(43,644)
Interest on derivative contracts with AIGFP novated to AIG Markets, Inc.	10,574	19,599	44,410	73,803
Lease revenue related to hedging of lease receipts with AIGFP	—	—	—	224
Allocation of corporate costs from AIG	1,549	22,491	(2,951)	28,369
Management fees received	(2,280)	(2,394)	(6,825)	(7,079)
Management fees paid to subsidiaries of AIG	18	44	70	398

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

M. Related Party Transactions (Continued)

Balance Sheet	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Asset (liability):
Derivative assets, net	$(36,458)	$58,187
Income taxes payable to AIG(a)	(157,043)	(108,784)
Accrued corporate costs payable to AIG	(21,673)	(20,753)

(a)
We paid approximately $26 million to AIG during the nine months ended September 30, 2011.

N. Commitments and Contingencies

Guarantees

  •
  Asset Value Guarantees:  We have guaranteed a portion of the residual value of 20 aircraft to financial institutions and other unrelated third parties for a fee. These guarantees expire at various dates through 2023 and generally obligate us to pay the shortfall between the fair market value and the guaranteed value of the aircraft and provide us with an option to purchase the aircraft for the guaranteed value. During the nine months ended September 30, 2011, we were called upon to perform under one such guarantee to purchase one aircraft in 2012. The transaction had no effect on our results of operations because the purchase price of the aircraft is approximately equal to its fair value. At September 30, 2011, the maximum aggregate potential commitment that we were obligated to pay under such guarantees, without any offset for the projected value of the aircraft, which currently is in excess of the exercise price, was approximately $470 million. The next strike date for asset value guarantees is in the fourth quarter of 2011. If called upon to perform under these contracts, our maximum exposure without any offset for the projected value of the aircraft is approximately $8.9 million.

  •
  Aircraft Loan Guarantees:  We guarantee two loans collateralized by aircraft to financial institutions. The guarantees expire in 2014, when the loans mature, and obligate us to pay an amount up to the guaranteed value upon the default of the borrower, which may be offset by a portion of the underlying value of the aircraft collateral. At September 30, 2011, the guaranteed value, without any offset for the projected value of the aircraft, was approximately $19 million.

Legal Contingencies

  •
  Yemen Airways-Yemenia and Airblue Limited:  We are named in lawsuits in connection with the 2009 crash of our Airbus A310-300 aircraft on lease to Yemen Airways-Yemenia, a Yemeni carrier; and the 2010 crash of our Airbus A320-200 aircraft on lease to Airblue Limited, a Pakistani carrier. These lawsuits were filed by the families of victims on the flights and seek unspecified damages for wrongful death, costs, and fees. The Yemen Airways litigation and the Airblue Limited litigation were filed in January 2011 and March 2011, respectively, in California Superior Court in Los Angeles County. We have removed the Yemen Airways litigation to United States District Court. Each of the Airblue and Yemen Airways litigations is in its incipient stage. While the plaintiffs have not specified any amount of damages in either case, we

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

N. Commitments and Contingencies (Continued)

    believe that we are adequately covered by available liability insurance for both lawsuits and that we have substantial defenses to these actions. We do not believe that the outcome of any of these lawsuits, individually or in the aggregate, will have a material effect on our consolidated financial condition, results of operations or cash flows.

  •
  Flash Airlines:  We were named in a lawsuit in connection with the 2004 crash of our Boeing 737-300 aircraft on lease to Flash Airlines, an Egyptian carrier. All claims against us related to this lawsuit were dismissed on October 5, 2011.

        We are also a party to various claims and litigation matters arising in the ordinary course of our business. We do not believe that the outcome of any of these matters, individually or in the aggregate, will be material to our consolidated financial position, results of operations or cash flows.

O. Variable Interest Entities

        Our leasing and financing activities require us to use many forms of entities to achieve our business objectives and we have participated to varying degrees in the design and formation of these entities. Our involvement in VIEs varies and includes being a passive investor in the VIE with involvement from other parties, managing and structuring all activities of the VIE, and being the sole shareholder of the VIE. See Note H—Debt Financings for more information on entities created for the purpose of obtaining financing.

Investment Activities

        We have variable interests in ten entities to which we previously sold aircraft. The interests include debt financings, preferential equity interests and, in some cases, providing guarantees to banks which had provided the secured senior financings to the entities. Each entity owns one aircraft. The individual financing agreements are cross-collateralized by the aircraft. Because we do not control the activities which significantly impact the economic performance of the entities, we do not consolidate the entities into our condensed, consolidated financial statements. We have a credit facility with these entities to provide financing up to approximately $8.3 million, all of which was borrowed at September 30, 2011. The maximum exposure to loss for these entities is approximately $8.3 million, which is the combined net carrying value of this investment and maximum borrowings available under the credit facility at September 30, 2011.

Non-Recourse Financing Structures

        We continue to consolidate one entity in which ILFC has a variable interest that was established to obtain secured financing for the purchase of an aircraft. ILFC provided $39.0 million of subordinated financing to the entity and the entity borrowed $106.0 million from third parties, $82.0 million of which is non-recourse to ILFC. The entity owns one aircraft with a net book value of $133.5 million at September 30, 2011. We have determined that we are the primary beneficiary of this entity because we control and manage all aspects of this entity, including directing the activities that most significantly affect the entity's economic performance, and we absorb the majority of the risks and rewards of this entity.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

O. Variable Interest Entities (Continued)

        We also consolidate a wholly-owned subsidiary we created for the purpose of obtaining secured financing for an aircraft. The entity meets the definition of a VIE because it does not have sufficient equity to operate without ILFC's subordinated financial support in the form of intercompany notes. This entity borrowed $55.4 million from a third party. The loan is non-recourse to ILFC and is secured by the aircraft and the lease receivables. The entity owns one aircraft with a net book value of $88.9 million at September 30, 2011. We have determined that we are the primary beneficiary of this entity because we control and manage all aspects of this entity, including directing the activities that most significantly affect the entity's economic performance, and we absorb the majority of the risks and rewards of this entity.

Wholly-Owned ECA Financing Vehicles

        We have created certain wholly-owned subsidiaries for the purpose of purchasing aircraft and obtaining financing secured by such aircraft. The secured debt is guaranteed by the European ECAs. The entities meet the definition of a VIE because they do not have sufficient equity to operate without ILFC's subordinated financial support in the form of intercompany notes. We control and manage all aspects of these entities, including directing the activities that most significantly affect the entity's economic performance, we absorb the majority of the risks and rewards of these entities and we guarantee the activities of these entities. These entities are therefore consolidated into our condensed, consolidated financial statements.

Other Secured Financings

        We have created a number of wholly-owned subsidiaries for the purpose of obtaining secured financings. The entities meet the definition of a VIE because they do not have sufficient equity to operate without ILFC's subordinated financial support in the form of intercompany notes. One of the entities borrowed $550 million from third parties and a portfolio of 37 aircraft was transferred from ILFC to the subsidiaries of the entity to secure the loan. We control and manage all aspects of these entities, including directing the activities that most significantly affect the entity's economic performance, we absorb the majority of the risks and rewards of these entities and we guarantee the activities of these entities. These entities are therefore consolidated into our condensed, consolidated financial statements. See Note H—Debt Financings for more information on these financings.

Wholly-Owned Leasing Entities

        We have created wholly-owned subsidiaries for the purpose of facilitating aircraft leases with airlines. The entities meet the definition of a VIE because they do not have sufficient equity to operate without ILFC's subordinated financial support in the form of intercompany loans, which serve as equity. We control and manage all aspects of these entities, including directing the activities that most significantly affect the entity's economic performance, we absorb the majority of the risks and rewards of these entities and we guarantee the activities of these entities. These entities are therefore consolidated into our condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

P. Other Expenses

Three Months Ended September 30, 2011and 2010

        For the three month period ended September 30, 2011, Other expenses of $9.1 million include $9.7 million resulting from the write down of two notes receivable, partially offset by approximately $0.6 million of aggregated lease related income, net of lease charges.

        For the three month period ended September 30, 2010, Other expenses consist primarily of $1.2 million of aggregated lease related costs we charged to expense as a result of agreements to sell leased aircraft to third parties.

Nine Months Ended September 30, 2011 and 2010

        For the nine month period ended September 30, 2011, we recognized a $20 million expense related to the cancellation of an aircraft engine order. We eliminated the economic effect of the $20 million expense by negotiating with our manufacturer vendors to recover these costs. The recovery will be in two payments. One of these payments is related to a 2007 agreement with one manufacturer for us to extend our evaluation period of aircraft under order until at least 2010. This payment is contingent upon our cancelling of the aircraft order and is not contingent on placing any new order with the manufacturer. As a result of the cancellation of such aircraft order in March 2011, we recorded the related payment receivable of $10 million in Interest and other in the Condensed, Consolidated Statement of Income for the nine months ended September 30, 2011. The second payment of $10 million is related to an agreement with another manufacturer, which among other contractual terms, includes a provision to reimburse us for the remaining costs associated with the March 2011 order cancellation. The reimbursement payment will be recognized as a reduction of the cost basis of future aircraft deliveries, as we determined the payment to be connected with the purchase of such aircraft. In addition to this charge, for the nine months ended September 30, 2011, Other expenses include $21.9 million resulting from the writedown of three notes receivable, partially offset by approximately $3.1 million aggregated lease related income, net of lease charges.

        For the nine month period ended September 30, 2010, Other expenses consist of $88.7 million of aggregated lease related costs we expensed as a result of agreements with third parties to sell aircraft subject to operating leases.

Q. Subsequent Event

Acquisition of AeroTurbine, Inc.

        On October 7, 2011, we completed the acquisition of all the issued and outstanding shares of capital stock of AeroTurbine from AerCap, Inc. for an aggregate cash purchase price of $228 million. AeroTurbine is one of the world's largest providers of certified aircraft engines, aircraft and engine parts and supply chain solutions. In connection with the acquisition, ILFC also agreed to guarantee AeroTurbine's $425 million secured revolving credit facility, which had $268.6 million outstanding as of November 1, 2011, and matures on December 14, 2011.

        This acquisition is expected to further maximize the value of our aircraft by providing us with in-house part-out and engine leasing capabilities. Additionally, this acquisition is expected to enable us

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

Q. Subsequent Event (Continued)

to provide a differentiated fleet management product and service offering to our airline customers as they transition out of aging aircraft.

        The purchase price is not material to our consolidated financial statements and for accounting purposes the acquisition will be recorded as a business combination. As of the date of this report, we have not yet completed the determination of all identifiable assets acquired and liabilities assumed and will continue to evaluate the business and more accurately assign fair values to the acquired assets and liabilities assumed in the fourth quarter.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-looking Information

        This quarterly report on Form 10-Q and other publicly available documents may contain or incorporate statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the state of the airline industry, our access to the capital markets, our ability to restructure leases and repossess aircraft, the structure of our leases, regulatory matters pertaining to compliance with governmental regulations and other factors affecting our financial condition or results of operations. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and "should," and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, economic and business conditions, which will, among other things, affect demand for aircraft, availability and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives, and environmental and safety requirements, as well as the factors discussed under "Part II—Item 1A. Risk Factors," in this Form 10-Q. We do not intend and undertake no obligation to update any forward-looking information to reflect actual results or future events or circumstances.

Overview

        We are the world's largest independent aircraft lessor, measured by number of owned aircraft, with over 1,000 owned or managed aircraft. As of September 30, 2011, we owned 934 aircraft in our leased fleet, with a net book value of $35.8 billion, had five additional aircraft in the fleet classified as finance and sales-type leases and provided fleet management services for 89 aircraft. Our fleet features popular aircraft types, including both narrowbody and widebody aircraft. In addition to our existing fleet, we currently have purchase commitments for 233 new aircraft for delivery through 2019, comprised of 100 Airbus A320neo family narrowbody aircraft, 20 Airbus A350 aircraft, 74 Boeing 787 aircraft and 39 Boeing 737-800 aircraft. We also have the rights to purchase an additional 50 Airbus A320neo family narrowbody aircraft. We intend to complement our orders from the manufacturers by acquiring additional aircraft through sale-leaseback transactions with our customers and, as of October 2011, we had entered into seven such transactions for Boeing 737-800 aircraft scheduled to deliver in 2012 and 2013. We balance the benefits of holding and leasing our aircraft and selling or parting-out the aircraft depending on economics and opportunities.

        Our aircraft leases are "net" leases under which lessees are generally responsible for all operating expenses, which customarily include maintenance, fuel, crews, airport and navigation charges, taxes, licenses, aircraft registration and insurance premiums. Our leases are for a fixed term, although in many cases the lessees have early termination or extension rights. Our leases require all non-contingent payments to be made in advance and our leases are predominantly denominated in U.S. dollars. Our lessees are generally required to continue to make lease payments under all circumstances, including periods during which the aircraft is not in operation due to maintenance or grounding. We typically contract to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term due to exceptional circumstances, we have generally been able to re-lease aircraft within two to six months of their return. We have an average aircraft on-lease percentage of approximately 99.7% over the last five years.

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

        We operate our business on a global basis, deriving more than 90% of our revenues from airlines outside of the United States. As of September 30, 2011, we had 931 aircraft leased under operating leases to 180 customers in 78 countries, with no lessee accounting for more than 10% of lease revenue for the nine months ended September 30, 2011. We also maintain relationships with 17 additional customers who operate aircraft we manage.

        Our results of operations are affected by a variety of factors, primarily:

  •
  the number, type, age and condition of the aircraft we own;

  •
  aviation industry market conditions, including events affecting air travel;

  •
  the demand for our aircraft and the resulting lease rates we are able to obtain for our aircraft;

  •
  the purchase price we pay for our aircraft;

  •
  the number, types and sale prices of aircraft we sell in a period;

  •
  the ability of our lessee customers to meet their lease obligations and maintain our aircraft in airworthy and marketable condition;

  •
  the utilization rate of our aircraft; and

  •
  changes in interest rates and credit spreads, which may affect our aircraft lease revenues and our interest rate on borrowings.

        We are optimistic about the long-term future of air transportation and the growing role that the leasing industry and ILFC, in particular, will play in commercial air transport. At November 1, 2011, we had signed leases for all of our new aircraft deliveries through 2012. We have contracted with Airbus and Boeing to purchase new fuel-efficient aircraft with delivery dates through 2019. These aircraft are in high demand from our airline customers. In many cases, we have delivery positions for the most modern and fuel-efficient aircraft earlier than the airlines can obtain them from the manufacturers. In addition to orders from the manufacturers, we are continuing to pursue additional sale-leaseback transactions with airline customers to acquire new, modern aircraft scheduled for delivery beginning in 2012. We believe that, with respect to our used aircraft, we have the market reach, visibility and understanding to move our aircraft across jurisdictions to best deploy our aircraft with the world's airlines. We are focused on increasing our presence in emerging markets that have high potential for passenger growth and other markets that have significant demand for new aircraft. We have assembled a highly skilled and experienced management team and have secured sufficient liquidity to manage through expected market volatility. We have also demonstrated profitability through most airline industry cycles in the past 30 years. For these reasons, we believe that we are well positioned to manage the current cycle and over the long-term.

ILFC Holdings, Inc.

        On September 2, 2011, ILFC Holdings, Inc., an indirect wholly owned subsidiary of AIG, filed a registration statement on Form S-1 with the SEC for a proposed initial public offering. If an initial public offering is completed, we will become a direct wholly owned subsidiary of ILFC Holdings, Inc. prior to the consummation of the initial public offering. The number of shares to be offered, price range and timing for the proposed offering have not yet been determined.

Acquisition of AeroTurbine

        On October 7, 2011, we completed the acquisition of all the issued and outstanding shares of capital stock of AeroTurbine, Inc. ("AeroTurbine") from AerCap, Inc. for an aggregate cash purchase price of $228 million. AeroTurbine is one of the world's largest providers of certified aircraft engines, aircraft and engine parts and supply chain solutions. In connection with the acquisition, ILFC also agreed to guarantee AeroTurbine's $425 million secured revolving credit facility, which had $268.6 million outstanding as of November 1, 2011, and matures on December 14, 2011. ILFC expects AeroTurbine to refinance this loan prior to the maturity date.

        This acquisition is expected to further maximize the value of our aircraft by providing us with in-house part-out and engine leasing capabilities. Additionally, this acquisition is expected to enable us to provide a differentiated fleet management product and service offering to our airline customers as they transition out of aging aircraft.

        The purchase price is not material to our consolidated financial statements and we will account for the acquisition as a business combination in the fourth quarter of 2011.

Our Revenues

        Our revenues consist primarily of rentals of flight equipment, flight equipment marketing and gain on aircraft sales and interest and other revenue.

  Rental of Flight Equipment

        Our leasing revenue is principally derived from airlines and companies associated with the airline industry. Our aircraft leases generally provide for the payment of a fixed, periodic amount of rent. In certain cases our leases provide for additional rental revenue based on usage. The usage may be calculated based on hourly usage or on the number of cycles operated. A cycle is defined as one take-off and landing. Under the provisions of many of our leases we receive overhaul rentals based on the usage of the aircraft. Lessees are generally responsible for maintenance and repairs, including major maintenance (overhauls) over the term of the lease. For certain airframe and engine overhauls, we reimburse the lessee for costs incurred up to, but not exceeding, related overhaul rentals that the lessee has paid to us. We recognize overhaul rentals received as revenue, net of estimated overhaul reimbursements. During the three and nine months ended September 30, 2011, we recognized net overhaul rental revenues of approximately $60 million and $173 million, respectively, from overhaul collections of $224 million and $581 million, respectively, during those periods.

        The amount of lease revenue we recognize is primarily influenced by the following factors:

  •
  the contracted lease rate, which is highly dependent on the age, condition and type of the leased equipment;

  •
  the lessees' performance of their lease obligations;

  •
  the usage of the aircraft during the period; and

  •
  our forecasted overhaul revenue realization.

        In addition to aircraft or engine specific factors such as the type, condition and age of the asset, the lease rates for our leases may be determined in part by reference to the prevailing interest rate for a similar maturity as the lease term at the time the aircraft is delivered to the customer. The factors described in the bullet points above are influenced by airline industry conditions, global and regional economic trends, airline market conditions, the supply and demand balance for the type of flight equipment we own and our ability to remarket flight equipment subject to expiring lease contracts under favorable economic terms.

        Because the terms of our leases are generally for multiple years and have staggered maturities, there are lags between changes in market conditions and their impact on our results, as contracts not yet reflecting current market lease rates remain in effect. Therefore, current market conditions and any potential effect they may have on our results may not be fully reflected in current results. Management monitors all lessees that are behind in lease payments, and discusses relevant operational and financial issues facing the lessees with our marketing executives, in order to determine the amount of rental income to recognize for past due amounts. Lease payments are due in advance and we generally recognize rental income only to the extent we have received payments or hold security deposits.

  Flight Equipment Marketing and Gain on Aircraft Sales

        Our sales revenue is generated from the sale of our aircraft and engines and any gains on such sales are recorded in Flight equipment marketing and gain on aircraft sales. The price we receive for our aircraft and engines is largely dependent on the condition of the asset being sold, airline market conditions and the supply and demand balance for the type of asset we are selling. The timing of the closing of aircraft and engine sales is often uncertain, as a sale may be concluded swiftly or negotiations may extend over several weeks or months. As a result, even if sales are comparable over a long period of time, during any particular fiscal quarter or other reporting period we may close significantly more or fewer sale transactions than in other reporting periods. Accordingly, gain on aircraft sales recorded in one fiscal quarter or other reporting period may not be comparable to gain on aircraft sales in other periods. We also engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment and other marketing services on a principal and commission basis.

  Interest and Other Revenue

        Our interest revenue is derived primarily from interest recognized on finance and sales-type leases and notes receivables issued by lessees in connection with lease restructurings, or in limited circumstances, issued by buyers of aircraft in connection with sales of aircraft. The amount of interest revenue we recognize in any period is influenced by the amount of principal balance of finance and sales-type leases and notes receivable we hold, effective interest rates, and adjustments to valuations or provisions of notes receivables.

        Other revenue includes management fee revenue we generate through a variety of management services that we provide to non-consolidated aircraft securitization vehicles and joint ventures and third party owners of aircraft. Our management services may include leasing and remarketing services, cash management and treasury services, technical advisory services and accounting and administrative services depending on the needs of the aircraft owned.

Our Operating Expenses

        Our primary operating expenses consist of interest on debt, depreciation, aircraft impairment charges, selling, general and administrative expenses and other expenses.

  Interest Expense

        Our interest expense in any period is primarily affected by changes in interest rates and outstanding amounts of indebtedness. Since 2010, we have refinanced much of our debt with new financing arrangements that have relatively higher interest rates than the debt we replaced. We have also extended our debt maturities from a weighted average of 4.3 years as of December 31, 2008 to a weighted average of 6.5 years as of September 30, 2011. While our average effective cost of borrowing has been increasing in recent periods, our average debt outstanding has been decreasing due to our deleveraging efforts, resulting in lower interest expense for the three months ended September 30, 2011, as compared to the same period in 2010. Our average effective cost of borrowing reflects our composite interest rate, including the effect of interest rate swaps or other derivatives and the effect of debt discounts.

        Our total debt outstanding at the end of each period and average effective cost of borrowing for the periods indicated were as follows:

  Effect from Derivatives

        We employ derivative products to manage our exposure to interest rates risks and foreign currency risks. We enter into derivative transactions only to economically hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements, foreign currency swap agreements and interest rate cap agreements. Our management determines the fair value of our derivatives each quarter by obtaining reports provided by AIG and independently validating the values in such reports for reasonableness.

  Depreciation

        We generally depreciate passenger aircraft, including those acquired under capital leases, using the straight-line method over a 25-year life from the date of manufacture to a 15% residual value. When an aircraft type is out-of-production, or impacted by new technology developments, management evaluates the aircraft type and depreciates the aircraft using the straight-line method over the estimated remaining holding period to an established residual value. Our fleet includes ten freighter aircraft that we have historically depreciated using a 35-year useful life and no residual value. As of October 1, 2011, we will depreciate freighter aircraft using the straight-line method over a 25 year useful life from the date of manufacture to an established residual value. Our depreciation expense is influenced by the adjusted gross book values of our flight equipment and the depreciable life and estimated residual value of the flight equipment. Adjusted gross book value is the original cost of our flight equipment, including capitalized interest during the construction phase, adjusted for subsequent capitalized improvements, impairments, and accounting basis adjustments associated with business combinations.

  Aircraft Impairment Charges and Fair Value Adjustments

        Management evaluates quarterly the need to perform a recoverability assessment of aircraft considering the requirements under GAAP and performs this assessment at least annually for all aircraft in our fleet. Recurring recoverability assessments are performed whenever events or changes in circumstances indicate that the carrying amount of our aircraft may not be recoverable, which may require us to change our assumptions related to future estimated cash flows. These events or changes in circumstances considered include potential sales, changes in contracted lease terms, changes in the status of an aircraft as leased, re-leased, or not subject to lease, changes in portfolio strategies, changes in demand for a particular aircraft type and changes in economic and market circumstances.

        We recorded significant impairment charges and fair value adjustments during the past two years. During 2010 and for the nine months ended September 30, 2011, we recorded impairment charges and fair value adjustments on aircraft of approximately $1.5 billion and $1.6 billion, respectively. The impairment charges in 2010 were primarily due to the announcement of new technology in the marketplace and the sale of aircraft in 2010. The impairment charges in 2011 primarily resulted from our annual recurring recoverability assessment based on relevant developments and our acquisition of in-house part-out capabilities with the purchase of AeroTurbine led management to decrease the expected holding period and residual value of certain aircraft. The reduction of the expected holding periods and residual values of these aircraft and unfavorable trends affecting the airline industry in general resulted in impairment charges. We continue to manage our fleet by ordering new aircraft with high customer demand and optimize our returns on our older aircraft either by follow-on leases, or from time to time through sales or part-outs. As newer and more fuel-efficient aircraft are announced and enter the marketplace, lease rates on older aircraft may deteriorate and we may incur additional impairment charges on older aircraft remaining in our fleet. The potential for impairment or fair value adjustments could be material to our results of operations for an individual period.

  Selling, General and Administrative Expenses

        Our principal selling, general and administrative expenses consist of expenses related to the repossession of aircraft on lease, personnel expenses, including salaries, share-based compensation charges, employee benefits, professional and advisory costs and office and travel expenses. The level of our selling, general and administrative expenses is influenced primarily by lessee default resulting in the repossession of aircraft, the frequency of lease transitions and the associated costs, the number of employees and the extent of transactions or ventures we pursue which require the assistance of outside professionals or advisors.

  Other Expenses

        Other expenses consist primarily of lease related charges and provision for credit losses on notes receivable. Our lease related charges consist primarily of the write-off of lease incentives, straight-line lease adjustments and maintenance reserve adjustments that we incur when we sell an aircraft prior to the end of the lease.

        Our provision for credit losses on notes receivable consists primarily of provisions we establish to reduce the carrying value of our notes receivable to estimated collectible levels. Management reviews all outstanding notes that are in arrears to determine whether we should reserve for, or write off any portion of, the notes receivable. In this process, management evaluates the collectability of each note and the value of the underlying collateral, if any, by discussing relevant operational and financial issues facing the lessees with our marketing executives. As of September 30, 2011, amounts in arrears were not material.

        The primary factors affecting our other operating expenses are the sale of aircraft prior to the end of a lease, which may result in lease related costs and lessee defaults, which may result in additional provisions for doubtful notes receivable.

Critical Accounting Policies and Estimates

        Management's discussion and analysis of our financial condition and results of operations are based upon our condensed, consolidated financial statements, which have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On a recurring basis, we evaluate our estimates, including those related to flight equipment, lease revenue, derivative financial instruments, fair value measurements, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. For a detailed discussion on the application of our critical accounting policies, see Exhibit 99.3 to our Form 8-K filed on September 2, 2011. The following discussion includes any updates related to these accounting policies and estimates for the nine months ended September 30, 2011:

  Flight Equipment

        Flight equipment under operating lease is our largest asset class, representing over 94% of our consolidated assets as of September 30, 2011.

        Depreciable Lives and Residual Values:    We generally depreciate passenger aircraft, including those acquired under capital leases, using the straight-line method over a 25-year life from the date of manufacture to a 15% residual value. When residual value assumptions change, we adjust our depreciation rates on a prospective basis. We will change the estimated useful life and/or residual values of 239 out-of-production aircraft or aircraft impacted by new technology developments beginning in the last quarter of 2011. We will depreciate these aircraft using the straight-line method over the estimated remaining holding period to an established residual value. In addition, we will change the useful life of our ten freighter aircraft to 25 years. Any change in the assumption of useful life or residual values could have a significant impact on our results of operations. We estimate our depreciation expense will increase by approximately $35 million in the fourth quarter of 2011 as compared to the three months ended September 30, 2011. Further, over time future depreciation is expected to decrease as these aircraft reach the end of their holding periods. We estimate an annual increase in depreciation for the year ended December 31, 2012, of approximately $80 million for these aircraft.

        Impairment Charges on Flight Equipment Held for Use:    We perform an annual analysis of the recoverability of each individual aircraft in our fleet during the third quarter ("Assessment"). As part of this process, we update all critical and significant assumptions used in the impairment analysis, including projected lease rates and terms, residual values, overhaul rental realization and aircraft holding periods. Management uses its judgment when determining assumptions used in the recoverability analysis, taking into consideration historical data, current macro-economic and industry trends and conditions, and any changes in management's intent for any aircraft. In monitoring the aircraft in our fleet for impairment charges on an on-going basis, we consider facts and circumstances, including potential sales and part-outs, that would require us to modify our assumptions used in our recoverability assessments and prepare revised recoverability assessments as necessary.

        In the Assessment performed during the third quarter of 2011, we considered recent developments including:

  •
  The impact of fuel price volatility and higher average fuel prices, resulting in fuel costs representing a higher percentage of airlines operating costs, which has affected airline strategies related to out-of-production aircraft.

  •
  The growing impact of new technology aircraft (announcements, deliveries and order backlog) on current and future demand for mid-generation aircraft.

  •
  The higher production rates sustained by manufacturers for more fuel efficient newer generation aircraft during the recent economic downturn.

  •
  The unfavorable impact of low rates of inflation on aircraft values.

  •
  Current market conditions and future industry outlook for future marketing of older mid-generation and out-of-production aircraft.

  •
  Decreasing number of lessees for older aircraft.

        In addition to these factors we considered our newly acquired end-of-life management capabilities from our acquisition of AeroTurbine, which we finalized on October 7, 2011, and its impact on our strategy. While our overall business model has not changed, our expectation of how we may manage out-of-production aircraft, or aircraft that have been impacted by new technology developments, changed due to the AeroTurbine acquisition. The acquisition of AeroTurbine provides us with increased choices in managing the end-of-life of aircraft in our fleet and makes the part-out of an aircraft a more economically and commercially viable option by bringing the requisite capabilities in-house and eliminating the payment of commissions to third parties. Parting-out aircraft will also enable us to retain more cash flows from an aircraft during the last cycle of its life by allowing us to eliminate certain maintenance costs and realize higher net overhaul revenues.

        As part of the Assessment performed during the three months ended September 30, 2011, management performed a review of aircraft in our fleet that are currently out-of-production, or aircraft that have been impacted by new technology developments. The purpose of the review was to identify end-of-life options that are the most likely to occur on an individual aircraft basis in light of market conditions and the AeroTurbine acquisition. Most of the aircraft reviewed were in the second half of their estimated 25 year useful life. The current economic environment for these aircraft has been challenging and the outlook is expected to become more challenging due to the trends noted above. All of these factors contributed to management's conclusion that many of these aircraft would be disposed of prior to the end of their previously estimated useful life.

        The result of the Assessment based on our updated assumptions and management's change in its end-of-life strategy for older generation aircraft indicated that the book values of 91 aircraft were not fully recoverable and these aircraft were deemed impaired as of September 30, 2011. The aircraft impaired were primarily out-of-production aircraft or aircraft that have been impacted by new technology developments that were included in the aforementioned review. We recorded impairment charges of $1.4 billion on the 91 impaired aircraft for the three and nine months ended September 30, 2011. If estimated cash flows used in the Assessment were decreased by 5% or 10%, eight additional aircraft with a net book value of $209 million or 20 additional aircraft with a net book value of $543 million at September 30, 2011, respectively, would not have been recoverable and those additional aircraft would be written down to their fair value.

Results of Operations

  Three Months Ended September 30, 2011 Versus 2010

        Flight Equipment:    During the three months ended September 30, 2011, we had the following activity related to flight equipment under operating leases:

Number of Aircraft
Flight equipment under operating leases at June 30, 2011	933
Aircraft purchases	1

Flight equipment under operating leases at September 30, 2011	934

        Income before Income Taxes:    Our income before income taxes decreased approximately $1.1 billion for the three month period ended September 30, 2011 as compared to the same period in 2010. The decrease was primarily due to a $1.1 billion increase in recorded impairment charges and fair value adjustments. We also experienced an approximately 5.5% decrease in rental revenue recognized during the period, resulting from lower lease rates on used aircraft, a decrease in overhaul rentals recognized, and fewer aircraft in our fleet. The decreases in income before income taxes were partially offset by lower interest expense recognized for the three months ended September 30, 2011, as compared to the same period in 2010. See below for a more detailed discussion of the effects of each item affecting income for the three months ended September 30, 2011, as compared to the same period in 2010.

        Rental of Flight Equipment:    Revenues from rentals of flight equipment decreased 5.5% to $1,116.9 million for the three months ended September 30, 2011, from $1,181.3 million for the same period in 2010. The average number of aircraft we owned during the three months ended September 30, 2011, decreased to 934 compared to 943 for the three months ended September 30, 2010, due to aircraft sales. Revenues from rentals of flight equipment recognized for the three months ended September 30, 2011, decreased as compared to the same period in 2010 due to (i) a $50.6 million decrease due to lower lease rates on aircraft in our fleet during both periods, that were re-leased or had lease rates change between the two periods; (ii) a $30.1 million decrease in overhaul rentals recognized as a result of an increase in expected overhaul related reimbursements; and (iii) a $7.9 million decrease related to aircraft in service during the three months ended September 30, 2010, and sold prior to September 30, 2011. These decreases in revenue were partly offset by (i) a $18.9 million increase related to fewer aircraft in transition between lessees primarily resulting from repossessions of aircraft and (ii) an increase of $5.3 million related to the addition of five new aircraft to our fleet after September 30, 2010, and aircraft in our fleet as of September 30, 2010, that earned revenue for a greater number of days during the three months ended September 30, 2011, than during the same period in 2010.

        At September 30, 2011, 13 customers operating 36 aircraft were past due on two or more lease payments aggregating $30.5 million relating to some of those aircraft. Of this amount, we recognized $27.3 million in rental income through September 30, 2011. In comparison, at September 30, 2010, nine customers operating 23 aircraft were two or more months past due on $13.0 million of lease payments relating to some of those aircraft, $12.4 million of which we recognized in rental income through September 30, 2010.

        In addition, three of our customers have ceased operations during 2011: (i) P.T. Mandala Airlines, which operated two of our owned aircraft, ceased operations on January 13, 2011; (ii) Kuwait National Airways (K.S.C.), trading as Wataniya Airways, which operated one of our owned aircraft, ceased operations on March 16, 2011; and (iii) LLC "Avianova," which operated two of our owned aircraft, ceased operations on October 10, 2011 and our leases with Avianova were cancelled in September in anticipation of such. At September 30, 2011, three aircraft in our fleet were not subject to a signed lease agreement or a signed letter of intent, including the two aircraft previously leased to LLC "Avianova."

        Flight Equipment Marketing and Gain on Aircraft Sales:    Flight equipment marketing and gain on aircraft sales increased by $1.8 million for the three months ended September 30, 2011, as compared to the same period in 2010, primarily due to an increase in sales of aircraft parts.

        Interest and Other Revenue:    Interest and other revenue decreased to $2.4 million for the three months ended September 30, 2011, compared to $28.2 million for the same period in 2010 due to (i) a $10.4 million decrease in other revenue recorded due to proceeds related to the loss of two aircraft during the three months ended September 30, 2010, with no such proceeds recorded in the three months ended September 30, 2011; (ii) a $9.9 million decrease in foreign exchange gain, net of losses; (iii) a $1.0 million decrease in forfeitures of security deposits due to lessees' non-performance under leases; (iv) a $2.8 million decrease in interest and dividend revenue driven by pay-downs of our principal balance of notes receivable; and (v) other minor changes aggregating a decrease of $1.7 million.

        Interest Expense:    Interest expense decreased to $388.4 million for the three months ended September 30, 2011, compared to $415.0 million for the same period in 2010 due to a decrease in average debt outstanding (excluding the effect of debt discount and foreign exchange adjustments) to $24.4 billion during the three months ended September 30, 2011, compared to $30.8 billion during the same period in 2010, partially offset by an increase of 0.93% in our average effective cost of borrowing.

        Effect from Derivatives, Net of Change in Hedged Items Due to Changes in Foreign Exchange Rates:    We recorded derivative related charges aggregating $7.5 million for the three months ended September 30, 2011, compared to $1.8 million for the same period in 2010. The increase is due to losses recorded in the three months ended September 30, 2011, consisting of $6.5 million related to swaps that matured and $1.0 million related to changes in market values of economic hedges, compared to charges of $1.8 million primarily related to ineffectiveness of derivatives designated as cash flow hedges for the same period in 2010. See Note I of Notes to Condensed, Consolidated Financial Statements.

        Depreciation:    Depreciation of flight equipment decreased 0.8% to $468.1 million for the three months ended September 30, 2011, compared to $472.0 million for the same period in 2010, due to a combination of sales of aircraft and a reduction in the aggregate net book value of our fleet resulting from impairment charges and fair value adjustments recorded in 2010.

        Aircraft Impairment Charges on Flight Equipment Held for Use:    Aircraft impairment charges on flight equipment held for use increased to $1.4 billion for the three months ended September 30, 2011, as compared to $348.4 million recorded for the same period in 2010, primarily due to changes in the holding period and residual values of certain out-of-production aircraft, or aircraft impacted by new technology developments, resulting from our analysis of current macro-economic and industry factors and consideration of our recent acquisition of AeroTurbine when performing our 2011 annual recoverability assessment. See "Critical Accounting Policies and Estimates—Flight Equipment."

        Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to Be Disposed:    During the three months ended September 30, 2011 and 2010, respectively, we recorded the following aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed:

	Three months Ended
	September 30, 2011		September 30, 2010
	Aircraft Impaired Or Adjusted	Impairment Charges and Fair Value Adjustments	Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments
	(Dollars in millions)
Loss/(Gain)
Impairment charges and fair value adjustments on aircraft sold or likely to be disposed	2	$10.1	5	$37.4
Fair value adjustments on held for sale aircraft sold or transferred from held for sale back to flight equipment under operating leases(a)	—	—	3	21.6
Impairment charges on aircraft designated for part-out	—	—	—	—

Total Impairment charges and fair value adjustments on flight equipment sold or to be disposed	2	$10.1	8	$59.0

(a)
Included in these amounts are net fair value credit adjustments related to aircraft previously held for sale, but which no longer met such criteria and were subsequently reclassified to Flight equipment under operating leases. Also included in these amounts are fair value credit adjustments related to sales price adjustments for aircraft that were previously held for sale and sold during periods presented.

        Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed decreased to $10.1 million for the three months ended September 30, 2011, compared to $59.0 million for the same period in 2010. The decrease was primarily due to fewer aircraft sold or identified as likely to be sold at September 30, 2011, as compared to the same period in 2010. During the three months ended September 30, 2011, we recorded impairment charges and fair value adjustments on two aircraft, compared to eight aircraft during the three months ended September 30, 2010. See Note F of Notes to Condensed, Consolidated Financial Statements.

        Selling, General and Administrative Expenses:    Selling, general and administrative expenses decreased to $59.0 million for the three months ended September 30, 2011, compared to $66.9 million for the same period in 2010 due to a $23.4 million decrease in salaries and employee related expenses primarily as a result of a $20.2 million, partly an out of period adjustment, recorded for the three months ended September 30, 2010 related to pension expenses covering employee services from 1996 to 2010. These decreases were partially offset by (i) a $8.1 million increase in professional costs relating primarily to the acquisition of AeroTurbine (See "Acquisition of AeroTurbine") and preparation for a potential initial public offering of ILFC Holdings, Inc.; (ii) a $4.0 million increase in aircraft related costs; (iii) a $2.4 million increase due to the write off of previously capitalized costs related to an internal contract management system; and (iv) other minor fluctuations aggregating an increase of $1.0 million.

        Other Expenses:    Other expenses of $9.1 million for the three months ended September 30, 2011, consisted of $9.7 million of aggregate charges related to the write down of two notes receivable partially offset by $0.6 million of lease related income, net of lease charges. Other expenses for the three months ended September 30, 2010, consisted of $1.2 million of aggregated lease related costs we expensed as a result of agreements to sell leased aircraft to third parties.

        Provision for Income Taxes:    Our effective tax rate for the three months ended September 30, 2011, is a tax benefit of 34.2% as compared with a tax benefit of 32.9% for the same period in 2010. Our effective tax rate continues to be impacted by minor permanent items and interest accrued on uncertain tax positions and tax authorities audit adjustments. Our reserve for uncertain tax positions increased by $2.3 million for the three month period ended September 30, 2011, due to the continued uncertainty of tax benefits related to the FSC and ETI regimes, the benefits of which, if realized, would have a significant impact on our effective tax rate.

        Other Comprehensive Income:    Other comprehensive income increased to $15.5 million for the three months ended September 30, 2011, compared to a loss of $12.1 million for the same period in 2010. This increase was primarily due to changes in the market values of derivatives qualifying for and designated as cash flow hedges and the maturities of two foreign currency swaps during the three months ended September 30, 2011.

  Nine Months Ended September 30, 2011 Versus 2010

        Flight Equipment:    During the nine months ended September 30, 2011, we had the following activity related to flight equipment under operating leases:

Number of Aircraft
Flight equipment under operating leases at December 31, 2010	933
Aircraft purchases	5
Aircraft sold from Flight equipment under operating leases	(5)
Aircraft designated for part-out and subsequently transferred to Investment in finance leases	(1)
Aircraft transferred from Flight equipment held for use to Flight equipment held for sale	(1)
Aircraft transferred from Flight equipment held for sale to Flight equipment held for use	3

Flight equipment under operating leases at September 30, 2011	934

        Income before Income Taxes:    Our income before income taxes decreased approximately $1.0 billion for the nine month period ended September 30, 2011 as compared to the same period in 2010, primarily due to an increase in impairment charges and fair value adjustments of $784 million for the nine month period ended September 30, 2011, compared to the same period in 2010. This decrease was also due to (i) a decrease in rental revenue of approximately 5.8%, primarily due to lower lease rates on used aircraft and a decrease in the number of aircraft in our fleet; (ii) a $61.1 million loss on extinguishment of debt in 2011 as a result of the tender offers we completed in June 2011 and (iii) an increase in interest expense of approximately $45.5 million for the nine months ended September 30, 2011 compared to the same period in 2010. These decreases in income before income taxes were partially offset by a decrease of $57.5 million in depreciation expense. See below for a more detailed discussion of the effects of each item affecting income for the nine months ended September 30, 2011, as compared to the same period in 2010.

        Rental of Flight Equipment:    Revenues from rentals of flight equipment decreased 5.8% to $3,369.3 million for the nine months ended September 30, 2011, from $3,575.0 million for the same period in 2010. The average number of aircraft we owned during the nine months ended September 30, 2011, decreased to 933 compared to 968 for the nine months ended September 30, 2010, primarily due to aircraft sales. Revenues from rentals of flight equipment recognized for the nine months ended September 30, 2011, decreased as compared to the same period in 2010 due to (i) a $107.3 million decrease due to lower lease rates on aircraft in our fleet during both periods, that were re-leased or had lease rates change between the two periods; (ii) a $101.6 million decrease related to aircraft in service during the nine months ended September 30, 2010, and sold prior to September 30, 2011; and (iii) a $17.2 million decrease in overhaul rentals recognized as a result of an increase in expected overhaul related reimbursements. These decreases in revenue were partly offset by (i) an increase of $17.6 million related to the addition of five new aircraft to our fleet after September 30, 2010, and aircraft in our fleet as of September 30, 2010, that earned revenue for a greater number of days during the nine months ended September 30, 2011, than during the same period in 2010 and (ii) a $2.8 million increase related to fewer aircraft in transition between lessees primarily resulting from repossessions of aircraft.

        Flight Equipment Marketing and Gain on Aircraft Sales:    Flight equipment marketing and gain on aircraft sales increased by $3.3 million for the nine months ended September 30, 2011, as compared to the same period in 2010, primarily due to an increase in sales of aircraft parts.

        Interest and Other Revenue:    Interest and other revenue decreased to $41.3 million for the nine months ended September 30, 2011, compared to $50.0 million for the same period in 2010 due to (i) a $10.4 million decrease in other revenue recorded due to proceeds related to the loss of two aircraft during the nine months ended September 30, 2010, with no such proceeds received in the nine months ended September 30, 2011; (ii) a decrease in interest and dividend revenue of $8.2 million driven by pay-downs of our notes receivable principal balance; (iii) a $1.5 million decrease in forfeitures of security deposits due to lessees' non-performance under leases; and (iv) other minor changes aggregating a decrease of $0.8 million. These decreases were partially offset by (i) $10.0 million of other income related to the cancellation of aircraft under order (see Note P of Notes to Condensed, Consolidated Financial Statements); and (ii) a $2.2 million increase in payments from bankruptcy claims.

        Interest Expense:    Interest expense increased to $1,203.0 million for the nine months ended September 30, 2011, compared to $1,157.5 million for the same period in 2010 due to a 1.15% increase in our average effective cost of borrowing, partially offset by a decrease in average debt outstanding (excluding the effect of debt discount and foreign exchange adjustments) to $25.5 billion during the nine months ended September 30, 2011, compared to $29.9 billion during the same period in 2010.

        Effect from Derivatives, Net of Change in Hedged Items Due to Changes in Foreign Exchange Rates:    We recorded derivative related charges aggregating $9.6 million for the nine months ended September 30, 2011, compared to $46.7 million for the same period in 2010. The decrease is primarily due to: (i) a $26.8 million decrease in losses recorded for ineffectiveness of derivatives designated as cash flow hedges and (ii) an $8.9 million decrease in losses relating to matured swaps recorded during the nine months ended September 30, 2011, as compared to the same period in 2010. See Note I of Notes to Condensed, Consolidated Financial Statements.

        Depreciation:    Depreciation of flight equipment decreased 4.0% to $1,380.3 million for the nine months ended September 30, 2011, compared to $1,437.9 million for the same period in 2010, due to a combination of sales of aircraft and a reduction in the aggregate net book value of our fleet resulting from impairment charges and fair value adjustments.

        Aircraft Impairment Charges on Flight Equipment Held for Use:    Aircraft impairment charges on flight equipment held for use increased to $1.4 billion for the nine months ended September 30, 2011, as compared to $356.5 million recorded for the same period in 2010, primarily due to changes in the holding period and residual values of certain out-of-production aircraft, or aircraft impacted by new technology developments, resulting from our analysis of current macro-economic factors when performing our 2011 annual recoverability assessment. See "Critical Accounting Policies and Estimates—Flight Equipment."

        Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to Be Disposed:    During the nine months ended September 30, 2011 and 2010, respectively, we recorded the following aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed:

	Nine Months Ended
	September 30, 2011		September 30, 2010
	Aircraft Impaired Or Adjusted	Impairment Charges and Fair Value Adjustments	Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments
	(Dollars in millions)
Loss/(Gain)
Impairment charges and fair value adjustments on aircraft sold or likely to be disposed	16	$158.2	7	$70.1
Fair value adjustments on held for sale aircraft sold or transferred from held for sale back to flight equipment under operating leases(a)	10	(3.5)	59	382.9
Impairment charges on aircraft designated for part-out	1	2.5	1	12.4

Total Impairment charges and fair value adjustments on flight equipment sold or to be disposed	27	$157.2	67	$465.4

(a)
Included in these amounts are net fair value credit adjustments related to aircraft previously held for sale, but which no longer met such criteria and were subsequently reclassified to Flight equipment under operating leases. Also included in these amounts are fair value credit adjustments related to sales price adjustments for aircraft that were previously held for sale and sold during periods presented.

        Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed decreased to $157.2 million for the nine months ended September 30, 2011, compared to $465.4 million for the same period in 2010. The decrease was primarily due to fewer aircraft sold or identified as likely to be sold at September 30, 2011, as compared to the same period in 2010. During the nine months ended September 30, 2011, we recorded impairment charges and fair value adjustments on 27 aircraft, compared to 67 aircraft during the nine months ended September 30, 2010. See Note F of Notes to Condensed, Consolidated Financial Statements.

        Loss on Extinguishment of Debt:    During the nine months ended September 30, 2011, we issued unsecured senior notes and used a portion of the proceeds from these notes in cash tender offers to repurchase existing outstanding notes, incurring a loss of $61.1 million from the early extinguishment of debt. See Note H of Notes to Condensed, Consolidated Financial Statements.

        Selling, General and Administrative Expenses:    Selling, general and administrative expenses increased to $153.8 million for the nine months ended September 30, 2011, compared to $143.5 million for the same period in 2010 due to (i) a $19.6 million increase in professional costs relating primarily to the acquisition of AeroTurbine and preparation for a potential initial public offering of ILFC Holdings, Inc. (See "Acquisition of AeroTurbine"); and (ii) a $15.6 million increase in aircraft related costs. These increases were partially offset by (i) a $22.6 million decrease in salaries and employee related expenses primarily consisting of a $20.2 million, partly an out of period adjustment, for the three months ended September 30, 2010 related to pension expenses covering employee services from 1996 to 2010; and (ii) other minor fluctuations aggregating a decrease of $2.4 million.

        Other Expenses:    Other expenses for the nine months ended September 30, 2011 consisted of:

  •
  $20 million of contract cancellation costs. We eliminated the economic effect of the $20 million expense by negotiating with our manufacturer vendors to recover these costs. The recovery will be in two payments. One of these payments is related to a 2007 agreement with one manufacturer for us to extend our evaluation period of aircraft under order until at least 2010. This payment is contingent upon our cancelling of the aircraft order and is not contingent on placing any new order with the manufacturer. As a result of the cancellation of that aircraft order in March 2011, we recorded the related payment receivable of $10 million in Interest and other in the condensed, consolidated statements of operations for the nine months ended September 30, 2011. The second payment of $10 million is related to an agreement with another manufacturer, which among other contractual items includes a provision to reimburse us for the remaining costs associated with the March 2011 order cancellation. The reimbursement payment will be recognized as a reduction of the cost basis of future aircraft deliveries, as we determined the payment is connected with the purchase of such aircraft.

  •
  $21.9 million of aggregate charges related to the writedown of three notes receivable.

        The charges were partially offset by $3.1 million of lease related income, net of lease charges.

        Other expenses for the nine months ended September 30, 2010, consisted of $88.7 million of aggregated lease related costs we expensed as a result of agreements to sell leased aircraft to third parties.

        Provision for Income Taxes:    Our effective tax rate for the nine months ended September 30, 2011, is a tax benefit of 34.1% as compared to a tax benefit of 29.1% for the same period in 2010. The increase in tax benefit is primarily due to the $10.2 million out of period adjustment related to the forfeiture of share-based deferred compensation awards for certain employees that terminated their employment with us in 2010, recorded in the nine months ended September 30, 2011, and discussed above. The $10.2 million out of period adjustment is treated as a permanent item for income taxes. Our effective tax rate continues to be impacted by minor permanent items and interest accrued on uncertain tax positions and tax authorities audit adjustments. Our reserve for uncertain tax positions increased by $40.0 million for the nine month period ended September 30, 2011, due to the continued uncertainty of tax benefits related to the FSC and ETI regimes, the benefits of which, if realized, would have a significant impact on our effective tax rate.

        Other Comprehensive Income:    Other comprehensive income decreased to $35.7 million for the nine months ended September 30, 2011, compared to $62.3 million for the same period in 2010. This decrease was primarily due to maturities of swaps and changes in the market values on derivatives qualifying for and designated as cash flow hedges.

Liquidity

        We generally fund our operations, including aircraft purchases, through available cash balances, internally generated funds, including aircraft sales, and debt financings. We borrow funds to purchase new and used aircraft, make progress payments during aircraft construction and pay off maturing debt obligations. These funds are borrowed both on a secured and unsecured basis from various sources. Our liquidity management strategy is to align our future debt maturities more closely with future operating cash flows. Consistent with this strategy, we used approximately $1.75 billion of the approximately $2.2 billion net proceeds generated from our issuance on May 24, 2011 of $2.25 billion of unsecured notes with maturity dates in 2016 and 2019 to purchase existing notes maturing in 2012 and 2013 with an aggregate principal amount of approximately $1.67 billion through tender offers we completed on June 17, 2011. As a result of these liquidity initiatives, we have extended our debt maturities from a weighted average of 4.3 years as of December 31, 2008 to a weighted average of 6.5 years as of September 30, 2011.

        During the nine months ended September 30, 2011, we entered into a three-year $2.0 billion unsecured revolving credit facility and, through a non-restricted subsidiary, a secured term loan agreement for approximately $1.3 billion, which was subsequently increased to approximately

$1.5 billion of lender commitments. The proceeds from the secured term loan are made available to the subsidiary borrower as we transfer aircraft into certain non-restricted subsidiaries. The obligations of the subsidiary borrower under the secured term loan agreement are guaranteed on an unsecured basis by ILFC and on a secured basis by the subsidiaries holding the aircraft, as described in greater detail under "—Debt Financings—Other Secured Financing Arrangements." At November 1, 2011, we had not drawn on our unsecured revolving credit agreement and funds aggregating $1.2 billion had been advanced to the subsidiary borrower under the secured term loan.

        We generated cash flows from operations of approximately $1.9 billion for the nine months ended September 30, 2011. During the nine months ended September 30, 2011, we repaid approximately $4.5 billion of maturing debt, received net principal payments under our derivative contracts of $270 million, and repaid an additional $1.2 billion under our credit facility dated as of October 13, 2006. At September 30, 2011, we had approximately $882 million in cash and cash equivalents available for use in our operations and approximately $363 million of cash restricted from use in our operations.

        We are restricted from incurring debt pursuant to the Master Transaction Agreement between AIG and the Department of the Treasury, among others. Any new debt issuances would be subject to the consent of the Department of the Treasury if, after giving effect to the incurrence of the debt and use of proceeds therefrom, we increase our net indebtedness by more than $1 billion compared to the same date in the previous year, or compared to December 8, 2010, if the measurement is made before December 8, 2011. We cannot predict whether the Department of the Treasury will consent to us incurring debt in excess of this amount.

        Our bank credit facilities and indentures also limit our ability to incur secured indebtedness. The most restrictive covenant in our bank credit facilities permits us to incur secured indebtedness totaling up to 30% of our consolidated net tangible assets, as defined in the credit agreement, minus $2.0 billion, which limit currently totals approximately $10.0 billion. As of November 1, 2011, we were able to incur an additional $3.5 billion of secured indebtedness under this covenant. Our debt indentures also restrict us from incurring secured indebtedness in excess of up to 12.5% of our consolidated net tangible assets, as defined in the indentures. However, we may obtain secured financing without regard to the 12.5% consolidated net tangible asset limit under our indentures by doing so through subsidiaries that qualify as non-restricted under such indentures.

        In addition to addressing our liquidity needs through debt financings, we may also pursue potential aircraft sales or, for some of our older out-of-production aircraft, part-outs. During the nine months ended September 30, 2011, we sold 12 aircraft and one engine for approximately $248 million in gross proceeds in connection with our ongoing fleet management strategy. In evaluating potential sales or part-outs of aircraft, we balance the need for funds with the long-term value of holding aircraft and our long-term prospects. Furthermore, we would need approval from the Department of the Treasury if we or any of our subsidiaries entered into sales transactions with aggregate consideration exceeding $2.5 billion during any twelve month period. We cannot predict whether the Department of the Treasury would consent to any future aircraft sales if their consent were required.

        We believe the sources of liquidity mentioned above, together with our cash generated from operations, will be sufficient to operate our business and repay our debt maturities for at least the next twelve months.

Debt Financings

        We have borrowed funds on both a secured and unsecured basis from various sources. During the nine months ended September 30, 2011, we (i) issued $2.25 billion of unsecured notes under our shelf registration statement; (ii) entered into a three-year $2.0 billion unsecured revolving credit facility; and (iii) entered into a secured term loan agreement with commitments of approximately $1.3 billion, which commitments were subsequently increased to approximately $1.5 billion, as further discussed below under "—Unsecured Bank Debt" and "—Other Secured Financing Arrangements." At November 1, 2011, we had not drawn on the revolving credit facility and funds aggregating $1.2 billion had been advanced to the subsidiary borrower under the secured term loan agreement.

        Our debt financing was comprised of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Secured
Senior secured bonds	$3,900,000	$3,900,000
ECA financings	2,411,609	2,777,285
Bank debt(a)	1,746,273	1,601,658
Other secured financings	1,300,000	1,300,000
Less: Deferred debt discount	(18,675)	(22,309)

	9,339,207	9,556,634
Unsecured
Bonds and Medium-Term Notes	13,029,773	16,810,843
Bank debt	73,140	234,600
Less: Deferred debt discount	(40,669)	(47,977)

	13,062,244	16,997,466

Total Senior Debt Financings	22,401,451	26,554,100
Subordinated Debt	1,000,000	1,000,000

	$23,401,451	$27,554,100

Selected interest rates and ratios which include the economic effect of derivative instruments:
Effective cost of borrowing	5.94%	5.03%
Percentage of total debt at fixed rates	76.72%	79.30%
Effective cost of borrowing on fixed rate debt	6.40%	6.38%
Bank prime rate	3.25%	3.25%

(a)
Of this amount, $101.2 million (2011) and $113.7 million (2010) is non-recourse to ILFC. These secured financings were incurred by VIEs, and consolidated into our condensed, consolidated financial statements.

        The above amounts represent the anticipated settlement of our outstanding debt obligations as of September 30, 2011 and December 31, 2010. Certain adjustments required to present currently outstanding hedged debt obligations have been recorded and presented separately on our Condensed, Consolidated Balance Sheets, including adjustments related to foreign currency hedging and interest rate hedging activities.

        For some of our secured debt financings, we created direct and indirect wholly owned subsidiaries for the purpose of purchasing and holding title to aircraft, and we pledged the equity of those subsidiaries as collateral. These subsidiaries have been designated as non-restricted subsidiaries under our indentures and meet the definition of a VIE. We have determined that we are the primary beneficiary of such VIEs and, accordingly, we consolidate such entities into our condensed, consolidated financial statements. See Note O of Notes to Condensed, Consolidated Financial Statements.

        At September 30, 2011, approximately $21.2 billion of our flight equipment was pledged as collateral for the $9.4 billion of secured debt outstanding.

        Our debt agreements contain various affirmative and restrictive covenants, as described in greater detail below. As of September 30, 2011, we were in compliance with the covenants in our debt agreements.

Senior Secured Bonds

        On August 20, 2010, we issued $3.9 billion of senior secured notes, with $1.35 billion maturing in September 2014 and bearing interest of 6.5%, $1.275 billion maturing in September 2016 and bearing interest of 6.75%, and $1.275 billion maturing in September 2018 and bearing interest of 7.125%. The notes are secured by a designated pool of aircraft, initially consisting of 174 aircraft and their equipment and related leases, and cash collateral when required. In addition, two of our subsidiaries, which either own or hold leases of aircraft included in the pool securing the notes, have guaranteed the notes. We can redeem the notes at any time prior to their maturity, provided we give notification between 30 to 60 days prior to the intended redemption date and subject to a penalty of the greater of 1% of the outstanding principal amount and a "make-whole" premium. There is no sinking fund for the notes.

        The indenture and the aircraft mortgage and security agreement governing the senior secured notes contain customary covenants that, among other things, restrict our and our restricted subsidiaries' ability to: (i) create liens; (ii) sell, transfer or otherwise dispose of the assets serving as collateral for the senior secured notes; (iii) declare or pay dividends or acquire or retire shares of our capital stock; (iv) designate restricted subsidiaries as non-restricted subsidiaries or designate non-restricted subsidiaries; and (v) make investments in or transfer assets to non-restricted subsidiaries. The indenture also restricts our and the subsidiary guarantors' ability to consolidate, merge, sell or otherwise dispose of all, or substantially all, of our assets.

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

Export Credit Facilities

        We entered into ECA facility agreements in 1999 and 2004 through certain direct and indirect wholly owned subsidiaries that have been designated as non-restricted subsidiaries under our indentures. The 1999 and 2004 ECA facilities were used to fund purchases of Airbus aircraft through 2001 and June 2010, respectively. New financings are no longer available to us under either ECA facility.

        As of September 30, 2011, approximately $2.4 billion was outstanding under the 2004 ECA facility and no loans were outstanding under the 1999 ECA facility. The interest rates on the loans outstanding under the 2004 ECA facility are either fixed or based on LIBOR and ranged from 0.37% to 4.71% at September 30, 2011. The net book value of the aircraft purchased under the 2004 ECA facility was $4.3 billion at September 30, 2011. The loans are guaranteed by various European ECAs. We have collateralized the debt with pledges of the shares of wholly owned subsidiaries that hold title to the aircraft financed under the facilities.

        Because of our current long-term debt ratings, the 2004 ECA facility requires us to segregate security deposits, overhaul rentals and rental payments received for aircraft with loan balances outstanding under the 2004 ECA facility. The segregated rental payments are used to make scheduled principal and interest payments on the outstanding debt under the 2004 ECA facility. The segregated funds are deposited into separate accounts pledged to and controlled by the security trustee of the facility. In addition, we must register the existing individual mortgages on certain aircraft funded under both the 1999 and 2004 ECA facilities in the local jurisdictions in which the respective aircraft are registered. The mortgages are only required to be filed with respect to aircraft that have outstanding loan balances or otherwise as agreed in connection with the cross-collateralization agreement described below. At September 30, 2011, we had segregated security deposits, overhaul rentals and rental payments aggregating approximately $363 million related to aircraft funded under the 2004 ECA facility. The segregated amounts will fluctuate with changes in security deposits, overhaul rentals, rental payments and debt maturities related to the aircraft funded under the 2004 ECA facility.

        During the first quarter of 2010, we entered into agreements to cross-collateralize the 1999 ECA facility with the 2004 ECA facility. As part of such cross-collateralization we (i) guaranteed the obligations under the 2004 ECA facility through our subsidiary established to finance Airbus aircraft under the 1999 ECA facility; (ii) agreed to grant mortgages over certain aircraft financed under the 1999 ECA facility and security interests over other collateral related to the aircraft financed under the 1999 ECA facility to secure the guaranty obligation; (iii) accepted a loan-to-value ratio (aggregating the loans and aircraft from the 1999 ECA facility and the 2004 ECA facility) of no more than 50%, in order to release liens (including the liens incurred under the cross-collateralization agreement) on any aircraft financed under the 1999 or 2004 ECA facilities or other assets related to the aircraft; and (iv) agreed to allow proceeds generated from certain disposals of aircraft to be applied to obligations under the 2004 ECA facility.

        We also agreed to additional restrictive covenants relating to the 2004 ECA facility, restricting us from (i) paying dividends on our capital stock with the proceeds of asset sales and (ii) selling or transferring aircraft with an aggregate net book value exceeding a certain disposition amount, which is currently approximately $10.2 billion. The disposition amount will be reduced by approximately $91.4 million at the end of each calendar quarter during the remainder of the effective period. The covenants are in effect from the date of the agreement until December 31, 2012. A breach of these restrictive covenants would result in a termination event for the ten loans funded subsequent to the date of the agreement and would make those loans, which aggregated $279.0 million at September 30, 2011, due in full at the time of such a termination event.

        In addition, if a termination event resulting in an acceleration of the obligations under the 2004 ECA facility were to occur, pursuant to the cross-collateralization agreement, we would have to segregate lease payments, overhaul rentals and security deposits received after such acceleration event occurred relating to all the aircraft funded under the 1999 ECA facility, even though those aircraft are no longer subject to a loan at September 30, 2011.

Secured Bank Debt

        2006 Credit Facility:    We have a credit facility, dated October 13, 2006, as amended, under which the original maximum amount available was $2.5 billion. The amended facility prohibits us from re-borrowing amounts repaid under this facility. As of September 30, 2011, the size of the facility was $530 million.

        As of September 30, 2011, we had secured loans of $456.9 million outstanding under the facility, all of which will mature in October 2012. The interest on the secured loans is based on LIBOR plus a margin of 2.15%, plus facility fees of 0.2% on the outstanding principal balance, for an interest rate of 2.39% at September 30, 2011. The remaining $73.1 million outstanding under the facility consisted of unsecured loans that matured and were paid in full on their originally scheduled maturity date of October 13, 2011. See Unsecured Bank Debt below.

        The collateralization requirement under the amended facility provides that the $456.9 million of secured loans must be secured by a lien on the equity interests of certain of our non-restricted subsidiaries that own aircraft with aggregate appraised values of originally not less than 133% of the outstanding principal amount, or the Required Collateral Amount. The credit facility includes an ongoing requirement, tested periodically, that the appraised value of the eligible aircraft owned by the pledged subsidiaries must be equal to or greater than 100% of the Required Collateral Amount. This ongoing requirement is subject to the right to transfer additional eligible aircraft to the pledged subsidiaries or ratably prepay the loans. We also guarantee the secured loans through certain other subsidiaries.

        The credit facility also contains financial and restrictive covenants that (i) limit our ability to incur indebtedness; (ii) restrict certain payments, liens and sales of assets by us; and (iii) require us to maintain a fixed charge coverage ratio and consolidated tangible net worth in excess of certain minimum levels.

        We have used proceeds received to date from the secured term loan agreement entered into on March 30, 2011, described in the following paragraphs, to prepay a portion of the amounts outstanding under this credit facility.

        2011 Secured Term Loan:    On March 30, 2011, one of our non-restricted subsidiaries entered into a secured term loan agreement with lender commitments in the amount of approximately $1.3 billion, which was subsequently increased to approximately $1.5 billion. The loan matures on March 30, 2018, with scheduled principal payments commencing in June 2012, and bears interest at LIBOR plus a margin of 2.75%, or, if applicable, a base rate plus a margin of 1.75%. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain wholly owned subsidiaries of the subsidiary borrower. The security granted initially includes a portfolio of 54 aircraft, together with attached leases and all related equipment, with an average appraised base market value, as defined in the loan agreement, of approximately $2.4 billion as of January 1, 2011, and the equity interests in certain SPEs that own the pledged aircraft and related equipment and leases. The $2.4 billion equals an initial loan-to-value ratio of approximately 65%. The proceeds of the loan are made available to the subsidiary borrower as aircraft are transferred to the SPEs, at an advance rate equal to 65% of the initial appraised value of the aircraft transferred to the SPEs. At September 30, 2011 and November 1, 2011, approximately $1.2 billion had been advanced to the subsidiary borrower under the agreement.

        The subsidiary borrower will be required to maintain compliance with a maximum loan-to-value ratio, which varies over time, as set forth in the term loan agreement. If the subsidiary borrower does not maintain compliance with the maximum loan-to-value ratio, it will be required to prepay portions of the outstanding loans, deposit an amount in the cash collateral account or transfer additional aircraft to SPEs, subject to certain concentration criteria, so that the ratio is equal to or less than the maximum loan-to-value ratio.

        We can voluntarily prepay the loan at any time, subject to a 2% prepayment penalty prior to March 30, 2012, and a 1% prepayment penalty between March 30, 2012 and March 30, 2013. The loan facility contains customary covenants and events of default, including covenants that limit the ability of the subsidiary borrower and its subsidiaries to incur additional indebtedness and create liens, and covenants that limit the ability of ILFC, the subsidiary borrower and its subsidiaries to consolidate, merge or dispose of all or substantially all of their assets and enter into transactions with affiliates.

        2009 Aircraft Financings:    In May 2009, ILFC provided $39.0 million of subordinated financing to a non-restricted subsidiary. The entity used these funds and an additional $106.0 million borrowed from third parties to purchase an aircraft, which it leases to an airline. ILFC acts as servicer of the lease for the entity. The $106.0 million loan has two tranches. The first tranche is $82.0 million, fully amortizes over the lease term, and is non-recourse to ILFC. The second tranche is $24.0 million, partially amortizes over the lease term, and is guaranteed by ILFC. Both tranches of the loan are secured by the aircraft and the lease receivables. Both tranches mature in May 2018 with interest rates based on LIBOR. At September 30, 2011, the interest rates on the $82.0 million and $24.0 million tranches were 3.37% and 5.07%, respectively. The entity entered into two interest rate cap agreements to economically hedge the related LIBOR interest rate risk in excess of 4.00%. At September 30, 2011, $80.9 million was outstanding under the two tranches and the net book value of the aircraft was $133.5 million.

        In June 2009, we borrowed $55.4 million through a non-restricted subsidiary, which owns one aircraft leased to an airline. Approximately half of the original loan amortizes over five years and the remaining $27.5 million is due in 2014. The loan is non-recourse to ILFC and is secured by the aircraft and the lease receivables. The interest rate on the loan is fixed at 6.58%. At September 30, 2011, $42.2 million was outstanding and the net book value of the aircraft was $88.9 million.

Other Secured Financing Arrangements—2010 Term Loans

        On March 17, 2010, we entered into the following term loans:

  •
  A $750 million term loan agreement secured by 43 aircraft and all related equipment and leases. The aircraft had an average appraised base market value, as defined in the loan agreement, of approximately $1.3 billion, for an initial loan-to-value ratio of approximately 56%. The loan matures on March 17, 2015, and bears interest at LIBOR plus a margin of 4.75% with a LIBOR floor of 2.0%. The principal of the loan is payable in full at maturity with no scheduled amortization, but we can voluntarily prepay the loan at any time.

  •
  A $550 million term loan agreement entered into through a newly formed non-restricted subsidiary. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain non-restricted subsidiaries of ILFC that hold title to 37 aircraft. The aircraft had an average appraised base market value, as defined in the loan agreement, of approximately $969 million, for an initial loan-to-value ratio of approximately 57%. The loan matures on March 17, 2016, and bears interest at LIBOR plus a margin of 5.0% with a LIBOR floor of 2.0%. The principal of the loan is payable in full at maturity with no scheduled amortization. We can voluntarily prepay the loan at any time, subject to a 1% prepayment penalty prior to March 17, 2012.

        The loans require a loan-to-value ratio of no more than 63%. If we, or the subsidiary borrower, do not maintain compliance with the maximum loan-to-value ratio, we will be required to either prepay portions of the outstanding loans or transfer additional aircraft to SPEs, subject to certain concentration criteria, so that the ratio is equal to or less than the maximum loan-to-value ratio.

        The loans also contain customary covenants and events of default, including limitations on our and our subsidiaries' ability, as applicable, to create liens; incur additional indebtedness; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into transactions with affiliates.

Unsecured Bonds and Medium-Term Notes

        Shelf Registration Statement:    We have an effective shelf registration statement filed with the SEC. As a result of our WKSI status, we have an unlimited amount of debt securities registered for sale under the shelf registration statement.

        Under our shelf registration statement, we issued: (i) $1.0 billion of 5.75% notes due 2016 and $1.25 billion of 6.25% notes due 2019 on May 24, 2011; (ii) $1.0 billion of 8.25% notes due 2020 on December 7, 2010; and (iii) $500 million of 8.875% notes due 2017 on August 20, 2010. At September 30, 2011, we also had $6.5 billion of public bonds and medium-term notes outstanding, with interest rates ranging from 0.60% to 7.50%, which we had issued in prior years under previous registration statements.

        The aggregate net proceeds from the sale of the notes issued on May 24, 2011, were approximately $2.22 billion after deducting underwriting discounts and commissions, fees and estimated offering expenses. The net proceeds from the sale of the notes were primarily used to purchase notes validly tendered and accepted in our tender offers that we announced during the second quarter of 2011 to purchase various series of our outstanding debt securities for up to $1.75 billion cash consideration, as further discussed below. The remaining net proceeds from the sale of the notes were used for general corporate purposes.

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

        Euro Medium-Term Note Programme:    We had a $7.0 billion Euro Medium-Term Note Programme, which we did not renew when it expired in September 2011. Notes of $1.2 billion previously outstanding under such Programme were repaid in full at their maturity in August 2011, leaving no amounts outstanding under the Programme. We had hedged the notes into U.S. dollars and fixed the interest rates at a range of 5.355% to 5.367%. The foreign exchange adjustment for the foreign currency denominated notes was $165.4 million at December 31, 2010.

        A rollforward for the nine months ended September 30, 2011, of the foreign currency adjustment related to foreign currency denominated notes is presented below (dollars in thousands):

Foreign currency adjustment related to foreign currency denominated debt at December 31, 2010	$165,400
Foreign currency period adjustment of non-US$ denominated debt	104,800
Repayment of debt principal from cash receipts under derivative contracts at the maturity of the debt and the derivative contract(a)	(270,200)

Foreign currency adjustment related to foreign currency denominated debt at September 30, 2011	$—

(a)
We had hedged the foreign currency exposure through foreign currency swaps.

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

        The indenture governing the notes contains customary covenants that, among other things, restrict our and our restricted subsidiaries' ability to (i) incur liens on assets; (ii)  declare or pay dividends or acquire or retire shares of our capital stock during certain events of default; (iii) designate restricted subsidiaries as non-restricted subsidiaries or designate non-restricted subsidiaries; (iv) make investments in or transfer assets to non-restricted subsidiaries; and (v) consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets.

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

Unsecured Bank Debt

        2011 Credit Facility:    On January 31, 2011, we entered into a $2.0 billion unsecured three-year revolving credit facility with a group of 11 banks that will expire on January 31, 2014. This revolving credit facility provides for interest rates based on either a base rate or LIBOR plus an applicable margin determined by a ratings-based pricing grid. The credit agreement contains customary events of default and restrictive financial covenants that require us to maintain a minimum fixed charge coverage ratio, a minimum consolidated tangible net worth and a maximum ratio of consolidated debt to consolidated tangible net worth. As of September 30, 2011, no amounts were outstanding under this revolving credit facility.

        2006 Credit Facility:    As of September 30, 2011, $73.1 million of unsecured loans were outstanding under our credit agreement dated as of October 13, 2006. These loans matured and were paid in full on October 13, 2011, the original maturity date for this credit facility. The interest on the loans was based on LIBOR plus a margin of 0.65% plus facility fees of 0.2% of the outstanding balance. The remaining outstanding loans under the agreement, as amended, are secured and mature in October 2012. See "—Secured Bank Debt" above.

Subordinated Debt

        In December 2005, we issued two tranches of subordinated debt totaling $1.0 billion. Both tranches mature on December 21, 2065, but each tranche has a different call option. The $600 million tranche had a call option date of December 21, 2010, and the $400 million tranche has a call option date of December 21, 2015. We did not exercise the call option at December 21, 2010, and the interest rate on the $600 million tranche changed from a fixed interest rate of 5.90% to a floating rate with an initial credit spread of 1.55% plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. The interest will reset quarterly and at September 30, 2011, the interest rate was 4.77%. The $400 million tranche has a fixed interest rate of 6.25% until the 2015 call option date, and if we do not exercise the call option, the interest rate will change to a floating rate, reset quarterly, based on the initial credit spread of 1.80% plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. If we choose to redeem the $600 million tranche, we must pay 100% of the principal amount of the bonds being redeemed, plus any accrued and unpaid interest to the redemption date. If we choose to redeem only a portion of the outstanding bonds, at least $50 million principal amount of the bonds must remain outstanding.

Derivatives

        We employ derivative products to manage our exposure to interest rates risks and foreign currency risks. We enter into derivative transactions only to economically hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements, foreign currency swap agreements and interest rate cap agreements. At September 30, 2011, we had no foreign currency swap agreements outstanding, all of our interest rate swap agreements were designated as and accounted for as cash flow hedges and we had not designated our interest rate cap agreements as hedges.

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

        The counterparty to our interest rate swaps at September 30, 2011, is AIG Markets, Inc., a wholly owned subsidiary of AIG. The swap agreements are subject to a bilateral security agreement and a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. Failure of the counterparty to perform under the derivative contracts would not have a material impact on our results of operations and cash flows as we are in a net liability position at September 30, 2011. The counterparty to our interest rate cap agreements is an independent third party with whom we do not have a master netting agreement.

Credit Ratings

        Because of our current long-term debt ratings, the 2004 ECA facility imposes the following restrictions: (i) we must segregate all security deposits, overhaul rentals and rental payments related to the aircraft financed under the 2004 ECA facility into separate accounts controlled by the security trustee (segregated rental payments are used to make scheduled principal and interest payments on the outstanding debt) and (ii) we must file individual mortgages on the aircraft funded under both the 1999 and 2004 ECA facilities in the local jurisdictions in which the respective aircraft are registered.

        While a ratings downgrade does not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of such financings.

        The following table summarizes our current ratings by Fitch, Moody's and S&P, the nationally recognized rating agencies:

  Unsecured Debt Ratings

Rating Agency	Long-term Debt	Corporate Rating	Outlook	Date of Last Ratings Action
Fitch	BB	BB	Stable	November 4, 2011
Moody's	B1	B1	Positive	May 12, 2011
S&P	BBB-	BBB-	Stable	May 19, 2011

  Secured Debt Ratings

Rating Agency	$750 Million Term Loan	$550 Million Term Loan	$3.9 Billion Senior Secured Notes
Fitch	BBB-	BB	BBB-
Moody's	Ba2	Ba3	Ba3
S&P	BBB	BBB-	BBB-

        These credit ratings are the current opinions of the rating agencies and our current BBB- rating by S&P takes into consideration our ownership by AIG. As such, they may be changed, suspended or withdrawn at any time by the rating agencies as a result of various circumstances including changes in, or unavailability of, information.

Existing Commitments

        The following table summarizes our contractual obligations at September 30, 2011:

	Commitments Due by Fiscal Year
	Total	2011	2012	2013	2014	2015	Thereafter
	(Dollars in thousands)
Bonds and medium-term notes	$13,029,773	$40,899	$2,017,613	$3,421,375	$1,039,786	$1,260,100	$5,250,000
Unsecured bank loans	73,140	73,140	—	—	—	—	—
Senior secured bonds	3,900,000	—	—	—	1,350,000	—	2,550,000
Secured bank loans	1,746,274	3,570	559,214	132,599	153,352	127,006	770,533
ECA financings	2,411,609	76,462	428,960	428,960	423,862	335,794	717,571
Other secured financings	1,300,000	—	—	—	—	750,000	550,000
Subordinated debt	1,000,000	—	—	—	—	—	1,000,000
Estimated interest payments including the effect of derivative instruments(a)	8,798,940	385,825	1,365,370	1,198,144	992,122	814,737	4,042,742
Operating leases(b)(c)	55,360	3,201	12,821	14,057	14,467	10,169	645
Pension obligations(d)	9,770	1,539	1,577	1,639	1,676	1,676	1,663
Commitments under aircraft purchase agreements(e)(f)	17,517,460	81,986	579,859	1,166,550	1,714,504	2,469,763	11,504,798

Total	$49,842,326	$666,622	$4,965,414	$6,363,324	$5,689,769	$5,769,245	$26,387,952

(a)
Estimated interest payments for floating rate debt included in this table are based on rates at September 30, 2011. Estimated interest payments include the estimated impact of our interest rate swap agreements and foreign currency derivative instruments. For floating rate debt that has been swapped into fixed rate debt, the estimated interest payments reflect the swapped fixed rate.

(b)
Excludes fully defeased aircraft sale-lease back transactions.

(c)
Minimum rentals have not been reduced by minimum sublease rentals of $5.4 million receivable in the future under non-cancellable subleases.

(d)
Our pension obligations are part of intercompany expenses, which AIG allocates to us on an annual basis. The amount is an estimate of such allocation. The column "2011" consists of total estimated allocations for 2011 and the column "Thereafter" consists of the 2016 estimated allocation. The amount allocated has not been material to date.

(e)
Includes sale-leaseback transactions in 2012. In addition, we have been called upon to perform under an asset value guarantee, and we intend to exercise our option to purchase the aircraft under the guarantee. The value of this aircraft has been included in 2012.

(f)
Excludes amounts related to (i) our purchase rights for 50 aircraft which we have not yet exercised and (ii) five sale-leaseback transactions entered into in October 2011.

Contingent Commitments

        From time to time, we participate with airlines, banks and other financial institutions in the financing of aircraft by providing asset guarantees, put options or loan guarantees collateralized by aircraft. As a result, should we be called upon to fulfill our obligations, we would have recourse to the value of the underlying aircraft. The table below reflects our potential payments for these contingent obligations, without any offset for the projected value of the aircraft. The table below does not include contingent payments for $265.4 million of uncertain tax liabilities and any effect of our net tax liabilities. The future cash flows to these tax liabilities are uncertain and we are unable to make reasonable estimates of the outflows.

	Contingency Expiration by Fiscal Year
	Total	2011	2012	2013	2014	2015	Thereafter
	(Dollars in thousands)
Asset Value Guarantees	$488,572	$8,880	$37,950	$96,003	$33,125	$157,132	$155,482

Variable Interest Entities

        Our leasing and financing activities require us to use many forms of special purpose entities to achieve our business objectives and we have participated to varying degrees in the design and formation of these special purpose entities. A majority of these entities are wholly owned; we are the primary or only variable interest holder, we are the only decision maker and we guarantee all the activities of the entities. However, these entities meet the definition of a VIE because they do not have sufficient equity to operate without our subordinated financial support in the form of intercompany notes and loans which serve as equity. We have variable interest in other entities in which we have determined that we are the primary beneficiary, because by design we absorb the majority of the risks and rewards. Further, since we control and manage all aspects of the entities, the related aircraft are included in Flight equipment under operating leases and the related borrowings are included in Debt Financings on our Consolidated Balance Sheets.

        In addition to the above entities, we have variable interests in ten entities to which we previously sold aircraft. The interests include debt financings, preferential equity interests, and in some cases providing guarantees to banks which had provided the secured senior financings to the entities. Each entity owns one aircraft. The individual financing agreements are cross-collateralized by the aircraft. In prior years, we had determined that we were the primary beneficiary of these entities due to our exposure to the majority of the risks and rewards of these entities and consolidated the entities into our consolidated financial statements. Because we did not have legal or operational control over and did not own the assets of, nor were we directly obligated for the liabilities of these entities, we presented the assets and liabilities of these entities separately on our consolidated balance sheet. We have a credit facility with these entities to provide financing up to approximately $8.3 million, of which the entire amount was outstanding at September 30, 2011. The maximum exposure to loss for these entities is $8.3 million, which is the total investments in senior secured notes and total outstanding under the credit facility.

Off-Balance-Sheet Arrangements

        We have not established any unconsolidated entities for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We have, however, from time to time established subsidiaries, entered into joint ventures or created other partnership arrangements or trusts with the limited purpose of leasing aircraft or facilitating borrowing arrangements. See Note O of Notes to Condensed, Consolidated Financial Statements for more information regarding our involvement with VIEs.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of changes in value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

  Interest Rate Risk

        Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Interest rate risk is highly sensitive due to many factors, including the U.S. government's monetary and tax policies, global economic factors and other factors beyond our control. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates. Our primary interest rate exposures relate to our floating rate debt obligations, which are based on interest rate indices such as LIBOR. Increases in the interest rate index would reduce our pre-tax income by increasing the cost of our debt, if we were not able to proportionally increase our lease rates.

        We mitigate our floating interest rate risk by entering into interest rate swap contracts as appropriate. After taking our swap agreements into consideration, which in effect have fixed the interest rates of the hedged debt, our floating rate debt comprised approximately 23% of our total outstanding debt obligations, or approximately $5.5 billion in aggregate principal amount, at September 30, 2011.

        The fair market value of our interest rate swaps is affected by changes in interest rates, credit risk of our counterparties to the swaps, and the liquidity of those instruments. We determine the fair value of our derivative instruments using a discounted cash flow model, which incorporates an assessment of the risk of non-performance by our swap counterparties. The model uses various inputs including contractual terms, interest rate, credit spreads and volatility rates, as applicable. We record the effective part of the changes in fair value of derivative instruments in Other Comprehensive Income.

        The following discussion about the potential effects of changes in interest rates is based on a sensitivity analysis, which models the effects of hypothetical interest rate shifts on our results of operation and cash flows. This sensitivity analysis is constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by the inability to include the extraordinarily complex market reactions that normally would arise from the market shifts. Although the following results of our sensitivity analysis for changes in interest rates may have some limited use as a benchmark, they should not be viewed as a forecast. This forward-looking disclosure also is selective in nature and addresses only the potential impact of our debt obligations. It does not include a variety of other potential factors that could affect our business as a result of changes in interest rates.

        Assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100 basis-point increase or decrease in our variable interest rates would have increased or decreased our interest expense, and accordingly our cash flows, by approximately $55 million on an annualized basis. The same hypothetical 100 basis-point increase or decrease in interest rates on our total outstanding debt obligations would have increased or decreased our interest expense, and accordingly our cash flows, by approximately $235 million on an annualized basis.

  Foreign Currency Exchange Risk

        Our functional currency is U.S. dollars. All our aircraft purchase agreements are negotiated in U.S. dollars, we currently receive substantially all of our revenue in U.S. dollars and we pay substantially all of our expenses in U.S. dollars. We currently have a limited number of leases denominated in foreign currencies and we do incur some of our expenses in foreign currencies, primarily the Euro. A decrease in the U.S. dollar in relation to foreign currencies increases our expenses paid in foreign currencies and an increase in the U.S dollar in relation to foreign currencies decreases our lease revenue received from foreign currency denominated leases. Because we currently receive most of our revenues in U.S. dollars and pay most of our expenses in U.S. dollars a change in foreign exchange rates would not have a material impact on our results of operations or cash flows.

ITEM 4.    CONTROLS AND PROCEDURES

(A)    Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to our management, including the Chief Executive Officer and the Senior Vice President and Chief Financial Officer (collectively, the "Certifying Officers"), as appropriate, to allow timely decisions regarding required disclosure.

        In conjunction with the close of each fiscal quarter, we conduct a review and evaluation under the supervision and with the participation of our management, including the Certifying Officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2011, the end of the period covered by this report.

(B)    Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting during the three months ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Yemen Airways-Yemenia and Airblue Limited:    We are named in lawsuits in connection with the 2009 crash of our Airbus A310-300 aircraft on lease to Yemen Airways-Yemenia, a Yemeni carrier; and the 2010 crash of our Airbus A320-200 aircraft on lease to Airblue Limited, a Pakistani carrier. These lawsuits were filed by the families of victims on the flights and seek unspecified damages for wrongful death, costs, and fees. The Yemen Airways litigation and the Airblue Limited litigation were filed in January 2011 and March 2011, respectively, in California Superior Court in Los Angeles County. We have removed the Yemen Airways litigation to United States District Court. Each of the Airblue and Yemen Airways litigations is in its incipient stage. While the plaintiffs have not specified any amount of damages in either case, we believe that we are adequately covered by available liability insurance for both lawsuits and that we have substantial defenses to these actions. We do not believe that the outcome of any of these lawsuits, individually or in the aggregate, will have a material effect on our consolidated financial condition, results of operations or cash flows.

        Flash Airlines:    We were named in a lawsuit in connection with the 2004 crash of our Boeing 737-300 aircraft on lease to Flash Airlines, an Egyptian carrier. All claims against us related to this lawsuit were dismissed on October 5, 2011.

        We are also a party to various claims and litigation matters arising in the ordinary course of our business. We do not believe that the outcome of any of these matters, individually or in the aggregate, will be material to our consolidated financial position, results of operations or cash flows.

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

Risks Relating to Our Business

Our substantial level of indebtedness could adversely affect our ability to fund future needs of our business and to react to changes affecting our business and industry.

        The aircraft leasing business is capital intensive and we have a substantial amount of indebtedness, which requires significant interest and principal payments. As of September 30, 2011, we had approximately $23.5 billion in principal amount of indebtedness outstanding. We will need to make principal and interest payments totaling $4.4 billion and $5.2 billion on our outstanding long-term indebtedness during 2012 and 2013, respectively (assuming the September 30, 2011 interest rates on our outstanding floating rate indebtedness remain the same). Because some of our debt bears variable rates of interest, our interest expense could fluctuate in the future.

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

We will need additional capital to finance our operations, including purchasing aircraft, and to service our existing indebtedness, including refinancing our indebtedness as it matures. We may not be able to obtain additional capital on favorable terms, or at all.

        We will require additional capital to purchase new and used flight equipment, make progress payments during aircraft construction and repay our maturing debt obligations. As of September 30, 2011, we had approximately $3.0 billion and $4.0 billion of indebtedness maturing in 2012 and 2013, respectively. In addition, we currently have commitments to purchase 240 new and one used aircraft for delivery through 2019 with aggregate estimated total remaining payments of $17.5 billion. We also have purchase rights for an additional 50 Airbus A320neo family aircraft, provided we exercise those rights.

        If we are unable to purchase aircraft as the commitments come due, we will be subject to several risks, including:

  •
  forfeiting deposits and progress payments to manufacturers and having to pay certain significant costs related to these commitments such as actual damages and legal, accounting and financial advisory expenses;

  •
  defaulting on our lease commitments, which could result in monetary damages and damage to our reputation and relationships with lessees; and

  •
  failing to realize the benefits of purchasing and leasing such aircraft.

        Our ability to satisfy our obligations with respect to our future aircraft purchases and indebtedness will depend on, among other things, our future financial and operating performance and our ability to raise additional capital through the capital markets or through aircraft sales. Prevailing economic and market conditions, and financial, business and other factors, many of which are beyond our control, will affect our future operating performance and our ability to access the capital markets or seek potential aircraft sales. For example, changes to the Aircraft Sector Understanding in February 2011 may make it more difficult for us to obtain financing for aircraft from the ECAs. In addition, our ability to access debt markets and other financing sources depends, in part, on our credit ratings by the three major nationally recognized statistical rating organizations. For instance, from September 2008 through February 2010, we experienced multiple downgrades in our credit ratings by these rating organizations. These credit rating downgrades, combined with externally generated volatility, limited our ability to access the debt markets in 2009 and early 2010 and resulted in unattractive funding costs.

        In addition to the impact of economic and market conditions on our ability to raise additional capital, we are subject to restrictions under our existing debt agreements and under the Master Transaction Agreement. Our bank credit facilities and indentures limit our ability to incur secured indebtedness. The most restrictive covenant in the bank credit facilities permits us and our subsidiaries to incur secured indebtedness totaling up to 30% of our consolidated net tangible assets, as defined in the credit agreement, minus $2.0 billion, which limit currently totals approximately $10.0 billion. As of November 1, 2011, we were able to incur an additional $3.5 billion of secured indebtedness under this covenant. Our debt indentures also restrict us and our subsidiaries from incurring secured indebtedness in excess of 12.5% of consolidated net tangible assets, as defined in the indentures. However, we may obtain secured financing without regard to the 12.5% consolidated net tangible asset limit under our debt indentures by doing so through subsidiaries that qualify as non-restricted under the indentures.

        Additionally, because we are a Designated Entity under the Master Transaction Agreement, we need consent from the Department of the Treasury (i) to increase our net indebtedness by more than $1 billion compared to the same date in the previous year, or compared to December 8, 2010, if the measurement is made before December 8, 2011, or (ii) to agree, in any twelve-month period, to sell or dispose of assets for total consideration greater than or equal to $2.5 billion. We cannot predict whether the Department of the Treasury would grant consent in these circumstances.

        As a result of these limitations, we may be unable to generate sufficient cash flows from operations, or obtain additional capital in an amount sufficient to enable us to pay our indebtedness, make aircraft purchases or fund our other liquidity needs. If we are able to obtain additional capital, it may not be on terms favorable to us. Further, in evaluating potential aircraft sales, we must balance the need for funds with the long-term value of holding aircraft and long-term prospects for us. If we are unable to generate or borrow sufficient cash, we may be unable to meet our debt obligations and/or aircraft purchase commitments as they become due, which could limit our ability to obtain new, modern aircraft and compete in the aircraft leasing market.

An increase in our cost of borrowing could have a material and adverse impact on our net income, results of operations and cash flows.

        Our cost of borrowing is impacted by fluctuations in interest rates. Our lease rates are generally fixed over the life of the lease. Changes, both increases and decreases, in our cost of borrowing due to changes in interest rates directly impact our net income. The interest rates that we obtain on our debt financings are a result of several components, including credit spreads, swap spreads, duration and new issue premiums. These are all in addition to the underlying Treasury or LIBOR rates, as applicable. We manage interest rate volatility and uncertainty by maintaining a balance between fixed and floating rate debt, through derivative instruments and through varying debt maturities.

        Our average effective cost of borrowing increased from 4.79% to 5.94% from September 30, 2010, to September 30, 2011, reflecting higher interest rates on our new debt relative to the debt we were replacing. A 1% increase in our average effective cost of borrowing at September 30, 2011, would have increased our interest expense by approximately $235 million annually, which would put downward pressure on our operating margins and could materially and adversely impact our cash generated from operations. Our average effective cost of borrowing reflects our composite interest rate, including any effect of interest rate swaps or other derivatives and including the effect of debt discounts.

The recent global sovereign debt crisis could result in higher borrowing costs and more limited availability of credit, as well as impact the overall airline industry and the financial health of our lessees.

        On August 5, 2011, Standard & Poor's lowered its long term sovereign credit rating on the United States of America from AAA to AA+. While U.S. lawmakers reached an agreement to raise the federal debt ceiling on August 2, 2011, the downgrade reflected Standard & Poor's view that the fiscal consolidation plan within that agreement fell short of what would be necessary to stabilize the U.S. government's medium term debt dynamics. In addition, significant concerns regarding the sovereign debt of numerous other countries have developed recently and required some of these countries to seek emergency financing. This recent sovereign debt crisis could adversely impact the financial health of the global banking system, not only due to its exposure to the sovereign debt, but also by the imposition of stricter capital requirements, which could limit availability of credit. Further, the sovereign debt crisis could lower consumer confidence, which could result in material adverse impacts on financial markets and economic conditions in the United States and throughout the world and, in turn, the market's anticipation or reflection of these impacts could have a material adverse effect on our business, financial condition and liquidity.

Our business model depends on the continual leasing and re-leasing of the aircraft in our fleet, and we may not be able to enter into leases on favorable terms, if at all.

        Our business model depends on the continual leasing and re-leasing of the aircraft in our fleet in order to generate sufficient revenues to finance our growth and operations, pay our debt service obligations and generate positive cash flows from operations. Because our leases are predominantly operating leases, only a portion of the aircraft's value is covered by revenues generated from the initial lease and we may not be able to realize the aircraft's residual value after expiration of the initial lease.

We bear the risk of re-leasing or selling the aircraft in our fleet when our operating leases expire. Our ability to lease, re-lease or sell our aircraft will depend on conditions in the airline industry and general market and competitive conditions at the time the operating leases are entered into and expire, including those risks discussed under "In addition to increased fuel costs, other risks adversely impacting the airline industry in general could adversely impact our business because they increase the likelihood of lessee non-performance and an inability to lease our aircraft." In addition to factors linked to the aviation industry in general, other factors that may affect the market value and lease rates of our aircraft include (i) maintenance and operating history of the airframe and engines; (ii) the number of operators using the particular type of aircraft; and (iii) aircraft age.

Aircraft in our fleet that become obsolete will be more difficult to re-lease or sell, which could result in declining lease rates, impairment charges or losses related to aircraft asset value guarantees.

        Aircraft are long-lived assets requiring long lead times to develop and manufacture. Aircraft of a particular model and type tend to become obsolete and less in demand over time, as more advanced and efficient aircraft are manufactured. This life cycle can be shortened by world events, government regulation or customer preferences. For example, increases in fuel prices have resulted in an increased demand for newer fuel-efficient aircraft, such as the Airbus A320neo family narrowbody aircraft, which may potentially shorten the useful life of older aircraft, including A320 family aircraft without the new engines. As aircraft in our fleet approach obsolescence, demand for that particular model and type will decrease which could result in declining lease rates and could have a material adverse effect on our financial condition and results of operations. In addition, since we depreciate our aircraft for accounting purposes on a straight-line basis to the aircraft's residual value over its estimated useful life, if we dispose of an aircraft for a price that is less than the depreciated book value of the aircraft on our balance sheet, we will recognize impairments or fair value adjustments.

        Deterioration of aircraft values may also result in impairment charges or losses related to aircraft asset value guarantees. During 2010 and for the nine months ended September 30, 2011, we recorded impairment charges and fair value adjustments on aircraft of approximately $1.5 billion and $1.6 billion, respectively. The impairment charges in 2010 were primarily due to the sale of aircraft in 2010. The impairment charges in 2011 primarily resulted from our annual recurring recoverability assessment, when higher fuel prices resulting in lower demand for older less fuel-efficient models of aircraft and our acquisition of in-house part-out capabilities with the purchase of AeroTurbine led management to decrease the expected holding period of certain aircraft. The reduction of the expected holding periods of these aircraft and unfavorable trends affecting the airline industry in general resulted in impairment charges. Generally accepted accounting principles require that we use undiscounted future cash flows in determining whether impairment charges are appropriate; accordingly, the fair value of our assets (using a discounted cash flow analysis) could be significantly less than their book value.

        A full recovery of the airline industry may not be imminent and lower future lease rates and increased costs associated with repossessing and redeploying aircraft may have a negative impact on our operating results in the future, including causing future potential aircraft impairment charges.

Our relationship with AIG may affect our ability to operate and finance our business as we deem appropriate and changes with respect to AIG could negatively impact us.

        Although neither AIG nor any of its subsidiaries is a co-obligor or guarantor of our debt securities, circumstances affecting AIG may have an impact on us and we are not sure how further changes in circumstances related to AIG may impact us. We are a Designated Entity under the Master Transaction Agreement. As long as we are a Designated Entity, we and our subsidiaries are restricted from taking certain significant actions without obtaining prior written consent from the Department of the Treasury under the Master Transaction Agreement, including:

  •
  amending or waiving any provisions of our or our subsidiaries' articles of incorporation, bylaws, or similar organizational documents in a manner that would adversely affect, in any material respect, the rights of our or our subsidiaries' equity interests;

  •
  authorizing or issuing any equity interests, unless to AIG or a wholly owned subsidiary of AIG;

  •
  declaring dividends on any equity interests, excluding any of our preferred stock outstanding as of December 8, 2010, other than on a pro rata basis;

  •
  redeeming or repurchasing equity interests that are owned by third parties, excluding any of our preferred stock outstanding as of December 8, 2010;

  •
  merging with a third party, or selling, directly or indirectly, all or substantially all of our or our subsidiaries' consolidated assets;

  •
  agreeing in any twelve month period to sell or dispose of assets for total consideration greater than or equal to $2.5 billion;

  •
  acquiring assets after December 8, 2010, other than pursuant to existing purchase commitments at such date, with aggregate scheduled payments under the purchase contracts for such assets greater than or equal to $2.5 billion in any twelve month period;

  •
  engaging in any public offering or other sale or transfer of equity interests;

  •
  voluntarily liquidating, filing for bankruptcy, or taking any other legal action evidencing insolvency; and

  •
  increasing our net indebtedness by more than $1 billion compared to the same date in the previous year, or compared to December 8, 2010, if the measurement is made before December 8, 2011.

        Additionally, under the Master Transaction Agreement, if the Department of the Treasury still holds preferred interests in certain AIG special purpose vehicles on May 1, 2013, the Department of the Treasury may direct AIG to sell certain assets, including us.

The agreements governing certain of our indebtedness contain restrictions and limitations that could significantly affect our ability to operate our business and compete effectively.

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

  •
  pay dividends and distributions.

        The agreements governing certain of our indebtedness also contain financial covenants, such as requirements that we comply with one or more of loan-to-value, minimum net worth and interest coverage ratios. In addition, we are restricted from taking certain actions without consent from the Department of the Treasury, as described above in "Our relationship with AIG may affect our ability to operate and finance our business as we deem appropriate and changes with respect to AIG could negatively impact us." Furthermore, if AIG Capital ceases to own at least 51% of our outstanding common stock, an event of default will occur under our credit facility entered into on October 13, 2006, which had approximately $457 million aggregate principal amount outstanding at November 1, 2011.

        Complying with such covenants may at times necessitate that we forgo other opportunities such as using available cash to purchase new aircraft or promptly disposing of less profitable aircraft. Moreover, our failure to comply with any of these covenants would likely constitute a default under such facilities and could give rise to an acceleration of some, if not all, of our then outstanding indebtedness, which would have a material adverse effect on our business and our ability to continue as a going concern.

Increases in fuel costs could materially adversely affect our lessees and, by extension, the demand for our aircraft.

        Fuel costs represent a major expense to airlines and fuel prices fluctuate widely depending primarily on international market conditions, geopolitical and environmental events, regulatory changes and currency exchange rates. The ongoing unrest in North Africa and the Middle East has generated uncertainty regarding the predictability of the world's future oil supply, which has led to significant near-term increases in fuel costs. If this unrest continues, fuel costs may continue to rise. Other events can also significantly affect fuel availability and prices, including natural disasters, decisions by the Organization of the Petroleum Exporting Countries regarding its members' oil output and the increase in global demand for fuel from countries such as China.

        Higher cost of fuel will likely have a material adverse impact on airline profitability. Due to the competitive nature of the airline industry, airlines may not be able to pass on increases in fuel prices to their passengers by increasing fares. If airlines do increase fares, demand for air travel may be adversely affected. In addition, airlines may not be able to manage fuel cost risk by appropriately hedging their exposure to fuel price fluctuations. If fuel prices increase further, they are likely to cause our lessees to incur higher costs or experience reduced revenues. Consequently, these conditions may:

  •
  affect our lessees' ability to make rental and other lease payments;

  •
  result in lease restructurings and aircraft repossessions;

  •
  increase our costs of maintaining and marketing aircraft;

  •
  impair our ability to re-lease aircraft and other aviation assets or re-lease or otherwise sell our assets on a timely basis at favorable rates; or

  •
  reduce the sale proceeds received for aircraft or other aviation assets upon any disposition.

        Such effects could have a material adverse effect on our business, financial condition, and results of operations.

In addition to increased fuel costs, other risks adversely impacting the airline industry in general could adversely impact our business because they increase the likelihood of lessee non-performance and an inability to lease our aircraft.

        Our business depends on the financial strength of our airline customers and their ability to meet their payment obligations to us and if their ability materially decreases, it may negatively affect our business, financial condition, results of operations and cash flows.

        The risks affecting our airline customers are generally out of our control and impact our customers to varying degrees. As a result, we are indirectly impacted by all the risks facing airlines today. Their ability to compete effectively in the marketplace and manage these risks has a direct impact on us. In addition to increased fuel prices and availability discussed above, these risks include:

• demand for air travel;	• heavy reliance on automated systems;
• competition between carriers;	• geopolitical events;
• labor costs and stoppages;	• equity and borrowing capacity;
• maintenance costs;	• environmental concerns;
• employee labor contracts;	• government regulation;
• air traffic control infrastructure constraints;	• interest rates;
• airport access;	• airline capacity;
• insurance costs and coverage;	• natural disasters; and
• security, terrorism and war, including increased passenger screening as a result thereof;	• worldwide health concerns, such as outbreaks of H1N1, SARS and avian influenza.

        To the extent that our customers are affected by these or other risks, we may experience:

  •
  lower demand for the aircraft in our fleet and an inability to immediately place new and used aircraft when they become available, resulting in lower market lease rates and lease margins, and payments for storage and maintenance;

  •
  a higher incidence of lessee defaults and repossessions affecting net income due to maintenance, consulting and legal costs associated with the repossessions, as well as lost revenue for the time the aircraft are off lease and possibly lower lease rates from the new lessees;

  •
  a higher incidence of lease restructurings for our troubled customers which reduces overall lease revenue; and

  •
  a loss if an aircraft is damaged or destroyed by an event specifically excluded from the insurance policy such as dirty bombs, bio-hazardous materials and electromagnetic pulsing.

We may be indirectly subject to many of the economic and political risks associated with emerging markets, which could adversely affect our financial results and growth prospects.

        We derived approximately 45% of our revenues for the nine months ended September 30, 2011, from airlines in emerging market countries. Emerging market countries have less developed economies and infrastructure and are often more vulnerable to economic and geopolitical challenges and may experience significant fluctuations in gross domestic product, interest rates and currency exchange rates, as well as civil disturbances, government instability, nationalization and expropriation of private assets and the imposition of taxes or other charges by government authorities. The occurrence of any of these events in markets served by our lessees and the resulting economic instability that may arise, particularly if combined with high fuel prices, could adversely affect the value of our aircraft subject to lease in such countries or the ability of our lessees that operate in these markets to meet their lease obligations. In addition, legal systems in emerging market countries may be less developed, which could make it more difficult for us to enforce our legal rights in such countries.

        Further, demand for aircraft is dependent on passenger and cargo traffic, which in turn is dependent on general business and economic conditions. As a result, weak or negative economic growth in emerging markets may have an indirect effect on the value of the assets that we acquire if airlines and other potential lessees are adversely affected. If the recent global economic downturn continues or worsens, our assets may decline in value, which could have an adverse effect on our results of operations or our financial condition. For these and other reasons, our financial results and growth prospects may be negatively impacted by adverse economic and political developments in emerging market countries.

Our aircraft may not at all times be adequately insured either as a result of lessees failing to maintain sufficient insurance during the course of a lease or insurers not being willing to cover certain risks.

        We do not directly control the operation of any aircraft we acquire. Nevertheless, because we hold title, directly or indirectly, to such aircraft, we could be sued or held strictly liable for losses resulting from the operation of such aircraft, or may be held liable for those losses on other legal theories, in certain jurisdictions around the world or claims may be made against us as the owner of an aircraft requiring us to expend resources in our defense. We require our lessees to obtain specified levels of insurance and indemnify us for, and insure against, liabilities arising out of their use and operation of our aircraft. Some lessees may fail to maintain adequate insurance coverage during a lease term, which, although in contravention of the lease terms, would necessitate our taking some corrective action such as terminating the lease or securing insurance for the aircraft, either of which could adversely affect our financial results.

        In addition, there are certain risks or liabilities that our lessees may face, for which insurers may be unwilling to provide coverage or the cost to obtain such coverage may be prohibitively expensive. For example, following the terrorist attacks of September 11, 2001, non-government aviation insurers significantly reduced the amount of insurance coverage available for claims resulting from acts of terrorism, war, dirty bombs, bio-hazardous materials, electromagnetic pulsing or similar events. Accordingly, we anticipate that our lessees' insurance or other coverage may not be sufficient to cover all claims that could or will be asserted against us arising from the operation of our aircraft by our lessees. Inadequate insurance coverage or default by lessees in fulfilling their indemnification or insurance obligations will reduce the proceeds that we receive if we are sued and are required to make payments to claimants, which could have a material adverse effect on our business, financial condition, and results of operations.

The failure of our lessees to perform required maintenance on our aircraft could result in a diminution in the value of the aircraft, some of which could constitute collateral under our secured debt facilities, and could impair our ability to resell or repossess the aircraft.

        Under each of our leases, the lessee is primarily responsible for maintaining the aircraft and complying with all governmental requirements applicable to the lessee and to the aircraft, including operational maintenance, registration requirements and airworthiness directives. A lessee's failure to perform required maintenance during the term of a lease could result in a diminution in the appraised or liquidation value of an aircraft, an inability to re-lease the aircraft at favorable rates, or at all, or a potential grounding of the aircraft and could require us to incur maintenance and modification costs upon the expiration or earlier termination of the lease to restore the aircraft to an acceptable condition prior to sale or re-leasing or for further flight. Even if we perform maintenance or modification of the aircraft, the value of the aircraft may still deteriorate.

If our lessees fail to discharge aircraft liens, we may be obligated to pay the aircraft liens and until they are discharged, the liens could impair our ability to repossess, re-lease or sell the aircraft.

        Our lessees are likely to incur aircraft liens that secure the payment of airport fees and taxes, customs duties and air navigation charges and aircraft may also be subject to mechanics' liens. Although we anticipate that the financial obligations relating to these liens will be the responsibility of our lessees, if they fail to fulfill such obligations, the liens may attach to our aircraft and ultimately become our responsibility. In some jurisdictions, aircraft liens may give the holder thereof the right to detain or, in limited cases, sell or cause the forfeiture of the aircraft. Until they are discharged, these liens could impair our ability to repossess, re-lease, or sell our aircraft.

There are a limited number of airframe and engine manufacturers and the failure of any manufacturer to meet its delivery obligations to us could adversely affect our financial results and growth prospects.

        The supply of aircraft we purchase and lease is dominated by two airframe manufacturers, Boeing and Airbus, and a limited number of engine manufacturers. As a result, we are dependent on these manufacturers' success in remaining financially stable, producing aircraft and related components that meet the airlines' demands, in both type and quantity, and fulfilling their contractual obligations to us. Should the manufacturers fail to respond appropriately to changes in the market environment or fail to fulfill their contractual obligations, we may experience:

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

  •
  poor customer support from the manufacturers of aircraft and components resulting in reduced demand for a particular manufacturer's product, creating downward pressure on demand for those aircraft in our fleet and reduced market lease rates for those aircraft; and

  •
  our purchase agreements with the manufacturers and the leases we have signed with our customers for future lease commitments are all subject to cancellation clauses related to delays in delivery dates.

        There have been recent well-publicized delays by Boeing and Airbus in meeting stated deadlines in bringing new aircraft to market. Any manufacturer delays for aircraft that we have committed to lease could strain our relations with our lessees and termination of such leases by the lessees could have a material adverse effect on our financial results.

Future acquisitions may require significant resources and result in unanticipated adverse consequences that could have a material adverse effect on our business, results of operations and financial condition.

        We may seek to grow by making acquisitions, like our recent acquisition of AeroTurbine. Future acquisitions may require us to make significant cash investments or incur substantial debt, which could reduce our liquidity and access to financial markets. In addition, acquisitions may require significant management attention and divert management from our other operations. These capital, equity and managerial commitments may impair the operation of our business. In addition, if the due diligence of the operations of any acquired business performed by us or by third parties on our behalf is inadequate or flawed, or if we later discover unforeseen financial or business liabilities, an acquired business may not perform as expected. Acquisitions could also have a negative impact on our results of operations if we subsequently determine that goodwill or other acquired assets are impaired, resulting in an impairment charge in a future period. Additionally, if we fail to successfully integrate an acquired business or we are unable to realize the intended benefits from an acquisition, our existing business, revenue and operating results could be adversely affected.

The continued success of our business will depend, in part, on our ability to acquire in-demand aircraft and enter into profitable leases upon the acquisition of such aircraft. If we are unable to successfully execute on our acquisition strategy, our financial results and growth prospects could be materially and adversely affected.

        The success of our business depends, in part, on our ability to acquire in-demand aircraft and enter into profitable leases upon the acquisition of such aircraft. We currently have commitments to purchase 240 new and one used aircraft. We are considering purchasing additional new aircraft from airlines and leasing them back to the airlines, but we may not be able to acquire such additional aircraft. We also may not be able to enter into profitable leases upon the acquisition of the new aircraft we purchase. An acquisition of one or more aircraft may not be profitable to us and may not generate sufficient cash flow to justify those acquisitions. If we experience significant delays in the implementation of our business strategies, including delays in the acquisition and leasing of aircraft, our fleet management strategy and long-term results of operations could be adversely affected.

        In addition, our acquisition strategy exposes us to risks that could have a material adverse effect on our business, financial condition, results of operations and cash flow, including risks that we may:

  •
  impair our liquidity by using a significant portion of our available cash or borrowing capacity to finance the acquisition of aircraft; or

  •
  significantly increase our interest expense and financial leverage to the extent we incur additional debt to finance the acquisition of aircraft.

If we acquire a high concentration of a particular type of aircraft, our business and financial results could be adversely affected by changes in market demand or problems specific to that aircraft type.

        If we acquire a high concentration of a particular type of aircraft, our business and financial results could be adversely affected if the demand for that type of aircraft declines, if it is redesigned or replaced by its manufacturer or if that type of aircraft experiences design or technical problems. For instance, we recently announced that we have contracted to purchase 100 A320neo family narrowbody aircraft and have the right to purchase an additional 50 A320neo family aircraft. If this aircraft type or any other aircraft type of which we acquire a high concentration encounters technical or other problems, the value and lease rates of such aircraft will likely decline and we may be unable to lease such aircraft on favorable terms, if at all. A significant technical problem with a specific type of aircraft could result in the grounding of the aircraft. Any decrease in the value and lease rates of our aircraft may have a material adverse effect on our business and financial results.

Competition from other aircraft lessors or purchasers could adversely affect our financial results and growth prospects.

        The aircraft leasing industry is highly competitive. We may also encounter competition from other entities in the acquisition of aircraft such as airlines, financial institutions, aircraft brokers, public and private partnerships, investors and funds with more capital to invest in aircraft and other aircraft leasing companies that we do not currently consider our major competitors.

        Competition for a leasing transaction is based principally upon lease rates, delivery dates, lease terms, reputation, management expertise, aircraft condition, specifications and configuration and the availability of the types of aircraft necessary to meet the needs of the customer. Some of our competitors may have greater operating and financial resources and access to lower capital costs than we have. In addition, some competing aircraft lessors may have a lower overall cost of capital and may provide inducements to potential lessees that we cannot match. Competition in the purchase and sale of used aircraft is based principally on the availability of used aircraft, price, the terms of the lease to which an aircraft is subject and the creditworthiness of the lessee, if any. We may not always be able to compete successfully with our competitors and other entities, which could materially adversely affect our financial results and growth prospects.

The loss of key personnel could adversely affect our reputation and relationships with lessees, manufacturers, buyers and financiers of aircraft, which are a critical element to the success of our business.

        We believe our senior management's reputation and relationships with lessees, manufacturers, buyers and financiers of aircraft are an important element to the success of our business. Strong competition exists for qualified personnel with demonstrated ability both within and outside our industry. We had significant turnover in our senior management team during 2010 and 2011, resulting in a new chief executive officer, president and chief financial officer, and the retirement of our general counsel. Only our chief executive officer, Mr. Courpron, is currently covered by an employment agreement. Furthermore, as an indirect wholly owned subsidiary of AIG, we have been subject to statutory compensation limits, which we refer to generally as the "TARP Standards," that restrict the structure and amounts of compensation that we may pay to any of our executive officers who are or become subject to the TARP Standards. We will continue to be subject to the TARP Standards so long as AIG beneficially owns more than 50% of our outstanding stock or until it repays 100% of the aggregate financial assistance it received under the Troubled Assets Relief Program, or TARP. The restrictions and limitations on compensation imposed on us under the TARP Standards may adversely affect our ability to attract new talent and retain and motivate our existing impacted employees. The inability to retain our key employees or attract and retain new talent could adversely impact our business and results of operation.

Conflicts of interest may arise between us and customers who utilize our fleet management services, which may adversely affect our business interests.

        Conflicts of interest may arise between us and third-party aircraft owners, financiers and operating lessors who hire us to perform fleet management services such as leasing, re-leasing, lease management and sales services. These conflicts may arise because services we provide for these customers are also services we provide for our own fleet, including the placement of aircraft with lessees. Our servicing contracts require that we act in good faith and not unreasonably discriminate against serviced aircraft in favor of our own aircraft. Nevertheless, competing with our fleet management customers may result in strained relationships with these customers, which may adversely affect our business interests.

The future recognition of deferred tax liabilities accumulated during prior periods could have a negative impact on our future cash flows.

        It is typical in the aircraft leasing industry for companies that are continuously acquiring additional aircraft to incur significant tax depreciation, which offsets taxable income but creates a deferred tax liability on the aircraft leasing company's balance sheet. This deferred tax liability is attributable to the excess of the depreciation claimed for tax purposes over the depreciation claimed for financial statement purposes. As of September 30, 2011, we had a net deferred tax liability of approximately $4.3 billion, which primarily reflects accelerated depreciation claimed for tax purposes. The recognition of these deferred tax liabilities could have a negative impact on our cash flow in future periods.

We operate in multiple jurisdictions and may become subject to a wide range of income and other taxes.

        We operate in multiple jurisdictions and may become subject to a wide range of income and other taxes. If we are unable to execute our business in jurisdictions with preferential tax treatment, our operations may be subject to significant income and other taxes.

We are subject to various risks and requirements associated with transacting business in foreign countries.

        Our international operations expose us to trade and economic sanctions and other restrictions imposed by the United States or other governments or organizations. See "Business—Government Regulation" in Exhibit 99.2 to our Current Report on Form 8-K dated September 1, 2011. The U.S. Departments of Justice, Commerce and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export controls laws, the Foreign Corrupt Practices Act, or FCPA, and other federal statutes and regulations, including those established by the Office of Foreign Assets Control, or OFAC. Under these laws and regulations, the government may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries, and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. A violation of these laws or regulations could adversely impact our business, operating results, and financial condition.

        We have in place training programs for our employees with respect to FCPA, OFAC, export controls and similar laws and regulations. There can be no assurance that our employees, consultants, sales agents, or associates will not engage in conduct for which we may be held responsible. Violations of the FCPA, OFAC and other export control regulations, and similar laws and regulations may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

We and our recently acquired aircraft part-out company AeroTurbine are subject to various environmental laws and regulations that could have an adverse impact on our results of operations.

        Our operations, including our recently acquired aircraft part-out company AeroTurbine, are subject to various federal, state and local environmental, health and safety laws and regulations in the United States, including those relating to the discharge of materials into the air, water, and ground, the generation, storage, handling, use, transportation and disposal of regulated materials, the remediation of contaminated sites, and the health and safety of our employees. A violation of these laws and regulations or permit conditions can result in substantial fines, permit revocation or other damages. Many of these laws could obligate us to investigate or clean up contamination that may exist at our current facilities, or facilities that we formerly owned or operated, even if we did not cause the contamination. They could also impose liability on us for related natural resource damages or investigation and remediation of third party waste disposal sites where we have sent, or may send, waste. We may also be subject to claims for personal injury or property damages relating to any such contamination or non-compliance with other environmental requirements. We may not be in complete compliance with these laws, regulations or permits at all times. Also, new or more stringent standards in existing environmental laws may cause us to incur additional costs.

Regulations relating to climate change, noise restrictions, and greenhouse gas emissions may have a negative effect on the airline industry and our business and financial condition.

        Governmental regulations regarding aircraft and engine noise and emissions levels apply based on where the relevant aircraft is registered and operated. For example, jurisdictions throughout the world have adopted noise regulations which require all aircraft to comply with noise level standards. In addition to the current requirements, the United States and the International Civil Aviation Organization, or the ICAO, have adopted a new, more stringent set of standards for noise levels which applies to engines manufactured or certified on or after January 1, 2006. Currently, U.S. regulations would not require any phase-out of aircraft that meet the older standards applicable to engines manufactured or certified prior to January 1, 2006 but the European Union has established a framework for the imposition of operating limitations on aircraft that is not consistent with these new standards. In addition to more stringent noise restrictions, the United States and certain other jurisdictions regulate emissions of certain greenhouse gases, such as nitrogen oxide. These limits frequently apply only to engines manufactured after 1999, however, because aircraft engines are replaced from time to time in the usual course, it is likely that the number of engines subject to these requirements would increase over time. In addition, concerns over global warming could result in more stringent limitations on the operation of aircraft powered by older, noncompliant engines, as well as newer engines. For example, the United States is in the process of adopting more stringent nitrogen oxide emission standards for newly manufactured aircraft engines starting in 2013, the European Union has incorporated aviation-related greenhouse gas emissions into the European Union's Emission Trading Scheme beginning in 2012, and the ICAO recently approved a resolution designed to cap greenhouse gas emissions from aircraft and committed to propose a greenhouse gas emission standard for aircraft engines by 2013.

        European countries generally have relatively strict environmental regulations that can restrict operational flexibility and decrease aircraft productivity. As noted, the European Parliament has confirmed that aviation is to be included in the European Union's Emissions Trading Scheme starting in 2012, and that all of the emissions associated with international flights that land or take off within the European Union will be subject to the trading program, even those emissions that are emitted outside of the European Union. Although the United States and other countries are challenging the extra-territorial application of the Emissions Trading Scheme, its inclusion could possibly distort the European air transport market leading to higher ticket prices and ultimately a reduction in demand for air travel. Beginning in 2007, the United Kingdom doubled its air passenger duties to respond to the environmental costs of air travel. Similar measures may be implemented in other jurisdictions due to environmental concerns. These increased costs could have a negative impact on the demand for air travel and, as a result, on our business and financial condition.

        In addition, noise and emission regulations could limit the economic life of our aircraft and engines, reduce their value, limit our ability to lease or sell the non-compliant aircraft and engines or, if engine modifications are necessary, require us to make significant additional investments in the aircraft and engines to make them compliant. Compliance with current or future regulations, taxes or duties imposed to deal with environmental concerns could cause lessees to incur higher costs and to generate lower net revenues, resulting in an adverse impact on their financial conditions. Consequently, such compliance may affect lessees' ability to make rental and other lease payments and reduce the value we receive for the aircraft upon any disposition, which could have an adverse effect on our business and financial condition.

Failure to obtain certain required licenses and approvals could negatively affect our ability to re-lease or sell aircraft, which would negatively affect our financial condition and results of operations.

        Lessees are subject to extensive regulation under the laws of the jurisdictions in which the aircraft are registered and operated. As a result, we expect that certain aspects of our leases will require licenses, consents or approvals, including consents from governmental or regulatory authorities for certain payments under our leases and for the import, export or deregistration of the aircraft. Subsequent changes in applicable law or administrative practice may increase such requirements and governmental consent, once given, could be withdrawn. Furthermore, consents needed in connection with the future re-leasing or sale of an aircraft may not be forthcoming. Any of these events could adversely affect our ability to re-lease or sell aircraft which would negatively affect our financial condition and results of operations.

The manner in which we report our lease revenue may be significantly impacted by a proposed new standard for lease accounting.

        In August 2010, the Financial Accounting Standards Board, or FASB, and the International Accounting Standards Board, or IASB, issued an Exposure Draft that proposes substantial changes to existing lease accounting that will affect all lease arrangements. Subsequent meetings of the joint committee of the FASB and the IASB have made further changes to the proposed lease accounting.

        Under the current proposed accounting model, lessees will be required to record an asset representing the right-to-use the leased item for the lease term, or Right-of-Use Asset, and a liability to make lease payments. The Right-of-Use asset and liability incorporate the rights arising under the lease and are based on the lessee's assessment of expected payments to be made over the lease term. The proposed model requires measuring these amounts at the present value of the future expected payments.

        Under the current proposed accounting model, lessors will apply the receivable and residual method. This will require a lessor to derecognize its flight equipment into a receivable based upon the present value of lease payment under a lease and a residual value. Revenue recognized would be interest income based upon the effective interest rate explicit in the lease.

        The FASB and IASB intend to issue a revised exposure draft during the first six months of 2012. The proposal does not include a proposed effective date; rather it is expected to be considered as part of the evaluation of the effective dates for the major projects currently undertaken by the FASB. The FASB and IASB continue to deliberate on the proposed accounting. Currently, management is unable to assess the impact the adoption of the new finalized lease standard will have on our financial statements. Although we believe the presentation of our financial statements, and those of our lessees, could change, we do not believe the accounting pronouncement will change the fundamental economic reasons for which the airlines lease aircraft. Therefore, we do not believe it will have a material impact on our business.

None of the Federal Reserve Bank of New York, or the FRBNY, Department of the Treasury, or any other department or agency of the U.S. government has given any guarantee, undertaking or assurance to provide any financial or other support to us at any time in the future.

        Given the previous actions of the FRBNY and the Department of the Treasury in connection with the liquidity issues of AIG and its subsidiaries, including us, and the Department of the Treasury's ownership of approximately 77% of AIG's outstanding common stock, some debtholders may assume that the FRBNY or Department of the Treasury may provide support to us if we were to encounter financial or other difficulties in the future. Holders of our debt should be aware that none of the FRBNY, Department of the Treasury, nor any other department or agency of the U.S. government, nor any of their respective employees, representatives or agents has given any guarantee, undertaking or assurance (whether express or implied and whether or not the same is legally binding) to provide any financial or other support (whether in the form of debt, equity or otherwise) to us at any time in the future. Accordingly, debtholders should not assume that any such support would be provided by any such entities in those circumstances.

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
101.
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheet as of September 30, 2011 and December 31, 2010; (ii) the Consolidated Statement of Operations for the three and nine months ended September 30, 2011 and 2010; (iii) the Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2011 and 2010; (iv) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010 and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL LEASE FINANCE CORPORATION
November 7, 2011	/s/ HENRI COURPRON HENRI COURPRON Chief Executive Officer (Principal Executive Officer)
November 7, 2011	/s/ ELIAS HABAYEB ELIAS HABAYEB Senior Vice President and Chief Financial Officer (Principal Financial Officer)
November 7, 2011	/s/ KURT H. SCHWARZ KURT H. SCHWARZ Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit No.
3.1	Restated Articles of Incorporation of the Company (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008, and incorporated herein by reference).
3.2	Amended and Restated By-laws of the Company (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference).
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
101.
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheet as of September 30, 2011 and December 31, 2010; (ii) the Consolidated Statement of Operations for the three and nine months ended September 30, 2011 and 2010; (iii) the Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2011 and 2010; (iv) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010 and (v) the Notes to the Consolidated Financial Statements.