Form 10-K
period 2011-12-31
INTERNATIONAL LEASE FINANCE CORP
filed 2012-03-08
CIK 714311

Use these links to rapidly review the document

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES FORM 10-K Items 8, 15(a), and 15(b) INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

         As of June 30, 2011 and March 5, 2012, there were 45,267,723 shares of Common Stock, no par value, outstanding, all of which were held by affiliates.

         Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

Explanatory Note

        International Lease Finance Corporation ("ILFC") was acquired by American International Group, Inc. ("AIG's") in 1990. When AIG purchased ILFC, in accordance with the purchase accounting method under generally accepted accounting principles in the United States ("GAAP"), AIG established a new basis for ILFC's assets and liabilities in AIG's consolidated financial statements based on the fair value of ILFC's assets and liabilities at the time of the acquisition. Following the acquisition, ILFC continued to issue its separate standalone financial statements, and did not "push down" the new basis for its assets and liabilities established by AIG at the time of the acquisition. Instead, ILFC maintained its historical basis in its assets and liabilities. The reporting basis for ILFC's assets and liabilities included in the consolidated financial statements of AIG therefore was different from the reporting basis for ILFC's assets and liabilities included in ILFC's previously reported separate standalone financial statements. In contemplation of a potential future partial or complete divestiture of ILFC by AIG, ILFC has elected, for all periods presented, to reflect AIG's basis in the assets acquired and liabilities assumed in connection with AIG's acquisition of ILFC.

        The consolidated financial statements and financial information of ILFC reported prior to this Form 10-K are not directly comparable to the financial statements and financial information of ILFC included in this report as a result of the above-mentioned change in accounting principle. The differences relate to basis differences in flight equipment under operating leases which affect accumulated depreciation and related depreciation expense, aircraft impairment charges and fair value adjustments, flight equipment marketing and gain on aircraft sales, interest and other income, deferred taxes and related tax provisions, net income, paid-in capital, retained earnings and total shareholders' equity. See Note A of Notes to Consolidated Financial Statements for the impact of this adoption on ILFC's consolidated balance sheets and statements of operations at and for the years ended December 31, 2010 and 2009.

INTERNATIONAL LEASE FINANCE CORPORATION
2011 FORM 10-K ANNUAL REPORT

PART I

Item 1.    Business

Our Company

        International Lease Finance Corporation (the "Company," "ILFC," "management," "we," "our," "us") is the world's largest independent aircraft lessor measured by number of owned aircraft. We are an indirect wholly-owned subsidiary of American International Group, Inc. ("AIG"). AIG is a holding company, which, through its subsidiaries, is primarily engaged in a broad range of insurance and insurance-related activities in the United States and abroad. Our portfolio consists of over 1,000 owned or managed aircraft as well as commitments to purchase 257 new high-demand, fuel-efficient aircraft, including 25 through sale-leaseback transactions, and rights to purchase an additional 50 such aircraft. We have also agreed to purchase three used aircraft from third parties. We have over 190 customers in more than 80 countries. We are an independent aircraft lessor because we are not affiliated with any airframe or engine manufacturer. This independence provides us with purchasing flexibility to acquire aircraft or engine models regardless of the manufacturer. We believe size and global scale provide distinct competitive advantages that, among other things, help us obtain favorable delivery dates and terms from manufacturers and access capital from a variety of sources with competitive pricing and terms. In addition, our strong customer and manufacturer relationships permit us to quickly identify opportunities to re-market aircraft as leases mature and to influence new aircraft designs.

        We maintain a diverse and strategic mix of aircraft designed to meet our customers' needs and maximize our opportunities to generate revenue and grow our profitability. As of December 31, 2011, we owned 930 aircraft in our leased fleet, had seven additional aircraft in our fleet classified as finance and sales-type leases and provided fleet management services for 87 aircraft. We have agreed to sell ten aircraft at the end of their lease and we have identified three other aircraft for part-outs from our fleet. By aircraft count, our diversified aircraft fleet is comprised of 72% narrowbody (single-aisle) aircraft and 28% widebody (twin-aisle) aircraft, with 53% representing Airbus models and 47% representing Boeing models. The weighted average age of our fleet, weighted by the net book value of our aircraft, was 7.7 years at December 31, 2011. We have a higher percentage of widebody aircraft compared to most other lessors, which provides us with a competitive advantage due to generally longer lease terms, higher lease rates, higher probability of lease extensions and we believe better credit quality of lessees, as compared to narrowbody aircraft. Fewer lessors compete in this portion of the market due to the higher cost of widebody aircraft, which can create increased concentration risks for smaller lessors. Our competitive advantage will be enhanced as we take delivery of next generation widebody aircraft. In addition, the aircraft we have on order or have rights to purchase are among the most modern, fuel-efficient models. We have the largest order position for the Boeing 787 and the largest order position among aircraft leasing companies for the Airbus A320neo family and Airbus A350s, according to reports currently available on the Airbus and Boeing websites. We believe our size and scale allow us to compete more effectively for multi-aircraft transactions, including large sale-leaseback transactions. During 2011 we entered into sale-leaseback transactions for 27 new aircraft, two of which were delivered to us during 2011.

        We lease aircraft to airlines operating in every major geographic region, including emerging and high-growth markets in Asia, Latin America, the Middle East and Eastern Europe. Among our largest lessees are AeroMexico, Air France, China Southern Airlines, Emirates Airline and Virgin Atlantic Airways. We predominantly enter into net operating leases that require the lessee to pay all operating expenses, normal maintenance and overhaul expenses, insurance premiums and taxes. Our leases have terms of up to 15 years and the weighted average lease term remaining on our current leases, weighted by the net book value of our aircraft, was 4.0 years as of December 31, 2011. Our leases are generally payable in U.S. dollars with lease rates fixed for the term of the lease, providing us with a stable and predictable source of revenues. We believe our broad customer base and market presence enable us to identify opportunities to re-market aircraft before leases mature, contributing to an average aircraft on-lease percentage of approximately 99.7% over the last five years.

        In addition to our primary business of owning and leasing aircraft, we also provide fleet management services to investors and owners of aircraft portfolios for a management fee. At times, we sell aircraft from our leased aircraft fleet to other leasing companies, financial services companies and airlines. We have also provided asset value guarantees and a limited number of loan guarantees to buyers of aircraft or to financial institutions for a fee. Our recent acquisition of AeroTurbine, Inc. ("AeroTurbine"), a provider of certified aircraft engines, aircraft and engine parts and supply chain solutions, provides us with in-house part-out and engine leasing capabilities, allows us to manage aircraft and engines across their complete lifecycle and enables us to offer an integrated value proposition to our customers.

        We began operations in 1973 as a pioneer in the aircraft leasing industry and have nearly 40 years of operating history. We believe our industry leading scale, global customer network and diversified aircraft portfolio have enabled us to prudently and profitably manage the risks of owning and leasing aircraft. We have demonstrated strong and sustainable financial performance through most airline industry cycles in the past 30 years. Our prominent leadership position within the aircraft leasing industry has resulted in a premier brand name which provides us access to a variety of funding sources and helps us attract and retain customers and employees. We operate our business principally from offices in Los Angeles, Miami, Amsterdam, Dublin, Seattle and Singapore and intend to open an office in Beijing during 2012. Our offices are strategically located to provide us with proximity to our current customers, potential customers and airframe and engine manufacturers.

        We are incorporated in the State of California and our principal offices are located at 10250 Constellation Blvd., Suite 3400, Los Angeles, California 90067. Our telephone number, facsimile number and website address are (310) 788-1999, (310) 788-1990, and www.ilfc.com, respectively. Our EDGAR filings with the United States Securities and Exchange Commission ("SEC") are available, free of charge, on our website or by written request to us. The information on our website is not part of or incorporated by reference into this report.

Competitive Strengths

        We believe our size, global scale, long operating history and premier brand provide us with the following competitive strengths that contribute significantly to our success and sustained profitability.

        Largest independent aircraft lessor with benefits of scale.    We are the world's largest independent aircraft lessor with a portfolio of over 1,000 owned or managed aircraft and over 190 customers in more than 80 countries. We believe the size of our portfolio and our scale provide us with important competitive advantages, including the ability to:

  •
  enter into large, sophisticated and strategic aircraft transactions with our customers;

  •
  obtain favorable delivery dates and terms from manufacturers;

  •
  influence airframe manufacturers on a variety of matters including the design of aircraft;

  •
  maintain a diversified aircraft portfolio, including a higher percentage of widebody aircraft in our fleet as compared to most other aircraft lessors;

  •
  access multiple sources of capital with attractive pricing and terms; and

  •
  diversify our customer base and geographic exposure.

        Long-standing and strategic customer relationships.    We have collaborative and strategic relationships, many of which are long-standing, with over 190 customers worldwide, including scheduled, charter and freighter airlines and low-cost carriers. Our top ten customers have all been leasing aircraft from us for over a decade. We believe we are the largest aircraft lessor to many of our customers, which strengthens our position and access to senior management with these customers. Our close customer relationships and market knowledge enable us to identify opportunities to re-market aircraft before leases mature, contributing to an average aircraft on-lease percentage of approximately 99.7% over the last five years. We also gain valuable insight and knowledge of the airline industry and market trends from our customers, enabling us to better anticipate new opportunities and mitigate adverse trends. Our established customer relationships also allow us to secure large and strategic aircraft transactions, including sale-leaseback transactions, often for multiple aircraft, and to play an important role in our customers' fleet modernization initiatives. Our large and diverse customer base helps minimize our risks relating to regional economic conditions.

        Extensive airframe and engine manufacturer relationships.    We are the largest customer of Airbus S.A.S. ("Airbus") and the largest lessor customer of The Boeing Company ("Boeing") measured by deliveries of aircraft through 2011. We believe we are one of the largest purchasers of engines from CFM International, GE Aviation, International Aero Engines, Pratt & Whitney and Rolls-Royce. Our relationships with Airbus and Boeing have spanned over 20 years and our senior management has direct experience working for airframe manufacturers. These extensive manufacturer relationships and the scale of our business enable us to place large orders with favorable terms and conditions, including pricing and delivery terms, and have allowed us to become the largest lessor purchaser of next generation aircraft, including the Airbus A320neo family aircraft, Airbus A350s and Boeing 787s. Our independence from airframe and engine manufacturers allows us to focus on providing the best products with the most market appeal regardless of manufacturer. In addition, we believe our strategic relationships with manufacturers and market knowledge allow us to influence new aircraft designs, which gives us increased confidence in our airframe and engine selections.

        Attractive and diversified aircraft fleet.    Our diversified aircraft fleet is comprised of 72% narrowbody (single-aisle) aircraft and 28% widebody (twin-aisle) aircraft, with 53% representing Airbus models and 47% representing Boeing models. The weighted average age of our fleet by net book value was 7.7 years as of December 31, 2011. As our new aircraft orders are delivered, our fleet will gain more modern and fuel-efficient aircraft that are in high demand from airlines around the world. We own a large number of widebody aircraft, which benefits us due to generally longer lease terms, higher lease rates, higher probability of lease extensions and better credit quality of lessees, as compared to narrowbody aircraft. We believe the large number and variety of widebody aircraft in our fleet uniquely positions us in emerging markets, particularly in Asia and the Middle East, where, according to September 2011 data from CAPA Centre for Aviation, airlines are expected to require a substantial number of additional widebody aircraft to meet growing long-haul and regional travel demand.

        Large and valuable aircraft delivery pipeline.    We have one of the largest aircraft order books among lessors. We have commitments to purchase 257 new high-demand, fuel-efficient aircraft scheduled for delivery through 2019, comprised of 100 Airbus A320neo family aircraft, 20 Airbus A350s, 74 Boeing 787s, 58 Boeing 737-800s, and five Boeing 777-300s, and rights to purchase an additional 50 Airbus A320neo family aircraft. We believe we have developed this order book by capitalizing on our scale and strong relationships with airframe and engine manufacturers and our airline customers. These new aircraft will provide us with significant fleet growth in high demand, fuel-efficient aircraft over the next decade and represent a significant leadership position in the highly anticipated Airbus A320neo family, Airbus A350 and Boeing 787 aircraft deliveries. We are the largest customer of the Boeing 787 and the largest lessor customer of both the Airbus A320neo family aircraft and the Airbus A350 according to reports currently available on the Boeing and Airbus websites. We will also be the first aircraft leasing company to offer the Airbus A320neo family aircraft for lease with 75 A320neos and 25 A321neos on order with initial deliveries scheduled for 2015. We believe these aircraft will provide significant value and strong returns on investment and that our prime delivery dates for so many highly coveted aircraft will provide us with a competitive advantage by strengthening our reputation and prominence with customers.

        Strong liquidity position with significant access to diverse funding sources.    Our scale and operating history provide us with access to significant amounts of funding, including unsecured debt, from various sources on competitive terms. Since 2010, we have raised over $19 billion, including approximately $9.2 billion of unsecured debt, primarily through a combination of new loan and bond financings. As of December 31, 2011, we had a cash balance of approximately $2.0 billion and an additional $2.0 billion available under our revolving credit facility. We believe our existing sources of liquidity and anticipated cash flows from operations will be sufficient to cover our debt maturities over the next 12 months. We have significantly reduced our leverage, with our net debt to adjusted shareholders' equity ratio declining from 3.9-to-1.0 as of December 31, 2008 to 3.0-to-1.0 as of December 31, 2011, while increasing the weighted average life of our debt maturities from 4.3 years as of December 31, 2008 to 6.4 years as of December 31, 2011, which has allowed us to better align our debt maturities with our anticipated operating cash flows. We also have relatively low exposure to interest rate risk because approximately 76% of our outstanding debt as of December 31, 2011, was fixed rate debt or floating rate debt swapped into fixed rate debt. Our broad access to secured and unsecured capital allows us to obtain competitive financing rates and terms. Our significant number of unencumbered aircraft provides us with meaningful operational and capital structure flexibility. Our financial flexibility together with our broad access to capital also provides us with the ability to take advantage of new business opportunities such as aircraft acquisitions. Our foreign exchange exposure is also limited with approximately 97% of our revenues denominated in U.S. dollars for the year ended December 31, 2011.

        Fleet management capabilities across the complete life cycle of an aircraft.    Our acquisition of AeroTurbine provides us with in-house part-out and engine leasing capabilities that allow us to manage aircraft and engines across their complete lifecycle. This platform enables us to offer a differentiated fleet management product and service offering to our airline customers as they transition out aging aircraft. AeroTurbine has market insight and recurring customer relationships, which are strengths that can be leveraged for growth in the engine and parts business. We expect this acquisition will further maximize the value of our aircraft.

        Dedicated management team with extensive airline, manufacturer and leasing experience.    Our senior management team has an average of over 20 years of aviation and other relevant experience, including experience at ILFC and with airlines, airframe manufacturers and other lessors. Our management team has a proven track record of success in all aspects of leasing including financing, lease structuring, strategic planning, risk diversification, fleet restructuring and aircraft purchasing. We believe our senior management's reputation and relationships with lessees, manufacturers, buyers and financiers of aircraft are important elements to the success of our business.

Business Strategies

        We believe the following strategies will enable us to continue to serve our customers, grow our customer base, manage our portfolio to optimize revenues and profitability and strengthen our position as the world's largest independent aircraft lessor.

        Continue to capitalize on our existing customer relationships.    We believe that we have strong customer relationships as a result of our nearly 40-year operating history. We intend to continue to capitalize on our customer relationships to facilitate strategic and sophisticated fleet solutions, including lease placements, large multi-aircraft re-fleeting transactions, multi-party placement arrangements and sale-leaseback opportunities, and to quickly identify opportunities to re-market aircraft. Our customer relationships and market insight will influence our future aircraft purchases so that we can tailor orders and timing to the long-term needs of our customers. Our acquisition of AeroTurbine enables us to offer options to customers seeking solutions for transitioning out aging aircraft, further strengthening our relationships with them.

        Focus on high-growth and attractive markets.    We are focused on increasing our presence in emerging markets with high potential for passenger growth and other markets with significant demand for new aircraft, including North American airlines undertaking re-fleeting campaigns. We intend to capitalize on the increased demand for aircraft that will result from expected growth in emerging markets such as Asia, Latin America and the Middle East. We already have a leading position in China based on the number of narrowbody and widebody aircraft operated in China, where approximately 180 of our aircraft are operated by Chinese carriers. In January 2012, we opened an office in Singapore and we plan to open an office in Beijing in 2012 to strengthen our position in Asia further. In August 2011, we opened an office in Amsterdam to be closer to our customers in Europe and address the emerging markets in the Middle East, Eastern Europe and Africa. We believe these new offices will help us gain new customers in these regions in need of aircraft. In addition, we are pursuing growth in the North American market, particularly in the United States of America ("U.S."), where we believe that the re-fleeting campaigns being undertaken by the major American carriers create an opportunity to increase our market presence and further diversify our geographic mix.

        Enhance our fleet with modern, fuel-efficient aircraft.    We plan to continue to acquire modern, fuel-efficient aircraft that will allow us to maintain a high rate of lease placements on attractive terms. We have commitments with manufacturers to purchase 232 new aircraft scheduled for delivery through 2019, comprised of 100 Airbus A320neo family aircraft, 20 Airbus A350s, 74 Boeing 787s and 38 Boeing 737-800s, and have rights to purchase an additional 50 Airbus A320neo family aircraft. We are in regular discussions with airframe and engine manufacturers regarding aircraft programs and technology advances, availability of future delivery positions, pricing, and potential aircraft orders and we believe that the scale of our business and access to capital markets will enable us to make large purchases of aircraft as needed. In addition to orders from the manufacturers, we are pursuing aircraft acquisitions through means such as sale-leaseback transactions with airline customers. Sale-leaseback transactions allow us to add attractive new aircraft to our fleet in the near term, with 25 aircraft being delivered pursuant to such transactions in 2012 and 2013, while our manufacturer deliveries begin to increase starting in 2014.

        Actively manage our aircraft fleet and lease portfolio to maximize revenue while minimizing risk.    We seek to further maximize revenue and minimize risks by maintaining the diversity of our aircraft fleet and lease portfolio across aircraft type, lease expiration, geography and customer. We plan to maintain a variety of flight equipment to provide a strategic mix and balance designed to meet our customers' needs. Diversification of our aircraft fleet minimizes the risk of changing customer preferences, while a diversified lease portfolio with staggered lease expirations reduces our exposure to industry fluctuations and the credit risk of individual customers. We have a dedicated team of professionals who will continue to monitor the credit quality of our lessees. We also manage our aircraft fleet by evaluating multiple strategies for aging aircraft, including continued leasing of the aircraft, secondary market sales, utilizing aircraft for parts and engines and converting passenger aircraft to freighter aircraft, and ultimately pursue the option that generates the highest value for each aircraft. Our acquisition of AeroTurbine enables us to maximize the residual value of our aircraft by providing us with in-house part-out and engine leasing capabilities. Maximizing the value of aging assets allows us to more easily acquire new aircraft to replace the older aircraft in our fleet.

        Continue to access multiple funding sources to optimize our capital structure.    We have proven our capability to access a variety of funding sources, including unsecured debt, and intend to use the scale of our business and our existing relationships with financial institutions to continue accessing capital from diverse sources at competitive rates. As a result of our liquidity initiatives during the past 24 months, we have extended our debt maturities from a weighted average of 4.3 years as of December 31, 2008 to a weighted average of 6.4 years as of December 31, 2011, which has allowed us to better align our debt maturities with our anticipated operating cash flows. Further, we target to maintain sufficient liquidity, consisting of cash on hand, our revolving credit facility and operating cash flows, to repay our debt maturities for the next 24 months. We seek to leverage our broad access to diverse sources of capital to pursue aircraft acquisition opportunities, including sale-leaseback transactions.

Customers

        We have long-standing, collaborative and strategic relationships with customers located in each major geographic region. Our top ten customers are AeroMexico, Air Berlin, Air France, Cathay Pacific, China Southern Airlines, Dragonair, Emirates Airline, KLM Royal Dutch Airlines, Vietnam Airlines and Virgin Atlantic Airways, all of which have been leasing aircraft from us for over a decade. Our diverse lease portfolio reduces our exposure to industry fluctuations, events that impact specific regions or countries, and the credit risk of individual customers.

        The following table shows the number and percentage of our lessee customers by region at December 31, 2011, 2010 and 2009. Each airline is classified within the geographic region that represents the airline's principal place of business for the years indicated.

	Customers by Region
	2011			2010		2009
Region	Number of Customers(a)(b)%			Number of Customers(a)%		Number of Customers(a)%
Europe	79		44.1%	80	44.5%	82	46.1%
Asia and the Pacific	46		25.7	45	25.0	45	25.3
The Middle East and Africa	24		13.4	25	13.9	22	12.3
U.S. and Canada	17		9.5	17	9.4	18	10.1
Central and South America and Mexico	13		7.3	13	7.2	11	6.2

	179	(c)	100	180	100	178	100

(a)
A customer is an airline with its own operating certificate.

(b)
Does not include 27 leasing customers unique to AeroTurbine.

(c)
We also maintain relationships with 13 additional customers who operate aircraft we manage, which brings our total to 192 customers.

        The majority of our revenues are derived from customers located outside of the U.S. Revenues from rentals of flight equipment to foreign airlines have represented approximately 94% of our total revenues from rentals of flight equipment since 2009. The following table sets forth the dollar amount and percentage of total revenues from rentals of flight equipment attributable to the indicated geographic areas based on each airline's principal place of business for the years indicated:

	2011			2010			2009
	Amount		%	Amount		%	Amount	%
Europe	$1,953,475	(a)	43.8%	$2,103,058		44.5%	$2,195,516	44.6%
Asia and the Pacific	1,356,603		30.5	1,455,873		30.8	1,503,241	30.5
The Middle East and Africa	555,058		12.5	585,679	(c)	12.4	412,687	8.4
U.S. and Canada	362,143		8.1	375,496	(c)	7.9	228,126	4.6
Central and South America and Mexico	227,126		5.1	206,396	(c)	4.4	588,683	11.9

	$4,454,405	(b)	100.0	$4,726,502		100.0	$4,928,253	100.0

(a)
Includes $400,300 of revenue attributable to customers whose principal business is located in the Euro-zone periphery, which is comprised of Greece, Ireland, Italy, Portugal and Spain.

(b)
Includes AeroTurbine revenue of $19,874 from its acquisition date of October 7, 2011, to December 31, 2011.

(c)
Amounts have been revised to reflect the correct revenues and percentages for the indicated regions. We previously incorrectly reported the Middle East and Africa at $375,496 and 7.9%, U.S. and Canada at $206,396 and 4.4% and Central and South America and Mexico at $585,679 and 12.4%.

        In the near term, challenges in the global economy, including the European sovereign debt crisis, political uncertainty in the Middle East, and sustained higher fuel prices have and will continue to negatively impact many airlines' profitability, cash flows and liquidity, and increase the probability that some airlines, including ones that are our customers, will cease operations or file for bankruptcy. During the year ended December 31, 2011, seven of our customers ceased operations or filed for bankruptcy, or its equivalent, and returned nine of our aircraft. Since December 31, 2011, four additional customers, including one with two separate operating certificates, have ceased operations or filed for bankruptcy, or its equivalent, and returned 42 of our aircraft. Of these aircraft, 11 are still being remarketed for lease as of March 5, 2012. Future events, including a prolonged recession, ongoing uncertainty regarding the European sovereign debt crisis, political unrest, continued weak consumer demand, high fuel prices, or restricted availability of credit to the aviation industry could lead to the weakening or cessation of operations of additional airlines, which in turn would adversely affect our earnings and cash flows.

        None of our individual customers accounted for more than 10% of flight equipment rentals in any of the years ended December 31, 2011, 2010 or 2009. We derived more than 10% of our revenues for such periods from various airlines located in each of China and France, based on each airline's principal place of business, as set forth in the table below. No other individual country accounted for more than 10% of our total revenues during the periods indicated:

	2011		2010		2009
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
China	$766,350	17.2%	$815,683	17.3%	$879,073	18.3%
France	487,027	10.9	516,899	10.9	526,283	10.9

Aircraft Leasing

        We lease most of our aircraft under operating leases. Under an operating lease, the cost of the aircraft is not fully recovered over the term of the initial lease. Therefore, we retain the benefit, and assume the risk, of the residual value of the aircraft. On occasion, we enter into finance and sales-type leases where the full cost of the aircraft is substantially recovered over the term of the lease. At December 31, 2011, we accounted for 930 aircraft as operating leases and seven aircraft as finance and sales-type leases. We had three aircraft in our fleet that were not subject to a signed lease agreement or a signed letter of intent at December 31, 2011. We have identified two of these three aircraft for part-out and the remaining aircraft has been leased to another customer.

        Our lease rates are generally fixed for the term of the lease, providing us with stable and predictable operating cash flows. Our current operating leases have an initial term ranging in length from one year to 15 years and the weighted average lease term remaining on our current leases, weighted by the net book value of our aircraft, was 4.0 years as of December 31, 2011. Our current leases mature through 2025, although in many cases the lessees have extension or early termination rights. See "Item 2. Properties—Aircraft Portfolio" for information regarding scheduled lease terminations. We attempt to maintain a mix of short-, medium- and long-term leases to balance the benefits and risks associated with different lease terms. Varying lease terminations helps mitigate the effects of changes in market conditions at the time aircraft become eligible for re-lease or are sold.

        Our leases are predominantly on a "net" basis with the lessee generally responsible for all operating expenses, which customarily include fuel, crews, airport and navigation charges, taxes, licenses, aircraft registration and insurance premiums. In addition, the lessee is responsible for normal maintenance and repairs, airframe and engine overhauls, and compliance with return conditions of flight equipment on lease. Under the provisions of many of our leases, for certain airframe and engine overhauls, we reimburse the lessee for costs incurred up to, but not exceeding, related overhaul rentals the lessee has paid to us. We recognize overhaul rentals received as revenue, net of estimated overhaul reimbursements. In connection with a lease of a used aircraft, we generally agree to contribute to the first major maintenance event the lessee incurs during the lease. At the time we pay the agreed upon maintenance contribution, we record the contribution against the overhaul rental deposits to the extent we have received overhaul rentals from the lessee, or against return condition deficiency deposits to the extent we have received such deposits from the prior lessee. We capitalize any amount of the actual maintenance contributions in excess of the overhaul rental deposits and payments received from lessees for deficiencies in return conditions as lease incentives and amortize the lease incentives into Rental of flight equipment over the remaining life of the lease. We require our lessees to comply with the standards of either the United States Federal Aviation Administration (the "FAA") or its foreign equivalent. Furthermore, all of our lessees indemnify us for all liabilities arising from their use of our aircraft.

        Management obtains and reviews relevant business materials from all prospective lessees and purchasers before entering into a lease or extending credit. Under certain circumstances, the lessee may be required to obtain guarantees or other financial support from an acceptable financial institution or other third party. We generally require a security deposit to guarantee the lessee's performance of its obligations under the lease and the condition of the aircraft upon return. In addition, our leases contain extensive provisions regarding our remedies and rights in the event of a default by the lessee and specific provisions regarding the condition of the aircraft upon its return. The lessee is required to continue to make lease payments under all circumstances, including periods during which the aircraft is not in operation due to maintenance or grounding.

        We attempt to minimize our currency and exchange risks by negotiating most of our aircraft leases in U.S. dollars. To meet the needs of our customers, a few of our leases are negotiated in foreign currencies, mainly Euros. As the Euro to U.S. dollar exchange rate fluctuates, airlines' interest in entering into Euro denominated lease agreements will change. After we agree to the rental payment currency with an airline, the negotiated currency remains for the term of the lease. The economic risk arising from foreign currency denominated leases has, to date, been immaterial to us.

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

        At times, we may decide to restructure leases with our lessees. Historically, restructurings have involved the voluntary termination of leases prior to lease expiration, the arrangement of subleases from the primary lessee to another airline, the rescheduling of lease payments, and modifications of the length of the lease. If we need to repossess an aircraft from a lessee, we often must export the aircraft from the lessee's jurisdiction. We generally obtain the lessee's cooperation and the return and export of the aircraft is immediate. If the lessee does not fully cooperate in returning aircraft, we must take legal action in the appropriate jurisdictions. This process can delay the ultimate return and export of the aircraft. In addition, in connection with the repossession of an aircraft, we may be required to pay outstanding mechanic, airport, and navigation fees and other amounts secured by liens on the repossessed aircraft, including charges relating to aircraft that we do not own but that were operated by the lessee. We may also have to perform maintenance on the aircraft depending on the condition of the aircraft at the time of repossession. We mitigate the negative financial impact by repossession costs through lessee security deposits, letters of credit and overhaul reserves.

Aircraft Services

        We provide fleet management services, including leasing, re-leasing and sales services, to third party operating lessors who are unable or unwilling to perform this service as part of their own operations. The fleet management services we provide are generally the same services that we perform for our own fleet. As of December 31, 2011, we provided fleet management services for 87 aircraft, 66 of which are owned by an affiliate of our parent. We may occasionally participate with banks, other financial institutions, leasing companies, and airlines to assist in financing aircraft purchased by others and by providing asset value or loan guarantees collateralized by aircraft on a fee-basis. We plan to continue to provide aircraft services to third parties on a selective basis when these activities will complement, rather than conflict or compete with, our leasing and selling activities.

Engine, Parts and Supply Chain Solutions

        On October 7, 2011, we acquired all of the issued and outstanding shares of capital stock of AeroTurbine from AerCap Holdings N.V. for an aggregate cash purchase price of $228.0 million and the assumption of $299.2 million of outstanding debt. AeroTurbine is a provider of certified aircraft engines, aircraft and engine parts and supply chain solutions. The acquisition of AeroTurbine will allow us to manage aircraft and engines throughout their lifecycles. AeroTurbine buys, sells, and leases engines and disassembles airframes and engines for the sale of their component parts. AeroTurbine seeks to purchase engines for which there is high market demand, or for which it believes demand will increase in the future, and opportunistically sells and exchanges those engines. AeroTurbine has market insight and recurring customer relationships, which are strengths that can be leveraged for growth in the engine and parts business.

        AeroTurbine also sells airframe parts primarily to airlines, maintenance, repair and overhaul service providers and aircraft parts distributors. Airframe parts comprise a broad range of aircraft sub-component groups, including avionics, hydraulic and pneumatic systems, auxiliary power units, landing gear, interiors, flight control surfaces, windows and panels. The aircraft disassembly operations are focused on the strategic acquisition of used aircraft with engines that AeroTurbine believes will have high demand in the secondary market. AeroTurbine also provides maintenance, repair and overhaul services for select customers in North America.

        This acquisition is expected to further maximize the value of our aircraft by providing us with in-house part-out and engine leasing capabilities. Over time, the combined value of an aircraft's engines and other parts will often exceed the value of the aircraft as a whole operating asset, at which time the aircraft may be retired from service. Traditional aircraft lessors and airlines often retire their aircraft by selling or consigning them to companies that specialize in aircraft and engine disassembly. The acquisition of AeroTurbine allows us to integrate this valuable revenue source into our business model and allow us to avoid the cost of paying third parties to do this work on our behalf. Disassembling an aircraft and selling its parts directly allows us to increase the value of our aircraft and engine assets by putting each sub-component (engines, airframes and related parts) to its most profitable use (sale, lease, and/or disassembly for parts sales). In addition, this capability provides us with an advantage over our non-integrated competitors by providing us with a critical source of replacement engines and parts to support the maintenance of our aircraft and engine portfolios.

        Additionally, this acquisition enables us to provide a differentiated fleet management product and service offering to our airline customers as they transition out of aging aircraft. The integrated value proposition we are able to offer is being increasingly sought by our customers around the world and should enhance our competitiveness on both the placement of new and existing aircraft as well as the trading of aircraft in the secondary markets.

Financing

        We generally finance our operations, including aircraft purchases, through available cash balances, internally generated funds, including aircraft sales, and debt financings. We borrow funds to purchase new and used aircraft, make progress payments during aircraft construction and pay off maturing debt obligations. These funds are borrowed on both a secured and unsecured basis from various sources. As a result of our liquidity initiatives, we have extended our debt maturities from a weighted average of 4.3 years as of December 31, 2008, to a weighted average of 6.4 years as of December 31, 2011, which has allowed us to better align our debt maturities with our anticipated operating cash flows. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity."

Competition

        The leasing, remarketing and sale of aircraft is highly competitive. We face competition from other leasing companies, aircraft manufacturers, banks, financial institutions, aircraft brokers and airlines. Our primary competitor is GE Capital Aviation Services. Competition for leasing transactions is based on a number of factors including delivery dates, lease rates, terms of the lease, aircraft condition and the availability of aircraft types desired by customers. We believe we are a strong competitor in all of these areas and that our scale and ability to place large orders of new aircraft provides us with a competitive advantage, particularly as compared with smaller, less established aircraft lessors. Additionally, our recent acquisition of AeroTurbine will help distinguish us from our competitors by providing us with the ability to offer fleet management capabilities to our customers across the complete life cycle of an aircraft.

Employees

        We operate in a capital intensive rather than a labor intensive business. As of December 31, 2011, we had 497 full-time employees, including the 264 employees of AeroTurbine, which we consider adequate for our business operations. Management and administrative personnel will expand or contract, as necessary, to meet our future needs. None of our employees is covered by a collective bargaining agreement and we believe that we maintain excellent employee relations. We provide certain employee benefits including retirement, health, life, disability and accident insurance plans, some of which are established and maintained by our parent, AIG.

        AIG has received TARP funds and, as a result, the Office of the Special Master for TARP Executive Compensation ("Special Master") has imposed limitations on compensation of AIG's highest paid employees, including employees of its majority owned subsidiaries (the "TARP Standards"). To the extent any of our executive officers fall within the group of AIG's highest paid employees that is subject to the statutory compensation limits under the TARP Standards for any given year while we are subject to the TARP Standards, the compensation of these executive officers will be subject to the statutory compensation limits under the TARP Standards. Three members of our senior management are subject to the imposed limitations.

Service Marks

        AIG holds service marks for the names "International Lease Finance Corporation" and "ILFC," among others, in various countries. Unless renewed, the service marks will expire between December 2013 and April 2023. We consider these service marks, and the substantial associated name recognition, to be valuable to our business.

Our Relationship with AIG

        We are an indirect wholly-owned subsidiary of AIG. AIG is a holding company which, through its subsidiaries, is engaged in a broad range of insurance and insurance-related activities in the U.S. and abroad. AIG's primary activities relate to general insurance, life insurance, retirement services and financial services. The common stock of AIG is listed on, among others, the New York Stock Exchange. In September 2008, liquidity issues resulted in AIG seeking and receiving governmental support through a credit facility from the Federal Reserve Bank of New York (the "FRBNY Credit Facility") and Troubled Asset Relief Program ("TARP") funding from the United States Department of the Treasury (the "Department of the Treasury"). On January 14, 2011, AIG was recapitalized and the FRBNY Credit Facility was repaid and terminated through a series of transactions that resulted in the Department of the Treasury becoming AIG's majority shareholder with current ownership of approximately 77% of AIG's outstanding common stock. AIG understands that, subject to market conditions, the Department of the Treasury intends to dispose of its remaining ownership interest in AIG over time. See "Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations—Our Relationship with AIG." Under the Master Transaction Agreement, if the Department of the Treasury still holds preferred interests in certain AIG special purpose vehicles on May 1, 2013, the Department of the Treasury may direct AIG to sell certain assets, including shares of our common stock, irrespective of market conditions.

Government Regulation

Regulation of Air Transportation

        The U.S. Department of State, or "DOS", and the U.S. Department of Transportation, or "DOT", including the FAA, an agency of the DOT, exercise regulatory authority over air transportation in the U.S. The DOS and DOT, in general, have jurisdiction over the economic regulation of air transportation, including the negotiation with foreign governments of the rights of U.S. carriers to fly to and from other countries and the rights of foreign carriers to fly to and from the U.S.

        Because we are the lessor and not the operator of our aircraft, we are not directly subject to the regulatory jurisdiction of the DOS and DOT or their counterpart organizations in foreign countries related to the operation of aircraft for public transportation of passengers and property.

        However, under FAA regulations and federal law, we must be controlled by U.S. citizens because we own U.S. registered aircraft. Therefore, at least 75% of our voting stock must be held by U.S. citizens and our president and at least two-thirds of our board of directors and managing officers must be U.S. citizens. We are currently in compliance with these ownership provisions.

        Our relationship with the FAA consists of the registration with the FAA of those aircraft which we have leased to U.S. carriers and to a number of foreign carriers where, by agreement, the aircraft are registered in the U.S. When an aircraft is not on lease, we may obtain from the FAA, or its designated representatives, a U.S. Certificate of Airworthiness or a ferry flight permit authorizing us to operate the aircraft solely to obtain maintenance or otherwise position the aircraft for temporary storage. As a result of recent amendments to FAA regulations, aircraft registrations have to be renewed every three years. The failure to renew the certificate of registration as required will result in the affected registration becoming invalid and the affected aircraft being grounded and could result in a breach of certain agreements, which require us to maintain valid and effective U.S. registration.

        Our involvement with the civil aviation authorities of foreign jurisdictions consists largely of requests to register and deregister our aircraft on those countries' registries.

        AeroTurbine's business and maintenance activities are regulated by the FAA and certain foreign aeronautical authorities. We are not aware of any action taken, or expected to be taken, by the FAA that would suspend, revoke, modify or otherwise adversely affect AeroTurbine's FAA licenses.

Export, Import and Sale of Aircraft and Parts

        The U.S. Department of Commerce ("DOC") exercises regulatory authority over exports of dual use products and technical data and the DOS exercises regulatory authority over the export of defense products, technical data and defense systems. We are subject to the regulatory authority of the DOS and DOC as it relates to the export of aircraft for lease and sale to foreign entities and the export of parts to be installed on our aircraft. These departments have, in some cases, required us to obtain export licenses for parts installed in aircraft exported to foreign countries.

        The U.S. Bureau of Industry and Security within the DOC and the Directorate of Defense Trade Controls, ("DDTC") enforce regulations related to the export of our aircraft to other jurisdictions and the exportation of parts for installation on our aircraft. We monitor our exports for compliance with these regulations.

        Through their regulations, the DOC and the Department of the Treasury (through its Office of Foreign Assets Control ("OFAC")) impose restrictions on the operation of U.S. made goods, such as aircraft and engines, in sanctioned countries. In addition, they impose restrictions on the ability of U.S. companies to conduct business with entities in those countries. We monitor our activities for compliance with these DOC and OFAC restrictions.

        A bureau of the U.S. Department of Homeland Security, U.S. Customs and Border Protection, enforces regulations related to the import of our aircraft into the U.S. for maintenance or lease and the import of parts for installation on our aircraft. We monitor our imports for compliance with U.S. Customs regulations.

        AeroTurbine's wholly-owned subsidiary, AeroTurbine Defense Solutions, LLC, ("ADS") is registered with the DDTC and exports and imports parts that are subject to the International Traffic in Arms Regulations ("ITAR") enforced by DOS. ADS is also subject to certain Federal Acquisition Regulations and related agency-specific rules, collectively "FAR." We monitor ADS's activities for compliance with ITAR and FAR.

Patriot Act

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

Dodd-Frank

        On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"), which effects comprehensive changes to the regulation of financial services in the United States and will subject AIG to substantial additional federal regulation, was signed into law. The new legislation provides two scenarios under which the Board of Governors of the Federal Reserve System (the "FRB") could become AIG's regulator: (i) if AIG is recognized as a "savings and loan holding company" as defined by the Home Owners' Loan Act ("HOLA") and/or (ii) if the newly created risk regulator—the Financial Stability Oversight Council—designates AIG as a non-bank systematically important financial institution ("SIFI") whose material financial distress, or whose nature, scope, size, scale, concentration, interconnectedness or mix of activities, could pose a threat to the financial stability of the United States. If AIG becomes subject, as a savings and loan holding company or SIFI, to the examination, enforcement and supervisory authority of the FRB, the FRB would have authority to impose capital requirements and operational restrictions on AIG and its subsidiaries, including us.

        On January 5, 2012, the FRB published for public comment a notice of proposed rulemaking implementing the enhanced prudential standards and early remediation requirements that will apply to

SIFIs. If those rules are adopted and AIG is designated as a SIFI, AIG may be subject to additional capital requirements and operational restrictions, including:

  •
  performing stress tests to determine whether, on a consolidated basis, AIG has the capital necessary to absorb losses due to adverse economic conditions;

  •
  stricter prudential standards, including stricter requirements and limitations relating to risk based capital, leverage, liquidity and credit exposure, as well as overall risk management requirements, management interlock prohibitions and a requirement to maintain a plan for rapid and orderly dissolution in the event of severe financial distress; and

  •
  a new early remediation regime process that will be administered by the FRB.

Insurance

        Our lessees are required to carry those types of insurance that are customary in the air transportation industry, including comprehensive liability insurance, aircraft hull insurance and hull war risks and allied perils insurance. In general, we are an additional insured party on liability policies carried by the lessees. We obtain certificates of insurance from the lessees' insurance brokers. All certificates of insurance contain a breach of warranty endorsement so that our interests are not prejudiced by any act or omission of the operator-lessee. Lease agreements generally require hull and liability limits to be listed in U.S. dollars on the certificate of insurance.

        Insurance premiums are paid by the lessee, with coverage acknowledged by the broker or carrier. The territorial coverage is, in each case, suitable for the lessee's area of operations. The certificates of insurance contain, among other provisions, a provision prohibiting cancellation or material change without at least 30 days advance written notice to the insurance broker (who is obligated to give us prompt notice), except in the case of hull war insurance policies, which customarily only provide seven days advance written notice for cancellation and may be subject to shorter notice under certain market conditions. Furthermore, the insurance is primary and not contributory, and all insurance carriers are required to waive rights of subrogation against us.

        The stipulated loss value schedule under aircraft hull insurance and hull war risk and allied perils policies is on an agreed value basis acceptable to us and usually exceeds the book value of the aircraft. In cases where we believe that the agreed value stated in the lease is not sufficient, we purchase additional Total Loss Only coverage for the deficiency.

        Aircraft hull policies contain standard clauses covering aircraft engines. The lessee is required to pay all deductibles. Furthermore, the hull war policies contain full war risk endorsements, including, but not limited to, confiscation (where available), seizure, hijacking and similar forms of retention or terrorist acts. The policies include customary exclusions such as physical damage to aircraft hulls caused by any nuclear detonation, dirty bombs, bio-hazardous materials and electromagnetic pulsing.

        The comprehensive liability insurance listed on certificates of insurance includes provisions for bodily injury, property damage, passenger liability, cargo liability and such other provisions reasonably necessary in commercial passenger and cargo airline operations. Such certificates of insurance list combined comprehensive single liability limits of not less than $500 million. As a result of the terrorist attacks on September 11, 2001, the insurance market unilaterally imposed a sublimit on each operator's policy for third party war risk liability in the amount of $50 million. We require each lessee to purchase higher limits of third party war risk liability or obtain an indemnity from their government.

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

Code of Ethics and Conduct

        Our employees are subject to AIG's Code of Conduct designed to assure that all employees perform their duties with honesty and integrity. In addition, our directors and officers are subject to AIG's Director, Executive Officer, and Senior Financial Officer Code of Business Conduct and Ethics. Both of these Codes appear in the Corporate Governance section of www.aigcorporate.com.

Forward-Looking Statements

        This annual report on Form 10-K and other publicly available documents may contain or incorporate statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-K and include statements regarding, among other matters, the state of the airline industry, our access to the capital markets, our ability to restructure leases and repossess aircraft, the structure of our leases, regulatory matters pertaining to compliance with governmental regulations and other factors affecting our financial condition or results of operations. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and "should," and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, economic and business conditions, which will, among other things, affect demand for aircraft, availability and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives, and environmental and safety requirements, as well as the factors discussed under "Item 1A. Risk Factors" in this Form 10-K. We do not intend, and undertake no obligation to, update any forward-looking information to reflect actual results or future events or circumstances.

Item 1A.    Risk Factors

        Our business is subject to numerous significant risks and uncertainties as described below. Many of these risks are interrelated and occur under similar business and economic conditions, and the occurrence of certain of them may in turn cause the emergence, or exacerbate the effect, of others. Such a combination could materially increase the severity of the impact on us. The risks and uncertainties to which our business is subject are described below and in the section titled "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

Risks Relating to Our Business

Our substantial level of indebtedness could adversely affect our ability to fund future needs of our business and to react to changes affecting our business and industry.

        The aircraft leasing business is capital intensive and we have a substantial amount of indebtedness which requires significant interest and principal payments. As of December 31, 2011, we had approximately $24.4 billion in principal amount of indebtedness outstanding. On February 23, 2012, we issued $900 million aggregate principal amount of secured loans and repaid the remaining $456.9 million outstanding under our revolving credit facility that was scheduled to mature in October 2012. As of December 31, 2011, principal and interest payments on our outstanding indebtedness due in 2012 and 2013 totaled approximately $4.5 billion and $5.3 billion, respectively (assuming the December 31, 2011 interest rates on our outstanding floating rate indebtedness remain unchanged). Because some of our debt bears variable rates of interest, our interest expense could fluctuate in the future.

        Our substantial level of indebtedness could have important consequences to our business, including the following:

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

        In addition, despite our current indebtedness levels, we may incur additional debt in the future. If we issue additional debt, our debt service obligations will increase. The more leveraged we become, the more we will be exposed to the risks described above.

We will need additional capital to finance our operations, including purchasing aircraft, servicing our existing indebtedness, including refinancing our indebtedness as it matures, and meeting our other contractual leasing commitments. We may not be able to obtain additional capital on favorable terms, or at all.

        We will require additional capital to purchase new and used flight equipment, make progress payments during aircraft construction and repay our maturing debt obligations. As of December 31, 2011, we had approximately $3.0 billion and $4.0 billion of indebtedness maturing in 2012 and 2013, respectively. In addition, we currently have commitments to purchase 257 new aircraft and three used aircraft for delivery through 2019 with aggregate estimated total remaining payments of approximately $19.0 billion. We also have purchase rights for an additional 50 Airbus A320neo family aircraft, provided we exercise those rights.

        If we are unable to purchase aircraft as the commitments come due, we will be subject to several risks, including:

  •
  forfeiting deposits and progress payments to manufacturers and having to pay certain significant costs related to these commitments such as actual damages and legal, accounting and financial advisory expenses;

  •
  defaulting on our lease commitments, which could result in monetary damages and damage to our reputation and relationships with lessees and manufacturers;

  •
  failing to realize the benefits of purchasing and leasing such aircraft; and

  •
  risking reputational harm to our business, which would make it more difficult to purchase aircraft in the future on agreeable terms, if at all.

        Our ability to satisfy our obligations with respect to our future aircraft purchases and indebtedness will depend on, among other things, our future financial and operating performance and our ability to raise additional capital through our funding sources or through aircraft sales. Prevailing economic and market conditions, and financial, business and other factors, many of which are beyond our control, will affect our future operating performance and our ability to access the capital markets or seek potential aircraft sales. For example, changes to the Aircraft Sector Understanding in February 2011 may make financing for aircraft from Export Credit Agencies ("ECAs") more expensive. In addition, our ability to access debt markets and other financing sources depends, in part, on our credit ratings by the three major nationally recognized statistical rating organizations. For instance, from September 2008 through February 2010, we experienced multiple downgrades in our credit ratings by these rating organizations. These credit rating downgrades, combined with externally generated volatility, limited our ability to access the debt markets in 2009 and early 2010 and resulted in unattractive funding costs.

        In addition to the impact of economic and market conditions on our ability to raise additional capital, we are subject to restrictions under our existing debt agreements and under the Master Transaction Agreement. Our bank credit facilities and indentures limit our ability to incur secured indebtedness. The most restrictive covenant in the bank credit facilities permits us and our subsidiaries to incur secured indebtedness totaling up to 30% of our consolidated net tangible assets, as defined in the credit agreement, minus $2.0 billion, which limit currently totals approximately $10.0 billion. This limitation is subject to certain exceptions, including the ability to incur secured indebtedness for the financing of the purchase of aircraft. As of March 5, 2012, we were able to incur an additional $2.5 billion of secured indebtedness under this covenant. Our debt indentures also restrict us and our subsidiaries from incurring secured indebtedness in excess of 12.5% of consolidated net tangible assets, as defined in the indentures. However, we may obtain secured financing without regard to the 12.5% consolidated net tangible asset limit under our debt indentures by doing so through subsidiaries that qualify as non-restricted under the indentures.

        Additionally, because we are a Designated Entity under the Master Transaction Agreement, we need consent from the Department of the Treasury (i) to increase our net indebtedness by more than $1 billion compared to the same date in the previous year or (ii) to agree, in any twelve-month period, to sell or dispose of assets for total consideration greater than or equal to $2.5 billion. We cannot predict whether the Department of the Treasury would grant consent in these circumstances.

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

        Our cost of borrowing is impacted by fluctuations in interest rates. Our lease rates are generally fixed over the life of the lease. Changes, both increases and decreases, in our cost of borrowing due to changes in interest rates directly impact our net income. The interest rates that we obtain on our debt financings are a result of several components, including credit spreads, swap spreads, duration and new issue premiums. These are all in addition to the underlying Treasury rates or London Interbank Offered Rates ("LIBOR"), as applicable. We manage interest rate volatility and uncertainty by maintaining a balance between fixed and floating rate debt, through derivative instruments and through varying debt maturities.

        Our average effective cost of borrowing increased from 5.03% to 5.90% from December 31, 2010, to December 31, 2011, reflecting higher interest rates on our new debt relative to the debt we were replacing. A 1% increase in our average effective cost of borrowing at December 31, 2011, would have increased our interest expense by approximately $244 million annually, which would put downward pressure on our operating margins and could materially and adversely impact our cash generated from operations. Our average effective cost of borrowing reflects our composite interest rate, including any effect of interest rate swaps or other derivatives and including the effect of debt discounts.

The recent global sovereign debt crisis, particularly among European countries, has impacted the financial health of some of our lessees and could continue to have a broader impact on the airline industry in general, as well as result in higher borrowing costs and more limited availability of credit for us and our customers.

        Countries in Europe, including Greece, Italy, Portugal, Ireland and Spain, have had their debt downgraded by the major rating agencies and are trying to avoid defaulting on their debt obligations, including by seeking emergency loans. For the years ended December 31, 2011, 2010 and 2009, we generated approximately 45% of our total revenues from rental of flight equipment from European lessees. In addition, the United States credit rating was downgraded for the first time in history by one of the three nationally recognized rating agencies. If the credit ratings of these or other countries continue to decline, the cost of borrowing may increase across all markets and the availability of credit may become more limited. Many banks globally, particularly those in Europe, have principal exposure to sovereign debt. The downgrades of sovereign debt have put pressure on the banks' regulatory capital levels resulting in more limited lending. Accordingly, our composite interest rate could increase, which would have an adverse impact on our profitability and cash flow, or we may be unable to incur debt on favorable terms, or at all, in order to fund our future growth and refinance our maturing debt obligations. Further, the recent global sovereign debt crisis could result in lower consumer confidence, which could result in a recession and the loss of revenue for our lessees. This could impact their ability to make payments on their leases and could result in airlines ceasing operations, which could impact our business through early returns of aircraft, maintenance expenses, loss of revenue and potential aircraft impairment charges, which could have a material adverse affect on our financial results and growth prospects.

Increases in fuel costs could materially adversely affect our lessees and, by extension, the demand for our aircraft.

        Fuel costs represent a major expense to airlines, and fuel prices fluctuate widely depending primarily on international market conditions, geopolitical and environmental events, regulatory changes and currency exchange rates. The ongoing unrest in North Africa and the Middle East has generated uncertainty regarding the predictability of the world's future oil supply, which has led to significant near-term increases in fuel costs. If this unrest continues, fuel costs may continue to rise. Other events can also significantly affect fuel availability and prices, including natural disasters, decisions by the Organization of the Petroleum Exporting Countries regarding its members' oil output and the increase in global demand for fuel from countries such as China.

        Higher cost of fuel will likely have a material adverse impact on airline profitability. Due to the competitive nature of the airline industry, airlines may not be able to pass on increases in fuel prices to their passengers by increasing fares. If airlines do increase fares, demand for air travel may be adversely affected. In addition, airlines may not be able to manage fuel cost risk by appropriately hedging their exposure to fuel price fluctuations. If fuel prices increase further, our lessees are likely to incur higher costs or experience reduced revenues. Consequently, these conditions may:

  •
  affect our lessees' ability to make rental and other lease payments;

  •
  result in lease restructurings and aircraft repossessions;

  •
  increase our costs of maintaining and marketing aircraft;

  •
  impair our ability to re-lease aircraft and other aviation assets or re-lease or otherwise sell our assets on a timely basis at favorable rates;

  •
  reduce the sale proceeds received for aircraft or other aviation assets upon any disposition; or

  •
  lower lease rates and potentially trigger impairments.

        Such effects could have a material adverse effect on our business, financial condition, and results of operations.

In addition to increased fuel costs and the global sovereign debt crisis, other risks adversely impacting the airline industry in general could adversely impact our business because they increase the likelihood of lessee non-performance and an inability to lease our aircraft.

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

  •
  a loss if an aircraft is damaged or destroyed by an event specifically excluded from the insurance policy such as dirty bombs, bio-hazardous materials and electromagnetic pulsing; and

  •
  additional aircraft impairments charges.

We have recently recognized an increase in the number of airlines that have ceased operations or filed for reorganization, and if this trend continues, it could have a significant impact on our operations.

        As a result of challenging global economic conditions, combined with significant volatility in oil prices, some airlines have been forced to cease operations or to reorganize. Nine of our customers, operating a total of 44 of our owned aircraft, ceased operations since the beginning of 2011, and two other customers have filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Six of the customers that ceased operations were airlines operating in Europe: LLC "Avianova," Amsterdam Airlines, B.V.,

Astraeus Limited, Tor Air, Spanair, S.A. and Malev Ltd. Spanair and Malev operated 15 and 17 of our owned aircraft, respectively. In certain cases, we have a large number of aircraft with a single airline, which increases our exposure in the event the airline ceases operations or reorganizes. A severe recession in Europe, the inability to resolve the sovereign debt crisis and political uncertainty in the Middle East could result in additional failures of airlines and could materially affect our financial results. If this trend continues, it could have a material adverse effect on our financial results and growth prospects.

We may be indirectly subject to many of the economic and political risks associated with emerging markets, which could adversely affect our financial results and growth prospects.

        We derived approximately 53% of our revenues for the year ended December 31, 2011, from airlines in frontier and emerging market countries (as defined by Dow Jones & Company). Frontier and emerging market countries have less developed economies and infrastructure and are often more vulnerable to economic and geopolitical challenges and may experience significant fluctuations in gross domestic product, interest rates and currency exchange rates, as well as civil disturbances, government instability, nationalization and expropriation of private assets and the imposition of taxes or other charges by government authorities. The occurrence of any of these events in markets served by our lessees and the resulting economic instability that may arise, particularly if combined with high fuel prices, could adversely affect the value of our aircraft subject to lease in such countries or the ability of our lessees that operate in these markets to meet their lease obligations. In addition, legal systems in emerging market countries may be less developed, which could make it more difficult for us to enforce our legal rights in such countries.

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

        Our business model depends on the continual leasing and re-leasing of the aircraft in our fleet in order to generate sufficient revenues to finance our growth and operations, pay our debt service obligations and generate positive cash flows from operations. Because our leases are predominantly operating leases, only a portion of the aircraft's value is covered by revenues generated from the initial lease and we may not be able to realize the aircraft's residual value after expiration of the initial lease. We bear the risk of re-leasing or selling the aircraft in our fleet when our operating leases expire or when aircraft are returned to us prior to expiration of any lease. Our ability to lease, re-lease or sell our aircraft will depend on conditions in the airline industry and general market and competitive conditions at the time the operating leases are entered into and expire, including those risks discussed under "In addition to increased fuel costs and the global sovereign debt crisis, other risks adversely impacting the airline industry in general could adversely impact our business because they increase the likelihood of lessee non-performance and an inability to lease our aircraft." In addition to factors linked to the aviation industry in general, other factors that may affect the market value and lease rates of our aircraft include (i) maintenance and operating history of the airframe and engines; (ii) the number of operators using the particular type of aircraft; and (iii) aircraft age.

Aircraft in our fleet that become obsolete will be more difficult to re-lease or sell, which could result in declining lease rates, impairment charges or losses related to aircraft asset value guarantees.

        Aircraft are long-lived assets requiring long lead times to develop and manufacture. Aircraft of a particular model and type tend to become obsolete and less in demand over time, as more advanced and efficient aircraft are manufactured. The lifecycle of aircraft can be shortened by world events, government regulation or customer preferences. For example, increases in fuel prices have resulted in an increased demand for newer fuel-efficient aircraft, such as the Airbus A320neo family and the Boeing 737 MAX narrowbody aircraft, which may potentially shorten the useful life of older aircraft, including older A320 family and 737 family aircraft presently in operation. Approximately 26% of our fleet is at least twelve years old. As aircraft in our fleet approach obsolescence, demand for those particular models and types will decrease which could result in declining lease rates and could have a material adverse effect on our financial condition and results of operations. In addition, if we dispose of an aircraft for a price that is less than the depreciated book value of the aircraft on our balance sheet, we will recognize impairments or fair value adjustments.

        Deterioration of aircraft values may also result in impairment charges or losses related to aircraft asset value guarantees. We recorded impairment charges and fair value adjustments on aircraft of approximately $1.7 billion for each of the years ended December 31, 2011 and 2010. The impairment charges in 2011 resulted from unfavorable airline industry trends affecting the residual values of certain aircraft types and management's expectations that certain aircraft will more likely than not be parted-out or otherwise disposed of sooner than 25 years. The reduction in the expected holding period was made in connection with the addition of in-house part-out capabilities as a result of the acquisition of AeroTurbine. The impairment charges in 2010 were primarily due to the announcement of new technology in the marketplace and the sale of aircraft in that year. Generally accepted accounting principles require that we use undiscounted future cash flows in determining whether impairment charges are appropriate; accordingly, the fair value of our assets (using a discounted cash flow analysis) could be significantly less than their book value.

        A recovery of the recent downturn of the airline industry may not be imminent and lower future lease rates and increased costs associated with repossessing and redeploying aircraft may have a negative impact on our operating results in the future, including causing future potential aircraft impairment charges.

The residual values of our aircraft are subject to a number of risks and uncertainties, including obsolescence risk, which could result in future impairment charges.

        The residual values of our aircraft are subject to a number of risks and uncertainties. Technological developments, macro-economic conditions, availability and cost of funding for aviation, and the overall health of the airline industry impact the residual values of our aircraft. If challenging economic conditions persist for extended periods, the residual values of our aircraft could be negatively impacted, which could result in future impairment charges.

Our relationship with AIG may affect our ability to operate and finance our business as we deem appropriate and changes with respect to AIG could negatively impact us.

        We are an indirect wholly owned subsidiary of AIG. Although neither AIG nor any of its subsidiaries is a co-obligor or guarantor of our debt securities, circumstances affecting AIG may have an impact on us and we are not sure how further changes in circumstances related to AIG may impact us. Although we are not a party to the Master Transaction Agreement, we are a Designated Entity under the agreement. As long as we are a Designated Entity, we and our subsidiaries are restricted from taking certain significant actions without obtaining prior written consent from the Department of the Treasury under the Master Transaction Agreement, including:

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

  •
  acquiring assets, other than pursuant to existing purchase commitments at such date, with aggregate scheduled payments under the purchase contracts for such assets greater than or equal to $2.5 billion in any twelve month period;

  •
  engaging in any public offering or other sale or transfer of equity interests;

  •
  voluntarily liquidating, filing for bankruptcy, or taking any other legal action evidencing insolvency; and

  •
  increasing our net indebtedness by more than $1 billion compared to the same date in the previous year.

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

  •
  designate our subsidiaries as non-restricted subsidiaries; and

  •
  pay dividends and distributions.

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

        While an aircraft is on lease, we do not directly control its operation. Nevertheless, because we hold title, directly or indirectly, to such aircraft, we could be sued or held strictly liable for losses resulting from the operation of such aircraft, or may be held liable for those losses on other legal theories, in certain jurisdictions around the world or claims may be made against us as the owner of an aircraft requiring us to expend resources in our defense. We require our lessees to obtain specified levels of insurance and indemnify us for, and insure against, liabilities arising out of their use and operation of our aircraft. Some lessees may fail to maintain adequate insurance coverage during a lease term, which, although in contravention of the lease terms, would necessitate our taking some corrective action such as terminating the lease or securing insurance for the aircraft, either of which could adversely affect our financial results.

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

The continued success of our business will depend, in part, on our ability to acquire strategically attractive aircraft and enter into profitable leases upon the acquisition of such aircraft. If we are unable to successfully execute on our acquisition strategy, our financial results and growth prospects could be materially and adversely affected.

        The success of our business depends, in part, on our ability to acquire strategically attractive aircraft and enter into profitable leases upon the acquisition of such aircraft. We currently have commitments to purchase 257 new fuel-efficient aircraft, including 25 through sale-leaseback transactions with airlines. We have also agreed to purchase three used aircraft from third parties. We are considering pursuing additional aircraft purchases from airlines and leasing them back to the airlines, but we may not be able to acquire such additional aircraft. We also may not be able to enter into profitable leases upon the acquisition of the new aircraft we purchase directly from the manufacturers. An acquisition of one or more aircraft may not be profitable to us and may not generate sufficient cash flow to justify those acquisitions. If we experience significant delays in the implementation of our business strategies, including delays in the acquisition and leasing of aircraft, our fleet management strategy and long-term results of operations could be adversely affected.

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

        If we acquire a high concentration of a particular type of aircraft, our business and financial results could be adversely affected if the demand for that type of aircraft declines, if it is redesigned or replaced by its manufacturer or if that type of aircraft experiences design or technical problems. For instance, we have contracted to purchase 100 A320neo family narrowbody aircraft and have the right to purchase an additional 50 A320neo family aircraft. If this aircraft type or any other aircraft type of which we acquire a high concentration encounters technical or other problems, the value and lease rates of such aircraft will likely decline and we may be unable to lease such aircraft on favorable terms, if at all. A significant technical problem with a specific type of aircraft could result in the grounding of the aircraft. Any decrease in the value and lease rates of our aircraft may have a material adverse effect on our business and financial results.

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

        We believe our senior management's reputation and relationships with lessees, manufacturers, buyers and financiers of aircraft are an important element to the success of our business. Strong competition exists for qualified personnel with demonstrated ability both within and outside our industry. We had significant turnover in our senior management team during 2010 and 2011, resulting in a new chief executive officer, president, chief financial officer and general counsel. Only our chief executive officer, Mr. Courpron, is currently covered by an employment agreement. Furthermore, as an indirect wholly owned subsidiary of AIG, we have been subject to statutory compensation limits, which we refer to generally as the "TARP Standards," that restrict the structure and amounts of compensation that we may pay to any of our executive officers who are or become subject to the TARP Standards. We will continue to be subject to the TARP Standards so long as AIG beneficially owns more than 50% of our outstanding stock or until it repays 100% of the aggregate financial assistance it received under TARP. The restrictions and limitations on compensation imposed on us under the TARP Standards may adversely affect our ability to attract new talent and retain and motivate our existing impacted employees. The inability to retain our key employees or attract and retain new talent could adversely impact our business and results of operation.

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

        It is typical in the aircraft leasing industry for companies that are continuously acquiring additional aircraft to incur significant tax depreciation, which offsets taxable income but creates a deferred tax liability on the aircraft leasing company's balance sheet. This deferred tax liability is attributable to the excess of the depreciation claimed for tax purposes over the depreciation claimed for financial statement purposes. As of December 31, 2011, we had a net deferred tax liability of approximately $4.2 billion, which primarily reflects accelerated depreciation claimed for tax purposes. The recognition of these deferred tax liabilities could have a negative impact on our cash flow in future periods.

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

        Our international operations, including those of AeroTurbine, expose us to trade and economic sanctions and other restrictions imposed by the United States or other governments or organizations. See "Business—Government Regulation." The U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the Foreign Corrupt Practices Act, or FCPA, and other federal statutes and regulations, including the International Traffic in Arms Regulations ("ITAR") and those established by the Office of Foreign Assets Control. Under these laws and regulations, the government may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries, and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. A violation of these laws or regulations could adversely impact our business, operating results, and financial condition.

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

We are subject to various environmental laws and regulations that could have an adverse impact on our results of operations.

        Our operations, including AeroTurbine's operations, are subject to various federal, state and local environmental, health and safety laws and regulations in the United States, including those relating to the discharge of materials into the air, water, and ground, the generation, storage, handling, use, transportation and disposal of regulated materials, the remediation of contaminated sites, and the health and safety of our employees. A violation of these laws and regulations or permit conditions can result in substantial fines, permit revocation or other damages. Many of these laws could obligate us to investigate or clean up contamination that may exist at our current facilities, or facilities that we formerly owned or operated, even if we did not cause the contamination. They could also impose liability on us for related natural resource damages or investigation and remediation of third party waste disposal sites where we have sent, or may send, waste. We may also be subject to claims for personal injury or property damages relating to any such contamination or non-compliance with other environmental requirements. We may not be in complete compliance with these laws, regulations or permits at all times. Also, new or more stringent standards in existing environmental laws may cause us to incur additional costs.

Regulations relating to climate change, noise restrictions, and greenhouse gas emissions may have a negative effect on the airline industry and our business and financial condition.

        Governmental regulations regarding aircraft and engine noise and emissions levels apply based on where the relevant aircraft is registered and operated. For example, jurisdictions throughout the world have adopted noise regulations which require all aircraft to comply with noise level standards. In addition to the current requirements, the United States and the International Civil Aviation Organization, or the ICAO, have adopted a new, more stringent set of standards for noise levels which applies to engines manufactured or certified on or after January 1, 2006. Currently, U.S. regulations would not require any phase-out of aircraft that meet the older standards applicable to engines manufactured or certified prior to January 1, 2006, but the European Union has established a framework for the imposition of operating limitations on aircraft that is not consistent with these new standards. In addition to more stringent noise restrictions, the United States and certain other jurisdictions regulate emissions of certain greenhouse gases, such as nitrogen oxide. These limits frequently apply only to engines manufactured after 1999;

however, because aircraft engines are replaced from time to time in the usual course, it is likely that the number of engines subject to these requirements would increase over time. In addition, concerns over climate change could result in more stringent limitations on the operation of aircraft powered by older, noncompliant engines, as well as newer engines. For example, the United States is in the process of adopting more stringent nitrogen oxide emission standards for newly manufactured aircraft engines starting in 2013, the European Union has incorporated aviation-related greenhouse gas emissions into the European Union's Emission Trading Scheme beginning January 1, 2012, and the ICAO recently approved a resolution designed to cap greenhouse gas emissions from aircraft and committed to propose a greenhouse gas emission standard for aircraft engines by 2013.

        European countries generally have relatively strict environmental regulations that can restrict operational flexibility and decrease aircraft productivity. As noted, the European Parliament and the European Court of Justice included aviation in the European Union's Emissions Trading Scheme starting January 1, 2012, and all of the emissions associated with international flights that land or take off within the European Union are now subject to the trading program, even those emissions that are emitted outside of the European Union. Although the United States and other countries unsuccessfully challenged the extra-territorial application of the Emissions Trading Scheme and are considering other efforts to avoid the extra-territorial application, its inclusion could possibly distort the European air transport market leading to higher ticket prices and ultimately a reduction in demand for air travel. Beginning in 2007, the United Kingdom doubled its air passenger duties to respond to the environmental costs of air travel. Similar measures may be implemented in other jurisdictions due to environmental concerns. These increased costs could have a negative impact on the demand for air travel and, as a result, on our business and financial condition.

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

A cyber-attack that bypasses our information technology, or IT, security systems, causing an IT security breach, may lead to a material disruption of our IT systems and the loss of business information which may hinder our ability to conduct our business effectively and may result in lost revenues and additional costs.

        Parts of our business depend on the secure operation of our computer systems to manage, process, store, and transmit information associated with aircraft leasing. A cyber-attack could adversely impact our daily operations and lead to the loss of sensitive information, including our own proprietary information and that of our customers, suppliers and employees. Such losses could result in reputational harm, competitive disadvantages, litigation, regulatory enforcement actions, lost revenues, additional costs and liability. While we devote substantial resources to maintaining adequate levels of cyber-security, our resources and technical sophistication may not be adequate to prevent all types of cyber-attacks.

The timing and amount in which we report our revenue may be significantly impacted by a proposed new standard for lease accounting.

        In August 2010, the Financial Accounting Standards Board, or FASB, and the International Accounting Standards Board, or IASB, issued an Exposure Draft that proposes substantial changes to existing lease accounting that will affect all lease arrangements. Subsequent meetings of the joint committee of the FASB and the IASB have made further changes to the proposed lease accounting.

        Under the current proposed accounting model, lessees will be required to record an asset representing the right-to-use the leased item for the lease term, or Right-of-Use Asset ("ROU"), and a liability to make lease payments. The ROU and liability incorporate the rights arising under the lease and are based on the lessee's assessment of expected payments to be made over the lease term. The proposed model requires measuring these amounts at the present value of the future expected payments. Lease expense would include the amortization of the ROU and the recognition of interest expense based upon the lessee's incremental borrowing rate (or the rate implicit in the lease, if known) on the repayment of the lease obligation.

        Under the current proposed accounting model, lessors will apply the receivable and residual method. This will require a lessor to derecognize its flight equipment into a receivable based upon the present value of lease payments under a lease and a residual value. Revenue recognized would be interest income based upon the effective interest rate implicit in the lease.

        The FASB and IASB intend to issue a revised exposure draft in 2012. The proposal does not include a proposed effective date; rather it is expected to be considered as part of the evaluation of the effective dates for the major projects currently undertaken by the FASB. The FASB and IASB continue to deliberate on the proposed accounting. Currently, management is unable to assess the impact the adoption of the new finalized lease standard will have on our financial statements. Although we believe the presentation of our financial statements, and those of our lessees, will likely change, we do not believe the accounting pronouncement will change the fundamental economic reasons for which the airlines lease aircraft. Therefore, we do not believe it will have a material impact on our business.

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

Item 1B.    Unresolved Staff Comments

        None

Item 2.    Properties

Aircraft Portfolio

        As of December 31, 2011, we owned 930 aircraft in our leased fleet and had seven additional aircraft in our fleet classified as finance and sales-type leases. Our fleet is comprised of 72% narrowbody (single-aisle) aircraft and 28% widebody (twin-aisle) aircraft, with 53% representing Airbus models and 47% representing Boeing models. At December 31, 2011, the weighted average age of the aircraft in our fleet, weighted by the net book value of our aircraft, was 7.7 years and approximately 74% of the aircraft in our fleet were less than 12 years old. We also have commitments to purchase 257 new aircraft for delivery through 2019, including 25 through sale-leaseback transactions, plus rights to purchase an additional 50 aircraft. We have also agreed to purchase three used aircraft from third parties. All of our scheduled deliveries of new aircraft are for modern, fuel-efficient aircraft, including the Airbus A320neo family aircraft, Airbus A350s, Boeing 787s, Boeing 777s, and Boeing 737-800s. We will be the first aircraft leasing company to offer the Airbus A320neo family aircraft with initial deliveries scheduled for 2015. We believe these aircraft will provide significant value and strong returns on investment.

        Management frequently reviews opportunities to acquire suitable aircraft based not only on market demand and customer airline requirements, but also on our fleet portfolio mix, leasing strategies, and likely timeline for development of future aircraft. Before committing to purchase specific aircraft, management takes into consideration factors such as estimates of future values, potential for remarketing, purchase price, trends in supply and demand for the particular type, make and model of aircraft and engines, trends in local, regional, and worldwide air travel, fuel economy, environmental considerations (e.g., nitrogen oxide emissions, noise standards), operating costs, anticipated obsolescence, and the overall economics of the transaction.

        The following table provides details on our operating lease portfolio by aircraft type, including the scheduled lease expirations (for the minimum noncancelable period which does not include contracted unexercised lease extension options) by aircraft type as of December 31, 2011:

Aircraft Type	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	2025	Total
737-300/400/500	8	16	13	5	2	2							46
737-600/700/800	21	31	24	29	39	28	12	7		1		2	194
757-200	7	10	18	10	8	2	2						57
767-200			1										1
767-300	1	12	11	12	6	6	2						50
777-200		3	6	3	4	11	10						37
777-300		3	4			7	9	8		1			32
747-400	2	2	4	6									14
MD-11						4							4
A300-600R/F			2	2		1	1						6
A310	1	2											3
A319	6	16	21	18	17	12	5	7	8	6	5		121
A320	5	19	24	32	45	21	6	6	4				162
A321		5	25	7	25	8	7	3	3				83
A330-200	5	6	10	12	6	13	6		2	1			61
A330-300	1	6	2	8	5	4		2					28
A340-300	2	3	3	2	2	2		1					15
A340-600		1	1	4		2	4	1					13

Total	59	135	169	150	159	123	64	35	17	9	5	2	927	(a)(b)

(a)
Excludes three aircraft not subject to a lease as of December 31, 2011, two of which were designated for part-out.

(b)
Excludes nine aircraft owned and leased by AeroTurbine.

        As of March 5, 2012, of the 59 aircraft with lease expiration dates in 2012, leases covering 13 of them had been extended or the aircraft had been leased to other customers, one had been sold, and 14 are more likely than not to be disposed of during 2012 either through sales or by parting them out.

        In the near term, challenges in the global economy, including the European sovereign debt crisis, political uncertainty in the Middle East, and sustained higher fuel prices, have and will continue to negatively impact many airlines' profitability, cash flows and liquidity, and increase the probability that some airlines, including ones that are our customers, will cease operations or file for bankruptcy. During the year ended December 31, 2011, seven of our customers ceased operations or filed for bankruptcy, or its equivalent, and returned nine of our aircraft. Since December 31, 2011, four additional customers, including one with two separate operating certificates, have ceased operations or filed for bankruptcy, or its equivalent, and returned 42 of our aircraft. Of these aircraft, 11 are still being remarketed for lease as of March 5, 2012. Future events, including a prolonged recession, ongoing uncertainty regarding the European sovereign debt crisis, political unrest, continued weak consumer demand, high fuel prices, or restricted availability of credit to the aviation industry could lead to the weakening or cessation of operations of additional airlines, which in turn would adversely affect our earnings and cash flows.

        Our lease agreements generally require lessees to notify us six to twelve months in advance of the lease's expiration if a lessee desires to renew or extend the lease. Generally, more than 50% of our leases are extended beyond their initial term. From 2002 to 2011, our lease extension rates for aircraft up to 12 years of age ranged from approximately 40% in 2002 and 2003 (reflecting the post-9/11 slowdown) to a peak of approximately 80% in 2009 to a more normalized level of approximately 65% in 2011. Requiring lessees to provide us with advance notice provides our management team with an extended period of time to consider a broad set of alternatives with respect to the aircraft, including assessing general market and competitive conditions and preparing to re-lease or sell the aircraft. If a lessee fails to provide us with notice, the lease will automatically expire at the end of the term, and the lessee will be required to return the aircraft pursuant to the conditions in the lease. Our leases contain detailed provisions regarding the required condition of the aircraft and its components upon redelivery at the end of the lease term.

        We typically contract to re-lease aircraft before the end of the existing lease term and for aircraft returned before the end of the lease term, we have generally been able to re-lease aircraft within two to six months of their return. We have an average aircraft on-lease percentage of approximately 99.7% over the last five years. We may also sell our leased aircraft at or before the expiration of their leases. The buyers of our aircraft include the aircraft's lessee and other aircraft operators, financial institutions, private investors and third party lessors. Occasionally, we purchase aircraft with the intent to resell them.

Commitments

        At December 31, 2011, we had committed to purchase the following new aircraft with aggregate estimated total remaining payments (including adjustment for anticipated inflation) of approximately $19.0 billion for delivery as shown below.

Aircraft Type	2012	2013	2014	2015	2016	2017	2018	2019	Total
737-800(a)	24	11	8	14	1				58
787-8/9(b)		6	12	12	10	13	17	4	74
777-300(c)	4	1							5
A320neo/A321neo(b)				1	16	41	42		100
A350XWB-800/900			2	4	8	6			20

Total(d)	28	18	22	31	35	60	59	4	257	(e)

(a)
Includes 20 new aircraft to be acquired pursuant to sale-leaseback transactions.

(b)
We have the right to designate the size of the aircraft within a specific model type at specific dates prior to contractual delivery.

(c)
Includes five new aircraft to be acquired pursuant to sale-leaseback transactions.

(d)
Excludes our right to purchase 50 additional A320neo family aircraft.

(e)
Excludes three used aircraft and nine engines we had committed to purchase as of December 31, 2011, and AeroTurbine commitments to purchase two used aircraft and nine engines.

        We anticipate that a portion of the aggregate purchase price of these aircraft will be funded by incurring additional debt. The exact amount of the indebtedness to be incurred will depend, in part, upon the actual purchase price of the aircraft, which can vary due to a number of factors, including inflation.

        The new aircraft listed above are primarily being purchased pursuant to purchase agreements with each of Boeing and Airbus, with the remainder being purchased through sale-leaseback transactions with our airline customers. The agreements with Boeing and Airbus establish the pricing formulas (which include certain price adjustments based upon inflation and other factors) and various other terms with respect to the purchase of aircraft. Under certain circumstances, we have the right to alter the mix of aircraft type ultimately acquired. As of December 31, 2011, we had made non-refundable deposits (exclusive of capitalized interest) with respect to the aircraft which we have committed to purchase of approximately $208.1 million with Boeing and $46.4 million with Airbus.

        As of March 5, 2012, we had entered into contracts for the lease of new aircraft scheduled to be delivered through 2019 as follows:

Delivery Year	Number of Aircraft	Number Leased	% Leased
2012	28	28	100%
2013	18	18	100
2014	22	19	86
2015	31	16	52
2016	35	10	29
2017	60	5	8
2018	59	—	—
2019	4	—	—

        We will need to find customers for aircraft presently on order, and for any new aircraft ordered that are not subject to a lease or sale contract, and we will need to arrange financing for portions of the purchase price of such equipment.

Facilities

        Our headquarters are located at 10250 Constellation Blvd., Suite 3400, Los Angeles, California 90067. We occupy space under a lease which expires in 2015. As of December 31, 2011, we occupied approximately 127,000 square feet of office space and leased an additional 22,000 square feet of office space that is currently subleased to third parties. Additionally, we occupy approximately 16,000 square feet of office space in Amsterdam and have regional offices in Dublin, Seattle, and Singapore.

        Through our AeroTurbine subsidiary we also occupy approximately 150,000 square feet of space used as an office and warehouse located near the Miami International Airport in Florida, under a lease which expires in 2014. We also lease AeroTurbine's Goodyear facility in Arizona, which includes an approximate 795,000 square foot hangar and substantial additional space for outdoor storage of aircraft, pursuant to a long-term lease that expires in 2026.

Item 3.    Legal Proceedings

Legal Contingencies

        Airblue Limited:    We are named in a lawsuit in connection the 2010 crash of our Airbus A320-200 aircraft on lease to Airblue Limited, a Pakistani carrier. The plaintiffs are families of deceased occupants of the flight and seek unspecified damages for wrongful death, costs, and fees. The operative litigation commenced in March 2011 in California Superior Court in Los Angeles County. The case is currently stayed pending appellate review of ILFC's motion to dismiss the complaint. While plaintiffs have not specified any amount of damages, we believe that we have substantial defenses on the merits and that we are adequately covered by available liability insurance in any event.

        Yemen Airways-Yemenia:    We are named in a lawsuit in connection with the 2009 crash of our Airbus A310-300 aircraft on lease to Yemen Airways-Yemenia, a Yemeni carrier. As with the Airblue lawsuit, this litigation was filed by the families of deceased occupants of the flight and seeks damages for wrongful death, costs, and fees. The operative litigation commenced in January 2011 and is pending in the United States District Court for the Central District of California. The Yemenia lawsuit is in its incipient stages and plaintiffs have not claimed a specific amount of damages. We believe that we have substantial defenses on the merits and that we are adequately covered by available liability insurance in any event.

        We do not believe that the outcome of the Airblue or Yemenia lawsuits, individually or in the aggregate, will have a material effect on our consolidated financial condition, results of operations or cash flows. We are also a party to various claims and litigation matters arising in the ordinary course of our business. We do not believe that the outcome of any of these matters, individually or in the aggregate, will be material to our consolidated financial position, results of operations or cash flows.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        We are an indirect wholly-owned subsidiary of AIG and our common stock is not listed on any national exchange nor is it traded in any established market. We have not paid any dividends on our common stock since 2008. Under the most restrictive provision of our debt agreements, we may declare and pay dividends of up to $1.1 billion of our consolidated retained earnings. Under certain of our debt agreements, we are currently restricted from using proceeds from asset sales to pay dividends to AIG but may use other funds to pay such dividends.

Item 6.    Selected Financial Data

        ILFC was acquired by AIG in 1990. When AIG purchased ILFC, in accordance with the purchase accounting method under GAAP, AIG established a new basis for ILFC's assets and liabilities in AIG's consolidated financial statements based on the fair value of ILFC's assets and liabilities at the time of the acquisition. Following the acquisition, ILFC continued to issue its separate standalone financial statements, and did not "push down" the new basis for its assets and liabilities established by AIG at the time of the acquisition. Instead, ILFC maintained its historical basis in its assets and liabilities. The reporting basis for ILFC's assets and liabilities included in the consolidated financial statements of AIG therefore was different from the reporting basis for ILFC's assets and liabilities included in ILFC's previously reported separate standalone financial statements. In contemplation of a potential future partial or complete divestiture of ILFC by AIG, ILFC has elected, for all periods presented, to reflect AIG's basis in the assets acquired and liabilities assumed in connection with AIG's acquisition of ILFC.

        The following table summarizes selected consolidated financial data and certain operating information of the Company. The consolidated financial statements and financial information of ILFC reported prior to this period are not directly comparable to the financial statements and financial information of ILFC included in this report as a result of the above-mentioned change in accounting principle. The differences relate to basis differences in flight equipment under operating leases which affect accumulated depreciation and related depreciation expense, aircraft impairment charges and fair value adjustments, flight equipment marketing and gain on aircraft sales, interest and other income, deferred taxes and related tax provisions, net income, paid-in capital, retained earnings and total shareholders' equity.

        The selected consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying notes included elsewhere herein.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollar amounts in thousands)
Operating Data:
Rentals of flight equipment	$4,454,405	$4,726,502	$4,928,253	$4,678,856	$4,297,477
Flight equipment marketing and gain on aircraft sales	14,348	10,637	12,966	46,838	30,314
Interest and other income	57,910	61,741	55,973	98,260	111,599
Total revenues	4,526,663	4,798,880	4,997,192	4,823,954	4,439,390
Aircraft impairment charges and fair value adjustments	1,737,508	1,663,189	86,332	—	—
Other expenses	3,823,134	3,900,327	3,527,696	3,740,143	3,535,850
Total expenses	5,560,642	5,563,516	3,614,028	3,740,143	3,535,850
(Loss) income before income taxes	(1,033,979)	(764,636)	1,383,164	1,083,811	903,540
Net (loss) income	(723,901)	(495,668)	887,175	696,045	597,176
Ratio of Earnings to Fixed Charges and Preferred Stock Dividends(a):	— (a)	— (a)	1.99x	1.65x	1.52x
Net debt to adjusted shareholders' equity(b):	3.0x	3.0x	3.4x	3.9x	4.2x
Balance Sheet Data:
Flight equipment under operating leases (net of accumulated depreciation)	$35,502,288	$38,515,379	$44,091,783	$43,395,124	$41,983,555
Net investment in finance and sales-type leases	81,746	67,620	261,081	301,759	307,083
Total assets	39,161,244	43,308,060	46,129,024	47,490,499	45,016,485
Total secured debt(c)	9,764,631	9,556,634	7,067,446	1,436,296	2,625,274
Total unsecured debt(d)	14,619,641	17,997,466	22,644,293	31,040,372	27,826,005
Shareholders' equity	7,531,869	8,225,007	8,655,089	7,738,580	7,149,227
Other Data:
Aircraft lease portfolio at period end(e):
Owned	930	933	993	955	900
Subject to finance and sales-type leases	7	4	11	9	9
Aircraft sold or remarketed during the period	14	59	9	11	9

(a)
See Exhibit 12. In the twelve months ended December 31, 2011 and 2010, earnings were insufficient to cover fixed charges by $1,042.1 million and $771.2 million, respectively, due to non-cash impairment and lease related charges aggregating $1.7 billion and $1.8 billion, respectively.

(b)
Net debt means our total debt, including current portion, less cash and cash equivalents, excluding restricted cash, as of the end of the corresponding period. Adjusted shareholders' equity means our total shareholders' equity excluding accumulated other comprehensive income (loss). Net debt and adjusted shareholders' equity are not defined under GAAP and may not be comparable to similarly titled measures reported by other companies. We have presented this measure of financial leverage because it provides useful information to better evaluate our outstanding debt obligations and provides information aligned with our debt covenants. Accumulated other comprehensive income (loss), which principally reflects aggregate changes in the market value of our cash flow hedges, has been excluded because it is excluded from shareholders' equity in determining compliance with our debt covenants. Total debt has been adjusted by cash and cash equivalents to better evaluate our financial condition and our future obligations that would not be readily satisfied by cash and cash equivalents on hand. Investors should consider net debt to adjusted shareholders' equity in addition to, and not as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. Our net debt to adjusted shareholders' equity presentation may be different from that presented by other companies.

(c)
Includes loans from AIG Funding when applicable. We repaid the loan to AIG Funding in 2010.

(d)
Includes subordinated debt and does not include foreign currency adjustment related to foreign currency denominated debt swapped into US dollars.

(e)
See "Item 2. Properties — Aircraft Portfolio."

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are the world's largest independent aircraft lessor, measured by number of owned aircraft, with over 1,000 owned or managed aircraft. As of December 31, 2011, we owned 930 aircraft in our leased fleet and nine additional aircraft in AeroTurbine's leased fleet, with an aggregate net book value of $35.5 billion. We had seven additional aircraft in the fleet classified as finance and sales-type leases and provided fleet management services for 87 aircraft. Our fleet features popular aircraft types, including both narrowbody and widebody aircraft. In addition to our existing fleet, we currently have commitments to purchase 257 new aircraft for delivery through 2019, including 25 through sale-leaseback transactions. The new aircraft commitments are comprised of 100 Airbus A320neo family aircraft, 20 Airbus A350 aircraft, 74 Boeing 787 aircraft, 58 Boeing 737-800 aircraft and five Boeing 777-300 aircraft. We also have the rights to purchase an additional 50 Airbus A320neo family aircraft. In addition, we have committed to purchase three used aircraft from third parties. We intend to continue to complement our orders from aircraft manufacturers by acquiring additional aircraft from third parties which may include sale-leaseback transactions with our customers. We balance the benefits of holding and leasing our aircraft and selling or parting-out the aircraft depending on economics and opportunities.

        Our aircraft leases are predominantly "net" leases under which lessees are generally responsible for all operating expenses, which customarily include maintenance, fuel, crews, airport and navigation charges, taxes, licenses, aircraft registration and insurance premiums. We, however, generally contribute to the first major maintenance event the lessee incurs during the lease of a used aircraft. Our leases are for a fixed term, although in many cases the lessees have early termination rights. Our leases require all non-contingent payments to be made in advance and our leases are predominantly denominated in U.S. dollars. Our lessees are generally required to continue to make lease payments under all circumstances, including periods during which the aircraft is not in operation due to maintenance or grounding. We typically contract to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term due to exceptional circumstances, we have generally been able to re-lease aircraft within two to six months of their return. We have an average aircraft on-lease percentage of approximately 99.7% over the last five years.

        In addition to our leasing activities, we provide fleet management services to investors and/or owners of aircraft portfolios for a management fee. We also can now provide in-house part-out and engine leasing capabilities with our recent acquisition of AeroTurbine, a provider of certified aircraft engines, aircraft and engine parts and supply chain solutions. This acquisition enables us to manage aircraft and engines across their complete lifecycle and offer a differentiated fleet management product and service offering to our airline customers as they transition out of aging aircraft. At times we also sell aircraft from our leased aircraft fleet to other leasing companies, financial services companies, and airlines. We have also provided asset value guarantees and a limited number of loan guarantees to buyers of aircraft or to financial institutions for a fee.

        We operate our business on a global basis, deriving more than 90% of our revenues from airlines outside of the United States. As of December 31, 2011, we had 927 aircraft leased under operating leases to 177 customers in 78 countries, with no lessee accounting for more than 10% of lease revenue for any of the years ended December 31, 2011, 2010, or 2009. We also maintain relationships with 13 additional customers who operate aircraft we manage. Our results of operations are affected by a variety of factors, primarily:

  •
  the number, type, age and condition of the aircraft we own;

  •
  aviation industry market conditions, including events affecting air travel;

  •
  the demand for our aircraft and the resulting lease rates we are able to obtain for our aircraft;

  •
  the purchase price we pay for our aircraft;

  •
  the number, types and sale prices of aircraft, or parts in the event of a part-out of an aircraft, we sell in a period;

  •
  the ability of our lessee customers to meet their lease obligations and maintain our aircraft in airworthy and marketable condition;

  •
  the utilization rate of our aircraft;

  •
  changes in interest rates and credit spreads, which may affect our aircraft lease revenues and our interest rate on borrowings; and

  •
  our expectations of future overhaul reimbursements and lessee maintenance contributions.

        In the near term, challenges in the global economy, including the European sovereign debt crisis, political uncertainty in the Middle East, and sustained higher fuel prices have negatively impacted many airlines' profitability, cash flows and liquidity, and increased the probability that some airlines, including ones that are our customers, will cease operations or file for bankruptcy. During the year ended December 31, 2011, seven of our customers ceased operations or filed for bankruptcy, or its equivalent, and returned nine of our aircraft. Since December 31, 2011, four additional customers, including one with two separate certificates, have ceased operations or filed for bankruptcy, or its equivalent, and returned 42 of our aircraft. Of these aircraft, 11 are still being remarketed for lease as of March 5, 2012. Future events, including a prolonged recession, ongoing uncertainty regarding the European sovereign debt crisis, political unrest, continued weak consumer demand, high fuel prices, or restricted availability of credit to the aviation industry could lead to the weakening or cessation of operations of additional airlines, which in turn would adversely affect our earnings and cash flows.

        We remain optimistic, however, about the long-term future of air transportation and the growing role that the leasing industry and ILFC, in particular, will play in commercial air transport. At March 5, 2012, we had signed leases for all of our new aircraft deliveries through 2012. We have contracted with Airbus and Boeing to purchase new fuel-efficient aircraft with delivery dates through 2019. These aircraft are in high demand from our airline customers. In many cases, we have delivery positions for the most modern and fuel-efficient aircraft earlier than the airlines can obtain them from the manufacturers. As of December 31, 2011, we had committed to purchase 25 new, modern aircraft from airlines through sale-leaseback transactions with scheduled delivery dates in 2012 and 2013. We believe that, with respect to our used aircraft, we have the market reach, visibility and understanding to move our aircraft across jurisdictions to best deploy our aircraft with the world's airlines. We are focused on increasing our presence in frontier and emerging markets that have high potential for passenger growth and other markets that have significant demand for new aircraft. We have assembled a highly skilled and experienced management team and have secured sufficient liquidity to manage through expected market volatility. We have also demonstrated strong and sustainable financial performance through most airline industry cycles in the past 30 years. For these reasons, we believe that we are well positioned to manage the current cycle and over the long-term.

ILFC Holdings, Inc.

        On September 2, 2011, ILFC Holdings, Inc, an indirect wholly owned subsidiary of AIG, filed a registration statement on Form S-1 with the SEC for a proposed initial public offering. If an initial public offering is completed, we will become a direct wholly owned subsidiary of ILFC Holdings, Inc. prior to the consummation of the initial public offering. The number of shares to be offered, price range and timing of the proposed offering have not yet been determined. The timing of any offering will depend on market conditions and no assurance can be given regarding the terms of any offering or that an offering will be completed.

Acquisition of AeroTurbine

        On October 7, 2011, we acquired all of the issued and outstanding shares of capital stock of AeroTurbine from AerCap for an aggregate cash purchase price of $228.0 million and assumption of $299.2 million of debt. AeroTurbine is a provider of certified aircraft engines, aircraft and engine parts and supply chain solutions. AeroTurbine has a $335.0 million secured revolving credit facility, which had $268.6 million outstanding as of December 31, 2011, and matures in December 2015. On February 23, 2012, we increased the aggregate amount available under this facility by $95.0 million for a maximum aggregate available amount of $430.0 million. AeroTurbine's obligations under the facility are guaranteed by ILFC and AeroTurbine's subsidiaries (subject to certain exclusions). The purchase price is not material to our consolidated financial statements and we accounted for the acquisition as a business combination for the year ended December 31, 2011.

Our Revenues

        Our revenues consist primarily of rentals of flight equipment, flight equipment marketing and gain on aircraft sales and interest and other income.

  Rental of Flight Equipment

        Our leasing revenue is principally derived from airlines and companies associated with the airline industry. Our aircraft leases generally provide for the payment of a fixed, periodic amount of rent. In certain cases our leases provide for additional rental revenue based on usage. The usage may be calculated based on hourly usage or on the number of cycles operated. A cycle is defined as one take-off and landing. Under the provisions of many of our leases we receive overhaul rentals based on the usage of the aircraft. Lessees are generally responsible for maintenance and repairs, including major maintenance (overhauls) over the term of the lease. For certain airframe and engine overhauls, we reimburse the lessee for costs incurred up to, but not exceeding, related overhaul rentals that the lessee has paid to us. We recognize overhaul rentals received as revenue, net of estimated overhaul reimbursements. During the years ended December 31, 2011, 2010 and 2009, we recognized net overhaul rental revenues of approximately $199 million, $270 million and $296 million, respectively, from overhaul collections of $734 million, $749 million and $643 million, respectively, during those periods. Additionally, in connection with a lease of a used aircraft, we generally agree to contribute to the first major maintenance event the lessee incurs during the lease. At the time we pay the agreed upon maintenance contribution, we record the contribution against the overhaul rental deposits to the extent we have received overhaul rentals from the lessee, or against return condition deficiency deposits to the extent we have received such deposits from the prior lessee. We capitalize any amount of the actual maintenance contributions in excess of the overhaul rental deposits and payments received from lessees for deficiencies in return conditions as lease incentives and amortize the lease incentives into Rental of flight equipment over the remaining life of the lease. For the years ended December 31, 2011 and 2010, we capitalized $89.6 million and $55.4 million, respectively, of which $52.4 million and $41.0 million, respectively, were for maintenance contributions. During the years ended December 31, 2011, 2010 and 2009, we amortized lease incentives into Rentals of flight equipment, primarily related to such contributions, aggregating $63.4 million, $47.8 million and $51.9 million, respectively.

        The amount of lease revenue we recognize is primarily influenced by the following factors:

  •
  the contracted lease rate, which is highly dependent on the age, condition and type of the leased equipment;

  •
  the lessees' performance of their lease obligations;

  •
  the usage of the aircraft during the period; and

  •
  our expectations of future overhaul reimbursements.

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

  Flight Equipment Marketing and Gain on Aircraft Sales

        Our sales revenue is generated from the sale of our aircraft and engines and any gains on such sales are recorded in Flight equipment marketing and gain on aircraft sales. The price we receive for our aircraft and engines is largely dependent on the condition of the asset being sold, airline market conditions, funding availability to the buyer and the supply and demand balance for the type of asset we are selling. The timing of the closing of aircraft and engine sales is often uncertain, as a sale may be concluded swiftly or negotiations may extend over several weeks or months. As a result, even if sales are comparable over a long period of time, during any particular fiscal quarter or other reporting period we may close significantly more or fewer sale transactions than in other reporting periods. Accordingly, gain on aircraft sales recorded in one fiscal quarter or other reporting period may not be comparable to gain on aircraft sales in other periods. We also engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment and other marketing services on a principal and commission basis.

  Interest and Other Income

        Our interest income is derived primarily from interest recognized on finance and sales-type leases and notes receivables issued by lessees in connection with lease restructurings, or in limited circumstances, issued by buyers of aircraft in connection with sales of aircraft. The amount of interest income we recognize in any period is influenced by the amount of principal balance of finance and sales-type leases and notes receivable we hold, effective interest rates, and adjustments to valuations or provisions of notes receivables.

        Other income includes net sales revenue generated from AeroTurbine and management fee revenue we generate through a variety of management services that we provide to non-consolidated aircraft securitization vehicles and joint ventures and third party owners of aircraft. Our management services may include leasing and remarketing services, cash management and treasury services, technical advisory services and accounting and administrative services depending on the needs of the aircraft owner. Income from AeroTurbine's engine, aircraft and part sales are included in Interest and other income, net of cost of parts sold. See Note E of Notes to Consolidated Financial Statements. The costs of parts sold for AeroTurbine's sales consist of the net book value of the flight equipment and other inventory sold to third parties at the time of the sale. The price we receive for engines and parts is largely dependent on the condition of the asset being sold, airline market conditions and the supply and demand balance for the type of asset we are selling. During the year ended December 31, 2011, we designated three aircraft for part-out and transferred them to AeroTurbine. Over the next year, we plan to increase the number of aircraft designated for part-out and strengthen our capabilities to realize more value from our aircraft that are out of production or adversely affected by new technology developments. Additionally, we also anticipate purchasing parts and engines from AeroTurbine's extensive selection of readily available inventory. Through March 5, 2012, we have transferred an additional aircraft to AeroTurbine for part-out.

Our Operating Expenses

        Our primary operating expenses consist of interest on debt, depreciation, aircraft impairment charges, selling, general and administrative expenses and other expenses.

  Interest Expense

        Our interest expense in any period is primarily affected by changes in interest rates and outstanding amounts of indebtedness. Since 2010, we have refinanced much of our debt with new financing arrangements that have relatively higher interest rates than the debt we replaced. We have also extended our debt maturities from a weighted average of 4.3 years as of December 31, 2008 to a weighted average of 6.4 years as of December 31, 2011. While our average effective cost of borrowing has been increasing in recent periods, the decrease in our average debt outstanding due to our deleveraging efforts has offset those increases, and, as a result, our interest expense remained relatively constant for the year ended December 31, 2011, as compared to 2010. Our average effective cost of borrowing reflects our composite interest rate, including the effect of interest rate swaps or other derivatives and the effect of debt discounts.

        Our total debt outstanding at the end of each period and average effective cost of borrowing for the periods indicated were as follows:

  Effect from Derivatives

        We employ derivative products to manage our exposure to interest rates risks and foreign currency risks. We enter into derivative transactions only to hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements, foreign currency swap agreements and interest rate cap agreements. Our management determines the fair values of our derivatives each quarter using a discounted cash flow model, which incorporates an assessment of the risk of non-performance by our swap counterparties. The model uses various inputs including contractual terms, interest rate, credit spreads and volatility rates, as applicable.

  Depreciation

        We generally depreciate aircraft using the straight-line method over a 25-year life from the date of manufacture to a 15% residual value. When a specific aircraft or an aircraft type is out of production, or impacted by new technology developments, management evaluates the aircraft type and depreciates the aircraft using the straight-line method over the estimated remaining holding period to an established residual value. See "Flight Equipment" below. Our depreciation expense is influenced by the adjusted gross book values of our flight equipment and the depreciable life and estimated residual value of the flight equipment. Adjusted gross book value is the original cost of our flight equipment, including capitalized interest during the construction phase, adjusted for subsequent capitalized improvements and impairments.

  Aircraft Impairment Charges and Fair Value Adjustments

        Management evaluates quarterly the need to perform a recoverability assessment of aircraft considering the requirements under GAAP and performs this assessment at least annually for all aircraft in our fleet. Recurring recoverability assessments are performed whenever events or changes in circumstances indicate that the carrying amount of our aircraft may not be recoverable, which may require us to change our assumptions related to future estimated cash flows. These events or changes in circumstances considered include potential sales, changes in contracted lease terms, changes in the status of an aircraft as leased, re-leased, or not subject to lease, repossessions of aircraft, changes in portfolio strategies, changes in demand for a particular aircraft type and changes in economic and market circumstances.

        We recorded significant impairment charges and fair value adjustments during the past two years. During each of the years ended December 31, 2011 and 2010, we recorded impairment charges and fair value adjustments on aircraft of approximately $1.7 billion. The impairment charges in 2011 resulted from unfavorable airline industry trends affecting the residual values of certain aircraft types and management's expectations that certain aircraft will more likely than not be parted-out or otherwise disposed of sooner than 25 years. The reduction in the expected holding period was made in connection with the addition of in-house part-out capabilities as a result of the acquisition of AeroTurbine. The impairment charges in 2010 were primarily due to the announcement of new technology in the marketplace and the sale of aircraft in that year. While we continue to manage our fleet by ordering new in-demand aircraft and optimize our returns on our existing aircraft either by follow-on leases, sales or part-outs, we may incur additional impairment charges in the future. Impairment charges may result from future deterioration in lease rates and residual values, which can come about as a result of new technological developments, further sustained increases in fuel costs, prolonged economic distress, and decisions to sell or part-out aircraft at amounts below net book value. The potential for impairment or fair value adjustments could be material to our results of operations for an individual period.

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

  Other Expenses

        Other expenses consist primarily of lease related charges and provision for credit losses on notes receivable and net investment in finance and sales-type leases. Our lease related charges include the write-off of unamortized lease incentives and overhaul and straight-line lease adjustments that we incur when we sell an aircraft prior to the end of the lease.

        Our provision for credit losses on notes receivable consists primarily of amounts we establish to reduce the carrying value of our notes receivable to estimated collectible levels. Management reviews all outstanding notes that are in arrears to determine whether we should reserve for, or write off any portion of, the notes receivable. In this process, management evaluates the collectability of each note and the value of the underlying collateral, if any, by discussing relevant operational and financial issues facing the lessees with our marketing executives. As of December 31, 2011, notes receivable, net, were not material.

        Our provision for credit losses on finance and sales-type leases consists primarily of amounts we establish to reduce the carrying value of our net investment in these leases to estimated collectible levels. Management monitors the activities and financial health of customers and evaluates the impact certain events, such as customer bankruptcies, will have on lessee's abilities to perform under the contracted terms of the related leases. Management reviews all outstanding leases classified as finance and sales-type to determine appropriate classification of the related aircraft within our fleet, and whether we should reserve for any portion of our net investment.

        The primary factors affecting our other expenses are the sale of aircraft prior to the end of a lease, which may result in lease related costs, and lessee defaults, which may result in additional provisions for doubtful notes receivable.

Critical Accounting Policies and Estimates

        Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On a recurring basis, we evaluate our estimates, including those related to flight equipment, lease revenue, derivative financial instruments, fair value measurements, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. A summary of our significant accounting policies is presented in Note B of Notes to Consolidated Financial Statements in our consolidated financial statements for the year ended December 31, 2011, contained elsewhere in this Form 10-K. We believe the following critical accounting policies could have a significant impact on our results of operations, financial position and financial statement disclosures, and may require subjective and complex estimates and judgments.

  Flight Equipment

        Flight equipment under operating lease is our largest asset class, representing over 90% of our consolidated assets as of December 31, 2011 and over 88% of our consolidated assets as of December 31, 2010 and 2009.

        Depreciable Lives and Residual Values.    We depreciate passenger aircraft using the straight-line method generally over a 25-year life from the date of manufacture to a 15% residual value. Any change in the assumption of useful life or residual value changes the depreciation expense and could have a significant impact on our results or operations for any one period. When we change the useful lives or residual values of our aircraft, we adjust our depreciation rates on a prospective basis.

        Based on the annual full fleet assessment of aircraft performed in the third quarter of 2011, we identified 239 aircraft that were either aircraft out of production or impacted by new technology developments. Out of these 239 aircraft, we changed the estimated useful life of 140 aircraft. In addition, we changed the useful life of our ten freighter aircraft from 35 to 25 years. In the fourth quarter we began to depreciate these aircraft using the straight-line method over the estimated remaining revised useful lives, utilizing revised residual values, as applicable. We estimate that the increase in depreciation expense due to our changes to estimated useful life and residual values for these aircraft for the year ending December 31, 2012 will be approximately $24 million. Over time, our future depreciation is expected to decrease as these aircraft reach the end of their respective holding periods.

        Impairment Charges on Flight Equipment Held for Use.    Management evaluates quarterly the need to perform a recoverability assessment of held for use aircraft considering the requirements under GAAP and performs this assessment at least annually for all aircraft in our fleet. The undiscounted cash flows used in the recoverability assessment consist of cash flows from currently contracted leases, future projected lease cash flows, including contingent rentals and an estimated disposition value, as appropriate, for each aircraft. Management is active in the aircraft leasing industry and develops the assumptions used in the recoverability assessment. As part of our recurring recoverability assessment process, we update the critical and significant assumptions used in the recoverability assessment, including projected lease rates and terms, residual values, overhaul rental realization and aircraft holding periods.

        Management uses its judgment when determining the assumptions used in the recoverability analysis, taking into consideration historical data, current macro-economic and industry trends and conditions, any changes in management's holding period intent for any aircraft and any events happening before the issuance of financial statements that management needs to consider, including subsequent lessee bankruptcies.

        In updating these critical and significant assumptions for 2011, we considered:

        Market Conditions:    We considered current and future expectations of the global demand for a particular aircraft type and historical experience in the aircraft leasing market and aviation industry, as well as information received from third party sources. Factors taken into account included the impact of fuel price volatility and higher average fuel prices; the growing impact of new technology aircraft (announcements, deliveries and order backlog) on current and future demand for mid-generation aircraft; the higher production rates sustained by manufacturers for more fuel-efficient newer generation aircraft during the recent economic downturn; the unfavorable impact of low rates of inflation on aircraft values; current market conditions and future industry outlook for future marketing of older mid-generation aircraft and aircraft that are out of production; and a decreasing number of lessees for older aircraft.

        Portfolio Management Strategy:    We took into account our new end-of-life management capabilities resulting from our acquisition of AeroTurbine, which we completed on October 7, 2011. The acquisition of AeroTurbine provides us with increased choices in managing the end-of-life of aircraft in our fleet and makes the part-out of an aircraft a more economically and commercially viable option by bringing the requisite capabilities in-house and eliminating the payment of commissions to third parties. While our overall business model has not changed, our expectation of how we may manage specific aircraft that are out of production, or specific aircraft that have been impacted by new technology developments, has changed due to the AeroTurbine acquisition. Parting-out aircraft also enables us to retain greater cash flows from an aircraft during the last cycle of its life by allowing us to eliminate certain maintenance costs and realize higher net overhaul revenues resulting in changes in cash flow assumptions.

        Subsequent Events:    We also considered events subsequent to December 31, 2011, in evaluating the recoverability of our fleet as of December 31, 2011. Specifically, four of our customers, including one with two separate operating certificates, declared bankruptcy or ceased operations subsequent to December 31, 2011. We took into account lessee non-performance, as well as management's expectation of whether to re-lease or part-out the aircraft, which changed the projected lease cash flows of the affected aircraft.

        We utilized these updated assumptions while performing our recurring recoverability assessments of our fleet. The result of the analyses performed indicated that the book values of 100 aircraft were not fully recoverable and these aircraft were deemed impaired. Most of the aircraft reviewed were in the second half of their estimated 25-year useful life, and were aircraft that are out of production, or have been impacted by new technology developments. We recognized impairment charges of $1.6 billion on the 100 impaired aircraft for the year ended December 31, 2011. Of the $1.6 billion in impairment charges recognized, $43.9 million related to repossessions and early returns of aircraft that were leased to airlines that ceased operations subsequent to December 31, 2011.

        If estimated cash flows used in the December 31, 2011 impairment analysis were decreased by 10% and 20%, 50 additional aircraft with a net book value of $702.0 million or 114 additional aircraft with a net book value of $2.1 billion at December 31, 2011, respectively, would have been impaired and written down to their resulting respective fair values. In addition our lessees may face financial difficulties and return aircraft to us prior to the contractual lease expiry dates. As a result, our cash flow assumptions may change and future impairment charges may be required.

        Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed.    Management evaluates quarterly the need to perform recoverability assessments of all contemplated aircraft sale transactions considering the requirements under GAAP. The recoverability assessment is performed if events or changes in circumstances indicate that it is more likely than not that an aircraft will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Due to the significant uncertainties of potential sales transactions, management must use its judgment to evaluate whether a sale is more likely than not. The factors that management considers in its assessment include (i) the progress of the potential sales transactions through a review and evaluation of the sales related documents and other communications, including, but not limited to, letters of intent or sales agreements that have been negotiated or executed; (ii) our general or specific fleet strategies, liquidity requirements and other business needs and how those requirements bear on the likelihood of sale; and (iii) the evaluation of potential execution risks, including the source of potential purchaser funding and other execution risks. If the carrying value of the aircraft exceeds its estimated undiscounted cash flows, then an impairment charge or a fair value adjustment is recognized, depending on whether the aircraft meets the criteria for held for sale, in Selling, general and administrative, or if material, presented separately on our Consolidated Statements of Operations.

        The undiscounted cash flows in the more likely than not sales recoverability assessment will depend on the structure of the potential sale transaction and may consist of cash flows from currently contracted leases, including contingent rentals, and the estimated proceeds from sale. In the event that an aircraft does not meet the more likely than not sales recoverability assessment, it is re-measured to fair value, which in almost all of our potential sales transactions is based on the value of the sales transaction, resulting in an impairment charge or fair value adjustment. We recognize impairment charges and fair value adjustments and other costs of sales in Selling, general and administrative, or if material, present them separately on our Consolidated Statements of Operations.

        Flight Equipment Held for Sale.    Management evaluates all contemplated aircraft sale transactions to determine whether all the required criteria have been met under GAAP to classify aircraft as Flight equipment held for sale. Management uses judgment in evaluating these criteria. Due to the significant uncertainties of potential sale transactions, the held for sale criteria generally will not be met unless the aircraft is subject to a signed sale agreement, or management has made a specific determination and obtained appropriate approvals to sell a particular aircraft or group of aircraft. Aircraft classified as Flight equipment held for sale are recognized at the lower of their carrying amount or estimated fair value less estimated costs to sell. At the time aircraft are sold, or classified as Flight equipment held for sale, the cost and accumulated depreciation are removed from the related accounts.

  Lease Revenue

        We lease flight equipment principally under operating leases and recognize rental revenue ratably over the life of the lease. The difference between the rental revenue recognized and the cash received under the provisions of our leases is included in Lease receivables and other assets on our Consolidated Balance Sheets. Past-due rental revenue is recognized on the basis of management's assessment of collectability. Management monitors all lessees that are behind in lease payments and discusses relevant lessee operational and financial issues to determine the amount of rental revenue to recognize for past due amounts. Our customers make lease payments in advance and we generally recognize rental revenue only to the extent we have received payments or hold security deposits.

        Overhaul Rentals.    Under the provisions of our leases, lessees are generally responsible for maintenance and repairs, including major maintenance (overhauls) over the term of the lease. Under the provisions of many of our leases, we receive overhaul rentals based on the usage of the aircraft. The usage is calculated based on the number of hours or cycles operated. A cycle is defined as one take-off and landing. The usage is typically reported monthly by the lessee. For certain airframe and engine overhauls, we reimburse the lessee for costs incurred up to, but not exceeding the overhaul rentals that the lessee has paid to us.

        We recognize overhaul rentals received as revenue, net of estimated overhaul reimbursements. We estimate expected overhaul reimbursements during the life of the lease, which requires significant judgment. Management determines the reasonableness of the estimated future overhaul reimbursement rate considering quantitative and qualitative information including (i) changes in historical pay-out rates from period to period; (ii) trends in reimbursements made; (iii) trends in historical pay-out rates for expired leases; (iv) future estimates of pay-out rates on leases scheduled to expire in the near term; (v) changes in our business model and portfolio strategies; and (vi) other factors affecting the future pay-out rates that may occur from time to time. Changes in the expected overhaul reimbursement estimate result in an adjustment to the cumulative deferred overhaul rental balance sheet amount, which is recognized in current period results. If overhaul reimbursements are different than our estimates, or if estimates of future reimbursements change, there could be a material impact on our results of operations in a given period.

        In connection with a lease of a used aircraft, we generally agree to contribute to the first major maintenance event the lessee incurs during the lease. At the time we pay the agreed upon maintenance contribution, we record the contribution against the overhaul rental deposits to the extent we have received overhaul rentals from the lessee, or against return condition deficiency deposits to the extent we have received such deposits from the prior lessee. We capitalize any amount of the actual maintenance contributions in excess of the overhaul rental deposits and payments received from lessees for deficiencies in return conditions as lease incentives and amortize the lease incentives into Rental of flight equipment over the remaining life of the lease. We capitalized $89.6 million of lease incentives, which primarily consisted of such maintenance contributions, for the year ended December 31, 2011 as compared to $55.4 million for the year ended December 31, 2010. During the years ended December 31, 2011, 2010 and 2009, we amortized lease incentives into Rentals of flight equipment aggregating $63.4 million, $47.8 million and $51.9 million, respectively.

  Derivative Financial Instruments

        We employ a variety of derivative instruments to manage our exposure to interest rate and foreign currency risks. Derivatives are recognized at their fair values on our consolidated balance sheets. Management determines the fair values of our derivatives each quarter using a discounted cash flow model, which incorporates an assessment of the risk of non-performance by our swap counterparties. The model uses various inputs including contractual terms, interest rate, credit spreads and volatility rates, as applicable. When hedge accounting treatment is achieved for a derivative, the changes in fair value related to the effective portion of the hedge is recognized in other comprehensive income or in current period earnings, depending on the designation of the derivative as a cash flow hedge or a fair value hedge. The ineffective portion of the hedge is recognized in income. At the time the derivative is designated as a hedge, we select a method of effectiveness assessment, which we must use for the life of the hedge. We use the "hypothetical derivative method" for all of our hedges when we assess effectiveness. This method involves establishing a hypothetical derivative that mirrors the hedged item, but has a zero-value at the hedge designation date. The cumulative change in fair value of the actual hedge derivative instrument is compared to the cumulative change in the fair value of the hypothetical derivative. The difference between these two amounts is the calculated ineffectiveness and is recognized in current period earnings.

  Fair Value Measurements

        Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We measure the fair values of our derivatives on a recurring basis. We use a valuation model that includes a variety of observable inputs, including contractual terms, interest rate curves, foreign exchange rates, yield curves, credit curves, measures of volatility, and correlations of such inputs to determine the fair value. Valuation adjustments may be made in the determination of fair value. These adjustments include amounts to reflect counterparty credit quality and liquidity risk, and are as follows:

  •
  Credit Valuation Adjustment, or CVA.  The CVA adjusts the valuation of derivatives to account for nonperformance risk of our counterparty with respect to all net derivative assets positions. The CVA also accounts for our own credit risk, in the fair value measurement of all net derivative liabilities positions, when appropriate.

  •
  Market Valuation Adjustment, or MVA.  The MVA adjusts the valuation of derivatives to reflect the fact that we are an "end-user" of derivative products. As such the valuation is adjusted to take into account the bid-offer spread (the liquidity risk).

        We measure the fair value of aircraft, including aircraft residual value guarantees, on a non-recurring basis, when GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of our aircraft may not be recoverable. We principally use the income approach to measure the fair value of our aircraft. The income approach is based on the present value of contractual lease cash flows, projected future lease cash flows, including contingent rental cash flows, where appropriate, which extend to the end of the aircraft's economic life in its highest and best use configuration, as well as a disposition value based on expectations of market participants. The cash flows used in the fair value estimate are generally consistent with those used in the recurring recoverability assessment for aircraft held for use and are subject to the same management judgment. See "—Flight Equipment—Impairment Charges on Flight Equipment Held for Use" above for further discussion.

  Income Taxes

        ILFC is included in the consolidated federal income tax return of AIG, as well as certain state tax returns where AIG files on a combined/unitary basis. Our provision for federal income taxes is calculated on a separate return basis, adjusted to give recognition to the effects of net operating losses, foreign tax credits and other tax benefits to the extent we estimate that they would be realizable in AIG's consolidated federal income tax return. Under our tax sharing agreement with AIG, we settle our current tax liability as if ILFC and its subsidiaries are each a separate standalone taxpayer. Thus, AIG credits us to the extent our net operating losses, foreign tax credits and other tax benefits (calculated on a separate return basis) are used in AIG's consolidated tax return and charges us to the extent of our tax liability (calculated on a separate return basis). To the extent the benefit of a net operating loss is not utilized in AIG's consolidated federal income tax return, AIG reimburses us upon the expiration of the loss carry-forward period as long as we are still included in AIG's consolidated federal income tax return and the benefit would have been utilized if we had filed a separate consolidated federal income tax return. Our provision for state income taxes includes California, in which we file with AIG using the unitary apportionment factors, and certain other states, in which we file separate tax returns.

        We calculate our provision for income taxes using the asset and liability method. This method considers the future tax consequences of temporary differences between the financial reporting and the tax basis of assets and liabilities measured using currently enacted tax rates. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        We recognize an uncertain tax benefit only to the extent that it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

Results of Operations

  Year Ended December 31, 2011 Versus 2010

        Flight Equipment.    During the year ended December 31, 2011, we had the following activity related to Flight equipment under operating leases:

Number of Aircraft
Flight equipment under operating leases at December 31, 2010	933
Aircraft reclassified to Net investment in finance and sales-type leases	(2)
Aircraft purchases	8
Aircraft sold from Flight equipment under operating leases	(7)
Aircraft designated for part-out	(3)
Aircraft designated for part-out and subsequently transferred to Investment in finance leases	(1)
Aircraft transferred from Flight equipment held for use to Flight equipment held for sale	(1)
Aircraft transferred from Flight equipment held for sale to Flight equipment held for use	3

Flight equipment under operating leases at December 31, 2011(a)	930

(a)
Excludes nine aircraft owned and leased by AeroTurbine.

        Income before Income Taxes:    Our loss before income taxes increased by approximately $269.3 million for the year ended December 31, 2011, as compared to the same period in 2010, primarily due to an approximate 5.8% decrease in rental revenue because of lower lease rates on aircraft in our fleet that were re-leased, an increase in aircraft impairment charges, reduced net overhaul revenue recognized and a decrease in the number of aircraft in our fleet. Further, we recognized a $61.1 million loss on extinguishment of debt in 2011 as a result of the tender offers we completed in June 2011. The increase in loss before income taxes was partially offset by a $98.4 million decrease in depreciation expense and a $1.8 million increase in net revenue from the results of AeroTurbine. See below for a more detailed discussion of the effects of each item affecting income for the year ended December 31, 2011, as compared to the same period in 2010.

        Rental of Flight Equipment:    Revenues from rentals of flight equipment decreased 5.8% to $4,454.4 million for the year ended December 31, 2011, from $4,726.5 million for the same period in 2010. The average number of aircraft we owned during the period ended December 31, 2011, decreased to 932 compared to 963 for the year ended December 31, 2010, primarily due to aircraft sales. Revenues from rentals of flight equipment recognized for the year ended December 31, 2011, decreased as compared to the same period in 2010 due to (i) a $107.8 million decrease related to aircraft in service during the year ended December 31, 2010, and sold prior to December 31, 2011; (ii) a $103.1 million decrease due to lower lease rates on aircraft in our fleet during both periods, that were re-leased or had lease rates change between the two periods; (iii) a $71.5 million decrease in net overhaul rentals recognized as a result of an increase in expected overhaul related reimbursements; and (iv) a $15.7 million decrease related to more aircraft in transition between lessees primarily resulting from repossessions of aircraft. These decreases in revenue were partly offset by increases aggregating $26.0 million related to lease activity from AeroTurbine and the addition of eight new aircraft to our fleet after December 31, 2010, and aircraft in our fleet as of December 31, 2010 that earned revenue for a greater number of days during the year ended December 31, 2011, than during the same period in 2010.

        At December 31, 2011, 22 customers operating 76 aircraft were past due on two or more lease payments aggregating $44.6 million relating to some of those aircraft. Of this amount, we recognized $39.0 million in rental income through December 31, 2011. In comparison, at December 31, 2010, eight customers operating 22 aircraft were past due on two or more lease payments aggregating $11.1 million of lease payments relating to some of those aircraft, $10.1 million of which we recognized in rental income through December 31, 2010. We generally recognize rental revenue only to the extent we have received payment or hold security deposits.

        In addition, six of our customers ceased operations during 2011: (i) P.T. Mandala Airlines, which operated two of our owned aircraft, ceased operations on January 13, 2011; (ii) Kuwait National Airways (K.S.C.), trading as Wataniya Airways, which operated one of our owned aircraft, ceased operations on March 16, 2011; (iii) LLC "Avianova," which operated two of our owned aircraft, ceased operations on October 10, 2011, and our leases with Avianova were terminated in September in anticipation of such; (iv) Amsterdam Airlines B.V., which operated one of our owned aircraft, ceased operations on October 31, 2011; (v) Astraeus Limited, which operated two of our owned aircraft, ceased operations on November 22, 2011; and (vi) Tor Air, which operated one of our owned aircraft, ceased operations on December 20, 2011.

        At December 31, 2011, three aircraft in our fleet were not subject to a signed lease agreement or a signed letter of intent, including two aircraft previously operated by the aforementioned customers who had ceased operations or filed for bankruptcy. We intend to part-out two of these three aircraft and the remaining aircraft has been leased to another customer. As of March 5, 2012, we had leased the remaining seven aircraft operated by our customers who ceased operations during 2011.

        American Airlines filed for protection under Chapter 11 of the United States Bankruptcy law on November 29, 2011. American Airlines currently operates four of our owned aircraft and we have entered into sale-leaseback transactions with American relating to 11 additional aircraft. As of March 5, 2012,

American Airlines continued to operate four of our owned aircraft and we anticipate the remaining 11 sale-leaseback transactions to consummate during the remainder of 2012.

        Subsequent to December 31, 2011, four of our customers, including one with two separate operating certificates, declared bankruptcy or ceased operations or its equivalent. These four customers returned 42 of our aircraft, of which 11 are still being remarketed for lease as of March 5, 2012.

        Flight Equipment Marketing and Gain on Aircraft Sales:    Flight equipment marketing and gain on aircraft sales increased by $3.7 million for the period ended December 31, 2011, as compared to the same period in 2010, primarily due to an increase in sales of aircraft parts.

        Interest and Other Income:    Interest and other income decreased to $57.9 million for the year ended December 31, 2011, compared to $61.7 million for 2010 due to (i) a decrease in interest and dividend income of $10.5 million mainly attributable to repayment of our notes receivable; (ii) a $10.4 million decrease in other income recorded due to proceeds related to the loss of two aircraft during the year ended December 31, 2010, with no such proceeds received in the year ended December 31, 2011; and (iii) other minor changes aggregating a decrease of $2.6 million. These decreases were partially offset by (i) $10.0 million of other income related to the cancellation of aircraft under order (see Note H of Notes to Consolidated Financial Statements) and (ii) a $9.7 million increase due to AeroTurbine revenue, net of cost of sales, from the sale of engines, aircraft and aircraft parts since the acquisition of AeroTurbine on October 7, 2011 (see Note H of Notes to Consolidated Financial Statements).

        Interest Expense:    Interest expense remained relatively constant at $1,569.5 million for the year ended December 31, 2011, compared to $1,567.4 million for 2010. Our average effective cost of borrowing increased 0.87%, which was partially offset by a decrease in average debt outstanding (excluding the effect of debt discount and foreign exchange adjustments) to $26.0 billion during the year ended December 31, 2011, compared to $28.7 billion during the same period in 2010.

        Effect from Derivatives, Net of Change in Hedged Items Due to Changes in Foreign Exchange Rates:    We recorded derivative-related charges aggregating $9.8 million for the year ended December 31, 2011, compared to $47.8 million for 2010. The decrease is primarily due to: (i) a $27.9 million decrease in losses recorded for ineffectiveness of derivatives designated as cash flow hedges as a result of three foreign currency hedges that matured in 2010 and 2011 and (ii) an $8.9 million decrease in losses relating to matured swaps recorded during the year ended December 31, 2011, as compared to the same period in 2010. See Note U of Notes to Consolidated Financial Statements.

        Depreciation:    Depreciation of flight equipment decreased 5.0% to $1,864.7 million for the year ended December 31, 2011, compared to $1,963.2 million for the same period in 2010, due to a combination of sales of aircraft and a reduction in the aggregate net book value of our fleet resulting from impairment charges and fair value adjustments.

        Aircraft Impairment Charges on Flight Equipment Held for Use:    During the years ended December 31, 2011 and 2010, respectively, we recorded the following aircraft impairment charges and fair value adjustments on flight equipment held for use:

	Year Ended
	December 31, 2011			December 31, 2010
	Aircraft Impaired or Adjusted		Impairment Charges and Fair Value Adjustments	Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments
	(Dollars in millions)
Impairment charges due to Airbus' announcement of its neo aircraft	—		$—	61	$602.3
Impairment charges on aircraft due to recurring assessments	97	(a)	1,523.3	21	508.1
Impairment charges on aircraft under lease with customers that ceased operations	3	(b)	43.9	0	—

Total Impairment charges on flight equipment held for use	100		$1,567.2	82	$1,110.4

(a)
Includes impairments on one aircraft owned by our AeroTurbine subsidiary.

(b)
Number of aircraft does not include two aircraft upon which impairment charges had been recorded earlier in 2011.

        Aircraft impairment charges on flight equipment held for use increased to $1,567.2 million for the year ended December 31, 2011, as compared to $1,110.4 million recorded for 2010, primarily due to changes in the holding period and residual values of certain out-of-production aircraft, or aircraft impacted by new technology developments, resulting from our analysis of current macro-economic factors and our acquisition of AeroTurbine when performing our 2011 annual recoverability assessment. See "Critical Accounting Policies and Estimates—Flight Equipment."

        Subsequent to December 31, 2011, four of our customers, including one with two separate operating certificates, declared bankruptcy or ceased operations or its equivalent. As a result, we performed a revised analysis of the recoverability of all aircraft that were under lease with these customers, and determined that the book value of three additional aircraft was not fully recoverable. We recorded impairment charges of $43.9 million to record these three aircraft at their fair market value. See Note W—Subsequent Events. Additionally, we recorded impairment charges of $7.9 million related to recurring recoverability assessments during the year.

        Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to Be Disposed:    During the years ended December 31, 2011 and 2010, respectively, we recorded the following aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed:

	Year Ended
	December 31, 2011		December 31, 2010
	Aircraft Impaired Or Adjusted	Impairment Charges and Fair Value Adjustments	Aircraft Impaired Or Adjusted	Impairment Charges and Fair Value Adjustments
	(Dollars in millions)
Loss/(Gain)
Impairment charges and fair value adjustments on aircraft likely to be sold or sold	17	$163.1	15	$155.1
Fair value adjustments on held for sale aircraft sold or transferred from held for sale back to flight equipment under operating leases(a)	10	(3.7)	60	372.1
Impairment charges on aircraft designated for part-out	3	10.9	2	25.6

Total Impairment charges and fair value adjustments on flight equipment sold or to be disposed	30	$170.3	77	$552.8

(a)
Included in these amounts are net positive fair value adjustments related to aircraft previously held for sale, but which no longer met such criteria and were subsequently reclassified to Flight equipment under operating leases. Also included in these amounts are net positive fair value adjustments related to sales price adjustments for aircraft that were previously held for sale and sold during periods presented.

        Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed decreased to $170.3 million for the year ended December 31, 2011, compared to $552.8 million for 2010. The decrease was primarily due to fewer aircraft sold or identified as likely to be sold at December 31, 2011, as compared to the same period in 2010. During the year ended December 31, 2011, we recorded impairment charges and fair value adjustments on 30 aircraft, compared to 77 aircraft during the year ended December 31, 2010. See Note G of Notes to Consolidated Financial Statements.

        Loss on Extinguishment of Debt:    During the year ended December 31, 2011, we issued unsecured senior notes and used a portion of the proceeds from these notes in cash tender offers to repurchase existing outstanding notes, incurring a loss of $61.1 million from the early extinguishment of debt. See Note K of Notes to Consolidated Financial Statements.

        Selling, General and Administrative Expenses:    Selling, general and administrative expenses increased to $238.1 million for the year ended December 31, 2011, compared to $212.8 million for 2010 due to (i) a $23.7 million increase in professional costs relating primarily to the acquisition of AeroTurbine on October 7, 2011 (See Note C of Notes to Consolidated Financial Statements) and cost incurred by us in preparation for a potential future partial or complete divestiture by AIG; (ii) a $16.3 million increase in aircraft related costs to support the aging aircraft in our fleet; and (iii) a $4.4 million increase due to charges relating to asset value guarantee reserves. These increases were partially offset by (i) a $17.7 million decrease in salaries and employee related expenses due to an out-of-period charge recognized during 2010 related to pension expenses covering employee services from 1996 to 2010 and (ii) other minor fluctuations aggregating a decrease of $1.4 million.

        Other Expenses:    Other expenses for the year ended December 31, 2011, consisted of:

  •
  $20.0 million of contract cancellation costs. We eliminated the economic effect of the $20 million expense by negotiating with our manufacturer vendors to recover these costs. The recovery was in two payments. One of these payments is related to a 2007 agreement with one manufacturer for us to extend our evaluation period of aircraft under order. This payment was contingent upon our cancelling of the aircraft order and was not contingent on placing any new order with the manufacturer. As a result of the cancellation of that aircraft order in March 2011, we recorded the related payment receivable of $10.0 million in Interest and other income in the Consolidated Statements of Operations for the period ended December 31, 2011. The second payment of $10.0 million is related to an agreement with another manufacturer, which among other contractual items includes a provision to reimburse us for the remaining costs associated with the March 2011 order cancellation. The reimbursement payment will be recognized as a reduction of the cost basis of future aircraft deliveries, as we determined the payment is connected with the purchase of such aircraft.

  •
  $21.9 million of aggregate reserves recorded on three notes receivable.

  •
  $23.0 million of aggregate reserves recorded on two finance and sales-type leases.

        The charges were partially offset by $3.0 million of lease related income, net of lease charges.

        Other expenses for the year ended December 31, 2010, consisted of $91.2 million of aggregated lease related costs we expensed as a result of agreements to sell leased aircraft to third parties.

        Provision for Income Taxes:    Our effective tax rate for the year ended December 31, 2011, is a tax benefit of 30.0% as compared to a tax benefit of 35.2% for 2010. The decrease in tax benefit is primarily due to an increase in state taxes, an out-of-period adjustment related to the forfeiture of share-based deferred compensation awards, various other permanent items, and interest accrued on uncertain tax positions and Internal Revenue Service ("IRS") audit adjustments. Our reserve for uncertain tax positions increased by $31.2 million for the year ended December 31, 2011, the benefits of which, if realized, would have a significant impact on our effective tax rate.

        Other Comprehensive Income:    Other comprehensive income decreased to $39.3 million for the year ended December 31, 2011, compared to $79.3 million for the same period in 2010. This decrease was primarily due to maturities of swaps and changes in the market values on derivatives qualifying for and designated as cash flow hedges.

Year Ended December 31, 2010 Versus 2009

        Flight Equipment.    During the year ended December 31, 2010, we had the following activity related to Flight equipment under operating leases:

Number of Aircraft
Flight equipment under operating leases at December 31, 2009	993
Aircraft reclassified to Net investment in finance and sales-type leases	(2)
Aircraft purchases	5
Aircraft sold from Flight equipment under operating leases	(6)
Aircraft designated for part-out	(2)
Aircraft transferred from Flight equipment held for use to Flight equipment held for sale(a)	(60)
Aircraft reclassified from Net investment in finance and sales-type leases	7
Total loss	(2)

Flight equipment under operating leases at December 31, 2010	933

(a)
As of December 31, 2010, 51 of these aircraft were sold to third parties.

        Income before Income Taxes.    Our income before income taxes decreased approximately $2.1 billion for the year ended December 31, 2010 as compared to the same period in 2009, primarily due to the following: (i) impairment charges and fair value adjustments and other lease related charges on aircraft we sold or agreed to sell during 2010 to generate liquidity to repay maturing debt obligations or as part of our ongoing fleet strategy; (ii) impairment charges related to our fleet held for use; and (iii) an increase in our cost of borrowing.

        Rental of Flight Equipment.    Revenues from net rentals of flight equipment decreased 4.1% to $4,726.5 million for the year ended December 31, 2010, from $4,928.3 million for the year ended December 31, 2009. The average number of aircraft in our fleet decreased to 963 for the year ended December 31, 2010, compared to 974 for the year ended December 31, 2009. Revenues from net rentals of flight equipment decreased (i) $206.8 million due to a decrease related to aircraft in service during the year ended December 31, 2009, and either transferred to Flight equipment held for sale or sold prior to December 31, 2010; (ii) $25.6 million due to a decrease in overhaul rentals recognized as a result of an increase in actual and expected overhaul related expenses partly offset by an increase in the number of leases with overhaul provisions; (iii) $63.9 million due to a decrease in lease rates on aircraft in our fleet during both periods, that were re-leased or had lease rate changes between the two periods; and (iv) $13.1 million due to lost revenue relating to aircraft in transition between lessees, primarily resulting from repossessions of aircraft from airlines. These revenue decreases were partially offset by a $107.6 million increase due to the addition of new aircraft to our fleet after December 31, 2009, and aircraft in our fleet as of December 31, 2009 that earned revenue for a greater number of days during the year ended December 31, 2010 than during the year ended December 31, 2009.

        At December 31, 2010, eight customers operating 22 aircraft were two or more months past due on $11.1 million of lease payments related to some of those aircraft. Of this amount, we recognized $10.1 million in rental income through December 31, 2010. In comparison, at December 31, 2009, 12 customers operating 25 aircraft were two or more months past due on $31.9 million of lease payments relating to some of those aircraft.

        In addition, four of our customers filed for bankruptcy protection or ceased operations during 2010: (i) Skyservice Airlines Inc., operating one of our owned aircraft, ceased operations on March 31, 2010; (ii) Mexicana de Aviación, operating 12 of our owned aircraft, of which eight were leased from us and four were subleased from another one of our customers, filed for bankruptcy protection on August 2, 2010; (iii) Viking Airlines AB, operating one of our owned aircraft, ceased operations on October 15, 2010; and (iv) Eurocypria Airlines Limited, operating five of our owned aircraft, ceased operations on November 4, 2010. All aircraft in our fleet were subject to signed lease agreements or signed letters of intent at December 31, 2010.

        Flight Equipment Marketing and Gain on Aircraft Sales.    As part of our fleet strategy and to raise liquidity in 2010, we sold or agreed to sell 77 aircraft during the year ended December 31, 2010, two of which were accounted for as sales-type leases. For these aircraft, we recorded any impairments or adjustments to fair value in Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed. See below for variance analysis of impairment charges and fair value adjustments on flight equipment sold or to be disposed. In comparison, we sold nine aircraft during the same period in 2009, three of which were accounted for as a sales-type lease. Three of these nine transactions resulted in gains and are recorded in Flight equipment marketing and gain on aircraft sales. The impairment charges and fair value adjustments recorded on the remaining six aircraft are recorded in Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed.

        Interest and Other Income.    Interest and other income increased to $61.7 million for the year ended December 31, 2010, compared to $56.0 million for the year ended December 31, 2009, due to (i) a $7.6 million increase in interest income related to our Notes receivable and Net investment in finance and sales-type leases; (ii) a $7.2 million increase in proceeds received related to total loss of aircraft; (iii) a $1.9 million increase in security deposits forfeitures related to nonperformance by customers; and (iv) other minor increases aggregating $4.1 million. The increases were partially offset by (i) a $7.8 million decrease in foreign exchange gains and (ii) a $7.3 million decrease in revenues from variable interest entities, or VIEs, which we consolidated into our 2009 statement of operations and deconsolidated on January 1, 2010. See "—Variable Interest Entities" below for further discussion.

        Interest Expense.    Interest expense increased to $1,567.4 million for the year ended December 31, 2010, compared to $1,365.5 million for the year ended December 31, 2009, as a result of a 0.58% increase in our average effective cost of borrowing, partially offset by a decrease in average outstanding debt (excluding the effect of debt discount and foreign exchange adjustments) to $28.7 billion for the year ended December 31, 2010, compared to $31.1 billion for the year ended December 31, 2009.

        Effect from Derivatives, Net of Change in Hedged Items Due to Changes in Foreign Exchange Rates.    The effect from derivatives, net of change in hedged items due to changes in foreign exchange rates was a loss of $47.8 million and income of $21.5 million for the years ended December 31, 2010 and 2009, primarily due to ineffectiveness recorded on our derivative instruments designated as cash flow hedges. The income effect for the year ended December 31, 2010, also includes $15.4 million of losses on matured derivative contracts compared to gains on matured swaps of $9.7 million for the year ended December 31, 2009. If hedge accounting treatment is not applied during the entire life of the derivative, or the hedge is not perfectly effective for some part of its life, a gain or loss will be realized at the maturity of the swap. See Note U of Notes to Consolidated Financial Statements.

        Depreciation.    Depreciation of flight equipment decreased to $1,963.2 million for the year ended December 31, 2010 compared to $1,969.0 million for the year ended December 31, 2009 due to a decrease in the cost of our fleet to $51.4 billion at December 31, 2010 from $58.0 billion at December 31, 2009. The cost of our fleet held for use was reduced by impairment charges recorded during the year and by aircraft being transferred from Flight equipment under operating leases to Flight equipment held for sale, and impairment charges resulting from our recurring recoverability analyses. See below for the variance analysis of impairment charges taken.

        Aircraft Impairment Charges on Flight Equipment Held For Use.    Aircraft impairment charges on flight equipment held for use increased to $1,110.4 million for the year ended December 31, 2010, from $50.9 million for the year ended December 31, 2009. On December 1, 2010, Airbus announced new fuel-efficient engine options for its narrowbody neo aircraft with expected deliveries starting in 2016. At December 31, 2010, we had identified 78 narrowbody aircraft in our fleet that may be negatively impacted by the introduction of the Airbus A320neo family aircraft, including Boeing 737-300/400/500/600, Airbus A320-200 aircraft with first generation engines and the Airbus A321-100. As part of our ongoing fleet assessment, we performed a recoverability analysis on those aircraft, using revised cash flow assumptions. Based on this recoverability analysis, 61 of these 78 aircraft were deemed impaired and we recorded impairment charges of approximately $602.3 million for the three months ended December 31, 2010.

        In addition to these charges, we recorded an additional $508.1 million impairment charges on 21 aircraft in our fleet as a result of our recurring recoverability analyses performed during the year. As of December 31, 2010, we had 13 passenger configured 747-400s and 11 A321-100s in our fleet. Management's estimate of the future lease rates for these aircraft types declined significantly in the third quarter of 2010. The decline in expected lease rates for the 747-400s was due to a number of unfavorable trends, including lower overall demand, as airlines replace their 747-400s with more efficient newer generation widebody aircraft. As a result, the current global supply of 747-400 aircraft that are for sale, or idle, has increased. It is expected that these unfavorable trends will persist. The decline in A321-100 lease rates is primarily due to continued and accelerated decrease in demand for this aircraft type, which is attributable to its age and limited mission application. As a result of the decline in expected future lease rates, seven 747-400s, five A321-100s, and nine other aircraft in our fleet held for use were deemed impaired when we performed our recoverability assessments of the entire fleet we held for use during 2010. As a result, we recorded impairment charges aggregating $508.1 million to write these aircraft down to their respective fair values. The estimated undiscounted cash flows on the remaining six 747-400's and six A321-100's supported the current carrying value of these aircraft. During the year ended December 31, 2009, we recorded impairment charges aggregating $50.9 million relating to three aircraft in our fleet held for use. See Note F of Notes to Consolidated Financial Statements.

        Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to Be Disposed.    During the years ended December 31, 2010 and 2009, respectively, we recorded the following aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed:

	Year Ended
	December 31, 2010		December 31, 2009
	Aircraft Impaired Or Adjusted	Impairment Charges and Fair Value Adjustments	Aircraft Impaired	Impairment Charges and Fair Value Adjustments
	(Dollars in millions)
Loss/(Gain)
Impairment charges and fair value adjustments on aircraft likely to be sold or sold	15	$155.1	5	$24.9
Fair value adjustments on held for sale aircraft sold or transferred from held for sale back to flight equipment under operating leases	60	372.1	2	10.5
Impairment charges on aircraft designated for part-out	2	25.6	—	—

Total Impairment charges and fair value adjustments on flight equipment on flight equipment sold or to be disposed	77	$552.8	7	$35.4

        We recorded impairment charges and fair value adjustments on flight equipment sold or to be disposed in the amount of $552.8 million for the year ended December 31, 2010, compared to charges of $35.4 million for the year ended December 31, 2009. During the year ended December 31, 2010, we recorded impairment charges and fair value adjustments aggregating $397.7 million related to aircraft that were either transferred to Flight equipment held for sale or designated for part-out. In addition, we recorded $155.1 million in impairment charges and fair value adjustments relating to aircraft that were deemed likely to be sold or sold. The charges for the year ended December 31, 2009, related to impairment charges and fair value adjustments on seven aircraft.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased to $212.8 million for the year ended December 31, 2010, compared to $196.7 million for the year ended December 31, 2009, due to (i) $20.7 million higher pension expenses including out of period adjustments aggregating $20.2 million related to pension expenses covering employee services from 1996 to 2010 and not previously recorded; (ii) a $19.5 million increase in write-offs of notes receivable; and (iii) a $3.5 million increase in impairment charges related to spare parts inventory. These increases were partially offset by (i) a $14.5 million decrease in expenses from VIEs, which we consolidated into our 2009 statement of operations and deconsolidated January 1, 2010 as a result of our adoption of new guidance; (ii) a $10.6 million decrease in aircraft operating expenses stemming from a reduction in expenses realized related to repossessions of aircraft; and (iii) other minor changes aggregating a decrease of $2.5 million.

        Other Expenses.    Other expenses for the year ended December 31, 2010 of $91.2 million stem from lease related costs that were expensed as a result of agreements to sell aircraft to third parties that are currently under lease. There were no such comparable expenses for the year ended December 31, 2009.

        Provision for Income Taxes.    Our effective tax rate for the year ended December 31, 2010, is a tax benefit of 35.2%, as compared with a tax expense of 35.8% for the year ended December 31, 2009. Our effective tax rate continues to be impacted by minor permanent items and interest accrued on uncertain tax positions and IRS audit adjustments. Our reserve for uncertain tax positions increased by $59.5 million, the benefits of which, if realized, would have a significant impact on our effective tax rate.

        Other Comprehensive Income.    Accumulated other comprehensive loss was $58.9 million and $138.2 million at December 31, 2010 and 2009, respectively. Fluctuations in Accumulated other comprehensive income are primarily due to changes in market values of cash flow hedges. See Note U of Notes to the Consolidated Financial Statements.

Liquidity

        We generally fund our operations, including aircraft purchases, through available cash balances, internally generated funds, including aircraft sales, and debt financings. We borrow funds to purchase new and used aircraft, make progress payments during aircraft construction and pay off maturing debt obligations. These funds are borrowed both on a secured and unsecured basis from various sources. Our liquidity management strategy is to align our future debt maturities more closely with future operating cash flows. Consistent with this strategy, we used approximately $1.75 billion of the approximately $2.2 billion net proceeds generated from our issuance on May 24, 2011, of $2.25 billion of unsecured notes with maturity dates in 2016 and 2019 to purchase existing notes maturing in 2012 and 2013 with an aggregate principal amount of approximately $1.67 billion through tender offers we completed on June 17, 2011. As a result of these liquidity initiatives, we have extended our debt maturities from a weighted average of 4.3 years as of December 31, 2008 to a weighted average of 6.4 years as of December 31, 2011.

        During the year ended December 31, 2011, we also (i) issued $650 million of unsecured notes due 2022; (ii) entered into a three-year $2.0 billion unsecured revolving credit facility; (iii) through a non-restricted subsidiary, entered into a secured term loan agreement for approximately $1.3 billion, which was subsequently increased to approximately $1.5 billion of lender commitments; and (iv) refinanced AeroTurbine's credit facility into a new $335 million secured revolving credit facility. The proceeds from the secured term loan were made available to the subsidiary borrower as we transferred aircraft into certain non-restricted subsidiaries. The obligations of the subsidiary borrower under the secured term loan agreement are guaranteed on an unsecured basis by ILFC and on a secured basis by the subsidiaries holding the aircraft, as described in greater detail under "—Debt Financings—Secured Bank Debt—2011 Secured Term Loan." At March 5, 2012, we had not drawn on our unsecured revolving credit facility and funds under the secured term loan had been fully advanced. On February 23, 2012, through a non-restricted subsidiary, we entered into a new senior secured term loan for $900 million and we prepaid the remaining amount of $456.9 million outstanding under our secured credit facility dated October 13, 2006 and terminated that facility. See "—Debt Financings—Other Secured Financing Arrangements—2012 Term Loan."

        Our cash flows from operations decreased in 2011 to approximately $2.6 billion as compared to $3.3 billion in 2010. The decrease in 2011 was primarily due to a $213 million decrease in collected lease revenues as a result of a smaller leased fleet and lower lease rates on aircraft in our fleet that were re-leased and a $253 million increase in interest paid during the year as a result of our recent refinancing of debt. During the year ended December 31, 2011, we repaid approximately $5.1 billion of maturing debt, received net principal payments under our derivative contracts of $270 million, and repaid an additional $1.2 billion under our credit facility dated as of October 13, 2006. At December 31, 2011, we had approximately $2.0 billion in cash and cash equivalents available for use in our operations and approximately $415 million of cash restricted from use in our operations.

        In the near term, challenges in the global economy, including the European sovereign debt crisis, political uncertainty in the Middle East, and sustained higher fuel prices have negatively impacted many airlines' profitability, cash flows and liquidity, and increased the probability that some airlines, including ones that are our customers, will cease operations or file for bankruptcy. During the year ended December 31, 2011, seven of our lessees ceased operations or filed for bankruptcy, or its equivalent, and returned nine of our aircraft. Since December 31, 2011, four additional customers, including one with two separate operating certificates, have ceased operations or filed for bankruptcy, or its equivalent, and returned 42 of our aircraft. Of these aircraft, 11 are still being remarketed for lease as of March 5, 2012. Future events, including a prolonged recession, ongoing uncertainty regarding the European sovereign debt crisis, political unrest, continued weak consumer demand, high fuel prices, or restricted availability of credit to the aviation industry could lead to the weakening or cessation of operations of additional airlines, which in turn would adversely affect our earnings and cash flows.

        We are restricted from incurring debt pursuant to the Master Transaction Agreement between AIG and the Department of the Treasury, among others. Any new debt issuances by us are subject to the consent of the Department of the Treasury if, after giving effect to the incurrence of the debt and use of proceeds therefrom, we and our subsidiaries increase our net indebtedness by more than $1.0 billion compared to the same date in the previous year. We cannot predict whether the Department of the Treasury will consent to us incurring debt in excess of this amount.

        Our bank credit facilities and indentures also limit our ability to incur secured indebtedness. The most restrictive covenant in our bank credit facilities permits us and our subsidiaries to incur secured indebtedness totaling up to 30% of our consolidated net tangible assets, as defined in the credit agreement, minus $2.0 billion, which limit currently totals approximately $10.0 billion. This limitation is subject to certain exceptions, including the ability to incur secured indebtedness to finance the purchase of aircraft. As of March 5, 2012, we were able to incur an additional $2.5 billion of secured indebtedness under this covenant. Our debt indentures also restrict us and our subsidiaries from incurring secured indebtedness in excess of up to 12.5% of our consolidated net tangible assets, as defined in the indentures. However, we may obtain secured financing without regard to the 12.5% consolidated net tangible asset limit under our indentures by doing so through subsidiaries that qualify as non-restricted under such indentures.

        In addition to addressing our liquidity needs through debt financings, we may also pursue potential aircraft sales or, for some of our older aircraft that are out of production, part-outs. During the year ended December 31, 2011, we sold 14 aircraft and one engine for approximately $296 million in gross proceeds in connection with our ongoing fleet management strategy. In evaluating potential sales or part-outs of aircraft, we balance the need for funds with the long-term value of holding aircraft and our long-term prospects. Furthermore, we would need approval from the Department of the Treasury if we or any of our subsidiaries entered into sales transactions with aggregate consideration exceeding $2.5 billion during any twelve month period. We cannot predict whether the Department of the Treasury would consent to any future aircraft sales if their consent were required.

        We believe the sources of liquidity mentioned above, together with our cash generated from operations, will be sufficient to operate our business and repay our debt maturities for at least the next twelve months.

Debt Financings

        We have borrowed funds on both a secured and unsecured basis from various sources. During the year ended December 31, 2011, we (i) issued $2.9 billion of unsecured notes under our shelf registration statement; (ii) entered into a three-year $2.0 billion unsecured revolving credit facility; (iii) entered into a secured term loan agreement with commitments of approximately $1.3 billion, which commitments were subsequently increased to approximately $1.5 billion, and (iv) refinanced AeroTurbine's credit facility into a new $335 million secured revolving credit facility as further discussed below under "Secured Bank Debt—2011 Secured Term Loan," "Secured Bank Debt—AeroTurbine Revolving Credit Agreement," and "—Unsecured Bank Debt." At March 5, 2012, ILFC had not drawn on the revolving credit facility and the funds under the secured term loan agreement had been fully advanced. On February 23, 2012, we increased the aggregate amount available under AeroTurbine's facility by $95 million for a maximum aggregate available amount of $430 million. On February 23, 2012, we entered into a new secured term loan agreement in the amount of $900 million, as further discussed below under "—Other Secured Financing Arrangements—2012 Term Loan."

        Our debt financing was comprised of the following at December 31, 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010
	(Dollars in thousands)
Secured
Senior secured bonds	$3,900,000	$3,900,000
ECA financings	2,335,147	2,777,285
Bank debt(a)	2,246,936	1,601,658
Other secured financings	1,300,000	1,300,000
Less: Deferred debt discount	(17,452)	(22,309)

	9,764,631	9,556,634
Unsecured
Bonds and Medium-Term Notes	13,658,769	16,810,843
Bank debt	—	234,600
Less: Deferred debt discount	(39,128)	(47,977)

	13,619,641	16,997,466

Total Senior Debt Financings	23,384,272	26,554,100
Subordinated debt	1,000,000	1,000,000

	$24,384,272	$27,554,100

Selected interest rates and ratios which include the economic effect of derivative instruments:
Effective cost of borrowing	6.11%	5.69%
Percentage of total debt at fixed rates	76.08%	77.13%
Effective cost of borrowing on fixed rate debt	6.49%	6.39%
Bank prime rate	3.25%	3.25%

(a)
Of this amount, $97.0 million (2011) and $113.7 million (2010) is non-recourse to ILFC. These secured financings were incurred by VIEs, and consolidated into our consolidated financial statements.

        The above amounts represent the anticipated settlement of our outstanding debt obligations as of December 31, 2011 and 2010 and do not reflect the new $900 million secured term loan we entered into on February 23, 2012, or the repayment and termination on the same date of our secured revolving credit facility that was scheduled to mature in October 2012. Certain adjustments required to present currently outstanding hedged debt obligations have been recorded and presented separately on our Consolidated Balance Sheets, including adjustments related to foreign currency hedging and interest rate hedging activities.

        For some of our secured debt financings, we created direct and indirect wholly owned subsidiaries for the purpose of purchasing and holding title to aircraft, and we pledged the equity of those subsidiaries as collateral. These subsidiaries have been designated as non-restricted subsidiaries under our indentures and meet the definition of a VIE. We have determined that we are the primary beneficiary of such VIEs and, accordingly, we consolidate such entities into our consolidated financial statements. See Note S of Notes to Consolidated Financial Statements for more information on VIEs.

        The following table presents information regarding the collateral provided for our secured debt as of December 31, 2011.

	As of December 31, 2011
	Debt Outstanding	Net Book Value		Number of Aircraft
	(Dollars in thousands)
Senior Secured Notes	$3,900,000	$6,804,212		174
ECA Financings	2,335,147	5,582,665		119
Bank Debt	2,246,936	5,201,225	(a)	151	(a)
Other Secured Financings	1,300,000	2,448,896		80

Total	$9,782,083	$20,036,998		524

(a)
Amounts represent net book value and number of aircraft securing ILFC secured bank term debt and does not include the book value or number of AeroTurbine other assets securing the AeroTurbine revolving credit agreement, under which $268.6 million is included in the total Debt outstanding. ILFC guarantees the AeroTurbine revolving credit agreement on an unsecured basis.

        Our debt agreements contain various affirmative and restrictive covenants, as described in greater detail below. As of December 31, 2011, we were in compliance with the covenants in our debt agreements.

Senior Secured Bonds

        On August 20, 2010, we issued $3.9 billion of senior secured notes, with $1.35 billion maturing in September 2014 and bearing interest of 6.5%, $1.275 billion maturing in September 2016 and bearing interest of 6.75%, and $1.275 billion maturing in September 2018 and bearing interest of 7.125%. The notes are secured by a designated pool of aircraft, initially consisting of 174 aircraft and their equipment and related leases, and cash collateral when required. In addition, two of ILFC's subsidiaries, which either own or hold leases of aircraft included in the pool securing the notes, have guaranteed the notes. We can redeem the notes at any time prior to their maturity, provided we give notification between 30 to 60 days prior to the intended redemption date and subject to a penalty of the greater of 1% of the outstanding principal amount and a "make-whole" premium. There is no sinking fund for the notes.

        The indenture and the aircraft mortgage and security agreement governing the senior secured notes contain customary covenants that, among other things, restrict our and our restricted subsidiaries' ability to: (i) create liens; (ii) sell, transfer or otherwise dispose of the assets serving as collateral for the senior secured notes; (iii) declare or pay dividends or acquire or retire shares of our capital stock; (iv) designate restricted subsidiaries as non-restricted subsidiaries or designate non-restricted subsidiaries; and (v) make investments in or transfer assets to non-restricted subsidiaries. The indenture also restricts ILFC's and the subsidiary guarantors' ability to consolidate, merge, sell or otherwise dispose of all, or substantially all, of their assets.

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

        As of December 31, 2011, approximately $2.3 billion was outstanding under the 2004 ECA facility and no loans were outstanding under the 1999 ECA facility. The interest rates on the loans outstanding under the 2004 ECA facility are either fixed or based on LIBOR and ranged from 0.44% to 4.71% at December 31, 2011. The net book value of the aircraft purchased under the 2004 ECA facility was $4.2 billion at December 31, 2011. The loans are guaranteed by various European ECAs. We collateralized the debt with pledges of the shares of wholly owned subsidiaries that hold title to the aircraft financed under the facilities. The 2004 ECA facility contains customary events of default and restrictive covenants, including a covenant to maintain a minimum consolidated tangible net worth.

        Because of our current long-term debt ratings, the 2004 ECA facility requires us to segregate security deposits, overhaul rentals and rental payments received for aircraft with loan balances outstanding under the 2004 ECA facility. The segregated rental payments are used to make scheduled principal and interest payments on the outstanding debt under the 2004 ECA facility. The segregated funds are deposited into separate accounts pledged to and controlled by the security trustee of the facility. In addition, we must register the existing individual mortgages on certain aircraft funded under both the 1999 and 2004 ECA facilities in the local jurisdictions in which the respective aircraft are registered. The mortgages are only required to be filed with respect to aircraft that have outstanding loan balances or otherwise as agreed in connection with the cross-collateralization agreement described below. At December 31, 2011, we had segregated security deposits, overhaul rentals and rental payments aggregating approximately $415 million related to aircraft funded under the 2004 ECA facility. The segregated amounts will fluctuate with changes in security deposits, overhaul rentals, rental payments and debt maturities related to the aircraft funded under the 2004 ECA facility.

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

        We also agreed to additional restrictive covenants relating to the 2004 ECA facility, restricting us from (i) paying dividends on our capital stock with the proceeds of asset sales and (ii) selling or transferring aircraft with an aggregate net book value exceeding a certain disposition amount, which is currently approximately $10.1 billion. The disposition amount will be reduced by approximately $91.4 million at the end of each calendar quarter during the remainder of the effective period. The covenants are in effect from the date of the agreement until December 31, 2012. A breach of these restrictive covenants would result in a termination event for the ten loans funded subsequent to the date of the agreement and would make those loans, which aggregated $268.8 million at December 31, 2011, due in full at the time of such a termination event.

        In addition, if a termination event resulting in an acceleration of the obligations under the 2004 ECA facility were to occur, pursuant to the cross-collateralization agreement, we would have to segregate lease payments, overhaul rentals and security deposits received after such acceleration event occurred relating to all the aircraft funded under the 1999 ECA facility, even though those aircraft are no longer subject to a loan at December 31, 2011.

Secured Bank Debt

        2006 Credit Facility.    We had a credit facility, dated October 13, 2006, as amended, under which the original maximum amount available was $2.5 billion. The amended facility prohibited us from re-borrowing amounts repaid under this facility. As of December 31, 2011, the size of the facility was $456.9 million, consisting of secured loans which were scheduled to mature in October 2012. The interest on the secured loans was based on LIBOR plus a margin of 2.15%, plus facility fees of 0.2% on the outstanding principal balance, for an interest rate of 2.44% at December 31, 2011. On February 23, 2012 we prepaid the total remaining outstanding amount under this facility of $456.9 million and terminated the facility.

        2011 Secured Term Loan.    On March 30, 2011, one of our non-restricted subsidiaries entered into a secured term loan agreement with lender commitments in the amount of approximately $1.3 billion, which was subsequently increased to approximately $1.5 billion. The loan matures on March 30, 2018, with scheduled principal payments commencing in June 2012, and bears interest at LIBOR plus a margin of 2.75%, or, if applicable, a base rate plus a margin of 1.75%. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain wholly owned subsidiaries of the subsidiary borrower. The security granted initially included a portfolio of 54 aircraft, together with attached leases and all related equipment, with an average appraised base market value, as defined in the loan agreement, of approximately $2.4 billion as of January 1, 2011, and the equity interests in certain special purpose entities, or SPEs, that own the pledged aircraft and related equipment and leases. The $2.4 billion equals an initial loan-to-value ratio of approximately 65%. The proceeds of the loan were made available to the subsidiary borrower as aircraft were transferred to the SPEs, at an advance rate equal to 65% of the initial appraised value of the aircraft transferred to the SPEs. At March 5, 2012, the full $1.5 billion had been advanced to the subsidiary borrower under the agreement.

        The subsidiary borrower is required to maintain compliance with a maximum loan-to-value ratio, which varies over time, as set forth in the term loan agreement. If the subsidiary borrower does not maintain compliance with the maximum loan-to-value ratio, it will be required to prepay portions of the outstanding loans, deposit an amount in the cash collateral account or transfer additional aircraft to SPEs, subject to certain concentration criteria, so that the ratio is equal to or less than the maximum loan-to-value ratio.

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

        AeroTurbine Revolving Credit Agreement:    On December 9, 2011, AeroTurbine amended and extended its revolving credit facility. The amended credit facility expires on December 9, 2015 and provides for a maximum aggregate available amount of $335 million, subject to availability under a borrowing base calculated based on AeroTurbine's aircraft assets and accounts receivable. AeroTurbine has the option to increase the aggregate amount available under the facility by an additional $165 million, either by adding new lenders or allowing existing lenders to increase their commitments if they choose to do so. Borrowings under the facility will bear interest determined, with certain exceptions, based on LIBOR plus a margin of 3.0%. AeroTurbine's obligations under the facility are guaranteed by ILFC and by AeroTurbine's subsidiaries (subject to certain exclusions) and are secured by substantially all of the assets of AeroTurbine and the subsidiary guarantors. The credit agreement contains customary events of default and covenants, including certain financial covenants. Additionally, the credit agreement imposes limitations on AeroTurbine's ability to pay dividends to us (other than dividends payable solely in common stock). As of December 31, 2011, AeroTurbine had $268.6 million outstanding under the facility. On February 23, 2012, we increased the aggregate amount available under this facility by $95 million for a maximum aggregate available amount of $430 million.

        2009 Aircraft Financings.    In May 2009, ILFC provided $39.0 million of subordinated financing to a non-restricted subsidiary. The entity used these funds and an additional $106.0 million borrowed from third parties to purchase an aircraft, which it leases to an airline. ILFC acts as servicer of the lease for the entity. The $106.0 million loan has two tranches. The first tranche is $82.0 million, fully amortizes over the lease term, and is non-recourse to ILFC. The second tranche is $24.0 million, partially amortizes over the lease term, and is guaranteed by ILFC. Both tranches of the loan are secured by the aircraft and the lease receivables. Both tranches mature in May 2018 with interest rates based on LIBOR. At December 31, 2011, the interest rates on the $82.0 million and $24.0 million tranches were 3.42% and 5.12%, respectively. The entity entered into two interest rate cap agreements to economically hedge the related LIBOR interest rate risk in excess of 4.0%. At December 31, 2011, $77.9 million was outstanding under the two tranches and the net book value of the aircraft was $132.2 million.

        In June 2009, ILFC borrowed $55.4 million through a non-restricted subsidiary of ILFC, which owns one aircraft leased to an airline. Approximately half of the original loan amortizes over five years and the remaining $27.5 million is due in 2014. The loan is non-recourse to ILFC and is secured by the aircraft and the lease receivables. The interest rate on the loan is fixed at 6.58%. At December 31, 2011, $40.6 million was outstanding and the net book value of the aircraft was $88.0 million.

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

  •
  A $550 million term loan agreement entered into through a non-restricted subsidiary. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain non-restricted subsidiaries of ILFC that hold title to 37 aircraft. The aircraft had an average appraised base market value, as defined in the loan agreement, of approximately $969 million, for an initial loan-to-value ratio of approximately 57%. The loan matures on March 17, 2016, and bears interest at LIBOR plus a margin of 5.0% with a LIBOR floor of 2.0%. The principal of the loan is payable in full at maturity with no scheduled amortization. We can voluntarily prepay the loan at any time, subject to a 1% prepayment penalty prior to March 17, 2012.

        The loans require a loan-to-value ratio of no more than 63%. If ILFC or the subsidiary borrower do not maintain compliance with the maximum loan-to-value ratio, ILFC will be required to either prepay portions of the outstanding loans or transfer additional aircraft to SPEs, subject to certain concentration criteria, so that the ratio is equal to or less than the maximum loan-to-value ratio.

        The loans also contain customary covenants and events of default, including limitations on the ability of ILFC and its subsidiaries, as applicable, to (i) create liens; (ii) incur additional indebtedness; (iii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and (iv) enter into transactions with affiliates.

Other Secured Financing Arrangements—2012 Term Loan

        On February 23, 2012, one of our indirect, wholly owned subsidiaries entered into a secured term loan agreement in the amount of $900 million. The loan matures on June 30, 2017, and bears interest at LIBOR plus a margin of 4.0%, or, if applicable, a base rate plus a margin of 3.0%. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain wholly owned subsidiaries of the subsidiary borrower. The security granted includes the equity interests in certain special purpose subsidiaries of the subsidiary borrower ("SPEs") that have been designated as non-restricted under our indentures and that hold title to 62 aircraft and all related equipment and leases with an average appraised base market value, as defined in the loan agreement, of approximately $1.66 billion as of December 31, 2011. The $1.66 billion equals an initial loan-to-value ratio of approximately 54%. The principal of the loan is payable in full at maturity with no scheduled amortization. We can voluntarily prepay the loan at any time, subject to a 1% prepayment penalty prior to February 23, 2013.

        The loans require a loan-to-value ratio of no more than 63%. If the subsidiary borrower does not maintain compliance with the maximum loan-to-value ratio, it will be required to prepay portions of the outstanding loans, deposit an amount in the cash collateral account or transfer additional aircraft to SPEs, subject to certain concentration criteria, so that the ratio is equal to or less than the maximum loan-to-value ratio.

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

Unsecured Bonds and Medium-Term Notes

        Shelf Registration Statement:    We have an effective shelf registration statement filed with the SEC. As a result of our well-known seasoned issuer, or WKSI, status, we have an unlimited amount of debt securities registered for sale under the shelf registration statement.

        Under our shelf registration statement, we have issued the following notes on the following dates: (i) $650 million of 8.625% notes due 2022 on December 22, 2011; (ii) $1.0 billion of 5.75% notes due 2016 and $1.25 billion of 6.25% notes due 2019 on May 24, 2011; (iii) $1.0 billion of 8.25% notes due 2020 on December 7, 2010; and (iv) $500 million of 8.875% notes due 2017 on August 20, 2010. At December 31, 2011, we also had $6.5 billion of public bonds and medium-term notes outstanding, with interest rates ranging from 0.75% to 7.50%, which we had issued in prior years under previous registration statements.

        The aggregate net proceeds from the sale of the notes issued on May 24, 2011 and December 22, 2011, were approximately $2.87 billion after deducting underwriting discounts and commissions, fees and estimated offering expenses. The net proceeds from the sale of the notes issued on May 24, 2011, were primarily used to purchase notes validly tendered and accepted in the tender offers that were announced during the second quarter of 2011 to purchase various series of our outstanding debt securities for up to $1.75 billion cash consideration, as further discussed below. The remaining net proceeds from the sale of the notes issued on May 24, 2011, were used for general corporate purposes.

        Tender Offers to Purchase Notes.    On June 17, 2011, we completed the above mentioned tender offers and accepted for purchase previously issued notes with an aggregate principal amount of approximately $1.67 billion, resulting in total cash consideration, including accrued and unpaid interest, of approximately $1.75 billion. In connection with the cancellation of the notes, we recognized losses aggregating approximately $61.1 million, which included the cost of repurchasing the notes and the write off of the remaining unamortized deferred financing costs.

        Euro Medium-Term Note Programme.    We had a $7.0 billion Euro Medium-Term Note Programme, which we did not renew when it expired in September 2011 and that we have since terminated. Notes of $1.2 billion previously outstanding under such Programme were repaid in full at their maturity in August 2011, leaving no amounts outstanding under the Programme. We had hedged the notes into U.S. dollars and fixed the interest rates at a range of 5.355% to 5.367%.

        A rollforward for the year ended December 31, 2011, of the foreign currency adjustment related to foreign currency denominated notes is presented below (dollars in thousands):

Foreign currency adjustment related to foreign currency denominated debt at December 31, 2010	$165,400
Foreign currency period adjustment of non-US$ denominated debt	104,800
Repayment of debt principal from cash receipts under derivative contracts at the maturity of the debt and the derivative contract(a)	(270,200)

Foreign currency adjustment related to foreign currency denominated debt at December 31, 2011	$—

(a)
We had hedged the foreign currency exposure through foreign currency swaps.

        Other Senior Notes.    On March 22, 2010 and April 6, 2010, we issued a combined $1.25 billion aggregate principal amount of 8.625% senior notes due September 15, 2015, and $1.5 billion aggregate principal amount of 8.750% senior notes due March 15, 2017, pursuant to an indenture dated as of March 22, 2010. The notes are due in full on their scheduled maturity dates. The notes are not subject to redemption prior to their stated maturity and there are no sinking fund requirements.

        In connection with the note issuances, we entered into registration rights agreements obligating us to, among other things, complete a registered exchange offer to exchange the notes of each series for new registered notes of such series with substantially identical terms, or register the notes pursuant to a shelf registration statement. The registration rights agreement required the registration statement relating to the exchange offer to be declared effective by January 26, 2011.

        Because the registration rights agreement was not declared effective by such date, the annual interest rate on the affected notes increased by 0.25% per year for 90 days, commencing on January 26, 2011. On April 26, 2011, the annual interest rate on the affected notes increased by an additional 0.25% because we were unable to consummate the exchange offer by such date. We completed the exchange offer on May 5, 2011, at which time the applicable interest rate reverted to the original level.

        The indenture governing the notes contains customary covenants that, among other things, restrict ILFC and its restricted subsidiaries' ability to (i) incur liens on assets; (ii) declare or pay dividends or acquire or retire shares of ILFC's capital stock during certain events of default; (iii) designate restricted subsidiaries as non-restricted subsidiaries or designate non-restricted subsidiaries; (iv) make investments in or transfer assets to non-restricted subsidiaries; and (v) consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets.

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

Unsecured Bank Debt

        2011 Credit Facility.    On January 31, 2011, we entered into a $2.0 billion unsecured three-year revolving credit facility with a group of 11 banks. This revolving credit facility expires on January 31, 2014, and provides for interest rates based on either a base rate or LIBOR plus an applicable margin determined by a ratings-based pricing grid. The credit agreement contains customary events of default and restrictive financial covenants that require us to maintain a minimum fixed charge coverage ratio, a minimum consolidated tangible net worth and a maximum ratio of consolidated debt to consolidated tangible net worth. As of December 31, 2011 and March 5, 2012, no amounts were outstanding under this revolving credit facility.

        2006 Credit Facility.    The unsecured loans outstanding under our 2006 credit facility matured and were paid in full on October 13, 2011. The interest on the loans was based on LIBOR plus a margin of 0.65% plus facility fees of 0.2% of the outstanding balance.

Subordinated Debt

        In December 2005, we issued two tranches of subordinated debt totaling $1.0 billion. Both tranches mature on December 21, 2065, but each tranche has a different call option. The $600 million tranche had a call option date of December 21, 2010 and the $400 million tranche has a call option date of December 21, 2015. We did not exercise the call option at December 21, 2010, and the interest rate on the $600 million tranche changed from a fixed interest rate of 5.90% to a floating rate with an initial credit spread of 1.55% plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. The interest will reset quarterly and at December 31, 2011, the interest rate was 4.34%. The $400 million tranche has a fixed interest rate of 6.25% until the 2015 call option date, and if we do not exercise the call option, the interest rate will change to a floating rate, reset quarterly, based on the initial credit spread of 1.80% plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. If we choose to redeem the $600 million tranche, we must pay 100% of the principal amount of the bonds being redeemed, plus any accrued and unpaid interest to the redemption date. If we choose to redeem only a portion of the outstanding bonds, at least $50 million principal amount of the bonds must remain outstanding.

Derivatives

        We employ derivative products to manage our exposure to interest rate risks and foreign currency risks. We enter into derivative transactions only to economically hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements, foreign currency swap agreements and interest rate cap agreements. At December 31, 2011, we had no foreign currency swap agreements outstanding, all of our interest rate swap agreements were designated as and accounted for as cash flow hedges and we had not designated our interest rate cap agreements as hedges.

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

        The counterparty to our interest rate swaps at December 31, 2011, is AIG Markets, Inc., a wholly owned subsidiary of AIG. The swap agreements are subject to a bilateral security agreement and a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. Failure of the counterparty to perform under the derivative contracts would not have a material impact on our results of operations and cash flows, as we are in a net liability position at December 31, 2011. The counterparty to our interest rate cap agreements is an independent third party with whom we do not have a master netting agreement.

Credit Ratings

        Because of our current long-term debt ratings, the 2004 ECA facility imposes the following restrictions: (i) We must segregate all security deposits, overhaul rentals and rental payments related to the aircraft financed under the 2004 ECA Facility into separate accounts controlled by the security trustee (segregated rental payments are used to make scheduled principal and interest payments on the outstanding debt) and (ii) ILFC must file individual mortgages on the aircraft funded under both the 1999 and 2004 ECA facilities in the local jurisdictions in which the respective aircraft are registered.

        While a ratings downgrade does not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of such financings.

        The following table summarizes our current ratings by Fitch, Moody's and S&P, the nationally recognized rating agencies:

Unsecured Debt Ratings

Rating Agency	Long-term Debt	Corporate Rating	Outlook	Date of Last Ratings Action
Fitch	BB	BB	Stable	November 4, 2011
Moody's	B1	B1	Positive	May 12, 2011
S&P	BBB-	BBB-	Stable	November 9, 2011

Secured Debt Ratings

Rating Agency	$750 Million Term Loan	$550 Million Term Loan	$3.9 Billion Senior Secured Notes
Fitch	BBB-	BB	BBB-
Moody's	Ba2	Ba3	Ba3
S&P	BBB	BBB-	BBB-

        These credit ratings are the current opinions of the rating agencies and our current BBB- rating by S&P takes into consideration our ownership by AIG. As such, they may be changed, suspended or withdrawn at any time by the rating agencies as a result of various circumstances including changes in, or unavailability of, information.

Existing Commitments

        The following table summarizes our contractual obligations at December 31, 2011:

	Commitments Due by Fiscal Year
	Total	2012	2013	2014	2015	2016	Thereafter
	(Dollars in thousands)
Bonds and medium-term notes	$13,658,769	$2,037,553	$3,421,375	$1,039,741	$1,260,100	$1,000,000	$4,900,000
Senior secured bonds	3,900,000	—	—	1,350,000	—	1,275,000	1,275,000
Secured bank loans(a)(b)	2,246,936	576,960	156,259	177,013	419,227	151,432	766,045
ECA financings	2,335,147	428,960	428,960	423,862	335,794	258,325	459,246
Other secured financings	1,300,000	—	—	—	750,000	550,000	—
Subordinated debt	1,000,000	—	—	—	—	—	1,000,000
Estimated interest payments including the effect of derivative instruments(c)	8,938,841	1,436,537	1,273,048	1,066,289	887,534	681,560	3,593,873
Operating leases(d)(e)	66,597	16,114	17,260	16,042	11,158	1,379	4,644
Pension obligations(f)	8,624	1,378	1,401	1,432	1,471	1,471	1,471
Commitments under aircraft purchase agreements(g)(h)	19,153,931	1,912,647	1,382,350	1,807,765	2,503,320	3,089,483	8,458,366
Commitments under other flight equipment purchase agreements	34,777	34,777	—	—	—	—	—

Total	$52,643,622	$6,444,926	$6,680,653	$5,882,144	$6,168,604	$7,008,650	$20,458,645

(a)
Includes $269 million outstanding under AeroTurbine's revolving credit facility.

(b)
Includes $456.9 million which was scheduled to mature in 2012 that we prepaid on February 23, 2012.

(c)
Estimated interest payments for floating rate debt included in this table are based on rates at December 31, 2011. Estimated interest payments include the estimated impact of our interest rate swap agreements. For floating rate debt that has been swapped into fixed rate debt, the estimated interest payments reflect the swapped fixed rate.

(d)
Excludes fully defeased aircraft sale-leaseback transactions.

(e)
Minimum rentals have not been reduced by minimum sublease rentals of $5.0 million receivable in the future under non-cancellable subleases.

(f)
Our pension obligations are part of intercompany expenses, which AIG allocates to us on an annual basis. The amount is an estimate of such allocation. The column "2012" consists of total estimated allocations for 2012 and the column "Thereafter" consists of the 2017 estimated allocation. The amount allocated has not been material to date.

(g)
Includes sale-leaseback transactions in 2012 and 2013. In addition, we have been called upon to perform under an asset value guarantee, and we intend to exercise our option to purchase the aircraft under the guarantee. The value of this aircraft and two other used aircraft that we have committed to purchase are included in 2012.

(h)
Excludes amounts related to our purchase rights for 50 aircraft which we have not yet exercised.

Contingent Commitments

        From time to time, we participate with airlines, banks and other financial institutions in the financing of aircraft by providing asset guarantees, put options or loan guarantees collateralized by aircraft. As a result, should we be called upon to fulfill our obligations, we would have recourse to the value of the underlying aircraft. The table below reflects our potential payments for these contingent obligations without any offset for the projected value of the aircraft. The table below does not include contingent payments for $256.6 million of uncertain tax liabilities and any effect of our net tax liabilities as we are unable to reasonably estimate the timing of the liability in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of the tax positions. The future cash flows to these tax liabilities are uncertain and we are unable to make reasonable estimates of the outflows.

	Contingency Expiration by Fiscal Year
	Total	2012	2013	2014	2015	2016	Thereafter
	(Dollars in thousands)
Asset Value Guarantees	$466,600	$53,342	$81,100	$1,593	$157,132	$—	$173,433

Variable Interest Entities

        In June 2009, the FASB issued an accounting standard that amends the guidance addressing consolidation of certain variable interest entities ("VIEs") with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly affect the entity's economic performance and has (i) the obligation to absorb losses of the entity or (ii) the right to receive benefits from the entity that are potentially significant to the VIE. The standard also requires enhanced financial reporting by enterprises involved with variable interest entities.

        A VIE is a legal entity in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk to finance the entity's activities without additional subordinated financial support. We consolidate VIEs in which we are the primary beneficiary ("PB"). When determining whether we are the PB of a VIE, we evaluate the design of the VIE as well as the related risks the entity was designed to expose to the variable interest holders. The PB is the entity that has both (i) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (ii) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. We use judgment in determining who is the PB and that determination depends on the breadth of various variable interests' decision-making abilities and their ability to influence activities that significantly impact the economic performance of the VIE.

        We enter into various arrangements with VIEs in the normal course of business. Our variable interests consist primarily of our equity interests in wholly-owned subsidiaries, which are established primarily for leasing and financing activities. These entities meet the definition of a VIE because they do not have sufficient equity to operate without ILFC's subordinated financial support in the form of intercompany notes. Because we control and manage all aspects of these entities, including directing the activities that most significantly affect the entity's economic performance, we consolidate these entities.

        Prior to 2010 we consolidated ten VIEs where we determined we were the PB based on the previous definition of a PB which consisted principally of an expected loss model. We determined we were the PB of these entities due to our exposure to the majority of the expected losses of these entities and they were consolidated into our consolidated financial statements for the year ended December 31, 2009. We had previously sold aircraft to those entities and our variable interests consist of debt financings, preferential equity interests, and in some cases guarantees to banks that provided financings for the aircraft at the time of the sales.

        In January 2010 we adopted a new accounting standard that amended the rules in the determination of a PB. While we determined that we were not involved with any VIEs that were not previously consolidated that had to be consolidated as a result of the adoption of this standard, we determined that we were no longer the PB of ten VIEs that were previously consolidated. Accordingly, on January 1, 2010, we deconsolidated these entities and we removed Assets of VIEs and Liabilities of VIEs of $79.7 million and $6.5 million, respectively, that were previously reflected on our Consolidated Balance Sheet at December 31, 2009. Further, as a result of the adoption of this standard, we recognized a $15.9 million charge, net of tax, to beginning retained earnings on January 1, 2010. See Note S of Notes to Consolidated Financial Statements.

Off-Balance-Sheet Arrangements

        We have not established any unconsolidated entities for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We have, however, from time to time established subsidiaries, entered into joint ventures or created other partnership arrangements or trusts with the limited purpose of leasing aircraft or facilitating borrowing arrangements. See Note S of Notes to Consolidated Financial Statements for more information regarding our involvement with VIEs.

Recent Accounting Pronouncements

        A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring.    In April 2011, the FASB issued an accounting standard update that amends guidance for a creditor's evaluation of whether a restructuring is a troubled debt restructuring and requires additional disclosures about a creditor's troubled debt restructuring activities.

        Common Fair Value Measurements and Disclosure Requirements in GAAP and International Financial Reporting Standards ("IFRS").    In May 2011, the FASB issued an accounting standard update that amends certain aspects of the fair value measurement guidance in GAAP, primarily to achieve the FASB's objective of a converged definition of fair value and substantially converged measurement and disclosure guidance with IFRS.

        Presentation of Comprehensive Income.    In June 2011, the FASB issued an accounting standard update that requires the presentation of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.

        Testing Goodwill for Impairment.    In September 2011, the FASB issued an accounting standard that amends the approach to testing goodwill for impairment, by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative, two-step goodwill impairment test.

        For further discussion of this accounting guidance, accounting guidance adopted in prior years, and their application to us, see Note B of Notes to Consolidated Financial Statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Market risk represents the risk of changes in value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

  Interest Rate Risk

        Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Interest rate risk is highly sensitive to many factors, including the U.S. government's monetary and tax policies, global economic factors and other factors beyond our control. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates. Our primary interest rate exposures relate to our floating rate debt obligations, which are based on interest rate indices such as LIBOR. Increases in the interest rate index would reduce our pre-tax income by increasing the cost of our debt, if we were not able to proportionally increase our lease rates.

        We mitigate our floating interest rate risk by entering into interest rate swap contracts as appropriate. After taking our swap agreements into consideration, which in effect have fixed the interest rates of the hedged debt, our floating rate debt comprised approximately 24% of our total outstanding debt obligations, or approximately $5.8 billion in aggregate principal amount, at December 31, 2011.

        The fair market value of our interest rate swaps is affected by changes in interest rates, credit risk of our counterparties to the swaps, and the liquidity of those instruments. We determine the fair value of our derivative instruments using a discounted cash flow model, which incorporates an assessment of the risk of non-performance by our swap counterparties. The model uses various inputs including contractual terms, interest rate, credit spreads and volatility rates, as applicable. We record the effective part of the changes in fair value of derivative instruments designated as cash flow hedges in Other comprehensive income.

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

        Assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100 basis-point increase or decrease in our variable interest rates would have increased or decreased our interest expense, and accordingly our cash flows, by approximately $58 million on an annualized basis. The same hypothetical 100 basis-point increase or decrease in interest rates on our total outstanding debt obligations would have increased or decreased our interest expense, and accordingly our cash flows, by approximately $244 million on an annualized basis.

  Foreign Currency Exchange Risk

        Our functional currency is U.S. dollars. All of our aircraft purchase agreements are negotiated in U.S. dollars, we currently receive substantially all of our revenue in U.S. dollars and we pay substantially all of our expenses in U.S. dollars. We currently have a limited number of leases denominated in foreign currencies, maintain part of our cash in foreign currencies, and incur some of our expenses in foreign currencies, primarily the Euro. A decrease in the U.S. dollar in relation to foreign currencies increases our expenses paid in foreign currencies and an increase in the U.S dollar in relation to foreign currencies decreases our lease revenue received from foreign currency denominated leases. Because we currently receive most of our revenues in U.S. dollars and pay most of our expenses in U.S. dollars a change in foreign exchange rates would not have a material impact on our results of operations or cash flows. We do not have any restrictions or repatriation issues associated with our foreign cash accounts.

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

        In conjunction with the close of each fiscal quarter, we conduct a review and evaluation, under the supervision and with the participation of our management, including the Certifying Officers, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2011, the end of the year covered by this annual report.

(B)
Management's Report on Internal Control over Financial Reporting

        Management of ILFC is responsible for establishing and maintaining adequate internal control over financial reporting. ILFC's internal control over financial reporting is a process, under the supervision of the Certifying Officers, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of ILFC's financial statements for external purposes in accordance with GAAP.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

        ILFC management, including the Certifying Officers, conducted an assessment of the effectiveness of ILFC's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). ILFC management has concluded that, as of December 31, 2011, ILFC's internal control over financial reporting was effective based on the criteria in Internal Control—Integrated Framework issued by the COSO.

        We have excluded AeroTurbine, Inc. from our assessment of internal control over financial reporting as of December 31, 2011, because it was acquired by us in a business combination on October 7, 2011.

        This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange commission that permit us to provide only management's report in this annual report.

(C)
Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 14.    Principal Accountant Fees and Services

        Aggregate fees for professional services rendered to us by PricewaterhouseCoopers LLP ("PwC") for the years ended December 31, 2011 and 2010 were:

	2011	2010
Audit Fees(a)	$2,778,048	$2,494,129
Tax and Other Fees(b)	326,669	148,812

Total Fees	$3,104,717	$2,642,941

(a)
Audit Fees consist of fees for professional services provided in connection with the audits of our financial statements, services rendered in connection with our registration statements filed with the Securities and Exchange Commission, the delivery of consents and the issuance of comfort letters. This also includes Sarbanes-Oxley Section 404 work performed at ILFC for AIG's 2011 and 2010 assessment.

(b)
Tax and Other Fees consist of the aggregate fees for services rendered for tax compliance, tax planning, tax advice, customs related services and other consulting services.

        AIG's audit committee approves all audit and non-audit services rendered by PwC.

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
4.8
Seventh Supplemental Indenture, dated as of October 8, 2004, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 8-K filed on October 14, 2004 and incorporated herein by reference).
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
4.15
First Supplemental Indenture, dated as of August 20, 2010, to the indenture dated as of August 1, 2006 between the Company and Deutsche Bank Trust Company Americas as trustee (filed as an exhibit to Form 8-K filed on August 20, 2010 and incorporated herein by reference).
4.16
Second Supplemental Indenture, dated as of December 7, 2010, to the indenture dated as of August 1, 2006 between the Company and Deutsche Bank Trust Company Americas, as trustee (filed as an exhibit to Form 8-K filed on December 7, 2010 and incorporated herein by reference).
4.17
Third Supplemental Indenture, dated as of May 24, 2011, to an indenture, dated August 1, 2006, by and between the Company and Deutsche Bank Trust Company Americas, as trustee (filed as an exhibit to Form 8-K filed on May 24, 2011, and incorporated herein by reference).
4.18
Fourth Supplemental Indenture, dated as of December 22, 2011, to an indenture, dated August 1, 2006, by and between the Company and Deutsche Bank Trust Company Americas, as trustee (filed as an exhibit to Form 8-K filed on December 22, 2011 and incorporated herein by reference).
4.19
Officers' Certificate, dated as of August 20, 2010, establishing the terms of the 8.875% senior notes due 2017 (filed as an exhibit to Form 8-K filed on August 20, 2010 and incorporated herein by reference).

Exhibit Number	Description
4.20	Officers' Certificate, dated as of December 7, 2010, establishing the terms of the 8.25% senior notes due 2020 (filed as an exhibit to Form 8-K filed on December 7, 2010 and incorporated herein by reference).
4.21
Officers' Certificate, dated as of May 24, 2011, establishing the terms of the 5.75% senior notes due 2016 and the 6.25% senior notes due 2019 (filed as an exhibit to Form 8-K filed on May 24, 2011 and incorporated herein by reference).
4.22
Officers' Certificate, dated as of December 22, 2011, establishing the terms of the 8.625% senior notes due 2022 (filed as an exhibit to Form 8-K filed on December 22, 2011 and incorporated herein by reference).
4.23
Indenture, dated as of March 22, 2010, among the Company, Wilmington Trust FSB, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authentication agent (filed as an exhibit to Form 8-K filed on March 24, 2010 and incorporated herein by reference).
4.24
Indenture, dated as of August 11, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A., as paying agent, security registrar and authentication agent and trustee (filed as an exhibit to Form 8-K filed on August 20, 2010 and incorporated herein by reference).
4.29
The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
10.1
Aircraft Facility Agreement, dated as of May 18, 2004, among Whitney Leasing Limited, as borrower, the Company, as guarantor and the Bank of Scotland and the other banks listed therein providing up to $2,643,660,000 (plus related premiums) for the financing of aircraft (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference) and, as amended as of May 30, 2006, to increase the size of the facility to $3,643,660,000, as of May 30, 2007, to extend the termination until May 2008, as of May 29, 2008, to extend the termination until May 2009, and as of May 11, 2009 to increase the size of the facility to $4,643,660,000 and to extend the termination until June 2010 (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference).
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
10.4
Term Loan 1 Aircraft Mortgage and Security Agreement, dated as of March 17, 2010, among the Company, ILFC Ireland Limited, ILFC (Bermuda) III, Ltd., additional grantors from time to time party thereto and Bank of America, N.A., as collateral agent (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).

Exhibit Number		Description
10.5		Term Loan 2 Credit Agreement, dated as of March 17, 2010, among Delos Aircraft Inc., as borrower, the Company and certain other subsidiaries as guarantors party thereto, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent and collateral agent and Goldman Sachs Lending Partners LLC, as syndication agent (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).
10.6
Term Loan 2 Security Agreement, dated as of March 17, 2010, among Hyperion Aircraft Inc., Delos Aircraft Inc., Artemis (Delos) Limited, Apollo Aircraft Inc., the additional grantors from time to time party thereto and Bank of America, N.A., as collateral agent (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).
10.7	†	Employment Letter, dated May 17, 2010, between Henri Courpron and American International Group, Inc. (filed as an exhibit to Form 8-K filed on May 19, 2010 and incorporated herein by reference).
10.8
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
10.9
$2,000,000,000 Three-Year Revolving Credit Agreement, dated as of January 31, 2011, among the Company, the banks named therein and Citibank, N.A., as administrative agent (filed as an exhibit to Form 8-K filed on January 31, 2011 and incorporated herein by reference).
10.10
Term Loan Credit Agreement, dated as of March 30, 2011, among Temescal Aircraft Inc., as borrower, the Company, Park Topanga Aircraft Inc., Charmlee Aircraft Inc., and Ballysky Aircraft Ireland Limited, as obligors, the lenders identified therein, Citibank N.A., as administrative agent and collateral agent, Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, as joint lead structuring agents and joint lead placement agents, and BNP Paribas, as joint placement agent (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).
10.11
Aircraft Mortgage and Security Agreement, dated as of March 30, 2011, among Park Topanga Aircraft Inc., Temescal Aircraft Inc., Ballysky Aircraft Ireland Limited, Charmlee Aircraft Inc., the additional grantors referred to therein, and Citibank, N.A., as collateral agent (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).
10.12
Incremental Lender Assumption Agreement, dated as of April 21, 2011, among Temescal Aircraft Inc., the Company, Park Topanga Aircraft Inc., Charmlee Aircraft Inc., Ballysky Aircraft Ireland Limited, KfW IPEX-Bank GmbH, as the incremental lender, and Citibank, N.A., as administrative agent (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).

Exhibit Number	Description
10.13	Term Loan Credit Agreement, dated as of February 23, 2012, among Flying Fortress Inc., as borrower, the Company, Flying Fortress Financing Inc., Flying Fortress US Leasing Inc., and Flying Fortress Ireland Leasing Limited, as obligors, the lenders identified therein, Bank of America, N.A., as administrative agent and collateral agent, and Deutsche Bank Securities Inc., as syndication agent (portions of this exhibit have been omitted pursuant to a request for confidential treatment).
10.14
Term Loan Security Agreement, dated as of February 23, 2012, among Flying Fortress Financing Inc., Flying Fortress Inc., Flying Fortress Ireland Leasing Limited, Flying Fortress US Leasing Inc., and the additional grantors referred to therein, as grantors, and Bank of America N.A., as collateral agent.
12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.
18	Preferability letter of PricewaterhouseCoopers LLP.
23	Consent of PricewaterhouseCoopers LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President and Chief Financial Officer.
32.1	Certification under 18 U.S.C., Section 1350
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheet as of December, 2011 and 2010; (ii) the Consolidated Statement of Operations for the years ended December 31, 2011, 2010 and 2009; (iii) the Consolidated Statement of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009; (iv) the Consolidated Statement of Cash Flows for years ended December 31, 2011, 2010 and 2009and (v) the Notes to the Consolidated Financial Statements.

†
Indicates a management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To The Shareholders and Board of Directors of International Lease Finance Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of International Lease Finance Corporation, a wholly-owned indirect subsidiary of American International Group, Inc. ("AIG"), and its subsidiaries (the "Company") at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As described in Note A to the consolidated financial statements the Company has elected, for all periods presented, to reflect AIG's basis in the assets acquired and liabilities assumed in connection with AIG's acquisition of the Company.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California

March 7, 2012

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	December 31,
	2011	2010
ASSETS
Cash, including interest bearing accounts of $1,909,529 (2011) and $3,058,747 (2010)	$1,975,009	$3,067,697
Restricted cash, including interest bearing accounts of $414,807 (2011) and $402,373 (2010)	414,807	457,053
Net investment in finance and sales-type leases, net	81,746	67,620
Flight equipment under operating leases	47,620,895	51,408,800
Less accumulated depreciation	12,118,607	12,893,421

	35,502,288	38,515,379
Flight equipment held for sale	—	255,178
Deposits on flight equipment purchases	298,782	184,410
Lease receivables and other assets, net	599,734	467,997
Derivative assets, net	—	60,150
Deferred debt issue costs — less accumulated amortization of $246,082 (2011) and $181,460 (2010)	288,878	232,576

	$39,161,244	$43,308,060

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued interest and other payables	$447,521	$451,284
Current income taxes and other tax liabilities	253,600	159,611
Secured debt financing, net of deferred debt discount of $17,452 (2011) and $22,309 (2010)	9,764,631	9,556,634
Unsecured debt financing, net of deferred debt discount of $39,128 (2011) and $47,977 (2010)	13,619,641	16,997,466
Subordinated debt	1,000,000	1,000,000
Foreign currency adjustment related to foreign currency denominated debt	—	165,400
Derivative liabilities	31,756	—
Security deposits, overhaul rentals and other customer deposits	2,035,432	1,808,393
Rentals received in advance	272,205	284,115
Deferred income taxes	4,204,589	4,660,150
Commitments and contingencies — Note R
SHAREHOLDERS' EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B, each series having 500 shares issued and outstanding	100,000	100,000
Common stock — no par value; 100,000,000 authorized shares, 45,267,723 shares issued and outstanding	1,053,582	1,053,582
Paid-in capital	1,243,225	1,251,225
Accumulated other comprehensive (loss) income	(19,637)	(58,944)
Retained earnings	5,154,699	5,879,144

Total shareholders' equity	7,531,869	8,225,007

	$39,161,244	$43,308,060

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Years Ended December 31,
	2011	2010	2009
REVENUES AND OTHER INCOME:
Rental of flight equipment	$4,454,405	$4,726,502	$4,928,253
Flight equipment marketing and gain on aircraft sales	14,348	10,637	12,966
Interest and other income	57,910	61,741	55,973

	4,526,663	4,798,880	4,997,192

EXPENSES:
Interest	1,569,468	1,567,369	1,365,490
Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	9,808	47,787	(21,450)
Depreciation of flight equipment	1,864,735	1,963,175	1,968,981
Aircraft impairment charges on flight equipment held for use	1,567,180	1,110,427	50,884
Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed	170,328	552,762	35,448
Loss on extinguishment of debt	61,093	—	—
Flight equipment rent	18,000	18,000	18,000
Selling, general and administrative	238,106	212,780	196,675
Other expenses	61,924	91,216	—

	5,560,642	5,563,516	3,614,028

(LOSS) INCOME BEFORE INCOME TAXES	(1,033,979)	(764,636)	1,383,164
(Benefit) provision for income taxes	(310,078)	(268,968)	495,989

NET (LOSS) INCOME	$(723,901)	$(495,668)	$887,175

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Dollars in thousands)

	Years Ended December 31,
	2011	2010	2009
NET (LOSS) INCOME	$(723,901)	$(495,668)	$887,175
OTHER COMPREHENSIVE INCOME:
Net changes in fair value of cash flow hedges, net of taxes of $(21,384) (2011), $(42,542) (2010) and $(15,929) (2009) and net of reclassification adjustments	39,713	79,006	29,583
Change in unrealized appreciation on securities available for sale, net of taxes of $219 (2011), $(138) (2010) and $(149) (2009) and net of reclassification adjustments	(406)	256	276

	39,307	79,262	29,859

COMPREHENSIVE (LOSS) INCOME	$(684,594)	$(416,406)	$917,034

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands)

	Market Auction Preferred Stock
			Common Stock
						Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital		Retained Earnings	Total
Balance at December 31, 2008	1,000	$100,000	45,267,723	$1,053,582	$1,245,095	$(168,065)	$5,507,968	$7,738,580
Preferred stock dividends							(3,830)	(3,830)
Comprehensive (loss) Income:
Net income							887,175	887,175
Other comprehensive (loss) income:
Cash flow derivative transactions (net of tax of ($15,929))						29,583		29,583
Change in unrealized appreciation securities available-for-sale (net of tax of ($149))						276		276

Comprehensive (loss) income								917,034
Other(a)					3,305			3,305

Balance at December 31, 2009	1,000	100,000	45,267,723	1,053,582	1,248,400	(138,206)	6,391,313	8,655,089
Preferred stock dividends							(601)	(601)
Deconsolidation of VIEs							(15,900)	(15,900)
Comprehensive (loss) Income:
Net loss							(495,668)	(495,668)
Other comprehensive (loss) income:
Cash flow derivative transactions (net of tax of ($42,542))						79,006		79,006
Change in unrealized appreciation securities available-for-sale (net of tax of ($138))						256		256

Comprehensive (loss) income								(416,406)
Other(a)					2,825			2,825

Balance at December 31, 2010	1,000	100,000	45,267,723	1,053,582	1,251,225	(58,944)	5,879,144	8,225,007
Preferred stock dividends							(544)	(544)
Comprehensive (loss) Income:
Net loss							(723,901)	(723,901)
Other comprehensive (loss) income:
Cash flow derivative transactions (net of tax of $(21,384))						39,713		39,713
Change in unrealized appreciation securities available-for-sale (net of tax of $219)						(406)		(406)

Comprehensive (loss) income								(684,594)
Other(a)					(8,000)			(8,000)

Balance at December 31, 2011	1,000	$100,000	45,267,723	$1,053,582	$1,243,225	$(19,637)	$5,154,699	$7,531,869

(a)
We recorded $(8,000) during 2011, $2,825 during 2010 and $3,305 during 2009 for compensation expenses, debt issue cost and other expenses paid by AIG on our behalf for which we were not required to pay.

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES:
Net (loss) income	$(723,901)	$(495,668)	$887,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	1,864,735	1,963,175	1,968,981
Deferred income taxes	(468,329)	(312,461)	382,681
Derivative instruments	(117,396)	252,254	(57,141)
Foreign currency adjustment of non-US$ denominated debt	104,800	(200,320)	114,620
Amortization of deferred debt issue costs	64,174	56,227	40,232
Amortization of debt discount	13,706	11,968	9,363
Amortization of prepaid lease cost	63,369	47,809	51,899
Aircraft impairment charges and fair value adjustments	1,737,508	1,663,189	86,332
Lease expenses related to aircraft sales	(3,249)	91,217	—
Forfeitures of customer deposits	(14,178)	(7,951)	(6,912)
Provision for credit losses on notes receivable and net investment in finance and sales-type leases	44,986	19,511	—
Other(a)	(50,696)	(29,955)	(24,811)
Changes in operating assets and liabilities:
Lease receivables and other assets	5,910	64,111	(43,288)
Accrued interest and other payables	(33,373)	119,391	(59,274)
Current income taxes and other tax liabilities	93,989	78,687	48,841
Tax benefit sharing payable to AIG	—	(85,000)	—
Rentals received in advance	(13,896)	(22,388)	15,193

Net cash provided by operating activities	2,568,159	3,213,796	3,413,891

INVESTING ACTIVITIES:
Acquisition of flight equipment	(377,037)	(240,320)	(2,577,410)
Payments for deposits and progress payments	(158,932)	(61,085)	(40,444)
Proceeds from disposal of flight equipment	296,384	2,123,581	212,492
Acquisition of AeroTurbine, net of cash acquired	(138,225)	—	—
Restricted cash	42,336	(141,897)	(315,156)
Collections of notes receivable	45,543	72,015	15,999
Collections of finance and sales-type leases	14,958	32,928	101,170
Other	(6,225)	(5,370)	(10)

Net cash (used in) provided by investing activities	(281,198)	1,779,852	(2,603,359)

FINANCING ACTIVITIES:
Net change in commercial paper	—	—	(1,752,000)
Loan from AIG	—	—	3,900,000
Repayment of loan to AIG	—	(3,909,567)	—
Proceeds from debt financing	4,571,526	9,704,094	1,394,868
Payments in reduction of debt financing, net of foreign currency swap settlements	(8,054,223)	(7,989,514)	(6,388,347)
Debt issue costs	(121,777)	(189,376)	(49,350)
Payment of common and preferred dividends	(544)	(601)	(3,830)
Security and rental deposits received	104,895	193,831	79,452
Security and rental deposits returned	(99,421)	(52,367)	(58,280)
Transfers of security and rental deposits on sales of aircraft	(19,392)	(168,209)	(9,540)
Overhaul rentals collected	547,514	500,701	346,966
Overhaul rentals reimbursed	(350,744)	(313,974)	(383,577)
Transfer of overhaul rentals on sales of aircraft	(18,623)	(96,114)	(4,234)
Net change in other deposits	60,576	60,147	67,609

Net cash (used in) provided by financing activities	(3,380,213)	(2,260,949)	(2,860,263)

Net (decrease) increase in cash	(1,093,252)	2,732,699	(2,049,731)
Effect of exchange rate changes on cash	564	(1,913)	694
Cash at beginning of year	3,067,697	336,911	2,385,948

Cash at end of year	$1,975,009	$3,067,697	$336,911

(a)
Includes foreign exchange adjustments on foreign currency denominated cash, gain on aircraft sales, amortization of asset value guarantees, out of period adjustments relating to pension expenses, and other non-cash items.

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	Years Ended December 31,
	2011		2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest, excluding interest capitalized of $8,113 (2011), $6,539 (2010) and $10,360 (2009)	$1,625,905		$1,373,045	$1,370,585
Income taxes, net	64,261	(a)	15,519	13,754

(a)
Approximately $58.5 million and $10.1 million were paid to AIG for ILFC tax liability for the years ended December 31, 2011 and 2010, respectively.

2011:

Flight equipment held for sale in the amount of $76,438 were reclassified to Flight equipment under operating leases in the amount of $78,673, with $2,235 realized in income when the aircraft no longer met the criteria for being classified as held for sale.

Deposits on flight equipment purchases of $63,502 were applied to Acquisition of flight equipment under operating leases.

Flight equipment under operating leases in the amount of $43,766 were reclassified to Net investment in finance and sale-type leases in the amount of $24,258, with $19,508 recognized in income.

Flight equipment under operating leases in the amount of $880 were reclassified to Lease receivable and other assets upon the part-out of an aircraft.

Flight equipment under operating leases was received from a customer in the amount of $5,500 in lieu of rent payments.

2010:

Flight equipment under operating leases in the amount of $2,236,055 was transferred to Flight equipment held for sale, of which $1,992,507 was subsequently sold.

Net investment in finance leases of $192,161 was transferred to Flight equipment under operating leases.

Two aircraft with aggregate net book values of $66,581 were converted into sales-type leases aggregating $30,230 with $36,351 charged to income.

Flight equipment under operating leases with a net book value of $60,780 was transferred to Lease receivable and other assets, with $10,400 recorded in income, to record proceeds receivable for the total loss of two aircraft.

$36,799 of Deposits on flight equipment purchases were applied to Acquisition of flight equipment under operating leases.

2009:

$419,937 of Deposits on flight equipment purchases were applied to Acquisition of flight equipment under operating leases. Three aircraft with a cumulative net book value of $59,130 were reclassified as sales-type leases.

An aircraft's net book value of $23,787 and released overhaul reserves in the amount of $6,891 were reclassified to Lease receivables and other assets of $33,223 to reflect pending proceeds from the loss of an aircraft. The receivable of $33,223 was paid in full in the third quarter and is included in Proceeds from disposal of flight equipment.

An aircraft's net book value of $10,521 was reclassified to Lease receivables and other assets in the amount of $2,400 with a $7,366 charge to income when reclassified to an asset held for sale.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Organization:    International Lease Finance Corporation's (the "Company," "ILFC," "management," "we," "our," "us") primary business operation is to acquire new commercial aircraft from aircraft manufacturers and other parties and lease those aircraft to airlines throughout the world. We also lease engines and sell aircraft and engine parts. In addition, we provide fleet management services to investors and/or owners of aircraft portfolios for a management fee and offer supply chain solutions to our customers. At times, we sell aircraft or engines from our leased aircraft fleet to other leasing companies, financial services companies, and airlines. We provide part-out and engine leasing services through our AeroTurbine subsidiary. We have also provided asset value guarantees and a limited number of loan guarantees to buyers of aircraft or to financial institutions for a fee. We execute our leasing, financing, and parts and supply chain solutions operations through a variety of subsidiaries and Variable Interest Entities ("VIEs") that are consolidated in our financial statements. In terms of the number and value of transactions concluded, we are a major owner-lessor of commercial jet aircraft.

        Parent Company:    ILFC is an indirect wholly-owned subsidiary of American International Group, Inc. ("AIG"). AIG is a holding company which, through its subsidiaries, is primarily engaged in a broad range of insurance and insurance-related activities in the United States of America ("U.S.") and abroad. AIG's primary activities include both general and life insurance and retirement services operations. Other significant activities include financial services.

Note A—Basis of Preparation

        ILFC was acquired by AIG in 1990. When AIG purchased ILFC, in accordance with the purchase accounting method under GAAP, AIG established a new basis for ILFC's assets and liabilities in AIG's consolidated financial statements based on the fair value of ILFC's assets and liabilities at the time of the acquisition. Following the acquisition, ILFC continued to issue its separate standalone financial statements, and did not "push down" the new basis for its assets and liabilities established by AIG at the time of the acquisition. Instead, ILFC maintained its historical basis in its assets and liabilities. The reporting basis for ILFC's assets and liabilities included in the consolidated financial statements of AIG therefore was different from the reporting basis for ILFC's assets and liabilities included in ILFC's previously reported separate standalone financial statements. In contemplation of a potential future partial or complete divestiture of ILFC by AIG, ILFC has elected, for all periods presented, to reflect AIG's basis in the assets acquired and liabilities assumed in connection with AIG's acquisition of ILFC.

        The consolidated financial statements and financial information of ILFC reported prior to this Form 10-K are not directly comparable to the financial statements and financial information of ILFC included in this report as a result of the above-mentioned change in accounting principle. The differences relate to basis differences in flight equipment under operating leases which affect accumulated depreciation and related depreciation expense, aircraft impairment charges and fair value adjustments, flight equipment marketing and gain on aircraft sales, interest and other income, deferred taxes and related tax provisions, net income, paid-in capital, retained earnings and total shareholders' equity. The

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note A—Basis of Preparation (Continued)

impact of this adoption on ILFC's consolidated balance sheets and statements of operations at and for the years ended December 31, 2010 and 2009 is presented below.

	2010		2009
	Previously Reported	Adjusted for New Basis	Previously Reported	Adjusted for New Basis
	(Dollars in thousands)
Consolidated Balance Sheets
Flight equipment under operating leases	$51,646,586	$51,408,800	$57,718,323	$58,020,001
Accumulated depreciation	13,120,421	12,893,421	13,788,522	13,928,218
Total flight equipment under operating leases	38,526,165	38,515,379	43,929,801	44,091,783
Total assets	43,318,846	43,308,060	45,967,042	46,129,024
Deferred income taxes	4,663,939	4,660,150	4,881,558	4,938,627
Paid-in capital	606,367	1,251,225	603,542	1,248,400
Retained earnings	6,530,999	5,879,144	6,931,258	6,391,313
Total shareholders' equity	8,232,004	8,225,007	8,550,176	8,655,089
Consolidated Statements of Operations
Flight equipment marketing and gain on aircraft sales	10,637	10,637	15,536	12,966
Revenue and other income	61,741	61,741	58,209	55,973
Depreciation of flight equipment	1,954,883	1,963,175	1,959,448	1,968,981
Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed	550,034	552,762	34,730	35,448
Aircraft impairment charges on flight equipment held for use	948,679	1,110,427	52,938	50,884
(Loss) income before taxes	(591,868)	(764,636)	1,396,167	1,383,164
(Benefit) provision for income taxes	(208,110)	(268,968)	500,538	495,989
Net (loss) income	$(383,758)	$(495,668)	$895,629	$887,185

        The accompanying consolidated financial statements include our accounts and accounts of all other entities in which we have a controlling financial interest. See Note S—Variable Interest Entities for discussions of VIEs. All material intercompany accounts have been eliminated in consolidation.

        Results for the year ended December 31, 2011 include out of period adjustments related to prior years, which increased pre-tax income by $13.7 million, net. The out of period adjustments relate primarily to (i) forfeiture of share based deferred compensation awards for certain employees who terminated their employment with us in 2010 and (ii) the extension of deferred debt issue costs and debt discount amortization related to our subordinated debt from the scheduled call dates until the ultimate maturity date of December 21, 2065. The tax provision for the year ended December 31, 2011, includes a $6.9 million cumulative out of period adjustment relating to state deferred income taxes for Florida and Alabama that previously were not properly accrued for.

        Results for the year ended December 31, 2010, include out of period adjustments related to prior years, which decreased pre-tax income by $56.2 million. The out of period adjustments related to (i) the depreciable lives of overhaul costs that were incurred by ILFC directly over the period from 2003 to 2010,

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note A—Basis of Preparation (Continued)

and (ii) certain pension costs under a non-qualified plan covering certain ILFC employees for the service period from 1996 to 2010.

        Management has determined, after evaluating the quantitative and qualitative aspects of these out of period adjustments, that our current and prior period financial statements are not materially misstated.

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain amounts have been reclassified in the 2010 and 2009 Consolidated Statements of Operations and Statements of Cash Flows to conform to our 2011 presentation.

Note B—Summary of Significant Accounting Policies

        Principles of Consolidation:    The accompanying consolidated financial statements include the results of all entities in which we have a controlling financial interest, including VIEs for which we are the primary beneficiary ("PB"). Prior to January 1, 2010, the PB of a VIE was defined as the party with a variable interest in an entity that absorbs the majority of the expected losses of the VIE, receives the majority of the expected residual returns of the VIE, or both. On January 1, 2010, a new accounting standard became effective that changed the PB to the enterprise that has the power to direct the activities of a VIE that most significantly affect the entity's economic performance, in addition to looking at which party absorbs losses and has the right to receive benefits. See Note S—Variable Interest Entities.

        Variable Interest Entities:    We consolidate VIEs in which we have determined that we are the PB. We use judgment when determining (i) whether an entity is a VIE; (ii) who are the variable interest holders; (iii) the elements and degree of control that each variable interest holder has; (iv) ; and (v) ultimately which party is the PB. When determining which party is the PB, we perform an analysis which considers (i) the design of the VIE; (ii) the capital structure of the VIE; (iii) the contractual relationships between the variable interest holders; (iv) the nature of the entities' operations; and (v) purposes and interests of all parties involved. We continually re-evaluate whether we are the PB for VIEs in which we hold a variable interest.

        Lease Revenue:    We lease flight equipment principally under operating leases and recognize rental revenue ratably over the life of the lease. The difference between the rental revenue recognized and the cash received under the provisions of our leases is included in Lease receivables and other assets on our Consolidated Balance Sheets. Past-due rental revenue is recognized on the basis of management's assessment of collectability. Management monitors all lessees that are behind in lease payments and evaluates lessee operational and financial issues to determine the amount of rental revenue to recognize for past due amounts. Our customers make lease payments in advance and we generally recognize rental revenue only to the extent we have received payments or hold security deposits. In certain cases, leases provide for additional rental revenue based on usage. The usage may be calculated based on hourly usage or on the number of cycles operated, depending on the lease contract. A cycle is defined as one take-off and landing. The usage is typically reported monthly by the lessee. Rental revenue received under the lease agreements, but unearned, is included in Rentals received in advance on our Consolidated Balance Sheets.

        Lease revenues from the rental of flight equipment are reduced by the amortization of lease incentives, which primarily consist of our maintenance contributions to lessees in connection with the lease

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B—Summary of Significant Accounting Policies (Continued)

of used aircraft. Lease revenues from the rental of flight equipment are also reduced by payments received directly by us or by our customers from the aircraft and engine manufacturers.

        Overhaul Rentals:    Under the provisions of our leases, lessees are responsible for maintenance and repairs, including major maintenance (overhauls) over the term of the lease. Under the provisions of many of our leases, we receive overhaul rentals based on the usage of the aircraft, calculated based on number of hours or cycles operated. The usage is typically reported monthly by the lessee. For certain airframe and engine overhauls incurred by our lessees, we reimburse the lessee for costs up to, but not exceeding, related overhaul rentals that the lessee has paid to us.

        We recognize overhaul rentals received as revenue, net of estimated overhaul reimbursements. We estimate expected overhaul reimbursements during the life of the lease, which requires significant judgment. Management determines the reasonableness of the estimated future overhaul reimbursement rate considering quantitative and qualitative information including (i) changes in historical pay-out rates from period to period; (ii) trends in reimbursements made; (iii) trends in historical pay-out rates for expired leases; (iv) future estimates of pay-out rates on leases scheduled to expire in the near term; (v) changes in our business model and portfolio strategies and (vi) other factors affecting the future pay-out rates that may occur from time to time. Changes in the expected overhaul reimbursement estimate result in an adjustment to the cumulative deferred overhaul rental balance sheet amount, which is recognized in current period results. If overhaul reimbursements are different than our estimates, or if estimates of future reimbursements change, there could be a material impact on our results of operations in a given period. Except as disclosed under Capitalized Major Maintenance Costs and Lease Incentive Costs, we generally do not contribute to the cost of overhauls when we do not receive overhaul rentals. In connection with a lease of a used aircraft, we do, however, generally agree to contribute to the first major maintenance event the lessee incurs during the lease. At the time we pay the agreed upon maintenance contribution, we record the contribution against the overhaul rental deposits to the extent we have received overhaul rentals from the lessee, or against return condition deficiency deposits to the extent we have received such deposits from the prior lessee. We capitalize any amount of the actual maintenance contributions in excess of the overhaul rental deposits and payments received from lessees for deficiencies in return conditions as lease incentives and amortize the lease incentives into Rental of flight equipment over the remaining life of the lease.

        Capitalized Major Maintenance Costs:    When an aircraft is repossessed or when a lessee defaults on its lease obligations, we may be required to perform major maintenance on the aircraft. In these instances, if we have not received sufficient overhaul rentals under the lease, we capitalize the costs of the overhaul, to the extent that those costs meet the recognition criteria of an asset, and amortize those costs over the period until the next estimated overhaul event.

        Return Condition Payments:    We may receive payments from our lessees at the conclusion of a lease, rather than requiring the lessee to make the required repairs to meet return conditions. These return condition payments are generally negotiated to facilitate an efficient return of the aircraft, which generally causes the aircraft to be delivered to the next lessee in a condition less than anticipated in the lease negotiations. The return condition payments are initially recognized as a reserve for aircraft costs deferred liability on our Consolidated Balance Sheets. Any reserve for aircraft cost deferred liability amounts in excess of the follow-on lease commitments are recognized as revenue once the estimate of the follow-on commitment has been determined or when the work has been performed.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B—Summary of Significant Accounting Policies (Continued)

        In the event we do not receive return condition payments from a prior lessee, or the return condition payment is not sufficient to cover a follow-on commitment, and we agree to reimburse a lessee for certain future maintenance costs, we capitalize and amortize those costs as a reduction of lease revenue over the term of the lease.

        Lease Incentive Costs:    Amounts paid by us to lessees or other parties in connection with the lease transactions, including contributions to the lessee's first major maintenance event, in excess of overhauls received and return condition payments received, and lessee specific aircraft cabin modifications are capitalized as lease incentive costs and amortized over the term of the lease as a reduction of lease revenue.

        Flight Equipment Marketing and Gain on Aircraft Sales:    Flight equipment marketing consists of gains generated from the sale of flight equipment and commissions generated from the leasing and sales of managed aircraft. Flight equipment sales are recognized when substantially all of the risks and rewards of ownership have passed to the new owner. Retained lessee obligations, if any, are recognized as reductions to Flight equipment marketing gain at the time of the sale.

        Cash:    We consider cash and cash equivalents with original maturity dates of 90 days or less to be cash on hand and highly liquid investments. At December 31, 2011 and 2010, respectively, cash and cash equivalents consisted of cash on hand and time deposits.

        Restricted Cash:    Restricted cash consists of segregated security deposits, maintenance reserves, and rental payments related to aircraft funded under the 1999 and 2004 ECA facilities and proceeds from certain secured financings that becomes available to us as we transfer collateral to certain subsidiaries created to hold the aircraft serving as collateral, for such indebtedness. See Note K—Debt Financing.

        Foreign Currency:    Assets and liabilities denominated in foreign currencies are translated into US dollars using the exchange rates at the balance sheet date. Foreign currency transaction gains or losses are translated into US dollars at the transaction date.

        Flight Equipment under Operating Leases:    Flight equipment under operating leases is stated at cost. Purchases, major additions and modifications and interest on deposits during the construction phase are capitalized. We generally depreciate passenger aircraft using the straight-line method over a 25-year life from the date of manufacture to a 15% residual value. When we change the useful lives or residual values of our aircraft, we adjust our depreciation rates on a prospective basis.

        Based on the annual impairment assessment performed in the third quarter of 2011, we changed the estimated useful life of 140 out of production aircraft or aircraft impacted by new technology developments and changed the residual values of 127 such aircraft. In addition, we changed the useful lives of our ten freighter aircraft from 35 to 25 years. In the fourth quarter of 2011, we began to depreciate these aircraft over the remaining revised useful lives, utilizing the revised residual values, as applicable.

        Vendor Payments:    As part of the purchase of new aircraft, aircraft engines, and related equipment we will often obtain payments from our vendors in the form of cash and other consideration ("Vendor Payments"). Generally, Vendor Payments are recognized as a reduction in the purchase price of aircraft, unless facts and circumstances indicate that the Vendor Payment was provided as compensation for a service provided or a reimbursement of costs incurred by us to sell the vendor's products.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B—Summary of Significant Accounting Policies (Continued)

        Impairments on Flight Equipment Held for Use:    Management evaluates quarterly the need to perform a recoverability assessment of held for use aircraft considering the requirements under GAAP and performs this assessment at least annually for all aircraft in our fleet. Recurring recoverability assessments are performed whenever events or changes in circumstances indicate that the carrying amount of our aircraft may not be recoverable, which may require us to change our assumptions related to future estimated cash flows. These events or changes in circumstances consider potential sales, changes in contracted lease terms, changes in the status of a lease, including re-lease or not subject to lease, changes in portfolio strategies, changes in demand for a particular aircraft type and changes in economic and market circumstances. Economic and market circumstances include the risk factors affecting the airline industry.

        The undiscounted cash flows used in the recoverability assessment consist of cash flows from currently contracted leases, future projected lease cash flows, including contingent rentals and an estimated disposition value, as appropriate, for each aircraft. Management is active in the aircraft leasing industry and develops the assumptions used in the recoverability assessment. As part of our recurring recoverability assessment process, we update the critical and significant assumptions used in the recoverability assessment, including projected lease rates and terms, residual values, overhaul rental realization and aircraft holding periods. In updating these critical and significant assumptions for 2011, we considered (i) current and future expectations of the global demand for a particular aircraft type; (ii) the impact of fuel price volatility and higher average fuel prices; (iii) the growing impact of new technology aircraft; (iv) the higher production rates sustained by manufacturers for more fuel-efficient newer generation aircraft during the recent economic downturn; (v) the unfavorable impact of low rates of inflation on aircraft values; (vi) current market conditions and future industry outlook for future marketing of older mid-generation aircraft and aircraft that are out of production; (vii) decreasing number of lessees for older aircraft; (viii) new end-of-life management capabilities resulting from our acquisition of AeroTurbine; and (ix) events occurring subsequent to our balance sheet date that affected the value of our fleet. In the event that an aircraft does not meet the recoverability assessment, the aircraft will be re-measured to fair value in accordance with our Fair Value Policy resulting in an impairment charge. Our Fair Value Policy is described below under "—Fair Value Measurements." Impairment charges recognized related to our fleet held for use are classified in Selling, general and administrative, or if material, are presented separately on our Statements of Operations.

        Flight Equipment Held for Sale:    We classify aircraft as Flight equipment held for sale when all the criteria under GAAP are met. Aircraft classified as Flight equipment held for sale are recognized at the lower of their carrying amount or estimated fair value less estimated costs to sell. If the carrying value of the aircraft exceeds its estimated fair value, then a fair value adjustment is recognized in Selling, general and administrative, or if material, presented separately on our Consolidated Statements of Operations.

        Management uses judgment in evaluating these criteria. Due to the significant uncertainties of potential sale transactions, the held for sale criteria generally will not be met unless the aircraft is subject to a signed sale agreement, or management has made a specific determination and obtained appropriate approvals to sell a particular aircraft or group of aircraft. At the time aircraft are sold, or classified as Flight equipment held for sale, the cost and accumulated depreciation are removed from the related accounts and we cease recognizing depreciation expense.

        We designate an aircraft for part-out when the aircraft is subject to an executed consignment agreement. At that time we reclassify the aircraft from Flight equipment under operating leases to Lease

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B—Summary of Significant Accounting Policies (Continued)

receivables and other assets at the lower of their carrying amount or estimated fair value less estimated costs to sell. At the time aircraft are classified as parts inventory and recorded in Lease receivables and other assets, the cost and accumulated depreciation are removed from the related accounts.

        Investment in finance and sales-type leases:    If a lease meets specific criteria under GAAP at the inception of the lease, then we recognize the lease as a Net investment in finance and sales-type lease on our Consolidated Balance Sheets. For sales-type leases we de-recognize the aircraft from our Consolidated Balance Sheets and recognize the difference of the aircraft carrying value and the Net investment in finance and sales-type leases as a gain or loss in our Consolidated Statements of Operations. The amounts recognized for finance and sales-type leases consist of lease receivables, plus the estimated unguaranteed residual value of the leased flight equipment on the lease termination date, less the unearned income. The unearned income is recognized as Interest and other income in our Consolidated Statements of Operations over the lease term in a manner that produces a constant rate of return on the Net investment in finance and sales-type lease.

        Allowance for Credit Losses:    An allowance for credit losses is established if there is evidence that we will be unable to collect all amounts due according to the original contractual terms of the Net investment in finance and sales-type receivables and notes receivable ("Financing Receivables"). Financing Receivables comprise net investment in finance and sales-type leases recognized at the gross investment in the lease, less unearned income, and notes receivable recognized at cost. The allowance for credit losses is reported as a reduction of the Financing Receivables carrying value on the Consolidated Balance Sheets. Additions to the allowance for credit losses are recognized in our Consolidated Statements of Operations in Selling, general and administrative expenses, or separately in Other expenses, if material.

        Collectability of Financing Receivables is evaluated periodically and on an individual note and customer level. Notes receivables are considered impaired when we determine that it is probable that we will not be able to collect all amounts due according to the original contractual terms. Individual credit exposures are evaluated based on the realizable value of any collateral, and payment history. The estimated recoverable amount is the value of the expected future cash flows, including amounts that may be realized from the value of the collateral. Allowances for specific credit losses are established for the difference between the carrying amount and the estimated recoverable amount. The accrual of interest income based on the original terms of the Notes receivable is discontinued based on the facts and circumstances of the individual credit exposure, and any future interest income is recognized based on cash receipts. Any subsequent changes to the amounts and timing of the expected future cash flows compared with the prior estimates result in a change in the allowance for credit losses and are charged or credited to Selling general and administrative expense. An allowance is generally reversed only when cash is received in accordance with the original contractual terms of the note. A write-off of the Notes receivable is made when all hope of recoverability has been abandoned or amounts have been forgiven. Write-offs are charged against previously established allowances for credit losses. Recoveries in part or in full of amounts previously written off are credited to credit loss expense.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B—Summary of Significant Accounting Policies (Continued)

        Deferred Debt Issue Costs and Debt Discounts and Premiums:    We incur costs in connection with issuing debt. These costs are capitalized and amortized as an increase to interest expense over the life of the debt using the effective interest method. In the event that we issue debt at a discount or premium, we amortize the amount of discount or premium over the life of the debt using the effective interest method.

        Derivative Financial Instruments:    We employ a variety of derivative financial instruments to manage our exposure to interest rate risks and foreign currency risks. Derivatives are recognized on our Consolidated Balance Sheets at fair value. AIG Markets, Inc., a related party, is the counterparty to all our interest swaps and foreign currency swaps. We apply either fair value or cash flow hedge accounting when transactions meet specified criteria for hedge accounting treatment. If the derivative does not qualify for hedge accounting, the gain or loss is immediately recognized in earnings. If the derivative qualifies for hedge accounting and is designated and documented as a hedge, changes in fair value of the hedge are either recognized in income along with the change in fair value of the item being hedged for fair value hedges, or recognized in Accumulated other comprehensive income ("AOCI") to the extent the hedge is effective for cash flow hedges. We have elected to classify the cash flows from derivative instruments that have been designated as fair value or cash flow hedges in accordance with GAAP in the same category as the cash flows from the items being hedged.

        At the time the derivative is designated as a hedge, we formally document the relationship between hedging instrument and hedged item including risk management objectives and strategies for undertaking the hedge transactions. This includes linking the derivative designated as a fair value, a cash flow, or a foreign currency hedge to a specific asset or liability on the balance sheet. We also assess both at the hedge's inception and on an ongoing basis whether the hedge has been and is expected to be highly effective in offsetting changes in the fair value or cash flow of hedged item. We use the "hypothetical derivative method" when we assess the effectiveness of a hedge. When it is determined that a hedge is not or has ceased to be highly effective as a hedge, we discontinue hedge accounting, as discussed below.

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

        Inventory:    Our inventory consists primarily of engine and airframe parts and rotable and consumable parts and is included in Lease receivables and other assets on our 2011 Consolidated Balance Sheet. We value our inventory at the lower of cost or market. Cost is primarily determined using the specific identification method for individual part purchases and on an allocated basis for engines and aircraft purchased for disassembly and bulk inventory purchases. Costs are allocated using the relationship of the cost of the engine, aircraft or bulk inventory purchase to the estimated retail sales value at the time of purchase. At the time of sale, this ratio is applied to the sales price of each individual part to determine its cost. We evaluate this ratio based on periodic analysis and if necessary, update sales estimates and make adjustments to this ratio. Generally, inventory that is held for more than four years is considered excess inventory and its carrying value is zero.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B—Summary of Significant Accounting Policies (Continued)

        Goodwill and Other Acquired Intangible Assets:    As a result of our acquisition of AeroTurbine, we recognized goodwill and other intangible assets. Goodwill represents the excess of the cost of the fair value of the acquired business over the net of the fair value of identifiable assets acquired. Goodwill is not amortized, but is subject to impairment testing annually or more often when events or circumstances indicate that it is more likely than not it is impaired. We amortize the cost of other acquired intangible assets over their estimated useful lives on a straight-line basis. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on discounted cash flows. Goodwill and other acquired intangible assets are included in Lease receivables and other assets on our 2011 Consolidated Balance Sheet.

        Other Comprehensive Income (Loss):    We report gains and losses associated with changes in the fair value of derivatives designated as cash flow hedges and unrealized gains and losses on marketable securities classified as "available-for-sale" in comprehensive income or loss.

        Guarantees:    We recognize the guarantee fee paid to us as the initial carrying value of the guarantee which is included in Accrued interest and other payables on our Consolidated Balance Sheets. Since the amount received represents the market rate that would be charged for similar agreements, management believes that the carrying value approximates the fair value of these instruments at the date of issuance of the guarantee. The fee received is amortized into Flight equipment marketing and gain on aircraft sales over the guarantee period. When it becomes probable that we will be required to perform under a guarantee, we cease recognition of the guarantee fee income and accrue a liability, if it is reasonably estimable, measured as the shortfall between the fair value and the guaranteed value of the aircraft. We reverse the liability only when there is no further exposure under the guarantee. See Note R—Commitments and Contingencies for more information on guarantees.

        Fair Value Measurements:    Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We measure the fair value of our derivatives on a recurring basis and measure the fair values of aircraft, investment in finance and sales-type leases and asset value guarantees on a non-recurring basis. See Note T—Fair Value Measurements for more information on fair value.

        Income Taxes:    ILFC is included in the consolidated federal income tax return of AIG as well as certain state tax returns where AIG files on a combined/unitary basis. Our provision for federal income taxes is calculated on a separate return basis, adjusted to give recognition to the effects of net operating losses, foreign tax credits and other tax benefits to the extent we estimate that they would be realizable in AIG's consolidated federal income tax return. Under our tax sharing agreement with AIG, we settle our current tax liability as if ILFC and its subsidiaries are each a separate standalone taxpayer. Thus, AIG credits us to the extent our net operating losses, foreign tax credits and other tax benefits (calculated on a separate return basis) are used in AIG's consolidated tax return and charges us to the extent of our tax liability (calculated on a separate return basis). To the extent the benefit of a net operating loss is not utilized in AIG's consolidated federal income tax return, AIG reimburses us upon the expiration of the loss carry-forward period as long as we are still included in AIG's consolidated federal income tax return and the benefit would have been utilized if we had filed a separate consolidated federal income tax return. Our provision for state income taxes includes California, in which we file with AIG using the unitary apportionment factors, and certain other states, in which we file separate tax returns.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B—Summary of Significant Accounting Policies (Continued)

        We calculate our provision for income taxes using the asset and liability method. This method considers the future tax consequences of temporary differences between the financial reporting and the tax basis of assets and liabilities measured using currently enacted tax rates. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        We recognize an uncertain tax benefit only to the extent that it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

        Stock-based Compensation:    We participate in AIG's share-based payment and liability award programs and our share of the calculated costs is allocated to us by AIG. Compensation expense is recognized over the period during which an employee is required to provide service in exchange for the share-based payment. See Note Q—Employee Benefit Plans.

  Recent Accounting Pronouncements:

        We adopted the following accounting standards during 2011:

  A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring

        In April 2011, the Financial Accounting Standards Board ("FASB") issued an accounting standard update that amends the guidance for a creditor's evaluation of whether a restructuring is a troubled debt restructuring and requires additional disclosures about a creditor's troubled debt restructuring activities. The new standard clarifies the existing guidance on the two criteria used by creditors to determine whether a modification or restructuring is a troubled debt restructuring: (i) whether the creditor has granted a concession and (ii) whether the debtor is experiencing financial difficulties. We adopted the standard in the third quarter of 2011. The standard requires us to apply the guidance retrospectively for all modifications and restructuring activities that have occurred since January 1, 2011. For receivables that are considered newly impaired under the guidance, the standard requires us to measure the impairment of those receivables prospectively. This standard does not apply to the initial restructuring of an operating lease. In addition, the standard requires us to provide disclosures about troubled debt restructuring activities. The adoption of this standard had no effect on our financial position, results of operations or cash flows because we have not had any troubled debt restructurings during 2011.

  Presentation of Comprehensive Income

        In June 2011, the FASB issued an accounting standard update that requires the presentation of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components, followed consecutively by a second statement that presents total other comprehensive income and its components. This presentation was effective on January 1, 2012, and is required to be applied retrospectively. Early adoption is permitted. We elected early adoption of this standard, and, as a result, incorporated the two-statement approach to present comprehensive income.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B—Summary of Significant Accounting Policies (Continued)

  Future Application of Accounting Standards:

  Common Fair Value Measurements and Disclosure Requirements in GAAP and IFRS

        In May 2011, the FASB issued an accounting standard update that amends certain aspects of the fair value measurement guidance in GAAP, primarily to achieve the FASB's objective of a converged definition of fair value and substantially converged measurement and disclosure guidance with IFRS. Consequently, as of January 1, 2012, when the new standard became effective, GAAP and IFRS are consistent, with certain exceptions including the accounting for day one gains and losses, measuring the fair value of alternative investments measured on a net asset value basis and certain disclosure requirements.

        The new standard's fair value guidance applies to all companies that measure assets, liabilities, or instruments classified in shareholders' equity at fair value or provide fair value disclosures for items not recognized at fair value. While many of the amendments to GAAP are not expected to significantly affect current practice, the guidance clarifies how a principal market is determined, addresses the fair value measurement of financial instruments with offsetting market or counterparty credit risks and the concept of valuation premise (i.e., in-use or in exchange) and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and requires additional disclosures.

        The new standard will be effective for us for interim and annual periods beginning on January 1, 2012. If different fair value measurements result from applying the new standard, we will recognize the difference in the period of adoption as a change in estimate. The new disclosure requirements must be applied prospectively. In the period of adoption, we will disclose any changes in valuation techniques and related inputs resulting from application of the amendments and quantify the total effect, if material. We are assessing the effect of the new standard on our consolidated statements of financial position, results of operations and cash flows.

  Testing Goodwill for Impairment

        In September 2011, the FASB issued an accounting standard that amends the approach to testing goodwill for impairment. The new standard simplifies how entities test goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative, two-step goodwill impairment test. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. ILFC will adopt the new standard in conjunction with its annual goodwill impairment test to be performed for the year ended December 31, 2012. The adoption of the new standard will not affect ILFC's consolidated financial condition, results of operations or cash flows.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B—Summary of Significant Accounting Policies (Continued)

        We adopted the following accounting standards during 2010:

  Accounting for Transfers of Financial Assets

        In June 2009, the Financial Accounting Standards Board ("FASB") issued an accounting standard addressing transfers of financial assets that, among other things, removes the concept of a qualifying special-purpose entity ("QSPE") from the FASB Accounting Standards Codification ("ASC") and removes the exception from applying the consolidation rules to QSPEs. The new standard was effective for interim and annual periods beginning on January 1, 2010. Earlier application was prohibited. The adoption of the new standard had no effect on our consolidated financial position, results of operations, or cash flows, as we are not involved with any QSPEs.

  Consolidation of Variable Interest Entities

        In June 2009, the FASB issued an accounting standard that amended the rules addressing the consolidation of VIEs, with an approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly affect the entity's economic performance and has (i) the obligation to absorb losses of the entity or (ii) the right to receive benefits from the entity that are potentially significant to the VIE. The new standard also requires enhanced financial reporting by enterprises involved with VIEs. The new standard was effective for interim and annual periods beginning on January 1, 2010, with earlier application prohibited. We determined that we were not involved with any VIEs that were not previously consolidated and had to be consolidated as a result of the adoption of this standard. However, we determined that we do not control the activities that significantly impact the economic performance of ten of the VIEs that were previously consolidated. Accordingly, on January 1, 2010, we deconsolidated these entities and we removed from our consolidated balance sheet Assets of VIEs and Liabilities of VIEs of $79.7 million and $6.5 million, respectively. The assets and liabilities of these entities were previously reflected on our Consolidated Balance Sheet at December 31, 2009. As a result of the adoption of this standard, we recognized a $15.9 million charge, net of tax, to beginning retained earnings on January 1, 2010. See Note S—Variable Interest Entities.

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

Note B—Summary of Significant Accounting Policies (Continued)

        We adopted the following accounting standards during 2009:

        Business Combinations:    In December 2007, the FASB issued an accounting standard that changed the accounting for business combinations in a number of ways, including broadening the transactions or events that are considered business combinations; requiring an acquirer to recognize 100% of the fair value of certain assets acquired, liabilities assumed, and non-controlling (i.e., minority) interests; and recognizing contingent consideration arrangements at their acquisition-date fair values with subsequent changes in fair value generally reflected in income, among other changes. We adopted the new standard for business combinations for which the acquisition date is on or after January 1, 2009. Our adoption of this guidance did not have any effect on our consolidated financial position, results of operations or cash flows, but may have an effect on the accounting for future business combinations.

        Non-controlling Interests in Consolidated Financial Statements:    In December 2007, the FASB issued an accounting standard that requires non-controlling (i.e., minority) interests in partially owned consolidated subsidiaries to be classified in the consolidated balance sheet as a separate component of equity, or in the mezzanine section of the balance sheet (between liabilities and equity) if such interests do not qualify for "permanent equity" classification. The new standard also specifies the accounting for subsequent acquisitions and sales of non- controlling interests and how non-controlling interests should be presented in the consolidated statement of operations. The non-controlling interests' share of subsidiary income (loss) should be reported as a part of consolidated net income (loss) with disclosure of the attribution of consolidated net income to the controlling and non-controlling interests on the face of the consolidated statement of operations. This new standard became effective for us beginning with financial statements issued for the first quarter of 2009. This standard had to be adopted prospectively, except that non-controlling interests should be reclassified from liabilities to a separate component of shareholders' equity and consolidated net income should be recast to include net income attributable to both the controlling and non-controlling interests retrospectively. We had no recognized minority interest in our consolidated VIEs and therefore the adoption of this accounting standard did not have any effect on our consolidated financial position, results of operations or cash flows.

        Disclosures about Derivative Instruments and Hedging Activities:    In March 2008, the FASB issued an accounting standard that requires enhanced disclosures about (i) how and why a company uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for; and (iii) how derivative instruments and related hedged items affect a company's consolidated financial condition, results of operations, and cash flows. We adopted the new standard for the interim period ended March 31, 2009. Because this new accounting standard only requires additional disclosures about derivatives, it did not have any effect on our consolidated financial position, results of operations, or cash flows. See Note U—Derivative Financial Instruments herein for related disclosures.

        Employers' Disclosures about Postretirement Benefit Plan Assets:    In December 2008, the FASB issued an accounting standard that requires more detailed disclosures about an employer's plan assets, including the employer's investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair values of plan assets. We adopted this standard for the annual period ended December 31, 2009. Because this standard only requires additional disclosures, it did not have any effect on our consolidated financial position, results of operations, or cash flows. See Note Q—Employee Benefit Plans.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B—Summary of Significant Accounting Policies (Continued)

        Disclosures about Transfers of Financial Assets and Variable Interest Entities:    In December 2008, the FASB issued an accounting standard that amends and expands the disclosure requirements regarding transfers of financial assets and a company's involvement with VIEs. The standard was effective for interim and annual periods ending after December 15, 2008. Because this standard only requires additional disclosures, it did not have any effect on our consolidated financial position, results of operations, or cash flows. See Note S—Variable Interest Entities.

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

Note B—Summary of Significant Accounting Policies (Continued)

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

        Measuring Liabilities at Fair Value:    In August 2009, the FASB issued an accounting standards update to clarify how the fair value measurement principles should be applied when measuring liabilities carried at fair value. The update explains how to prioritize market inputs in measuring liabilities at fair value and what adjustments to market inputs are appropriate for debt obligations that are restricted from being transferred to another obligor. The update is effective for interim and annual periods ending after December 15, 2009. We adopted this standard for the annual period ended December 31, 2009. The adoption of the update did not have any effect on our consolidated financial position, results of operations or cash flows, but affected the way we value our debt when disclosing its fair value. See Note V—Fair Value Disclosures of Financial Instruments.

Note C—Business Combinations

        On October 7, 2011, ILFC acquired all of the issued and outstanding shares of capital stock of AeroTurbine, Inc. ("AeroTurbine") from AerCap Holdings N.V. for an aggregate cash purchase price of $228 million and the assumption of outstanding debt. The AeroTurbine acquisition was recorded as a business combination in accordance with GAAP. AeroTurbine is a provider of certified aircraft engines, aircraft and engine parts and supply chain solutions. This acquisition is expected to further maximize the value of our aircraft by providing us with in-house part-out and engine leasing capabilities. Additionally, this acquisition enables us to provide a differentiated fleet management product and service offering to our airline customers as they transition out of aging aircraft.

        The following table summarizes the preliminary purchase price allocation (in millions):

Consideration:
Cash	$228
Debt financing	299

Total	$527

Allocation of the Purchase Price:
Cash	$90
Flight equipment under operating leases	241
Lease receivables and other assets	249 (a)
Accrued interest and other payables	(36)
Security deposits, overhaul rentals and other customer deposits	(23)
Rentals received in advance	(2)
Deferred income taxes	8

Total	$527

(a)
Includes Goodwill of $15.6 million.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note C—Business Combinations (Continued)

        The results of AeroTurbine from October 7, 2011, are included in the accompanying consolidated financial statements. Pro forma effects on revenue and earnings are not disclosed for the current or comparable prior periods, as the amounts are immaterial to our consolidated financial statements as a whole. Accordingly, AeroTurbine is also not considered a segment because it is not material to our financial statements.

Note D—Related Party Transactions

        Related Party Allocations and Fees:    We are party to cost sharing agreements, including a tax sharing agreement, with AIG. Generally, these agreements provide for the allocation of corporate costs based upon a proportional allocation of costs to all subsidiaries. We also pay other subsidiaries of AIG a fee related to management services provided for certain of our foreign subsidiaries and we earn management fees from two trusts consolidated by AIG for the management of aircraft we sold to the trusts in prior years. ILFC is included in the consolidated federal income tax return of AIG as well as certain state tax returns where AIG files on a combined/unitary basis. Settlements with AIG for taxes are determined in accordance with our tax sharing agreements. In March 2010, we paid AIG $85 million that was due and payable on a loan related to certain transactions during 2002 and 2003 that accomplished AIG's overall tax planning objectives.

        Loans from AIG Funding Inc.:    We borrowed $3.9 billion from AIG Funding, a subsidiary of AIG, in 2009 to assist in funding our liquidity needs. On August 20, 2010, we prepaid in full the principal balance of approximately $3.9 billion plus accrued interest. See Note K—Debt Financing.

        Expenses Paid by AIG on Our Behalf.    We recorded $(8.0) million, $2.8 million and $3.3 million in Additional paid in capital for the years ended December 31, 2011, 2010 and 2009, respectively, for compensation and other expenses paid by AIG on our behalf for which we were not required to pay. See Note M—Shareholders' Equity.

        Derivatives and Insurance Premiums:    The counterparty of all of our interest rate swap and foreign currency swap agreements as of December 31, 2011 was AIG Markets, Inc., a wholly-owned subsidiary of AIG. See Note T—Fair Value Measurements and Note U—Derivative Financial Instruments. In addition, we purchase insurance through a broker who may place part of our policies with AIG. Total insurance premiums were $7.9 million, $7.3 million and $6.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note D—Related Party Transactions (Continued)

        Our financial statements include the following amounts involving related parties:

Statement of Operations	2011	2010	2009
	(Dollars in thousands)
Expense (income):
Interest expense on loan from AIG	$—	$157,926	$100,504
Effect from derivatives on contracts with AIGFP novated to AIG Markets, Inc.(a)	8,414	45,725	(22,097)
Interest on derivative contracts with AIGFP novated to AIG Markets, Inc.	50,043	91,988	86,327
Lease revenue related to hedging of lease receipts with AIGFP(a)	—	224	723
Allocation of corporate costs from AIG	(1,246)	30,512	8,683
Management fees received	(9,323)	(9,429)	(9,457)
Management fees paid to subsidiaries of AIG	94	425	910

	December 31,
Balance Sheet	2011	2010
	(Dollars in thousands)
Asset (liability):
Derivative assets, net(a)	$(31,756)	$58,187
Current income taxes and other tax liabilities (payable) to AIG(b)	(279,441)	(108,784)
Accrued corporate costs payable to AIG	(21,672)	(20,753)

(a)
See Note U — Derivative Financial Instruments for all derivative transactions

(b)
Approximately $58.5 million and $10.1 million were paid to AIG for ILFC tax liability for the years ended December 31, 2011 and 2010, respectively.

Note E—Interest and Other Income

	2011	2010	2009
	(Dollars in thousands)
Interest	$11,621	$20,276	$20,415
Management fee income	10,202	10,764	10,655
AeroTurbine revenue(a)
Engines, parts and supplies	71,778	—	—
Cost of sales	(62,070)	—	—

	9,708	—	—

Other	26,379	30,702	27,139

Total	$57,910	$61,742	$58,209

(a)
Other income for 2011 includes revenue from sales by AeroTurbine of engines, aircraft and parts, presented net of cost of sales on our consolidated statement of income, since our acquisition date of AeroTurbine of October 7, 2011.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note F—Aircraft Impairment Charges on Flight Equipment Held for Use

        We recorded the following impairment charges on flight equipment held for use during the years ended December 31, 2011, 2010 and 2009.

	December 31,
	2011			2010		2009
	Aircraft Impaired or Adjusted		Impairment Charges and Fair Value Adjustments	Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments	Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments
	(Dollars in millions)
Impairment charges on aircraft held for use due to Airbus announcement of its neo aircraft	—		$—	61	$602.3	—	$—
Impairment charges on aircraft due to recurring assessments	97	(a)	1,523.3	21	508.1	3	50.9
Impairment charges on aircraft under lease with customers that ceased operations	3	(b)	43.9	0	—	—	—

Total Impairment charges on flight equipment held for use	100		$1,567.2	82	$1,110.4	3	$50.9

(a)
Includes impairments on one aircraft owned by our AeroTurbine subsidiary.

(b)
Number of aircraft does not include two aircraft upon which impairment charges had been recorded earlier in 2011.

  For the year ended December 31, 2011

        Management uses its judgment when determining the assumptions used in the recoverability analysis, taking into consideration historical data, current macro-economic and industry trends and conditions, any changes in management's holding period intent for any aircraft and any events happening before the issuance of financial statements that management needs to consider, including subsequent lessee bankruptcies.

        In updating these critical and significant assumptions used in our recoverability assessment for 2011, we considered:

        Market Conditions:    We considered current and future expectations of the global demand for a particular aircraft type and historical experience in the aircraft leasing market and aviation industry, as well as information received from third party sources. Factors taken into account included the impact of fuel price volatility and higher average fuel prices; the growing impact of new technology aircraft (announcements, deliveries and order backlog) on current and future demand for mid-generation aircraft; the higher production rates sustained by manufacturers for more fuel-efficient newer generation aircraft during the recent economic downturn; the unfavorable impact of low rates of inflation on aircraft values; current market conditions and future industry outlook for future marketing of older mid-generation aircraft and aircraft that are out of production; and a decreasing number of lessees for older aircraft.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note F—Aircraft Impairment Charges on Flight Equipment Held for Use (Continued)

        Portfolio Management Strategy:    We took into account our new end-of-life management capabilities resulting from our acquisition of AeroTurbine, which we completed on October 7, 2011. The acquisition of AeroTurbine provides us with increased choices in managing the end-of-life of aircraft in our fleet and makes the part-out of an aircraft a more economically and commercially viable option by bringing the requisite capabilities in-house and eliminating the payment of commissions to third parties. While our overall business model has not changed, our expectation of how we may manage specific aircraft that are out of production, or specific aircraft that have been impacted by new technology developments, has changed due to the AeroTurbine acquisition. Parting-out aircraft also enables us to retain greater cash flows from an aircraft during the last cycle of its life by allowing us to eliminate certain maintenance costs and realize higher net overhaul revenues resulting in changes in cash flow assumptions.

        Subsequent Events:    We also considered events subsequent to December 31, 2011, in evaluating the recoverability of our fleet as of December 31, 2011. Specifically, four of our customers, including one with two separate operating certificates, declared bankruptcy or ceased operations subsequent to December 31, 2011. We took into account lessee non-performance, as well as management's expectation of whether to re-lease or part-out the aircraft, which changed the projected lease cash flows of the affected aircraft.

        The result of the assessment based on our updated assumptions indicated that the book values of 95 aircraft were not fully recoverable, and these aircraft were deemed impaired. Most of the aircraft reviewed were in the second half of their estimated 25-year useful life, and were aircraft that are out of production, or have been impacted by new technology developments. We recorded impairment charges aggregating $1.6 billion related to 100 impaired aircraft for the year ended December 31, 2011. Of the $1.6 billion in impairment charges recognized, $43.9 million related to repossessions and early returns of aircraft that were leased to airlines that ceased operations subsequent to December 31, 2011.

        Subsequent to December 31, 2011, four of our customers, including one with two separate operating certificates, declared bankruptcy or ceased operations or its equivalent. As a result, we performed a revised analysis of the recoverability of all aircraft that were under lease with these customers, and determined that the book value of three additional aircraft was not fully recoverable.

  For the year ended December 31, 2010

        During the year ended December 31, 2010, we recorded the following impairments to our fleet held for use:

  •
  At the end of the third quarter of 2010, we had 13 passenger configured 747-400s and 11 A321-100s in our fleet. After consideration of then current marketplace factors, management's estimate of the future lease rates for 747-400s and A321-100s had declined significantly. The decline in expected lease rates for the 747-400s was due to a number of unfavorable trends, including lower overall demand, as airlines replace their 747-400s with more efficient newer generation widebody aircraft. As a result, the global supply of 747-400 aircraft that were for sale, or idle, had increased. It was expected that these unfavorable trends would persist and that the global supply of 747-400s that were for sale or idle would continue to increase in the future. The decline in A321-100 lease rates was primarily due to continued and accelerated decrease in demand for this aircraft type, which is attributable to its age and limited mission application. As a result of the decline in lease rates, seven 747-400s, five A321-100s, and four other aircraft in our fleet held for use were deemed impaired in the third quarter of 2010 when we performed our assessments. As a result, we recorded impairment

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note F—Aircraft Impairment Charges on Flight Equipment Held for Use (Continued)

    charges aggregating $417.7 million to write these aircraft down to their respective fair values. The estimated undiscounted cash flows on the remaining six 747-400s and six A321-100s supported the carrying value of those aircraft. The fair value of flight equipment is determined using an income approach based on the present value of cash flows from contractual lease agreements, contingent rentals where appropriate, and projected future lease payments, which extend to the end of the aircraft's economic life in its highest and best use configuration, as well as a disposition value, based on the expectations of market participants.

  •
  On December 1, 2010, Airbus S.A.S. ("Airbus") announced the new narrowbody neo aircraft with new fuel-efficient geared turbofan engine options. The re-engineered aircraft is expected to provide up to 15% fuel savings and greater range or more payload capacity. Airbus expects to start deliveries of the neo aircraft in 2016. At December 31, 2010, we had identified approximately 78 narrowbody aircraft with first generation engines that may be negatively impacted by the introduction of narrowbody neo aircraft equipped with the new engines and, as part of our on-going fleet assessment, we performed a recoverability analysis on those aircraft, using revised cash flow assumptions. Based on the recoverability analysis, 61 of these 78 aircraft were deemed impaired and we recorded impairment charges of approximately $602.3 million.

  •
  At the end of the fourth quarter of 2010, we performed a recoverability assessment of our entire fleet. The results of this assessment indicated that five aircraft were not recoverable and were deemed impaired as of December 31, 2010. As a result, we performed a fair value analysis and recorded impairment charges of $82.3 million in the fourth quarter 2010.

  •
  We recorded an impairment charge of $8.1 million relating to an aircraft that was subject to litigation. The aircraft was subsequently designated for part-out and removed from our fleet held for use.

  For the year ended December 31, 2009

        Impairment charges on flight equipment held for use for the year ended December 31, 2009 were $50.9 million. As the result of a recoverability analysis performed during the fourth quarter of 2009, it was deemed that the carrying value of three aircraft in our fleet were not recoverable. As such, fair value estimates were calculated on all three aircraft, and impairment charges were recorded to reduce the carrying value of these aircraft to their respective fair values.

  Change in Accounting Estimate

        In the third quarter of 2011, when we performed our full fleet annual assessment of aircraft recoverability, management evaluated and updated many key assumptions regarding our fleet, including the holding period, residual value and end-of-life options of aircraft that are out of production, or aircraft impacted by new technology developments. Management concluded that we currently expect to dispose of certain aircraft prior to the conclusion of their previously estimated useful lives. As discussed above, our decision for changing the estimated useful lives and/or residual values of these aircraft were based on recent developments and, in part, on our acquisition of AeroTurbine, which we completed on October 7, 2011, which will give us economically viable disposal options with the in-house capability to part-out aircraft. Our annual assessment identified 239 aircraft that were either aircraft out of production or impacted by new technology developments. Out of these 239 aircraft, we changed the estimated useful life of 140 aircraft beginning in the fourth quarter of 2011. The aggregate net book value of the 239 aircraft at

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note F—Aircraft Impairment Charges on Flight Equipment Held for Use (Continued)

December 31, 2011, subsequent to impairments recorded, was $6.2 billion. We also changed the estimated useful life of our ten freighter aircraft from 35 years to 25 years, primarily due to the prospect of more fuel-efficient wide-body aircraft entering the market place, which will diminish demand for older freighters in the future.

        The revisions in our estimates used in the calculation of depreciation expense will accelerate the future depreciation on the above mentioned aircraft, which will be partly offset by the reduction in carrying value due to impairment charges recorded on many of these aircraft through December 31, 2011. As a result of these factors, our depreciation expense increased for these aircraft by approximately $23 million in the fourth quarter of 2011, as compared to the three months ended September 30, 2011. Further, over time, future depreciation is expected to decrease as these aircraft reach the end of their holding periods. We estimate an annual increase in depreciation for the year ended December 31, 2012, of approximately $24 million for these aircraft.

Note G—Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed

        From time to time we will dispose of aircraft from our fleet held for use prior to the conclusion of their useful life, most frequently through either a sale or part-out. As part of the recurring assessment of our fleet, management assesses potential transactions and the likelihood that each individual aircraft will continue to be held for use as part of our leased fleet, or if the aircraft will be disposed as mentioned above. If management determines that it is more likely than not that an aircraft will be disposed of through either a sale or part-out as a result of a potential transaction, the aircraft, if impaired, is recorded at the lower of fair market value or its current carrying value, with any necessary adjustments recorded in income. Further, if the aircraft meets the criteria to be classified as Flight equipment held for sale, we will reclassify the aircraft from Flight equipment under operating leases into Flight equipment held for sale (subsequent to recording any necessary impairment charges or fair value adjustments).

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note G—Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed (Continued)

        We reported the following impairment charges and fair value adjustments on flight equipment sold or to be disposed during the years ended December 31, 2011, 2010 and 2009.

	December 31,
	2011		2010		2009
	Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments	Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments	Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments
	(Dollars in millions)
Impairment charges and fair value adjustments of aircraft likely to be sold or sold	17	$163.1	15	$155.1	5	$24.9
Fair value adjustments on held for sale aircraft sold or transferred from held for sale back to flight equipment under operating leases(a)	10	(3.7)	60	372.1	2	10.5
Impairment charges on aircraft designated for part-out	3	10.9	2	25.6	—	—

Total Impairment charges and fair value adjustments on flight equipment sold or to be disposed	30	$170.3	77	$552.8	7	$35.4

(a)
Included in these amounts are net positive fair value adjustments related to aircraft previously held for sale, but which no longer met such criteria and were subsequently reclassified to Flight equipment under operating leases. Also included in these amounts are net positive fair value adjustments related to sales price adjustments related to aircraft that were previously held for sale and sold during periods presented.

  Year ended December 31, 2011

        Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed totaled $170.3 million for the year ended December 31, 2011, due to the following factors:

  •
  $163.1 million of impairment charges and fair value adjustments were recorded relating to (i) fair value adjustments aggregating $71.4 million on six aircraft sold to third parties from our fleet held for use; and (ii) impairment charges of $91.7 million on 11 aircraft that we were in negotiations with third parties to sell and we deemed more likely than not to be sold, but did not meet the criteria required to be classified as Flight equipment held for sale.

  •
  $3.7 million of net positive fair value adjustments were recorded on aircraft reclassified to or from Flight equipment held for sale.

  •
  $10.9 million of impairment charges were recorded due to the designation of three aircraft for part-out to record the parts at their fair value. Subsequent to the designation, one aircraft was sold to a third party through a sales-type lease and is included in Notes receivable, net of allowance, and

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note G—Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed (Continued)

    net investment in finance and sales-type leases and the value of the parts for the remaining two aircraft is included in Lease receivables and other assets on our Consolidated Balance Sheet.

  Year ended December 31, 2010

        Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed totaled $552.8 million for the year ended December 31, 2010, due to the following factors:

  •
  $57.4 million of impairment charges were recorded on seven aircraft that we were in negotiations with third parties to sell and we deemed more likely than not to be sold, but did not meet the criteria required to be classified as Flight equipment held for sale. In addition, we recorded fair value adjustments of $97.7 million in connection with the sale of eight aircraft, two of which were accounted for as sales type leases.

  •
  $372.1 million of impairment charges were recorded on 60 aircraft reclassified to Flight equipment held for sale. On April 13, 2010, to generate liquidity to repay maturing debt obligations, we signed an agreement to sell 53 aircraft from our existing fleet to a third party for an aggregate purchase price of approximately $2.0 billion. On July 6, 2010, we signed an agreement to sell an additional six aircraft to another third party. As of December 31, 2010, 59 of the 60 aircraft met the criteria to be recorded as Flight equipment held for sale or were sold. During the year ended December 31, 2010, we reclassified one additional aircraft to Flight equipment held for sale.

  •
  $25.6 million of impairment charges were recorded due to the designation of two aircraft for part-out to record the parts at their fair value. The value of the parts is included in Lease receivables and other assets on our Consolidated Balance Sheet.

Year ended December 31, 2009

        During the year ended December 31, 2009 we recorded fair value adjustments of $35.4 million when seven aircraft in our fleet held for use were agreed to be sold.

Note H—Other Expenses

        During the year ended December 31, 2011 we recognized a $20 million expense related to the cancellation of an aircraft engine order. We offset the economic effect of the $20 million expense by negotiating with our manufacturer vendors to recover these costs. The recovery was in two payments. One of these payments is related to a 2007 agreement with one manufacturer for us to extend our evaluation period of aircraft under order until at least 2010. This payment was contingent upon our cancelling of the aircraft order and was not contingent on placing any new order with the manufacturer. As a result of the cancellation of such aircraft order in March 2011, we recorded the related payment receivable of $10 million in Interest and other income in the Consolidated Statement of Operations for the year ended December 31, 2011. The second payment of $10 million is related to an agreement with another manufacturer, which among other contractual terms, includes a provision to reimburse us for the remaining costs associated with the March 2011 order cancellation. The reimbursement payment will be recognized as a reduction of the cost basis of future aircraft deliveries, as we determined the payment to be connected with the purchase of such aircraft. In addition to this charge, for the year ended December 31, 2011, Other expenses include $21.9 million resulting from reserves recorded on three notes receivable, and

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note H—Other Expenses (Continued)

$23.0 million resulting from reserves recorded on two finance and sales-type leases. These amounts are partially offset by approximately $3.0 million aggregated lease related income, net of lease charges.

        Other expenses for the year ended December 31, 2010, consisted of $91.2 million of aggregated lease related costs we expensed as a result of agreements to sell leased aircraft to third parties.

Note I—Lease Receivables and Other Assets

        At December 31, 2011, Lease receivables and other assets consist of the following:

	2011	2010
	(Dollars in thousands)
Lease receivables	$205,373	$234,890
AeroTurbine Inventory	148,452	—
Lease incentive costs net of amortization	119,878	89,289
Other assets	64,379	78,753
Goodwill and Other intangible assets(a)	51,965	—
Notes and trade receivables, net of allowance(b)	9,489	65,065

	$599,536	$467,997

(a)
We recognized goodwill of $15.6 million in the acquisition of AeroTurbine on October 7, 2011.

(b)
Notes receivable are primarily from the sale of flight equipment and are fixed with varying interest rates from 6.5% to 8.0%.

        We had the following activity in our allowance for credit losses on notes receivable:

(Dollars in thousands)
Allowance for credit losses:
Balance at December 31, 2010	$21,042
Provision	21,898
Write-offs	—
Recoveries	(1,544)

Balance at December 31, 2011	$41,396

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note J—Net Investment in Finance and Sales-type Leases

        The following table lists the components of the net investment in finance and sales-type leases:

	December 31, 2011	December 31, 2010
	(Dollars in thousands)
Total lease payments to be received	$86,592	$59,234
Estimated residual values of leased flight equipment (unguaranteed)	46,857	29,543
Less: Unearned income	(28,615)	(21,157)

	$104,834	$67,620
Less: Allowance for credit losses	(23,088)	—

Net investment in finance and sales-type leases	$81,746	$67,620

        At December 31, 2011, minimum future lease payments on finance and sales-type leases are as follows:

(Dollars in thousands)
2012	$19,505
2013	17,442
2014	14,509
2015	12,375
2016	10,931
Thereafter	11,830

Total minimum lease payments to be received	$86,592

        We had the following activity in our allowance for credit losses on net investment in finance and sales-type leases:

(Dollars in thousands)
Allowance for credit losses:
Balance at December 31, 2010	$—
Provision	23,088
Write-offs	—
Recoveries	—

Balance at December 31, 2011	$23,088

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K—Debt Financing

        Our debt financing was comprised of the following at the following dates:

	December 31,
	2011	2010
	(Dollars in thousands)
Secured
Senior secured bonds	$3,900,000	$3,900,000
ECA financings	2,335,147	2,777,285
Bank debt(a)	2,246,936	1,601,658
Other secured financings	1,300,000	1,300,000
Less: Deferred debt discount	(17,452)	(22,309)

	9,764,631	9,556,634
Unsecured
Bonds and Medium-Term Notes	13,658,769	16,810,843
Bank debt	—	234,600
Less: Deferred debt discount	(39,128)	(47,977)

	13,619,641	16,997,466

Total Senior Debt Financings	23,384,272	26,554,100
Subordinated debt	1,000,000	1,000,000

	$24,384,272	$27,554,100

(a)
Of this amount, $97.0 million (2011) and $113.7 million (2010) is non-recourse to ILFC. These secured financings were incurred by VIEs, and consolidated into our consolidated financial statements. The amounts are considered immaterial for separate disclosure on the face of the consolidated balance sheets.

        The above amounts represent the anticipated settlement of our outstanding debt obligations as of December 31, 2011 and 2010. Certain adjustments required to present currently outstanding hedged debt obligations have been recorded and presented separately on our Consolidated Balance Sheets, including adjustments related to foreign currency hedging and interest rate hedging activities.

        For some of our secured debt financings, we created direct and indirect wholly-owned subsidiaries for the purpose of purchasing and holding title to aircraft, and we pledged the equity of those subsidiaries as collateral. These subsidiaries have been designated as non-restricted subsidiaries under our indentures and meet the definition of a VIE. We have determined that we are the PB of such VIEs and, accordingly, we consolidate such entities into our consolidated financial statements. See Note S—Variable Interest Entities for more information on VIEs.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K—Debt Financing (Continued)

        The following table presents information regarding the collateral provided for our secured debt:

	As of December 31, 2011
	Debt Outstanding	Net Book Value		Number of Aircraft
	(Dollars in thousands)
Senior Secured Notes	$3,900,000	$6,804,212		174
ECA Financings	2,335,147	5,582,665		119
Bank Debt	2,246,936	5,201,225	(a)	151	(a)
Other Secured Financings	1,300,000	2,448,896		80

Total	$9,782,083	$20,036,998		524

(a)
Amounts represent net book value and number of aircraft securing ILFC secured bank term debt and does not include the book value or number of AeroTurbine other assets securing the AeroTurbine revolving credit agreement, under which $268.6 million is included in the total Debt outstanding. ILFC guarantees the AeroTurbine revolving credit agreement on an unsecured basis.

Senior Secured Bonds

        On August 20, 2010, we issued $3.9 billion of senior secured notes, with $1.35 billion maturing in September 2014 and bearing interest of 6.5%, $1.275 billion maturing in September 2016 and bearing interest of 6.75%, and $1.275 billion maturing in September 2018 and bearing interest of 7.125%. The notes are secured by a designated pool of aircraft, initially consisting of 174 aircraft and their equipment and related leases, and cash collateral when required. In addition, two of ILFC's subsidiaries, which either own or hold leases of aircraft included in the pool securing the notes, have guaranteed the notes. We can redeem the notes at any time prior to their maturity, provided we give notification between 30 to 60 days prior to the intended redemption date and subject to a penalty of the greater of 1% of the outstanding principal amount and a "make-whole" premium. There is no sinking fund for the notes.

        The indenture and the aircraft mortgage and security agreement governing the senior secured notes contain customary covenants that, among other things, restrict our and our restricted subsidiaries' ability to: (i) create liens; (ii) sell, transfer or otherwise dispose of the assets serving as collateral for the senior secured notes; (iii) declare or pay dividends or acquire or retire shares of our capital stock; (iv) designate restricted subsidiaries as non-restricted subsidiaries or designate non-restricted subsidiaries and (v) make investments in or transfer assets to non-restricted subsidiaries. The indenture also restricts ILFC's and the subsidiary guarantors' ability to consolidate, merge, sell or otherwise dispose of all, or substantially all, of their assets.

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

Note K—Debt Financing (Continued)

1999 and 2004 ECA facilities were used to fund purchases of Airbus aircraft through 2001 and June 2010, respectively. New financings are no longer available to us under either ECA facility.

        As of December 31, 2011, approximately $2.3 billion was outstanding under the 2004 ECA facility and no loans were outstanding under the 1999 ECA facility. The interest rates on the loans outstanding under the 2004 ECA facility are either fixed or based on LIBOR and ranged from 0.44% to 4.71% at December 31, 2011. The net book value of the aircraft purchased under the 2004 ECA facility was $4.2 billion at December 31, 2011. The loans are guaranteed by various European ECAs. We collateralized the debt with pledges of the shares of wholly owned subsidiaries that hold title to the aircraft financed under the facilities. The 2004 ECA facility contains customary events of default and restrictive covenants, including a covenant to maintain a minimum consolidated tangible net worth.

        Because of our current long-term debt ratings, the 2004 ECA facility requires us to segregate security deposits, overhaul rentals and rental payments received for aircraft with loan balances outstanding under the 2004 ECA facility. The segregated rental payments are used to make scheduled principal and interest payments on the outstanding debt under the 2004 ECA facility. The segregated funds are deposited into separate accounts pledged to and controlled by the security trustee of the facility. In addition, we must register the existing individual mortgages on certain aircraft funded under both the 1999 and 2004 ECA facilities in the local jurisdictions in which the respective aircraft are registered. The mortgages are only required to be filed with respect to aircraft that have outstanding loan balances or otherwise as agreed in connection with the cross-collateralization agreement described below. At December 31, 2011, we had segregated security deposits, overhaul rentals and rental payments aggregating approximately $415 million related to aircraft funded under the 2004 ECA facility. The segregated amounts will fluctuate with changes in security deposits, overhaul rentals, rental payments and debt maturities related to the aircraft funded under the 2004 ECA facility.

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

        We also agreed to additional restrictive covenants relating to the 2004 ECA facility, restricting us from (i) paying dividends on our capital stock with the proceeds of asset sales and (ii) selling or transferring aircraft with an aggregate net book value exceeding a certain disposition amount, which is currently approximately $10.1 billion. The disposition amount will be reduced by approximately $91.4 million at the end of each calendar quarter during the remainder of the effective period. The covenants are in effect from the date of the agreement until December 31, 2012. A breach of these restrictive covenants would result in a termination event for the ten loans funded subsequent to the date of the agreement and would make those loans, which aggregated $268.8 million at December 31, 2011, due in full at the time of such a termination event.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K—Debt Financing (Continued)

        In addition, if a termination event resulting in an acceleration of the obligations under the 2004 ECA facility were to occur, pursuant to the cross-collateralization agreement, we would have to segregate lease payments, overhaul rentals and security deposits received after such acceleration event occurred relating to all the aircraft funded under the 1999 ECA facility, even though those aircraft are no longer subject to a loan at December 31, 2011.

Secured Bank Debt

        2006 Credit Facility.    We have a credit facility, dated October 13, 2006, as amended, under which the original maximum amount available was $2.5 billion. The amended facility prohibits us from re-borrowing amounts repaid under this facility. As of December 31, 2011, the size of the facility was $456.9 million, consisting of secured loans that will mature in October 2012. The interest on the secured loans is based on LIBOR plus a margin of 2.15%, plus facility fees of 0.2% on the outstanding principal balance, for an interest rate of 2.44% at December 31, 2011. On February 23, 2012 we prepaid the total remaining outstanding amount under this facility of $456.9 million and terminated the facility.

        2011 Secured Term Loan.    On March 30, 2011, one of our non-restricted subsidiaries entered into a secured term loan agreement with lender commitments in the amount of approximately $1.3 billion, which was subsequently increased to approximately $1.5 billion. The loan matures on March 30, 2018, with scheduled principal payments commencing in June 2012, and bears interest at LIBOR plus a margin of 2.75%, or, if applicable, a base rate plus a margin of 1.75%. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain wholly owned subsidiaries of the subsidiary borrower. The security granted initially included a portfolio of 54 aircraft, together with attached leases and all related equipment, with an average appraised base market value, as defined in the loan agreement, of approximately $2.4 billion as of January 1, 2011, and the equity interests in certain special purpose entities, or SPEs, that own the pledged aircraft and related equipment and leases. The $2.4 billion equals an initial loan-to-value ratio of approximately 65%. The proceeds of the loan were made available to the subsidiary borrower as aircraft were transferred to the SPEs, at an advance rate equal to 65% of the initial appraised value of the aircraft transferred to the SPEs. At December 31, 2011 and March 5, 2012, approximately $1.4 billion and $1.5 billion, respectively, had been advanced to the subsidiary borrower under the agreement.

        The subsidiary borrower is required to maintain compliance with a maximum loan-to-value ratio, which varies over time, as set forth in the term loan agreement. If the subsidiary borrower does not maintain compliance with the maximum loan-to-value ratio, it will be required to prepay portions of the outstanding loans, deposit an amount in the cash collateral account or transfer additional aircraft to SPEs, subject to certain concentration criteria, so that the ratio is equal to or less than the maximum loan-to-value ratio.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K—Debt Financing (Continued)

        AeroTurbine Revolving Credit Agreement:    On December 9, 2011, AeroTurbine amended and extended its revolving credit facility. The amended credit facility expires on December 9, 2015 and provides for a maximum aggregate available amount of $335 million, subject to availability under a borrowing base calculated based on AeroTurbine's aircraft assets and accounts receivable. AeroTurbine has the option to increase the aggregate amount available under the facility by an additional $165 million, either by adding new lenders or allowing existing lenders to increase their commitments if they choose to do so. Borrowings under the facility will bear interest determined, with certain exceptions, based on LIBOR plus a margin of 3.0%. AeroTurbine's obligations under the facility are guaranteed by ILFC and by AeroTurbine's subsidiaries (subject to certain exclusions) and are secured by substantially all of the assets of AeroTurbine and the subsidiary guarantors. The credit agreement contains customary events of default and covenants, including certain financial covenants. Additionally, the credit agreement imposes limitations on AeroTurbine's ability to pay dividends to us (other than dividends payable solely in common stock). As of December 31, 2011, AeroTurbine had $268.6 million outstanding under the facility. On February 23, 2012, we increased the aggregate amount available under this facility by $95 million for a maximum aggregate available amount of $430 million.

        2009 Aircraft Financings.    In May 2009, ILFC provided $39.0 million of subordinated financing to a non-restricted subsidiary. The entity used these funds and an additional $106.0 million borrowed from third parties to purchase an aircraft, which it leases to an airline. ILFC acts as servicer of the lease for the entity. The $106.0 million loan has two tranches. The first tranche is $82.0 million, fully amortizes over the lease term, and is non-recourse to ILFC. The second tranche is $24.0 million, partially amortizes over the lease term, and is guaranteed by ILFC. Both tranches of the loan are secured by the aircraft and the lease receivables. Both tranches mature in May 2018 with interest rates based on LIBOR. At December 31, 2011, the interest rates on the $82.0 million and $24.0 million tranches were 3.42% and 5.12%, respectively. The entity entered into two interest rate cap agreements to economically hedge the related LIBOR interest rate risk in excess of 4.0%. At December 31, 2011, $77.9 million was outstanding under the two tranches and the net book value of the aircraft was $132.2 million.

        In June 2009, ILFC borrowed $55.4 million through a non-restricted subsidiary of ILFC, which owns one aircraft leased to an airline. Approximately half of the original loan amortizes over five years and the remaining $27.5 million is due in 2014. The loan is non-recourse to ILFC and is secured by the aircraft and the lease receivables. The interest rate on the loan is fixed at 6.58%. At December 31, 2011, $40.6 million was outstanding and the net book value of the aircraft was $88.0 million.

Other Secured Financing Arrangements-2010 Term Loans

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

  •
  A $550 million term loan agreement entered into through a non-restricted subsidiary. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K—Debt Financing (Continued)

    secured basis by certain non-restricted subsidiaries of ILFC that hold title to 37 aircraft. The aircraft had an average appraised base market value, as defined in the loan agreement, of approximately $969 million, for an initial loan-to-value ratio of approximately 57%. The loan matures on March 17, 2016, and bears interest at LIBOR plus a margin of 5.0% with a LIBOR floor of 2.0%. The principal of the loan is payable in full at maturity with no scheduled amortization. We can voluntarily prepay the loan at any time, subject to a 1% prepayment penalty prior to March 17, 2012.

        The loans require a loan-to-value ratio of no more than 63%. If ILFC or the subsidiary borrower do not maintain compliance with the maximum loan-to-value ratio, ILFC will be required to either prepay portions of the outstanding loans or transfer additional aircraft to SPEs, subject to certain concentration criteria, so that the ratio is equal to or less than the maximum loan-to-value ratio.

        The loans also contain customary covenants and events of default, including limitations on the ability of ILFC and its subsidiaries, as applicable, to (i) create liens; (ii) incur additional indebtedness; (iii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and (iv) enter into transactions with affiliates.

Other Secured Financing Arrangements-2012 Term Loan

        On February 23, 2012, we issued a new senior term loan of $900 million, secured primarily by a first priority perfected lien on the equity of certain of our subsidiaries that directly or indirectly own a pool of aircraft, with an initial weighted average age of 13.4 years, and related leases. The interest rate on the loan is based on LIBOR plus a margin of 4.0%, or, if applicable, a base rate plus a margin of 3.0%. See Note W—Subsequent Events.

Unsecured Bonds and Medium-Term Notes

        Shelf Registration Statement:    We have an effective shelf registration statement filed with the SEC. As a result of our well-known seasoned issuer, or WKSI, status, we have an unlimited amount of debt securities registered for sale under the shelf registration statement.

        Under our shelf registration statement, we have issued the following notes on the following dates: (i) $650 million of 8.625% notes due 2022 on December 22, 2011; (ii) $1.0 billion of 5.75% notes due 2016 and $1.25 billion of 6.25% notes due 2019 on May 24, 2011; (iii) $1.0 billion of 8.25% notes due 2020 on December 7, 2010; and (iv) $500 million of 8.875% notes due 2017 on August 20, 2010. At December 31, 2011, we also had $6.5 billion of public bonds and medium-term notes outstanding, with interest rates ranging from 0.75% to 7.50%, which we had issued in prior years under previous registration statements.

        The aggregate net proceeds from the sale of the notes issued on May 24, 2011 and December 22, 2011, were approximately $2.87 billion after deducting underwriting discounts and commissions, fees and estimated offering expenses. The net proceeds from the sale of the notes issued on May 24, 2011, were primarily used to purchase notes validly tendered and accepted in the tender offers that were announced during the second quarter of 2011 to purchase various series of our outstanding debt securities for up to $1.75 billion cash consideration, as further discussed below. The remaining net proceeds from the sale of the notes issued on May 24, 2011, were used for general corporate purposes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K—Debt Financing (Continued)

        Tender Offers to Purchase Notes.    On June 17, 2011, we completed the above mentioned tender offers and accepted for purchase previously issued notes with an aggregate principal amount of approximately $1.67 billion, resulting in total cash consideration, including accrued and unpaid interest, of approximately $1.75 billion. In connection with the cancellation of the notes, we recognized losses aggregating approximately $61.1 million, which included the cost of repurchasing the notes and the write off of the remaining unamortized deferred financing costs.

        Euro Medium-Term Note Programme.    We had a $7.0 billion Euro Medium-Term Note Programme, which we did not renew when it expired in September 2011 and that we have since terminated. Notes of $1.2 billion previously outstanding under such Programme were repaid in full at their maturity in August 2011, leaving no amounts outstanding under the Programme. We had hedged the notes into U.S. dollars and fixed the interest rates at a range of 5.355% to 5.367%.

        A rollforward for the year ended December 31, 2011, of the foreign currency adjustment related to foreign currency denominated notes is presented below (dollars in thousands):

Foreign currency adjustment related to foreign currency denominated debt at December 31, 2010	$165,400
Foreign currency period adjustment of non-US$ denominated debt	104,800
Repayment of debt principal from cash receipts under derivative contracts at the maturity of the debt and the derivative contract(a)	(270,200)

Foreign currency adjustment related to foreign currency denominated debt at December 31, 2011	$—

(a)
We had hedged the foreign currency exposure through foreign currency swaps.

        Other Senior Notes.    On March 22, 2010 and April 6, 2010, we issued a combined $1.25 billion aggregate principal amount of 8.625% senior notes due September 15, 2015, and $1.5 billion aggregate principal amount of 8.750% senior notes due March 15, 2017, pursuant to an indenture dated as of March 22, 2010. The notes are due in full on their scheduled maturity dates. The notes are not subject to redemption prior to their stated maturity and there are no sinking fund requirements.

        In connection with the note issuances, we entered into registration rights agreements obligating us to, among other things, complete a registered exchange offer to exchange the notes of each series for new registered notes of such series with substantially identical terms, or register the notes pursuant to a shelf registration statement. The registration rights agreement required the registration statement relating to the exchange offer to be declared effective by January 26, 2011.

        Because the registration rights agreement was not declared effective by such date, the annual interest rate on the affected notes increased by 0.25% per year for 90 days, commencing on January 26, 2011. On April 26, 2011, the annual interest rate on the affected notes increased by an additional 0.25% because we were unable to consummate the exchange offer by such date. We completed the exchange offer on May 5, 2011, at which time the applicable interest rate reverted to the original level.

        The indenture governing the notes contains customary covenants that, among other things, restrict ILFC and its restricted subsidiaries' ability to (i) incur liens on assets; (ii) declare or pay dividends or acquire or retire shares of ILFC's capital stock during certain events of default; (iii) designate restricted

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K—Debt Financing (Continued)

subsidiaries as non-restricted subsidiaries or designate non-restricted subsidiaries; (iv) make investments in or transfer assets to non-restricted subsidiaries; and (v) consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets.

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

Unsecured Bank Debt

        2011 Credit Facility.    On January 31, 2011, we entered into a $2.0 billion unsecured three-year revolving credit facility with a group of 11 banks. This revolving credit facility expires on January 31, 2014, and provides for interest rates based on either a base rate or LIBOR plus an applicable margin determined by a ratings-based pricing grid. The credit agreement contains customary events of default and restrictive financial covenants that require us to maintain a minimum fixed charge coverage ratio, a minimum consolidated tangible net worth and a maximum ratio of consolidated debt to consolidated tangible net worth. As of December 31, 2011 and March 5, 2012, no amounts were outstanding under this revolving credit facility.

        2006 Credit Facility.    The unsecured loans outstanding under our 2006 credit facility matured and were paid in full on October 13, 2011. The interest on the loans was based on LIBOR plus a margin of 0.65% plus facility fees of 0.2% of the outstanding balance.

Subordinated Debt

        In December 2005, we issued two tranches of subordinated debt totaling $1.0 billion. Both tranches mature on December 21, 2065, but each tranche has a different call option. The $600 million tranche had a call option date of December 21, 2010 and the $400 million tranche has a call option date of December 21, 2015. We did not exercise the call option at December 21, 2010, and the interest rate on the $600 million tranche changed from a fixed interest rate of 5.90% to a floating rate with an initial credit spread of 1.55% plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. The interest will reset quarterly and at December 31, 2011, the interest rate was 4.34%. The $400 million tranche has a fixed interest rate of 6.25% until the 2015 call option date, and if we do not exercise the call option, the interest rate will change to a floating rate, reset quarterly, based on the initial credit spread of 1.80% plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. If we choose to redeem the $600 million tranche, we must pay 100% of the principal amount of the bonds being redeemed, plus any accrued and unpaid interest to the redemption date. If we choose to redeem only a portion of the outstanding bonds, at least $50 million principal amount of the bonds must remain outstanding.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K—Debt Financing (Continued)

Existing Commitments

        Maturities of debt financing (excluding deferred debt discount) at December 31, 2011 are as follows:

(Dollars in thousands)
2012	$3,043,473
2013	4,006,594
2014	2,990,616
2015	2,765,121
2016	3,234,757
Thereafter	8,400,291

$24,440,852

Other

        Under the most restrictive provisions of our debt agreements, consolidated retained earnings at December 31, 2011, in the amount of $1.1 billion are unrestricted as to payment of dividends based on consolidated net tangible worth requirements. We have not paid any dividends on our common stock since 2008. Under the most restrictive provision of our debt agreements, we may declare and pay dividends of up to $1.1 billion of our consolidated retained earnings. Under certain of our debt agreements, we are currently restricted from using proceeds from asset sales to pay dividends to AIG but may use other funds to pay such dividends.

Note L—Security Deposits on Aircraft, Overhaul Rentals and Other Customer Deposits

        As of December 31, 2011 and 2010, Security deposits, overhaul rentals, and other customer deposits were comprised of:

	As of December 31,
	2011	2010
	(Dollars in thousands)
Security deposits paid by lessees	$1,089,771	$1,081,021
Overhaul rentals	718,472	529,834
Other customer deposits	227,189	197,538

Total	$2,035,432	$1,808,393

        Security deposits paid by lessees are returned to the lessees at the end of the lease in accordance with the lease terms. Overhaul rentals reflect overhaul rentals estimated to be reimbursed to the lessee.

Note M—Shareholders' Equity

Market Auction Preferred Stock

        The Market Auction Preferred Stock ("MAPS") have a liquidation value of $100,000 per share and are not convertible. The dividend rate, other than the initial rate, for each dividend period for each series is reset approximately every seven weeks (49 days) on the basis of orders placed in an auction, provided such auctions are able to occur. At the present time, there is no ability to conduct such auctions. Therefore,

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note M—Shareholders' Equity (Continued)

the MAPS certificates of determination dictate that a "maximum applicable rate" (as calculated on each auction date pursuant to the certificates of determination) be paid on the MAPS. At December 31, 2011, the dividend rate for Series A MAPS was 0.25% and the dividend rate for Series B MAPS was 0.88%.

Paid-in Capital

        We recorded approximately $(8.0) million in 2011, $2.8 million in 2010 and $3.3 million in 2009 in Paid-in capital for debt issue cost, compensation and other expenses paid by AIG on our behalf, which we were not required to pay.

Accumulated Other Comprehensive (Loss) Income

        Accumulated other comprehensive (loss) income consists of changes in fair value of derivative instruments that qualify as cash flow hedges and unrealized gains and losses on marketable securities classified as "available-for-sale." The fair value of derivatives were determined using fair values obtained from AIG. The fair value of marketable securities were determined using quoted market prices.

        At December 31, 2011 and 2010, our accumulated other comprehensive (loss) income consisted of the following:

	2011	2010
	(Dollars in thousands)
Cumulative unrealized (loss) gain related to cash flow hedges, net of tax of $10,642 (2011) and $32,026 (2010)	$(19,764)	$(59,476)
Cumulative unrealized gain related to securities available for sale, net of tax of $68 (2011) and $287 (2010)	127	532

Total accumulated other comprehensive (loss) income	$(19,637)	$(58,944)

Note N—Rental Income

        Minimum future rentals on non-cancelable operating leases and subleases of flight equipment that has been delivered as of December 31, 2011 are shown below.

Year Ended	(Dollars in thousands)
2012	$4,090,969
2013	3,584,841
2014	2,899,392
2015	2,180,321
2016	1,570,348
Thereafter	1,700,867

        Additional net overhaul rentals recognized and rental revenue we earned based on the lessees' usage aggregated $253.2 million in 2011, $328.8 million in 2010 and $342.9 million in 2009. Flight equipment is leased, under operating leases, with remaining terms ranging from one to 15 years.

        Unamortized lease incentives of $119.9 million, $89.3 million and $85.3 million at December 31, 2011, 2010 and 2009, respectively, is included in Lease receivables and other assets on our Consolidated Balance Sheets.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note O—Income Taxes

        The (benefit) provision for income taxes is comprised of the following:

	2011	2010	2009
	(Dollars in thousands)
Current:
Federal	$156,086	$41,357	$110,579
State	1,175	677	1,467
Foreign	989	1,459	1,262

	158,250	43,493	113,308
Deferred:
Federal	(553,439)	(314,923)	375,260
State	32,443	(22,940)	7,421
Foreign	52,668	25,402	—

	(468,328)	(312,461)	382,681

	$(310,078)	$(268,968)	$495,989

        The net deferred tax liability consists of the following deferred tax liabilities (assets):

	2011	2010
	(Dollars in thousands)
Deferred Tax Liabilities
Accelerated depreciation on flight equipment	$4,992,981	$5,312,171
Straight line rents	—	17,472
Other	—	911

Total Deferred Tax Liabilities	$4,992,981	$5,330,554

Deferred Tax Assets
Straight line rents	$(6,102)	$—
Estimated reimbursements of overhaul rentals	(261,833)	(195,548)
Capitalized overhauls	(80,479)	(71,610)
Rent received in advance	(89,013)	(94,890)
Derivatives	(12,532)	(29,232)
Accruals and reserves	(119,232)	(150,726)
Net operating loss carry forward(a)	(113,866)	(89,865)
Investment in foreign subsidiaries	(52,668)	(25,402)
Other	(52,667)	(13,131)

Total Deferred Tax Assets(b)	$(788,392)	$(670,404)

Net Deferred Tax Liability	$4,204,589	$4,660,150

(a)
Our U.S. federal operating losses are classified as deferred tax assets due to uncertainties with regard to the timing of their future utilization in the consolidated tax return of AIG. Deferred taxes related to our U.S. federal operating losses will be reclassified to current in future years when we are notified by AIG of amounts utilized in future tax years or through a carry back to prior tax years. On a separate tax return basis, we have U.S. federal net operating loss carryforwards of $133.9 million and $160.0 million for December 31, 2011 and December 31, 2010, respectively. Our U.S. federal net operating loss carryforwards expire beginning in 2028. In addition, as of December 31, 2011 and December 31, 2010, we also have foreign net operating loss carryforwards of $317.8 million and $325.8 million,

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note O—Income Taxes (Continued)

  respectively. Our foreign net operating loss carryforwards do not expire. In Australia, because we do not expect to generate a sufficient source of revenue to fully utilize our net operating loss carryforwards, we have recorded net deferred tax assets of $43.4 million and $72.4 million for December 31, 2011 and December 31, 2010, respectively. We also have certain state net operating loss carryforwards which begin to expire in 2020.

(b)
In making our assessment of the realization of deferred tax assets including net operating loss carry forwards, we considered all available evidence, including (i) current and projected financial reporting results; (ii) the carry forward periods for all taxable losses; (iii) the projected amount, nature and timing of the realization of deferred tax liabilities; (iv) implications of our tax sharing agreement with AIG; and (v) tax planning strategies.

        A reconciliation of the computed expected total provision for income taxes to the amount recorded is as follows:

	2011	2010	2009
	(Dollars in thousands)
Computed expected provision at 35%	$(361,893)	$(267,623)	$484,107
State income tax, net of Federal	21,852	(14,470)	5,777
Foreign Taxes	—	133	10
IRS audit adjustments(a)	37,011	8,656	2,185
Other(b)	(7,048)	4,336	3,910

Provision for income taxes	$(310,078)	$(268,968)	$495,989

(a)
We are periodically advised of certain IRS and other adjustments identified in the AIG's consolidated tax return which are attributable to our operations. Under our tax sharing arrangement, we provide a charge or credit for the effect of the adjustments and the related interest in the period we are advised of such adjustments and interest.

(b)
Consists principally of various permanent items and an out-of-period adjustment related to the forfeitures of share-based deferred compensation awards.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in thousands)
Balance at January 1, 2009	$121,482
Additions based on tax positions related to 2009	50,823
Additions for tax positions of prior years	1,121
Reductions for tax positions of prior years	—
Settlements	(7,602)

Balance at December 31, 2009	165,824

Additions based on tax positions related to 2010	53,584
Additions for tax positions of prior years	5,944
Reductions for tax positions of prior years	—

Balance at December 31, 2010	225,352

Additions based on tax positions related to 2011	48,549
Additions for tax positions of prior years	800
Reductions for tax positions of prior years	(18,115)

Balance at December 31, 2011	$256,586

        Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. We recognized $8.8 million, $5.0 million and $2.2 million of interest, net of the federal benefit, in the

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note O—Income Taxes (Continued)

Consolidated Statement of Operations for the years ended December 31, 2011, 2010, and 2009, respectively. At December 31, 2011, 2010, and 2009, we had accrued $21.9 million, $13.2 million and $8.2 million, respectively, for the payment of interest, net of the federal benefit. At December 31, 2011, 2010 and 2009, the amounts of unrecognized tax benefit that, if recognized, would favorably affect the tax rate were $48.5 million, $53.6 million and $50.8 million, respectively.

        Although we operate in various countries throughout the world, the major tax jurisdictions in which we operate in are the U.S. and Ireland. In the U.S., we are included in AIG's consolidated federal income tax return, which is subject to examination for tax years 2000 through 2010. In Ireland, we are subject to examination for tax years from 2007 through 2010.

Note P—Other Information

Concentration of Credit Risk

        We lease and sell aircraft to airlines and others throughout the world. The lease and notes receivables are from entities located throughout the world. We generally obtain deposits on leases and obtain collateral in flight equipment on notes receivable. No single customer accounted for more than 10% of total revenues in 2011, 2010 or 2009.

        Our 2011 revenues from rentals of flight equipment include $19.6 million (0.43% of total revenue) from lessees who have filed for bankruptcy protection or have ceased operations during 2011. In addition, our 2011 revenues from rentals of flight equipment include $159.6 million (3.53% of total revenue) from lessees who have filed for bankruptcy protection or have ceased operations subsequent to December 31, 2011.

Segment Information

        We operate within one industry: the leasing, sales and management of flight equipment. AeroTurbine is not material to our financial statements and therefore not considered a segment.

Geographic Concentration

        Revenues from rentals of flight equipment to airlines outside the U.S. were $4.2 billion in 2011, $4.4 billion in 2010 and $4.6 billion in 2009, comprising 94.4%, 93.6% and 92.9%, respectively, of total revenues from rentals of flight equipment. The following table sets forth the dollar amount and percentage

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note P—Other Information (Continued)

of total revenues from rentals of flight equipment attributable to the indicated geographic areas based on each airline's principal place of business for the years indicated:

	2011			2010			2009
	Amount		%	Amount		%	Amount	%
	(Dollars in thousands)
Europe	$1,953,475		43.8%	$2,103,058		44.5%	$2,195,516	44.6%
Asia and the Pacific	1,356,603		30.5	1,455,873		30.8	1,503,241	30.5
The Middle East and Africa	555,058		12.5	585,679	(b)	12.4	412,687	8.4
U.S. and Canada	362,143		8.1	375,496	(b)	7.9	228,126	4.6
Central and South America and Mexico	227,126		5.1	206,396	(b)	4.4	588,683	11.9

	$4,454,405	(a)	100.0	$4,726,502		100.0%	$4,928,253	100.0%

(a)
Includes AeroTurbine revenue of $19,874 as of the acquisition date of October 7, 2011.

(b)
Amounts have been revised to reflect the proper revenues and percentages for the indicated regions. We previously reported the Middle East and Africa at $375,496 and 7.9%, U.S. and Canada at $206,396 and 4.4% and Central and South America and Mexico at $585,679 and 12.4%.

        The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue in any year based on each airline's principal place of business for the years indicated:

	2011		2010		2009
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
China	$766,350	17.2%	$815,683	17.3%	$879,073	18.3%
France	487,027	10.9	516,899	10.9	526,283	10.9

Currency Risk

        We attempt to minimize our currency and exchange risks by negotiating our aircraft purchase agreements and most of our aircraft leases in U.S. dollars. Some of our leases, however, are negotiated in Euros to meet the needs of a number of airlines. We have hedged part of future lease payments receivable through 2010. We bear risk of receiving less U.S. dollar rental revenue on lease payments not hedged and incurring future currency losses on cash held in Euros if the value of the Euro deteriorates against the U.S. dollar. Foreign currency transaction (losses) gains in the amounts of $(2.4) million, $(2.3) million and $5.5 million were recognized for the periods ended December 31, 2011, 2010, and 2009, respectively, and are included in Interest and other income in our Consolidated Statements of Operations.

Note Q—Employee Benefit Plans

        Our employees participate in various benefit plans sponsored by AIG, including a noncontributory qualified defined benefit retirement plan, a voluntary savings plan (401(k) plan) and various stock based and other compensation plans.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note Q—Employee Benefit Plans (Continued)

Pension Plans

        Pension plan and 401(k) plan expenses allocated to us by AIG were $4.7 million for 2011, $23.8 million for 2010, including a $20.2 million out of period adjustment, and $3.0 million for 2009, and are included in Selling, general and administrative in our Consolidated Statements of Operations. See Note A—Basis of Preparation.

        AIG's U.S. benefit plans do not separately identify projected benefit obligations and plan assets attributable to employees of participating affiliates. AIG's projected benefit obligations exceeded the plan assets at December 31, 2011 by approximately $454 million.

        Effective April 1, 2012, the AIG Retirement and AIG Excess Plans will be converted from final average pay to cash balance formulas comprised of pay credits based on six percent of a plan participant's annual compensation (subject to IRS limitations for the qualified plan) and annual interest credits. However, employees satisfying certain age and service requirements remain covered under the final average pay formula in the respective plans.

Stock-Based and Other Compensation Plans

        At December 31, 2011, our employees participated in the following stock-based and other compensation plans: (i) AIG 2007 Stock Incentive Plan; (ii) Starr International Company, Inc. Deferred Compensation Profit Participation Plans; (iii) AIG 2005-2006 Deferred Compensation Profit Participation Plan; (iv) AIG Partners Plan; (v) ILFC Deferred Compensation Plan; (vi) ILFC Long-Term Incentive Plan; and (vii) stock salary awards and restricted stock units, which are liability awards issued pursuant to executive compensation regulations applicable to AIG under the Troubled Asset Relief Program ("TARP").

        We recorded compensation expenses of $(3.2) million, $12.8 million and $14.0 million for our participation in AIG's share-based payment and liability programs and $9.9 million, $6.4 million and $12.6 million for our deferred compensation and long-term incentive plans for the years ended December 31, 2011, 2010, and 2009, respectively. The impact of all plans, both individually and in the aggregate, is immaterial to the consolidated financial statements.

Note R—Commitments and Contingencies

Aircraft Orders

        At December 31, 2011, we had committed to purchase 257 new aircraft, including 25 through sale-leaseback transactions, and nine new spare engines scheduled for delivery through 2019 with aggregate estimated total remaining payments (including adjustment for anticipated inflation) of approximately $19.2 billion. We have also agreed to purchase three used aircraft from third parties. All of these commitments to purchase new aircraft and engines are based upon agreements with each of the Boeing Company ("Boeing"), Airbus and Pratt and Whitney. In addition, we have also agreed to purchase two used aircraft and nine engines under other flight equipment purchase agreements for an aggregate purchase commitment of $34.8 million.

        The Boeing aircraft (models 737, 777 and 787), and the Airbus aircraft (models A320, A320neo, A321, A321neo, and A350XWB) are being purchased pursuant to the terms of purchase agreements executed by us and Boeing or Airbus. These agreements establish the pricing formulas (which include certain price

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note R—Commitments and Contingencies (Continued)

adjustments based upon inflation and other factors) and various other terms with respect to the purchase of aircraft. Under certain circumstances, we have the right to alter the mix of aircraft type ultimately acquired. As of December 31, 2011, we had made non-refundable deposits on these purchase commitments of approximately $208.1 million and $46.4 million with Boeing and Airbus, respectively.

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

Guarantees

        Asset Value Guarantees:    We have guaranteed a portion of the residual value of 19 aircraft to financial institutions and other unrelated third parties for a fee. These guarantees expire at various dates through 2023 and generally obligate us to pay the shortfall between the fair market value and the guaranteed value of the aircraft and provide us with an option to purchase the aircraft for the guaranteed value. During the year ended December 31, 2011, we were called upon to perform under one such guarantee to purchase one aircraft in 2012. The transaction had no effect on our results of operations because the purchase price of the aircraft is approximately equal to its fair value. Further, we recorded a reserve of $13.5 million related to two aircraft after it was deemed probable that the guarantees would be exercised. At December 31, 2011, the maximum aggregate potential commitment that we were obligated to pay under such guarantees, without any offsets for the projected values of the aircraft, was approximately $450 million.

        Aircraft Loan Guarantees:    We guarantee two loans collateralized by aircraft to financial institutions. The guarantees expire in 2014, when the loans mature, and obligate us to pay an amount up to the guaranteed value upon the default of the borrower, which may be offset by a portion of the underlying value of the aircraft collateral, subject to certain adjustments. At December 31, 2011, the guaranteed value, without any offset for the projected value of the aircraft, was approximately $17 million.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note R—Commitments and Contingencies (Continued)

        Management regularly reviews the underlying values of the aircraft collateral to determine our exposure under asset value guarantees and loan guarantees. During 2011, we recorded reserves of $13.5 million relating to asset value guarantees. Carrying balance of guarantees were $21.2 million including reserves (2011) and $10.0 million (2010) is included in Accrued interest and other payables on our Consolidated Balance Sheets.

Leases

        We have operating leases for office space and office equipment extending through 2015. Rent expense was $13.0 million in 2011, $11.3 million in 2010 and $11.0 million in 2009. The leases provide for step rentals over the term and those rentals are considered in the evaluation of recording rent expense on a straight-line basis over the term of the lease. Tenant improvement allowances received from lessors are capitalized and amortized in selling, general and administrative expenses as a reduction of rent expense. Commitments for minimum rentals under the non-cancelable leases at December 31, 2011, are as follows:

(Dollars in thousands)
2012	$16,114
2013	17,260
2014	16,042
2015	11,158
2016	1,379
Thereafter	4,644

Total(a)	$66,597

(a)
Minimum rentals have not been reduced by minimum sublease rentals of $5.0 million in the future under non-cancelable subleases.

Contingencies

Legal Contingencies

        Airblue Limited:    We are named in a lawsuit in connection the 2010 crash of our Airbus A320-200 aircraft on lease to Airblue Limited, a Pakistani carrier. The plaintiffs are families of deceased occupants of the flight and seek unspecified damages for wrongful death, costs, and fees. The operative litigation commenced in March 2011 in California Superior Court in Los Angeles County. The case is currently stayed pending appellate review of ILFC's motion to dismiss the complaint. While plaintiffs have not specified any amount of damages, we believe that we have substantial defenses on the merits and that we are adequately covered by available liability insurance in any event.

        Yemen Airways-Yemenia:    We are named in a lawsuit in connection with the 2009 crash of our Airbus A310-300 aircraft on lease to Yemen Airways-Yemenia, a Yemeni carrier. As with the Airblue lawsuit, this litigation was filed by the families of deceased occupants of the flight and seeks damages for wrongful death, costs, and fees. The operative litigation commenced in January 2011 and is pending in the United States District Court for the Central District of California. The Yemenia lawsuit is in its incipient stages and plaintiffs have not claimed a specific amount of damages. We believe that we have substantial defenses on the merits and that we are adequately covered by available liability insurance in any event.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note R—Commitments and Contingencies (Continued)

        We do not believe that the outcome of the Airblue or Yemenia lawsuits, individually or in the aggregate, will have a material effect on our consolidated financial condition, results of operations or cash flows. We are also a party to various claims and litigation matters arising in the ordinary course of our business. We do not believe that the outcome of any of these matters, individually or in the aggregate, will be material to our consolidated financial position, results of operations or cash flows.

Note S—Variable Interest Entities

        Our leasing and financing activities require us to use many forms of entities to achieve our business objectives and we have participated to varying degrees in the design and formation of these entities. Our involvement in VIEs varies and includes being a passive investor in the VIE with involvement from other parties, managing and structuring all the activities, and being the sole shareholder of the VIE. Also see Note K—Debt Financings for more information on entities created for the purpose of obtaining financing.

Non-Recourse Financing Structures

        We consolidate two entities in which ILFC has a variable interest, each of which was established to obtain secured financing for the purchase of one aircraft. We have determined that we are the PB of these entities because we control and manage all aspects of these entities, including directing the activities that most significantly affect these entities' economic performance, and we absorb the majority of the risks and rewards of these entities. See Note K—Debt Financing for further information.

Wholly-Owned ECA Financing Vehicles

        We have created certain wholly-owned subsidiaries for the purpose of purchasing aircraft and obtaining financing secured by such aircraft. The secured debt is guaranteed by the European ECAs. The entities meet the definition of a VIE because they do not have sufficient equity to operate without ILFC's subordinated financial support in the form of intercompany notes. We control and manage all aspects of these entities, including directing the activities that most significantly affect the entity's economic performance, we absorb the majority of the risks and rewards of these entities and we guarantee the activities of these entities. These entities are therefore consolidated into our consolidated financial statements.

Other Secured Financings

        We have created a number of wholly-owned subsidiaries for the purpose of obtaining secured financings. The entities meet the definition of a VIE because they do not have sufficient equity to operate without ILFC's subordinated financial support in the form of intercompany notes. We control and manage all aspects of these entities, including directing the activities that most significantly affect the entity's economic performance, we absorb the majority of the risks and rewards of these entities and we guarantee the activities of these entities. These entities are therefore consolidated into our consolidated financial statements. See Note K—Debt Financing for more information on these financings.

Wholly-Owned Leasing Entities

        We have created wholly owned subsidiaries for the purpose of facilitating aircraft leases with airlines. The entities meet the definition of a VIE because they do not have sufficient equity to operate without ILFC's subordinated financial support in the form of intercompany loans, which serve as equity. We

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note S—Variable Interest Entities (Continued)

control and manage all aspects of these entities, including directing the activities that most significantly affect the entity's economic performance, we absorb the majority of the risks and rewards of these entities and we guarantee the activities of the entities. These entities are therefore consolidated into our consolidated financial statements.

Investment Activities

        We have variable interests in ten entities to which we previously sold aircraft. The interests include debt financings, preferential equity interests and in some cases providing guarantees to banks which had provided the secured senior financings to the entities. Each entity owns one aircraft. The individual financing agreements are cross-collateralized by the aircraft. Prior to 2010, we had determined that we were the PB of these entities based on the previous definition of a PB, which consisted principally of an expected loss model, due to our exposure to the majority of the expected losses of these entities and we therefore consolidated these entities into our consolidated financial statements. Net expenses in the amounts of $7.2 million were included in our Consolidated Statements of Operations for the years ended December 31, 2009 for these entities.

        In January 2010 we adopted a new accounting standard that amended the rules in the determination of a PB. While we determined that we were not involved with any VIEs that were not previously consolidated that had to be consolidated as a result of the adoption of this standard, we determined that we were no longer the PB of ten VIEs that were previously consolidated. Accordingly, on January 1, 2010, we deconsolidated these entities and we removed Assets of VIEs and Liabilities of VIEs of $79.7 million and $6.5 million, respectively, that were previously reflected on our Consolidated Balance Sheet at December 31, 2009. Further, as a result of the adoption of this standard, we recognized a $15.9 million charge, net of tax, to beginning retained earnings on January 1, 2010. See Note S of Notes to Consolidated Financial Statements.

Note T—Fair Value Measurements

        Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of pricing observability. Assets and liabilities recorded at fair value on our Consolidated Balance Sheets are measured and classified in a hierarchy for disclosure purposes consisting of three levels based on the observability of inputs available in the marketplace used to measure the fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets; Level 2 refers to fair values estimated using significant other observable inputs; and Level 3 refers to fair values estimated using significant non-observable inputs.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note T—Fair Value Measurements (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and December 31, 2010, categorized using the fair value hierarchy described above.

	Level 1	Level 2	Level 3	Counterparty Netting(a)	Total
	(Dollars in thousands)
December 31, 2011:
Derivative assets	$—	$198 (b)	$—	$—	$198
Derivative liabilities	—	(31,756)	—	—	(31,756)

Total derivative assets, net	$—	$(31,558)	$—	$—	$(31,558)

December 31, 2010:
Derivative assets	$—	$116,394 (c)	$—	$(56,244)	$60,150
Derivative liabilities	—	(56,244)	—	56,244	—

Total derivative assets, net	$—	$60,150	$—	$—	$60,150

(a)
As permitted under GAAP, we have elected to offset derivative assets and derivative liabilities under our master netting agreement.

(b)
Derivative assets are presented in Lease receivables and other assets on the Consolidated Balance Sheet.

(c)
The balance includes CVA and MVA adjustments of $6.4 million and $0.8 million as of December 31, 2011 and 2010, respectively.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

        We measure the fair value of aircraft, including aircraft residual value guarantees, on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

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

        We recognized impairment charges and fair value adjustments for the years ended December 31, 2011 and 2010, as provided in Note F—Aircraft Impairment Charges on Flight Equipment Held for Use and Note G—Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed. We recorded a reserve related to a residual value guarantee for the year ended December 31, 2011, as provided in Note R—Commitments and Contingencies.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note T—Fair Value Measurements (Continued)

        The following table presents the effect on our consolidated financial statements as a result of the non-recurring impairment charges and fair value adjustments recorded on Flight equipment for the year ended December 31, 2011:

	Book Value at December 31, 2010	Impairment Charges	Reclassifications	Sales	Depreciation and Other Adjustments	Book Value at December 31, 2011
	(Dollars in millions)
Flight equipment under operating lease	$3,571,395	$(1,739,656)	$72,643	$(89,807)	$(229,412)	$1,585,164
Flight equipment held for sale	262,291	3,726	(78,673)	(187,344)	—	—
Lease receivables and other assets	—	(1,578)	8,398	—	(1,000)	5,820
Net investment in finance and sales-type leases	—	—	2,287	—	(442)	1,845

Total	$3,833,686	$(1,737,508)	$4,655	$(277,151)	$(230,854)	$1,592,829

Note U—Derivative Financial Instruments

        We use derivatives to manage exposures to interest rate and foreign currency risks. At December 31, 2011, we had interest rate swap agreements with a related counterparty and interest rate cap agreements with an unrelated counterparty. During the year ended December 31, 2011, we were party to two foreign currency swap agreements with a related counterparty that matured during such period.

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

        All of our interest rate swap agreements are subject to a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. During the second quarter of 2011, we novated our master netting agreement, changing our counterparty from AIGFP to AIG Markets, Inc., both wholly owned subsidiaries of AIG. All other terms of our master netting agreement remained unchanged and all instruments designated as hedges continued to qualify for their respective treatment under US GAAP. Our interest rate swap agreements are recorded at fair value on our balance sheet on a net basis in Derivative assets and Derivative liabilities (see Note T—Fair Value Measurements). Our interest rate cap agreements are included in Lease receivables and other assets. We account for all of our interest rate swap and foreign currency swap agreements as cash flow hedges. We do

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note U—Derivative Financial Instruments (Continued)

not have any credit risk related contingent features and are not required to post collateral under any of our existing derivative contracts.

        Derivatives have notional amounts, which generally represent amounts used to calculate contractual cash flows to be exchanged under the contract. The following table presents notional and fair values of derivatives outstanding at the following dates:

	Asset Derivatives		Liability Derivatives
	Notional Value	USD Fair Value	Notional Value	USD Fair Value
	(In thousands)
December 31, 2011:
Derivatives designated as hedging instruments:
Interest rate swap agreements(a)	$—	$—	$480,912	$(31,756)
Foreign exchange swap agreements	€—	—	—	—

Total derivatives designated as hedging instruments		$—		$(31,756)

Derivatives not designated as hedging instruments:
Interest rate cap agreements(b)	$77,946	$198		$—

Total derivatives		$198		$(31,756)

December 31, 2010:
Derivatives designated as hedging instruments:
Interest rate swap agreements(a)	$—	$—	$625,717	$(56,244)
Foreign exchange swap agreements	€1,000,000	114,431	$—	$—

Total derivatives designated as hedging instruments		$114,431		$(56,244)

Derivatives not designated as hedging instruments:
Interest rate cap agreements	$89,520	$1,963	$—	$—

Total derivatives(c)		$116,394		$(56,244)

(a)
Converts floating interest rate debt into fixed rate debt.

(b)
Derivative assets are presented in Lease receivables and other assets on the 2011 Consolidated Balance Sheet.

(c)
Derivative assets and liabilities are presented net in Derivative assets on the 2010 Consolidated Balance Sheet.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note U—Derivative Financial Instruments (Continued)

        During the years ended December 31, 2011, 2010 and 2009, we recorded the following in OCI related to derivative instruments:

	December 31
Gain (Loss)	2011	2010	2009
	(Dollars in thousands)
Effective portion of change in fair market value of derivatives(a):
Interest rate swap agreements(b)	$23,059	$3,949	$44,176
Foreign exchange swap agreements(c)	140,029	(111,473)	116,441
Amortization of balances of de-designated hedges and other adjustments	2,809	3,372	(485)
Foreign exchange component of cross currency swaps credited (charged) to income	(104,800)	225,700	(114,620)
Income tax effect	(21,384)	(42,542)	(15,929)

Net changes in cash flow hedges, net of taxes	$39,713	$79,006	$29,583

(a)
Includes $7.0 million, $23.3 million and $(12.7) million of combined CVA and MVA for the years ended December 31, 2011, 2010 and 2009.

(b)
Includes the following amounts for the following periods:
Year ended December 31, 2011, 2010 and 2009:    (i) effective portion of the unrealized gain or (loss) on derivative position recorded in OCI of $(2,166), $(27,733) and $7,260, respectively; and (ii) amounts reclassified from AOCI primarily into interest expense when cash payments were made or received on qualifying cash flow hedges of $(25,225), $(31,682) and $(36,916), respectively.

(c)
Includes the following amounts for the following periods:
Year ended December 31, 2011, 2010 and 2009:    (i) effective portion of the unrealized gain or (loss) on derivative position of $108,709, $(172,003) and $66,037, respectively; and (ii) amounts reclassified from AOCI primarily into interest expense when cash payments were made or received on qualifying cash flow hedges of $(31,320), $(60,530) and $(50,404), respectively. Also included in this amount is a loss on matured swaps of $(6,502) for the year ended December 31, 2011.

        We estimate that within the next twelve months, we will amortize into earnings approximately $(17.1) million of the pre-tax balance in AOCI under cash flow hedge accounting in connection with our program to convert debt from floating to fixed interest rates.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note U—Derivative Financial Instruments (Continued)

        The following table presents the effect of derivatives recorded in the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009:

	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)(a)
	December 31,
	2011	2010	2009
	(Dollars in thousands)
Derivatives Designated as Cash Flow Hedges:
Interest rate swap agreements	$(111)	$(156)	$(868)
Foreign exchange swap agreements	1,008	(26,788)	12,791

Total	897	(26,944)	11,923

Derivatives Not Designated as a Hedge:
Interest rate cap agreements(b)	(1,394)	(2,062)	(647)
Reconciliation to Consolidated Statements of Operations:
Income effect of maturing derivative contracts	(6,502)	(15,409)	9,689
Reclassification of amounts de-designated as hedges recorded in AOCI	(2,809)	(3,372)	485

Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	$(9,808)	$(47,787)	$21,450

(a)
All components of each derivative's gain or loss were included in the assessment of effectiveness.

(b)
An additional $(0.4) million, $(0.1) million and $(0.8) million of amortization of premium paid to the derivative counterparty was recognized in Interest expense during the years ended December 31, 2011, 2010 and 2009, respectively.

Note V—Fair Value Disclosures of Financial Instruments

        The carrying amounts and fair values of our financial instruments at December 31, 2011 and 2010 are as follows:

	2011		2010
	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)
	(Dollars in thousands)
Cash, including restricted cash	$2,389,816	$2,389,816	$3,524,750 (a)	$3,524,750
Notes and trade receivables	9,489	8,713	65,065	64,622
Debt financing (including subordinated debt and foreign currency adjustment)	(24,384,272)	(24,228,045)	(27,789,786)	(28,267,765)
Derivative assets(b)(c)	198	198	60,150	60,150
Derivative liabilities(b)	31,756	31,756	—	—
Guarantees	(21,164)	(34,103)	(10,013)	(11,654)

(a)
Includes restricted cash of $414.8 million (2011) and $457.1 million (2010).

(b)
Includes combined CVA and MVA of $6.4 million (2011) and $23.3 million (2010).

(c)
2010 balance is presented net of liabilities of $56,244.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note V—Fair Value Disclosures of Financial Instruments (Continued)

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

        Debt Financing:    Quoted prices are used where available. The fair value of our long-term unsecured fixed-rate debt is estimated using discounted cash flow analyses, based on our spread to U.S. Treasury bonds for similar debt at year-end. The fair value of our long-term unsecured floating rate debt is estimated using discounted cash flow analysis based on credit default spreads. The market value of floating rate secured debt is approximately equal to par. Fair value of secured fixed rate debt is calculated using mid-market values.

        Derivatives:    Fair values were based on the use of a valuation model that utilizes among other things, current interest, foreign exchange and volatility rates, as applicable.

        AVGs:    Guarantees entered into after December 31, 2002, are included in Accrued interest and other payables on our Consolidated Balance Sheets. Fair value is determined by reference to the underlying aircraft and guarantee amount adjusted for the probability of exercise.

Note W—Subsequent Events

Bankruptcies

        Subsequent to December 31, 2011, four of our customers, including one with two separate operating certificates, ceased operations or filed for bankruptcy, or its equivalent, and returned 42 of our aircraft. As a result, we performed a recoverability analysis and recorded impairments of $43.9 million in 2011 related to those aircraft (see Note F—Aircraft Impairment Charges on Flight Equipment Held for Use). In addition, we also recorded aggregate reserves of $23.0 million on two finance and sales-type leases (see Note J—Net Investment in Finance and Sales-type Leases) for the year ended December 31, 2011. See Note P—Other Information for lease revenue from lessees who have filed for bankruptcy protection or have ceased operations.

Senior Secured Term Loan

        On February 23, 2012, one of our indirect, wholly owned subsidiaries entered into a secured term loan agreement in the amount of $900 million. The loan matures on June 30, 2017, and bears interest at LIBOR plus a margin of 4.0%, or, if applicable, a base rate plus a margin of 3.0%. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain wholly owned subsidiaries of the subsidiary borrower. The security granted includes the equity interests in certain special purpose subsidiaries of the subsidiary borrower ("SPEs") that have been designated as non-restricted under our indentures and that hold title to 62 aircraft and all related equipment and leases with an average appraised base market value, as defined in the loan agreement, of approximately $1.66 billion as of December 31, 2011. The $1.66 billion equals an initial loan-to-value ratio of approximately 54%. The

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note W—Subsequent Events (Continued)

principal of the loan is payable in full at maturity with no scheduled amortization. We can voluntarily prepay the loan at any time, subject to a 1% prepayment penalty prior to February 23, 2013.

        The loans require a loan-to-value ratio of no more than 63%. If the subsidiary borrower does not maintain compliance with the maximum loan-to-value ratio, it will be required to prepay portions of the outstanding loans, deposit an amount in the cash collateral account or transfer additional aircraft to SPEs, subject to certain concentration criteria, so that the ratio is equal to or less than the maximum loan-to-value ratio.

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

Repayment and Termination of Credit Facility

        On February 23, 2012, we repaid and terminated our $2.5 billion revolving credit agreement, dated as of October 13, 2006 and amended as of April 16, 2010 and December 17, 2010. As of December 31, 2011, there was $456.9 million outstanding under this credit facility, consisting of secured loans that were scheduled to mature in October 2012. The loans were secured by a lien on the equity interests of certain of our non-restricted subsidiaries that own certain aircraft, some of which were used to secure our new secured term loan described above.

AeroTurbine Revolving Credit Agreement

        On February 23, 2012, we increased the aggregate amount available under the AeroTurbine credit facility dated December 9, 2011, by $95 million for a maximum aggregate available amount of $430 million. AeroTurbine has the option to increase the aggregate amount available under the facility by an additional $70 million, either by adding new lenders or allowing existing lenders to increase their commitments if they choose to do so.

Note X—Quarterly Financial Information (Unaudited)

        We have set forth below selected quarterly financial data for the years ended December 31, 2011 and 2010. The following quarterly financial information for each of the three months ended and at March 31, June 30, September 30, and December 31, 2011 and 2010 is unaudited. As stated in Note A—Basis of Preparation, the classification of certain revenue and expense amounts in our prior period financial statements were revised to conform to current period presentation, reflecting the basis of our assets and liabilities used by AIG. We have presented these amounts separately below, both as reported and as revised, for AIG's basis in our assets and liabilities.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note X—Quarterly Financial Information (Unaudited) (Continued)

As previously reported:

	Quarter
	First	Second	Third		Fourth	Total
	(Dollars in thousands)
Year Ended December 31, 2011
Total Revenues	$1,168,513	$1,125,532	$1,123,153		N/A	N/A
Pre-tax (Loss) Income(a)	117,362	106,057	(1,272,426)		N/A	N/A
Net (Loss) Income(a)	73,721	72,680	(837,685)		N/A	N/A
Year Ended December 31, 2010
Total Revenues	$1,244,132	$1,172,644	$1,211,535		$1,170,569	$4,798,880
Pre-tax Income(b)	(98,612)	174,358	(157,185	)(c)	(510,429)	(591,868)
Net Income(b)	(62,926)	110,753	(105,535)		(326,050)	(383,758)

(a)
During 2011, we recorded impairment charges and fair value adjustments of $103.3 million, $43.8 million, $1,459.0 million and $110.4 million during the first, second, third and fourth quarters, respectively, related to 127 aircraft.

(b)
During 2010, we recorded impairment charges and fair value adjustments of $353.4 million, $61.2 million, $407.4 million and $676.7 million during the first, second, third and fourth quarter, respectively, related to 155 aircraft.

(c)
In the third quarter of 2010, we recorded an out of period adjustment which decreased pretax income by $20.2 million related to prior quarters and years and relating to certain pension costs under a non qualified plan covering certain ILFC employees for the service period of 1996-2010.

Revised:

	Quarter
	First	Second	Third		Fourth	Total
	(Dollars in thousands)
Year Ended December 31, 2011
Total Revenues	$1,168,513	$1,125,532	$1,123,153		$1,109,465	$4,526,663
Pre-tax (Loss) Income(a)	110,676	107,752	(1,336,954)		84,547	(1,033,979)
Net (Loss) Income(a)	69,384	73,780	(879,541)		12,476	(723,901)
Year Ended December 31, 2010
Total Revenues	$1,244,132	$1,172,644	$1,211,535		$1,170,569	$4,798,880
Pre-tax Income(b)	(96,774)	171,487	(231,606	)(c)	(607,743)	(764,636)
Net Income(b)	(61,736)	108,894	(153,736)		(389,090)	(495,668)

(a)
During 2011, we recorded impairment charges and fair value adjustments of $111.1 million, $43.8 million, $1,525.3 million and $57.3 million during the first, second, third and fourth quarter, respectively, related to 130 aircraft.

(b)
During 2010, we recorded impairment charges and fair value adjustments of $348.9 million, $61.2 million, $480.1 million and $773.0 million during the first, second, third and fourth quarter, respectively, related to 159 aircraft.

(c)
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

Dated: March 7, 2012

INTERNATIONAL LEASE FINANCE CORPORATION
By	/s/ ELIAS HABAYEB Elias Habayeb Senior Vice President & Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ HENRI COURPRON Henri Courpron	Chief Executive Officer & Director (Principal Executive Officer)	March 7, 2012
/s/ ELIAS HABAYEB Elias Habayeb	Senior Vice President & Chief Financial Officer (Principal Financial Officer)	March 7, 2012
/s/ DOUGLAS M. STEENLAND Douglas M. Steenland	Non-Executive Chairman of the Board & Director	March 7, 2012
/s/ ALAN H. LUND Alan H. Lund	Director	March 7, 2012
/s/ ROBERT H. BENMOSCHE Robert H. Benmosche	Director	March 7, 2012
/s/ WILLIAM N. DOOLEY William N. Dooley	Director	March 7, 2012
/s/ LESLIE L. GONDA Leslie L. Gonda	Director	March 7, 2012

Signature	Title	Date

/s/ DAVID L. HERZOG David L. Herzog	Director	March 7, 2012
/s/ KURT H. SCHWARZ Kurt H. Schwarz	Senior Vice President, Chief Accounting Officer & Controller (Principal Accounting Officer)	March 7, 2012

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