Form 10-Q
period 2012-03-31
INTERNATIONAL LEASE FINANCE CORP
filed 2012-05-08
CIK 714311

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
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

         As of May 7, 2012, there were 45,267,723 shares of Common Stock, no par value, outstanding.

         Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT

TABLE OF DEFINITIONS

AIG	American International Group, Inc.
AIGFP	AIG Financial Products Corp.
Airbus	Airbus S.A.S.
AOCI	Accumulated other comprehensive income
Boeing	The Boeing Company
The Company, ILFC, we, our, us	International Lease Finance Corporation
CVA	Credit Value Adjustment
Department of the Treasury	United States Department of the Treasury
ECA	Export Credit Agency
FASB	Financial Accounting Standards Board
Fitch	Fitch Ratings, Inc.
GAAP	Generally Accepted Accounting Principles in the United States of America
IFRS	International Financial Reporting Standards
LIBOR	London Interbank Offered Rates
Master Transaction Agreement	Master Transaction Agreement, entered into by AIG on December 8, 2010, with the Department of the Treasury
Moody's	Moody's Investor Service, Inc.
MVA	Market Value Adjustment
OCI	Other comprehensive income
Part-out	Disassembly of an aircraft for the sale of its parts
SEC	U.S. Securities and Exchange Commission
S&P	Standard and Poor's, a division of The McGraw-Hill Companies, Inc.
SPE	Special Purpose Entity
VIEs	Variable Interest Entities
WKSI	Well Known Seasoned Issuer

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

INTERNATIONAL LEASE FINANCE CORPORATION AND SUSIDIARIES

CONDENSED, CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents, including interest bearing accounts of $2,317,486 (2012) and $1,909,529 (2011)	$2,352,436	$1,975,009
Restricted cash, all in interest bearing accounts	384,710	414,807
Net investment in finance and sales-type leases	58,927	81,746
Flight equipment under operating leases	47,988,072	47,620,895
Less accumulated depreciation	12,536,132	12,118,607

	35,451,940	35,502,288
Deposits on flight equipment purchases	335,355	298,782
Lease receivables and other assets	663,346	599,734
Deferred debt issue costs, less accumulated amortization of $255,535 (2012) and $246,082 (2011)	295,239	288,878

	$39,541,953	$39,161,244

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued interest and other payables	$417,478	$447,521
Current income taxes and other tax liabilities	258,113	253,600
Secured debt financing, net of deferred debt discount of $7,675 (2012) and $17,452 (2011)	9,453,866	9,764,631
Unsecured debt financing, net of deferred debt discount of $44,796 (2012) and $39,128 (2011)	14,202,980	13,619,641
Subordinated debt	1,000,000	1,000,000
Derivative liabilities	31,028	31,756
Security deposits, deferred overhaul rental and other customer deposits	2,035,192	2,035,432
Rentals received in advance	262,029	272,205
Deferred income taxes	4,250,628	4,204,589
Commitments and Contingencies—Note K
SHAREHOLDERS' EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B, each having 500 shares issued and outstanding	100,000	100,000
Common stock—no par value; 100,000,000 authorized shares, 45,267,723 issued and outstanding	1,053,582	1,053,582
Paid-in capital	1,243,347	1,243,225
Accumulated other comprehensive loss	(19,901)	(19,637)
Retained earnings	5,253,611	5,154,699

Total shareholders' equity	7,630,639	7,531,869

	$39,541,953	$39,161,244

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Dollars in thousands)

(Unaudited)

	March 31, 2012	March 31, 2011
REVENUES AND OTHER INCOME
Rental of flight equipment	$1,122,225	$1,140,921
Flight equipment marketing and gain on aircraft sales	6,056	673
Interest and other	23,263	26,919

	1,151,544	1,168,513

EXPENSES
Interest	390,820	407,499
Depreciation of flight equipment	479,650	451,417
Aircraft impairment charges on flight equipment held for use	11,171	6,538
Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed	7,344	104,572
Loss on early extinguishment of debt	20,880	—
Flight equipment rent	4,500	4,500
Selling, general and administrative	84,766	51,714
Other expenses	200	31,597

	999,331	1,057,837

INCOME BEFORE INCOME TAXES	152,213	110,676
Income tax provision	53,204	41,292

NET INCOME	$99,009	$69,384

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Dollars in thousands)

(Unaudited)

	March 31, 2012	March 31, 2011
NET INCOME	$99,009	$69,384

OTHER COMPREHENSIVE INCOME
Net changes in fair value of cash flow hedges, net of taxes of $302 (2012) and $(6,160) (2011) and net of reclassification adjustments	(259)	11,439
Change in unrealized appreciation on securities available for sale, net of taxes of $2 (2012) and $0 (2011) and net of reclassification adjustments	(6)	(431)

	(265)	11,008

COMPREHENSIVE INCOME	$98,744	$80,392

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Dollars in thousands)

(Unaudited)

	March 31, 2012	March 31, 2011
OPERATING ACTIVITIES
Net income	$99,009	$69,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	479,650	451,417
Deferred income taxes	46,200	42,534
Derivative instruments	(1,289)	(100,830)
Foreign currency adjustment of non-US$ denominated debt	—	84,100
Amortization of deferred debt issue costs	19,845	15,964
Amortization of debt discount	3,222	3,490
Amortization of prepaid lease costs	11,903	11,540
Aircraft impairment charges and fair value adjustments	18,515	111,110
Loss on early extinguishment of debt	20,880	—
Other, including gain on aircraft sales and disposals	(14,989)	(2,175)
Changes in operating assets and liabilities:
Lease receivables and other assets	3,650	(4,174)
Accrued interest and other payables	(38,494)	(131,681)
Current income taxes	4,513	(29,771)
Rentals received in advance	(10,176)	(20,184)

Net cash provided by operating activities	642,439	500,724

INVESTING ACTIVITIES
Acquisition of flight equipment	(489,150)	(98,487)
Payments for deposits and progress payments	(69,262)	(47,940)
Proceeds from disposal of flight equipment	17,300	198,643
Net change in restricted cash	30,097	55,196
Collections on notes receivable and finance and sales-type leases	9,288	37,380
Other	—	(2,814)

Net cash (used in) provided by investing activities	(501,727)	141,978

FINANCING ACTIVITIES
Proceeds from debt financing	2,530,895	—
Payments in reduction of debt financing, net of foreign currency swap settlements	(2,270,396)	(1,490,825)
Debt issue costs	(38,233)	(67,144)
Payment of preferred dividends	(102)	(175)
Security and rental deposits received	26,203	19,380
Security and rental deposits returned	(25,118)	(15,808)
Transfers of security and rental deposits on sales of aircraft	—	(19,391)
Deferred overhaul rentals collected	102,824	105,570
Overhaul deposits reimbursed	(116,524)	(82,914)
Transfer of overhauls rentals on sales of aircraft	—	(18,623)
Net change in other deposits	27,175	14,679

Net cash provided by (used in) financing activities	236,724	(1,555,251)

Net increase (decrease) in cash	377,436	(912,549)
Effect of exchange rate changes on cash	(9)	621
Cash at beginning of period	1,975,009	3,067,697

Cash at end of period	$2,352,436	$2,155,769

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Dollars in thousands)

(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	March 31, 2012		March 31, 2011
Cash paid during the period for:
Interest, excluding interest capitalized of $3,390 (2012) and $2,106 (2011)	$453,296		$544,459
Income taxes, net	1,680	(a)	28,528	(a)

(a)
Includes approximately $2 million and $26 million paid to AIG for ILFC tax liability for the three month periods ending March 31, 2012 and 2011, respectively.

Non-Cash Investing and Financing Activities

2012:

  Deposits on flight equipment purchases of $36,532 were applied to Acquisition of flight equipment under operating leases.

  Flight equipment under operating leases in the amount of $81,322 were reclassified to Lease receivables and other assets in the amount of $80,801, with $521 recognized in income.

  Flight equipment classified as Net investment in finance and sales-type leases in the amount of $20,819 were reclassified to Flight equipment under operating leases.

2011:

  Held for sale assets in the amount of $49,060 were reclassified to Flight equipment under operating leases in the amount of $52,420, with $3,360 realized in income for aircraft that no longer meet the definition of held for sale.

  Deposits on flight equipment purchases of $31,734 were applied to Acquisition of flight equipment under operating leases.

  Customer security deposits of $7,354 were forfeited and recognized in income.

  Flight equipment under operating leases of $3,050 was transferred to Lease receivables and other assets upon the part- out of an aircraft.

  Compensation expenses paid by AIG on our behalf in the amount of $1,703 were recorded as Additional paid in capital.

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

A. Basis of Preparation

        ILFC is an indirect wholly-owned subsidiary of AIG. AIG is a holding company, which, through its subsidiaries, is primarily engaged in a broad range of insurance and insurance-related activities in the United States and abroad.

        As of December 31, 2011, ILFC has elected to reflect AIG's basis in the assets acquired and liabilities assumed in connection with AIG's acquisition of ILFC.

        The condensed, consolidated financial statements and financial information of ILFC previously reported for the period ended March 31, 2011, are not directly comparable to the condensed, consolidated financial statements and financial information of ILFC included in this report as a result of the above-mentioned change in accounting principle. The differences relate to basis differences in flight equipment under operating leases which affect depreciation expense, aircraft impairment charges and fair value adjustments, flight equipment marketing and gain on aircraft sales, tax provisions, and net income. The impact of this adoption on ILFC's statement of income for the period ended March 31, 2011, is presented below.

	Three Months Ended March 31, 2011
	Previously Reported	Adjusted for New Basis
	(Dollars in thousands)
Consolidated Statements of Income
Depreciation of flight equipment	452,531	451,417
Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed	103,310	104,572
Aircraft impairment charges on flight equipment held for use	—	6,538
Income before taxes	117,362	110,676
Provision for income taxes	43,641	41,292
Net income	73,721	69,384

        The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

        The accompanying unaudited, condensed, consolidated financial statements include our accounts and accounts of all other entities in which we have a controlling financial interest. See Note L—Variable Interest Entities for further discussions on VIEs. All material intercompany accounts have been eliminated in consolidation.

        In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included. Certain reclassifications have been made to the 2011 unaudited, condensed, consolidated financial statements to conform to the 2012 presentation. Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These statements

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

A. Basis of Preparation (Continued)

should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

B. Recent Accounting Pronouncements

Adoption of Recent Accounting Standard:

  Common Fair Value Measurements and Disclosure Requirements in GAAP and IFRS

        In May 2011, the FASB issued an accounting standard update that amends certain aspects of the fair value measurement guidance in GAAP, primarily to achieve the FASB's objective of a converged definition of fair value and substantially converged measurement and disclosure guidance with IFRS. Consequently, as of January 1, 2012, when the new standard became effective, GAAP and IFRS are consistent, with certain exceptions.

        The new standard's fair value guidance applies to all companies that measure assets, liabilities, or instruments classified in shareholders' equity at fair value or provide fair value disclosures for items not recorded at fair value. While many of the amendments to GAAP did not significantly affect our current practice, the guidance clarifies how a principal market is determined, addresses the fair value measurement of financial instruments with offsetting market or counterparty credit risks and the concept of valuation premise (i.e., in-use or in exchange) and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and requires additional disclosures.

        We adopted the standard on January 1, 2012, when it became effective. The adoption had no impact on our financial position, results of operations or cash flows, but affected our fair value disclosures, which are disclosed in Note M—Fair Value Measurements and Note O—Fair Value Disclosures of Financial Instruments herein.

  Presentation of Comprehensive Income

        In June 2011, the FASB issued an accounting standard update that requires the presentation of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components, followed consecutively by a second statement that presents total other comprehensive income and its components. This presentation was effective January 1, 2012, and required retrospective application. The adoption of this standard had no effect on our consolidated financial statements because we already use the two-statement approach to present comprehensive income.

Future Application of Accounting Standards:

  Testing of Goodwill for Impairment

        In September 2011, the FASB issued an accounting standard that amends the approach to testing goodwill for impairment. The new standard simplifies how entities test goodwill for impairment by

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

B. Recent Accounting Pronouncements (Continued)

permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative, two step goodwill impairment test. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We will adopt the new standard in conjunction with our annual goodwill impairment test to be performed for the year ended December 31, 2012. The adoption of the new standard will not have a material effect on our consolidated financial condition, results of operations or cash flows.

C. Restricted Cash

        We entered into ECA facility agreements in 1999 and 2004 through subsidiaries. See Note I—Debt Financings. We had no loans outstanding under the 1999 ECA facility as of March 31, 2012. Because of our current long-term debt ratings, the 2004 ECA facility requires us to segregate security deposits, overhaul rentals and rental payments received under the leases of the aircraft funded under the 2004 ECA facility (segregated rental payments are used to make scheduled principal and interest payments on the outstanding debt). The segregated funds are deposited into separate accounts pledged to and controlled by the security trustee of the 2004 ECA facility. At March 31, 2012, and December 31, 2011, respectively, we had segregated security deposits, overhaul rentals and rental payments aggregating approximately $384.7 million and $414.8 million related to aircraft funded under the 2004 ECA facility. The segregated amounts fluctuate with changes in security deposits, overhaul rentals, rental payments and debt maturities related to the aircraft funded under the 2004 ECA facility. In addition, if a default resulting in an acceleration of the obligations under the 2004 ECA facility were to occur, pursuant to a cross-collateralization agreement, we would have to segregate lease payments, overhaul rentals and security deposits received after such acceleration event occurred relating to all the aircraft funded under the 1999 ECA facility, even though those aircraft are no longer subject to a loan at March 31, 2012.

D. Related Party Transactions

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

        Expenses Paid by AIG on Our Behalf:    We recorded $0.1 million and $(8.0) million in Additional paid in capital for the three months ended March 31, 2012 and the year ended December 31, 2011, respectively, for compensation and other expenses paid by AIG on our behalf for which we were not required to pay.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

D. Related Party Transactions (Continued)

        Derivatives and Insurance Premiums:    The counterparty of all of our interest rate swap agreements as of March 31, 2012, was AIG Markets, Inc., a wholly-owned subsidiary of AIG. See Note M—Fair Value Measurements and Note N—Derivative Financial Instruments. In addition, we purchase insurance through a broker who may place part of our policies with AIG. Total insurance premiums were $2.4 million and $2.0 million for the three months ended March 31, 2012 and 2011, respectively.

        Our financial statements include the following amounts involving related parties:

	Three Months Ended
Income Statement	March 31, 2012	March 31, 2011
	(Dollars in thousands)
Expense (income):
Effect from derivatives on contracts with AIGFP novated to AIG Markets, Inc.(a)	$305	$(258)
Interest on derivative contracts with AIGFP novated to AIG Markets, Inc.	5,081	17,566
Allocation of corporate costs from AIG	8,677	6,106
Management fees received	(2,205)	(2,240)
Management fees paid to subsidiaries of AIG	40	27

Balance Sheet	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Asset (liability):
Derivative liabilities(a)	$(31,028)	$(31,756)
Current income taxes and other tax liabilities (payable) to AIG(b)	(284,761)	(279,441)
Accrued corporate costs payable to AIG	(22,072)	(21,672)

(a)
See Note N—Derivative Financial Instruments for all derivative transactions.

(b)
We paid approximately $2 million and $58.5 million to AIG during the three months ended March 31, 2012 and the year ended December 31, 2011, respectively.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

E. Interest and Other Income

        Interest and Other Income consisted of the following:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
AeroTurbine revenue(a)
Engines, parts and supplies	73,282	—
Cost of sales	(60,949)	—

	12,333	—
Interest and Other	10,930	26,919

Total	23,263	26,919

(a)
Other income for 2012 includes revenue from sales by AeroTurbine of engines, aircraft and parts, presented net of cost of sales on our condensed, consolidated statements of income since AeroTurbine was acquired on October 7, 2011.

F. Aircraft Impairment Charges on Flight Equipment Held for Use

        Management evaluates quarterly the need to perform a recoverability assessment of aircraft in our fleet considering the requirements under GAAP. Recurring recoverability assessments are performed whenever events or changes in circumstances indicate that the carrying amount of our aircraft may not be recoverable, which may require us to change our assumptions related to future estimated cash flows. The events or changes in circumstances considered include potential sales, changes in contracted lease terms, changes in the status of an aircraft as leased, re-leased, or not subject to lease, repossessions of aircraft, changes in portfolio strategies, changes in demand for a particular aircraft type and changes in economic and market circumstances. Any of these events would be considered when it occurs before the financial statements are issued, including lessee bankruptcies occurring subsequent to the balance sheet date.

        During the three months ended March 31, 2012, we recorded impairment charges of $11.2 million relating to two aircraft. During the three months ended March 31, 2011, we recorded impairment charges of $6.5 million relating to one aircraft.

G. Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed

        From time to time we will dispose of aircraft from our fleet held for use prior to the conclusion of their useful life, most frequently through either a sale or part-out. As part of the recoverability assessment of our fleet, management assesses potential transactions and the likelihood that each individual aircraft will continue to be held for use as part of our leased fleet, or if the aircraft will be disposed as mentioned above. If management determines that it is more likely than not that an aircraft will be disposed of through either a sale or part-out as a result of a potential transaction, the aircraft is recorded at the lower of fair market value or its current carrying value, with any necessary adjustments

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

G. Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed (Continued)

recorded in income. Further, if the aircraft meets the criteria to be classified as Flight equipment held for sale, we reclassify the aircraft from Flight equipment under operating leases into Flight equipment held for sale (subsequent to recording any necessary impairment charges or fair value adjustments).

        We reported the following impairment charges and fair value adjustments on flight equipment sold or to be disposed:

	Three Months Ended
	March 31, 2012			March 31, 2011
	Aircraft Impaired or Adjusted		Impairment Charges and Fair Value Adjustments	Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments
	(Dollars in millions)
Loss/(Gain)
Impairment charges and fair value adjustments on aircraft likely to be sold or sold	2		$5.2	9	$108.3
Fair value adjustments on held for sale aircraft sold or transferred from held for sale back to flight equipment under operating leases	—		—	8	(6.2)
Impairment charges on aircraft designated for part-out	—	(a)	2.1	1	2.5

Total Impairment charges and fair value adjustments on flight equipment	2		$7.3	18	$104.6

(a)
Relates to three engines.

  Three months ended March 31, 2012

        Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed aggregated $7.3 million for the three months ended March 31, 2012. We recorded (i) $5.2 million of impairment charges on two aircraft we sold or deemed more likely than not to be sold, but that did not meet the criteria required to be classified as Flight equipment held for sale; and (ii) $2.1 million on three engines designated for part-out.

  Three months ended March 31, 2011

        Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed aggregated $104.6 million for the three months ended March 31, 2011. We recorded (i) $108.3 million of fair value adjustments on nine aircraft we sold or deemed more likely than not to be sold; (ii) $2.5 million on one aircraft designated for part-out; and (iii) $6.2 million of net positive fair value adjustments on aircraft reclassified to or from Flight equipment held for sale.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

H. Lease Receivables and Other Assets

        Lease receivables and other assets consisted of the following:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Lease receivables	$191,044	$205,373
AeroTurbine Inventory	140,902	148,452
Lease incentive costs, net of amortization	136,881	119,878
Other assets	140,019	64,379
Goodwill and Other intangible assets	51,126	51,965
Notes and trade receivables, net of allowance(a)	3,217	9,489
Derivative assets(b)	157	198

	$663,346	$599,734

(a)
Notes receivable are primarily from the sale of flight equipment and are fixed with varying interest rates from 6.5% to 8.0%.

(b)
See Note N—Derivative Financial Instruments.

        We had the following activity in our allowance for credit losses on notes receivable:

(Dollars in thousands)
Balance at December 31, 2010	$21,042
Provision	21,898
Write-offs	—
Recoveries	(1,544)

Balance at December 31, 2011	41,396
Provision	—
Write-offs	—
Recoveries	(338)

Balance at March 31, 2012	$41,058

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

I. Debt Financings

        Our debt financing was comprised of the following at the following dates:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Secured
Senior secured bonds	$3,900,000	$3,900,000
ECA financings	2,197,129	2,335,147
Secured bank debt(a)	1,914,412	2,246,936
Institutional secured term loans	1,450,000	1,300,000
Less: Deferred debt discount	(7,675)	(17,452)

	9,453,866	9,764,631
Unsecured
Bonds and Medium-Term Notes	14,247,776	13,658,769
Less: Deferred debt discount	(44,796)	(39,128)

	14,202,980	13,619,641

Total Senior Debt Financings	23,656,846	23,384,272
Subordinated Debt	1,000,000	1,000,000

	$24,656,846	$24,384,272

(a)
Of this amount, $92.7 million (2012) and $97.0 million (2011) is non-recourse to ILFC. These secured financings were incurred by VIEs and consolidated into our condensed, consolidated financial statements.

        For some of our secured debt financings, we created direct and indirect wholly-owned subsidiaries for the purpose of purchasing and holding title to aircraft, and we pledged the equity of those subsidiaries as collateral. These subsidiaries have been designated as non-restricted subsidiaries under our indentures and meet the definition of a VIE. We have determined that we are the primary beneficiary of such VIEs and, accordingly, we consolidate such entities into our condensed, consolidated financial statements. See Note L—Variable Interest Entities for more information on VIEs.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

I. Debt Financings (Continued)

        The following table presents information regarding the collateral pledged for our secured debt:

	As of March 31, 2012
	Secured Debt Outstanding	Net Book Value		Number of Aircraft
	(Dollars in thousands)
Senior Secured Bonds	$3,900,000	$6,727,791		174
ECA Financings	2,197,129	5,521,136		119
Secured Bank Debt	1,914,412	2,721,794	(a)	56	(a)
Institutional Secured Term Loans	1,450,000	3,018,048		100

Total	$9,461,541	$17,988,769		449

(a)
Amounts represent net book value and number of aircraft securing ILFC secured bank term debt and do not include the book value or number of AeroTurbine assets securing the AeroTurbine revolving credit agreement, under which $275.9 million is included in the total Debt outstanding. ILFC guarantees the AeroTurbine revolving credit agreement on an unsecured basis.

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

March 31, 2012

(Unaudited)

I. Debt Financings (Continued)

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

        As of March 31, 2012, approximately $2.2 billion was outstanding under the 2004 ECA facility and no loans were outstanding under the 1999 ECA facility. The interest rates on the loans outstanding under the 2004 ECA facility are either fixed or based on LIBOR and ranged from 0.71% to 4.71% at March 31, 2012. The net book value of the aircraft purchased under the 2004 ECA facility was $4.2 billion at March 31, 2012. The loans are guaranteed by various European ECAs. We have collateralized the debt with pledges of the shares of wholly owned subsidiaries that hold title to the aircraft financed under the facilities. The 2004 ECA facility contains customary events of default and restrictive covenants, including a covenant to maintain a minimum consolidated tangible net worth.

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

        We have cross-collateralized the 1999 ECA facility with the 2004 ECA facility. As part of such cross-collateralization we (i) guarantee the obligations under the 2004 ECA facility through our subsidiary established to finance Airbus aircraft under the 1999 ECA facility; (ii) granted mortgages over certain aircraft financed under the 1999 ECA facility and security interests over other collateral related to the aircraft financed under the 1999 ECA facility to secure the guaranty obligation; (iii) have to maintain a loan-to-value ratio (aggregating the aircraft from the 1999 ECA facility and the 2004 ECA facility) of no more than 50%, in order to release liens (including the liens incurred under the cross-collateralization agreement) on any aircraft financed under the 1999 or 2004 ECA facilities or other assets related to the aircraft; and (iv) agreed to apply proceeds generated from certain disposals of aircraft to obligations under the 2004 ECA facility.

        The cross-collateralization agreement also includes additional restrictive covenants relating to the 2004 ECA facility, restricting us from (i) paying dividends on our capital stock with the proceeds of asset sales and (ii) selling or transferring aircraft with an aggregate net book value exceeding a certain disposition amount, which is currently approximately $10.0 billion. The disposition amount will be reduced by approximately $91.4 million at the end of each calendar quarter during the remainder of the effective period. The covenants are in effect until December 31, 2012. A breach of these restrictive

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

I. Debt Financings (Continued)

covenants would result in a termination event for the ten loans funded subsequent to the date of the agreement and would make those loans, which aggregated $262.6 million at March 31, 2012, due in full at the time of such a termination event.

        In addition, if a termination event resulting in an acceleration of the obligations under the 2004 ECA facility were to occur, pursuant to the cross-collateralization agreement, we would have to segregate lease payments, overhaul rentals and security deposits received after such acceleration event occurred relating to all the aircraft funded under the 1999 ECA facility, even though those aircraft are no longer subject to a loan at March 31, 2012.

Secured Bank Debt

        2006 Credit Facility: We had a credit facility, dated October 13, 2006, as amended, under which the original maximum amount available was $2.5 billion. The interest on the secured loans was based on LIBOR plus a margin of 2.15%, plus facility fees of 0.2% on the outstanding balance. On February 23, 2012, we prepaid the total remaining outstanding amount under this facility of $456.9 million and terminated the facility. In connection with this prepayment, we recognized losses aggregating $3.2 million from the write off of unamortized deferred financing costs and deferred debt discount.

        2011 Secured Term Loan: On March 30, 2011, one of our non-restricted subsidiaries entered into a secured term loan agreement with lender commitments in the amount of approximately $1.3 billion, which was subsequently increased to approximately $1.5 billion. The loan matures on March 30, 2018, with scheduled principal payments commencing in June 2012, and bears interest at LIBOR plus a margin of 2.75%, or, if applicable, a base rate plus a margin of 1.75%. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain wholly-owned subsidiaries of the subsidiary borrower. The security granted initially included a portfolio of 54 aircraft, together with attached leases and all related equipment, with an average appraised base market value, as defined in the loan agreement, of approximately $2.4 billion as of January 1, 2011, and the equity interests in certain SPEs that own the pledged aircraft and related equipment and leases. The $2.4 billion was equal to an initial loan-to-value ratio of approximately 65%. The proceeds of the loan were made available to the subsidiary borrower as aircraft were transferred to the SPEs, at an advance rate equal to 65% of the initial appraised value of the aircraft transferred to the SPEs. At March 31, 2012, the full $1.5 billion had been advanced to the subsidiary borrower under the agreement.

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

        We can voluntarily prepay the loan at any time, subject to a 1% prepayment penalty before March 30, 2013. The loan facility contains customary covenants and events of default, including covenants that limit the ability of the subsidiary borrower and its subsidiaries to incur additional

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

I. Debt Financings (Continued)

indebtedness and create liens, and covenants that limit the ability of ILFC, the subsidiary borrower and its subsidiaries to consolidate, merge or dispose of all or substantially all of their assets and enter into transactions with affiliates.

        AeroTurbine Revolving Credit Agreement: AeroTurbine has a credit facility that expires on December 9, 2015 and after the most recent amendment on February 23, 2012, provides for a maximum aggregate available amount of $430 million, subject to availability under a borrowing base calculated based on AeroTurbine's aircraft assets and accounts receivable. AeroTurbine has the option to increase the aggregate amount available under the facility by an additional $70 million, either by adding new lenders or allowing existing lenders to increase their commitments if they choose to do so. Borrowings under the facility will bear interest determined, with certain exceptions, based on LIBOR plus a margin of 3.0%. AeroTurbine's obligations under the facility are guaranteed by ILFC on an unsecured basis and by AeroTurbine's subsidiaries (subject to certain exclusions) and are secured by substantially all of the assets of AeroTurbine and the subsidiary guarantors. The credit agreement contains customary events of default and covenants, including certain financial covenants. Additionally, the credit agreement imposes limitations on AeroTurbine's ability to pay dividends to us (other than dividends payable solely in common stock). As of March 31, 2012, AeroTurbine had $275.9 million outstanding under the facility.

        Secured Commercial Bank Financings:    In May 2009, ILFC provided $39.0 million of subordinated financing to a non-restricted subsidiary. The entity used these funds and an additional $106.0 million borrowed from third parties to purchase an aircraft, which it leases to an airline. The $106.0 million loan has two tranches, both secured by the aircraft and related lease receivable. The first tranche is $82.0 million, fully amortizes over the lease term, and is non-recourse to ILFC. The second tranche is $24.0 million, partially amortizes over the lease term, and is guaranteed by ILFC. Both tranches mature in May 2018 with interest rates based on LIBOR. At March 31, 2012, the interest rates on the $82.0 million and $24.0 million tranches were 3.394% and 5.094%, respectively. The entity entered into two interest rate cap agreements to economically hedge the related LIBOR interest rate risk in excess of 4.00%. At March 31, 2012, $75.0 million was outstanding under the two tranches and the net book value of the aircraft was $130.8 million.

        In June 2009, we borrowed $55.4 million through a non-restricted subsidiary, which owns one aircraft leased to an airline. Approximately half of the original loan amortizes over five years and the remaining $27.5 million is due in 2014. The loan is non-recourse to ILFC and is secured by the aircraft and the lease receivables. The interest rate on the loan is fixed at 6.58%. At March 31, 2012, $39.0 million was outstanding and the net book value of the aircraft was $86.9 million.

        On March 30, 2012, one of our indirect non-restricted subsidiaries entered into a $203 million term loan facility that was used to finance seven Boeing 737-800s purchased prior to April 30, 2012. The principal of each senior loan issued under the facility will partly amortize over six years, with the remaining principal payable at the maturity date. The loans are non-recourse to ILFC except under limited circumstances and are secured by the purchased aircraft and lease receivables. The subsidiary borrower can voluntarily prepay the loans at any time subject to a 2% prepayment fee prior to the

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

I. Debt Financings (Continued)

second anniversary date of the loan and a 1% prepayment fee between the second anniversary date and third anniversary date of the loan.

        The subsidiary borrower is prohibited under the agreement from: (i) incurring additional debt; (ii) incurring additional capital expenditures; (iii) hiring employees; and (iv) negatively pledging the assets securing the facility.

Institutional Secured Term Loans

        In 2010, we entered into the following term loans:

  •
  A $750 million term loan agreement secured by 43 aircraft and all related equipment and leases, with an initial loan-to-value ratio of approximately 56%. The loan had an original maturity date of March 17, 2015, and bore interest at LIBOR plus a margin of 4.75% with a LIBOR floor of 2.0%. On March 23, 2012, we repaid the loan in full. In connection with the prepayment of this loan, we recognized losses aggregating $17.7 million from the write off of unamortized deferred financing costs and deferred debt discount.

  •
  A $550 million term loan agreement entered into through a non-restricted subsidiary. The obligations of the subsidiary borrower were guaranteed on an unsecured basis by ILFC and on a secured basis by certain non-restricted subsidiaries of ILFC that held title to 37 aircraft, with an initial loan-to-value ratio of approximately 57%. The loan had an original maturity date of March 17, 2016, and bore interest at LIBOR plus a margin of 5.0% with a LIBOR floor of 2.0%. On April 12, 2012, we refinanced the loan with a new $550 million secured term loan, as further discussed below under "—Other Secured Financing Arrangements—2012 Term Loans."

        In 2012, we entered into the following term loans:

  •
  $900 Million Secured Term Loan: On February 23, 2012, one of our indirect, wholly owned subsidiaries entered into a secured term loan agreement in the amount of $900 million. The loan matures on June 30, 2017, and bears interest at LIBOR plus a margin of 4.0% with a 1.0% LIBOR floor, or, if applicable, a base rate plus a margin of 3.0%. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain wholly owned subsidiaries of the subsidiary borrower. The security granted includes the equity interests in certain SPEs of the subsidiary borrower that have been designated as non-restricted under our indentures and that hold title to 62 aircraft and all related equipment and leases with an average appraised base market value, as defined in the loan agreement, of approximately $1.66 billion as of December 31, 2011. The $1.66 billion equals an initial loan-to-value ratio of approximately 54%. The principal of the loan is payable in full at maturity with no scheduled amortization. We can voluntarily prepay the loan at any time, subject to a 1% prepayment penalty prior to February 23, 2013.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

I. Debt Financings (Continued)

  •
  $550 Million Secured Term Loan: On April 12, 2012, one of our indirect, wholly owned subsidiaries entered into a secured term loan agreement in the amount of $550 million. The loan matures on April 12, 2016, and bears interest at LIBOR plus a margin of 3.75% with a LIBOR floor of 1%. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain wholly owned subsidiaries of the subsidiary borrower. The security granted includes the equity interests in certain SPEs of the subsidiary borrower that have been designated as non-restricted under our indentures and that hold title to 36 aircraft and all related equipment and leases with an average initial appraised base market value, as defined in the loan agreement, of approximately $1.0 billion. The $1.0 billion equals an initial loan-to-value ratio of approximately 55%. The principal of the loan is payable in full at maturity with no scheduled amortization. We can voluntarily prepay the loan at any time, subject to a 1% prepayment penalty prior to April 12, 2013. We used the proceeds from this loan to prepay in full our $550 million secured term loan, that was scheduled to mature on March 17, 2016.

    These loans each require a loan-to-value ratio of no more than 63%. If the subsidiary borrower does not maintain compliance with the maximum loan-to-value ratio, it will be required to prepay portions of the outstanding loans, deposit an amount in the cash collateral account or transfer additional aircraft to SPEs, subject to certain concentration criteria, so that the ratio is equal to or less than the maximum loan-to-value ratio.

    The loans contain customary covenants and events of default, including covenants that limit the ability of the subsidiary borrowers and their subsidiaries to incur additional indebtedness and create liens, and covenants that limit the ability of ILFC, the subsidiary borrowers and their subsidiaries to consolidate, merge or dispose of all or substantially all of their assets and enter into transactions with affiliates.

Unsecured Bonds and Medium-Term Notes

        Shelf Registration Statement:    We have an effective shelf registration statement filed with the SEC. As a result of our WKSI status, we have an unlimited amount of debt securities registered for sale under the shelf registration statement.

        We have issued notes with an aggregate principal amount of $5.9 billion under our shelf registration statement, including $750 million of 4.875% notes due 2015 and $750 million of 5.875% notes due 2019, each issued on March 19, 2012. We received aggregate net proceeds of approximately $1.48 billion from the notes issuance on March 19, 2012, after deducting underwriting discounts and commissions and fees. We used part of the net proceeds to prepay our $750 million secured term loan due March 17, 2015 and the remainder will be used for general corporate purposes, including the repayment of existing indebtedness and the purchase of aircraft. The $5.9 billion of notes outstanding under our shelf registration statement mature from 2015 through 2022 and bear interest rates that range from 4.875% to 8.875%. At March 31, 2012, we also had $5.6 billion of public bonds and medium-term notes outstanding, with interest rates ranging from 0.93% to 7.50%, which we had issued in prior years under previous registration statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

I. Debt Financings (Continued)

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

Unsecured Bank Debt

        2011 Credit Facility: On January 31, 2011, we entered into a $2.0 billion unsecured three-year revolving credit facility with a group of 11 banks. This revolving credit facility expires on January 31, 2014, and provides for interest rates based on either a base rate or LIBOR plus an applicable margin determined by a ratings-based pricing grid. The credit agreement contains customary events of default and restrictive financial covenants that require us to maintain a minimum fixed charge coverage ratio, a minimum consolidated tangible net worth and a maximum ratio of consolidated debt to consolidated tangible net worth. As of March 31, 2012, no amounts were outstanding under this revolving credit facility.

Subordinated Debt

        In December 2005, we issued two tranches of subordinated debt totaling $1.0 billion. Both tranches mature on December 21, 2065. The $400 million tranche has a call option date of December 21, 2015. We can call the $600 million tranche at any time. The interest rate on the $600 million tranche is a floating rate with a credit spread of 1.55% plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. The interest rate resets quarterly and at March 31, 2012, the interest rate was 5.03%. The $400 million tranche has a fixed interest rate of 6.25% until the 2015 call option date, and if we do not exercise the call option, the interest rate will change to a floating rate, reset quarterly, based on the initial credit spread of 1.80% plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. If we choose to redeem the $600 million tranche, we must pay 100% of the principal amount of the bonds being redeemed, plus any accrued and unpaid interest to the redemption date. If we choose to

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

I. Debt Financings (Continued)

redeem only a portion of the outstanding bonds, at least $50 million principal amount of the bonds must remain outstanding.

J. Security Deposits on Aircraft, Deferred Overhaul Rentals and Other Customer Deposits

        Security deposits, deferred overhaul rentals and other customer deposits were comprised of:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Security deposits paid by lessees	$1,088,670	$1,089,771
Deferred overhaul rentals	708,124	718,472
Other customer deposits	238,398	227,189

Total	$2,035,192	$2,035,432

K. Commitments and Contingencies

        At March 31, 2012, we had committed to purchase 247 new aircraft, including 18 through sale-leaseback transactions, three used aircraft from third parties, and nine new spare engines scheduled for delivery through 2019 with aggregate estimated total remaining payments (including adjustment for anticipated inflation) of approximately $18.7 billion. All of these commitments to purchase new aircraft and engines are based upon agreements with each of Boeing, Airbus and Pratt and Whitney. In addition, AeroTurbine has agreed to purchase 12 engines under other flight equipment purchase agreements for an aggregate purchase commitment of $25.3 million.

Guarantees

  •
  Asset Value Guarantees:  We have guaranteed a portion of the residual value of 17 aircraft to financial institutions and other unrelated third parties for a fee. These guarantees expire at various dates through 2023 and generally obligate us to pay the shortfall between the fair market value and the guaranteed value of the aircraft and provide us with an option to purchase the aircraft for the guaranteed value. During 2011 and 2012, we have been called upon to perform under two such guarantees and, as a result, we purchased one aircraft during the three months ended March 31, 2012, and will purchase another aircraft in the first quarter of 2013. The transactions had no effect on our results of operations. At March 31, 2012, the total reserves related to these guarantees aggregated $14.6 million. At March 31, 2012, the maximum aggregate potential commitment that we were obligated to pay under the remaining 17 guarantees, without any offset for the projected value of the aircraft, which currently is in excess of the exercise price, was approximately $427 million.

  •
  Aircraft Loan Guarantees:  We guarantee one loan collateralized by an aircraft to a financial institution. The guarantee expires in 2014, when the loan matures, and obligates us to pay an amount up to the guaranteed value upon the default of the borrower, which will be offset by a

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

K. Commitments and Contingencies (Continued)

    portion of the underlying value of the aircraft collateral. At March 31, 2012, the guaranteed value, without any offset for the projected value of the aircraft, was approximately $13.8 million.

Legal Contingencies

        Yemen Airways-Yemenia and Airblue Limited: We are named in a lawsuit in connection with the 2009 crash of our A310-300 aircraft on lease to Yemen Airways-Yemenia, a Yemeni carrier, and a lawsuit in connection with the 2010 crash of our Airbus A320-200 aircraft on lease to Airblue Limited, a Pakistani carrier. The plaintiffs are families of deceased occupants of the flights and seek unspecified damages for wrongful death, costs, and fees. There have been no material changes to these lawsuits since we filed our Form 10-K for the year ended December 31, 2011. We do not believe that the outcome of these lawsuits, individually or in aggregate, will have a material effect on our consolidated financial condition, results of operations or cash flows.

        We are also a party to various claims and litigation matters arising in the ordinary course of our business. We do not believe that the outcome of these matters, individually or in the aggregate, will be material to our consolidated financial position, results of operations or cash flows.

L. Variable Interest Entities

        Our leasing and financing activities require us to use many forms of special purpose entities to achieve our business objectives and we have participated to varying degrees in the design and formation of these special purpose entities. A majority of these entities are wholly owned; we are the primary or only variable interest holder, we are the only decision maker and we guarantee all the activities of the entities. However, these entities meet the definition of a VIE because they do not have sufficient equity to operate without our subordinated financial support in the form of intercompany notes and loans which serve as equity. We have variable interest in other entities in which we have determined that we are the primary beneficiary, because we control and manage all aspects of the entities, including directing the activities that most significantly affect these entities' economic performance, and we absorb the majority of the risks and rewards of these entities. We consolidate these entities into our condensed consolidated financial statements and the related aircraft are included in Flight equipment under operating leases and the related borrowings are included in Debt Financings on our Consolidated Balance Sheets.

        We have variable interests in ten entities, in which we have determined we are not the primary beneficiary because we do not have the power to direct the activities that most significantly affect these entities' economic performance. We previously sold one aircraft to each of the entities and the variable interests include debt financings and preferential equity interests. The individual financing agreements are cross-collateralized by the aircraft. We have a credit facility with these entities under which we have $7.4 million outstanding at March 31, 2012. The maximum exposure to loss for these entities is $7.4 million, which is the total outstanding under the credit facility.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

M. Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table presents our assets and liabilities measured at fair value on a recurring basis, categorized using the fair value hierarchy described above:

	Level 1	Level 2		Level 3	Counterparty Netting	Total
	(Dollars in thousands)
March 31, 2012
Derivative assets	$—	$157	(a)	$—	$—	$157
Derivative liabilities	—	(31,028	)(b)	—	—	(31,028)

Total	$—	$(30,871)		$—	$—	$(30,871)

December 31, 2011
Derivative assets	$—	$198	(a)	$—	$—	$198
Derivative liabilities	—	(31,756	)(b)	—	—	(31,756)

Total	$—	$(31,558)		$—	$—	$(31,558)

(a)
Derivative assets are presented in Lease receivables and other assets on the Condensed, Consolidated Balance Sheet.

(b)
The balance includes CVA and MVA adjustments of $1.5 million and $6.4 million as of March 31, 2012 and December 31, 2011, respectively.

        At March 31, 2012 and December 31, 2011, our derivative portfolio consisted of interest rate swap and interest rate cap contracts. The fair value of these instruments are based upon a model that employs current interest and volatility rates, as well as other observable inputs as applicable. As such, the valuation of these instruments is classified as Level 2.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

        We measure the fair value of flight equipment and certain other assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

M. Fair Value Measurements (Continued)

        The fair value of flight equipment is classified as a Level 3 valuation. Management evaluates quarterly the need to perform a recoverability assessment of flight equipment, and performs this assessment at least annually for all aircraft in our fleet. Recoverability assessments are performed whenever events or changes in circumstances indicate that the carrying amount of our flight equipment may not be recoverable, which may require us to change our assumptions related to future projected cash flows. Management is active in the aircraft leasing industry and develops the assumptions used in the recoverability assessment. As part of the recoverability process, we update the critical and significant assumptions used in the recoverability assessment.

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

        We recognized impairment charges and fair value adjustments for the three months ended March 31, 2012 and 2011, as provided in Note F—Aircraft Impairment Charges on Flight Equipment Held for Use and Note G—Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed.

        The following table presents the effect on our condensed, consolidated financial statements as a result of the non-recurring impairment charges and fair value adjustments recorded to flight equipment impaired during the three months ended March 31, 2012:

	Book Value at December 31, 2011	Impairment Charges		Reclassifications	Sales	Depreciation and Other Adjustments	Book Value at March 31, 2012
	(Dollars in thousands)
Flight equipment under operating lease	$53,096	$(18,515	)(b)	$(1,187)	$—	$260	$34,721
Lease receivables and other assets(a)	—	—		1,187	—	—	1,187

Total	$53,096	$(18,515)		$—	$—	$260	$35,908

(a)
Reclassification represents fair value of aircraft parts.

(b)
Includes an adjustment of $1,067 relating to aircraft impaired in the prior year.

Inputs to Recurring and Non-Recurring Fair Value Measurements Categorized as Level 3

        We measure the fair value of flight equipment on a non-recurring basis, when GAAP requires the application of fair value. The fair value of flight equipment is used in determining the value of (i) aircraft held for use in our fleet, (ii) aircraft expected to be parted-out, (iii) aircraft to be sold, (iv) aircraft sold as part of sales-type leases, (v) aircraft residual value and loan guarantees, (vi) and the realization of secured notes receivable. We use the income approach to measure the fair value of flight equipment, which is based on the present value of estimated future cash flows. The key inputs to the

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

M. Fair Value Measurements (Continued)

income approach include the current contractual lease cash flows, projected non-contractual future lease cash flows, both of which include estimates of contingent rental cash flows, where appropriate, extended to the end of the aircraft's economic life or to the end of our estimated holding period in its highest and best use configuration, as well as a contractual or estimated disposition value. The determination of these key inputs in applying the income approach is discussed below.

        The current contractual lease cash flows are based on the in-force lease rates. The projected non-contractual lease cash flows are estimated based on the aircraft type, age, and airframe and engine configuration of the aircraft. The projected non-contractual lease cash flows are applied to a follow-on lease term(s), which are estimated based on the age of the aircraft at the time of re-lease. Follow-on leases are assumed through the aircraft's estimated economic life or estimated holding period. The holding period assumption is the period over which future cash flows are assumed to be generated. Our general assumption is that the aircraft will be leased over a 25-year estimated useful life. However, if a sale is likely or has been contracted for, or if an aircraft's estimated future leasability is uncertain, the holding period will be shorter. This holding period is based on the estimated or actual sales date or estimated future part-out or disposal date, respectively. The disposition value is generally estimated based on the type of aircraft (i.e. wide-body or narrow-body) and the type and the number of engines on the aircraft. In situations where the aircraft will be parted-out or sold, the residual value assumed is based on a current part-out value, if available, or the contracted sale price, respectively.

        The aggregate cash flows, as described above, are then discounted. The estimated discount rate is based on the type and age of the aircraft, as well as the duration of the holding period, and incorporates market participant assumptions regarding the likely debt and equity financing components and the required returns of those financing components. Management has identified the key elements effecting the fair value calculation as the discount rate used to discount the estimated cash flows, the holding period of the flight equipment, and the proportion of contractual vs non-contractual cash flows.

	Fair Value at March 31, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
(Dollar in millions)
Flight Equipment	$35.9	Income Approach	Discount Rate	9.5% (9.5%)
			Remaining Holding Period	0-4.6 years (2.9 years)
			Present Value of Non-Contractual Cash Flows as a Percentage of Fair Value	0-100% (28%)

Sensitivity to Changes in Unobservable Inputs

        We consider unobservable inputs to be those for which market data is not available and that are developed using the best information available to us about the assumptions that market participants would use when pricing the asset or liability. Relevant inputs vary depending on the nature of the asset or liability being measured at fair value. The effect of a change in a particular assumption is considered

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

M. Fair Value Measurements (Continued)

independently of changes in any other assumptions. In practice, simultaneous changes in assumptions may not always have a linear effect on inputs.

        The significant unobservable inputs utilized in the fair value measurement of flight equipment are discount rate and remaining holding period. Discount rate is affected by movements in the aircraft funding markets, and can be impacted by fluctuations in required rates of return in debt and equity, and loan to value ratios. Remaining holding period represents management's estimate of the remaining service period of an aircraft. An increase in the discount rate applied would have an inverse effect on the fair value of an aircraft, while an increase in the remaining holding period would increase the fair value measurement.

N. Derivative Financial Instruments

        We use derivatives to manage exposures to interest rate and foreign currency risks. At March 31, 2012, we had interest rate swap agreements with a related counterparty and interest rate cap agreements with an unrelated counterparty. During the year ended December 31, 2011, we were party to two foreign currency swap agreements with a related counterparty that matured during such period.

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

        All of our interest rate swap agreements are subject to a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. Our interest rate swap agreements are recorded at fair value on our balance sheet in Derivative liabilities (see Note M—Fair Value Measurements). Our interest rate cap agreements are included in Lease receivables and other assets. We account for all of our interest rate swap and foreign currency swap agreements as cash flow hedges. We do not have any credit risk related contingent features and are not required to post collateral under any of our existing derivative contracts.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

N. Derivative Financial Instruments (Continued)

        Derivatives have notional amounts, which generally represent amounts used to calculate contractual cash flows to be exchanged under the contract. The following table presents notional and fair values of derivatives outstanding:

	Asset Derivatives		Liability Derivatives
	Notional Value	Fair Value	Notional Value	Fair Value
		USD		USD
	(In thousands)
March 31, 2012
Derivatives designated as hedging instruments:
Interest rate swap agreements(a)	$—	$—	$438,380	$(31,028)
Derivatives not designated as hedging instruments:
Interest rate cap agreements(b)	$74,994	$157	$—	$—

Total derivatives		$157		$(31,028)

December 31, 2011
Derivatives designated as hedging instruments:
Interest rate swap agreements(a)	$—	$—	$480,912	$(31,756)
Derivatives not designated as hedging instruments:
Interest rate cap agreements(b)	$77,946	$198	—	$

Total derivatives		$198		$(31,756)

(a)
Converts floating interest rate debt into fixed rate debt.

(b)
Derivative assets are presented in Lease receivables and other assets on the Condensed, Consolidated Balance Sheet.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

N. Derivative Financial Instruments (Continued)

        We recorded the following in OCI related to derivative instruments designated as hedging instruments:

	(Loss) Gain Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Effective portion of change in fair market value of derivatives:
Interest rate swap agreements(a)	$(843)	$7,279
Foreign exchange swap agreements(b)	—	93,379
Amortization of balances of de-designated hedges and other adjustments	282	1,041
Foreign exchange component of cross currency swaps charged (credited) to income	—	(84,100)
Income tax effect	302	(6,160)

Net changes in cash flow hedges, net of taxes	$(259)	$11,439

(a)
Includes the following amounts for the following periods:

Three months ended March 31, 2012 and 2011: (i) effective portion of the unrealized gain or (loss) on derivative position recorded in OCI of $(5,924) and $376, respectively and (ii) amounts reclassified from AOCI primarily into interest expense when cash payments were made or received on qualifying cash flow hedges of $(5,081) and $(6,903), respectively.

(b)
Includes the following amounts for the following period:

Three months ended March 31, 2011: (i) effective portion of the unrealized gain or (loss) on derivative position of $82,716; and (ii) amounts reclassified from AOCI primarily into interest expense when cash payments were made or received on qualifying cash flow hedges of $(10,663).

        We estimate that within the next twelve months, we will amortize into earnings approximately $(16.1) million of the pre-tax balance in AOCI under cash flow hedge accounting in connection with our program to convert debt from floating to fixed interest rates.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

N. Derivative Financial Instruments (Continued)

        The following table presents the effect of derivatives recorded in Other Expenses on the Condensed, Consolidated Statements of Income:

	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)(a)
	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Derivatives Designated as Cash Flow Hedges:
Ineffectiveness recorded on interest rate swap agreements(a)	$(23)	$(31)
Ineffectiveness recorded on foreign exchange swap agreements(a)	—	1,330

Total	(23)	1,299

Derivatives Not Designated as a Hedge:
Interest rate cap agreements	105	(880)

Reconciliation to Condensed, Consolidated Statements of Income:
Reclassification of amounts de-designated as hedges recorded in AOCI	(282)	(1,041)

Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates recorded in Other Expenses	$(200)	$(622)

(a)
All components of each derivative's gain or loss were included in the assessment of effectiveness.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

O. Fair Value Disclosures of Financial Instruments

        The carrying amounts and fair values (as well as the level within the fair value hierarchy to which the valuation relates) of our financial instruments are as follows:

	Estimated Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Amount of Asset (Liability)
	(Dollars in thousands)
March 31, 2012
Cash, including restricted cash	$184,905	$2,552,241 (a)	$—	$2,737,146	$2,737,146
Notes receivable	—	2,999	—	2,999	3,217
Debt financing (including subordinated debt and foreign currency adjustment)	(19,723,401)	(5,513,372)	—	(25,236,773)	(24,656,846)
Derivative assets	—	157	—	157	157
Derivative liabilities	—	(31,028)	—	(31,028)	(31,028)
Guarantees	—	—	(33,718)	(33,718)	(20,782)
December 31, 2011
Cash, including restricted cash	$1,565,480	$824,336 (a)	$—	$2,389,816	$2,389,816
Notes receivable	—	8,713	—	8,713	9,489
Debt financing (including subordinated debt and foreign currency adjustment)	(18,382,511)	(5,845,534)	—	(24,228,045)	(24,384,272)
Derivative assets	—	198	—	198	198
Derivative liabilities	—	(31,756)	—	(31,756)	(31,756)
Guarantees	—	—	(34,103)	(34,103)	(21,164)

(a)
Includes restricted cash of $384.7 million (2012) and $414.8 million (2011).

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

March 31, 2012

(Unaudited)

O. Fair Value Disclosures of Financial Instruments (Continued)

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

P. Subsequent Events

Debt Financings

        $550 Million Secured Term Loan: On April 12, 2012, one of our indirect, wholly owned subsidiaries entered into a secured term loan agreement in the amount of $550 million. The loan matures on April 12, 2016, and bears interest at LIBOR plus a margin of 3.75% with a LIBOR floor of 1%. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain wholly owned subsidiaries of the subsidiary borrower. The security granted includes the equity interests in certain SPEs of the subsidiary borrower that have been designated as non-restricted under our indentures and that hold title to 36 aircraft and all related equipment and leases with an average initial appraised base market value, as defined in the loan agreement, of approximately $1.0 billion. The $1.0 billion equals an initial loan-to-value ratio of approximately 55%. The principal of the loan is payable in full at maturity with no scheduled amortization. We can voluntarily prepay the loan at any time, subject to a 1% prepayment penalty prior to April 12, 2013. We used the proceeds from this loan to prepay in full our $550 million secured term loan, that was scheduled to mature on March 17, 2016.

Legal Matters

        On April 24, 2012, ILFC and AIG filed a lawsuit in the Los Angeles Superior Court against ILFC's former CEO, Steven Udvar Hazy, Mr. Hazy's current company, Air Lease Corporation (ALC), and a number of ILFC's former officers and employees who are currently employed by ALC. The lawsuit alleges that Mr. Hazy and the former officers and employees, while employed at ILFC, diverted corporate opportunities from ILFC, misappropriated ILFC's trade secrets and other proprietary information, and committed other breaches of their fiduciary duties, all at the behest of ALC. The complaint seeks monetary damages and injunctive relief for breaches of fiduciary duty, misappropriation of trade secrets, unfair competition, and various other violations of state law. The litigation is in its incipient stages.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-looking Information

        This quarterly report on Form 10-Q and other publicly available documents may contain or incorporate statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the state of the airline industry, our access to the capital markets, our ability to restructure leases and repossess aircraft, the structure of our leases, regulatory matters pertaining to compliance with governmental regulations and other factors affecting our financial condition or results of operations. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and "should," and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, economic and business conditions, which will, among other things, affect demand for aircraft, availability and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives, and environmental and safety requirements, as well as the factors discussed under the heading "Part I—Item 1A. Risk Factors," in our 2011 Annual Report on Form 10-K. We do not intend and undertake no obligation to update any forward-looking information to reflect actual results or future events or circumstances.

Overview

        We are the world's largest independent aircraft lessor, measured by number of owned aircraft, with over 1,000 owned or managed aircraft. As of March 31, 2012, we owned 934 aircraft in our leased fleet and seven additional aircraft in AeroTurbine's leased fleet, with an aggregate net book value of approximately $35.5 billion. The weighted average age of our fleet, weighted by the net book value of our aircraft, was 7.9 years at March 31, 2012. We had five additional aircraft in the fleet classified as finance and sales-type leases and provided fleet management services for 86 aircraft. Our fleet features popular aircraft types, including both narrowbody and widebody aircraft. In addition to our existing fleet, as of March 31, 2012, we had commitments to purchase 247 new aircraft for delivery through 2019, including 18 through sale-leaseback transactions. The new aircraft commitments are comprised of 100 Airbus A320neo family aircraft, 20 Airbus A350 aircraft, 74 Boeing 787 aircraft, 48 Boeing 737-800 aircraft and five Boeing 777-300ER aircraft. We also have the rights to purchase an additional 50 Airbus A320 family aircraft. In addition, we have committed to purchase three used aircraft from third parties. We intend to continue to complement our orders from aircraft manufacturers by acquiring additional aircraft from third parties which may include sale-leaseback transactions with our customers. We balance the benefits of holding and leasing our aircraft and selling or parting-out the aircraft depending on economics and opportunities.

        Our aircraft leases are predominantly "net" leases under which lessees are generally responsible for all operating expenses, which customarily include maintenance, fuel, crews, airport and navigation charges, taxes, licenses, aircraft registration and insurance premiums. We, however, generally contribute to the first major maintenance events the lessee incurs during the lease of a used aircraft. Our leases are for a fixed term, although in many cases the lessees have early termination rights. Our leases require all non-contingent payments to be made in advance and our leases are predominantly denominated in U.S. dollars. Our lessees are generally required to continue to make lease payments under all circumstances, including periods during which the aircraft is not in operation due to maintenance or grounding. We typically contract to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term due to exceptional circumstances, we have generally been able to re-lease aircraft within two to six months of their return. We have an average aircraft on-lease percentage of approximately 99.6% over the last five years. The weighted average lease term remaining on our current leases, weighted by net book value of our aircraft, was 3.9 years as of March 31, 2012.

        In addition to our leasing activities, we provide fleet management services to investors and/or owners of aircraft portfolios for a management fee. We also provide in-house part-out and engine leasing capabilities through our subsidiary AeroTurbine, a provider of certified aircraft engines, aircraft and engine parts and supply chain solutions. AeroTurbine enables us to manage aircraft and engines across their complete lifecycle and offer a differentiated fleet management product and service offering to our airline customers as they transition out of aging aircraft. At times we also sell aircraft from our leased aircraft fleet to other leasing companies, financial services companies, and airlines. We have also provided asset value guarantees and a limited number of loan guarantees to buyers of aircraft or to financial institutions for a fee.

        We operate our business on a global basis, deriving more than 90% of our revenues from airlines outside of the United States. As of March 31, 2012, we had 924 aircraft leased under operating leases to 182 customers in 77 countries, with no lessee accounting for more than 10% of lease revenue for the three months ended March 31, 2012. We also had an additional ten aircraft not subject to a signed lease agreement or a signed letter of intent at March 31, 2012. We have 28 leases expiring during the remainder of 2012 for which we do not yet have a signed lease agreement or a signed letter of intent. If the current customers do not extend these leases, we will be required to find new customers for these aircraft. We also maintain relationships with 17 additional customers who operate aircraft we manage. Our results of operations are affected by a variety of factors, primarily:

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

        Recent challenges in the global economy, including the European sovereign debt crisis, political uncertainty in the Middle East, and sustained higher fuel prices have negatively impacted many airlines' profitability, cash flows and liquidity, and increased the probability that some airlines, including our customers, will cease operations or file for bankruptcy. During the three months ended March 31, 2012, four customers, including one with two separate operating certificates, have ceased operations or filed for bankruptcy, or its equivalent, and returned 42 of our aircraft. As of May 3, 2012, 28 aircraft have been committed to lease, ten aircraft have been designated for part-out, one aircraft has been sold and three aircraft are still being remarketed for lease. Future events, including a prolonged recession, ongoing uncertainty regarding the European sovereign debt crisis, political unrest, continued weak consumer demand, high fuel prices, or restricted availability of credit to the aviation industry, could lead to the weakening or cessation of operations of additional airlines, which in turn would adversely affect our earnings and cash flows in the near term.

        We remain optimistic, however, about the long-term future of air transportation and the growing role that the leasing industry and ILFC, in particular, will play in commercial air transport. At May 3, 2012, we had signed leases for all of our new aircraft deliveries through 2013. We have contracted with Airbus and Boeing to purchase new fuel-efficient aircraft with delivery dates through 2019. These aircraft are in high demand from our airline customers. In many cases, we have delivery positions for the most modern and fuel-efficient aircraft earlier than the airlines can obtain such aircraft from the manufacturers. As of March 31, 2012, we had committed to purchase 18 new aircraft from airlines through sale-leaseback transactions with scheduled delivery dates in 2012 and 2013. We believe that, with respect to our used aircraft, we have the market reach, visibility and understanding to move our aircraft across jurisdictions to best deploy our aircraft with the world's airlines. We are focused on increasing our presence in frontier and emerging markets that have high potential for passenger growth and other markets that have significant demand for new aircraft. We have assembled a highly skilled and experienced management team and have secured sufficient liquidity to manage through expected market volatility. We have also demonstrated strong and sustainable financial performance through most airline industry cycles over the past 30 years. For these reasons, we believe that we are well positioned to manage the current cycle and over the long-term.

Recent events related to AIG

        On March 7, 2012, AIG, the Department of the Treasury and certain AIG special purpose vehicles entered into an agreement (the "MTA Amendment") to amend the Master Transaction Agreement, the related Guarantee, Pledge and Proceeds Application Agreement, dated as of January 14, 2011 (the "GPPA"), and other related agreements. Under the terms of the new agreement, AIG repaid in full the remaining liquidation preference of the Department of the Treasury's preferred interests in certain AIG special purpose vehicles. Pursuant to the terms of the MTA Amendment, following these payments and the satisfaction of other conditions, (i) certain liens created by the GPPA, including the liens on the equity interests in ILFC owned by AIG, were released and (ii) ILFC is no longer a Designated Entity under the Master Transaction Agreement.

Recent events related to ILFC Holdings, Inc.

        On September 2, 2011, ILFC Holdings, Inc., an indirect wholly owned subsidiary of AIG, filed a registration statement on Form S-1 with the SEC for a proposed initial public offering, which was most recently amended on May 1, 2012. If an initial public offering is completed, we will become a direct wholly owned subsidiary of ILFC Holdings, Inc. prior to the consummation of the initial public offering. The number of shares to be offered, price range and timing of the proposed offering have not yet been determined. The timing of any offering will depend on market conditions and no assurance can be given regarding the terms of any offering or that an offering will be completed.

Our Revenues

        Our revenues consist primarily of rentals of flight equipment, flight equipment marketing and gain on aircraft sales and interest and other income.

  Rental of Flight Equipment

        Our leasing revenue is principally derived from airlines and companies associated with the airline industry. Our aircraft leases generally provide for the payment of a fixed, periodic amount of rent. In certain cases our leases provide for additional rental revenue based on usage. The usage may be calculated based on hourly usage or on the number of cycles operated. A cycle is defined as one take-off and landing. Under the provisions of many of our leases we receive overhaul rentals based on the usage of the aircraft. Lessees are generally responsible for maintenance and repairs, including major maintenance (overhauls) over the term of the lease. For certain airframe and engine overhauls, we reimburse the lessee for costs incurred up to, but not exceeding, related overhaul rentals that the lessee has paid to us. We recognize overhaul rentals received as revenue, net of estimated overhaul reimbursements. During the three months ended March 31, 2012, we recognized net overhaul rental revenue of approximately $73.8 million from overhaul collections of $167.4 million. Additionally, in connection with a lease of a used aircraft, we generally agree to contribute to the first major maintenance events the lessee incurs during the lease. At the time we pay the agreed upon maintenance contribution, we record the contribution against the overhaul rental deposits to the extent we have received overhaul rentals from the lessee, or against return condition deficiency deposits to the extent we have received such deposits from the prior lessee. We capitalize as lease incentives any amount of the actual maintenance contributions in excess of the overhaul rental deposits and payments received from lessees for deficiencies in return conditions and amortize the lease incentives into Rental of flight equipment over the remaining life of the lease. For the three months ended March 31, 2012, we capitalized $28.5 million, of which $10.1 million was for maintenance contributions. During the three months ended March 31, 2012, we amortized lease incentives into Rentals of flight equipment, primarily related to such contributions, aggregating $11.9 million.

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

        Because the terms of our leases are generally for multiple years and have staggered maturities, there are lags between changes in market conditions and their impact on our results, as contracts not yet reflecting current market lease rates remain in effect. Therefore, current market conditions and any potential effect they may have on our results may not be fully reflected in current results. Management monitors all lessees that are behind in lease payments, and assesses relevant operational and financial issues, in order to determine the amount of rental income to recognize for past due amounts. Lease payments are due in advance and we generally recognize rental income only to the extent we have received payments or hold security and other deposits.

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

  Interest and Other Income

        Our interest income is derived primarily from interest recognized on finance and sales-type leases and notes receivables issued by lessees in connection with lease restructurings, or in limited circumstances, issued by buyers of aircraft in connection with sales of aircraft. The amount of interest income we recognize in any period is influenced by the amount of principal balance of finance and sales-type leases and notes receivable we hold, effective interest rates, and adjustments to valuations or allowance for uncollectible notes receivables.

        Other income includes net sales revenue generated from AeroTurbine and management fee revenue we generate through a variety of management services that we provide to non-consolidated aircraft securitization vehicles and joint ventures and third party owners of aircraft. Our management services may include leasing and remarketing services, cash management and treasury services, technical advisory services and accounting and administrative services depending on the needs of the aircraft owner. Income from AeroTurbine's engine, aircraft and part sales are included in Interest and other income, net of cost of parts sold. See Note E of Notes to Condensed, Consolidated Financial Statements. The costs of parts sold for AeroTurbine's sales consist of the net book value of the flight equipment and other inventory sold to third parties at the time of the sale. The price we receive for engines and parts is largely dependent on the condition of the asset being sold, airline market conditions and the supply and demand balance for the type of asset we are selling. During the three month period ended March 31, 2012, we have designated seven aircraft for part-out and transferred them to AeroTurbine. Over the next year, we plan to increase the number of aircraft designated for part-out and strengthen our capabilities to realize more value from our aircraft that are out of production or adversely affected by new technology developments. Additionally, we also anticipate purchasing parts and engines from AeroTurbine's extensive selection of readily available inventory. Through May 3, 2012, we have transferred one additional aircraft to AeroTurbine for part-out.

Our Operating Expenses

        Our primary operating expenses consist of interest on debt, depreciation, aircraft impairment charges, selling, general and administrative expenses and other expenses.

  Interest Expense

        Our interest expense in any period is primarily affected by changes in interest rates and outstanding amounts of indebtedness. Since 2010, we have refinanced much of our debt with new financing arrangements that have relatively higher interest rates than the debt we replaced. We have also extended our debt maturities from a weighted average of 4.3 years as of December 31, 2008 to a weighted average of 6.5 years as of March 31, 2012. While our average effective cost of borrowing has been increasing since 2009, the decrease in our average debt outstanding due to our deleveraging efforts has offset those increases, and, as a result, our interest expense decreased for the three months ended March 31, 2012, as compared to the same period in 2011. Our average effective cost of borrowing reflects our composite interest rate, including the effect of interest rate swaps or other derivatives and the effect of debt discounts.

        Our total debt outstanding at the end of each period and average effective cost of borrowing for the periods indicated were as follows:

  Effect from Derivatives

        We employ derivative products to manage our exposure to interest rates risks and foreign currency risks. We enter into derivative transactions only to hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products may include interest rate swap agreements, foreign currency swap agreements and interest rate cap agreements. Our management determines the fair values of our derivatives each quarter using a discounted cash flow model, which incorporates an assessment of the risk of non-performance by our swap counterparties or non-performance by us in the event we are in a liability position. The model uses various inputs including contractual terms, interest rate, credit spreads and volatility rates, as applicable.

  Depreciation

        We generally depreciate passenger aircraft using the straight-line method over a 25-year life from the date of manufacture to a 15% residual value. When a specific aircraft or an aircraft type is out-of-production, or impacted by new technology developments, management evaluates the aircraft type and depreciates the aircraft using the straight-line method over the estimated remaining holding period to an established residual value. Our depreciation expense is influenced by the adjusted carrying values of our flight equipment and the depreciable life and estimated residual value of the flight equipment. Adjusted carrying value is the original cost of our flight equipment, including capitalized interest during the construction phase, adjusted for subsequent capitalized improvements and impairments.

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

        We recorded significant impairment charges and fair value adjustments during the past two years. During each of the years ended December 31, 2011 and 2010, we recorded impairment charges and fair value adjustments on aircraft of approximately $1.7 billion, and during the three months ended March 31, 2012, we recorded impairment charges and fair value adjustments of approximately $18.5 million. The impairment charges in 2011 resulted from unfavorable airline industry trends affecting the residual values of certain aircraft types and management's expectations that certain aircraft will more likely than not be parted-out or otherwise disposed of sooner than 25 years. The reduction in the expected holding period for those aircraft was made in connection with the addition of in-house part-out capabilities as a result of the acquisition of AeroTurbine. The impairment charges in 2010 were primarily due to the announcement of new technology in the marketplace and the sale of aircraft in that year. While we continue to manage our fleet by ordering new in-demand aircraft and optimize our returns on our existing aircraft either by follow-on leases, sales or part-outs, we may incur additional impairment charges in the future. Impairment charges may result from future deterioration in lease rates and residual values, which can come about as a result of new technological developments, further sustained increases in fuel costs, prolonged economic distress, and decisions to sell or part-out aircraft at amounts below net book value. The potential for impairment or fair value adjustments could be material to our results of operations for an individual period.

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

        Our provision for credit losses on notes receivable consists primarily of allowances we establish to reduce the carrying value of our notes receivable to estimated collectible levels. Management reviews all outstanding notes that are in arrears to determine whether we should reserve for, or write off any portion of, the notes receivable. In this process, management evaluates the collectability of each note and the value of the underlying collateral, if any, by assessing relevant operational and financial issues. As of March 31, 2012, notes receivable, net, were not material.

        Our provision for credit losses on finance and sales-type leases consists primarily of allowances we establish to reduce the carrying value of our net investment in these leases to estimated collectible levels. Management monitors the activities and financial health of customers and evaluates the impact certain events, such as customer bankruptcies, will have on lessee's abilities to perform under the contracted terms of the related leases. Management reviews all outstanding leases classified as finance and sales-type to determine appropriate classification of the related aircraft within our fleet, and whether we should reserve for any portion of our net investment.

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

        We believe the following critical accounting policies could have a significant impact on our results of operations, financial position and financial statement disclosures, and may require subjective and complex estimates and judgments:

  •
  Flight Equipment

  •
  Lease Revenue

  •
  Derivative Financial Instruments

  •
  Fair Value Measurements

  •
  Income Taxes

        On a recurring basis, we evaluate our estimates, including those related to flight equipment, lease revenue, derivative financial instruments, fair value measurements, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. For a detailed discussion on the application of our critical accounting policies, see Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011. The following discussion includes any updates related to these accounting policies and estimates for the three months ended March 31, 2012:

  Flight Equipment

        Impairment Charges on Flight Equipment Held for Use:    Management evaluates quarterly the need to perform a recoverability assessment of held for use aircraft considering the requirements under GAAP and performs this assessment at least annually for all aircraft in our fleet. The undiscounted cash flows used in the recoverability assessment consist of cash flows from currently contracted leases, future projected lease cash flows, including contingent rentals and an estimated disposition value, as appropriate, for each aircraft. Management is active in the aircraft leasing industry and develops the assumptions used in the recoverability assessment.

        As part of our recurring recoverability assessment process, we update the critical and significant assumptions used in the recoverability assessment, including projected lease rates and terms, residual values, overhaul rental realization and aircraft holding periods. Management uses its judgment when determining the assumptions used in the recoverability analysis, taking into consideration historical data, current macro-economic trends and conditions, any changes in management's holding period intent for any aircraft and any events happening before the financial statements that management needs to consider, including subsequent lessee bankruptcies.

        Sensitivity Analysis:    If estimated cash flows used in a hypothetical full fleet assessment as of March 31, 2012, were decreased by 10% or 20%, 48 additional aircraft with a net book value of $712 million or 108 additional aircraft with a net book value of $2.2 billion, respectively, would have been impaired and written down to their resulting respective fair values. In addition our lessees may face financial difficulties and return aircraft to us prior to the contractual lease expiry dates. As a result, our cash flow assumptions may change and future impairment charges may be required.

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

        Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed aggregated $7.3 million for the three months ended March 31, 2012. We recorded impairment charges of (i) $4.1 million on two aircraft that we are in negotiations with third parties to sell and we deemed more likely than not to be sold, but that did not meet the criteria required to classify such aircraft as Flight equipment held for sale; (ii) $1.1 million on two aircraft that were sold to third parties through sales-type lease transactions; and (iii) $2.1 million on three engines that we intend to part-out.

Results of Operations

  Three Months Ended March 31, 2012 Versus 2011

        Flight Equipment:    During the three months ended March 31, 2012, we had the following activity related to flight equipment under operating leases:

Number of Aircraft
Flight equipment under operating leases at December 31, 2011	930
Aircraft reclassified from Net investment in finance and sales-type leases	2
Aircraft purchases	11
Aircraft sold from Flight equipment under operating leases	(2)
Aircraft designated for part-out	(7)

Flight equipment under operating leases at March 31, 2012(a)	934

(a)
Includes ten aircraft not subject to a signed lease agreement or a signed letter of intent and excludes seven aircraft owned by AeroTurbine.

        Income before Income Taxes:    Our income before income taxes increased by approximately $41.5 million for the three months ended March 31, 2012, as compared to the same period in 2011, primarily due to a $92.6 million net decrease in aircraft impairment charges and fair value adjustments, a $16.7 million decrease in interest expense, and an $8.9 million increase in net income due to AeroTurbine, which we acquired in October 2011. AeroTurbine realized revenue of approximately $6.0 million previously deferred and related to a lessee who filed for bankruptcy during the three months ended March 31, 2012. The increase in income before income taxes was partially offset by a $28.2 million increase in depreciation expense, a $33.1 million increase in selling, general, and administrative expenses, and an $18.7 million decrease in rental revenue primarily due to lower lease rates slightly offset by an increase in net overhaul revenue. See below for a more detailed discussion of the effects of each item affecting income for the three months ended March 31, 2012, as compared to the same period in 2011.

        Rental of Flight Equipment:    Revenues from rentals of flight equipment decreased 1.6% to $1,122.2 million for the three months ended March 31, 2012, from $1,140.9 million for the same period in 2011. The average number of aircraft we owned during the periods ended March 31, 2012 and 2011 was 932 and 933, respectively. Revenues from rentals of flight equipment recognized for the three months ended March 31, 2012, decreased as compared to the same period in 2011 due to (i) a $52.8 million decrease due to lower lease rates on aircraft in our fleet during both periods, that were re-leased or had lease rates change between the two periods; (ii) a $ 7.8 million decrease related to aircraft in service during the three months ended March 31, 2011, and sold prior to March 31, 2012; and (iii) a $1.1 million decrease related to more aircraft in transition between lessees primarily resulting from repossessions of aircraft. These decreases in revenue were partly offset by increases aggregating (i) $25.0 million related to lease activity due to the acquisition of AeroTurbine on October 7, 2011; (ii) $12.5 million from the addition of 11 new aircraft to our fleet after March 31, 2011, and aircraft in our fleet as of March 31, 2011, that earned revenue for a greater number of days during the three months ended March 31, 2012, than during the same period in 2011; and (iii) $5.5 million from net overhaul rentals recognized.

        At March 31, 2012, 24 customers operating 68 aircraft were past due on two or more lease payments aggregating $59.0 million relating to some of those aircraft. Of this amount, we recognized $45.4 million in rental income through March 31, 2012. In comparison, at March 31, 2011, 17 customers operating 77 aircraft were past due on two or more lease payments aggregating $36.2 million relating to some of those aircraft, $32.4 million of which we recognized in rental income through

March 31, 2011. We generally recognize rental revenue only to the extent we have received payment or hold security deposits.

        In addition, four of our customers, including one with two separate operating certificates, have declared bankruptcy or ceased operations or its equivalent during 2012: (i) Spanair, S.A., which operated 15 of our owned aircraft, ceased operations on January 27, 2012; (ii) Malev Ltd., which operated 17 of our owned aircraft, ceased operations on February 3, 2012; (iii) Global Aviation Holdings, which operated 11 of our owned aircraft, seven of which have been returned to us, declared bankruptcy on February 5, 2012; and (iv) Strategic Airlines Pty Ltd., trading as Air Australia Airways, which operated three aircraft owned by AeroTurbine, ceased operations on February 17, 2012. As of May 3, 2012, 28 aircraft have been committed to lease, ten aircraft have been designated for part-out, one aircraft has been sold and three aircraft are still being remarketed for lease.

        At March 31, 2012, ten aircraft in our fleet were not subject to a signed lease agreement or a signed letter of intent, including six aircraft previously operated by the aforementioned customers who had ceased operations or filed for bankruptcy. As of May 3, 2012, three of the ten aircraft have been committed to leases and one has been committed to part-out.

        Flight Equipment Marketing and Gain on Aircraft Sales:    Flight equipment marketing and gain on aircraft sales increased by $5.4 million for the three months ended March 31, 2012, as compared to the same period in 2011, primarily due to a gain on aircraft sold in the three months ended March 31, 2012.

        Interest and Other Revenue:    Interest and other revenue decreased to $23.3 million for the three months ended March 31, 2012, compared to $26.9 million for the same period in 2011 due to (i) a $10.0 million decrease in proceeds related to an aircraft order cancellation recorded in the period ended March 31, 2011, with no such proceeds recorded in the three months ended March 31, 2012; (ii) a $2.7 million decrease in interest and dividend income primarily due to a decrease in our notes receivable principal balance; (iii) a $2.7 million decrease in forfeitures of security deposits due to lessees' non-performance under leases; and (iv) other minor changes aggregating a decrease of $0.5 million. These decreases were partially offset by a $12.3 million increase due to AeroTurbine revenue, net of cost of sales, from the sale of engines, aircraft and aircraft parts.

        Interest Expense:    Interest expense decreased to $390.8 million for the three months ended March 31, 2012, compared to $407.5 million for the same period in 2011 due to our deleveraging efforts. Our average debt outstanding (excluding the effect of debt discount and foreign exchange adjustments) decreased to $24.6 billion during the three months ended March 31, 2012, compared to $26.9 billion during the same period in 2011, which was partially offset by a 0.33% increase in our average effective cost of borrowing.

        During the three months ended March, 31, 2012, we prepaid in full the $456.9 million outstanding under our secured credit facility dated October 13, 2006 and the $750 million outstanding under our secured term loan entered into in 2010. In connection with these prepayments, we recognized losses aggregating $20.9 million from the write off of unamortized deferred financing costs and deferred debt discount. See Note I of Notes to Condensed, Consolidated Financial Statements.

        Depreciation:    Depreciation of flight equipment increased 6.3% to $479.7 million for the three months ended March 31, 2012, compared to $451.4 million for the same period in 2011, due to a change in the estimated useful life and residual values of certain aircraft types and a $9.5 million increase in depreciation expense due to the consolidation of AeroTurbine in 2012, which we acquired on October 7, 2011.

        Aircraft Impairment Charges on Flight Equipment Held for Use:    Aircraft impairment charges on flight equipment held for use increased to $11.2 million relating to two aircraft for the three months ended March 31, 2012, as compared to $6.5 million relating to one aircraft recorded for the same period in 2011. See Note F to Notes to Condensed, Consolidated Financial Statements.

        Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to Be Disposed:    During the three months ended March 31, 2012 and 2011, respectively, we recorded the following aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed:

	Three Months Ended
	March 31, 2012			March 31, 2011
	Aircraft Impaired or Adjusted		Impairment Charges and Fair Value Adjustments	Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments
	(Dollars in millions)
Loss/(Gain)
Impairment charges and fair value adjustments on aircraft likely to be sold or sold	2		$5.2	9	$108.3
Fair value adjustments on held for sale aircraft sold or transferred from held for sale back to flight equipment under operating leases	—		—	8	(6.2)
Impairment charges on aircraft designated for part-out	—	(a)	2.1	1	2.5

Total Impairment charges and fair value adjustments on flight equipment sold or to be disposed	2		$7.3	18	$104.6

(a)
Relates to three engines.

        Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed decreased to $7.3 million for the three months ended March 31, 2012, compared to $104.6 million for the same period in 2011. The decrease was primarily due to fewer aircraft sold or identified as likely to be sold at March 31, 2012, as compared to the same period in 2011. During the three months ended March 31, 2012, we recorded impairment charges and fair value adjustments on four aircraft and three engines, compared to 18 aircraft during the three months ended March 31, 2011. See Note G of Notes to Condensed, Consolidated Financial Statements.

        Selling, General and Administrative Expenses:    Selling, general and administrative expenses increased to $84.8 million for the three months ended March 31, 2012, compared to $51.7 million for the same period in 2011 due to (i) a $14.4 million increase due to the consolidation of AeroTurbine, which we acquired on October 7, 2011, in our financial statements for the three months ended March 31, 2012; (ii) an $8.8 million increase in salaries and employee related expenses due to an increase in share-based compensation and an increase in employee headcount; (iii) a $4.1 million increase in aircraft related costs; (iv) a $2.7 million increase in professional costs due to repossession of aircraft from customers who had ceased operations or filed for bankruptcy; and (v) other minor fluctuations aggregating an increase of $3.1 million.

        Other Expenses:    Other expenses decreased to $0.2 million for the three months ended March 31, 2012, compared to $31.6 million for the three months ended March 31, 2011. This decrease was primarily due to $20.0 million of contract cancellation costs incurred for the three months ended March 31, 2011 and $11.0 million resulting from the write down of two notes receivable, with no such costs incurred for the three months ended March 31, 2012.

        Provision for Income Taxes:    Our effective tax rate for the three months ended March 31, 2012, decreased to 35.0% from 37.3% for the same period in 2011. Our effective tax rate continues to be impacted by minor permanent items and interest accrued on uncertain tax positions and Internal Revenue Service ("IRS") audit adjustments. Our reserve for uncertain tax positions increased by $3.6 million for the three months ended March 31, 2012, the benefits of which, if realized, would have a significant impact on our effective tax rate.

        Other Comprehensive Income:    Other comprehensive income decreased to $0.3 million for the three months ended March 31, 2012, compared to $11.0 million for the same period in 2011. This decrease was primarily due to maturities of swaps in 2011 and changes in the market values on derivatives qualifying for and designated as cash flow hedges.

Liquidity

        We generally fund our operations, including aircraft purchases, through available cash balances, internally generated funds, including aircraft sales, and debt financings. We borrow funds to purchase new and used aircraft, make progress payments during aircraft construction and pay off maturing debt obligations. We borrow both on a secured and unsecured basis from various sources, including public debt markets, commercial banks and institutional loan markets. Our liquidity management strategy is to align our future debt maturities more closely with future operating cash flows. As a result of a variety of liquidity initiatives, we have extended our debt maturities from a weighted average of 4.3 years as of December 31, 2008 to a weighted average of 6.5 years as of March 31, 2012.

        During the first quarter of 2012, we issued $1.5 billion of unsecured notes. We used a portion of the proceeds from these notes to prepay in full all amounts outstanding under our $750 million secured term loan entered into in 2010 and originally scheduled to mature in 2015. We raised an additional $900 million under a secured term loan entered into by one of our non-restricted subsidiaries. We used a portion of the proceeds to prepay the remaining amount of $456.9 million outstanding under our secured credit facility dated October 13, 2006 and terminated the facility. On February 23, 2012, we increased the maximum aggregate amount available under AeroTurbine's credit facility to $430.0 million.

        On April 12, 2012, we refinanced our $550 million secured term loan entered into in 2010. The new secured term loan bears interest at LIBOR plus a margin of 3.75% with a LIBOR floor of 1.0%, as compared to interest of LIBOR plus a margin of 5.0% and a LIBOR floor of 2.0% for the loan that was refinanced.

        Our cash flows from operations increased in the three months ended March 31, 2012, to approximately $642.4 million as compared to $500.7 million for the same period in 2011. The increase was due to decreases in operating cash outflows generated by a $91.2 million decrease in cash paid for interest, and a $26.8 million decrease in cash paid for taxes during the three months ended March 31, 2012, compared with the same period in the prior year. We had approximately $2.4 billion in cash and cash equivalents available for use in our operations at March 31, 2012. We also had approximately $385 million of cash restricted from use in our operations, but which we can use to satisfy certain obligations under our operating leases and to pay principal and interest on our 2004 ECA facility. At March 31, 2012, we had the full $2.0 billion available to us under our unsecured credit facility and $154.1 million of the $430.0 million was available under AeroTurbine's credit facility. We also have the ability to potentially increase the AeroTurbine credit facility by an additional $70 million either by adding new lenders or allowing existing lenders to increase their commitments if they choose to do so.

        Our bank credit facilities and indentures limit our ability to incur secured indebtedness. The most restrictive covenant in our bank credit facilities permits us and our subsidiaries to incur secured indebtedness totaling up to 30% of our consolidated net tangible assets, as defined in the credit agreement, minus $2.0 billion, which limit currently totals approximately $8.7 billion. This limitation is subject to certain exceptions, including the ability to incur secured indebtedness to finance the purchase of aircraft. As of May 3, 2012, we were able to incur an additional $3.3 billion of secured indebtedness under this covenant. Our debt indentures also restrict us and our subsidiaries from incurring secured indebtedness in excess of 12.5% of our consolidated net tangible assets, as defined in the indentures. However, we may obtain secured financing without regard to the 12.5% consolidated net tangible asset limit under our indentures by doing so through subsidiaries that qualify as non-restricted under such indentures.

        In addition to addressing our liquidity needs through debt financings, we may also pursue potential aircraft sales or, for some of our older aircraft that are out-of-production, part-outs. During the three months ended March 31, 2012, we sold two aircraft for approximately $17.3 million in gross proceeds in connection with our ongoing fleet management strategy. In evaluating potential sales or part-outs of aircraft, we balance the need for funds with the long-term value of holding aircraft and our long-term prospects.

        We believe the sources of liquidity mentioned above, together with our cash generated from operations, will be sufficient to operate our business and repay our debt maturities for at least the next twelve months.

Debt Financings

        We borrow funds on both a secured and unsecured basis from various sources, including public debt markets, commercial banks and institutional loan markets.. During the three months ended March 31, 2012, we (i) entered into a new $900 million senior secured term loan through a non-restricted subsidiary; (ii) issued $750 million of 4.875% notes due 2015 and $750 million of 5.875% notes due 2019 under our shelf registration statement; (iii) entered into a $203 million term loan to finance aircraft; (iv) increased the aggregate amount available under AeroTurbine's credit facility by $95 million for a maximum aggregate available amount of $430 million; (v) prepaid the remaining $456.9 million outstanding under our secured credit facility scheduled to mature in October 2012 and terminated that facility; and (vi) prepaid our $750 million secured term loan scheduled to mature in 2015, as further discussed below.

        Our debt financing was comprised of the following:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Secured
Senior secured bonds	$3,900,000	$3,900,000
ECA financings	2,197,129	2,335,147
Secured bank debt(a)	1,914,412	2,246,936
Institutional secured term loans	1,450,000	1,300,000
Less: Deferred debt discount	(7,675)	(17,452)

	9,453,866	9,764,631
Unsecured
Bonds and Medium-Term Notes	14,247,776	13,658,769
Less: Deferred debt discount	(44,796)	(39,128)

	14,202,980	13,619,641

Total Senior Debt Financings	23,656,846	23,384,272
Subordinated Debt	1,000,000	1,000,000

	$24,656,846	$24,384,272

Selected interest rates and ratios which include the economic effect of derivative instruments:
Effective cost of borrowing	6.12%	6.11%
Percentage of total debt at fixed rates	77.38%	76.08%
Effective cost of borrowing on fixed rate debt	6.06%	6.49%
Bank prime rate	3.25%	3.25%

(a)
Of this amount, $92.7 million (2012) and $97.0 million (2011) is non-recourse to ILFC. These secured financings were incurred by VIEs and consolidated into our condensed, consolidated financial statements.

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

        The following table presents information regarding the collateral pledged for our secured debt:

	As of March 31, 2012
	Secured Debt Outstanding	Net Book Value		Number of Aircraft
	(Dollars in thousands)
Senior Secured Bonds	$3,900,000	$6,727,791		174
ECA Financings	2,197,129	5,521,136		119
Secured Bank Debt	1,914,412	2,721,794	(a)	56	(a)
Institutional Secured Term Loans	1,450,000	3,018,048		100

Total	$9,461,541	$17,988,769		449

(a)
Amounts represent net book value and number of aircraft securing ILFC secured bank term debt and do not include the book value or number of AeroTurbine assets securing the AeroTurbine revolving credit agreement, under which $275.9 million is included in the total Debt outstanding. ILFC guarantees the AeroTurbine revolving credit agreement on an unsecured basis.

        Our debt agreements contain various affirmative and restrictive covenants, as described in greater detail below. As of March 31, 2012, we were in compliance with the covenants in our debt agreements.

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

        As of March 31, 2012, approximately $2.2 billion was outstanding under the 2004 ECA facility and no loans were outstanding under the 1999 ECA facility. The interest rates on the loans outstanding under the 2004 ECA facility are either fixed or based on LIBOR and ranged from 0.71% to 4.71% at March 31, 2012. The net book value of the aircraft purchased under the 2004 ECA facility was $4.2 billion at March 31, 2012. The loans are guaranteed by various European ECAs. We have collateralized the debt with pledges of the shares of wholly owned subsidiaries that hold title to the aircraft financed under the facilities. The 2004 ECA facility contains customary events of default and restrictive covenants, including a covenant to maintain a minimum consolidated tangible net worth.

        Because of our current long-term debt ratings, the 2004 ECA facility requires us to segregate security deposits, overhaul rentals and rental payments received for aircraft with loan balances outstanding under the 2004 ECA facility. See Note C of Notes to Condensed, Consolidated Financial Statements. In addition, we must register the existing individual mortgages on certain aircraft funded under both the 1999 and 2004 ECA facilities in the local jurisdictions in which the respective aircraft are registered. The mortgages are only required to be filed with respect to aircraft that have outstanding loan balances or otherwise as agreed in connection with the cross-collateralization agreement described below.

        We have cross-collateralized the 1999 ECA facility with the 2004 ECA facility. As part of such cross-collateralization we (i) guarantee the obligations under the 2004 ECA facility through our subsidiary established to finance Airbus aircraft under the 1999 ECA facility; (ii) granted mortgages over certain aircraft financed under the 1999 ECA facility and security interests over other collateral related to the aircraft financed under the 1999 ECA facility to secure the guaranty obligation; (iii) have to maintain a loan-to-value ratio (aggregating the aircraft from the 1999 ECA facility and the 2004 ECA facility) of no more than 50%, in order to release liens (including the liens incurred under the cross-collateralization agreement) on any aircraft financed under the 1999 or 2004 ECA facilities or other assets related to the aircraft; and (iv) agreed to apply proceeds generated from certain disposals of aircraft to obligations under the 2004 ECA facility.

        The cross-collateralization agreement also includes additional restrictive covenants relating to the 2004 ECA facility, restricting us from (i) paying dividends on our capital stock with the proceeds of asset sales and (ii) selling or transferring aircraft with an aggregate net book value exceeding a certain disposition amount, which is currently approximately $10.0 billion. The disposition amount will be reduced by approximately $91.4 million at the end of each calendar quarter during the remainder of the effective period. The covenants are in effect until December 31, 2012. A breach of these restrictive covenants would result in a termination event for the ten loans funded subsequent to the date of the agreement and would make those loans, which aggregated $262.6 million at March 31, 2012, due in full at the time of such a termination event.

        In addition, if a termination event resulting in an acceleration of the obligations under the 2004 ECA facility were to occur, pursuant to the cross-collateralization agreement, we would have to segregate lease payments, overhaul rentals and security deposits received after such acceleration event occurred relating to all the aircraft funded under the 1999 ECA facility, even though those aircraft are no longer subject to a loan at March 31, 2012.

Secured Bank Debt

        2006 Credit Facility: We had a credit facility, dated October 13, 2006, as amended, under which the original maximum amount available was $2.5 billion. The interest on the secured loans was based on LIBOR plus a margin of 2.15%, plus facility fees of 0.2% on the outstanding balance. On February 23, 2012, we prepaid the total remaining outstanding amount under this facility of $456.9 million and terminated the facility. In connection with this prepayment, we recognized losses aggregating $3.2 million from the write off of unamortized deferred financing costs and deferred debt discount.

        2011 Secured Term Loan: On March 30, 2011, one of our non-restricted subsidiaries entered into a secured term loan agreement with lender commitments in the amount of approximately $1.3 billion, which was subsequently increased to approximately $1.5 billion. The loan matures on March 30, 2018, with scheduled principal payments commencing in June 2012, and bears interest at LIBOR plus a margin of 2.75%, or, if applicable, a base rate plus a margin of 1.75%. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain wholly-owned subsidiaries of the subsidiary borrower. The security granted initially included a portfolio of 54 aircraft, together with attached leases and all related equipment, with an average appraised base market value, as defined in the loan agreement, of approximately $2.4 billion as of January 1, 2011, and the equity interests in certain SPEs that own the pledged aircraft and related equipment and leases. The $2.4 billion was equal to an initial loan-to-value ratio of approximately 65%. The proceeds of the loan were made available to the subsidiary borrower as aircraft were transferred to the SPEs, at an advance rate equal to 65% of the initial appraised value of the aircraft transferred to the SPEs. At March 31, 2012, the full $1.5 billion had been advanced to the subsidiary borrower under the agreement.

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

        We can voluntarily prepay the loan at any time, subject to a 1% prepayment penalty before March 30, 2013. The loan facility contains customary covenants and events of default, including covenants that limit the ability of the subsidiary borrower and its subsidiaries to incur additional indebtedness and create liens, and covenants that limit the ability of ILFC, the subsidiary borrower and its subsidiaries to consolidate, merge or dispose of all or substantially all of their assets and enter into transactions with affiliates.

        AeroTurbine Revolving Credit Agreement: AeroTurbine has a credit facility that expires on December 9, 2015 and after the most recent amendment on February 23, 2012, provides for a maximum aggregate available amount of $430 million, subject to availability under a borrowing base calculated based on AeroTurbine's aircraft assets and accounts receivable. AeroTurbine has the option to increase the aggregate amount available under the facility by an additional $70 million, either by adding new lenders or allowing existing lenders to increase their commitments if they choose to do so. Borrowings under the facility will bear interest determined, with certain exceptions, based on LIBOR plus a margin of 3.0%. AeroTurbine's obligations under the facility are guaranteed by ILFC on an unsecured basis and by AeroTurbine's subsidiaries (subject to certain exclusions) and are secured by substantially all of the assets of AeroTurbine and the subsidiary guarantors. The credit agreement contains customary events of default and covenants, including certain financial covenants. Additionally, the credit agreement imposes limitations on AeroTurbine's ability to pay dividends to us (other than dividends payable solely in common stock). As of March 31, 2012, AeroTurbine had $275.9 million outstanding under the facility.

        Secured Commercial Bank Financings:    In May 2009, ILFC provided $39.0 million of subordinated financing to a non-restricted subsidiary. The entity used these funds and an additional $106.0 million borrowed from third parties to purchase an aircraft, which it leases to an airline. The $106.0 million loan has two tranches, both secured by the aircraft and related lease receivable. The first tranche is $82.0 million, fully amortizes over the lease term, and is non-recourse to ILFC. The second tranche is $24.0 million, partially amortizes over the lease term, and is guaranteed by ILFC. Both tranches mature in May 2018 with interest rates based on LIBOR. At March 31, 2012, the interest rates on the $82.0 million and $24.0 million tranches were 3.394% and 5.094%, respectively. The entity entered into two interest rate cap agreements to economically hedge the related LIBOR interest rate risk in excess of 4.00%. At March 31, 2012, $75.0 million was outstanding under the two tranches and the net book value of the aircraft was $130.8 million.

        In June 2009, we borrowed $55.4 million through a non-restricted subsidiary, which owns one aircraft leased to an airline. Approximately half of the original loan amortizes over five years and the remaining $27.5 million is due in 2014. The loan is non-recourse to ILFC and is secured by the aircraft and the lease receivables. The interest rate on the loan is fixed at 6.58%. At March 31, 2012, $39.0 million was outstanding and the net book value of the aircraft was $86.9 million.

        On March 30, 2012, one of our indirect non-restricted subsidiaries entered into a $203 million term loan facility that was used to finance seven Boeing 737-800s purchased prior to April 30, 2012. The principal of each senior loan issued under the facility will partly amortize over six years, with the remaining principal payable at the maturity date. The loans are non-recourse to ILFC except under limited circumstances and are secured by the purchased aircraft and lease receivables. The subsidiary borrower can voluntarily prepay the loans at any time subject to a 2% prepayment fee prior to the second anniversary date of the loan and a 1% prepayment fee between the second anniversary date and third anniversary date of the loan.

        The subsidiary borrower is prohibited under the agreement from: (i) incurring additional debt; (ii) incurring additional capital expenditures; (iii) hiring employees; and (iv) negatively pledging the assets securing the facility.

Institutional Secured Term Loans

        In 2010, we entered into the following term loans:

  •
  A $750 million term loan agreement secured by 43 aircraft and all related equipment and leases, with an initial loan-to-value ratio of approximately 56%. The loan had an original maturity date of March 17, 2015, and bore interest at LIBOR plus a margin of 4.75% with a LIBOR floor of 2.0%. On March 23, 2012, we repaid the loan in full. In connection with the prepayment of this loan, we recognized losses aggregating $17.7 million from the write off of unamortized deferred financing costs and deferred debt discount.

  •
  A $550 million term loan agreement entered into through a non-restricted subsidiary. The obligations of the subsidiary borrower were guaranteed on an unsecured basis by ILFC and on a secured basis by certain non-restricted subsidiaries of ILFC that held title to 37 aircraft, with an initial loan-to-value ratio of approximately 57%. The loan had an original maturity date of March 17, 2016, and bore interest at LIBOR plus a margin of 5.0% with a LIBOR floor of 2.0%. On April 12, 2012, we refinanced the loan with a new $550 million secured term loan, as further discussed below under "—Other Secured Financing Arrangements—2012 Term Loans."

        In 2012, we entered into the following term loans:

  •
  $900 Million Secured Term Loan: On February 23, 2012, one of our indirect, wholly owned subsidiaries entered into a secured term loan agreement in the amount of $900 million. The loan matures on June 30, 2017, and bears interest at LIBOR plus a margin of 4.0% with a 1.0% LIBOR floor, or, if applicable, a base rate plus a margin of 3.0%. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain wholly owned subsidiaries of the subsidiary borrower. The security granted includes the equity interests in certain SPEs of the subsidiary borrower that have been designated as non-restricted under our indentures and that hold title to 62 aircraft and all related equipment and leases with an average appraised base market value, as defined in the loan agreement, of approximately $1.66 billion as of December 31, 2011. The $1.66 billion equals an initial loan-to-value ratio of approximately 54%. The principal of the loan is payable in full at maturity with no scheduled amortization. We can voluntarily prepay the loan at any time, subject to a 1% prepayment penalty prior to February 23, 2013.

  •
  $550 Million Secured Term Loan: On April 12, 2012, one of our indirect, wholly owned subsidiaries entered into a secured term loan agreement in the amount of $550 million. The loan matures on April 12, 2016, and bears interest at LIBOR plus a margin of 3.75% with a LIBOR floor of 1%. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain wholly owned subsidiaries of the subsidiary borrower. The security granted includes the equity interests in certain SPEs of the subsidiary borrower that have been designated as non-restricted under our indentures and that hold title to 36 aircraft and all related equipment and leases with an average initial appraised base market value, as defined in the loan agreement, of approximately $1.0 billion. The $1.0 billion equals an initial loan-to-value ratio of approximately 55%. The principal of the loan is payable in full at maturity with no scheduled amortization. We can voluntarily prepay the loan at any time, subject to a 1% prepayment penalty prior to April 12, 2013. We used the proceeds from this loan to prepay in full our $550 million secured term loan, that was scheduled to mature on March 17, 2016.

    These loans each require a loan-to-value ratio of no more than 63%. If the subsidiary borrower does not maintain compliance with the maximum loan-to-value ratio, it will be required to prepay portions of the outstanding loans, deposit an amount in the cash collateral account or transfer additional aircraft to SPEs, subject to certain concentration criteria, so that the ratio is equal to or less than the maximum loan-to-value ratio.

    The loans contain customary covenants and events of default, including covenants that limit the ability of the subsidiary borrowers and their subsidiaries to incur additional indebtedness and create liens, and covenants that limit the ability of ILFC, the subsidiary borrowers and their subsidiaries to consolidate, merge or dispose of all or substantially all of their assets and enter into transactions with affiliates.

Unsecured Bonds and Medium-Term Notes

        Shelf Registration Statement: We have an effective shelf registration statement filed with the SEC. As a result of our WKSI status, we have an unlimited amount of debt securities registered for sale under the shelf registration statement.

        We have issued notes with an aggregate principal amount of $5.9 billion under our shelf registration statement, including $750 million of 4.875% notes due 2015 and $750 million of 5.875% notes due 2019, each issued on March 19, 2012. We received aggregate net proceeds of approximately $1.48 billion from the notes issuance on March 19, 2012, after deducting underwriting discounts and commissions and fees. We used part of the net proceeds to prepay our $750 million secured term loan due March 17, 2015 and the remainder will be used for general corporate purposes, including the repayment of existing indebtedness and the purchase of aircraft. The $5.9 billion of notes outstanding under our shelf registration statement mature from 2015 through 2022 and bear interest rates that range from 4.875% to 8.875%. At March 31, 2012, we also had $5.6 billion of public bonds and medium-term notes outstanding, with interest rates ranging from 0.93% to 7.50%, which we had issued in prior years under previous registration statements.

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

Unsecured Bank Debt

        2011 Credit Facility: On January 31, 2011, we entered into a $2.0 billion unsecured three-year revolving credit facility with a group of 11 banks. This revolving credit facility expires on January 31, 2014, and provides for interest rates based on either a base rate or LIBOR plus an applicable margin determined by a ratings-based pricing grid. The credit agreement contains customary events of default and restrictive financial covenants that require us to maintain a minimum fixed charge coverage ratio, a minimum consolidated tangible net worth and a maximum ratio of consolidated debt to consolidated tangible net worth. As of March 31, 2012,and May 3, 2012, no amounts were outstanding under this revolving credit facility.

Subordinated Debt

        In December 2005, we issued two tranches of subordinated debt totaling $1.0 billion. Both tranches mature on December 21, 2065. The $400 million tranche has a call option date of December 21, 2015. We can call the $600 million tranche at any time. The interest rate on the $600 million tranche is a floating rate with a credit spread of 1.55% plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. The interest rate resets quarterly and at March 31, 2012, the interest rate was 5.03%. The $400 million tranche has a fixed interest rate of 6.25% until the 2015 call option date, and if we do not exercise the call option, the interest rate will change to a floating rate, reset quarterly, based on the initial credit spread of 1.80% plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. If we choose to redeem the $600 million tranche, we must pay 100% of the principal amount of the bonds being redeemed, plus any accrued and unpaid interest to the redemption date. If we choose to redeem only a portion of the outstanding bonds, at least $50 million principal amount of the bonds must remain outstanding.

Derivatives

        We employ derivative products to manage our exposure to interest rate risks and foreign currency risks. We enter into derivative transactions only to economically hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements, foreign currency swap agreements and interest rate cap agreements. At March 31, 2012, our derivative portfolio consisted of interest rate swaps and caps. All of our interest rate swap agreements were designated as and accounted for as cash flow hedges and we had not designated our interest rate cap agreements as hedges.

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

        The counterparty to our interest rate swaps at March 31, 2012, is AIG Markets, Inc., a wholly owned subsidiary of AIG. The swap agreements are subject to a bilateral security agreement and a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. Failure of the counterparty to perform under the derivative contracts would not have a material impact on our results of operations and cash flows, as we are in a net liability position at March 31, 2012. The counterparty to our interest rate cap agreements is an independent third party with whom we do not have a master netting agreement.

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

        The following table summarizes our current ratings by Fitch, Moody's and S&P, the nationally recognized rating agencies:

  Unsecured Debt Ratings

Rating Agency	Long-term Debt	Corporate Rating	Outlook	Date of Last Ratings Action
Fitch	BB	BB	Stable	November 4, 2011
Moody's	B1	B1	Positive	May 12, 2011
S&P	BBB-	BBB-	Stable	November 9, 2011

  Secured Debt Ratings

Rating Agency	$900 Million 2012 Term Loan	$550 Million 2012 Term Loan	$3.9 Billion Senior Secured Notes
Fitch	BB	BB	BBB-
Moody's	Ba3	Ba3	Ba3
S&P	BBB-	BBB-	BBB-

        These credit ratings are the current opinions of the rating agencies and our current BBB- rating by S&P takes into consideration our ownership by AIG. As such, they may be changed, suspended or withdrawn at any time by the rating agencies as a result of various circumstances including changes in, or unavailability of, information.

Existing Commitments

        The following table summarizes our contractual obligations at March 31, 2012:

	Commitments Due by Fiscal Year
	Total	2012	2013	2014	2015	2016	Thereafter
	(Dollars in thousands)
Bonds and medium-term notes	$14,247,776	$1,126,884	$3,421,350	$1,039,522	$2,010,020	$1,000,000	$5,650,000
Senior secured bonds	3,900,000	—	—	1,350,000	—	1,275,000	1,275,000
Secured bank loans(a)	1,914,412	125,583	168,413	189,166	438,729	163,586	828,935
ECA financings	2,197,129	290,942	428,960	423,862	335,794	258,325	459,246
Other secured financings	1,450,000	—	—	—	—	550,000	900,000
Subordinated debt	1,000,000	—	—	—	—	—	1,000,000
Estimated interest payments including the effect of derivative instruments(b)	9,321,591	1,131,617	1,356,601	1,149,705	983,441	777,345	3,922,882
Operating leases(c)(d)	62,742	12,163	17,291	16,073	11,190	1,381	4,644
Pension obligations(e)	8,624	1,378	1,401	1,432	1,471	1,471	1,471
Commitments under aircraft purchase agreements(f)(g)	18,692,562	1,420,066	1,390,913	1,618,853	2,502,652	3,093,142	8,666,936
Commitments under other flight equipment purchase agreements	25,277	25,277	—	—	—	—	—

Total	$52,820,113	$4,133,910	$6,784,929	$5,788,613	$6,283,297	$7,120,250	$22,709,114

(a)
Includes $275.9 million outstanding under AeroTurbine's revolving credit facility.

(b)
Estimated interest payments for floating rate debt included in this table are based on rates at March 31, 2012. Estimated interest payments include the estimated impact of our interest rate swap agreements. For floating rate debt that has been swapped into fixed rate debt, the estimated interest payments reflect the swapped fixed rate.

(c)
Excludes fully defeased aircraft sale-lease back transactions.

(d)
Minimum rentals have not been reduced by minimum sublease rentals of $4.6 million receivable in the future under non-cancellable subleases.

(e)
Our pension obligations are part of intercompany expenses, which AIG allocates to us on an annual basis. The amount is an estimate of such allocation. The column "2012" consists of total estimated allocations for 2012 and the column "Thereafter" consists of the 2017 estimated allocation. The amount allocated has not been material to date.

(f)
Includes sale-leaseback transactions in 2012 and 2013. In addition, we have been called upon to perform under an asset value guarantee, and we intend to exercise our option to purchase the aircraft under the guarantee. The value of this aircraft and two other used aircraft that we have committed to purchase are included in 2012.

(g)
Excludes amounts related to our purchase rights for 50 aircraft which we have not yet exercised.

Contingent Commitments

        From time to time, we participate with airlines, banks and other financial institutions in the financing of aircraft by providing asset guarantees, put options or loan guarantees collateralized by aircraft. As a result, should we be called upon to fulfill our obligations, we would have recourse to the value of the underlying aircraft. The table below reflects our potential payments for these contingent obligations, without any offset for the projected value of the aircraft. The table below does not include contingent payments for $3.6 million of uncertain tax liabilities and any effect of our net tax liabilities as we are unable to reasonably estimate the timing of the liability in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of the tax positions. The future cash flows to these tax liabilities are uncertain and we are unable to make reasonable estimates of the outflows.

	Contingency Expiration by Fiscal Year
	Total	2012	2013	2014	2015	2016	Thereafter
	(Dollars in thousands)
Asset Value Guarantees	440,415	51,750	58,100	—	157,132	—	173,433

Variable Interest Entities

        Our leasing and financing activities require us to use many forms of special purpose entities to achieve our business objectives and we have participated to varying degrees in the design and formation of these special purpose entities. A majority of these entities are wholly owned; we are the primary or only variable interest holder, we are the only decision maker and we guarantee all the activities of the entities. However, these entities meet the definition of a VIE because they do not have sufficient equity to operate without our subordinated financial support in the form of intercompany notes and loans which serve as equity. We have variable interest in other entities in which we have determined that we are the primary beneficiary, because we control and manage all aspects of the entities, including directing the activities that most significantly affect these entities' economic performance, and we absorb the majority of the risks and rewards of these entities. We consolidate these entities into our condensed consolidated financial statements and the related aircraft are included in Flight equipment under operating leases and the related borrowings are included in Debt Financings on our Consolidated Balance Sheets.

        We have variable interests in ten entities, in which we have determined we are not the primary beneficiary because we do not have the power to direct the activities that most significantly affect these entities' economic performance. We previously sold one aircraft to each of the entities and the variable interests include debt financings and preferential equity interests. The individual financing agreements are cross-collateralized by the aircraft. We have a credit facility with these entities under which we have $7.4 million outstanding at March 31, 2012. The maximum exposure to loss for these entities is $7.4 million, which is the total outstanding under the credit facility.

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

        We mitigate our floating interest rate risk by entering into interest rate swap contracts as appropriate. After taking our swap agreements into consideration, which in effect have fixed the interest rates of the hedged debt, our floating rate debt comprised approximately 22.6% of our total outstanding debt obligations, or approximately $5.6 billion in aggregate principal amount, at March 31, 2012.

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

        Assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100 basis-point increase or decrease in our variable interest rates would have increased or decreased our interest expense, and accordingly our cash flows, by approximately $56 million on an annualized basis. The same hypothetical 100 basis-point increase or decrease in interest rates on our total outstanding debt obligations would have increased or decreased our interest expense, and accordingly our cash flows, by approximately $247 million on an annualized basis.

  Foreign Currency Exchange Risk

        Our functional currency is U.S. dollars. All of our aircraft purchase agreements are negotiated in U.S. dollars, we currently receive substantially all of our revenue in U.S. dollars and we pay substantially all of our expenses in U.S. dollars. We currently have a limited number of leases denominated in foreign currencies, maintain part of our cash in foreign currencies, and incur some of our expenses in foreign currencies, primarily the Euro. A decrease in the U.S. dollar in relation to foreign currencies increases our expenses paid in foreign currencies and an increase in the U.S dollar in relation to foreign currencies decreases our lease revenue received from foreign currency denominated leases. Because we currently receive most of our revenues in U.S. dollars and pay most of our expenses in U.S. dollars, a change in foreign exchange rates would not have a material impact on our results of operations or cash flows. We do not have any restrictions or repatriation issues associated with our foreign cash accounts.

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

        In conjunction with the close of each fiscal quarter, we conduct a review and evaluation, under the supervision and with the participation of our management, including the Certifying Officers, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2012, the end of the period covered by this report.

(B)    Changes in Internal Controls Over Financial Reporting

        There have been no changes in our internal controls over financial reporting during the three months ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Yemen Airways-Yemenia and Airblue Limited: We are named in a lawsuit in connection with the 2009 crash of our A310-300 aircraft on lease to Yemen Airways-Yemenia, a Yemeni carrier, and a lawsuit in connection with the 2010 crash of our Airbus A320-200 aircraft on lease to Airblue Limited, a Pakistani carrier. The plaintiffs are families of deceased occupants of the flights and seek unspecified damages for wrongful death, costs, and fees. There have been no material changes to these lawsuits since we filed our Form 10-K for the year ended December 31, 2011. We do not believe that the outcome of these lawsuits, individually or in aggregate, will have a material effect on our consolidated financial condition, results of operations or cash flows.

        On April 24, 2012, ILFC and AIG filed a lawsuit in the Los Angeles Superior Court against ILFC's former CEO, Steven Udvar Hazy, Mr. Hazy's current company, Air Lease Corporation (ALC), and a number of ILFC's former officers and employees who are currently employed by ALC. The lawsuit alleges that Mr. Hazy and the former officers and employees, while employed at ILFC, diverted corporate opportunities from ILFC, misappropriated ILFC's trade secrets and other proprietary information, and committed other breaches of their fiduciary duties, all at the behest of ALC. The complaint seeks monetary damages and injunctive relief for breaches of fiduciary duty, misappropriation of trade secrets, unfair competition, and various other violations of state law. The litigation is in its incipient stages.

        We are also a party to various claims and litigation matters arising in the ordinary course of our business. We do not believe that the outcome of these matters, individually or in the aggregate, will be material to our consolidated financial position, results of operations or cash flows.

ITEM 1A.    RISK FACTORS

        There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

Item 6.    EXHIBITS

  a)
  Exhibits

3.1	Restated Articles of Incorporation of the Company (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008, and incorporated herein by reference).
3.2	Amended and Restated By-laws of the Company (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference).
4.1
Fifth Supplemental Indenture, dated as of March 19, 2012, to the indenture, dated August 1, 2006, by and between the Company and Deutsche Bank Trust Company Americas, as trustee (filed as an exhibit to Form 8-K filed on March 19, 2012 and incorporated herein by reference).
4.2
Officers' Certificate, dated as of March 19, 2012, establishing the terms of the 4.875% senior notes due 2015 and the 5.875% senior notes due 2019 (filed as an exhibit to Form 8-K filed on March 19, 2012 and incorporated herein by reference).
4.3
The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
10.1
Term Loan Credit Agreement, dated as of February 23, 2012, among Flying Fortress Inc., as borrower, the Company, Flying Fortress Financing Inc., Flying Fortress US Leasing Inc., and Flying Fortress Ireland Leasing Limited, as obligors, the lenders identified therein, Bank of America, N.A., as administrative agent and collateral agent, and Deutsche Bank Securities Inc., as syndication agent (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (filed as an exhibit to Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).
10.2
Term Loan Security Agreement, dated as of February 23, 2012, among Flying Fortress Financing Inc., Flying Fortress Inc., Flying Fortress Ireland Leasing Limited, Flying Fortress US Leasing Inc., and the additional grantors referred to therein, as grantors, and Bank of America N.A., as collateral agent (filed as an exhibit to Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).
10.3
Term Loan Credit Agreement, dated as of April 12, 2012, among Delos Aircraft Inc., as borrower, the Company, Hyperion Aircraft Inc., Hyperion Aircraft Inc., Artemis (Delos) Limited, the lenders from time to time party thereto, Bank of America N.A., as administrative agent and collateral agent (portions of this exhibit have been omitted pursuant to a request for confidential treatment).
10.4
Term Loan Security Agreement, dated as of April 12, 2012, among Delos Aircraft Inc., Hyperion Aircraft Inc., Hyperion Aircraft Inc., Artemis (Delos) Limited, the additional grantors from time to time party thereto and Bank of America N.A., as collateral agent.
12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Senior Vice President and Chief Financial Officer.
32.1	Certification under 18 U.S.C., Section 1350.

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheet as of March 31, 2012 and December 31, 2011; (ii) the Consolidated Statement of Operations for the three months ended March 31, 2012 and 2011; (iii) the Consolidated Statement of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iv) the Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and 2011 and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL LEASE FINANCE CORPORATION
May 7, 2012	/s/ HENRI COURPRON HENRI COURPRON Chief Executive Officer (Principal Executive Officer)
May 7, 2012	/s/ ELIAS HABAYEB ELIAS HABAYEB Senior Vice President and Chief Financial Officer (Principal Financial Officer)
May 7, 2012	/s/ KURT H. SCHWARZ KURT H. SCHWARZ Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit No.
3.1	Restated Articles of Incorporation of the Company (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008, and incorporated herein by reference).
3.2	Amended and Restated By-laws of the Company (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference).
4.1
Fifth Supplemental Indenture, dated as of March 19, 2012, to the indenture, dated August 1, 2006, by and between the Company and Deutsche Bank Trust Company Americas, as trustee (filed as an exhibit to Form 8-K filed on March 19, 2012 and incorporated herein by reference).
4.2
Officers' Certificate, dated as of March 19, 2012, establishing the terms of the 4.875% senior notes due 2015 and the 5.875% senior notes due 2019 (filed as an exhibit to Form 8-K filed on March 19, 2012 and incorporated herein by reference).
4.3
The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
10.1
Term Loan Credit Agreement, dated as of February 23, 2012, among Flying Fortress Inc., as borrower, the Company, Flying Fortress Financing Inc., Flying Fortress US Leasing Inc., and Flying Fortress Ireland Leasing Limited, as obligors, the lenders identified therein, Bank of America, N.A., as administrative agent and collateral agent, and Deutsche Bank Securities Inc., as syndication agent (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (filed as an exhibit to Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).
10.2
Term Loan Security Agreement, dated as of February 23, 2012, among Flying Fortress Financing Inc., Flying Fortress Inc., Flying Fortress Ireland Leasing Limited, Flying Fortress US Leasing Inc., and the additional grantors referred to therein, as grantors, and Bank of America N.A., as collateral agent (filed as an exhibit to Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).
10.3
Term Loan Credit Agreement, dated as of April 12, 2012, among Delos Aircraft Inc., as borrower, the Company, Hyperion Aircraft Inc., Hyperion Aircraft Inc., Artemis (Delos) Limited, the lenders from time to time party thereto, Bank of America N.A., as administrative agent and collateral agent (portions of this exhibit have been omitted pursuant to a request for confidential treatment).
10.4
Term Loan Security Agreement, dated as of April 12, 2012, among Delos Aircraft Inc., Hyperion Aircraft Inc., Hyperion Aircraft Inc., Artemis (Delos) Limited, the additional grantors from time to time party thereto and Bank of America N.A., as collateral agent.
12	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Senior Vice President and Chief Financial Officer.
32.1	Certification under 18 U.S.C., Section 1350.

Exhibit No.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheet as of March 31, 2012 and December 31, 2011; (ii) the Consolidated Statement of Operations for the three months ended March 31, 2012 and 2011; (iii) the Consolidated Statement of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iv) the Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and 2011 and (v) the Notes to the Consolidated Financial Statements.