Form 10-Q
period 2012-06-30
INTERNATIONAL LEASE FINANCE CORP
filed 2012-08-03
CIK 714311

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
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

         As of August 3, 2012, there were 45,267,723 shares of Common Stock, no par value, outstanding.

         Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT

TABLE OF DEFINITIONS

AIG	American International Group, Inc.
Airbus	Airbus S.A.S.
AOCI	Accumulated other comprehensive income
Boeing	The Boeing Company
The Company, ILFC, we, our, us	International Lease Finance Corporation
CVA	Credit Value Adjustment
Department of the Treasury	United States Department of the Treasury
ECA	Export Credit Agency
FASB	Financial Accounting Standards Board
Fitch	Fitch Ratings, Inc.
GAAP	Generally Accepted Accounting Principles in the United States of America
IFRS	International Financial Reporting Standards
LIBOR	London Interbank Offered Rates
Master Transaction Agreement	Master Transaction Agreement, entered into by AIG on December 8, 2010, with the Department of the Treasury
Moody's	Moody's Investors Service, Inc.
MVA	Market Value Adjustment
OCI	Other comprehensive income
part-out	Disassembly of an aircraft for the sale of its parts
SEC	U.S. Securities and Exchange Commission
S&P	Standard and Poor's Ratings Services
SPE	Special Purpose Entity
VIEs	Variable Interest Entities
WKSI	Well Known Seasoned Issuer

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

INTERNATIONAL LEASE FINANCE CORPORATION AND SUSIDIARIES

CONDENSED, CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents, including interest bearing accounts of $2,361,093 (2012) and $1,909,529 (2011)	$2,411,543	$1,975,009
Restricted cash, all in interest bearing accounts	395,961	414,807
Net investment in finance and sales-type leases	55,813	81,746
Flight equipment under operating leases	48,018,041	47,620,895
Less accumulated depreciation	12,922,710	12,118,607

	35,095,331	35,502,288
Deposits on flight equipment purchases	358,152	298,782
Lease receivables and other assets	637,276	599,734
Deferred debt issue costs, less accumulated amortization of $274,228 (2012) and $246,082 (2011)	281,145	288,878

	$39,235,221	$39,161,244

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued interest and other payables	$460,245	$447,521
Current income taxes and other tax liabilities	265,425	253,600
Secured debt financing, net of deferred debt discount of $8,720 (2012) and $17,452 (2011)	9,527,322	9,764,631
Unsecured debt financing, net of deferred debt discount of $42,264 (2012) and $39,128 (2011)	13,720,655	13,619,641
Subordinated debt	1,000,000	1,000,000
Derivative liabilities	27,457	31,756
Security deposits, deferred overhaul rental and other customer deposits	1,997,915	2,035,432
Rentals received in advance	265,097	272,205
Deferred income taxes	4,113,930	4,204,589
Commitments and Contingencies—Note L
SHAREHOLDERS' EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B, each having 500 shares issued and outstanding	100,000	100,000
Common stock—no par value; 100,000,000 authorized shares, 45,267,723 issued and outstanding	1,053,582	1,053,582
Paid-in capital	1,243,967	1,243,225
Accumulated other comprehensive loss	(16,956)	(19,637)
Retained earnings	5,476,582	5,154,699

Total shareholders' equity	7,857,175	7,531,869

	$39,235,221	$39,161,244

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(Dollars in thousands)

(Unaudited)

	June 30, 2012	June 30, 2011
REVENUES AND OTHER INCOME
Rental of flight equipment	$1,101,205	$1,111,453
Flight equipment marketing and gain on aircraft sales	8,617	2,176
Interest and other	24,496	11,903

	1,134,318	1,125,532

EXPENSES
Interest	388,254	407,069
Depreciation of flight equipment	478,754	457,994
Aircraft impairment charges on flight equipment held for use	30,254	—
Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed of	44,783	43,815
Loss on early extinguishment of debt	2,054	61,093
Flight equipment rent	4,500	4,500
Selling, general and administrative	91,595	43,089
Other expenses	216	220

	1,040,410	1,017,780

INCOME BEFORE INCOME TAXES	93,908	107,752
(Benefit) provision for income taxes—Note C	(129,157)	33,972

NET INCOME	$223,065	$73,780

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Dollars in thousands)

(Unaudited)

	June 30, 2012	June 30, 2011
REVENUES AND OTHER INCOME
Rental of flight equipment	$2,223,430	$2,252,374
Flight equipment marketing and gain on aircraft sales	14,673	2,849
Interest and other	47,759	38,822

	2,285,862	2,294,045

EXPENSES
Interest	779,074	814,568
Depreciation of flight equipment	958,404	909,411
Aircraft impairment charges on flight equipment held for use	41,425	6,538
Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed of	52,127	148,387
Loss on early extinguishment of debt	22,934	61,093
Flight equipment rent	9,000	9,000
Selling, general and administrative	176,361	94,803
Other expenses	416	31,817

	2,039,741	2,075,617

INCOME BEFORE INCOME TAXES	246,121	218,428
(Benefit) provision for income taxes—Note C	(75,953)	75,264

NET INCOME	$322,074	$143,164

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(Dollars in thousands)

(Unaudited)

	June 30, 2012	June 30, 2011
NET INCOME	$223,065	$73,780

OTHER COMPREHENSIVE INCOME
Net changes in fair value of cash flow hedges, net of taxes of $(1,614) (2012) and $(4,805) (2011) and net of reclassification adjustments	2,952	8,924
Change in unrealized appreciation on securities available for sale, net of taxes of $3 (2012) and $114 (2011) and net of reclassification adjustments	(6)	220

	2,946	9,144

COMPREHENSIVE INCOME	$226,011	$82,924

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Dollars in thousands)

(Unaudited)

	June 30, 2012	June 30, 2011
NET INCOME	$322,074	$143,164

OTHER COMPREHENSIVE INCOME
Net changes in fair value of cash flow hedges, net of taxes of $(1,312) (2012) and $(10,965) (2011) and net of reclassification adjustments	2,693	20,363
Change in unrealized appreciation on securities available for sale, net of taxes of $5 (2012) and $114 (2011) and net of reclassification adjustments	(12)	(211)

	2,681	20,152

COMPREHENSIVE INCOME	$324,755	$163,316

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Dollars in thousands)

(Unaudited)

	June 30, 2012	June 30, 2011
OPERATING ACTIVITIES
Net income	$322,074	$143,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	958,404	909,411
Deferred income taxes	(92,109)	36,108
Derivative instruments	(294)	(115,426)
Foreign currency adjustment of non-US$ denominated debt	—	116,200
Amortization of deferred debt issue costs	37,793	34,317
Amortization of debt discount	6,539	7,408
Amortization of prepaid lease costs	24,849	23,465
Aircraft impairment charges and fair value adjustments	93,552	154,925
Loss on early extinguishment of debt	22,934	—
Other, including gain on aircraft sales and disposals	(24,583)	(26,378)
Changes in operating assets and liabilities:
Lease receivables and other assets	26,003	(9,613)
Accrued interest and other payables	(3,888)	(31,010)
Current income taxes	11,825	8,673
Rentals received in advance	(7,108)	(14,660)

Net cash provided by operating activities	1,375,991	1,236,584

INVESTING ACTIVITIES
Acquisition of flight equipment	(743,175)	(182,610)
Payments for deposits and progress payments	(101,661)	(80,195)
Proceeds from disposal of flight equipment	82,494	234,714
Net change in restricted cash	18,846	36,013
Collections on notes receivable and finance and sales-type leases	13,734	44,737
Other	—	(4,369)

Net cash (used in) provided by investing activities	(729,762)	48,290

FINANCING ACTIVITIES
Proceeds from debt financing	2,731,146	2,431,463
Payments in reduction of debt financing, net of foreign currency swap settlements	(2,883,752)	(4,626,686)
Debt issue costs	(47,665)	(99,651)
Payment of preferred dividends	(196)	(314)
Security and rental deposits received	75,193	42,862
Security and rental deposits returned	(51,522)	(46,721)
Transfers of security and rental deposits on sales of aircraft	—	(19,391)
Deferred overhaul rentals collected	240,500	249,927
Overhaul deposits reimbursed	(296,358)	(170,915)
Transfer of overhaul rentals on sales of aircraft	—	(18,623)
Net change in other deposits	22,666	42,678

Net cash used in financing activities	(209,988)	(2,215,371)

Net increase (decrease) in cash	436,241	(930,497)
Effect of exchange rate changes on cash	293	1,283
Cash at beginning of period	1,975,009	3,067,697

Cash at end of period	$2,411,543	$2,138,483

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Dollars in thousands)

(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	June 30, 2012		June 30, 2011
Cash paid during the period for:
Interest, excluding interest capitalized of $7,222 (2012) and $2,790 (2011)	$706,063		$883,434
Income taxes, net	3,983	(a)	30,482	(a)

(a)
Includes approximately $2 million and $26 million paid to AIG for ILFC tax liability for the six month periods ending June 30, 2012 and 2011, respectively.

Non-Cash Investing and Financing Activities

2012:

  Flight equipment under operating leases in the amount of $95,525 were reclassified to Lease receivables and other assets in the amount of $95,014, with $511 charged to income, upon the part-out of eight aircraft and two engines.

  Deposits on flight equipment purchases of $47,164 were applied to Acquisition of flight equipment under operating leases

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

June 30, 2012

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

        The condensed, consolidated financial statements and financial information of ILFC previously reported for the three months and six months ended June 30, 2011, are not directly comparable to the condensed, consolidated financial statements and financial information of ILFC included in this report as a result of the above-mentioned change in accounting principle. The differences relate to basis differences in flight equipment under operating leases which affect depreciation expense, aircraft impairment charges and fair value adjustments, flight equipment marketing and gain on aircraft sales, tax provisions, and net income. The impact of this adoption on ILFC's statement of income for the three months and six months ended June 30, 2011, is presented below.

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Previously Reported	Adjusted for New Basis	Previously Reported	Adjusted for New Basis
	(Dollars in thousands)
Condensed, Consolidated Statements of Income
Depreciation of flight equipment	459,689	457,994	912,220	909,411
Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed of	43,815	43,815	147,125	148,387
Aircraft impairment charges on flight equipment held for use	—	—	—	6,538
Income before taxes	106,057	107,752	223,419	218,428
Provision for income taxes	33,377	33,972	77,018	75,264
Net income	72,680	73,780	146,401	143,164

        The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

        The accompanying unaudited, condensed, consolidated financial statements include our accounts and accounts of all other entities in which we have a controlling financial interest. See Note M—Variable Interest Entities for further discussions on VIEs. All material intercompany accounts have been eliminated in consolidation.

        In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included. Certain reclassifications have been made to the 2011 unaudited, condensed, consolidated financial statements to conform to the 2012 presentation. Operating results for the six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These statements should be read in conjunction with the

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

A. Basis of Preparation (Continued)

consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

B. Recent Accounting Pronouncements

Adoption of Recent Accounting Standards:

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

        We adopted the standard on January 1, 2012, when it became effective. The adoption had no impact on our financial condition, results of operations or cash flows, but affected our fair value disclosures, which are disclosed in Note N—Fair Value Measurements and Note P—Fair Value Disclosures of Financial Instruments herein.

  Presentation of Comprehensive Income

        In June 2011, the FASB issued an accounting standard update that requires the presentation of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components, followed consecutively by a second statement that presents total other comprehensive income and its components. This presentation was effective January 1, 2012, and required retrospective application. The adoption of this standard had no effect on our condensed, consolidated financial statements because we already use the two-statement approach to present comprehensive income.

Future Application of Accounting Standards:

  Testing of Goodwill for Impairment

        In September 2011, the FASB issued an accounting standard that amends the approach to testing goodwill for impairment. The new standard simplifies how entities test goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

B. Recent Accounting Pronouncements (Continued)

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

C. Income Taxes

        In May 2012, a decision in favor of a taxpayer was granted whereby the Federal Court of Claims held that in calculating the gain realized upon the sale of an asset under the Foreign Sales Corporation regime, the asset's adjusted tax basis should not be reduced by the amount of disallowed depreciation deductions allocable to tax-exempt foreign trade income. Based upon the decision reached in the case, we have adjusted our tax basis in certain flight equipment and recorded an income tax benefit of approximately $544 million and a corresponding reserve of $381 million for uncertain tax positions, resulting in a net tax benefit of $164 million in the current quarter.

D. Restricted Cash

        We entered into ECA facility agreements in 1999 and 2004 through subsidiaries. See Note J—Debt Financings. We had no loans outstanding under the 1999 ECA facility as of June 30, 2012. Because of our current long-term debt ratings, the 2004 ECA facility requires us to segregate security deposits, overhaul rentals and rental payments received under the leases of the aircraft funded under the 2004 ECA facility (segregated rental payments are used to make scheduled principal and interest payments on the outstanding debt). The segregated funds are deposited into separate accounts pledged to and controlled by the security trustee of the 2004 ECA facility. At June 30, 2012, and December 31, 2011, respectively, we had segregated security deposits, overhaul rentals and rental payments aggregating $396.0 million and $414.8 million related to aircraft funded under the 2004 ECA facility. The segregated amounts fluctuate with changes in security deposits, overhaul rentals, rental payments and principal and interest payments related to the aircraft funded under the 2004 ECA facility. In addition, if a default resulting in an acceleration of the obligations under the 2004 ECA facility were to occur, pursuant to a cross-collateralization agreement, we would have to segregate lease payments, overhaul rentals and security deposits received after such acceleration event occurred relating to all the aircraft funded under the 1999 ECA facility, even though those aircraft are no longer subject to a loan at June 30, 2012.

E. Related Party Transactions

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

E. Related Party Transactions (Continued)

        Expenses Paid by AIG on Our Behalf:    We recorded $0.7 million and $(8.0) million in Additional paid in capital for the six months ended June 30, 2012 and the year ended December 31, 2011, respectively, for compensation and other expenses paid by AIG on our behalf for which we were not required to pay.

        Derivatives and Insurance Premiums:    The counterparty of all of our interest rate swap agreements as of June 30, 2012, was AIG Markets, Inc., a wholly-owned subsidiary of AIG. See Note N—Fair Value Measurements and Note O—Derivative Financial Instruments. In addition, we purchase insurance through a broker who may place part of our policies with AIG. Total insurance premiums were $5.0 million and $3.7 million for the six months ended June 30, 2012 and 2011, respectively.

        Our financial statements include the following amounts involving related parties:

	Three Months Ended		Six Months Ended
Income Statement	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(Dollars in thousands)
Expense (income):
Effect from derivatives on contracts with AIG Markets, Inc.(a)	$305	$(1,223)	$610	$(965)
Interest on derivative contracts with AIG Markets, Inc.	4,597	16,270	9,678	33,836
Allocation of corporate costs from AIG	5,189	(10,246)	13,866	(4,140)
Management fees received	(2,259)	(2,305)	(4,464)	(4,545)
Management fees paid to subsidiaries of AIG	76	24	116	52

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

E. Related Party Transactions (Continued)

Balance Sheet	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Asset (liability):
Time deposit account with AIG	$1,101,619	$—
Derivative liabilities(a)	(27,457)	(31,756)
Current income taxes and other tax liabilities to AIG(b)	(284,761)	(279,441)
Accrued corporate costs payable to AIG	(21,267)	(21,672)

(a)
See Note O—Derivative Financial Instruments for all derivative transactions.

(b)
We paid approximately $2 million and $58.5 million to AIG during the six months ended June 30, 2012 and the year ended December 31, 2011, respectively.

F. Interest and Other Income

        Interest and Other Income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
AeroTurbine revenue(a)
Engines, airframes, parts and supplies	$71,711	$—	$144,994	$—
Cost of sales	(62,772)	—	(123,721)	—

	8,939	—	21,273	—
Interest and Other	15,557	11,903	26,486	38,822

Total	$24,496	$11,903	$47,759	$38,822

(a)
Other income for 2012 includes revenue from sales by AeroTurbine of engines, airframes, parts and supplies, presented net of cost of sales on our condensed, consolidated statements of income. AeroTurbine was acquired on October 7, 2011.

G. Aircraft Impairment Charges on Flight Equipment Held for Use

        Management evaluates quarterly the need to perform a recoverability assessment of aircraft in our fleet considering the requirements under GAAP. Recurring recoverability assessments are performed whenever events or changes in circumstances indicate that the carrying amount of our aircraft may not be fully recoverable, which may require us to change our assumptions related to future estimated cash flows. The events or changes in circumstances considered include potential sales, changes in contracted lease terms, changes in the status of an aircraft as leased, re-leased, or not subject to lease, repossessions of aircraft, changes in portfolio strategies, changes in demand for a particular aircraft type and changes in economic and market circumstances. Any of these events would be considered when it occurs before the financial statements are issued, including lessee bankruptcies occurring subsequent to the balance sheet date.

        During the three and six months ended June 30, 2012, we recorded impairment charges of $30.3 million relating to two aircraft and $41.4 million relating to four aircraft, respectively. During the six

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

G. Aircraft Impairment Charges on Flight Equipment Held for Use (Continued)

months ended June 30, 2011, we recorded impairment charges of $6.5 million relating to one aircraft. No impairment charges were recorded for the three months ended June 30, 2011.

H. Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed of

        From time to time we will dispose of aircraft from our fleet held for use prior to the conclusion of its useful life, most frequently through either a sale or part-out. As part of the recoverability assessment of our fleet, management assesses potential transactions and the likelihood that each individual aircraft will continue to be held for use as part of our leased fleet, or if the aircraft will be disposed of as mentioned above. If management determines that it is more likely than not that an aircraft will be disposed of through either a sale or part-out as a result of a potential transaction, a recoverability assessment is performed, and if impaired, the aircraft is recorded at the lower of fair market value or its current carrying value, with any necessary adjustments recorded in income. Further, if the aircraft meets the criteria to be classified as Flight equipment held for sale, we reclassify the aircraft from Flight equipment under operating leases into Flight equipment held for sale (subsequent to recording any necessary impairment charges or fair value adjustments).

        We reported the following impairment charges and fair value adjustments on flight equipment sold or to be disposed of:

	Three Months Ended					Six Months Ended
	June 30, 2012			June 30, 2011		June 30, 2012			June 30, 2011
	Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments		Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments	Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments		Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments
	(Dollars in millions)					(Dollars in millions)
Loss/(Gain)
Impairment charges and fair value adjustments on aircraft likely to be sold or sold	3	$32.6		5	$41.1	5	$37.8		14	$149.4
Fair value adjustments on held for sale aircraft sold or transferred from held for sale back to flight equipment under operating leases(a)	—	—		2	2.7	—	—		10	(3.5)
Impairment charges on aircraft intended to be or designated for part-out	4	12.2	(b)	—	—	4	14.3	(b)	1	2.5

Total Impairment charges and fair value adjustments on flight equipment	7	$44.8	(b)	7	$43.8	9	$52.1	(b)	25	$148.4

(a)
Included in these amounts are net fair value credit adjustments related to aircraft previously held for sale, but which no longer meet such criteria and were subsequently reclassified to Flight equipment under operating leases. Also included in these amounts are fair value credit adjustments for sales price adjustments related to aircraft that were previously held for sale and sold during the periods presented.

(b)
Includes charges relating to one engine for the three months ended June 30, 2012 and four engines for the six months ended June 30, 2012.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

I. Lease Receivables and Other Assets

        Lease receivables and other assets consisted of the following:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Lease receivables	$193,295	$205,373
AeroTurbine Inventory	138,443	148,452
Lease incentive costs, net of amortization	132,329	119,878
Other assets	118,423	64,379
Goodwill and Other intangible assets	50,396	51,965
Notes and trade receivables, net of allowance(a)	4,312	9,489
Derivative assets(b)	78	198

	$637,276	$599,734

(a)
Notes receivable are primarily from the sale of flight equipment and are fixed with varying interest rates from 6.5% to 8.0%.

(b)
See Note O—Derivative Financial Instruments.

        We had the following activity in our allowance for credit losses on notes receivable:

(Dollars in thousands)
Balance at December 31, 2010	$21,042
Provision	20,354
Write-offs	—
Recoveries	—

Balance at December 31, 2011	41,396
Provision	(2,686)
Write-offs	—
Recoveries	—

Balance at June 30, 2012	$38,710

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

J. Debt Financings

        Our debt financing was comprised of the following at the following dates:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Secured
Senior secured bonds	$3,900,000	$3,900,000
ECA financings	2,120,667	2,335,147
Secured bank debt(a)	2,065,375	2,246,936
Institutional secured term loans	1,450,000	1,300,000
Less: Deferred debt discount	(8,720)	(17,452)

	9,527,322	9,764,631
Unsecured
Bonds and Medium-Term Notes	13,762,919	13,658,769
Less: Deferred debt discount	(42,264)	(39,128)

	13,720,655	13,619,641

Total Senior Debt Financings	23,247,977	23,384,272
Subordinated Debt	1,000,000	1,000,000

	$24,247,977	$24,384,272

(a)
Of this amount, $287.7 million (2012) and $97.0 million (2011) is non-recourse to ILFC. These secured financings were incurred by VIEs and consolidated into our condensed, consolidated financial statements.

        For some of our secured debt financings, we created direct and indirect wholly-owned subsidiaries for the purpose of purchasing and holding title to aircraft, and we pledged the equity of those subsidiaries as collateral. These subsidiaries have been designated as non-restricted subsidiaries under our indentures and meet the definition of a VIE. We have determined that we are the primary beneficiary of such VIEs and, accordingly, we consolidate such entities into our condensed, consolidated financial statements. See Note M—Variable Interest Entities for more information on VIEs.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

J. Debt Financings (Continued)

        The following table presents information regarding the collateral pledged for our secured debt:

	As of June 30, 2012
	Secured Debt Outstanding	Net Book Value	Number of Aircraft
	(Dollars in thousands)
Senior Secured Bonds	3,900,000	6,617,108	174
ECA Financings	2,120,667	5,457,962	119
Secured Bank Debt(a)	2,065,375	2,991,797	63
Institutional Secured Term Loans	1,450,000	2,919,243	98

Total	$9,536,042	$17,986,110	454

(a)
Amounts represent net book value and number of aircraft securing ILFC secured bank term debt and do not include the book value or number of AeroTurbine assets securing the AeroTurbine revolving credit agreement, under which $270.2 million is included in the total Debt outstanding. ILFC guarantees the AeroTurbine revolving credit agreement on an unsecured basis.

Senior Secured Bonds

        On August 20, 2010, we issued $3.9 billion of senior secured notes, with $1.35 billion maturing in September 2014 and bearing interest of 6.5%, $1.275 billion maturing in September 2016 and bearing interest of 6.75%, and $1.275 billion maturing in September 2018 and bearing interest of 7.125%. The notes are secured by a designated pool of aircraft, initially consisting of 174 aircraft and their equipment and related leases, and cash collateral when required. In addition, two of our subsidiaries, which either own or hold leases of aircraft included in the pool securing the notes, have guaranteed the notes. We can redeem the notes at any time prior to their maturity, provided we give notice between 30 to 60 days prior to the intended redemption date and subject to a penalty of the greater of 1% of the outstanding principal amount and a "make-whole" premium. There is no sinking fund for the notes.

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

June 30, 2012

(Unaudited)

J. Debt Financings (Continued)

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

        As of June 30, 2012, approximately $2.1 billion was outstanding under the 2004 ECA facility and no loans were outstanding under the 1999 ECA facility. The interest rates on the loans outstanding under the 2004 ECA facility are either fixed or based on LIBOR and ranged from 0.71% to 4.71% at June 30, 2012. The net book value of the aircraft purchased under the 2004 ECA facility was $4.1 billion at June 30, 2012. The loans are guaranteed by various European ECAs. We have collateralized the debt with pledges of the shares of wholly owned subsidiaries that hold title to the aircraft financed under the facilities. The 2004 ECA facility contains customary events of default and restrictive covenants, including a covenant to maintain a minimum consolidated tangible net worth.

        Because of our current long-term debt ratings, the 2004 ECA facility requires us to segregate security deposits, overhaul rentals and rental payments received for aircraft with loan balances outstanding under the 2004 ECA facility. See Note D—Restricted Cash. In addition, we must register the existing individual mortgages on certain aircraft funded under both the 1999 and 2004 ECA facilities in the local jurisdictions in which the respective aircraft are registered. The mortgages are only required to be filed with respect to aircraft that have outstanding loan balances or otherwise as agreed in connection with the cross-collateralization agreement described below.

        We have cross-collateralized the 1999 ECA facility with the 2004 ECA facility. As part of such cross-collateralization, we (i) guarantee the obligations under the 2004 ECA facility through our subsidiary established to finance Airbus aircraft under the 1999 ECA facility; (ii) granted mortgages over certain aircraft financed under the 1999 ECA facility and security interests over other collateral related to the aircraft financed under the 1999 ECA facility to secure the guaranty obligation; (iii) have to maintain a loan-to-value ratio (aggregating the aircraft from the 1999 ECA facility and the 2004 ECA facility) of no more than 50%, in order to release liens (including the liens incurred under the cross-collateralization agreement) on any aircraft financed under the 1999 or 2004 ECA facilities or other assets related to the aircraft; and (iv) agreed to apply proceeds generated from certain disposals of aircraft to obligations under the 2004 ECA facility.

        The cross-collateralization agreement also includes additional restrictive covenants relating to the 2004 ECA facility, restricting us from (i) paying dividends on our capital stock with the proceeds of asset sales and (ii) selling or transferring aircraft with an aggregate net book value exceeding a certain disposition amount, which is currently approximately $9.9 billion. The disposition amount will be reduced by approximately $91.4 million at the end of each calendar quarter during the remainder of the effective period. The covenants are in effect until December 31, 2012. A breach of these restrictive covenants would result in a termination event for the ten loans funded subsequent to the date of the agreement and would make those loans, which aggregated $252.4 million at June 30, 2012, due in full at the time of such a termination event.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

J. Debt Financings (Continued)

        In addition, if a termination event resulting in an acceleration of the obligations under the 2004 ECA facility were to occur, pursuant to the cross-collateralization agreement, we would have to segregate lease payments, overhaul rentals and security deposits received after such acceleration event occurred relating to all the aircraft funded under the 1999 ECA facility, even though those aircraft are no longer subject to a loan at June 30, 2012.

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

        2011 Secured Term Loan:    On March 30, 2011, one of our non-restricted subsidiaries entered into a secured term loan agreement with lender commitments in the amount of approximately $1.3 billion, which was subsequently increased to approximately $1.5 billion. The loan matures on March 30, 2018, and scheduled principal payments commenced in June 2012. The loan bears interest at LIBOR plus a margin of 2.75%, or, if applicable, a base rate plus a margin of 1.75%. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain wholly-owned subsidiaries of the subsidiary borrower. The security granted initially included a portfolio of 54 aircraft, together with attached leases and all related equipment, with an average appraised base market value, as defined in the loan agreement, of approximately $2.4 billion as of January 1, 2011, and the equity interests in certain SPEs that own the pledged aircraft and related equipment and leases. The $2.4 billion was equal to an initial loan-to-value ratio of approximately 65%. The proceeds of the loan were made available to the subsidiary borrower as aircraft were transferred to the SPEs, at an advance rate equal to 65% of the initial appraised value of the aircraft transferred to the SPEs. At June 30, 2012, the full $1.5 billion had been advanced to the subsidiary borrower under the agreement.

        The subsidiary borrower is required to maintain compliance with a maximum loan-to-value ratio, which declines over time, as set forth in the term loan agreement. If the subsidiary borrower does not maintain compliance with the maximum loan-to-value ratio, it will be required to prepay portions of the outstanding loans, deposit an amount in the cash collateral account or transfer additional aircraft to the SPEs, subject to certain concentration criteria, so that the ratio is equal to or less than the maximum loan-to-value ratio.

        The subsidiary borrower can voluntarily prepay the loan at any time, subject to a 1% prepayment penalty before March 30, 2013. The loan facility contains customary covenants and events of default, including covenants that limit the ability of the subsidiary borrower and its subsidiaries to incur additional indebtedness and create liens, and covenants that limit the ability of ILFC, the subsidiary borrower and its subsidiaries to consolidate, merge or dispose of all or substantially all of their assets and enter into transactions with affiliates.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

J. Debt Financings (Continued)

        AeroTurbine Revolving Credit Agreement:    AeroTurbine has a credit facility that expires on December 9, 2015 and after the most recent amendment on February 23, 2012, provides for a maximum aggregate available amount of $430 million, subject to availability under a borrowing base calculated based on AeroTurbine's aircraft assets and accounts receivable. AeroTurbine has the option to increase the aggregate amount available under the facility by an additional $70 million, either by adding new lenders or allowing existing lenders to increase their commitments if they choose to do so. Borrowings under the facility bear interest determined, with certain exceptions, based on LIBOR plus a margin of 3.0%. AeroTurbine's obligations under the facility are guaranteed by ILFC on an unsecured basis and by AeroTurbine's subsidiaries (subject to certain exclusions) and are secured by substantially all of the assets of AeroTurbine and the subsidiary guarantors. The credit agreement contains customary events of default and covenants, including certain financial covenants. Additionally, the credit agreement imposes limitations on AeroTurbine's ability to pay dividends to us (other than dividends payable solely in common stock). As of June 30, 2012, AeroTurbine had $270.2 million outstanding under the facility.

        Secured Commercial Bank Financings:    In May 2009, ILFC provided $39.0 million of subordinated financing to a non-restricted subsidiary. The entity used these funds and an additional $106.0 million borrowed from third parties to purchase an aircraft, which it leases to an airline. The $106.0 million loan has two tranches, both secured by the aircraft and related lease receivable. The first tranche is $82.0 million, fully amortizes over the lease term, and is non-recourse to ILFC. The second tranche is $24.0 million, partially amortizes over the lease term, and is guaranteed by ILFC. Both tranches mature in May 2018 with interest rates based on LIBOR. At June 30, 2012, the interest rates on the $82.0 million and $24.0 million tranches were 3.389% and 5.089%, respectively. The entity entered into two interest rate cap agreements to economically hedge the related LIBOR interest rate risk in excess of 4.00%. At June 30, 2012, $72.0 million was outstanding under the two tranches and the net book value of the aircraft was $129.5 million.

        In June 2009, we borrowed $55.4 million through a non-restricted subsidiary, which owns one aircraft leased to an airline. Approximately half of the original loan amortizes over five years and the remaining $27.5 million is due in 2014. The loan is non-recourse to ILFC and is secured by the aircraft and the lease receivables. The interest rate on the loan is fixed at 6.58%. At June 30, 2012, $37.4 million was outstanding and the net book value of the aircraft was $86.0 million.

        In March 2012, one of our indirect non-restricted subsidiaries entered into a $203 million term loan facility that was used to finance seven Boeing 737-800s. The principal of each senior loan issued under the facility will partly amortize over six years, with the remaining principal payable at the maturity date. The loans are non-recourse to ILFC except under limited circumstances and are secured by the purchased aircraft and lease receivables. The subsidiary borrower can voluntarily prepay the loans at any time subject to a 2% prepayment fee prior to March 30, 2014 and a 1% prepayment fee between March 30, 2014 and March 30, 2015.

        The subsidiary borrower is prohibited under the agreement from: (i) incurring additional debt; (ii) incurring additional capital expenditures; (iii) hiring employees; and (iv) negatively pledging the assets securing the facility.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

J. Debt Financings (Continued)

Institutional Secured Term Loans

        In 2010, we entered into the following term loans, both of which were repaid or refinanced in 2012:

  •
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

  •
  $550 million term loan agreement entered into through a non-restricted subsidiary. The obligations of the subsidiary borrower were guaranteed on an unsecured basis by ILFC and on a secured basis by certain non-restricted subsidiaries of ILFC that held title to 37 aircraft, with an initial loan-to-value ratio of approximately 57%. The loan had an original maturity date of March 17, 2016, and bore interest at LIBOR plus a margin of 5.0% with a LIBOR floor of 2.0%. On April 12, 2012, we refinanced the loan with a new $550 million secured term loan, as further discussed below.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

J. Debt Financings (Continued)

    We used the proceeds from this loan to prepay in full our $550 million secured term loan that was scheduled to mature on March 17, 2016. In connection with this refinancing of our $550 million secured term loan, 92% of the transaction was accounted for as a modification of the 2010 secured term loan and we recorded $4.7 million of the arrangement fee in Selling, general and administrative expense and $2.0 million as early extinguishment of debt.

        These loans each require a loan-to-value ratio of no more than 63%. If either subsidiary borrower does not maintain compliance with the maximum loan-to-value ratio, it will be required to prepay portions of the outstanding loans, deposit an amount in the cash collateral account or transfer additional aircraft to SPEs, subject to certain concentration criteria, so that the ratio is equal to or less than the maximum loan-to-value ratio.

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

        We have issued unsecured notes with an aggregate principal amount outstanding of $11.0 billion under our current and previous shelf registration statements, including $750 million of 4.875% notes due 2015 and $750 million of 5.875% notes due 2019, each issued in March 2012. We received aggregate net proceeds of approximately $1.48 billion from the notes issuance in March 2012, after deducting underwriting discounts and commissions and fees. We used part of the net proceeds to prepay our $750 million secured term loan due March 17, 2015 and the remainder will be used for general corporate purposes, including the repayment of existing indebtedness and the purchase of aircraft. The debt securities outstanding under our shelf registration statements mature through 2022 and bear interest rates that range from 0.82% to 8.875%.

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

June 30, 2012

(Unaudited)

J. Debt Financings (Continued)

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

Unsecured Revolving Credit Agreement

        2011 Credit Facility:    On January 31, 2011, we entered into a $2.0 billion unsecured three-year revolving credit facility with a group of 11 banks. This revolving credit facility expires on January 31, 2014, and provides for interest rates based on either a base rate or LIBOR plus an applicable margin determined by a ratings-based pricing grid. The credit agreement contains customary events of default and restrictive financial covenants that require us to maintain a minimum fixed charge coverage ratio, a minimum consolidated tangible net worth and a maximum ratio of consolidated debt to consolidated tangible net worth. As of June 30, 2012, no amounts were outstanding under this revolving credit facility.

Subordinated Debt

        In December 2005, we issued two tranches of subordinated debt totaling $1.0 billion. Both tranches mature on December 21, 2065. The $400 million tranche has a call option date of December 21, 2015. We can call the $600 million tranche at any time. The interest rate on the $600 million tranche is a floating rate with a credit spread of 1.55% plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. The interest rate resets quarterly and at June 30, 2012, the interest rate was 4.28%. The $400 million tranche has a fixed interest rate of 6.25% until the 2015 call option date, and if we do not exercise the call option, the interest rate will change to a floating rate, reset quarterly, based on the initial credit spread of 1.80% plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. If we choose to redeem the $600 million tranche, we must pay 100% of the principal amount of the bonds being redeemed, plus any accrued and unpaid interest to the redemption date. If we choose to redeem only a portion of the outstanding bonds, at least $50 million principal amount of the bonds must remain outstanding.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

K. Security Deposits on Aircraft, Deferred Overhaul Rentals and Other Customer Deposits

        Security deposits, deferred overhaul rentals and other customer deposits were comprised of:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Security deposits paid by lessees	$1,104,457	$1,089,771
Deferred overhaul rentals	689,055	718,472
Other customer deposits	204,403	227,189

Total	$1,997,915	$2,035,432

L. Commitments and Contingencies

        At June 30, 2012, we had committed to purchase 242 new aircraft (of which 14 are through sale-leaseback transactions), seven used aircraft from third parties, and nine new spare engines scheduled for delivery through 2019 with aggregate estimated total remaining payments (including adjustment for anticipated inflation) of approximately $18.5 billion. All of these commitments to purchase new aircraft and engines are based upon agreements with each of Boeing, Airbus and Pratt and Whitney. In addition, AeroTurbine has agreed to purchase 13 engines under other flight equipment purchase agreements for an aggregate purchase commitment of $40.7 million.

Guarantees

  •
  Asset Value Guarantees:  We currently guarantee a portion of the residual value of 14 aircraft to financial institutions and other third parties for a fee. These guarantees expire at various dates through 2023 and generally obligate us to pay the shortfall between the fair market value and the guaranteed value of the aircraft and provide us with an option to purchase the aircraft for the guaranteed value. During 2011 and 2012, we have been called upon to perform under six such guarantees, including four in the three months ended June 30, 2012, and, as a result, we purchased one used aircraft during the six months ended June 30, 2012, and may purchase five used aircraft in 2013. At June 30, 2012, the total reserves related to these guarantees aggregated $13.0 million. At June 30, 2012, the maximum aggregate potential commitment that we were obligated to pay under the remaining 14 guarantees, without any offset for the projected value of the aircraft, was approximately $370 million.

  •
  Aircraft Loan Guarantees:  We guarantee one loan collateralized by an aircraft. The guarantee expires in 2014, when the loan matures, and obligates us to pay an amount up to the guaranteed value upon the default of the borrower, which will be offset by a portion of the underlying value of the aircraft collateral. At June 30, 2012, the guaranteed value, without any offset for the projected value of the aircraft, was approximately $12.2 million.

Legal Contingencies

        Yemen Airways-Yemenia and Airblue Limited:    We are named in a lawsuit in connection with the 2009 crash of our A310-300 aircraft on lease to Yemen Airways-Yemenia, a Yemeni carrier, and a lawsuit in

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

L. Commitments and Contingencies (Continued)

connection with the 2010 crash of our Airbus A320-200 aircraft on lease to Airblue Limited, a Pakistani carrier. The plaintiffs are families of deceased occupants of the flights and seek unspecified damages for wrongful death, costs, and fees. There have been no material changes to these lawsuits since we filed our Form 10-K for the year ended December 31, 2011. We do not believe that the outcome of these lawsuits, individually or in aggregate, will have a material effect on our consolidated financial condition, results of operations or cash flows.

        We are also a party to various claims and litigation matters arising in the ordinary course of our business. We do not believe that the outcome of these matters, individually or in the aggregate, will be material to our consolidated financial condition, results of operations or cash flows.

M. Variable Interest Entities

        Our leasing and financing activities require us to use many forms of special purpose entities to achieve our business objectives and we have participated to varying degrees in the design and formation of these special purpose entities. A majority of these entities are wholly owned; we are the primary or only variable interest holder, we are the only decision maker and we guarantee all the activities of the entities. However, these entities meet the definition of a VIE because they do not have sufficient equity to operate without our subordinated financial support in the form of intercompany notes and loans which serve as equity. We have a variable interest in other entities in which we have determined that we are the primary beneficiary, because we control and manage all aspects of the entities, including directing the activities that most significantly affect these entities' economic performance, and we absorb the majority of the risks and rewards of these entities. We consolidate these entities into our condensed, consolidated financial statements and the related aircraft are included in Flight equipment under operating leases and the related borrowings are included in Secured debt financings on our Condensed, Consolidated Balance Sheets.

        We have variable interests in ten entities, in which we have determined we are not the primary beneficiary because we do not have the power to direct the activities that most significantly affect these entities' economic performance. We previously sold one aircraft to each of the entities and the variable interests include debt financings and preferential equity interests. The individual financing agreements are cross-collateralized by the aircraft. We have a credit facility with these entities under which we have $7.2 million outstanding at June 30, 2012. We are fully reserved for the $7.2 million loss exposure we have related to those entities.

N. Fair Value Measurements

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

June 30, 2012

(Unaudited)

N. Fair Value Measurements (Continued)

estimated using significant other observable inputs; and Level 3 refers to fair values estimated using significant non-observable inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table presents our assets and liabilities measured at fair value on a recurring basis, categorized using the fair value hierarchy described above:

	Level 1	Level 2		Level 3	Counterparty Netting	Total
	(Dollars in thousands)
June 30, 2012
Derivative assets	$—	$78	(a)	$—	$—	$78
Derivative liabilities	—	(27,457	)(b)	—	—	(27,457)

Total	$—	$(27,379)		$—	$—	$(27,379)

December 31, 2011
Derivative assets	$—	$198	(a)	$—	$—	$198
Derivative liabilities	—	(31,756	)(b)	—	—	(31,756)

Total	$—	$(31,558)		$—	$—	$(31,558)

(a)
Derivative assets are presented in Lease receivables and other assets on the Condensed, Consolidated Balance Sheet.

(b)
The balance includes CVA and MVA adjustments of $1.5 million and $6.4 million as of June 30, 2012 and December 31, 2011, respectively.

        At June 30, 2012 and December 31, 2011, our derivative portfolio consisted of interest rate swap and interest rate cap contracts. The fair value of these instruments are based upon a model that employs current interest and volatility rates, as well as other observable inputs as applicable. As such, the valuation of these instruments is classified as Level 2.

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

June 30, 2012

(Unaudited)

N. Fair Value Measurements (Continued)

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

        We recognized impairment charges and fair value adjustments for the six months ended June 30, 2012 and 2011, as provided in Note G—Aircraft Impairment Charges on Flight Equipment Held for Use and Note H—Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed of.

        The following table presents the effect on our condensed, consolidated financial statements as a result of the non-recurring impairment charges and fair value adjustments recorded to flight equipment impaired during the six months ended June 30, 2012:

	Book Value at December 31, 2011	Impairment Charges	Reclassifications	Sales	Other Adjustments		Book Value at June 30, 2012
	(Dollars in thousands)
Flight equipment under operating lease	$161,716	$(93,552)	$(3,594)	$(23,165)	$52,855	(a)	$94,260
Lease receivables and other assets(b)	—	—	3,594	(626)	—		2,968

Total	$161,716	$(93,552)	$—	$(23,791)	$52,855		$97,228

(a)
Includes increases of $53,408 primarily related to the addition of an aircraft through the exercise of an option and an engine exchange transaction.

(b)
Reclassification represents fair value of aircraft parts.

Inputs to Recurring and Non-Recurring Fair Value Measurements Categorized as Level 3

        We measure the fair value of flight equipment on a non-recurring basis, when GAAP requires the application of fair value. The fair value of flight equipment is used in determining the value of (i) aircraft held for use in our fleet, (ii) aircraft expected to be parted-out, (iii) aircraft to be sold, (iv) aircraft sold as part of sales-type leases, (v) aircraft residual value and loan guarantees, (vi) and the realization of secured notes receivable. We use the income approach to measure the fair value of flight equipment, which is based on the present value of estimated future cash flows. The key inputs to the income approach include the current contractual lease cash flows, projected non-contractual future lease cash flows, both of which include estimates of contingent rental cash flows, where appropriate, extended to the end of the aircraft's economic life or to the end of our estimated holding period in its highest and best use configuration, as well as a contractual or estimated disposition value. The determination of these key inputs in applying the income approach is discussed below.

        The current contractual lease cash flows are based on the in-force lease rates. The projected non-contractual lease cash flows are estimated based on the aircraft type, age, and airframe and engine configuration of the aircraft. The projected non-contractual lease cash flows are applied to a follow-on

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

N. Fair Value Measurements (Continued)

lease term(s), which are estimated based on the age of the aircraft at the time of re-lease. Follow-on leases are assumed through the aircraft's estimated economic life or estimated holding period. The holding period assumption is the period over which future cash flows are assumed to be generated. Our general assumption is that the aircraft will be leased over a 25-year estimated useful life. However, if a sale is likely or has been contracted for, or if an aircraft's estimated future leasability is uncertain, the holding period will be shorter. This holding period is based on the estimated or actual sales date or estimated future part-out or disposal date, respectively. The disposition value is generally estimated based on the type of aircraft (i.e. widebody or narrowbody) and the type and the number of engines on the aircraft. In situations where the aircraft will be parted-out or sold, the residual value assumed is based on a current part-out value, if available, or the contracted sale price, respectively.

        The aggregate cash flows, as described above, are then discounted. The estimated discount rate is based on the type and age of the aircraft, as well as the duration of the holding period, and incorporates market participant assumptions regarding the likely debt and equity financing components and the required returns of those financing components. Management has identified the key elements affecting the fair value calculation as the discount rate used to discount the estimated cash flows, the holding period of the flight equipment, and the proportion of contractual versus non-contractual cash flows.

	Fair Value at June 30, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
(Dollars in millions)
Flight Equipment	$97.2	Income Approach	Discount Rate	9.5%-16.5% (9.7%)
			Remaining Holding Period	0-9 years (2 years)
			Present Value of Non-Contractual Cash Flows as a Percentage of Fair Value	0-100% (72%)

Sensitivity to Changes in Unobservable Inputs

        We consider unobservable inputs to be those for which market data is not available and that are developed using the best information available to us about the assumptions that market participants would use when pricing the asset or liability. Relevant inputs vary depending on the nature of the asset or liability being measured at fair value. The effect of a change in a particular assumption is considered independently of changes in any other assumptions. In practice, simultaneous changes in assumptions may not always have a linear effect on inputs.

        The significant unobservable inputs utilized in the fair value measurement of flight equipment are the discount rate, the remaining holding period and the non-contractual cash flows. The discount rate is affected by movements in the aircraft funding markets, and can be impacted by fluctuations in required rates of return in debt and equity, and loan to value ratios. The remaining holding period and non-contractual cash flows represent management's estimate of the remaining service period of an aircraft

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

N. Fair Value Measurements (Continued)

and the estimated non-contractual cash flows over the remaining life of the aircraft. An increase in the discount rate applied would have an inverse effect on the fair value of an aircraft, while an increase in the remaining holding period or the estimated non-contractual cash flows would increase the fair value measurement.

O. Derivative Financial Instruments

        We use derivatives to manage exposures to interest rate and foreign currency risks. At June 30, 2012, we had entered into interest rate swap agreements with a related counterparty and two interest rate cap agreements with an unrelated counterparty in connection with a secured financing transaction. Our interest rate swap agreements mature through 2015, and our interest rate cap agreements mature in 2018. Previously we were also party to two foreign currency swap agreements that matured during 2011 and were entered into with a related counterparty.

        All our interest rate swap and foreign currency swap agreements have been or were designated as cash flow hedges and changes in fair value of cash flow hedges are recorded in OCI. Where hedge accounting is not achieved, the change in fair value of the derivative is recorded in income. We have not designated the interest rate cap agreements as hedges, and all changes in fair value are recorded in income.

        We have previously de-designated and re-designated certain of our derivative contracts. The balance accumulated in AOCI at the time of the de-designation is amortized into income over the remaining life of the underlying derivative.

        All of our interest rate swap agreements are subject to a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. Our interest rate swap agreements are recorded at fair value on our balance sheet in Derivative liabilities (see Note N—Fair Value Measurements). Our interest rate cap agreements are recorded at fair value and included in Lease receivables and other assets. Our derivative contracts do not have any credit risk related contingent features and we are not required to post collateral under any of our existing derivative contracts.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

O. Derivative Financial Instruments (Continued)

        Derivatives have notional amounts, which generally represent amounts used to calculate contractual cash flows to be exchanged under the contract. The following table presents notional and fair values of derivatives outstanding:

	Asset Derivatives		Liability Derivatives
	Notional Value	Fair Value	Notional Value	Fair Value
	(Dollars in thousands)
June 30, 2012
Derivatives designated as hedging instruments:
Interest rate swap agreements(a)	$—	$—	$408,523	$(27,457)
Derivatives not designated as hedging instruments:
Interest rate cap agreements(b)	$72,017	$78	$—	$—

Total derivatives		$78		$(27,457)

December 31, 2011
Derivatives designated as hedging instruments:
Interest rate swap agreements(a)	$—	$—	$480,912	$(31,756)
Derivatives not designated as hedging instruments:
Interest rate cap agreements(b)	$77,946	$198	$—	$—

Total derivatives		$198		$(31,756)

(a)
Converts floating interest rate debt into fixed rate debt.

(b)
Derivative assets are presented in Lease receivables and other assets on the Condensed, Consolidated Balance Sheet.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

O. Derivative Financial Instruments (Continued)

        We recorded the following in OCI related to derivative instruments designated as hedging instruments:

	(Loss) Gain
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Effective portion of change in fair market value of derivatives:
Interest rate swap agreements(a)	$4,283	$418	$3,440	$7,697
Foreign exchange swap agreements(b)	—	44,537	—	137,916
Amortization of balances of de-designated hedges and other adjustments	283	874	565	1,915
Foreign exchange component of cross currency swaps charged (credited) to income	—	(32,100)	—	(116,200)
Income tax effect	(1,614)	(4,805)	(1,312)	(10,965)

Net changes in fair value of cash flow hedges, net of taxes	$2,952	$8,924	$2,693	$20,363

(a)
Includes the following amounts for the following periods:

Three months ended June 30, 2012 and 2011: (i) effective portion of the unrealized gain or (loss) on derivative position recorded in OCI of $(314) and $(6,093), respectively, and (ii) amounts reclassified from AOCI primarily into interest expense when cash payments were made or received on qualifying cash flow hedges of $4,597 and $6,511, respectively.

Six months ended June 30, 2012 and 2011: (i) effective portion of the unrealized gain or (loss) on derivative position recorded in OCI of $(6,238) and $(5,717), respectively and (ii) amounts reclassified from AOCI primarily into interest expense when cash payments were made or received on qualifying cash flow hedges of $9,678 and $13,414, respectively.

(b)
Includes the following amounts for the following periods:

Three months ended June 30, 2011: (i) effective portion of the unrealized gain or (loss) on derivative position of $34,778; and (ii) amounts reclassified from AOCI primarily into interest expense when cash payments were made or received on qualifying cash flow hedges of $9,759.

Six months ended June 30, 2011: (i) effective portion of the unrealized gain or (loss) on derivative position of $117,494; and (ii) amounts reclassified from AOCI primarily into interest expense when cash payments were made or received on qualifying cash flow hedges of $20,422.

        We estimate that within the next twelve months, we will amortize into earnings approximately $15.3 million of the pre-tax balance in AOCI under cash flow hedge accounting in connection with our program to convert debt from floating to fixed interest rates.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

O. Derivative Financial Instruments (Continued)

        The following table presents the effect of derivatives recorded in Other Expenses on the Condensed, Consolidated Statements of Income:

	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)(a)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Derivatives Designated as Cash Flow Hedges:
Ineffectiveness recorded on interest rate swap agreements(a)	$(22)	$(27)	$(45)	$(58)
Ineffectiveness recorded on foreign exchange swap agreements(a)		(322)		1,008

Total	(22)	(349)	(45)	950

Derivatives Not Designated as a Hedge:
Interest rate cap agreements	89	(245)	194	(1,126)

Reconciliation to Condensed, Consolidated Statements of Income:
Reclassification of amounts de-designated as hedges recorded in AOCI	(283)	(874)	(565)	(1,915)

Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates recorded in Other Expenses	$(216)	$(1,468)	$(416)	$(2,091)

(a)
All components of each derivative's gain or loss were included in the assessment of effectiveness.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

P. Fair Value Disclosures of Financial Instruments

        The carrying amounts and fair values (as well as the level within the fair value hierarchy to which the valuation relates) of our financial instruments are as follows:

	Estimated Fair Value				Carrying Amount of Asset (Liability)
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
June 30, 2012
Cash, including restricted cash	$91,202	$2,716,302 (a)	$—	$2,807,504	$2,807,504
Notes receivable	—	4,169	—	4,169	4,312
Debt financing (including subordinated debt and foreign currency adjustment)	(17,389,373)	(7,639,221)	—	(25,028,594)	(24,247,977)
Derivative assets	—	78	—	78	78
Derivative liabilities	—	(27,457)	—	(27,457)	(27,457)
Guarantees	—	—	(31,718)	(31,718)	(18,784)
December 31, 2011
Cash, including restricted cash	$1,565,480	$824,336 (a)	$—	$2,389,816	$2,389,816
Notes receivable	—	8,713	—	8,713	9,489
Debt financing (including subordinated debt and foreign currency adjustment)	(18,382,511)	(5,845,534)	—	(24,228,045)	(24,384,272)
Derivative assets	—	198	—	198	198
Derivative liabilities	—	(31,756)	—	(31,756)	(31,756)
Guarantees	—	—	(34,103)	(34,103)	(21,164)

(a)
Includes restricted cash of $396.0 million (2012) and $414.8 million (2011).

        We used the following methods and assumptions in estimating our fair value disclosures for financial instruments:

        Cash:    The carrying value reported on the balance sheet for cash and cash equivalents and restricted cash approximates its fair value. We classify time deposits as Level 2 valuations because the amounts are not readily available for immediate withdrawal.

        Notes Receivable:    The fair values for notes receivable are estimated using discounted cash flow analyses, using market quoted discount rates that approximate the credit risk of the issuing party.

        Debt Financing:    Quoted prices are used where available. The fair value of our long-term unsecured fixed-rate debt is estimated using discounted cash flow analyses, based on our spread to U.S. Treasury bonds for similar debt at year-end. The fair value of our long-term unsecured floating rate debt is estimated using discounted cash flow analysis based on credit default spreads. The fair value of our long-term secured debt is estimated using discounted cash flow analysis based on credit default spreads.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

P. Fair Value Disclosures of Financial Instruments (Continued)

        Derivatives:    Fair values were based on the use of a valuation model that utilizes, among other things, current interest, foreign exchange and volatility rates, as applicable.

        AVGs:    Guarantees entered into after December 31, 2002, are included in Accrued interest and other payables on our Condensed, Consolidated Balance Sheets. Fair value is determined by reference to the underlying aircraft and guarantee amount adjusted for potential exposure and probability of exercise.

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

Overview

        We are the world's largest independent aircraft lessor, measured by number of owned aircraft, with over 1,000 owned or managed aircraft. As of June 30, 2012, we owned 933 aircraft in our leased fleet and seven additional aircraft in AeroTurbine's leased fleet, with an aggregate net book value of approximately $35.1 billion. The weighted average age of our fleet, weighted by the net book value of our aircraft, was 8.0 years at June 30, 2012. We had five additional aircraft in the fleet classified as finance and sales-type leases and provided fleet management services for 85 aircraft. Our fleet features popular aircraft types, including both narrowbody and widebody aircraft. In addition to our existing fleet, as of June 30, 2012, we had commitments to purchase 242 new aircraft for delivery through 2019, including 14 through sale-leaseback transactions. The new aircraft commitments are comprised of 100 Airbus A320neo family aircraft, 20 Airbus A350 aircraft, 74 Boeing 787 aircraft, 44 Boeing 737-800 aircraft and four Boeing 777-300ER aircraft. We also have the rights to purchase an additional 50 Airbus A320 family aircraft. In addition, we have committed to purchase seven used aircraft from third parties. We intend to continue to complement our orders from aircraft manufacturers with strategic acquisitions of additional aircraft from third parties, which may include sale-leaseback transactions with airlines. We balance the benefits of holding and leasing our aircraft and selling or parting-out the aircraft depending on economics and opportunities.

        Our aircraft leases are predominantly "net" leases under which lessees are generally responsible for all operating expenses, which customarily include maintenance, fuel, crews, airport and navigation charges, taxes, licenses, aircraft registration and insurance premiums. We, however, generally contribute to the first major maintenance events the lessee incurs during the lease of a used aircraft. Our leases are for a fixed term, although in many cases the lessees have early termination rights or extension options. Our leases require all non-contingent payments to be made in advance and our leases are predominantly denominated in U.S. dollars. Our lessees are generally required to continue to make lease payments under all circumstances, including periods during which the aircraft is not in operation due to maintenance or grounding. We typically contract to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term due to exceptional circumstances, we have generally been able to re-lease the aircraft within two to six months of their return. The weighted average lease term remaining on our current leases, weighted by net book value of our aircraft, was 4.0 years as of June 30, 2012.

        In addition to our leasing activities, we provide fleet management services to investors or owners of aircraft portfolios for a management fee. We also provide in-house part-out, engine leasing and engine exchange capabilities through our subsidiary AeroTurbine, a provider of aircraft engines, airframes, engine parts and supply chain solutions. AeroTurbine allows us to maximize the value of our aircraft and engines across their complete lifecycle and to offer an integrated value proposition to our airline customers as they transition out of aging aircraft. At times we also sell aircraft from our leased aircraft fleet to other leasing companies, financial services companies, and airlines. We have also provided asset value guarantees and a limited number of loan guarantees to buyers of aircraft or to financial institutions for a fee.

        We operate our business on a global basis, deriving more than 90% of our revenues from airlines outside of the United States. As of June 30, 2012, we had 918 aircraft leased under operating leases to 179 customers in 77 countries, with no lessee accounting for more than 10% of lease revenue for the six months ended June 30, 2012. Our leased fleet at June 30, 2012, also included the following additional aircraft not subject to a signed lease agreement or a signed letter of intent: six aircraft that are currently being remarketed for lease, two aircraft that were subsequently leased, and seven aircraft that will be parted out or sold but did not meet the criteria for being classified as held for sale. We have 36 aircraft that are subject to leases expiring during the remainder of 2012, four of which are not yet subject to a signed lease agreement or a signed letter of intent following the expiration of their current leases. If the current customers do not extend these leases, we will be required to find new customers for these aircraft. We also maintain relationships with 16 additional customers who operate aircraft we manage. Our results of operations are affected by a variety of factors, primarily:

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

        Recent challenges in the global economy, including the European sovereign debt crisis, political uncertainty in the Middle East, and sustained higher fuel prices, have negatively impacted many airlines' profitability, cash flows and liquidity, and increased the probability that some airlines, including our customers, will cease operations or file for bankruptcy. During the six months ended June 30, 2012, six customers, including one with two separate operating certificates, have ceased operations or filed for bankruptcy, or its equivalent, and returned 45 of our aircraft. As of July 27, 2012, 31 of the 45 returned aircraft have been committed to lease, 10 aircraft have been or are intended for part-out, one aircraft has been sold and three aircraft are being remarketed for lease. Future events, including a prolonged recession, ongoing uncertainty regarding the European sovereign debt crisis, political unrest, continued weak consumer demand, high fuel prices, or restricted availability of credit to the aviation industry, could lead to the weakening or cessation of operations of additional airlines, which in turn would adversely affect our earnings and cash flows in the near term.

        Despite the current difficulties in the global economy, we are optimistic about the long-term future of air transportation and the growing role that the leasing industry and ILFC, in particular, will play in commercial air transport. At July 27, 2012, we had signed leases for all of our new aircraft deliveries through 2013. We have contracted with Airbus and Boeing to purchase new fuel-efficient aircraft with delivery dates through 2019. These aircraft are in high demand from our airline customers. In many cases, we have delivery positions for the most modern and fuel-efficient aircraft earlier than the airlines can obtain such aircraft from the manufacturers. At June 30, 2012, we had agreements to purchase 14 new aircraft from airlines through sale-leaseback transactions with scheduled delivery dates in 2012 and 2013, one of which had been delivered as of July 27, 2012. We believe that, with respect to our used aircraft, we have the market reach, visibility and understanding to move our aircraft across jurisdictions to best deploy our aircraft with the world's airlines. We are focused on increasing our presence in frontier and emerging markets that have high potential for passenger growth and other markets that have significant demand for new aircraft. We have assembled a highly skilled and experienced management team and have secured sufficient liquidity to manage through expected market volatility. We have also demonstrated strong and sustainable financial performance through most airline industry cycles over the past 30 years. For these reasons, we believe that we are well positioned to manage the current cycle and over the long-term.

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

Recent events related to ILFC Holdings, Inc.

        On September 2, 2011, ILFC Holdings, Inc., an indirect wholly owned subsidiary of AIG, filed a registration statement on Form S-1 with the SEC for a proposed initial public offering, which was most recently amended on June 21, 2012. If an initial public offering is completed, we will become a direct wholly owned subsidiary of ILFC Holdings, Inc. prior to the consummation of the initial public offering. The number of shares to be offered, price range and timing of the proposed offering have not yet been determined. The timing of any offering will depend on market conditions and no assurance can be given regarding the terms of any offering or that an offering will be completed.

Our Revenues

        Our revenues consist primarily of rental of flight equipment, flight equipment marketing and gain on aircraft sales and interest and other income.

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

Under the provisions of many of our leases we receive overhaul rentals based on the usage of the aircraft. Lessees are generally responsible for maintenance and repairs, including major maintenance (overhauls) over the term of the lease. For certain airframe and engine overhauls, we reimburse the lessee for costs incurred up to, but not exceeding, related overhaul rentals that the lessee has paid to us. We recognize overhaul rentals received as revenue, net of estimated overhaul reimbursements. During the six months ended June 30, 2012, we recognized net overhaul rental revenue of approximately $138.9 million from overhaul collections of $355.2 million. Additionally, in connection with a lease of a used aircraft, we generally agree to contribute to the first major maintenance events the lessee incurs during the lease. At the time we pay the agreed upon maintenance contribution, we record the contribution against the overhaul rental deposits to the extent we have received overhaul rentals from the lessee, or against return condition deficiency deposits to the extent we have received such deposits from the prior lessee. We capitalize as lease incentives any amount of the actual maintenance contributions in excess of the overhaul rental deposits and payments received from lessees for deficiencies in return conditions and amortize the lease incentives into Rental of flight equipment over the remaining life of the lease. For the six months ended June 30, 2012, we capitalized $36.5 million, of which $6.5 million was for maintenance contributions. During the six months ended June 30, 2012, we amortized lease incentives into Rentals of flight equipment, primarily related to such contributions, aggregating $24.8 million.

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

        Other income includes gross profit on sales from AeroTurbine of engines, airframes, parts and supplies and management fee revenue we generate through a variety of management services that we provide to non-consolidated aircraft securitization vehicles and joint ventures and third party owners of aircraft. Our management services may include leasing and remarketing services, cash management and treasury services, technical advisory services and accounting and administrative services depending on the needs of the aircraft owner. Income from AeroTurbine's engine, airframes, parts and supplies sales are included in Interest and other income, net of cost of sales. See Note F of Notes to Condensed, Consolidated Financial Statements. The cost of sales for AeroTurbine's sales consist of the net book value of the flight equipment and other inventory sold to third parties at the time of the sale. The price AeroTurbine receives for engines, airframes, parts and supplies is largely dependent on the condition of the asset being sold, airline market conditions and the supply and demand balance for the type of asset being sold. During the six months ended June 30, 2012, we designated eight aircraft for part-out and transferred them to AeroTurbine. Over the next year, we plan to increase the number of aircraft designated for part-out and strengthen our capabilities to realize more value from our aircraft that are out of production or adversely affected by new technology developments. Additionally, AeroTurbine also gives us access to parts and engines from their extensive selection of readily available inventory. Through July 27, 2012, we have transferred one additional aircraft to AeroTurbine for part-out.

Our Operating Expenses

        Our primary operating expenses consist of interest on debt, depreciation, aircraft impairment charges, selling, general and administrative expenses and other expenses.

  Interest Expense

        Our interest expense in any period is primarily affected by changes in interest rates and outstanding amounts of indebtedness. Since 2010, we have refinanced much of our debt with new financing arrangements that have relatively higher interest rates than the debt we replaced. We have also extended our debt maturities from a weighted average of 4.3 years as of December 31, 2008 to a weighted average of 6.4 years as of June 30, 2012. While our average effective cost of borrowing has been increasing since 2009, the decrease in our average debt outstanding due to our deleveraging efforts has offset those increases, and, as a result, our interest expense decreased for the six months ended June 30, 2012, as compared to the same period in 2011. Our average effective cost of borrowing reflects our composite interest rate, including the effect of interest rate swaps or other derivatives and the effect of debt discounts.

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

  Depreciation

        We generally depreciate passenger aircraft using the straight-line method over a 25-year life from the date of manufacture to a 15% residual value. When a specific aircraft or an aircraft type is out-of-production, or impacted by new technology developments, management evaluates the aircraft type and depreciates the aircraft using the straight-line method over the estimated remaining holding period to an established residual value. Our depreciation expense is influenced by the adjusted carrying values of our flight equipment, the depreciable life and estimated residual value of the flight equipment. Adjusted carrying value is the original cost of our flight equipment, including capitalized interest during the construction phase, adjusted for subsequent capitalized improvements and impairments.

  Aircraft Impairment Charges and Fair Value Adjustments

        Management evaluates quarterly the need to perform a recoverability assessment of aircraft considering the requirements under GAAP and performs this assessment at least annually for all aircraft in our fleet. Recurring recoverability assessments are performed whenever events or changes in circumstances indicate that the carrying amount of our aircraft may not be recoverable, which may require us to change our assumptions related to future estimated cash flows. These events or changes in circumstances considered include potential sales and disposals, changes in contracted lease terms, changes in the status of an aircraft as leased, re-leased, or not subject to lease, repossessions of aircraft, changes in portfolio strategies, changes in demand for a particular aircraft type and changes in economic and market circumstances.

        During the six months ended June 30, 2012, we recorded impairment charges and fair value adjustments of approximately $93.6 million. While we continue to manage our fleet by ordering new in-demand aircraft and optimize our returns on our existing aircraft either by follow-on leases, sales or part-outs, we may incur additional impairment charges in the future. Impairment charges may result from future deterioration in lease rates and residual values, which can be caused by new technological developments, further sustained increases in fuel costs, prolonged economic distress, and decisions to sell or part-out aircraft at amounts below net book value. The potential for impairment or fair value adjustments could be material to our results of operations for an individual period.

  Selling, General and Administrative Expenses

        Our principal selling, general and administrative expenses consist of expenses related to the repossession of aircraft on lease, personnel expenses, including salaries, sharebased compensation charges, employee benefits, professional and advisory costs and office and travel expenses. The level of our selling, general and administrative expenses is influenced primarily by lessee default resulting in the repossession of aircraft, the frequency of lease transitions and the associated costs, the number of employees and the extent of transactions or ventures we pursue which require the assistance of outside professionals or advisors.

  Other Expenses

        Other expenses consist primarily of lease related charges and provision for credit losses on notes receivable and net investment in finance and sales-type leases. Our lease related charges include the write-off of unamortized lease incentives and overhaul and straight-line lease adjustments that we incur when we sell an aircraft prior to the end of the lease.

        Our provision for credit losses on notes receivable consists primarily of allowances we establish to reduce the carrying value of our notes receivable to estimated collectible levels. Management reviews all outstanding notes that are in arrears to determine whether we should reserve for, or write off any portion of, the notes receivable. In this process, management evaluates the collectability of each note and the value of the underlying collateral, if any, by assessing relevant operational and financial issues. As of June 30, 2012, notes receivable, net, were not material.

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

        We believe the following critical accounting policies could have a significant impact on our results of operations, financial condition and financial statement disclosures, and may require subjective and complex estimates and judgments:

  •
  Flight Equipment

  •
  Lease Revenue

  •
  Derivative Financial Instruments

  •
  Fair Value Measurements

  •
  Income Taxes

        We evaluate our estimates, including those related to flight equipment, lease revenue, derivative financial instruments, fair value measurements, and income taxes, on a recurring basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. For a detailed discussion on the application of our critical accounting policies, see Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011. The following discussion includes any material updates related to these accounting policies and estimates for the six months ended June 30, 2012:

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

        Sensitivity Analysis:    Aircraft impairment charges on flight equipment held for use aggregated $41.4 million for the six months ended June 30, 2012. If estimated cash flows used in a hypothetical full fleet assessment as of June 30, 2012, were decreased by 10% or 20%, 23 additional aircraft with a net book value of $502.0 million or 68 additional aircraft with a net book value of $1.9 billion, respectively, would have been impaired and written down to their resulting respective fair values. In addition our lessees may face financial difficulties and return aircraft to us prior to the contractual lease expiry dates. As a result, our cash flow assumptions may change and future impairment charges may be required.

        Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed of:    Management evaluates quarterly the need to perform recoverability assessments of all contemplated aircraft sale or disposal transactions considering the requirements under GAAP. The recoverability assessment is performed if events or changes in circumstances indicate that it is more likely than not that an aircraft will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Due to the significant uncertainties of potential sales transactions, management must use its judgment to evaluate whether a sale is more likely than not. The factors that management considers in its assessment include (i) the progress of the potential sales transactions through a review and evaluation of the sales related documents and other communications, including, but not limited to, letters of intent or sales agreements that have been negotiated or executed; (ii) our general or specific fleet strategies, liquidity requirements and other business needs and how those requirements bear on the likelihood of sale; and (iii) the evaluation of potential execution risks, including the source of potential purchaser funding and other execution risks. If the carrying value of the aircraft exceeds its estimated undiscounted cash flows, then an impairment charge or a fair value adjustment is recognized, depending on whether the aircraft meets the criteria for held for sale, in Selling, general and administrative, or if material, presented separately on our Condensed, Consolidated Statements of Income. The undiscounted cash flows in the more likely than not sales recoverability assessment will depend on the structure of the potential sale transaction and may consist of cash flows from currently contracted leases, including contingent rentals, and the estimated proceeds from sale. In the event that an aircraft does not meet the more likely than not sales recoverability assessment, it is re-measured to fair value, which in almost all of our potential sales transactions is based on the value of the sales transaction, resulting in an impairment charge or fair value adjustment. We recognize impairment charges and fair value adjustments and other costs of sales in Selling, general and administrative, or if material, present them separately on our Condensed, Consolidated Statements of Income.

        Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed of aggregated $52.1 million for the six months ended June 30, 2012. We recorded impairment charges and fair value adjustments of (i) $37.8 million on five aircraft we sold or deemed more likely than not to be sold, but that did not meet the criteria required to be classified as Flight equipment held for sale; and (ii) $14.3 million on four aircraft and four engines intended to be or designated for part-out.

Results of Operations

  Three Months Ended June 30, 2012 Versus 2011

        Flight Equipment:    During the three months ended June 30, 2012, we had the following activity related to flight equipment in our leased fleet:

Number of Aircraft
Flight equipment in our leased fleet at March 31, 2012	934
Aircraft purchases	6
Aircraft sold from our leased fleet	(6)
Aircraft designated for part-out	(1)

Flight equipment in our leased fleet at June 30, 2012(a)	933

(a)
Includes eight aircraft not subject to a signed lease agreement or a signed letter of intent, two of which were subsequently leased, and seven aircraft that will be parted out or sold but did not meet the criteria for being classified as held for sale. Also excludes seven aircraft owned by AeroTurbine.

        Income before Income Taxes:    Our income before income taxes decreased by approximately $13.8 million for the three months ended June 30, 2012, as compared to the same period in 2011, primarily due to the following: (i) a $48.5 million increase in selling, general, and administrative expenses; (ii) a $31.2 million net increase in aircraft impairment charges and fair value adjustments; (iii) a $20.8 million increase in depreciation expense; and (iv) a $10.2 million net decrease in rental revenue. These decreases in income were partially offset by (i) a decrease of $59.0 million for losses on extinguishment of debt; (ii) a decrease of $18.8 million in interest expense; and (iii) a $12.6 million increase from net income contributed by AeroTurbine, which we acquired in October 2011. See below for a more detailed discussion of the effects of each item affecting income for the three months ended June 30, 2012, as compared to the same period in 2011.

        Rental of Flight Equipment:    Revenues from rentals of flight equipment decreased slightly to $1,101.2 million for the three months ended June 30, 2012, as compared to $1,111.5 million for the same period in 2011. Revenues from rentals of flight equipment recognized for the three months ended June 30, 2012, decreased slightly as compared to the same period in 2011 due to (i) a $49.1 million decrease due to lower lease rates on aircraft in our fleet during both periods that were re-leased or had lease rates change between the two periods; (ii) an $11.6 million decrease related to aircraft in service during the three months ended June 30, 2011, and sold prior to June 30, 2012; and (iii) a $10.9 million decrease related to a higher number of aircraft in transition between lessees. These decreases in revenue were partly offset by (i) a $20.7 million increase in net overhaul rentals recognized; (ii) a $20.3 million increase due to lease revenue earned by AeroTurbine, which we acquired on October 7, 2011; and (iii) a $20.3 million increase from the addition of 23 new aircraft to our fleet after June 30, 2011, and from aircraft in our fleet as of June 30, 2011, that earned revenue for a greater number of days during the three months ended June 30, 2012, as compared to the same period in 2011.

        At June 30, 2012, 24 customers operating 79 aircraft were past due on two or more lease payments aggregating $54.4 million relating to some of those aircraft. Of this amount, we recognized $33.7 million in rental income through June 30, 2012. In comparison, at June 30, 2011, 13 customers operating 42 aircraft were past due on two or more lease payments aggregating $24.2 million relating to some of those aircraft, $22.4 million of which we recognized in rental income through June 30, 2011. We generally recognize rental revenue only to the extent we have received payment or hold security deposits.

        In addition, six of our customers, including one with two separate operating certificates, operating a total of 49 of our owned aircraft (including three aircraft owned by AeroTurbine), have declared bankruptcy or ceased operations or its equivalent during 2012: (i) Spanair, S.A., which operated 15 of our owned aircraft, ceased operations on January 27, 2012; (ii) Malev Ltd., which operated 17 of our owned aircraft, ceased operations on February 3, 2012; (iii) Global Aviation Holdings, which operated 11 of our owned aircraft, seven of which have been returned to us, declared bankruptcy on February 5, 2012; (iv) Strategic Airlines Pty Ltd., trading as Air Australia Airways, which operated three aircraft owned by AeroTurbine, ceased operations on February 17, 2012; (v) Mint Airways, which operated one of our owned aircraft, ceased operations on May 22, 2012; and (vi) Air Finland, which operated two of our owned aircraft, ceased operations on June 26, 2012. As of July 27, 2012, 31 of the 45 returned aircraft have been committed to lease, 10 aircraft have been or are intended for part-out, one aircraft has been sold and three aircraft are being remarketed for lease.

        At July 27, 2012, we had leased two of the eight aircraft in our fleet that were not subject to a signed lease agreement or a signed letter of intent and were being remarketed at June 30, 2012.

        Flight Equipment Marketing and Gain on Aircraft Sales:    Flight equipment marketing and gain on aircraft sales increased by $6.4 million for the three months ended June 30, 2012, as compared to the same period in 2011, primarily due to gains recorded on three aircraft sold during the three months ended June 30, 2012, with no gains recorded for the same period in 2011.

        Interest and Other Revenue:    Interest and other revenue increased to $24.5 million for the three months ended June 30, 2012, compared to $11.9 million for the same period in 2011 due to (i) an $8.9 million increase due to AeroTurbine revenue, net of cost of sales, from the sale of engines, airframes, parts and supplies; (ii) a $5.1 million increase in proceeds primarily related to bankruptcy settlements and security deposit forfeitures; and (iii) a $1.5 million increase in interest and dividend income. These increases were partially offset by a $2.9 million decrease in foreign exchange gains, net of losses.

        Interest Expense:    Interest expense decreased to $388.3 million for the three months ended June 30, 2012, compared to $407.1 million for the same period in 2011 due to our deleveraging efforts. Our average debt outstanding (excluding the effect of debt discount and foreign exchange adjustments) decreased to $24.5 billion during the three months ended June 30, 2012, compared to $25.8 billion during the same period in 2011, which was partially offset by a 0.14% increase in our average effective cost of borrowing.

        During the three months ended June 30, 2012, we refinanced our $550 million secured term loan entered into in 2010 at a lower interest rate. In connection with the refinancing, we recognized a loss of approximately $2.1 million on extinguishment of debt for the three months ended June 30, 2012. See Note J of Notes to Condensed, Consolidated Financial Statements.

        Depreciation:    Depreciation of flight equipment increased 4.5% to $478.8 million for the three months ended June 30, 2012, compared to $458.0 million for the same period in 2011, due to changes in the estimated useful lives and residual values of certain aircraft types in the third quarter of 2011 and $9.2 million of depreciation expense recorded by AeroTurbine, which we did not acquire until October 7, 2011.

        Aircraft Impairment Charges on Flight Equipment Held for Use:    Aircraft impairment charges on flight equipment held for use aggregated $30.3 million relating to two aircraft for the three months ended June 30, 2012. We did not record any aircraft impairment charges on flight equipment held for use during the same period in 2011. See Note G of Notes to Condensed, Consolidated Financial Statements.

        Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed of:    During the three months ended June 30, 2012 and 2011, respectively, we recorded the following aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed of:

	Three Months Ended
	June 30, 2012			June 30, 2011
	Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments		Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments
	(Dollars in millions)
Loss/(Gain)
Impairment charges and fair value adjustments on aircraft likely to be sold or sold	3	$32.6		5	$41.1
Fair value adjustments on held for sale aircraft sold or transferred from held for sale back to flight equipment under operating leases(a)	—	—		2	2.7
Impairment charges on aircraft intended to be or designated for part-out	4	12.2	(b)	—	—

Total Impairment charges and fair value adjustments on flight equipment sold or to be disposed of	7	$44.8	(b)	7	$43.8

(a)
Included in these amounts are net fair value credit adjustments related to aircraft previously held for sale, but which no longer meet such criteria and were subsequently reclassified to Flight equipment under operating leases. Also included in these amounts are fair value credit adjustments for sales price adjustments related to aircraft that were previously held for sale and sold during the periods presented.

(b)
Includes impairment charges on one engine.

        Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed of increased to $44.8 million for the three months ended June 30, 2012, compared to $43.8 million for the same period in 2011. During the three months ended June 30, 2012, we recorded impairment charges and fair value adjustments on seven aircraft and one engine, compared to seven aircraft for the same period in 2011. See Note H of Notes to Condensed, Consolidated Financial Statements.

        Selling, General and Administrative Expenses:    Selling, general and administrative expenses increased to $91.6 million for the three months ended June 30, 2012, compared to $43.1 million for the same period in 2011 due to (i) a $16.7 million increase in salaries and employee related expenses, partly due to an increase in share-based compensation and an increase in employee headcount, and partly due to an out of period credit adjustment of $8.1 million in 2011 relating to pension expenses covering employee services from 1996 to 2010, with no such credit recorded in the three months ended June 30, 2012; (ii) a $15.2 million increase in aircraft related costs primarily relating to aircraft returned early by customers who had ceased operations or filed for bankruptcy, or the equivalent; (iii) a $13.4 million increase due to expenses incurred by AeroTurbine, which we did not acquire until October 7, 2011; and (iv) a $4.7 million increase in bank fees and financing costs related to debt refinancing. These increases were partially offset by minor fluctuations aggregating a decrease of $1.5 million.

        Provision for Income Taxes:    Our effective tax rate for the three months ended June 30, 2012, decreased to negative 137.5% from 31.5% for the same period in 2011. Our effective tax rate was significantly impacted by a net adjustment of $163.6 million as a result of adjustments in the tax basis of certain flight equipment. The adjustment related to depreciation deductions allocable to tax-exempt foreign trade income and was made as a result of a recent court decision which ruled in favor of a taxpayer. See Note C of Notes to Condensed, Consolidated Financial Statements. In addition, our effective tax rate continues to be impacted by minor permanent items and interest accrued on uncertain tax positions and Internal Revenue Service ("IRS") audit adjustments. Our reserve for uncertain tax positions increased by $381.3 million for the three months ended June 30, 2012, the benefits of which, if realized, would have a significant impact on our effective tax rate.

        Other Comprehensive Income:    Other comprehensive income decreased to $2.9 million for the three months ended June 30, 2012, compared to $9.1 million for the same period in 2011, primarily due to swaps maturing in 2011 and changes in market values on derivatives designated as cash flow hedges.

  Six Months Ended June 30, 2012 Versus 2011

        Flight Equipment:    During the six months ended June 30, 2012, we had the following activity related to flight equipment in our leased fleet:

Number of Aircraft
Flight equipment in our leased fleet at December 31, 2011	930
Aircraft reclassified from Net investment in finance and sales-type leases	2
Aircraft purchases	17
Aircraft sold from our leased fleet	(8)
Aircraft designated for part-out	(8)

Flight equipment in our leased fleet at June 30, 2012(a)	933

(a)
Includes eight aircraft not subject to a signed lease agreement or a signed letter of intent, two of which were subsequently leased, and seven aircraft that will be parted out or sold but did not meet the criteria for being classified as held for sale. Also excludes seven aircraft owned by AeroTurbine.

        Income before Income Taxes:    Our income before income taxes increased by approximately $27.7 million for the six months ended June 30, 2012, as compared to the same period in 2011, due to: (i) a $61.4 million decrease in aircraft impairment charges and fair value adjustments; (ii) a $38.2 million decrease in losses on extinguishment of debt; (iii) a $35.5 million decrease in interest expense; (iv) a $31.4 million decrease in other expenses; (v) an $11.8 million increase in revenue from flight equipment marketing and gain on aircraft sales; and (vi) a $9.6 million increase from net income contributed by AeroTurbine, which we acquired in October 2011. These increases were partially offset by (i) an $81.6 million increase in selling, general, and administrative expenses; (ii) a $49.0 million increase in depreciation expense; and (iii) a $28.9 million decrease in rental revenue. See below for a more detailed discussion of the effects of each item affecting income for the six months ended June 30, 2012, as compared to the same period in 2011.

        Rental of Flight Equipment:    Revenues from rentals of flight equipment decreased slightly to $2,223.4 million for the six months ended June 30, 2012 from $2,252.4 million for the same period in 2011. Revenues from rentals of flight equipment recognized for the six months ended June 30, 2012, decreased slightly as compared to the same period in 2011 due to (i) a $101.1 million decrease due to lower lease rates on aircraft in our fleet during both periods that were re-leased or had lease rates change between the two periods; (ii) a $20.2 million decrease related to aircraft in service during the six months ended June 30, 2011, and sold prior to June 30, 2012; and (iii) a $12.1 million decrease related to a higher number of aircraft in transition between lessees. These decreases in revenue were partly offset by (i) a $45.4 million increase in lease revenue earned by AeroTurbine, which we did not acquire until October 7, 2011; (ii) a $32.8 million increase from 25 new aircraft added to our fleet after June 30, 2011, and from aircraft in our fleet as of June 30, 2011, that earned revenue for a greater number of days during the six months ended June 30, 2012, than during the same period in 2011; and (iii) $26.2 million from net overhaul rentals recognized.

        Flight Equipment Marketing and Gain on Aircraft Sales:    Flight equipment marketing and gain on aircraft sales increased by $11.8 million for the six months ended June 30, 2012, as compared to the same period in 2011, primarily due to gains recorded on four aircraft sold in the six months ended June 30, 2012 as compared to no gains recorded for the same period in 2011.

        Interest and Other Revenue:    Interest and other revenue increased to $47.8 million for the six months ended June 30, 2012, compared to $38.8 million for the same period in 2011 due to (i) a $21.3 million increase from AeroTurbine revenue, net of cost of sales, from the sale of engines, airframes, parts and supplies; and (ii) a $3.5 million increase due to bankruptcy settlements. These increases were partially offset by (i) a $10.0 million decrease related to proceeds received in connection with an aircraft order cancellation and recorded in the six months ended June 30, 2011, with no such proceeds recorded in the six months ended June 30, 2012; (ii) a $4.6 million decrease in foreign exchange gains, net of losses; and (iii) a $1.2 million decrease in interest and dividend income primarily due to a decrease in our notes receivable principal balance and finance and sales type leases.

        Interest Expense:    Interest expense decreased to $779.1 million for the six months ended June 30, 2012, compared to $814.6 million for the same period in 2011 due to our deleveraging efforts. Our average debt outstanding (excluding the effect of debt discount and foreign exchange adjustments) decreased to $24.3 billion during the six months ended June 30, 2012, compared to $26.5 billion during the same period in 2011, which was partially offset by a 0.21% increase in our average effective cost of borrowing.

        During the six months ended June 30, 2012, we prepaid in full $456.9 million outstanding under our secured credit facility dated October 13, 2006 and $750 million outstanding under one of our secured term loans, and we refinanced our $550 million secured term loan at a lower interest rate. In connection with these prepayments and refinancing, we recognized losses aggregating $22.9 million from the write off of unamortized deferred financing costs and deferred debt discount. See Note J of Notes to Condensed, Consolidated Financial Statements.

        Depreciation:    Depreciation of flight equipment increased 5.4% to $958.4 million for the six months ended June 30, 2012, compared to $909.4 million for the same period in 2011, due to changes in the estimated useful lives and residual values of certain aircraft types in the third quarter of 2011 and $18.6 million of depreciation expense recorded by AeroTurbine, which we did not acquire until October 7, 2011.

        Aircraft Impairment Charges on Flight Equipment Held for Use:    Aircraft impairment charges on flight equipment held for use increased to $41.4 million relating to four aircraft for the six months ended June 30, 2012, as compared to $6.5 million relating to one aircraft recorded for the same period in 2011. See Note G of Notes to Condensed, Consolidated Financial Statements.

        Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed of:    During the six months ended June 30, 2012 and 2011 we recorded the following aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed of:

	Six Months Ended
	June 30, 2012			June 30, 2011
	Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments		Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments
	(Dollars in millions)
Loss/(Gain)
Impairment charges and fair value adjustments on aircraft likely to be sold or sold	5	$37.8		14	$149.4
Fair value adjustments on held for sale aircraft sold or transferred from held for sale back to flight equipment under operating leases(a)	—	—		10	(3.5)
Impairment charges on aircraft intended to be or designated for part-out	4	14.3	(b)	1	2.5

Total Impairment charges and fair value adjustments on flight equipment sold or to be disposed of	9	$52.1	(b)	25	$148.4

(a)
Included in these amounts are net fair value credit adjustments related to aircraft previously held for sale, but which no longer meet such criteria and were subsequently reclassified to Flight equipment under operating leases. Also included in these amounts are fair value credit adjustments for sales price adjustments related to aircraft that were previously held for sale and sold during the periods presented.

(b)
Includes impairment charges on four engines.

        Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed of decreased to $52.1 million for the six months ended June 30, 2012, compared to $148.4 million for the same period in 2011. The decrease was primarily due to fewer aircraft sold or identified as likely to be sold at June 30, 2012, as compared to the same period in 2011. During the six months ended June 30, 2012, we recorded impairment charges and fair value adjustments on nine aircraft and four engines, compared to 25 aircraft during the six months ended June 30, 2011. See Note H of Notes to Condensed, Consolidated Financial Statements.

        Selling, General and Administrative Expenses:    Selling, general and administrative expenses increased to $176.4 million for the six months ended June 30, 2012, compared to $94.8 million for the same period in 2011 due to (i) a $27.8 million increase due to expenses incurred by AeroTurbine, which we did not acquire until October 7, 2011; (ii) a $25.4 million increase in salaries and employee related expenses due to an increase in share-based compensation, an increase in employee headcount and an out of period adjustment of $8.3 million in 2011 relating to pension expenses covering employee services from 1996 to 2010, with no such credit recorded in the six months ended June 30, 2012; (iii) a $20.0 million increase in aircraft related costs primarily relating to aircraft from customers who had ceased operations or filed for bankruptcy; (iv) a $4.7 million increase in bank fees and financing costs related to the modification of one of our debt facilities; and (v) other minor fluctuations aggregating an increase of $3.7 million.

        Other Expenses:    Other expenses decreased to $0.4 million for the six months ended June 30, 2012, compared to $31.8 million for the six months ended June 30, 2011. This decrease was primarily due to costs incurred during the six months ended June 30, 2011, and primarily consisting of $20.0 million of contract cancellation costs and $11.4 million primarily from the write down of three notes receivable, with no such costs incurred for the six months ended June 30, 2012.

        Provision for Income Taxes:    Our effective tax rate for the six months ended June 30, 2012, decreased to negative 30.9% from 34.5% for the same period in 2011. Our effective tax rate was significantly impacted by a net adjustment of $163.6 million as a result of adjustments in the tax basis of certain flight equipment. The adjustment related to depreciation deductions allocable to tax-exempt foreign trade income and was made as a result of a recent court decision which ruled in favor of a taxpayer. See Note C of Notes to Condensed, Consolidated Financial Statements. In addition, our effective tax rate continues to be impacted by minor permanent items and interest accrued on uncertain tax positions and IRS audit adjustments. Our reserve for uncertain tax positions increased by $394.7 million for the six months ended June 30, 2012, the benefits of which, if realized, would have a significant impact on our effective tax rate.

        Other Comprehensive Income:    Other comprehensive income decreased to $2.7 million for the six months ended June 30, 2012, compared to $20.2 million for the same period in 2011, primarily due to swaps maturing in 2011 and changes in market values on derivatives designated as cash flow hedges.

Liquidity

        We generally fund our operations, including aircraft purchases, through available cash balances, internally generated funds, including aircraft sales, and debt financings. We borrow funds to purchase new and used aircraft, make progress payments during aircraft construction and pay off maturing debt obligations. We borrow both on a secured and unsecured basis from various sources, including public debt markets, commercial banks and institutional loan markets. Our liquidity management strategy is to align our future debt maturities more closely with future operating cash flows. As a result of a variety of liquidity initiatives, we have extended our debt maturities from a weighted average of 4.3 years as of December 31, 2008 to a weighted average of 6.4 years as of June 30, 2012.

        We generated cash flows from operations of approximately $1.4 billion for the six months ended June 30, 2012, and we raised $3.25 billion of gross proceeds from debt financings consisting of $1.5 billion of unsecured notes and $1.75 billion of secured financings. We primarily used these proceeds to: (i) finance aircraft purchases; (ii) prepay in full all amounts outstanding under our $750 million secured term loan entered into in 2010 that was scheduled to mature in 2015; (iii) prepay the remaining amount of $456.9 million outstanding under our secured credit facility dated October 13, 2006 and terminate the facility; and (iv) refinance our $550 million secured term loan entered into in 2010. The new $550 million secured term loan bears interest at LIBOR plus a margin of 3.75% with a LIBOR floor of 1.0%, as compared to interest of LIBOR plus a margin of 5.0% and a LIBOR floor of 2.0% for the loan that was refinanced. We also increased the maximum aggregate amount available under AeroTurbine's credit facility to $430.0 million. We plan to use the remaining proceeds for general corporate purposes, including aircraft purchases and the repayment of maturing debt.

        We had approximately $2.4 billion in cash and cash equivalents available for use in our operations at June 30, 2012. We also had $396.0 million of cash restricted from use in our operations, but which we can use to satisfy certain obligations under our operating leases and to pay principal and interest on our 2004 ECA facility. At June 30, 2012, we had the full $2.0 billion available to us under our unsecured credit facility and $159.8 million of the $430.0 million was available under AeroTurbine's credit facility. We also have the ability to potentially increase the AeroTurbine credit facility by an additional $70 million either by adding new lenders or allowing existing lenders to increase their commitments if they choose to do so.

        Our bank credit facilities and indentures limit our ability to incur secured indebtedness. The most restrictive covenant in our bank credit facilities permits us and our subsidiaries to incur secured indebtedness totaling up to 30% of our consolidated net tangible assets, as defined in the credit agreement, minus $2.0 billion, which limit currently totals approximately $8.7 billion. This limitation is subject to certain exceptions, including the ability to incur secured indebtedness to finance the purchase of aircraft. As of July 27, 2012, we were able to incur an additional $3.3 billion of secured indebtedness under this covenant. Our debt indentures also restrict us and our subsidiaries from incurring secured indebtedness in excess of 12.5% of our consolidated net tangible assets, as defined in the indentures. However, we may obtain secured financing without regard to the 12.5% consolidated net tangible asset limit under our indentures by doing so through subsidiaries that qualify as non-restricted under such indentures.

        In addition to addressing our liquidity needs through debt financings, we may also pursue potential aircraft sales or, for some of our older aircraft that are out-of-production, part-outs. During the six months ended June 30, 2012, we sold eight aircraft and four engines, two of which were owned by AeroTurbine, for approximately $82.5 million in aggregate gross proceeds in connection with our ongoing fleet management strategy. In evaluating potential sales or part-outs of aircraft, we balance the need for funds with the long-term value of holding aircraft and our long-term prospects.

        We believe the sources of liquidity mentioned above, together with our cash generated from operations, will be sufficient to operate our business and repay our debt maturities for at least the next twelve months.

Debt Financings

        We borrow funds on both a secured and unsecured basis from various sources, including public debt markets, commercial banks and institutional loan markets. During the six months ended June 30, 2012, we (i) entered into a new $900 million senior secured term loan through a non-restricted subsidiary; (ii) issued $750 million of 4.875% notes due 2015 and $750 million of 5.875% notes due 2019 under our shelf registration statement; (iii) entered into a $203 million term loan to finance aircraft; (iv) increased the aggregate amount available under AeroTurbine's credit facility by $95 million for a maximum aggregate available amount of $430 million; (v) prepaid the remaining $456.9 million outstanding under our secured credit facility scheduled to mature in October 2012 and terminated that facility; (vi) prepaid our $750 million secured term loan scheduled to mature in 2015; and (vii) refinanced our $550 million secured term loan, as further discussed below.

        Our debt financing was comprised of the following:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Secured
Senior secured bonds	$3,900,000	$3,900,000
ECA financings	2,120,667	2,335,147
Secured bank debt(a)	2,065,375	2,246,936
Institutional secured term loans	1,450,000	1,300,000
Less: Deferred debt discount	(8,720)	(17,452)

	9,527,322	9,764,631
Unsecured
Bonds and Medium-Term Notes	13,762,919	13,658,769
Less: Deferred debt discount	(42,264)	(39,128)

	13,720,655	13,619,641

Total Senior Debt Financings	23,247,977	23,384,272
Subordinated Debt	1,000,000	1,000,000

	$24,247,977	$24,384,272

Selected interest rates and ratios which include the economic effect of derivative instruments:
Effective cost of borrowing	6.06%	6.11%
Percentage of total debt at fixed rates	77.38%	76.08%
Effective cost of borrowing on fixed rate debt	6.72%	6.49%
Bank prime rate	3.25%	3.25%

(a)
Of this amount, $287.7 million (2012) and $97.0 million (2011) is non-recourse to ILFC. These secured financings were incurred by VIEs and consolidated into our condensed, consolidated financial statements.

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

        The following table presents information regarding the collateral pledged for our secured debt:

	As of June 30, 2012
	Secured Debt Outstanding	Net Book Value	Number of Aircraft
	(Dollars in thousands)
Senior Secured Bonds	3,900,000	6,617,108	174
ECA Financings	2,120,667	5,457,962	119
Secured Bank Debt(a)	2,065,375	2,991,797	63
Institutional Secured Term Loans	1,450,000	2,919,243	98

Total	$9,536,042	$17,986,110	454

(a)
Amounts represent net book value and number of aircraft securing ILFC secured bank term debt and do not include the book value or number of AeroTurbine assets securing the AeroTurbine revolving credit agreement, under which $270.2 million is included in the total Debt outstanding. ILFC guarantees the AeroTurbine revolving credit agreement on an unsecured basis.

        Our debt agreements contain various affirmative and restrictive covenants, as described in greater detail below. As of June 30, 2012, we were in compliance with the covenants in our debt agreements.

Senior Secured Bonds

        On August 20, 2010, we issued $3.9 billion of senior secured notes, with $1.35 billion maturing in September 2014 and bearing interest of 6.5%, $1.275 billion maturing in September 2016 and bearing interest of 6.75%, and $1.275 billion maturing in September 2018 and bearing interest of 7.125%. The notes are secured by a designated pool of aircraft, initially consisting of 174 aircraft and their equipment and related leases, and cash collateral when required. In addition, two of our subsidiaries, which either own or hold leases of aircraft included in the pool securing the notes, have guaranteed the notes. We can redeem the notes at any time prior to their maturity, provided we give notice between 30 to 60 days prior to the intended redemption date and subject to a penalty of the greater of 1% of the outstanding principal amount and a "make-whole" premium. There is no sinking fund for the notes.

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

        As of June 30, 2012, approximately $2.1 billion was outstanding under the 2004 ECA facility and no loans were outstanding under the 1999 ECA facility. The interest rates on the loans outstanding under the 2004 ECA facility are either fixed or based on LIBOR and ranged from 0.71% to 4.71% at June 30, 2012. The net book value of the aircraft purchased under the 2004 ECA facility was $4.1 billion at June 30, 2012. The loans are guaranteed by various European ECAs. We have collateralized the debt with pledges of the shares of wholly owned subsidiaries that hold title to the aircraft financed under the facilities. The 2004 ECA facility contains customary events of default and restrictive covenants, including a covenant to maintain a minimum consolidated tangible net worth.

        Because of our current long-term debt ratings, the 2004 ECA facility requires us to segregate security deposits, overhaul rentals and rental payments received for aircraft with loan balances outstanding under the 2004 ECA facility. See Note D of Notes to Condensed, Consolidated Financial Statements. In addition, we must register the existing individual mortgages on certain aircraft funded under both the 1999 and 2004 ECA facilities in the local jurisdictions in which the respective aircraft are registered. The mortgages are only required to be filed with respect to aircraft that have outstanding loan balances or otherwise as agreed in connection with the cross-collateralization agreement described below.

        We have cross-collateralized the 1999 ECA facility with the 2004 ECA facility. As part of such cross-collateralization, we (i) guarantee the obligations under the 2004 ECA facility through our subsidiary established to finance Airbus aircraft under the 1999 ECA facility; (ii) granted mortgages over certain aircraft financed under the 1999 ECA facility and security interests over other collateral related to the aircraft financed under the 1999 ECA facility to secure the guaranty obligation; (iii) have to maintain a loan-to-value ratio (aggregating the aircraft from the 1999 ECA facility and the 2004 ECA facility) of no more than 50%, in order to release liens (including the liens incurred under the cross-collateralization agreement) on any aircraft financed under the 1999 or 2004 ECA facilities or other assets related to the aircraft; and (iv) agreed to apply proceeds generated from certain disposals of aircraft to obligations under the 2004 ECA facility.

        The cross-collateralization agreement also includes additional restrictive covenants relating to the 2004 ECA facility, restricting us from (i) paying dividends on our capital stock with the proceeds of asset sales and (ii) selling or transferring aircraft with an aggregate net book value exceeding a certain disposition amount, which is currently approximately $9.9 billion. The disposition amount will be reduced by approximately $91.4 million at the end of each calendar quarter during the remainder of the effective period. The covenants are in effect until December 31, 2012. A breach of these restrictive covenants would result in a termination event for the ten loans funded subsequent to the date of the agreement and would make those loans, which aggregated $252.4 million at June 30, 2012, due in full at the time of such a termination event.

        In addition, if a termination event resulting in an acceleration of the obligations under the 2004 ECA facility were to occur, pursuant to the cross-collateralization agreement, we would have to segregate lease payments, overhaul rentals and security deposits received after such acceleration event occurred relating to all the aircraft funded under the 1999 ECA facility, even though those aircraft are no longer subject to a loan at June 30, 2012.

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

        2011 Secured Term Loan:    On March 30, 2011, one of our non-restricted subsidiaries entered into a secured term loan agreement with lender commitments in the amount of approximately $1.3 billion, which was subsequently increased to approximately $1.5 billion. The loan matures on March 30, 2018, and scheduled principal payments commenced in June 2012. The loan bears interest at LIBOR plus a margin of 2.75%, or, if applicable, a base rate plus a margin of 1.75%. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain wholly-owned subsidiaries of the subsidiary borrower. The security granted initially included a portfolio of 54 aircraft, together with attached leases and all related equipment, with an average appraised base market value, as defined in the loan agreement, of approximately $2.4 billion as of January 1, 2011, and the equity interests in certain SPEs that own the pledged aircraft and related equipment and leases. The $2.4 billion was equal to an initial loan-to-value ratio of approximately 65%. The proceeds of the loan were made available to the subsidiary borrower as aircraft were transferred to the SPEs, at an advance rate equal to 65% of the initial appraised value of the aircraft transferred to the SPEs. At June 30, 2012, the full $1.5 billion had been advanced to the subsidiary borrower under the agreement.

        The subsidiary borrower is required to maintain compliance with a maximum loan-to-value ratio, which declines over time, as set forth in the term loan agreement. If the subsidiary borrower does not maintain compliance with the maximum loan-to-value ratio, it will be required to prepay portions of the outstanding loans, deposit an amount in the cash collateral account or transfer additional aircraft to the SPEs, subject to certain concentration criteria, so that the ratio is equal to or less than the maximum loan-to-value ratio.

        The subsidiary borrower can voluntarily prepay the loan at any time, subject to a 1% prepayment penalty before March 30, 2013. The loan facility contains customary covenants and events of default, including covenants that limit the ability of the subsidiary borrower and its subsidiaries to incur additional indebtedness and create liens, and covenants that limit the ability of ILFC, the subsidiary borrower and its subsidiaries to consolidate, merge or dispose of all or substantially all of their assets and enter into transactions with affiliates.

        AeroTurbine Revolving Credit Agreement:    AeroTurbine has a credit facility that expires on December 9, 2015 and after the most recent amendment on February 23, 2012, provides for a maximum aggregate available amount of $430 million, subject to availability under a borrowing base calculated based on AeroTurbine's aircraft assets and accounts receivable. AeroTurbine has the option to increase the aggregate amount available under the facility by an additional $70 million, either by adding new lenders or allowing existing lenders to increase their commitments if they choose to do so. Borrowings under the facility bear interest determined, with certain exceptions, based on LIBOR plus a margin of 3.0%. AeroTurbine's obligations under the facility are guaranteed by ILFC on an unsecured basis and by AeroTurbine's subsidiaries (subject to certain exclusions) and are secured by substantially all of the assets of AeroTurbine and the subsidiary guarantors. The credit agreement contains customary events of default and covenants, including certain financial covenants. Additionally, the credit agreement imposes limitations on AeroTurbine's ability to pay dividends to us (other than dividends payable solely in common stock). As of June 30, 2012, AeroTurbine had $270.2 million outstanding under the facility.

        Secured Commercial Bank Financings:    In May 2009, ILFC provided $39.0 million of subordinated financing to a non-restricted subsidiary. The entity used these funds and an additional $106.0 million borrowed from third parties to purchase an aircraft, which it leases to an airline. The $106.0 million loan has two tranches, both secured by the aircraft and related lease receivable. The first tranche is $82.0 million, fully amortizes over the lease term, and is non-recourse to ILFC. The second tranche is $24.0 million, partially amortizes over the lease term, and is guaranteed by ILFC. Both tranches mature in May 2018 with interest rates based on LIBOR. At June 30, 2012, the interest rates on the $82.0 million and $24.0 million tranches were 3.389% and 5.089%, respectively. The entity entered into two interest rate cap agreements to economically hedge the related LIBOR interest rate risk in excess of 4.00%. At June 30, 2012, $72.0 million was outstanding under the two tranches and the net book value of the aircraft was $129.5 million.

        In June 2009, we borrowed $55.4 million through a non-restricted subsidiary, which owns one aircraft leased to an airline. Approximately half of the original loan amortizes over five years and the remaining $27.5 million is due in 2014. The loan is non-recourse to ILFC and is secured by the aircraft and the lease receivables. The interest rate on the loan is fixed at 6.58%. At June 30, 2012, $37.4 million was outstanding and the net book value of the aircraft was $86.0 million.

        In March 2012, one of our indirect non-restricted subsidiaries entered into a $203 million term loan facility that was used to finance seven Boeing 737-800s. The principal of each senior loan issued under the facility will partly amortize over six years, with the remaining principal payable at the maturity date. The loans are non-recourse to ILFC except under limited circumstances and are secured by the purchased aircraft and lease receivables. The subsidiary borrower can voluntarily prepay the loans at any time subject to a 2% prepayment fee prior to March 30, 2014 and a 1% prepayment fee between March 30, 2014 and March 30, 2015.

        The subsidiary borrower is prohibited under the agreement from: (i) incurring additional debt; (ii) incurring additional capital expenditures; (iii) hiring employees; and (iv) negatively pledging the assets securing the facility.

Institutional Secured Term Loans

        In 2010, we entered into the following term loans, both of which were repaid or refinanced in 2012:

  •
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

  •
  $550 million term loan agreement entered into through a non-restricted subsidiary. The obligations of the subsidiary borrower were guaranteed on an unsecured basis by ILFC and on a secured basis by certain non-restricted subsidiaries of ILFC that held title to 37 aircraft, with an initial loan-to-value ratio of approximately 57%. The loan had an original maturity date of March 17, 2016, and bore interest at LIBOR plus a margin of 5.0% with a LIBOR floor of 2.0%. On April 12, 2012, we refinanced the loan with a new $550 million secured term loan, as further discussed below.

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

  •
  $550 Million Secured Term Loan: On April 12, 2012, one of our indirect, wholly owned subsidiaries entered into a secured term loan agreement in the amount of $550 million. The loan matures on April 12, 2016, and bears interest at LIBOR plus a margin of 3.75% with a LIBOR floor of 1%. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain wholly owned subsidiaries of the subsidiary borrower. The security granted includes the equity interests in certain SPEs of the subsidiary borrower that have been designated as non-restricted under our indentures and that hold title to 36 aircraft and all related equipment and leases with an average initial appraised base market value, as defined in the loan agreement, of approximately $1.0 billion. The $1.0 billion equals an initial loan-to-value ratio of approximately 55%. The principal of the loan is payable in full at maturity with no scheduled amortization. We can voluntarily prepay the loan at any time, subject to a 1% prepayment penalty prior to April 12, 2013. We used the proceeds from this loan to prepay in full our $550 million secured term loan that was scheduled to mature on March 17, 2016. In connection with this refinancing of our $550 million secured term loan, 92% of the transaction was accounted for as a modification of the 2010 secured term loan and we recorded $4.7 million of the arrangement fee in Selling, general and administrative expense and $2.0 million as early extinguishment of debt.

        These loans each require a loan-to-value ratio of no more than 63%. If either subsidiary borrower does not maintain compliance with the maximum loan-to-value ratio, it will be required to prepay portions of the outstanding loans, deposit an amount in the cash collateral account or transfer additional aircraft to SPEs, subject to certain concentration criteria, so that the ratio is equal to or less than the maximum loan-to-value ratio.

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

        We have issued unsecured notes with an aggregate principal amount outstanding of $11.0 billion under our current and previous shelf registration statements, including $750 million of 4.875% notes due 2015 and $750 million of 5.875% notes due 2019, each issued in March 2012. We received aggregate net proceeds of approximately $1.48 billion from the notes issuance in March 2012, after deducting underwriting discounts and commissions and fees. We used part of the net proceeds to prepay our $750 million secured term loan due March 17, 2015 and the remainder will be used for general corporate purposes, including the repayment of existing indebtedness and the purchase of aircraft. The debt securities outstanding under our shelf registration statements mature through 2022 and bear interest rates that range from 0.82% to 8.875%.

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

Unsecured Revolving Credit Agreement

        2011 Credit Facility:    On January 31, 2011, we entered into a $2.0 billion unsecured three-year revolving credit facility with a group of 11 banks. This revolving credit facility expires on January 31, 2014, and provides for interest rates based on either a base rate or LIBOR plus an applicable margin determined by a ratings-based pricing grid. The credit agreement contains customary events of default and restrictive financial covenants that require us to maintain a minimum fixed charge coverage ratio, a minimum consolidated tangible net worth and a maximum ratio of consolidated debt to consolidated tangible net worth. As of June 30, 2012, and July 27, 2012, no amounts were outstanding under this revolving credit facility.

Subordinated Debt

        In December 2005, we issued two tranches of subordinated debt totaling $1.0 billion. Both tranches mature on December 21, 2065. The $400 million tranche has a call option date of December 21, 2015. We can call the $600 million tranche at any time. The interest rate on the $600 million tranche is a floating rate with a credit spread of 1.55% plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. The interest rate resets quarterly and at June 30, 2012, the interest rate was 4.28%. The $400 million tranche has a fixed interest rate of 6.25% until the 2015 call option date, and if we do not exercise the call option, the interest rate will change to a floating rate, reset quarterly, based on the initial credit spread of 1.80% plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. If we choose to redeem the $600 million tranche, we must pay 100% of the principal amount of the bonds being redeemed, plus any accrued and unpaid interest to the redemption date. If we choose to redeem only a portion of the outstanding bonds, at least $50 million principal amount of the bonds must remain outstanding.

Derivatives

        We employ derivative products to manage our exposure to interest rate risks and foreign currency risks. We enter into derivative transactions only to economically hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements, foreign currency swap agreements and interest rate cap agreements. At June 30, 2012, our derivative portfolio consisted of interest rate swaps and caps. All of our interest rate swap agreements were designated as and accounted for as cash flow hedges and we had not designated our interest rate cap agreements as hedges.

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

        The counterparty to our interest rate swaps at June 30, 2012, is AIG Markets, Inc., a wholly owned subsidiary of AIG. The swap agreements are subject to a bilateral security agreement and a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. Failure of the counterparty to perform under the derivative contracts would not have a material impact on our results of operations and cash flows, as we are in a net liability position at June 30, 2012. The counterparty to our interest rate cap agreements is an independent third party with whom we do not have a master netting agreement.

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

        The following table summarizes our current ratings by Fitch, Moody's and S&P, the nationally recognized rating agencies:

  Unsecured Debt Ratings

Rating Agency	Long-term Debt	Corporate Rating	Outlook	Date of Last Ratings Action
Fitch	BB	BB	Stable	November 4, 2011
Moody's	Ba3	Ba3	Stable	June 15, 2012
S&P	BBB-	BBB-	Stable	November 9, 2011

  Secured Debt Ratings

Rating Agency	$900 Million 2012 Term Loan	$550 Million 2012 Term Loan	$3.9 Billion Senior Secured Notes
Fitch	BB	BB	BBB-
Moody's	Ba2	Ba2	Ba2
S&P	BBB-	BBB-	BBB-

        These credit ratings are the current opinions of the rating agencies and our current BBB- rating by S&P takes into consideration our ownership by AIG. As such, they may be changed, suspended or withdrawn at any time by the rating agencies as a result of various circumstances including changes in, or unavailability of, information.

Existing Commitments

        The following table summarizes our contractual obligations at June 30, 2012:

	Commitments Due by Fiscal Year
	Total	2012	2013	2014	2015	2016	Thereafter
	(Dollars in thousands)
Unsecured bonds and medium-term notes	$13,762,919	$642,047	$3,421,350	$1,039,502	$2,010,020	$1,000,000	$5,650,000
Senior secured bonds	3,900,000	—	—	1,350,000	—	1,275,000	1,275,000
Secured bank loans(a)	2,065,375	92,220	185,876	207,472	452,230	183,702	943,875
ECA financings	2,120,667	214,480	428,960	423,862	335,794	258,325	459,246
Other secured financings	1,450,000	—	—	—	—	550,000	900,000
Subordinated debt	1,000,000	—	—	—	—	—	1,000,000
Estimated interest payments including the effect of derivative instruments(b)	8,571,180	726,002	1,327,501	1,123,770	961,132	765,677	3,667,098
Operating leases(c)(d)	58,538	8,161	17,235	16,016	11,133	1,349	4,644
Pension obligations(e)	8,624	1,378	1,401	1,432	1,471	1,471	1,471
Commitments under ILFC aircraft purchase agreements(f)(g)	18,468,233	1,024,911	1,449,057	1,619,102	2,527,998	3,141,325	8,705,840
Commitments under AeroTurbine flight equipment purchase agreements	40,718	40,718	—	—	—	—	—

Total	$51,446,254	$2,749,917	$6,831,380	$5,781,156	$6,299,778	$7,176,849	$22,607,174

(a)
Includes $270.2 million outstanding under AeroTurbine's revolving credit facility.

(b)
Estimated interest payments for floating rate debt included in this table are based on rates at June 30, 2012. Estimated interest payments include the estimated impact of our interest rate swap agreements. For floating rate debt that has been swapped into fixed rate debt, the estimated interest payments reflect the swapped fixed rate.

(c)
Excludes fully defeased aircraft sale-leaseback transactions.

(d)
Minimum rentals have not been reduced by minimum sublease rentals of $4.3 million receivable in the future under non-cancellable subleases.

(e)
Our pension obligations are part of intercompany expenses, which AIG allocates to us on an annual basis. The amount is an estimate of such allocation. The column "2012" consists of total estimated allocations for 2012 and the column "Thereafter" consists of the 2017 estimated allocation. The amount allocated has not been material to date.

(f)
Includes sale-leaseback transactions in 2012 and 2013 and commitments to purchase nine new spare engines. In addition, we have been called upon to perform under five asset value guarantees in 2012, and we may purchase the aircraft under the guarantees. The value of the five aircraft are included in 2013 and two additional used aircraft that we have committed to purchase are included in 2012.

(g)
Excludes amounts related to our purchase rights for 50 aircraft which we have not yet exercised.

Contingent Commitments

        From time to time, we participate with airlines, banks and other financial institutions in the financing of aircraft by providing asset value guarantees, put options or loan guarantees collateralized by aircraft. As a result, if we are called upon to fulfill our obligations, we have recourse to the value of the underlying aircraft. The table below reflects our potential payments for these contingent obligations, without any offset for the projected value of the aircraft.

	Contingency Expiration by Fiscal Year
	Total	2012	2013	2014	2015	2016	Thereafter
	(Dollars in thousands)
Asset Value Guarantees	$380,723	$50,158	$—	$—	$157,132	$—	$173,433

        The table above does not include contingent payments for $651.3 million of uncertain tax liabilities, consisting primarily of ETI benefits, and any effect of our net tax liabilities as we are unable to reasonably estimate the timing of the liability in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of the tax positions. The future cash flows to these tax liabilities are uncertain and we are unable to make reasonable estimates of the outflows.

Variable Interest Entities

        Our leasing and financing activities require us to use many forms of special purpose entities to achieve our business objectives and we have participated to varying degrees in the design and formation of these special purpose entities. A majority of these entities are wholly owned; we are the primary or only variable interest holder, we are the only decision maker and we guarantee all the activities of the entities. However, these entities meet the definition of a VIE because they do not have sufficient equity to operate without our subordinated financial support in the form of intercompany notes and loans which serve as equity. We have a variable interest in other entities in which we have determined that we are the primary beneficiary, because we control and manage all aspects of the entities, including directing the activities that most significantly affect these entities' economic performance, and we absorb the majority of the risks and rewards of these entities. We consolidate these entities into our condensed, consolidated financial statements and the related aircraft are included in Flight equipment under operating leases and the related borrowings are included in Secured debt financings on our Condensed, Consolidated Balance Sheets.

        We have variable interests in ten entities, in which we have determined we are not the primary beneficiary because we do not have the power to direct the activities that most significantly affect these entities' economic performance. We previously sold one aircraft to each of the entities and the variable interests include debt financings and preferential equity interests. The individual financing agreements are cross-collateralized by the aircraft. We have a credit facility with these entities under which we have $7.2 million outstanding at June 30, 2012. We are fully reserved for the $7.2 million loss exposure we have related to those entities.

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

        We mitigate our floating interest rate risk by entering into interest rate swap contracts as appropriate. After taking our swap agreements into consideration, which in effect have fixed the interest rates of the hedged debt, our floating rate debt comprised approximately 22.6% of our total outstanding debt obligations, or approximately $5.5 billion in aggregate principal amount, at June 30, 2012.

        The fair market value of our interest rate swaps is affected by changes in interest rates, the credit risk of us and our counterparties to the swaps, and the liquidity of those instruments. We determine the fair value of our derivative instruments using a discounted cash flow model, which incorporates an assessment of the risk of non-performance by our swap counterparties. The model uses various inputs including contractual terms, interest rate, credit spreads and volatility rates, as applicable. We record the effective part of the changes in fair value of derivative instruments designated as cash flow hedges in Other comprehensive income.

        The following discussion about the potential effects of changes in interest rates on our outstanding debt obligations is based on a sensitivity analysis, which models the effects of hypothetical interest rate shifts on our results of operation and cash flows. This sensitivity analysis is constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by the inability to include the extraordinarily complex market reactions that normally would arise from the market shifts. Although the following results of our sensitivity analysis for changes in interest rates may have some limited use as a benchmark, they should not be viewed as a forecast. This forward-looking disclosure also is selective in nature and addresses only the potential impact on our debt obligations. It does not include a variety of other potential impacts that a change in interest rates could have on our business.

        Assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100 basis-point increase or decrease in our variable interest rates would have increased or decreased our interest expense, and accordingly our cash flows, by approximately $59 million on an annualized basis. The same hypothetical 100 basis-point increase or decrease in interest rates on our total outstanding debt obligations, including fixed and floating rate debt, would have increased or decreased our interest expense, and accordingly our cash flows, by approximately $243 million on an annualized basis.

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

        In conjunction with the close of each fiscal quarter, we conduct a review and evaluation, under the supervision and with the participation of our management, including the Certifying Officers, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2012, the end of the period covered by this report.

(B)    Changes in Internal Controls Over Financial Reporting

        There have been no changes in our internal controls over financial reporting during the three months ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

        Air Lease:    On April 24, 2012, ILFC and AIG filed a lawsuit in the Los Angeles Superior Court against ILFC's former CEO, Steven Udvar Hazy, Mr. Hazy's current company, Air Lease Corporation (ALC), and a number of ILFC's former officers and employees who are currently employed by ALC. The lawsuit alleges that Mr. Hazy and the former officers and employees, while employed at ILFC, diverted corporate opportunities from ILFC, misappropriated ILFC's trade secrets and other proprietary information, and committed other breaches of their fiduciary duties, all at the behest of ALC. The complaint seeks monetary damages and injunctive relief for breaches of fiduciary duty, misappropriation of trade secrets, unfair competition, and various other violations of state law. The litigation is in its incipient stages.

        We are also a party to various claims and litigation matters arising in the ordinary course of our business. We do not believe that the outcome of these matters, individually or in the aggregate, will be material to our consolidated financial condition, results of operations or cash flows.

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
10.1
Term Loan Credit Agreement, dated as of April 12, 2012, among Delos Aircraft Inc., as borrower, the Company, Hyperion Aircraft Inc., Apollo Aircraft Inc., Artemis (Delos) Limited, the lenders from time to time party thereto, Bank of America N.A., as administrative agent and collateral agent (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference).
10.2
Term Loan Security Agreement, dated as of April 12, 2012, among Delos Aircraft Inc., Hyperion Aircraft Inc., Apollo Aircraft Inc., Artemis (Delos) Limited, the additional grantors from time to time party thereto and Bank of America N.A., as collateral agent (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference).
10.3
Letter Agreement, dated as of June 21, 2012, between American International Group, Inc. and Henri Courpron (filed as an exhibit to Form 8-K filed on June 21, 2012 and incorporated herein by reference).
10.4
Employment Letter, dated as of June 21, 2012, between Laurette T. Koellner and American International Group, Inc. (filed as an exhibit to Form 8-K filed on June 21, 2012 and incorporated herein by reference).
12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Senior Vice President and Chief Financial Officer.
32.1	Certification under 18 U.S.C., Section 1350.
101.
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed, Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) the Condensed, Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011; (iii) the Condensed, Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (iv) the Condensed, Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (v) the Notes to the Condensed, Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL LEASE FINANCE CORPORATION
August 3, 2012	/s/ HENRI COURPRON HENRI COURPRON Chief Executive Officer (Principal Executive Officer)
August 3, 2012	/s/ ELIAS HABAYEB ELIAS HABAYEB Senior Vice President and Chief Financial Officer (Principal Financial Officer)
August 3, 2012	/s/ KURT H. SCHWARZ KURT H. SCHWARZ Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit No.
3.1	Restated Articles of Incorporation of the Company (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008, and incorporated herein by reference).
3.2	Amended and Restated By-laws of the Company (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference).
4.1
The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
10.1
Term Loan Credit Agreement, dated as of April 12, 2012, among Delos Aircraft Inc., as borrower, the Company, Hyperion Aircraft Inc., Apollo Aircraft Inc., Artemis (Delos) Limited, the lenders from time to time party thereto, Bank of America N.A., as administrative agent and collateral agent (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference).
10.2
Term Loan Security Agreement, dated as of April 12, 2012, among Delos Aircraft Inc., Hyperion Aircraft Inc., Apollo Aircraft Inc., Artemis (Delos) Limited, the additional grantors from time to time party thereto and Bank of America N.A., as collateral agent (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference).
10.3
Letter Agreement, dated as of June 21, 2012, between American International Group, Inc. and Henri Courpron (filed as an exhibit to Form 8-K filed on June 21, 2012 and incorporated herein by reference).
10.4
Employment Letter, dated as of June 21, 2012, between Laurette T. Koellner and American International Group, Inc. (filed as an exhibit to Form 8-K filed on June 21, 2012 and incorporated herein by reference).
12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Senior Vice President and Chief Financial Officer.
32.1	Certification under 18 U.S.C., Section 1350.
101.
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed, Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) the Condensed, Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011; (iii) the Condensed, Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (iv) the Condensed, Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (v) the Notes to the Condensed, Consolidated Financial Statements.