Form 10-Q
period 2012-09-30
INTERNATIONAL LEASE FINANCE CORP
filed 2012-11-05
CIK 714311

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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

         As of November 2, 2012, there were 45,267,723 shares of Common Stock, no par value, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

INTERNATIONAL LEASE FINANCE CORPORATION AND SUSIDIARIES

CONDENSED, CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents, including interest bearing accounts of $2,568,515 (2012) and $1,909,529 (2011)	$2,646,210	$1,975,009
Restricted cash, including interest bearing accounts of $370,712 (2012) and $414,807 (2011)	371,057	414,807
Net investment in finance and sales-type leases	102,043	81,746
Flight equipment under operating leases	48,169,746	47,620,895
Less accumulated depreciation	13,237,403	12,118,607

	34,932,343	35,502,288
Flight equipment held for sale	48,677	—
Deposits on flight equipment purchases	378,698	298,782
Lease receivables and other assets	826,426	599,734
Deferred debt issue costs, less accumulated amortization of $293,137 (2012) and $246,082 (2011)	271,188	288,878

	$39,576,642	$39,161,244

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued interest and other payables	$625,372	$447,521
Current income taxes and other tax liabilities	256,826	253,600
Secured debt financing, net of deferred debt discount of $8,141 (2012) and $17,452 (2011)	9,338,742	9,764,631
Unsecured debt financing, net of deferred debt discount of $39,701 (2012) and $39,128 (2011)	13,870,363	13,619,641
Subordinated debt	1,000,000	1,000,000
Derivative liabilities	23,910	31,756
Security deposits, deferred overhaul rental and other customer deposits	2,463,693	2,307,637
Deferred income taxes	4,132,299	4,204,589
Commitments and Contingencies—Note M
SHAREHOLDERS' EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B, each having 500 shares issued and outstanding	100,000	100,000
Common stock—no par value; 100,000,000 authorized shares, 45,267,723 issued and outstanding	1,053,582	1,053,582
Paid-in capital	1,269,971	1,243,225
Accumulated other comprehensive loss	(14,941)	(19,637)
Retained earnings	5,456,825	5,154,699

Total shareholders' equity	7,865,437	7,531,869

	$39,576,642	$39,161,244

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Dollars in thousands)

(Unaudited)

	September 30, 2012	September 30, 2011
REVENUES AND OTHER INCOME
Rental of flight equipment	$1,097,280	$1,116,914
Flight equipment marketing and gain on aircraft sales	10,503	3,791
Interest and other	34,089	2,448

	1,141,872	1,123,153

EXPENSES
Interest	386,769	388,442
Depreciation of flight equipment	482,098	466,334
Aircraft impairment charges on flight equipment held for use	61,237	1,515,343
Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed of	35,932	9,945
Flight equipment rent	4,500	4,500
Aircraft costs	49,638	12,038
Selling, general and administrative	61,399	46,915
Other expenses	32,743	16,590

	1,114,316	2,460,107

INCOME (LOSS) BEFORE INCOME TAXES	27,556	(1,336,954)
Provision (benefit) for income taxes—Note C	9,964	(457,413)

NET INCOME (LOSS)	$17,592	$(879,541)

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Dollars in thousands)

(Unaudited)

	September 30, 2012	September 30, 2011
REVENUES AND OTHER INCOME
Rental of flight equipment	$3,320,711	$3,369,288
Flight equipment marketing and gain on aircraft sales	25,176	6,640
Interest and other	81,848	41,270

	3,427,735	3,417,198

EXPENSES
Interest	1,165,844	1,203,010
Depreciation of flight equipment	1,440,502	1,375,745
Aircraft impairment charges on flight equipment held for use	102,662	1,521,881
Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed of	88,059	158,332
Loss on early extinguishment of debt	22,934	61,093
Flight equipment rent	13,500	13,500
Aircraft costs	95,795	38,041
Selling, general and administrative	191,604	115,715
Other expenses	33,159	48,407

	3,154,059	4,535,724

INCOME (LOSS) BEFORE INCOME TAXES	273,676	(1,118,526)
Benefit for income taxes—Note C	(65,990)	(382,149)

NET INCOME (LOSS)	$339,666	$(736,377)

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Dollars in thousands)

(Unaudited)

	September 30, 2012	September 30, 2011
NET INCOME (LOSS)	$17,592	$(879,541)

OTHER COMPREHENSIVE INCOME (LOSS)
Net changes in fair value of cash flow hedges, net of taxes of $(904) (2012) and $(8,411) (2011) and net of reclassification adjustments	1,653	15,620
Change in unrealized appreciation on securities available for sale, net of taxes of $0 (2012) and $44 (2011) and net of reclassification adjustments	362	(81)

	2,015	15,539

COMPREHENSIVE INCOME (LOSS)	$19,607	$(864,002)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Dollars in thousands)

(Unaudited)

	September 30, 2012	September 30, 2011
NET INCOME (LOSS)	$339,666	$(736,377)

OTHER COMPREHENSIVE INCOME (LOSS)
Net changes in fair value of cash flow hedges, net of taxes of $(2,216) (2012) and $(19,375) (2011) and net of reclassification adjustments	4,346	35,983
Change in unrealized appreciation on securities available for sale, net of taxes of $5 (2012) and $158 (2011) and net of reclassification adjustments	350	(292)

	4,696	35,691

COMPREHENSIVE INCOME (LOSS)	$344,362	$(700,686)

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Dollars in thousands)

(Unaudited)

	September 30, 2012	September 30, 2011
OPERATING ACTIVITIES
Net income (loss)	$339,666	$(736,377)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	1,440,502	1,375,745
Deferred income taxes	(74,501)	(437,637)
Derivative instruments	(1,284)	(118,489)
Foreign currency adjustment of non-US$ denominated debt	—	104,800
Amortization of deferred debt issue costs	56,702	53,718
Amortization of debt discount	9,681	10,942
Amortization of prepaid lease costs	45,661	36,544
Aircraft impairment charges and fair value adjustments	190,721	1,680,213
Loss on early extinguishment of debt	22,934	—
Other, including gain on aircraft sales and disposals	(44,111)	(20,682)
Changes in operating assets and liabilities:
Lease receivables and other assets	83,269	8,944
Accrued interest and other payables	181,949	(106,449)
Current income taxes	3,226	24,990

Net cash provided by operating activities	2,254,415	1,876,262

INVESTING ACTIVITIES
Acquisition of flight equipment	(1,515,670)	(231,466)
Payments for deposits and progress payments	(137,504)	(110,229)
Proceeds from disposal of flight equipment	237,128	248,205
Net change in restricted cash	43,750	94,106
Collections on notes receivable and finance and sales-type leases	40,442	51,361
Other	—	(6,024)

Net cash (used in) provided by investing activities	(1,331,854)	45,953

FINANCING ACTIVITIES
Proceeds from debt financing	3,481,146	3,416,359
Payments in reduction of debt financing, net of foreign currency swap settlements	(3,675,766)	(7,579,948)
Debt issue costs	(56,531)	(103,942)
Payment of preferred dividends	(300)	(433)
Security and rental deposits received	114,231	83,855
Security and rental deposits returned	(96,300)	(79,423)
Transfers of security and rental deposits on sales of aircraft	(2,696)	(19,391)
Deferred overhaul rentals collected	366,272	411,157
Overhaul deposits reimbursed	(405,957)	(264,679)
Transfer of overhaul rentals on sales of aircraft	—	(18,623)
Net change in other deposits	24,505	46,983

Net cash used in financing activities	(251,396)	(4,108,085)

Net increase (decrease) in cash	671,165	(2,185,870)
Effect of exchange rate changes on cash	36	164
Cash at beginning of period	1,975,009	3,067,697

Cash at end of period	$2,646,210	$881,991

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Dollars in thousands)

(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	September 30, 2012		September 30, 2011
Cash paid during the period for:
Interest, excluding interest capitalized of $11,562 (2012) and $5,652 (2011)	$1,141,323		$1,356,825
Income taxes, net	5,033	(a)	30,498	(a)

(a)
Includes approximately $2 million and $26 million paid to AIG for ILFC tax liability for the nine month periods ending September 30, 2012 and 2011, respectively.

Non-Cash Investing and Financing Activities

2012:

  Flight equipment under operating leases in the amount of $151,088 were reclassified to Lease receivables and other assets in the amount of $150,577, with $511 charged to income, upon the designation to part-out of 13 aircraft and two engines.

  Flight equipment under operating leases in the amount of $68,636, deposits on flight equipment purchases of $4,792 and Accrued interest and other assets of $(4,733) were reclassified to Net investment in finance and sales-type leases of $69,266 with $571 charged to income.

  Deposits on flight equipment purchases of $62,230 were applied to Acquisition of flight equipment under operating leases.

  Customer deposits of $16,215 were forfeited and recognized in income.

  Flight equipment under operating leases in the amount of $48,677 was reclassified to Flight equipment held for sale.

  Flight equipment under operating leases of $37,245 was reclassified to Retained earnings to record a transfer of corporate aircraft to AIG.

  Paid-in capital of $25,901 was reclassified to Other assets to reflect a contribution of a corporate aircraft from AIG.

  Flight equipment classified as Net investment in finance and sales-type leases in the amount of $20,819 were reclassified to Flight equipment under operating leases.

  Notes receivable of $15,117 were received as partial payment for flight equipment sold with a net book value of $166,736.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Dollars in thousands)

(Unaudited)

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

A. Basis of Preparation

        ILFC is an indirect wholly-owned subsidiary of AIG. AIG is a leading international insurance organization serving customers in more than 130 countries. AIG companies serve commercial, institutional and individual customers through one of the most extensive worldwide property-casualty networks of any insurer. In addition, AIG companies are leading providers of life insurance and retirement services in the United States.

        As of December 31, 2011, ILFC has elected to reflect AIG's basis in the assets acquired and liabilities assumed in connection with AIG's acquisition of ILFC.

        The condensed, consolidated financial statements and financial information of ILFC previously reported for the three months and nine months ended September 30, 2011, are not directly comparable to the condensed, consolidated financial statements and financial information of ILFC included in this report as a result of the above-mentioned change in accounting principle. The differences relate to basis differences in flight equipment under operating leases which affect depreciation expense, aircraft impairment charges and fair value adjustments, flight equipment marketing and gain on aircraft sales, tax provisions, and net income. The impact of this adoption on ILFC's statement of income for the three months and nine months ended September 30, 2011, is presented below.

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Previously Reported	Adjusted for New Basis	Previously Reported	Adjusted for New Basis
	(Dollars in thousands)
Condensed, Consolidated Statements of Income
Depreciation of flight equipment	$468,096	$466,334	$1,380,316	$1,375,745
Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed of	10,085	9,945	157,210	158,332
Aircraft impairment charges on flight equipment held for use	1,448,914	1,515,343	1,448,914	1,521,881
Loss before income taxes	(1,272,426)	(1,336,954)	(1,049,008)	(1,118,526)
Income tax benefit	(434,741)	(457,413)	(357,724)	(382,149)
Net loss	(837,685)	(879,541)	(691,284)	(736,377)

        The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

        The accompanying unaudited, condensed, consolidated financial statements include our accounts and accounts of all other entities in which we have a controlling financial interest. See Note N—Variable Interest Entities for further discussions on VIEs. All material intercompany accounts have been eliminated in consolidation.

        In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included. Certain reclassifications have been made to the 2011

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

A. Basis of Preparation (Continued)

unaudited, condensed, consolidated financial statements to conform to the 2012 presentation. Operating results for the nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

        We adopted the standard on January 1, 2012, when it became effective. The adoption had no impact on our financial condition, results of operations or cash flows, but affected our fair value disclosures, which are disclosed in Note O—Fair Value Measurements and Note Q—Fair Value Disclosures of Financial Instruments herein.

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

September 30, 2012

(Unaudited)

B. Recent Accounting Pronouncements (Continued)

permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative, two step goodwill impairment test. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted the new standard in conjunction with our annual goodwill impairment test performed during the third quarter of 2012. The adoption of this standard had no effect on our condensed, consolidated financial statements.

Future Application of Accounting Standards:

  Testing Indefinite-Lived Intangible Assets for Impairment

        In July 2012, the FASB issued an accounting standard that allows a company the option to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired before performing a quantitative impairment test. A company is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the company determines it is more likely than not the asset is impaired. The new standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We do not expect the adoption of this standard to have a material effect on our financial condition, results of operations or cash flows.

C. Income Taxes

        In May 2012, a decision in favor of a taxpayer was granted whereby the Federal Court of Claims held that in calculating the gain realized upon the sale of an asset under the Foreign Sales Corporation regime, the asset's adjusted tax basis should not be reduced by the amount of disallowed depreciation deductions allocable to tax-exempt foreign trade income. Based upon the decision reached in the case, in the second quarter of 2012 we began adjusting our tax basis in certain flight equipment and recorded an income tax benefit. As of September 30, 2012, we had recorded an aggregate amount of approximately $588 million and a corresponding reserve of $425.4 million for uncertain tax positions, resulting in a net tax benefit of $162.6 million for the nine months ended September 30, 2012.

D. Restricted Cash

        Restricted cash of $371.1 million and $414.8 million at September 30, 2012 and December 31, 2011, respectively, consists primarily of cash that is restricted under our ECA facility agreements entered into in 1999 and 2004. See Note K—Debt Financings.

E. Related Party Transactions

        Related Party Allocations and Fees:    We are party to cost sharing agreements, including tax, with AIG. Generally, these agreements provide for the allocation of corporate costs based upon a proportional allocation of costs to all subsidiaries. We also pay other subsidiaries of AIG a fee related to management services provided for certain of our foreign subsidiaries and we earn management fees from two trusts consolidated by AIG for the management of aircraft we sold to the trusts in prior years. ILFC is included

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

E. Related Party Transactions (Continued)

in the consolidated federal income tax return of AIG as well as certain state tax returns where AIG files on a combined/unitary basis. Settlements with AIG for taxes are determined in accordance with our tax sharing agreements.

        Dividends and Capital Contribution:    We transferred two corporate aircraft with a combined net book value of $37.2 million to AIG during the three months ended September 30, 2012. The transaction was recorded in Retained earnings as a dividend. We also received one corporate aircraft from AIG and we recorded $25.9 million in Lease receivables and other assets and as a capital contribution in Paid-in capital to reflect the transaction.

        Expenses Paid by AIG on Our Behalf:    We recorded $0.8 million and $(8.0) million in Additional paid in capital for the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively, for compensation and other expenses paid by AIG on our behalf for which we were not required to pay.

        Derivatives and Insurance Premiums:    The counterparty of all of our interest rate swap agreements as of September 30, 2012, was AIG Markets, Inc., a wholly-owned subsidiary of AIG. See Note O—Fair Value Measurements and Note P—Derivative Financial Instruments. In addition, we purchase insurance through a broker who may place part of our policies with AIG. Total insurance premiums were $8.3 million and $5.6 million for the nine months ended September 30, 2012 and 2011, respectively.

        Our financial statements include the following amounts involving related parties:

	Three Months		Nine Months
Income Statement	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(Dollars in thousands)
Expense (income):
Effect from derivatives on contracts with AIG Markets, Inc.(a)	$301	$(7,139)	$911	$(8,104)
Interest on derivative contracts with AIG Markets, Inc.	4,173	10,574	13,851	44,410
Allocation of corporate costs from AIG	3,904	1,549	18,451	(2,951)
Interest on time deposit account with AIG Markets(a)	(1,059)	—	(2,702)	—
Management fees received	(2,219)	(2,280)	(6,683)	(6,825)
Management fees paid to subsidiaries of AIG	40	18	156	70

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

E. Related Party Transactions (Continued)

Balance Sheet	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Asset (liability):
Time deposit account with AIG Markets(a)	$1,102,659	$—
Derivative liabilities(b)	(23,910)	(31,756)
Current income taxes and other tax liabilities to AIG(c)	(283,053)	(279,441)
Accrued corporate costs payable to AIG	(21,111)	(21,672)
Equity:
Aircraft transfer to AIG	37,245	—
Aircraft contribution from AIG	(25,901)	—

(a)
We have a 30-day interest bearing time deposit account with AIG Markets, Inc, all of which is available for use in our operations. If we request that funds be made available to us prior to the maturity date of the time deposit, we may have to pay a breakage fee to AIG Markets, Inc.

(b)
See Note P—Derivative Financial Instruments for all derivative transactions.

(c)
We paid approximately $2 million and $58.5 million to AIG during the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively.

F. Interest and Other Income

        Interest and Other Income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
AeroTurbine revenue(a)
Engines, airframes, parts and supplies	$81,267	$—	$226,261	$—
Cost of sales	(67,915)	—	(191,636)	—

	13,352	—	34,625	—
Interest and Other	20,737	2,448	47,223	41,270

Total	$34,089	$2,448	$81,848	$41,270

(a)
Other income for 2012 includes revenue from sales by AeroTurbine of engines, airframes, parts and supplies, presented net of cost of sales on our condensed, consolidated statements of income. AeroTurbine was acquired on October 7, 2011.

G. Flight Equipment Held for Sale

        At September 30, 2012, we had seven aircraft that met the criteria for, and were classified as, Flight equipment held for sale, with a carrying value of $48.7 million, which approximated the fair value at the time of transfer. We cease recognition of depreciation expense on aircraft subsequent to transferring them from Flight equipment under operating leases. Net cash proceeds from sales of flight equipment classified

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

G. Flight Equipment Held for Sale (Continued)

as held for sale is received as each individual aircraft sale is consummated. The actual purchase price may differ from the recorded estimated fair value of the aircraft when it is classified as held for sale, depending on the timing of the completion of the sale. We expect the sale of all seven aircraft to be consummated in 2012 and at October 30, 2012, we had completed the sale of six of the aircraft.

H. Aircraft Impairment Charges on Flight Equipment Held for Use

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

        During the three and nine months ended September 30, 2012, we recorded impairment charges of $61.2 million and $102.7 million, respectively, as a result of our recurring recoverability assessments. We recorded impairment charges on six aircraft (including one aircraft that had previously been impaired) during the three months ended September 30, 2012, and recorded impairment charges on ten aircraft (including one aircraft that had previously been impaired) during the nine months ended September 30, 2012.

        During the three and nine months ended September 30, 2011, we recorded impairment charges of $1.5 billion relating to 95 aircraft, primarily due to changes in the holding period and residual values of certain out-of-production aircraft or aircraft impacted by new technology developments. These charges resulted from our analysis of then-current macro-economic factors and our acquisition of AeroTurbine when performing our 2011 annual recoverability assessment.

I. Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed of

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

I. Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed of (Continued)

Flight equipment held for sale (subsequent to recording any necessary impairment charges or fair value adjustments).

        We reported the following impairment charges and fair value adjustments on flight equipment sold or to be disposed of:

	Three Months Ended					Nine Months Ended
	September 30, 2012			September 30, 2011		September 30, 2012				September 30, 2011
	Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments		Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments	Aircraft Impaired or Adjusted		Impairment Charges and Fair Value Adjustments		Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments
	(Dollars in millions)					(Dollars in millions)
Loss/(Gain)
Impairment charges and fair value adjustments on aircraft likely to be sold or sold (including sales-type leases)	5	$5.2		2	$10.1	9	(a)	$43.0		16	$159.5
Fair value adjustments on held for sale aircraft sold or transferred from held for sale back to flight equipment under operating leases(b)	4	4.1		—	(0.2)	4		4.1		10	(3.7)
Impairment charges on aircraft intended to be or designated for part-out	6	26.6	(c)	—	—	10		40.9	(c)	1	2.5

Total Impairment charges and fair value adjustments on flight equipment	15	$35.9		2	$9.9	23		$88.0		27	$158.3

(a)
Excludes one aircraft that was impaired in prior quarters, but for which an additional charge was recorded in the current period for aircraft intended to be or designated for part-out.

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

(c)
Includes charges relating to nine engines for the three months ended September 30, 2012 and 13 engines for the nine months ended September 30, 2012.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

J. Lease Receivables and Other Assets

        Lease receivables and other assets consisted of the following:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Lease receivables	$204,732	$222,637
AeroTurbine Inventory	145,842	148,452
Lease incentive costs, net of amortization	129,870	119,878
Straight-line rents and other assets	277,297	47,115
Goodwill and Other intangible assets	49,642	51,965
Notes and trade receivables, net of allowance(a)	18,973	9,489
Derivative assets(b)	70	198

	$826,426	$599,734

(a)
Notes receivable are primarily from the sale of flight equipment and are fixed with varying interest rates from 8.0% to 10.4%.

(b)
See Note P—Derivative Financial Instruments.

        We had the following activity in our allowance for credit losses on notes receivable:

	(Dollars in thousands)
Balance at December 31, 2010	$21,042
Provision	20,354
Write-offs	—

Balance at December 31, 2011	41,396
Provision	(8,291	)(a)
Write-offs	—

Balance at September 30, 2012	$33,105

(a)
Collections on notes receivables previously reserved for.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

K. Debt Financings

        Our debt financing was comprised of the following at the following dates:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Secured
Senior secured bonds	$3,900,000	$3,900,000
ECA financings	1,982,649	2,335,147
Secured bank debt(a)	2,014,234	2,246,936
Institutional secured term loans	1,450,000	1,300,000
Less: Deferred debt discount	(8,141)	(17,452)

	9,338,742	9,764,631
Unsecured
Bonds and Medium-Term Notes	13,910,064	13,658,769
Less: Deferred debt discount	(39,701)	(39,128)

	13,870,363	13,619,641

Total Senior Debt Financings	23,209,105	23,384,272
Subordinated Debt	1,000,000	1,000,000

	$24,209,105	$24,384,272

(a)
Of this amount, $279.2 million (2012) and $97.0 million (2011) is non-recourse to ILFC. These secured financings were incurred by VIEs and consolidated into our condensed, consolidated financial statements.

        For some of our secured debt financings, we created direct and indirect wholly-owned subsidiaries for the purpose of purchasing and holding title to aircraft, and we pledged the equity of those subsidiaries as collateral. These subsidiaries have been designated as non-restricted subsidiaries under our indentures and meet the definition of a VIE. We have determined that we are the primary beneficiary of such VIEs and, accordingly, we consolidate such entities into our condensed, consolidated financial statements. See Note N—Variable Interest Entities for more information on VIEs.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

K. Debt Financings (Continued)

        The following table presents information regarding the collateral pledged for our secured debt:

	As of September 30, 2012
	Secured Debt Outstanding	Net Book Value		Number of Aircraft
	(Dollars in thousands)
Senior Secured Bonds	$3,900,000	$6,559,515		174
ECA Financings	1,982,649	5,399,268		119
Secured Bank Debt(a)	2,014,234	2,958,706	(a)	63	(a)
Institutional Secured Term Loans	1,450,000	2,852,834		97

Total	$9,346,883	$17,770,323		453

  (a)
  Amounts represent net book value and number of aircraft securing ILFC secured bank term debt and do not include the book value or number of AeroTurbine assets securing the AeroTurbine revolving credit agreement, under which $266.0 million is included in the total Debt outstanding. ILFC guarantees the AeroTurbine revolving credit agreement on an unsecured basis.

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

September 30, 2012

(Unaudited)

K. Debt Financings (Continued)

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

        As of September 30, 2012, approximately $2.0 billion was outstanding under the 2004 ECA facility and no loans were outstanding under the 1999 ECA facility. The interest rates on the loans outstanding under the 2004 ECA facility are either fixed or based on LIBOR and ranged from 0.67% to 4.71% at September 30, 2012. The net book value of the aircraft purchased under the 2004 ECA facility was $4.1 billion at September 30, 2012. The loans are guaranteed by various European ECAs. We have collateralized the debt with pledges of the shares of wholly owned subsidiaries that hold title to the aircraft financed under the facilities. The 2004 ECA facility contains customary events of default and restrictive covenants, including a covenant to maintain a minimum consolidated tangible net worth.

        Because of our current long-term debt ratings, the 2004 ECA facility requires us to segregate security deposits, overhaul rentals and rental payments received under the leases related to the aircraft funded under the 2004 ECA facility (segregated rental payments are used to make scheduled principal and interest payments on the outstanding debt). The segregated funds are deposited into separate accounts pledged to and controlled by the security trustee of the 2004 ECA facility. At September 30, 2012, and December 31, 2011, respectively, we had segregated security deposits, overhaul rentals and rental payments aggregating $369.4 million and $414.8 million related to aircraft funded under the 2004 ECA facility. The segregated amounts fluctuate with changes in security deposits, overhaul rentals, rental payments and principal and interest payments related to the aircraft funded under the 2004 ECA facility. In addition, if a default resulting in an acceleration of the obligations under the 2004 ECA facility were to occur, pursuant to the cross-collateralization agreement described below, we would have to segregate lease payments, overhaul rentals and security deposits received after such acceleration event occurred from the leases relating to all the aircraft funded under the 1999 ECA facility, even though those aircraft are no longer subject to a loan at September 30, 2012.

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

September 30, 2012

(Unaudited)

K. Debt Financings (Continued)

aircraft; and (iv) agreed to apply proceeds generated from certain disposals of aircraft to obligations under the 2004 ECA facility.

        The cross-collateralization agreement also includes additional restrictive covenants relating to the 2004 ECA facility, restricting us from (i) paying dividends on our capital stock with the proceeds of asset sales and (ii) selling or transferring aircraft with an aggregate net book value exceeding a certain disposition amount, which is currently approximately $9.8 billion. The disposition amount will be reduced by approximately $91.4 million at the end of each calendar quarter during the remainder of the effective period. The covenants are in effect until December 31, 2012. A breach of these restrictive covenants would result in a termination event for the ten loans funded subsequent to the date of the agreement and would make those loans, which aggregated $246.2 million at September 30, 2012, due in full at the time of such a termination event.

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

        2011 Secured Term Loan:    On March 30, 2011, one of our non-restricted subsidiaries entered into a secured term loan agreement with lender commitments in the amount of approximately $1.3 billion, which was subsequently increased to approximately $1.5 billion. The loan matures on March 30, 2018, and scheduled principal payments commenced in June 2012. The loan bears interest at LIBOR plus a margin of 2.75%, or, if applicable, a base rate plus a margin of 1.75%. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain wholly-owned subsidiaries of the subsidiary borrower. The security granted initially included a portfolio of 54 aircraft, together with attached leases and all related equipment, with an average appraised base market value, as defined in the loan agreement, of approximately $2.4 billion as of January 1, 2011, and the equity interests in certain SPEs that own the pledged aircraft and related equipment and leases. The $2.4 billion was equal to an initial loan-to-value ratio of approximately 65%. The proceeds of the loan were made available to the subsidiary borrower as aircraft were transferred to the SPEs, at an advance rate equal to 65% of the initial appraised value of the aircraft transferred to the SPEs. The full $1.5 billion has been advanced to the subsidiary borrower under the agreement.

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

September 30, 2012

(Unaudited)

K. Debt Financings (Continued)

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

        AeroTurbine Revolving Credit Agreement:    AeroTurbine has a credit facility that expires on December 9, 2015 and after the most recent amendment on February 23, 2012, provides for a maximum aggregate available amount of $430 million, subject to availability under a borrowing base calculated based on AeroTurbine's aircraft assets and accounts receivable. AeroTurbine has the option to increase the aggregate amount available under the facility by an additional $70 million, either by adding new lenders or allowing existing lenders to increase their commitments if they choose to do so. Borrowings under the facility bear interest determined, with certain exceptions, based on LIBOR plus a margin of 3.0%. AeroTurbine's obligations under the facility are guaranteed by ILFC on an unsecured basis and by AeroTurbine's subsidiaries (subject to certain exclusions) and are secured by substantially all of the assets of AeroTurbine and the subsidiary guarantors. The credit agreement contains customary events of default and covenants, including certain financial covenants. Additionally, the credit agreement imposes limitations on AeroTurbine's ability to pay dividends to us (other than dividends payable solely in common stock). As of September 30, 2012, AeroTurbine had $266.0 million outstanding under the facility.

        Secured Commercial Bank Financings:    In May 2009, ILFC provided $39.0 million of subordinated financing to a non-restricted subsidiary. The entity used these funds and an additional $106.0 million borrowed from third parties to purchase an aircraft, which it leases to an airline. The $106.0 million loan has two tranches, both secured by the aircraft and related lease receivable. The first tranche is $82.0 million, fully amortizes over the lease term, and is non-recourse to ILFC. The second tranche is $24.0 million, partially amortizes over the lease term, and is guaranteed by ILFC. Both tranches mature in May 2018 with interest rates based on LIBOR. At September 30, 2012, the interest rates on the $82.0 million and $24.0 million tranches were 3.381% and 5.081%, respectively. The entity entered into two interest rate cap agreements to economically hedge the related LIBOR interest rate risk in excess of 4.00%. At September 30, 2012, $69.0 million was outstanding under the two tranches and the net book value of the aircraft was $128.3 million.

        In June 2009, we borrowed $55.4 million through a non-restricted subsidiary, which owns one aircraft leased to an airline. Approximately half of the original loan amortizes over five years and the remaining $27.5 million is due in 2014. The loan is non-recourse to ILFC and is secured by the aircraft and the lease receivables. The interest rate on the loan is fixed at 6.58%. At September 30, 2012, $35.7 million was outstanding and the net book value of the aircraft was $85.2 million.

        In March 2012, one of our indirect non-restricted subsidiaries entered into a $203 million term loan facility that was used to finance seven Boeing 737-800s. The principal of each senior loan issued under the facility will partially amortize over six years, with the remaining principal payable at the maturity date. At September 30, 2012, the average interest rate on the loans was 4.73%. The loans are non-recourse to ILFC except under limited circumstances and are secured by the purchased aircraft and lease receivables. The

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

K. Debt Financings (Continued)

subsidiary borrower can voluntarily prepay the loans at any time subject to a 2% prepayment fee prior to March 30, 2014 and a 1% prepayment fee between March 30, 2014 and March 30, 2015.

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

  •
  $550 Million Secured Term Loan: On April 12, 2012, one of our indirect, wholly owned subsidiaries entered into a secured term loan agreement in the amount of $550 million. The loan matures on April 12, 2016, and bears interest at LIBOR plus a margin of 3.75% with a 1% LIBOR floor. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain wholly owned subsidiaries of the subsidiary borrower. The security granted

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

K. Debt Financings (Continued)

    includes the equity interests in certain SPEs of the subsidiary borrower that have been designated as non-restricted under our indentures and that hold title to 36 aircraft and all related equipment and leases with an average initial appraised base market value, as defined in the loan agreement, of approximately $1.0 billion. The $1.0 billion equals an initial loan-to-value ratio of approximately 55%. The principal of the loan is payable in full at maturity with no scheduled amortization. We can voluntarily prepay the loan at any time, subject to a 1% prepayment penalty prior to April 12, 2013. We used the proceeds from this loan to prepay in full our $550 million secured term loan that was scheduled to mature on March 17, 2016. In connection with this refinancing of our $550 million secured term loan, 92% of the transaction was accounted for as a modification of the 2010 secured term loan and we recorded $4.7 million of the arrangement fee in Selling, general and administrative expense and $2.0 million as early extinguishment of debt.

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

        We have issued unsecured notes with an aggregate principal amount outstanding of $11.2 billion under our current and previous shelf registration statements, including $750 million of 4.875% notes due 2015 and $750 million of 5.875% notes due 2019, each issued in March 2012, and $750 million of 5.875% notes due 2022, issued in August 2012. We received aggregate net proceeds of approximately $2.22 billion from these notes issuances after deducting underwriting discounts and commissions and fees. We used part of the net proceeds from the March issuances to prepay our $750 million secured term loan due March 17, 2015 and the remainder will be used for general corporate purposes, including the repayment of existing indebtedness and the purchase of aircraft. The debt securities outstanding under our shelf registration statements mature through 2022 and bear interest rates that range from 4.875% to 8.875%.

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

September 30, 2012

(Unaudited)

K. Debt Financings (Continued)

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

Unsecured Revolving Credit Agreement

        2012 Credit Facility:    On October 9, 2012, we entered into a $2.3 billion three-year unsecured revolving credit facility with a group of 10 banks. Concurrently, we terminated our existing revolving credit agreement originally scheduled to expire in January 2014. Our new revolving credit facility provides for interest rates based on either a base rate or LIBOR plus a margin, currently 2.25%, determined by reference to our ratio of consolidated indebtedness to shareholders' equity. The credit agreement contains customary events of default and restrictive covenants that, among other things, limit our ability to incur liens and transfer or sell assets. The credit agreement also contains financial covenants that require us to maintain a minimum interest coverage ratio and a maximum ratio of consolidated indebtedness to shareholders' equity. As of September 30, 2012 and October 30, 2012, we had not drawn on our revolving credit facility.

Subordinated Debt

        In December 2005, we issued two tranches of subordinated debt totaling $1.0 billion. Both tranches mature on December 21, 2065. The $400 million tranche has a call option date of December 21, 2015. We can call the $600 million tranche at any time. The interest rate on the $600 million tranche is a floating rate with a credit spread of 1.55% plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. The interest rate resets quarterly and at September 30, 2012, the interest rate was 4.52%. The $400 million tranche has a fixed interest rate of 6.25% until the 2015 call option date, and if we do not exercise the call option, the interest rate will change to a floating rate, reset quarterly, based on the initial credit spread of 1.80% plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. If we choose to redeem the $600 million tranche, we must pay 100% of the principal amount of the bonds being redeemed, plus any accrued and unpaid interest to the redemption date. If we choose to redeem only a portion of the outstanding bonds, at least $50 million principal amount of the bonds must remain outstanding.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

L. Security Deposits on Aircraft, Deferred Overhaul Rentals and Other Customer Deposits

        Security deposits, deferred overhaul rentals and other customer deposits were comprised of:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Security deposits paid by lessees	$1,123,477	$1,089,771
Deferred overhaul rentals	693,748	718,472
Rents received in advance and Straight-line rents	440,072	272,205
Other customer deposits	206,396	227,189

Total	$2,463,693	$2,307,637

M. Commitments and Contingencies

        At September 30, 2012, we had committed to purchase 233 new aircraft (of which seven are through sale-leaseback transactions), seven used aircraft from third parties, and nine new spare engines scheduled for delivery through 2019 with aggregate estimated total remaining payments (including adjustment for anticipated inflation) of approximately $17.7 billion. All of these commitments to purchase new aircraft and engines are based upon agreements with each of Boeing, Airbus and Pratt and Whitney. In addition, AeroTurbine has agreed to purchase five engines under other flight equipment purchase agreements for an aggregate purchase commitment of $14.0 million.

Guarantees

  •
  Asset Value Guarantees:  We provide guarantees on a portion of the residual value of certain aircraft to financial institutions and other third parties for fees. As of September 30, 2012, we provided 14 such guarantees that had not yet been exercised. These guarantees expire at various dates through 2023 and generally obligate us to pay the shortfall between the fair market value and the guaranteed value of the aircraft and provide us with an option to purchase the aircraft for the guaranteed value. During 2011 and 2012, we have been called upon to perform under six such guarantees and, as a result, we purchased one used aircraft during the nine months ended September 30, 2012, and may purchase five used aircraft in 2013. At September 30, 2012, the total reserves related to these guarantees, both exercised and unexercised, aggregated $44.6 million. At September 30, 2012, the maximum aggregate potential commitment that we were obligated to pay under the 14 unexercised guarantees, without any offset for the projected value of the aircraft or other features that may limit our exposure, was approximately $369 million.

  •
  Aircraft Loan Guarantees:  We guarantee one loan collateralized by an aircraft. The guarantee expires in 2014, when the loan matures, and obligates us to pay an amount up to the guaranteed value upon the default of the borrower, which will be offset by a portion of the underlying value of the aircraft collateral. At September 30, 2012, the guaranteed value, without any offset for the projected value of the aircraft, was approximately $10.6 million.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

M. Commitments and Contingencies (Continued)

Legal Contingencies

        Yemen Airways-Yemenia:    We are named in a lawsuit in connection with the 2009 crash of our A310-300 aircraft on lease to Yemen Airways-Yemenia, a Yemeni carrier. The plaintiffs are families of deceased occupants of the flights and seek unspecified damages for wrongful death, costs, and fees. There has been no material change to the Yemenia lawsuit since we filed our Form 10-K for the year ended December 31, 2011. We do not believe that the outcome of the Yemenia lawsuit will have a material effect on our consolidated financial condition, results of operations or cash flows.

        Airblue Limited:    We were named in a lawsuit in connection with the 2010 crash of our Airbus A321-200 aircraft on lease to Airblue Limited, a Pakistani carrier. The plaintiffs were families of deceased occupants of the flight and sought unspecified damages for wrongful death, costs, and fees. As of September 30, 2012, settlements with the plaintiffs had been reached and a motion to dismiss the suit related to Airblue was granted by the Los Angeles Superior Court on September 26, 2012. All settlements related to the suit were covered by Airblue's insurance and had no effect on our financial condition, results of operations or cash flows.

        We are also a party to various claims and litigation matters arising in the ordinary course of our business. We do not believe that the outcome of these matters, individually or in the aggregate, will be material to our consolidated financial condition, results of operations or cash flows.

N. Variable Interest Entities

        Our leasing and financing activities require us to use many forms of SPEs to achieve our business objectives and we have participated to varying degrees in the design and formation of these SPEs. A majority of these entities are wholly owned; we are the primary or only variable interest holder, we are the only decision maker and we guarantee all the activities of the entities. However, these entities meet the definition of a VIE because they do not have sufficient equity to operate without our subordinated financial support in the form of intercompany notes and loans which serve as equity. We have a variable interest in other entities in which we have determined that we are the primary beneficiary, because we control and manage all aspects of the entities, including directing the activities that most significantly affect these entities' economic performance, and we absorb the majority of the risks and rewards of these entities. We consolidate these entities into our condensed, consolidated financial statements and the related aircraft are included in Flight equipment under operating leases and the related borrowings are included in Secured debt financings on our Condensed, Consolidated Balance Sheets.

        We have variable interests in one entity, in which we have determined we are not the primary beneficiary because we do not have the power to direct the activities that most significantly affect this entity's economic performance. We previously sold one aircraft to the entity and the variable interests include debt financings and preferential equity interests. The individual financing agreements are cross-collateralized by the aircraft. We have a credit facility with this entity under which we have $6.5 million outstanding at September 30, 2012. We are fully reserved for the $6.5 million loss exposure we have related to this entity. We do not believe that we will have any further liquidity obligations to this entity.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

O. Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table presents our assets and liabilities measured at fair value on a recurring basis, categorized using the fair value hierarchy described above:

	Level 1	Level 2		Level 3	Counterparty Netting	Total
	(Dollars in thousands)
September 30, 2012
Derivative assets	$—	$70		$—	$—	$70 (a)
Derivative liabilities	—	(23,910	)(b)	—	—	(23,910)

Total	$—	$(23,840)		$—	$—	$(23,840)

December 31, 2011
Derivative assets	$—	$198		$—	$—	$198 (a)
Derivative liabilities	—	(31,756)	(b)	—	—	(31,756)

Total	$—	$(31,558)		$—	$—	$(31,558)

(a)
Derivative assets are presented in Lease receivables and other assets on the Condensed, Consolidated Balance Sheet.

(b)
The balance includes CVA and MVA adjustments of $0.6 million and $6.4 million as of September 30, 2012 and December 31, 2011, respectively.

        At September 30, 2012 and December 31, 2011, our derivative portfolio consisted of interest rate swap and interest rate cap contracts. The fair value of these instruments are based upon a model that employs current interest and volatility rates, as well as other observable inputs as applicable. As such, the valuation of these instruments is classified as Level 2.

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

September 30, 2012

(Unaudited)

O. Fair Value Measurements (Continued)

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

        We recognized impairment charges and fair value adjustments for the nine months ended September 30, 2012 and 2011, as provided in Note H—Aircraft Impairment Charges on Flight Equipment Held for Use and Note I—Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed of.

        The following table presents the effect on our condensed, consolidated financial statements as a result of the non-recurring impairment charges and fair value adjustments recorded to flight equipment impaired during the nine months ended September 30, 2012:

	Book Value at December 31, 2011	Impairment Charges	Reclassifications	Sales	Other Adjustments		Book Value at September 30, 2012
	(Dollars in thousands)
Flight equipment under operating lease	$460,599	$(190,721)	$(102,673)	$(22,562)	$(8,319	)(a)	$136,324
Flight equipment held for sale	—	—	40,698	(626)	(2,967)		37,105
Lease receivables and other assets(b)	—	—	34,677	—	—		34,677
Net investment in finance and sales-type leases(c)	—	—	27,298	—	—		27,298

Total	$460,599	$(190,721)	$—	$(23,188)	$(11,286)		$235,404

(a)
Includes increases of $53,408 primarily related to the addition of an aircraft through the exercise of an option and an engine exchange transaction.

(b)
Reclassification represents fair value of aircraft parts.

(c)
Excludes measurement of finance and sales-type leases recorded at a gain.

Inputs to Non-Recurring Fair Value Measurements Categorized as Level 3

        We measure the fair value of flight equipment on a non-recurring basis, when GAAP requires the application of fair value. The fair value of flight equipment is used in determining the value of (i) aircraft

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

O. Fair Value Measurements (Continued)

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

        The current contractual lease cash flows are based on the in-force lease rates. The projected non-contractual lease cash flows are estimated based on the aircraft type, age, and airframe and engine configuration of the aircraft. The projected non-contractual lease cash flows are applied to a follow-on lease term(s), which are estimated based on the age of the aircraft at the time of re-lease. Follow-on leases are assumed through the aircraft's estimated economic life or estimated holding period. The holding period assumption is the period over which future cash flows are assumed to be generated. Our general assumption is that the aircraft will be leased over a 25-year estimated useful life. However, if a sale or future part-out is likely or has been contracted for, or if an aircraft's estimated future leasability is uncertain, the holding period will be shorter. This holding period is based on the estimated or actual sales date or estimated future part-out or disposal date, respectively. The disposition value is generally estimated based on the type of aircraft (i.e. widebody or narrowbody) and the type and the number of engines on the aircraft. In situations where the aircraft will be disposed of, the residual value assumed is based on a current part-out value, if available, or the contracted sale price, respectively.

        The aggregate cash flows, as described above, are then discounted. The estimated discount rate used is based on the type and age of the aircraft, as well as the duration of the holding period, and incorporates market participant assumptions regarding the likely debt and equity financing components and the required returns of those financing components. Management has identified the key elements affecting the

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

O. Fair Value Measurements (Continued)

fair value calculation as the discount rate used to discount the estimated cash flows, the holding period of the flight equipment, and the proportion of contractual versus non-contractual cash flows.

	Fair Value at September 30, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
(Dollars in millions)
Flight Equipment(a)(b)	$159.0	Income Approach	Discount Rate	8.0%-14.5% (10.5%)
			Remaining Holding Period	0-9 years (2 years)
			Present Value of Non-Contractual Cash Flows as a Percentage of Fair Value	0-100% (32%)

(a)
Includes Flight equipment for which non-recurring impairment charges and fair value adjustments were recorded during the three months ended September 30, 2012.

(b)
Excludes measurement of finance and sales-type leases recorded at a gain.

Sensitivity to Changes in Unobservable Inputs

        We consider unobservable inputs to be those for which market data is not available and that we developed using the best information available to us related to assumptions market participants would use when pricing the asset or liability. Relevant inputs vary depending on the nature of the asset or liability being measured at fair value. The effect of a change in a particular assumption is considered independently of changes in any other assumptions. In practice, simultaneous changes in assumptions may not always have a linear effect on inputs.

        The significant unobservable inputs utilized in the fair value measurement of flight equipment are the discount rate, the remaining holding period and the non-contractual cash flows. The discount rate is affected by movements in the aircraft funding markets, and can be impacted by fluctuations in required rates of return in debt and equity, and loan to value ratios. The remaining holding period and non-contractual cash flows represent management's estimate of the remaining service period of an aircraft and the estimated non-contractual cash flows over the remaining life of the aircraft. An increase in the discount rate applied would have an inverse effect on the fair value of an aircraft, while an increase in the remaining holding period or the estimated non-contractual cash flows would increase the fair value measurement.

P. Derivative Financial Instruments

        We use derivatives to manage exposures to interest rate and foreign currency risks. At September 30, 2012, we had interest rate swap agreements entered into with a related counterparty and two interest rate cap agreements entered into with an unrelated counterparty in connection with a secured financing transaction. Our interest rate swap agreements mature through 2015, and our interest rate cap agreements

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

P. Derivative Financial Instruments (Continued)

mature in 2018. Previously we were also party to two foreign currency swap agreements that matured during 2011 and were entered into with a related counterparty.

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

        All of our interest rate swap agreements are subject to a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. Our interest rate swap agreements are recorded at fair value on our balance sheet in Derivative liabilities (see Note O—Fair Value Measurements). Our interest rate cap agreements are recorded at fair value and included in Lease receivables and other assets. Our derivative contracts do not have any credit risk related contingent features and we are not required to post collateral under any of our existing derivative contracts.

        Derivatives have notional amounts, which generally represent amounts used to calculate contractual cash flows to be exchanged under the contract. The following table presents notional and fair values of derivatives outstanding:

	Asset Derivatives		Liability Derivatives
	Notional Value	Fair Value	Notional Value	Fair Value
	(Dollars in thousands)
September 30, 2012
Derivatives designated as hedging instruments:
Interest rate swap agreements(a)	$—	$—	$365,982	$(23,910)
Derivatives not designated as hedging instruments:
Interest rate cap agreements(b)	$69,036	$70	$—	$—

Total derivatives		$70		$(23,910)

December 31, 2011
Derivatives designated as hedging instruments:
Interest rate swap agreements(a)	$—	$—	$480,912	$(31,756)
Derivatives not designated as hedging instruments:
Interest rate cap agreements(b)	$77,946	$198	$—	$—

Total derivatives		$198		$(31,756)

(a)
Converts floating interest rate debt into fixed rate debt.

(a)
Derivative assets are presented in Lease receivables and other assets on the Condensed, Consolidated Balance Sheet.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

P. Derivative Financial Instruments (Continued)

        We recorded the following in OCI related to derivative instruments designated as hedging instruments:

	(Loss) Gain
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Effective portion of change in fair market value of derivatives:
Interest rate swap agreements(a)	$2,275	$9,908	$5,715	$17,604
Foreign exchange swap agreements(b)	—	2,113	—	140,029
Amortization of balances of de-designated hedges and other adjustments	282	610	847	2,525
Foreign exchange component of cross currency swaps charged (credited) to income	—	11,400	—	(104,800)
Income tax effect	(904)	(8,411)	(2,216)	(19,375)

Net changes in fair value of cash flow hedges, net of taxes	$1,653	$15,620	$4,346	$35,983

(a)
Includes the following amounts for the following periods:

Three months ended September 30, 2012 and 2011: (i) effective portion of the unrealized gain or (loss) on derivative position recorded in OCI of $(1,898) and $3,730, respectively, and (ii) amounts reclassified from AOCI primarily into interest expense when cash payments were made or received on qualifying cash flow hedges of $4,173 and $6,178, respectively.

Nine months ended September 30, 2012 and 2011: (i) effective portion of the unrealized gain or (loss) on derivative position recorded in OCI of $(8,136) and $(1,988), respectively and (ii) amounts reclassified from AOCI primarily into interest expense when cash payments were made or received on qualifying cash flow hedges of $13,851 and $19,592, respectively.

(b)
Includes the following amounts for the following periods:

Three months ended September 30, 2011: (i) effective portion of the unrealized gain or (loss) on derivative position of $(8,785); and (ii) amounts reclassified from AOCI primarily into interest expense when cash payments were made or received on qualifying cash flow hedges of $10,898.

Nine months ended September 30, 2011: (i) effective portion of the unrealized gain or (loss) on derivative position of $108,709; and (ii) amounts reclassified from AOCI primarily into interest expense when cash payments were made or received on qualifying cash flow hedges of $31,320.

        We estimate that within the next twelve months, we will amortize into earnings approximately $14.1 million of the pre-tax balance in AOCI under cash flow hedge accounting in connection with our program to convert debt from floating to fixed interest rates.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

P. Derivative Financial Instruments (Continued)

        The following table presents the effect of derivatives recorded in Other Expenses on the Condensed, Consolidated Statements of Income:

	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)(a)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Derivatives Designated as Cash Flow Hedges:
Ineffectiveness recorded on interest rate swap agreements(a)	$(19)	$(27)	$(64)	$(85)
Ineffectiveness recorded on foreign exchange swap agreements(a)	—	—	—	1,008

Total	(19)	(27)	(64)	923

Derivatives Not Designated as a Hedge:
Interest rate cap agreements	174	(341)	368	(1,467)

Reconciliation to Condensed, Consolidated Statements of Income:
Income effect of maturing derivative contracts	—	(6,502)	—	(6,502)

Reclassification of amounts de-designated as hedges recorded in AOCI	(282)	(610)	(847)	(2,525)

Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates recorded in Other Expenses	$(127)	$(7,480)	$(543)	$(9,571)

(a)
All components of each derivative's gain or loss were included in the assessment of effectiveness.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

Q. Fair Value Disclosures of Financial Instruments

        The carrying amounts and fair values (as well as the level within the fair value hierarchy to which the valuation relates) of our financial instruments are as follows:

	Estimated Fair Value				Carrying Amount of Asset (Liability)
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
September 30, 2012
Cash, including restricted cash	$319,218	$2,698,049 (a)	$—	$3,017,267	$3,017,267
Notes receivable	—	18,874	—	18,874	18,973
Debt financing (including subordinated debt and foreign currency adjustment)	(18,249,220)	(7,607,860)	—	(25,857,080)	(24,209,105)
Derivative assets	—	70	—	70	70
Derivative liabilities	—	(23,910)	—	(23,910)	(23,910)
Guarantees	—	—	(52,273)	(52,273)	(49,685)
December 31, 2011
Cash, including restricted cash	$1,565,480	$824,336 (a)	$—	$2,389,816	$2,389,816
Notes receivable	—	8,713	—	8,713	9,489
Debt financing (including subordinated debt and foreign currency adjustment)	(18,382,511)	(5,845,534)	—	(24,228,045)	(24,384,272)
Derivative assets	—	198	—	198	198
Derivative liabilities	—	(31,756)	—	(31,756)	(31,756)
Guarantees	—	—	(34,103)	(34,103)	(21,164)

(a)
Includes restricted cash of $371.1 million (2012) and $414.8 million (2011).

        We used the following methods and assumptions in estimating our fair value disclosures for financial instruments:

        Cash:    The carrying value reported on the balance sheet for cash and cash equivalents and restricted cash approximates its fair value. We consider time deposits Level 2 valuations because the amounts are not readily available for immediate withdrawal.

        Notes Receivable:    The fair values for notes receivable are estimated using discounted cash flow analysis, using market quoted discount rates that approximate the credit risk of the issuing party.

        Debt Financing:    Quoted prices are used where available. The fair value of our long-term unsecured fixed-rate debt is estimated using a discounted cash flow analysis, based on our spread to U.S. Treasury bonds for similar debt at year-end. The fair value of our long-term unsecured floating rate debt is estimated using a discounted cash flow analysis based on credit default spreads. The fair value of our long-term secured debt is estimated using discounted cash flow analysis based on credit default spreads.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

Q. Fair Value Disclosures of Financial Instruments (Continued)

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

Overview

        We are the world's largest independent aircraft lessor, measured by number of owned aircraft, with over 1,000 owned or managed aircraft. As of September 30, 2012, we owned 918 aircraft in our leased fleet and seven additional aircraft in AeroTurbine's leased fleet, with an aggregate net book value of approximately $34.9 billion. The weighted average age of our fleet, weighted by the net book value of our aircraft, was 8.1 years at September 30, 2012. We had 15 additional aircraft in the fleet classified as finance and sales-type leases and provided fleet management services for 84 aircraft. Our fleet features popular aircraft types, including both narrowbody and widebody aircraft. In addition to our existing fleet, as of September 30, 2012, we had commitments to purchase 233 new aircraft for delivery through 2019, including seven through sale-leaseback transactions. The new aircraft commitments are comprised of 100 Airbus A320neo family aircraft, 20 Airbus A350 aircraft, 74 Boeing 787 aircraft, 38 Boeing 737-800 aircraft and one Boeing 777-300ER aircraft. We also have the rights to purchase an additional 50 Airbus A320neo family aircraft. In addition, we have committed to purchase seven used aircraft from third parties. We intend to continue to complement our orders from aircraft manufacturers with strategic acquisitions of additional aircraft from third parties, which may include sale-leaseback transactions with airlines. We balance the benefits of holding and leasing our aircraft and selling or parting-out the aircraft depending on economics and opportunities.

        Our aircraft leases are predominantly "net" leases under which lessees are generally responsible for all operating expenses, which customarily include maintenance, fuel, crews, airport and navigation charges, taxes, licenses, aircraft registration and insurance premiums. We, however, generally contribute to the first major maintenance event a lessee incurs during the lease of a used aircraft and, if an aircraft is returned due to a lessee ceasing operations or failing to meet its obligations under a lease, we may incur costs to prepare the aircraft for re-lease. Our leases are for a fixed term, although in many cases the lessees have early termination rights or extension options. Our leases require all non-contingent payments to be made in advance and our leases are predominantly denominated in U.S. dollars. Our lessees are generally required to continue to make lease payments under all circumstances, including periods during which the aircraft is not in operation due to maintenance or grounding. We typically contract to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term due to exceptional circumstances, we have generally been able to re-lease the aircraft within two to six months of their return. The weighted average lease term remaining on our current leases, weighted by net book value of our aircraft, was 4.1 years as of September 30, 2012.

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

        We operate our business on a global basis, deriving more than 90% of our revenues from airlines outside of the United States. As of September 30, 2012, we had 901 aircraft leased under operating leases to 177 customers in 77 countries, with no lessee accounting for more than 10% of lease revenue for the nine months ended September 30, 2012. Our leased fleet at September 30, 2012, also included the following additional aircraft not subject to a signed lease agreement or a signed letter of intent: eight aircraft that are currently being remarketed for lease, five aircraft that were subsequently leased, and four aircraft that have been or will be parted out or sold but did not meet the criteria for being classified as held for sale. We have 94 aircraft that are subject to leases expiring through 2013, 36 of which are not yet subject to a signed lease agreement or a signed letter of intent following the expiration of their current leases. If the current customers do not extend these leases, we will be required to find new customers for these aircraft. We also maintain relationships with 19 additional customers who operate aircraft we manage. Our results of operations are affected by a variety of factors, primarily:

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

        Recent challenges in the global economy, including the European sovereign debt crisis, political uncertainty in the Middle East, and sustained higher fuel prices, have negatively impacted many airlines' profitability, cash flows and liquidity, and increased the probability that some airlines, including our customers, will cease operations or file for bankruptcy. During the nine months ended September 30, 2012, nine customers, including one with two separate operating certificates, have ceased operations or filed for bankruptcy, or its equivalent, and returned 54 of our aircraft. As of October 30, 2012, 37 of the 54 returned aircraft have been committed to lease, 13 aircraft have been, or are intended to be, parted-out or sold, and four aircraft are being remarketed for lease. Future events, including a prolonged recession, ongoing uncertainty regarding the European sovereign debt crisis, political unrest, continued weak consumer demand, high fuel prices, or restricted availability of credit to the aviation industry, could lead to the weakening or cessation of operations of additional airlines, which in turn would adversely affect our earnings and cash flows in the near term.

        Despite the current difficulties in the global economy, we are optimistic about the long-term future of air transportation and the growing role that the leasing industry and ILFC, in particular, will play in commercial air transport. At October 30, 2012, we had signed leases for all of our new aircraft deliveries through 2013. We have contracted with Airbus and Boeing to purchase new fuel-efficient aircraft with delivery dates through 2019. These aircraft are in high demand from our airline customers. In many cases, we have delivery positions for the most modern and fuel-efficient aircraft earlier than the airlines can obtain such aircraft from the manufacturers. At September 30, 2012, we had agreements to purchase seven new aircraft from airlines through sale-leaseback transactions with scheduled delivery dates in 2012 and 2013, one of which had been delivered as of October 30, 2012. We believe that, with respect to our used aircraft, we have the market reach, visibility and understanding to move our aircraft across jurisdictions to best deploy our aircraft with the world's airlines. We are focused on increasing our presence in frontier and emerging markets that have high potential for passenger growth and other markets that have significant demand for new aircraft. We have assembled a highly skilled and experienced management team and have secured sufficient liquidity to manage through expected market volatility. We have also demonstrated strong and sustainable financial performance through most airline industry cycles over the past 30 years. For these reasons, we believe that we are well positioned to manage the current cycle and over the long-term.

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

        On August 8, 2012 and September 14, 2012, the Department of the Treasury sold shares of AIG's common stock through registered public offerings. Following these offerings of AIG's common stock and a $5 billion share purchase by AIG of its common stock, the Department of the Treasury owns approximately 15.9% of AIG's outstanding common stock.

Recent events related to ILFC Holdings, Inc.

        On September 2, 2011, ILFC Holdings, Inc., an indirect wholly owned subsidiary of AIG, filed a registration statement on Form S-1 with the SEC for a proposed initial public offering, which was most recently amended on September 12, 2012. If an initial public offering is completed, we will become a direct wholly owned subsidiary of ILFC Holdings, Inc. prior to the consummation of the initial public offering. The number of shares to be offered, price range and timing of the proposed offering have not yet been determined. The timing of any offering will depend on market conditions and no assurance can be given regarding the terms of any offering or that an offering will be completed.

Our Revenues

        Our revenues consist primarily of rental of flight equipment, flight equipment marketing and gain on aircraft sales and interest and other income.

  Rental of Flight Equipment

        Our leasing revenue is principally derived from airlines and companies associated with the airline industry. Our aircraft leases generally provide for the payment of a fixed, periodic amount of rent. In certain cases our leases provide for additional rental revenue based on usage. The usage may be calculated based on hourly usage or on the number of cycles operated. A cycle is defined as one take-off and landing. Under the provisions of many of our leases we receive overhaul rentals based on the usage of the aircraft. Lessees are generally responsible for maintenance and repairs, including major maintenance (overhauls) over the term of the lease. For certain airframe and engine overhauls, we reimburse the lessee for costs incurred up to, but not exceeding, related overhaul rentals that the lessee has paid to us. We recognize overhaul rentals received as revenue, net of estimated overhaul reimbursements. During the nine months ended September 30, 2012, we recognized net overhaul rental revenue of approximately $220.1 million from overhaul collections of $555.6 million. Additionally, in connection with a lease of a used aircraft, we generally agree to contribute to the first major maintenance events the lessee incurs during the lease. At the time we pay the agreed upon maintenance contribution, we record the contribution against the deferred overhaul rentals to the extent we have received overhaul rentals from the lessee, or against return condition deficiency deposits to the extent we have received such deposits from the prior lessee. We capitalize as lease incentives any amount of the actual maintenance contributions in excess of the overhaul rental deposits and payments received from lessees for deficiencies in return conditions and amortize the lease incentives into Rental of flight equipment over the remaining life of the lease. For the nine months ended September 30, 2012, we capitalized $50.7 million, of which $26.1 million was for maintenance contributions. During the nine months ended September 30, 2012, we amortized lease incentives into Rentals of flight equipment, primarily related to such contributions, aggregating $45.7 million.

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

        Other income includes gross profit on sales from AeroTurbine of engines, airframes, parts and supplies and management fee revenue we generate through a variety of management services that we provide to non-consolidated aircraft securitization vehicles and joint ventures and third party owners of aircraft. Our management services may include leasing and remarketing services, cash management and treasury services, technical advisory services and accounting and administrative services depending on the needs of the aircraft owner. Income from AeroTurbine's engine, airframes, parts and supplies sales are included in Interest and other income, net of cost of sales. See Note F of Notes to Condensed, Consolidated Financial Statements. The cost of sales for AeroTurbine's sales consist of the net book value of the flight equipment and other inventory sold to third parties at the time of the sale. The price AeroTurbine receives for engines, airframes, parts and supplies is largely dependent on the condition of the asset being sold, airline market conditions and the supply and demand balance for the type of asset being sold. During the nine months ended September 30, 2012, we designated nine aircraft for part-out and transferred them to AeroTurbine. Over the next year, we plan to increase the number of aircraft designated for part-out and strengthen our capabilities to realize more value from our aircraft that are out of production or adversely affected by new technology developments. Additionally, AeroTurbine gives us access to parts and engines from their extensive selection of readily available inventory. Through October 30, 2012, we have transferred one additional aircraft to AeroTurbine for part-out.

Our Operating Expenses

        Our primary operating expenses consist of interest on debt, depreciation, aircraft impairment charges, selling, general and administrative expenses and other expenses.

  Interest Expense

        Our interest expense in any period is primarily affected by changes in interest rates and outstanding amounts of indebtedness. Since 2010, several of our refinancings have had relatively higher interest rates than the debt we replaced. We have also extended our debt maturities from a weighted average of 4.3 years as of December 31, 2008 to a weighted average of 6.4 years as of September 30, 2012. While our average effective cost of borrowing has increased since 2009, the decrease in our average debt outstanding due to our deleveraging efforts has offset those increases, and, as a result, our interest expense decreased for the nine months ended September 30, 2012, as compared to the same period in 2011. Our average effective cost of borrowing reflects our composite interest rate, including the effect of interest rate swaps or other derivatives and the effect of debt discounts.

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

        During the nine months ended September 30, 2012, we recorded impairment charges and fair value adjustments of approximately $190.7 million. While we continue to manage our fleet by ordering new in-demand aircraft and optimize our returns on our existing aircraft either by follow-on leases, sales or part-outs, we may incur additional impairment charges in the future. Impairment charges may result from future deterioration in lease rates and residual values, which can be caused by new technological developments, further sustained increases in fuel costs, prolonged economic distress, and decisions to sell or part-out aircraft at amounts below net book value. The potential for impairment or fair value adjustments could be material to our results of operations for an individual period.

  Aircraft Costs

        Aircraft costs consist of maintenance and repossession-related expenses borne by us that are in excess of what a lessee has actually provided for. These expenses are typically incurred when aircraft are returned early, repossessed or otherwise off-lease. During the first nine months of 2012, aircraft costs have increased to $95.8 million from $38.0 million compared to the same period in 2011. This increase is primarily due to a higher number of aircraft that were repossessed from failed customers during the first nine months of 2012. While lessees are generally responsible for maintenance of the aircraft under the provisions of the lease, we may incur costs to prepare the aircraft for re-lease when aircraft are returned early or repossessed and are not in satisfactory condition to re-lease.

  Selling, General and Administrative Expenses

        Our principal selling, general and administrative expenses consist of expenses related to, personnel expenses, including salaries, share-based compensation charges, employee benefits, professional and advisory costs and office and travel expenses. The level of our selling, general and administrative expenses is influenced primarily by the number of employees and the extent of transactions or ventures we pursue which require the assistance of outside professionals or advisors.

  Other Expenses

        Other expenses consist primarily of lease related charges, provision for losses on aircraft asset value guarantees, and provision for credit losses on notes receivable and net investment in finance and sales-type leases. Our lease related charges include the write-off of unamortized lease incentives and overhaul and straight-line lease adjustments that we incur when we sell an aircraft prior to the end of the lease.

        Our provision for losses on aircraft asset value guarantees consists of charges in the event of a shortfall between the fair market value and the guaranteed value of the aircraft we have guaranteed. Management compares the guaranteed value under all guarantees to the fair market value of the related aircraft on a quarterly basis to identify any such shortfall. At September 30, 2012, we had been called upon to perform under five aircraft asset value guarantees. At September 30, 2012, we also provided guarantees that had not yet been exercised for the residual value of 14 aircraft with an aggregate estimated purchase price of $369 million. Total reserves related to such guarantees were $44.6 million at September 30, 2012.

        Our provision for credit losses on notes receivable consists primarily of allowances we establish to reduce the carrying value of our notes receivable to estimated collectible levels. Management reviews all outstanding notes that are in arrears to determine whether we should reserve for, or write off any portion of, the notes receivable. In this process, management evaluates the collectability of each note and the value of the underlying collateral, if any, by assessing relevant operational and financial issues. As of September 30, 2012, notes receivable, net, were not material.

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

        We believe the following critical accounting policies could have a significant impact on our results of operations, financial condition and financial statement disclosures, and may require subjective and complex estimates and judgments:

  •
  Flight Equipment

  •
  Lease Revenue

  •
  Derivative Financial Instruments

  •
  Fair Value Measurements

  •
  Income Taxes

        We evaluate our estimates, including those related to flight equipment, lease revenue, derivative financial instruments, fair value measurements, and income taxes, on a recurring basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. For a detailed discussion on the application of our critical accounting policies, see Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011. The following discussion includes any material updates related to these accounting policies and estimates for the nine months ended September 30, 2012:

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

        Sensitivity Analysis:    Aircraft impairment charges on flight equipment held for use aggregated $102.7 million for the nine months ended September 30, 2012. If estimated cash flows used in a hypothetical full fleet assessment as of September 30, 2012, were decreased by 10% or 20%, 13 additional aircraft with a net book value of $224.3 million or 54 additional aircraft with a net book value of $1.7 billion, respectively, would have been impaired and written down to their resulting respective fair values. In addition our lessees may face financial difficulties and return aircraft to us prior to the contractual lease expiry dates. As a result, our cash flow assumptions may change and future impairment charges may be required.

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

        Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed of aggregated $88.0 million for the nine months ended September 30, 2012. We recorded impairment charges and fair value adjustments of (i) $43.0 million on 9 aircraft we sold or deemed more likely than not to be sold, but that did not meet the criteria required to be classified as Flight equipment held for sale; (ii) $4.1 million on 4 aircraft classified as Flight equipment held for sale, aircraft sold or transferred from Flight equipment held for sale back to flight equipment under operating leases; and (iii) $40.9 million on 10 aircraft and 13 engines intended to be or designated for part-out.

Results of Operations

  Three Months Ended September 30, 2012 Versus 2011

        Flight Equipment:    During the three months ended September 30, 2012, we had the following activity related to flight equipment in our leased fleet:

Number of Aircraft
Flight equipment in our leased fleet at June 30, 2012	933
Aircraft reclassified to Net investment in finance and sales-type leases	(11)
Aircraft purchases	9
Aircraft sold from our leased fleet	(1)
Aircraft designated for part-out	(5)
Aircraft transferred from Flight equipment held for use to Flight equipment held for sale	(7)

Flight equipment in our leased fleet at September 30, 2012(a)	918

(a)
Includes 17 aircraft not subject to a signed lease agreement or a signed letter of intent, five of which were subsequently leased, four of which have been or will be disposed of but did not meet the criteria for being classified as held for sale, and eight of which we are remarketing. Also excludes seven aircraft owned by AeroTurbine.

        Income before Income Taxes:    Our income before income taxes increased by approximately $1,364.5 million for the three months ended September 30, 2012, as compared to the same period in 2011, primarily due to $1,428.1 million net decrease in aircraft impairment charges and fair value adjustments. Our income before income taxes for the 2012 period also increased primarily due to (i) a $14.2 million increase in revenue, net of cost of sales, contributed by AeroTurbine, which we acquired in October 2011; (ii) an $11.4 million increase in proceeds primarily related to early termination fees and security deposit forfeitures; and (iii) a $6.7 million increase in revenue from flight equipment marketing and gain on aircraft sale. These increases in income were partially offset by (i) a $37.6 million increase in aircraft costs; (ii) a $19.6 million decrease in rental revenue; (iii) a $16.2 million increase in other expenses; (iv) a $15.8 million increase in depreciation expense; and (v) a $14.5 million increase in selling, general, and administrative expenses. See below for a more detailed discussion of the effects of each item affecting income for the three months ended September 30, 2012, as compared to the same period in 2011.

        Rental of Flight Equipment:    Revenues from rentals of flight equipment decreased 1.8% to $1,097.3 million for the three months ended September 30, 2012, as compared to $1,116.9 million for the same period in 2011. The average number of aircraft we owned during the period ended September 30, 2012, decreased to 926 compared to 934 for the period ended September 30, 2011. Revenues from rentals of flight equipment recognized for the three months ended September 30, 2012, decreased slightly as compared to the same period in 2011 due primarily to (i) a $39.7 million decrease related to a higher number of aircraft in transition between lessees; (ii) a $37.5 million decrease due to lower lease rates on aircraft in our fleet during both periods that were re-leased or had lease rates change between the two periods; and (iii) a $6.2 million decrease related to aircraft in service during the three months ended September 30, 2011, and sold prior to September 30, 2012. These decreases in revenue were partly offset by (i) a $23.5 million increase from new aircraft added to our fleet after September 30, 2011, and from aircraft in our fleet as of September 30, 2011, that earned revenue for a greater number of days during the three months ended September 30, 2012, as compared to the same period in 2011; (ii) a $20.9 million increase in net overhaul rentals recognized; and (iii) a $19.4 million increase due to lease revenue earned by AeroTurbine, which we acquired on October 7, 2011.

        At September 30, 2012, four customers operating ten aircraft were 60 days or more past due on non-contingent rents aggregating $22.9 million relating to some of those aircraft, $22.2 million of which relates to one customer. Of this amount, we recognized $7.5 million in rental income through September 30, 2012. In comparison, at September 30, 2011, ten customers operating 25 aircraft were 60 days or more past due on minimum lease payments aggregating $11.6 million relating to some of those aircraft, $10.8 million of which we recognized in rental income through September 30, 2011. Additionally, at December 31, 2011, 14 customers operating 52 aircraft were 60 days or more past due on minimum lease payments aggregating $13.8 million relating to some of those aircraft, $13.0 million of which we recognized in rental income through December 31, 2011. We have refined our disclosures related to delinquencies to more closely align our disclosures with how management monitors significant delinquencies.

        In addition, nine of our customers, including one with two separate operating certificates, have declared bankruptcy or ceased operations or its equivalent during 2012: (i) Spanair, S.A. ceased operations on January 27, 2012; (ii) Malev Ltd. ceased operations on February 3, 2012; (iii) Global Aviation Holdings declared bankruptcy on February 5, 2012; (iv) Strategic Airlines Pty Ltd., trading as Air Australia Airways, ceased operations on February 17, 2012; (v) Mint Airways ceased operations on May 22, 2012; (vi) Air Finland ceased operations on June 26, 2012; (vii) OLT Express Poland Sp. z o.o. ceased operations on July 27, 2012; (viii) Wind Jet S.p.A. ceased operations on August 12, 2012; and (ix) Air Nigeria Development Limited ceased operations on September 10, 2012. As a result, these customers returned 54 of our owned aircraft. As of October 30, 2012, 37 of the 54 returned aircraft have been committed to lease, 13 aircraft have been, or are intended to be, parted-out or sold, and four aircraft are being remarketed for lease.

        Flight Equipment Marketing and Gain on Aircraft Sales:    Flight equipment marketing and gain on aircraft sales increased by $6.7 million for the three months ended September 30, 2012, as compared to the same period in 2011, primarily due to gains recorded on eight aircraft sold, seven of which were sold under sales-type leases, during the three months ended September 30, 2012, as compared to gains recognized on sales of aircraft parts for the same period in 2011.

        Interest and Other Revenue:    Interest and other revenue increased to $34.1 million for the three months ended September 30, 2012, compared to $2.4 million for the same period in 2011 due to (i) a $14.2 million increase in revenue recognized by AeroTurbine, net of cost of sales, from the sale of engines, airframes, parts and supplies; (ii) an $11.4 million increase in early termination fees and security deposit forfeitures; (iii) a $5.5 million increase in foreign exchange gains, net of losses and (iv) other minor fluctuations aggregating an increase of $0.6 million.

        Interest Expense:    Interest expense remained relatively constant at $386.8 million for the three months ended September 30, 2012, compared to $388.4 million for the same period in 2011.

        Depreciation:    Depreciation of flight equipment increased 3.4% to $482.1 million for the three months ended September 30, 2012, compared to $466.3 million for the same period in 2011, due to changes in the estimated useful lives and residual values of certain aircraft types in the third quarter of 2011 and $8.1 million of depreciation expense recorded by AeroTurbine, which we did not acquire until October 7, 2011.

        Aircraft Impairment Charges on Flight Equipment Held for Use:    Aircraft impairment charges on flight equipment held for use decreased to $61.2 million relating to six aircraft for the three months ended September 30, 2012 as compared to $1,515.3 million relating to 95 aircraft recorded for the three months ended September 30, 2011. The 2011 impairment charges were primarily due to changes in the holding period and residual values of certain out-of-production aircraft or aircraft impacted by new technology developments, resulting from our analysis of then-current macro-economic factors and our acquisition of AeroTurbine when performing our 2011 annual recoverability assessment. See Note H of Notes to Condensed, Consolidated Financial Statements.

        Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed of:    During the three months ended September 30, 2012 and 2011, respectively, we recorded the following aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed of:

	Three Months
	September 30, 2012			September 30, 2011
	Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments		Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments
	(Dollars in millions)
Loss/(Gain)
Impairment charges and fair value adjustments on aircraft likely to be sold or sold (including sales-type leases)	5	$5.2		2	$10.1
Fair value adjustments on held for sale aircraft sold or transferred from held for sale back to flight equipment under operating leases(a)	4	4.1		—	(0.2)
Impairment charges on aircraft intended to be or designated for part-out	6	26.6	(b)	—	—

Total Impairment charges and fair value adjustments on flight equipment sold or to be disposed of	15	$35.9	(b)	2	$9.9

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

(b)
Includes charges relating to nine engines for the three months ended September 30, 2012.

        Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed of increased to $35.9 million for the three months ended September 30, 2012, compared to $9.9 million for the same period in 2011. During the three months ended September 30, 2012, we recorded impairment charges and fair value adjustments on 15 aircraft and nine engines that were sold or to be disposed of, compared to two such aircraft for the same period in 2011. See Note I of Notes to Condensed, Consolidated Financial Statements.

        Aircraft Costs:    Aircraft costs increased to $49.6 million for the three months ended September 30, 2012, compared to $12.0 million for the same period in 2011 primarily due to a higher number of aircraft that were repossessed from failed customers.

        Selling, General and Administrative Expenses:    Selling, general and administrative expenses increased to $61.4 million for the three months ended September 30, 2012, compared to $46.9 million for the same period in 2011 due to (i) an $11.0 million increase in expenses incurred by AeroTurbine, which we did not acquire until October 7, 2011, and (ii) a $7.8 million increase in salaries and employee related expenses, due to an increase in share-based compensation resulting from a significant improvement in AIG's stock price and an increase in employee headcount. These increases were partially offset by minor fluctuations aggregating a decrease of $4.3 million.

        Other expenses:    Other expenses of $32.7 million for the three months ended September 30, 2012 consisted of (i) $31.3 million of charges relating to reserves recorded on three aircraft asset value guarantees; (ii) $1.3 million of aggregated lease charges; and (iii) $0.1 million from the effect of derivatives. Other expenses of $16.6 million for the three months ended September 30, 2011 consisted of (i) $9.7 million resulting from an allowance recorded of two notes receivable and (ii) $7.5 million from the effect from derivatives, of which $6.5 million relates to losses recorded relating to matured swaps partially offset by $0.6 million of aggregated lease related income, net of lease charges.

        Provision for Income Taxes:    Our effective tax rate for the three months ended September 30, 2012, increased to 36.2% from 34.2% for the same period in 2011. Our effective tax rate continues to be impacted by minor permanent items and interest accrued on uncertain tax positions and Internal Revenue Service ("IRS") audit adjustments. Our reserve for uncertain tax positions increased by $58.5 million for the three months ended September 30, 2012, the benefits of which, if realized, would have a significant impact on our effective tax rate.

        Other Comprehensive Income:    Other comprehensive income decreased to $2.0 million for the three months ended September 30, 2012, compared to $15.5 million for the same period in 2011, primarily due to a decrease in the aggregate notional value of derivatives as a result of foreign exchange swaps that matured in 2011, which impacted the aggregate change in market values on derivatives designated as cash flow hedges.

  Nine Months Ended September 30, 2012 Versus 2011

        Flight Equipment:    During the nine months ended September 30, 2012, we had the following activity related to flight equipment in our leased fleet:

Number of Aircraft
Flight equipment in our leased fleet at December 31, 2011	930
Aircraft reclassified from Net investment in finance and sales-type leases	2
Aircraft reclassified to Net investment in finance and sales-type leases	(11)
Aircraft purchases	26
Aircraft sold from our leased fleet	(9)
Aircraft designated for part-out	(13)
Aircraft transferred from Flight equipment held for use to Flight equipment held for sale	(7)

Flight equipment in our leased fleet at September 30, 2012(a)	918

(a)
Includes 17 aircraft not subject to a signed lease agreement or a signed letter of intent, five of which were subsequently leased, four of which have been or will be disposed of but did not meet the criteria for being classified as held for sale, and eight of which we are remarketing. Also excludes seven aircraft owned by AeroTurbine.

        Income before Income Taxes:    Our income before income taxes increased by approximately $1,392.2 million for the nine months ended September 30, 2012, as compared to the same period in 2011, primarily due to a $1,489.5 million decrease in aircraft impairment charges and fair value adjustments. Our income before income taxes for the 2012 period also increased due to (i) a $38.2 million decrease in losses on extinguishment of debt; (ii) a $37.2 million decrease in interest expense; (iii) a $36.1 million increase from revenue, net of cost of sales, contributed by AeroTurbine, which we acquired in October 2011; (iv) an $18.5 million increase in revenue from flight equipment marketing and gain on aircraft sales; and (v) a $15.2 million decrease in other expenses. These increases were partially offset by (i) a $75.9 million increase in selling, general, and administrative expenses; (ii) a $64.8 million increase in depreciation expense; (iii) a $57.8 million increase in aircraft costs; and (iv) a $48.6 million decrease in rental revenue. See below for a more detailed discussion of the effects of each item affecting income for the nine months ended September 30, 2012, as compared to the same period in 2011.

        Rental of Flight Equipment:    Revenues from rentals of flight equipment decreased slightly to $3,320.7 million for the nine months ended September 30, 2012 from $3,369.3 million for the same period in 2011. The average number of aircraft we owned during the period ended September 30, 2012, decreased to 924 compared to 934 for the period ended September 30, 2011. Revenues from rentals of flight equipment recognized for the nine months ended September 30, 2012, decreased slightly as compared to the same period in 2011 due to (i) a $139.4 million decrease due to lower lease rates on aircraft in our fleet during both periods that were re-leased or had lease rates change between the two periods; (ii) a $51.8 million decrease related to a higher number of aircraft in transition between lessees; and (iii) a $25.6 million decrease related to aircraft in service during the nine months ended September 30, 2011, and sold prior to September 30, 2012. These decreases in revenue were partly offset by (i) a $64.8 million increase in lease revenue earned by AeroTurbine, which we did not acquire until October 7, 2011; (ii) a $56.3 million increase from new aircraft added to our fleet after September 30, 2011, and from aircraft in our fleet as of September 30, 2011, that earned revenue for a greater number of days during the nine months ended September 30, 2012, than during the same period in 2011; and (iii) a $47.1 million increase from net overhaul rentals recognized.

        Flight Equipment Marketing and Gain on Aircraft Sales:    Flight equipment marketing and gain on aircraft sales increased by $18.5 million for the nine months ended September 30, 2012, as compared to the same period in 2011, primarily due to gains recorded on 12 aircraft sold, seven of which were sold under sales-type leases during the nine months ended September 30, 2012 as compared to gains recorded on sales of aircraft parts for the same period in 2011.

        Interest and Other Revenue:    Interest and other revenue increased to $81.8 million for the nine months ended September 30, 2012, compared to $41.3 million for the same period in 2011 due to (i) a $36.1 million increase in revenue recognized by AeroTurbine, net of cost of sales, from the sale of engines, airframes, parts and supplies; and (ii) a $4.4 million increase due to early termination fees and security deposit forfeitures.

        Interest Expense:    Interest expense remained relatively constant at $1,165.8 million for the nine months ended September 30, 2012, compared to $1,203.0 million for the same period in 2011.

        During the nine months ended September 30, 2012, we prepaid in full $456.9 million outstanding under our secured credit facility dated October 13, 2006 and $750 million outstanding under one of our secured term loans, and we refinanced our $550 million secured term loan at a lower interest rate. In connection with these prepayments and refinancing, we recognized losses aggregating $22.9 million from the write off of unamortized deferred financing costs and deferred debt discount. See Note K of Notes to Condensed, Consolidated Financial Statements.

        Depreciation:    Depreciation of flight equipment increased 4.7% to $1,440.5 million for the nine months ended September 30, 2012, compared to $1,375.7 million for the same period in 2011, due to changes in the estimated useful lives and residual values of certain aircraft types in the third quarter of 2011 and $26.7 million of depreciation expense recorded by AeroTurbine, which we did not acquire until October 7, 2011.

        Aircraft Impairment Charges on Flight Equipment Held for Use: Aircraft impairment charges on flight equipment held for use decreased to $102.7 million relating to ten aircraft for the nine months ended September 30, 2012, as compared to $1,521.9 million relating to 95 aircraft recorded for the same period in 2011. The 2011 impairment charges were primarily due to changes in the holding period and residual values of certain out-of-production aircraft or aircraft impacted by new technology developments, resulting from our analysis of then-current macro-economic factors and our acquisition of AeroTurbine when performing our 2011 annual recoverability assessment. See Note H of Notes to Condensed, Consolidated Financial Statements.

        Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed of:    During the nine months ended September 30, 2012 and 2011 we recorded the following aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed of:

	Nine Months
	September 30, 2012				September 30, 2011
	Aircraft Impaired or Adjusted		Impairment Charges and Fair Value Adjustments		Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments
	(Dollars in millions)
Loss/(Gain)
Impairment charges and fair value adjustments on aircraft likely to be sold or sold (including sales-type leases)	9	(a)	$43.0		16	$159.5
Fair value adjustments on held for sale aircraft sold or transferred from held for sale back to flight equipment under operating leases(b)	4		4.1		10	(3.7)
Impairment charges on aircraft intended to be or designated for part-out	10		40.9	(c)	1	2.5

Total Impairment charges and fair value adjustments on flight equipment sold or to be disposed of	23		$88.0	(c)	27	$158.3

(a)
Excludes one aircraft that was impaired in prior quarters, but for which an additional charge was recorded in the current period for aircraft intended to be or designated for part-out.

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

(c)
Includes charges relating to 13 engines for the nine months ended September 30, 2012.

        Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed of decreased to $88.0 million for the nine months ended September 30, 2012, compared to $158.3 million for the same period in 2011. The decrease was primarily due to seven fewer aircraft sold or identified as likely to be sold at September 30, 2012, resulting in lower impairment charges, as compared to the same period in 2011. This decrease was partially offset by impairment charges on ten aircraft intended to be or designated for part-out during the nine months ended September 30, 2012, as compared to one aircraft for the same period in 2011. During the nine months ended September 30, 2012, we recorded impairment charges and fair value adjustments on a total of 23 aircraft and 13 engines that were sold or to be disposed of, compared to 27 such aircraft during the nine months ended September 30, 2012. See Note I of Notes to Condensed, Consolidated Financial Statements.

        Aircraft Costs:    Aircraft costs increased to $95.8 million for the nine months ended September 30, 2012, compared to $38.0 million for the same period in 2011 primarily due to a higher number of aircraft that were repossessed from failed customers.

        Selling, General and Administrative Expenses:    Selling, general and administrative expenses increased to $191.6 million for the nine months ended September 30, 2012, compared to $115.7 million for the same period in 2011 due to (i) a $38.8 million increase due to expenses incurred by AeroTurbine, which we did not acquire until October 7, 2011; (ii) a $33.3 million increase in salaries and employee related expenses due to an increase in share-based compensation resulting from a significant improvement in AIG's stock price, an increase in employee headcount and an out of period credit adjustment of $8.3 million in 2011 relating to pension expenses covering employee services from 1996 to 2010, with no such credit recorded in the nine months ended September 30, 2012; and (iii) a $4.7 million increase in bank fees and financing costs related to the modification of one of our debt facilities. These increases were partially offset by minor fluctuations aggregating a decrease of $0.8 million.

        Other Expenses:    Other expenses of $33.2 million for the nine months ended September 30, 2012 consisted of (i) $31.3 million of charges relating to reserves recorded on three aircraft asset value guarantees; (ii) $1.4 million of aggregated lease charges; and (iii) $0.5 million from the effect of derivatives. Other expenses of $48.4 million for the nine months ended September 30, 2011 consisted of (i) $21.9 million from an allowance recorded of three notes receivable; (ii) $20.0 million of contract cancellation costs; and (iii) $9.6 million from the effect from derivatives, of which $6.5 million relates to losses recorded on matured swaps partially offset by $3.1 million of aggregated lease related income, net of lease charges.

        Provision for Income Taxes:    Our effective tax rate for the nine months ended September 30, 2012, decreased to (24.1)% from 34.2% for the same period in 2011. Our effective tax rate was significantly impacted by a net adjustment of $162.6 million as a result of adjustments in the tax basis of certain flight equipment. The adjustment related to depreciation deductions allocable to tax-exempt foreign trade income and was made as a result of a recent court decision which ruled in favor of a taxpayer. See Note C of Notes to Condensed, Consolidated Financial Statements. In addition, our effective tax rate continues to be impacted by minor permanent items and interest accrued on uncertain tax positions and IRS audit adjustments. Our reserve for uncertain tax positions increased by $453.2 million for the nine months ended September 30, 2012, the benefits of which, if realized, would have a significant impact on our effective tax rate.

        Other Comprehensive Income:    Other comprehensive income decreased to $4.7 million for the nine months ended September 30, 2012, compared to $35.7 million for the same period in 2011, primarily due to a decrease in the aggregate notional value of derivatives as a result of foreign exchange swaps that matured in 2011, which impacted the aggregate change in market values on derivatives designated as cash flow hedges.

Liquidity

        We generally fund our operations, including aircraft purchases, through available cash balances, internally generated funds, including aircraft sales, and debt financings. We borrow funds to purchase new and used aircraft, make progress payments during aircraft construction and pay off maturing debt obligations. We borrow both on a secured and unsecured basis from various sources, including public debt markets, commercial banks and institutional loan markets. Our liquidity management strategy is to align our future debt maturities more closely with future operating cash flows. As a result of a variety of liquidity initiatives, we have extended our debt maturities from a weighted average of 4.3 years as of December 31, 2008 to a weighted average of 6.4 years as of September 30, 2012.

        We generated cash flows from operations of approximately $2.3 billion for the nine months ended September 30, 2012, and we raised $4.0 billion of gross proceeds from debt financings consisting of $2.25 billion of unsecured notes and $1.75 billion of secured financings. We primarily used these proceeds to: (i) finance aircraft purchases; (ii) prepay in full all amounts outstanding under our $750 million secured term loan entered into in 2010 that was scheduled to mature in 2015; (iii) prepay the remaining amount of $456.9 million outstanding under our secured credit facility dated October 13, 2006 and terminate the facility; and (iv) refinance our $550 million secured term loan entered into in 2010 at a lower interest rate. We plan to use the remaining proceeds for general corporate purposes, including aircraft purchases and the repayment of maturing debt. We also increased the maximum aggregate amount available under AeroTurbine's credit facility to $430.0 million. On October 9, 2012, we entered into a new unsecured $2.3 billion revolving credit facility that matures in October 2015, and terminated our previous $2.0 billion revolving credit facility.

        We had approximately $2.6 billion in cash and cash equivalents available for use in our operations at September 30, 2012. We also had $371.1 million of cash restricted from use in our operations, but which we can use to satisfy certain obligations under our operating leases and to pay principal and interest on our 2004 ECA facility. At October 30, 2012, we had the full $2.3 billion available to us under our revolving credit facility and approximately $170.0 million of the $430.0 million was available under AeroTurbine's credit facility. We also have the ability to potentially increase the AeroTurbine credit facility by an additional $70 million either by adding new lenders or allowing existing lenders to increase their commitments if they choose to do so.

        Our bank credit facilities and indentures limit our ability to incur secured indebtedness. The most restrictive covenant in our bank credit facilities permits us and our subsidiaries to incur secured indebtedness totaling up to 30% of our consolidated net tangible assets, as defined in the credit agreement, which limit currently totals approximately $10.7 billion. This limitation is subject to certain exceptions, including the ability to incur secured indebtedness to finance the purchase of aircraft. As of October 30, 2012, we were able to incur an additional $7.8 billion of secured indebtedness under this covenant. Our debt indentures also restrict us and our subsidiaries from incurring secured indebtedness in excess of 12.5% of our consolidated net tangible assets, as defined in the indentures. However, we may obtain secured financing without regard to the 12.5% consolidated net tangible asset limit under our indentures by doing so through subsidiaries that qualify as non-restricted under such indentures.

        In addition to addressing our liquidity needs through debt financings, we may also pursue potential aircraft sales or, for some of our older aircraft that are out-of-production, part-outs. During the nine months ended September 30, 2012, we sold nine aircraft and four engines, two of which were owned by AeroTurbine, for approximately $237.1 million in aggregate gross proceeds in connection with our ongoing fleet management strategy. As of October 30, 2012, we had sold six additional aircraft and we anticipate sales of additional aircraft during the remainder of the year. In evaluating potential sales or part-outs of aircraft, we balance maximization of cash today with the long-term value of holding aircraft.

        We believe the sources of liquidity mentioned above, together with our cash generated from operations, will be sufficient to operate our business and repay our debt maturities for at least the next twelve months.

Debt Financings

        We borrow funds on both a secured and unsecured basis from various sources, including public debt markets, commercial banks and institutional loan markets. During the nine months ended September 30, 2012, we (i) entered into a new $900 million senior secured term loan through a non-restricted subsidiary; (ii) issued $750 million of 4.875% notes due 2015, $750 million of 5.875% notes due 2019 and $750 million of 5.875% notes due 2022 under our shelf registration statement; (iii) entered into a $203 million term loan to finance aircraft; (iv) increased the aggregate amount available under AeroTurbine's credit facility by $95 million for a maximum aggregate available amount of $430 million; (v) prepaid the remaining $456.9 million outstanding under our secured credit facility scheduled to mature in October 2012 and terminated that facility; (vi) prepaid our $750 million secured term loan scheduled to mature in 2015; and (vii) refinanced our $550 million secured term loan, as further discussed below. We also entered into a new $2.3 billion revolving credit facility in October 2012 and terminated our previous $2.0 billion revolving credit facility.

        Our debt financing was comprised of the following:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Secured
Senior secured bonds	$3,900,000	$3,900,000
ECA financings	1,982,649	2,335,147
Secured bank debt(a)	2,014,234	2,246,936
Institutional secured term loans	1,450,000	1,300,000
Less: Deferred debt discount	(8,141)	(17,452)

	9,338,742	9,764,631
Unsecured
Bonds and Medium-Term Notes	13,910,064	13,658,769
Less: Deferred debt discount	(39,701)	(39,128)

	13,870,363	13,619,641

Total Senior Debt Financings	23,209,105	23,384,272
Subordinated Debt	1,000,000	1,000,000

	$24,209,105	$24,384,272

Selected interest rates and ratios which include the economic effect of derivative instruments:
Effective cost of borrowing	6.13%	6.11%
Percentage of total debt at fixed rates	78.66%	76.08%
Effective cost of borrowing on fixed rate debt	6.79%	6.49%
Bank prime rate	3.25%	3.25%

(a)
Of this amount, $279.2 million (2012) and $97.0 million (2011) is non-recourse to ILFC. These secured financings were incurred by VIEs and consolidated into our condensed, consolidated financial statements.

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

        The following table presents information regarding the collateral pledged for our secured debt:

	As of September 30, 2012
	Secured Debt Outstanding	Net Book Value		Number of Aircraft
	(Dollars in thousands)
Senior Secured Bonds	$3,900,000	$6,559,515		174
ECA Financings	1,982,649	5,399,268		119
Secured Bank Debt(a)	2,014,234	2,958,706	(a)	63	(a)
Institutional Secured Term Loans	1,450,000	2,852,834		97

Total	$9,346,883	$17,770,323		453

(a)
Amounts represent net book value and number of aircraft securing ILFC secured bank term debt and do not include the book value or number of AeroTurbine assets securing the AeroTurbine revolving credit agreement, under which $266.0 million is included in the total Debt outstanding. ILFC guarantees the AeroTurbine revolving credit agreement on an unsecured basis.

        Our debt agreements contain various affirmative and restrictive covenants, as described in greater detail below. As of September 30, 2012, we were in compliance with the covenants in our debt agreements.

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

        As of September 30, 2012, approximately $2.0 billion was outstanding under the 2004 ECA facility and no loans were outstanding under the 1999 ECA facility. The interest rates on the loans outstanding under the 2004 ECA facility are either fixed or based on LIBOR and ranged from 0.67% to 4.71% at September 30, 2012. The net book value of the aircraft purchased under the 2004 ECA facility was $4.1 billion at September 30, 2012. The loans are guaranteed by various European ECAs. We have collateralized the debt with pledges of the shares of wholly owned subsidiaries that hold title to the aircraft financed under the facilities. The 2004 ECA facility contains customary events of default and restrictive covenants, including a covenant to maintain a minimum consolidated tangible net worth.

        Because of our current long-term debt ratings, the 2004 ECA facility requires us to segregate security deposits, overhaul rentals and rental payments received under the leases related to the aircraft funded under the 2004 ECA facility (segregated rental payments are used to make scheduled principal and interest payments on the outstanding debt). The segregated funds are deposited into separate accounts pledged to and controlled by the security trustee of the 2004 ECA facility. At September 30, 2012, and December 31, 2011, respectively, we had segregated security deposits, overhaul rentals and rental payments aggregating $369.4 million and $414.8 million related to aircraft funded under the 2004 ECA facility. The segregated amounts fluctuate with changes in security deposits, overhaul rentals, rental payments and principal and interest payments related to the aircraft funded under the 2004 ECA facility.

In addition, if a default resulting in an acceleration of the obligations under the 2004 ECA facility were to occur, pursuant to the cross-collateralization agreement described below, we would have to segregate lease payments, overhaul rentals and security deposits received after such acceleration event occurred from the leases relating to all the aircraft funded under the 1999 ECA facility, even though those aircraft are no longer subject to a loan at September 30, 2012.

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

        The cross-collateralization agreement also includes additional restrictive covenants relating to the 2004 ECA facility, restricting us from (i) paying dividends on our capital stock with the proceeds of asset sales and (ii) selling or transferring aircraft with an aggregate net book value exceeding a certain disposition amount, which is currently approximately $9.8 billion. The disposition amount will be reduced by approximately $91.4 million at the end of each calendar quarter during the remainder of the effective period. The covenants are in effect until December 31, 2012. A breach of these restrictive covenants would result in a termination event for the ten loans funded subsequent to the date of the agreement and would make those loans, which aggregated $246.2 million at September 30, 2012, due in full at the time of such a termination event.

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

        2011 Secured Term Loan:    On March 30, 2011, one of our non-restricted subsidiaries entered into a secured term loan agreement with lender commitments in the amount of approximately $1.3 billion, which was subsequently increased to approximately $1.5 billion. The loan matures on March 30, 2018, and scheduled principal payments commenced in June 2012. The loan bears interest at LIBOR plus a margin of 2.75%, or, if applicable, a base rate plus a margin of 1.75%. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain wholly-owned subsidiaries of the subsidiary borrower. The security granted initially included a portfolio of 54 aircraft, together with attached leases and all related equipment, with an average appraised base market value, as defined in the loan agreement, of approximately $2.4 billion as of January 1, 2011, and the equity interests in certain SPEs that own the pledged aircraft and related equipment and leases. The $2.4 billion was equal to an initial loan-to-value ratio of approximately 65%. The proceeds of the loan were made available to the subsidiary borrower as aircraft were transferred to the SPEs, at an advance rate equal to 65% of the initial appraised value of the aircraft transferred to the SPEs. The full $1.5 billion has been advanced to the subsidiary borrower under the agreement.

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

        AeroTurbine Revolving Credit Agreement:    AeroTurbine has a credit facility that expires on December 9, 2015 and after the most recent amendment on February 23, 2012, provides for a maximum aggregate available amount of $430 million, subject to availability under a borrowing base calculated based on AeroTurbine's aircraft assets and accounts receivable. AeroTurbine has the option to increase the aggregate amount available under the facility by an additional $70 million, either by adding new lenders or allowing existing lenders to increase their commitments if they choose to do so. Borrowings under the facility bear interest determined, with certain exceptions, based on LIBOR plus a margin of 3.0%. AeroTurbine's obligations under the facility are guaranteed by ILFC on an unsecured basis and by AeroTurbine's subsidiaries (subject to certain exclusions) and are secured by substantially all of the assets of AeroTurbine and the subsidiary guarantors. The credit agreement contains customary events of default and covenants, including certain financial covenants. Additionally, the credit agreement imposes limitations on AeroTurbine's ability to pay dividends to us (other than dividends payable solely in common stock). As of September 30, 2012, AeroTurbine had $266.0 million outstanding under the facility.

        Secured Commercial Bank Financings:    In May 2009, ILFC provided $39.0 million of subordinated financing to a non-restricted subsidiary. The entity used these funds and an additional $106.0 million borrowed from third parties to purchase an aircraft, which it leases to an airline. The $106.0 million loan has two tranches, both secured by the aircraft and related lease receivable. The first tranche is $82.0 million, fully amortizes over the lease term, and is non-recourse to ILFC. The second tranche is $24.0 million, partially amortizes over the lease term, and is guaranteed by ILFC. Both tranches mature in May 2018 with interest rates based on LIBOR. At September 30, 2012, the interest rates on the $82.0 million and $24.0 million tranches were 3.381% and 5.081%, respectively. The entity entered into two interest rate cap agreements to economically hedge the related LIBOR interest rate risk in excess of 4.00%. At September 30, 2012, $69.0 million was outstanding under the two tranches and the net book value of the aircraft was $128.3 million.

        In June 2009, we borrowed $55.4 million through a non-restricted subsidiary, which owns one aircraft leased to an airline. Approximately half of the original loan amortizes over five years and the remaining $27.5 million is due in 2014. The loan is non-recourse to ILFC and is secured by the aircraft and the lease receivables. The interest rate on the loan is fixed at 6.58%. At September 30, 2012, $35.7 million was outstanding and the net book value of the aircraft was $85.2 million.

        In March 2012, one of our indirect non-restricted subsidiaries entered into a $203 million term loan facility that was used to finance seven Boeing 737-800s. The principal of each senior loan issued under the facility will partially amortize over six years, with the remaining principal payable at the maturity date. At September 30, 2012, the average interest rate on the loans was 4.73%. The loans are non-recourse to ILFC except under limited circumstances and are secured by the purchased aircraft and lease receivables. The subsidiary borrower can voluntarily prepay the loans at any time subject to a 2% prepayment fee prior to March 30, 2014 and a 1% prepayment fee between March 30, 2014 and March 30, 2015.

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

  •
  $550 Million Secured Term Loan: On April 12, 2012, one of our indirect, wholly owned subsidiaries entered into a secured term loan agreement in the amount of $550 million. The loan matures on April 12, 2016, and bears interest at LIBOR plus a margin of 3.75% with a 1% LIBOR floor. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain wholly owned subsidiaries of the subsidiary borrower. The security granted includes the equity interests in certain SPEs of the subsidiary borrower that have been designated as non-restricted under our indentures and that hold title to 36 aircraft and all related equipment and leases with an average initial appraised base market value, as defined in the loan agreement, of approximately $1.0 billion. The $1.0 billion equals an initial loan-to-value ratio of approximately 55%. The principal of the loan is payable in full at maturity with no scheduled amortization. We can voluntarily prepay the loan at any time, subject to a 1% prepayment penalty prior to April 12, 2013. We used the proceeds from this loan to prepay in full our $550 million secured term loan that was scheduled to mature on March 17, 2016. In connection with this refinancing of our $550 million secured term loan, 92% of the transaction was accounted for as a modification of the 2010 secured term loan and we recorded $4.7 million of the arrangement fee in Selling, general and administrative expense and $2.0 million as early extinguishment of debt.

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

        We have issued unsecured notes with an aggregate principal amount outstanding of $11.2 billion under our current and previous shelf registration statements, including $750 million of 4.875% notes due 2015 and $750 million of 5.875% notes due 2019, each issued in March 2012, and $750 million of 5.875% notes due 2022, issued in August 2012. We received aggregate net proceeds of approximately $2.22 billion from these notes issuances after deducting underwriting discounts and commissions and fees. We used part of the net proceeds from the March issuances to prepay our $750 million secured term loan due March 17, 2015 and the remainder will be used for general corporate purposes, including the repayment of existing indebtedness and the purchase of aircraft. The debt securities outstanding under our shelf registration statements mature through 2022 and bear interest rates that range from 4.875% to 8.875%.

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

Unsecured Revolving Credit Agreement

        2012 Credit Facility:    On October 9, 2012, we entered into a $2.3 billion three-year unsecured revolving credit facility with a group of 10 banks. Concurrently, we terminated our existing revolving credit agreement originally scheduled to expire in January 2014. Our new revolving credit facility provides for interest rates based on either a base rate or LIBOR plus a margin, currently 2.25%, determined by reference to our ratio of consolidated indebtedness to shareholders' equity. The credit agreement contains customary events of default and restrictive covenants that, among other things, limit our ability to incur liens and transfer or sell assets. The credit agreement also contains financial covenants that require us to maintain a minimum interest coverage ratio and a maximum ratio of consolidated indebtedness to shareholders' equity. As of September 30, 2012 and October 30, 2012, we had not drawn on our revolving credit facility.

Subordinated Debt

        In December 2005, we issued two tranches of subordinated debt totaling $1.0 billion. Both tranches mature on December 21, 2065. The $400 million tranche has a call option date of December 21, 2015. We can call the $600 million tranche at any time. The interest rate on the $600 million tranche is a floating rate with a credit spread of 1.55% plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. The interest rate resets quarterly and at September 30, 2012, the interest rate was 4.52%. The $400 million tranche has a fixed interest rate of 6.25% until the 2015 call option date, and if we do not exercise the call option, the interest rate will change to a floating rate, reset quarterly, based on the initial credit spread of 1.80% plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. If we choose to redeem the $600 million tranche, we must pay 100% of the principal amount of the bonds being redeemed, plus any accrued and unpaid interest to the redemption date. If we choose to redeem only a portion of the outstanding bonds, at least $50 million principal amount of the bonds must remain outstanding.

Derivatives

        We employ derivative products to manage our exposure to interest rate risks and foreign currency risks. We enter into derivative transactions only to economically hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements, foreign currency swap agreements and interest rate cap agreements. At September 30, 2012, our derivative portfolio consisted of interest rate swaps and caps. All of our interest rate swap agreements were designated as and accounted for as cash flow hedges and we had not designated our interest rate cap agreements as hedges.

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

        The counterparty to our interest rate swaps at September 30, 2012, is AIG Markets, Inc., a wholly owned subsidiary of AIG. The swap agreements are subject to a bilateral security agreement and a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. Failure of the counterparty to perform under the derivative contracts would not have a material impact on our results of operations and cash flows, as we are in a net liability position at September 30, 2012. The counterparty to our interest rate cap agreements is an independent third party with whom we do not have a master netting agreement.

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

Existing Commitments

        The following table summarizes our contractual obligations at September 30, 2012:

	Commitments Due by Fiscal Year
	Total	2012	2013	2014	2015	2016	Thereafter
	(Dollars in thousands)
Unsecured bonds and medium-term notes	$13,910,064	$39,317	$3,421,225	$1,039,502	$2,010,020	$1,000,000	$6,400,000
Senior secured bonds	3,900,000	—	—	1,350,000	—	1,275,000	1,275,000
Secured bank loans(a)	2,014,234	46,176	185,876	207,472	448,022	183,702	942,986
ECA financings	1,982,649	76,462	428,960	423,862	335,794	258,325	459,246
Other secured financings	1,450,000	—	—	—	—	550,000	900,000
Subordinated debt	1,000,000	—	—	—	—	—	1,000,000
Estimated interest payments including the effect of derivative instruments(b)	8,725,017	366,920	1,373,010	1,168,786	1,005,844	809,965	4,000,492
Operating leases(c)(d)	74,658	4,175	17,382	17,604	12,884	3,112	19,501
Pension obligations(e)	8,624	1,378	1,401	1,432	1,471	1,471	1,471
Commitments under ILFC aircraft purchase agreements(f)(g)	17,694,688	248,604	1,451,820	1,619,102	2,527,998	3,141,324	8,705,840
Commitments under AeroTurbine flight equipment purchase agreements	13,998	13,998	—	—	—	—	—

Total	$50,773,932	$797,030	$6,879,674	$5,827,760	$6,342,033	$7,222,899	$23,704,536

(a)
Includes $266.0 million outstanding under AeroTurbine's revolving credit facility.

(b)
Estimated interest payments for floating rate debt included in this table are based on rates at September 30, 2012. Estimated interest payments include the estimated impact of our interest rate swap agreements. For floating rate debt that has been swapped into fixed rate debt, the estimated interest payments reflect the swapped fixed rate.

(c)
Excludes fully defeased aircraft sale-leaseback transactions.

(d)
Minimum rentals have not been reduced by minimum sublease rentals of $3.9 million receivable in the future under non-cancellable subleases.

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

	Contingency Expiration by Fiscal Year
	Total	2012	2013	2014	2015	2016	Thereafter
	(Dollars in thousands)
Asset Value Guarantees	$379,130	$48,565	$—	$—	$157,132	$—	$173,433

        The table above does not include contingent payments for $453.2 million of uncertain tax liabilities, consisting primarily of ETI benefits, and any effect of our net tax liabilities as we are unable to reasonably estimate the timing of the liability in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of the tax positions. The future cash flows to these tax liabilities are uncertain and we are unable to make reasonable estimates of the outflows.

Variable Interest Entities

        Our leasing and financing activities require us to use many forms of SPEs to achieve our business objectives and we have participated to varying degrees in the design and formation of these SPEs. A majority of these entities are wholly owned; we are the primary or only variable interest holder, we are the only decision maker and we guarantee all the activities of the entities. However, these entities meet the definition of a VIE because they do not have sufficient equity to operate without our subordinated financial support in the form of intercompany notes and loans which serve as equity. We have a variable interest in other entities in which we have determined that we are the primary beneficiary, because we control and manage all aspects of the entities, including directing the activities that most significantly affect these entities' economic performance, and we absorb the majority of the risks and rewards of these entities. We consolidate these entities into our condensed, consolidated financial statements and the related aircraft are included in Flight equipment under operating leases and the related borrowings are included in Secured debt financings on our Condensed, Consolidated Balance Sheets.

        We have variable interests in one entity, in which we have determined we are not the primary beneficiary because we do not have the power to direct the activities that most significantly affect this entity's economic performance. We previously sold one aircraft to the entity and the variable interests include debt financings and preferential equity interests. The individual financing agreements are cross-collateralized by the aircraft. We have a credit facility with this entity under which we have $6.5 million outstanding at September 30, 2012. We are fully reserved for the $6.5 million loss exposure we have related to this entity. We do not believe that we will have any further liquidity obligations to this entity.

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

        We mitigate our floating interest rate risk by entering into interest rate swap contracts as appropriate. After taking our swap agreements into consideration, which in effect have fixed the interest rates of the hedged debt, our floating rate debt comprised approximately 21.3% of our total outstanding debt obligations, or approximately $5.2 billion in aggregate principal amount, at September 30, 2012.

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

        Assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100 basis-point increase or decrease in our variable interest rates would have increased or decreased our interest expense, and accordingly our cash flows, by approximately $52 million on an annualized basis. The same hypothetical 100 basis-point increase or decrease in interest rates on our total outstanding debt obligations, including fixed and floating rate debt, would have increased or decreased our interest expense, and accordingly our cash flows, by approximately $242 million on an annualized basis.

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

        In conjunction with the close of each fiscal quarter, we conduct a review and evaluation, under the supervision and with the participation of our management, including the Certifying Officers, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2012, the end of the period covered by this report.

(B)    Changes in Internal Controls Over Financial Reporting

        There have been no changes in our internal controls over financial reporting during the three months ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Yemen Airways-Yemenia:    We are named in a lawsuit in connection with the 2009 crash of our A310-300 aircraft on lease to Yemen Airways-Yemenia, a Yemeni carrier. The plaintiffs are families of deceased occupants of the flights and seek unspecified damages for wrongful death, costs, and fees. There has been no material change to the Yemenia lawsuit since we filed our Form 10-K for the year ended December 31, 2011. We do not believe that the outcome of the Yemenia lawsuit will have a material effect on our consolidated financial condition, results of operations or cash flows.

        Airblue Limited:    We were named in a lawsuit in connection with the 2010 crash of our Airbus A321-200 aircraft on lease to Airblue Limited, a Pakistani carrier. The plaintiffs were families of deceased occupants of the flight and sought unspecified damages for wrongful death, costs, and fees. As of September 30, 2012, settlements with the plaintiffs had been reached and a motion to dismiss the suit related to Airblue was granted by the Los Angeles Superior Court on September 26, 2012. All settlements related to the suit were covered by Airblue's insurance and had no effect on our financial condition, results of operations or cash flows.

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
4.1
Sixth Supplemental Indenture, dated as of August 21, 2012, to the Indenture, dated August 1, 2006, by and between the Company and Deutsche Bank Trust Company Americas, as trustee (filed as an exhibit to Form 8-K filed on August 21, 2012 and incorporated herein by reference).
4.2
Officers' Certificate, dated as of August 21, 2012, establishing the terms of the 5.875% senior notes due 2012 (filed as an exhibit to Form 8-K filed on August 21, 2012 and incorporated herein by reference).
4.3
The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
10.1	Amendment No. 1 to the Term Loan Credit Agreement, dated as of July 26, 2012, between Delos Aircraft Inc. and Bank of America, N.A.
10.2
$2,300,000,000 Three-Year Revolving Credit Agreement, dated as of October 9, 2012, among the Company, the banks named therein and Citibank, N.A., as administrative agent (filed as an exhibit to Form 8-K filed on October 11, 2012 and incorporated herein by reference).
12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Senior Vice President and Chief Financial Officer.
32.1	Certification under 18 U.S.C., Section 1350.
101.
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed, Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (ii) the Condensed, Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011; (iii) the Condensed, Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011; (iv) the Condensed, Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL LEASE FINANCE CORPORATION
November 2, 2012	/s/ HENRI COURPRON HENRI COURPRON Chief Executive Officer (Principal Executive Officer)
November 2, 2012	/s/ ELIAS HABAYEB ELIAS HABAYEB Senior Vice President and Chief Financial Officer (Principal Financial Officer)
November 2, 2012	/s/ KURT H. SCHWARZ KURT H. SCHWARZ Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit No.
3.1	Restated Articles of Incorporation of the Company (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008, and incorporated herein by reference).
3.2	Amended and Restated By-laws of the Company (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference).
4.1
Sixth Supplemental Indenture, dated as of August 21, 2012, to the Indenture, dated August 1, 2006, by and between the Company and Deutsche Bank Trust Company Americas, as trustee (filed as an exhibit to Form 8-K filed on August 21, 2012 and incorporated herein by reference).
4.2
Officers' Certificate, dated as of August 21, 2012, establishing the terms of the 5.875% senior notes due 2012 (filed as an exhibit to Form 8-K filed on August 21, 2012 and incorporated herein by reference).
4.3
The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
10.1	Amendment No. 1 to the Term Loan Credit Agreement, dated as of July 26, 2012, between Delos Aircraft Inc. and Bank of America, N.A.
10.2
$2,300,000,000 Three-Year Revolving Credit Agreement, dated as of October 9, 2012, among the Company, the banks named therein and Citibank, N.A., as administrative agent (filed as an exhibit to Form 8-K filed on October 11, 2012 and incorporated herein by reference).
12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Senior Vice President and Chief Financial Officer.
32.1	Certification under 18 U.S.C., Section 1350.
101.
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed, Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (ii) the Condensed, Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011; (iii) the Condensed, Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011; (iv) the Condensed, Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (v) the Notes to the Consolidated Financial Statements.