Form 10-K
period 2012-12-31
INTERNATIONAL LEASE FINANCE CORP
filed 2013-03-04
CIK 714311

Use these links to rapidly review the document

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
For the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

         As of June 30, 2012 and February 25, 2013, there were 45,267,723 shares of Common Stock, no par value, outstanding, all of which were held by affiliates.

         Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

INTERNATIONAL LEASE FINANCE CORPORATION
2012 FORM 10-K ANNUAL REPORT

TABLE OF DEFINITIONS

737 Classic	The -300/-400/-500 series of the Boeing 737 aircraft
737NG	The -600/-700/-800/-900 series of the Boeing 737 aircraft (Next-Generation)
AeroTurbine	AeroTurbine, Inc.
AIG	American International Group, Inc.
Airbus	Airbus S.A.S.
AOCI	Accumulated other comprehensive income
Boeing	The Boeing Company
CFIUS	The Committee on Foreign Investment in the United States
The Company, ILFC, management, we, our, us	International Lease Finance Corporation and its consolidated subsidiaries
CVA	Credit Value Adjustment
Department of the Treasury	United States Department of the Treasury
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act
ECA	Export Credit Agency
FAA	United States Federal Aviation Administration
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
FDIC	Federal Deposit Insurance Corporation
Fitch	Fitch Ratings, Inc.
FRB	Board of Governors of the Federal Reserve System
FRBNY	Federal Reserve Bank of New York
GAAP	Generally Accepted Accounting Principles in the United States of America
IASB	International Accounting Standards Board
IFRS	International Financial Reporting Standards
IRC	Internal Revenue Code
IRS	Internal Revenue Service
Kingfisher Airlines	Kingfisher Airlines Limited
LIBOR	London Interbank Offered Rates
MAPS	Market Auction Preferred Stock
Moody's	Moody's Investors Service, Inc.

MVA	Market Value Adjustment
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OFAC	Office of Foreign Assets Control
part-out	Disassembly of an aircraft for the sale of its parts
PB	Primary beneficiary
S&P	Standard and Poor's Ratings Services
SEC	United States Securities and Exchange Commission
SIFI	Systemically Important Financial Institution
SLHC	Savings and Loan Holding Company
SPE	Special Purpose Entity
TARP	Troubled Asset Relief Program
VIE	Variable Interest Entity
WKSI	Well Known Seasoned Issuer

PART I

Cautionary Statement Regarding Forward-Looking Information

        This annual report on Form 10-K and other publicly available documents may contain or incorporate statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-K and include statements regarding, among other matters, our pending sale to an investor group, the state of the airline industry, our access to the capital markets, our ability to restructure leases and repossess aircraft, the structure of our leases, regulatory matters pertaining to compliance with governmental regulations and other factors affecting our financial condition or results of operations. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and "should," and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, economic and business conditions, which will, among other things, affect demand for aircraft, availability and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives, and environmental and safety requirements, as well as the factors discussed under "Item 1A. Risk Factors" in this Form 10-K. We do not intend, and undertake no obligation to, update any forward-looking information to reflect actual results or future events or circumstances.

Item 1.    Business

Our Company

        In this Annual Report on Form 10-K, unless otherwise mentioned or unless the context requires otherwise, we use the terms the "Company," "ILFC," "management," "we," "our," and "us" to refer to International Lease Finance Corporation and its consolidated subsidiaries. We began operations in 1973 as a pioneer in the aircraft leasing industry. We have 40 years of operating history and have demonstrated strong and sustainable financial performance through most airline industry cycles. Our prominent leadership position within the aircraft leasing industry has resulted in a premier brand name which provides us access to a variety of funding sources and helps us attract and retain customers and employees. Our offices are strategically located to provide us with proximity to our current customers, potential customers and airframe and engine manufacturers. We operate our business principally from offices in Los Angeles, Miami, Amsterdam, Beijing, Dublin, Seattle and Singapore.

        We are the world's largest independent aircraft lessor measured by number of owned aircraft. We are an indirect wholly-owned subsidiary of AIG. AIG is a leading global insurance company that provides a wide range of property casualty insurance, life insurance, retirement products, mortgage insurance and other financial services to customers in more than 130 countries. On December 9, 2012, AIG and an investor group led by Mr. Weng Xianding, the Chairman of New China Trust Co. Ltd., announced that they have entered into a share purchase agreement under which AIG will sell 80.1% of our equity to the investor group for approximately $4.2 billion in cash, with an option for the investor group to buy an additional 9.9% stake. The sale is expected to close in 2013.

        We are a global company that acquires, leases, and sells commercial aircraft to customers throughout the world. We purchase aircraft from manufacturers, investors and airlines. At December 31, 2012, we had approximately 1,000 owned or managed aircraft in our portfolio, as well as commitments to purchase 229 new high-demand, fuel-efficient aircraft and rights to purchase an additional 50 such aircraft. We have approximately 200 customers in more than 80 countries. We are an independent aircraft lessor because we are not affiliated with any airframe or engine manufacturer. This independence provides us with purchasing flexibility to acquire aircraft or engine models regardless of the manufacturer.

        Our diversified aircraft portfolio consisted of 919 owned aircraft at December 31, 2012, and was comprised of 72% narrowbody (single-aisle) aircraft and 28% widebody (twin-aisle) aircraft, as measured by aircraft count, with 53% representing Airbus models and 47% representing Boeing models. The weighted average age of our fleet, weighted by the net book value of our owned aircraft, was 8.3 years at December 31, 2012. The aircraft we have on order or have rights to purchase are among the most modern, fuel-efficient models. We have the largest order position for the Boeing 787 and the largest order position among aircraft leasing companies for the Airbus A320neo family. We also have a large order position for the Airbus A350XWB.

        We lease aircraft to airlines operating in every major geographic region, including emerging and high-growth markets in Asia, Latin America, the Middle East and Eastern Europe. Our top five lessees are Air France, China Southern Airlines, Emirates Airline, KLM Royal Dutch Airlines and Virgin Atlantic Airways. We predominantly enter into net operating leases that require the lessee to pay all operating expenses. See "Aircraft Leasing" herein for further description of our leases.

        In addition to our primary leasing activities, we provide fleet management services for aircraft portfolios for a management fee. At December 31, 2012, we provided management services for 81 aircraft. Through our wholly-owned subsidiary, AeroTurbine, we provide engine leasing, certified aircraft engines, airframes, engine parts and supply chain solutions, and possess the capabilities to disassemble aircraft and engines into parts. This allows us to maximize the value of our aircraft and engines across their complete life cycle and offer an integrated value proposition to our airline customers as they transition out aging aircraft. At times, we sell aircraft from our leased aircraft fleet to other leasing companies, financial services companies and airlines. In limited cases, we have also provided asset value guarantees and loan guarantees to buyers of aircraft or to financial institutions for a fee.

        We are incorporated in the State of California and our principal offices are located at 10250 Constellation Blvd., Suite 3400, Los Angeles, California 90067. Our telephone number, facsimile number and website address are (310) 788-1999, (310) 788-1990, and www.ilfc.com, respectively. Our EDGAR filings with the SEC are available, free of charge, on our website or by written request to us. The information on our website is not part of or incorporated by reference into this report.

Competitive Strengths

        We believe our size, global scale, long operating history and premier brand provide us with the following competitive strengths that contribute significantly to our success and sustained profitability.

        Largest independent aircraft lessor with benefits of scale.    We are the world's largest independent aircraft lessor with a portfolio of approximately 1,000 owned or managed aircraft and approximately 200 customers in more than 80 countries. We believe the size of our portfolio and our scale provide us with important competitive advantages, including the ability to:

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

        Long-standing and strategic customer relationships.    We have collaborative and strategic relationships, many of which are long-standing, with approximately 200 customers worldwide, including scheduled and charter airlines and low-cost carriers. Our top ten customers have all been leasing aircraft from us for over a decade. We believe we are the largest aircraft lessor to many of our customers, which strengthens our position and access to senior management with these customers. Our close customer relationships and market knowledge enable us to identify opportunities to remarket aircraft before leases mature, contributing to an average aircraft on-lease percentage of approximately 99% over the last five years. We also gain valuable insight and knowledge of the airline industry and market trends from our customers, enabling us to better anticipate new opportunities and mitigate adverse trends. Our established customer relationships also allow us to secure large and strategic aircraft transactions, including sale-leaseback transactions, often for multiple aircraft, and to play an important role in our customers' fleet initiatives. Our large and diverse customer base helps minimize our risks relating to regional economic conditions.

        Attractive and diversified aircraft fleet.    Our diversified fleet of owned aircraft is comprised of 72% narrowbody (single-aisle) aircraft and 28% widebody (twin-aisle) aircraft, as measured by aircraft count, with 53% representing Airbus models and 47% representing Boeing models. The weighted average age of our owned aircraft by net book value was 8.3 years as of December 31, 2012. As our new aircraft orders are delivered, our fleet will gain more modern and fuel-efficient aircraft that are in high demand from airlines around the world. We own a higher percentage of widebody aircraft compared to most other lessors, which benefits us due to generally longer lease terms, higher lease rates, higher probability of lease extensions and, we believe, better credit quality of lessees, as compared to narrowbody aircraft. Fewer lessors compete in this portion of the market due to the higher cost of widebody aircraft, which can create increased concentration risks for smaller lessors. Our competitive advantage will be enhanced as we take delivery of next generation widebody aircraft. We believe the large number and variety of widebody aircraft in our fleet uniquely position us in emerging markets, particularly in Asia and the Middle East, where we expect airlines to require a substantial number of additional widebody aircraft to meet growing long-haul and regional travel demand.

        Large and valuable aircraft delivery pipeline.    We have one of the largest aircraft order books among lessors. At December 31, 2012, we had commitments to purchase 229 new high-demand, fuel-efficient aircraft scheduled for delivery through 2019, comprised of 100 Airbus A320neo family aircraft, 20 Airbus A350s, 74 Boeing 787s, 34 Boeing 737-800s, and one Boeing 777-300, and rights to purchase an additional 50 Airbus A320neo family aircraft. We believe we have developed this order book by capitalizing on our scale and strong relationships with airframe and engine manufacturers and our airline customers. These new aircraft will provide us with significant fleet growth in high demand, fuel-efficient aircraft over the next decade and represent a significant leadership position in the highly anticipated Airbus A320neo family and Boeing 787 aircraft deliveries. We are the largest customer of the Boeing 787 and the largest lessor customer of the Airbus A320neo family aircraft. We will also be the first aircraft leasing company to offer the Airbus A320neo family aircraft for lease with 75 A320neos and 25 A321neos on order with initial deliveries scheduled for 2015. We believe these aircraft will provide significant value and strong returns on investment and that our prime delivery dates for so many highly coveted aircraft will provide us with a competitive advantage by further strengthening our reputation and prominence with customers.

        Extensive airframe and engine manufacturer relationships.    We are the largest customer of Airbus and the largest lessor customer of Boeing measured by deliveries of aircraft through 2012. We believe we are one of the largest purchasers of engines from CFM International, GE Aviation, International Aero Engines, Pratt & Whitney and Rolls-Royce. Our relationships with Airbus and Boeing have spanned over 20 years and our senior management has direct experience working for airframe manufacturers. These extensive manufacturer relationships and the scale of our business enable us to place large orders with favorable terms and conditions, including pricing and delivery terms, and have allowed us to become the largest lessor purchaser of next generation aircraft, including the Airbus A320neo family aircraft and Boeing 787. Our independence from airframe and engine manufacturers allows us to focus on providing the best products with the most market appeal regardless of manufacturer. In addition, we believe our strategic relationships with manufacturers and market knowledge allow us to influence new aircraft designs, which gives us increased confidence in our airframe and engine selections.

        Strong liquidity position with significant access to diverse funding sources.    Our scale and operating history provide us with access to significant amounts of funding, including unsecured debt, from various sources on competitive terms. Since 2010, we have raised over $23.1 billion, including approximately $11.7 billion of unsecured debt, primarily through a combination of new loan and bond financings. As of December 31, 2012, we had a cash balance of approximately $3.0 billion and an additional $2.3 billion available under our revolving credit facility. We believe our existing sources of liquidity and anticipated cash flows from operations will be sufficient to cover our debt maturities over at least the next 12 months. We have reduced our leverage over the last few years to a level within our targeted range, and our adjusted net debt to adjusted shareholders' equity ratio was 2.5-to-1.0 as of December 31, 2012 (adjusted net debt to adjusted shareholders' equity is a non-GAAP financial measure; see Item 6. "Selected Financial Data" for a reconciliation of non-GAAP financial measures to their most directly comparable GAAP measure). We have also increased the weighted average life of our debt maturities to 6.3 years as of December 31, 2012, which has allowed us to better align our debt maturities with our anticipated operating cash flows. We have relatively low exposure to interest rate risk because approximately 79% of our outstanding debt as of December 31, 2012, was fixed rate debt or floating rate debt swapped into fixed rate debt. Our broad access to secured and unsecured debt allows us to obtain competitive financing rates and terms. Our significant number of unencumbered aircraft provides us with meaningful operational and capital structure flexibility. Our financial flexibility together with our broad access to capital also provides us with the ability to take advantage of new business opportunities such as aircraft acquisitions. Our foreign exchange exposure is also limited with approximately 98% of our revenues denominated in U.S. dollars for the year ended December 31, 2012.

        Ability to maximize the value of aircraft and engines.    Our subsidiary AeroTurbine provides us with part-out and engine leasing capabilities that allow us to maximize the value of our aircraft and engines across their complete life cycle. The ability to provide these services also distinguishes us with our airline customers by providing them with an integrated value proposition as they transition out aging aircraft. AeroTurbine has market insight and recurring customer relationships, which are strengths that can be leveraged for growth in the engine and parts business.

        Dedicated management team with extensive airline, manufacturer and leasing experience.    Our senior management team has an average of over 20 years of aviation and other relevant experience, including experience at ILFC and with airlines, airframe manufacturers and other lessors. Our management team has demonstrated success in all aspects of leasing including financing, lease structuring, strategic planning, risk diversification, fleet restructuring and aircraft purchasing. We believe our senior management's reputation and relationships with lessees, manufacturers, buyers and financiers of aircraft are important elements to the success of our business.

Business Strategies

        We believe the following strategies will enable us to continue to serve our customers, grow our customer base, manage our portfolio to optimize revenues and profitability and strengthen our position as the world's largest independent aircraft lessor.

        Continue to capitalize on our existing customer relationships.    We believe that we have strong customer relationships as a result of our 40-year operating history. We intend to continue to capitalize on our customer relationships to facilitate strategic and sophisticated fleet solutions, including lease placements, large multi-aircraft re-fleeting transactions, multi-party placement arrangements and sale-leaseback transactions. Our customer relationships and market insight will influence our future aircraft purchases so that we can tailor orders and timing to the long-term needs of our customers. We believe our ability to offer options to customers seeking solutions for transitioning out aging aircraft will further strengthen our relationships with them.

        Focus on high-growth and attractive markets.    We are focused on increasing our presence in emerging markets with high potential for passenger growth and other markets with significant demand for new aircraft. We intend to capitalize on the increased demand for aircraft that will result from expected growth in emerging markets such as Asia, Latin America and the Middle East. We already have a leading position in China where approximately 175 of our aircraft are operated by Chinese carriers. During 2012, we opened offices in Singapore and Beijing to further strengthen our position in Asia. During 2011, we opened an office in Amsterdam and increased the size of our Dublin office to be closer to our customers in Europe, the Middle East, Eastern Europe and Africa. We believe these new offices will help us to better serve our existing customers and to develop new customer relationships. In addition, we are pursuing growth in the North American market, where we believe that the re-fleeting campaigns undertaken by the major American carriers create an opportunity to increase our market presence and further diversify our geographic mix.

        Enhance our fleet with modern, fuel-efficient aircraft.    We plan to continue to acquire modern, fuel-efficient aircraft that will allow us to maintain a high rate of lease placements on attractive terms. We have commitments with manufacturers to purchase 225 new aircraft scheduled for delivery through 2019, comprised of 100 Airbus A320neo family aircraft, 20 Airbus A350s, 74 Boeing 787s and 31 Boeing 737-800s. We also have rights to purchase an additional 50 Airbus A320neo family aircraft. We are in regular discussions with airframe and engine manufacturers regarding aircraft programs and technology advances, availability of future delivery positions, pricing, and potential aircraft orders. We believe that the scale of our business and access to capital markets will enable us to make large purchases of aircraft as needed. In addition to orders from the manufacturers, we are pursuing aircraft acquisitions through sale-leaseback transactions with airline customers. Sale-leaseback transactions allow us to add attractive new aircraft to our fleet in the near term and balance our speculative orders.

        Maintain a diverse aircraft fleet and lease portfolio to maximize revenue while minimizing risk.    We seek to further maximize revenue and minimize risks by maintaining the diversity of our owned aircraft fleet and lease portfolio across aircraft type, lease expiration, geography and customer. Diversification of our owned aircraft fleet minimizes the risk of changing customer preferences, while a diversified lease portfolio with staggered lease expirations reduces our exposure to industry fluctuations and the credit risk of individual customers. We evaluate multiple strategies for our aging aircraft, including continued leasing of the aircraft or its constituent parts, sale, passenger to freighter conversion or part-out through our AeroTurbine subsidiary. We ultimately pursue the option that generates the highest value for each aircraft.

        Continue to access multiple funding sources to optimize our capital structure.    We have proven our capability to access a variety of funding sources, including unsecured debt, and intend to use the scale of our business and our existing relationships with financial institutions to continue accessing capital from diverse sources at competitive rates. We aim to align our debt maturities with our anticipated operating cash flows. We target to maintain sufficient liquidity, consisting of unrestricted cash on hand, our revolving credit facility and operating cash flows, to repay our debt maturing over the next 18-24 months.

Customers

        We have long-standing, collaborative and strategic relationships with customers located in each major geographic region. Our top ten customers, based on revenue, are AeroMexico, Air Berlin, Air France, Cathay Pacific, China Southern Airlines, Dragonair, Emirates Airline, KLM Royal Dutch Airlines, Vietnam Airlines and Virgin Atlantic Airways, all of which have been leasing aircraft from us for over a decade. Our diverse lease portfolio reduces our exposure to industry fluctuations, events that impact specific regions or countries, and the credit risk of individual customers.

        The following table shows the number and percentage of our aircraft lessee customers by region at December 31, 2012, 2011 and 2010. Each airline is classified within the geographic region that represents the airline's principal place of business for the years indicated.

	Customers by Region
	2012			2011			2010
Region	Number of Customers(a)%			Number of Customers(a)%			Number of Customers(a)%
Europe	55		30.6%	62		34.6%	65		36.2%
Asia and the Pacific	47		26.1	44		24.6	43		23.9
The Middle East and Africa	25		13.9	24		13.4	25		13.9
Commonwealth of Independent States	20		11.1	19		10.6	17		9.4
U.S. and Canada	18		10.0	17		9.5	17		9.4
Central and South America and Mexico	15		8.3	13		7.3	13		7.2

	180	(b)(c)(d)	100.0%	179	(d)	100.0%	180	(d)	100.0%

(a)
A customer is an airline with its own operating certificate.

(b)
Does not include 27 leasing customers, who primarily lease engines and are unique to AeroTurbine.

(c)
We also maintain relationships with 19 additional customers who operate aircraft we manage, which combined with our AeroTurbine customers brings our total to 226 customers.

(d)
Includes three (2012), two (2011) and one (2010) customer(s) whose only transactions with us consist of finance and sales-type leases.

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

	2012			2011			2010
	Amount		%	Amount		%	Amount		%
	(Dollars in thousands)
Europe	$1,561,565	(a)	35.9%	$1,730,203	(a)	38.8%	$1,893,679	(a)	40.1%
Asia and the Pacific	1,295,799		29.8	1,335,533		30.0	1,430,017		30.2
The Middle East and Africa	540,047		12.4	555,058		12.5	585,679		12.4
U.S. and Canada	389,533		9.0	362,067		8.1	375,496		7.9
Commonwealth of Independent States	287,643		6.6	244,418		5.5	235,235		5.0
Central and South America and Mexico	271,015		6.3	227,126		5.1	206,396		4.4

	$4,345,602	(b)	100.0%	$4,454,405	(b)	100.0%	$4,726,502		100.0%

(a)
Includes $352,363 (2012), $400,300 (2011) and $429,366 (2010) of revenue attributable to customers whose principal business is located in the Euro-zone periphery, which is comprised of Greece, Ireland, Italy, Portugal and Spain. Revenues generated from Europe have decreased from 2010 through 2012 as a result of increased repossessions of aircraft from European customers following the European sovereign debt crisis, that we re-leased to airlines domiciled elsewhere.

(b)
Includes AeroTurbine lease revenue of $78,922 for the year ended December 31, 2012 and $19,874 from its acquisition date of October 7, 2011, to December 31, 2011.

        Recent challenges in the global economy, including the European sovereign debt crisis, political uncertainty in the Middle East, and sustained higher fuel prices have negatively impacted many airlines' profitability, cash flows and liquidity, and increased the probability that some airlines, including our customers, will cease operations or file for bankruptcy. During the year ended December 31, 2012, 11 of our customers, including one with two separate operating certificates, ceased operations or filed for bankruptcy, or its equivalent, and returned 55 of our aircraft. As of February 25, 2013, 42 of the 55 returned aircraft have been committed to lease and 13 aircraft have been, or are intended to be, parted-out or sold. One of these customers, Kingfisher Airlines, ceased operations in the last quarter of 2012. While we have been successful in deregistering our six affected aircraft, we have experienced difficulty repossessing the aircraft from India as a result of bureaucratic and regulatory obstacles. Future events, including a prolonged recession, ongoing uncertainty regarding the European sovereign debt crisis, political unrest, continued weak consumer demand, high fuel prices, or restricted availability of credit to the aviation industry, could lead to the weakening or cessation of operations of additional airlines, which in turn would adversely affect our earnings and cash flows in the near term.

        None of our individual customers accounted for more than 10% of flight equipment rentals in any of the years ended December 31, 2012, 2011 or 2010. Our revenues from all of our customers based in each of China and France exceeded 10% of our consolidated revenues for such periods, as set forth in the table below. No other individual country accounted for more than 10% of our total revenues during the periods indicated:

	2012		2011		2010
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
China	$743,447	17.1%	$766,350	17.2%	$815,683	17.3%
France	457,007	10.5	487,027	10.9	516,899	10.9

Aircraft Leasing

        We lease most of our aircraft under operating leases. Under an operating lease, the cost of the aircraft is not fully recovered over the term of the initial lease and we retain the benefit, and assume the risk, of the residual value of the aircraft. Operating leasing can be an attractive alternative to ownership for airlines because leasing (i) increases fleet flexibility; (ii) requires a lower capital commitment for the airline; and (iii) significantly reduces aircraft residual value risk for the airline. On occasion, we enter into finance and sales-type leases where the full cost of the aircraft is substantially recovered over the term of the lease. At December 31, 2012, we owned 919 aircraft in our operating lease portfolio and accounted for 15 aircraft as finance and sales-type leases. At December 31, 2012, our operating lease portfolio included seven aircraft not subject to a signed lease agreement or a signed letter of intent, five of which have been or may be parted out or sold but did not meet the criteria for being classified as held for sale and two of which were formerly on lease to Kingfisher Airlines, which recently ceased operations.

        Our lease rates are generally fixed for the term of the lease, providing us with stable and predictable operating cash flows. Our current operating leases have an initial term ranging in length from two years to 15 years and the weighted average lease term remaining on our current leases, weighted by the net book value of our aircraft, was 4.1 years as of December 31, 2012. Our current leases mature through 2026. See "Item 2. Properties—Aircraft Portfolio" for information regarding scheduled lease terminations. We attempt to maintain a mix of short-, medium- and long-term leases to balance the benefits and risks associated with different lease terms. Varying lease terminations helps mitigate the effects of changes in market conditions at the time aircraft become eligible for re-lease or are sold.

        Under our leases, the lessee is generally responsible for all operating expenses during the term of the lease, which customarily include fuel, crews, airport and navigation charges, taxes, licenses, aircraft registration and insurance premiums. The lessee is also responsible for normal maintenance and repairs and airframe and engine overhauls, and has to comply with agreed-upon return conditions. Under the provisions of many of our leases, the lessee is required to make payments for overhaul rentals based on hours or cycles of utilization. If a lessee is paying us overhaul rentals, we would typically be obligated to use the funds paid by the lessee during the lease term to reimburse the lessee for costs they incur for certain airframe and engine overhauls. In connection with a lease of a used aircraft, we generally agree to contribute to the first major maintenance event the lessee incurs during the lease. We require our lessees to comply with the standards of either the FAA or its foreign equivalent. Furthermore, all of our lessees indemnify us for all liabilities arising from their use of our aircraft.

        Management obtains and reviews relevant business materials from all prospective lessees and purchasers before entering into a lease or extending credit. We generally require a security deposit to guarantee the lessee's performance of its obligations under the lease and the condition of the aircraft upon its return. Under certain circumstances, the lessee may be required to obtain guarantees or other financial support from an acceptable financial institution or other third party. In addition, our leases contain extensive provisions regarding our remedies and rights in the event of a default by the lessee and specific provisions regarding the condition of the aircraft upon its return. The lessee is required to continue to make lease payments under all circumstances, including periods during which the aircraft is not in operation due to maintenance or grounding.

        We attempt to minimize our currency and exchange risks by negotiating most of our aircraft leases in U.S. dollars, with approximately 98% of our revenues for the year ended December 31, 2012 denominated in U.S. dollars. To meet the needs of our customers, a few of our leases are negotiated in foreign currencies, mainly Euros. After we agree to the rental payment currency with an airline, the negotiated currency remains for the term of the lease. The economic risk arising from foreign currency denominated leases has, to date, been immaterial to us.

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

        At times, we may agree to restructure leases with our lessees. Historically, our lease restructurings have involved voluntary termination of leases prior to lease expiration, the arrangement of subleases from the primary lessee to another airline, the rescheduling of lease payments, and modifications of the length of the lease. If we need to repossess an aircraft from a lessee, we often must export the aircraft from the lessee's jurisdiction. We generally obtain the lessee's cooperation and the return and export of the aircraft is immediate. If the lessee does not fully cooperate in returning aircraft, we must take legal action in the appropriate jurisdictions. This process can delay the ultimate return and export of the aircraft. In addition, in connection with the repossession of an aircraft, we may agree to pay outstanding mechanic, airport, and navigation fees and other amounts secured by liens on the repossessed aircraft, which may in limited circumstances include charges relating to aircraft that we do not own but that were operated by the lessee. We may also have to perform maintenance on the aircraft depending on the condition of the aircraft at the time of repossession. We mitigate the negative financial impact of repossession costs through lessee security deposits, letters of credit and overhaul rental payments.

Aircraft Services

        We provide fleet management services, including leasing, re-leasing and sales services, to third party operating lessors who are unable or unwilling to perform this service as part of their own operations. The fleet management services we provide are generally the same services that we perform for our own fleet. As of December 31, 2012, we provided fleet management services for 81 aircraft, 62 of which are owned by affiliate VIEs that are consolidated by AIG. The remaining 19 aircraft we manage are owned by two VIEs which we do not consolidate because we are not the PB. We may occasionally participate with banks, other financial institutions, leasing companies, and airlines to assist in financing aircraft purchased by others and by providing asset value or loan guarantees collateralized by aircraft on a fee-basis. We plan to continue to provide aircraft services to third parties on a selective basis when these activities will complement, rather than conflict or compete with, our leasing activities.

Engine, Parts and Supply Chain Solutions

        Through our wholly-owned subsidiary, AeroTurbine, we provide engine leasing, certified aircraft engines, airframes, engine parts and supply chain solutions, and possess the capabilities to disassemble aircraft and engines into parts. This allows us to maximize the value of our aircraft and engines across their complete life cycle and offer an integrated value proposition to our airline customers as they transition out aging aircraft. AeroTurbine seeks to purchase engines for which there is high market demand, or for which it believes demand will increase in the future, and opportunistically sells and exchanges those engines. AeroTurbine has market insight and recurring customer relationships, which are strengths that can be leveraged for growth in the engine and parts business.

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

        AeroTurbine further maximizes the value of our aircraft by providing us with part-out and engine leasing capabilities. Over time, the combined value of an aircraft's engines and other parts will often exceed the value of the aircraft as a whole operating asset, at which time the aircraft may be retired from service. Traditional aircraft lessors and airlines often retire their aircraft by selling or consigning them to companies that specialize in aircraft and engine disassembly. AeroTurbine allows us to integrate this valuable revenue source into our business model and allows us to avoid paying a third party for this service. Disassembling an aircraft and selling its parts directly allows us to increase the value of our aircraft and engine assets by putting each sub-component (engines, airframes and related parts) to its most profitable use (sale, lease, and/or disassembly for parts sales). In addition, this capability provides us with an advantage over our non-integrated competitors by providing us with a critical source of replacement engines and parts to support the maintenance of our aircraft and engine portfolios.

        Additionally, we can provide a differentiated fleet management product and service offering to our airline customers by providing them with an integrated value proposition as they transition out aging aircraft. The integrated value proposition we are able to offer is being increasingly sought by our customers around the world and should enhance our competitiveness on both the placement of new and existing aircraft as well as the trading of aircraft in the secondary markets.

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

Competition

        The leasing, remarketing and sale of aircraft is highly competitive. We face competition from other leasing companies, aircraft manufacturers, banks, financial institutions, aircraft brokers and airlines. Our primary competitor is GE Capital Aviation Services. Competition for leasing transactions is based on a number of factors including delivery dates, lease rates, terms of the lease, aircraft condition and the availability of aircraft types desired by customers. We believe we are a strong competitor in all of these areas and that our scale and ability to place large orders of new aircraft provides us with a competitive advantage, particularly as compared with smaller, less established aircraft lessors. Additionally, AeroTurbine helps distinguish us from our competitors by providing us with the ability to offer fleet management capabilities to our customers across the entire life cycle of an aircraft.

Employees

        We operate in a capital intensive rather than a labor intensive business. As of December 31, 2012, we had 564 full-time employees, including the 287 employees of AeroTurbine, which we consider adequate for our business operations. Management and administrative personnel will expand or contract, as necessary, to meet our future needs. None of our employees is covered by a collective bargaining agreement and we believe that we maintain excellent employee relations. We provide certain employee benefits including retirement, health, life, disability and accident insurance plans, some of which are established and maintained by our parent, AIG.

Service Marks

        AIG holds service marks for the names "International Lease Finance Corporation" and "ILFC," among others, in various countries. If AIG completes the currently anticipated sale of ILFC to an investor group, AIG has agreed to assign these service marks to ILFC. Unless renewed, the service marks will expire between December 2013 and April 2023. We consider these service marks, and the substantial associated name recognition, to be valuable to our business.

Our Relationship with AIG

        We are an indirect wholly-owned subsidiary of AIG. AIG is a leading global insurance company that provides a wide range of property casualty insurance, life insurance, retirement products, mortgage insurance and other financial services to customers in more than 130 countries. The common stock of AIG is listed on the New York Stock Exchange and the Tokyo Stock Exchange.

        AIG has repaid all of the governmental support it received in September 2008 during the global financial crisis. The support included a credit facility from the FRBNY and funding from the Department of the Treasury through TARP. Through a series of transactions that closed on January 14, 2011, AIG exchanged various forms of government support for AIG common stock and the Department of the Treasury became AIG's majority shareholder, owning approximately 92% of outstanding AIG common stock at that time.

        The Department of the Treasury, as selling shareholder, sold all of its shares of AIG common stock through six registered public offerings completed in May 2011 and March, May, August, September and December 2012. AIG purchased approximately 421 million shares of its own common stock in the first four offerings in 2012.

        On December 9, 2012, AIG and an investor group led by Mr. Weng Xianding, the Chairman of New China Trust Co. Ltd., announced that they have entered into a share purchase agreement under which AIG will sell 80.1% of our equity to the investor group for approximately $4.2 billion in cash, with an option for the investor group to buy an additional 9.9% stake. The sale is expected to close in 2013.

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

        However, under FAA regulations and federal law, for so long as we own U.S. registered aircraft, we must either (i) be controlled by U.S. citizens, or (ii) hold such aircraft in voting trusts with a voting trustee that is a U.S. citizen and that meet certain other requirements. Currently, we are controlled by U.S. citizens, meaning at least 75% of our voting stock is held by U.S. citizens and our president and at least two-thirds of our board of directors and managing officers are U.S. citizens. In connection with AIG's currently anticipated sale of our common stock to an investor group, we are required to transfer our U.S. registered aircraft into voting trusts that meet the applicable requirements prior to the completion of the sale. See Item 1A, "Risk Factors—Risks Relating to a Change in our Majority Shareholder and Our Separation from AIG."

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

        AeroTurbine's business and maintenance activities are regulated by the FAA and certain foreign aeronautical authorities. We are not aware of any action taken, or expected to be taken, by the FAA that would suspend, revoke or otherwise materially adversely affect AeroTurbine's FAA licenses.

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

        Through their regulations, the DOC and the Department of the Treasury (through its OFAC) impose restrictions on the operation of U.S. made goods, such as aircraft and engines, in sanctioned countries. In addition, they impose restrictions on the ability of U.S. companies to conduct business with entities in those countries. We monitor our activities for compliance with these DOC and OFAC restrictions.

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

Dodd-Frank

        On July 21, 2010, Dodd-Frank was signed into law. Dodd-Frank made comprehensive changes to the regulation of financial services in the United States and subjects AIG to substantial additional federal regulation. Dodd-Frank is intended to enhance the safety and soundness of U.S. financial institutions and increase public confidence in them. The FRB supervises and regulates SLHCs such as AIG, and the OCC supervises and regulates federal savings associations, including AIG Federal Savings Bank. Dodd-Frank directs existing and newly created government agencies and oversight bodies to promulgate regulations implementing the law, an ongoing process that has begun and is anticipated to continue over the next few years.

        AIG is currently regulated by the FRB as an SLHC and is subject to the examination, enforcement and supervisory authority of the FRB. The FRB has the authority to impose capital requirements and operational restrictions on AIG and its subsidiaries, including us.

        Changes mandated by Dodd-Frank include directing the FRB to promulgate minimum capital requirements for SLHCs. In addition, the FRB, as the primary supervisor for SLHCs, has the authority to impose enhanced standards on SLHCs. The FRB, OCC and FDIC have proposed revised minimum leverage and risk based capital requirements that would apply to all bank holding companies, SLHCs and insured depository institutions. As required by Dodd-Frank, the FRB has also proposed enhanced prudential standards for large bank holding companies and nonbank SIFIs and has stated its intention to propose enhanced prudential standards for SLHCs pursuant to the Home Owners' Loan Act. We cannot predict whether the capital regulations will be adopted as proposed or what enhanced prudential standards the FRB will promulgate for SLHCs, either generally or as applicable to insurance businesses. Further, we cannot predict how the FRB will exercise general supervisory authority over AIG and its subsidiaries, although the FRB could for example, limit AIG's or its subsidiaries' ability to pay dividends, repurchase shares of common stock or acquire or enter into other businesses. We cannot predict the requirements of the regulations ultimately adopted or how Dodd-Frank and such regulations will affect the financial markets generally, impact AIG's businesses, results of operations, cash flows or financial condition, or require AIG to raise additional capital or result in a downgrade of AIG's credit ratings.

        In addition, Dodd-Frank requires SIFIs to be subject to regulation, examination and supervision by the FRB (including minimum leverage and risk-based capital requirements). Nonbank SIFIs will be designated by the Financial Stability Oversight Council ("FSOC") created by Dodd-Frank. If AIG is designated as a SIFI, AIG will be regulated by the FRB both in that capacity and in its capacity as an SLHC. The regulations applicable to SIFIs and to SLHCs, when all have been adopted as final rules, may differ materially from each other. In October 2012, AIG received a notice that it is under consideration by the FSOC for a proposed determination that it is a SIFI. The notice stated that AIG will be reviewed in Stage 3 of the SIFI determination process described in the FSOC interpretive guidance for nonbank financial company determinations.

        In the event AIG completes the currently anticipated sale of ILFC to an investor group, we will no longer be considered an AIG subsidiary and will no longer be subject to FRB oversight.

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

        Insurance premiums are paid by the lessee, with coverage acknowledged by the broker or carrier. Generally, the territorial coverage is suitable for the lessee's area of operations. The certificates of insurance contain, among other provisions, a provision prohibiting cancellation or material change without at least 30 days advance written notice to the insurance broker (who is obligated to give us prompt notice), except in the case of hull war insurance policies, which customarily only provide seven days advance written notice for cancellation and may be subject to shorter notice under certain market conditions. Furthermore, the insurance is primary and not contributory, and all insurance carriers are required to waive rights of subrogation against us.

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

        Separately, we purchase contingent liability insurance and contingent hull insurance on all aircraft in our fleet and maintain other insurance covering the specific needs of our business operations. Insurance policies are purchased through a broker who may place or reinsure those policies through AIG subsidiaries. AIG charges us directly for any insurance costs related to policies placed directly with AIG. We believe our insurance is adequate both as to coverage and amount.

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

        The aircraft leasing business is capital intensive and we have a substantial amount of indebtedness which requires significant interest and principal payments. As of December 31, 2012, we had approximately $24.3 billion in principal amount of indebtedness outstanding. As of December 31, 2012, principal and interest payments on our outstanding indebtedness due in 2013 and 2014 totaled approximately $5.5 billion and $4.3 billion, respectively (assuming the December 31, 2012 interest rates on our outstanding floating rate indebtedness remain unchanged). Because some of our debt bears variable rates of interest, our interest expense could fluctuate in the future.

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

        In addition, despite our current indebtedness levels, we expect to incur additional debt in the future to finance our operations, including purchasing aircraft and meeting our contractual obligations. If we increase our total indebtedness, our debt service obligations will increase. We will become more exposed to these risks as we become more leveraged.

We will need additional capital to finance our operations, including purchasing aircraft, servicing our existing indebtedness, including refinancing our indebtedness as it matures, and meeting our other contractual leasing commitments. We may not be able to obtain additional capital on favorable terms, or at all.

        We will require additional capital to purchase new and used flight equipment, make progress payments during aircraft construction and repay our maturing debt obligations. As of December 31, 2012, we had approximately $4.1 billion and $3.0 billion of indebtedness maturing in 2013 and 2014, respectively. In addition, we had commitments to purchase 229 new aircraft and five used aircraft for delivery through 2019 with aggregate estimated total remaining payments of approximately $17.5 billion. We also have purchase rights for an additional 50 Airbus A320neo family aircraft, provided we exercise those rights.

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

  •
  failing to realize the benefits of purchasing and leasing such aircraft; and

  •
  risking harm to our business reputation, which would make it more difficult to purchase aircraft in the future on agreeable terms, if at all.

        Our ability to satisfy our obligations with respect to our future aircraft purchases and indebtedness will depend on, among other things, our future financial and operating performance and our ability to raise additional capital through our funding sources or through aircraft sales. Prevailing economic and market conditions, and financial, business and other factors, many of which are beyond our control, will affect our future operating performance and our ability to access the capital markets or seek potential aircraft sales. For example, changes to the Aircraft Sector Understanding in February 2011 will make financing for aircraft from the export-credit agencies more expensive. In addition, our ability to access debt markets and other financing sources depends, in part, on our credit ratings by the three major nationally recognized statistical rating organizations.

        In addition to the impact of economic and market conditions on our ability to raise additional capital, we are subject to restrictions under our existing debt agreements. Our bank credit facilities and indentures limit our ability to incur secured indebtedness. The most restrictive covenant in the bank credit facilities permits us and our subsidiaries to incur secured indebtedness totaling up to 30% of our consolidated net tangible assets, as defined in the credit agreement, which limit currently totals approximately $10.8 billion. This limitation is subject to certain exceptions, including the ability to incur secured indebtedness to finance the purchase of aircraft. As of February 25, 2013, we were able to incur an additional $7.6 billion of secured indebtedness under this covenant. Our debt indentures also restrict us and our subsidiaries from incurring secured indebtedness in excess of 12.5% of consolidated net tangible assets, as defined in the indentures. However, we may obtain secured financing without regard to the 12.5% consolidated net tangible asset limit under our debt indentures by doing so through subsidiaries that qualify as non-restricted under the indentures.

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

        Our cost of borrowing is impacted by fluctuations in interest rates. Our lease rates are generally fixed over the life of the lease. Changes, both increases and decreases, in our cost of borrowing due to changes in interest rates, directly impact our net income. The interest rates that we obtain on our debt financings are a result of several components, including credit spreads, swap spreads, duration and new issue premiums. These are all in addition to the underlying Treasury rates or LIBOR rates, as applicable. We manage interest rate volatility and uncertainty by maintaining a balance between fixed and floating rate debt, through derivative instruments and through varying debt maturities.

        Our weighted average effective cost of borrowing, which excludes the effect of amortization of deferred debt issue costs, increased from 5.90% to 6.10% from the year ended December 31, 2011, to the year ended December 31, 2012, reflecting higher interest rates on some of our new debt relative to the debt we were replacing. Our weighted average effective cost of borrowing reflects our composite interest rate, including any effect of interest rate swaps or other derivatives and including the effect of amortization of debt premiums and discounts. A 1% increase in our weighted average effective cost of borrowing at December 31, 2012, without any change to the amount of our outstanding debt, would have increased our interest expense by approximately $244.0 million annually. A net increase in our interest expense would put downward pressure on our operating margins and could materially and adversely impact our cash generated from operations.

The recent global sovereign debt crisis, particularly among European countries, has impacted the financial health of some of our lessees and could continue to have a broader impact on the airline industry in general, as well as result in higher borrowing costs and more limited availability of credit for us and our customers.

        Countries in Europe, including Greece, Italy, Portugal, Ireland, Spain, France and the United Kingdom, had their debt downgraded by the major rating agencies during 2012 and 2013 and could be subject to further downgrades. Several of these countries agreed to multi-year bailout loans from the European Central Bank, the International Monetary Fund, and other institutions to avoid defaulting on their debt obligations. For each of the years ended December 31, 2012, 2011 and 2010, we generated more than 35% of our total revenues from rental of flight equipment from European lessees. In addition, the United States credit rating was downgraded for the first time in history by one of the three nationally recognized rating agencies in August 2011. If concerns about the credit worthiness of these countries continue to escalate, the cost of borrowing may increase across all markets and the availability of credit may become more limited. Many banks globally, particularly those in Europe, have principal exposure to sovereign debt. The downgrades of sovereign debt have put pressure on the banks' regulatory capital levels resulting in more limited lending. Accordingly, our composite interest rate could increase, which would have an adverse impact on our profitability and cash flow, or we may be unable to incur debt on favorable terms, or at all, in order to fund our future growth and refinance our maturing debt obligations. Further, the recent global sovereign debt crisis could result in lower consumer confidence, which could result in a recession and the loss of revenue for our lessees. This could impact their ability to make payments on their leases and could result in airlines ceasing operations, which could impact our business through early returns of aircraft, maintenance expenses, loss of revenue and potential aircraft impairment charges, which could have a material adverse effect on our financial results and growth prospects.

We have recently recognized an increase in the number of airlines that have ceased operations or filed for reorganization, and if this trend continues, it could have a significant impact on our operations.

        As a result of challenging global economic conditions, combined with significant volatility in oil prices, some airlines have been forced to cease operations or to reorganize. Since the beginning of 2012, 11 of our customers, including one with two separate operating certificates, have ceased operations or filed for bankruptcy, or its equivalent, and returned 55 aircraft to us. Seven of the customers that ceased operations were airlines operating in Europe. In certain cases, we have a large number of aircraft with a single airline, which increases our exposure in the event the airline ceases operations or reorganizes. For example, two of our customers that ceased operations in 2012 operated a combined 32 of our owned aircraft. A severe recession in Europe, the inability to resolve the sovereign debt crisis and political uncertainty in the Middle East could result in additional failures of airlines and could materially affect our financial results. If this trend continues, it could have a material adverse effect on our financial results and growth prospects.

Our business model depends on the continual leasing and re-leasing of the aircraft in our fleet, and we may not be able to enter into leases on favorable terms, if at all.

        Our business model depends on the continual leasing and re-leasing of the aircraft in our fleet in order to generate sufficient revenues to finance our growth and operations, pay our debt service obligations and generate positive cash flows from operations. Because our leases are predominantly operating leases, only a portion of the aircraft's value is covered by revenues generated from the lease and we may not be able to realize the aircraft's residual value after expiration of the initial lease. We bear the risk of re-leasing, selling or parting out the aircraft in our fleet when our operating leases expire or when aircraft are returned to us prior to expiration of any lease. Our ability to lease, re-lease or sell our aircraft will depend on conditions in the airline industry and general market and competitive conditions at the time the operating leases are entered into and expire, including those risks discussed under "In addition to increased fuel costs and the global sovereign debt crisis, other risks adversely impacting the airline industry in general could adversely impact our business because they increase the likelihood of lessee non-performance and an inability to lease our aircraft." In addition to factors linked to the aviation industry in general, other factors that may affect the market value and lease rates of our aircraft include (i) maintenance and operating history of the airframe and engines; (ii) the number of operators using the particular type of aircraft; and (iii) aircraft age.

Aircraft in our fleet that become obsolete will be more difficult to re-lease or sell, which could result in declining lease rates, impairment charges or losses related to aircraft asset value guarantees.

        Aircraft are long-lived assets requiring long lead times to develop and manufacture. Aircraft of a particular model and type tend to become obsolete and less in demand over time, as more advanced and efficient aircraft are manufactured. The life cycle of aircraft can be shortened by world events, government regulation or customer preferences. For example, increases in fuel prices have resulted in an increased demand for newer fuel-efficient aircraft, such as the Airbus A320neo family and the Boeing 737 MAX narrowbody aircraft, which may potentially shorten the useful life of older aircraft, including older A320 family and 737 family aircraft presently in operation. Approximately 28% of our fleet is at least 12 years old. As aircraft in our fleet approach obsolescence, demand for those particular models and types will decrease which could result in declining lease rates and could have a material adverse effect on our financial condition and results of operations. In addition, if we dispose of an aircraft for a price that is less than the depreciated book value of the aircraft on our balance sheet, we will recognize impairments or fair value adjustments. Deterioration of aircraft values may also result in impairment charges or losses related to aircraft asset value guarantees.

        We recorded impairment charges and fair value adjustments on aircraft of approximately $192.4 million for the year ended December 31, 2012 and $1.7 billion for each of the years ended December 31, 2011 and 2010. The impairment charges in 2011 resulted from unfavorable airline industry trends affecting the residual values of certain aircraft types and management's expectations that certain aircraft will more likely than not be parted-out or otherwise disposed of in less than 25 years. The reduction in the expected holding period was made in connection with the addition of part-out capabilities as a result of the acquisition of AeroTurbine. The impairment charges in 2010 were primarily due to the announcement of new technology in the marketplace and the sale of aircraft in that year. GAAP requires that we use undiscounted future cash flows in determining whether impairment charges are appropriate; accordingly, the fair value of our assets (using a discounted cash flow analysis) could be significantly less than their book value. We could recognize additional impairment charges and fair value adjustments in the future, which would negatively impact our operating results.

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

        We are an indirect wholly owned subsidiary of AIG. Although neither AIG nor any of its subsidiaries is a co-obligor or guarantor of our debt securities, circumstances affecting AIG may have an impact on us and we are not sure how further changes in regulations and other circumstances related to AIG may impact us.

Conflicts of interest may arise between us and customers who utilize our fleet management services, which may adversely affect our business interests.

        Conflicts of interest may arise between us and third-party aircraft owners, financiers and operating lessors who hire us to perform fleet management services such as leasing, re-leasing, lease management and sales services. Our servicing contracts require that we act in good faith and not unreasonably discriminate against serviced aircraft in favor of our owned aircraft. Nevertheless, competing with our fleet management customers may result in strained relationships with these customers, which may adversely affect our business interests.

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

  •
  pay dividends and distributions.

        The agreements governing certain of our indebtedness also contain financial covenants, such as requirements that we maintain a minimum net worth and comply with certain loan-to-value, interest coverage and leverage ratios.

        Our failure to comply with any of these covenants would likely constitute a default under such facilities and could give rise to an acceleration of some or all of our then outstanding indebtedness, which would have a material adverse effect on our business and our ability to continue as a going concern.

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

  •
  reduce the sale proceeds received for aircraft or other aviation assets upon any disposition; or

  •
  lower lease rates and residual values and potentially trigger impairments.

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

        Our business depends on the ability of our airline customers to meet their payment obligations to us. If their ability materially decreases, it may negatively affect our business, financial condition, results of operations and cash flows.

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

  •
  a loss if an aircraft is damaged or destroyed by an event specifically excluded from the insurance policy such as dirty bombs, bio-hazardous materials and electromagnetic pulsing; and

  •
  additional aircraft impairment charges.

We may be indirectly subject to many of the economic and political risks associated with emerging markets, which could adversely affect our financial results and growth prospects.

        We derived approximately 48% of our revenues for the year ended December 31, 2012, from airlines in frontier and emerging market countries (as defined by Dow Jones & Company). Frontier and emerging market countries have less developed economies and infrastructure and are often more vulnerable to economic and geopolitical challenges and may experience significant fluctuations in gross domestic product, interest rates and currency exchange rates, as well as civil disturbances, government instability, nationalization and expropriation of private assets and the imposition of taxes or other charges by government authorities. The occurrence of any of these events in markets served by our lessees and the resulting economic instability that may arise, particularly if combined with high fuel prices, could adversely affect the value of our aircraft subject to lease in such countries or the ability of our lessees that operate in these markets to meet their lease obligations. In addition, legal systems in emerging market countries may be less developed, which could make it more difficult for us to enforce our legal rights in such countries.

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

        While an aircraft is on lease, we do not directly control its operation. Nevertheless, because we hold title, directly or indirectly, to such aircraft, we could be sued or held strictly liable for losses resulting from the operation of such aircraft, or may be held liable for those losses on other legal theories, in certain jurisdictions around the world, or claims may be made against us as the owner of an aircraft requiring us to expend resources in our defense. We require our lessees to obtain specified levels of insurance and indemnify us for, and insure against, liabilities arising out of their use and operation of our aircraft. Some lessees may fail to maintain adequate insurance coverage during a lease term, which, although in contravention of the lease terms, would necessitate our taking some corrective action such as terminating the lease or securing insurance for the aircraft, either of which could adversely affect our financial results.

        In addition, there are certain risks or liabilities that our lessees may face, for which insurers may be unwilling to provide coverage or the cost to obtain such coverage may be prohibitively expensive. For example, following the terrorist attacks of September 11, 2001, non-government aviation insurers significantly reduced the amount of insurance coverage available for claims resulting from acts of terrorism, war, dirty bombs, bio-hazardous materials, electromagnetic pulsing or similar events. Accordingly, our lessees' insurance or other coverage may not be sufficient to cover all claims that could or will be asserted against us arising from the operation of our aircraft by our lessees. Inadequate insurance coverage or default by lessees in fulfilling their indemnification or insurance obligations will reduce the proceeds that we receive if we are sued and are required to make payments to claimants, which could have a material adverse effect on our business, financial condition, and results of operations.

The failure of our lessees to perform required maintenance on our aircraft could result in a diminution in the value of the aircraft, some of which could constitute collateral under our secured debt facilities, and could impair our ability to resell or repossess the aircraft.

        Under each of our leases, the lessee is primarily responsible for maintaining the aircraft and complying with all governmental requirements applicable to the lessee and to the aircraft, including operational, maintenance and registration requirements and airworthiness directives. A lessee's failure to perform required maintenance during the term of a lease could result in a diminution in the appraised or liquidation value of an aircraft, an inability to re-lease the aircraft at favorable rates, or at all, or a potential grounding of the aircraft, and could require us to incur maintenance and modification costs upon the expiration or earlier termination of the lease to restore the aircraft to an acceptable condition prior to sale or re-leasing or for further flight. Even if we perform maintenance or modification of the aircraft, the value of the aircraft may still deteriorate.

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

        Both Boeing and Airbus have experienced delays in meeting stated deadlines when bringing new aircraft to market. Our purchase agreements with the manufacturers and the leases we have signed with our customers for future lease commitments are all subject to cancellation clauses related to delays in delivery dates. Any manufacturer delays for aircraft that we have committed to lease could strain our relations with our lessees and termination of such leases by the lessees could have a material adverse effect on our financial results.

        On January 16, 2013, as a result of an All Nippon Airways battery-related event in-flight and a previous Japan Airlines event at Logan airport, the FAA announced an emergency airworthiness directive that required all U.S. Boeing 787 operators to temporarily cease operations of Boeing 787s to address the potential battery fire risk; other jurisdictions followed suit. The National Transportation Safety Board is carrying out an investigation on the 787 with a focus on the design and certification requirements of the battery system. We are scheduled to take delivery of our first six Boeing 787 aircraft in 2013, with the first delivery scheduled in April, but there may be delays in our 2013 deliveries. Any such delays are not expected to have a material impact on our financial condition, results of operations or cash flows.

Future acquisitions may require significant resources and result in unanticipated adverse consequences that could have a material adverse effect on our business, results of operations and financial condition.

        We may seek to grow by making acquisitions, like our acquisition of AeroTurbine. Future acquisitions may require us to make significant cash investments or incur substantial debt, which could reduce our liquidity and access to financial markets. In addition, acquisitions may require significant management attention and divert management from our other operations. These capital, equity and managerial commitments may impair the operation of our business. In addition, if the due diligence of the operations of any acquired business performed by us or by third parties on our behalf is inadequate or flawed, or if we later discover unforeseen financial or business liabilities, an acquired business may not perform as expected. Acquisitions could also have a negative impact on our results of operations if we subsequently determine that goodwill or other acquired assets are impaired, resulting in an impairment charge in a future period. Additionally, if we fail to successfully integrate an acquired business or we are unable to realize the intended benefits from an acquisition, our existing business, revenue and operating results could be adversely affected.

The continued success of our business will depend, in part, on our ability to acquire strategically attractive aircraft and enter into profitable leases upon the acquisition of such aircraft. If we are unable to successfully execute on our acquisition strategy, our financial results and growth prospects could be materially and adversely affected.

        The success of our business depends, in part, on our ability to acquire strategically attractive aircraft and enter into profitable leases upon the acquisition of such aircraft. As of December 31, 2012 we had commitments to purchase 229 new fuel-efficient aircraft. We are considering pursuing additional aircraft purchases from airlines and leasing them back to the airlines, but we may not be able to acquire such additional aircraft. We also may not be able to enter into profitable leases upon the acquisition of the new aircraft we purchase directly from the manufacturers. An acquisition of one or more aircraft may not be profitable to us and may not generate sufficient cash flow to justify those acquisitions. If we experience significant delays in the implementation of our business strategies, including delays in the acquisition and leasing of aircraft, our fleet management strategy and long-term results of operations could be adversely affected.

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

        If we acquire a high concentration of a particular type of aircraft, our business and financial results could be adversely affected if the demand for that type of aircraft declines, if it is redesigned or replaced by its manufacturer or if that type of aircraft experiences design or technical problems. For instance, we have contracted to purchase 74 Boeing 787s and 100 A320neo family narrowbody aircraft and have the right to purchase an additional 50 A320neo family aircraft. If these aircraft types or any other aircraft type of which we acquire a high concentration encounters technical or other problems, such as the recent Boeing 787 battery fire, the value and lease rates of such aircraft may decline and we may be unable to lease such aircraft on favorable terms, if at all. A significant technical problem with a specific type of aircraft could result in the grounding of the aircraft. Any decrease in the value and lease rates of our aircraft may have a material adverse effect on our business and financial results.

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

        We believe our senior management's reputation and relationships with lessees, manufacturers, buyers and financiers of aircraft are an important element to the success of our business. Strong competition exists for qualified personnel with demonstrated ability both within and outside our industry. We had significant turnover in our senior management team during 2010 and 2011, resulting in a new chief executive officer, president, chief financial officer and general counsel. Additionally, we appointed a new Executive Chairman in June 2012 who is our most senior executive officer. Only our Executive Chairman, Laurette T. Koellner, and our Chief Executive Officer, Mr. Henri Courpron, are currently covered by employment agreements. The inability to retain our key employees or attract and retain new talent could adversely impact our business and results of operation.

The future settlement of deferred tax liabilities accumulated during prior periods could have a negative impact on our future cash flows.

        It is typical in the aircraft leasing industry for companies that are continuously acquiring additional aircraft to incur significant tax depreciation, which offsets taxable income but creates a deferred tax liability on the aircraft leasing company's balance sheet. This deferred tax liability is attributable to the excess of the depreciation claimed for tax purposes over the depreciation claimed for financial statement purposes. As of December 31, 2012, we had a net deferred tax liability of approximately $4.1 billion, which primarily reflects accelerated depreciation claimed for tax purposes. The settlement of these deferred tax liabilities could have a negative impact on our cash flow in future periods.

We operate in multiple jurisdictions and may become subject to a wide range of income and other taxes.

        We operate in multiple jurisdictions and may become subject to a wide range of income and other taxes. If we are unable to execute our business in jurisdictions with favorable tax treatment, our operations may be subject to significant income and other taxes.

        Moreover, as our aircraft are operated by our lessees in multiple states and foreign jurisdictions, we may have nexus or taxable presence as a result of our aircraft landings in various states or foreign jurisdictions. Such landings may result in us being subject to various foreign, state and local taxes in such states or foreign jurisdictions.

We are subject to various risks and requirements associated with transacting business in foreign countries.

        Our international operations, including those of AeroTurbine, expose us to trade and economic sanctions and other restrictions imposed by the United States or other governments or organizations. See "Business—Government Regulation." The U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the FCPA, and other federal statutes and regulations, including those established by OFAC. Under these laws and regulations, the government may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries, and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. A violation of these laws or regulations could adversely impact our business, operating results, and financial condition.

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

        More recently, the ICAO has been reviewing and analyzing certification noise levels for certain aircraft, and based on that analysis, is developing a range of increased stringency noise standard alternatives. This analysis will be considered at an ICAO meeting in 2013. In addition to more stringent noise restrictions, the United States and certain other jurisdictions regulate emissions of certain greenhouse gases, such as nitrogen oxide. These limits frequently apply only to engines manufactured after 1999; however, because aircraft engines are replaced from time to time in the usual course, it is likely that the number of engines subject to these requirements would increase over time. In addition, concerns over climate change could result in more stringent limitations on the operation of aircraft powered by older, noncompliant engines, as well as newer engines. For example, the United States recently adopted more stringent nitrogen oxide emission standards for newly manufactured aircraft engines starting in 2013 and an even more stringent emission standard for engines manufactured in 2014 or later; the European Union has incorporated aviation-related greenhouse gas emissions into the European Union's Emission Trading System beginning January 1, 2012, and the ICAO recently approved a resolution designed to cap greenhouse gas emissions from aircraft and committed to propose a greenhouse gas emission standard for aircraft engines by 2013.

        European countries generally have relatively strict environmental regulations that can restrict operational flexibility and decrease aircraft productivity. As noted, the European Parliament and the European Court of Justice included aviation in the European Union's Emissions Trading System starting January 1, 2012, and all of the emissions associated with flights that land or take off within the EU-ETS zone comprising the European Union, Iceland, Lichtenstein, Norway and Croatia, including flights to or from countries outside of such zone (i.e. "international flights") are now subject to the trading program, even those emissions that are emitted outside of the European Union. Although the European Union announced on November 12, 2012, that it intends to delay enforcement of the aviation portion of their Emission Trading System for international flights (but not for flights within the EU-ETS zone) in light of recent progress made by ICAO on international aviation emission regulation, the delay is expected to be for one year only to allow ICAO time to craft a regulation, and if ICAO fails to adopt regulations acceptable to the European Union, the European Union will start enforcing its aviation emissions trading program in respect to international flights. This inclusion could possibly distort the international air transport market leading to higher ticket prices and ultimately a reduction in demand for air travel. Beginning in 2007, the United Kingdom doubled its air passenger duties to respond to the environmental costs of air travel. Similar measures may be implemented in other jurisdictions or by the ICAO due to environmental concerns. These increased costs could have a negative impact on the demand for air travel and, as a result, on our business and financial condition.

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

        Parts of our business depend on the secure operation of our computer systems to manage, process, store, and transmit information associated with aircraft leasing. Like other global companies, we have, from time to time, experienced threats to our data and systems, including malware and computer virus attacks, internet network scans, systems failures and disruptions. A cyber-attack could adversely impact our daily operations and lead to the loss of sensitive information, including our own proprietary information and that of our customers, suppliers and employees. Such losses could harm our reputation and result in competitive disadvantages, litigation, regulatory enforcement actions, lost revenues, additional costs and liability. While we devote substantial resources to maintaining adequate levels of cyber-security, our resources and technical sophistication may not be adequate to prevent all types of cyber-attacks.

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

        Under the current proposed accounting model, lessees will be required to record an asset representing the right-to-use the leased item for the lease term, or right-of-use asset, and a corresponding liability to make lease payments. The right-of-use asset and liability incorporate the rights arising under the lease and are based on the lessee's assessment of expected payments to be made over the lease term. The proposed model requires measuring these amounts at the present value of the future expected payments. For the majority of our leases, it is expected that the lease expense would include the amortization of the right-of-use asset and the recognition of interest expense based upon the lessee's incremental borrowing rate (or the rate implicit in the lease, if known) on the repayment of the lease obligation.

        Under the current proposed accounting model, lessors will apply the receivable and residual method. This will require a lessor to derecognize its flight equipment into a receivable based upon the present value of lease payments under a lease and a residual value. Revenue recognized would be interest income based upon the effective interest rate implicit in the lease.

        The FASB and IASB intend to issue a revised exposure draft in 2013. A proposed effective date has not yet been announced; rather it is expected to be considered as part of the evaluation of the effective dates for the major projects currently undertaken by the FASB. The FASB and IASB continue to deliberate on the proposed accounting. Currently, management is unable to assess the impact the adoption of the new finalized lease standard will have on our financial statements. Although we believe the presentation of our financial statements, and those of our lessees, will likely change, including the pattern of revenue and expense recognition, we do not believe the accounting pronouncement will change the fundamental economic reasons for which the airlines lease aircraft.

Risks Relating to a Change in our Majority Shareholder and Our Separation from AIG

        On December 9, 2012, AIG entered into a share purchase agreement to sell up to 90%, with an initial sale of 80.1%, of their ownership in us to an entity formed on behalf of an investor group led by Mr. Weng Xianding, the Chairman of New China Trust Co, Ltd.

Significant conditions precedent must be satisfied in order for AIG to complete the sale of our common stock on the agreed terms.

        The completion of AIG's sale of up to 90.0% of our common stock depends on the satisfaction, or waiver, of a number of closing conditions, including:

  •
  approvals or non-disapprovals from certain regulatory bodies, including the People's Republic of China, CFIUS, and other anti-trust and regulatory agencies;

  •
  the transfer of 66 of our aircraft to voting trusts with a voting trustee that is a United States citizen and the registration with the FAA of those aircraft; and

  •
  the amendment or waiver of financial covenants contained in certain of our debt agreements that otherwise would be triggered by the application of purchase accounting in connection with the sale.

        In addition to other customary termination events, the share purchase agreement allows termination (i) by AIG or the investor group if the closing of the transaction has not occurred on or before May 15, 2013, subject to an extension to June 17, 2013 by AIG in the event the transfer of aircraft into trusts has not occurred by then; or (ii) by AIG if the investor group has not paid the applicable deposit into escrow upon the later of ten days after approval of the transaction by CFIUS and March 15, 2013.

        Any relevant regulatory body may refuse its approval or may seek to make its approval subject to compliance by us or the investor group with unanticipated or onerous conditions, or, even if approval is not required, the regulator may impose requirements on us subsequent to the completion of the sale of our common stock to the investor group. AIG or the investor group may not agree to those conditions or requirements.

        There is also no assurance that we will be able to transfer title of all 66 aircraft to voting trusts with a voting trustee that is a United States citizen prior to June 17, 2013.

        Because of the significant closing conditions applicable to the sale, AIG may not complete the sale of up to 90% of our common stock to the investor group or the closing of the sale may be delayed.

Failure to complete the sale of up to 90% of our common stock to the investor group led by Mr. Xianding could create uncertainty among investors, lenders, lessees and manufacturers regarding our long-term strategy, which could lead to increased borrowing costs, less access to funds, lower lease revenues and an inability to add desirable new aircraft to our fleet.

        A delay in the closing of the sale of up to 90% of our common stock to an investor group, or the failure to complete such sale as planned, may create uncertainty among investors, lenders, lessees and manufacturers regarding our long-term strategy, which could: (i) make investors and lenders less willing to lend us money on agreeable terms and consequently increase our borrowing costs and limit our ability to borrow additional funds; (ii) make lessees less willing to lease our aircraft, which would negatively affect our lease revenues; and (iii) make aircraft manufacturers less willing to sell aircraft to us on favorable terms, thereby preventing us from adding modern and desirable aircraft to our fleet.

Conflicts of interest may arise between us and our investors that could be resolved in a manner unfavorable to us.

        Conflicts of interest may arise between us, the investor group and AIG. Potential conflicts could arise, for example, over matters such as the desirability of an acquisition opportunity, employee retention or recruiting, or our dividend policy, and these conflicts may be resolved in a manner that is unfavorable to us.

The announcement of the sale of up to 90% of our common stock by AIG could adversely impact us.

        The announcement of the sale of up to 90% of our common stock by AIG could cause disruptions in our business. For example, our customers may refrain from leasing or re-leasing our aircraft until they determine whether the sale will affect our business, including, but not limited to, the pricing of our leases, the availability of certain aircraft, and our customer support. Our customers may also choose to lease aircraft and purchase services from our competitors until they determine whether the sale will affect our business or our relationship with them. Uncertainty concerning potential changes to us and our business could also harm our ability to enter into agreements with new customers. In addition, key personnel may depart for a variety of reasons, including perceived uncertainty regarding the effect of the sale on their employment. The pendency of the sale could also divert the time and attention of management from our ongoing business operations.

        The share purchase agreement governing the sale generally requires us to operate our business in the ordinary course pending the completion of the sale and restricts our ability to take certain actions until the sale is complete or the share purchase agreement is terminated including, without limitation, acquiring and selling assets, incurring indebtedness, incurring liens, and disposing of subsidiaries. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the sale that could be favorable to us and our investors.

If AIG completes the anticipated sale of up to 90% of our common stock, we will apply purchase accounting, which will adjust the carrying value of our assets and liabilities to their then-current fair value. This adjustment could cause us to violate certain financial covenants under some of our debt agreements, which could result in the acceleration of some or all of our debt obligations.

        We are subject to various covenants under our existing debt agreements, including financial covenants in certain of our debt agreements that require us to maintain a minimum net worth, maximum consolidated debt to consolidated net worth ratio, and maximum consolidated debt to shareholder's equity ratio. If AIG completes the currently anticipated sale of up to 90% of our common stock to an investor group, we will apply purchase accounting at the time the sale is completed, which will adjust the carrying value of our assets and liabilities to their then-current fair value. We expect this to result in a decrease in the carrying value of our assets and equity, which could cause us to breach certain financial covenants. If we violate these covenants, the relevant lenders could choose to accelerate the payment of these debt obligations. Additionally, violations of these covenants could trigger cross-default or cross-acceleration provisions in our other debt agreements. There can be no assurance that we will be able to obtain waivers or amendments relating to these financial covenants and an acceleration of our debt obligations could have a material adverse effect on our financial condition.

        Additionally, under the terms of our subordinated debt, if we do not maintain a minimum ratio of tangible equity to total managed assets or a minimum fixed charge coverage ratio and the contribution agreements from AIG relating to such subordinated debt have been terminated following the sale of our common stock, and we are unable to raise sufficient capital from the issuance of our stock to cover interest payments due on the next interest payment date, we will be required to defer interest payments on the subordinated debt and prohibited from paying cash dividends on our capital stock until we are in compliance with both financial covenants or have raised sufficient capital to pay all accumulated and unpaid interest on the subordinated debt. The application of purchase accounting could result in our ratio of tangible equity to total managed assets falling below the minimum requirement. If that occurs and the contribution agreements are terminated, there can be no assurance that we will be able to raise sufficient capital from the issuance of our stock to cover the required interest payments.

We may not be able to obtain financing following the anticipated sale of our common stock on terms as favorable as we could obtain as a wholly owned subsidiary of AIG.

        Although neither AIG nor any of its subsidiaries is a co-obligor or guarantor of our debt securities, we have benefited in the past from AIG's strong credit rating as it enabled us to finance the purchase of our aircraft at rates that were likely cheaper than rates we would have been able to obtain if we were not a wholly owned subsidiary of AIG. Although we believe we will be able to access additional sources of funding as a result of our anticipated sale to the investor group, our cost of funding may increase.

The terms of certain arrangements we have with AIG may be more favorable than we will be able to obtain from an unaffiliated third party. We may be unable to replace the services AIG provides to us in a timely manner or on comparable terms.

        We have a cost sharing agreement with AIG, under which AIG generally provides for allocation of corporate costs based upon a proportional allocation of costs to all AIG subsidiaries. Services include tax, finance, legal, compliance, and management services. We intend to transition all services provided to us by AIG to third parties at or before the time that AIG completes the anticipated sale of our common stock. Our third party vendors may not provide the same level of service as AIG and we may not be able to replace these services in a timely manner, or on comparable terms.

Our historical financial information may not be a reliable indicator of our future results.

        If AIG completes the anticipated sale of our common stock, the historical financial information included in this Annual Report on Form 10-K may not be a reliable indicator of our future financial condition, results of operations, or cash flows. This is primarily a result of the following factors:

  •
  We will apply purchase accounting at the time of the sale and the carrying value of our assets and liabilities will be adjusted to their then-current fair value and our equity will be adjusted to $5,278 million upon the sale;

  •
  Our effective tax rate may be different from our historical effective tax rate because we will no longer be subject to the tax sharing agreement with AIG, which will terminate upon the sale, and we will not be included in AIG's tax returns;

  •
  Significant changes may occur in our cost structure, financing and business operations as a result of our separation from AIG. These changes could result in increased costs associated with reduced economies of scale and costs for services currently provided by AIG;

  •
  The need for additional personnel to perform services currently provided by AIG;

  •
  We may incur higher costs on vendor services previously provided to us under AIG volume discounts; and

  •
  Election under IRC 338(h)(10) is expected to be made with respect to the sale such that we will adjust our historical tax basis and our historical deferred taxes.

Item 1B.    Unresolved Staff Comments

        None

Item 2.    Properties

Aircraft Portfolio

        As of December 31, 2012, we owned 919 aircraft in our operating lease portfolio and had 15 additional aircraft in our fleet classified as finance and sales-type leases. Our fleet is comprised of 72% narrowbody (single-aisle) aircraft and 28% widebody (twin-aisle) aircraft, with 53% representing Airbus models and 47% representing Boeing models. At December 31, 2012, the weighted average age of the aircraft in our fleet, weighted by the net book value of our aircraft, was 8.3 years and approximately 72% of the aircraft in our fleet were less than 12 years old.

        The following table provides details on our operating lease portfolio by aircraft type, including the scheduled lease expirations (for the minimum non-cancelable period which does not include contracted unexercised lease extension options) by aircraft type as of December 31, 2012:

Aircraft Type	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	2026	Total
737 Classic	9	9	1	3	4	1									27
737NG	12	25	29	39	45	25	11	5	1	4		13	3	2	214
747-400	2	3	6	1											12
757-200	6	17	9	9	4	5									50
767-200		1													1
767-300	9	10	13	6	7	5									50
777-200	2	2	3	5	11	14									37
777-300			3		7	13	8		1			1			33
A310	1					1									2
A319	4	19	22	21	15	8	8	13	6	5					121
A320	9	19	33	44	25	15	10	4			3				162
A321	2	22	7	25	9	7	4	5	2						83
A330-200	4	5	14	9	13	9		4	3						61
A330-300	4	4	3	3	3		1								18
A330-300LGW			6	1	2		1								10
A340-300	2	3	3	4	2		1								15
A340-600	1	1	4		2	4	1								13
MD-11	1		1	1											3

Total	68	140	157	171	149	107	45	31	13	9	3	14	3	2	912	(a)(b)

(a)
Includes four aircraft that were formerly on lease to Kingfisher Airlines, which recently ceased operations, as further discussed in "Overview" herein, and were subject to a follow-on lease at December 31, 2012, but which aircraft we have experienced difficulty repossessing from India. Excludes seven aircraft not subject to a lease or letter of intent as of December 31, 2012, five of which have been or may be parted out or sold but did not meet the criteria for being classified as held for sale and two of which were formerly on lease to Kingfisher Airlines.

(b)
Excludes four aircraft owned and leased by AeroTurbine.

        As of February 25, 2013, 29 of the 68 aircraft with lease expiration dates in 2013 were not yet subject to a signed lease agreement or a signed letter of intent following the expiration of their current leases. Of these 29 aircraft, 17 may be parted out or sold but did not meet the criteria for being classified as held for sale. If the current customers of the remaining 12 aircraft do not extend their leases, we will be required to find new customers for these aircraft.

        Our lease agreements generally require lessees to notify us six to twelve months in advance of the lease's expiration if a lessee desires to renew or extend the lease. Generally, more than 50% of our leases are extended beyond their initial term. Requiring lessees to provide us with advance notice provides our management team with an extended period of time to consider a broad set of alternatives with respect to the aircraft, including assessing general market and competitive conditions and preparing to re-lease, sell or part-out the aircraft. If a lessee fails to provide us with notice, the lease will automatically expire at the end of the term, and the lessee will be required to return the aircraft pursuant to the conditions in the lease. Our leases contain detailed provisions regarding the required condition of the aircraft and its components upon redelivery at the end of the lease term.

        We typically contract to re-lease aircraft before the end of the existing lease term and for aircraft returned before the end of the lease term, we have generally been able to re-lease aircraft within two to six months of their return. We have an average aircraft on-lease percentage of approximately 99% over the last five years. We may also sell our leased aircraft at or before the expiration of their leases.

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

        At December 31, 2012, we had committed to purchase the following 229 new aircraft with aggregate estimated total remaining payments (including adjustment for anticipated inflation) of approximately $17.5 billion, scheduled for delivery as shown below.

Aircraft Type	2013	2014	2015	2016	2017	2018	2019	Total
737-800(a)	11	8	14	1				34
787-8/9(b)	6	12	12	10	13	17	4	74
777-300(c)	1							1
A320neo/A321neo(b)			1	16	41	42		100
A350XWB-800/900			4	8	6	2		20

Total(d)	18	20	31	35	60	61	4	229	(e)

(a)
Includes three new aircraft to be acquired pursuant to sale-leaseback transactions.

(b)
We have certain contractual rights for minor model substitution.

(c)
Consists of one new aircraft to be acquired pursuant to a sale-leaseback transaction, which was delivered subsequent to December 31, 2012.

(d)
Excludes our right to purchase 50 additional A320neo family aircraft.

(e)
Excludes five used aircraft and nine engines we had committed to purchase as of December 31, 2012, and AeroTurbine commitments to purchase one used aircraft and three engines. Also excludes 15 Boeing 737-800 and one Boeing 777-300ER, with delivery dates in 2013 and 2014, we agreed to purchase from and lease back to American Airlines on March 1, 2013.

        All of our scheduled deliveries of new aircraft in the above table are for modern, fuel-efficient aircraft. We will be the first aircraft leasing company to offer the Airbus A320neo family aircraft with initial deliveries scheduled for 2015. We believe these aircraft will provide significant value and strong returns on investment. We have also agreed to purchase five used aircraft from third parties.

        We anticipate that a portion of the aggregate purchase price of these aircraft will be funded by incurring additional debt. The exact amount of the indebtedness to be incurred will depend, in part, upon the actual purchase price of the aircraft, which can vary due to a number of factors, including inflation.

        The new aircraft listed above are primarily being purchased pursuant to purchase agreements with each of Boeing and Airbus, with the remainder being purchased through sale-leaseback transactions with our airline customers. The agreements with Boeing and Airbus establish the pricing formulas (which include certain price adjustments based upon inflation and other factors) and various other terms with respect to the purchase of aircraft. Under certain circumstances, we have the right to alter the mix of aircraft type ultimately acquired. As of December 31, 2012, we had made non-refundable deposits (exclusive of capitalized interest) with respect to the aircraft which we have committed to purchase and the additional 50 Airbus A320neo family aircraft that we have rights to purchase, of approximately $331.1 million with Boeing and $96.4 million with Airbus.

        As of February 25, 2013, we had entered into contracts for the lease of new aircraft scheduled to be delivered through 2019 as follows:

Delivery Year	Number of Aircraft	Number Leased	% Leased
2013	18	18	100%
2014	20	17	85
2015	31	20	65
2016	35	18	51
2017	60	10	17
2018	61	—	—
2019	4	—	—

        We will need to find customers for aircraft presently on order and for any new aircraft ordered that are not subject to a lease or sale contract, and we will need to arrange financing for portions of the purchase price of such equipment.

Facilities

        Our headquarters are located at 10250 Constellation Blvd., Suite 3400, Los Angeles, California 90067. We occupy space under a lease which expires in 2015. As of December 31, 2012, we occupied approximately 127,000 square feet of office space and leased an additional 22,000 square feet of office space that is currently subleased to third parties. Additionally, we occupy approximately 16,000 square feet of office space in Amsterdam and have small regional offices in Beijing, Dublin, Seattle, and Singapore.

        Through our AeroTurbine subsidiary we also occupy approximately 150,000 square feet of space used as an office and warehouse located near the Miami International Airport in Florida, under a lease which expires in January 2014. AeroTurbine has entered into a new office and warehouse lease in the Miami area for approximately 200,000 square feet, which will replace its existing Miami facility, commencing in November 2013 and expiring in October 2023. We also lease AeroTurbine's Goodyear facility in Arizona, which includes an approximately 795,000 square foot hangar and substantial additional space for outdoor storage of aircraft, pursuant to a long-term lease that expires in 2026.

Item 3.    Legal Proceedings

Legal Proceedings

        Yemen Airways-Yemenia:    We are named in a lawsuit in connection with the 2009 crash of our Airbus A310-300 aircraft on lease to Yemen Airways-Yemenia, a Yemeni carrier. The plaintiffs are families of deceased occupants of the flight and seek unspecified damages for wrongful death, costs, and fees. The operative litigation commenced in January 2011 and is pending in the United States District Court for the Central District of California. The Yemenia lawsuit is in its incipient stages. We believe that we have substantial defenses on the merits and that we are adequately covered by available liability insurance. We do not believe that the outcome of the Yemenia lawsuit will have a material effect on our consolidated financial condition, results of operations or cash flows.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        We are an indirect wholly-owned subsidiary of AIG and our common stock is not listed on any national exchange nor is it traded in any established market. We have not paid any dividends on our common stock since 2008. Under the most restrictive provision of our debt agreements, we currently may declare and pay dividends of up to $1.6 billion of our consolidated retained earnings. Under the terms of our subordinated debt, we may be restricted from paying cash dividends on our capital stock in the future if we fail to comply with certain covenants. See Note K—"Debt Financing—Subordinated Debt" of Notes to Consolidated Financial Statements for additional information.

        On December 9, 2012, AIG and an investor group led by Mr. Weng Xianding, the Chairman of New China Trust Co. Ltd., announced that they have entered into a share purchase agreement under which AIG will sell 80.1% of our equity to the investor group for approximately $4.2 billion in cash, with an option for the investor group to buy an additional 9.9% stake. The sale is expected to close in 2013.

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

Items Affecting Comparability between Periods

        The following are significant items that affected the comparability between periods:

  •
  We incurred significant impairment charges in 2010 and 2011, resulting from new aircraft design together with higher fuel prices and changes in the estimated useful lives of certain aircraft.

  •
  We acquired AeroTurbine on October 7, 2011, and 2012 was the first year that reflects a full year of AeroTurbine results, which contributed pre-tax income of $1.8 million and $19.4 million to 2011 and 2012, respectively.

  •
  Global financial challenges during 2012, 2011 and 2010 resulted in early returns of 55, nine and 15 aircraft, respectively, which negatively impacted our revenues, aircraft costs and pre-tax income during these periods.

	2012	2011	2010	2009	2008
	(Dollar amounts in thousands)
Statement of Operation Data:
Rentals of flight equipment	$4,345,602	$4,454,405	$4,726,502	$4,928,253	$4,678,856
Total revenues	4,504,240	4,526,663	4,798,880	4,997,192	4,823,954
Aircraft impairment charges and fair value adjustments	192,362	1,737,508	1,663,189	86,332	—
Interest expense	1,555,567	1,569,468	1,567,369	1,365,490	1,576,664
Aircraft costs	134,825	49,673	33,352	43,935	34,613
Depreciation	1,918,728	1,864,735	1,963,175	1,968,981	1,875,640
Other expenses	331,667	339,258	336,431	149,290	253,226
Total expenses	4,133,149	5,560,642	5,563,516	3,614,028	3,740,143
Income (loss) before income taxes	371,091	(1,033,979)	(764,636)	1,383,164	1,083,811
Net income (loss)	410,322	(723,901)	(495,668)	887,175	696,045
Other Financial Data:
Ratio of Earnings to Fixed Charges and Preferred Stock Dividends	1.22x	— (a)	— (a)	1.99x	1.65x
Adjusted net debt to adjusted shareholders' equity(b)	2.5x	2.7x	2.7x	3.1x	3.5x
Balance Sheet Data:
Flight equipment, net of accumulated depreciation	$34,468,309	$35,502,288	$38,515,379	$44,091,783	$43,395,124
Net investment in finance and sales-type leases	93,936	81,746	67,620	261,081	301,759
Total assets	39,810,357	39,161,244	43,308,060	46,129,024	47,490,499
Total secured debt(c)	9,489,247	9,764,631	9,556,634	7,067,446	1,436,296
Total unsecured debt(d)	14,853,540	14,619,641	17,997,466	22,644,293	31,040,372
Shareholders' equity	7,942,868	7,531,869	8,225,007	8,655,089	7,738,580
Other Data:
Aircraft lease portfolio at period end(e):
Owned	919	930	933	993	955
Subject to finance and sales-type leases	15	7	4	11	9
Aircraft sold or remarketed during the period	18	14	59	9	11

(a)
See Exhibit 12. In the twelve months ended December 31, 2011 and 2010, earnings were insufficient to cover fixed charges by $1,042.1 million and $771.2 million, respectively, due to non-cash impairment and lease related charges aggregating $1.7 billion and $1.8 billion, respectively.

(b)
Adjusted net debt means our total debt, net of deferred debt discount, including current portion, less cash and cash equivalents, excluding restricted cash, and less a 50% equity credit for our $1.0 billion outstanding in hybrid instruments, as of the end of the corresponding period. Adjusted shareholders' equity means our total shareholders' equity excluding accumulated other comprehensive income (loss) and including a 50% equity credit for our $1.0 billion outstanding in hybrid instruments. Adjusted net debt and adjusted shareholders' equity are not defined under GAAP and may not be comparable to similarly titled measures reported by other companies. We have presented this measure of financial leverage because it is the way that we present our leverage to investors and because it aligns, in part, with definitions under certain of our debt covenants. Accumulated other comprehensive income (loss), which principally reflects aggregate changes in the market value of our cash flow hedges, has been excluded from adjusted shareholders' equity because it is excluded from shareholders' equity in determining compliance with our debt covenants. Total debt has been adjusted by cash and cash equivalents to better evaluate our financial condition and our future obligations that would not be readily satisfied by cash and cash equivalents on hand. Total debt and shareholders' equity are adjusted by a 50% equity credit for our $1.0 billion outstanding in hybrid instruments to reflect the equity nature of that financing arrangement and to provide information in line with our debt covenant calculations. Investors should consider adjusted net debt to adjusted shareholders' equity in addition to, and not as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. Our adjusted net debt to adjusted shareholders' equity presentation may be different from that presented by other companies.

          The following table reconciles adjusted net debt to the most directly comparable GAAP measure, total debt:

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Total debt, net of deferred debt discount, including current portion	$24,342,787	$24,384,272	$27,554,100	$29,711,739	$32,476,668
Less: Cash and cash equivalents, excluding restricted cash	3,027,587	1,975,009	3,067,697	336,911	2,385,948
Less: 50% equity credit for $1.0 billion in hybrid instruments	500,000	500,000	500,000	500,000	500,000

Adjusted net debt	$20,815,200	$21,909,263	$23,986,403	$28,874,828	$29,590,720

          The following table reconciles adjusted shareholders' equity to the most directly comparable GAAP measure, total shareholders' equity:

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Total shareholders' equity	$7,942,868	$7,531,869	$8,225,007	$8,655,089	$7,738,580
Less: Accumulated other comprehensive loss	(12,491)	(19,637)	(58,944)	(138,206)	(168,065)
Plus: 50% equity credit for $1.0 billion in hybrid instruments	500,000	500,000	500,000	500,000	500,000

Adjusted shareholders' equity	$8,455,359	$8,051,506	$8,783,951	$9,293,295	$8,406,645

(c)
Includes loans from AIG Funding for applicable periods. We repaid the loan to AIG Funding in 2010.

(d)
Includes subordinated debt. Includes the effect of foreign currency swaps for the debt outstanding at December 31, 2010, 2009 and 2008.

(e)
See "Item 2. Properties—Aircraft Portfolio."

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are the world's largest independent aircraft lessor, measured by number of owned aircraft, with over 1,000 owned or managed aircraft. As of December 31, 2012, we owned 919 aircraft in our operating lease portfolio and four additional aircraft in AeroTurbine's leased fleet, with an aggregate net book value of $34.5 billion. The weighted average age of our fleet, weighted by the net book value of our aircraft, was 8.3 years at December 31, 2012. We had 15 additional aircraft in the fleet classified as finance and sales-type leases and provided fleet management services for 81 aircraft. Our fleet features popular aircraft types, including both narrowbody and widebody aircraft. In addition to our existing fleet, as of December 31, 2012, we had commitments to purchase 229 new aircraft for delivery through 2019, including four through sale-leaseback transactions. The new aircraft commitments are comprised of 100 Airbus A320neo family aircraft, 20 Airbus A350 aircraft, 74 Boeing 787 aircraft, 34 Boeing 737-800 aircraft and one Boeing 777-300ER aircraft. We also have the rights to purchase an additional 50 Airbus A320neo family aircraft. We intend to continue to complement our orders from aircraft manufacturers with strategic acquisitions of additional aircraft from third parties, which may include sale-leaseback transactions with airlines. On March 1, 2013 we entered into an agreement to acquire 15 Boeing 737-800 and one Boeing 777-300ER, with delivery dates in 2013 and 2014, through a sale-leaseback transaction with American Airlines. We balance the benefits of holding and leasing our aircraft and selling or parting-out the aircraft depending on economics and opportunities.

        Under the terms of our leases, the lessee is generally responsible for all operating expenses, which customarily include maintenance, fuel, crews, airport and navigation charges, taxes, licenses, aircraft registration and insurance premiums. We, however, generally contribute to the first major maintenance event a lessee incurs during the lease of a used aircraft and, if an aircraft is returned due to a lessee ceasing operations or failing to meet its obligations under a lease, we may incur costs to prepare the aircraft for re-lease. Our leases are for a fixed term, although in many cases the lessees have early termination rights or extension options. Our leases require all non-contingent payments to be made in advance and our leases are predominantly denominated in U.S. dollars. Our lessees are generally required to continue to make lease payments under all circumstances, including periods during which the aircraft is not in operation due to maintenance or grounding. We typically contract to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term due to exceptional circumstances, we have generally been able to re-lease the aircraft within two to six months of their return. The weighted average lease term remaining on our current leases, weighted by net book value of our aircraft, was 4.1 years as of December 31, 2012.

        In addition to our leasing activities, we provide fleet management services to investors or owners of aircraft portfolios for a management fee. Through our wholly-owned subsidiary, AeroTurbine, we provide engine leasing, certified aircraft engines, airframes, engine parts and supply chain solutions, and possess the capabilities to disassemble aircraft and engines into parts. This allows us to maximize the value of our aircraft and engines across their complete life cycle and offer an integrated value proposition to our airline customers as they transition out aging aircraft. At times we also sell aircraft from our leased aircraft fleet to other leasing companies, financial services companies, and airlines. In limited cases, we have also provided asset value guarantees and loan guarantees to buyers of aircraft or to financial institutions for a fee.

        We operate our business on a global basis, deriving more than 90% of our revenues from airlines outside of the United States. As of December 31, 2012, we had 912 aircraft leased under operating leases to 177 customers in 78 countries, with no lessee accounting for more than 10% of lease revenue for any of the years ended December 31, 2012, 2011, or 2010. At December 31, 2012, our operating lease portfolio included seven aircraft not subject to a signed lease agreement or a signed letter of intent, five of which have been or may be parted out or sold but did not meet the criteria for being classified as held for sale and two of which were formerly on lease to Kingfisher Airlines, which recently ceased operations, as further discussed below. We have 68 aircraft that are subject to leases expiring through 2013, 29 of which are not yet subject to a signed lease agreement or a signed letter of intent following the expiration of their current leases. Of these 29 aircraft, 17 may be parted out or sold but did not meet the criteria for being classified as held for sale. If the current customers of the remaining 12 aircraft do not extend their leases, we will be required to find new customers for these aircraft. We also maintain relationships with 19 additional customers who operate aircraft we manage. Our results of operations are affected by a variety of factors, primarily:

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

  •
  our expectations of future overhaul reimbursements and lessee maintenance contributions; and

  •
  our ability to fund our business.

        Recent challenges in the global economy, including the European sovereign debt crisis, political uncertainty in the Middle East, and sustained higher fuel prices have negatively impacted many airlines' profitability, cash flows and liquidity, and increased the probability that some airlines, including our customers, will cease operations or file for bankruptcy. During the year ended December 31, 2012, 11 of our customers, including one with two separate operating certificates, ceased operations or filed for bankruptcy, or its equivalent, and returned 55 of our aircraft. As of February 25, 2013, 42 of the 55 returned aircraft have been committed to lease and 13 aircraft have been, or are intended to be, parted-out or sold. One of these customers, Kingfisher Airlines, ceased operations in the last quarter of

2012. While we have been successful in deregistering our six affected aircraft, we have experienced difficulty repossessing the aircraft from India as a result of bureaucratic and regulatory obstacles.

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

        Despite the current difficulties in the global economy, we are optimistic about the long-term future of air transportation and the growing role that the leasing industry and ILFC, in particular, will play in commercial air transport. At February 25, 2013, we had signed leases for all of our new aircraft deliveries through 2013. We have contracted with Airbus and Boeing to purchase new fuel-efficient aircraft with delivery dates through 2019. These aircraft are in high demand from our airline customers. In many cases, we have delivery positions for the most modern and fuel-efficient aircraft earlier than the airlines can obtain such aircraft from the manufacturers. We believe that, with respect to our used aircraft, we have the market reach, visibility and understanding to move our aircraft across jurisdictions to best deploy our aircraft with the world's airlines. We are focused on increasing our presence in frontier and emerging markets that have high potential for passenger growth and other markets that have significant demand for new aircraft. We have assembled a highly skilled and experienced management team and have secured sufficient liquidity to manage through expected market volatility. We have also demonstrated strong and sustainable financial performance through most airline industry cycles. For these reasons, we believe that we are well positioned to manage the current cycle and over the long-term.

Financial Overview

        Our 2012 income before income taxes increased by $1.4 billion as compared to 2011, primarily due to a $1.5 billion decrease in aircraft impairment charges on flight equipment held for use. The increase in income before income taxes was offset by:

  •
  a $108.8 million decrease in rental revenue because of lower lease rates on aircraft in our fleet that were re-leased in 2012, including 55 aircraft returned early by lessees that ceased operations or filed for bankruptcy, or its equivalent;

  •
  a $85.2 million increase in aircraft costs primarily from costs related to the repossession of the 55 aircraft from lessees that ceased operations or filed for bankruptcy, or its equivalent, and the costs related to re-lease of these aircraft; and

  •
  a $69.0 million increase in selling, general and administrative expenses primarily driven by expenses related to AeroTurbine, which we did not acquire until October 7, 2011, and higher employee related expenses related to an increase in employee headcount and an increase in share based compensation.

See "Results of Operations" herein for a detailed discussion of our results.

Capital Resources and Liquidity Developments

        Significant capital resources and liquidity developments in 2012 include:

  •
  new $2.3 billion revolving credit facility with ten banks and the termination of our existing $2.0 billion facility;

  •
  note issuances under our shelf registration statement: (i) $750 million of 4.875% notes due 2015 and $750 million of 5.875% notes due 2019, each issued in March 2012, a portion of the proceeds of which were used to refinance our $750 million secured term loan originally scheduled to mature in 2015; and (ii) $750 million of 5.875% notes due 2022, issued in August 2012;

  •
  new secured financing arrangements: (i) a $900 million senior secured term loan maturing on June 30, 2017; (ii) six-year aircraft financings aggregating $203 million; and (iii) $287 million of pre-funded secured notes guaranteed by the Export-Import Bank of the United States;

  •
  an increase in AeroTurbine's borrowing capacity under its revolving credit facility by $95 million to a current maximum borrowing capacity of $430 million; and

  •
  the refinancing of our $550 million secured term loan at a lower interest rate.

Recent Developments relating to AIG

        AIG has repaid all of the governmental support it received in September 2008 during the global financial crisis. This support included a credit facility from the FRBNY and funding from the Department of the Treasury through TARP. Through a series of transactions that closed on January 14, 2011, AIG exchanged various forms of government support for AIG common stock and the Department of the Treasury became AIG's majority shareholder, owning approximately 92% of outstanding AIG common stock at that time.

        The Department of the Treasury, as selling shareholder, sold all of its shares of AIG common stock through six registered public offerings completed in May 2011 and March, May, August, September and December 2012. AIG purchased approximately 421 million shares of its own common stock in the first four offerings in 2012.

Recent Developments relating to Potential Sale to Investor Group

        On December 9, 2012, AIG and an investor group led by Mr. Weng Xianding, the Chairman of New China Trust Co. Ltd., announced that they have entered into a share purchase agreement under which AIG will sell 80.1% of our equity to the investor group for approximately $4.2 billion in cash, with an option for the investor group to buy an additional 9.9% stake. The sale is expected to close in 2013.

        The completion of the sale depends on the satisfaction or waiver of certain closing conditions, including:

  •
  approvals or non-disapprovals from certain regulatory bodies, including the People's Republic of China, CFIUS, and other anti-trust and regulatory agencies;

  •
  the transfer of 66 of our aircraft to voting trusts with a voting trustee that is a United States citizen and the registration with the FAA of those aircraft; and

  •
  the amendment or waiver of financial covenants contained in certain of our debt agreements that otherwise would be triggered by the application of purchase accounting in connection with the sale.

        In addition to other customary termination events, the share purchase agreement allows termination (i) by AIG or the investor group if the closing of the transaction has not occurred on or before May 15, 2013, subject to an extension to June 17, 2013 by AIG in the event the transfer of the aircraft into trusts has not occurred by then; or (ii) by AIG if the investor group has not paid the applicable deposit into escrow upon the later of ten days after approval of the transaction by CFIUS and March 15, 2013.

        Before the closing of the transaction, we generally must seek approval from the investor group before taking any action for which we also must seek approval from our board of directors. In addition, before the closing of the transaction, we must seek waivers or amendments to certain financing agreements containing covenants that otherwise would be triggered by the transaction.

        At the completion of the sale, AIG and the investor group will enter into a stockholders' agreement which, among other things, will give AIG the right to appoint one member on our board subsequent to the sale (or two, if the investor group does not elect to purchase the additional 9.9% of our common stock). See "Item 1A. Risk Factors—Risks Relating to a Change in our Majority Shareholder and Our Separation from AIG" herein for risks related to AIG's anticipated sale of us to the investor group.

Our Revenues

        Our revenues consist primarily of rental of flight equipment, flight equipment marketing and gain on aircraft sales and other income.

  Rental of Flight Equipment

        Our leasing revenue is principally derived from airlines and companies associated with the airline industry. Our aircraft leases generally provide for the payment of a fixed, periodic amount of rent. In certain cases our leases provide for additional rental revenue based on usage. The usage may be calculated based on hourly usage or on the number of cycles operated. A cycle is defined as one take-off and landing. Under the provisions of many of our leases we also receive overhaul rentals based on the usage of the aircraft. For certain airframe and engine overhauls, we reimburse the lessee for costs incurred up to, but generally not exceeding, related overhaul rentals that the lessee has paid to us. We recognize overhaul rental revenue net of estimated overhaul reimbursements, which are recorded as deferred overhaul rentals.

        We capitalize as lease incentives any amount of actual maintenance reimbursement we make in excess of overhaul rentals paid to us by the lessee and payments received from prior lessees for deficiencies in return conditions and amortize the lease incentives into Rental of flight equipment over the remaining life of the lease.

        The amount of lease revenue we recognize is primarily influenced by the following factors:

  •
  the contracted lease rate and overhaul rentals, which are highly dependent on the age, condition and type of the leased equipment;

  •
  the lessees' performance of their lease obligations;

  •
  the usage of the aircraft during the period; and

  •
  our expectations of future overhaul reimbursements.

        In addition to aircraft or engine specific factors such as the type, condition and age of the asset, the lease rates for our leases may be determined in part by reference to the specified interest rate at the time the aircraft is delivered to the customer. The factors described in the bullet points above are influenced by airline industry conditions, global and regional economic trends, airline market conditions, the supply and demand balance for the type of flight equipment we own and our ability to remarket flight equipment subject to expiring lease contracts under favorable economic terms.

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

  Other Income

        Other income includes (i) gross profit on sales from AeroTurbine of engines, airframes, parts and supplies; (ii) management fee revenue we generate through a variety of management services that we provide to non-consolidated aircraft securitization vehicles and joint ventures and third party owners of aircraft; and (iii) interest income. Income from AeroTurbine's engine, airframes, parts and supplies sales are included in Other income, net of cost of sales. The price AeroTurbine receives for engines, airframes, parts and supplies is largely dependent on the condition of the asset being sold, airline market conditions and the supply and demand balance for the type of asset being sold. Our management services may include leasing and remarketing services, cash management and treasury services, technical advisory services and accounting and administrative services depending on the needs of the aircraft owner.

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

  Interest Expense

        Our interest expense in any period is primarily affected by changes in interest rates and outstanding amounts of indebtedness. Since 2010, several of our refinancings have had relatively higher interest rates than the debt we replaced, partially as a result of our initiatives to extend our debt maturities. The weighted average of our debt maturities was 6.3 years as of December 31, 2012. While our weighted average effective cost of borrowing, which excludes the effect of amortization of deferred debt issue cost, has increased since 2010, the decrease in our average debt outstanding due to our deleveraging efforts has offset those increases. Our weighted average effective cost of borrowing reflects our composite interest rate, including the effect of interest rate swaps or other derivatives and the effect of debt premiums and discounts.

        Our total debt outstanding at the end of each period and weighted average effective cost of borrowing, which excludes deferred debt discount, for the periods indicated were as follows:

  Depreciation

        We generally depreciate aircraft using the straight-line method over a 25-year life from the date of manufacture to an estimated residual value. Management regularly reviews depreciation on our aircraft by aircraft type and depreciates the aircraft using the straight-line method over the estimated remaining holding period to an established residual value. See "Flight Equipment" below. Our depreciation expense is influenced by the adjusted carrying values of our flight equipment, the depreciable life and estimated residual value of the flight equipment. Adjusted carrying value is the original cost of our flight equipment, including capitalized interest during the construction phase, adjusted for subsequent capitalized improvements and impairments.

  Aircraft Impairment Charges and Fair Value Adjustments

        Management evaluates quarterly the need to perform a recoverability assessment of aircraft considering the requirements under GAAP and performs this assessment at least annually for all aircraft in our fleet. Recurring recoverability assessments are performed whenever events or changes in circumstances indicate that the carrying amount of our aircraft may not be recoverable, which may require us to change our assumptions related to future estimated cash flows. These events or changes in circumstances considered include potential disposals, changes in contracted lease terms, changes in the status of an aircraft as leased, re-leased, or not subject to lease, repossessions of aircraft, changes in portfolio strategies, changes in demand for a particular aircraft type and changes in economic and market circumstances.

        Factors that have affected impairment charges in recent years include, but are not limited to, the following: (i) unfavorable airline industry trends affecting the residual values of certain aircraft types; (ii) management's expectations that certain aircraft were more likely than not to be parted-out or otherwise disposed of sooner than 25 years; and (iii) new technological developments.

        While we continue to manage our fleet by ordering new in-demand aircraft and maximize our returns on our existing aircraft, we may incur additional impairment charges in the future. Impairment charges may result from future deterioration in lease rates, net overhaul rentals and residual values, which can be caused by new technological developments, further sustained increases in fuel costs, prolonged economic distress, and decisions to sell or part-out aircraft at amounts below net book value. The potential for impairment or fair value adjustments could be material to our results of operations for an individual period.

  Aircraft Costs

        Aircraft costs consist of maintenance and repossession-related expenses borne by us. These expenses are typically incurred when aircraft are returned early, repossessed, or otherwise off-lease. While lessees are generally responsible for maintenance of the aircraft under the provisions of the lease, we may incur maintenance costs to prepare the aircraft for re-lease when aircraft are returned early or repossessed and are not in satisfactory condition to re-lease. Aircraft costs will fluctuate with the number of aircraft repossessed during a period.

  Selling, General and Administrative Expenses

        Our principal selling, general and administrative expenses consist of expenses related to personnel expenses, including salaries, share-based compensation charges, employee benefits, professional and advisory costs and office and travel expenses. The level of our selling, general and administrative expenses is influenced primarily by the number of employees, fluctuations in AIG's share price, and the extent of transactions or ventures we pursue which require the assistance of outside professionals or advisors.

  Other Expenses

        Other expenses consist primarily of lease related charges, provision for losses on aircraft asset value guarantees, and provision for credit losses on notes receivable and net investment in finance and sales-type leases, and effect on income from derivative activities. Our lease related charges include the write-off of unamortized lease incentives and overhaul and straight-line lease adjustments that we incur when we sell an aircraft prior to the end of the lease.

        Our provision for losses on aircraft asset value guarantees represents changes made in the current period based on our best estimate of probable loss on asset value guarantees that are likely to be exercised.

        Our provision for credit losses on notes receivable consists primarily of allowances we establish to reduce the carrying value of our notes receivable to estimated collectible levels. Management reviews all outstanding notes that are in arrears to determine whether we should reserve for, or write off any portion of, the notes receivable. In this process, management evaluates the collectability of each note and the value of the underlying collateral, if any, by assessing relevant operational and financial issues. As of December 31, 2012, notes receivable, net, were not material.

        Our provision for credit losses on finance and sales-type leases consists primarily of allowances we establish to reduce the carrying value of our net investment in these leases to estimated collectible levels. Management monitors the activities and financial health of customers and evaluates the impact certain events, such as customer bankruptcies, will have on lessee's abilities to perform under the contract terms of the related leases. Management reviews all outstanding leases classified as finance and sales-type to determine appropriate classification of the related aircraft within our fleet, and whether we should reserve for any portion of our net investment.

        We employ derivative products to manage our exposure to interest rates risk and foreign currency risks. We do not speculate on interest rates or currency fluctuations. We record in other expense the change in market value of derivatives not designated as hedges and the effect from ineffectiveness of cash flow hedges.

        The primary factors affecting our other expenses are: (i) the sale of aircraft prior to the end of a lease, which may result in lease related costs; (ii) a deterioration in aircraft values, which may result in additional provisions for losses on aircraft asset value guarantees; (iii) lessee defaults, which may result in additional provisions for doubtful notes receivable; and (iv) volatility in market value in derivatives not designated as hedges and ineffectiveness of cash flow hedges.

Critical Accounting Policies and Estimates

        Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We evaluate our estimates, including those related to flight equipment, lease revenue, derivative financial instruments, fair value measurements, and income taxes, on a recurring basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. A summary of our significant accounting policies is presented in Note B of Notes to Consolidated Financial Statements. We believe the following critical accounting policies could have a significant impact on our results of operations, financial condition and financial statement disclosures, and may require subjective and complex estimates and judgments.

  Flight Equipment

        Flight equipment is our largest asset class, representing approximately 90% of our consolidated assets as of December 31, 2012 and 2011.

        Depreciable Lives and Residual Values.    We generally depreciate passenger aircraft using the straight-line method over a 25-year life from the date of manufacture to an estimated residual value. When we change the useful lives or residual values of our aircraft, we adjust our depreciation rates on a prospective basis. Any change in the assumption of useful life or residual value changes depreciation expense and could have a significant impact on our results or operations for any one period.

        Based on the annual fleet assessment of aircraft performed in the third quarter of 2011, we identified 239 aircraft that were either aircraft out of production or impacted by new technology developments. Out of these 239 aircraft, we changed the estimated useful life of 140 aircraft. In addition, we changed the useful life of our ten freighter aircraft from 35 to 25 years. These changes resulted in an increase in our 2012 depreciation expense for these aircraft of approximately $55.9 million as compared to 2011. The overall increase in depreciation expense from shortening the holding periods on these 140 aircraft will decline as these aircraft are disposed of.

        Impairment Charges on Flight Equipment Held for Use.    Management evaluates quarterly the need to perform a recoverability assessment of held for use aircraft considering the requirements under GAAP and performs this assessment at least annually for all aircraft in our fleet. The undiscounted cash flows used in the recoverability assessment consist of cash flows from currently contracted leases, future projected lease cash flows, including estimated flight hour rentals and net overhaul collections and an estimated disposition value, as appropriate, for each aircraft. Management is active in the aircraft leasing industry and develops the assumptions used in the recoverability assessment.

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

        Some critical and significant assumptions we consider are as follows:

        Market Conditions.    We consider current and future expectations of the global demand for a particular aircraft type and historical experience in the aircraft leasing market and aviation industry, as well as information received from third party sources. Factors taken into account include the impact of fuel price volatility and higher average fuel prices; the growing impact of new technology aircraft (announcements, deliveries and order backlog) on current and future demand for mid-generation aircraft; the higher production rates sustained by manufacturers for more fuel-efficient newer generation aircraft during the recent economic downturn; the unfavorable impact of low rates of inflation on aircraft values; current market conditions and future industry outlook for future marketing of older mid-generation aircraft and aircraft that are out of production; and a decreasing number of lessees for older aircraft. In addition our lessees may face financial difficulties and return aircraft to us prior to the contractual lease expiry dates. As a result, our cash flow assumptions may change and future impairment charges may be required.

        Portfolio Management Strategy.    We take into account our end-of-life management options and capabilities provided by our subsidiary AeroTurbine. AeroTurbine provides us with increased choices in managing the end-of-life of aircraft in our fleet and makes the part-out of an aircraft a more economically and commercially viable option by eliminating the payment of commissions to third parties. Parting-out aircraft also enables us to retain greater cash flows from an aircraft during the last cycle of its life by allowing us to eliminate certain maintenance costs and realize higher net overhaul revenues resulting in changes in cash flow assumptions.

        Subsequent Events.    We also consider events subsequent to year end, such as a subsequent bankruptcy, in evaluating the recoverability of our fleet as of year-end. We take into account lessee non-performance, as well as management's expectation of whether to re-lease or part-out the aircraft, which change the projected lease cash flows of the affected aircraft.

        Sensitivity Analysis.    Aircraft impairment charges on flight equipment held for use aggregated $102.7 million for the year ended December 31, 2012. If estimated cash flows used in a hypothetical full fleet assessment as of December 31, 2012 were decreased by 10% and 20%, 36 additional aircraft with a net book value of $250.6 million or 89 additional aircraft with a net book value of $1.8 billion at December 31, 2012, respectively, would have been impaired and written down to their resulting respective fair values.

        Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed.    Management evaluates quarterly the need to perform recoverability assessments of all contemplated aircraft sale or disposal transactions considering the requirements under GAAP. The recoverability assessment is performed if events or changes in circumstances indicate that it is more likely than not that an aircraft will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Due to the significant uncertainties of potential sales transactions, management must use its judgment to evaluate whether a sale is more likely than not. The factors that management considers in its assessment include (i) the progress of the potential sales transactions through a review and evaluation of the sales related documents and other communications, including, but not limited to, letters of intent or sales agreements that have been negotiated or executed; (ii) our general or specific fleet strategies, liquidity requirements and other business needs and how those requirements bear on the likelihood of sale; and (iii) the evaluation of potential execution risks, including the source of potential purchaser funding and other execution risks, including the source of potential purchaser funding and other execution risks. If the carrying value of the aircraft exceeds its estimated undiscounted cash flows, then an impairment charge or a fair value adjustment is recognized separately on our Consolidated Statements of Operations. The undiscounted cash flows in the more likely than not sales recoverability assessment will depend on the structure of the potential sale transaction and may consist of cash flows from currently contracted leases, including flight hour and overhaul rentals, when appropriate, and the estimated proceeds from sale. In the event that an aircraft does not meet the more likely than not sales recoverability assessment, it is re-measured to fair value, which in almost all of our potential sales transactions is based on the value of the sales transaction, resulting in an impairment charge or fair value adjustment.

        Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed aggregated $89.7 million for the year ended December 31, 2012. We recorded impairment charges and fair value adjustments of (i) $43.3 million on 10 aircraft we sold or deemed more likely than not to be sold, but that did not meet the criteria required to be classified as Flight equipment held for sale; (ii) $4.1 million on four aircraft classified as Flight equipment held for sale that were sold or transferred from Flight equipment held for sale back to flight equipment; and (iii) $42.3 million on 12 aircraft and 13 engines intended to be or designated for part-out.

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

        Inventory:    Our inventory consists primarily of engine and airframe parts and rotable and consumable parts and is included in Lease receivables and other assets on our Consolidated Balance Sheets. We value our inventory at the lower of cost or market. Cost is primarily determined using the specific identification method for individual part purchases and on an allocated basis for engines and aircraft purchased for disassembly and bulk inventory purchases. Costs are allocated using the relationship of the cost of the engine, aircraft or bulk inventory purchase to the estimated retail sales value at the time of purchase. At the time of sale, this ratio is applied to the sales price of each individual part to determine its cost. We evaluate this ratio based on periodic analysis and if necessary, update sales estimates and make adjustments to this ratio. Generally, inventory that is held for more than four years is considered excess inventory and its carrying value is zero.

  Lease Revenue

        We lease flight equipment principally under operating leases and recognize rental revenue on a straight-line basis over the life of the lease. The difference between the rental revenue recognized and the cash received under the provisions of our leases is included in Lease receivables and other assets and, in the event it is a liability, Security deposits, deferred overhaul rental and other customer deposits on our Consolidated Balance Sheets. Past-due rental revenue is recognized on the basis of management's assessment of collectability. Management monitors all lessees that are behind in lease payments and discusses relevant lessee operational and financial issues to determine the amount of rental revenue to recognize for past due amounts. Our customers make lease payments in advance and we generally recognize rental revenue only to the extent we have received payments or hold security deposits.

        Overhaul Rentals.    Under the provisions of our leases, lessees are generally responsible for maintenance and repairs, including major maintenance (overhauls) over the term of the lease. Under the provisions of many of our leases, we receive overhaul rentals based on the usage of the aircraft. The usage may be calculated based on hourly usage or on the number of cycles operated. A cycle is defined as one take-off and landing. The usage is typically reported monthly by the lessee. For certain airframe and engine overhauls, we reimburse the lessee for costs incurred up to, but generally not exceeding, the overhaul rentals that the lessee has paid to us. We recognize overhaul rentals received, net of estimated overhaul reimbursements, as revenue. During the years ended December 31, 2012, 2011 and 2010, we recognized net overhaul rental revenues of approximately $241.6 million, $198.8 million and $270.3 million, respectively, from overhaul rental collections of $722.0 million, $734.0 million and $749.0 million, respectively, during those periods. We estimate expected overhaul reimbursements during the life of the lease, which requires significant judgment. Management determines the reasonableness of the estimated future overhaul reimbursement rate considering quantitative and qualitative information including (i) changes in historical pay-out rates from period to period; (ii) trends in reimbursements made; (iii) trends in historical pay-out rates for expired leases; (iv) future estimates of pay-out rates on leases scheduled to expire in the near term; (v) changes in our business model or portfolio strategies; and (vi) other factors affecting the future pay-out rates that may occur from time to time. Changes in the expected overhaul reimbursement estimate result in an adjustment to the cumulative deferred overhaul rental balance sheet amount, which is recognized in current period results. If overhaul reimbursements are different than our estimates, or if estimates of future reimbursements change, there could be a material impact on our results of operations in a given period.

        Additionally, in connection with a lease of a used aircraft, we generally agree to contribute to the first major maintenance event the lessee incurs during the lease. At the time we pay the agreed upon maintenance contribution, we record the reimbursement against deferred overhaul rentals to the extent we have received overhaul rentals from the lessee, or against return condition deficiency deposits to the extent we have received such deposits from the prior lessee. We capitalize as lease incentives any amount of the actual maintenance reimbursement we pay in excess of overhaul rentals and payments received from prior lessees for deficiencies in return conditions and amortize the lease incentives into Rental of flight equipment over the remaining life of the lease. We capitalized lease incentives of $65.8 million, $89.6 million, and $55.4 million, which included such maintenance contributions, for the years ended December 31, 2012, 2011 and 2010, respectively. During the years ended December 31, 2012, 2011 and 2010, we amortized lease incentives into Rentals of flight equipment aggregating $61.5 million, $63.4 million and $47.8 million, respectively.

  Derivative Financial Instruments

        We employ a variety of derivative instruments to manage our exposure to interest rate risks and, at times, foreign currency risks. Derivatives are recognized at their fair values on our consolidated balance sheets. Management determines the fair values of our derivatives each quarter using a discounted cash flow model, which incorporates an assessment of the risk of non-performance by our swap counterparties. The model uses various inputs including contractual terms, interest rate, credit spreads and volatility rates, as applicable. When hedge accounting treatment is achieved for a derivative, the changes in fair value related to the effective portion of the hedge is recognized in other comprehensive income or in current period earnings, depending on the designation of the derivative as a cash flow hedge or a fair value hedge. The ineffective portion of the hedge is recognized in income. At the time the derivative is designated as a hedge, we select a method of effectiveness assessment, which we must use for the life of the hedge. We use the "hypothetical derivative method" for all of our hedges when we assess effectiveness. This method involves establishing a hypothetical derivative that mirrors the hedged item, but has a zero-value at the hedge designation date. The cumulative change in fair value of the actual hedge derivative instrument is compared to the cumulative change in the fair value of the hypothetical derivative. The difference between these two amounts is the calculated ineffectiveness and is recognized in current period earnings.

  Fair Value Measurements

        Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

        Derivatives:    We measure the fair values of our derivatives on a recurring basis. We use a valuation model that includes a variety of observable inputs, including contractual terms, interest rate curves, foreign exchange rates, yield curves, credit curves, measures of volatility, and correlations of such inputs to determine the fair value. Valuation adjustments may be made in the determination of fair value. These adjustments include amounts to reflect counterparty credit quality and liquidity risk, and are as follows:

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

        Aircraft:    We measure the fair value of aircraft on a non-recurring basis, when GAAP requires the application or use of fair value, including events or changes in circumstances that indicate that the carrying amounts of our aircraft may not be recoverable. We principally use the income approach to measure the fair value of our aircraft. The income approach is based on the present value of contractual lease cash flows, projected future lease cash flows, including flight hour rental cash flows, where appropriate, which extend to the end of the aircraft's economic life in its highest and best use configuration, as well as a disposition value based on expectations of market participants. Other than as a result of the exclusion of net overhaul rental cash flows, the cash flows used in the fair value estimate are generally consistent with those used in the recurring recoverability assessment for aircraft held for use and are subject to the same management judgment. See "—Flight Equipment—Impairment Charges on Flight Equipment Held for Use" above for further discussion.

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

        We recognize an uncertain tax benefit only to the extent that it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Our 2012 effective tax rate decreased as compared to 2011 and 2010, due to a net adjustment in the amount of $162.6 million, which resulted from an adjustment in the tax basis of certain flight equipment. The adjustment related to depreciation deductions allocable to tax-exempt foreign trade income and was made as a result of a recent court decision, which ruled in favor of a taxpayer. See Note O of Notes to Consolidated Financial Statements.

Results of Operations

  Year Ended December 31, 2012 Versus 2011

        Flight Equipment:    During the year ended December 31, 2012, we had the following activity related to Flight equipment:

Number of Aircraft
Flight equipment at December 31, 2011	930
Aircraft reclassified from Net investment in finance and sales-type leases	2
Aircraft reclassified to Net investment in finance and sales-type leases	(11)
Aircraft purchases	33
Aircraft sold from Flight equipment	(12)
Aircraft designated for part-out	(15)
Aircraft transferred from Flight equipment to Flight equipment held for sale	(8)

Flight equipment at December 31, 2012(a)	919

(a)
Excludes four aircraft owned and leased by AeroTurbine, 15 aircraft classified as finance and sales-type leases, and two aircraft classified as flight equipment held for sale.

        Income before Income Taxes:    Our income before income taxes increased by approximately $1.4 billion for the year ended December 31, 2012, as compared to the same period in 2011, primarily due to a $1.5 billion decrease in aircraft impairment charges on flight equipment held for use. This decrease in aircraft impairment charges was partially offset by:

  •
  a $108.8 million decrease in rental revenue because of lower lease rates on aircraft in our fleet that were re-leased in 2012, including 55 aircraft returned early by lessees that ceased operations or filed for bankruptcy, or its equivalent;

  •
  a $85.2 million increase in aircraft costs primarily from costs related to the repossession of the 55 aircraft from lessees that ceased operations or filed for bankruptcy, or its equivalent, and the costs related to re-lease of these aircraft; and

  •
  a $69.0 million increase in selling, general and administrative expenses primarily driven by expenses related to AeroTurbine, which we did not acquire until October 7, 2011, and higher employee related expenses related to an increase in employee headcount and an increase in share based compensation.

        See below for a detailed analysis of each category affecting income before income taxes.

        Rental of Flight Equipment:    Revenues from rentals of flight equipment decreased to $4,345.6 million for the year ended December 31, 2012 from $4,454.4 million for the same period in 2011. The average number of aircraft we owned during the year ended December 31, 2012, decreased to 925 compared to 932 for the year ended December 31, 2011. Revenues from rentals of flight equipment recognized for the year ended December 31, 2012 as compared to the year ended December 31, 2011 decreased (i) $193.2 million due to lower lease rates on aircraft in our fleet during both periods that were re-leased or had lease rates change between the two periods; (ii) $55.0 million related to aircraft in service during the year ended December 31, 2011 and sold prior to December 31, 2012; and (iii) $52.5 million related to a higher number of aircraft in transition between lessees, as a result of a higher number of early returns of aircraft from lessees who ceased operations or filed for bankruptcy, or the equivalent. These decreases in revenue were partly offset by increases of (i) $88.1 million from new aircraft added to our fleet after December 31, 2011 and from aircraft in our fleet as of December 31, 2011, that earned revenue for a greater number of days during the year ended December 31, 2012 than during the same period in 2011; (ii) $60.9 million in lease revenue from AeroTurbine, which we did not acquire until October 7, 2011; and (iii) $42.9 million in net overhaul rental revenue recognized, resulting from less overhaul rentals deferred for the year ended December 31, 2012, as compared to the same period in 2011.

        At December 31, 2012, seven customers operating 12 aircraft were 60 days or more past due on minimum lease payments aggregating $9.1 million relating to some of those aircraft, $7.1 million of which related to two customers. Of this amount, we recognized $5.8 million in rental income through December 31, 2012. In comparison, at December 31, 2011, 14 customers operating 52 aircraft were 60 days or more past due on minimum lease payments aggregating $13.8 million relating to some of those aircraft, $13.0 million of which we recognized in rental income through December 31, 2011. We refined our delinquency disclosures in 2012 to reflect those customers that are 60 days or more past due. We believe this measurement is a better indicator of potential credit concerns with our lessees and more closely aligns with how management monitors significant delinquencies.

        In addition, during the year ended December 31, 2012, 11 of our customers, including one with two separate operating certificates, ceased operations or filed for bankruptcy, or its equivalent, and returned 55 of our aircraft. As of February 25, 2013, 42 of the 55 returned aircraft have been committed to lease and 13 aircraft have been, or are intended to be, parted-out or sold. One of these customers, Kingfisher Airlines, ceased operations in the last quarter of 2012. While we have been successful in deregistering our six affected aircraft, we have experienced difficulty repossessing the aircraft from India as a result of bureaucratic and regulatory obstacles.

        Our 2012 revenues from rentals of flight equipment include $62.6 million (1.4% of total revenue) from lessees who filed for bankruptcy protection or ceased operations during 2012.

        At December 31, 2012, seven aircraft in our fleet were not subject to a signed lease agreement or a signed letter of intent, including four aircraft previously operated by the aforementioned customers who had ceased operations or filed for bankruptcy. Five of these seven aircraft have been or may be parted out or sold but did not meet the criteria for being classified as held for sale and we are considering our options for the remaining two aircraft, which were formerly on lease to Kingfisher Airlines.

        Flight Equipment Marketing and Gain on Aircraft Sales:    Flight equipment marketing and gain on aircraft sales increased by $21.0 million for the year ended December 31, 2012, as compared to the same period in 2011, primarily due to gains recorded on 15 aircraft sold, seven of which were sold under sales-type leases during the year ended December 31, 2012 as compared to gains recorded on one aircraft sold and two aircraft converted to finance leases for the same period in 2011.

        Other Income:    Other income increased to $123.3 million for the year ended December 31, 2012, compared to $57.9 million for the same period in 2011 due to (i) a $43.4 million increase in revenue recognized by AeroTurbine, net of cost of sales, from the sale of engines, airframes, parts and supplies; (ii) a $17.6 million increase in early termination fees, bankruptcy settlements and security deposit forfeitures; (iii) a $5.0 million gain recorded on an aircraft sold under an asset value guarantee during the year ended December 31, 2012; and (iv) a $3.1 million increase in foreign exchange gains, net of losses. These increases were partially offset by minor fluctuations aggregating a decrease of $3.7 million.

        Interest Expense:    Interest expense decreased to $1,555.6 million for the year ended December 31, 2012, compared to $1,569.5 million for the same period in 2011. Our average debt outstanding, net of deferred debt discount, decreased to $24.4 billion during the year ended December 31, 2012, compared to $26.0 billion during the same period in 2011, while our weighted average effective cost of borrowing, which excludes the effect of amortization of deferred debt issue cost, remained relatively constant.

        Depreciation:    Depreciation of flight equipment increased to $1,918.7 million for the year ended December 31, 2012, compared to $1,864.7 million for the same period in 2011, due to (i) an increase of $30.1 million primarily driven by changes in the estimated useful lives and residual values of certain aircraft types resulting from our annual fleet assessment performed in the third quarter of 2011, which accelerated depreciation and (ii) an increase of $23.9 million of depreciation expense recorded by AeroTurbine, which we did not acquire until October 7, 2011.

        Aircraft Impairment Charges on Flight Equipment Held for Use:    Aircraft impairment charges on flight equipment held for use decreased to $102.7 million relating to ten aircraft for the year ended December 31, 2012, as compared to $1,567.2 million relating to 100 aircraft recorded for the year ended December 31, 2011. The 2011 impairment charges were primarily due to changes in the holding period and residual values of certain out-of-production aircraft or aircraft impacted by new technology developments, resulting from our analysis of then-current macro-economic factors and our acquisition of AeroTurbine when performing our 2011 annual recoverability assessment. See "Critical Accounting Policies and Estimates—Flight Equipment."

        Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to Be Disposed:    During the years ended December 31, 2012 and 2011, respectively, we recorded the following aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed:

	Year Ended
	December 31, 2012				December 31, 2011
	Aircraft Impaired or Adjusted		Impairment Charges and Fair Value Adjustments		Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments
	(Dollars in millions)
Loss/(Gain)
Impairment charges and fair value adjustments on aircraft likely to be sold or sold (including sales-type leases)	10	(a)	$43.3		17	$163.1
Fair value adjustments on held for sale aircraft sold or transferred from held for sale back to flight equipment(b)	4		4.1		10	(3.7)
Impairment charges on aircraft intended to be or designated for part-out	12		42.3	(c)	3	10.9

Total Impairment charges and fair value adjustments on flight equipment sold or to be disposed	26		$89.7	(c)	30	$170.3

(a)
One of the ten aircraft was impaired twice during 2012.

(b)
Included in these amounts are net positive fair value adjustments related to aircraft previously held for sale, but which no longer met such criteria and were subsequently reclassified to Flight equipment. Also included in these amounts are net positive fair value adjustments related to sales price adjustments for aircraft that were previously held for sale and sold during periods presented.

(c)
Includes charges relating to 13 engines for the year ended December 31, 2012.

        Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed decreased to $89.7 million for the year ended December 31, 2012, compared to $170.3 million for 2011. The decrease was primarily due to seven fewer aircraft sold or identified as likely to be sold at December 31, 2012, resulting in lower impairment charges, as compared to the same period in 2011. This decrease was partially offset by impairment charges on 12 aircraft intended to be or designated for part-out at December 31, 2012, as compared to three aircraft at December 31, 2011. During the year ended December 31, 2012, we recorded impairment charges and fair value adjustments on 26 aircraft and 13 engines that were sold or to be disposed, compared to 30 aircraft during the year ended December 31, 2011. See Note G of Notes to Consolidated Financial Statements.

        Loss on Extinguishment of Debt:    During the year ended December 31, 2012, we prepaid the remaining $456.9 million outstanding under our secured credit facility dated October 13, 2006. We also prepaid in full the $750 million outstanding under one of our secured term loans, and we refinanced our $550 million secured term loan at a lower interest rate. In connection with these prepayments and refinancing, we recognized charges aggregating $22.9 million from the write off of unamortized deferred financing costs and deferred debt discount.

        During the year ended December 31, 2011, we issued unsecured senior notes and used a portion of the proceeds from these notes in cash tender offers to repurchase existing outstanding notes, incurring a loss of $61.1 million from the early extinguishment of debt. See Note K of Notes to Consolidated Financial Statements.

        Aircraft Costs:    Aircraft costs increased to $134.8 million for the year ended December 31, 2012, compared to $49.7 million for the same period in 2011 primarily due to a higher number of aircraft that were repossessed from customers that ceased operations or filed for bankruptcy, or its equivalent.

        Selling, General and Administrative Expenses:    Selling, general and administrative expenses increased to $257.5 million for the year ended December 31, 2012, compared to $188.4 million for 2011 due to (i) a $40.8 million increase in salaries and employee related expenses due to an increase in share-based compensation resulting from a significant improvement in AIG's stock price, an increase in employee headcount and an out of period credit adjustment in 2011 relating to pension expenses covering employee services from 1996 to 2010, with no such credit recorded for the year ended December 31, 2012; (ii) a $32.9 million increase due to expenses incurred by AeroTurbine, which we did not acquire until October 7, 2011; (iii) a $4.7 million increase in bank fees and financing costs related to the modification of one of our debt facilities. These increases were partially offset by a decrease of $9.3 million relating to the write-down of spare parts and computer equipment during 2011 with no such costs incurred for the year ended December 31, 2012.

        Other Expenses:    Other expenses for the years ended December 31, 2012 and 2011 consisted of the following:

	2012	2011
	(Dollars in thousands)
Lease charges	1,350	(3,062)
Effect of derivatives(a)(b)	654	9,808
Provision for loss on asset value guarantees(c)	31,266	—
Provision for loss on notes receivable	—	21,898
Provision for loss on finance and sales-type leases	—	23,088
Flight equipment rent(b)	18,000	18,000
Aircraft engine order cancellation	—	20,000

	51,270	89,732

(a)
See Note U—Derivative Financial Instruments for more information on derivative transactions.

(b)
Previously presented separately on the Consolidated Income Statement.

(c)
Reserves recorded on three aircraft asset value guarantees in 2012.

        Provision for Income Taxes:    Our effective tax rate for the year ended December 31, 2012, decreased to (10.6)% from (30.0)% for the same period in 2011. Our effective tax rate was significantly impacted by a net adjustment of $(162.6) million as a result of adjustments in the tax basis of certain flight equipment. The adjustment related to depreciation deductions allocable to tax-exempt foreign trade income and was made as a result of a recent court decision which ruled in favor of a taxpayer. See Note O of Notes to Consolidated Financial Statements. In addition, our effective tax rate continues to be impacted by minor permanent items and interest accrued on unrecognized tax benefits and IRS audit adjustments. Our unrecognized tax benefits increased by $469 million for the year ended December 31, 2012, the benefits of which, if recognized, would have a significant impact on our effective tax rate.

        Other Comprehensive Income:    Other comprehensive income decreased to $7.1 million for the year ended December 31, 2012, compared to $39.3 million for the same period in 2011. This decrease was primarily due to maturities of swaps and changes in the market values on derivatives qualifying for and designated as cash flow hedges.

  Year Ended December 31, 2011 Versus 2010

        Flight Equipment.    During the year ended December 31, 2011, we had the following activity related to Flight equipment:

Number of Aircraft
Flight equipment at December 31, 2010	933
Aircraft reclassified to Net investment in finance and sales-type leases	(2)
Aircraft purchases	8
Aircraft sold from Flight equipment	(7)
Aircraft designated for part-out	(3)
Aircraft designated for part-out and subsequently transferred to Investment in finance leases	(1)
Aircraft transferred from Flight equipment to Flight equipment held for sale	(1)
Aircraft transferred from Flight equipment held for sale to Flight equipment	3

Flight equipment at December 31, 2011(a)	930

(a)
Excludes nine aircraft owned and leased by AeroTurbine.

        Income before Income Taxes:    Our income before income taxes decreased by approximately $269.3 million for the year ended December 31, 2011, as compared to the same period in 2010, primarily due to the following:

  •
  a $272.1 million decrease in rental revenue because of lower lease rates on aircraft in our fleet that were re-leased, lower    net overhaul revenue recognized and a decrease in the number of aircraft in our fleet; and

  •
  $74.3 million increase in aircraft impairment charges and fair value adjustments.

These increases were partially offset by a $98.4 million decrease in depreciation expense. See below for a detailed analysis of each category affecting income before income taxes.

        Rental of Flight Equipment:    Revenues from rentals of flight equipment decreased to $4,454.4 million for the year ended December 31, 2011, from $4,726.5 million for the same period in 2010. The average number of aircraft we owned during the year ended December 31, 2011, decreased to 932 compared to 963 for the year ended December 31, 2010, primarily due to aircraft sales. Revenues from rentals of flight equipment recognized for the year ended December 31, 2011, decreased as compared to the same period in 2010 due to (i) a $107.8 million decrease related to aircraft in service during the year ended December 31, 2010, and sold prior to December 31, 2011; (ii) a $103.1 million decrease due to lower lease rates on aircraft in our fleet during both periods, that were re-leased or had lease rates change between the two periods; (iii) a $71.5 million decrease in net overhaul rentals recognized as a result of an increase in expected overhaul related reimbursements; and (iv) a $15.7 million decrease related to more aircraft in transition between lessees primarily resulting from repossessions of aircraft. These decreases in revenue were partly offset by increases aggregating $26.0 million related to lease activity from AeroTurbine and the addition of eight new aircraft to our fleet after December 31, 2010, and aircraft in our fleet as of December 31, 2010 that earned revenue for a greater number of days during the year ended December 31, 2011, than during the same period in 2010.

        At December 31, 2011, 14 customers operating 52 aircraft were 60 days or more past due on minimum lease payments aggregating $13.8 million relating to some of those aircraft. Of this amount, we recognized $13.0 million in rental income through December 31, 2011. In comparison, at December 31, 2010, four customers operating nine aircraft were 60 days or more past due on minimum lease payments aggregating $2.2 million relating to some of those aircraft, all of which we recognized in rental income through December 31, 2010. More customers were past due on minimum lease payments in 2011 as a result of challenging global economic conditions and significant volatility in oil prices, which negatively impacted the profitability of certain airlines. We have refined our disclosures related to delinquencies to more closely align our disclosures with how management monitors significant delinquencies.

        Flight Equipment Marketing and Gain on Aircraft Sales:    Flight equipment marketing and gain on aircraft sales increased by $3.7 million for the year ended December 31, 2011, as compared to the same period in 2010, primarily due to gains recorded on one aircraft sold and two aircraft converted to finance leases.

        Other Income:    Other income decreased to $57.9 million for the year ended December 31, 2011, compared to $61.7 million for 2010 due to (i) a decrease in interest and dividend income of $10.5 million mainly attributable to repayment of our notes receivable; (ii) a $10.4 million decrease in other income recorded due to proceeds related to the loss of two aircraft during the year ended December 31, 2010, with no such proceeds received in the year ended December 31, 2011; and (iii) other minor changes aggregating a decrease of $2.6 million. These decreases were partially offset by (i) $10.0 million of other income related to the cancellation of aircraft under order (see Note H of Notes to Consolidated Financial Statements) and (ii) a $9.7 million increase due to AeroTurbine revenue, net of cost of sales, from the sale of engines, aircraft and aircraft parts since the acquisition of AeroTurbine on October 7, 2011 (see Note H of Notes to Consolidated Financial Statements).

        Interest Expense:    Interest expense remained relatively constant at $1,569.5 million for the year ended December 31, 2011, compared to $1,567.4 million for 2010. Our weighted average effective cost of borrowing, which excludes the effect of amortization of deferred debt issue cost, increased 0.42%, which was partially offset by a decrease in average debt outstanding, net of deferred debt discount, to $26.0 billion during the year ended December 31, 2011, compared to $28.6 billion during the same period in 2010.

        Depreciation:    Depreciation of flight equipment decreased to $1,864.7 million for the year ended December 31, 2011, compared to $1,963.2 million for the year ended December 31, 2010, due to a combination of sales of aircraft and a reduction in the aggregate net book value of our fleet resulting from impairment charges and fair value adjustments.

        Aircraft Impairment Charges on Flight Equipment Held for Use:    During the years ended December 31, 2011 and 2010, respectively, we recorded the following aircraft impairment charges and fair value adjustments on flight equipment held for use:

	Year Ended
	December 31, 2011			December 31, 2010
	Aircraft Impaired or Adjusted		Impairment Charges and Fair Value Adjustments	Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments
	(Dollars in millions)
Impairment charges due to Airbus' announcement of its neo aircraft	—		$—	61	$602.3
Impairment charges on aircraft due to recurring assessments	97	(a)	1,523.3	21	508.1
Impairment charges on aircraft under lease with customers that ceased operations	3	(b)	43.9	—	—

Total Impairment charges on flight equipment held for use	100		$1,567.2	82	$1,110.4

(a)
Includes impairments on one aircraft owned by our AeroTurbine subsidiary.

(b)
Two of the three aircraft were impaired twice during 2011.

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

        Between December 31, 2011 and March 7, 2012, four of our customers, including one with two separate operating certificates, declared bankruptcy or ceased operations or its equivalent. As a result, we performed a revised analysis of the recoverability of all aircraft that were under lease with these customers, and determined that the book value of three additional aircraft was not fully recoverable. We recorded impairment charges of $43.9 million to record these three aircraft at their fair market value. Additionally, we recorded impairment charges of $7.9 million related to recurring recoverability assessments during the year.

        Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to Be Disposed:    During the years ended December 31, 2011 and 2010, respectively, we recorded the following aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed:

	Year Ended
	December 31, 2011		December 31, 2010
	Aircraft Impaired Or Adjusted	Impairment Charges and Fair Value Adjustments	Aircraft Impaired Or Adjusted	Impairment Charges and Fair Value Adjustments
	(Dollars in millions)
Loss/(Gain)
Impairment charges and fair value adjustments on aircraft likely to be sold or sold	17	$163.1	15	$155.1
Fair value adjustments on held for sale aircraft sold or transferred from held for sale back to flight equipment(a)	10	(3.7)	60	372.1
Impairment charges on aircraft designated for part-out	3	10.9	2	25.6

Total Impairment charges and fair value adjustments on flight equipment sold or to be disposed	30	$170.3	77	$552.8

(a)
Included in these amounts are net positive fair value adjustments related to aircraft previously held for sale, but which no longer met such criteria and were subsequently reclassified to Flight equipment. Also included in these amounts are net positive fair value adjustments related to sales price adjustments for aircraft that were previously held for sale and sold during periods presented.

        Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed decreased to $170.3 million for the year ended December 31, 2011, compared to $552.8 million for 2010. The decrease was primarily due to fewer aircraft impaired or adjusted that were sold or to be disposed at December 31, 2011, as compared to the same period in 2010. During the year ended December 31, 2011, we recorded impairment charges and fair value adjustments on 30 such aircraft, compared to 77 such aircraft during the year ended December 31, 2010. See Note G of Notes to Consolidated Financial Statements.

        Loss on Extinguishment of Debt:    During the year ended December 31, 2011, we issued unsecured senior notes and used a portion of the proceeds from these notes in cash tender offers to repurchase existing outstanding notes, incurring a loss of $61.1 million from the early extinguishment of debt. See Note K of Notes to Consolidated Financial Statements.

        Aircraft Costs:    Aircraft costs increased to $49.7 million for the year ended December 31, 2011, compared to $33.4 million for the same period in 2010 primarily due to costs to support the aging aircraft in our fleet.

        Selling, General and Administrative Expenses:    Selling, general and administrative expenses increased to $188.4 million for the year ended December 31, 2011, compared to $179.4 million for 2010 due to (i) a $23.7 million increase in professional costs relating primarily to the acquisition of AeroTurbine on October 7, 2011 (See Note C of Notes to Consolidated Financial Statements) and cost incurred by us in preparation for a potential future partial or complete divestiture by AIG; and (ii) a $4.4 million increase due to charges relating to asset value guarantee reserves. These increases were partially offset by (i) a $17.7 million decrease in salaries and employee related expenses due to an out-of-period charge recognized during 2010 related to pension expenses covering employee services from 1996 to 2010 and (ii) other minor fluctuations aggregating a decrease of $1.4 million.

        Other Expenses:    Other expenses for the years ended December 31, 2011 and 2010, respectively, consisted of the following:

q

	2011	2010
	(Dollars in thousands)
Lease related (income) charges	$(3,062)	$91,216
Effect of derivatives(a)(b)	9,808	47,787
Provision for loss on notes receivable	21,898	—
Provision for loss on finance and sales-type leases	23,088	—
Flight equipment rent(b)	18,000	18,000
Aircraft engine order cancellation costs	20,000	—

	$89,732	$157,003

(a)
See Note U—Derivative Financial Instruments for more information on derivative transactions.

Previously presented separately on the Consolidated Income Statement.

        Provision for Income Taxes:    Our effective tax rate for the year ended December 31, 2011, was a tax benefit of 30.0% as compared to a tax benefit of 35.2% for the year ended December 31, 2010. The decrease in tax benefit was primarily due to an increase in state taxes, an out-of-period adjustment related to the forfeiture of share-based deferred compensation awards, various other permanent items, and interest accrued on unrecognized tax benefits and IRS audit adjustments. Our unrecognized tax benefits increased by $31.2 million for the year ended December 31, 2011, the benefits of which, if recognized, would have a significant impact on our effective tax rate.

        Other Comprehensive Income:    Other comprehensive income decreased to $39.3 million for the year ended December 31, 2011, compared to $79.3 million for the same period in 2010. This decrease was primarily due to maturities of swaps and changes in the market values on derivatives qualifying for and designated as cash flow hedges.

Liquidity

        We generally fund our operations, which primarily consist of aircraft purchases, debt principal and interest payments and operating expenses, through a variety of sources. These sources include available cash balances, internally generated funds, including lease rental payments and proceeds from aircraft sales and part-outs, and debt issuance proceeds. In addition to these sources of funds, we have $2.3 billion available under our unsecured revolving credit facility. As part of our liquidity management strategy, we strive to maintain, and believe we currently have, sufficient liquidity to cover 18 to 24 months of debt maturities and operating expenses and 12 months of capital expenditures, and a ratio of adjusted net debt to adjusted shareholders' equity between 2.5-to-1.0 and 3.0-to-1.0. We are also focused on aligning our operating cash flows with the principal obligations due on our debt on an annual basis and, in furtherance of this objective, we have extended our debt maturities to a weighted average of 6.3 years as of December 31, 2012. We have also continued to diversify our funding sources to include both secured and unsecured financings from public debt markets, commercial banks and institutional loan markets, among others.

        During the year ended December 31, 2012, we generated cash flows from operations of approximately $2.8 billion and we raised $4.2 billion of gross proceeds from debt financings consisting of $2.3 billion of unsecured notes and $1.9 billion of secured financings, including $287 million of pre-funded secured notes guaranteed by the Export-Import Bank of the United States. We primarily used these proceeds to: (i) finance aircraft purchases; (ii) prepay in full all amounts outstanding under our $750 million secured term loan originally scheduled to mature in 2015; (iii) prepay the remaining $456.9 million outstanding under our secured credit facility scheduled to mature in October 2012 and terminate the facility; and (iv) refinance our $550 million secured term loan scheduled to mature in 2016 at a lower interest rate. We plan to use the remaining proceeds for general corporate purposes, including aircraft purchases and the repayment of maturing debt. We also (i) increased the aggregate amount available under AeroTurbine's credit facility by $95 million to a maximum aggregate available amount of $430 million; and (ii) entered into a new $2.3 billion revolving credit facility that matures in October 2015 and terminated our previous $2.0 billion revolving credit facility.

        At December 31, 2012, we had approximately $3.0 billion in cash and cash equivalents available for use in our operations. We also had $695.4 million of cash restricted from general use in our operations, $288.3 million of which will be made available to finance two aircraft in April 2013. We can use the remaining funds to satisfy certain obligations under our operating leases and to pay principal and interest on our 2004 ECA facility. At February 25, 2013, we had the full $2.3 billion available to us under our revolving credit facility and approximately $174.0 million of the $430.0 million was available under AeroTurbine's credit facility. We also have the potential ability to increase the AeroTurbine credit facility by an additional $70 million either by adding new lenders or allowing existing lenders to increase their commitments.

        Our bank credit facilities and indentures limit our ability to incur secured indebtedness. The most restrictive covenant in our bank credit facilities permits us and our subsidiaries to incur secured indebtedness totaling up to 30% of our consolidated net tangible assets, as defined in the credit agreement, which limit currently totals approximately $10.8 billion. This limitation is subject to certain exceptions, including the ability to incur secured indebtedness to finance the purchase of aircraft. As of February 25, 2013, we were able to incur an additional $7.6 billion of secured indebtedness under this covenant. Our debt indentures also restrict us and our subsidiaries from incurring secured indebtedness in excess of 12.5% of our consolidated net tangible assets, as defined in the indentures. However, we may obtain secured financing without regard to the 12.5% consolidated net tangible asset limit under our indentures by doing so through subsidiaries that qualify as non-restricted under such indentures.

        In addition to addressing our liquidity needs through debt financings, we may also pursue potential aircraft sales or, for some of our older aircraft that are out of production, part-outs. During the year ended December 31, 2012, we sold 18 aircraft and eight engines for approximately $521 million in aggregate gross proceeds in connection with our ongoing fleet management strategy. As of February 25, 2013, we had sold three additional aircraft in 2013 and we anticipate sales of additional aircraft during the remainder of 2013. In evaluating potential sales or part-outs of aircraft, we balance maximization of cash today with the long-term value of holding aircraft.

        We believe the sources of liquidity mentioned above, together with our cash generated from operations, will be sufficient to operate our business and repay our debt maturities for at least the next twelve months.

Debt Financings

        We have borrowed funds on both a secured and unsecured basis from various sources. Significant capital resources and liquidity developments in 2012 include:

  •
  new $2.3 billion revolving credit facility with ten banks and the termination of our existing $2.0 billion facility;

  •
  note issuances under our shelf registration statement: (i) $750 million of 4.875% notes due 2015 and $750 million of 5.875% notes due 2019, each issued in March 2012, a portion of the proceeds of which were used to refinance our $750 million secured term loan originally scheduled to mature in 2015; and (ii) $750 million of 5.875% notes due 2022, issued in August 2012;

  •
  new secured financing arrangements: (i) a $900 million senior secured term loan maturing on June 30, 2017; (ii) six-year aircraft financings aggregating $203 million; and (iii) $287 million of pre-funded secured notes guaranteed by the Export-Import Bank of the United States;

  •
  an increase in AeroTurbine's borrowing capacity under its revolving credit facility by $95 million to a current maximum borrowing capacity of $430 million; and

  •
  the refinancing of our $550 million secured term loan at a lower interest rate.

        Our debt financing was comprised of the following at December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Secured
Senior secured bonds	$3,900,000	$3,900,000
ECA and Ex-Im financings	2,193,229	2,335,147
Secured bank debt(a)	1,961,143	2,246,936
Institutional secured term loans	1,450,000	1,300,000
Less: Deferred debt discount	(15,125)	(17,452)

	9,489,247	9,764,631
Unsecured
Bonds and medium-term notes	13,890,747	13,658,769
Less: Deferred debt discount	(37,207)	(39,128)

	13,853,540	13,619,641

Total Senior Debt Financings	23,342,787	23,384,272
Subordinated debt	1,000,000	1,000,000

	$24,342,787	$24,384,272

Selected interest rates and ratios which include the economic effect of derivative instruments:
Weighted average effective cost of borrowing(b)	6.09%	6.11%
Percentage of total debt at fixed rates	79.16%	76.08%
Weighted average effective cost of borrowing on fixed rate debt(b)	6.72%	6.49%

(a)
Of this amount, $270.5 million (2012) and $97.0 million (2011) is non-recourse to ILFC. These secured financings were incurred by VIEs, and consolidated into our consolidated financial statements.

(b)
Excludes the effect of amortization of deferred debt issue cost.

        The following table presents information regarding the collateral provided for our secured debt as of December 31, 2012.

	As of December 31, 2012
	Debt Outstanding	Net Book Value	Number of Aircraft
	(Dollars in thousands)
Senior secured bonds	$3,900,000	$6,485,121	174
ECA and Ex-Im financings	2,193,229	5,338,188	119	(a)
Secured bank debt	1,961,143	2,925,637	63	(b)
Institutional secured term loans	1,450,000	2,801,330	97

Total	$9,504,372	$17,550,276	453

(a)
Excludes the two aircraft we intend to finance with the Ex-Im notes, as they had not yet been assigned as collateral as of December 31, 2012.

(b)
Amounts represent net book value and number of aircraft securing ILFC secured bank term debt and do not include the book value or number of AeroTurbine other assets securing the AeroTurbine revolving credit agreement, under which $260.0 million is included in the total Debt outstanding. ILFC guarantees the AeroTurbine revolving credit agreement on an unsecured basis.

        Our debt agreements contain various affirmative and restrictive covenants. See Note K of Notes to Consolidated Financial Statements for a description of each financing arrangement. As of December 31, 2012, we were in compliance with the covenants in our debt agreements.

Derivatives

        We employ derivative products to manage our exposure to interest rate risks and foreign currency risks. We enter into derivative transactions only to economically hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements, foreign currency swap agreements and interest rate cap agreements. At December 31, 2012, our derivative portfolio consisted of interest rate swaps and caps. All of our interest rate swap agreements were designated as and accounted for as cash flow hedges and we had not designated our interest rate cap agreements as hedges.

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

        The counterparty to our interest rate swaps at December 31, 2012, is AIG Markets, Inc., a wholly owned subsidiary of AIG. The swap agreements are subject to a bilateral security agreement and a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. Failure of the counterparty to perform under the derivative contracts would not have a material impact on our results of operations and cash flows, as we were in a net liability position at December 31, 2012. The counterparty to our interest rate cap agreements is an independent third party with whom we do not have a master netting agreement.

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

        The following table summarizes our current ratings by Fitch, Moody's and S&P, the nationally recognized rating agencies:

Unsecured Debt Ratings

Rating Agency	Long-term Debt	Corporate Rating	Outlook	Date of Last Ratings Action
Fitch	BB	BB	Stable	November 4, 2011
Moody's	Ba3	Ba3	Positive	December 10, 2012
S&P	BBB-	BBB-	Negative	December 7, 2012

Secured Debt Ratings

Rating Agency	$900 Million 2012 Term Loan	$550 Million 2012 Term Loan	$3.9 Billion Senior Secured Notes
Fitch	BB	BB	BBB-
Moody's	Ba2	Ba2	Ba2
S&P	BBB-	BBB-	BBB-

        These credit ratings are the current opinions of the rating agencies and our current BBB- rating by S&P takes into consideration our ownership by AIG. As such, they may be changed, suspended or withdrawn at any time by the rating agencies as a result of various circumstances including changes in, or unavailability of, information.

Existing Commitments

        The following table summarizes our contractual obligations at December 31, 2012:

	Commitments Due by Fiscal Year
	Total	2013	2014	2015	2016	2017	Thereafter
	(Dollars in thousands)
Bonds and medium-term notes	$13,890,747	$3,421,225	$1,039,502	$2,010,020	$1,000,000	$2,000,000	$4,420,000
Senior secured bonds	3,900,000	—	1,350,000	—	1,275,000	—	1,275,000
Secured bank loans(a)	1,961,143	186,185	207,472	442,010	183,702	178,672	763,102
ECA and Ex-Im financings	2,193,229	447,085	448,029	359,960	282,492	226,188	429,475
Other secured financings	1,450,000	—	—	—	550,000	900,000	—
Subordinated debt	1,000,000	—	—	—	—	—	1,000,000
Estimated interest payments including the effect of derivative instruments(b)	8,675,815	1,407,978	1,206,741	1,050,364	843,215	623,020	3,544,497
Operating leases(c)(d)	71,388	17,626	17,831	13,085	3,195	2,619	17,032
Pension obligations(e)	10,187	1,652	1,669	1,730	1,799	1,738	1,599
Commitments under ILFC flight equipment purchase agreements(f)(g)	17,491,458	1,497,214	1,619,102	2,527,097	3,139,968	4,233,873	4,474,204
Commitments under AeroTurbine flight equipment purchase agreements	19,424	19,424	—	—	—	—	—

Total	$50,663,391	$6,998,389	$5,890,346	$6,404,266	$7,279,371	$8,166,110	$15,924,909

(a)
Includes $260.0 million outstanding under AeroTurbine's revolving credit facility.

(b)
Estimated interest payments for floating rate debt included in this table are based on rates at December 31, 2012. Estimated interest payments include the estimated impact of our interest rate swap agreements. For floating rate debt that has been swapped into fixed rate debt, the estimated interest payments reflect the swapped fixed rate.

(c)
Excludes fully defeased aircraft sale-leaseback transactions.

(d)
Minimum rentals have not been reduced by minimum sublease rentals of $3.5 million receivable in the future under non-cancellable subleases.

(e)
Our pension obligations are part of intercompany expenses, which AIG allocates to us on an annual basis. The amount is an estimate of such allocation. The column "2013" consists of total estimated allocations for 2013 and the column "Thereafter" consists of the 2018 estimated allocation. The amount allocated has not been material to date.

(f)
Includes sale-leaseback transactions in 2013 and commitments to purchase nine new spare engines. In addition, we were called upon to perform under five of our asset value guarantees outstanding as of December 31, 2012, and we may purchase the aircraft under the guarantees. The value of the five aircraft is included in 2013.

(g)
Excludes amounts related to our purchase rights for 50 aircraft which we have not yet exercised and excludes 15 Boeing 737-800 and one Boeing 777-300ER, with delivery dates in 2013 and 2014, we agreed to purchase from and lease back to American Airlines on March 1, 2013.

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

	Contingency Expiration by Fiscal Year
	Total	2013	2014	2015	2016	2017	Thereafter
	(Dollars in thousands)
Asset Value Guarantees	$330,565	$—	$—	$157,132	$—	$46,140	$127,293

        The table above does not include contingent payments for $725.7 million of uncertain tax liabilities, consisting primarily of ETI benefits, and any effect of our net tax liabilities as we are unable to reasonably estimate the timing of the liability in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of the tax positions. The future cash flows to these tax liabilities are uncertain and we are unable to make reasonable estimates of the outflows.

Variable Interest Entities

        Our leasing and financing activities require us to use many forms of SPEs to achieve our business objectives and we have participated to varying degrees in the design and formation of these SPEs. A majority of these entities are wholly owned; we are the primary or only variable interest holder, we are the only decision maker and we guarantee all the activities of the entities. However, these entities meet the definition of a VIE because they do not have sufficient equity to operate without our subordinated financial support in the form of intercompany notes and loans which serve as equity. We have a variable interest in other entities in which we have determined that we are the PB, because we control and manage all aspects of the entities, including directing the activities that most significantly affect these entities' economic performance, and we absorb the majority of the risks and rewards of these entities. We consolidate these entities into our consolidated financial statements and the related aircraft are included in Flight equipment and the related borrowings are included in Secured debt financings on our Consolidated Balance Sheets.

        We have variable interests in the following entities, in which we have determined we are not the PB because we do not have the power to direct the activities that most significantly affect the entity's economic performance: (i) one entity we previously sold one aircraft to, in which our variable interests include debt financings and preferential equity interests; (ii) two entities that we have previously sold aircraft to and for which we manage 19 aircraft, in which our variable interest consists of the servicing fee we receive for the management of 19 aircraft; and (iii) two affiliated entities we sold aircraft to in 2004 and 2005, which aircraft we continue to manage, in which our variable interests consist of the servicing fee we receive for the management of those aircraft. These two affiliated entities, for which we manage aircraft, are consolidated into AIG's financial statements. We do not believe that we will have any future material liquidity obligations to any of these entities.

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

Recent Accounting Pronouncements

        For information with respect to recent accounting guidance, accounting guidance adopted in prior years and their application to us, see Note B of Notes to Consolidated Financial Statements.

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

        We mitigate our floating interest rate risk by entering into interest rate swap contracts as appropriate. After taking our swap agreements into consideration, which in effect have fixed the interest rates of the hedged debt, our floating rate debt comprised approximately 20.8% of our total outstanding debt obligations, or approximately $5.1 billion in aggregate principal amount, at December 31, 2012.

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

        Assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100 basis-point increase or decrease in our variable interest rates would have increased or decreased our interest expense, and accordingly our cash flows, by approximately $50.8 million on an annualized basis. The same hypothetical 100 basis-point increase or decrease in interest rates on our total outstanding debt obligations, including fixed and floating rate debt, would have increased or decreased our interest expense, and accordingly our cash flows, by approximately $244.0 million on an annualized basis.

  Foreign Currency Exchange Risk

        Our functional currency is U.S. dollars. Foreign exchange risk arises from our and our lessees' operations in multiple jurisdictions. All of our aircraft purchase agreements are negotiated in U.S. dollars, we currently receive substantially all of our revenue in U.S. dollars and we pay substantially all of our expenses in U.S. dollars. We currently have a limited number of leases denominated in foreign currencies, maintain part of our cash in foreign currencies, pay taxes in foreign currencies, and incur some of our expenses in foreign currencies, primarily the Euro. A decrease in the U.S. dollar in relation to foreign currencies increases our expenses paid in foreign currencies and an increase in the U.S. dollar in relation to foreign currencies decreases our lease revenue received from foreign currency denominated leases. Because we currently receive most of our revenues in U.S. dollars and pay most of our expenses in U.S. dollars, a change in foreign exchange rates would not have a material impact on our results of operations or cash flows. We do not have any restrictions or repatriation issues associated with our foreign cash accounts.

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

        In conjunction with the close of each fiscal quarter, we conduct a review and evaluation, under the supervision and with the participation of our management, including the Certifying Officers, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2012, the end of the year covered by this annual report.

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

        ILFC management, including the Certifying Officers, conducted an assessment of the effectiveness of ILFC's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). ILFC management has concluded that, as of

December 31, 2012, ILFC's internal control over financial reporting was effective based on the criteria in Internal Control—Integrated Framework issued by the COSO.

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

        (C)  Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 14.    Principal Accountant Fees and Services

        Aggregate fees for professional services rendered to us by PricewaterhouseCoopers LLP ("PwC") for the years ended December 31, 2012 and 2011 were:

	2012	2011
Audit Fees(a)	$3,953,014	$2,778,048
Tax and Other Fees(b)	1,746,916	326,669

Total Fees	$5,699,930	$3,104,717

(a)
Audit Fees consist of fees for professional services provided in connection with the audits of our financial statements, services rendered in connection with our registration statements filed with the Securities and Exchange Commission, the delivery of consents and the issuance of comfort letters. This also includes Sarbanes-Oxley Section 404 work performed at ILFC for AIG's 2012 and 2011 assessment.

(b)
Tax and Other Fees consist of the aggregate fees for services rendered for tax compliance, tax planning, tax advice, customs related services and services related to AIG's planned divesture of us.

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

        The following exhibits of the Company and its subsidiaries are included in Item 15(b):

Exhibit Number	Description
2.1	Share Purchase Agreement, dated as of December 9, 2012 by and among AIG Capital Corporation, American International Group, Inc., and Jumbo Acquisition Limited (filed as an exhibit to AIG's Current Report on Form 8-K (file no. 001-8787) filed on December 10, 2012 and incorporated herein by reference).
3.1	Restated Articles of Incorporation of the Company (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).
3.2	Amended and Restated By-Laws of the Company, as adopted on April 13, 2010 (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).
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

Exhibit Number	Description
4.5	Fourth Supplemental Indenture, dated as of November 6, 2002, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
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

Exhibit Number	Description
4.18	Fourth Supplemental Indenture, dated as of December 22, 2011, to an indenture, dated August 1, 2006, by and between the Company and Deutsche Bank Trust Company Americas, as trustee (filed as an exhibit to Form 8-K filed on December 22, 2011 and incorporated herein by reference).
4.19
Fifth Supplemental Indenture, dated as of March 19, 2012, to the indenture, dated August 1, 2006, by and between the Company and Deutsche Bank Trust Company Americas, as trustee (filed as an exhibit to Form 8-K filed on March 19, 2012 and incorporated herein by reference).
4.20
Sixth Supplemental Indenture, dated as of August 21, 2012, to the Indenture, dated August 1, 2006, by and between the Company and Deutsche Bank Trust Company Americas, as trustee (filed as an exhibit to Form 8-K filed on August 21, 2012 and incorporated herein by reference).
4.21
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
4.24
Officers' Certificate, dated as of December 22, 2011, establishing the terms of the 8.625% senior notes due 2022 (filed as an exhibit to Form 8-K filed on December 22, 2011 and incorporated herein by reference).
4.25
Officers' Certificate, dated as of March 19, 2012, establishing the terms of the 4.875% senior notes due 2015 and the 5.875% senior notes due 2019 (filed as an exhibit to Form 8-K filed on March 19, 2012 and incorporated herein by reference).
4.26
Officers' Certificate, dated as of August 21, 2012, establishing the terms of the 5.875% senior notes due 2012 (filed as an exhibit to Form 8-K filed on August 21, 2012 and incorporated herein by reference).
4.27
Indenture, dated as of March 22, 2010, among the Company, Wilmington Trust FSB, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authentication agent (filed as an exhibit to Form 8-K filed on March 24, 2010 and incorporated herein by reference).
4.28
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

Exhibit Number	Description
10.1	Aircraft Facility Agreement, dated as of May 18, 2004, among Whitney Leasing Limited, as borrower, the Company, as guarantor and the Bank of Scotland and the other banks listed therein providing up to $2,643,660,000 (plus related premiums) for the financing of aircraft (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference) and, as amended as of May 30, 2006, to increase the size of the facility to $3,643,660,000, as of May 30, 2007, to extend the termination until May 2008, as of May 29, 2008, to extend the termination until May 2009, and as of May 11, 2009 to increase the size of the facility to $4,643,660,000 and to extend the termination until June 2010 (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference).
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
10.4
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
10.5
Aircraft Mortgage and Security Agreement, dated as of March 30, 2011, among Park Topanga Aircraft Inc., Temescal Aircraft Inc., Ballysky Aircraft Ireland Limited, Charmlee Aircraft Inc., the additional grantors referred to therein, and Citibank, N.A., as collateral agent (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).
10.6
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
10.7
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

Exhibit Number		Description
10.8		Term Loan Security Agreement, dated as of February 23, 2012, among Flying Fortress Financing Inc., Flying Fortress Inc., Flying Fortress Ireland Leasing Limited, Flying Fortress US Leasing Inc., and the additional grantors referred to therein, as grantors, and Bank of America N.A., as collateral agent (filed as an exhibit to Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).
10.9
Term Loan Credit Agreement, dated as of April 12, 2012, among Delos Aircraft Inc., Hyperion Aircraft Inc., Apollo Aircraft Inc., Artemis (Delos) Limited, the additional grantors from time to time party thereto and Bank of America N.A., as administrative agent and collateral agent (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference).
10.10
Term Loan Security Agreement, dated as of April 12, 2012, among Delos Aircraft Inc., Hyperion Aircraft Inc., Apollo Aircraft Inc., Artemis (Delos) Limited, the additional grantors from time to time party thereto and Bank of America N.A., as collateral agent (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference).
10.11	†
Employment Letter, dated as of June 21, 2012 between American International Group Inc., and Henri Courpron (filed as an exhibit to Form 8-K filed on June 21, 2012 and incorporated herein by reference).
10.12	†
Employment Letter, dated as of June 21, 2012 between Laurette T. Koellner and American International Group Inc., (filed as an exhibit to Form 8-K filed on June 21, 2012 and incorporated herein by reference).
10.13
Amendment No. 1 to the Term Loan Credit Agreement, dated as of July 26, 2012, between Delos Aircraft Inc. and Bank of America, N.A (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference).
10.14
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheet as of December 31, 2012 and 2011; (ii) the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010; (iii) the Consolidated Statement of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (iv) the Consolidated Statement of Cash Flows for years ended December 31, 2012, 2011 and 2010; and (v) the Notes to the Consolidated Financial Statements.

†
Indicates a management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To The Shareholders and Board of Directors of International Lease Finance Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of International Lease Finance Corporation, a wholly-owned indirect subsidiary of American International Group, Inc. ("AIG"), and its subsidiaries (the "Company") at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California

March 4, 2013

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	December 31,
	2012	2011
ASSETS
Cash, including interest bearing accounts of $2,964,136 (2012) and $1,909,529 (2011)	$3,027,587	$1,975,009
Restricted cash, including interest bearing accounts of $406,788 (2012) and $414,807 (2011)	695,388	414,807
Net investment in finance and sales-type leases	93,936	81,746
Flight equipment	48,419,478	47,620,895
Less accumulated depreciation	13,951,169	12,118,607

	34,468,309	35,502,288
Deposits on flight equipment purchases	470,200	298,782
Lease receivables and other assets	785,602	599,734
Deferred debt issue costs, less accumulated amortization of $310,371 (2012) and $246,082 (2011)	269,335	288,878

	$39,810,357	$39,161,244

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued interest and other payables	$566,219	$447,521
Current income taxes and other tax liabilities	269,846	253,600
Secured debt financing, net of deferred debt discount of $15,125 (2012) and $17,452 (2011)	9,489,247	9,764,631
Unsecured debt financing, net of deferred debt discount of $37,207 (2012) and $39,128 (2011)	13,853,540	13,619,641
Subordinated debt	1,000,000	1,000,000
Derivative liabilities	20,933	31,756
Security deposits, deferred overhaul rental and other customer deposits	2,524,981	2,307,637
Deferred income taxes	4,142,723	4,204,589
Commitments and Contingencies—Note R
SHAREHOLDERS' EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B, each series having 500 shares issued and outstanding	100,000	100,000
Common stock—no par value; 100,000,000 authorized shares, 45,267,723 shares issued and outstanding	1,053,582	1,053,582
Paid-in capital	1,262,551	1,243,225
Accumulated other comprehensive (loss) income	(12,491)	(19,637)
Retained earnings	5,539,226	5,154,699

Total shareholders' equity	7,942,868	7,531,869

	$39,810,357	$39,161,244

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Years Ended December 31,
	2012	2011	2010
REVENUES AND OTHER INCOME:
Rental of flight equipment	$4,345,602	$4,454,405	$4,726,502
Flight equipment marketing and gain on aircraft sales	35,388	14,348	10,637
Other income	123,250	57,910	61,741

	4,504,240	4,526,663	4,798,880

EXPENSES:
Interest	1,555,567	1,569,468	1,567,369
Depreciation of flight equipment	1,918,728	1,864,735	1,963,175
Aircraft impairment charges on flight equipment held for use	102,662	1,567,180	1,110,427
Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed	89,700	170,328	552,762
Loss on early extinguishment of debt	22,934	61,093	—
Aircraft costs	134,825	49,673	33,352
Selling, general and administrative	257,463	188,433	179,428
Other expenses	51,270	89,732	157,003

	4,133,149	5,560,642	5,563,516

INCOME (LOSS) BEFORE INCOME TAXES	371,091	(1,033,979)	(764,636)
(Benefit) provision for income taxes	(39,231)	(310,078)	(268,968)

NET INCOME (LOSS)	$410,322	$(723,901)	$(495,668)

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Years Ended December 31,
	2012	2011	2010
NET (LOSS) INCOME	$410,322	$(723,901)	$(495,668)
OTHER COMPREHENSIVE INCOME:
Net changes in fair value of cash flow hedges, net of taxes of $(3,588) (2012), $(21,384) (2011) and $(42,542) (2010) and net of reclassification adjustments	6,832	39,713	79,006
Change in unrealized fair value adjustments of available-for-sale securities, net of taxes of $(172) (2012), $219 (2011) and $(138) (2010) and net of reclassification adjustments	314	(406)	256

	7,146	39,307	79,262

COMPREHENSIVE INCOME (LOSS)	$417,468	$(684,594)	$(416,406)

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands)

	Market Auction Preferred Stock
			Common Stock
						Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital		Retained Earnings	Total
Balance at December 31, 2009	1,000	$100,000	45,267,723	$1,053,582	$1,248,400	$(138,206)	$6,391,313	8,655,089
Preferred stock dividends							(601)	(601)
Deconsolidation of VIEs							(15,900)	(15,900)
Comprehensive (loss) income:
Net loss							(495,668)	(495,668)
Other comprehensive (loss) income:
Cash flow derivative transactions (net of tax of ($42,542))						79,006		79,006
Change in unrealized fair value adjustment of available-for-sale securities (net of tax of ($138))						256		256

Comprehensive (loss) income								(416,406)
Other(a)					2,825			2,825

Balance at December 31, 2010	1,000	100,000	45,267,723	1,053,582	1,251,225	(58,944)	5,879,144	8,225,007
Preferred stock dividends							(544)	(544)
Comprehensive (loss) income:
Net loss							(723,901)	(723,901)
Other comprehensive (loss) income:
Cash flow derivative transactions (net of tax of $(21,384))						39,713		39,713
Change in unrealized appreciation available-for-sale securities (net of tax of $219)						(406)		(406)

Comprehensive (loss) income								(684,594)
Other(a)					(8,000)			(8,000)

Balance at December 31, 2011	1,000	$100,000	45,267,723	$1,053,582	$1,243,225	$(19,637)	$5,154,699	$7,531,869
Preferred stock dividends							(420)	(420)
Comprehensive (loss) income:
Net income							410,322	410,322
Other comprehensive income (loss):
Cash flow derivative transactions (net of tax of $3,588)						6,832		6,832
Change in unrealized fair value adjustment of available-for-sale securities (net of tax of $172)						314		314

Comprehensive income (loss)								417,468
Other(a)					19,326		(25,375)	(6,049)

December 31, 2012	1,000	$100,000	45,267,723	$1,053,582	$1,262,551	$(12,491)	$5,539,226	$7,942,868

(a)
We recorded $16,690, net of tax of $9,211, in Paid-in capital during 2012 when AIG contributed a corporate aircraft to us. Additionally, we recorded $2,636 during 2012, $(8,000) during 2011 and $2,825 during 2010 in Paid-in capital for compensation expenses, debt issue costs and other expenses paid by AIG on our behalf for which we were not required to pay. The $(8,000) recorded during 2011 reflects pension benefits previously recorded as Paid-in capital and forfeited by certain employees during 2011. We recorded a $25,379 decrease, net of tax of $11,866, and other miscellaneous adjustments of $(4) in Retained earnings during 2012 when we transferred two corporate aircraft to AIG.

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES:
Net income (loss)	$410,322	$(723,901)	$(495,668)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	1,918,728	1,864,735	1,963,175
Deferred income taxes	(62,971)	(468,329)	(312,461)
Derivative instruments	(403)	(117,396)	252,254
Foreign currency adjustment of non-US$ denominated debt	—	104,800	(200,320)
Amortization of deferred debt issue costs	73,935	64,174	56,227
Amortization of debt discount	14,191	13,706	11,968
Amortization of prepaid lease costs	61,518	63,369	47,809
Aircraft impairment charges and fair value adjustments	192,362	1,737,508	1,663,189
Lease expenses related to aircraft sales	—	(3,249)	91,217
Forfeitures of customer deposits	(42,607)	(14,178)	(7,951)
(Recoveries of) Provision for credit losses on notes receivable and net investment in finance and sales-type leases	(9,728)	44,986	19,511
Loss on extinguishment of debt	22,934	—	—
Other(a)	(15,641)	(50,696)	(29,955)
Changes in operating assets and liabilities:
Lease receivables and other assets	142,552	(7,986)	41,723
Accrued interest and other payables	100,343	(33,373)	119,391
Current income taxes and other tax liabilities	17,791	93,989	78,687
Tax benefit sharing payable to AIG	—	—	(85,000)

Net cash provided by operating activities	2,823,326	2,568,159	3,213,796

INVESTING ACTIVITIES:
Acquisition of flight equipment	(1,772,817)	(377,037)	(240,320)
Payments for deposits and progress payments	(233,677)	(158,932)	(61,085)
Proceeds from disposal of flight equipment	521,231	296,384	2,123,581
Acquisition of AeroTurbine, net of cash acquired	—	(138,225)	—
Restricted cash	(280,581)	42,336	(141,897)
Collections of notes receivable	11,066	45,543	72,015
Collections of finance and sales-type leases	41,879	14,958	32,928
Other	(230)	(6,225)	(5,370)

Net cash (used in) provided by investing activities	(1,713,129)	(281,198)	1,779,852

FINANCING ACTIVITIES:
Repayment of loan to AIG	—	—	(3,909,567)
Proceeds from debt financing	3,759,188	4,571,526	9,704,094
Payments in reduction of debt financing, net of foreign currency swap settlements	(3,824,636)	(8,054,223)	(7,989,514)
Debt issue costs	(73,120)	(121,777)	(189,376)
Security and rental deposits received	130,109	104,895	193,831
Security and rental deposits returned	(108,191)	(99,421)	(52,367)
Transfers of security and rental deposits on sales of aircraft	(4,428)	(38,015)	(264,323)
Overhaul rentals collected	574,979	547,514	500,701
Overhaul rentals reimbursed	(494,779)	(350,744)	(313,974)
Net change in other deposits	(16,121)	60,576	60,147
Payment of preferred dividends	(420)	(544)	(601)

Net cash (used in) provided by financing activities	(57,419)	(3,380,213)	(2,260,949)

Net increase (decrease) in cash	1,052,778	(1,093,252)	2,732,699
Effect of exchange rate changes on cash	(200)	564	(1,913)
Cash at beginning of year	1,975,009	3,067,697	336,911

Cash at end of year	$3,027,587	$1,975,009	$3,067,697

(a)
Includes foreign exchange adjustments on foreign currency denominated cash, gain on aircraft sales, amortization of asset value guarantees, out of period adjustments relating to pension expenses, and other non-cash items.

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	Years Ended December 31,
	2012		2011		2010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest, excluding interest capitalized of $16,146 (2012), $8,113 (2011) and $6,539 (2010)	$1,437,366		$1,625,905		$1,373,045
Income taxes, net	5,563	(a)	64,261	(a)	15,519	(a)

(a)
Includes approximately $1.7 million, $58.5 million and $10.1 million paid to AIG for ILFC tax liability for the years ended December 31, 2012, 2011 and 2010, respectively.

2012:

$278,076 of Rentals received in advance were reclassified from Security deposits, overhaul rentals and other customer deposits to Accrued interest and other payables.

$175,761 of straight-line lease adjustments were reclassified from Security deposits, overhaul rentals and other customer deposits to Lease receivable and other assets.

Flight equipment in the amount of $177,230 was reclassified to Lease receivables and other assets in the amount of $176,719, with $511 charged to income, upon the part-out of aircraft and engines.

Flight equipment in the amount of $68,636, deposits on flight equipment purchases of $4,792 and Accrued interest and other assets of $(4,733) were reclassified to Net investment in finance and sales-type leases of $69,266 with $571 charged to income.

Deposits on flight equipment purchases of $71,229 were applied to Acquisition of flight equipment.

Flight equipment in the amount of $50,848 was reclassified to Flight equipment held for sale.

Flight equipment of $37,245 was reclassified to Retained earnings to record a dividend of aircraft to AIG.

$60,051 of Security deposits, overhaul rentals and other customer deposits were reclassified to other receivables in the amount of $11,529, with $48,522 recorded in income.

Paid-in capital of $25,901 was reclassified to Lease receivable and other assets to reflect a contribution of a corporate aircraft from AIG.

Flight equipment classified as Net investment in finance and sales-type leases in the amount of $20,819 was reclassified to Flight equipment.

Notes receivable of $15,117 were received as partial payment for flight equipment sold with a net book value of $166,736.

2011:

Flight equipment held for sale in the amount of $76,438 was reclassified to Flight equipment in the amount of $78,673, with $2,235 realized in income when the aircraft no longer met the criteria for being classified as held for sale.

Deposits on flight equipment purchases of $63,502 were applied to Acquisition of flight equipment.

Flight equipment in the amount of $43,766 was reclassified to Net investment in finance and sale-type leases in the amount of $24,258, with $19,508 recognized in income.

Flight equipment in the amount of $880 was reclassified to Lease receivable and other assets upon the part-out of an aircraft.

Flight equipment was received from a customer in the amount of $5,500 in lieu of rent payments.

2010:

Flight equipment in the amount of $2,236,055 was transferred to Flight equipment held for sale, of which $1,992,507 was subsequently sold.

Net investment in finance leases of $192,161 was transferred to Flight equipment.

Two aircraft with aggregate net book values of $66,581 were converted into sales-type leases aggregating $30,230 with $36,351 charged to income.

Flight equipment with a net book value of $60,780 was transferred to Lease receivable and other assets, with $10,400 recorded in income, to record proceeds receivable for the total loss of two aircraft.

$36,799 of Deposits on flight equipment purchases were applied to Acquisition of flight equipment.

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Organization:    ILFC's primary business operation is to acquire new commercial aircraft from aircraft manufacturers and other parties and lease those aircraft to airlines throughout the world. In addition, we provide fleet management services to investors and/or owners of aircraft portfolios for a management fee. At times, we sell aircraft or engines from our leased aircraft fleet to other leasing companies, financial services companies, and airlines. Through our wholly-owned subsidiary, AeroTurbine, we provide engine leasing, certified aircraft engines, airframes, engine parts and supply chain solutions, and possess the capabilities to disassemble aircraft and engines into parts. In limited cases, we have provided asset value guarantees and loan guarantees to buyers of aircraft or to financial institutions for a fee. We execute our leasing, financing, and parts and supply chain solutions operations through a variety of subsidiaries and VIEs that are consolidated in our financial statements. In terms of the number and value of transactions concluded, we are a major owner-lessor of commercial aircraft.

        Parent Company:    We are an indirect wholly-owned subsidiary of AIG. AIG is a leading global insurance company that provides a wide range of property casualty insurance, life insurance, retirement products, mortgage insurance and other financial services to customers in more than 130 countries.

Note A—Basis of Preparation

        The accompanying consolidated financial statements include our accounts and accounts of all other entities in which we have a controlling financial interest. See Note S—Variable Interest Entities for discussions of VIEs. All material intercompany accounts have been eliminated in consolidation.

        Results for the year ended December 31, 2011 include out of period adjustments related to prior years, which increased pre-tax income by $13.7 million, net. The out of period adjustments relate primarily to (i) forfeiture of share based deferred compensation awards for certain employees who terminated their employment with us in 2010 and (ii) the extension of deferred debt issue costs and debt discount amortization related to our subordinated debt from the scheduled call dates until the contractual maturity date of December 21, 2065. The tax provision for the year ended December 31, 2011, includes a $6.9 million cumulative out of period adjustment relating to state deferred income taxes for Florida and Alabama that previously were not properly accrued for.

        Results for the year ended December 31, 2010, include out of period adjustments related to prior years, which decreased pre-tax income by $56.2 million. The out of period adjustments related to (i) the depreciable lives of overhaul costs that were incurred by ILFC directly over the period from 2003 to 2010, and (ii) certain pension costs under a non-qualified plan covering certain ILFC employees for the service period from 1996 to 2010.

        Management has determined, after evaluating the quantitative and qualitative aspects of these out of period adjustments, that our current and prior period financial statements are not materially misstated.

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain amounts have been reclassified in the 2011 and 2010 Consolidated Statements of Operations and Statements of Cash Flows to conform to our 2012 presentation. Specifically, Rents received in advance of $272.2 million is included in Security deposits, deferred overhaul rental and other customer deposits on our 2011 Consolidated Balance Sheet, while it was previously presented in a separate caption; and Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates, of $9.8 million and

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note A—Basis of Preparation (Continued)

$47.8 million is included in Other expenses on our 2011 and 2010 Consolidated Statements of Operations, respectively, while it was previously presented in a separate caption.

        On December 9, 2012, AIG and an investor group led by Mr. Weng Xianding, the Chairman of New China Trust Co. Ltd., announced that they have entered into a share purchase agreement under which AIG will sell 80.1% of our equity to the investor group for approximately $4.2 billion in cash, with an option for the investor group to buy an additional 9.9% stake. The sale is expected to close in 2013. At the completion of the sale, we expect to apply purchase accounting to our consolidated financial statements which will adjust the carrying value of our assets and liabilities to the then-current fair value. The largest expected impact is the expected decrease in the carrying value of our Flight equipment.

Note B—Summary of Significant Accounting Policies

        Principles of Consolidation:    The accompanying consolidated financial statements include the results of all entities in which we have a controlling financial interest, including VIEs for which we are the PB. The PB is the entity that has both (i) the power to direct the activities of the VIE that most significantly affect the entity's economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. See Note S—Variable Interest Entities.

        Variable Interest Entities:    We consolidate VIEs in which we have determined that we are the PB. We use judgment when determining (i) whether an entity is a VIE; (ii) who are the variable interest holders; (iii) the elements and degree of control that each variable interest holder has; and (iv) ultimately which party is the PB. When determining which party is the PB, we perform an analysis which considers (i) the design of the VIE; (ii) the capital structure of the VIE; (iii) the contractual relationships between the variable interest holders; (iv) the nature of the entities' operations; and (v) the purposes and interests of all parties involved, including related parties. While we consider these factors, our conclusion about whether to consolidate ultimately depends on the breadth of our decision-making ability and our ability to influence activities that significantly affect the economic performance of the VIE. We continually re-evaluate whether we are the PB for VIEs in which we hold a variable interest.

  Rental of Flight Equipment:

        Lease Revenue:    We lease flight equipment principally under operating leases and recognize rental revenue on a straight line basis over the life of the lease. The difference between the rental revenue recognized and the cash received under the provisions of our leases is included in Lease receivables and other assets, if an asset, or, if a liability, in Security deposits, deferred overhaul rental and other customer deposits on our Consolidated Balance Sheets. Past-due rental revenue is recognized on the basis of management's assessment of collectability. Management monitors all lessees that are behind in lease payments and evaluates lessee operational and financial issues to determine the amount of rental revenue to recognize for past due amounts. Our customers make lease payments in advance and we generally recognize rental revenue only to the extent we have received payments or hold security deposits. In certain cases, leases provide for additional flight hour revenue based on usage. The usage may be calculated based on hourly usage or on the number of cycles operated, depending on the lease contract. A cycle is defined as one take-off and landing. The usage is typically reported monthly by the

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B—Summary of Significant Accounting Policies (Continued)

lessee. Rental revenue received under the lease agreements, but unearned, is included in Rentals received in advance on our Consolidated Balance Sheets.

        Lease revenues from the rental of flight equipment are reduced by the amortization of lease incentives, which primarily consist of our maintenance contributions to lessees in connection with the lease of used aircraft.

        Overhaul Rentals:    Under the provisions of our leases, lessees are generally responsible for maintenance and repairs, including major maintenance (overhauls) over the term of the lease. Under the provisions of many of our leases, we receive overhaul rentals based on the usage of the aircraft, calculated based on number of hours or cycles operated. The usage is typically reported monthly by the lessee. For certain airframe and engine overhauls incurred by our lessees, we reimburse the lessee for costs up to, but not exceeding, related overhaul rentals that the lessee has paid to us.

        We recognize overhaul rentals received, net of estimated overhaul reimbursements, as revenue. We estimate expected overhaul reimbursements during the life of the lease, which requires significant judgment. Management determines the reasonableness of the estimated future overhaul reimbursement rate considering quantitative and qualitative information including (i) changes in historical pay-out rates from period to period; (ii) trends in reimbursements made; (iii) trends in historical pay-out rates for expired leases; (iv) future estimates of pay-out rates on leases scheduled to expire in the near term; (v) changes in our business model and portfolio strategies and (vi) other factors affecting the future pay-out rates that may occur from time to time. Changes in the expected overhaul reimbursement estimate result in an adjustment to the cumulative deferred overhaul rental balance sheet amount, which is recognized in current period results. If overhaul reimbursements are different than our estimates, or if estimates of future reimbursements change, there could be a material impact on our results of operations in a given period.

        Additionally, in connection with a lease of a used aircraft, we generally agree to contribute to the first major maintenance event the lessee incurs during the lease. At the time we pay the agreed upon maintenance contribution, we record the reimbursement against deferred overhaul rentals to the extent we have received overhaul rentals from the lessee, or against return condition deficiency deposits to the extent we have received such deposits from the prior lessee. We capitalize as lease incentives any amount of the actual maintenance reimbursement we pay in excess of overhaul rentals and payments received from prior lessees for deficiencies in return conditions and amortize the lease incentives into Rental of flight equipment over the remaining life of the lease.

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

        Return Condition Payments:    We may receive payments from our lessees at the conclusion of a lease, rather than requiring the lessee to make the required repairs to meet return conditions. These return condition payments are generally negotiated to facilitate an efficient return of the aircraft, which generally causes the aircraft to be delivered to the next lessee in a condition less than anticipated in the lease negotiations. The return condition payments are initially recognized as a reserve for aircraft costs deferred liability on our Consolidated Balance Sheets. We capitalize as lease incentives any amount of

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B—Summary of Significant Accounting Policies (Continued)

the actual maintenance reimbursement we pay in excess of overhaul rentals and payments received from prior lessees for deficiencies in return conditions and amortize the lease incentives into Rental of flight equipment over the remaining life of the lease.

        Lease Incentive Costs:    We capitalize as lease incentives any amount paid by us to lessees or other parties in connection with the lease transactions, including the actual maintenance reimbursement we pay in excess of overhaul rentals and payments received from prior lessees for deficiencies in return conditions, and lessee specific aircraft cabin modifications, and amortize the lease incentives into Rental of flight equipment over the remaining life of the lease.

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

        Cash:    We consider cash and cash equivalents with original maturity dates of 90 days or less to be cash on hand and highly liquid investments. At December 31, 2012 and 2011, respectively, cash and cash equivalents consisted of cash on hand and time deposits.

        Restricted Cash:    All cash restricted from use in our operations is considered restricted cash and is typically restricted under secured debt agreements, and can be used only to service the aircraft securing the debt and make principal and interest payments on the debt. See Note K—Debt Financing.

        Foreign Currency:    Assets and liabilities denominated in foreign currencies are translated into US dollars using the exchange rates at the balance sheet date. Foreign currency transaction gains or losses are translated into US dollars using the average exchange rate during the period.

        Flight Equipment:    Flight equipment is stated at cost. Purchases, major additions and modifications and interest on deposits during the construction phase are capitalized. We generally depreciate passenger aircraft using the straight-line method over a 25-year life from the date of manufacture to an estimated residual value. When we change the useful lives or residual values of our aircraft, we adjust our depreciation rates on a prospective basis.

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

        The undiscounted cash flows used in the recoverability assessment consist of cash flows from currently contracted leases, future projected lease cash flows, including flight hour and overhaul rentals, and an estimated disposition value, as appropriate, for each aircraft. Management is active in the aircraft leasing industry and develops the assumptions used in the recoverability assessment. As part of our recurring recoverability assessment process, we update the critical and significant assumptions used in the recoverability assessment, including projected lease rates and terms, residual values, overhaul rental realization and aircraft holding periods. In updating these critical and significant assumptions for 2012, we considered (i) current and future expectations of the global demand for a particular aircraft type; (ii) the impact of fuel price volatility and higher average fuel prices; (iii) the growing impact of new technology aircraft; (iv) the higher production rates sustained by manufacturers of more fuel-efficient newer generation aircraft during the recent economic downturn; (v) the unfavorable impact of low rates of inflation on aircraft values; (vi) current market conditions and industry outlook for future marketing of older mid-generation aircraft and aircraft that are out of production; (vii) decreasing number of lessees for older aircraft; (viii) end-of-life management capabilities resulting from our acquisition of AeroTurbine; and (ix) events occurring subsequent to our balance sheet date that affect the value of our fleet. In the event that an aircraft does not meet the recoverability assessment, the aircraft will be re-measured to fair value in accordance with our Fair Value Policy resulting in an impairment charge. Our Fair Value Policy is described below under "—Fair Value Measurements." Impairment charges recognized related to our fleet held for use are classified separately on our Statements of Operations.

        Flight Equipment Held for Sale:    We classify aircraft as Flight equipment held for sale when all the criteria under GAAP are met. Aircraft classified as Flight equipment held for sale are recognized at the lower of their carrying amount or estimated fair value less estimated costs to sell. If the carrying value of the aircraft exceeds its estimated fair value, then a fair value adjustment is recognized separately on our Consolidated Statements of Operations.

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

        We designate an aircraft for part-out when the aircraft is subject to an executed consignment agreement. At that time we reclassify the aircraft from Flight equipment to Lease receivables and other assets at the lower of their carrying amount or estimated fair value less estimated costs to sell. At the time aircraft are classified as parts inventory and recorded in Lease receivables and other assets, the cost and accumulated depreciation are removed from the related accounts.

        Investment in finance and sales-type leases:    If a lease meets specific criteria under GAAP at the inception of the lease, then we recognize the lease as a Net investment in finance and sales-type lease on our Consolidated Balance Sheets. For sales-type leases we de-recognize the aircraft from our Consolidated Balance Sheets and recognize the difference of the aircraft carrying value and the Net

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B—Summary of Significant Accounting Policies (Continued)

investment in finance and sales-type leases as a gain or loss in our Consolidated Statements of Operations. The amounts recognized for finance and sales-type leases consist of lease receivables, plus the estimated unguaranteed residual value of the leased flight equipment on the lease termination date, less the unearned income. The unearned income is recognized as Other income in our Consolidated Statements of Operations over the lease term in a manner that produces a constant rate of return on the Net investment in finance and sales-type lease.

        Allowance for Credit Losses:    An allowance for credit losses is established if there is evidence that we will be unable to collect all amounts due according to the original contractual terms of the Net investment in finance and sales-type receivables and notes receivable ("Financing Receivables"). Financing Receivables comprise net investment in finance and sales-type leases recognized at the gross investment in the lease, less unearned income, and notes receivable recognized at cost. The allowance for credit losses is reported as a reduction of the Financing Receivables carrying value on the Consolidated Balance Sheets. Additions to the allowance for credit losses are recognized in our Consolidated Statements of Operations in Selling, general and administrative expenses.

        Collectability of Financing Receivables is evaluated periodically and on an individual note and customer level. Notes receivables are considered impaired when we determine that it is probable that we will not be able to collect all amounts due according to the original contractual terms. Individual credit exposures are evaluated based on the realizable value of any collateral, and payment history. The estimated recoverable amount is the value of the expected future cash flows, including amounts that may be realized from the value of the collateral. Allowances for specific credit losses are established for the difference between the carrying amount and the estimated recoverable amount. The accrual of interest income based on the original terms of the Notes receivable is discontinued based on the facts and circumstances of the individual credit exposure, and any future interest income is recognized based on cash receipts. Any subsequent changes to the amounts and timing of the expected future cash flows compared with the prior estimates result in a change in the allowance for credit losses and are charged or credited to Selling general and administrative expense. An allowance is generally reversed only when cash is received in accordance with the original contractual terms of the note. A write-off of the Notes receivable is made when all hope of recoverability has been abandoned or amounts have been forgiven. Write-offs are charged against previously established allowances for credit losses. Recoveries in part or in full of amounts previously written off are credited to the provision for credit loss.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B—Summary of Significant Accounting Policies (Continued)

        Derivative Financial Instruments:    We employ a variety of derivative financial instruments to manage our exposure to interest rate risks and foreign currency risks. Derivatives are recognized on our Consolidated Balance Sheets at fair value. AIG Markets, Inc., a related party, is the counterparty to all our interest swaps and foreign currency swaps. We apply either fair value or cash flow hedge accounting when transactions meet specified criteria for hedge accounting treatment. If the derivative does not qualify for hedge accounting, the gain or loss is immediately recognized in earnings. If the derivative qualifies for hedge accounting and is designated and documented as a hedge, changes in fair value of the hedge are either recognized in income along with the change in fair value of the item being hedged for fair value hedges, or recognized in AOCI to the extent the hedge is effective for cash flow hedges. We have elected to classify the cash flows from derivative instruments that have been designated as fair value or cash flow hedges in accordance with GAAP in the same category as the cash flows from the items being hedged.

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

        Inventory:    Our inventory consists primarily of engine and airframe parts and rotable and consumable parts and is included in Lease receivables and other assets on our 2012 Consolidated Balance Sheet. We value our inventory at the lower of cost or market. Cost is primarily determined using the specific identification method for individual part purchases and on an allocated basis for engines and aircraft purchased for disassembly and bulk inventory purchases. Costs are allocated using the relationship of the cost of the engine, aircraft or bulk inventory purchase to the estimated retail sales value at the time of purchase. At the time of sale, this ratio is applied to the sales price of each individual part to determine its cost. We evaluate this ratio based on periodic analysis and if necessary, update sales estimates and make adjustments to this ratio. Generally, inventory that is held for more than four years is considered excess inventory and its carrying value is zero.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B—Summary of Significant Accounting Policies (Continued)

        Goodwill and Other Acquired Intangible Assets:    As a result of our acquisition of AeroTurbine, we recognized goodwill and other intangible assets. Goodwill represents the excess of the cost of the fair value of the acquired business over the net of the fair value of identifiable assets acquired. Goodwill is not amortized, but is subject to impairment testing annually or more often when events or circumstances indicate that it is more likely than not it is impaired. We amortize the cost of other acquired intangible assets over their estimated useful lives on a straight-line basis. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on discounted cash flows. Goodwill and other acquired intangible assets are included in Lease receivables and other assets on our Consolidated Balance Sheet.

        Other Comprehensive Income (Loss):    We report gains and losses associated with changes in the fair value of derivatives designated as cash flow hedges and unrealized gains and losses on marketable securities classified as "available-for-sale" in comprehensive income or loss.

        Guarantees:    We recognize the guarantee fee paid to us as the initial carrying value of the guarantee which is included in Accrued interest and other payables on our Consolidated Balance Sheets. Since the amount received represents the market rate that would be charged for similar agreements, management believes that the carrying value approximates the fair value of these instruments at the date of issuance of the guarantee. The fee received is amortized into Flight equipment marketing and gain on aircraft sales over the guarantee period. When it becomes probable that we will be required to perform under a guarantee, we cease recognition of the guarantee fee income and accrue a liability. Our provision for losses on aircraft asset value guarantees represents changes made in the current period based on our best estimate of probable loss on asset value guarantees that are likely to be exercised. We reverse the liability only when it is no longer probable that we will incur a loss. See Note R—Commitments and Contingencies for more information on guarantees.

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

        Share-based Compensation:    We participate in AIG's share-based payment and liability award programs and our share of the calculated costs is allocated to us by AIG. Compensation expense is recognized over the period during which an employee is required to provide service in exchange for the share-based payment. See Note Q—Employee Benefit Plans.

  Adoption of Recent Accounting Guidance:

        We adopted the following accounting standards during 2012:

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

        We adopted the standard on January 1, 2012, when it became effective. The adoption had no impact on our financial condition, results of operations or cash flows, but affected our fair value disclosures, which are disclosed in Note T—Fair Value Measurements and Note V—Fair Value Disclosures of Financial Instruments herein.

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

  Testing of Goodwill for Impairment

        In September 2011, the FASB issued an accounting standard that amends the approach to testing goodwill for impairment. The new standard simplifies how entities test goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative, two step goodwill impairment test. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted the new standard in conjunction with our annual goodwill impairment test performed during the third quarter of 2012. The adoption of this standard had no effect on our consolidated financial statements.

  Future Application of Accounting Guidance:

        In February 2013, the FASB issued an accounting standard update, which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (AOCI). This new standard is intended to help entities improve the transparency of changes in OCI and items reclassified out of AOCI in their financial statements. The new standard requires entities to disclosure additional information about reclassification adjustments, including (i) changes in AOCI balances by component and (ii) significant items reclassified out of AOCI. The new disclosure requirements will be effective for us for interim and annual periods beginning on January 1, 2013. The adoption of the new standard will require us to include additional disclosures for items reclassified out of AOCI.

Note C—Business Combinations

        On October 7, 2011, ILFC acquired all of the issued and outstanding shares of capital stock of AeroTurbine from AerCap Holdings N.V. for an aggregate cash purchase price of $228 million and the assumption of outstanding debt. The AeroTurbine acquisition was recorded as a business combination in accordance with GAAP. Through AeroTurbine, we provide engine leasing, certified aircraft engines, airframes, engine parts and supply chain solutions, and possess the capabilities to disassemble aircraft and engines into parts. This allows us to maximize the value of our aircraft and engines across their complete life cycle and offer an integrated value proposition to our airline customers as they transition out aging aircraft. Additionally, this acquisition enables us to provide a differentiated fleet management product and service offering to our airline customers as they transition out aging aircraft.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note C—Business Combinations (Continued)

        The following table summarizes the purchase price allocation (in millions):

Consideration:
Cash	$228
Debt financing	299

Total	$527

Allocation of the Purchase Price:
Cash	$90
Flight equipment	241
Lease receivables and other assets	249 (a)
Accrued interest and other payables	(36)
Security deposits, overhaul rentals and other customer deposits	(23)
Rentals received in advance	(2)
Deferred income taxes	8

Total	$527

(a)
Includes Goodwill of $15.6 million.

        The results of AeroTurbine from October 7, 2011, are included in the accompanying consolidated financial statements. Pro forma effects on revenue and earnings are not disclosed for the comparable prior periods, as the amounts are immaterial to our consolidated financial statements as a whole. Accordingly, AeroTurbine is also not considered a segment because it is not material to our financial statements.

Note D—Related Party Transactions

        Related Party Allocations and Fees:    We are party to cost sharing agreements, including tax, with AIG. Generally, these agreements provide for the allocation of corporate costs based upon a proportional allocation of costs to all subsidiaries. We also pay other subsidiaries of AIG a fee related to management services provided for certain of our foreign subsidiaries and we earn management fees from two trusts consolidated by AIG for the management of aircraft we sold to the trusts in prior years. ILFC is included in the consolidated federal income tax return of AIG as well as certain state tax returns where AIG files on a combined/unitary basis. Settlements with AIG for taxes are determined in accordance with our tax sharing agreements. In March 2010, we paid AIG $85 million that was due and payable on a loan related to certain transactions during 2002 and 2003 that accomplished AIG's overall tax panning objectives.

        Dividends and Capital Contribution:    We transferred two corporate aircraft with a combined net book value of $37.2 million to AIG during the year ended December 31, 2012. The transaction was recorded in Retained earnings as a dividend of $25.4 million, net of taxes of $11.8 million. We also received one corporate aircraft from AIG and we recorded $16.7 million, net of taxes of $9.2 million, in Lease receivables and other assets and as a capital contribution in Paid-in capital to reflect the transaction.

        Expenses Paid by AIG on Our Behalf.    We recorded $2.6 million, $(8.0) million and $2.8 million in Additional paid in capital for the years ended December 31, 2012, 2011 and 2010, respectively, for compensation and other expenses paid by AIG on our behalf for which we were not required to pay. The $8.0 million decrease recorded for the year ended December 31, 2011, resulted from an

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note D—Related Party Transactions (Continued)

adjustment for forfeited pension benefits, previously recorded as Additional paid in capital. See Note M—Shareholders' Equity.

        Derivatives and Insurance Premiums:    The counterparty of all of our interest rate swap agreements as of December 31, 2012 was AIG Markets, Inc., a wholly-owned subsidiary of AIG. See Note T—Fair Value Measurements and Note U—Derivative Financial Instruments. In addition, we purchase insurance through a broker who may place part of our policies with AIG. Total insurance premiums were $9.9 million, $7.9 million and $7.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        Our financial statements include the following amounts involving related parties:

Income Statement	2012	2011	2010
	(Dollars in thousands)
Expense (income):
Interest expense on loan from AIG	$—	$—	$157,926
Effect from derivatives on contracts with AIG Markets, Inc.(a)	1,212	8,414	45,725
Interest on derivative contracts with AIG Markets, Inc.	17,712	50,043	91,988
Allocation of corporate costs from AIG	22,941	(1,246)	30,512
Lease revenue related to hedging of lease receipts with AIGFP(b)	—	—	224
Interest on time deposit account with AIG Markets(a)	(3,634)	—	—
Management fees received	(8,871)	(9,323)	(9,429)
Management fees paid to subsidiaries of AIG	156	94	425

	December 31,
Balance Sheet	2012	2011
	(Dollars in thousands)
Asset (liability):
Time deposit account with AIG Markets(a)	$1,103,591	$—
Derivative liabilities(b)	(20,933)	(31,756)
Current income taxes and other tax liabilities to AIG(c)	(299,333)	(279,441)
Accrued corporate costs payable to AIG	(20,969)	(21,672)
Equity:
Aircraft transfer to AIG, net of tax of $11,866	25,379	—
Aircraft contribution from AIG, net of tax of $9,211	(16,690)	—
Compensation and other expenses paid by AIG	2,636	(8,000)

(a)
We have a 30-day interest bearing time deposit account with AIG Markets, Inc., all of which is available for use in our operations. If we request that funds be made available to us prior to the maturity date of the time deposit, we may have to pay a breakage fee to AIG Markets, Inc.

(b)
See Note U—Derivative Financial Instruments for all derivative transactions.

(c)
We paid approximately $1.7 million and $58.5 million to AIG for ILFC tax liability during the years ended December 31, 2012 and 2011, respectively.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note E—Other Income

	2012	2011	2010
	(Dollars in thousands)
AeroTurbine revenue(a)
Engines, airframes, parts and supplies	$308,981	$71,778	$—
Cost of sales	(255,918)	(62,070)	—

	53,063	9,708	—
Interest and Other	70,187	48,202	61,741

Total	$123,250	$57,910	$61,741

(a)
Other income for 2011 and 2012 includes revenue from sales by AeroTurbine of engines, airframes, parts and supplies, presented net of cost of sales on our consolidated statement of income. AeroTurbine was acquired on October 7, 2011.

Note F—Aircraft Impairment Charges on Flight Equipment Held for Use

        We recorded the following impairment charges on flight equipment held for use during the years ended December 31, 2012, 2011 and 2010.

	December 31,
	2012			2011			2010
	Aircraft Impaired or Adjusted		Impairment Charges and Fair Value Adjustments	Aircraft Impaired or Adjusted		Impairment Charges and Fair Value Adjustments	Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments
	(Dollars in millions)
Impairment charges due to Airbus' announcement of its neo aircraft	—		$—	—		$—	61	$602.3
Impairment charges on aircraft due to recurring assessments	9	(a)	100.2	97	(b)	1,523.3	21	508.1
Impairment charges on aircraft under lease with customers that ceased operations	1		2.5	3	(c)	43.9	—	—

Total Impairment charges on flight equipment held for use	10		$102.7	100		$1,567.2	82	$1,110.4

(a)
Includes impairment charges on one aircraft that had previously been impaired.

(b)
Includes impairment charges on one aircraft owned by our AeroTurbine subsidiary.

(c)
Two of the three aircraft were impaired twice during 2011.

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

  Year ended December 31, 2012

        During the year ended December 31, 2012, we recorded impairment charges aggregating $102.7 million relating to ten aircraft. Of the $102.7 million in impairment charges recognized, $100.2 million related to our recurring recoverability assessments, and $2.5 million related to the repossession and early return of one aircraft that was leased to an airline that ceased operations during the year ended December 31, 2012.

  Year ended December 31, 2011

        During our 2011 annual recoverability assessment, we updated the critical and significant assumptions used in our analysis and we considered:

        Market Conditions:    We considered current and future expectations of the global demand for a particular aircraft type and historical experience in the aircraft leasing market and aviation industry, as well as information received from third party sources. Factors taken into account included the impact of fuel price volatility and higher average fuel prices; the growing impact of new technology aircraft (announcements, deliveries and order backlog) on current and future demand for mid-generation aircraft; the higher production rates sustained by manufacturers of more fuel-efficient newer generation aircraft during the recent economic downturn; the unfavorable impact of low rates of inflation on aircraft values; current market conditions and industry outlook for future marketing of older mid-generation aircraft and aircraft that are out of production; and a decreasing number of lessees for older aircraft.

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

        Subsequent Events:    We also considered events subsequent to December 31, 2011 and prior to March 8, 2012, in evaluating the recoverability of our fleet as of December 31, 2011. Specifically, four of our customers, including one with two separate operating certificates, declared bankruptcy or ceased operations subsequent to December 31, 2011 and prior to March 8, 2012. We took into account lessee non-performance, as well as management's expectation of whether to re-lease or part-out the aircraft, which changed the projected lease cash flows of the affected aircraft.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note F—Aircraft Impairment Charges on Flight Equipment Held for Use (Continued)

        The result of the assessment based on our updated assumptions indicated that the book values of 95 aircraft were not fully recoverable, and these aircraft were deemed impaired. Most of the aircraft reviewed were in the second half of their estimated 25-year useful life, and were aircraft that were out of production, or had been impacted by new technology developments. We recorded impairment charges aggregating $1.6 billion related to 100 impaired aircraft for the year ended December 31, 2011. Of the $1.6 billion in impairment charges recognized, $43.9 million related to repossessions and early returns of aircraft that were leased to airlines that ceased operations subsequent to December 31, 2011.

        As part of the annual recoverability assessment, we also identified 239 aircraft that were either aircraft out of production or impacted by new technology developments. Out of these 239 aircraft, we changed the estimated useful life of 140 aircraft. In addition, we changed the useful life of our ten freighter aircraft from 35 to 25 years. These changes resulted in an increase in our 2012 depreciation expense for these aircraft of approximately $55.9 million as compared to 2011. The overall increase in depreciation expense from shortening the holding periods on these 140 aircraft will decline as these aircraft are disposed of.

  Year ended December 31, 2010

        During the year ended December 31, 2010, we recorded the following impairments to our fleet held for use:

        At the end of the third quarter of 2010, we had 13 passenger configured 747-400s and 11 A321-100s in our fleet. After consideration of then current marketplace factors, management's estimate of the future lease rates for 747-400s and A321-100s had declined significantly. The decline in expected lease rates for the 747-400s was due to a number of unfavorable trends, including lower overall demand, as airlines replace their 747-400s with more efficient newer generation widebody aircraft. As a result, the global supply of 747-400 aircraft that were for sale, or idle, had increased. It was expected that these unfavorable trends would persist and that the global supply of 747-400s that were for sale or idle would continue to increase in the future. The decline in A321-100 lease rates was primarily due to continued and accelerated decrease in demand for this aircraft type, which is attributable to its age and limited mission application. As a result of the decline in lease rates, seven 747-400s, five A321-100s, and four other aircraft in our fleet held for use were deemed impaired in the third quarter of 2010 when we performed our assessments. As a result, we recorded impairment charges aggregating $417.7 million to write these aircraft down to their respective fair values. The estimated undiscounted cash flows on the remaining six 747-400s and six A321-100s supported the carrying value of those aircraft.

        On December 1, 2010, Airbus announced the new narrowbody neo aircraft with new fuel-efficient geared turbofan engine options. The re-engineered aircraft is expected to provide up to 15% fuel savings and greater range or more payload capacity. Airbus expects to start deliveries of the neo aircraft in 2016. At December 31, 2010, we had identified approximately 78 narrowbody aircraft with first generation engines that may be negatively impacted by the introduction of narrowbody neo aircraft equipped with the new engines and, as part of our on-going fleet assessment, we performed a recoverability analysis on those aircraft, using revised cash flow assumptions. Based on the recoverability analysis, 61 of these 78 aircraft were deemed impaired and we recorded impairment charges of approximately $602.3 million.

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

Note G—Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed

        From time to time, we will dispose of aircraft from our fleet held for use prior to the conclusion of their useful life through either a sale or part-out. As part of the recoverability assessment of our fleet, management assesses potential transactions and the likelihood that each individual aircraft will continue to be held for use as part of our leased fleet or if the aircraft will be disposed as mentioned above. If management determines that it is more likely than not that an aircraft will be disposed of through either a sale or part-out as a result of a potential transaction, a recoverability assessment is performed, and if impaired, the aircraft is recorded at the lower of fair market value or its current carrying value, with any necessary adjustments recorded in income. Further, if the aircraft meets the criteria to be classified as Flight equipment held for sale, we will reclassify the aircraft from Flight equipment into Flight equipment held for sale (subsequent to recording any necessary impairment charges or fair value adjustments).

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note G—Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed (Continued)

        We reported the following impairment charges and fair value adjustments on flight equipment sold or to be disposed during the years ended December 31, 2012, 2011 and 2010.

	December 31,
	2012				2011		2010
	Aircraft Impaired or Adjusted		Impairment Charges and Fair Value Adjustments		Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments	Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments
	(Dollars in millions)
Loss/(Gain)
Impairment charges and fair value adjustments on aircraft likely to be sold or sold (including sales-type leases)	10	(a)	$43.3		17	$163.1	15	$155.1
Fair value adjustments on held for sale aircraft sold or transferred from held for sale back to flight equipment(b)	4		4.1		10	(3.7)	60	372.1
Impairment charges on aircraft intended to be or designated for part-out	12		42.3	(c)	3	10.9	2	25.6

Total Impairment charges and fair value adjustments on flight equipment sold or to be disposed	26		$89.7	(c)	30	$170.3	77	$552.8

(a)
One of the ten aircraft was impaired twice during 2012.

(b)
Included in these amounts are net positive fair value adjustments related to aircraft previously held for sale, but which no longer met such criteria and were subsequently reclassified to Flight equipment. Also included in these amounts are net positive fair value adjustments related to sales price adjustments for aircraft that were previously held for sale and sold during periods presented.

(c)
Includes charges relating to 13 engines for the year ended December 31, 2012.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note H—Other Expenses

        Other expenses for the years ended December 31, 2012, 2011 and 2010 consisted of the following:

	2012	2011	2010
	(Dollars in thousands)
Lease charges	1,350	(3,062)	91,216
Effect of derivatives(a)(c)	654	9,808	47,787
Provision for loss on asset value guarantees(b)	31,266	—	—
Charges relating to three notes receivable	—	21,898	—
Provision for loss on finance and sales-type leases	—	23,088	—
Flight equipment rent(c)	18,000	18,000	18,000
Aircraft engine order cancellation	—	20,000	—

	51,270	89,732	157,003

(a)
See Note U—Derivative Financial Instruments for more information on derivative transactions.

(b)
Relating to reserves recorded on three aircraft asset value guarantees.

(c)
Previously presented separately on the Consolidated Income Statement.

Note I—Lease Receivables and Other Assets

        At December 31, 2012, Lease receivables and other assets consist of the following:

	2012	2011
	(Dollars in thousands)
Lease receivables	$199,694	$222,637
AeroTurbine Inventory	149,390	148,452
Lease incentive costs, net of amortization(a)	128,616	119,878
Straight-line rents and other assets(b)	235,780	47,115
Goodwill and Other intangible assets	48,887	51,965
Notes and trade receivables, net of allowance(c)	23,181	9,489
Derivative assets(d)	54	198

	$785,602	$599,734

(a)
We capitalized lease incentives of $65.8 million and $89.6 million for the years 2012 and 2011, respectively. We amortized lease incentives into Rental of flight equipment of $61.5 million, $63.4 million and $47.8 million for the years 2012, 2011, and 2010, respectively.

(b)
Credit balances of Straight-line rents in the amount of $175.8 million were reclassified to Security deposits, deferred overhaul rentals and other customer deposits on the Consolidated Balance Sheet at December 31, 2012.

(c)
Notes receivable are primarily from the sale of flight equipment and are fixed with varying interest rates from 2.0% to 10.4%.

(d)
See Note U—Derivative Financial Instruments.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note I—Lease Receivables and Other Assets (Continued)

        We had the following activity in our allowance for credit losses on notes receivable:

(Dollars in thousands)
Balance at December 31, 2010	$21,042
Provision	20,354
Write-offs	—

Balance at December 31, 2011	$41,396
Provision	(9,727)
Write-offs	(31,669)

Balance at December 31, 2012	$—

Note J—Net Investment in Finance and Sales-type Leases

        The following table lists the components of the net investment in finance and sales-type leases:

	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Total lease payments to be received	$98,211	$86,592
Estimated residual values of leased flight equipment (unguaranteed)	29,157	46,857
Less: Unearned income	(33,432)	(28,615)

	$93,936	$104,834
Less: Allowance for credit losses	—	(23,088)

Net investment in finance and sales-type leases	$93,936	$81,746

        At December 31, 2012, minimum future lease payments on finance and sales-type leases are as follows:

(Dollars in thousands)
2013	$22,143
2014	16,273
2015	12,758
2016	12,396
2017	12,373
Thereafter	22,268

Total minimum lease payments to be received	$98,211

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note J—Net Investment in Finance and Sales-type Leases (Continued)

        We had the following activity in our allowance for credit losses on net investment in finance and sales-type leases:

(Dollars in thousands)
Balance at December 31, 2010	$—
Provision	23,088
Write-offs	—

Balance at December 31, 2011	$23,088
Provision	—
Write-offs	(23,088)

Balance at December 31, 2012	$—

Note K—Debt Financing

        Our debt financing was comprised of the following at the following dates:

	December 31,
	2012	2011
	(Dollars in thousands)
Secured
Senior secured bonds	$3,900,000	$3,900,000
ECA and Ex-Im financings	2,193,229	2,335,147
Secured bank debt(a)	1,961,143	2,246,936
Institutional secured term loans	1,450,000	1,300,000
Less: Deferred debt discount	(15,125)	(17,452)

	9,489,247	9,764,631
Unsecured
Bonds and medium-term notes	13,890,747	13,658,769
Less: Deferred debt discount	(37,207)	(39,128)

	13,853,540	13,619,641

Total Senior Debt Financings	23,342,787	23,384,272
Subordinated debt	1,000,000	1,000,000

	$24,342,787	$24,384,272

(a)
Of this amount, $270.5 million (2012) and $97.0 million (2011) is non-recourse to ILFC. These secured financings were incurred by VIEs, and consolidated into our consolidated financial statements.

        The above table represents the principal amounts of our outstanding debt obligations, net of deferred discounts and premiums, as of December 31, 2012 and 2011.

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

        The following table presents information regarding the collateral provided for our secured debt:

	As of December 31, 2012
	Debt Outstanding	Net Book Value		Number of Aircraft
	(Dollars in thousands)
Senior secured bonds	$3,900,000	$6,485,121		174
ECA and Ex-Im financings	2,193,229	5,338,188		119	(a)
Secured bank debt(b)	1,961,143	2,925,637	(b)	63	(b)
Institutional secured term loans	1,450,000	2,801,330		97

Total	$9,504,372	$17,550,276		453

(a)
Excludes the two aircraft we intend to finance with the Ex-Im notes, as they had not yet been assigned as collateral as of December 31, 2012.

(b)
Amounts represent net book value and number of aircraft securing ILFC secured bank term debt and do not include the book value or number of AeroTurbine assets securing the AeroTurbine revolving credit agreement, under which $260.0 million is included in the total Debt outstanding. ILFC guarantees the AeroTurbine revolving credit agreement on an unsecured basis.

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

        As of December 31, 2012, approximately $1.9 billion was outstanding under the 2004 ECA facility and no loans were outstanding under the 1999 ECA facility. The interest rates on the loans outstanding under the 2004 ECA facility are either fixed or based on LIBOR and ranged from 0.498% to 4.711% at December 31, 2012. The net book value of the aircraft purchased under the 2004 ECA facility was $4.0 billion at December 31, 2012. The loans are guaranteed by various European ECAs. We have collateralized the debt with pledges of the shares of wholly owned subsidiaries that hold title to the aircraft financed under the facilities. The 2004 ECA facility contains customary events of default and restrictive covenants, including a covenant to maintain a minimum consolidated tangible net worth.

        Because of our current long-term debt ratings, the 2004 ECA facility requires us to segregate security deposits, overhaul rentals and rental payments received under the leases related to the aircraft funded under the 2004 ECA facility (segregated rental payments are used to make scheduled principal and interest payments on the outstanding debt). The segregated funds are deposited into separate accounts pledged to and controlled by the security trustee of the 2004 ECA facility. At December 31, 2012, and December 31, 2011, respectively, we had segregated security deposits, overhaul rentals and rental payments aggregating approximately $405.4 million and $414.8 million related to aircraft funded under the 2004 ECA facility. The segregated amounts fluctuate with changes in security deposits, overhaul rentals, rental payments and principal and interest payments related to the aircraft funded under the 2004 ECA facility. In addition, if a default resulting in an acceleration of the obligations under the 2004 ECA facility were to occur, pursuant to the cross-collateralization agreement described below, we would have to segregate lease payments, overhaul rentals and security deposits received after such acceleration event occurred from the leases relating to all the aircraft funded under the 1999 ECA facility, even though those aircraft are no longer subject to a loan at December 31, 2012.

        In addition, we must register the existing individual mortgages on certain aircraft funded under both the 1999 and 2004 ECA facilities in the local jurisdictions in which the respective aircraft are registered. The mortgages are only required to be filed with respect to the aircraft that have outstanding loan balances or otherwise as agreed in connection with the cross-collateralization agreement described below.

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

Ex-Im Financings

        On December 19, 2012, we issued $287.0 million of pre-funded secured notes due in January 2025 that are guaranteed by the Export-Import Bank of the United States. The notes bear interest at a rate per annum equal to 1.492%. The funds are being held in a restricted cash account and will become available to us in April 2013. We will use the proceeds from the notes to finance the purchase of two new Boeing 777-300ER aircraft.

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

        2011 Secured Term Loan.    On March 30, 2011, one of our non-restricted subsidiaries entered into a secured term loan agreement with lender commitments in the amount of approximately $1.3 billion, which was subsequently increased to approximately $1.5 billion. The loan matures on March 30, 2018, and scheduled principal payments commenced in June 2012. The loan bears interest at LIBOR plus a margin of 2.75%, or, if applicable, a base rate plus a margin of 1.75%. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain wholly owned subsidiaries of the subsidiary borrower. The security granted initially included a portfolio of 54 aircraft, together with attached leases and all related equipment, with an average appraised base market value, as defined in the loan agreement, of approximately $2.4 billion as of January 1, 2011, and the equity interests in certain SPEs that own the pledged aircraft and related equipment and leases. The $2.4 billion was equal to an initial loan-to-value ratio of approximately 65%. The proceeds of the loan were made available to the subsidiary borrower as aircraft were transferred to the SPEs, at an advance rate equal to 65% of the initial appraised value of the aircraft transferred to the SPEs. At December 31, 2012, all $1.5 billion borrowed under the agreement had been advanced to the subsidiary borrower.

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

        AeroTurbine Revolving Credit Agreement.    AeroTurbine has a credit facility that expires on December 9, 2015 and provides for a maximum aggregate available amount of $430 million, subject to availability under a borrowing base calculated based on AeroTurbine's aircraft assets and accounts receivable. AeroTurbine has the option to increase the aggregate amount available under the facility by an additional $70 million, either by adding new lenders or allowing existing lenders to increase their commitments if they choose to do so. Borrowings under the facility bear interest determined, with certain exceptions, based on LIBOR plus a margin of 3.0%. AeroTurbine's obligations under the facility are guaranteed by ILFC on an unsecured basis and by AeroTurbine's subsidiaries (subject to certain exclusions) and are secured by substantially all of the assets of AeroTurbine and the subsidiary guarantors. The credit agreement contains customary events of default and covenants, including certain financial covenants. Additionally, the credit agreement imposes limitations on AeroTurbine's ability to pay dividends to us (other than dividends payable solely in common stock). As of December 31, 2012, AeroTurbine had $260.0 million outstanding under the facility.

        Secured Commercial Bank Financings.    In May 2009, ILFC provided $39.0 million of subordinated financing to a non-restricted subsidiary. The entity used these funds and an additional $106.0 million borrowed from third parties to purchase an aircraft, which it leases to an airline. The $106.0 million loan has two tranches, both secured by the aircraft and related lease receivable. The first tranche is $82.0 million, fully amortizes over the lease term, and is non-recourse to ILFC. The second tranche is $24.0 million, partially amortizes over the lease term, and is guaranteed by ILFC. Both tranches mature in May 2018 with interest rates based on LIBOR. At December 31, 2012, the interest rates on the $82.0 million and $24.0 million tranches were 3.364% and 5.064%, respectively. The entity entered into two interest rate cap agreements to economically hedge the related LIBOR interest rate risk in excess of 4.00%. At December 31, 2012, $66.0 million was outstanding under the two tranches and the net book value of the aircraft was $127.1 million. Subsequent to December 31, 2012, we prepaid in full the total outstanding amount under both tranches of this loan.

        In June 2009, ILFC borrowed $55.4 million through a non-restricted subsidiary, which owns one aircraft leased to an airline. Approximately half of the original loan amortizes over five years and the remaining $27.5 million is due in 2014. The loan is non-recourse to ILFC and is secured by the aircraft and the lease receivables. The interest rate on the loan is fixed at 6.58%. At December 31, 2012, $34.1 million was outstanding and the net book value of the aircraft was $84.3 million.

        In March 2012, one of ILFC's indirect non-restricted subsidiaries entered into a $203 million term loan facility that was used to finance the purchase of seven Boeing 737-800s. The principal of each senior loan issued under the facility will partially amortize over six years, with the remaining principal payable at the maturity date. At December 31, 2012, the average interest rate on the loans was 4.733%. The loans are non-recourse to ILFC except under limited circumstances and are secured by the purchased aircraft and lease receivables. The subsidiary borrower can voluntarily prepay the loans at

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K—Debt Financing (Continued)

any time subject to a 2% prepayment fee prior to March 30, 2014 and a 1% prepayment fee between March 30, 2014 and March 30, 2015.

        The subsidiary borrowers are prohibited under these agreements from: (i) incurring additional debt; (ii) incurring additional capital expenditures; (iii) hiring employees; and (iv) negatively pledging the assets securing their respective facility.

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

        In 2012, we entered into the following term loans:

  •
  $900 Million Secured Term Loan: On February 23, 2012, one of our indirect, wholly owned subsidiaries entered into a secured term loan agreement in the amount of $900 million. The loan matures on June 30, 2017, and bears interest at LIBOR plus a margin of 4.0% with a 1.0% LIBOR floor, or, if applicable, a base rate plus a margin of 3.0%. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain wholly owned subsidiaries of the subsidiary borrower. The security granted includes the equity interests in certain SPEs of the subsidiary borrower that have been designated as non-restricted under our indentures and that hold title to 62 aircraft and all related equipment and leases with an average appraised base market value, as defined in the loan agreement, of approximately $1.66 billion as of December 31, 2011. The $1.66 billion equals an initial loan-to-value ratio of approximately 54%. The principal of the loan is payable in full at maturity with no scheduled amortization. We can voluntarily prepay the loan at any time.

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

        The loans each require a loan-to-value ratio of no more than 63%. If either subsidiary borrower does not maintain compliance with the maximum loan-to-value ratio, it will be required to prepay portions of the outstanding loans, deposit an amount in the cash collateral account or transfer additional aircraft to SPEs, subject to certain concentration criteria, so that the ratio is equal to or less than the maximum loan-to-value ratio.

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

Unsecured Bonds and Medium-Term Notes

        Shelf Registration Statement.    We have an effective shelf registration statement filed with the SEC. We have an unlimited amount of debt securities registered for sale under the shelf registration statement.

        We have issued unsecured notes with an aggregate principal amount outstanding of $11.1 billion under our current and previous shelf registration statements, including $750 million of 4.875% notes due 2015 and $750 million of 5.875% notes due 2019, each issued in March 2012, and $750 million of 5.875% notes due 2022, issued in August 2012. We received aggregate net proceeds of approximately $2.22 billion from these notes issuances after deducting underwriting discounts and commissions and fees. We used part of the net proceeds from the March issuances to prepay our $750 million secured term loan due March 17, 2015, and the remainder will be used for general corporate purposes, including the repayment of existing indebtedness and the purchase of aircraft. The debt securities outstanding under our shelf registration statements mature through 2022 and bear interest rates that range from 4.875% to 8.875%.

        We used a portion of the approximately $2.2 billion of net proceeds from the sale of notes issued under our shelf registration statement in May 2011 to purchase notes validly tendered and accepted in the tender offers that were announced during the second quarter of 2011. The remaining net proceeds from the sale of the notes issued in May 2011 were used for general corporate purposes.

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

Unsecured Revolving Credit Agreement

        2012 Credit Facility.    On October 9, 2012, we entered into a $2.3 billion three-year unsecured revolving credit facility with a group of 10 banks. Concurrently, we terminated our existing revolving credit agreement originally scheduled to expire in January 2014. Our new revolving credit facility provides for interest rates based on either a base rate or LIBOR plus a margin, currently 2.25%, determined by reference to our ratio of consolidated indebtedness to shareholders' equity. The credit agreement contains customary events of default and restrictive covenants that, among other things, limit our ability to incur liens and transfer or sell assets. The credit agreement also contains financial covenants that require us to maintain a minimum interest coverage ratio and a maximum ratio of consolidated indebtedness to shareholders' equity. As of December 31, 2012 and February 25, 2013, we had not drawn on our revolving credit facility.

Unsecured Bank Debt

        2011 Credit Facility.    We had a $2.0 billion unsecured three-year revolving credit facility with a group of 11 banks, with interest rates based on either a base rate or LIBOR plus an applicable margin determined by a ratings-based pricing grid. The facility was originally set to expire in January 2014. On October 9, 2012, we terminated the facility and entered into a new $2.3 billion unsecured three-year revolving credit facility, as described above.

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

Subordinated Debt

        In December 2005, we issued two tranches of subordinated debt totaling $1.0 billion. Both tranches mature on December 21, 2065. The $400 million tranche has a call option date of December 21, 2015. We can call the $600 million tranche at any time. The interest rate on the $600 million tranche is a floating rate with a credit spread of 1.55% plus the highest of (i) 3 month LIBOR; (ii)10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. The interest rate resets quarterly and at December 31, 2012, the interest rate was 4.54%. The $400 million tranche has a fixed interest rate of 6.25% until the 2015 call option date, and if we do not exercise the call option, the interest rate will change to a floating rate, reset quarterly, based on the initial credit spread of 1.80% plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. If we choose to redeem the $600 million tranche, we must pay 100% of the principal amount of the bonds being redeemed, plus any accrued and unpaid interest to the redemption date. If we choose to redeem only a portion of the outstanding bonds, at least $50 million principal amount of the bonds must remain outstanding.

        In connection with the issuance of the subordinated debt, we entered into two contribution agreements (one for each tranche) with AIG that obligate AIG to make capital contributions to us in an amount equal to the aggregate accrued and unpaid interest on the subordinated debt following the occurrence of certain "mandatory trigger events". If AIG completes its anticipated sale of up to 90.0% of our common stock to an investor group, AIG will be able to terminate the contribution agreements. Under the terms of the subordinated debt, failure to comply with certain financial covenants requiring a minimum ratio of tangible equity to total managed assets and a minimum fixed charge coverage ratio will result in a mandatory trigger event. If a mandatory trigger event occurs after the contribution agreements have been terminated and we are unable to raise sufficient capital through the sale of our stock (in the manner permitted by the terms of the subordinated debt) to cover the next interest payment on the subordinated debt, a "mandatory deferral event" will occur. Following a mandatory deferral event, we will be required to defer all interest payments on the subordinated debt and prohibited from paying cash dividends on our capital stock until we are in compliance with both financial covenants or have raised sufficient capital to pay all accumulated and unpaid interest on the subordinated debt. Mandatory trigger events and mandatory deferral events are not events of default under the indenture governing the subordinated debt.

Loss on Extinguishment of Debt

        2012.    During the year ended December 31, 2012, we prepaid the remaining $456.9 million outstanding under our secured credit facility dated October 13, 2006. We also prepaid in full our $750 million secured term loan and we refinanced our $550 million secured term loan at a lower interest rate. In connection with these prepayments and refinancing, we recognized charges aggregating $22.9 million from the write off of unamortized deferred financing costs and deferred debt discount.

        2011.    On June 17, 2011, we completed tender offers and accepted for purchase previously issued notes with an aggregate principal amount of approximately $1.67 billion, resulting in total cash

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K—Debt Financing (Continued)

consideration, including accrued and unpaid interest, of approximately $1.75 billion. In connection with the cancellation of the notes, we recognized losses aggregating approximately $61.1 million, which included the cost of repurchasing the notes and the write off of the remaining unamortized deferred financing costs.

Existing Commitments

        Maturities of debt financing (excluding deferred debt discount) at December 31, 2012 are as follows:

(Dollars in thousands)
2013	$4,054,495
2014	3,045,003
2015	2,811,990
2016	3,291,194
2017	3,304,860
Thereafter	7,887,577

$24,395,119

Other

        Under the most restrictive provisions of our debt agreements, consolidated retained earnings at December 31, 2012, in the amount of $1.6 billion are unrestricted as to payment of dividends based on consolidated net tangible worth requirements. We have not paid any dividends on our common stock since 2008. Under the terms of our subordinated debt, we may be restricted from paying cash dividends on our capital stock in the future if we fail to comply with certain covenants, as described above under "—Subordinated Debt."

Note L—Security Deposits on Aircraft, Deferred Overhaul Rentals and Other Customer Deposits

        As of December 31, 2012 and 2011, Security deposits, deferred overhaul rentals and other customer deposits were comprised of:

	As of December 31,
	2012	2011
	(Dollars in thousands)
Security deposits paid by lessees	$1,115,213	$1,089,771
Deferred overhaul rentals	754,175	718,472
Rents received in advance and Straight-line rents	453,837	272,205
Other customer deposits	201,756	227,189

Total	$2,524,981	$2,307,637

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note M—Shareholders' Equity

Market Auction Preferred Stock

        The MAPS have a liquidation value of $100,000 per share and are not convertible. The dividend rate, other than the initial rate, for each dividend period for each series is to be reset approximately every seven weeks (49 days) on the basis of orders placed in an auction, provided such auctions are able to occur. At the present time, there is no ability to conduct such auctions. Therefore, the MAPS certificates of determination dictate that a "maximum applicable rate" (as calculated on each auction date pursuant to the certificates of determination) be paid on the MAPS. At December 31, 2012, the dividend rate for Series A MAPS was 0.50% and the dividend rate for Series B MAPS was 0.36%.

Paid-in Capital

        We recorded approximately $2.6 million in 2012, $(8.0) million in 2011 and $2.8 million in 2010 in Paid-in capital for debt issue cost, compensation and other expenses paid by AIG on our behalf, which we were not required to pay. We adjusted Paid-in capital by $8.0 million for the year ended December 31, 2011, resulting from an adjustment for forfeited pension benefits. The pension expenses had been recorded in Paid-in capital in previous years when recognized.

        In addition, in 2012 we received one corporate aircraft from AIG and recorded $16.7 million, net of taxes of $9.2 million, as a capital contribution in Paid-in capital to reflect the transaction.

Accumulated Other Comprehensive (Loss) Income

        Accumulated other comprehensive (loss) income consists of changes in fair value of derivative instruments that qualify as cash flow hedges and unrealized gains and losses on marketable securities classified as "available-for-sale." The fair value of derivatives is based upon a model that employs current interest and volatility rates as well as other observable inputs as applicable. The fair value of marketable securities was determined using quoted market prices.

        At December 31, 2012 and 2011, our accumulated other comprehensive (loss) income consisted of the following:

	2012	2011
	(Dollars in thousands)
Cumulative unrealized (loss) gain related to cash flow hedges, net of tax of $7,054 (2012) and $10,642 (2011)	$(12,931)	$(19,764)
Cumulative unrealized gain related to securities available for sale, net of tax of $240 (2012) and $68 (2011)	440	127

Total accumulated other comprehensive (loss) income	$(12,491)	$(19,637)

Retained Earnings

        We recorded $25.4 million, net of taxes of $11.8 million, as a dividend charged to Retained earnings during 2012 when we transferred two corporate aircraft to AIG.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note N—Rental Income

        Minimum future rentals on non-cancelable operating leases and subleases of flight equipment that has been delivered as of December 31, 2012 are shown below.

Year Ended	(Dollars in thousands)
2013	$3,853,694
2014	3,343,945
2015	2,630,761
2016	2,001,212
2017	1,346,960
Thereafter	1,628,759

        Additional net overhaul rentals recognized aggregated $241.6 million in 2012, $198.8 million in 2011 and $270.3 million in 2010, from overhaul rental collections of $722.0 million, $734.0 million and $749.0 million, respectively, for those periods. Flight hour rental revenue we earned based on the lessees' usage aggregated $105.3 million in 2012, $54.4 million in 2011 and $58.5 million in 2010. Flight equipment is leased, under operating leases, with remaining terms ranging from one to 14 years.

        Lease Incentives:    Unamortized lease incentives of $128.6 million, $119.9 million and $89.3 million at December 31, 2012, 2011 and 2010, respectively, are included in Lease receivables and other assets on our Consolidated Balance Sheets. We capitalized lease incentives of $65.8 million, $89.6 million, and $55.4 million, for the years ended December 31, 2012, 2011 and 2010, respectively. During the years ended December 31, 2012, 2011 and 2010, we amortized lease incentives into Rentals of flight equipment aggregating $61.5 million, $63.4 million and $47.8 million, respectively.

Note O—Income Taxes

        The following table presents income (loss) from continuing operations before income tax expense (benefit) by U.S. and foreign income (loss), based on the location in which such pre-tax income (loss) was earned or incurred.

	Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
U.S.	$19,835	$(1,309,684)	$(1,095,788)
Foreign	351,256	275,705	331,152

Total	$371,091	$(1,033,979)	$(764,636)

        Our foreign entities are generally treated as foreign disregarded entities of a U.S. corporation for U.S federal income tax purposes. Accordingly, the foreign income is also subject to U.S. federal income tax on a current basis.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note O—Income Taxes (Continued)

        The (benefit) provision for income taxes is comprised of the following:

	2012	2011	2010
	(Dollars in thousands)
Current:
Federal	$23,859	$156,086	$41,357
State	(613)	1,175	677
Foreign	494	990	1,459

	23,740	158,251	43,493
Deferred:
Federal	(73,202)	(553,439)	(314,923)
State	(6,332)	32,443	(22,940)
Foreign	16,563	52,667	25,402

	(62,971)	(468,329)	(312,461)

	$(39,231)	$(310,078)	$(268,968)

        ILFC is included in the consolidated federal income tax return of AIG as well as certain state tax returns where AIG files on a combined/unitary basis. Under our tax sharing agreement with AIG, we settle our current tax liability as if ILFC and its subsidiaries are each a separate taxpayer. Thus, AIG credits us to the extent our net operating losses, foreign tax credits and other tax benefits (calculated on a separate return basis) are used in AIG's consolidated tax return and charges us to the extent of our tax liability (calculated on a separate return basis).

        The net deferred tax liability consists of the following deferred tax liabilities (assets):

	2012	2011
	(Dollars in thousands)
Deferred Tax Liabilities
Accelerated depreciation on flight equipment	$4,999,957	$4,992,981

Total Deferred Tax Liabilities	$4,999,957	$4,992,981

Deferred Tax Assets
Straight line rents	$(23,719)	$(6,102)
Estimated reimbursements of overhaul rentals	(267,157)	(261,833)
Capitalized overhauls	(100,418)	(80,479)
Rent received in advance	(91,879)	(89,013)
Derivatives	(8,155)	(12,532)
Accruals and reserves	(110,466)	(119,232)
Net operating loss carry forward and other tax attributes	(211,854)	(143,108)
Investment in foreign subsidiaries	(69,230)	(52,668)
Other	(10,146)	(52,667)

Total Deferred Tax Assets	$(893,024)	$(817,634)

Valuation Allowance	$35,790	$29,242

Total Deferred Tax Assets After Valuation Allowance	$(857,234)	$(788,392)

Net Deferred Tax Liability	$4,142,723	$4,204,589

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note O—Income Taxes (Continued)

        Our U.S. federal net operating losses are generally classified as deferred tax assets due to uncertainties with regard to the timing of their future utilization in the consolidated tax return of AIG. On a separate tax return basis, we have U.S. federal gross net operating loss carryforwards of $995 million and $305.6 million for December 31, 2012 and December 31, 2011, respectively. Our U.S. federal net operating loss carryforwards expire beginning in 2028. In addition, as of December 31, 2012 and December 31, 2011, we also have gross foreign net operating loss carryforwards of $283.0 million and $317.8 million, respectively. Our foreign net operating loss carryforwards do not expire. In Australia, because we do not expect to generate sufficient sources of taxable income to fully utilize our foreign net operating loss carryforwards, we have recorded a valuation allowance of $35.8 million and $29.2 million, resulting in a deferred tax asset, net of valuation allowance, of $0 million and $43.0 million at December 31, 2012 and December 31, 2011, respectively. We have U.S. foreign tax credits carryforwards which begin to expire in 2018. We also have certain state net operating loss carryforwards which begin to expire in 2025.

        In making our assessment of the realization of deferred tax assets including net operating loss carry forwards, we considered all available evidence, including (i) the projected amount, nature and timing of the realization of deferred tax liabilities; (ii) current and projected taxable income; (iii) implications of our tax sharing agreement with AIG; and (iv) tax planning strategies.

        A reconciliation of the expected total provision at the statutory tax rate for income taxes to the amount recorded is as follows:

	2012	2011	2010
	(Dollars in thousands)
Computed expected provision at 35%	$129,882	$(361,893)	$(267,623)
State income tax, net of Federal	(4,514)	21,852	(14,470)
Foreign Taxes	—	—	133
IRS audit adjustments	(2,802)	37,011	8,656
Tax basis adjustment	(162,639)	—	—
Other	842	(7,048)	4,336

Provision for income taxes	$(39,231)	$(310,078)	$(268,968)

        We are periodically advised of certain IRS and other adjustments identified in the AIG's consolidated tax return which are attributable to our operations. Under our tax sharing arrangement, we provide a charge or credit for the effect of the adjustments and the related interest in the period we are advised of such adjustments and interest. We recognized $(2.8) million, $37 million and $8.7 million of IRS audit adjustments in our Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, respectively.

        In May 2012, a decision in favor of a taxpayer was granted whereby the U.S. Court of Federal Claims held that in calculating the gain realized upon the sale of an asset under the Foreign Sales Corporation regime, the asset's adjusted tax basis should not be reduced by the amount of disallowed depreciation deductions allocable to tax-exempt foreign trade income. Based upon the decision reached in the case, we have adjusted our tax basis in certain flight equipment and recorded an income tax benefit of approximately $601 million and a corresponding reserve of $438.5 million for uncertain tax positions, resulting in a net tax benefit of $162.6 million.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note O—Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in thousands)
Balance at January 1, 2010	$165,824
Additions based on tax positions related to 2010	53,584
Additions for tax positions of prior years	5,944
Reductions for tax positions of prior years	—

Balance at December 31, 2010	225,352

Additions based on tax positions related to 2011	48,549
Additions for tax positions of prior years	800
Reductions for tax positions of prior years	(18,115)

Balance at December 31, 2011	256,586

Additions based on tax positions related to 2012	480,927
Additions for tax positions of prior years	5,652
Reductions for tax positions of prior years	(17,419)

Balance at December 31, 2012	$725,746

        Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. We recognized $2.7 million, $(4.3) million and $5.0 million of interest, net of the federal benefit, in the Consolidated Statements of Operations for the years ended December 31, 2012, 2011, and 2010, respectively. At December 31, 2012, 2011, and 2010, we had accrued $11.7 million, $8.9 million and $13.2 million, respectively, for the payment of interest, net of the federal tax benefit. At December 31, 2012, 2011 and 2010, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the tax rate were $725.7 million, $256.6 million and $225.3 million, respectively.

        We regularly evaluate adjustments proposed by taxing authorities. At December 31, 2012, such proposed adjustments would not have resulted in a material change to our consolidated financial condition, although it is possible that the effect could be material to our consolidated results of operations for an individual reporting period. Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, we do not expect any change to be material to our consolidated financial condition.

        Although we operate in various countries throughout the world, the major tax jurisdictions in which we operate in are the U.S. and Ireland. In the U.S., we are included in AIG's consolidated federal income tax return, which is currently under examination for tax years 2000 through 2006. In Ireland, we are subject to examination for tax years from 2008 through 2011.

Note P—Other Information

Concentration of Credit Risk

        We lease and sell aircraft to airlines and others throughout the world and our leases and notes receivables are from entities located throughout the world. We generally obtain deposits on leases and obtain collateral in flight equipment on notes receivable. No single customer accounted for more than 10% of total revenues in 2012, 2011 or 2010.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note P—Other Information (Continued)

        Our 2012 revenues from rentals of flight equipment include $62.6 million (1.4% of total revenue) from lessees who filed for bankruptcy protection or ceased operations during 2012.

Segment Information

        We operate within one industry: the leasing, sales and management of flight equipment. AeroTurbine is not material to our financial statements and therefore not considered a segment.

Geographic Concentration

        Revenues from rentals of flight equipment to airlines outside the U.S. were $4.1 billion in 2012, $4.2 billion in 2011 and $4.4 billion in 2010, comprising 93.6%, 94.4% and 93.6%, respectively, of total revenues from rentals of flight equipment. The following table sets forth the dollar amount and percentage of total revenues from rentals of flight equipment attributable to the indicated geographic areas based on each airline's principal place of business for the years indicated:

	2012			2011			2010
	Amount		%	Amount		%	Amount	%
	(Dollars in thousands)
Europe	$1,561,565	(a)	35.9%	$1,730,203	(a)	38.8%	$1,893,679	40.1%
Asia and the Pacific	1,295,799		29.8	1,335,533		30.0	1,430,017	30.2
The Middle East and Africa	540,047		12.4	555,058		12.5	585,679	12.4
U.S. and Canada	389,533		9.0	362,067		8.1	375,496	7.9
Commonwealth of Independent States	287,643		6.6	244,418		5.5	235,235	5.0
Central and South America and Mexico	271,015		6.3	227,126		5.1	206,396	4.4

	$4,345,602	(b)	100.0%	$4,454,405	(b)	100.0%	$4,726,502	100.0%

(a)
Includes $352,363 (2012), $400,300 (2011) and $429,366 (2010) of revenue attributable to customers whose principal business is located in the Euro-zone periphery, which is comprised of Greece, Ireland, Italy, Portugal and Spain. Revenues generated from Europe have decreased from 2010 through 2012 as a result of increased repossessions of aircraft from European customers following the European sovereign debt crisis, that we re-leased to airlines domiciled elsewhere.

(b)
Includes AeroTurbine lease revenue of $78,922 for the year ended December 31, 2012 and $19,874 from its acquisition date of October 7, 2011, to December 31, 2011.

        Our revenues from all of our customers based in each of China and France exceeded 10% of our consolidated revenues for such periods, as set forth in the table below. No other individual country accounted for more than 10% of our total revenues during the periods indicated:

	2012		2011		2010
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
China	$743,447	17.1%	$766,350	17.2%	$815,683	17.3%
France	457,007	10.5	487,027	10.9	516,899	10.9

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note P—Other Information (Continued)

Currency Risk

        Our functional currency is U.S. dollars. Foreign exchange risk arises from our and our lessees' operations in multiple jurisdictions. All of our aircraft purchase agreements are negotiated in U.S. dollars, we currently receive substantially all of our revenue in U.S. dollars and we pay substantially all of our expenses in U.S. dollars. We currently have a limited number of leases denominated in foreign currencies, maintain part of our cash in foreign currencies, pay taxes in foreign currencies, and incur some of our expenses in foreign currencies, primarily the Euro. A decrease in the U.S. dollar in relation to foreign currencies increases our expenses paid in foreign currencies and an increase in the U.S. dollar in relation to foreign currencies decreases our lease revenue received from foreign currency denominated leases. Because we currently receive most of our revenues in U.S. dollars and pay most of our expenses in U.S. dollars, a change in foreign exchange rates would not have a material impact on our results of operations or cash flows. We do not have any restrictions or repatriation issues associated with our foreign cash accounts. Foreign currency transaction (losses) gains in the amounts of $0.7 million, $(2.4) million and $(2.3) million were recognized for the periods ended December 31, 2012, 2011, and 2010, respectively, and are included in Other income in our Consolidated Statements of Operations.

Note Q—Employee Benefit Plans

        Our employees participate in various benefit plans sponsored by AIG, including a noncontributory qualified defined benefit retirement plan, and various stock based and other compensation plans. During 2012, we set up our own voluntary savings plan (401(k) plan) and transferred all participating employee's savings from the 401(k) plan sponsored by AIG.

Pension Plans

        Pension plan and 401(k) plan expenses allocated to us by AIG were $4.9 million for 2012, $4.7 million for 2011 and $23.8 million for 2010, including a $20.2 million out of period adjustment, and are included in Selling, general and administrative in our Consolidated Statements of Operations. See Note A—Basis of Preparation.

        AIG's U.S. benefit plans do not separately identify projected benefit obligations and plan assets attributable to employees of participating affiliates. AIG's projected benefit obligations exceeded the plan assets at December 31, 2012 by approximately $1.4 billion.

        Effective April 1, 2012, the AIG Retirement Plan was converted from final average pay to cash balance formulas comprised of pay credits based on six percent of a plan participant's annual compensation (subject to IRS limitations) and annual interest credits. However, employees satisfying certain age and service requirements (i.e. grandfathered employees) remain covered under the old plan formula, which is based upon a percentage of final average compensation multiplied by years of credited service, up to 44 years.

        AIG also sponsors several non-qualified unfunded defined benefit plans for certain employees, including key executives, designed to supplement pension benefits provided by the qualified plan. These include the AIG Non-Qualified Retirement Income Plan (AIG NQRIP) formerly known as AIG Excess Retirement Income Plan, which provides a benefit equal to the reduction in benefits payable to certain

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note Q—Employee Benefit Plans (Continued)

employees under the qualified plan as a result of federal tax limitations on compensation and benefits payable.

Share-Based and Other Compensation Plans

        At December 31, 2012, our employees participated in the following share-based and other compensation plans: (i) ILFC Deferred Compensation Plan; (ii) AIG Long Term Incentive Plan for ILFC Employees; and (iii) stock salary awards and restricted stock units.

        We recorded compensation expenses of $15.4 million, $(3.2) million and $12.8 million for our participation in AIG's share-based payment and liability programs and $12.7 million, $9.9 million and $6.4 million for our deferred compensation and long-term incentive plans for the years ended December 31, 2012, 2011, and 2010, respectively. The impact of all plans, both individually and in the aggregate, is immaterial to the consolidated financial statements.

Note R—Commitments and Contingencies

Aircraft Orders

        At December 31, 2012, we had committed to purchase 229 new aircraft (of which four are through sale-leaseback transactions), five used aircraft from third parties, and nine new spare engines scheduled for delivery through 2021 with aggregate estimated total remaining payments (including adjustment for anticipated inflation) of approximately $17.5 billion. All of the commitments to purchase new aircraft and engines, other than the sale-leaseback transactions, are based upon agreements with each of Boeing, Airbus and Pratt and Whitney. In addition, AeroTurbine has agreed to purchase one used aircraft and three engines under other flight equipment purchase agreements for an aggregate purchase commitment of $19.4 million.

        The Boeing aircraft (models 737, 777 and 787), and the Airbus aircraft (models A320neo, A321neo and A350XWB) are being purchased pursuant to the terms of purchase agreements executed by us and Boeing or Airbus. These agreements establish the pricing formulas (which include certain price adjustments based upon inflation and other factors) and various other terms with respect to the purchase of aircraft. Under certain circumstances, we have the right to alter the mix of aircraft type ultimately acquired. As of December 31, 2012, we had made non-refundable deposits on these purchase commitments of approximately $331.1 million and $96.4 million (including payments related to our rights to purchase an additional 50 A320neo family aircraft) with Boeing and Airbus, respectively.

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

Guarantees

        Asset Value Guarantees:    We provide guarantees on a portion of the residual value of certain aircraft to financial institutions and other third parties for fees. As of December 31, 2012, we provided 13 such guarantees that had not yet been exercised. These guarantees expire at various dates through 2023 and generally obligate us to pay the shortfall between the fair market value and the guaranteed

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note R—Commitments and Contingencies (Continued)

value of the aircraft and provide us with an option to purchase the aircraft for the guaranteed value. During 2011 and 2012, we have been called upon to perform under six such guarantees and, as a result, we purchased one used aircraft during the year ended December 31, 2012, and may purchase five used aircraft in 2013. At December 31, 2012, the total reserves related to these guarantees, both exercised and unexercised, aggregated $44.6 million. At December 31, 2012, the maximum aggregate potential commitment that we were obligated to pay under the 13 unexercised guarantees, without any offset for the projected value of the aircraft or other features that may limit our exposure, was approximately $330.6 million.

        Aircraft Loan Guarantees:    We guarantee one loan collateralized by an aircraft. The guarantee expires in 2014, when the loan matures, and obligates us to pay an amount up to the guaranteed value upon the default of the borrower, which will be offset by a portion of the underlying value of the aircraft collateral. At December 31, 2012, the guaranteed value, without any offset for the projected value of the aircraft, was approximately $9.0 million.

        Management regularly reviews the underlying values of the aircraft collateral to determine our exposure under asset value guarantees and loan guarantees. We recorded provisions for losses on asset value guarantees of $31.3 million related to three asset value guarantees during 2012 and $13.5 million related to two asset value guarantees during 2011. We recorded no provision for losses on asset value guarantees during 2010. The carrying balance of guarantees of $49.3 million including reserves (2012) and $21.2 million (2011) is included in Accrued interest and other payables on our Consolidated Balance Sheets.

Leases

        We have operating leases for office space and office equipment extending through 2026. Rent expense was $15.9 million in 2012, $13.0 million in 2011 and $11.3 million in 2010. The leases provide for step rentals over the term and those rentals are considered in the evaluation of recording rent expense on a straight-line basis over the term of the lease. Tenant improvement allowances received from lessors are capitalized and amortized in selling, general and administrative expenses as a reduction of rent expense. Commitments for minimum rentals under the non-cancelable leases at December 31, 2012, are as follows:

(Dollars in thousands)
2013	$17,626
2014	17,831
2015	13,085
2016	3,195
2017	2,619
Thereafter	17,032

Total(a)	$71,388

(a)
Minimum rentals have not been reduced by minimum sublease rentals of $3.5 million in the future under non-cancelable subleases.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note R—Commitments and Contingencies (Continued)

Contingencies

Legal Proceedings

        Yemen Airways-Yemenia:    We are named in a lawsuit in connection with the 2009 crash of our Airbus A310-300 aircraft on lease to Yemen Airways-Yemenia, a Yemeni carrier. The plaintiffs are families of deceased occupants of the flight and seek unspecified damages for wrongful death, costs, and fees. The operative litigation commenced in January 2011 and is pending in the United States District Court for the Central District of California. The Yemenia lawsuit is in its incipient stages. We believe that we have substantial defenses on the merits and that we are adequately covered by available liability insurance. We do not believe that the outcome of the Yemenia lawsuit will have a material effect on our consolidated financial condition, results of operations or cash flows.

        We are also a party to various claims and litigation matters arising in the ordinary course of our business. We do not believe that the outcome of any of these matters, individually or in the aggregate, will be material to our consolidated financial position, results of operations or cash flows.

Note S—Variable Interest Entities

        Our leasing and financing activities require us to use many forms of entities to achieve our business objectives and we have participated to varying degrees in the design and formation of these entities. Our involvement in VIEs varies and includes being a passive investor in the VIE with involvement from other parties, managing and structuring all the activities, and being the sole shareholder of the VIE. Also see Note K—Debt Financing for more information on entities created for the purpose of obtaining financing.

Non-Recourse Financing Structures

        We consolidate three entities in which ILFC has a variable interest, each of which was established to obtain secured financing for the purchase of aircraft. We have determined that we are the PB of these entities because we control and manage all aspects of these entities, including directing the activities that most significantly affect these entities' economic performance, and we absorb the majority of the risks and rewards of these entities. See Note K—Debt Financing for further information.

Wholly-Owned ECA and Ex-Im Financing Vehicles

        We have created certain wholly-owned subsidiaries for the purpose of purchasing aircraft and obtaining financing secured by such aircraft. The secured debt is guaranteed by the European ECAs and the Export-Import Bank of the United States. The entities meet the definition of a VIE because they do not have sufficient equity to operate without ILFC's subordinated financial support in the form of intercompany notes. We control and manage all aspects of these entities, including directing the activities that most significantly affect the entity's economic performance, we absorb the majority of the risks and rewards of these entities and we guarantee the activities of these entities. These entities are therefore consolidated into our consolidated financial statements.

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

Other Variable Interest Entities

        We have variable interests in the following entities, in which we have determined we are not the PB because we do not have the power to direct the activities that most significantly affect the entity's economic performance: (i) one entity we previously sold one aircraft to, in which our variable interests include debt financings and preferential equity interests; (ii) two entities that we have previously sold aircraft to and for which we manage 19 aircraft, in which our variable interest consists of the servicing fee we receive for the management of 19 aircraft; and (iii) two affiliated entities we sold aircraft to in 2004 and 2005, which aircraft we continue to manage, in which our variable interests consist of the servicing fee we receive for the management of those aircraft. These two affiliated entities, for which we manage aircraft, are consolidated into AIG's financial statements. We do not believe that we will have any future material liquidity obligations to any of these entities.

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

        At December 31, 2012 and December 31, 2011, our derivative portfolio consisted of interest rate swap and interest rate cap contracts. The fair value of these instruments are based upon a model that employs current interest and volatility rates, as well as other observable inputs as applicable. As such, the valuation of these instruments is classified as Level 2.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note T—Fair Value Measurements (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011, categorized using the fair value hierarchy described above.

	Level 1	Level 2		Level 3	Counterparty Netting	Total
	(Dollars in thousands)
December 31, 2012:
Derivative assets	$—	$54		$—	$—	$54 (a)
Derivative liabilities	—	(20,933	)(b)	—	—	(20,933)

Total derivative assets, net	$—	$(20,879)		$—	$—	$(20,879)

December 31, 2011:
Derivative assets	$—	$198		$—	$—	$198 (a)
Derivative liabilities	—	(31,756	)(b)	—	—	(31,756)

Total derivative assets, net	$—	$(31,558)		$—	$—	$(31,558)

(a)
Derivative assets are presented in Lease receivables and other assets on the Consolidated Balance Sheet.

(b)
The balance includes CVA and MVA adjustments of $0.3 million and $6.4 million as of December 31, 2012 and 2011, respectively.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

        We measure the fair value of flight equipment on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

        The fair value of flight equipment is classified as a Level 3 valuation. Management evaluates quarterly the need to perform a recoverability assessment of flight equipment, and performs this assessment at least annually for all aircraft in our fleet. Recoverability assessments are performed whenever events or changes in circumstances indicate that the carrying amount of our flight equipment may not be recoverable, which may require us to change our assumptions related to future projected cash flows. Management is active in the aircraft leasing industry and develops the assumptions used in the recoverability assessment. As part of the recoverability process, we update the critical and significant assumptions used in the recoverability assessment. Fair value of flight equipment is determined using an income approach based on the present value of cash flows from contractual lease agreements, flight hour rentals where appropriate, and projected future lease payments, which extend to the end of the aircraft's economic life in its highest and best use configuration, as well as a disposition value, based on the expectations of market participants.

        We recognized impairment charges and fair value adjustments for the years ended December 31, 2012 and 2011, as provided in Note F—Aircraft Impairment Charges on Flight Equipment Held for Use and Note G—Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note T—Fair Value Measurements (Continued)

        The following table presents the effect on our consolidated financial statements as a result of the non-recurring impairment charges and fair value adjustments recorded on Flight equipment for the year ended December 31, 2012:

	Book Value at December 31, 2011	Impairment Charges	Reclassifications	Sales	Depreciation and Other Adjustments		Book Value at December 31, 2012
	(Dollars in thousands)
Flight equipment	$449,647	$(192,361)	$(106,871)	$(23,768)	$(20,300	)(a)	$106,347
Flight equipment held for sale	—	—	36,848	(34,677)	—		2,171
Lease receivables and other assets(c)	—	—	29,816	(30,827)	28,937	(b)	27,926
Net investment in finance and sales-type leases(d)	—	—	40,207	—	(12,386)		27,821

Total	$449,647	$(192,361)	$—	$(89,272)	$(3,749)		$164,265

(a)
Includes capitalized costs of $22.4 million relating to engine exchanges.

(b)
Relates to the addition of an aircraft through the exercise of an option that was sold at December 31, 2012.

(c)
Reclassification represents fair value of aircraft parts.

(d)
Excludes measurement of finance and sales-type leases recorded at a gain.

Inputs to Non-Recurring Fair Value Measurements Categorized as Level 3

        We measure the fair value of flight equipment on a non-recurring basis, when GAAP requires the application of fair value. The fair value of flight equipment is used in determining the value of (i) aircraft held for use in our fleet when impaired; (ii) aircraft expected to be parted-out; (iii) aircraft to be sold; and (iv) aircraft sold as part of sales-type leases. We use the income approach to measure the fair value of flight equipment, which is based on the present value of estimated future cash flows. The key inputs to the income approach include the current contractual lease cash flows, projected non-contractual future lease cash flows, both of which include estimates of flight hour rental cash flows, where appropriate, extended to the end of the aircraft's economic life or to the end of our estimated holding period in its highest and best use configuration, as well as a contractual or estimated disposition value. The determination of these key inputs in applying the income approach is discussed below.

        The current contractual lease cash flows are based on the in-force lease rates. The projected non-contractual lease cash flows are estimated based on the aircraft type, age, and airframe and engine configuration of the aircraft. The projected non-contractual lease cash flows are applied to a follow-on lease term(s), which are estimated based on the age of the aircraft at the time of re-lease. Follow-on leases are assumed through the aircraft's estimated economic life or estimated holding period. The holding period assumption is the period over which future cash flows are assumed to be generated. Our general assumption is that the aircraft will be leased over a 25-year estimated useful life. However, if a sale or future part-out is likely or has been contracted for, the holding period will be shorter. This

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note T—Fair Value Measurements (Continued)

holding period is based on the estimated or actual sales date or estimated future part-out or disposal date, respectively. The disposition value is generally estimated based on the type of aircraft (i.e. widebody or narrowbody) and the type and the number of engines on the aircraft. In situations where the aircraft will be disposed of, the residual value assumed is based on a current part-out value, if available, or the contracted sale price, respectively.

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

	Fair Value at December 31, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
(Dollars in millions)
Flight Equipment(a)(b)	$161.0	Income Approach	Discount Rate	8.0% - 14.5% (10.5)%

			Remaining Holding Period	0 - 9 years (2 years)
			Present Value of Non- Contractual Cash Flows as a Percentage of Fair Value	0 - 100% (33)%

(a)
Includes Flight equipment for which non-recurring impairment charges and fair value adjustments were recorded during the year ended December 31, 2012.

(b)
Excludes measurement of finance and sales-type leases recorded at a gain.

Sensitivity to Changes in Unobservable Inputs

        We consider unobservable inputs to be those for which market data is not available and that we developed using the best information available to us related to assumptions market participants use when pricing the asset or liability. Relevant inputs vary depending on the nature of the asset or liability being measured at fair value. The effect of a change in a particular assumption is considered independently of changes in any other assumptions. In practice, simultaneous changes in assumptions may not always have a linear effect on inputs.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note U—Derivative Financial Instruments

        We use derivatives to manage exposures to interest rate and foreign currency risks. At December 31, 2012, we had interest rate swap agreements entered into with a related counterparty and two interest rate cap agreements entered into with an unrelated counterparty in connection with a secured financing transaction. Our interest rate swap agreements mature through 2015, and our interest rate cap agreements were scheduled to mature in 2018. Subsequent to December 31, 2012, we prepaid the debt in connection with our interest rate cap agreements and terminated our interest rate cap agreements. Previously we were also party to two foreign currency swap agreements that matured during 2011, which we had entered into with a related counterparty.

        All our interest rate swap and foreign currency swap agreements have been or were designated as cash flow hedges and changes in fair value of cash flow hedges are recorded in OCI. Where hedge accounting is not achieved, the change in fair value of the derivative is recorded in income. We did not designate the interest rate cap agreements as hedges, and all changes in fair value were recorded in income.

        We have previously de-designated and re-designated certain of our derivative contracts. The balance accumulated in AOCI at the time of the de-designation is amortized into income over the remaining life of the underlying derivative.

        All of our interest rate swap agreements are subject to a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. During the second quarter of 2011, we novated our master netting agreement, changing our counterparty from AIGFP to AIG Markets, Inc., both wholly owned subsidiaries of AIG. All other terms of our master netting agreement remained unchanged and all instruments designated as hedges continued to qualify for their respective treatment under GAAP. Our interest rate swap agreements are recorded at fair value on our balance sheet in Derivative liabilities (see Note T—Fair Value Measurements). Our interest rate cap agreements are recorded at fair market value and included in Lease receivables and other assets. Our derivative contracts do not have any credit risk related contingent features and we are not required to post collateral under any of our existing derivative contracts.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note U—Derivative Financial Instruments (Continued)

        Derivatives have notional amounts, which generally represent amounts used to calculate contractual cash flows to be exchanged under the contract. The following table presents notional and fair values of derivatives outstanding at the following dates:

	Asset Derivatives		Liability Derivatives
	Notional Value	USD Fair Value	Notional Value	USD Fair Value
	(Dollars in thousands)
December 31, 2012:
Derivatives designated as hedging instruments:
Interest rate swap agreements(a)	$—	$—	$336,125	$(20,933)

Derivatives not designated as hedging instruments:
Interest rate cap agreements(b)	$65,985	$54	$—	$—

Total derivatives		$54		$(20,933)

December 31, 2011:
Derivatives designated as hedging instruments:
Interest rate swap agreements(a)	$—	$—	$480,912	$(31,756)

Derivatives not designated as hedging instruments:
Interest rate cap agreements(b)	$77,946	$198	$—	$—

Total derivatives		$198		$(31,756)

(a)
Converts floating interest rate debt into fixed rate debt.

(b)
Derivative assets are presented in Lease receivables and other assets on the Consolidated Balance Sheet.

        During the years ended December 31, 2012, 2011 and 2010, we recorded the following in OCI related to derivative instruments:

	December 31,
Gain (Loss)	2012	2011	2010
	(Dollars in thousands)
Effective portion of change in fair market value of derivatives(a):
Interest rate swap agreements(b)	$9,290	$23,059	$3,949
Foreign exchange swap agreements(c)	—	140,029	(111,473)
Amortization of balances of de-designated hedges and other adjustments	1,130	2,809	3,372
Foreign exchange component of cross currency swaps credited (charged) to income	—	(104,800)	225,700
Income tax effect	(3,588)	(21,384)	(42,542)

Net changes in cash flow hedges, net of taxes	$6,832	$39,713	$79,006

(a)
Includes $(6.1) million, $7.0 million and $23.3 million of combined CVA and MVA for the years ended December 31, 2012, 2011 and 2010.

(b)
Includes the following amounts for the following periods:
 Years ended December 31, 2012, 2011 and 2010:    (i) effective portion of the unrealized gain or (loss) on derivative position

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note U—Derivative Financial Instruments (Continued)

  recorded in OCI of $(8,422), $(2,166) and $(27,733), respectively; and (ii) amounts reclassified from AOCI primarily into interest expense when cash payments were made or received on qualifying cash flow hedges of $17,712, $25,225 and $31,682, respectively.

(c)
Includes the following amounts for the following periods:
 Years ended December 31, 2011 and 2010:    (i) effective portion of the unrealized gain or (loss) on derivative position of $108,709 and $(172,003), respectively; and (ii) amounts reclassified from AOCI primarily into interest expense when cash payments were made or received on qualifying cash flow hedges of $31,320 and $60,530, respectively. Also included in this amount is a loss on matured swaps of $(6,502) for the year ended December 31, 2011.

        We estimate that within the next twelve months, we will amortize into earnings approximately $(13.0) million of the pre-tax balance in AOCI under cash flow hedge accounting in connection with our program to convert debt from floating to fixed interest rates.

        The following table presents the effect of derivatives recorded in the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010:

	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)(a)
	December 31,
	2012	2011	2010
	(Dollars in thousands)
Derivatives Designated as Cash Flow Hedges:
Interest rate swap agreements	$(82)	$(111)	$(156)
Foreign exchange swap agreements	—	1,008	(26,788)

Total	(82)	897	(26,944)

Derivatives Not Designated as a Hedge:
Interest rate cap agreements(b)	558	(1,394)	(2,062)
Reconciliation to Consolidated Statements of Operations:
Income effect of maturing derivative contracts	—	(6,502)	(15,409)
Reclassification of amounts de-designated as hedges recorded in AOCI	(1,130)	(2,809)	(3,372)

Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	$(654)	$(9,808)	$(47,787)

(a)
All components of each derivative's gain or loss were included in the assessment of effectiveness.

(b)
An additional $(0.7) million, $(0.4) million and $(0.1) million of amortization of premium paid to the derivative counterparty was recognized in Interest expense during the years ended December 31, 2012, 2011 and 2010, respectively.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note V—Fair Value Disclosures of Financial Instruments

        The carrying amounts and fair values (as well as the level within the fair value hierarchy to which the valuation relates) of our financial instruments are as follows:

	Estimated Fair Value					Carrying Amount of Asset (Liability)
	Level 1	Level 2		Level 3	Total
	(Dollars in thousands)
December 31, 2012
Cash, including restricted cash	$605,410	$3,117,565	(a)	$—	$3,722,975	$3,722,975
Notes receivable	—	23,175		—	23,175	23,181
Debt financing (including subordinated debt and foreign currency adjustment)	(18,822,645)	(7,160,408)		—	(25,983,053)	(24,342,787)
Derivative assets	—	53		—	53	53
Derivative liabilities	—	(20,933)	(b)	—	(20,933)	(20,933)
Guarantees	—	—		(51,947)	(51,947)	(49,268)
December 31, 2011
Cash, including restricted cash	$1,565,480	$824,336	(a)	$—	$2,389,816	$2,389,816
Notes receivable	—	8,713		—	8,713	9,489
Debt financing (including subordinated debt and foreign currency adjustment)	(18,382,511)	(5,845,534)		—	(24,228,045)	(24,384,272)
Derivative assets	—	198		—	198	198
Derivative liabilities	—	(31,756)	(b)	—	(31,756)	(31,756)
Guarantees	—	—		(34,103)	(34,103)	(21,164)

(a)
Includes restricted cash of $695.4 million (2012) and $414.8 million (2011).

(b)
The balance includes CVA and MVA adjustments of $0.3 million and $6.4 million as of December 31, 2012 and 2011, respectively.

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

        Debt Financing:    Quoted prices are used where available. The fair value of our long-term unsecured fixed-rate debt is estimated using a discounted cash flow analysis, based on our spread to U.S. Treasury bonds for similar debt at year-end. The fair value of our long-term unsecured floating rate debt is estimated using a discounted cash flow analysis based on credit default spreads. The fair value of our long term secured debt is estimated using a discounted cash flow analysis based on credit default spreads.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note V—Fair Value Disclosures of Financial Instruments (Continued)

        Derivatives:    Fair values were based on the use of a valuation model that utilizes among other things, current interest, foreign exchange and volatility rates, as applicable.

        AVGs:    Guarantees are included in Accrued interest and other payables on our Consolidated Balance Sheets. Fair value is determined by reference to the underlying aircraft fair value and guarantee amount.

Note W—Subsequent Events

Secured Commercial Bank Financings

        On January 16, 2013 we prepaid in full the total remaining outstanding amount under our $106 million secured commercial bank loan that was scheduled to mature in May 2018. This loan had $66 million outstanding at December 31, 2012.

Note X—Quarterly Financial Information (Unaudited)

        We have set forth below selected quarterly financial data for the years ended December 31, 2012 and 2011. The following quarterly financial information for each of the three months ended and at March 31, June 30, September 30, and December 31, 2012 and 2011 is unaudited.

	Quarter
	First	Second	Third	Fourth	Total
	(Dollars in thousands)
Year Ended December 31, 2012
Total Revenues	$1,151,544	$1,134,318	$1,141,872	$1,076,506	$4,504,240
Pre-tax Income (Loss)(a)	152,213	93,908	27,556	97,414	371,091
Net Income (Loss)(a)	99,009	223,065	17,592	70,656	410,322
Year Ended December 31, 2011
Total Revenues	$1,168,513	$1,125,532	$1,123,153	$1,109,465	$4,526,663
Pre-tax Income (Loss)(b)	110,676	107,752	(1,336,954)	84,547	(1,033,979)
Net Income (Loss)(b)	69,384	73,780	(879,541)	12,476	(723,901)

(a)
During 2012, we recorded impairment charges and fair value adjustments of $18.5 million related to four aircraft, $75.1 million related to eight aircraft, $97.1 million related to 20 aircraft and $1.7 million related to three aircraft during the first, second, third and fourth quarter, respectively.

(b)
During 2011, we recorded impairment charges and fair value adjustments of $111.1 million related to 19 aircraft, $43.8 million related to seven aircraft, $1,525.3 million related to 97 aircraft and $57.3 million related to seven aircraft during the first, second, third and fourth quarter, respectively.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 4, 2013

INTERNATIONAL LEASE FINANCE CORPORATION
By	/s/ ELIAS HABAYEB Elias Habayeb Senior Vice President & Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ HENRI COURPRON Henri Courpron	Chief Executive Officer & Director (Principal Executive Officer)	March 4, 2013
/s/ ELIAS HABAYEB Elias Habayeb	Senior Vice President & Chief Financial Officer (Principal Financial Officer)	March 4, 2013
/s/ LAURETTE T. KOELLNER Laurette T. Koellner	Executive Chairman & Director	March 4, 2013
/s/ DOUGLAS M. STEENLAND Douglas M. Steenland	Director	March 4, 2013
/s/ ALAN H. LUND Alan H. Lund	Director	March 4, 2013
/s/ ROBERT H. BENMOSCHE Robert H. Benmosche	Director	March 4, 2013
/s/ WILLIAM N. DOOLEY William N. Dooley	Director	March 4, 2013

Signature	Title	Date

/s/ LESLIE L. GONDA Leslie L. Gonda	Director	March 4, 2013
/s/ DAVID L. HERZOG David L. Herzog	Director	March 4, 2013
/s/ KURT H. SCHWARZ Kurt H. Schwarz	Senior Vice President & Chief Accounting Officer (Principal Accounting Officer)	March 4, 2013

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