Form 10-Q
period 2013-03-31
INTERNATIONAL LEASE FINANCE CORP
filed 2013-05-10
CIK 714311

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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

         As of May 9, 2013, there were 45,267,723 shares of Common Stock, no par value, outstanding.

         Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT

TABLE OF DEFINITIONS

AIG	American International Group, Inc.
Airbus	Airbus S.A.S.
AOCI	Accumulated other comprehensive income
Boeing	The Boeing Company
The Company, ILFC, we, our, us	International Lease Finance Corporation
CVA	Credit Value Adjustment
ECA	Export Credit Agency
FASB	Financial Accounting Standards Board
Fitch	Fitch Ratings, Inc.
GAAP	Generally Accepted Accounting Principles in the United States of America
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rates
Moody's	Moody's Investors Service, Inc.
MVA	Market Value Adjustment
OCI	Other comprehensive income
part-out	Disassembly of an aircraft for the sale of its parts
PB	Primary beneficiary
SEC	U.S. Securities and Exchange Commission
S&P	Standard and Poor's Ratings Services
SPE	Special Purpose Entity
VIEs	Variable Interest Entities
WKSI	Well Known Seasoned Issuer

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

INTERNATIONAL LEASE FINANCE CORPORATION AND SUSIDIARIES

CONDENSED, CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents, including interest bearing accounts of $3,207,173 (2013) and $2,964,136 (2012)	$3,255,269	$3,027,587
Restricted cash, including interest bearing accounts of $381,103 (2013) and $406,788 (2012)	391,963	695,388
Net investment in finance and sales-type leases	92,264	93,936
Flight equipment	48,625,345	48,419,478
Less accumulated depreciation	14,322,730	13,951,169

	34,302,615	34,468,309
Deposits on flight equipment purchases	597,703	470,200
Lease receivables and other assets	754,635	785,602
Deferred debt issue costs, less accumulated amortization of $326,539 (2013) and $310,371 (2012)	279,734	269,335

	$39,674,183	$39,810,357

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued interest and other payables	$485,588	$566,219
Current income taxes and other tax liabilities	262,007	269,846
Secured debt financing, net of deferred debt discount of $14,143 (2013) and $15,125 (2012)	9,219,713	9,489,247
Unsecured debt financing, net of deferred debt discount of $34,799 (2013) and $37,207 (2012)	13,914,655	13,853,540
Subordinated debt	1,000,000	1,000,000
Derivative liabilities	16,718	20,933
Security deposits, deferred overhaul rental and other customer deposits	2,614,679	2,524,981
Deferred income taxes	4,166,695	4,142,723
Commitments and Contingencies—Note L
SHAREHOLDERS' EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B, each having 500 shares issued and outstanding	100,000	100,000
Common stock—no par value; 100,000,000 authorized shares, 45,267,723 issued and outstanding	1,053,582	1,053,582
Paid-in capital	1,261,904	1,262,551
Accumulated other comprehensive loss	(10,029)	(12,491)
Retained earnings	5,588,671	5,539,226

Total shareholders' equity	7,994,128	7,942,868

	$39,674,183	$39,810,357

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Dollars in thousands)

(Unaudited)

	March 31, 2013	March 31, 2012
REVENUES AND OTHER INCOME
Rental of flight equipment	$1,013,920	$1,122,225
Flight equipment marketing and gain on aircraft sales	2,281	6,056
Other income	45,955	23,263

	1,062,156	1,151,544

EXPENSES
Interest	384,128	390,820
Depreciation of flight equipment	464,112	479,650
Aircraft impairment charges on flight equipment held for use	19,706	11,171
Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed	26,496	7,344
Loss on early extinguishment of debt	2,474	20,880
Aircraft costs	13,636	18,828
Selling, general and administrative	79,443	65,938
Other expenses	7,368	4,700

	997,363	999,331

INCOME BEFORE INCOME TAXES	64,793	152,213
Provision for income taxes	15,177	53,204

NET INCOME	$49,616	$99,009

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Dollars in thousands)

(Unaudited)

	March 31, 2013	March 31, 2012
NET INCOME	$49,616	$99,009

OTHER COMPREHENSIVE INCOME (LOSS)
Net changes in fair value of cash flow hedges, net of tax (provision) benefit of $(1,243) (2013) and $302 (2012) and net of reclassification adjustments	2,278	(259)
Change in unrealized fair value adjustments of available-for-sale securities, net of tax (provision) benefit of $(100) (2013) and $2 (2012) and net of reclassification adjustments	184	(6)

	2,462	(265)

COMPREHENSIVE INCOME	$52,078	$98,744

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Dollars in thousands)

(Unaudited)

	March 31, 2013	March 31, 2012
OPERATING ACTIVITIES
Net income	$49,616	$99,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	464,112	479,650
Deferred income taxes	22,629	46,200
Amortization of deferred debt issue costs	19,039	19,845
Amortization of debt discount	3,450	3,222
Amortization of prepaid lease costs	17,008	11,903
Aircraft impairment charges and fair value adjustments	46,202	18,515
Forfeitures of customer deposits	(14,604)	(2,341)
Loss on early extinguishment of debt	2,474	20,880
Other, including gain on aircraft sales and disposals	2,815	(13,937)
Changes in operating assets and liabilities:
Lease receivables and other assets	6,999	3,650
Accrued interest and other payables	(74,124)	(48,670)
Current income taxes and other tax liabilities	(7,839)	4,513

Net cash provided by operating activities	537,777	642,439

INVESTING ACTIVITIES
Acquisition of flight equipment	(378,205)	(489,150)
Payments for deposits and progress payments	(123,162)	(69,262)
Proceeds from disposal of flight equipment	8,300	17,300
Change in restricted cash	303,425	30,097
Collections of notes receivable	430	6,307
Collections of finance and sales-type leases	16,397	2,981

Net cash (used in) investing activities	(172,815)	(501,727)

FINANCING ACTIVITIES
Proceeds from debt financing	1,263,887	2,530,895
Payments in reduction of debt financing, net of foreign currency swap settlements	(1,475,756)	(2,270,396)
Debt issue costs	(31,945)	(38,233)
Security and rental deposits received	69,544	26,203
Security and rental deposits returned	(26,399)	(25,118)
Overhaul rentals collected	173,972	102,824
Overhaul rentals reimbursed	(109,987)	(116,524)
Net change in other deposits	—	27,175
Payment of preferred dividends	(109)	(102)

Net cash (used in) provided by financing activities	(136,793)	236,724

Net increase in cash	228,169	377,436
Effect of exchange rate changes on cash	(487)	(9)
Cash at beginning of period	3,027,587	1,975,009

Cash at end of period	$3,255,269	$2,352,436

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Dollars in thousands)

(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	March 31, 2013		March 31, 2012
Cash paid during the period for:
Interest, excluding interest capitalized of $5,375 (2013) and $3,390 (2012)	$438,439		$453,296
Income taxes, net	385	(a)	1,680	(a)

(a)
Includes no payment and approximately $2 million paid to AIG for ILFC tax liability for the three month periods ending March 31, 2013 and 2012, respectively.

Non-Cash Investing and Financing Activities

2013:

  Customer deposits of $14,604 were forfeited and recognized in income.

  Flight equipment in the amount of $12,738 was reclassified to Net investment in finance and sales-type leases.

  Flight equipment in the amount of $8,196 was reclassified to Lease receivables and other assets.

  Accrued interest and other payables of $6,486 were applied to Acquisition of flight equipment to reflect the fair value of an aircraft purchased under an asset value guarantee.

2012:

  Deposits on flight equipment purchases of $36,532 were applied to Acquisition of flight equipment.

  Flight equipment in the amount of $81,322 was reclassified to Lease receivables and other assets in the amount of $80,801, with $521 charged to income.

  Flight equipment classified as Net investment in finance and sales-type leases in the amount of $20,819 was reclassified to Flight equipment.

  Security deposits, deferred overhaul rentals and other customer deposits of $10,176 were reclassified to Accrued interest and other payables to reflect rents received in advance.

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

A. Basis of Preparation

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

        Results for the three months ended March 31, 2013 include out of period adjustments related to prior years, which increased after-tax income by $8.3 million. The out of period adjustments primarily relate to IRS audit interest amounts recognized in the fourth quarter 2011 tax provision, which were reversed in the first quarter of 2013.

        Management has determined, after evaluating the quantitative and qualitative aspects of these out of period adjustments, that our current and prior period financial statements and our projected 2013 results are not materially misstated.

        In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included. Certain reclassifications have been made to the 2012 unaudited, condensed, consolidated financial statements to conform to the 2013 presentation. Operating results for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

        On December 9, 2012, AIG entered into a definitive agreement with Jumbo Acquisition Limited for the sale of 80.1% of our common stock for approximately $4.2 billion in cash. Jumbo Acquisition Limited may elect to purchase an additional 9.9% of our common stock for $522.5 million within ten days after the approval of the purchase by the Committee on Foreign Investment in the United States. If Jumbo Acquisition Limited elects to purchase the additional stock, AIG will retain a 10% ownership interest in us, otherwise 19.9% ownership will remain with AIG. Each case is subject to dilution for issuances of stock to management, which would reduce AIG's ownership interest. If Jumbo Acquisition Limited elects to purchase the additional 9.9%, we expect AIG to own 9.4% of our common stock at the closing due to immediate dilution from anticipated management issuances. The sale is expected to close in 2013. The transaction is subject to required regulatory approvals and other customary closing conditions.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

B. Recent Accounting Pronouncements

Adoption of Recent Accounting Guidance:

  Presentation of Comprehensive Income

        In February 2013, the FASB issued guidance on the presentation requirements for items reclassified out of Accumulated other comprehensive income. We are required to disclose the effect of significant items reclassified out of Accumulated other comprehensive income on the respective line items of net income or provide a cross-reference to other disclosures currently required under GAAP.

        We adopted the guidance on January 1, 2013, when it became effective. The adoption had no impact on our financial condition, results of operations or cash flows. However, due to this adoption, we have included additional disclosures for items reclassified out of AOCI in Note Q—Accumulated Other Comprehensive (Loss) Income.

  Disclosures about Offsetting Assets and Liabilities

        In February 2013, the FASB issued an accounting guidance update that clarifies the scope of transactions subject to disclosures about offsetting assets and liabilities. The guidance applies to financial instruments and derivative instruments that are offset either in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. This guidance was effective January 1, 2013, and required retrospective application. The adoption of this guidance had no effect on our consolidated financial statements, results of operations or cash flows, and we did not include additional disclosures because all of our derivatives were in liability positions.

C. Income Taxes

        Our effective tax rate for the three months ended March 31, 2013, decreased to 23.4% from 35.0% for the same period in 2012 primarily due to an $8.8 million interest refund allocation from AIG related to IRS audit adjustments, which had a beneficial impact to our effective tax rate and was discretely recorded for the three months ended March 31, 2013.

D. Restricted Cash

        Restricted cash of $392.0 million and $695.4 million at March 31, 2013 and December 31, 2012, respectively, consisted primarily of cash that is restricted under our ECA facility agreement entered into in 2004. The restricted cash at December 31, 2012, also included a $287.0 million cash advance under our Ex-Im financing arrangement, which became available to us to finance the purchase of two aircraft during the three months ended March 31, 2013. See Note J—Debt Financings.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

E. Related Party Transactions (Continued)

        Dividends and Capital Contribution:    We transferred two corporate aircraft with a combined net book value of $37.3 million to AIG during the year ended December 31, 2012. The transaction was recorded in Retained earnings as a dividend of $25.4 million, net of taxes of $11.9 million. We also received one corporate aircraft from AIG and we recorded $16.7 million, net of taxes of $9.2 million, in Lease receivables and other assets and as a capital contribution in Paid-in capital to reflect the transaction.

        Expenses Paid by AIG on Our Behalf:    We recorded $0.6 million and $2.6 million in Additional paid in capital for the three months ended March 31, 2013 and the year ended December 31, 2012, respectively, for compensation and other expenses paid by AIG on our behalf for which we were not required to reimburse.

        Derivatives and Insurance Premiums:    The counterparty of all of our interest rate swap agreements as of March 31, 2013, was AIG Markets, Inc., a wholly-owned subsidiary of AIG. See Note N—Fair Value Measurements and Note O—Derivative Financial Instruments. In addition, we purchase insurance through a broker who may place part of our policies with AIG. Total insurance premiums were $2.0 million and $2.4 million for the three months ended March 31, 2013 and 2012, respectively.

        Our financial statements include the following amounts involving related parties:

	Three Months
Income Statement	March 31, 2013	March 31, 2012
	(Dollars in thousands)
Expense (income):
Effect from derivatives on contracts with AIG Markets, Inc.(a)	$298	$305
Interest on derivative contracts with AIG Markets, Inc.	3,496	5,081
Allocation of corporate costs from AIG	6,627	8,677
Interest on time deposit account with AIG Markets(a)	(826)	(594)
Management fees received	(2,094)	(2,205)
Management fees paid to subsidiaries of AIG	31	40

Balance Sheet	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Asset (liability):
Time deposit account with AIG Markets(a)	$1,104,422	$1,103,591
Derivative liabilities(b)	(16,718)	(20,933)
Current income taxes and other tax liabilities to AIG(c)	(291,853)	(299,333)
Accrued corporate costs payable to AIG	(21,802)	(20,969)
Equity:
Aircraft transfer to AIG, net of tax of $11,866 (2012)	—	25,379
Aircraft contribution from AIG, net of tax of $9,211 (2012)	—	(16,690)
Compensation and other expenses paid by AIG	647	2,636

(a)
We have a 30-day interest bearing time deposit account with AIG Markets, Inc., all of which is available for use in our operations. If we request that funds be made available to us prior to the maturity date of the time deposit, we may have to pay a breakage fee to AIG Markets, Inc.

(b)
See Note O—Derivative Financial Instruments for all derivative transactions.

(c)
We made no payment during the three months ended March 31, 2013, and paid approximately $1.7 million to AIG during the year ended December 31, 2012.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

F. Other Income

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
AeroTurbine revenue
Engines, airframes, parts and supplies	$58,182	$73,282
Cost of sales	(48,696)	(60,949)

	9,486	12,333
Interest and Other	36,469	10,930

Total	$45,955	$23,263

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

        During the three months ended March 31, 2013 and March 31, 2012, we recorded impairment charges of $19.7 million and $11.2 million, respectively, as a result of our recurring recoverability assessments. We recorded impairment charges on two aircraft during both periods.

H. Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed

        From time to time we will dispose of aircraft from our fleet held for use prior to the conclusion of their useful life, most frequently through either a sale or part-out. As part of the recoverability assessment of our fleet, management assesses potential transactions and the likelihood that each individual aircraft will continue to be held for use as part of our leased fleet, or if the aircraft will be disposed of as mentioned above. If management determines that it is more likely than not that an aircraft will be disposed of through either a sale or part-out as a result of a potential transaction, a recoverability assessment is performed, and if impaired, the aircraft is recorded at the lower of fair market value or its current carrying value, with any necessary adjustments recorded in our Condensed, Consolidated Statement of Income. Further, if the aircraft meets the criteria to be classified as Flight equipment held for sale, we reclassify the aircraft from Flight equipment into Flight equipment held for sale (subsequent to recording any necessary impairment charges or fair value adjustments).

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

H. Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed (Continued)

        We reported the following impairment charges and fair value adjustments on flight equipment sold or to be disposed:

	Three Months Ended
	March 31, 2013			March 31, 2012
	Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments		Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments
	(Dollars in millions)
Loss
Impairment charges and fair value adjustments on aircraft likely to be sold or sold (including sales-type leases)	2	$9.5		2	$5.2
Impairment charges on aircraft intended to be or designated for part-out	8	17.0	(a)	—	2.1	(a)

Total Impairment charges and fair value adjustments on flight equipment	10	$26.5	(a)	2	$7.3	(a)

(a)
Includes charges relating to one engine for the three months ended March 31, 2013, and three engines for the three months ended March 31, 2012.

I. Lease Receivables and Other Assets

        Lease receivables and other assets consisted of the following:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Lease receivables	$185,216	$199,694
AeroTurbine Inventory	166,975	149,390
Lease incentive costs, net of amortization	120,216	128,616
Straight-line rents and other assets	210,985	235,780
Goodwill and Other intangible assets(a)	48,184	48,887
Notes and trade receivables, net of allowance(b)	23,059	23,181
Derivative assets(c)	—	54

	$754,635	$785,602

(a)
Goodwill relates to our acquisition of AeroTurbine.

(b)
Notes receivable are primarily from the sale of flight equipment and are fixed with varying interest rates from 2.0% to 10.5%.

(c)
See Note O—Derivative Financial Instruments.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

I. Lease Receivables and Other Assets (Continued)

        We had the following activity in our allowance for credit losses on notes receivable during the year ended December 31, 2012:

(Dollars in thousands)
Balance at December 31, 2011	$41,396
Provision	(9,727)
Write-offs	(31,669)

Balance at December 31, 2012	$—

        During the three months ended March 31, 2013, we did not have any activity in our allowance for credit losses on notes receivable.

J. Debt Financings

        Our debt financing was comprised of the following at the respective dates:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Secured
Senior secured bonds	$3,900,000	$3,900,000
ECA and Ex-Im financings	2,055,211	2,193,229
Secured bank debt(a)	1,828,645	1,961,143
Institutional secured term loans	1,450,000	1,450,000
Less: Deferred debt discount	(14,143)	(15,125)

	9,219,713	9,489,247
Unsecured
Bonds and medium-term notes	13,949,454	13,890,747
Less: Deferred debt discount	(34,799)	(37,207)

	13,914,655	13,853,540

Total Senior Debt Financings	23,134,368	23,342,787
Subordinated Debt	1,000,000	1,000,000

	$24,134,368	$24,342,787

(a)
Of this amount, $186.7 million (2013) and $270.5 million (2012) is non-recourse to ILFC. These secured financings were incurred by VIEs and consolidated into our Condensed, Consolidated Financial Statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

J. Debt Financings (Continued)

        The following table presents information regarding the collateral pledged for our secured debt:

	As of March 31, 2013
	Debt Outstanding	Net Book Value of Collateral		Number of Aircraft
	(Dollars in thousands)
Senior secured bonds	$3,900,000	$6,399,839		174
ECA and Ex-Im Financings	2,055,211	5,605,452		121
Secured bank debt	1,828,645	2,683,979	(a)	61	(a)
Institutional secured term loans	1,450,000	2,623,517	(b)	89	(b)

Total	$9,233,856	$17,312,787		445

(a)
Amounts represent net book value of collateral and number of aircraft securing ILFC secured bank term debt. Amounts do not include assets securing AeroTurbine's secured revolving credit facility. AeroTurbine's credit facility, under which $269.9 million was drawn as of March 31, 2013, is secured by substantially all of AeroTurbine's assets.

(b)
Amounts reflect the net book value of collateral and number of aircraft securing the ILFC $900 million secured term loan after our $150 million partial prepayment of the loan subsequent to March 31, 2013, which reduced the collateral on such loan by eight aircraft. The debt outstanding for institutional secured term loans does not reflect this prepayment. Amounts also include our other institutional secured term loan of $550 million and its related collateral.

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

March 31, 2013

(Unaudited)

J. Debt Financings (Continued)

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

        As of March 31, 2013, approximately $1.8 billion was outstanding under the 2004 ECA facility and no loans were outstanding under the 1999 ECA facility. The interest rates on the loans outstanding under the 2004 ECA facility are either fixed or based on LIBOR and ranged from 0.417% to 4.711% at March 31, 2013. The net book value of the aircraft purchased under the 2004 ECA facility was $4.0 billion at March 31, 2013. The loans are guaranteed by various European ECAs. We have collateralized the debt with pledges of the shares of wholly owned subsidiaries that hold title to the aircraft financed under the facilities. The 2004 ECA facility contains customary events of default and restrictive covenants, including a covenant to maintain a minimum consolidated tangible net worth.

        Because of our current long-term debt ratings, the 2004 ECA facility requires us to segregate security deposits, overhaul rentals and rental payments received under the leases related to the aircraft funded under the 2004 ECA facility (segregated rental payments are used to make scheduled principal and interest payments on the outstanding debt). The segregated funds are deposited into separate accounts pledged to and controlled by the security trustee of the 2004 ECA facility. At March 31, 2013 and December 31, 2012, respectively, we had segregated security deposits, overhaul rentals and rental payments aggregating $378.4 million and $405.4 million related to aircraft funded under the 2004 ECA facility. The segregated amounts fluctuate with changes in security deposits, overhaul rentals, rental payments and principal and interest payments related to the aircraft funded under the 2004 ECA facility. In addition, if a default resulting in an acceleration of the obligations under the 2004 ECA facility were to occur, pursuant to the cross-collateralization agreement described below, we would have to segregate lease payments, overhaul rentals and security deposits received after such acceleration event occurred from the leases relating to the aircraft funded under the 1999 ECA facility that remain as collateral, even though those aircraft are no longer subject to a loan at March 31, 2013.

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

March 31, 2013

(Unaudited)

J. Debt Financings (Continued)

more than 50%, in order to release liens (including the liens incurred under the cross-collateralization agreement) on any aircraft financed under the 1999 or 2004 ECA facilities or other assets related to the aircraft; and (iv) agreed to apply proceeds generated from certain disposals of aircraft to obligations under the 2004 ECA facility.

        On May 8, 2013, we amended our 2004 ECA facility, effective immediately. Prior to the amendment, we were subject to a financial covenant that would have been breached solely as a result of the application of purchase accounting in connection with our acquisition by Jumbo Acquisition Limited. The amendment removed this covenant. In addition, the amendment made permanent the requirement to segregate funds and to register individual mortgages in local jurisdictions. Prior to the amendment, this requirement would have fallen away if our long-term debt ratings rose above a certain level.

Ex-Im Financings

        On December 19, 2012, we issued pre-funded amortizing notes with an aggregate principal amount outstanding of $287.0 million. The notes mature in January 2025 and scheduled principal payments commenced in April 2013. The notes are guaranteed by the Export-Import Bank of the United States and bear interest at a rate per annum equal to 1.492%. The funds were being held in a restricted cash account at December 31, 2012. During the three months ended March 31, 2013, we used the proceeds from the notes to finance two Boeing 777-300ER aircraft, which serve as collateral for the notes.

Secured Bank Debt

        2011 Secured Term Loan:    On March 30, 2011, one of our non-restricted subsidiaries entered into a secured term loan agreement with lender commitments in the amount of approximately $1.3 billion, which was subsequently increased to approximately $1.5 billion. The loan matures on March 30, 2018, and scheduled principal payments commenced in June 2012. The loan bears interest at LIBOR plus a margin of 2.75%, or, if applicable, a base rate plus a margin of 1.75%. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain wholly-owned subsidiaries of the subsidiary borrower. The security granted includes a portfolio of 54 aircraft, together with attached leases and all related equipment and the equity interests in certain SPEs that own the pledged aircraft and related equipment and leases. The 54 aircraft had an initial average appraised base value, as defined in the loan agreement, of approximately $2.4 billion, which equaled a loan-to-value ratio of approximately 65%.

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

        The subsidiary borrower can voluntarily prepay the loan at any time. The loan facility contains customary covenants and events of default, including covenants that limit the ability of the subsidiary borrower and its subsidiaries to incur additional indebtedness and create liens, and covenants that limit the

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

J. Debt Financings (Continued)

ability of ILFC, the subsidiary borrower and its subsidiaries to consolidate, merge or dispose of all or substantially all of their assets and enter into transactions with affiliates.

        AeroTurbine Revolving Credit Agreement:    AeroTurbine has a credit facility that expires on December 9, 2015 and, after the most recent amendment on February 23, 2012, provides for a maximum aggregate available amount of $430 million, subject to availability under a borrowing base calculated based on AeroTurbine's aircraft assets and accounts receivable. AeroTurbine has the option to increase the aggregate amount available under the facility by an additional $70 million, either by adding new lenders or allowing existing lenders to increase their commitments if they choose to do so. Borrowings under the facility bear interest determined, with certain exceptions, based on LIBOR plus a margin of 3.0%. AeroTurbine's obligations under the facility are guaranteed by ILFC on an unsecured basis and by AeroTurbine's subsidiaries (subject to certain exclusions) and are secured by substantially all of the assets of AeroTurbine and the subsidiary guarantors. The credit agreement contains customary events of default and covenants, including certain financial covenants. Additionally, the credit agreement imposes limitations on AeroTurbine's ability to pay dividends to us (other than dividends payable solely in common stock). As of March 31, 2013, AeroTurbine had $269.9 million outstanding under the facility.

        Secured Commercial Bank Financings:    In May 2009, ILFC provided $39.0 million of subordinated financing to a non-restricted subsidiary. The entity used these funds and an additional $106.0 million borrowed from third parties to purchase an aircraft, which it leases to an airline. The loans had original maturity dates in May 2018 with interest rates based on LIBOR. On January 16, 2013, the non-restricted subsidiary repaid both loans in full. In connection with the prepayment of this loan we recognized losses aggregating $1.7 million from the write off of unamortized deferred financing costs.

        In June 2009, we borrowed $55.4 million through a non-restricted subsidiary, which owns one aircraft leased to an airline. The loan partly amortized over five years with the remaining $27.5 million originally due in 2014, and the interest rate was fixed at 6.58%. On March 20, 2013, we repaid the loan in full. In connection with the prepayment of this loan, we recognized losses aggregating $0.8 million from the write off of unamortized deferred financing costs.

        In March 2012, one of our indirect non-restricted subsidiaries entered into a $203 million term loan facility that was used to finance seven Boeing 737-800s. The principal of each senior loan issued under the facility will partially amortize over six years, with the remaining principal payable at the maturity date. At March 31, 2013, the average interest rate on the loans was 4.733%. The loans are non-recourse to ILFC except under limited circumstances and are secured by the purchased aircraft and lease receivables. The subsidiary borrower can voluntarily prepay the loans at any time subject to a 2% prepayment fee prior to March 30, 2014 and a 1% prepayment fee between March 30, 2014 and March 30, 2015.

        On March 29, 2013, we amended certain financial covenants under our $203 million term loan facility.

        The subsidiary borrower under the $203 million term loan facility is prohibited from: (i) incurring additional debt; (ii) incurring additional capital expenditures; (iii) hiring employees; and (iv) negatively pledging the assets securing the facility.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

J. Debt Financings (Continued)

Institutional Secured Term Loans

        In 2012, we entered into the following term loans:

  •
  $900 Million Secured Term Loan: On February 23, 2012, one of our indirect, wholly owned subsidiaries entered into a secured term loan agreement in the amount of $900 million. The loan matures on June 30, 2017, and initially bore interest at LIBOR plus a margin of 4.0% with a 1.0% LIBOR floor, or, if applicable, a base rate plus a margin of 3.0%. Subsequent to March 31, 2013, we amended the $900 million secured term loan and simultaneously prepaid $150 million of the outstanding principal amount. The remaining outstanding principal amount of $750 million now bears interest at an annual rate of LIBOR plus 2.75%, with a LIBOR floor of 0.75%, or, if applicable, a base rate plus a margin of 1.75%. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain wholly owned subsidiaries of the subsidiary borrower. The security granted includes the equity interests in certain SPEs of the subsidiary borrower that have been designated as non-restricted under our indentures. The SPEs initially held title to 62 aircraft and all related equipment and leases with an average appraised base value, as defined in the loan agreement, of approximately $1.66 billion as of December 31, 2011, equaling an initial loan-to-value ratio of approximately 54%. After giving effect to the amendment, certain collateral that had served as security for the secured term loan was released, and the SPEs now collectively own a portfolio of 54 aircraft and the related equipment and leases, with an average appraised base value as of December 31, 2012, resulting in a loan-to-value ratio of approximately 55%. The principal of the loan is payable in full at maturity with no scheduled amortization. We can voluntarily prepay the loan at any time, but if we voluntarily prepay any portion of the loan prior to October 5, 2013, we may be subject to a 1% prepayment penalty under certain circumstances.

  •
  $550 Million Secured Term Loan: On April 12, 2012, one of our indirect, wholly owned subsidiaries entered into a secured term loan agreement in the amount of $550 million. The loan matures on April 12, 2016, and bears interest at LIBOR plus a margin of 3.75% with a 1% LIBOR floor. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain wholly owned subsidiaries of the subsidiary borrower. The security granted includes the equity interests in certain SPEs of the subsidiary borrower that have been designated as non-restricted under our indentures and that hold title to 35 aircraft and all related equipment and leases with an average initial appraised base value, as defined in the loan agreement, of approximately $1.0 billion. The $1.0 billion equals an initial loan-to-value ratio of approximately 55%. The principal of the loan is payable in full at maturity with no scheduled amortization. We can voluntarily prepay the loan at any time. We used the proceeds from this loan to prepay in full our $550 million secured term loan entered into in 2010 and scheduled to mature on March 17, 2016. The 2010 term loan had a LIBOR based interest rate with a margin of 5%.

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

March 31, 2013

(Unaudited)

J. Debt Financings (Continued)

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

        At March 31, 2013, we had issued unsecured notes with an aggregate principal amount outstanding of $11.2 billion under our current and previous shelf registration statements, including $750 million of 3.875% notes due 2018 and $500 million of 4.625% notes due 2021, each issued in March 2013. The debt securities outstanding under our shelf registration statements mature through 2022 and bear interest rates that range from 3.875% to 8.875%. The notes are not subject to redemption prior to their stated maturity and there are no sinking fund requirements.

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

        The indentures governing our unsecured notes contain customary covenants that, among other things, restrict our, and our restricted subsidiaries', ability to (i) incur liens on assets; (ii) declare or pay dividends or acquire or retire shares of our capital stock during certain events of default; (iii) designate restricted subsidiaries as non-restricted subsidiaries or designate non-restricted subsidiaries; (iv) make investments in or transfer assets to non-restricted subsidiaries; and (v) consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets.

        The indentures also provide for customary events of default, including but not limited to, the failure to pay scheduled principal and interest payments on the notes, the failure to comply with covenants and agreements specified in the indenture, the acceleration of certain other indebtedness resulting from non-payment of that indebtedness, and certain events of insolvency. If any event of default occurs, any amount then outstanding under the relevant indentures may immediately become due and payable.

Unsecured Revolving Credit Agreement

        2012 Credit Facility:    On October 9, 2012, we entered into a $2.3 billion three-year unsecured revolving credit facility with a group of 10 banks that expires on October 9, 2015. Concurrently, we terminated our revolving credit agreement originally scheduled to expire in January 2014. Our current revolving credit facility provides for interest rates based on either a base rate or LIBOR plus a margin, currently 2.25%, determined by reference to our ratio of consolidated indebtedness to shareholders'

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

J. Debt Financings (Continued)

equity. The credit agreement contains customary events of default and restrictive covenants that, among other things, limit our ability to incur liens and transfer or sell assets. The credit agreement also contains financial covenants that require us to maintain a minimum interest coverage ratio and a maximum ratio of consolidated indebtedness to shareholders' equity. As of March 31, 2013, we had not drawn on our revolving credit facility.

        On April 1, 2013, we amended certain financial covenants under our $2.3 billion three-year unsecured revolving credit facility, effective upon completion of the sale of our common stock to Jumbo Acquisition Limited. Following completion of this sale, we will apply purchase accounting which will adjust the carrying value of our assets and liabilities to their then-current fair value. The amendments to the financial covenants are intended to prevent us from violating such covenants solely as a result of the application of purchase accounting.

Subordinated Debt

        In December 2005, we issued two tranches of subordinated debt totaling $1.0 billion. Both tranches mature on December 21, 2065. The $400 million tranche has a call option date of December 21, 2015. We can call the $600 million tranche at any time. The interest rate on the $600 million tranche is a floating rate with a margin of 1.55% plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. The interest rate resets quarterly and at March 31, 2013, the interest rate was 4.68%. The $400 million tranche has a fixed interest rate of 6.25% until the 2015 call option date, and if we do not exercise the call option, the interest rate will change to a floating rate, reset quarterly, based on a margin of 1.80% plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. If we choose to redeem the $600 million tranche, we must pay 100% of the principal amount of the bonds being redeemed, plus any accrued and unpaid interest to the redemption date. If we choose to redeem only a portion of the outstanding bonds, at least $50 million principal amount of the bonds must remain outstanding.

        In connection with the issuance of the subordinated debt, we entered into two contribution agreements (one for each tranche) with AIG that obligate AIG to make capital contributions to us in an amount equal to the aggregate accrued and unpaid interest on the subordinated debt following the occurrence of certain "mandatory trigger events". If AIG completes its anticipated sale of up to 90.0% of our common stock to Jumbo Acquisition Limited, AIG will be able to terminate the contribution agreements. Under the terms of the subordinated debt, failure to comply with certain financial tests requiring a minimum ratio of tangible equity to total managed assets and a minimum fixed charge coverage ratio will result in a mandatory trigger event. If a mandatory trigger event occurs after the contribution agreements have been terminated and we are unable to raise sufficient capital through the sale of our stock (in the manner permitted by the terms of the subordinated debt) to cover the next interest payment on the subordinated debt, a "mandatory deferral event" will occur. Following a mandatory deferral event, we will be required to defer all interest payments on the subordinated debt and we will be prohibited from paying cash dividends on our capital stock (including our market auction preferred stock) until we are in compliance with both financial tests or have raised sufficient capital to pay all accumulated and unpaid interest on the subordinated debt. Mandatory trigger events and mandatory deferral events are not events of default under the indenture governing the subordinated debt.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

J. Debt Financings (Continued)

Loss on Extinguishment of Debt

        2013.    During the three months ended March 31, 2013, we prepaid the total outstanding under both tranches of the $106.0 million secured financing and the total outstanding under the $55.4 million secured financing. In connection with these prepayments, we recognized charges aggregating $2.5 million primarily from the write off of unamortized deferred financing costs.

        2012.    During the three months ended March 31, 2012, we prepaid the remaining $456.9 million outstanding under our secured credit facility dated October 13, 2006 and the $750 million outstanding under our secured term loan entered into in 2010. In connection with these prepayments, we recognized charges aggregating $20.9 million from the write off of unamortized deferred financing costs and deferred debt discount.

K. Security Deposits on Aircraft, Deferred Overhaul Rentals and Other Customer Deposits

        As of March 31, 2013 and December 31, 2012, Security deposits, deferred overhaul rentals and other customer deposits were comprised of:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Security deposits paid by lessees	$1,145,008	$1,115,213
Deferred overhaul rentals	811,482	754,175
Rents received in advance and Straight-line rents	454,699	453,837
Other customer deposits	203,490	201,756

Total	$2,614,679	$2,524,981

L. Commitments and Contingencies

        At March 31, 2013, we had committed to purchase 243 new aircraft (of which 18 are through sale-leaseback transactions), four used aircraft from third parties, and nine new spare engines scheduled for delivery through 2019 with aggregate estimated total remaining payments (including adjustment for anticipated inflation) of approximately $17.8 billion. All of these commitments to purchase new aircraft and engines, other than the sale-leaseback transactions, are based upon agreements with each of Boeing, Airbus and Pratt and Whitney. In addition, AeroTurbine has agreed to purchase three used aircraft and eight engines under other flight equipment purchase agreements for an aggregate purchase commitment of $46.6 million.

Guarantees

  •
  Asset Value Guarantees:  We provide guarantees on a portion of the residual value of certain aircraft to financial institutions and other third parties for fees. As of March 31, 2013, we provided 13 such guarantees that had not yet been exercised. These guarantees expire at various dates through 2023 and generally obligate us to pay the shortfall between the fair market value and the guaranteed

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

L. Commitments and Contingencies (Continued)

    value of the aircraft and provide us with an option to purchase the aircraft for the guaranteed value. We have also been called upon to perform under five such guarantees and, as a result, we purchased one used aircraft during the three months ended March 31, 2013 and expect to purchase another four such aircraft during the remainder of 2013. At March 31, 2013, the total reserves related to these guarantees, both exercised and unexercised, aggregated $41.5 million. At March 31, 2013, the maximum aggregate potential commitment that we were obligated to pay under the 13 unexercised guarantees, without any offset for the projected value of the aircraft or other features that may limit our exposure, was approximately $330.6 million.

  •
  Aircraft Loan Guarantees:  We guarantee one loan collateralized by an aircraft. The guarantee expires in 2014, when the loan matures, and obligates us to pay an amount up to the guaranteed value upon the default of the borrower, which will be offset by a portion of the underlying value of the aircraft collateral. At March 31, 2013, the guaranteed value, without any offset for the projected value of the aircraft, was approximately $7.4 million.

        Management regularly reviews the underlying values of the aircraft collateral to determine our exposure under asset value guarantees and loan guarantees. We recorded provisions for losses on asset value guarantees of $6.6 million related to two asset value guarantees during the three months ended March 31, 2013. The carrying balance of guarantees of $46.0 million, including reserves, is included in Accrued interest and other payables on our Condensed, Consolidated Balance Sheets.

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

March 31, 2013

(Unaudited)

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

        We have variable interests in the following entities, in which we have determined we are not the PB because we do not have the power to direct the activities that most significantly affect the entity's economic performance: (i) one entity that we have previously sold aircraft to and for which we manage 18 aircraft, in which our variable interest consists of the servicing fee we receive for the management of 18 aircraft; and (ii) two affiliated entities we sold aircraft to in 2003 and 2004, which aircraft we continue to manage, in which our variable interests consist of the servicing fee we receive for the management of those aircraft. These two affiliated entities, for which we manage aircraft, are consolidated into AIG's financial statements. We do not believe that we will have any future material liquidity obligations to any of these entities.

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

March 31, 2013

(Unaudited)

N. Fair Value Measurements (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table presents our assets and liabilities measured at fair value on a recurring basis, categorized using the fair value hierarchy described above:

	Level 1	Level 2		Level 3	Counterparty Netting	Total
	(Dollars in thousands)
March 31, 2013
Derivative assets	$—	$—		$—	$—	$—
Derivative liabilities	—	(16,718)	(b)	—	—	(16,718)

Total	$—	$(16,718)		$—	$—	$(16,718)

December 31, 2012
Derivative assets	$—	$54		$—	$—	$54 (a)
Derivative liabilities	—	(20,933)	(b)	—	—	(20,933)

Total	$—	$(20,879)		$—	$—	$(20,879)

(a)
Derivative assets are presented in Lease receivables and other assets on the Condensed, Consolidated Balance Sheet.

(b)
The balance includes CVA and MVA adjustments of $0.1 million and $0.3 million as of March 31, 2013 and December 31, 2012, respectively.

        At March 31, 2013 our derivative portfolio consisted of interest rate swap contracts and at December 31, 2012, our derivative portfolio consisted of interest rate swap and interest rate cap contracts. The fair value of these instruments are based upon a model that employs current interest and volatility rates, as well as other observable inputs as applicable. As such, the valuation of these instruments is classified as Level 2.

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

March 31, 2013

(Unaudited)

N. Fair Value Measurements (Continued)

lease payments, which extend to the end of the aircraft's economic life in its highest and best use configuration, as well as a disposition value, based on the expectations of market participants.

        We recognized impairment charges and fair value adjustments for the three months ended March 31, 2013 and 2012, as provided in Note G—Aircraft Impairment Charges on Flight Equipment Held for Use and Note H—Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed.

        The following table presents the effect on our Condensed, Consolidated Financial Statements as a result of the non-recurring impairment charges and fair value adjustments recorded to flight equipment during the three months ended March 31, 2013:

	Book Value at December 31, 2012	Impairment Charges	Reclassifications and Other Adjustments	Sales	Depreciation	Book Value at March 31, 2013
	(Dollars in thousands)
Flight equipment	$104,009	$(45,853)	$(495)	$—	$(3,704)	$53,957
Flight equipment held for sale	$—	$—	$—	$—	$—	—
Lease receivables and other assets(b)	$1,500	$(349)	$495	$(534)	$—	1,112
Net investment in finance and sales-type leases	$—	$—	$—	$—	$—	—

Total	$105,509	$(46,202)	$—	$(534)	$(3,704)	$55,069

(a)
Reclassification represents fair value of aircraft parts.

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

March 31, 2013

(Unaudited)

N. Fair Value Measurements (Continued)

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

	Fair Value at March 31, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
(Dollars in millions)
Flight Equipment(a)	$55.6	Income Approach	Discount Rate	8.0%-14.5% (11.0%)

			Remaining Holding Period	0-8 years (2.7 years)
			Present Value of Non-Contractual Cash Flows as a Percentage of Fair Value	0-100% (52%)

(a)
Includes Flight equipment for which non-recurring impairment charges and fair value adjustments were recorded during the three months ended March 31, 2013.

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

March 31, 2013

(Unaudited)

N. Fair Value Measurements (Continued)

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

O. Derivative Financial Instruments

        We use derivatives to manage exposures to interest rate and foreign currency risks. At March 31, 2013, we had interest rate swap agreements entered into with a related counterparty that mature through 2015. During the three months ended March 31, 2013, we also had two interest rate cap agreements entered into with an unrelated counterparty in connection with a secured financing transaction that were scheduled to mature in 2018. We prepaid the debt related to our interest rate cap agreements and terminated our interest rate cap agreements during the three months ended March 31, 2013.

        All our interest rate swap agreements have been designated as cash flow hedges and changes in fair value of cash flow hedges are recorded in OCI. Where hedge accounting is not achieved, the change in fair value of the derivative is recorded in income. We did not designate the interest rate cap agreements as hedges, and all changes in fair value were recorded in income.

        We have previously de-designated and re-designated certain of our derivative contracts. The balance accumulated in AOCI at the time of the de-designation is amortized into income over the remaining life of the underlying derivative.

        All of our interest rate swap agreements are subject to a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. Our interest rate swap agreements are recorded at fair value on our balance sheet in Derivative liabilities (see Note N—Fair Value Measurements). All of our derivatives were in a liability position at March 31, 2013. Our interest rate cap agreements were recorded at fair value and included in Lease receivables and other assets. Our derivative contracts do not have any credit risk related contingent features and we are not required to post collateral under any of our existing derivative contracts.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

O. Derivative Financial Instruments (Continued)

        Derivatives have notional amounts, which generally represent amounts used to calculate contractual cash flows to be exchanged under the contract. The following table presents notional and fair values of derivatives outstanding at the following dates:

	Asset Derivatives		Liability Derivatives
	Notional Value	Fair Value	Notional Value	Fair Value
	(Dollars in thousands)
March 31, 2013
Derivatives designated as hedging instruments:
Interest rate swap agreements(a)	$—	$—	$293,584	$(16,718)

Total derivatives		$—		$(16,718)

December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swap agreements(a)	$—	$—	$336,125	$(20,933)
Derivatives not designated as hedging instruments:
Interest rate cap agreements(b)	$65,985	$54	$—	$—

Total derivatives		$54		$(20,933)

(a)
Converts floating interest rate debt into fixed rate debt.

(b)
Derivative assets are presented in Lease receivables and other assets on the Condensed, Consolidated Balance Sheet.

        We recorded the following in OCI related to derivative instruments designated as hedging instruments:

	Three Months Ended March 31,
Gain (Loss)	2013	2012
	(Dollars in thousands)
Effective portion of change in fair market value of derivatives:
Interest rate swap agreements(a)(b)	$3,239	$(843)
Amortization of balances of de-designated hedges and other adjustments	282	282
Income tax effect	(1,243)	302

Net changes cash flow hedges, net of taxes	$2,278	$(259)

(a)
Includes $(235) and $(4,962) of combined CVA and MVA for the three months ended March 31, 2013 and 2012, respectively.

(b)
Includes the following amounts for the following periods:

Three months ended March 31, 2013 and 2012: (i) effective portion of the unrealized gain or (loss) on derivative position recorded in OCI of $(257) and $(5,924), respectively, and (ii) amounts reclassified from AOCI primarily into interest expense when cash payments were made or received on qualifying cash flow hedges of $3,496 and $(5,081), respectively.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

O. Derivative Financial Instruments (Continued)

        We estimate that within the next twelve months, we will amortize into earnings approximately $(8.6) million of the pre-tax balance in AOCI under cash flow hedge accounting in connection with our program to convert debt from floating to fixed interest rates.

        The following table presents the effect of derivatives recorded in Other Expenses on the Condensed, Consolidated Statements of Income:

	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)(a)
	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Derivatives Designated as Cash Flow Hedges:
Interest rate swap agreements	$(16)	$(23)
Derivatives Not Designated as a Hedge:
Interest rate cap agreements	61	105
Reconciliation to Condensed, Consolidated Statements of Operations:
Reclassification of amounts de-designated as hedges recorded in AOCI	(282)	(282)

Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	$(237)	$(200)

(a)
All components of each derivative's gain or loss were included in the assessment of effectiveness.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

P. Fair Value Disclosures of Financial Instruments

        The carrying amounts and fair values (as well as the level within the fair value hierarchy to which the valuation relates) of our financial instruments are as follows:

	Estimated Fair Value				Carrying Amount of Asset (Liability)
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
March 31, 2013
Cash, including restricted cash	$59,663	$3,587,569 (a)	$—	$3,647,232	$3,647,232
Notes receivable	—	23,042	—	23,042	23,059
Debt financing (including subordinated debt)	(19,094,456)	(7,044,917)	—	(26,139,373)	(24,134,368)
Derivative assets	—	—	—	—	—
Derivative liabilities	—	(16,718)	—	(16,718)	(16,718)
Guarantees	—	—	(48,694)	(48,694)	(45,951)
December 31, 2012
Cash, including restricted cash	$605,410	$3,117,565 (a)	$—	$3,722,975	$3,722,975
Notes receivable	—	23,175	—	23,175	23,181
Debt financing (including subordinated debt)	(18,822,645)	(7,160,408)	—	(25,983,053)	(24,342,787)
Derivative assets	—	54	—	54	54
Derivative liabilities	—	(20,933)	—	(20,933)	(20,933)
Guarantees	—	—	(51,947)	(51,947)	(49,268)

(a)
Includes restricted cash of $392.0 million (2013) and $695.4 million (2012).

        We used the following methods and assumptions in estimating our fair value disclosures for financial instruments:

        Cash:    The carrying value reported on the balance sheet for cash and cash equivalents and restricted cash approximates its fair value. We consider time deposits that are not readily available for immediate withdrawal as Level 2 valuations.

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

March 31, 2013

(Unaudited)

P. Fair Value Disclosures of Financial Instruments (Continued)

        Derivatives:    Fair values were based on the use of a valuation model that utilizes, among other things, current interest, foreign exchange and volatility rates, as applicable.

        AVGs:    Guarantees are included in Accrued interest and other payables on our Condensed, Consolidated Balance Sheets. Fair value is determined by reference to the underlying aircraft and guarantee amount.

Q. Accumulated Other Comprehensive (Loss) Income

        The following table presents other comprehensive income reclassification adjustments:

	Three Months Ended March 31, 2013
	Gains and losses on cash flow hedges	Unrealized gains and losses on available-for- sale securities	Total
	(Dollars in thousands)
Balance at December 31, 2012	$(12,931)	$440	$(12,491)
Other comprehensive (loss) income before reclassifications	3,223	284	3,507
Amounts reclassified from AOCI	298	—	298
Income tax effect	(1,243)	(100)	(1,343)

Net increase in other comprehensive (loss) income	2,278	184	2,462
Balance at March 31, 2013	$(10,653)	$624	$(10,029)

	Three Months Ended March 31, 2012
	Gains and losses on cash flow hedges	Unrealized gains and losses on available-for- sale securities	Total
	(Dollars in thousands)
Balance at December 31, 2011	$(19,763)	$127	$(19,636)
Other comprehensive (loss) income before reclassifications	(866)	(8)	(874)
Amounts reclassified from AOCI	305	—	305
Income tax effect	302	2	304

Net (decrease) increase in other comprehensive (loss) income	(259)	(6)	(265)
Balance at March 31, 2012	$(20,022)	$121	$(19,901)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

Q. Accumulated Other Comprehensive (Loss) Income (Continued)

        The following table presents the classification and amount of reclassifications from AOCI to the Condensed Consolidated Statement of Income:

	Three months ended March 31, 2013	Condensed, Consolidated Statement of Income Classification
	(Dollars in thousands)
Cash flow hedges
Interest rate swap agreements	$(16)	Other expenses
Reclassification of amounts de-designated as hedges recorded in AOCI	(282)	Other expenses

	(298)
Available-for-sale securities
Realized gains and losses on available-for-sale securities	—	Selling, general and administrative

	—
Total reclassifications	$(298)

R. Subsequent Events

        2012 Credit Facility:    On April 1, 2013, we amended certain financial covenants under our $2.3 billion three-year unsecured revolving credit facility, effective upon completion of the sale of our common stock to Jumbo Acquisition Limited. Following completion of this sale, we will apply purchase accounting which will adjust the carrying value of our assets and liabilities to their then-current fair value. The amendments to the financial covenants are intended to prevent us from violating such covenants solely as a result of the application of purchase accounting.

        $900 Million Secured Term Loan:    On April 5, 2013, we partially prepaid and amended our $900 million secured term loan entered into in February 2012. This prepayment reduced the outstanding principal amount to $750 million and amended the interest rate to an annual rate of LIBOR plus a margin of 2.75% with a LIBOR floor of 0.75%. Additionally, certain collateral that had served as security for the secured term loan was released. See Note J—Debt Financings. The maturity date remains June 30, 2017.

        ECA Financings:    On May 8, 2013, we amended our 2004 ECA facility, effective immediately. Prior to the amendment, we were subject to a financial covenant that would have been breached solely as a result of the application of purchase accounting in connection with our acquisition by Jumbo Acquisition Limited. The amendment removed this covenant. In addition, the amendment made permanent the requirement to segregate funds and to register individual mortgages in local jurisdictions. Prior to the amendment, this requirement would have fallen away if our long-term debt ratings rose above a certain level.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-looking Information

        This quarterly report on Form 10-Q and other publicly available documents may contain or incorporate statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, our pending sale to Jumbo Acquisition Limited, the state of the airline industry, our access to the capital markets, our ability to restructure leases and repossess aircraft, the structure of our leases, regulatory matters pertaining to compliance with governmental regulations and other factors affecting our financial condition or results of operations. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and "should," and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, economic and business conditions, which will, among other things, affect demand for aircraft, availability and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives, and environmental and safety requirements, as well as the factors discussed under the heading "Part I—Item 1A. Risk Factors," in our 2012 Annual Report on Form 10-K. We do not intend and undertake no obligation to update any forward-looking information to reflect actual results or future events or circumstances.

Overview

        We are the world's largest independent aircraft lessor, measured by number of owned aircraft, with approximately 1,000 owned or managed aircraft. As of March 31, 2013, we owned 919 aircraft in our leased fleet and four additional aircraft in AeroTurbine's leased fleet, with an aggregate net book value of approximately $34.3 billion. The weighted average age of our fleet, weighted by the net book value of our aircraft, was 8.4 years at March 31, 2013. We had 15 additional aircraft in the fleet classified as finance and sales-type leases and we also provided fleet management services for 80 aircraft. Our fleet features popular aircraft types, including both narrowbody and widebody aircraft. In addition to our existing fleet, as of March 31, 2013, we had commitments to purchase 243 new aircraft for delivery through 2019, including 18 through sale-leaseback transactions. The new aircraft commitments are comprised of 100 Airbus A320neo family aircraft, 20 Airbus A350 aircraft, 74 Boeing 787 aircraft and 49 Boeing 737-800 aircraft. We also have the rights to purchase an additional 50 Airbus A320neo family aircraft. In addition, we have committed to purchase four used aircraft from third parties. We intend to continue to complement our orders from aircraft manufacturers with opportunistic acquisitions of additional aircraft from third parties, which may include sale-leaseback transactions with airlines. On March 1, 2013, we entered into an agreement to acquire 15 Boeing 737-800 and one Boeing 777-300ER with delivery dates in 2013 and 2014, through a sale-leaseback agreement with American Airlines. We balance the benefits of holding and leasing our aircraft and selling or parting-out the aircraft depending on economics, opportunities and risks.

        Under the terms of our leases, the lessee is generally responsible for all operating expenses, which customarily include maintenance, fuel, crews, airport and navigation charges, taxes, licenses, aircraft registration and insurance premiums. We, however, generally contribute to the first major maintenance event a lessee incurs during the lease of a used aircraft and, if an aircraft is returned due to a lessee ceasing operations or failing to meet its obligations under a lease, we may incur costs to repossess and prepare the aircraft for re-lease. Our leases are generally for a fixed term, although they may include early termination rights or extension options. Our leases require all non-contingent payments to be made in advance and our leases are predominantly denominated in U.S. dollars. Our lessees are generally required to continue to make lease payments under all circumstances, including periods during which the aircraft is not in operation due to maintenance or grounding. We typically contract to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term due to exceptional circumstances, we have generally been able to re-lease the aircraft within two to six months of their return. The weighted average lease term remaining on our current leases, weighted by net book value of our aircraft, was 4.0 years as of March 31, 2013.

        In addition to our leasing activities, we provide fleet management services to investors or owners of aircraft portfolios for a management fee. Through our wholly-owned subsidiary AeroTurbine, we provide engine leasing, certified aircraft engines, airframes, engine parts and supply chain solutions and possess the capabilities to disassemble aircraft and engines into parts. This allows us to maximize the value of our aircraft and engines across their complete life cycle and offer an integrated value proposition to our airline customers as they transition out aging aircraft. At times we also sell aircraft from our leased aircraft fleet to other leasing companies, financial services companies, and airlines. In limited cases, we have also provided asset value guarantees and loan guarantees to buyers of aircraft or to financial institutions for a fee.

        We operate our business on a global basis, deriving more than 93% of our revenues from airlines outside of the United States. As of March 31, 2013, we had 913 aircraft leased under operating leases to 175 customers in 79 countries, with no lessee accounting for more than 10% of lease revenue for the three months ended March 31, 2013. At March 31, 2013, our operating lease portfolio included six aircraft not subject to a signed lease agreement or a signed letter of intent. Four of these six aircraft have been or may be parted out or sold but did not meet the criteria for being classified as held for sale. We are evaluating our options for the remaining two aircraft. We have 50 aircraft that are subject to leases expiring during the remainder of 2013, 22 of which are not yet subject to a signed lease agreement or a signed letter of intent following the expiration of their current leases. Of these 22 aircraft, 14 may be parted out or sold but did not meet the criteria for being classified as held for sale. If the current customers of the remaining eight aircraft do not extend these leases, we will be required to find new customers for these aircraft. Our results of operations are affected by a variety of factors, primarily:

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

  •
  the utilization rate of our aircraft;

  •
  our expectations of future overhaul reimbursements and lessee maintenance contributions;

  •
  changes in interest rates and credit spreads, which may affect our aircraft lease revenues and our borrowing costs; and

  •
  our ability to fund our business.

        Recent challenges in the global economy, including uncertainties related to the Euro zone, with the most recent economic crisis in Cyprus, political uncertainty in the Middle East, and sustained higher fuel prices, have negatively impacted many airlines' profitability, cash flows and liquidity. We have been successful in deregistering all six aircraft we had on lease with Kingfisher, which ceased operations in late 2012. Since December 31, 2012, we were successful in exporting one of the aircraft out of India. However, we are experiencing difficulties in exporting the remaining five aircraft as a result of bureaucratic and regulatory obstacles. The aircraft remaining in India have been removed from Kingfisher's possession.

        Future events, including a prolonged recession, ongoing uncertainty regarding the European sovereign debt crises, political unrest, continued weak consumer demand, high fuel prices, or restricted availability of credit to the aviation industry, could lead to the weakening or cessation of operations of additional airlines, which in turn would adversely affect our earnings and cash flows in the near term.

        Despite the current difficulties in the global economy, we are optimistic about the long-term future of air transportation and the growing role that the leasing industry and ILFC, in particular, will play in commercial air transport. At May 2, 2013, we had signed leases for all but three of our 52 new aircraft deliveries through 2014. We have contracted with Airbus and Boeing to purchase new fuel-efficient aircraft with delivery dates through 2019. These aircraft are in high demand from our airline customers. In many cases, we have delivery positions for the most modern and fuel-efficient aircraft earlier than the airlines can obtain such aircraft from the manufacturers. At March 31, 2013, we had agreements to purchase 18 new aircraft from airlines through sale-leaseback transactions with scheduled delivery dates in 2013 and 2014. We believe that, with respect to our used aircraft, we have the market reach, visibility and understanding to move our aircraft across jurisdictions to best deploy our aircraft with the world's airlines. We are focused on increasing our presence in frontier and emerging markets that have high potential for passenger growth and other markets that have significant demand for new aircraft. We have assembled a highly skilled and experienced management team and have secured sufficient liquidity to manage through expected market volatility. We have also demonstrated strong and sustainable financial performance through most airline industry cycles. For these reasons, we believe that we are well positioned to manage the current cycle and over the long-term.

Financial Overview

        Our income before income taxes for the three months ended March 31, 2013 decreased by $87.4 million as compared to the same period in 2012, primarily due to a decrease in revenues and other income.

        See "—Results of Operations" herein for a detailed discussion of our results.

Capital Resources and Liquidity Developments

        Significant capital resources and liquidity developments for the three months ended March 31, 2013 include the issuance of $750 million of 3.875% notes due 2018 and $500 million of 4.625% notes due 2021 under our shelf registration statement. Subsequent to March 31, 2013, we refinanced our $900 million secured term loan at a lower interest rate and simultaneously reduced the outstanding principal amount to $750 million.

Recent Developments Relating to Potential Sale to Jumbo Acquisition Limited

        On December 9, 2012, AIG entered into a definitive agreement with Jumbo Acquisition Limited for the sale of 80.1% of our common stock for approximately $4.2 billion in cash. Jumbo Acquisition Limited may elect to purchase an additional 9.9% of our common stock for $522.5 million within ten days after the approval of the purchase by the Committee on Foreign Investment in the United States. If Jumbo Acquisition Limited elects to purchase the additional stock, AIG will retain a 10% ownership interest in us, otherwise 19.9% ownership will remain with AIG. Each case is subject to dilution for issuances of stock to management, which would reduce AIG's ownership interest. If Jumbo Acquisition Limited elects to purchase the additional 9.9%, we expect AIG to own 9.4% of our common stock at the closing due to immediate dilution from anticipated management issuances. The sale is expected to close in 2013. The transaction is subject to required regulatory approvals and other customary closing conditions.

        See "Item 1A. Risk Factors—Risks Relating to a Change in our Majority Shareholder and Our Separation from AIG" in our Annual Report on Form 10-K for the year ended December 31, 2012, for risks related to AIG's anticipated sale of us to Jumbo Acquisition Limited.

Our Revenues

        Our revenues consist primarily of rental of flight equipment, flight equipment marketing and gain on aircraft sales and other income.

  Rental of Flight Equipment

        Our leasing revenue is principally derived from airlines and companies associated with the airline industry. Our aircraft leases generally provide for the payment of a fixed, periodic amount of rent, and in certain cases, additional rental revenue based on usage. The usage may be calculated based on hourly usage or on the number of cycles operated. A cycle is defined as one take-off and landing. Under the provisions of many of our leases we receive overhaul rentals based on the usage of the aircraft. For certain airframe and engine overhauls, we reimburse the lessee for costs incurred up to, but generally not exceeding, related overhaul rentals that the lessee has paid to us. We recognize overhaul rental revenue, net of estimated overhaul reimbursements. Estimated overhaul reimbursements are recorded as deferred overhaul rentals.

        Additionally, in connection with a lease of a used aircraft, we generally agree to contribute to the first major maintenance event the lessee incurs during the lease. At the time we pay the agreed upon maintenance reimbursement, we record the reimbursement against deferred overhaul rentals to the extent we have received overhaul rentals from the lessee, or against deposits to the extent received from the prior lessee. We capitalize as lease incentives any amount of the actual maintenance reimbursement we pay in excess of overhaul rentals paid to us by the lessee and payments received from prior lessees and amortize the lease incentives into Rental of flight equipment over the remaining life of the lease.

        The amount of lease revenue we recognize is primarily influenced by the following factors:

  •
  the contracted lease rate and overhaul rentals, which are highly dependent on the age, condition and type of the leased equipment;

  •
  the lessees' performance of their lease obligations;

  •
  the usage of the aircraft during the period; and

  •
  our expectations of future maintenance reimbursements.

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

  Other Income

        Other income includes (i) gross profit on sales from AeroTurbine of engines, airframes, parts and supplies; (ii) fees from early lease terminations; (iii) management fee revenue we generate through a variety of management services that we provide to non-consolidated aircraft securitization vehicles and joint ventures and third party owners of aircraft; and (iv) interest income. Income from AeroTurbine's engine, airframes, parts and supplies sales are included in Other income, net of cost of sales. The price AeroTurbine receives for engines, airframes, parts and supplies is largely dependent on the condition of the asset being sold, airline market conditions and the supply and demand balance for the type of asset being sold. Our management services may include leasing and remarketing services, cash management and treasury services, technical advisory services and accounting and administrative services depending on the needs of the aircraft owner.

        Our interest income is derived primarily from interest recognized on cash and short term investments, finance and sales-type leases and notes receivable issued by lessees in connection with lease restructurings, or in limited circumstances, issued by buyers of aircraft in connection with sales of aircraft. The amount of interest income we recognize in any period is influenced by the amount of cash and short term investments, principal balance of finance and sales-type leases and notes receivable we hold, and effective interest rates.

Our Operating Expenses

        Our primary operating expenses consist of interest on debt, depreciation, aircraft impairment charges, selling, general and administrative expenses and other expenses.

  Interest Expense

        Our interest expense in any period is primarily affected by changes in interest rates and outstanding amounts of indebtedness. Between 2010 and the end of 2011, several of our debt refinancings had relatively higher interest rates than the debt we replaced, partially as a result of our initiatives to extend our debt maturities. The weighted average of our debt maturities was 6.4 years as of March 31, 2013. While our weighted average effective cost of borrowing, which excludes the effect of amortization of deferred debt issue costs, increased during those two years, the decrease in our average debt outstanding due to our deleveraging efforts offset those increases starting in late 2011. However, since the beginning of 2012 we have been able to refinance our debt at similar or lower interest rates. Our weighted average effective cost of borrowing was 6.01% at March 31, 2013. Our weighted average effective cost of borrowing reflects our weighted average interest rate, including the effect of interest rate swaps or other derivatives and the effect of debt premiums and discounts.

        Our total debt outstanding at the end of each period and weighted average effective cost of borrowing, which excludes the amortization of deferred debt issue cost, for the periods indicated were as follows:

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

  Selling, General and Administrative Expenses

        Our principal selling, general and administrative expenses consist of expenses related to personnel expenses, including salaries, share-based compensation charges, employee benefits, professional and advisory costs and office and travel expenses. The level of our selling, general and administrative expenses is influenced primarily by the number of employees, fluctuations in AIG's share price and the extent of transactions or ventures we pursue which require the assistance of outside professionals or advisors.

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

        Our provision for losses on aircraft asset value guarantees represents changes made in the current period based on our best estimate of loss on asset value guarantees that are probable to be exercised.

        Our provision for credit losses on notes receivable consists primarily of allowances we establish to reduce the carrying value of our notes receivable to estimated collectible levels. Management reviews all outstanding notes that are in arrears to determine whether we should reserve for, or write off any portion of, the notes receivable. In this process, management evaluates the collectability of each note and the value of the underlying collateral, if any, by assessing relevant operational and financial issues. As of March 31, 2013, notes receivable, net, were not material.

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

        We believe the following critical accounting policies could have a significant impact on our results of operations, financial condition and financial statement disclosures, and may require subjective and complex estimates and judgments:

  •
  Flight Equipment

  •
  Lease Revenue

  •
  Derivative Financial Instruments

  •
  Fair Value Measurements

  •
  Income Taxes

        We evaluate our estimates, including those related to flight equipment, lease revenue, derivative financial instruments, fair value measurements, and income taxes, on a recurring basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. For a detailed discussion on the application of our critical accounting policies, see Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012. The following discussion includes any material updates or any specific activity related to these accounting policies and estimates for the three months ended March 31, 2013:

  Flight Equipment

        Impairment Charges on Flight Equipment Held for Use—Sensitivity Analysis:    Aircraft impairment charges on flight equipment held for use aggregated $19.7 million for the three months ended March 31, 2013. If estimated cash flows used in a hypothetical full fleet assessment as of March 31, 2013, were decreased by 10% and 20%, 16 additional aircraft with a net book value of $0.4 billion or 56 additional aircraft with a net book value of $2.0 billion, respectively, would have been impaired and written down to their resulting respective fair values. In addition our lessees may face financial difficulties and return aircraft to us prior to the contractual lease expiry dates. As a result, our cash flow assumptions may change and future impairment charges may be required.

        Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed:    Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed aggregated $26.5 million for the three months ended March 31, 2013. We recorded impairment charges and fair value adjustments of (i) $9.5 million on two aircraft we sold or deemed more likely than not to be sold, but that did not meet the criteria required to be classified as Flight equipment held for sale; and (ii) $17.0 million on eight aircraft and one engine intended to be or designated for part-out.

  Lease Revenue

        Overhaul Rentals:    Under the provisions of our leases, lessees are generally responsible for maintenance and repairs, including major maintenance (overhauls) over the term of the lease. Under the provisions of many of our leases, we receive overhaul rentals based on the usage of the aircraft. The usage may be calculated based on hourly usage or on the number of cycles operated. A cycle is defined as one take-off and landing. The usage is typically reported monthly by the lessee. For certain airframe and engine overhauls, we reimburse the lessee for costs incurred up to, but generally not exceeding, the overhaul rentals that the lessee has paid to us. We recognize overhaul rentals received, net of estimated overhaul reimbursements, as revenue. We estimate expected overhaul reimbursements during the life of the lease. This requires significant judgment. We recognized net overhaul rental revenues of approximately $4.5 million for the three months ended March 31, 2013, as compared to $73.8 million for the same period 2012. The decrease in net overhaul rental revenue recognized primarily reflects an increase in overhaul rentals deferred due to higher future overhaul reimbursement expectations on certain aircraft in our fleet.

        Additionally, in connection with a lease of a used aircraft, we generally agree to contribute to the first major maintenance event the lessee incurs during the lease. At the time we pay the agreed upon maintenance reimbursement, we record the reimbursement against deferred overhaul rentals to the extent we have received overhaul rentals from the lessee, or against deposits to the extent received from the prior lessee. We capitalize as lease incentives any amount of the actual maintenance reimbursement we pay in excess of overhaul rentals and payments received from prior lessees and amortize the lease incentives into Rental of flight equipment over the remaining life of the lease. We capitalized lease incentives of $9.3 million, which included such maintenance contributions, for the three months ended March 31, 2013. During the three months ended March 31, 2013, we amortized lease incentives into Rentals of flight equipment aggregating $17.0 million.

Results of Operations

  Three Months Ended March 31, 2013 Versus 2012

        Flight Equipment:    During the three months ended March 31, 2013, we had the following activity related to flight equipment:

Number of Aircraft
Flight equipment at December 31, 2012	919
Aircraft reclassified to Net investment in finance and sales-type leases	(1)
Aircraft purchases	3
Aircraft designated for part-out	(2)

Flight equipment at March 31, 2013(a)	919

(a)
Excludes four aircraft owned by AeroTurbine.

        Income before Income Taxes:    Our income before income taxes decreased by approximately $87.4 million for the three months ended March 31, 2013, as compared to the same period in 2012, primarily due to a decrease in revenues and other income. See below for a detailed discussion of our results for the three months ended March 31, 2013, as compared to the same period in 2012.

        Rental of Flight Equipment:    Revenues from rentals of flight equipment decreased 9.7% to $1,013.9 million for the three months ended March 31, 2013, as compared to $1,122.2 million for the same period in 2012. The average number of aircraft we owned during the period ended March 31, 2013, decreased to 919 from 932 for the period ended March 31, 2012. Revenues from rentals of flight equipment recognized for the three months ended March 31, 2013, decreased as compared to the same period in 2012 primarily due to (i) a $69.2 million decrease in net overhaul rentals recognized; (ii) a $61.2 million decrease due to lower lease rates on aircraft in our fleet during both periods that were re-leased or had lease rates change between the two periods; (iii) a $14.8 million decrease related to aircraft in service during the three months ended March 31, 2012, and sold prior to March 31, 2013; and (iv) a $6.6 million decrease in lease revenue earned by AeroTurbine. These decreases in revenue were partly offset by (i) a $31.8 million increase from new aircraft added to our fleet after March 31, 2012, and from aircraft in our fleet as of March 31, 2012, that earned revenue for a greater number of days during the three months ended March 31, 2013, as compared to the same period in 2012; and (ii) a $11.7 million increase due to fewer aircraft in transition between lessees.

        At March 31, 2013, six customers operating 13 aircraft were 60 days or more past due on minimum lease payments aggregating $1.5 million relating to some of those aircraft, $1.2 million of which related to two customers. Of this amount, we recognized the entire $1.5 million in rental income through March 31, 2013. In comparison, at March 31, 2012, 15 customers operating 42 aircraft were 60 days or more past due on minimum lease payments aggregating $25.9 million relating to some of those aircraft, $13.4 million of which related to one Indian customer which subsequently ceased operations. Of this amount, we recognized $20.7 million in rental income through March 31, 2012.

        Flight Equipment Marketing and Gain on Aircraft Sales:    Flight equipment marketing and gain on aircraft sales decreased by $3.8 million for the three months ended March 31, 2013, as compared to the same period in 2012, primarily due to a decrease in gains recorded on aircraft sold during the three months ended March 31, 2013, as compared to gains recorded on aircraft sold for the same period in 2012.

        Other Income:    Other income increased to $46.0 million for the three months ended March 31, 2013, compared to $23.3 million for the same period in 2012 due to (i) a $23.9 million increase in early termination fees; and (ii) other minor fluctuations aggregating an increase of $2.3 million. These increases were partially offset by a decrease of $3.5 million relating to deferred revenue recognized by AeroTurbine from a bankrupt lessee during the three months ended March 31, 2012.

        Interest Expense:    Interest expense decreased to $384.1 million for the three months ended March 31, 2013, compared to $390.8 million for the same period in 2012. Our average debt outstanding, net of deferred debt discount, decreased to $24.2 billion during the three months ended March 31, 2013, compared to $24.5 billion during the same period in 2012, and our weighted average effective cost of borrowing, which excludes the effect of amortization of deferred debt issue cost, decreased 0.11%.

        Depreciation:    Depreciation of flight equipment decreased to $464.1 million for the three months ended March 31, 2013, compared to $479.7 million for the same period in 2012, primarily due to aircraft disposals and the conversion of aircraft under operating leases to sales-type leases.

        Aircraft Impairment Charges on Flight Equipment Held for Use:    Aircraft impairment charges on flight equipment held for use increased to $19.7 million relating to two aircraft recorded for the three months ended March 31, 2013 as compared to $11.2 million relating to two aircraft recorded for the three months ended March 31, 2012 based on the results of the recoverability assessment. See Note G of Notes to Condensed, Consolidated Financial Statements.

        Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed:    During the three months ended March 31, 2013 and 2012, respectively, we recorded the following aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed:

	Three Months
	March 31, 2013			March 31, 2012
	Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments		Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments
	(Dollars in millions)
Loss
Impairment charges and fair value adjustments on aircraft likely to be sold or sold (including sales-type leases)	2	$9.5		2	$5.2
Impairment charges on aircraft intended to be or designated for part-out	8	17.0	(a)	—	2.1	(a)

Total Impairment charges and fair value adjustments on flight equipment sold or to be disposed	10	$26.5	(a)	2	$7.3	(a)

(a)
Includes charges relating to one engine for the three months ended March 31, 2013 and three engines for the same period in 2012.

        Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed increased to $26.5 million for the three months ended March 31, 2013, compared to $7.3 million for the same period in 2012. During the three months ended March 31, 2013, we recorded impairment charges and fair value adjustments on 10 aircraft and one engine that were sold or to be disposed, compared to two aircraft and three engines for the same period in 2012. See Note H of Notes to Condensed, Consolidated Financial Statements.

        Aircraft Costs:    Aircraft costs decreased to $13.6 million for the three months ended March 31, 2013, compared to $18.8 million for the same period in 2012 primarily due to fewer repossessions of aircraft from failed customers.

        Selling, General and Administrative Expenses:    Selling, general and administrative expenses increased to $79.4 million for the three months ended March 31, 2013, compared to $65.9 million for the same period in 2012 due to (i) a $10.2 million increase in salaries and employee related expenses, as a result of the acceleration of long term incentive compensation expense in conjunction with our potential future separation from AIG and an increase in employee headcount; and (ii) a $5.7 million increase in professional and consulting fees primarily relating to the potential future separation from AIG and legal fees. These increases were partially offset by minor fluctuations aggregating a decrease of $2.4 million.

        Other expenses:    Other expenses for the three months ended March 31, 2013 and 2012, respectively, consisted of the following:

	Three Months
	March 31, 2013	March 31, 2012
	(Dollars in thousands)
Effect of derivatives(a)	$237	$200
Provision for loss on asset value guarantees(b)	6,600	—
Flight equipment rent(c)	531	4,500

	$7,368	$4,700

(a)
See Note O of Notes to Condensed, Consolidated Financial Statements.

(b)
Relates to reserves recorded on two aircraft asset value guarantees.

(c)
Represents amortization of prepaid rent expense relating to sale-leaseback transactions, which was previously presented separately on the Condensed, Consolidated Income Statement. The decrease in Flight equipment rent in the 2013 period is because the final amortization amount was recorded during the three months ended March 31, 2013 and covered amortization for only part of the period.

        Provision for Income Taxes:    Our effective tax rate for the three months ended March 31, 2013, decreased to 23.4% from 35.0% for the same period in 2012. Our effective tax rate continues to be impacted by minor permanent items and interest accrued on uncertain tax positions and IRS audit adjustments, which was discretely recorded for the three months ended March 31, 2013. Our reserve for uncertain tax positions increased by $15.2 million for the three months ended March 31, 2013, the benefits of which, if realized, would have a significant impact on our effective tax rate.

        Other Comprehensive Income (Loss):    Other comprehensive income increased to $2.5 million for the three months ended March 31, 2013, compared to a loss of $0.3 million for the same period in 2012, primarily due to changes in the market values on derivatives qualifying for and designated as cash flow hedges.

Liquidity

        We generally fund our operations, which primarily consist of aircraft purchases, debt principal and interest payments and operating expenses, through a variety of sources. These sources include available cash balances, internally generated funds, including lease rental payments and proceeds from aircraft sales and part-outs, and debt issuance proceeds. In addition to these sources of funds, we have $2.3 billion available under our unsecured revolving credit facility. As part of our liquidity management strategy, we strive to maintain, and believe we currently have, sufficient liquidity to cover 18 to 24 months of debt maturities and operating expenses and 12 months of capital expenditures, and a ratio of adjusted net debt to adjusted shareholders' equity between 2.5-to-1.0 and 3.0-to-1.0. We are also focused on aligning our operating cash flows with the principal obligations due on our debt on an annual basis and, in furtherance of this objective, we have extended our debt maturities to a weighted average of 6.4 years as of March 31, 2013. We have also continued to diversify our funding sources to include both secured and unsecured financings from public debt markets, commercial banks and institutional loan markets, among others.

        We generated cash flows from operations of approximately $0.5 billion for the three months ended March 31, 2013, and we raised approximately $1.24 billion of net proceeds from the issuance of unsecured notes. We used a portion of these proceeds to finance aircraft purchases and repay debt financings, and we intend to use the remaining proceeds for general corporate purposes. Subsequent to March 31, 2013 we refinanced our $900 million secured term loan at a lower interest rate and prepaid $150 million of the outstanding principal as part of the refinancing agreement.

        We had approximately $3.3 billion in cash and cash equivalents available for use in our operations at March 31, 2013. We also had $392.0 million of cash restricted from use in our operations, but which we can use to satisfy certain obligations under our operating leases and to pay principal and interest on our 2004 ECA facility. At May 2, 2013, we had the full $2.3 billion available to us under our revolving credit facility and approximately $151.0 million of the $430.0 million was available under AeroTurbine's credit facility. We also have the ability to potentially increase the AeroTurbine credit facility by an additional $70 million either by adding new lenders or allowing existing lenders to increase their commitments if they choose to do so.

        Our bank credit facilities and indentures limit our ability to incur secured indebtedness. The most restrictive covenant in our bank credit facilities permits us and our subsidiaries to incur secured indebtedness totaling up to 30% of our consolidated net tangible assets, as defined in the credit agreement, which limit currently totals approximately $10.8 billion. This limitation is subject to certain exceptions, including the ability to incur secured indebtedness to finance the purchase of aircraft. As of May 2, 2013, we were able to incur an additional $7.9 billion of secured indebtedness under this covenant. Our debt indentures also restrict us and our subsidiaries from incurring secured indebtedness in excess of 12.5% of our consolidated net tangible assets, as defined in the indentures. However, we may obtain secured financing without regard to the 12.5% consolidated net tangible asset limit under our indentures by doing so through subsidiaries that qualify as non-restricted under such indentures.

        In addition to addressing our liquidity needs through debt financings, we may also pursue potential aircraft sales or, for some of our older aircraft that are out-of-production, part-outs. During the three months ended March 31, 2013, we sold two aircraft and one engine for approximately $8.3 million in aggregate gross proceeds in connection with our ongoing fleet management strategy. As of May 2, 2013, we had sold three additional aircraft and we anticipate sales of additional aircraft during the remainder of the year. In evaluating potential sales or part-outs of aircraft, we balance maximization of cash today with the long-term value of holding aircraft.

        We believe the sources of liquidity mentioned above, together with our cash generated from operations, will be sufficient to operate our business and repay our debt maturities for at least the next twelve months.

Debt Financings

        We borrow funds on both a secured and unsecured basis from various sources, including public debt markets, commercial banks and institutional loan markets. During the three months ended March 31, 2013, we issued $750 million of 3.875% notes due 2018 and $500 million of 4.625% notes due 2021 under our shelf registration statement. Subsequent to March 31, 2013, we refinanced our $900 million secured term loan at a lower interest rate and simultaneously reduced the outstanding principal amount to $750 million.

        Our debt financing was comprised of the following:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Secured
Senior secured bonds	$3,900,000	$3,900,000
ECA and Ex-Im financings	2,055,211	2,193,229
Secured bank debt(a)	1,828,645	1,961,143
Institutional secured term loans	1,450,000	1,450,000
Less: Deferred debt discount	(14,143)	(15,125)

	9,219,713	9,489,247
Unsecured
Bonds and medium-term notes	13,949,454	13,890,747
Less: Deferred debt discount	(34,799)	(37,207)

	13,914,655	13,853,540

Total Senior Debt Financings	23,134,368	23,342,787
Subordinated Debt	1,000,000	1,000,000

	$24,134,368	$24,342,787

Selected interest rates and ratios which include the economic effect of derivative instruments:
Weighted average effective cost of borrowing(b)	6.01%	6.09%
Percentage of total debt at fixed rates	79.73%	79.16%
Weighted average effective cost of borrowing on fixed rate debt(b)	6.59%	6.72%

(a)
Of this amount, $186.7 million (2013) and $270.5 million (2012) is non-recourse to ILFC. These secured financings were incurred by VIEs and consolidated into our Condensed, Consolidated Financial Statements.

(b)
Excludes the effect of amortization of deferred debt issue cost.

        The following table presents information regarding the collateral pledged for our secured debt:

	As of March 31, 2013
	Debt Outstanding	Net Book Value of Collateral		Number of Aircraft
	(Dollars in thousands)
Senior secured bonds	$3,900,000	$6,399,839		174
ECA and Ex-Im Financings	2,055,211	5,605,452		121
Secured bank debt	1,828,645	2,683,979	(a)	61	(a)
Institutional secured term loans	1,450,000	2,623,517	(b)	89	(b)

Total	$9,233,856	$17,312,787		445

(a)
Amounts represent net book value of collateral and number of aircraft securing ILFC secured bank term debt. Amounts do not include assets securing AeroTurbine's secured revolving credit facility. AeroTurbine's credit facility, under which $269.9 million was drawn as of March 31, 2013, is secured by substantially all of AeroTurbine's assets.

(b)
Amounts reflect the net book value of collateral and number of aircraft securing the ILFC $900 million secured term loan after our $150 million partial prepayment of the loan subsequent to March 31, 2013, which reduced the collateral on such loan by eight aircraft. The debt outstanding for institutional secured term loans does not reflect this prepayment. Amounts also include our other institutional secured term loan of $550 million and its related collateral.

        Our debt agreements contain various affirmative and restrictive covenants. We have recently amended the financial covenants in our $203 million term loan facility, our ECA financings and our revolving credit agreement. See Note J of Notes to Condensed, Consolidated Financial Statements for a description of each financing arrangement. As of March 31, 2013, we were in compliance with the covenants in our debt agreements.

Derivatives

        We employ derivative products to manage our exposure to interest rate risks and foreign currency risks. We enter into derivative transactions only to economically hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements, foreign currency swap agreements and interest rate cap agreements. At March 31, 2013, our derivative portfolio consisted of interest rate swaps. All of our interest rate swap agreements have been designated as and accounted for as cash flow hedges and we did not designate our interest rate cap agreements as hedges.

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

        The counterparty to our interest rate swaps at March 31, 2013, is AIG Markets, Inc., a wholly owned subsidiary of AIG. The swap agreements are subject to a bilateral security agreement and a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. Failure of the counterparty to perform under the derivative contracts would not have a material impact on our results of operations and cash flows, as we are in a net liability position at March 31, 2013.

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

        These credit ratings are the current opinions of the rating agencies and our current BBB- rating by S&P takes into consideration our ownership by AIG. As such, they may be changed, suspended or withdrawn at any time by the rating agencies as a result of various circumstances including changes in, or unavailability of, information. We cannot predict what effect, if any, AIG's expected sale of our common stock to Jumbo Acquisition Limited will have on our credit ratings.

Existing Commitments

        The following table summarizes our contractual obligations at March 31, 2013:

	Commitments Due by Fiscal Year
	Total	2013	2014	2015	2016	2017	Thereafter
	(Dollars in thousands)
Unsecured bonds and medium-term notes	$13,949,454	$2,229,932	$1,039,502	$2,010,020	$1,000,000	$2,000,000	$5,670,000
Senior secured bonds	3,900,000	—	1,350,000	—	1,275,000	—	1,275,000
Secured bank loans(a)	1,828,646	141,459	170,756	427,640	172,566	173,537	742,688
ECA and Ex-Im financings	2,055,211	309,067	448,029	359,960	282,492	226,188	429,475
Other secured financings	1,450,000	—	—	—	550,000	900,000	—
Subordinated debt	1,000,000	—	—	—	—	—	1,000,000
Estimated interest payments including the effect of derivative instruments(b)	8,606,295	993,154	1,258,466	1,102,481	895,761	675,711	3,680,722
Operating leases(c)	53,002	8,046	9,748	8,059	3,537	2,990	20,622
Pension obligations(d)	10,187	1,652	1,669	1,730	1,799	1,738	1,599
Commitments under ILFC aircraft purchase agreements(e)(f)	17,744,310	1,350,065	2,019,102	2,527,097	3,139,968	4,233,873	4,474,205
Commitments under AeroTurbine flight equipment purchase agreements	46,624	46,624	—	—	—	—	—
Total	$50,643,729	$5,079,999	$6,297,272	$6,436,987	$7,321,123	$8,214,037	$17,294,311

(a)
Includes $269.9 million outstanding under AeroTurbine's revolving credit facility.

(b)
Estimated interest payments for floating rate debt included in this table are based on rates at March 31, 2013. Estimated interest payments include the estimated impact of our interest rate swap agreements. For floating rate debt that has been swapped into fixed rate debt, the estimated interest payments reflect the swapped fixed rate.

(c)
Minimum rentals have not been reduced by minimum sublease rentals of $3.1 million receivable in the future under non-cancellable subleases.

(d)
Our pension obligations are part of intercompany expenses, which AIG allocates to us on an annual basis. The amount is an estimate of such allocation. The column "2013" consists of total estimated allocations for 2013 and the column "Thereafter" consists of the 2018 estimated allocation. The amount allocated has not been material to date.

(e)
Includes sale-leaseback transactions in 2013 and 2014 and commitments to purchase nine new spare engines. Also includes six Boeing 787s, which Boeing has confirmed will deliver during 2013. In addition, we have been called upon to perform under four asset value guarantees and the aggregate purchase price of the four used aircraft is included in 2013.

(f)
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

	Contingency Expiration by Fiscal Year
	Total	2013	2014	2015	2016	2017	Thereafter
	(Dollars in thousands)
Asset Value Guarantees	$337,996	$—	$7,431	$157,132	$—	$46,140	$127,293

        The table above does not include $740.9 million of unrecognized tax benefits, consisting primarily of FSC and ETI benefits, and any effect of our net tax liabilities, the timing of which is uncertain.

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

        We have variable interests in the following entities, in which we have determined we are not the PB because we do not have the power to direct the activities that most significantly affect the entity's economic performance: (i) one entity that we have previously sold aircraft to and for which we manage 18 aircraft, in which our variable interest consists of the servicing fee we receive for the management of 18 aircraft; and (ii) two affiliated entities we sold aircraft to in 2003 and 2004, which aircraft we continue to manage, in which our variable interests consist of the servicing fee we receive for the management of those aircraft. These two affiliated entities, for which we manage aircraft, are consolidated into AIG's financial statements. We do not believe that we will have any future material liquidity obligations to any of these entities.

Off-Balance Sheet Arrangements

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

        We mitigate our floating interest rate risk by entering into interest rate swap contracts as appropriate. After taking our swap agreements into consideration, which in effect have fixed the interest rates of the hedged debt, our floating rate debt comprised approximately 20.3% of our total outstanding debt obligations, or approximately $4.9 billion in aggregate principal amount, at March 31, 2013.

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

        Assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100 basis-point increase or decrease in our variable interest rates would have increased or decreased our interest expense, and accordingly our cash flows, by approximately $49 million on an annualized basis. The same hypothetical 100 basis-point increase or decrease in interest rates on our total outstanding debt obligations, including fixed and floating rate debt, would have increased or decreased our interest expense, and accordingly our cash flows, by approximately $242 million on an annualized basis.

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

        In conjunction with the close of each fiscal quarter, we conduct a review and evaluation, under the supervision and with the participation of our management, including the Certifying Officers, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2013, the end of the period covered by this report.

(B)    Changes in Internal Controls Over Financial Reporting

        There have been no changes in our internal controls over financial reporting during the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.    RISK FACTORS

        There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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
4.1
Seventh Supplemental Indenture, dated as of March 11, 2013, to the Indenture, dated August 1, 2006, by and between the Company and Deutsche Bank Trust Company Americas, as trustee (filed as an exhibit to Form 8-K filed on March 11, 2013 and incorporated herein by reference).
4.2
Officers' Certificate, dated as of March 11, 2013, establishing the terms of the 3.875% senior notes due 2018 and the 4.625% senior notes due 2021 (filed as an exhibit to Form 8-K filed on March 11, 2013 and incorporated herein by reference).
4.3
The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
10.1
First Amendment to Three-Year Revolving Credit Agreement, dated as of April 1, 2013, among the Company, the banks party thereto and Citibank, N.A., as administrative agent (filed as an exhibit to Form 8-K filed on April 2, 2013 and incorporated herein by reference).
10.2
First Amendment to Credit Agreement, dated as of April 5, 2013, among Flying Fortress Inc., as borrower, the Company, Flying Fortress Financing Inc., Flying Fortress US Leasing Inc. and Flying Fortress Ireland Leasing Limited, as the borrower parties, the Consenting Lenders named therein, the New Lenders named therein and Bank of America, N.A., as collateral agent and administrative agent (portions of this exhibit have been omitted pursuant to a request for confidential treatment).
10.3
Deed of Amendment, dated as of May 8, 2013, relating to Aircraft Facility Agreement, among Bank of Scotland PLC, as security trustee and agent, the financial institutions listed therein, as lead managers, Whitney Leasing Limited, as borrower, Aircraft SPC-12 Inc., as borrower parent, and the Company, as guarantor and subordinated lender.
12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Senior Vice President and Chief Financial Officer.
32.1	Certification under 18 U.S.C., Section 1350.

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed, Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (ii) the Condensed, Consolidated Statements of Income for the three months ended March 31, 2013 and 2012; (iii) the Condensed, Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iv) the Condensed, Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (v) the Notes to the Condensed, Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL LEASE FINANCE CORPORATION
May 9, 2013	/s/ HENRI COURPRON HENRI COURPRON Chief Executive Officer (Principal Executive Officer)
May 9, 2013	/s/ ELIAS HABAYEB ELIAS HABAYEB Senior Vice President and Chief Financial Officer (Principal Financial Officer)
May 9, 2013	/s/ JAMES J. MCKINNEY JAMES J. MCKINNEY Vice President and Controller (Principal Accounting Officer)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit No.
3.1	Restated Articles of Incorporation of the Company (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008, and incorporated herein by reference).
3.2	Amended and Restated By-laws of the Company (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference).
4.1
Seventh Supplemental Indenture, dated as of March 11, 2013, to the Indenture, dated August 1, 2006, by and between the Company and Deutsche Bank Trust Company Americas, as trustee (filed as an exhibit to Form 8-K filed on March 11, 2013 and incorporated herein by reference).
4.2
Officers' Certificate, dated as of March 11, 2013, establishing the terms of the 3.875% senior notes due 2018 and the 4.625% senior notes due 2021 (filed as an exhibit to Form 8-K filed on March 11, 2013 and incorporated herein by reference).
4.3
The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
10.1
First Amendment to Three-Year Revolving Credit Agreement, dated as of April 1, 2013, among the Company, the banks party thereto and Citibank, N.A., as administrative agent (filed as an exhibit to Form 8-K filed on April 2, 2013 and incorporated herein by reference).
10.2
First Amendment to Credit Agreement, dated as of April 5, 2013, among Flying Fortress Inc., as borrower, the Company, Flying Fortress Financing Inc., Flying Fortress US Leasing Inc. and Flying Fortress Ireland Leasing Limited, as the borrower parties, the Consenting Lenders named therein, the New Lenders named therein and Bank of America, N.A., as collateral agent and administrative agent (portions of this exhibit have been omitted pursuant to a request for confidential treatment).
10.3
Deed of Amendment, dated as of May 8, 2013, relating to Aircraft Facility Agreement, among Bank of Scotland PLC, as security trustee and agent, the financial institutions listed therein, as lead managers, Whitney Leasing Limited, as borrower, Aircraft SPC-12 Inc., as borrower parent, and the Company, as guarantor and subordinated lender.
12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Senior Vice President and Chief Financial Officer.
32.1	Certification under 18 U.S.C., Section 1350.
101.
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed, Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (ii) the Condensed, Consolidated Statements of Income for the three months ended March 31, 2013 and 2012; (iii) the Condensed, Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iv) the Condensed, Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (v) the Notes to the Condensed, Consolidated Financial Statements.