Form 10-Q
period 2013-06-30
INTERNATIONAL LEASE FINANCE CORP
filed 2013-08-13
CIK 714311

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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

         As of August 13, 2013, there were 45,267,723 shares of Common Stock, no par value, outstanding.

         Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT

TABLE OF DEFINITIONS

AeroTurbine	AeroTurbine, Inc.
AIG	American International Group, Inc.
Airbus	Airbus S.A.S.
AOCI	Accumulated other comprehensive income
Boeing	The Boeing Company
The Company, ILFC, we, our, us	International Lease Finance Corporation and its consolidated subsidiaries
CVA	Credit Value Adjustment
ECA	Export Credit Agency
Embraer	Embraer S.A.
FASB	Financial Accounting Standards Board
Fitch	Fitch Ratings, Inc.
GAAP	Generally Accepted Accounting Principles in the United States of America
IRS	Internal Revenue Service
Kingfisher Airlines	Kingfisher Airlines Limited
LIBOR	London Interbank Offered Rates
Moody's	Moody's Investors Service, Inc.
MVA	Market Value Adjustment
OCI	Other comprehensive income
part-out	Disassembly of an aircraft for the sale of its parts
PB	Primary beneficiary
SEC	U.S. Securities and Exchange Commission
S&P	Standard and Poor's Ratings Services
SPE	Special Purpose Entity
VIEs	Variable Interest Entities

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents, including interest bearing accounts of $2,626,396 (2013) and $2,964,136 (2012)	$2,699,266	$3,027,587
Restricted cash, including interest bearing accounts of $425,219 (2013) and $406,788 (2012)	435,913	695,388
Net investment in finance and sales-type leases	96,124	93,936
Flight equipment	48,371,803	48,419,478
Less accumulated depreciation	14,408,473	13,951,169

	33,963,330	34,468,309
Flight Equipment held for sale	162,250	9,171
Deposits on flight equipment purchases	569,844	470,200
Lease receivables and other assets	868,600	776,431
Deferred debt issue costs, less accumulated amortization of $286,905 (2013) and $310,371 (2012)	261,247	269,335

	$39,056,574	$39,810,357

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued interest and other payables	$541,693	$566,219
Current income taxes and other tax liabilities	246,854	269,846
Secured debt financing, net of deferred debt discount of $5,550 (2013) and $15,125 (2012)	8,441,745	9,489,247
Unsecured debt financing, net of deferred debt discount of $32,294 (2013) and $37,207 (2012)	13,852,203	13,853,540
Subordinated debt	1,000,000	1,000,000
Derivative liabilities	13,982	20,933
Security deposits, deferred overhaul rental and other customer deposits	2,736,001	2,524,981
Deferred income taxes	4,194,777	4,142,723
Commitments and Contingencies—Note L
SHAREHOLDERS' EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B, each having 500 shares issued and outstanding	100,000	100,000
Common stock—no par value; 100,000,000 authorized shares, 45,267,723 issued and outstanding	1,053,582	1,053,582
Paid-in capital	1,261,904	1,262,551
Accumulated other comprehensive loss	(7,899)	(12,491)
Retained earnings	5,621,732	5,539,226

Total shareholders' equity	8,029,319	7,942,868

	$39,056,574	$39,810,357

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

(Dollars in thousands)

(Unaudited)

	June 30, 2013	June 30, 2012
REVENUES AND OTHER INCOME
Rental of flight equipment	$1,059,888	$1,101,205
Flight equipment marketing and gain on aircraft sales	14,472	8,617
Other income	27,147	24,496

	1,101,507	1,134,318

EXPENSES
Interest	365,974	388,254
Depreciation of flight equipment	463,255	478,754
Aircraft impairment charges on flight equipment held for use	15,532	30,254
Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed	101,091	44,783
Loss on early extinguishment of debt	15,221	2,054
Aircraft costs	7,842	27,330
Selling, general and administrative	86,622	64,265
Other expenses	297	4,716

	1,055,834	1,040,410

INCOME BEFORE INCOME TAXES	45,673	93,908
Provision (benefit) for income taxes	12,503	(129,157)

NET INCOME	$33,170	$223,065

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Dollars in thousands)

(Unaudited)

	June 30, 2013	June 30, 2012
REVENUES AND OTHER INCOME
Rental of flight equipment	$2,073,808	$2,223,430
Flight equipment marketing and gain on aircraft sales	16,753	14,673
Other income	73,102	47,759

	2,163,663	2,285,862

EXPENSES
Interest	750,102	779,074
Depreciation of flight equipment	927,367	958,404
Aircraft impairment charges on flight equipment held for use	35,238	41,425
Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed	127,587	52,127
Loss on early extinguishment of debt	17,695	22,934
Aircraft costs	21,478	46,158
Selling, general and administrative	166,065	130,203
Other expenses	7,665	9,416

	2,053,197	2,039,741

INCOME BEFORE INCOME TAXES	110,466	246,121
Provision (benefit) for income taxes	27,680	(75,953)

NET INCOME	$82,786	$322,074

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

(Dollars in thousands)

(Unaudited)

	June 30, 2013	June 30, 2012
NET INCOME	$33,170	$223,065

OTHER COMPREHENSIVE INCOME (LOSS)
Net changes in fair value of cash flow hedges, net of tax (provision) benefit of $(1,221) (2013) and $(1,614) (2012) and net of reclassification adjustments	2,238	2,952
Change in unrealized fair value adjustments of available-for-sale securities, net of tax (provision) benefit of $59 (2013) and $3 (2012) and net of reclassification adjustments	(108)	(6)

	2,130	2,946

COMPREHENSIVE INCOME	$35,300	$226,011

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Dollars in thousands)

(Unaudited)

	June 30, 2013	June 30, 2012
NET INCOME	$82,786	$322,074

OTHER COMPREHENSIVE INCOME (LOSS)
Net changes in fair value of cash flow hedges, net of tax (provision) benefit of $(2,464) (2013) and $(1,312) (2012) and net of reclassification adjustments	4,516	2,693
Change in unrealized fair value adjustments of available-for-sale securities, net of tax (provision) benefit of $(41) (2013) and $5 (2012) and net of reclassification adjustments	76	(12)

	4,592	2,681

COMPREHENSIVE INCOME	$87,378	$324,755

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Dollars in thousands)

(Unaudited)

	June 30, 2013	June 30, 2012
OPERATING ACTIVITIES
Net income	$82,786	$322,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	927,367	958,404
Deferred income taxes	49,549	(92,109)
Amortization of deferred debt issue costs	37,462	37,793
Amortization of debt discount	6,702	6,539
Amortization of prepaid lease costs	39,571	24,849
Aircraft impairment charges and fair value adjustments	162,825	93,552
Forfeitures of customer deposits	(23,491)	(7,342)
Loss on early extinguishment of debt	17,695	22,934
Other, including gain on aircraft sales and disposals	8,351	(17,535)
Changes in operating assets and liabilities:
Lease receivables and other assets	(54,637)	26,003
Accrued interest and other payables	(18,896)	(10,996)
Current income taxes and other tax liabilities	(22,992)	11,825

Net cash provided by operating activities	1,212,292	1,375,991

INVESTING ACTIVITIES
Acquisition of flight equipment	(924,770)	(743,175)
Payments for deposits and progress payments	(141,586)	(101,661)
Proceeds from disposal of flight equipment	184,062	82,494
Change in restricted cash	259,475	18,846
Collections of notes receivable	4,797	8,028
Collections of finance and sales-type leases	29,729	5,706

Net cash (used in) investing activities	(588,293)	(729,762)

FINANCING ACTIVITIES
Proceeds from debt financing	1,852,282	2,731,146
Payments in reduction of debt financing, net of foreign currency swap settlements	(2,916,799)	(2,883,752)
Debt issue costs	(38,092)	(47,665)
Security and rental deposits received	95,480	75,193
Security and rental deposits returned	(63,041)	(51,522)
Overhaul rentals collected	327,906	240,500
Overhaul rentals reimbursed	(205,645)	(296,358)
Net change in other deposits	(3,884)	22,666
Payment of preferred dividends	(218)	(196)

Net cash (used in) financing activities	(952,011)	(209,988)

Net (decrease) increase in cash	(328,012)	436,241
Effect of exchange rate changes on cash	(309)	293
Cash at beginning of period	3,027,587	1,975,009

Cash at end of period	$2,699,266	$2,411,543

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Dollars in thousands)

(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	June 30, 2013		June 30, 2012
Cash paid during the period for:
Interest, excluding interest capitalized of $11,006 (2013) and $3,390 (2012)	$714,712		$706,063
Income taxes, net	1,122	(a)	3,983	(a)

(a)
Includes no payment and approximately $2 million paid to AIG for ILFC tax liability for the six month periods ending June 30, 2013 and 2012, respectively.

Non-Cash Investing and Financing Activities

2013:

  Customer deposits of $23,491 were forfeited and recognized in income.

  Flight equipment in the amount of $27,437 was reclassified to Lease receivables and other assets.

  Deposits on flight equipment purchases of $57,606 were applied to Acquisition of flight equipment.

  Flight equipment in the amount of $45,574 was reclassified to Net investment in finance and sales-type leases.

  Flight equipment in the amount of $162,250 were reclassified to Flight equipment held for sale

  Accrued interest and other payables of $6,486 were applied to Acquisition of flight equipment to reflect the fair value of an aircraft purchased under an asset value guarantee.

2012:

  Customer deposits of $7,342 were forfeited and recognized in income.

  Flight equipment under operating leases in the amount of $95,525 were reclassified to Lease receivables and other assets in the amount of $95,014, with $511 charged to income, upon the part-out of eight aircraft and two engines.

  Deposits on flight equipment purchases of $47,164 were applied to Acquisition of flight equipment under operating leases.

  Flight equipment classified as Net investment in finance and sales-type leases in the amount of $20,819 were reclassified to Flight equipment under operating leases.

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

        Results for the six months ended June 30, 2013 include out of period adjustments related to prior years, which increased after-tax income by $8.3 million. The out of period adjustments primarily relate to IRS audit interest amounts recognized in the fourth quarter 2011 tax provision, which were reversed in the first quarter of 2013. Management has determined, after evaluating the quantitative and qualitative aspects of these out of period adjustments, that our current and prior period financial statements and our projected 2013 annual results are not materially misstated.

        In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included. Certain reclassifications have been made to the 2012 unaudited, condensed, consolidated financial statements to conform to the 2013 presentation. Operating results for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

        On December 9, 2012, AIG, AIG Capital Corporation, a wholly owned direct subsidiary of AIG and the sole shareholder of us (the "Seller"), and Jumbo Acquisition Limited (the "Purchaser") entered into a definitive agreement (the "Share Purchase Agreement") for the sale of 80.1% of our common stock for approximately $4.2 billion in cash. The Share Purchase Agreement permitted the Purchaser to elect to purchase an additional 9.9% of our common stock for $522.5 million (the "Option"). On July 15, 2013, the Purchaser delivered notice that it intended to exercise the Option, raising the size of the total purchase to 90.0% of our common stock. On June 15, 2013, AIG, Seller and Purchaser entered into an amendment (the "Amendment") to the Share Purchase Agreement. The Amendment extended to July 31, 2013, the date on which any of AIG, Seller or Purchaser may terminate the Share Purchase Agreement, as amended, if the closing of the transaction had not yet occurred. Under the Amendment, AIG and Seller may pursue (but not enter into definitive documentation for, or consummate) other offers for us and may continue to pursue (but not engage in widespread solicitation of orders for, or request effectiveness of) the alternative of a public offering.

        As of August 13, 2013, the closing of the transaction had not occurred. AIG continues to consider us as a non-core business and is continuing to pursue other options for us, including a sale or initial public offering.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

B. Recent Accounting Pronouncements

Adoption of Recent Accounting Guidance:

  Presentation of Comprehensive Income

        In February 2013, the FASB issued an accounting standard requiring us to disclose the effect of reclassifying significant items out of Accumulated other comprehensive income on the respective line items of net income or to provide a cross-reference to other disclosures currently required under GAAP.

        We adopted the guidance on January 1, 2013, when it became effective. The adoption had no impact on our financial condition, results of operations or cash flows. However, due to adoption, we have included additional disclosures for items reclassified out of AOCI in Note Q—Accumulated Other Comprehensive (Loss) Income.

  Disclosures about Offsetting Assets and Liabilities

        In February 2013, the FASB issued an accounting standard that clarifies the scope of transactions subject to disclosures about offsetting assets and liabilities. The guidance applies to financial instruments and derivative instruments that are offset either in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. This guidance was effective January 1, 2013, and required retrospective application. The adoption of this guidance had no effect on our consolidated financial statements, results of operations or cash flows, and we did not include additional disclosures because all of our derivatives were in liability positions.

Future Application of Accounting Guidance:

  Inclusion of the Fed Funds Effective Swap Rate as a Benchmark Interest Rate for Hedge Accounting Purposes

        In July 2013, the FASB issued an accounting standard that permits the Fed Funds Effective Swap Rate ("Overnight Index Swap Rate" or "OIS") to be used as a U.S. benchmark interest rate for hedge accounting purposes in addition to US Treasury rates and LIBOR. The standard also removes the current restriction on using different benchmark rates for similar hedges. This standard is effective on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of the new standard is not expected to have a material effect on our consolidated financial condition, results of operations or cash flows.

  Presentation of Unrecognized Tax Benefits

        In July 2013, the FASB issued an accounting standard that requires a liability related to unrecognized tax benefits to be presented as a reduction to the related deferred tax asset for a net operating loss carryforward or a tax credit carryforward (the "Carryforwards"). When the Carryforwards are not available at the reporting date under the tax law of the jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with the related deferred tax assets. This standard is effective for fiscal years and interim periods beginning after December 15, 2013, but earlier adoption is permitted. Upon adoption, the standard must be applied prospectively to unrecognized tax benefits that exist at the effective date. Retrospective application is

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

B. Recent Accounting Pronouncements (Continued)

permitted. We plan to adopt the standard prospectively on the required effective date of January 1, 2014 and are currently assessing the impact of adopting the standard on our consolidated financial statements.

C. Income Taxes

        Our effective tax rate for the six months ended June 30, 2013 was effected by a $9.9 million interest refund allocation from AIG related to IRS audit adjustments, which had a beneficial impact to our effective tax rate and was discretely recorded for the six months ended June 30, 2013. Our effective tax rate for the three months ended June 30, 2013 was effected by minor permanent items and interest accrued on uncertain tax positions and IRS audit adjustments. Our effective tax rate for the three and six months ended June 30, 2012 was beneficially impacted due to a May 2012 decision granted in favor of a taxpayer whereby the Federal Court of Claims held that in calculating the gain realized upon the sale of an asset under the Foreign Sales Corporation regime, the asset's adjusted tax basis should not be reduced by the amount of disallowed depreciation deductions allocable to tax-exempt foreign trade income. Based upon the decision reached in the case, we have adjusted our tax basis in certain flight equipment and recorded an income tax benefit of approximately $544 million and a corresponding reserve of $381 million for uncertain tax positions, resulting in a net tax benefit of $164 million in the three and six months ended June 30, 2012.

D. Restricted Cash

        Restricted cash of $435.9 million and $695.4 million at June 30, 2013 and December 31, 2012, respectively, consisted primarily of cash that is restricted under our ECA facility agreement entered into in 2004. The restricted cash at December 31, 2012, also included a $287.0 million cash advance under our Ex-Im financing arrangement, which became available to us to finance the purchase of two aircraft during the six months ended June 30, 2013. See Note J—Debt Financings.

E. Related Party Transactions

        Related Party Allocations and Fees:    We are party to cost sharing agreements, including tax, with AIG. Generally, these agreements provide for the allocation of corporate costs based upon a proportional allocation of costs to all subsidiaries. Our management believes the proportionate method used to allocate corporate costs is reasonable. It is not practicable to determine what the amounts of those expenses would have been had we operated on a stand-alone basis. We also pay other subsidiaries of AIG a fee related to management services provided for certain of our foreign subsidiaries and we continue to earn management fees from two trusts consolidated by AIG for the management of aircraft we sold to the trusts in prior years. We are included in the consolidated federal income tax return of AIG as well as certain state tax returns where AIG files on a combined/unitary basis. Settlement with AIG for taxes are determined in accordance with our tax sharing agreements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

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

        Expenses Paid by AIG on Our Behalf:    We recorded $0.6 million and $2.6 million in Additional paid in capital for the six months ended June 30, 2013 and the year ended December 31, 2012, respectively, for compensation and other expenses paid by AIG on our behalf for which we were not required to reimburse.

        Derivatives and Insurance Premiums:    The counterparty of all of our interest rate swap agreements as of June 30, 2013, was AIG Markets, Inc., a wholly-owned subsidiary of AIG. See Note N—Fair Value Measurements and Note O—Derivative Financial Instruments. In addition, we purchase insurance through a broker who may place part of our policies with AIG. Total insurance premiums were $4.7 million and $5.0 million for the six months ended June 30, 2013 and 2012, respectively.

        Our financial statements include the following amounts involving related parties:

	Three Months Ended		Six Months Ended
Income Statement	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(Dollars in thousands)
Expense (income):
Effect from derivative contracts with AIG Markets, Inc.(a)	$297	$305	$595	$610
Interest on derivative contracts with AIG Markets, Inc.	3,207	4,597	6,703	9,678
Allocation of corporate costs from AIG	9,484	5,189	16,111	13,866
Interest on time deposit account with AIG Markets(b)	(799)	(1,049)	(1,625)	(1,643)
Management fees received	(2,089)	(2,259)	(4,183)	(4,464)
Management fees paid to subsidiaries of AIG	95	76	126	116

Balance Sheet	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Asset (liability):
Time deposit account with AIG Markets(b)	$1,105,241	$1,103,591
Derivative liabilities(a)	(13,982)	(20,933)
Current income taxes and other tax liabilities to AIG(c)	(280,154)	(299,333)
Accrued corporate costs payable to AIG	(24,184)	(20,969)
Equity:
Aircraft transfer to AIG, net of tax of $11,866 (2012)	—	25,379
Aircraft contribution from AIG, net of tax of $9,211 (2012)	—	(16,690)
Compensation and other expenses paid by AIG	647	2,636

(a)
See Note O—Derivative Financial Instruments for all derivative transactions.

(b)
We have a 30-day interest bearing time deposit account with AIG Markets, Inc., all of which is available for use in our operations.

(c)
We made no payment during the six months ended June 30, 2013, and paid approximately $1.7 million to AIG for an ILFC tax liability during the year ended December 31, 2012.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

F. Other Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013		2012
	(Dollars in thousands)
AeroTurbine revenue
Engines, airframes, parts and supplies	$96,837	$71,711	$155,019		$144,994
Cost of sales	(82,379)	(62,772)	(131,075)		(123,721)

	14,458	8,939	23,944		21,273
Interest and Other	12,689	15,557	49,158	(a)	26,486

Total	$27,147	$24,496	$73,102		$47,759

(a)
Includes $23.9 million relating to early termination fees for the six months ended June 30, 2013.

G. Aircraft Impairment Charges on Flight Equipment Held for Use

        Management evaluates quarterly the need to perform a recoverability assessment of aircraft in our fleet considering the requirements under GAAP. Recurring recoverability assessments are performed whenever events or changes in circumstances indicate that the carrying amount of our aircraft may not be fully recoverable, which may require us to change our assumptions related to future estimated cash flows. Some of the events or changes in circumstances may include potential disposals of aircraft, changes in contracted lease terms, changes in the status of an aircraft as leased, re-leased, or not subject to lease, repossessions of aircraft, changes in portfolio strategies, changes in demand for a particular aircraft type and changes in economic and market circumstances. Any of these events would be considered when it occurs before the financial statements are issued, including lessee bankruptcies occurring subsequent to the balance sheet date.

        During the three and six months ended June 30, 2013, we recorded impairment charges of $15.5 million relating to two aircraft and $35.2 million relating to four aircraft, respectively. During the three and six months ended June 30, 2012, we recorded impairment charges of $30.3 million relating to two aircraft and $41.4 million relating to four aircraft, respectively. These impairment charges were as a result of our recurring recoverability assessments.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

H. Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed (Continued)

Flight equipment into Flight equipment held for sale (subsequent to recording any necessary impairment charges or fair value adjustments).

        We reported the following impairment charges and fair value adjustments on flight equipment sold or to be disposed:

	Three Months Ended						Six Months Ended
	June 30, 2013			June 30, 2012			June 30, 2013			June 30, 2012
	Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments		Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments		Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments		Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments
	(Dollars in millions)						(Dollars in millions)
Loss
Impairment charges and fair value adjustments on aircraft likely to be sold or sold (including sales-type leases)	13	$69.3	(a)	3	$32.6		15	$78.8	(a)	5	$37.8
Impairment charges on aircraft intended to be or designated for part-out	6	31.8	(b)	4	12.2	(c)	14	48.8	(b)	4	14.3	(c)

Total Impairment charges and fair value adjustments on flight equipment	19	$101.1		7	$44.8		29	$127.6		9	$52.1

(a)
Includes charges relating to 11 aircraft that met the criteria to be classified as Flight equipment held for sale, and were reclassified from Flight equipment into Flight equipment held for sale. Subsequent to June 30, 2013, 10 of these aircraft were sold to a third party.

(b)
Includes charges relating to three engines for the three months ended June 30, 2013, and four engines for the six months ended June 30, 2013.

(c)
Includes charges relating to one engine for the three months ended June 30, 2012 and four engines for the six months ended June 30, 2012.

I. Lease Receivables and Other Assets

        Lease receivables and other assets consisted of the following:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Lease receivables	$237,753	$199,694
AeroTurbine Inventory	184,425	149,390
Lease incentive costs, net of amortization	173,995	128,616
Straight-line rents and other assets	205,841	226,609
Goodwill and Other intangible assets(a)	47,481	48,887
Notes and trade receivables, net of allowance(b)	19,105	23,181
Derivative assets(c)	—	54

	$868,600	$776,431

(a)
Goodwill relates to our acquisition of AeroTurbine.

(b)
Notes receivable are primarily from the sale of flight equipment and are fixed with varying interest rates from 2.0% to 10.5%.

(c)
See Note O—Derivative Financial Instruments.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

I. Lease Receivables and Other Assets (Continued)

        We had the following activity in our allowance for credit losses on notes receivable during the year ended December 31, 2012:

(Dollars in thousands)
Balance at December 31, 2011	$41,396
Provision	(9,727)
Write-offs	(31,669)

Balance at December 31, 2012	$—

        During the six months ended June 30, 2013, we did not have any activity in our allowance for credit losses on notes receivable.

J. Debt Financings

        Our debt financing was comprised of the following at the respective dates:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Secured
Senior secured bonds	$3,900,000	$3,900,000
ECA and Ex-Im financings	1,972,707	2,193,229
Secured bank debt(a)	1,824,588	1,961,143
Institutional secured term loans	750,000	1,450,000
Less: Deferred debt discount	(5,550)	(15,125)

	8,441,745	9,489,247
Unsecured
Bonds and medium-term notes	13,884,497	13,890,747
Less: Deferred debt discount	(32,294)	(37,207)

	13,852,203	13,853,540

Total Senior Debt Financings	22,293,948	23,342,787
Subordinated Debt	1,000,000	1,000,000

	$23,293,948	$24,342,787

(a)
Of this amount, $182.3 million (2013) and $270.5 million (2012) is non-recourse to ILFC. These secured financings were incurred by VIEs and consolidated into our Condensed, Consolidated Financial Statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

J. Debt Financings (Continued)

        The following table presents information regarding the collateral pledged for our secured debt:

	As of June 30, 2013
	Debt Outstanding	Net Book Value of Collateral		Number of Aircraft
	(Dollars in thousands)
Senior secured bonds	$3,900,000	$6,323,464		174
ECA and Ex-Im Financings	1,972,707	5,539,535		121
Secured bank debt	1,824,588	2,653,355	(a)	61	(a)
Institutional secured term loans	750,000	1,486,780		52

Total	$8,447,295	$16,003,134		408

(a)
Amounts represent net book value of collateral and number of aircraft securing ILFC secured bank term debt. Amounts do not include assets securing AeroTurbine's secured revolving credit facility. AeroTurbine's credit facility, under which $308 million was drawn as of June 30, 2013, is secured by substantially all of the assets of AeroTurbine and the subsidiary guarantors.

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

        The indenture and the aircraft mortgage and security agreement governing the senior secured notes contain customary covenants that, among other things, restrict our and our restricted subsidiaries' ability to: (i) create liens; (ii) sell, transfer or otherwise dispose of the assets serving as collateral for the senior secured notes; (iii) declare or pay dividends or acquire or retire shares of our capital stock during certain events of default; (iv) designate restricted subsidiaries as non-restricted subsidiaries or designate non-restricted subsidiaries; and (v)make investments in or transfer assets to non-restricted subsidiaries. The indenture also restricts our and the subsidiary guarantors' ability to consolidate, merge, sell or otherwise dispose of all, or substantially all, of our assets.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

J. Debt Financings (Continued)

ECA Financings

        We entered into ECA facility agreements in 1999 and 2004 through certain direct and indirect wholly owned subsidiaries that have been designated as non-restricted subsidiaries under our indentures. The 1999 and 2004 ECA facilities were used to fund purchases of Airbus aircraft through 2001 and June 2010, respectively. Each aircraft purchased was financed by a ten-year fully amortizing loan. New financings are no longer available to us under either ECA facility.

        As of June 30, 2013, approximately $1.7 billion was outstanding under the 2004 ECA facility and no loans were outstanding under the 1999 ECA facility. The interest rates on the loans outstanding under the 2004 ECA facility are either fixed or based on LIBOR and ranged from 0.386% to 4.711% at June 30, 2013. The net book value of the aircraft purchased under the 2004 ECA facility was $4.0 billion at June 30, 2013. The loans are guaranteed by various European ECAs. We have collateralized the debt with pledges of the shares of wholly owned subsidiaries that hold title to the aircraft financed under the facilities. The 2004 ECA facility contains customary events of default and restrictive covenants.

        The 2004 ECA facility requires us to segregate security deposits, overhaul rentals and rental payments received under the leases related to the aircraft funded under the 2004 ECA facility (segregated rental payments are used to make scheduled principal and interest payments on the outstanding debt). The segregated funds are deposited into separate accounts pledged to and controlled by the security trustee of the 2004 ECA facility. At June 30, 2013 and December 31, 2012, respectively, we had segregated security deposits, overhaul rentals and rental payments aggregating $421.4 million and $405.4 million related to aircraft funded under the 2004 ECA facility. The segregated amounts fluctuate with changes in security deposits, overhaul rentals, rental payments and principal and interest payments related to the aircraft funded under the 2004 ECA facility. In addition, if a default resulting in an acceleration of the obligations under the 2004 ECA facility were to occur, pursuant to the cross-collateralization agreement described below, we would have to segregate lease payments, overhaul rentals and security deposits received after such acceleration event occurred from the leases relating to the aircraft funded under the 1999 ECA facility that remain as collateral, even though those aircraft are no longer subject to a loan at June 30, 2013.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

J. Debt Financings (Continued)

        On May 8, 2013, we amended our 2004 ECA facility, effective immediately. Prior to the amendment, we were subject to a financial covenant that may have been breached solely as a result of the application of purchase accounting in connection with the potential acquisition of our common stock by Jumbo Acquisition Limited. The amendment removed this covenant. In addition, the amendment made permanent the requirement to segregate funds and to register individual mortgages in local jurisdictions. Prior to the amendment, this requirement would have fallen away if our long-term debt ratings rose above a certain level.

Ex-Im Financings

        On December 19, 2012, we issued pre-funded amortizing notes with an aggregate principal amount outstanding of $287.0 million. The notes mature in January 2025 and scheduled principal payments commenced in April 2013. The notes are guaranteed by the Export-Import Bank of the United States and bear interest at a rate per annum equal to 1.492%. The funds were being held in a restricted cash account at December 31, 2012. During the six months ended June 30, 2013, we used the proceeds from the notes to finance two Boeing 777-300ER aircraft, which serve as collateral for the notes.

Secured Bank Debt

        2011 Secured Term Loan: On March 30, 2011, one of our non-restricted subsidiaries entered into a secured term loan agreement with lender commitments in the amount of approximately $1.3 billion, which was subsequently increased to approximately $1.5 billion. As of June 30, 2013, approximately $1.3 billion was outstanding under this agreement. The loan matures on March 30, 2018, and scheduled principal payments commenced in June 2012. The loan bears interest at LIBOR plus a margin of 2.75%, or, if applicable, a base rate plus a margin of 1.75%. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain wholly-owned subsidiaries of the subsidiary borrower. The security granted includes a portfolio of 54 aircraft, together with attached leases and all related equipment and the equity interests in certain SPEs that own the pledged aircraft and related equipment and leases. The 54 aircraft had an initial average appraised base value, as defined in the loan agreement, of approximately $2.4 billion, which equaled a loan-to-value ratio of approximately 65%.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

J. Debt Financings (Continued)

        AeroTurbine Revolving Credit Agreement:    AeroTurbine has a credit facility that expires on December 9, 2015 and, after the most recent amendment on February 23, 2012, provides for a maximum aggregate available amount of $430 million, subject to availability under a borrowing base calculated based on AeroTurbine's aircraft assets and accounts receivable. AeroTurbine has the option to increase the aggregate amount available under the facility by an additional $70 million, either by adding new lenders or allowing existing lenders to increase their commitments if they choose to do so. Borrowings under the facility bear interest determined, with certain exceptions, based on LIBOR plus a margin of 3.0%. AeroTurbine's obligations under the facility are guaranteed by ILFC on an unsecured basis and by AeroTurbine's subsidiaries (subject to certain exclusions) and are secured by substantially all of the assets of AeroTurbine and the subsidiary guarantors. The credit agreement contains customary events of default and covenants, including certain financial covenants. Additionally, the credit agreement imposes limitations on AeroTurbine's ability to pay dividends to us (other than dividends payable solely in common stock). As of June 30, 2013, AeroTurbine had approximately $308 million outstanding under the facility.

        Secured Commercial Bank Financings:    In May 2009, ILFC provided $39.0 million of subordinated financing to a non-restricted subsidiary. The entity used these funds and an additional $106.0 million borrowed from third parties to purchase an aircraft, which it leases to an airline. The loans had original maturity dates in May 2018 with interest rates based on LIBOR. On January 16, 2013, the non-restricted subsidiary repaid both loans in full. In connection with the prepayment of these loans, we recognized losses aggregating $1.7 million from the write off of unamortized deferred financing costs.

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

        In March 2012, one of our indirect non-restricted subsidiaries entered into a $203 million term loan facility that was used to finance seven Boeing 737-800s. The principal of each senior loan issued under the facility will partially amortize over six years, with the remaining principal payable at the maturity date. At June 30, 2013, approximately $182 million was outstanding and the average interest rate on the loans was 4.73%. The loans are non-recourse to ILFC except under limited circumstances and are secured by the purchased aircraft and lease receivables. The subsidiary borrower can voluntarily prepay the loans at any time subject to a 2% prepayment fee prior to March 30, 2014 and a 1% prepayment fee between March 30, 2014 and March 30, 2015. On March 29, 2013, we amended certain financial covenants under our $203 million term loan facility. The subsidiary borrower under the $203 million term loan facility is prohibited from: (i) incurring additional debt; (ii) incurring additional capital expenditures; (iii) hiring employees; and (iv) negatively pledging the assets securing the facility.

Institutional Secured Term Loans

        In 2012, we entered into the following term loans:

  •
  Secured Term Loan 2012-1: On February 23, 2012, one of our indirect, wholly owned subsidiaries entered into a secured term loan agreement in the amount of $900 million. The loan matures on

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

J. Debt Financings (Continued)

    June 30, 2017, and initially bore interest at LIBOR plus a margin of 4.0% with a 1.0% LIBOR floor, or, if applicable, a base rate plus a margin of 3.0%. On April 5, 2013, we amended this secured term loan and simultaneously prepaid $150 million of the outstanding principal amount. In connection with the partial prepayment of this secured term loan, we recognized losses aggregating approximately $2.9 million from the write-off of unamortized deferred financing costs. The remaining outstanding principal amount of $750 million now bears interest at an annual rate of LIBOR plus 2.75%, with a LIBOR floor of 0.75%, or, if applicable, a base rate plus a margin of 1.75%. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain wholly owned subsidiaries of the subsidiary borrower. The security granted includes the equity interests in certain SPEs of the subsidiary borrower that have been designated as non-restricted under our indentures. The SPEs initially held title to 62 aircraft and all related equipment and leases with an average appraised base value, as defined in the loan agreement, of approximately $1.66 billion as of December 31, 2011, equaling an initial loan-to-value ratio of approximately 54%. After giving effect to the amendment, certain collateral that had served as security for the secured term loan was released, and the SPEs now collectively own a portfolio of 52 aircraft and the related equipment and leases, with an average appraised base value as of December 31, 2012, resulting in a loan-to-value ratio of approximately 55%. The loan requires a loan-to-value ratio of no more than 63%. If the subsidiary borrower does not maintain compliance with the maximum loan-to-value ratio, it will be required to prepay a portion of the loan, deposit an amount in the cash collateral account or transfer additional aircraft to SPEs, subject to certain concentration criteria, so that the ratio is equal to or less than the maximum loan-to-value ratio. The principal of the loan is payable in full at maturity with no scheduled amortization. We can voluntarily prepay the loan at any time, but if we voluntarily prepay any portion of the loan prior to October 5, 2013, we may be subject to a 1% prepayment penalty under certain circumstances. The loan contains customary covenants and events of default, including covenants that limit the ability of the subsidiary borrower and its subsidiaries to incur additional indebtedness and create liens, and covenants that limit the ability of ILFC, the subsidiary borrower and its subsidiaries to consolidate, merge or dispose of all or substantially all of their assets and enter into transactions with affiliates.

  •
  Secured Term Loan 2012-2: On April 12, 2012, one of our indirect, wholly owned subsidiaries entered into a secured term loan agreement in the amount of $550 million. The loan had an original maturity date of April 12, 2016, and bore interest at LIBOR plus a margin of 3.75% with a 1% LIBOR floor. The obligations of the subsidiary borrower were guaranteed on an unsecured basis by ILFC and on a secured basis by certain wholly owned subsidiaries of the subsidiary borrower. The security granted included the equity interests in certain SPEs of the subsidiary borrower that had been designated as non-restricted under our indentures and that held title to 35 aircraft and all related equipment and leases with an average initial appraised base value, as defined in the loan agreement, of approximately $1.0 billion. The $1.0 billion equaled an initial loan-to-value ratio of approximately 55%. The principal of the loan was payable in full at maturity with no scheduled amortization. We prepaid this loan in full on May 30, 2013, and in connection with the prepayment, we recognized losses aggregating approximately $12.3 million from the write-off of unamortized deferred discount and financing costs.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

J. Debt Financings (Continued)

Unsecured Bonds and Medium-Term Notes

        Shelf Registration Statement:    We have an effective shelf registration statement filed with the SEC. We have an unlimited amount of debt securities registered for sale under the shelf registration statement.

        At June 30, 2013, we had issued unsecured notes with an aggregate principal amount outstanding of approximately $11.1 billion under our current and previous shelf registration statements, including $750 million of 3.875% notes due 2018 and $500 million of 4.625% notes due 2021, each issued in March 2013, and $550 million of floating rate notes due 2016, issued in May 2013 and bearing interest at 3-month LIBOR plus a margin of 1.95%, with the interest rate resetting quarterly. The debt securities outstanding under our shelf registration statements mature through 2022 and the fixed rate notes bear interest at rates that range from 3.875% to 8.875%. The notes are not subject to redemption prior to their stated maturity and there are no sinking fund requirements.

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

Unsecured Revolving Credit Agreement

        2012 Credit Facility:    On October 9, 2012, we entered into a $2.3 billion three-year unsecured revolving credit facility with a group of 10 banks that expires on October 9, 2015. Our revolving credit facility provides for interest rates based on either a base rate or LIBOR plus a margin, currently 2.0%, determined by reference to our ratio of consolidated indebtedness to shareholders' equity. The credit agreement contains customary events of default and restrictive covenants that, among other things, limit our ability to incur liens and transfer or sell assets. The credit agreement also contains financial covenants that require us to maintain a minimum interest coverage ratio and a maximum ratio of consolidated indebtedness to shareholders' equity. As of June 30, 2013, we had not drawn on our revolving credit facility.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

J. Debt Financings (Continued)

        On April 1, 2013, we amended certain financial covenants under our $2.3 billion three-year unsecured revolving credit facility, effective upon completion of the potential sale of our common stock to Jumbo Acquisition Limited. Following completion of this potential sale, we will apply purchase accounting which will adjust the carrying value of our assets and liabilities to their fair values at the time the sale closes. The amendments to the financial covenants are intended to prevent us from violating such covenants solely as a result of the application of purchase accounting.

Subordinated Debt

        In December 2005, we issued two tranches of subordinated debt totaling $1.0 billion. Both tranches mature on December 21, 2065. The $400 million tranche has a call option date of December 21, 2015. We can call the $600 million tranche at any time. The interest rate on the $600 million tranche is a floating rate with a margin of 1.55% plus the highest of (i) 3-month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. The interest rate resets quarterly and at June 30, 2013, the interest rate was 4.96%. The $400 million tranche has a fixed interest rate of 6.25% until the 2015 call option date, and if we do not exercise the call option, the interest rate will change to a floating rate, reset quarterly, based on a margin of 1.80% plus the highest of (i) 3-month LIBOR; (ii)  10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. If we choose to redeem the $600 million tranche, we must pay 100% of the principal amount of the bonds being redeemed, plus any accrued and unpaid interest to the redemption date. If we choose to redeem only a portion of the outstanding bonds, at least $50 million principal amount of the bonds must remain outstanding.

        Under the terms of the subordinated debt, failure to comply with financial tests requiring a minimum ratio of equity to total managed assets and a minimum fixed charge coverage ratio will result in a "mandatory trigger event". If a mandatory trigger event occurs and we are unable to raise sufficient capital through capital contributions from AIG or the sale of our stock (in the manner permitted by the terms of the subordinated debt) to cover the next interest payment on the subordinated debt, a "mandatory deferral event" will occur. If a mandatory deferral event occurs, we would be required to defer all interest payments on the subordinated debt and be prohibited from paying cash dividends on our capital stock (including our market auction preferred stock) until we are in compliance with both financial tests or have raised sufficient capital to pay all accumulated and unpaid interest on the subordinated debt. Mandatory trigger events and mandatory deferral events are not events of default under the indenture governing the subordinated debt.

        On July 25, 2013, we amended the financial tests in both tranches of subordinated debt after a majority of the holders of the subordinated debt consented to such amendments. The financial tests were amended by (i) replacing the definition of "Tangible Equity Amount" used in calculating our ratio of equity to total managed assets with a definition for "Total Equity Amount" that does not exclude intangible assets from our total stockholders' equity as reflected on our consolidated balance sheet, and (ii) amending the calculation of the earnings portion of our minimum fixed charge coverage ratio by replacing the definition of "Adjusted Earnings Before Interest and Taxes" used in calculating such ratio with a definition for "Adjusted EBITDA" that excludes, among other items, interest, taxes, depreciation, amortization, all impairment charges and loss on extinguishment of debt. These amendments make it less likely that we will fail to comply with such financial tests.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

J. Debt Financings (Continued)

Loss on Extinguishment of Debt

        2013.    During the six months ended June 30, 2013, we prepaid in full our $550 million secured term loan originally scheduled to mature in April 2016, the total outstanding under both tranches of the $106.0 million secured financing, and the total outstanding under the $55.4 million secured financing, and prepaid $150 million of the outstanding principal amount of our secured term loan due June 30, 2017. In connection with these prepayments, we recognized charges aggregating $17.7 million from the write off of unamortized deferred financing costs and deferred debt discount.

        2012.    During the six months ended June 30, 2012, we prepaid the remaining $456.9 million outstanding under our secured credit facility dated October 13, 2006 and the $750 million outstanding under our secured term loan entered into in 2010, and we refinanced our $550 million secured term loan at a lower interest rate. In connection with these prepayments, we recognized charges aggregating $22.9 million from the write off of unamortized deferred financing costs and deferred debt discount.

K. Security Deposits on Aircraft, Deferred Overhaul Rentals and Other Customer Deposits

        As of June 30, 2013 and December 31, 2012, Security deposits, deferred overhaul rentals and other customer deposits were comprised of:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Security deposits paid by lessees	$1,200,997	$1,115,213
Deferred overhaul rentals	854,034	754,175
Rents received in advance and Straight-line rents	449,390	453,837
Other customer deposits	231,580	201,756

Total	$2,736,001	$2,524,981

L. Commitments and Contingencies

        At June 30, 2013, we had committed to purchase 281 new aircraft (of which 13 are through sale-leaseback transactions), three used aircraft from third parties, and nine new spare engines scheduled for delivery through 2022. Subsequent to June 30, 2013, we contracted with Embraer S.A. to purchase 50 E-Jets E2 aircraft scheduled for delivery through 2022, and agreed with Airbus to purchase up to 15 A321 aircraft scheduled for delivery through 2015, subject to meeting certain conditions, that are committed for lease to a single airline. Our aggregate estimated total remaining payments for these 346 new aircraft, three used aircraft and nine spare engines (including adjustment for anticipated inflation) was approximately $22.4 billion, at July 24, 2013. These commitments to purchase new aircraft and engines, other than the sale-leaseback transactions, are based upon agreements with each of Boeing, Airbus, Embraer and Pratt and Whitney. In addition, AeroTurbine has agreed to purchase five used aircraft and three engines under other flight equipment purchase agreements for an aggregate purchase commitment of $77.1 million.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

L. Commitments and Contingencies (Continued)

Guarantees

  •
  Asset Value Guarantees:  We provide guarantees on a portion of the residual value of certain aircraft to financial institutions and other third parties for fees. As of June 30, 2013, we provided 13 such guarantees that had not yet been exercised. These guarantees expire at various dates through 2023 and generally obligate us to pay the shortfall between the fair market value and the guaranteed value of the aircraft and provide us with an option to purchase the aircraft for the guaranteed value. We have also been called upon to perform under five such guarantees and, as a result, we purchased two used aircraft during the six months ended June 30, 2013 and expect to purchase another three such aircraft during the remainder of 2013. At June 30, 2013, the total reserves related to these guarantees, both exercised and unexercised, aggregated $31.6 million. At June 30, 2013, the maximum aggregate potential commitment that we were obligated to pay under the 13 unexercised guarantees, without any offset for the projected value of the aircraft or other features that may limit our exposure, was approximately $330.6 million.

  •
  Aircraft Loan Guarantees:  We guarantee one loan collateralized by an aircraft. The guarantee expires in 2014, when the loan matures, and obligates us to pay an amount up to the guaranteed value upon the default of the borrower, which will be offset by a portion of the underlying value of the aircraft collateral. At June 30, 2013, the guaranteed value, without any offset for the projected value of the aircraft, was approximately $5.8 million.

        Management regularly reviews the underlying values of the aircraft collateral to determine our exposure under asset value guarantees and aircraft loan guarantees. We recorded provisions for losses on asset value guarantees of $6.6 million related to two asset value guarantees during the six months ended June 30, 2013. We did not record any provisions for losses on asset value guarantees during the three months ended June 30, 2013. The carrying balance of guarantees of $35.9 million, which consists of unamortized deferred premiums and reserves, is included in Accrued interest and other payables on our Condensed, Consolidated Balance Sheets.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

M. Variable Interest Entities

        Our leasing and financing activities require us to use many forms of SPEs to achieve our business objectives and we have participated to varying degrees in the design and formation of these SPEs. The majority of these entities are wholly owned; we are the primary or only variable interest holder, we are the only decision maker and we guarantee all the activities of the entities. However, these entities meet the definition of a VIE because they do not have sufficient equity to operate without our subordinated financial support in the form of intercompany notes and loans which serve as equity. We have a variable interest in other entities in which we have determined that we are the PB, because we control and manage all aspects of the entities, including directing the activities that most significantly affect these entities' economic performance, and we absorb the majority of the risks and rewards of these entities. We consolidate these entities into our Condensed, Consolidated Financial Statements and the related aircraft are included in Flight equipment and the related borrowings are included in Secured debt financings on our Condensed, Consolidated Balance Sheets.

        We have variable interests in the following entities, in which we have determined we are not the PB because we do not have the power to direct the activities that most significantly affect the entity's economic performance: (i) one entity that we have previously sold aircraft to and for which we manage 18 aircraft, in which our variable interest consists of the servicing fee we receive for the management of 18 aircraft; and (ii) two affiliated entities we sold aircraft to in 2003 and 2004, which aircraft we continue to manage, in which our variable interests consist of the servicing fee we receive for the management of those aircraft. These two affiliated entities, for which we manage aircraft, are consolidated into AIG's financial statements. We do not have any future material liquidity obligations to any of these entities.

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

June 30, 2013

(Unaudited)

N. Fair Value Measurements (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table presents our assets and liabilities measured at fair value on a recurring basis, categorized using the fair value hierarchy described above:

	Level 1	Level 2		Level 3	Counterparty Netting	Total
	(Dollars in thousands)
June 30, 2013
Derivative assets	$—	$—		$—	$—	$—
Derivative liabilities	—	(13,982)	(a)	—	—	(13,982)

Total	$—	$(13,982)		$—	$—	$(13,982)

December 31, 2012
Derivative assets	$—	$54		$—	$—	$54 (b)
Derivative liabilities	—	(20,933)	(a)	—	—	(20,933)

Total	$—	$(20,879)		$—	$—	$(20,879)

(a)
The balance includes CVA and MVA adjustments of $0.1 million and $0.3 million as of June 30, 2013 and December 31, 2012, respectively.

(b)
Derivative assets are presented in Lease receivables and other assets on the Condensed, Consolidated Balance Sheet.

        At June 30, 2013 our derivative portfolio consisted of interest rate swap contracts and at December 31, 2012, our derivative portfolio consisted of interest rate swap and interest rate cap contracts. The fair value of these instruments are based upon a model that employs current interest and volatility rates, as well as other observable inputs as applicable. As such, the valuation of these instruments is classified as Level 2.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

N. Fair Value Measurements (Continued)

        We recognized impairment charges and fair value adjustments for the six months ended June 30, 2013 and 2012, as provided in Note G—Aircraft Impairment Charges on Flight Equipment Held for Use and Note H—Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed.

        The following table presents the effect on our Condensed, Consolidated Financial Statements as a result of the non-recurring impairment charges and fair value adjustments recorded to flight equipment during the six months ended June 30, 2013:

	Book Value at December 31, 2012	Impairment Charges	Reclassifications and Other Adjustments	Sales	Depreciation	Book Value at June 30, 2013
	(Dollars in thousands)
Flight equipment	$470,168	$(162,476)	$(189,765)	$(15,612)	$(22,516)	$79,799
Flight equipment held for sale	—	—	162,250	—	—	162,250
Lease receivables and other assets	1,500	(349)	15,632	(4,592)	—	12,191
Net investment in finance and sales-type leases	—	—	6,689 (a)	—	—	6,689

Total	$471,668	$(162,825)	$(5,194)	$(20,204)	$(22,516)	$260,929

(a)
Includes collections and security deposits applied against the finance and sales-type leases.

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

June 30, 2013

(Unaudited)

N. Fair Value Measurements (Continued)

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

	Fair Value at June 30, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
(Dollars in millions)
Flight Equipment(a)	$228	Income Approach	Discount Rate	8.0%

			Remaining Holding Period	0-9 years (1 year)
			Present Value of Non-Contractual Cash Flows as a Percentage of Fair Value	0-100% (23%)

(a)
Includes Flight equipment for which non-recurring impairment charges and fair value adjustments were recorded during the three months ended June 30, 2013.

Sensitivity to Changes in Unobservable Inputs

        We consider unobservable inputs to be those for which market data is not available and that we develop using the best information available to us related to assumptions market participants use when pricing the asset or liability. Relevant inputs vary depending on the nature of the asset or liability being measured at fair value. The effect of a change in a particular assumption is considered independently of changes in any other assumptions. In practice, simultaneous changes in assumptions may not always have a linear effect on inputs.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

O. Derivative Financial Instruments

        We use derivatives to manage exposures to interest rate and foreign currency risks. At June 30, 2013, we had interest rate swap agreements entered into with a related counterparty that mature through 2015. During the six months ended June 30, 2013, we also had two interest rate cap agreements with an unrelated counterparty in connection with a secured financing transaction that were scheduled to mature in 2018. We prepaid the debt related to our interest rate cap agreements and terminated our interest rate cap agreements during the six months ended June 30, 2013.

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

        All of our interest rate swap agreements are subject to a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. Our interest rate swap agreements are recorded at fair value on our balance sheet in Derivative liabilities (see Note N—Fair Value Measurements). All of our derivatives were in a liability position at June 30, 2013. Our interest rate cap agreements at December 31, 2012 were recorded at fair value and included in Lease receivables and other assets. Our derivative contracts do not have any credit risk related contingent features and we are not required to post collateral under any of our existing derivative contracts.

        Derivatives have notional amounts, which generally represent amounts used to calculate contractual cash flows to be exchanged under the contract. The following table presents notional and fair values of derivatives outstanding at the following dates:

	Asset Derivatives		Liability Derivatives
	Notional Value	Fair Value	Notional Value	Fair Value
	(Dollars in thousands)
June 30, 2013
Derivatives designated as hedging instruments:
Interest rate swap agreements(a)	$—	$—	$263,727	$(13,982)

Total derivatives		$—		$(13,982)

December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swap agreements(a)	$—	$—	$336,125	$(20,933)
Derivatives not designated as hedging instruments:
Interest rate cap agreements(b)	$65,985	$54	$—	$—

Total derivatives		$54		$(20,933)

(a)
Converts floating interest rate debt into fixed rate debt.

(b)
Derivative assets are presented in Lease receivables and other assets on the Condensed, Consolidated Balance Sheet.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

O. Derivative Financial Instruments (Continued)

        We recorded the following in OCI related to derivative instruments designated as hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
Gain (Loss)	2013	2012	2013	2012
	(Dollars in thousands)
Effective portion of change in fair market value of derivatives:
Interest rate swap agreements(a)(b)	$3,176	$4,283	$6,415	$3,440
Amortization of balances of de-designated hedges and other adjustments	283	283	565	565
Income tax effect	(1,221)	(1,614)	(2,464)	(1,312)

Net changes in cash flow hedges, net of taxes	$2,238	$2,952	$4,516	$2,693

(a)
Includes $(14) and $44 of combined CVA and MVA for the three months ended June 30, 2013 and 2012, respectively, and $(249) and $(4,918) of combined CVA and MVA for the six months ended June 30, 2013 and 2012, respectively.

(b)
Includes the following amounts for the following periods:

Three months ended June 30, 2013 and 2012:    (i) effective portion of the unrealized gain or (loss) on derivative position recorded in OCI of $(31) and $(314), respectively, and (ii) amounts reclassified from AOCI primarily into interest expense when cash payments were made or received on qualifying cash flow hedges of $3,207 and $4,597, respectively.

Six months ended June 30, 2013 and 2012:    (i) effective portion of the unrealized gain or (loss) on derivative position recorded in OCI of $(288) and $(6,238), respectively, and (ii) amounts reclassified from AOCI primarily into interest expense when cash payments were made or received on qualifying cash flow hedges of $6,703 and $9,678, respectively.

        We estimate that within the next twelve months, we will amortize into earnings approximately $(10.3) million of the pre-tax balance in AOCI under cash flow hedge accounting in connection with our program to convert debt from floating to fixed interest rates.

        The following table presents the effect of derivatives recorded in Other Expenses on the Condensed, Consolidated Statements of Income:

	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)(a)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Derivatives Designated as Cash Flow Hedges:
Interest rate swap agreements	$(14)	$(22)	$(30)	$(45)
Derivatives Not Designated as a Hedge:
Interest rate cap agreements	—	89	61	194
Reconciliation to Condensed, Consolidated Statements of Income:
Reclassification of amounts de-designated as hedges recorded in AOCI	(283)	(283)	(565)	(565)

Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	$(297)	$(216)	$(534)	$(416)

(a)
All components of each derivative's gain or loss were included in the assessment of effectiveness.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

P. Fair Value Disclosures of Financial Instruments

        The carrying amounts and fair values (as well as the level within the fair value hierarchy to which the valuation relates) of our financial instruments are as follows:

	Estimated Fair Value				Carrying Amount of Asset (Liability)
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
June 30, 2013
Cash, including restricted cash	285,057	2,850,122 (a)	$—	$3,135,179	$3,135,179
Notes receivable	—	21,002	—	21,002	19,105
Debt financing (including subordinated debt)	(19,941,691)	(4,413,313)	—	(24,355,004)	(23,293,948)
Derivative assets	—	—	—	—	—
Derivative liabilities	—	(13,982)	—	(13,982)	(13,982)
Guarantees	—	—	(38,698)	(38,698)	(35,861)
December 31, 2012
Cash, including restricted cash	$605,410	$3,117,565 (a)	$—	$3,722,975	$3,722,975
Notes receivable	—	23,175	—	23,175	23,181
Debt financing (including subordinated debt)	(18,822,645)	(7,160,408)	—	(25,983,053)	(24,342,787)
Derivative assets	—	54	—	54	54
Derivative liabilities	—	(20,933)	—	(20,933)	(20,933)
Guarantees	—	—	(51,947)	(51,947)	(49,268)

(a)
Includes restricted cash of $435.9 million (2013) and $695.4 million (2012).

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

        Debt Financing:    Quoted prices are used where available. The fair value of our long-term unsecured fixed-rate debt is estimated using a discounted cash flow analysis, based on our spread to U.S. Treasury bonds for similar debt. The fair value of our long-term unsecured floating rate debt is estimated using a discounted cash flow analysis based on credit default spreads. The fair value of our long-term secured debt is estimated using discounted cash flow analysis based on credit default spreads.

        Derivatives:    Fair values were based on the use of a valuation model that utilizes, among other things, current interest, foreign exchange and volatility rates, as applicable.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

P. Fair Value Disclosures of Financial Instruments (Continued)

        Guarantees:    Guarantees are included in Accrued interest and other payables on our Condensed, Consolidated Balance Sheets. Fair value is determined by reference to the underlying aircraft and guarantee amount.

Q. Accumulated Other Comprehensive (Loss) Income

        The following table presents other comprehensive income reclassification adjustments:

	Three Months Ended June 30, 2013				Six Months Ended June 30, 2013
	Gains and losses on cash flow hedges	Unrealized gains and losses on available- for-sale securities	Total		Gains and losses on cash flow hedges	Unrealized gains and losses on available- for-sale securities	Total
	(Dollars in thousands)				(Dollars in thousands)
Balance at March 31, 2013	$(10,653)	$624	$(10,029)	Balance at December 31, 2012	$(12,931)	$440	$(12,491)
Other comprehensive (loss) income before reclassifications	3,162	(167)	2,995	Other comprehensive (loss) income before reclassifications	6,385	117	6,502
Amounts reclassified from AOCI	297	—	297	Amounts reclassified from AOCI	595	—	595
Income tax effect	(1,221)	59	(1,162)	Income tax effect	(2,464)	(41)	(2,505)

Net increase (decrease) in other comprehensive income (loss)	2,238	(108)	2,130	Net increase in other comprehensive income (loss)	4,516	76	4,592

Balance at June 30, 2013	$(8,415)	$516	$(7,899)	Balance at June 30, 2013	$(8,415)	$516	$(7,899)

	Three Months Ended June 30, 2012				Six Months Ended June 30, 2012
	Gains and losses on cash flow hedges	Unrealized gains and losses on available- for-sale securities	Total		Gains and losses on cash flow hedges	Unrealized gains and losses on available- for-sale securities	Total
	(Dollars in thousands)				(Dollars in thousands)
Balance at March 31, 2012	$(20,022)	$121	$(19,901)	Balance at December 31, 2011	$(19,763)	$127	$(19,636)
Other comprehensive (loss) income before reclassifications	4,261	(9)	4,252	Other comprehensive (loss) income before reclassifications	3,395	(17)	3,378
Amounts reclassified from AOCI	305	—	305	Amounts reclassified from AOCI	610	—	610
Income tax effect	(1,614)	3	(1,611)	Income tax effect	(1,312)	5	(1,307)

Net increase (decrease) in other comprehensive income (loss)	2,952	(6)	2,946	Net increase (decrease) in other comprehensive income (loss)	2,693	(12)	2,681

Balance at June 30, 2012	$(17,070)	$115	$(16,955)	Balance at June 30, 2012	$(17,070)	$115	$(16,955)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

Q. Accumulated Other Comprehensive (Loss) Income (Continued)

        The following table presents the classification and amount of reclassifications from AOCI to the Condensed Consolidated Statement of Income:

	Three Months Ended		Six Months Ended
					Condensed, Consolidated Statement of Income Classification
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(Dollars in thousands)
Cash flow hedges
Interest rate swap agreements	$(14)	$(22)	$(30)	$(45)	Other expenses
Reclassification of amounts de-designated as hedges recorded in AOCI	(283)	(283)	(565)	(565)	Other expenses

	(297)	(305)	(595)	(610)
Available-for-sale securities
Realized gains and losses on available-for-sale securities	—	—	—	—	Selling, general and administrative

	—	—	—	—
Total reclassifications	$(297)	$(305)	$(595)	$(610)

R. Subsequent Events

        Embraer Commitments:    On July 17, 2013, we finalized our order for the purchase of 50 E-Jets E2 aircraft from Embraer, including 25 E190-E2 and 25 E195-E2. This order also includes options to purchase an additional 50 such aircraft, and marks the introduction of the E-Jets aircraft to our fleet. Deliveries of the E-Jets E2 aircraft are expected to begin in 2018 and complete in 2022.

        Airbus Commitments:    On July 19, 2013, we agreed with Airbus to purchase up to 15 A321 aircraft scheduled for delivery through 2015, subject to meeting certain conditions, that are committed for lease to a single airline.

        Subordinated Debt:    On July 25, 2013, we amended certain financial tests in both tranches of our subordinated debt after a majority of the holders of the subordinated debt consented to such amendments. The financial tests were amended by (i) replacing the definition of "Tangible Equity Amount" used in calculating our ratio of equity to total managed assets with a definition for "Total Equity Amount" that does not exclude intangible assets from our total stockholders' equity as reflected on our consolidated balance sheet, and (ii) amending the calculation of the earnings portion of our minimum fixed charge coverage ratio by replacing the definition of "Adjusted Earnings Before Interest and Taxes" used in calculating such ratio with a definition for "Adjusted EBITDA" that excludes, among other items, interest, taxes, depreciation, amortization, all impairment charges and loss on extinguishment of debt. These amendments make it less likely that we will fail to comply with such financial tests. See Note J—Debt Financings—Subordinated Debt.

        Potential Sale to Jumbo Acquisition Limited:    As of August 13, 2013, the closing of our potential sale to Jumbo Acquisition Limited had not occurred. See Note A—Basis of Preparation.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-looking Information

        This quarterly report on Form 10-Q and other publicly available documents may contain or incorporate statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, our potential sale to Jumbo Acquisition Limited, the state of the airline industry, our access to the capital markets, our ability to restructure leases and repossess aircraft, the structure of our leases, regulatory matters pertaining to compliance with governmental regulations and other factors affecting our financial condition or results of operations. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and "should," and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, economic and business conditions, which will, among other things, affect demand for aircraft, availability and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives, and environmental and safety requirements, as well as the factors discussed under the headings "Part I—Item 1A. Risk Factors," in our 2012 Annual Report on Form 10-K. We do not intend and undertake no obligation to update any forward-looking information to reflect actual results or future events or circumstances.

Overview

        We are the world's largest independent aircraft lessor, measured by number of owned aircraft, with approximately 1,000 owned or managed aircraft. As of June 30, 2013, we owned 910 aircraft in our leased fleet and four additional aircraft in AeroTurbine's leased fleet, with an aggregate net book value of approximately $34.0 billion. The weighted average age of our fleet, weighted by the net book value of our aircraft, was 8.5 years at June 30, 2013. We had 15 additional aircraft in the fleet classified as finance and sales-type leases and we also provided fleet management services for 77 aircraft. Our fleet features popular aircraft types, including both narrowbody and widebody aircraft. In addition to our existing fleet, as of June 30, 2013, we had commitments to purchase 281 new aircraft, with delivery dates through 2020, including 13 through sale-leaseback transactions. The commitments to purchase 281 new aircraft include 50 Airbus A320neo family aircraft for which we exercised our rights to purchase during the three months ended June 30, 2013. As of June 30, 2013, we had total commitments to purchase 150 Airbus A320neo family aircraft, 20 Airbus A350 aircraft, 73 Boeing 787 aircraft, and 38 Boeing 737-800 aircraft. Subsequent to June 30, 2013, we contracted with Embraer S.A. to purchase 50 E-Jets E2 aircraft scheduled for delivery through 2022, with rights to purchase an additional 50 such aircraft, marking our introduction of the E-Jets aircraft to our fleet, and we also agreed with Airbus to purchase up to 15 A321 aircraft scheduled for delivery through 2015, subject to meeting certain conditions, that are committed for lease to a single airline. In addition, we have committed to purchase three used aircraft from third parties. We intend to continue to complement our orders from aircraft manufacturers with opportunistic acquisitions of additional aircraft from third parties, which may include sale-leaseback transactions with airlines. We balance the benefits of holding and leasing our aircraft and selling or parting-out the aircraft depending on economics, opportunities and risks.

        Under the terms of our leases, the lessee is generally responsible for all operating expenses, which customarily include maintenance, fuel, crews, airport and navigation charges, taxes, licenses, aircraft registration and insurance premiums. We, however, generally contribute to the first major maintenance event a lessee incurs during the lease of a used aircraft and, if an aircraft is returned due to a lessee ceasing operations or failing to meet its obligations under a lease, we may incur costs to repossess and prepare the aircraft for re-lease. Our leases are generally for a fixed term, although they may include early termination rights or extension options. Our leases require all non-contingent payments to be made in advance and our leases are predominantly denominated in U.S. dollars. Our lessees are generally required to continue to make lease payments under all circumstances, including periods during which the aircraft is not in operation due to maintenance or grounding. We typically contract to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term due to exceptional circumstances, we have generally been able to re-lease the aircraft within two to six months of their return. The weighted average lease term remaining on our current leases, weighted by net book value of our aircraft, was 4.0 years as of June 30, 2013.

        In addition to our leasing activities, we provide fleet management services to investors or owners of aircraft portfolios for a management fee. Through our wholly-owned subsidiary AeroTurbine, we provide engine leasing, certified aircraft engines, airframes, engine parts and supply chain solutions and possess the capabilities to disassemble aircraft and engines into parts. These capabilities allow us to maximize the value of our aircraft and engines across their complete life cycle and offer an integrated value proposition to our airline customers as they transition out aging aircraft. At times we also sell aircraft from our leased aircraft fleet to other leasing companies, financial services companies, and airlines. In limited cases, we have also provided asset value guarantees and aircraft loan guarantees to buyers of aircraft or to financial institutions for a fee.

        We operate our business on a global basis, deriving approximately 93% of our revenues from airlines outside of the United States. As of June 30, 2013, we had 905 aircraft leased under operating leases to 172 customers in 79 countries, with no lessee accounting for more than 10% of lease revenue for the six months ended June 30, 2013. At June 30, 2013, our operating lease portfolio included five aircraft not subject to a signed lease agreement or a signed letter of intent. One of these five aircraft was subsequently leased, one aircraft is likely to be parted out and the remaining three aircraft are currently being remarketed for lease. As of June 30, 2013, we had 34 aircraft that were subject to leases expiring during the remainder of 2013, 19 of which are not yet subject to a signed lease agreement or a signed letter of intent following the expiration of their current leases. Of these 19 aircraft, 11 may be parted out or sold but did not meet the criteria for being classified as held for sale. If the current customers of the remaining eight aircraft do not extend these leases, we will be required to find new customers for these aircraft. Our results of operations are affected by a variety of factors, primarily:

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

  •
  our ability to fund our business.

        Recent challenges in the global economy, including uncertainties related to the Euro zone, political uncertainty in the Middle East, and sustained higher fuel prices, have negatively impacted many airlines' profitability, cash flows and liquidity. We had six aircraft on lease with Kingfisher Airlines when it ceased operations in late 2012. We have been successful in deregistering all six of these aircraft and exporting three of the aircraft out of India. However, we are experiencing difficulties in exporting the remaining three aircraft as a result of bureaucratic and regulatory obstacles. The aircraft remaining in India have been removed from Kingfisher Airlines' possession.

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

        Despite the current difficulties in the global economy, we are optimistic about the long-term future of air transportation and the growing role that the leasing industry and ILFC, in particular, will play in commercial air transport. At July 24, 2013, we had signed leases for all of our 42 new aircraft deliveries through 2014. We have contracted with Airbus, Boeing, and Embraer to purchase new fuel-efficient aircraft with delivery dates through 2022. These aircraft are in high demand from our airline customers. In many cases, we have delivery positions for the most modern and fuel-efficient aircraft earlier than the airlines can obtain such aircraft from the manufacturers. At June 30, 2013, we had agreements to purchase 13 new aircraft from airlines through sale-leaseback transactions with scheduled delivery dates in 2013 and 2014. We believe that, with respect to our used aircraft, we have the market reach, visibility and understanding to move our aircraft across jurisdictions to best deploy our aircraft with the world's airlines. We are focused on increasing our presence in frontier and emerging markets that have high potential for passenger growth and other markets that have significant demand for new aircraft. We have assembled a highly skilled and experienced management team and have secured sufficient liquidity to manage through expected market volatility. We have also demonstrated strong and sustainable financial performance through most airline industry cycles. For these reasons, we believe that we are well positioned to manage the current cycle and over the long-term.

Financial Overview

        Our income before income taxes for the three and six months ended June 30, 2013 decreased by $48.2 million and $135.7 million, respectively, as compared to the same periods in 2012, primarily due to a decrease in revenues from rental of flight equipment. The decrease in revenues from rental of flight equipment was mainly due to lower lease rates on aircraft that were re-leased or had lease rates change, a decrease in net overhaul rentals recognized, and a decrease in the average number of aircraft in our fleet.

        See "—Results of Operations" herein for a detailed discussion of our results.

Capital Resources and Liquidity Developments

        Significant capital resources and liquidity developments for the six months ended June 30, 2013 include:

  •
  issuances of $750 million of unsecured 3.875% notes due 2018 and $500 million of unsecured 4.625% notes due 2021;

  •
  the issuance of $550 million of unsecured floating rate notes due 2016, bearing interest at 3-month LIBOR plus a margin of 1.95%;

  •
  prepayment in full of our $550 million secured term loan originally scheduled to mature in April 2016, which was bearing interest at LIBOR plus a margin of 3.75%; and

  •
  partial prepayment and amendment of our secured term loan due June 30, 2017, reducing the outstanding principal amount from $900 million to $750 million and lowering the interest rate to LIBOR plus a margin of 2.75%, with a LIBOR floor of 0.75%, from the initial interest rate of LIBOR plus a margin of 4.0% with a 1.0% LIBOR floor.

Recent Developments Relating to Potential Sale to Jumbo Acquisition Limited

        On December 9, 2012, AIG, AIG Capital Corporation, a wholly owned direct subsidiary of AIG and the sole shareholder of us (the "Seller"), and Jumbo Acquisition Limited (the "Purchaser") entered into a definitive agreement (the "Share Purchase Agreement") for the sale of 80.1% of our common stock for approximately $4.2 billion in cash. The Share Purchase Agreement permitted the Purchaser to elect to purchase an additional 9.9% of our common stock for $522.5 million (the "Option"). On July 15, 2013, the Purchaser delivered notice that it intended to exercise the Option, raising the size of the total purchase to 90.0% of our common stock. On June 15, 2013, AIG, Seller and Purchaser entered into an amendment (the "Amendment") to the Share Purchase Agreement. The Amendment extended to July 31, 2013, the date on which any of AIG, Seller or Purchaser may terminate the Share Purchase Agreement, as amended, if the closing of the transaction had not yet occurred. Under the Amendment, AIG and Seller may pursue (but not enter into definitive documentation for, or consummate) other offers for us and may continue to pursue (but not engage in widespread solicitation of orders for, or request effectiveness of) the alternative of a public offering.

        As of August 13, 2013, the closing of the transaction had not occurred. AIG continues to consider us as a non-core business and is continuing to pursue other options for us, including a sale or initial public offering.

        See "Item 1A. Risk Factors—Risks Relating to a Change in our Majority Shareholder and Our Separation from AIG" in our Annual Report on Form 10-K for the year ended December 31, 2012, for risks related to AIG's potential sale of us to Jumbo Acquisition Limited.

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

  Interest Expense

        Our interest expense in any period is primarily affected by changes in interest rates and outstanding amounts of indebtedness. Between 2010 and the end of 2011, several of our debt financings had relatively higher interest rates than the debt outstanding at the time, partially as a result of our initiatives to extend our debt maturities. The weighted average of our debt maturities was 6.3 years as of June 30, 2013. While our weighted average effective cost of borrowing, which excludes the effect of amortization of deferred debt issue costs, increased during those two years, the decrease in our average debt outstanding due to our deleveraging efforts offset those increases starting in late 2011. However, since the beginning of 2012 we have been able to refinance our debt at similar or lower interest rates. Our weighted average effective cost of borrowing was 5.91% at June 30, 2013 compared to 6.09% at December 31, 2012. Our weighted average effective cost of borrowing is our weighted average interest rate plus the net effect of interest rate swaps or other derivatives and the effect of debt premiums and discounts. It does not include the effect of amortization of deferred debt issue costs.

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

  Aircraft Impairment Charges and Fair Value Adjustments

        Management evaluates quarterly the need to perform a recoverability assessment of aircraft considering the requirements under GAAP and performs this assessment at least annually for all aircraft in our fleet. Recurring recoverability assessments are performed whenever events or changes in circumstances indicate that the carrying amount of our aircraft may not be recoverable, which may require us to change our assumptions related to future estimated cash flows. Some of the events or changes in circumstances may include potential disposals of aircraft, changes in contracted lease terms, changes in the status of an aircraft as leased, re-leased, or not subject to lease, repossessions of aircraft, changes in portfolio strategies, changes in demand for a particular aircraft type and changes in economic and market circumstances. Factors that have affected impairment charges in recent years include, but are not limited to, the following: (i) unfavorable airline industry trends affecting the residual values of certain aircraft types; (ii) management's expectations that certain aircraft were more likely than not to be parted-out or otherwise disposed of sooner than 25 years; and (iii) new technological developments.

        While we continue to manage our fleet by ordering new in-demand aircraft and maximize our returns on our existing aircraft, we may incur additional impairment charges in the future. Impairment charges may result from future deterioration in lease rates and residual values, which can be caused by new technological developments, further sustained increases in fuel costs or prolonged economic distress, and decisions to sell or part-out aircraft at amounts below net book value. The potential for impairment or fair value adjustments could be material to our results of operations for an individual period.

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

  Other Expenses

        Other expenses consist primarily of lease related charges, provision for losses on aircraft asset value guarantees, and provision for credit losses on notes receivable and finance and sales-type leases. Our lease related charges include the write-off of unamortized lease incentives and overhaul and straight-line lease adjustments that we incur when we sell an aircraft prior to the end of the lease.

        Our provision for losses on aircraft asset value guarantees represents changes made in the current period based on our best estimate of loss on asset value guarantees that are probable to be exercised.

        Our provision for credit losses on notes receivable consists primarily of allowances we establish to reduce the carrying value of our notes receivable to estimated collectible levels. Management reviews all outstanding notes that are in arrears to determine whether we should reserve for, or write off any portion of, the notes receivable. In this process, management evaluates the collectability of each note and the value of the underlying collateral, if any, by assessing relevant operational and financial issues. As of June 30, 2013, notes receivable were not material.

        Our provision for credit losses on finance and sales-type leases consists primarily of allowances we establish to reduce the carrying value of our net investment in these leases to estimated collectible amounts. Management monitors the activities and financial health of customers and evaluates the impact certain events, such as customer bankruptcies, will have on lessee's abilities to perform under the contracted terms of the related leases. Management reviews all outstanding leases classified as finance and sales-type to determine appropriate classification of the related aircraft within our fleet, and whether we should reserve for any portion of our net investment.

        The primary factors affecting our other expenses are: (i) the sale of aircraft prior to the end of a lease, which may result in lease related costs; (ii) a deterioration in aircraft values, which may result in additional provisions for losses on aircraft asset value guarantees that are probable of being exercised; (iii) lessee defaults, which may result in additional provisions for doubtful notes receivable; and (iv) volatility in the market value of derivatives not designated as hedges and the ineffectiveness of cash flow hedges.

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

        We believe the following critical accounting policies could have a significant impact on our results of operations, financial condition and financial statement disclosures, and may require subjective and complex estimates and judgments:

  •
  Flight Equipment

  •
  Lease Revenue

  •
  Derivative Financial Instruments

  •
  Fair Value Measurements

  •
  Income Taxes

        We evaluate our estimates, including those related to flight equipment, lease revenue, derivative financial instruments, fair value measurements, and income taxes, on a recurring basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. For a detailed discussion on the application of our critical accounting policies, see Part II—Item 7. Management's Discussion and Analysis of Financial

Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012. The following discussion includes any material updates or any specific activity related to these accounting policies and estimates for the six months ended June 30, 2013:

  Flight Equipment

        Impairment Charges on Flight Equipment Held for Use—Sensitivity Analysis:    Aircraft impairment charges on flight equipment held for use aggregated $35.2 million for the six months ended June 30, 2013. If estimated cash flows used in a hypothetical full fleet assessment as of June 30, 2013, were decreased by 10% and 20%, 19 additional aircraft with a net book value of $0.5 billion or 57 additional aircraft with a net book value of $2.2 billion, respectively, would have been impaired and written down to their resulting respective fair values. In addition our lessees may face financial difficulties and return aircraft to us prior to the contractual lease expiry dates. As a result, our cash flow assumptions may change and future impairment charges may be required.

        Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed:    Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed aggregated $127.6 million for the six months ended June 30, 2013. We recorded impairment charges and fair value adjustments of (i) $78.8 million on 15 aircraft likely to be sold or sold; and (ii) $48.8 million on 14 aircraft and four engines intended to be or designated for part-out.

  Lease Revenue

        Overhaul Rentals:    Under the provisions of our leases, lessees are generally responsible for maintenance and repairs, including major maintenance (overhauls) over the term of the lease. Under the provisions of many of our leases, we receive overhaul rentals based on the usage of the aircraft. The usage may be calculated based on hourly usage or on the number of cycles operated. A cycle is defined as one take-off and landing. The usage is typically reported monthly by the lessee. For certain airframe and engine overhauls, we reimburse the lessee for costs incurred up to, but generally not exceeding, the overhaul rentals that the lessee has paid to us. We recognize overhaul rentals received, net of estimated overhaul reimbursements, as revenue. We estimate expected overhaul reimbursements during the life of the lease. This requires significant judgment. We recognized net overhaul rental revenues of approximately $55.6 million for the six months ended June 30, 2013, as compared to $138.9 million for the same period in 2012. The decrease in net overhaul rental revenue recognized primarily reflects an increase in overhaul rentals deferred due to higher future overhaul reimbursement expectations on certain aircraft in our fleet.

        Additionally, in connection with a lease of a used aircraft, we generally agree to contribute to the first major maintenance event the lessee incurs during the lease. At the time we pay the agreed upon maintenance reimbursement, we record the reimbursement against deferred overhaul rentals to the extent we have received overhaul rentals from the lessee, or against deposits to the extent received from the prior lessee. We capitalize as lease incentives any amount of the actual maintenance reimbursement we pay in excess of overhaul rentals and payments received from prior lessees and amortize the lease incentives into Rental of flight equipment over the remaining life of the lease. We capitalized lease incentives of $21.5 million, which included such maintenance contributions, for the six months ended June 30, 2013. During the six months ended June 30, 2013, we amortized lease incentives into Rentals of flight equipment aggregating $39.6 million.

Results of Operations

  Three Months Ended June 30, 2013 Versus 2012

        Flight Equipment:    During the three months ended June 30, 2013, we had the following activity related to flight equipment:

Number of Aircraft
Flight equipment at March 31, 2013	919
Aircraft purchases	13
Aircraft reclassified to Net investment in finance and sales-type leases	(2)
Aircraft sold from Flight equipment	(5)
Aircraft designated for part-out	(4)
Aircraft transferred from Flight equipment to Flight equipment held for sale(a)	(11)

Flight equipment at June 30, 2013(b)	910

(a)
Subsequent to June 30, 2013, 10 of these aircraft were sold to a third party.

(b)
Excludes four aircraft owned by AeroTurbine.

        Income before Income Taxes:    Our income before income taxes decreased by approximately $48.2 million for the three months ended June 30, 2013, as compared to the same period in 2012, primarily due to a decrease in revenues from rental of flight equipment. See below for a detailed discussion of our results for the three months ended June 30, 2013, as compared to the same period in 2012.

        Rental of Flight Equipment:    Revenues from rentals of flight equipment decreased 3.8% to $1,059.9 million for the three months ended June 30, 2013, as compared to $1,101.2 million for the same period in 2012. The average number of aircraft we owned during the period ended June 30, 2013, decreased to 915 from 934 for the period ended June 30, 2012. Revenues from rentals of flight equipment recognized for the three months ended June 30, 2013, decreased as compared to the same period in 2012 primarily due to (i) a $56.1 million decrease due to lower lease rates on aircraft in our fleet during both periods that were re-leased or had lease rates change between the two periods; (ii) a $22.7 million decrease related to aircraft in service during the three months ended June 30, 2012, and sold prior to June 30, 2013; (iii) a $14.1 million decrease in net overhaul rentals recognized; and (iv) a $3.2 million decrease in lease revenue earned by AeroTurbine. These decreases in revenue were partly offset by (i) a $32.4 million increase from new aircraft added to our fleet after June 30, 2012, and from aircraft in our fleet as of June 30, 2012, that earned revenue for a greater number of days during the three months ended June 30, 2013, as compared to the same period in 2012; and (ii) a $22.4 million increase related to aircraft in transition between lessees.

        At June 30, 2013, five customers operating nine aircraft were 60 days or more past due on minimum lease payments aggregating $1.1 million relating to some of those aircraft, $0.7 million of which related to two customers. Of this amount, we recognized the entire $1.1 million in rental income through June 30, 2013. In comparison, at June 30, 2012, 15 customers operating 53 aircraft were 60 days or more past due on minimum lease payments aggregating $30.5 million relating to some of those aircraft, $13.8 million of which related to Kingfisher Airlines, which ceased operations in late 2012. Of this amount, we recognized $21.7 million in rental income through June 30, 2012.

        Flight Equipment Marketing and Gain on Aircraft Sales:    Flight equipment marketing and gain on aircraft sales increased to $14.5 million for the three months ended June 30, 2013, compared to $8.6 million for the same period in 2012, primarily due to an increase in gains recorded on aircraft sold during the three months ended June 30, 2013, as compared to gains recorded on aircraft sold for the same period in 2012.

        Other Income:    Other income increased to $27.1 million for the three months ended June 30, 2013, compared to $24.5 million for the same period in 2012 due to a $4.9 million increase in revenue recognized by AeroTurbine, net of cost of sales, from the sale of engines, airframes, parts and supplies, partially offset by other minor fluctuations aggregating a decrease of $2.3 million.

        Interest Expense:    Interest expense decreased to $366.0 million for the three months ended June 30, 2013, compared to $388.3 million for the same period in 2012. Our average debt outstanding, net of deferred debt discount, decreased to $23.7 billion during the three months ended June 30, 2013, compared to $24.5 billion during the same period in 2012, and our weighted average effective cost of borrowing, which excludes the effect of amortization of deferred debt issue cost, decreased 0.13%.

        Depreciation:    Depreciation of flight equipment decreased to $463.3 million for the three months ended June 30, 2013, compared to $478.8 million for the same period in 2012, primarily due to aircraft disposals and the conversion of aircraft under operating leases to sales-type leases.

        Aircraft Impairment Charges on Flight Equipment Held for Use:    Aircraft impairment charges on flight equipment held for use decreased to $15.5 million relating to two aircraft for the three months ended June 30, 2013 as compared to $30.3 million relating to two aircraft for the three months ended June 30, 2012, based on the results of the recoverability assessment. See Note G of Notes to Condensed, Consolidated Financial Statements.

        Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed:    During the three months ended June 30, 2013 and 2012, respectively, we recorded the following aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed:

	Three Months Ended
	June 30, 2013			June 30, 2012
	Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments		Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments
	(Dollars in millions)
Impairment charges and fair value adjustments on aircraft likely to be sold or sold (including sales-type leases)	13	$69.3	(a)	3	$32.6
Impairment charges on aircraft intended to be or designated for part-out	6	31.8	(b)	4	12.2	(b)

Total Impairment charges and fair value adjustments on flight equipment sold or to be disposed	19	$101.1		7	$44.8

(a)
Includes charges relating to 11 aircraft that met the criteria to be classified as Flight equipment held for sale, and were reclassified from Flight equipment into Flight equipment held for sale. Subsequent to June 30, 2013, 10 of these aircraft were sold to a third party.

(b)
Includes charges relating to three engines for the three months ended June 30, 2013 and one engine for the same period in 2012.

        Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed increased to $101.1 million for the three months ended June 30, 2013, compared to $44.8 million for the same period in 2012. During the three months ended June 30, 2013, we recorded impairment charges and fair value adjustments on 19 aircraft and three engines that were sold or to be disposed, compared to seven aircraft and one engine for the same period in 2012. See Note H of Notes to Condensed, Consolidated Financial Statements.

        Loss on Extinguishment of Debt:    During the three months ended June 30, 2013, we prepaid in full our $550 million secured term loan originally scheduled to mature in April 2016 and prepaid $150 million of the $900 million outstanding principal amount of our secured term loan due June 30, 2017. In connection with these prepayments, we recognized charges aggregating $15.2 million from the write off of unamortized deferred financing costs and deferred debt discount. During the three months ended June 30, 2012, we refinanced our $550 million secured term loan, originally scheduled to mature in March 17, 2016, at a lower interest rate and recorded a $2.1 million charge.

        Aircraft Costs:    Aircraft costs decreased to $7.8 million for the three months ended June 30, 2013, compared to $27.3 million for the same period in 2012 primarily due to fewer repossessions of aircraft from customers that have ceased operations and lower than initially estimated losses related to repossessions of aircraft from a customer that ceased operations in 2012.

        Selling, General and Administrative Expenses:    Selling, general and administrative expenses increased to $86.6 million for the three months ended June 30, 2013, compared to $64.3 million for the same period in 2012 due to (i) a $15.0 million increase in salaries and employee related expenses, as a result of (a) an increase in share-based compensation due to an improvement in AIG's stock price, (b) the acceleration of long term incentive compensation expense and re-organization costs in conjunction with our potential separation from AIG, (c) an increase in pension plan costs, and (d) an increase in employee headcount; and (ii) a $11.0 million increase in professional and consulting fees primarily relating to the potential future separation from AIG and legal fees. These increases were partially offset by (i) a $4.7 million decrease in bank fees and financing costs related to debt refinancings; and (ii) other minor fluctuations aggregating an increase of $1.0 million.

        Other expenses:    Other expenses for the three months ended June 30, 2013 and 2012, respectively, consisted of the following:

	Three Months Ended
	June 30, 2013	June 30, 2012
	(Dollars in thousands)
Effect of derivatives(a)	$297	$216
Flight equipment rent(b)	—	4,500

	$297	$4,716

(a)
See Note O of Notes to Condensed, Consolidated Financial Statements.

(b)
Represents amortization of prepaid rent expense relating to sale-leaseback transactions, which was previously presented separately on the Condensed, Consolidated Income Statement. Flight equipment rent was amortized in full in the 2013 period.

        Provision for Income Taxes:    Our effective tax rate for the three months ended June 30, 2013 was 27.4%, as compared to (137.5)% for the same period in 2012. Our effective tax rate for the three months ended June 30, 2013 continues to be impacted by minor permanent items and interest accrued on uncertain tax positions and IRS audit adjustments. Our effective tax rate for the three months ended June 30, 2012 was significantly impacted by a net adjustment of $163.6 million as a result of adjustments in the tax basis of certain flight equipment. The adjustment related to depreciation deductions allocable to tax-exempt foreign trade income and was made as a result of a recent court decision which ruled in favor of a taxpayer. See Note C of Notes to Condensed, Consolidated, Financial Statements. Our reserve for uncertain tax positions increased by $23.8 million for the three months ended June 30, 2013, the benefits of which, if realized, would have a significant impact on our effective tax rate.

        Other Comprehensive Income (Loss):    Other comprehensive income decreased to $2.1 million for the three months ended June 30, 2013, compared to $2.9 million for the same period in 2012, primarily due to changes in the market values on derivatives qualifying for and designated as cash flow hedges.

  Six Months Ended June 30, 2013 Versus 2012

        Flight Equipment:    During the six months ended June 30, 2013, we had the following activity related to flight equipment:

Number of Aircraft
Flight equipment at December 31, 2012	919
Aircraft purchases	16
Aircraft reclassified to Net investment in finance and sales-type leases	(3)
Aircraft sold from Flight equipment	(5)
Aircraft designated for part-out	(6)
Aircraft transferred from Flight equipment to Flight equipment held for sale(a)	(11)

Flight equipment at June 30, 2013(b)	910

(a)
Subsequent to June 30, 2013, 10 of these aircraft were sold to a third party.

(b)
Excludes four aircraft owned by AeroTurbine.

        Income before Income Taxes:    Our income before income taxes decreased by approximately $135.7 million for the six months ended June 30, 2013, as compared to the same period in 2012, primarily due to a decrease in revenues from rental of flight equipment. See below for a detailed discussion of our results for the six months ended June 30, 2013, as compared to the same period in 2012.

        Rental of Flight Equipment:    Revenues from rentals of flight equipment decreased 6.7% to $2,073.8 million for the six months ended June 30, 2013, as compared to $2,223.4 million for the same period in 2012. The average number of aircraft we owned during the period ended June 30, 2013, decreased to 915 from 932 for the period ended June 30, 2012. Revenues from rentals of flight equipment recognized for the six months ended June 30, 2013, decreased as compared to the same period in 2012 primarily due to (i) a $105.3 million decrease due to lower lease rates on aircraft in our fleet during both periods that were re-leased or had lease rates change between the two periods; (ii) a $83.3 million decrease in net overhaul rentals recognized; (iii) a $49.6 million decrease related to aircraft in service during the six months ended June 30, 2012, and sold prior to June 30, 2013; and (iv) a $9.7 million decrease in lease revenue earned by AeroTurbine. These decreases in revenue were partly offset by (i) a $64.2 million increase from new aircraft added to our fleet after June 30, 2012, and from aircraft in our fleet as of June 30, 2012, that earned revenue for a greater number of days during the six months ended June 30, 2013, as compared to the same period in 2012; and (ii) a $34.1 million increase related to aircraft in transition between lessees.

        Flight Equipment Marketing and Gain on Aircraft Sales:    Flight equipment marketing and gain on aircraft sales increased by $2.1 million for the six months ended June 30, 2013, as compared to the same period in 2012, primarily due to an increase in gains recorded on aircraft sold during the six months ended June 30, 2013, as compared to gains recorded on aircraft sold for the same period in 2012.

        Other Income:    Other income increased to $73.1 million for the six months ended June 30, 2013, compared to $47.8 million for the same period in 2012 due to (i) a $23.9 million increase in early termination fees; and (ii) a $0.9 million increase in revenue recognized by AeroTurbine, net of cost of sales, from the sale of engines, airframes, parts and supplies; and (iii) other minor fluctuations aggregating an increase of $0.5 million.

        Interest Expense:    Interest expense decreased to $750.1 million for the six months ended June 30, 2013, compared to $779.1 million for the same period in 2012. Our average debt outstanding, net of deferred debt discount, decreased to $23.8 billion during the six months ended June 30, 2013, compared to $24.3 billion during the same period in 2012, and our weighted average effective cost of borrowing, which excludes the effect of amortization of deferred debt issue cost, decreased 0.09%.

        Depreciation:    Depreciation of flight equipment decreased to $927.4 million for the six months ended June 30, 2013, compared to $958.4 million for the same period in 2012, primarily due to aircraft disposals and the conversion of aircraft under operating leases to sales-type leases.

        Aircraft Impairment Charges on Flight Equipment Held for Use:    Aircraft impairment charges on flight equipment held for use decreased to $35.2 million relating to four aircraft for the six months ended June 30, 2013 as compared to $41.4 million relating to four aircraft for the six months ended June 30, 2012 based on the results of the recoverability assessment. See Note G of Notes to Condensed, Consolidated Financial Statements.

        Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed:    During the six months ended June 30, 2013 and 2012, respectively, we recorded the following aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed:

	Six Months Ended
	June 30, 2013			June 30, 2012
	Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments		Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments
	(Dollars in millions)
Impairment charges and fair value adjustments on aircraft likely to be sold or sold (including sales-type leases)	15	$78.8	(a)	5	$37.8
Impairment charges on aircraft intended to be or designated for part-out	14	48.8	(b)	4	14.3	(b)

Total Impairment charges and fair value adjustments on flight equipment sold or to be disposed	29	$127.6		9	$52.1

(a)
Includes charges relating to 11 aircraft that met the criteria to be classified as Flight equipment held for sale, and were reclassified from Flight equipment into Flight equipment held for sale. Subsequent to June 30, 2013, 10 of these aircraft were sold to a third party.

(b)
Includes charges relating to four engines for the six months ended June 30, 2013 and June 30, 2012.

        Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed increased to $127.6 million for the six months ended June 30, 2013, compared to $52.1 million for the same period in 2012. During the six months ended June 30, 2013, we recorded impairment charges and fair value adjustments on 29 aircraft and four engines that were sold or to be disposed, compared to nine aircraft and four engines for the same period in 2012. See Note H of Notes to Condensed, Consolidated Financial Statements.

        Loss on Extinguishment of Debt:    During the six months ended June 30, 2013, we prepaid in full our $550 million secured term loan originally scheduled to mature in April 2016, the total outstanding under both tranches of the $106.0 million secured financing, and the total outstanding under the $55.4 million secured financing, and prepaid $150 million of the $900 million outstanding principal amount of our secured term loan due June 30, 2017. In connection with these prepayments, we recognized charges aggregating $17.7 million from the write off of unamortized deferred financing costs and deferred debt discount. During the six months ended June 30, 2012, we prepaid the remaining $456.9 million outstanding under our secured credit facility dated October 13, 2006 and the $750 million outstanding under our secured term loan entered into in 2010, and we refinanced our $550 million secured term loan at a lower interest rate. In connection with these prepayments and refinancings, we recognized charges aggregating $22.9 million from the write off of unamortized deferred financing costs and deferred debt discount.

        Aircraft Costs:    Aircraft costs decreased to $21.5 million for the six months ended June 30, 2013, compared to $46.2 million for the same period in 2012 primarily due to fewer repossessions of aircraft from customers that have ceased operations and lower than initially estimated losses related to repossessions of aircraft from a customer that ceased operations in 2012.

        Selling, General and Administrative Expenses:    Selling, general and administrative expenses increased to $166.1 million for the six months ended June 30, 2013, compared to $130.2 million for the same period in 2012 due to (i) a $25.2 million increase in salaries and employee related expenses, as a result of (a) an increase in share-based compensation due to an improvement in AIG's stock price, (b) the acceleration of long term incentive compensation expense and re-organization costs in conjunction with our potential separation from AIG, (c) an increase in pension plan costs, and (d) an increase in employee headcount; and (ii) a $16.7 million increase in professional and consulting fees primarily relating to the potential future separation from AIG and legal fees. These increases were partially offset by (i) a $4.7 million decrease in bank fees and financing costs related to debt refinancing; and (ii) other minor fluctuations aggregating a decrease of $1.3 million.

        Other expenses:    Other expenses for the six months ended June 30, 2013 and 2012, respectively, consisted of the following:

	Six Months Ended
	June 30, 2013	June 30, 2012
	(Dollars in thousands)
Effect of derivatives(a)	$534	$416
Provision for loss on asset value guarantees(b)	6,600	—
Flight equipment rent(c)	531	9,000

	$7,665	$9,416

(a)
See Note O of Notes to Condensed, Consolidated Financial Statements.

(b)
Relates to reserves recorded on two aircraft asset value guarantees.

(c)
Represents amortization of prepaid rent expense relating to sale-leaseback transactions, which was previously presented separately on the Condensed, Consolidated Income Statement. The decrease in Flight equipment rent in the 2013 period is because the final amortization amount was recorded during the six months ended June 30, 2013 and covered amortization for only part of the period.

        Provision for Income Taxes:    Our effective tax rate for the six months ended June 30, 2013 was 25.1% as compared to (30.9)% for the same period in 2012. Our effective tax rate for the six months ended June 30, 2013 was effected by a $9.9 million interest refund allocation from AIG related to IRS audit adjustments, which had a beneficial impact to our effective tax rate and was discretely recorded. The rate also continues to be impacted by minor permanent items and interest accrued on uncertain tax positions. Our effective tax rate for the six months ended June 30, 2012 was significantly impacted by a net adjustment of $163.6 million as a result of adjustments in the tax basis of certain flight equipment. The adjustment related to depreciation deductions allocable to tax-exempt foreign trade income and was made as a result of a recent court decision which ruled in favor of a taxpayer. See Note C of Notes to Condensed, Consolidated, Financial Statements. Our reserve for uncertain tax positions increased by $38.9 million for the six months ended June 30, 2013, the benefits of which, if realized, would have a significant impact on our effective tax rate.

        Other Comprehensive Income (Loss):    Other comprehensive income increased to $4.6 million for the six months ended June 30, 2013, compared to $2.7 million for the same period in 2012, primarily due to changes in the market values on derivatives qualifying for and designated as cash flow hedges.

Liquidity

        We generally fund our operations, which primarily consist of aircraft purchases, debt principal and interest payments and operating expenses, through a variety of sources. These sources include available cash balances, internally generated funds, including lease rental payments and proceeds from aircraft sales and part-outs, and debt issuance proceeds. In addition to these sources of funds, we have $2.3 billion available under our unsecured revolving credit facility. As part of our liquidity management strategy, we strive to maintain, and believe we currently have, sufficient liquidity to cover 18 to 24 months of debt maturities and operating expenses and 12 months of capital expenditures. We also target a ratio of adjusted net debt to adjusted shareholders' equity between 2.5-to-1.0 and 3.0-to-1.0, and our ratio was 2.4-to-1.0 at June 30, 2013. Adjusted net debt to adjusted shareholders' equity is a non-GAAP financial measure; see Non-GAAP Financial Measurements for a reconciliation of non-GAAP financial measures to their most directly comparable GAAP measure. We are also focused on aligning our operating cash flows with the principal obligations due on our debt on an annual basis and the weighted average maturities on our debt financings was 6.3 years as of June 30, 2013. We have also continued to diversify our funding sources to include both secured and unsecured financings from public debt markets, commercial banks and institutional loan markets, among others.

        During the six months ended June 30, 2013, we generated cash flows from operations of approximately $1.2 billion and we raised approximately $1.8 billion of net proceeds from the issuance of unsecured notes. We used a portion of these proceeds to finance aircraft purchases and repay debt financings, and we intend to use the remaining proceeds for these and other general corporate purposes. In addition, we refinanced our secured term loan due June 30, 2017 at a lower interest rate and prepaid $150 million of the $900 million outstanding principal amount as part of the refinancing agreement, and we prepaid in full our $550 million secured term loan originally scheduled to mature in April 2016.

        We had approximately $2.7 billion in cash and cash equivalents available for use in our operations at June 30, 2013. We also had $435.9 million of cash restricted from use in our operations, but which we can use to satisfy certain obligations under our operating leases and to pay principal and interest on our 2004 ECA facility. At July 24, 2013, we had the full $2.3 billion available to us under our revolving credit facility and approximately $102.2 million of the $430.0 million was available under AeroTurbine's credit facility. We also have the ability to potentially increase the AeroTurbine credit facility by an additional $70 million either by adding new lenders or allowing existing lenders to increase their commitments if they choose to do so.

        Our bank credit facilities and indentures limit our ability to incur secured indebtedness. The most restrictive covenant in our bank credit facilities permits us and our subsidiaries to incur secured indebtedness totaling up to 30% of our consolidated net tangible assets, as defined in the credit agreement, and such limit currently totals approximately $10.8 billion. This limitation is subject to certain exceptions, including the ability to incur secured indebtedness to finance the purchase of aircraft. As of July 24, 2013, we were able to incur an additional $8.4 billion of secured indebtedness under this covenant. Our debt indentures also restrict us and our subsidiaries from incurring secured indebtedness in excess of 12.5% of our consolidated net tangible assets, as defined in the indentures. However, we may obtain secured financing without regard to the 12.5% consolidated net tangible asset limit under our indentures by doing so through subsidiaries that qualify as non-restricted under such indentures.

        In addition to addressing our liquidity needs through debt financings, we may also pursue potential aircraft sales and part-outs. During the six months ended June 30, 2013, we sold seven aircraft and one engine for approximately $184.1 million in aggregate gross proceeds in connection with our ongoing fleet management strategy. As of July 24, 2013, we had sold ten additional aircraft from our Flight equipment held for sale and we anticipate sales of additional aircraft during the remainder of the year. In evaluating potential sales or part-outs of aircraft, we balance maximization of cash today with the long-term value of holding aircraft.

        We believe the sources of liquidity mentioned above, together with our cash generated from operations, will be sufficient to operate our business and repay our debt maturities for at least the next twelve months.

Debt Financings

        We borrow funds on both a secured and unsecured basis from various sources, including public debt markets, commercial banks and institutional loan markets. Significant capital resources and liquidity developments for the six months ended June 30, 2013 include:

  •
  issuances of $750 million of unsecured 3.875% notes due 2018 and $500 million of unsecured 4.625% notes due 2021;

  •
  the issuance of $550 million of unsecured floating rate notes due 2016, bearing interest at 3-month LIBOR plus a margin of 1.95%;

  •
  prepayment in full of our $550 million secured term loan originally scheduled to mature in April 2016, which was bearing interest at LIBOR plus a margin of 3.75%; and

  •
  partial prepayment and amendment of our secured term loan due June 30, 2017, reducing the outstanding principal amount from $900 million to $750 million and lowering the interest rate to LIBOR plus a margin of 2.75%, with a LIBOR floor of 0.75%, from the initial interest rate of LIBOR plus a margin of 4.0% with a 1.0% LIBOR floor.

        Our debt financing was comprised of the following:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Secured
Senior secured bonds	$3,900,000	$3,900,000
ECA and Ex-Im financings	1,972,707	2,193,229
Secured bank debt(a)	1,824,588	1,961,143
Institutional secured term loans	750,000	1,450,000
Less: Deferred debt discount	(5,550)	(15,125)

	8,441,745	9,489,247
Unsecured
Bonds and medium-term notes	13,884,497	13,890,747
Less: Deferred debt discount	(32,294)	(37,207)

	13,852,203	13,853,540

Total Senior Debt Financings	22,293,948	23,342,787
Subordinated Debt	1,000,000	1,000,000

	$23,293,948	$24,342,787

Selected interest rates and ratios which include the economic effect of derivative instruments:
Weighted average effective cost of borrowing(b)	5.91%	6.09%
Percentage of total debt at fixed rates	79.77%	79.16%
Weighted average effective cost of borrowing on fixed rate debt(b)	6.62%	6.72%

(a)
Of this amount, $182.3 million (2013) and $270.5 million (2012) is non-recourse to ILFC. These secured financings were incurred by VIEs and consolidated into our Condensed, Consolidated Financial Statements.

(b)
Excludes the effect of amortization of deferred debt issue cost.

        The following table presents information regarding the collateral pledged for our secured debt:

	As of June 30, 2013
	Debt Outstanding	Net Book Value of Collateral		Number of Aircraft
	(Dollars in thousands)
Senior secured bonds	$3,900,000	$6,323,464		174
ECA and Ex-Im Financings	1,972,707	5,539,535		121
Secured bank debt	1,824,588	2,653,355	(a)	61	(a)
Institutional secured term loans	750,000	1,486,780		52

Total	$8,447,295	$16,003,134		408

(a)
Amounts represent net book value of collateral and number of aircraft securing ILFC secured bank term debt. Amounts do not include assets securing AeroTurbine's secured revolving credit facility. AeroTurbine's credit facility, under which $308 million was drawn as of June 30, 2013, is secured by substantially all of the assets of AeroTurbine and the subsidiary guarantors.

        Our debt agreements contain various affirmative and restrictive covenants. We have recently amended the financial covenants in a secured term loan facility, our ECA financings, our revolving credit agreement, and the indenture and debentures related to our subordinated debt. See Note J of Notes to Condensed, Consolidated Financial Statements for a description of each financing arrangement. As of June 30, 2013, we were in compliance with the covenants in our debt agreements.

Derivatives

        We employ derivative products to manage our exposure to interest rate risks and foreign currency risks. We enter into derivative transactions only to economically hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements, foreign currency swap agreements and interest rate cap agreements. At June 30, 2013, our derivative portfolio consisted of interest rate swaps. All of our interest rate swap agreements have been designated as and accounted for as cash flow hedges and we did not designate our interest rate cap agreements as hedges.

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

        The counterparty to all our interest rate swaps is AIG Markets, Inc., a wholly owned subsidiary of AIG. The swap agreements are subject to a bilateral security agreement and a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. Failure of the counterparty to perform under the derivative contracts would not have a material impact on our results of operations and cash flows, as we were in a net liability position at June 30, 2013.

Credit Ratings

        While a ratings downgrade does not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of such financings.

        The following table summarizes our current ratings by Fitch, Moody's and S&P, the nationally recognized rating agencies:

  Unsecured Debt Ratings

Rating Agency	Long-term Debt	Corporate Rating	Outlook/CreditWatch	Date of Last Ratings Action
Fitch	BB	BB	Stable Outlook	November 4, 2011
Moody's	Ba3	Ba3	Positive Outlook	December 10, 2012
S&P	BBB-	BBB-	CreditWatch Negative	December 7, 2012

  Secured Debt Ratings

Rating Agency	$750 Million 2012 Term Loan	$3.9 Billion Senior Secured Notes
Fitch	BB	BBB-
Moody's	Ba2	Ba2
S&P	BBB-	BBB-

        These credit ratings are the current opinions of the rating agencies and our current BBB- rating by S&P takes into consideration our ownership by AIG. As such, they may be changed, suspended or withdrawn at any time by the rating agencies as a result of various circumstances including changes in, or unavailability of, information. We cannot predict what effect, if any, AIG's potential sale of our common stock to Jumbo Acquisition Limited will have on our credit ratings.

Existing Commitments

        The following table summarizes our contractual obligations at June 30, 2013:

	Commitments Due by Fiscal Year
	Total	2013	2014	2015	2016	2017	Thereafter
	(Dollars in thousands)
Unsecured bonds and medium-term notes	$13,884,497	$1,614,975	$1,039,502	$2,010,020	$1,550,000	$2,000,000	$5,670,000
Senior secured bonds	3,900,000	—	1,350,000	—	1,275,000	—	1,275,000
Secured bank loans(a)	1,824,588	91,914	170,756	473,127	172,566	173,537	742,688
ECA and Ex-Im financings	1,972,707	226,563	448,029	359,960	282,492	226,188	429,475
Other secured financings	750,000	—	—	—	—	750,000	—
Subordinated debt	1,000,000	—	—	—	—	—	1,000,000
Estimated interest payments including the effect of derivative instruments(b)	8,204,915	689,445	1,223,761	1,067,887	877,123	666,059	3,680,640
Operating leases(c)	53,299	5,289	10,192	8,572	4,041	3,485	21,720
Pension obligations(d)	10,187	1,652	1,669	1,730	1,799	1,738	1,599
Commitments under ILFC aircraft purchase agreements(e)(f)	22,398,985	895,393	2,043,818	3,072,569	3,139,968	4,300,185	8,947,052
Commitments under AeroTurbine flight equipment purchase agreements	77,074	77,074	—	—	—	—	—

Total	$54,076,252	$3,602,305	$6,287,727	$6,993,865	$7,302,989	$8,121,192	$21,768,174

(a)
Includes $308 million outstanding under AeroTurbine's revolving credit facility.

(b)
Estimated interest payments for floating rate debt included in this table are based on rates at June 30, 2013. Estimated interest payments include the estimated impact of our interest rate swap agreements. For floating rate debt that has been swapped into fixed rate debt, the estimated interest payments reflect the swapped fixed rate.

(c)
Minimum rentals have not been reduced by minimum sublease rentals of $2.7 million receivable in the future under non-cancellable subleases.

(d)
Our pension obligations are part of intercompany expenses, which AIG allocates to us on an annual basis. The amount is an estimate of such allocation. The column "2013" consists of total estimated allocations for 2013 and the column "Thereafter" consists of the 2018 estimated allocation. The amount allocated has not been material to date.

(e)
Includes sale-leaseback transactions in 2013 and 2014 and commitments to purchase nine new spare engines. Also includes five Boeing 787s, which Boeing has confirmed will deliver during 2013. We took delivery of our first 787 aircraft during the three months ended June 30, 2013. In addition, we have been called upon to perform under three asset value guarantees and the aggregate purchase price of the three used aircraft is included in 2013.

(f)
Includes amounts related to 50 Embraer E-Jets E2 aircraft and 15 Airbus A321 aircraft we contracted to purchase subsequent to June 30, 2013.

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

	Contingency Expiration by Fiscal Year
	Total	2013	2014	2015	2016	2017	Thereafter
	(Dollars in thousands)
Asset Value Guarantees	$336,403	$—	$5,838	$157,132	$—	$46,140	$127,293

        The table above does not include $764.7 million of unrecognized tax benefits, consisting primarily of FSC and ETI benefits, and any effect of our net tax liabilities, the timing of which is uncertain.

Non-GAAP Financial Measurements

        Adjusted net debt and adjusted shareholders' equity are not defined under GAAP, and may not be comparable to similarly titled measures reported by other companies. We have presented this measure of financial leverage because it is the way we present our leverage to investors and because it aligns, in part, with definitions under certain of our debt covenants.

        Adjusted net debt means our total debt, net of deferred debt discount, including current portion, less cash and cash equivalents, excluding restricted cash, and less a 50% equity credit for our $1.0 billion outstanding in hybrid instruments, as of June 30, 2013. Adjusted shareholders' equity means our total shareholders' equity less accumulated other comprehensive loss, and including a 50% equity credit for our $1.0 billion outstanding in hybrid instruments.

        The following table reconciles adjusted net debt to the most directly comparable GAAP measure, total debt:

As of June 30, 2013
(Dollars in thousands)
Total debt, including current portion	$23,293,948
Less: Cash and cash equivalents, excluding restricted cash	2,699,266
Less: 50% equity credit for $1.0 billion in hybrid instruments	500,000

Adjusted net debt	$20,094,682

        The following table reconciles adjusted shareholder's equity to the most directly comparable GAAP measure, total shareholder's equity:

As of June 30, 2013
(Dollars in thousands)
Total shareholders' equity	$8,029,319
Less: Accumulated other comprehensive loss	(7,899)
Plus: 50% equity credit for $1.0 billion in hybrid instruments	500,000

Adjusted shareholders' equity	$8,537,218

Variable Interest Entities

        Our leasing and financing activities require us to use many forms of SPEs to achieve our business objectives and we have participated to varying degrees in the design and formation of these SPEs. The majority of these entities are wholly owned; we are the primary or only variable interest holder, we are the only decision maker and we guarantee all the activities of the entities. However, these entities meet the definition of a VIE because they do not have sufficient equity to operate without our subordinated financial support in the form of intercompany notes and loans which serve as equity. We have a variable interest in other entities in which we have determined that we are the PB, because we control and manage all aspects of the entities, including directing the activities that most significantly affect these entities' economic performance, and we absorb the majority of the risks and rewards of these entities. We consolidate these entities into our Condensed, Consolidated Financial Statements and the related aircraft are included in Flight equipment and the related borrowings are included in Secured debt financings on our Condensed, Consolidated Balance Sheets.

        We have variable interests in the following entities, in which we have determined we are not the PB because we do not have the power to direct the activities that most significantly affect the entity's economic performance: (i) one entity that we have previously sold aircraft to and for which we manage 18 aircraft, in which our variable interest consists of the servicing fee we receive for the management of 18 aircraft; and (ii) two affiliated entities we sold aircraft to in 2003 and 2004, which aircraft we continue to manage, in which our variable interests consist of the servicing fee we receive for the management of those aircraft. These two affiliated entities, for which we manage aircraft, are consolidated into AIG's financial statements. We do not have any future material liquidity obligations to any of these entities.

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

        We mitigate our floating interest rate risk by entering into interest rate swap contracts as appropriate. After taking our swap agreements into consideration, which in effect have fixed the interest rates of the hedged debt, our floating rate debt comprised approximately 20.2% of our total outstanding debt obligations, or approximately $4.7 billion in aggregate principal amount, at June 30, 2013.

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

        Assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100 basis-point increase or decrease in our variable interest rates would have increased or decreased our interest expense, and accordingly our cash flows, by approximately $47 million on an annualized basis. The same hypothetical 100 basis-point increase or decrease in interest rates on our total outstanding debt obligations, including fixed and floating rate debt, would have increased or decreased our interest expense, and accordingly our cash flows, by approximately $233 million on an annualized basis.

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

        In conjunction with the close of each fiscal quarter, we conduct a review and evaluation, under the supervision and with the participation of our management, including the Certifying Officers, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2013, the end of the period covered by this report.

(B)    Changes in Internal Controls Over Financial Reporting

        There have been no changes in our internal controls over financial reporting during the three months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
4.1
Eighth Supplemental Indenture, dated as of May 24, 2013, to the Indenture, dated August 1, 2006, by and between the Company and Deutsche Bank Trust Company Americas, as trustee (filed as an exhibit to Form 8-K filed on May 24, 2013 and incorporated herein by reference).
4.2
Indenture, dated as of December 21, 2005, by and between the Company and Deutsche Bank Trust Company Americas, as trustee (filed as an exhibit to Form 8-K filed on July 26, 2013 and incorporated herein by reference).
4.3
First Supplemental Indenture, dated as of July 25, 2013, by and between the Company and Deutsche Bank Trust Company Americas, as trustee (filed as an exhibit to Form 8-K filed on July 26, 2013 and incorporated herein by reference).
4.4
Second Supplemental Indenture, dated as of July 25, 2013, by and between the Company and Deutsche Bank Trust Company Americas, as trustee (filed as an exhibit to Form 8-K filed on July 26, 2013 and incorporated herein by reference).
4.5	Amended and Restated 5.90% Junior Subordinated Debenture due 2065 (filed as an exhibit to Form 8-K filed on July 26, 2013 and incorporated herein by reference).
4.6	Amended and Restated 6.25% Junior Subordinated Debenture due 2065 (filed as an exhibit to Form 8-K filed on July 26, 2013 and incorporated herein by reference).
4.7
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
101.
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed, Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (ii) the Condensed, Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012; (iii) the Condensed, Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012; (iv) the Condensed, Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (v) the Notes to the Condensed, Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL LEASE FINANCE CORPORATION
August 13, 2013	/s/ HENRI COURPRON HENRI COURPRON Chief Executive Officer (Principal Executive Officer)
August 13, 2013	/s/ ELIAS HABAYEB ELIAS HABAYEB Senior Vice President and Chief Financial Officer (Principal Financial Officer)
August 13, 2013	/s/ JAMES J. MCKINNEY JAMES J. MCKINNEY Vice President and Controller (Principal Accounting Officer)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit No.
3.1	Restated Articles of Incorporation of the Company (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008, and incorporated herein by reference).
3.2	Amended and Restated By-laws of the Company (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference).
4.1
Eighth Supplemental Indenture, dated as of May 24, 2013, to the Indenture, dated August 1, 2006, by and between the Company and Deutsche Bank Trust Company Americas, as trustee (filed as an exhibit to Form 8-K filed on May 24, 2013 and incorporated herein by reference).
4.2
Indenture, dated as of December 21, 2005, by and between the Company and Deutsche Bank Trust Company Americas, as trustee (filed as an exhibit to Form 8-K filed on July 26, 2013 and incorporated herein by reference).
4.3
First Supplemental Indenture, dated as of July 25, 2013, by and between the Company and Deutsche Bank Trust Company Americas, as trustee (filed as an exhibit to Form 8-K filed on July 26, 2013 and incorporated herein by reference).
4.4
Second Supplemental Indenture, dated as of July 25, 2013, by and between the Company and Deutsche Bank Trust Company Americas, as trustee (filed as an exhibit to Form 8-K filed on July 26, 2013 and incorporated herein by reference).
4.5	Amended and Restated 5.90% Junior Subordinated Debenture due 2065 (filed as an exhibit to Form 8-K filed on July 26, 2013 and incorporated herein by reference).
4.6	Amended and Restated 6.25% Junior Subordinated Debenture due 2065 (filed as an exhibit to Form 8-K filed on July 26, 2013 and incorporated herein by reference).
4.7
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
101.
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed, Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (ii) the Condensed, Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012; (iii) the Condensed, Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012; (iv) the Condensed, Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (v) the Notes to the Condensed, Consolidated Financial Statements.