Form 10-Q
period 2013-09-30
INTERNATIONAL LEASE FINANCE CORP
filed 2013-11-12
CIK 714311

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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

         As of November 12, 2013, there were 45,267,723 shares of Common Stock, no par value, outstanding.

         Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT

TABLE OF DEFINITIONS

AeroTurbine	AeroTurbine, Inc.
AIG	American International Group, Inc.
Airbus	Airbus S.A.S.
AOCI	Accumulated other comprehensive (loss) income
Boeing	The Boeing Company
The Company, ILFC, we, our, us	International Lease Finance Corporation and its consolidated subsidiaries
CVA	Credit Value Adjustment
ECA	Export Credit Agency
Embraer	Embraer S.A.
FASB	Financial Accounting Standards Board
Fitch	Fitch Ratings, Inc.
GAAP	Generally Accepted Accounting Principles in the United States of America
IRS	Internal Revenue Service
Kingfisher Airlines	Kingfisher Airlines Limited
LIBOR	London Interbank Offered Rates
Moody's	Moody's Investors Service, Inc.
MVA	Market Value Adjustment
OCI	Other comprehensive income
part-out	Disassembly of an aircraft for the sale of its parts
PB	Primary beneficiary
SEC	U.S. Securities and Exchange Commission
S&P	Standard and Poor's Ratings Services
SPE	Special Purpose Entity
VIEs	Variable Interest Entities

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents, including interest bearing accounts of $1,654,197 (2013) and $2,964,136 (2012)	$1,725,318	$3,027,587
Restricted cash, including interest bearing accounts of $408,917 (2013) and $406,788 (2012)	420,884	695,388
Net investment in finance and sales-type leases	159,968	93,936
Flight equipment	46,518,056	48,419,478
Less accumulated depreciation	13,835,770	13,951,169

	32,682,286	34,468,309
Flight equipment held for sale	205,716	9,171
Deposits on flight equipment purchases	643,515	470,200
Lease receivables and other assets	854,305	776,431
Deferred debt issue costs, less accumulated amortization of $289,168 (2013) and $310,371 (2012)	276,652	269,335

	$36,968,644	$39,810,357

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued interest and other payables	$598,151	$566,219
Current income taxes and other tax liabilities	261,828	269,846
Secured debt financing, net of deferred debt discount of $5,398 (2013) and $15,125 (2012)	8,281,477	9,489,247
Unsecured debt financing, net of deferred debt discount of $33,712 (2013) and $37,207 (2012)	12,991,826	13,853,540
Subordinated debt	1,000,000	1,000,000
Derivative liabilities	10,379	20,933
Security deposits, deferred overhaul rental and other customer deposits	2,656,279	2,524,981
Deferred income taxes	3,815,200	4,142,723
Commitments and Contingencies—Note L
SHAREHOLDERS' EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B, each having 500 shares issued and outstanding	100,000	100,000
Common stock—no par value; 100,000,000 authorized shares, 45,267,723 issued and outstanding	1,053,582	1,053,582
Paid-in capital	1,266,288	1,262,551
Accumulated other comprehensive loss	(5,967)	(12,491)
Retained earnings	4,939,601	5,539,226

Total shareholders' equity	7,353,504	7,942,868

	$36,968,644	$39,810,357

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Dollars in thousands)

(Unaudited)

	September 30, 2013	September 30, 2012
REVENUES AND OTHER INCOME
Rental of flight equipment	$1,068,610	$1,097,280
Flight equipment marketing and gain on aircraft sales	17,024	10,503
Other income	23,167	34,089

	1,108,801	1,141,872

EXPENSES
Interest	338,553	386,769
Depreciation of flight equipment	459,426	482,098
Aircraft impairment charges on flight equipment held for use	1,104,625	61,237
Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed	57,487	35,932
Aircraft costs	22,254	49,638
Selling, general and administrative	75,134	65,682
Other expenses	100,637	32,960

	2,158,116	1,114,316

(LOSS) INCOME BEFORE INCOME TAXES	(1,049,315)	27,556
(Benefit) provision for income taxes	(367,237)	9,964

NET (LOSS) INCOME	$(682,078)	$17,592

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Dollars in thousands)

(Unaudited)

	September 30, 2013	September 30, 2012
REVENUES AND OTHER INCOME
Rental of flight equipment	$3,142,418	$3,320,711
Flight equipment marketing and gain on aircraft sales	33,777	25,176
Other income	96,269	81,848

	3,272,464	3,427,735

EXPENSES
Interest	1,088,655	1,165,844
Depreciation of flight equipment	1,386,793	1,440,502
Aircraft impairment charges on flight equipment held for use	1,139,863	102,662
Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed	185,074	88,059
Loss on early extinguishment of debt	17,695	22,934
Aircraft costs	43,732	95,795
Selling, general and administrative	242,556	191,880
Other expenses	106,945	46,383

	4,211,313	3,154,059

(LOSS) INCOME BEFORE INCOME TAXES	(938,849)	273,676
(Benefit) provision for income taxes—Note C	(339,557)	(65,990)

NET (LOSS) INCOME	$(599,292)	$339,666

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Dollars in thousands)

(Unaudited)

	September 30, 2013	September 30, 2012
NET (LOSS) INCOME	$(682,078)	$17,592

OTHER COMPREHENSIVE INCOME (LOSS)
Net changes in fair value of cash flow hedges, net of tax provision of $1,007 (2013) and $904 (2012) and net of reclassification adjustments	1,847	1,653
Change in unrealized fair value adjustments of available-for-sale securities, net of tax provision of $47 (2013) and $0 (2012) and net of reclassification adjustments	85	362

	1,932	2,015

COMPREHENSIVE (LOSS) INCOME	$(680,146)	$19,607

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Dollars in thousands)

(Unaudited)

	September 30, 2013	September 30, 2012
NET (LOSS) INCOME	$(599,292)	$339,666

OTHER COMPREHENSIVE INCOME (LOSS)
Net changes in fair value of cash flow hedges, net of tax provision of $3,471 (2013) and $2,216 (2012) and net of reclassification adjustments	6,363	4,346
Change in unrealized fair value adjustments of available-for-sale securities, net of tax provision (benefit) of $88 (2013) and ($5) (2012) and net of reclassification adjustments	161	350

	6,524	4,696

COMPREHENSIVE (LOSS) INCOME	$(592,768)	$344,362

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Dollars in thousands)

(Unaudited)

	September 30, 2013	September 30, 2012
OPERATING ACTIVITIES
Net (loss) income	$(599,292)	$339,666
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of flight equipment	1,386,793	1,440,502
Deferred income taxes	(331,082)	(74,501)
Amortization of deferred debt issue costs	41,685	56,702
Amortization of debt discount	5,436	9,681
Amortization of prepaid lease costs	64,079	45,661
Aircraft impairment charges and fair value adjustments	1,324,937	190,721
Forfeitures of customer deposits	(30,328)	(17,469)
Loss on early extinguishment of debt	17,695	22,934
Other, including gain on aircraft sales and disposals	(4,235)	(27,926)
Changes in operating assets and liabilities:
Lease receivables and other assets	(68,178)	83,269
Accrued interest and other payables	28,871	181,949
Current income taxes and other tax liabilities	(8,018)	3,226

Net cash provided by operating activities	1,828,363	2,254,415

INVESTING ACTIVITIES
Acquisition of flight equipment	(1,507,279)	(1,515,670)
Payments for deposits and progress payments	(267,503)	(137,504)
Proceeds from disposal of flight equipment	391,796	237,128
Change in restricted cash	274,504	43,750
Collections of notes receivable	5,803	10,117
Collections of finance and sales-type leases	42,884	30,325

Net cash (used in) investing activities	(1,059,795)	(1,331,854)

FINANCING ACTIVITIES
Proceeds from debt financing	1,891,080	3,481,146
Payments in reduction of debt financing, net of foreign currency swap settlements	(3,973,845)	(3,675,766)
Debt issue costs	(58,851)	(56,531)
Security and rental deposits received	121,722	114,231
Security and rental deposits returned	(83,110)	(98,996)
Overhaul rentals collected	452,829	366,272
Overhaul rentals reimbursed	(419,863)	(405,957)
Net change in other deposits	(1,019)	24,505
Payment of preferred dividends	(271)	(300)

Net cash (used in) financing activities	(2,071,328)	(251,396)

Net (decrease) increase in cash	(1,302,760)	671,165
Effect of exchange rate changes on cash	491	36
Cash at beginning of period	3,027,587	1,975,009

Cash at end of period	$1,725,318	$2,646,210

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Dollars in thousands)

(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	September 30, 2013		September 30, 2012
Cash paid during the period for:
Interest, excluding interest capitalized of $17,336 (2013) and $11,562 (2012)	$1,108,606		$1,141,323
Income taxes, net	1,903	(a)	5,033	(a)

(a)
Includes no payment and approximately $2 million paid to AIG for ILFC tax liability for the nine month periods ending September 30, 2013 and 2012, respectively.

Non-Cash Investing and Financing Activities

2013:

  Flight equipment in the amount of $358,716 was reclassified to Flight equipment held for sale of which $162,171 was sold.

  Deposits on flight equipment purchases of $131,660 were applied to Acquisition of flight equipment.

  Flight equipment in the amount of $107,298 was reclassified to Net investment in finance and sales-type leases of $104,902 with $2,396 charged to expense.

  Flight equipment in the amount of $42,527 was reclassified to Lease receivables and other assets of $29,589, with $12,938 charged to expense.

  Accrued interest and other payables of $41,410 were applied to Acquisition of flight equipment to reflect the fair value of aircraft purchased under asset value guarantees.

2012:

  Flight equipment in the amount of $151,088 was reclassified to Lease receivables and other assets in the amount of $150,577, with $511 charged to income, upon the designation to part-out of 13 aircraft and two engines.

  Flight equipment in the amount of $68,636, deposits on flight equipment purchases of $4,792 and Accrued interest and other assets of $(4,733) were reclassified to Net investment in finance and sales-type leases of $69,266 with $571 charged to income.

  Deposits on flight equipment purchases of $62,230 were applied to Acquisition of flight equipment.

  Flight equipment in the amount of $48,677 was reclassified to Flight equipment held for sale.

  Flight equipment in the amount of $37,245 was reclassified to Retained earnings to record a transfer of corporate aircraft to AIG.

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Dollars in thousands)

(Unaudited)

  Paid-in capital of $25,901 was reclassified to Other assets to reflect a contribution of a corporate aircraft from AIG.

  Flight equipment classified as Net investment in finance and sales-type leases in the amount of $20,819 were reclassified to Flight equipment.

  Notes receivable of $15,117 were received as partial payment for flight equipment sold with a net book value of $166,736.

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

        Results for the three and nine months ended September 30, 2013 include out of period adjustments related to prior quarters and years, which decreased pre-tax loss by approximately $10.8 million, and $13.3 million, respectively, and decreased after-tax loss by approximately $7.0 million and $15.0 million, respectively. The pre-tax out of period adjustments for the three and nine months ended September 30, 2013, primarily relate to (i) a $18.6 million and a $19.5 million decrease, respectively, to pre-tax loss due to favorable adjustments to interest expense to correct and fully align amortization of deferred debt issue costs and debt discounts in prior periods with the effective interest method; (ii) a $6.1 million and a $2.5 million increase, respectively, to pre-tax loss to correctly reflect legal expenses previously paid by AIG on our behalf; and (iii) a $5.1 million and a $5.5 million increase, respectively, to pre-tax loss to correct lease revenue to fully align amortization of prepaid lease costs on certain leases with early termination options. After-tax results for the nine months ended September 30, 2013, were also favorably impacted by $8.3 million for the reversal of IRS audit interest expense amounts in the first quarter of 2013 that were incorrectly recognized in the fourth quarter 2011 tax provision. Management has determined, after evaluating the quantitative and qualitative aspects of these out of period adjustments, both individually and in the aggregate, that our current and prior period financial statements and our projected 2013 annual results are not materially misstated.

        In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included. Certain reclassifications have been made to the 2012 unaudited, condensed, consolidated financial statements to conform to the 2013 presentation. Operating results for the three and nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

        On December 9, 2012, AIG, AIG Capital Corporation, a wholly owned direct subsidiary of AIG and the sole shareholder of us (the "Seller"), and Jumbo Acquisition Limited (the "Purchaser") entered into a definitive agreement (the "Share Purchase Agreement") for the sale of 80.1% of our common stock for approximately $4.2 billion in cash. The Share Purchase Agreement permits the Purchaser to elect to purchase an additional 9.9% of our common stock for $522.5 million (the "Option"). On June 15, 2013, AIG, Seller and Purchaser entered into an amendment (the "Amendment") to the Share Purchase

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

A. Basis of Preparation (Continued)

Agreement, as amended by Amendment No. 1, dated May 10, 2013. The Amendment extended to July 31, 2013, the date on which any of AIG, Seller or Purchaser may terminate the Share Purchase Agreement, as amended, if the closing of the transaction had not yet occurred. Under the Amendment, AIG and Seller may pursue (but not enter into definitive documentation for, or consummate) other offers for us and may continue to pursue (but not engage in widespread solicitation of orders for, or request effectiveness of) the alternative of a public offering.

        On July 15, 2013, the Purchaser delivered notice that it intended to exercise the Option, raising the size of the total purchase to 90.0% of our common stock.

        As of November 12, 2013, the closing of the transaction had not occurred. As a result, no assurance can be given that the Share Purchase Agreement will not be terminated. AIG continues to consider us as a non-core business and is continuing to pursue other options for us, including an alternative sale or an initial public offering.

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

  Inclusion of the Fed Funds Effective Swap Rate as a Benchmark Interest Rate for Hedge Accounting Purposes

        In July 2013, the FASB issued an accounting standard that permits the Federal Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes in addition to US Treasury rates and LIBOR. The standard also removes the prohibition on using different benchmark rates

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

B. Recent Accounting Pronouncements (Continued)

for similar hedges. This standard became effective on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 to the extent the Federal Funds Effective Swap Rate is used as a benchmark rate for hedge accounting purposes. We adopted this standard on its required effective date of July 17, 2013. The adoption of this standard had no material effect on our consolidated financial condition, results of operations or cash flows.

Future Application of Accounting Guidance:

  Presentation of Unrecognized Tax Benefits

        In July 2013, the FASB issued an accounting standard that requires a liability related to unrecognized tax benefits to be presented as a reduction to the related deferred tax asset for a net operating loss carryforward or a tax credit carryforward (the "Carryforwards"). When the Carryforwards are not available at the reporting date under the tax law of the jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with the related deferred tax assets. This standard is effective for fiscal years and interim periods beginning after December 15, 2013, but earlier adoption is permitted. Upon adoption, the standard must be applied prospectively to unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We plan to adopt the standard prospectively on the required effective date of January 1, 2014 and are currently assessing the impact of adopting the standard on our consolidated financial statements.

C. Income Taxes

        Our effective tax rate for the nine months ended September 30, 2013 was affected by a $7.5 million interest refund allocation from AIG related to IRS audit adjustments, which had a beneficial impact to our effective tax rate and was discretely recorded for the nine months ended September 30, 2013. Our effective tax rate for the three months ended September 30, 2013 was affected by minor permanent items and interest accrued on uncertain tax positions and IRS audit adjustments. Our effective tax rate for the nine months ended September 30, 2012 was beneficially impacted due to a May 2012 decision granted in favor of a taxpayer whereby the Federal Court of Claims held that in calculating the gain realized upon the sale of an asset under the Foreign Sales Corporation regime, the asset's adjusted tax basis should not be reduced by the amount of disallowed depreciation deductions allocable to tax-exempt foreign trade income. Based upon the decision reached in the case, we have adjusted our tax basis in certain flight equipment and recorded an income tax benefit of approximately $588 million and a corresponding reserve of $425.4 million for uncertain tax positions, resulting in a net tax benefit of $162.6 million in the nine months ended September 30, 2012.

D. Restricted Cash

        Restricted cash of $420.9 million and $695.4 million at September 30, 2013 and December 31, 2012, respectively, consisted primarily of cash that is restricted under our ECA facility agreement entered into in 2004 and the Ex-Im financing. See Note J—Debt Financings.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

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

        Expenses Paid by AIG on Our Behalf:    We recorded $3.7 million and $2.6 million in Additional paid in capital for the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively, for compensation, legal fees and other expenses paid by AIG on our behalf for which we were not required to reimburse.

        Derivatives and Insurance Premiums:    The counterparty of all of our interest rate swap agreements as of September 30, 2013, was AIG Markets, Inc., a wholly-owned subsidiary of AIG. See Note N—Fair Value Measurements and Note O—Derivative Financial Instruments. In addition, we purchase insurance through a broker who may place part of our policies with AIG. Total insurance premiums were $6.2 million and $8.3 million for the nine months ended September 30, 2013 and 2012, respectively.

        Our financial statements include the following amounts involving related parties:

	Three Months Ended		Nine Months Ended
Income Statement	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(Dollars in thousands)
Expense (income):
Effect from derivative contracts with AIG Markets, Inc.(a)	$294	$301	$889	$911
Interest on derivative contracts with AIG Markets, Inc.	2,844	4,173	9,547	13,851
Corporate costs from AIG, including allocations(b)	11,538	3,904	27,636	18,451
Interest on time deposit account with AIG Markets(c)	(775)	(1,059)	(2,400)	(2,702)
Management fees received	(2,261)	(2,219)	(6,444)	(6,683)
Management fees paid to subsidiaries of AIG	—	40	126	156

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

E. Related Party Transactions (Continued)

Balance Sheet	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Asset (liability):
Time deposit account with AIG Markets(c)	$1,106,003	$1,103,591
Derivative liabilities(a)	(10,379)	(20,933)
Current income taxes and other tax liabilities to AIG(d)	(286,630)	(299,333)
Accrued corporate costs payable to AIG	(23,800)	(20,969)
Equity increase (decrease):
Aircraft transfer to AIG, net of tax of $11,866 (2012)	—	(25,379)
Aircraft contribution from AIG, net of tax of $9,211 (2012)	—	16,690
Expenses paid by AIG on our behalf(e)	3,675	2,636

(a)
See Note O—Derivative Financial Instruments for all derivative transactions.

(b)
Amounts for the three and nine months ended September 30, 2013 include $6.1 million and $2.5 million, respectively, of legal expenses paid by AIG on our behalf in prior periods. See Note A of Notes to Condensed, Consolidated Financial Statements.

(c)
We have a 30-day interest bearing time deposit account with AIG Markets, Inc., all of which is available for use in our operations. If we request that funds be made available to us prior to the maturity date of the time deposit, we may have to pay a breakage fee to AIG Markets, Inc.

(d)
We made no payment during the nine months ended September 30, 2013, and paid approximately $1.7 million to AIG for an ILFC tax liability during the year ended December 31, 2012.

(e)
Amount as of September 30, 2013 includes the after-tax impact of a $2.5 million adjustment to correctly reflect legal expenses paid by AIG on our behalf prior to 2013. See Note A of Notes to Condensed, Consolidated Financial Statements.

F. Other Income

        Other income was comprised of the following at the respective dates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
AeroTurbine revenue
Engines, airframes, parts and supplies	$78,955	$81,267	$233,974	$226,261
Cost of sales	(70,022)	(67,915)	(201,097)	(191,636)

	8,933	13,352	32,877	34,625
Interest and Other	14,234	20,737	63,392	47,223

Total	$23,167	$34,089	$96,269	$81,848

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

G. Aircraft Impairment Charges on Flight Equipment Held for Use

        Management evaluates quarterly the need to perform a recoverability assessment of aircraft in our fleet considering the requirements under GAAP and performs this assessment at least annually for all aircraft in our fleet. Recurring recoverability assessments are performed whenever events or changes in circumstances indicate that the carrying amount of our aircraft may not be fully recoverable, which may require us to change our assumptions related to future estimated cash flows. Some of these events or changes in circumstances may include potential disposals of aircraft, changes in contracted lease terms, changes in the status of an aircraft as leased, re-leased, or not subject to lease, repossessions of aircraft, changes in portfolio strategies, changes in demand for a particular aircraft type and changes in economic and market circumstances. Any of these events are considered when they occur before our financial statements are issued, including lessee bankruptcies occurring subsequent to the balance sheet date.

        During the three and nine months ended September 30, 2013, we recorded impairment charges of $1.1 billion relating to 36 aircraft and $1.1 billion relating to 40 aircraft, respectively. During the three months ended September 30, 2013, we concluded that the net book values of certain four-engine widebody aircraft in our fleet were no longer supportable based upon the latest cash flow estimates because the estimated holding periods are not likely to be as long as previously anticipated. The increasing number of aircraft operators looking to completely or partially replace their Airbus A340s and Boeing 747s is expected to increase the available supply of these aircraft types and diminish future lease placement opportunities. Sustained high fuel prices, the introduction of more fuel-efficient aircraft, and the success of competing aircraft models have resulted in a shrinking operator base for these aircraft types. These factors along with the latest updates to airline fleet plans and recent efforts to remarket these aircraft have informed our conclusions as of September 30, 2013. Approximately $1.0 billion of the $1.1 billion in impairment charges recorded in the three months ended September 30, 2013, resulted from the four-engine widebody aircraft and in particular the Airbus A340-600s, which has a limited operator base.

        In connection with our recoverability assessment performed at September 30, 2013, we re-assessed the estimated holding period for certain aircraft types and, as a result, we changed the estimated useful life of 55 aircraft in our fleet, including 32 aircraft that were impaired during the three months ended September 30, 2013. In the fourth quarter of 2013, we will start depreciating these 55 aircraft using the straight-line method over the estimated remaining revised useful lives. This change will accelerate the overall depreciation expense on these 55 aircraft but will be partially offset by the reduction in the carrying values of the 32 aircraft for which impairment charges were recorded during the three months ended September 30, 2013. As a result, we estimate that our depreciation expense for these 55 aircraft will increase by approximately $7 million for the three months ended December 31, 2013, as compared to the three months ended September 30, 2013. We estimate an increase in depreciation expense for the year ended December 31, 2014 of approximately $23 million for these 55 aircraft. Beginning in 2015, our depreciation expense for these 55 aircraft is expected to decrease as these aircraft begin to reach the end of their respective holding periods.

        During the three and nine months ended September 30, 2012, we recorded impairment charges of $61.2 million relating to six aircraft (including one aircraft that had previously been impaired) and $102.7 million relating to ten aircraft (including one aircraft that had previously been impaired), respectively. These impairment charges were as a result of our recurring recoverability assessments.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

H. Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed

        From time to time we will dispose of aircraft from our fleet held for use prior to the conclusion of their useful life through either a sale or part-out. If management determines that it is more likely than not that an aircraft will be disposed of through either a sale or part-out, a recoverability assessment is performed, and if impaired, the aircraft is recorded at the lower of fair market value or its current carrying value, with any necessary adjustments recorded in our Condensed, Consolidated Statements of Operations. Further, if the aircraft meets the criteria to be classified as Flight equipment held for sale, we reclassify the aircraft from Flight equipment into Flight equipment held for sale (subsequent to recording any necessary impairment charges or fair value adjustments).

        We reported the following impairment charges and fair value adjustments on flight equipment sold or to be disposed:

	Three Months Ended						Nine Months Ended
	September 30, 2013			September 30, 2012			September 30, 2013				September 30, 2012
	Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments		Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments		Aircraft Impaired or Adjusted		Impairment Charges and Fair Value Adjustments		Aircraft Impaired or Adjusted		Impairment Charges and Fair Value Adjustments
	(Dollars in millions)						(Dollars in millions)
Impairment charges and fair value adjustments on aircraft likely to be sold or sold (including sales-type leases)	3	$8.5		5	$5.2		18		$87.3	(a)	9	(b)	$43.0
Fair value adjustments on held for sale aircraft sold or transferred from held for sale back to flight equipment(c)	—	—		4	4.1		—		—		4		4.1
Impairment charges on aircraft intended to be or designated for part-out	6	49.0	(d)	6	26.6	(d)	19	(e)	97.8	(d)	10		41.0	(d)

Total Impairment charges and fair value adjustments on flight equipment	9	$57.5		15	$35.9		37		$185.1		23		$88.1

(a)
Includes charges relating to 11 aircraft that met the criteria to be classified as Flight equipment held for sale, and were reclassified from Flight equipment into Flight equipment held for sale. During the nine months ended September 30, 2013, 10 of these aircraft were sold to a third party.

(b)
One of the nine aircraft was impaired twice during the nine months ended September 30, 2012.

(c)
Included in these amounts are net fair value credit adjustments related to aircraft previously held for sale, which currently no longer meet such criteria and were subsequently reclassified to Flight equipment. Also included in these amounts are fair value credit adjustments for sales price adjustments related to aircraft that were previously held for sale and sold during the periods presented.

(d)
Includes charges relating to two engines for the three months ended September 30, 2013, and nine engines for the same period in 2012 and six engines for the nine months ended September 30, 2013 and 13 engines for the same period in 2012.

(e)
One of the 19 aircraft was impaired twice during the nine months ended September 30, 2013.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

I. Lease Receivables and Other Assets

        Lease receivables and other assets consisted of the following:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Lease receivables	$209,657	$199,694
AeroTurbine Inventory	200,508	149,390
Lease incentive costs, net of amortization	175,956	128,616
Straight-line rents and other assets	203,308	226,609
Goodwill and Other intangible assets(a)	46,778	48,887
Notes and trade receivables, net of allowance(b)	18,098	23,181
Derivative assets(c)	—	54

	$854,305	$776,431

(a)
Goodwill and Other intangible assets relate to our acquisition of AeroTurbine.

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

        During the nine months ended September 30, 2013, we did not have any activity in our allowance for credit losses on notes receivable.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

J. Debt Financings

        Our debt financing was comprised of the following at the respective dates:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Secured
Senior secured bonds	$3,900,000	$3,900,000
ECA and Ex-Im financings	1,828,648	2,193,229
Secured bank debt(a)	1,808,227	1,961,143
Institutional secured term loans	750,000	1,450,000
Less: Deferred debt discount(b)	(5,398)	(15,125)

	8,281,477	9,489,247
Unsecured
Bonds and medium-term notes	13,025,538	13,890,747
Less: Deferred debt discount(b)	(33,712)	(37,207)

	12,991,826	13,853,540

Total Senior Debt Financings	21,273,303	23,342,787
Subordinated Debt	1,000,000	1,000,000

	$22,273,303	$24,342,787

(a)
Of this amount, $177.9 million (2013) and $270.5 million (2012) is non-recourse to ILFC. These secured financings were incurred by VIEs and consolidated into our Condensed, Consolidated Financial Statements. Amounts include $334.5 million (2013) and $260.0 million (2012) outstanding under AeroTurbine's revolving credit facility.

(b)
During the three months ended September 30, 2013, we recorded an $18.6 million adjustment to correct and fully align amortization of deferred debt issue costs and debt discounts in prior periods with the effective interest method, of which $4.0 million related to debt discounts and is reflected herein. See Note A of Notes to Condensed, Consolidated Financial Statements.

        The following table presents information regarding the collateral pledged for our secured debt:

	As of September 30, 2013
	Debt Outstanding	Net Book Value of Collateral		Number of Aircraft
	(Dollars in thousands)
Senior secured bonds	$3,900,000	$5,962,533		174
ECA and Ex-Im Financings	1,828,648	5,015,092		118
Secured bank debt	1,808,227	2,622,782	(a)	61	(a)
Institutional secured term loans	750,000	1,303,763		52

Total	$8,286,875	$14,904,170		405

(a)
Amounts represent the net book value of collateral and number of aircraft securing ILFC secured bank term debt. Amounts do not include assets securing AeroTurbine's secured revolving credit facility. AeroTurbine's credit facility, under which $334.5 million was drawn as of September 30, 2013, is secured by substantially all of the assets of AeroTurbine and its subsidiary guarantors.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

J. Debt Financings (Continued)

Senior Secured Bonds

        On August 20, 2010, we issued $3.9 billion of senior secured notes, with $1.35 billion maturing in September 2014 and bearing interest of 6.5%, $1.275 billion maturing in September 2016 and bearing interest of 6.75%, and $1.275 billion maturing in September 2018 and bearing interest of 7.125%. The notes are secured by a designated pool of aircraft, initially consisting of 174 aircraft, together with the attached leases and all related equipment, and cash collateral when required. In addition, two of our subsidiaries, which either own or hold leases attached to the aircraft included in the pool securing the notes, have guaranteed the notes. We can redeem the notes at any time prior to their maturity, provided we give notice between 30 to 60 days prior to the intended redemption date and subject to a penalty of the greater of 1% of the outstanding principal amount and a "make-whole" premium. There is no sinking fund for the notes.

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

        The indenture provides for customary events of default, including but not limited to, the failure to pay scheduled principal and interest payments on the notes, the failure to comply with covenants and agreements specified in the indenture, the acceleration of certain other indebtedness resulting from non-payment of that indebtedness, and certain events of insolvency. If any event of default occurs, any amount then outstanding under the senior secured notes may immediately become due and payable.

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

        As of September 30, 2013, approximately $1.6 billion was outstanding under the 2004 ECA facility and no loans were outstanding under the 1999 ECA facility. The interest rates on the loans outstanding under the 2004 ECA facility are either fixed or based on LIBOR and ranged from 0.353% to 4.711% at September 30, 2013. The net book value of the aircraft purchased under the 2004 ECA facility was $3.6 billion at September 30, 2013. The loans are guaranteed by various European ECAs. We have collateralized the debt with pledges of the shares of wholly owned subsidiaries that hold title to the aircraft financed under the facilities. The 2004 ECA facility contains customary events of default and restrictive covenants.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

J. Debt Financings (Continued)

        The 2004 ECA facility requires us to segregate security deposits, overhaul rentals and rental payments received under the leases related to the aircraft funded under the 2004 ECA facility (segregated rental payments are used to make scheduled principal and interest payments on the outstanding debt). The segregated funds are deposited into separate accounts pledged to and controlled by the security trustee of the 2004 ECA facility. At September 30, 2013 and December 31, 2012, respectively, we had segregated security deposits, overhaul rentals and rental payments aggregating $404.7 million and $405.4 million related to aircraft funded under the 2004 ECA facility. The segregated amounts fluctuate with changes in security deposits, overhaul rentals, rental payments and principal and interest payments related to the aircraft funded under the 2004 ECA facility. In addition, if a default resulting in an acceleration of the obligations under the 2004 ECA facility were to occur, pursuant to the cross-collateralization agreement described below, we would have to segregate lease payments, overhaul rentals and security deposits received after such acceleration event occurred from the leases relating to the aircraft funded under the 1999 ECA facility that remain as collateral, even though those aircraft are no longer subject to a loan at September 30, 2013.

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

        We have cross-collateralized the 1999 ECA facility with the 2004 ECA facility. As part of such cross-collateralization, we (i) guarantee the obligations under the 2004 ECA facility through our subsidiary established to finance Airbus aircraft under the 1999 ECA facility; (ii) granted mortgages over certain aircraft financed under the 1999 ECA facility and security interests over other collateral related to the aircraft financed under the 1999 ECA facility to secure the guaranty obligation; (iii) have to maintain a loan-to-value ratio (aggregating the aircraft from the 1999 ECA facility and the 2004 ECA facility) of no more than 50% in order to release liens (including the liens incurred under the cross-collateralization agreement) on any aircraft financed under the 1999 or 2004 ECA facilities or other assets related to the aircraft; and (iv) agreed to apply proceeds generated from certain disposals of aircraft to obligations under the 2004 ECA facility.

        On May 8, 2013, we amended our 2004 ECA facility, effective immediately, to remove the minimum consolidated tangible net worth covenant. In addition, the amendment made permanent the requirement to segregate funds and to register individual mortgages in local jurisdictions. Prior to the amendment, this requirement would have fallen away if our long-term debt ratings rose above a certain level.

Ex-Im Financings

        On December 19, 2012, we issued through a consolidated entity pre-funded amortizing notes with an aggregate principal amount of $287.0 million. The notes mature in January 2025 and scheduled principal payments commenced in April 2013. The notes are guaranteed by the Export-Import Bank of the United States and bear interest at a rate per annum equal to 1.492%. The funds were being held in a restricted cash account at December 31, 2012. During the nine months ended September 30, 2013, we used the proceeds from the notes to finance two Boeing 777-300ER aircraft, which serve as collateral for the notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

J. Debt Financings (Continued)

Secured Bank Debt

        2011 Secured Term Loan:    On March 30, 2011, one of our indirect, wholly owned subsidiaries entered into a secured term loan agreement with lender commitments in the amount of approximately $1.3 billion, which was subsequently increased to approximately $1.5 billion. As of September 30, 2013, approximately $1.3 billion was outstanding under this agreement. The loan matures on March 30, 2018, and scheduled principal payments commenced in June 2012. The loan bears interest at LIBOR plus a margin of 2.75%, or, if applicable, a base rate plus a margin of 1.75%. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain wholly owned subsidiaries of the subsidiary borrower. The security granted includes a portfolio of 54 aircraft, together with the attached leases and all related equipment, and the equity interests in certain SPEs that own the pledged aircraft, attached leases and related equipment. The 54 aircraft had an initial aggregate appraised value, as defined in the loan agreement, of approximately $2.4 billion, which equaled a loan-to-value ratio of approximately 65%. The subsidiary borrower, subsidiary guarantors and SPEs have been designated as non-restricted subsidiaries under our indentures.

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

        AeroTurbine Revolving Credit Agreement:    AeroTurbine has a credit facility that expires on December 9, 2015 and, after the most recent amendment on February 23, 2012, provides for a maximum aggregate available amount of $430 million, subject to availability under a borrowing base calculated based on AeroTurbine's aircraft assets and accounts receivable. AeroTurbine has the option to increase the aggregate amount available under the facility by an additional $70 million, either by adding new lenders or allowing existing lenders to increase their commitments if they choose to do so. Borrowings under the facility bear interest determined, with certain exceptions, based on LIBOR plus a margin of 3.0%. AeroTurbine's obligations under the facility are guaranteed by ILFC on an unsecured basis and by AeroTurbine's subsidiaries (subject to certain exclusions) and are secured by substantially all of the assets of AeroTurbine and its subsidiary guarantors. The credit agreement contains customary events of default and covenants, including certain financial covenants. Additionally, the credit agreement imposes limitations on AeroTurbine's ability to pay dividends to us (other than dividends payable solely in common stock). As of September 30, 2013, AeroTurbine had approximately $335 million outstanding under the facility.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

J. Debt Financings (Continued)

        Secured Commercial Bank Financings:    In May 2009, ILFC provided $39.0 million of subordinated financing to an indirect, wholly owned subsidiary that had been designated as non-restricted under our indentures. The entity used these funds and an additional $106.0 million borrowed from third parties to purchase an aircraft, which it leases to an airline. The loans had original maturity dates in May 2018 with interest rates based on LIBOR. On January 16, 2013, the subsidiary repaid both loans in full. In connection with the prepayment of these loans, we recognized losses aggregating $1.7 million from the write off of unamortized deferred financing costs.

        In June 2009, we borrowed $55.4 million through an indirect, wholly owned subsidiary that had been designated as non-restricted under our indentures and that owns one aircraft leased to an airline. The loan partly amortized over five years with the remaining $27.5 million originally due in 2014, and the interest rate was fixed at 6.58%. On March 20, 2013, we repaid the loan in full. In connection with the prepayment of this loan, we recognized losses aggregating $0.8 million from the write off of unamortized deferred financing costs.

        In March 2012, one of our indirect, wholly owned subsidiaries that had been designated as non-restricted under our indentures entered into a $203 million term loan facility that was used to finance seven Boeing 737-800s. The principal of each senior loan issued under the facility will partially amortize over six years, with the remaining principal payable at the maturity date. At September 30, 2013, approximately $178 million was outstanding and the average interest rate on the loans was 4.73%. The loans are non-recourse to ILFC except under limited circumstances and are secured by the purchased aircraft and lease receivables. The subsidiary borrower can voluntarily prepay the loans at any time subject to a 2% prepayment fee prior to March 30, 2014 and a 1% prepayment fee between March 30, 2014 and March 30, 2015. On March 29, 2013, we amended certain financial covenants under our $203 million term loan facility. The subsidiary borrower under the $203 million term loan facility is prohibited from: (i) incurring additional debt; (ii) incurring additional capital expenditures; (iii) hiring employees; and (iv) negatively pledging the assets securing the facility.

Institutional Secured Term Loans

        In 2012, we entered into the following term loans:

  •
  Secured Term Loan 2012-1: On February 23, 2012, one of our indirect, wholly owned subsidiaries that had been designated as non-restricted under our indentures entered into a secured term loan agreement in the amount of $900 million. The loan matures on June 30, 2017, and initially bore interest at LIBOR plus a margin of 4.0% with a 1.0% LIBOR floor, or, if applicable, a base rate plus a margin of 3.0%. On April 5, 2013, we amended this secured term loan and simultaneously prepaid $150 million of the outstanding principal amount. In connection with the partial prepayment of this secured term loan, we recognized losses aggregating approximately $2.9 million from the write-off of unamortized deferred financing costs. The remaining outstanding principal amount of $750 million now bears interest at an annual rate of LIBOR plus 2.75%, with a LIBOR floor of 0.75%, or, if applicable, a base rate plus a margin of 1.75%. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain wholly owned subsidiaries of the subsidiary borrower. The security granted includes the

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

J. Debt Financings (Continued)

    equity interests in certain SPEs of the subsidiary borrower that have been designated as non-restricted under our indentures. The SPEs initially held title to 62 aircraft, together with the attached leases and all related equipment, with an aggregate appraised value, as defined in the loan agreement, of approximately $1.66 billion as of December 31, 2011, equaling an initial loan-to-value ratio of approximately 54%. After giving effect to the amendment, certain collateral that had served as security for the secured term loan was released. As of September 30, 2013, the SPEs collectively own a portfolio of 52 aircraft, together with the attached leases and all related equipment, with an aggregate appraised value of $1.27 billion, equaling a loan-to-value ratio of approximately 59%. The loan requires a loan-to-value ratio of no more than 63%. If the subsidiary borrower does not maintain compliance with the maximum loan-to-value ratio, it will be required to prepay a portion of the loan, deposit an amount in the cash collateral account or transfer additional aircraft to SPEs, subject to certain concentration criteria, so that the ratio is equal to or less than the maximum loan-to-value ratio. The principal of the loan is payable in full at maturity with no scheduled amortization. We can voluntarily prepay the loan at any time. The loan contains customary covenants and events of default, including covenants that limit the ability of the subsidiary borrower and its subsidiaries to incur additional indebtedness and create liens, and covenants that limit the ability of ILFC, the subsidiary borrower and its subsidiaries to consolidate, merge or dispose of all or substantially all of their assets and enter into transactions with affiliates.

  •
  Secured Term Loan 2012-2: On April 12, 2012, one of our indirect, wholly owned subsidiaries that had been designated as non-restricted under our indentures entered into a secured term loan agreement in the amount of $550 million. The loan had an original maturity date of April 12, 2016, and bore interest at LIBOR plus a margin of 3.75% with a 1% LIBOR floor. The obligations of the subsidiary borrower were guaranteed on an unsecured basis by ILFC and on a secured basis by certain wholly owned subsidiaries of the subsidiary borrower. We prepaid this loan in full on May 30, 2013, and in connection with the prepayment, we recognized losses aggregating approximately $12.3 million from the write-off of unamortized deferred discount and financing costs.

Unsecured Bonds and Medium-Term Notes

        Shelf Registration Statement:    We have an effective shelf registration statement filed with the SEC. We have an unlimited amount of debt securities registered for sale under the shelf registration statement.

        At September 30, 2013, we had issued unsecured notes with an aggregate principal amount outstanding of approximately $10.3 billion under our current and previous shelf registration statements, including $750 million of 3.875% notes due 2018 and $500 million of 4.625% notes due 2021, each issued in March 2013, and $550 million of floating rate notes due 2016, issued in May 2013. The floating rate notes bear interest at three-month LIBOR plus a margin of 1.95%, with the interest rate resetting quarterly, and at September 30, 2013, the interest rate was 2.204%. The debt securities outstanding under our shelf registration statements mature through 2022 and the fixed rate notes bear interest at rates that range from 3.875% to 8.875%. The notes are not subject to redemption prior to their stated maturity and there are no sinking fund requirements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

J. Debt Financings (Continued)

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

Unsecured Revolving Credit Agreement

        2012 Credit Facility:    On October 9, 2012, we entered into a $2.3 billion three-year unsecured revolving credit facility with a group of 10 banks that expires on October 9, 2015. Our revolving credit facility provides for interest rates based on either a base rate or LIBOR plus a margin, currently 2.25%, determined by reference to our ratio of consolidated indebtedness to shareholders' equity. The credit agreement contains customary events of default and restrictive covenants that, among other things, limit our ability to incur liens and transfer or sell assets. The credit agreement also contains financial covenants that require us to maintain a minimum interest coverage ratio and a maximum ratio of consolidated indebtedness to shareholders' equity. As of September 30, 2013, we had not drawn on our revolving credit facility.

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

Subordinated Debt

        In December 2005, we issued two tranches of subordinated debt totaling $1.0 billion. Both tranches mature on December 21, 2065. The $400 million tranche has a call option date of December 21, 2015. We can call the $600 million tranche at any time. The interest rate on the $600 million tranche is a floating rate with a margin of 1.55% plus the highest of (i) 3-month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. The interest rate resets quarterly and at September 30, 2013, the

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

J. Debt Financings (Continued)

interest rate was 5.35%. The $400 million tranche has a fixed interest rate of 6.25% until the 2015 call option date, and if we do not exercise the call option, the interest rate will change to a floating rate, reset quarterly, based on a margin of 1.80% plus the highest of (i) 3-month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. If we choose to redeem the $600 million tranche, we must pay 100% of the principal amount of the bonds being redeemed, plus any accrued and unpaid interest to the redemption date. If we choose to redeem only a portion of the outstanding bonds, at least $50 million principal amount of the bonds must remain outstanding.

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

Loss on Extinguishment of Debt

        2013.    During the nine months ended September 30, 2013, we prepaid in full our $550 million secured term loan originally scheduled to mature in April 2016, the total outstanding under both tranches of the $106.0 million secured financing, and the total outstanding under the $55.4 million secured financing, and prepaid $150 million of the outstanding principal amount of our secured term loan due June 30, 2017. In connection with these prepayments, we recognized charges aggregating $17.7 million from the write off of unamortized deferred financing costs and deferred debt discount.

        2012.    During the nine months ended September 30, 2012, we prepaid the remaining $456.9 million outstanding under our secured credit facility dated October 13, 2006 and the $750 million outstanding under our secured term loan entered into in 2010, and we refinanced our $550 million secured term loan at a lower interest rate. In connection with these prepayments, we recognized charges aggregating $22.9 million from the write off of unamortized deferred financing costs and deferred debt discount.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

K. Security Deposits on Aircraft, Deferred Overhaul Rentals and Other Customer Deposits

        As of September 30, 2013 and December 31, 2012, Security deposits, deferred overhaul rentals and other customer deposits were comprised of:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Security deposits paid by lessees	$1,138,026	$1,115,213
Deferred overhaul rentals	853,385	754,175
Rents received in advance and Straight-line rents	447,234	453,837
Other customer deposits	217,634	201,756

Total	$2,656,279	$2,524,981

L. Commitments and Contingencies

        At September 30, 2013, we had committed to purchase 338 new aircraft, two used aircraft from third parties, and nine new spare engines scheduled for delivery through 2022 with aggregate estimated total remaining payments (including adjustments for certain contractual escalation provisions) of approximately $21.9 billion. The majority of these commitments to purchase new aircraft and engines are based upon agreements with each of Boeing, Airbus, Embraer and Pratt and Whitney. In addition, AeroTurbine has agreed to purchase two used aircraft and three engines under other flight equipment purchase agreements for an aggregate purchase commitment of $24.3 million.

Guarantees

  •
  Asset Value Guarantees:  We have previously contracted to provide guarantees on a portion of the residual value of certain aircraft to financial institutions and other third parties for fees. As of September 30, 2013, we provided 12 such guarantees that had not yet been exercised. These guarantees expire at various dates through 2023 and generally obligate us to pay the shortfall between the fair market value and the guaranteed value of the aircraft and provide us with an option to purchase the aircraft for the guaranteed value. During the three and nine months ended September 30, 2013, we purchased three and five used aircraft, respectively, under guarantees previously exercised, three of which we subsequently sold. We may purchase an additional aircraft under a separate previously exercised guarantee during 2015. At September 30, 2013, the total reserves related to these asset value guarantees we have contracted to provide aggregated $125.5 million. At September 30, 2013, the maximum aggregate potential commitment that we were obligated to pay under these guarantees, without any offset for the projected value of the aircraft or other features that may limit our exposure, was approximately $330.6 million.

  •
  Aircraft Loan Guarantees:  We guarantee one loan collateralized by an aircraft. The guarantee expires in 2014, when the loan matures, and obligates us to pay an amount up to the guaranteed value upon the default of the borrower, which will be offset by a portion of the underlying value of the aircraft collateral. At September 30, 2013, the guaranteed value, without any offset for the projected value of the aircraft, was approximately $4.2 million.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

L. Commitments and Contingencies (Continued)

        Management regularly reviews the underlying values of the aircraft collateral to determine our exposure under asset value guarantees and aircraft loan guarantees. We recorded provisions for losses on asset value guarantees of $93.9 million related to four guarantees and $100.5 million related to six guarantees during the three and nine months ended September 30, 2013, respectively. The amounts recorded reflect the differences between the estimated fair market value of the aircraft at the purchase date and the guaranteed value of these aircraft, adjusted for contractual provisions that limit our expected losses. The provision recorded during the three months ended September 30, 2013 relates to four Airbus A340-600 aircraft for which the estimated fair market value of the aircraft at the purchase date declined significantly as a result of the shorter holding periods that we now expect for these aircraft. The shorter holding periods have a significant impact on the estimated future cash flows for periods following the purchase dates pursuant to the asset value guarantees and have resulted in a significant increase to our expected losses on these four guarantees. See Note G of Notes to Condensed, Consolidated Financial Statements for further discussion regarding the impairment charges we recorded for Airbus A340-600 aircraft in our fleet during the three and nine months ended September 30, 2013. We recorded provisions for losses on asset value guarantees of $31.3 million related to three guarantees during the three and nine months ended September 30, 2012. The carrying balance of guarantees of $128.9 million at September 30, 2013, which consists of unamortized deferred premiums and reserves, is included in Accrued interest and other payables on our Condensed, Consolidated Balance Sheets.

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

        Air Lease:    On April 24, 2012, ILFC and AIG filed a lawsuit in the Los Angeles Superior Court against ILFC's former CEO, Steven Udvar Hazy; Mr. Hazy's current company, Air Lease Corporation (ALC); and a number of ILFC's former officers and employees who are currently employed by ALC. The lawsuit alleges that Mr. Hazy and the former officers and employees, while employed at ILFC, diverted corporate opportunities from ILFC, misappropriated ILFC's trade secrets and other proprietary information, and committed other breaches of their fiduciary duties, all at the behest of ALC. The complaint seeks monetary damages and injunctive relief for breaches of fiduciary duty, misappropriation of trade secrets, unfair competition, and various other violations of state law.

        On August 15, 2013 ALC filed a cross-complaint against ILFC and AIG, which alleges that ILFC entered into, and later breached, an agreement to sell certain aircraft to ALC. Based on these allegations, the cross-complaint asserts claims against ILFC for breach of contract and unfair competition. The cross-

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

L. Commitments and Contingencies (Continued)

complaint seeks significant compensatory and punitive damages. The matter is in its incipient stages and we are still evaluating the claims. We believe we have substantial defenses on the merits and we will vigorously defend ourselves against ALC's claims.

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

        We have variable interests in the following entities, in which we have determined we are not the PB because we do not have the power to direct the activities that most significantly affect the entity's economic performance: (i) one entity that we have previously sold aircraft to and for which we manage the aircraft, in which our variable interest consists of the servicing fee we receive for the management of those aircraft; and (ii) two affiliated entities we sold aircraft to in 2003 and 2004, which aircraft we continue to manage, in which our variable interests consist of the servicing fee we receive for the management of those aircraft. These two affiliated entities, for which we manage aircraft, are consolidated into AIG's financial statements.

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

September 30, 2013

(Unaudited)

N. Fair Value Measurements (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table presents our assets and liabilities measured at fair value on a recurring basis, categorized using the fair value hierarchy described above:

	Level 1	Level 2		Level 3	Counterparty Netting	Total
	(Dollars in thousands)
September 30, 2013
Derivative assets	$—	$—		$—	$—	$—
Derivative liabilities	—	(10,379	)(a)	—	—	(10,379)

Total	$—	$(10,379)		$—	$—	$(10,379)

December 31, 2012
Derivative assets	$—	$54		$—	$—	$54 (b)
Derivative liabilities	—	(20,933	)(a)	—	—	(20,933)

Total	$—	$(20,879)		$—	$—	$(20,879)

(a)
The balance includes CVA and MVA adjustments of $0.03 million and $0.3 million as of September 30, 2013 and December 31, 2012, respectively.

(b)
Derivative assets are presented in Lease receivables and other assets on the Condensed, Consolidated Balance Sheet.

        At September 30, 2013 our derivative portfolio consisted of interest rate swap contracts and at December 31, 2012, our derivative portfolio consisted of interest rate swap and interest rate cap contracts. The fair value of these instruments are based upon a model that employs current interest and volatility rates, as well as other observable inputs as applicable. As such, the valuation of these instruments is classified as Level 2.

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

        Fair value of flight equipment is determined using an income approach based on the present value of future cash flows from current contractual lease agreements, projected non-contractual future lease cash flows, and estimated flight hour rental cash flows, where appropriate, extended to the end of the aircraft's economic life or to the end of our estimated holding period in its highest and best use configuration, as well as a disposition value, based on the expectations of market participants.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

N. Fair Value Measurements (Continued)

        We recognized impairment charges and fair value adjustments for the three and nine months ended September 30, 2013 and 2012, as provided in Note G—Aircraft Impairment Charges on Flight Equipment Held for Use and Note H—Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed.

        The following table presents the effect on our Condensed, Consolidated Financial Statements as a result of the non-recurring impairment charges and fair value adjustments recorded to flight equipment during the nine months ended September 30, 2013:

	Book Value at December 31, 2012	Impairment Charges	Reclassifications and Other Adjustments		Sales	Depreciation	Book Value at September 30, 2013
	(Dollars in thousands)
Flight equipment	$2,501,544	$(1,324,588)	$(261,263)		$(18,712)	$(133,406)	$763,575
Flight equipment held for sale	—	—	162,250		(153,000)	—	9,250
Lease receivables and other assets	6,721	(349)	21,333		(8,996)	(2,366)	16,343
Net investment in finance and sales-type leases	—	—	76,070		—	—	76,070

Total	$2,508,265	$(1,324,937)	$(1,610)	(a)	$(180,708)	$(135,772)	$865,238

(a)
Represents collections and security deposits applied against the finance and sales-type leases, offset by costs capitalized to flight equipment.

Inputs to Non-Recurring Fair Value Measurements Categorized as Level 3

        We measure the fair value of flight equipment on a non-recurring basis, when GAAP requires the application of fair value. The fair value of flight equipment is estimated when (i) aircraft held for use in our fleet are impaired; (ii) aircraft expected to be parted-out or sold are impaired; and (iii) aircraft are sold as part of sales-type leases. We use the income approach to measure the fair value of flight equipment, which is based on the present value of estimated future cash flows. The key inputs to the income approach include the current contractual lease cash flows, projected future non-contractual lease cash flows, both of which include estimates of flight hour rental cash flows, where appropriate, extended to the end of the aircraft's economic life or to the end of our estimated holding period in its highest and best use configuration, as well as a contractual or estimated disposition value. The determination of these key inputs in applying the income approach is discussed below.

        The current contractual lease cash flows are based on the in-force lease rates. The projected non-contractual lease cash flows are estimated based on the aircraft type, age, and airframe and engine configuration of the aircraft. The projected non-contractual lease cash flows are applied to a follow-on lease term(s), which are estimated based on the age of the aircraft at the time of re-lease. Follow-on leases are assumed through the aircraft's estimated economic life or estimated holding period. The holding period assumption is the period over which future cash flows are assumed to be generated. We generally assume the aircraft will be leased over a 25-year estimated useful life unless specific facts and circumstances indicate the holding period is expected to be shorter. Shorter holding periods can result

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

N. Fair Value Measurements (Continued)

from our assessment of aircraft types or when a sale or future part-out of an individual aircraft has been contracted for, or is likely. In instances of a potential sale or part-out, the holding period is based on the estimated or actual sales or part-out date. The disposition value is generally estimated based on the aircraft type. In situations where the aircraft will be disposed of, the residual value assumed is based on an estimated part-out value or the contracted sale price.

        The aggregate cash flows, as described above, are then discounted. The estimated discount rate used is based on the aircraft type and incorporates market participant assumptions regarding the market attractiveness of the aircraft type and the likely debt and equity financing components and the required returns of those financing components. Management has identified the key elements affecting the fair value calculation as the rate used to discount the estimated cash flows, the flight equipment holding period, and the proportion of contractual versus non-contractual cash flows.

	Fair Value at September 30, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
(Dollars in millions)
Flight Equipment(a)	$765	Income Approach	Discount Rate	16.6%

			Remaining Holding Period	0-10 years (4 years)
			Present Value of Non-Contractual Cash Flows as a Percentage of Fair Value	0-100% (39%)

(a)
Includes Flight equipment for which non-recurring impairment charges and fair value adjustments were recorded during the three months ended September 30, 2013.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

O. Derivative Financial Instruments

        We use derivatives to manage exposures to interest rate and foreign currency risks. At September 30, 2013, we had interest rate swap agreements entered into with a related counterparty that mature through 2015. During the nine months ended September 30, 2013, we also had two interest rate cap agreements with an unrelated counterparty in connection with a secured financing transaction that were scheduled to mature in 2018. We prepaid the debt related to our interest rate cap agreements and terminated our interest rate cap agreements during the nine months ended September 30, 2013.

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

        All of our interest rate swap agreements are subject to a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. Our interest rate swap agreements are recorded at fair value on our balance sheet in Derivative liabilities (see Note N—Fair Value Measurements). All of our derivatives were in a liability position at September 30, 2013. Our interest rate cap agreements at December 31, 2012 were recorded at fair value and included in Lease receivables and other assets. Our derivative contracts do not have any credit risk related contingent features and we are not required to post collateral under any of our existing derivative contracts.

        Derivatives have notional amounts, which generally represent amounts used to calculate contractual cash flows to be exchanged under the contract. The following table presents notional and fair values of derivatives outstanding at the following dates:

	Asset Derivatives		Liability Derivatives
	Notional Value	Fair Value	Notional Value	Fair Value
	(Dollars in thousands)
September 30, 2013
Derivatives designated as hedging instruments:
Interest rate swap agreements(a)	$—	$—	$221,185	$(10,379)

Total derivatives		$—		$(10,379)

December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swap agreements(a)	$—	$—	$336,125	$(20,933)
Derivatives not designated as hedging instruments:
Interest rate cap agreements(b)	$65,985	$54	$—	$—

Total derivatives		$54		$(20,933)

(a)
Converts floating interest rate debt into fixed rate debt.

(b)
Derivative assets are presented in Lease receivables and other assets on the Condensed, Consolidated Balance Sheet.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

O. Derivative Financial Instruments (Continued)

        We recorded the following in OCI related to derivative instruments designated as hedging instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
Gain (Loss)	2013	2012	2013	2012
	(Dollars in thousands)
Effective portion of change in fair market value of derivatives:
Interest rate swap agreements(a)(b)	$2,572	$2,275	$8,987	$5,715
Amortization of balances of de-designated hedges and other adjustments	282	282	847	847
Income tax effect	(1,007)	(904)	(3,471)	(2,216)

Net changes in cash flow hedges, net of taxes	$1,847	$1,653	$6,363	$4,346

(a)
Includes $(62) and $(946) of combined CVA and MVA for the three months ended September 30, 2013 and 2012, respectively, and $(311) and $(5,864) of combined CVA and MVA for the nine months ended September 30, 2013 and 2012, respectively.

(b)
Includes the following amounts for the following periods:

Three months ended September 30, 2013 and 2012:    (i) effective portion of the unrealized gain or (loss) on derivative position recorded in OCI of $(272) and $(1,898), respectively, and (ii) amounts reclassified from AOCI primarily into interest expense when cash payments were made or received on qualifying cash flow hedges of $2,844 and $4,173, respectively.

Nine months ended September 30, 2013 and 2012:    (i) effective portion of the unrealized gain or (loss) on derivative position recorded in OCI of $(560) and $(8,136), respectively, and (ii) amounts reclassified from AOCI primarily into interest expense when cash payments were made or received on qualifying cash flow hedges of $9,547 and $13,851, respectively.

        We estimate that within the next twelve months, we will amortize into earnings approximately $(8.4) million of the pre-tax balance in AOCI under cash flow hedge accounting in connection with our program to convert debt from floating to fixed interest rates.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

O. Derivative Financial Instruments (Continued)

        The following table presents the effect of derivatives recorded in Other expenses on the Condensed, Consolidated Statements of Operations:

	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)(a)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Derivatives Designated as Cash Flow Hedges:
Interest rate swap agreements	$(12)	$(19)	$(42)	$(64)
Derivatives Not Designated as a Hedge:
Interest rate cap agreements	—	174	61	368
Reconciliation to Condensed, Consolidated Statements of Operations:
Reclassification of amounts de-designated as hedges recorded in AOCI	(282)	(282)	(847)	(847)

Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	$(294)	$(127)	$(828)	$(543)

(a)
All components of each derivative's gain or loss were included in the assessment of effectiveness.

P. Fair Value Disclosures of Financial Instruments

        The carrying amounts and fair values (as well as the level within the fair value hierarchy to which the valuation relates) of our financial instruments are as follows:

	Estimated Fair Value				Carrying Amount of Asset (Liability)
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
September 30, 2013
Cash, including restricted cash	121,723	2,024,479 (a)	$—	$2,146,202	$2,146,202
Notes receivable	—	19,818	—	19,818	18,098
Debt financings (including subordinated debt)		(23,491,659)	—	(23,491,659)	(22,273,303)
Derivative liabilities	—	(10,379)	—	(10,379)	(10,379)
Guarantees	—	—	(128,907)	(128,907)	(128,907)
December 31, 2012
Cash, including restricted cash	$605,410	$3,117,565 (a)	$—	$3,722,975	$3,722,975
Notes receivable	—	23,175	—	23,175	23,181
Debt financings (including subordinated debt)	(18,822,645)	(7,160,408)	—	(25,983,053)	(24,342,787)
Derivative assets	—	54	—	54	54
Derivative liabilities	—	(20,933)	—	(20,933)	(20,933)
Guarantees	—	—	(51,947)	(51,947)	(49,268)

(a)
Includes restricted cash of $420.9 million (2013) and $695.4 million (2012).

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

P. Fair Value Disclosures of Financial Instruments (Continued)

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

        Debt Financings:    The fair value of our debt financings, including the level within the fair value hierarchy, is determined at the end of each reporting period. We consider the frequency and volume of quoted prices of our debt in active markets, where available, in making our determination. The fair value of our long-term unsecured fixed-rate debt is estimated using a discounted cash flow analysis, based on our spread to U.S. Treasury bonds for similar debt. The fair value of our long-term unsecured floating rate debt is estimated using a discounted cash flow analysis based on credit default spreads. The fair value of our long-term secured debt is estimated using discounted cash flow analysis based on credit default spreads.

        Derivatives:    Fair values are based on the use of a valuation model that utilizes, among other things, current interest, foreign exchange and volatility rates, as applicable.

        Guarantees:    Guarantees are included in Accrued interest and other payables on our Condensed, Consolidated Balance Sheets. Fair value is determined by reference to the underlying aircraft and guarantee amount . See Note L—Commitments and Contingencies—Guarantees.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

Q. Accumulated Other Comprehensive (Loss) Income

        The following table presents other comprehensive income reclassification adjustments:

	Three Months Ended September 30, 2013				Nine Months Ended September 30, 2013
	Gains and losses on cash flow hedges	Unrealized gains and losses on available- for-sale securities	Total		Gains and losses on cash flow hedges	Unrealized gains and losses on available- for-sale securities	Total
	(Dollars in thousands)				(Dollars in thousands)
Balance at June 30, 2013	$(8,415)	$516	$(7,899)	Balance at December 31, 2012	$(12,931)	$440	$(12,491)
Other comprehensive income before reclassifications	2,560	132	2,692	Other comprehensive income before reclassifications	8,945	249	9,194
Amounts reclassified from AOCI	294	—	294	Amounts reclassified from AOCI	889	—	889
Income tax effect	(1,007)	(47)	(1,054)	Income tax effect	(3,471)	(88)	(3,559)

Net increase in other comprehensive income	1,847	85	1,932	Net increase in other comprehensive income	6,363	161	6,524

Balance at September 30, 2013	$(6,568)	$601	$(5,967)	Balance at September 30, 2013	$(6,568)	$601	$(5,967)

	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012
	Gains and losses on cash flow hedges	Unrealized gains and losses on available- for-sale securities	Total		Gains and losses on cash flow hedges	Unrealized gains and losses on available- for-sale securities	Total
	(Dollars in thousands)				(Dollars in thousands)
Balance at June 30, 2012	$(17,071)	$115	$(16,956)	Balance at December 31, 2011	$(19,764)	$127	$(19,637)
Other comprehensive income before reclassifications	2,256	362	2,618	Other comprehensive income before reclassifications	5,651	345	5,996
Amounts reclassified from AOCI	301	—	301	Amounts reclassified from AOCI	911	—	911
Income tax effect	(904)	—	(904)	Income tax effect	(2,216)	5	(2,211)

Net increase in other comprehensive income	1,653	362	2,015	Net increase in other comprehensive income	4,346	350	4,696

Balance at September 30, 2012	$(15,418)	$477	$(14,941)	Balance at September 30, 2012	$(15,418)	$477	$(14,941)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

Q. Accumulated Other Comprehensive (Loss) Income (Continued)

        The following table presents the classification and amount of reclassifications from AOCI to the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended		Condensed, Consolidated Statements of Operations Classification
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(Dollars in thousands)
Cash flow hedges
Interest rate swap agreements	$(12)	$(19)	$(42)	$(64)	Other expenses
Reclassification of amounts de-designated as hedges recorded in AOCI	(282)	(282)	(847)	(847)	Other expenses

	(294)	(301)	(889)	(911)
Available-for-sale securities
Realized gains and losses on available-for-sale securities	—	—	—	—	Selling, general and administrative

	—	—	—	—

Total reclassifications	$(294)	$(301)	$(889)	$(911)

R. Other Expenses

        During the three and nine months ended September 30, 2013, Other expenses were $100.6 million and $106.9 million, respectively, and during the three and nine months ended September 30, 2012, Other expenses were $33.0 million and $46.4 million, respectively. Other expenses for the three and nine months ended September 30, 2013, were primarily impacted by provisions recorded for asset value guarantees of $93.9 million and $100.5 million, respectively. The results for the three and nine months ended September 30, 2012, were primarily impacted by $31.3 million in provisions recorded for asset value guarantees. See Note L—Commitments and Contingencies—Guarantees.

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

Overview

        We are the world's largest independent aircraft lessor, measured by number of owned aircraft, with approximately 1,000 owned or managed aircraft. As of September 30, 2013, we owned 913 aircraft in our leased fleet and nine additional aircraft in AeroTurbine's leased fleet, with an aggregate net book value of approximately $32.7 billion. The weighted average age of our fleet, weighted by the net book value of our aircraft, was 8.6 years at September 30, 2013. We had 18 additional aircraft in the fleet classified as finance and sales-type leases and we also provided fleet management services for 71 aircraft as of September 30, 2013. Our fleet features popular aircraft types, including both narrowbody and widebody aircraft. In addition to our existing fleet, as of September 30, 2013, we had commitments to purchase 338 new aircraft, with delivery dates through 2022. These new aircraft commitments are comprised of 150 Airbus A320neo family aircraft, 20 Airbus A350 aircraft, 15 Airbus A321 aircraft, 71 Boeing 787 aircraft, 32 Boeing 737-800 aircraft and 50 E-Jets E2 aircraft. In addition, we have committed to purchase two used aircraft from third parties. Our new aircraft commitments include 50 E-Jets E2 aircraft that we contracted to purchase from Embraer S.A. in July 2013, marking the introduction of the E-Jets aircraft to our fleet, and up to 15 Airbus A321 aircraft that we agreed to purchase from Airbus in July 2013, which are committed to lease to a single airline. We intend to continue to complement our orders from aircraft manufacturers with opportunistic acquisitions of additional aircraft from third parties, which may include sale-leaseback transactions with airlines. We balance the benefits of holding and leasing our aircraft and selling or parting-out the aircraft depending on economics, opportunities and risks.

        Under the terms of our leases, the lessee is generally responsible for all operating expenses, which customarily include maintenance, fuel, crews, airport and navigation charges, taxes, licenses, aircraft registration and insurance premiums. We, however, generally contribute to the first major maintenance event a lessee incurs during the lease of a used aircraft and, if an aircraft is returned due to a lessee ceasing operations or failing to meet its obligations under a lease, we may incur costs to repossess and prepare the aircraft for re-lease. Our leases are generally for a fixed term, although they may include early termination rights or extension options. Our leases require all non-contingent payments to be made in advance and our leases are predominantly denominated in U.S. dollars. Our lessees are generally required to continue to make lease payments under all circumstances, including periods during which the aircraft is not in operation due to maintenance or grounding. We typically contract to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term due to exceptional circumstances, we have generally been able to re-lease the aircraft within two to six months of their return. The weighted average lease term remaining on our current leases, weighted by net book value of our aircraft, was 4.0 years as of September 30, 2013.

        In addition to our leasing activities, we provide fleet management services to investors or owners of aircraft portfolios for a management fee. Through our wholly-owned subsidiary AeroTurbine, we provide engine leasing; certified aircraft engines, airframes, and engine parts; and supply chain solutions, and we possess the capabilities to disassemble aircraft and engines into parts. These capabilities allow us to maximize the value of our aircraft and engines across their complete life cycle and offer an integrated value proposition to our airline customers as they transition out aging aircraft. At times, we also sell aircraft from our leased aircraft fleet to other leasing companies, financial services companies, and airlines. In limited cases, we have also provided asset value guarantees and aircraft loan guarantees to buyers of aircraft or to financial institutions for a fee.

        On September 26, 2013, we entered into a Letter of Intent with Lufthansa Technik AG ("Lufthansa Technik") relating to our intention to enter into a partnership with Lufthansa Technik through AeroTurbine. Under the arrangement, which is subject to final agreement, certain antitrust approvals and other customary closing conditions, AeroTurbine and Lufthansa Technik will enter into a set of commercial agreements covering the supply of AeroTurbine material to Lufthansa Technik, the purchase of maintenance services from Lufthansa Technik, and the consignment of surplus material to AeroTurbine. In conjunction with the commercial agreements, Lufthansa Technik will also purchase from us an indirect 15% minority interest in AeroTurbine. We will continue to own the remaining interest in AeroTurbine. Lufthansa Technik also can exercise an option to increase its investment to 19.9% if certain performance targets are met under the commercial agreements.

        We operate our business on a global basis, deriving approximately 93% of our revenues from airlines outside of the United States. As of September 30, 2013, we had 908 aircraft leased under operating leases to 169 customers in 77 countries, with no lessee accounting for more than 10% of lease revenue for the nine months ended September 30, 2013. At September 30, 2013, our operating lease portfolio included five aircraft not subject to a signed lease agreement or a signed letter of intent. One of these five aircraft was subsequently leased, three of the aircraft are likely to be parted out and we are evaluating our options for the remaining aircraft. As of September 30, 2013, we had 23 aircraft that were subject to leases expiring during the remainder of 2013. As of October 31, 2013, eight of these 23 aircraft were not yet subject to a signed lease agreement or a signed letter of intent following the expiration of their current leases. Of these eight aircraft, five may be parted out or sold but did not meet the criteria for being classified as held for sale. If the current customers of the remaining three aircraft do not extend these leases, we will be required to find new customers for these aircraft.

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

  •
  our ability to fund our business.

        Ongoing challenges in the global economy, including uncertainties related to the Euro zone, political uncertainty in the Middle East, and sustained higher fuel prices, have negatively impacted many airlines' profitability, cash flows and liquidity. We had six aircraft on lease with Kingfisher Airlines when it ceased operations in late 2012. We have been successful in deregistering and exporting all six of these aircraft.

        Future events, including a prolonged recession, ongoing uncertainty regarding the European sovereign debt crises, political unrest, continued weak consumer demand, high fuel prices, or restricted availability of credit to the aviation industry, could lead to the weakening or cessation of operations of additional airlines, which in turn would adversely affect our earnings and cash flows.

        Despite the current difficulties in the global economy, we are optimistic about the long-term future of air transportation and the growing role that the leasing industry and ILFC, in particular, will play in commercial air transport. At October 31, 2013, we had signed leases for all of our 34 new aircraft deliveries through 2014. We have contracted with Airbus, Boeing, and Embraer to purchase new fuel-efficient aircraft with delivery dates through 2022. These aircraft are in high demand from our airline customers. In many cases, we have delivery positions for the most modern and fuel-efficient aircraft earlier than the airlines can obtain such aircraft from the manufacturers. At September 30, 2013, we had agreements to purchase 10 new aircraft from airlines through sale-leaseback transactions with scheduled delivery dates in 2014. We believe that, with respect to our used aircraft, we have the market reach, visibility and understanding to move our aircraft across jurisdictions to best deploy our aircraft with the world's airlines. We are focused on increasing our presence in frontier and emerging markets that have high potential for passenger growth and other markets that have significant demand for new aircraft. We have assembled a highly skilled and experienced management team and have secured sufficient liquidity to manage through expected market volatility. We have also demonstrated strong and sustainable financial performance through most airline industry cycles. For these reasons, we believe that we are well positioned to manage the current cycle and over the long-term.

Financial Overview

        We had a loss before income taxes of $1,049.3 million and $938.8 million for the three and nine months ended September 30, 2013, respectively, compared to income before income taxes of $27.6 million and $273.7 million for the same periods in 2012, respectively, primarily due to impairment charges and fair value adjustments aggregating $1.2 billion during the three months ended September 30, 2013. The impairment charges recorded during the three months ended September 30, 2013 primarily reflect a decrease in the estimated holding period for certain four-engine widebody aircraft in our fleet, primarily the Airbus A340-600. See Note G of Notes to Condensed, Consolidated Financial Statements.

        See "—Results of Operations" herein for a detailed discussion of our results.

Capital Resources and Liquidity Developments

        Significant capital resources and liquidity developments for the nine months ended September 30, 2013 include:

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

Recent Developments Relating to Potential Sale to Jumbo Acquisition Limited

        On December 9, 2012, AIG, AIG Capital Corporation, a wholly owned direct subsidiary of AIG and the sole shareholder of us (the "Seller"), and Jumbo Acquisition Limited (the "Purchaser") entered into a definitive agreement (the "Share Purchase Agreement") for the sale of 80.1% of our common stock for approximately $4.2 billion in cash. The Share Purchase Agreement permits the Purchaser to elect to purchase an additional 9.9% of our common stock for $522.5 million (the "Option"). On June 15, 2013, AIG, Seller and Purchaser entered into an amendment (the "Amendment") to the Share Purchase Agreement, as amended by Amendment No. 1, dated May 10, 2013. The Amendment extended to July 31, 2013, the date on which any of AIG, Seller or Purchaser may terminate the Share Purchase Agreement, as amended, if the closing of the transaction had not yet occurred. Under the Amendment, AIG and Seller may pursue (but not enter into definitive documentation for, or consummate) other offers for us and may continue to pursue (but not engage in widespread solicitation of orders for, or request effectiveness of) the alternative of a public offering.

        On July 15, 2013, the Purchaser delivered notice that it intended to exercise the Option, raising the size of the total purchase to 90.0% of our common stock.

        As of November 12, 2013, the closing of the transaction had not occurred. As a result, no assurance can be given that the Share Purchase Agreement will not be terminated. AIG continues to consider us as a non-core business and is continuing to pursue other options for us, including an alternative sale or an initial public offering.

        See "Item 1A. Risk Factors—Risks Relating to a Change in our Majority Shareholder and Our Separation from AIG" in our Annual Report on Form 10-K for the year ended December 31, 2012, for risks related to AIG's potential sale of us to Jumbo Acquisition Limited.

Recent Developments Relating to ILFC Holdings, Inc.

        On September 2, 2011, ILFC Holdings, Inc., an indirect wholly owned subsidiary of AIG, filed a registration statement on Form S-1 with the SEC for a proposed initial public offering, which was most recently amended on August 29, 2013. If an initial public offering is completed, we will become a direct wholly owned subsidiary of ILFC Holdings, Inc. prior to the consummation of the initial public offering. The number of shares to be offered, price range and timing of the proposed offering have not yet been determined. The timing of any offering will depend on market conditions and no assurance can be given regarding the terms of any offering or that an offering will be completed.

Our Revenues

        Our revenues consist primarily of rental of flight equipment, flight equipment marketing and gain on aircraft sales and other income.

  Rental of Flight Equipment

        Our leasing revenue is principally derived from airlines and companies associated with the airline industry. Our aircraft leases generally provide for the payment of a fixed, periodic amount of rent, and in certain cases, additional rental payments based on usage. The usage may be calculated based on hourly usage or on the number of cycles operated. A cycle is defined as one take-off and landing. Under the provisions of many of our leases, we also receive overhaul rentals based on the usage of the aircraft. For certain airframe and engine overhauls, we reimburse the lessee for costs incurred up to, but generally not exceeding, related overhaul rentals that the lessee has paid to us. We recognize overhaul rental revenue, net of estimated overhaul reimbursements. Estimated overhaul reimbursements are recorded as deferred overhaul rentals.

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

        In addition to aircraft or engine specific factors such as the type, condition and age of the asset, the lease rates for our leases may be determined in part by reference to the specified interest rate at the time the aircraft is delivered to the customer. The factors described in the bullet points above are influenced by global and regional economic trends, airline market conditions, the supply and demand balance for the type of flight equipment we own and our ability to remarket flight equipment subject to expiring lease contracts under favorable economic terms.

        Because the terms of our leases are generally for multiple years and have staggered maturities, there are lags between changes in market conditions and their impact on our results, as contracts not yet reflecting current market lease rates remain in effect. Therefore, current market conditions may not be fully reflected in current results. Management monitors all lessees that are behind in lease payments, and assesses relevant operational and financial issues, in order to determine the amount of rental income to recognize for past due amounts. Lease payments are due in advance and we generally recognize rental income only to the extent we have received payments or hold security and other deposits.

  Flight Equipment Marketing and Gain on Aircraft Sales

        Our sales revenue is generated from the sale of our aircraft and engines and any gains on such sales are recorded in Flight equipment marketing and gain on aircraft sales. The price we receive for our aircraft and engines is largely dependent on the condition of the asset being sold, airline market conditions, funding availability to the buyer and the supply and demand balance for the type of asset we are selling. The timing of the closing of aircraft and engine sales is often uncertain, as a sale may be concluded swiftly or negotiations may extend over several weeks or months. As a result, even if sales are comparable over a long period of time, during any particular fiscal quarter or other reporting period, we may close significantly more or less sale transactions than in other reporting periods. Accordingly, gain on aircraft sales recorded in one fiscal quarter or other reporting period may not be comparable to gain on aircraft sales in other periods. We also engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment and other marketing services on a principal and commission basis.

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

        Our interest income is derived primarily from interest recognized on cash and short term investments, finance and sales-type leases and notes receivable recorded in connection with lease restructurings, or in limited circumstances, in connection with sales of aircraft from our fleet. The amount of interest income we recognize in any period is influenced by the amount of cash and short term investments, principal balance of finance and sales-type leases and notes receivable we hold, and effective interest rates.

Our Operating Expenses

        Our operating expenses consist primarily of interest on debt, depreciation, aircraft impairment charges, selling, general and administrative expenses and other expenses.

  Interest Expense

        Our interest expense in any period is primarily affected by changes in interest rates and outstanding amounts of indebtedness. Between 2010 and the end of 2011, we entered into debt financings with relatively higher interest rates than the debt outstanding at the time, partially as a result of our initiatives to extend our debt maturities. The weighted average of our debt maturities was 6.3 years as of September 30, 2013. While our weighted average effective cost of borrowing, which excludes the effect of amortization of deferred debt issue costs, increased during those two years, the decrease in our average debt outstanding due to our deleveraging efforts offset those increases starting in late 2011. However, since the beginning of 2012 we have been able to refinance our debt at similar or lower interest rates. Our weighted average effective cost of borrowing was 5.94% at September 30, 2013 compared to 6.09% at December 31, 2012. Our weighted average effective cost of borrowing is our weighted average interest rate plus the net effect of interest rate swaps or other derivatives and the effect of debt discounts. It does not include the effect of amortization of deferred debt issue costs. During the three months ended September 30, 2013, we recorded favorable adjustments to interest expense of $14.6 million and $4.0 million to correct and fully align amortization of deferred debt issue costs and debt discounts, respectively, in prior periods with the effective interest method. The effect on our weighted average effective cost of borrowing at September 30, 2013 as a result of these cumulative adjustments was insignificant. See Note A of Notes to Condensed, Consolidated Financial Statements.

        Our total debt outstanding at the end of each period and weighted average effective cost of borrowing, which excludes the amortization of deferred debt issue cost, for the periods indicated were as follows (dollars in thousands):

  Depreciation

        We generally depreciate aircraft using the straight-line method over a 25-year life from the date of manufacture to an estimated residual value. Management regularly reviews depreciation on our aircraft by aircraft type and depreciates the aircraft using the straight-line method over the estimated remaining holding period to an established residual value. See "Critical Accounting Policies and Estimates—Flight Equipment." below. Our depreciation expense is influenced by the adjusted carrying values of our flight equipment, the depreciable life and estimated residual value of the flight equipment. Adjusted carrying value is the original cost of our flight equipment, including capitalized interest during the construction phase, adjusted for subsequent capitalized improvements and impairments.

  Aircraft Impairment Charges and Fair Value Adjustments

        Management evaluates quarterly the need to perform a recoverability assessment of aircraft considering the requirements under GAAP and performs this assessment at least annually for all aircraft in our fleet. Recurring recoverability assessments are performed whenever events or changes in circumstances indicate that the carrying amount of our aircraft may not be recoverable, which may require us to change our assumptions related to future estimated cash flows. Some of these events or changes in circumstances may include potential disposals of aircraft, changes in contracted lease terms, changes in the status of an aircraft as leased, re-leased, or not subject to lease, repossessions of aircraft, changes in portfolio strategies, changes in demand for a particular aircraft type and changes in economic and market circumstances. Factors that have affected impairment charges in recent years include, but are not limited to, the following: (i) unfavorable airline industry trends affecting the residual values of certain aircraft types; (ii) high fuel prices and development of more fuel-efficient aircraft shortening the useful lives of certain aircraft types; (iii) management's expectations that certain aircraft were more likely than not to be parted-out or otherwise disposed of sooner than 25 years; and (iv) new technological developments.

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

  Aircraft Costs

        Aircraft costs consist of maintenance and repossession-related expenses borne by us. These expenses are typically incurred when aircraft are returned early, repossessed, or otherwise off-lease. While lessees are generally responsible for maintenance of the aircraft under the provisions of the lease, we may incur maintenance costs to prepare the aircraft for re-lease when aircraft are returned early or repossessed and are not in satisfactory condition to re-lease. Aircraft costs will generally fluctuate with the number of aircraft repossessed.

  Selling, General and Administrative Expenses

        Our selling, general and administrative expenses consist primarily of personnel expenses, including salaries, share-based compensation charges and employee benefits, professional and advisory costs, and office and travel expenses. The level of our selling, general and administrative expenses is influenced primarily by the number of employees, fluctuations in AIG's share price and the extent of transactions or ventures we pursue which require the assistance of outside professionals or advisors.

  Other Expenses

        Other expenses consist primarily of lease related charges, provision for losses on aircraft asset value guarantees, provision for credit losses on notes receivable and finance and sales-type leases and the effect of derivatives. Other expenses also include various non-recurring charges during certain periods.

        Our lease related charges include the write-off of unamortized lease incentives and overhaul and straight-line lease adjustments that we incur when we repossess an aircraft prior to the end of the lease.

        Our provision for losses on aircraft asset value guarantees represents charges made in the current period based on our best estimate of losses on asset value guarantees that are probable to be exercised.

        Our provision for credit losses on notes receivable consists primarily of allowances we establish to reduce the carrying value of our notes receivable to estimated collectible levels. Management reviews all outstanding notes that are in arrears to determine whether we should reserve for, or write off any portion of, the notes receivable. In this process, management evaluates the collectability of each note and the value of the underlying collateral, if any, by assessing relevant operational and financial issues. As of September 30, 2013, notes receivable were not material.

        Our provision for credit losses on finance and sales-type leases consists primarily of allowances we establish to reduce the carrying value of our net investment in these leases to estimated collectible amounts. Management monitors the activities and financial health of customers and evaluates the impact certain events, such as customer bankruptcies, will have on lessees' abilities to perform under the contracted terms of the related leases. Management reviews all outstanding leases classified as finance and sales-type to determine appropriate classification of the related aircraft within our fleet, and whether we should reserve for any portion of our net investment.

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

        We believe the following critical accounting policies could have a significant impact on our results of operations, financial condition and financial statement disclosures, and may require subjective and complex estimates and judgments:

  •
  Flight Equipment

  •
  Lease Revenue

  •
  Derivative Financial Instruments

  •
  Fair Value Measurements

  •
  Income Taxes

        We evaluate our estimates, including those related to flight equipment, lease revenue, derivative financial instruments, fair value measurements, and income taxes, on a recurring basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. For a detailed discussion on the application of our critical accounting policies, see Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012. The following discussion includes any material updates or any specific activity related to these accounting policies and estimates for the nine months ended September 30, 2013:

  Flight Equipment

        Impairment Charges on Flight Equipment Held for Use.    During the three and nine months ended September 30, 2013, we recorded impairment charges of $1.1 billion relating to 36 aircraft and $1.1 billion relating to 40 aircraft, respectively. During the three months ended September 30, 2013, we concluded that the net book values of certain four-engine widebody aircraft in our fleet were no longer supportable based upon the latest cash flow estimates because the estimated holding periods are not likely to be as long as previously anticipated. The increasing number of aircraft operators looking to completely or partially replace their Airbus A340s and Boeing 747s is expected to increase the available supply of these aircraft types and diminish future lease placement opportunities. Sustained high fuel prices, the introduction of more fuel-efficient aircraft, and the success of competing aircraft models have resulted in a shrinking operator base for these aircraft types. These factors along with the latest updates to airline fleet plans and recent efforts to remarket these aircraft have informed our conclusions as of September 30, 2013. Approximately $1.0 billion of the $1.1 billion in impairment charges recorded in the three months ended September 30, 2013, resulted from the four-engine widebody aircraft and in particular the Airbus A340-600s, which has a limited operator base.

        Depreciable Lives and Residual Values.    We generally depreciate aircraft using the straight-line method over a 25-year life from the date of manufacture to an estimated residual value. When we change the useful lives or residual values of our aircraft, we adjust our depreciation rates on a prospective basis. Any change in the assumption of useful life or residual value changes depreciation expense and could have a significant impact on our prospective results of operations for any one period.

        In connection with our recoverability assessment performed at September 30, 2013, we re-assessed the estimated holding period for certain aircraft types and, as a result, we changed the estimated useful life of 55 aircraft in our fleet, including 32 aircraft that were impaired during the three months ended September 30, 2013. In the fourth quarter of 2013, we will start depreciating these 55 aircraft using the straight-line method over the estimated remaining revised useful lives. This change will accelerate the overall depreciation expense on these 55 aircraft but will be partially offset by the reduction in the carrying values of the 32 aircraft for which impairment charges were recorded during the three months ended September 30, 2013. As a result, we estimate that our depreciation expense for these 55 aircraft will increase by approximately $7 million for the three months ended December 31, 2013, as compared to the three months ended September 30, 2013. We estimate an increase in depreciation expense for the year ended December 31, 2014 of approximately $23 million for these 55 aircraft. Beginning in 2015, our depreciation expense for these 55 aircraft is expected to decrease as these aircraft begin to reach the end of their respective holding periods.

        Sensitivity Analysis:    If estimated cash flows used in a hypothetical full fleet assessment as of September 30, 2013, were decreased by 10% and 20%, 14 additional aircraft with a net book value of $301.4 million or 59 additional aircraft with a net book value of $1.6 billion, respectively, would have been impaired and written down to their resulting respective fair values. In addition, our lessees may face financial difficulties and return aircraft to us prior to the contractual lease expiry dates. As a result, our cash flow assumptions may change and future impairment charges may be required.

        Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed:    Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed aggregated $185.1 million for the nine months ended September 30, 2013. We recorded impairment charges and fair value adjustments of (i) $87.3 million on 18 aircraft likely to be sold or sold; and (ii) $97.8 million on 19 aircraft and six engines intended to be or designated for part-out.

  Lease Revenue

        Overhaul Rentals:    Under the provisions of our leases, lessees are generally responsible for maintenance and repairs, including major maintenance (overhauls) over the term of the lease. Under the provisions of many of our leases, we receive overhaul rentals based on the usage of the aircraft. The usage may be calculated based on hourly usage or on the number of cycles operated. A cycle is defined as one take-off and landing. The usage is typically reported monthly by the lessee. For certain airframe and engine overhauls, we reimburse the lessee for costs incurred up to, but generally not exceeding, the overhaul rentals that the lessee has paid to us. We recognize overhaul rentals received, net of estimated overhaul reimbursements, as revenue. We estimate expected overhaul reimbursements during the life of the lease. This requires significant judgment. We recognized net overhaul rental revenues of approximately $87.3 million and $142.9 million for the three and nine months ended September 30, 2013, as compared to $81.1 million and $220.1 million for the same periods in 2012. The decrease in net overhaul rental revenue recognized for the nine months ended September 30, 2013 as compared to the same period in 2012, primarily reflects an increase in overhaul rentals deferred due to higher expected overhaul reimbursements on certain aircraft in our fleet.

        Additionally, in connection with a lease of a used aircraft, we generally agree to contribute to the first major maintenance event the lessee incurs during the lease. At the time we pay the agreed upon maintenance reimbursement, we record the reimbursement against deferred overhaul rentals to the extent we have received overhaul rentals from the lessee, or against deposits to the extent received from the prior lessee. We capitalize as lease incentives any amount of the actual maintenance reimbursement we pay in excess of overhaul rentals and payments received from prior lessees and amortize the lease incentives into Rental of flight equipment over the remaining life of the lease. We capitalized lease incentives of $55.8 million, which included such maintenance contributions, for the nine months ended September 30, 2013 compared to $50.7 million for the same period in 2012. During the nine months ended September 30,

2013, we amortized lease incentives into Rentals of flight equipment aggregating $64.1 million compared to $45.7 million for the same period in 2012.

Results of Operations

  Three Months Ended September 30, 2013 Versus 2012

        Flight Equipment:    During the three months ended September 30, 2013, we had the following activity related to flight equipment:

Number of Aircraft
Flight equipment at June 30, 2013	910
Aircraft purchases	15
Aircraft reclassified to Net investment in finance and sales-type leases	(3)
Aircraft sold from Flight equipment	(4)
Aircraft designated for part-out	(3)
Aircraft transferred from Flight equipment to Flight equipment held for sale	(2)

Flight equipment at September 30, 2013(a)	913

(a)
Excludes nine aircraft owned by AeroTurbine.

        (Loss) Income before Income Taxes:    We had a loss before income taxes of $1,049.3 million for the three months ended September 30, 2013, compared to income before income taxes of $27.6 million for the same period in 2012, primarily due to a $1.1 billion increase in recorded impairment charges and fair value adjustments. See below for a detailed discussion of our results for the three months ended September 30, 2013, as compared to the same period in 2012.

        Rental of Flight Equipment:    Revenues from rentals of flight equipment decreased 2.6% to $1,068.6 million for the three months ended September 30, 2013, as compared to $1,097.3 million for the same period in 2012. The average number of aircraft we owned during the three month period ended September 30, 2013, decreased to 912 from 926 for the period ended September 30, 2012. Revenues from rentals of flight equipment recognized for the three months ended September 30, 2013, decreased as compared to the same period in 2012 primarily due to (i) a $87.7 million decrease due to lower lease rates on aircraft in our fleet during both periods that were re-leased or had lease rates change between the two periods; (ii) a $28.5 million decrease related to aircraft in service during the three months ended September 30, 2012, and sold or designated as held for sale prior to September 30, 2013; and (iii) a $1.5 million decrease in lease revenue earned by AeroTurbine. These decreases in revenue were partly offset by (i) a $45.0 million increase from new aircraft added to our fleet after September 30, 2012, and from aircraft in our fleet as of September 30, 2012, that earned revenue for a greater number of days during the three months ended September 30, 2013, as compared to the same period in 2012; (ii) a $37.8 million increase related to fewer aircraft in transition between lessees; and (iii) a $6.2 million increase in net overhaul rentals recognized.

        At September 30, 2013, four customers operating nine aircraft were 60 days or more past due on minimum lease payments aggregating $2.4 million relating to some of those aircraft, $1.5 million of which related to one customer. Of this amount, we recognized $2.2 million in rental income through September 30, 2013. In comparison, at September 30, 2012, three customers operating nine aircraft were 60 days or more past due on minimum lease payments aggregating $22.8 million relating to some of those aircraft, $22.2 million of which related to Kingfisher Airlines, which ceased operations in late 2012. Of this amount, we recognized $7.3 million in rental income through September 30, 2012.

        Flight Equipment Marketing and Gain on Aircraft Sales:    Flight equipment marketing and gain on aircraft sales increased to $17.0 million for the three months ended September 30, 2013, compared to $10.5 million for the same period in 2012, primarily due to larger gains recorded on five aircraft sold, two of which was sold under a sales-type lease, during the three months ended September 30, 2013, as compared to the gains recorded on eight aircraft sold, seven of which were sold under sales-type leases, for the same period in 2012.

        Other Income:    Other income decreased to $23.2 million for the three months ended September 30, 2013, compared to $34.1 million for the same period in 2012 primarily due to a $9.7 million decrease in early termination fees and security deposit forfeitures and a $3.5 million decrease in revenue recognized by AeroTurbine, net of costs of sales, from the sale of engines, airframes, parts and supplies. These decreases were partially offset by other minor fluctuations aggregating an increase of $2.3 million.

        Interest Expense: Interest expense decreased to $338.6 million for the three months ended September 30, 2013, compared to $386.8 million for the same period in 2012. Our average debt outstanding, net of deferred debt discount, decreased to $22.8 billion during the three months ended September 30, 2013, compared to $24.2 billion during the same period in 2012, and our weighted average effective cost of borrowing, which excludes the effect of amortization of deferred debt issue costs, decreased 0.17%. This decrease in interest expense was also partially due to an $18.6 million favorable adjustment to interest expense recorded during the three months ended September 30, 2013 to correct and fully align amortization of deferred debt issue costs and debt discounts in prior periods with the effective interest method. See Note A of Notes to Condensed, Consolidated Financial Statements.

        Depreciation:    Depreciation of flight equipment decreased 4.7% to $459.4 million for the three months ended September 30, 2013, compared to $482.1 million for the same period in 2012, primarily due to aircraft disposals and the conversion of certain aircraft under operating leases to sales-type leases.

        Aircraft Impairment Charges on Flight Equipment Held for Use: Aircraft impairment charges on flight equipment held for use increased to $1.1 billion relating to 36 aircraft for the three months ended September 30, 2013 as compared to $61.2 million relating to six aircraft for the three months ended September 30, 2012, based on the results of the recoverability assessment. See "Critical Accounting Policies and Estimates—Flight Equipment."

        Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed: During the three months ended September 30, 2013 and 2012, respectively, we recorded the following aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed (See Note H of Notes to Condensed, Consolidated Financial Statements):

	Three Months Ended
	September 30, 2013			September 30, 2012
	Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments		Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments
	(Dollars in millions)
Impairment charges and fair value adjustments on aircraft likely to be sold or sold (including sales-type leases)	3	$8.5		5	$5.2
Fair value adjustments on held for sale aircraft sold or transferred from held for sale back to flight equipment(a)	—	—		4	4.1
Impairment charges on aircraft intended to be or designated for part-out	6	49.0	(b)	6	26.6	(b)

Total Impairment charges and fair value adjustments on flight equipment sold or to be disposed	9	$57.5		15	$35.9

(a)
Included in these amounts are net fair value credit adjustments related to aircraft previously held for sale, which currently no longer meet such criteria and were subsequently reclassified to Flight equipment. Also included in these amounts are fair value credit adjustments for sales price adjustments related to aircraft that were previously held for sale and sold during the periods presented.

(b)
Includes charges relating to two engines for the three months ended September 30, 2013 and nine engines for the same period in 2012.

        Aircraft Costs:    Aircraft costs decreased to $22.3 million for the three months ended September 30, 2013, compared to $49.6 million for the same period in 2012 primarily due to fewer repossessions of aircraft from customers that have ceased operations.

        Selling, General and Administrative Expenses:    Selling, general and administrative expenses increased to $75.1 million for the three months ended September 30, 2013, compared to $65.7 million for the same period in 2012 due to (i) a $6.7 million increase to correctly reflect legal expenses paid by AIG on our behalf, most of which were incurred by AIG in prior periods and recorded by us during this period; (ii) a $4.0 million increase in professional and consulting fees primarily relating to the potential future separation from AIG; and (iii) a net decrease of $1.3 million in other expense categories.

        Other Expenses:    During the three months ended September 30, 2013 and 2012, Other expenses were $100.6 million and $33.0 million, respectively. The results for the three months ended September 30, 2013, were primarily impacted by a $93.9 million provision recorded for asset value guarantees on four aircraft. The results for the three months ended September 30, 2012 were primarily impacted by a $31.3 million provision recorded for asset value guarantees associated with three aircraft.

        (Benefit) Provision for Income Taxes:    Our effective tax rate for the three months ended September 30, 2013 was 35.0%, as compared to 36.2% for the same period in 2012. Our effective tax rate for the three months ended September 30, 2013 continues to be impacted by minor permanent items and interest accrued on uncertain tax positions and IRS audit adjustments. Our reserve for uncertain tax positions increased by $20.6 million for the three months ended September 30, 2013, the benefits of which, if realized, would have a significant impact on our effective tax rate.

        Other Comprehensive Income (Loss):    Other comprehensive income was relatively unchanged at $1.9 million for the three months ended September 30, 2013, compared to $2.0 million for the same period in 2012.

  Nine Months Ended September 30, 2013 Versus 2012

        Flight Equipment:    During the nine months ended September 30, 2013, we had the following activity related to flight equipment:

Number of Aircraft
Flight equipment at December 31, 2012	919
Aircraft purchases	31
Aircraft reclassified to Net investment in finance and sales-type leases	(6)
Aircraft sold from Flight equipment	(9)
Aircraft designated for part-out	(9)
Aircraft transferred from Flight equipment to Flight equipment held for sale	(13)

Flight equipment at September 30, 2013(a)	913

(a)
Excludes nine aircraft owned by AeroTurbine.

        (Loss) Income before Income Taxes:    We had a loss before income taxes of $938.8 million for the nine months ended September 30, 2013, compared to income before income taxes of $273.7 million for the same period in 2012, primarily due to a $1.1 billion increase in recorded impairment charges and fair value adjustments and a decrease in revenues from rental of flight equipment of $178.3 million. See below for a detailed discussion of our results for the nine months ended September 30, 2013, as compared to the same period in 2012.

        Rental of Flight Equipment:    Revenues from rentals of flight equipment decreased 5.4% to $3,142.4 million for the nine months ended September 30, 2013, as compared to $3,320.7 million for the same period in 2012. The average number of aircraft we owned during the nine month period ended September 30, 2013, decreased to 916 from 924 for the comparable period ended September 30, 2012. Revenues from rentals of flight equipment recognized for the nine months ended September 30, 2013, decreased as compared to the same period in 2012 primarily due to (i) a $192.1 million decrease due to lower lease rates on aircraft in our fleet during both periods that were re-leased or had lease rates change between the two periods; (ii) a $78.9 million decrease related to aircraft in service during the nine months ended September 30, 2012, and sold or designated as held for sale prior to September 30, 2013; (iii) a $77.2 million decrease in net overhaul rentals recognized; and (iv) a $11.2 million decrease in lease revenue earned by AeroTurbine. These decreases in revenue were partly offset by (i) a $109.2 million increase from new aircraft added to our fleet after September 30, 2012, and from aircraft in our fleet as of September 30, 2012, that earned revenue for a greater number of days during the nine months ended September 30, 2013, as compared to the same period in 2012; and (ii) a $71.9 million increase related to fewer aircraft in transition between lessees.

        Flight Equipment Marketing and Gain on Aircraft Sales:    Flight equipment marketing and gain on aircraft sales increased by $8.6 million for the nine months ended September 30, 2013, as compared to the same period in 2012, primarily due to larger gains recorded on ten aircraft sold, three of which were sold under sales-type leases during the nine months ended September 30, 2013, as compared to the gains recorded on 12 aircraft sold, seven of which were sold under sales-type leases for the same period in 2012.

        Other Income:    Other income increased to $96.3 million for the nine months ended September 30, 2013, compared to $81.8 million for the same period in 2012, primarily due to a $12.0 million increase in early termination fees and other minor fluctuations aggregating an increase of $4.9 million. These increases were partially offset by a $2.4 million decrease in revenue recognized by AeroTurbine, net of cost of sales, from the sale of engines, airframes, parts and supplies.

        Interest Expense:    Interest expense decreased to $1,088.7 million for the nine months ended September 30, 2013, compared to $1,165.8 million for the same period in 2012. Our average debt outstanding, net of deferred debt discount, decreased to $23.3 billion during the nine months ended September 30, 2013, compared to $24.3 billion during the same period in 2012, and our weighted average effective cost of borrowing, which excludes the effect of amortization of deferred debt issue costs, decreased 0.11%. This decrease in interest expense was also partially due to a $19.5 million favorable adjustment to interest expense recorded during the nine months ended September 30, 2013 to correct and fully align amortization of deferred debt issue costs and debt discounts in prior periods with the effective interest method. See Note A of Notes to Condensed, Consolidated Financial Statements.

        Depreciation:    Depreciation of flight equipment decreased 3.7% to $1,386.8 million for the nine months ended September 30, 2013, compared to $1,440.5 million for the same period in 2012, primarily due to aircraft disposals and the conversion of aircraft under operating leases to sales-type leases.

        Aircraft Impairment Charges on Flight Equipment Held for Use:    Aircraft impairment charges on flight equipment held for use increased to $1.1 billion relating to 40 aircraft for the nine months ended September 30, 2013 as compared to $102.7 million relating to ten aircraft for the nine months ended September 30, 2012 based on the results of the recoverability assessment. See "Critical Accounting Policies and Estimates—Flight Equipment."

        Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed:    During the nine months ended September 30, 2013 and 2012, respectively, we recorded the following aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed (See Note H of Notes to Condensed, Consolidated Financial Statements):

	Nine Months Ended
	September 30, 2013				September 30, 2012
	Aircraft Impaired or Adjusted		Impairment Charges and Fair Value Adjustments		Aircraft Impaired or Adjusted		Impairment Charges and Fair Value Adjustments
	(Dollars in millions)
Impairment charges and fair value adjustments on aircraft likely to be sold or sold (including sales-type leases)	18		$87.3	(a)	9	(b)	$43.0
Fair value adjustments on held for sale aircraft sold or transferred from held for sale back to flight equipment(c)	—		—		4		4.1
Impairment charges on aircraft intended to be or designated for part-out	19	(d)	97.8	(e)	10		41.0	(e)

Total Impairment charges and fair value adjustments on flight equipment sold or to be disposed	37		$185.1		23		$88.1

(a)
Includes charges relating to 11 aircraft that met the criteria to be classified as Flight equipment held for sale, and were reclassified from Flight equipment into Flight equipment held for sale. During the nine months ended September 30, 2013, 10 of these aircraft were sold to a third party.

(b)
One of the nine aircraft was impaired twice during the nine months ended September 30, 2012.

(c)
Included in these amounts are net fair value credit adjustments related to aircraft previously held for sale, which currently no longer meet such criteria and were subsequently reclassified to Flight equipment. Also included in these amounts are fair value credit adjustments for sales price adjustments related to aircraft that were previously held for sale and sold during the periods presented.

(d)
One of the 19 aircraft was impaired twice during the nine months ended September 30, 2013.

(e)
Includes charges relating to six engines for the nine months ended September 30, 2013 and 13 engines for the same period in 2012.

        Loss on Extinguishment of Debt:    During the nine months ended September 30, 2013, we prepaid in full our $550 million secured term loan originally scheduled to mature in April 2016, the total outstanding under both tranches of the $106.0 million secured financing, and the total outstanding under the $55.4 million secured financing, and prepaid $150 million of the $900 million outstanding principal amount of our secured term loan due June 30, 2017. In connection with these prepayments, we recognized charges aggregating $17.7 million from the write off of unamortized deferred financing costs and deferred debt discount. During the nine months ended September 30, 2012, we prepaid the remaining $456.9 million outstanding under our secured credit facility dated October 13, 2006 and the $750 million outstanding under our secured term loan entered into in 2010, and we refinanced our $550 million secured term loan at a lower interest rate. In connection with these prepayments and refinancings, we recognized charges aggregating $22.9 million from the write off of unamortized deferred financing costs and deferred debt discount.

        Aircraft Costs:    Aircraft costs decreased to $43.7 million for the nine months ended September 30, 2013, compared to $95.8 million for the same period in 2012 primarily due to fewer repossessions of aircraft from customers that have ceased operations and lower than initially estimated losses related to repossessions of aircraft from a customer that ceased operations in 2012.

        Selling, General and Administrative Expenses:    Selling, general and administrative expenses increased to $242.6 million for the nine months ended September 30, 2013, compared to $191.9 million for the same period in 2012 due to (i) a $26.5 million increase in salaries and employee related expenses, as a result of (a) an increase in share-based compensation due to an increase in AIG's stock price, (b) the acceleration of long term incentive compensation expense and re-organization costs in conjunction with our potential separation from AIG, (c) an increase in pension plan costs, and (d) an increase in employee headcount; (ii) a $20.7 million increase in professional, consulting and legal fees primarily relating to the potential future separation from AIG; (iii) a $6.7 million increase to correctly reflect legal expenses paid by AIG on our behalf, a portion of which was incurred by AIG in prior periods and recorded by us during this period; and (iv) a net decrease of $3.2 million in other expense categories.

        Other Expenses:    During the nine months ended September 30, 2013 and 2012, Other expenses were $106.9 million and $46.4 million, respectively. The results for the nine months ended September 30, 2013, were primarily impacted by a $100.5 million provision recorded for asset value guarantees on six aircraft. The results for the nine months ended September 30, 2012, were primarily impacted by a $31.3 million provision recorded for asset value guarantees associated with three aircraft and $13.5 million of flight equipment rent amortization associated with sale-leaseback transactions.

        (Benefit) Provision for Income Taxes:    Our effective tax rate for the nine months ended September 30, 2013 was 36.2% as compared to (24.1)% for the same period in 2012. Our effective tax rate for the nine months ended September 30, 2013 was affected by a $7.5 million interest refund allocation from AIG related to IRS audit adjustments, which had a beneficial impact to our effective tax rate and was discretely recorded. The rate also continues to be impacted by minor permanent items and interest accrued on uncertain tax positions. Our effective tax rate for the nine months ended September 30, 2012 was significantly impacted by a net adjustment of $162.6 million as a result of adjustments in the tax basis of certain flight equipment. The adjustment related to depreciation deductions allocable to tax-exempt foreign trade income and was made as a result of a court decision which ruled in favor of a taxpayer. See

Note C of Notes to Condensed, Consolidated, Financial Statements. Our reserve for uncertain tax positions increased by $59.6 million for the nine months ended September 30, 2013, the benefits of which, if realized, would have a significant impact on our effective tax rate.

        Other Comprehensive Income (Loss):    Other comprehensive income increased to $6.5 million for the nine months ended September 30, 2013, compared to $4.7 million for the same period in 2012, primarily due to changes in the market values on derivatives qualifying for and designated as cash flow hedges.

Liquidity

        We generally fund our operations, which primarily consist of aircraft purchases, debt principal and interest payments, and operating expenses, through a variety of sources. These sources include available cash balances, internally generated funds, including lease rental payments and proceeds from aircraft sales and part-outs, and debt issuance proceeds. In addition to these sources of funds, we have $2.3 billion available under our unsecured revolving credit facility. As part of our liquidity management strategy, we strive to maintain, and believe we currently have, sufficient liquidity to cover 18 to 24 months of debt maturities and 12 months of capital expenditures. We also target a ratio of adjusted net debt to adjusted shareholders' equity between 2.5-to-1.0 and 3.0-to-1.0, and our ratio was 2.6-to-1.0 at September 30, 2013. Adjusted net debt to adjusted shareholders' equity is a non-GAAP financial measure; see Non-GAAP Financial Measurements for a reconciliation of non-GAAP financial measures to their most directly comparable GAAP measure. We are also focused on aligning our operating cash flows with the principal obligations due on our debt on an annual basis and the weighted average maturities on our debt financings was 6.3 years as of September 30, 2013. We have also continued to diversify our funding sources to include both secured and unsecured financings from public debt markets, commercial banks and institutional loan markets, among others.

        During the nine months ended September 30, 2013, we generated cash flows from operations of approximately $1.8 billion and we raised approximately $1.8 billion of net proceeds from the issuance of unsecured notes. In addition, we refinanced our secured term loan due June 30, 2017 at a lower interest rate and prepaid $150 million of the $900 million outstanding principal amount as part of the refinancing agreement, and we prepaid in full our $550 million secured term loan originally scheduled to mature in April 2016.

        We had approximately $1.7 billion in cash and cash equivalents available for use in our operations at September 30, 2013. We also had $420.9 million of cash restricted from use in our operations, but which we can use to satisfy certain obligations under our operating leases and to pay principal and interest on our 2004 ECA facility. At October 31, 2013, we had the full $2.3 billion available to us under our revolving credit facility and approximately $90.2 million of the $430.0 million was available under AeroTurbine's credit facility. We also have the ability to potentially increase the AeroTurbine credit facility by an additional $70 million either by adding new lenders or allowing existing lenders to increase their commitments if they choose to do so.

        Our bank credit facilities and indentures limit our ability to incur secured indebtedness. The most restrictive covenant in our bank credit facilities permits us and our subsidiaries to incur secured indebtedness totaling up to 30% of our consolidated net tangible assets, as defined in the credit agreement, and such limit currently totals approximately $10.8 billion. This limitation is subject to certain exceptions, including the ability to incur secured indebtedness to finance the purchase of aircraft. As of October 31, 2013, we were able to incur an additional $8.4 billion of secured indebtedness under this covenant. Our debt indentures also restrict us and our subsidiaries from incurring secured indebtedness in excess of 12.5% of our consolidated net tangible assets, as defined in the indentures. However, we may obtain secured financing without regard to the 12.5% consolidated net tangible asset limit under our indentures by doing so through subsidiaries that qualify as non-restricted under such indentures.

        In addition to addressing our liquidity needs through debt financings, we may also pursue potential aircraft sales and part-outs. During the nine months ended September 30, 2013, we sold 21 aircraft and one engine for approximately $391.8 million in aggregate gross proceeds in connection with our ongoing fleet management strategy. As of October 31, 2013, we had sold two additional aircraft from our Flight equipment held for sale and we anticipate sales of additional aircraft during the remainder of the year. In evaluating potential sales or part-outs of aircraft, we balance maximization of cash today with the long-term value of holding aircraft.

        We believe the sources of liquidity mentioned above, together with our cash generated from operations, will be sufficient to operate our business and repay our debt maturities for at least the next twelve months.

Debt Financings

        We borrow funds on both a secured and unsecured basis from various sources, including public debt markets, commercial banks and institutional loan markets. Significant capital resources and liquidity developments for the nine months ended September 30, 2013 include:

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

        Our debt financing was comprised of the following:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Secured
Senior secured bonds	$3,900,000	$3,900,000
ECA and Ex-Im financings	1,828,648	2,193,229
Secured bank debt(a)	1,808,227	1,961,143
Institutional secured term loans	750,000	1,450,000
Less: Deferred debt discount(b)	(5,398)	(15,125)

	8,281,477	9,489,247
Unsecured
Bonds and medium-term notes	13,025,538	13,890,747
Less: Deferred debt discount(b)	(33,712)	(37,207)

	12,991,826	13,853,540

Total Senior Debt Financings	21,273,303	23,342,787
Subordinated Debt	1,000,000	1,000,000

	$22,273,303	$24,342,787

Selected interest rates and ratios which include the economic effect of derivative instruments:
Weighted average effective cost of borrowing(b)(c)	5.94%	6.09%
Percentage of total debt at fixed rates	79.23%	79.16%
Weighted average effective cost of borrowing on fixed rate debt(b)(c)	6.67%	6.72%

(a)
Of this amount, $177.9 million (2013) and $270.5 million (2012) is non-recourse to ILFC. These secured financings were incurred by VIEs and consolidated into our Condensed, Consolidated Financial Statements. Amounts include $334.5 million (2013) and $260.0 million (2012) outstanding under AeroTurbine's revolving credit facility.

(b)
During the three months ended September 30, 2013, we recorded an $18.6 million adjustment to correct and fully align amortization of deferred debt issue costs and debt discounts in prior periods with the effective interest method, of which $4.0 million related to debt discounts and is reflected herein. The effect on our weighted average effective cost of borrowing at September 30, 2013 as a result of this $4.0 million adjustment to correct and fully align amortization of debt discounts in prior periods with the effective interest method was insignificant. See Note A of Notes to Condensed, Consolidated Financial Statements.

(c)
Excludes the effect of amortization of deferred debt issue cost.

        The following table presents information regarding the collateral pledged for our secured debt:

	As of September 30, 2013
	Debt Outstanding	Net Book Value of Collateral		Number of Aircraft
	(Dollars in thousands)
Senior secured bonds	$3,900,000	$5,962,533		174
ECA and Ex-Im Financings	1,828,648	5,015,092		118
Secured bank debt	1,808,227	2,622,782	(a)	61	(a)
Institutional secured term loans	750,000	1,303,763		52

Total	$8,286,875	$14,904,170		405

(a)
Amounts represent the net book value of collateral and number of aircraft securing ILFC secured bank term debt. Amounts do not include assets securing AeroTurbine's secured revolving credit facility. AeroTurbine's credit facility, under which $334.5 million was drawn as of September 30, 2013, is secured by substantially all of the assets of AeroTurbine and its subsidiary guarantors.

          Our debt agreements contain various affirmative and restrictive covenants. We have recently amended the financial covenants in a secured term loan facility, our ECA financings, our revolving credit agreement, and the indenture and debentures related to our subordinated debt. See Note J of Notes to Condensed, Consolidated Financial Statements for a description of each financing arrangement. As of September 30, 2013, we were in compliance with the covenants in our debt agreements.

  Derivatives

          We employ derivative products to manage our exposure to interest rate risks and foreign currency risks. We enter into derivative transactions only to economically hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements, foreign currency swap agreements and interest rate cap agreements. At September 30, 2013, our derivative portfolio consisted of interest rate swaps. All of our interest rate swap agreements have been designated as and accounted for as cash flow hedges. We did not designate our interest rate cap agreements as hedges when they were outstanding.

          When interest rate and foreign currency swaps are effective as cash flow hedges, they offset the variability of expected future cash flows, both economically and for financial reporting purposes. We have historically used such instruments to effectively mitigate foreign currency and interest rate risks. The effect of our ability to apply hedge accounting for the swap agreements is that changes in their fair values are recorded in OCI instead of in earnings for each reporting period when they were outstanding. As a result, reported net income will not be directly influenced by changes in interest rates and currency rates.

          The counterparty to all our interest rate swaps is AIG Markets, Inc., a wholly owned subsidiary of AIG. The swap agreements are subject to a bilateral security agreement and a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. Failure of the counterparty to perform under the derivative contracts would not have a material impact on our results of operations and cash flows, as we were in a net liability position at September 30, 2013.

  Credit Ratings

          While a ratings downgrade does not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of such financings.

          The following table summarizes our current ratings by Fitch, Moody's and S&P, the nationally recognized rating agencies:

  Unsecured Debt Ratings

Rating Agency	Senior Unsecured Debt Rating	Corporate Rating	Outlook	Date of Last Ratings Action
Fitch	BB	BB	Negative Outlook	September 4, 2013
Moody's	Ba3	Ba3	Stable Outlook	August 26, 2013
S&P	BBB-	BBB-	Negative Outlook	September 30, 2013

  Secured Debt Ratings

Rating Agency	$750 Million 2012 Term Loan	$3.9 Billion Senior Secured Notes
Fitch	BB	BBB-
Moody's	Ba2	Ba2
S&P	BBB-	BBB-

        These credit ratings are the current opinions of the rating agencies and they may be changed, suspended or withdrawn at any time by the rating agencies as a result of various circumstances. We cannot predict what effect, if any, AIG's potential sale of our common stock to Jumbo Acquisition Limited will have on our credit ratings.

Existing Commitments

        The following table summarizes our contractual obligations at September 30, 2013:

	Commitments Due by Fiscal Year
	Total	2013	2014	2015	2016	2017	Thereafter
	(Dollars in thousands)
Unsecured bonds and medium-term notes	$13,025,538	$756,016	$1,039,502	$2,010,020	$1,550,000	$2,000,000	$5,670,000
Senior secured bonds	3,900,000	—	1,350,000	—	1,275,000	—	1,275,000
Secured bank loans(a)	1,808,227	42,555	170,756	506,125	172,566	173,537	742,688
ECA and Ex-Im financings	1,828,648	82,504	448,029	359,960	282,492	226,188	429,475
Other secured financings	750,000	—	—	—	—	750,000	—
Subordinated debt	1,000,000	—	—	—	—	—	1,000,000
Estimated interest payments including the effect of derivative instruments(b)	8,017,781	289,942	1,228,129	1,072,759	880,782	669,836	3,876,333
Operating leases(c)	57,936	3,483	13,967	11,128	4,078	3,497	21,783
Pension obligations(d)	10,187	1,652	1,669	1,730	1,799	1,738	1,599
Commitments under ILFC aircraft purchase agreements(e)	21,921,539	418,753	2,026,635	2,871,186	3,152,047	4,501,994	8,950,924
Commitments under AeroTurbine flight equipment purchase agreements	24,252	24,252	—	—	—	—	—

Total	$52,344,108	$1,619,157	$6,278,687	$6,832,908	$7,318,764	$8,326,790	$21,967,802

(a)
Includes $335 million outstanding under AeroTurbine's revolving credit facility.

(b)
Estimated interest payments for floating rate debt included in this table are based on rates at September 30, 2013. Estimated interest payments include the estimated impact of our interest rate swap agreements. For floating rate debt that has been swapped into fixed rate debt, the estimated interest payments reflect the swapped fixed rate.

(c)
Minimum rentals have not been reduced by minimum sublease rentals of $2.3 million receivable in the future under non-cancellable subleases.

(d)
Our pension obligations are part of intercompany expenses, which AIG allocates to us on an annual basis. The amount is an estimate of such allocation. The column "2013" consists of total estimated allocations for 2013 and the column "Thereafter" consists of the 2018 estimated allocation. The amount allocated has not been material to date.

(e)
Includes sale-leaseback transactions in 2014 and commitments to purchase nine new spare engines.

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

	Contingency Expiration by Fiscal Year
	Total	2013	2014	2015	2016	2017	Thereafter
	(Dollars in thousands)
Asset Value Guarantees	$334,811	$—	$4,246	$157,132	$—	$46,140	$127,293

        The table above does not include $785.3 million of unrecognized tax benefits, consisting primarily of FSC and ETI benefits, and any effect of our net tax liabilities, the timing of which is uncertain.

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

        Adjusted net debt means our total debt, net of deferred debt discount, including current portion, less cash and cash equivalents, excluding restricted cash, and less a 50% equity credit for our $1.0 billion outstanding in hybrid instruments, as of September 30, 2013. Adjusted shareholders' equity means our total shareholders' equity less accumulated other comprehensive loss, and including a 50% equity credit for our $1.0 billion outstanding in hybrid instruments.

        The following table reconciles adjusted net debt to the most directly comparable GAAP measure, total debt:

As of September 30, 2013
(Dollars in thousands)
Total debt, including current portion	$22,273,303
Less: Cash and cash equivalents, excluding restricted cash	1,725,318
Less: 50% equity credit for $1.0 billion in hybrid instruments	500,000

Adjusted net debt	$20,047,985

        The following table reconciles adjusted shareholder's equity to the most directly comparable GAAP measure, total shareholder's equity:

As of September 30, 2013
(Dollars in thousands)
Total shareholders' equity	$7,353,504
Less: Accumulated other comprehensive loss	(5,967)
Plus: 50% equity credit for $1.0 billion in hybrid instruments	500,000

Adjusted shareholders' equity	$7,859,471

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

        We have variable interests in the following entities, in which we have determined we are not the PB because we do not have the power to direct the activities that most significantly affect the entity's economic performance: (i) one entity that we have previously sold aircraft to and for which we manage the aircraft, in which our variable interest consists of the servicing fee we receive for the management of those aircraft; and (ii) two affiliated entities we sold aircraft to in 2003 and 2004, which aircraft we continue to manage, in which our variable interests consist of the servicing fee we receive for the management of those aircraft. These two affiliated entities, for which we manage aircraft, are consolidated into AIG's financial statements.

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

  Interest Rate Risk

        Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Interest rate risk is highly sensitive to many factors, including the U.S. government's monetary and tax policies, global economic factors and other factors beyond our control. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates. Our primary interest rate exposures relate to our floating rate debt obligations, which are based on interest rate indices such as LIBOR. Increases in the interest rate index would increase the cost of our debt and reduce our pre-tax income.

        We mitigate our floating interest rate risk by entering into interest rate swap contracts as appropriate. After taking our swap agreements into consideration, which in effect have fixed the interest rates of the hedged debt, our floating rate debt comprised approximately 20.8% of our total outstanding debt obligations, or approximately $4.6 billion in aggregate principal amount, at September 30, 2013.

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

        Assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100 basis-point increase or decrease in our variable interest rates would have increased or decreased our interest expense, and accordingly our cash flows, by approximately $46 million on an annualized basis. The same hypothetical 100 basis-point increase or decrease in interest rates on our total outstanding debt obligations, including fixed and floating rate debt, would have increased or decreased our interest expense, and accordingly our cash flows, by approximately $223 million on an annualized basis.

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

        In conjunction with the close of each fiscal quarter, we conduct a review and evaluation, under the supervision and with the participation of our management, including the Certifying Officers, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013, the end of the period covered by this report.

(B)    Changes in Internal Controls Over Financial Reporting

        There have been no changes in our internal controls over financial reporting during the three months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

        Air Lease:    On April 24, 2012, ILFC and AIG filed a lawsuit in the Los Angeles Superior Court against ILFC's former CEO, Steven Udvar Hazy; Mr. Hazy's current company, Air Lease Corporation (ALC); and a number of ILFC's former officers and employees who are currently employed by ALC. The lawsuit alleges that Mr. Hazy and the former officers and employees, while employed at ILFC, diverted corporate opportunities from ILFC, misappropriated ILFC's trade secrets and other proprietary information, and committed other breaches of their fiduciary duties, all at the behest of ALC. The complaint seeks monetary damages and injunctive relief for breaches of fiduciary duty, misappropriation of trade secrets, unfair competition, and various other violations of state law.

        On August 15, 2013 ALC filed a cross-complaint against ILFC and AIG, which alleges that ILFC entered into, and later breached, an agreement to sell certain aircraft to ALC. Based on these allegations, the cross-complaint asserts claims against ILFC for breach of contract and unfair competition. The cross-complaint seeks significant compensatory and punitive damages. The matter is in its incipient stages and we are still evaluating the claims. We believe we have substantial defenses on the merits and we will vigorously defend ourselves against ALC's claims.

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

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

Item 6.    EXHIBITS

  a)
  Exhibits

2.1	Amendment No. 1 to Share Purchase Agreement, dated as of May 10, 2013, among American International Group, Inc., AIG Capital Corporation and Jumbo Acquisition Limited (filed as an exhibit to AIG's Current Report on Form 8-K (file no. 001-8787) filed on May 13, 2013 and incorporated herein by reference).
2.2
Amendment No. 2 to Share Purchase Agreement, dated as of June 15, 2013, among American International Group, Inc., AIG Capital Corporation and Jumbo Acquisition Limited (filed as an exhibit to AIG's Current Report on Form 8-K (file no. 001-8787) filed on June 17, 2013 and incorporated herein by reference).
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
101.
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed, Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (ii) the Condensed, Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012; (iii) the Condensed, Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (iv) the Condensed, Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (v) the Notes to the Condensed, Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL LEASE FINANCE CORPORATION
November 12, 2013	/s/ HENRI COURPRON HENRI COURPRON Chief Executive Officer (Principal Executive Officer)
November 12, 2013	/s/ ELIAS HABAYEB ELIAS HABAYEB Senior Vice President and Chief Financial Officer (Principal Financial Officer)
November 12, 2013	/s/ JAMES J. MCKINNEY JAMES J. MCKINNEY Vice President and Controller (Principal Accounting Officer)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit No.
2.1	Amendment No. 1 to Share Purchase Agreement, dated as of May 10, 2013, among American International Group, Inc., AIG Capital Corporation and Jumbo Acquisition Limited (filed as an exhibit to AIG's Current Report on Form 8-K (file no. 001-8787) filed on May 13, 2013 and incorporated herein by reference).
2.2
Amendment No. 2 to Share Purchase Agreement, dated as of June 15, 2013, among American International Group, Inc., AIG Capital Corporation and Jumbo Acquisition Limited (filed as an exhibit to AIG's Current Report on Form 8-K (file no. 001-8787) filed on June 17, 2013 and incorporated herein by reference).
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
101.
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed, Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (ii) the Condensed, Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012; (iii) the Condensed, Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (iv) the Condensed, Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (v) the Notes to the Condensed, Consolidated Financial Statements.