Form 10-K
period 2013-12-31
INTERNATIONAL LEASE FINANCE CORP
filed 2014-03-05
CIK 714311

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
For the fiscal year ended December 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-31616

INTERNATIONAL LEASE FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	22-3059110 (I.R.S. Employer Identification No.)
10250 Constellation Blvd., Suite 3400 Los Angeles, California (Address of principal executive offices)	90067 (Zip Code)

Registrant's telephone number, including area code: (310) 788-1999

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
5.875% Notes due August 15, 2022	New York Stock Exchange

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

         As of June 30, 2013 and February 24, 2014, there were 45,267,723 shares of Common Stock, no par value, outstanding, all of which were held by affiliates.

         Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

INTERNATIONAL LEASE FINANCE CORPORATION
2013 FORM 10-K ANNUAL REPORT

TABLE OF DEFINITIONS

737 Classic	The -300/-400/-500 series of the Boeing 737 aircraft
737NG	The -600/-700/-800/-900 series of the Boeing 737 aircraft (Next-Generation)
AerCap	AerCap Holdings N.V.
AeroTurbine	AeroTurbine, Inc.
AIG	American International Group, Inc.
Airbus	Airbus S.A.S.
AOCI	Accumulated other comprehensive (loss) income
Boeing	The Boeing Company
The Company, ILFC, management, we, our, us	International Lease Finance Corporation and its consolidated subsidiaries
CVA	Credit Value Adjustment
Department of the Treasury	United States Department of the Treasury
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOS	U.S. Department of State
DOT	U.S. Department of Transportation
ECA	Export Credit Agency
Embraer	Embraer S.A.
ETI	Extraterritorial Income
FAA	United States Federal Aviation Administration
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
FDIC	Federal Deposit Insurance Corporation
Fitch	Fitch Ratings, Inc.
FRB	Board of Governors of the Federal Reserve System
FSC	Foreign Sales Corporation
GAAP	Generally Accepted Accounting Principles in the United States of America
IASB	International Accounting Standards Board
IRC	Internal Revenue Code
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rates
MAPS	Market Auction Preferred Stock

Moody's	Moody's Investors Service, Inc.
MVA	Market Value Adjustment
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OFAC	Office of Foreign Assets Control
part-out	Disassembly of an aircraft for the sale of its parts
PB	Primary beneficiary
S&P	Standard and Poor's Ratings Services
SEC	United States Securities and Exchange Commission
SIFI	Systemically Important Financial Institution
SLHC	Savings and Loan Holding Company
SPE	Special Purpose Entity
VIE	Variable Interest Entity

PART I

Cautionary Statement Regarding Forward-Looking Information

        This annual report on Form 10-K and other publicly available documents may contain or incorporate statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-K and include statements regarding, among other matters, our pending sale to AerCap, the state of the airline industry, our access to the capital markets, our ability to restructure leases and repossess aircraft, the structure of our leases, regulatory matters pertaining to compliance with governmental regulations and other factors affecting our financial condition or results of operations. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and "should," and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, economic and business conditions, which will, among other things, affect demand for aircraft, availability and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives, and environmental and safety requirements, as well as the factors discussed under "Item 1A. Risk Factors" in this Form 10-K. We do not intend, and undertake no obligation to, update any forward-looking information to reflect actual results or future events or circumstances.

Item 1.    Business

Our Company

        In this Annual Report on Form 10-K, unless otherwise mentioned or unless the context requires otherwise, we use the terms the "Company," "ILFC," "management," "we," "our," and "us" to refer to International Lease Finance Corporation and its consolidated subsidiaries. We are the world's largest independent aircraft lessor measured by number of owned aircraft. We began operations in 1973 as a pioneer in the aircraft leasing industry. We have 40 years of operating history and we have demonstrated strong and sustainable financial performance through most airline industry cycles. Our prominent leadership position within the aircraft leasing industry has resulted in a premier brand name which provides us access to a variety of funding sources and helps us attract and retain customers and employees. Our offices are strategically located to provide us with proximity to our current customers, potential customers and airframe and engine manufacturers. We operate our business principally from offices in Los Angeles, Miami, Amsterdam, Dublin, Seattle and Singapore.

        We are an indirect wholly-owned subsidiary of AIG. AIG is a leading global insurance company that provides a wide range of property casualty insurance, life insurance, retirement products, mortgage insurance and other financial services to customers in more than 130 countries and jurisdictions. On December 16, 2013, AIG entered into an agreement with AerCap and AerCap Ireland Limited, a wholly-owned subsidiary of AerCap, for the sale of 100 percent of our common stock for consideration consisting of $3.0 billion in cash, a portion of which will be funded by a special distribution of $600.0 million to be paid by us to AIG upon consummation of the transaction, and approximately 97.6 million newly-issued AerCap common shares. The consideration has a value of approximately $5.4 billion based on AerCap's pre-announcement closing price per share of $24.93 on December 13, 2013. The transaction is subject to required regulatory approvals, including all applicable U.S. and foreign regulatory reviews and approvals, as well as other customary closing conditions. The transaction was approved by AerCap shareholders on February 13, 2014 and is expected to close in 2014.

        We are a global company that acquires, leases, and sells commercial aircraft to customers throughout the world. We purchase aircraft from manufacturers, investors and airlines. At December 31, 2013, we had approximately 1,000 owned or managed aircraft in our portfolio, as well as commitments to purchase 335 new high-demand, fuel-efficient aircraft, with delivery dates through 2022 . We have approximately 200 customers in more than 80 countries. We are an independent aircraft lessor because we are not affiliated with any airframe or engine manufacturer. This independence provides us with purchasing flexibility to acquire aircraft or engine models regardless of the manufacturer.

        Our diversified aircraft portfolio consisted of 911 owned aircraft at December 31, 2013, and was comprised of 73% narrowbody (single-aisle) aircraft and 27% widebody (twin-aisle) aircraft, as measured by aircraft count, with 53% representing Airbus models and 47% representing Boeing models. The weighted average age of our owned aircraft, weighted by the net book value of such aircraft, was 8.7 years at December 31, 2013. The aircraft we have on order are among the most modern, fuel-efficient models. We have the largest order position for the Boeing 787 and the largest order position among aircraft leasing companies for the Airbus A320neo family according to reports currently available on Boeing and Airbus websites. We also have a large order position for the Airbus A350XWB and we are the first lessor to offer the Embraer E-Jets E2 aircraft.

        We lease aircraft to airlines operating in every major geographic region, including emerging and high-growth markets in Asia, Latin America, the Middle East and Eastern Europe. Our top five lessees are AeroMexico, Air France, American Airlines, China Southern Airlines, and Emirates. We predominantly enter into net operating leases that require the lessee to pay all operating expenses. See "Aircraft Leasing" herein for further description of our leases.

        In addition to our aircraft leasing activities, we provide fleet management services to investors or owners of aircraft portfolios for a management fee. At December 31, 2013, we provided management services for 68 aircraft. Through our wholly-owned subsidiary, AeroTurbine, we provide engine leasing; certified aircraft engines, airframes, and engine parts; and supply chain solutions, and we possess the capabilities to disassemble aircraft and engines into parts. These capabilities allow us to maximize the value of our aircraft and engines across their complete life cycle and offer an integrated value proposition to our airline customers as they transition out aging aircraft. At times, we sell aircraft from our leased aircraft fleet to other leasing companies, financial services companies and airlines. In limited cases, we have previously contracted to provide asset value guarantees to financial institutions and other third parties for a fee, some of which are still outstanding.

        We continue to discuss with Lufthansa Technik AG ("Lufthansa Technik") a possible partnership with Lufthansa Technik through AeroTurbine. Under the potential arrangement, which is subject to final agreement, certain antitrust approvals and other customary closing conditions, AeroTurbine and Lufthansa Technik would enter into a set of commercial agreements covering the supply of AeroTurbine material to Lufthansa Technik, the purchase of maintenance services from Lufthansa Technik, and the consignment of surplus material to AeroTurbine. In conjunction with the commercial agreements, Lufthansa Technik would also purchase from us an indirect 15% minority interest in AeroTurbine. We would continue to own the remaining interest in AeroTurbine. Under the potential arrangement, if certain performance targets are met under the commercial agreements, Lufthansa Technik would also be able to exercise an option to increase its investment to 19.9%.

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

 Competitive Strengths

        We believe our size, global scale, long operating history and premier brand provide us with the following competitive strengths that contribute significantly to our success and sustained positive operating cash flows.

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

        Long-standing and strategic customer relationships.    We have collaborative and strategic relationships, many of which are long-standing, with approximately 200 customers worldwide, including scheduled and charter airlines and low-cost carriers. Our top ten customers have all been leasing aircraft from us for over a decade. We believe we are the largest aircraft lessor to many of our customers, which strengthens our position and facilitates our access to senior management. Our close customer relationships and market knowledge enable us to identify opportunities to re-market aircraft before leases mature, contributing to an average aircraft on-lease percentage of approximately 99% over the last five years. We also gain valuable insight and knowledge of the airline industry and market trends from our customers, enabling us to better anticipate new opportunities and mitigate adverse trends. Our established customer relationships also allow us to secure large and strategic aircraft transactions, including sale-leaseback transactions, often for multiple aircraft, and to play an important role in our customers' fleet initiatives. Our large and diverse customer base helps minimize our risks relating to regional economic conditions.

        Attractive and diversified aircraft fleet.    Our diversified fleet of owned aircraft is comprised of 73% narrowbody (single-aisle) aircraft and 27% widebody (twin-aisle) aircraft, as measured by aircraft count, with 53% representing Airbus models and 47% representing Boeing models. The weighted average age of our owned aircraft, weighted by the net book value of such aircraft was 8.7 years as of December 31, 2013. As our new aircraft orders deliver, our fleet will gain more modern and fuel-efficient aircraft that are in high demand from airlines around the world. Our large number of widebody aircraft benefits us due to generally longer lease terms, higher lease rates, higher probability of lease extensions and, we believe, better credit quality of lessees, as compared to narrowbody aircraft. We believe the large number and variety of widebody aircraft in our fleet uniquely positions us in emerging markets, particularly in Asia and the Middle East where, according to the 2013 Boeing Current Market Outlook report, airlines are expected to require a substantial number of additional widebody aircraft to meet growing demand over the next 20 years.

        Large and valuable aircraft delivery pipeline.    We have the largest number of next generation Airbus and Boeing orders among lessors, comprised of 150 Airbus A320neo family aircraft, 20 Airbus A350s and 70 Boeing 787s. We are also adding E-Jets aircraft to our fleet, with commitments to purchase 50 E-Jets E2 next generation aircraft from Embraer. In addition, we have commitments to purchase 30 current generation Boeing 737-800s and up to 15 current generation Airbus A321 aircraft. We believe we have developed this order book by capitalizing on our scale and strong relationships with airframe and engine manufacturers and our airline customers. Our orders with Airbus, Boeing and Embraer will provide us with significant fleet growth in high demand, fuel-efficient aircraft over the next decade and represent a significant leadership position in the highly anticipated Airbus A320neo family, Boeing 787 and Embraer E-Jets E2 aircraft deliveries. We will also be the first aircraft leasing company to offer the Airbus A320neo family aircraft and the Embraer E-Jets E2 aircraft for lease, with the A320neo initial delivery scheduled for 2015 and the Embraer E-Jets E2 initial delivery scheduled for 2018. We believe these aircraft will provide significant value and strong returns on investment and that our prime delivery dates for so many highly coveted aircraft will provide us with a competitive advantage by further strengthening our reputation and prominence with customers.

        Extensive airframe and engine manufacturer relationships.    We are the largest customer of Airbus and the largest lessor customer of Boeing measured by deliveries of aircraft through 2013. We also recently finalized our first aircraft order from Embraer. We believe we are one of the largest purchasers of engines from CFM International, GE Aviation, International Aero Engines, Pratt & Whitney and Rolls-Royce. Our relationships with Airbus and Boeing have spanned over 20 years and our senior management has direct experience working for airframe manufacturers. These extensive manufacturer relationships and the scale of our business enable us to place large orders with favorable terms and conditions, including pricing and delivery terms, and have allowed us to become the largest lessor purchaser of next generation aircraft, including the Airbus A320neo family aircraft, Boeing 787 and Embraer E-Jets E2 aircraft. Our independence from airframe and engine manufacturers allows us to focus on providing the best products with the most market appeal regardless of manufacturer. In addition, we believe our strategic relationships with manufacturers and market knowledge allow us to influence new aircraft designs, which gives us increased confidence in our airframe and engine selections.

        Strong liquidity position with significant access to diverse funding sources.    As of December 31, 2013, we had approximately $1.4 billion in cash and cash equivalents available for use in our operations and we have $2.3 billion available under our revolving credit facility. Further, our scale and operating history provide us with access to significant amounts of funding, including unsecured debt, from various sources on competitive terms. The unencumbered aircraft in our fleet provides us with meaningful operational and capital structure flexibility. Our financial flexibility together with our broad access to capital also provides us with the ability to take advantage of new business opportunities such as aircraft acquisitions. We believe our existing sources of liquidity and anticipated cash flows from operations will be sufficient to cover our debt maturities over the next 18 to 24 months and our capital expenditures over the next 12 months. As of December 31, 2013, our adjusted net debt to adjusted shareholders' equity ratio was 2.5-to-1.0 and the weighted average life of our debt maturities was 6.3 years (adjusted net debt to adjusted shareholders' equity is a non-GAAP financial measure; See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measurements" for a reconciliation of non-GAAP financial measures to their most directly comparable GAAP measure). These results reflect our efforts to reduce our leverage and to better align our debt maturities with our anticipated operating cash flows.

        Ability to maximize the value of aircraft and engines.    Through our wholly owned subsidiary, AeroTurbine, we provide engine leasing; certified aircraft engines, airframes and engine parts; and supply chain solutions, and we possess the capabilities to disassemble aircraft and engines into parts. These capabilities allow us to maximize the value of our aircraft and engines across their complete life cycle. The ability to provide these services also distinguishes us with our airline customers by providing them with an integrated value proposition as they transition out aging aircraft. AeroTurbine has market insight and recurring customer relationships, which are strengths that can be leveraged for growth in the engine and parts business.

        Dedicated management team with extensive airline, manufacturer and leasing experience.    Our senior management team has extensive aviation and other relevant experience, including experience at ILFC and with airlines, airframe manufacturers and other lessors. Our management team has demonstrated success in all aspects of leasing including financing, lease structuring, strategic planning, risk diversification, fleet restructuring and aircraft purchasing. We believe our senior management's reputation and relationships with lessees, manufacturers, buyers, investors and financiers of aircraft are important elements to the success of our business.

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

        Focus on high-growth and attractive markets.    We are focused on increasing our presence in emerging markets with high potential for passenger growth and other markets with significant demand for new aircraft. We intend to capitalize on the increased demand for aircraft that will result from expected growth in emerging markets such as Asia, Latin America and the Middle East. We already have a leading position in China based on the number of commercial aircraft operated in China, where 172 of our aircraft are operated by Chinese carriers. During the past several years, we opened an office in Singapore to further strengthen our position in Asia. We have also opened an office in Amsterdam and increased the size of our Dublin office to be closer to our customers in Europe, the Middle East, Eastern Europe and Africa. We believe these new initiatives will help us to better serve our existing customers and to develop new customer relationships.

        Enhance our fleet with modern, fuel-efficient aircraft.    We plan to continue to acquire modern, fuel-efficient aircraft that will allow us to maintain a high rate of lease placements on attractive terms. In 2013, we finalized an agreement to purchase 50 E-Jets E2 next generation aircraft from Embraer. We are in regular discussions with airframe and engine manufacturers regarding aircraft programs and technology advances, availability of future delivery positions, pricing, and potential aircraft orders. We believe that the scale of our business and access to capital markets will enable us to make large purchases of aircraft as needed. In addition to orders from the manufacturers, we are also pursuing aircraft acquisitions through sale-leaseback transactions with airline customers. Sale-leaseback transactions allow us to add attractive new aircraft to our fleet in the near term and balance our aircraft orders from manufacturers.

        Maintain a diverse aircraft fleet and lease portfolio to maximize revenue while minimizing risk.    We seek to further maximize revenue and minimize risks by maintaining the diversity of our owned aircraft fleet and lease portfolio across aircraft type, lease expiration, geography and customer. In July 2013, we contracted to purchase 50 E-Jets E2 aircraft from Embraer with deliveries starting in 2018, marking the introduction of these aircraft to our fleet and furthering our goal to provide our customers with a diverse mix of aircraft for their market-specific needs. Diversification of our owned aircraft fleet lessens the risk of changing customer preferences, while a diversified lease portfolio with staggered lease expirations reduces our exposure to industry fluctuations and the credit risk of individual customers.

        Continue to access multiple funding sources to optimize our capital structure.    We have proven our capability to access a variety of funding sources, including unsecured debt, and intend to use the scale of our business and our existing relationships with financial institutions to continue accessing capital from diverse sources at competitive rates. We aim to align our debt maturities with our anticipated operating cash flows. We target to maintain sufficient liquidity, consisting of unrestricted cash on hand, our revolving credit facility and operating cash flows, to cover our debt maturities over the next 18 to 24 months and our capital expenditures over the next 12 months.

Customers

        We have long-standing, collaborative and strategic relationships with customers located in each major geographic region. Our top ten customers, based on revenue, are AeroMexico, Air Berlin, Air France, American Airlines, Cathay Pacific, China Southern Airlines, Emirates, KLM Royal Dutch Airlines, Vietnam Airlines and Virgin Atlantic Airways, all of which have been leasing aircraft from us for over a decade. While regional and global economic and political conditions have and will continue to impact our customers, we believe that our diverse lease portfolio reduces our exposure to events that impact specific regions or countries and the credit risk of individual customers.

        The following table shows the number and percentage of our aircraft lessee customers by region at December 31, 2013, 2012 and 2011. Each airline is classified within the geographic region that represents the airline's principal place of business for the years indicated. A customer is an airline with its own operating certificate.

	Customers by Region
	2013			2012			2011
Region	Number of Customers		%	Number of Customers		%	Number of Customers		%
Europe	51		29.3%	55		30.6%	62		34.6%
Asia and the Pacific	47		27.0	47		26.1	44		24.6
The Middle East and Africa	26		15.0	25		13.9	24		13.4
Commonwealth of Independent States	19		10.9	20		11.1	19		10.6
U.S. and Canada	16		9.2	18		10.0	17		9.5
Central and South America and Mexico	15		8.6	15		8.3	13		7.3

	174	(a)(b)	100.0%	180	(b)	100.0%	179	(b)	100.0%

(a)
Does not include 32 leasing customers unique to AeroTurbine and 15 additional customers who operate aircraft we manage, which, when added with the customers identified in the table, brings our total to over 200 customers.

(b)
Includes six (2013), three (2012) and two (2011) customers whose only transactions with us consist of finance and sales-type leases.

        The majority of our revenues are derived from customers located outside of the U.S. Revenues from rentals of flight equipment to foreign airlines have represented approximately 93% of our total revenues from rentals of flight equipment since 2010. Even though a large percentage of our revenues are generated from outside the U.S., our foreign exchange exposure is limited with approximately 98% of our revenues denominated in U.S. dollars for the year ended December 31, 2013. The following table sets forth the dollar amount and percentage of total revenues from rentals of flight equipment attributable to the indicated geographic areas based on each airline's principal place of business for the years indicated:

	2013			2012			2011
	Amount		%	Amount		%	Amount		%
	(Dollars in thousands)
Europe(a)	$1,405,342		33.7%	$1,561,565		35.9%	$1,730,203		38.8%
Asia and the Pacific	1,232,174		29.6	1,295,799		29.8	1,335,533		30.0
The Middle East and Africa	533,616		12.8	540,047		12.4	555,058		12.5
U.S. and Canada	384,430		9.2	389,533		9.0	362,067		8.1
Commonwealth of Independent States	326,062		7.8	287,643		6.6	244,418		5.5
Central and South America and Mexico	284,409		6.9	271,015		6.3	227,126		5.1

	$4,166,033	(b)	100.0%	$4,345,602	(b)	100.0%	$4,454,405	(b)	100.0%

(a)
Includes $305,296 (2013), $352,363 (2012) and $400,300 (2011) of revenue attributable to customers whose principal business is located in the Euro-zone periphery, which is comprised of Greece, Ireland, Italy, Portugal and Spain. Revenues generated from Europe have decreased from 2011 through 2013 as a result of increased repossessions of aircraft from European customers following the European sovereign debt crisis, that we re-leased to airlines domiciled elsewhere.

(b)
Includes AeroTurbine lease revenue of $72,175 (2013), $78,922 (2012) and $19,874 from its acquisition date of October 7, 2011 to December 31, 2011.

        None of our individual customers accounted for more than 10% of flight equipment rentals in any of the years ended December 31, 2013, 2012 or 2011. Our revenues from all of our customers based in each of China and France exceeded 10% of our consolidated revenues for certain periods, as set forth in the table below. No other individual country accounted for more than 10% of our total revenues during the periods indicated:

	2013		2012		2011
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
China	$706,748	17.0%	$743,447	17.1%	$766,350	17.2%
France	411,343	9.9	457,007	10.5	487,027	10.9

Aircraft Leasing

        We lease most of our aircraft under operating leases. Under an operating lease, the cost of the aircraft is not fully recovered over the term of the initial lease and we retain the benefit, and assume the risk, of the residual value of the aircraft. Operating leasing can be an attractive alternative to ownership for airlines because leasing (i) increases fleet flexibility; (ii) requires a lower capital commitment for the airline; and (iii) significantly reduces aircraft residual value risk for the airline. On occasion, we enter into finance and sales-type leases where the full cost of the aircraft is substantially recovered over the term of the lease. At December 31, 2013, we owned 911 aircraft in our operating lease portfolio and accounted for 22 aircraft as finance and sales-type leases. At December 31, 2013, our operating lease portfolio included five aircraft not subject to a signed lease agreement or a signed letter of intent. All five of these aircraft are likely to be parted out or sold and are not being remarketed for lease. These aircraft did not meet the criteria for being classified as held for sale as of December 31, 2013.

        Our lease rates are generally fixed for the term of the lease, providing us with stable and predictable contractual operating cash flows. Our current operating leases have initial terms ranging in length from approximately one year to 15 years and the weighted average lease term remaining on our current leases, weighted by the net book value of our aircraft, was 4.3 years as of December 31, 2013. Our current leases mature through 2026. See "Item 2. Properties—Aircraft Portfolio" for information regarding scheduled lease terminations. We attempt to maintain a mix of short-, medium-and long-term leases to balance the benefits and risks associated with different lease terms. Varying lease terminations helps mitigate the effects of changes in market conditions at the time aircraft become eligible for re-lease or are sold.

        Under our leases, the lessee is generally responsible for all operating expenses during the term of the lease, which customarily include fuel, crews, airport and navigation charges, taxes, licenses, aircraft registration and insurance premiums. The lessee is also responsible for normal maintenance and repairs and airframe and engine overhauls, and has to comply with agreed-upon return conditions. Under the provisions of many of our leases, the lessee is required to make payments for overhaul rentals based on hours or cycles of utilization. If a lessee is paying us overhaul rentals, we would typically be obligated to use the funds paid by the lessee during the lease term to reimburse the lessee for costs they incur for certain airframe and engine overhauls. In connection with a lease of a used aircraft, we generally agree to contribute to certain maintenance events the lessee incurs during the lease. We require our lessees to comply with the standards of the FAA, or its foreign equivalent. Furthermore, all of our lessees indemnify us for all liabilities arising from their use of our aircraft.

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

        We attempt to minimize our currency and exchange risks by negotiating most of our aircraft leases in U.S. dollars, with approximately 98% of our revenues for the year ended December 31, 2013 denominated in U.S. dollars. To meet the needs of our customers, a few of our leases are negotiated in foreign currencies, mainly Euros. After we agree to the rental payment currency with an airline, the negotiated currency remains for the term of the lease. The economic risk arising from foreign currency denominated leases has, to date, been immaterial to us.

        Some foreign countries have currency and exchange laws regulating the international transfer of currencies. We require, as a condition to any foreign transaction, that the lessee or purchaser in a foreign country obtain the necessary approvals of the appropriate government agency, finance ministry or central bank for the remittance of all funds contractually owed in U.S. dollars.

        At times, we may agree to restructure leases with our lessees. Historically, our lease restructurings have involved voluntary termination of leases prior to lease expiration, the arrangement of subleases from the primary lessee to another airline, the rescheduling of lease payments, and modifications of the length of the lease. If we need to repossess an aircraft from a lessee, we often must export the aircraft from the lessee's jurisdiction. We generally obtain the lessee's cooperation and the return and export of the aircraft is immediate. If the lessee does not fully cooperate in returning aircraft, we must take legal action in the appropriate jurisdictions. This process can delay the ultimate return and export of the aircraft. In addition, in connection with the repossession of an aircraft, we may agree to pay outstanding mechanic, airport, and navigation fees and other amounts secured by liens on the repossessed aircraft, which may in limited circumstances include charges relating to aircraft that we do not own but that were operated by the lessee. Depending on the condition of the aircraft at the time of repossession, we may also have to perform maintenance on the aircraft. We mitigate the negative financial impact of repossession costs through lessee security deposits, letters of credit and overhaul rental payments.

Aircraft Services

        We provide fleet management services, including leasing, re-leasing and sales services, to third party operating lessors who are unable or choose not to perform this service as part of their own operations. The fleet management services we provide are generally the same services that we perform for our own fleet. As of December 31, 2013, we provided fleet management services for 68 aircraft, 50 of which are owned by affiliate VIEs that are consolidated by AIG. The remaining 18 aircraft we manage are owned by one VIE which we do not consolidate because we are not the PB. We may occasionally participate with banks, other financial institutions, leasing companies, and airlines to assist in financing aircraft purchased by others and have previously contracted to provide aircraft asset value guarantees for a fee, some of which are still outstanding. We may provide aircraft services to third parties on a selective basis when these activities will complement, rather than conflict or compete with, our leasing activities.

Engine, Parts and Supply Chain Solutions

        Through our wholly-owned subsidiary, AeroTurbine, we provide engine leasing; certified aircraft engines, airframes, and engine parts; and supply chain solutions, and we possess the capabilities to disassemble aircraft and engines into parts. These capabilities allow us to maximize the value of our aircraft and engines across their complete life cycle and offer an integrated value proposition to our airline customers as they transition out aging aircraft. AeroTurbine seeks to purchase engines for which there is high market demand, or for which it believes demand will increase in the future, and opportunistically sells and exchanges those engines. AeroTurbine has market insight and recurring customer relationships, which are strengths that can be leveraged for growth in the engine and parts business.

        AeroTurbine also sells airframe parts primarily to airlines; maintenance, repair and overhaul service providers; and aircraft parts distributors. Airframe parts comprise a broad range of aircraft sub-component groups, including avionics, hydraulic and pneumatic systems, auxiliary power units, landing gear, interiors, flight control surfaces, windows and panels. The aircraft disassembly operations are focused on the strategic acquisition of used aircraft with engines that AeroTurbine believes will have high demand in the secondary market. AeroTurbine also provides maintenance, repair and overhaul services for select customers in North America.

        AeroTurbine further maximizes the value of our aircraft by providing us with part-out and engine leasing capabilities. Over time, the combined value of an aircraft's engines and other parts will often exceed the value of the aircraft as a whole operating asset, at which time the aircraft may be retired from service. Traditional aircraft lessors and airlines often retire their aircraft by selling or consigning them to companies that specialize in aircraft and engine disassembly. AeroTurbine allows us to integrate this revenue source into our business model and allows us to avoid paying a third party for this service. Disassembling an aircraft and selling its parts directly allows us to increase the value of our aircraft and engine assets by putting each sub-component (engines, airframes and related parts) to its most profitable use (sale, lease and/or disassembly for parts sales). In addition, this capability provides us with an advantage over our non-integrated competitors by providing us with a critical source of replacement engines and parts to support the maintenance of our aircraft and engine portfolios.

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

Financing

        We generally finance our operations, including aircraft purchases, through available cash balances, internally generated funds, proceeds from aircraft dispositions, and debt financings. We borrow funds to purchase new and used aircraft, make progress payments during aircraft construction and pay off maturing debt obligations. These funds are borrowed on both a secured and unsecured basis from various sources. We have relatively low exposure to interest rate risk on our existing debt portfolio because approximately 78.6% of our outstanding debt as of December 31, 2013, was fixed rate debt or floating rate debt swapped into fixed rate debt. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity."

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

Employees

        We operate in a capital intensive rather than a labor intensive business. As of December 31, 2013, we had 632 full-time employees, including the 324 employees of AeroTurbine, which we consider adequate for our business operations. Management and administrative personnel will expand or contract, as necessary, to meet our future needs. None of our employees is covered by a collective bargaining agreement and we believe that we maintain excellent employee relations. We provide certain employee benefits including retirement, health, life, disability and accident insurance plans, some of which are established and maintained by our parent, AIG.

Service Marks

        AIG holds service marks for the names "International Lease Finance Corporation" and "ILFC," among others, in various countries. If AIG completes the currently anticipated sale of ILFC to AerCap, AIG has agreed to assign these service marks to ILFC. Unless renewed, the service marks will expire between March 2015 and December 2023. We consider these service marks, and the substantial associated name recognition, to be valuable to our business.

Our Relationship with AIG

        We are an indirect wholly-owned subsidiary of AIG. AIG is a leading global insurance company that provides a wide range of property casualty insurance, life insurance, retirement products, mortgage insurance and other financial services to customers in more than 130 countries and jurisdictions. The common stock of AIG is listed on the New York Stock Exchange and the Tokyo Stock Exchange.

        On December 16, 2013, AIG and AIG Capital Corporation ("Seller"), a wholly-owned direct subsidiary of AIG, entered into a definitive agreement (the "AerCap Share Purchase Agreement") with AerCap and AerCap Ireland Limited ("Purchaser"), a wholly-owned subsidiary of AerCap, for the sale of 100 percent of our common stock by Seller to Purchaser (such transaction, the "AerCap Transaction") for consideration consisting of $3.0 billion of cash, a portion of which will be funded by a special distribution of $600.0 million to be paid by us to AIG upon consummation of the transaction, and approximately 97.6 million newly-issued AerCap common shares. The consideration has a value of approximately $5.4 billion based on AerCap's pre-announcement closing price per share of $24.93 on December 13, 2013. Upon closing of the AerCap Transaction, AIG will own approximately 46 percent of the common stock of AerCap. Under the terms of the AerCap Share Purchase Agreement, consummation of the AerCap Transaction is subject to the satisfaction or waiver of a number of conditions precedent, such as certain customary conditions and other closing conditions, including the receipt of approvals or non-disapprovals from antitrust and other regulatory bodies. The AerCap Transaction was approved by AerCap shareholders on February 13, 2014 and is expected to close in 2014.

Government Regulation

Regulation of Air Transportation

        The DOS and the DOT, including the FAA, an agency of the DOT, exercise regulatory authority over air transportation in the U.S. The DOS and DOT, in general, have jurisdiction over the economic regulation of air transportation, including the negotiation with foreign governments of the rights of U.S. carriers to fly to and from other countries and the rights of foreign carriers to fly to and from the U.S.

        Because we are the lessor and not the operator of the aircraft, we are not the focus of the regulations of the DOS and DOT or their counterpart organizations in foreign countries related to the operation of aircraft for public transportation of passengers and property. However, particularly in an event in which the lessee-operator fails to cooperate, these agencies could assert their jurisdiction over to us to compel compliance with their regulatory regimes related to operation of aircraft.

        Moreover, under FAA regulations and federal law, for so long as we own U.S. registered aircraft, we must either (i) be controlled by U.S. citizens, meaning at least 75% of our voting stock is held by U.S. citizens and our president and at least two thirds of our board of directors and managing officers are U.S. citizens, as well as meet other statutory requirements, or (ii) hold such aircraft in voting trusts with a voting trustee that is a U.S. citizen and that meet certain other requirements. Currently we meet both tests, but after AIG's currently anticipated sale of our common stock to AerCap, we will rely on holding our U.S. registered aircraft in voting trusts that meet the applicable requirements.

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

        AeroTurbine's business and maintenance activities are regulated by the FAA and certain foreign aeronautical authorities. We are not aware of any action taken, or expected to be taken, by these authorities that would suspend, revoke, or otherwise materially adversely affect AeroTurbine's FAA licenses.

Export, Import and Sale of Aircraft and Parts

        The U.S. Department of Commerce, or DOC, exercises regulatory authority over exports of dual use products and technical data and the DOS exercises regulatory authority over the export of defense products, technical data and defense systems. We are subject to the regulatory authority of the DOS and DOC as it relates to the export of aircraft for lease and sale to foreign entities and the export of parts to be installed on our aircraft. These departments have, in some cases, required us to obtain export licenses for parts installed in aircraft exported to foreign countries.

        The U.S. Bureau of Industry and Security within the DOC and the Directorate of Defense Trade Controls, or DDTC, enforce regulations related to the export of our aircraft to other jurisdictions and the exportation of parts for installation on our aircraft. We monitor our exports for compliance with these regulations.

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

        A bureau of the U.S. Department of Homeland Security, U.S. Customs and Border Protection, enforces regulations related to the import of our aircraft into the U.S. for maintenance or lease and the import of parts for installation on our aircraft. We monitor our imports for compliance with these regulations.

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

Dodd-Frank

        Dodd-Frank has effected comprehensive changes to the regulation of financial services in the United States and subjects AIG to substantial additional federal regulation. The FRB supervises and regulates SLHCs such as AIG, and the OCC, supervises and regulates federal savings associations, including AIG Federal Savings Bank. Dodd-Frank directs existing and newly-created government agencies and oversight bodies to promulgate regulations implementing the law, an ongoing process that has begun and is anticipated to continue over the next few years.

        AIG is regulated by the FRB and subject to its examination, supervision and enforcement authority and reporting requirements as a SLHC and as a non-bank SIFI.

        Changes mandated by Dodd-Frank include directing the FRB to promulgate minimum capital requirements for SLHCs. The FRB, OCC and FDIC have established revised minimum leverage and risk-based capital requirements, which are based on accords established by the Basel Committee on Banking Supervision, that apply to bank holding companies, SLHCs and insured depository institutions. The requirements, however, do not apply to SLHCs that are substantially engaged in insurance underwriting activities. The FRB expects to implement a capital framework for SLHCs that are substantially engaged in insurance underwriting activities by the time covered SLHCs must comply with the requirements in 2015.

        As required by Dodd-Frank, the FRB has also proposed enhanced prudential standards (including minimum leverage and risk-based capital requirements) for non-bank SIFIs and has stated its intention to propose enhanced prudential standards for SLHCs pursuant to the Home Owners' Loan Act. We cannot predict whether the capital regulations will be adopted as proposed or what enhanced prudential standards the FRB will promulgate for SLHCs, either generally or as applicable to insurance businesses. Further, we cannot predict how the FRB will exercise general supervisory authority over AIG and its subsidiaries, including us, as a SIFI, although the FRB could for example, limit AIG's or its subsidiaries' ability to pay dividends, repurchase shares of common stock or acquire or enter into other businesses. We cannot predict with certainty the requirements of the regulations ultimately adopted or how Dodd-Frank and such regulations will affect the financial markets generally or impact our business, results of operations, cash flows, financial condition or credit ratings.

        On July 8, 2013, AIG received notice from the Department of the Treasury that the Financial Stability Oversight Council, or FSOC, has made a final determination that AIG should be supervised by the FRB as a SIFI pursuant to Dodd-Frank. As a SIFI, AIG is regulated by the FRB both in that capacity and, for as long as AIG continues to control an insured depository institution, in its capacity as an SLHC. The regulations applicable to SIFIs and to SLHCs, when all have been adopted as final rules, may differ materially from each other. AIG is working to restructure AIG Federal Savings Bank into a trust-only thrift and deregister AIG as a SLHC.

        As a SIFI, AIG anticipates it will be subject to:

  •
  stress tests to determine whether, on a consolidated basis, AIG has the capital necessary to absorb losses due to adverse economic conditions;

  •
  stricter prudential standards, including stricter requirements and limitations relating to risk-based capital, leverage, liquidity and credit exposure, as well as overall risk management requirements, management interlock prohibitions and a requirement to maintain a plan for rapid and orderly resolution in the event of severe financial distress; and

  •
  an early remediation regime process to be administered by the FRB.

        Furthermore, if the FSOC were to make an additional separate determination that AIG poses a "grave threat" to U.S. financial stability, AIG would be required to maintain a debt-to-equity ratio of no more than 15:1 and the FRB may:

  •
  limit AIG's ability to merge with, acquire, consolidate with, or become affiliated with another company;

  •
  restrict AIG's ability to offer specified financial products;

  •
  require AIG to terminate specified activities;

  •
  impose conditions on how AIG conducts its activities; and

  •
  with approval of the FSOC, and a determination that the foregoing actions are inadequate to mitigate a threat to U.S. financial stability, require AIG to sell or otherwise transfer assets or off-balance-sheet items to unaffiliated entities.

        As part of its general prudential supervisory powers, the FRB has the authority to limit AIG's ability to conduct activities that would otherwise be permissible for AIG to engage in if AIG does not satisfy certain requirements.

        In the event AIG completes the currently anticipated sale of ILFC to AerCap, although we will no longer be considered an AIG subsidiary, we may remain subject to FRB oversight as long as AIG maintains a significant ownership interest in AerCap.

Insurance

        Our lessees are required to carry those types of insurance that are customary in the air transportation industry, including comprehensive liability insurance, aircraft hull insurance, and hull war risks and allied perils insurance. In general, we are an additional insured party on liability policies carried by the lessees. We obtain certificates of insurance from the lessees' insurance brokers. All certificates of insurance contain a breach of warranty endorsement so that our interests are not prejudiced by any act or omission of the operator-lessee. Lease agreements generally require hull and liability limits to be listed in U.S. dollars on the certificate of insurance.

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

        The stipulated loss value schedule under aircraft hull insurance and hull war risk and allied perils policies is on an agreed value basis acceptable to us, and usually exceeds the book value of the aircraft. In cases where we believe that the agreed value stated in the lease is not sufficient, we purchase additional Total Loss Only coverage for the deficiency.

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

Code of Ethics and Conduct

        Our employees are subject to AIG's Code of Conduct designed to assure that all employees perform their duties with honesty and integrity. In addition, our directors and officers are subject to AIG's Director, Executive Officer, and Senior Financial Officer Code of Business Conduct and Ethics. Both of these Codes appear in the Corporate Governance section of www.aig.com.

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

        In addition, on December 16, 2013, AIG entered into an agreement with AerCap, under which AIG will sell 100% of our common stock for consideration consisting of $3.0 billion in cash, a portion of which will be funded by a special distribution of $600 million to be paid by us to AIG upon consummation of the transaction, and approximately 97.6 million newly-issued AerCap common shares. We may face increased and additional risks during the pendency of our sale and, if the sale is consummated, after the sale is completed. See "—Risks Relating to the Sale of Us and Our Separation from AIG."

Risks Relating to Our Business

Our substantial level of indebtedness could adversely affect our ability to fund future needs of our business and to react to changes affecting our business and industry.

        The aircraft leasing business is capital intensive and we have a substantial amount of indebtedness which requires significant interest and principal payments. As of December 31, 2013, we had approximately $21.5 billion in principal amount of indebtedness outstanding. As of December 31, 2013, principal and interest payments on our outstanding indebtedness due in 2014 and 2015 totaled approximately $4.3 billion and $4.0 billion, respectively (assuming the December 31, 2013 interest rates on our outstanding floating rate indebtedness remain unchanged). Because some of our debt bears variable rates of interest, our interest expense could fluctuate in the future.

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

  •
  limiting our flexibility in planning for, or reacting to, changes in our business and industry; and

  •
  limiting our ability to borrow additional funds or refinance our existing indebtedness, which could cause us to forego business opportunities we otherwise would pursue.

        In addition, despite our current indebtedness levels, we expect to incur additional debt in the future to finance our operations, including purchasing aircraft and meeting our contractual obligations. If we increase our total indebtedness, our debt service obligations will increase. We will become more exposed to these risks as we become more leveraged. We may also become guarantors of a large amount of indebtedness at the closing of the sale of our common stock to AerCap. In connection with the financing of such transaction, AerCap has entered into a $2.75 billion bridge credit agreement. At the closing of the transaction, we and certain of our subsidiaries will become guarantors of the facility. Additionally, AIG has entered into a credit agreement for a senior unsecured revolving credit facility between AerCap Ireland as borrower and AIG as lender. The revolving credit facility provides for an aggregate commitment of $1 billion and permits loans for general corporate purposes after the closing of the transaction. We will become a guarantor of the facility after the closing of the transaction.

We will need additional capital to finance our operations, including purchasing aircraft, servicing our existing indebtedness, including refinancing our indebtedness as it matures, and meeting our other contractual leasing commitments. We may not be able to obtain additional capital on favorable terms, or at all.

        We will require additional capital to purchase new and used flight equipment, make progress payments during aircraft construction, repay our maturing debt obligations, meet our other contractual obligations and cover our operating costs. As of December 31, 2013, we had approximately $3.0 billion and $2.9 billion of indebtedness maturing in 2014 and 2015, respectively. In addition, we had commitments to purchase 335 new aircraft, one used aircraft and 13 new spare engines scheduled for delivery through 2022, with aggregate estimated total remaining payments for the new aircraft of approximately $21.7 billion.

        Our ability to satisfy our obligations with respect to our future aircraft purchases and indebtedness will depend on, among other things, our future financial and operating performance and our ability to raise additional capital through our funding sources or through aircraft sales. Prevailing economic and market conditions, and financial, business and other factors, many of which are beyond our control, will affect our future operating performance and our ability to access the capital markets or seek potential aircraft sales. For example, changes to the Aircraft Sector Understanding in February 2011 have made financing aircraft from the export-credit agencies more expensive. In addition, our ability to access debt markets and other financing sources depends, in part, on our credit ratings by the three major nationally recognized statistical rating organizations.

        In addition to the impact of economic and market conditions on our ability to raise additional capital, we are subject to restrictions under our existing debt agreements. Our bank credit facilities and indentures limit our ability to incur secured indebtedness. The most restrictive covenant in the bank credit facilities permits us and our subsidiaries to incur secured indebtedness totaling up to 30% of our consolidated net tangible assets, as defined in the credit agreement, and such limit currently totals approximately $9.7 billion. This limitation is subject to certain exceptions, including the ability to incur secured indebtedness to finance the purchase of aircraft. As of February 24, 2014, we were able to incur an additional $7.4 billion of secured indebtedness under this covenant. Our debt indentures also restrict us and our subsidiaries from incurring secured indebtedness in excess of 12.5% of consolidated net tangible assets, as defined in the indentures. However, we may obtain secured financing without regard to the 12.5% consolidated net tangible asset limit under our debt indentures by doing so through subsidiaries that qualify as non-restricted under the indentures.

        As a result of these limitations, we may be unable to generate sufficient cash flows from operations, or obtain additional capital in an amount sufficient to enable us to pay our indebtedness, make aircraft purchases or fund our other liquidity needs. If we are able to obtain additional capital, it may not be on terms favorable to us. Further, in evaluating potential aircraft sales, we must balance the need for funds with the long-term value of holding aircraft and long-term prospects for us. If we are unable to generate or borrow sufficient cash, we may be unable to meet our debt obligations and/or aircraft purchase commitments as they become due, which could limit our ability to obtain new, modern aircraft and compete in the aircraft leasing market. Moreover, if we are unable to purchase aircraft as the commitments come due, we will be subject to several risks, including:

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

        In addition, on December 16, 2013, AIG entered into an agreement with AerCap, under which AIG will sell 100% of our common stock for consideration consisting of $3.0 billion in cash, a portion of which will be funded by a special distribution of $600 million to be paid by us to AIG upon consummation of the transaction, and approximately 97.6 million newly-issued AerCap common shares. We may face increased and additional risks during the pendency of our sale and, if the sale is consummated, after the sale is completed. See "—Risks Relating to the Sale of Us and Our Separation from AIG."

An increase in our cost of borrowing could have a material and adverse impact on our net income, results of operations and cash flows.

        An increase in our cost of borrowing, directly impacts our net income. Our cost of borrowing is impacted primarily by the market's assessment of our credit risk and fluctuations in interest rates and general market conditions. Interest rates that we obtain on our debt financings can fluctuate based on, among other things, changes in views of our credit risk, fluctuations in Treasury rates and LIBOR rates, as applicable, changes in credit spreads and swap spreads, and the duration of the debt being issued.

        We also can experience a lag between changes to our cost of borrowing as a result of changes in market conditions and changes to our lease revenue due to the same market conditions, because some of our contracts will not yet reflect current market lease rates. Our leases are generally for multiple years with fixed lease rates over the life of the lease and, therefore, lags can often exist due to the staggered maturity of our leases impacting our ability to quickly reflect changes in market conditions across our fleet.

        We manage interest rate volatility and uncertainty by maintaining a balance between fixed and floating rate debt, through derivative instruments and through varying debt maturities. Nevertheless, if interest rates were to rise sharply, it is highly unlikely that we would be able to increase our lease rates quickly enough to compensate for the negative impact on our net income, even if the market were able to bear such increases in lease rates, which it might not.

        Between 2010 and 2011, we entered into debt financings with relatively higher interest rates than the debt outstanding at the time. Since the beginning of 2012, we have been able to borrow at similar or lower interest rates as compared to the debt borrowed in 2010 and 2011. Our weighted average effective cost of borrowing, which excludes the effect of amortization of deferred debt issue costs, was 5.94% at December 31, 2013. Our weighted average effective cost of borrowing reflects our weighted average interest rate plus the net effect of interest rate swaps or other derivatives and the effect of debt discounts. A 1.0% increase in our weighted average effective cost of borrowing at December 31, 2013, without any change to the amount of our outstanding debt, would have increased our interest expense by approximately $215.0 million annually. A net increase in our interest expense would put downward pressure on our operating margins and could materially and adversely impact our cash generated from operations.

The agreements governing certain of our indebtedness contain restrictions and limitations that could significantly affect our ability to operate our business and compete effectively.

        The agreements governing certain of our indebtedness contain covenants that restrict, among other things, our ability to:

  •
  incur debt;

  •
  encumber our assets;

  •
  dispose of certain assets;

  •
  access cash in restricted bank accounts;

  •
  consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

  •
  make equity or debt investments in other parties;

  •
  enter into transactions with affiliates;

  •
  designate our subsidiaries as non-restricted subsidiaries; and

  •
  pay dividends and distributions.

        The agreements governing certain of our indebtedness also contain financial covenants, such as requirements that we comply with certain loan-to-value, interest coverage and leverage ratios.

        Our failure to comply with any of these covenants would likely constitute a default under such facilities and could give rise to an acceleration of some or all of our then outstanding indebtedness, which would have a material adverse effect on our business and our ability to continue as a going concern.

The success of our business depends on acquiring strategically attractive aircraft and then profitably leasing and disposing of them to generate sufficient returns on our investment. An inability to do so could materially and adversely impact our financial results and growth prospects.

        Our results depend on our ability to consistently acquire strategically attractive aircraft, continually and profitably lease and re-lease them, and finally sell or otherwise dispose of them, in order to generate returns on the investments we have made, provide cash to finance our growth and operations, and service our existing debt. Upon acquiring new aircraft we may not be able to enter into leases that generate sufficient cash flow to justify the cost of purchase. When our leases expire or our aircraft are returned prior to the date contemplated in the lease, we bear the risk of re-leasing, selling or parting-out the aircraft. Because our leases are predominantly operating leases, only a portion of the aircraft's value is recovered by the revenues generated from the lease and we may not be able to realize the aircraft's residual value after lease expiration.

        Our ability to profitably lease, re-lease or sell our aircraft will depend on conditions in the airline industry and general market and competitive conditions at the time the operating leases are entered into and expire, including those risks discussed under "Risks adversely impacting the airline industry in general could adversely impact our business because they increase the likelihood of lessee non-performance and an inability to lease our aircraft." In addition to factors linked to the aviation industry in general, other factors that may affect our ability to generate adequate returns from of our aircraft include (i) maintenance and operating history of the airframe and engines; (ii) the number of operators using the particular type of aircraft; and (iii) aircraft age.

Customer demand for the aircraft in our fleet may be lower than anticipated, including due to obsolescence, which could result in declining lease rates, reduced sale prices or impairment charges.

        Aircraft are long-lived assets and demand for a particular model and type can change over time. Demand may fall for a variety of reasons, including obsolescence following the introduction of newer technologies, market saturation due to increased production rates, technical problems associated with a particular model, new manufacturers entering the marketplace or existing manufacturers entering new market segments, additional governmental regulation, or the overall health of the airline industry, among other causes. For example, increases in fuel prices have resulted in greater demand for newer fuel-efficient aircraft, such as the Airbus A320neo family and the Boeing 737 MAX narrowbody aircraft, which may potentially shorten the economic useful life of older aircraft, including older

A320 family and 737 family aircraft presently in operation. As demand for particular aircraft diminishes, lease rates are likely to decline, the residual values of our aircraft could be negatively impacted and we may be unable to lease such aircraft on favorable terms, if at all.

        In addition, if reduced demand for an aircraft causes a decline in its projected lease rates, or if we dispose of the aircraft for a price that is less than its depreciated book value on our balance sheet, then we will recognize impairments or fair value adjustments. For example, we recorded impairment charges and fair value adjustments on aircraft of approximately $1.4 billion for the year ended December 31, 2013. These impairment charges primarily reflect a decrease in the estimated holding period for certain four-engine widebody aircraft in our fleet, and in particular the Airbus A340-600. The increasing number of aircraft operators looking to completely or partially replace their Airbus A340s and Boeing 747s is expected to increase the available supply of these aircraft types and diminish future lease placement opportunities. Sustained high fuel prices, the introduction of more fuel-efficient aircraft, and the success of competing aircraft models have resulted in a shrinking operator base for these aircraft types. Deterioration of aircraft values may also result in impairment charges or losses related to aircraft asset value guarantees. For example, we recorded provisions for losses on asset value guarantees of $100.5 million related to six guarantees for the year ended December 31, 2013. The amounts recorded reflect the differences between the estimated fair market value of the aircraft at the expected purchase date and the guaranteed value of these aircraft, adjusted for contractual provisions that limit our expected losses. The provision recorded during the year ended December 31, 2013 primarily relates to four Airbus A340-600 aircraft.

        The risks associated with a decrease in demand for particular aircraft increase if we acquire a high concentration of such aircraft. For example, we have contracted to purchase 150 A320neo family narrowbody aircraft, 70 Boeing 787s and 50 Embraer E-Jets E2 aircraft. If these aircraft types or any other aircraft types of which we acquire a relatively high concentration encounter reduced demand, it could have a material adverse effect on our business, financial condition and results of operations.

Risks adversely impacting the airline industry in general could adversely impact our business because they increase the likelihood of lessee non-performance and an inability to lease our aircraft.

        Our business depends on the ability of our airline customers to meet their payment obligations to us. If their ability materially decreases, it may negatively affect our business, financial condition, results of operations and cash flows. For example, as a result of challenging global economic conditions, combined with volatility in oil prices, some airlines were forced to cease operations or reorganize during the last few years. During 2012, 11 of our customers, including one with two separate operating certificates, ceased operations or filed for bankruptcy, or its equivalent, and returned 55 aircraft to us. Six of our customers, operating a total of nine of our owned aircraft, ceased operations in 2011, and one other customer filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.

        The risks affecting our airline customers are generally out of our control and impact our customers to varying degrees. As a result, we are indirectly impacted by all the risks facing airlines today. Their ability to compete effectively in the marketplace and manage these risks has a direct impact on us. Among the most prominent risks our customers face are:

• increased fuel costs;	• natural disasters;
• security, terrorism and war, including increased passenger screening as a result thereof; and	• worldwide health concerns, such as outbreaks of contagious diseases;

In addition to those listed above, airlines face additional risks, including:

• reduced demand for air travel;	• heavy reliance on automated systems;
• competition between carriers;	• geopolitical events;
• labor costs and stoppages;	• equity and borrowing capacity;
• maintenance costs;	• environmental concerns;
• employee labor contracts;	• government regulation;
• air traffic control infrastructure constraints;	• interest rates;
• airport access;	• airline capacity; and
• insurance costs and coverage;

        To the extent that our customers are affected by these or other risks, we may experience:

  •
  lower demand for the aircraft in our fleet and an inability to immediately place new and used aircraft when they become available, resulting in lower lease margins, and payments for storage and maintenance;

  •
  a higher incidence of lessee defaults and repossessions, resulting in additional maintenance, consulting and legal costs associated with the repossessions, as well as lost revenue for the time the aircraft are off lease and likely lower lease rates from the new lessees;

  •
  a higher incidence of lease restructurings for our troubled customers which reduces overall lease revenue; and

  •
  a loss if an aircraft is damaged or destroyed by an event specifically excluded from the insurance policy such as dirty bombs, bio-hazardous materials and electromagnetic pulsing.

If we experience any of these events, it may result in the negative effects described under "Customer demand for the aircraft in our fleet may be lower than anticipated, including due to obsolescence, which could result in declining lease rates, reduced sale prices or impairment charges."

We are exposed to significant regional political and economic risks due to the concentration of our lessees in certain geographical regions, which could adversely affect our financial results.

        Through our lessees, we are exposed to local economic and political conditions. Such conditions can be adverse to us, including through additional regulation or, in extreme cases, seizure of our aircraft. The effect of these conditions on payments to us will be more or less pronounced, depending on the concentration of lessees in the region with adverse conditions. For example, during 2012, when many European countries were suffering acutely from the global sovereign debt crisis, seven of our European customers ceased operations or filed for bankruptcy, or its equivalent, and returned 44 aircraft to us. Europe is where we have our largest concentration of lessees, and severe recession in Europe, or the inability to resolve financial emergencies in any particular region where we have many customers, could result in additional failures of airlines and materially affect our financial results and growth prospects.

        In addition, we derived approximately 50% of our revenues for the year ended December 31, 2013, from airlines in frontier and emerging market countries (as defined by Dow Jones & Company). Frontier and emerging market countries have less developed economies and infrastructure and are often more vulnerable to economic and geopolitical challenges and may experience significant fluctuations in gross domestic product, interest rates and currency exchange rates, as well as civil disturbances, government instability, nationalization and expropriation of private assets and the imposition of taxes or other charges by government authorities. In addition, legal systems in emerging market countries may be less developed, which could make it more difficult for us to enforce our legal rights in such countries. The occurrence of any of these events in markets served by our lessees and the resulting economic instability that may arise, particularly if combined with high fuel prices, could adversely affect the value of our aircraft subject to lease in such countries or the ability of our lessees that operate in these markets to meet their lease obligations. If we experience any of these risks, it may result in the negative effects described under "Customer demand for the aircraft in our fleet may be lower than anticipated, including due to obsolescence, which could result in declining lease rates, reduced sale prices or impairment charges."

Our aircraft may not at all times be adequately insured either as a result of lessees failing to maintain sufficient insurance during the course of a lease or insurers not being willing to cover certain risks.

        While an aircraft is on lease, we do not directly control its operation. Nevertheless, because we hold title, directly or indirectly, to such aircraft, we might be held liable for losses resulting from the operation of such aircraft, under one or more legal theories, in certain jurisdictions around the world, or at a minimum we may be required to expend resources in our defense. We require our lessees to obtain specified levels of insurance and indemnify us for, and insure against, liabilities arising out of their use and operation of our aircraft. Some lessees may fail to maintain adequate insurance coverage during a lease term, which, although in contravention of the lease terms, would necessitate our taking some corrective action such as terminating the lease or securing insurance for the aircraft, either of which could adversely affect our financial results.

        In addition, there are certain risks or liabilities that our lessees may face, for which insurers may be unwilling to provide coverage or the cost to obtain such coverage may be prohibitively expensive. For example, following the terrorist attacks of September 11, 2001, non-government aviation insurers significantly reduced the amount of insurance coverage available for claims resulting from acts of terrorism, war, dirty bombs, bio-hazardous materials, electromagnetic pulsing or similar events. Accordingly, our lessees' insurance or other coverage may not be sufficient to cover all claims that could or will be asserted against us arising from the operation of our aircraft by our lessees. Inadequate insurance coverage or default by lessees in fulfilling their indemnification or insurance obligations will reduce the proceeds that we receive if we are sued and are required to make payments to claimants, which could have a material adverse effect on our business, financial condition and results of operations.

The failure of our lessees to perform required maintenance on our aircraft could result in a diminution in the value of the aircraft, some of which could constitute collateral under our secured debt facilities, and could impair our ability to resell or repossess the aircraft.

        Under each of our leases, the lessee is primarily responsible for maintaining the aircraft and complying with all governmental requirements applicable to the lessee and to the aircraft, including operational, maintenance and registration requirements and airworthiness directives. The lessee's failure to perform required maintenance during the term of a lease could result in a diminution in the appraised or liquidation value of an aircraft, an inability to re-lease the aircraft at favorable rates, or at all, or a potential grounding of the aircraft, and could require us to incur maintenance and modification costs upon the expiration or earlier termination of the lease to restore the aircraft to an acceptable condition prior to sale or re-leasing or for further flight. Even if we perform maintenance or modification of the aircraft, the value of the aircraft may still deteriorate.

If our lessees fail to discharge aircraft liens, we may be obligated to pay the aircraft liens and until they are discharged, the liens could impair our ability to repossess, re-lease or sell the aircraft.

        Our lessees are likely to incur aircraft liens that secure the payment of airport fees and taxes, customs duties and air navigation charges, and aircraft may also be subject to mechanics' liens. Although we anticipate that the financial obligations relating to these liens will be the responsibility of our lessees, if they fail to fulfill such obligations, the liens may attach to our aircraft and ultimately become our responsibility. In some jurisdictions, aircraft liens may give the holder thereof the right to detain or, in limited cases, sell or cause the forfeiture of the aircraft. Until they are discharged, these liens could impair our ability to repossess, re-lease, or sell our aircraft.

Risks adversely impacting the airframe and engine manufacturers that supply us could adversely impact our business, because they increase the likelihood that a manufacturer might fail to meet its delivery obligations to us, which in turn could adversely affect our financial results and growth prospects.

        The aircraft we purchase and lease are exclusively supplied by a limited number of airframe and engine manufacturers. As a result, we are dependent on these manufacturers' success in remaining financially stable, producing aircraft and related components that meet the airlines' demands, in both type and quantity, and fulfilling their contractual obligations to us. Should the manufacturers fail to respond appropriately to changes in the market environment or fail to fulfill their contractual obligations, we may experience:

  •
  missed or late delivery of aircraft ordered by us and an inability to meet our contractual obligations to our customers, resulting in lost or delayed revenues, lower growth rates and strained customer relationships;

  •
  an inability or limitation on our ability to acquire aircraft and related components on terms which will allow us to lease those aircraft to customers at a profit, resulting in lower growth rates or a contraction in our fleet;

  •
  a marketplace with too many aircraft available, creating downward pressure on demand for the aircraft in our fleet and reduced market lease rates; and

  •
  poor customer support from the manufacturers resulting in reduced demand for its products, creating downward pressure on demand for those aircraft in our fleet and reduced market lease rates for those aircraft.

        Moreover, our purchase agreements with the manufacturers and the leases we have signed with our customers for future lease commitments are all subject to cancellation clauses related to delays in delivery dates. Any manufacturer delays for aircraft that we have committed to lease could strain our relations with our customers, and cancellation of such leases by the lessees could have a material adverse effect on our financial results.

        In the past both Boeing and Airbus have experienced delays in meeting deadlines when bringing new aircraft to market. As a recent example, in January 2013 the FAA announced an emergency airworthiness directive that required all U.S. Boeing 787 operators to temporarily cease operations of Boeing 787s to address the potential battery fire risk, and regulatory bodies in other jurisdictions followed suit. Although the FAA approved Boeing's battery improvements and the aircraft were permitted to return to service in April 2013, an investigation focusing on the design and certification requirements of the battery system being conducted by the National Transportation Safety Board, or NTSB, continues. This event, or other engineering, technical or other problems at the manufacturers that supply us, could have a negative impact on our business.

Competition from other aircraft lessors or purchasers could adversely affect our financial results and growth prospects.

        The aircraft leasing industry is highly competitive. We may also encounter competition from other entities in the acquisition and leasing of aircraft such as airlines, financial institutions, aircraft brokers, public and private partnerships, investors and funds with more capital to invest in aircraft, and other aircraft leasing companies that we do not currently consider our major competitors.

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

        It is typical in the aircraft leasing industry for companies that are continuously acquiring additional aircraft to incur significant tax depreciation, which offsets taxable income but creates a deferred tax liability on the aircraft leasing company's balance sheet. This deferred tax liability is attributable to the excess of the depreciation claimed for tax purposes over the depreciation claimed for financial statement purposes. As of December 31, 2013, we had a net deferred tax liability of approximately $3.9 billion, which primarily reflects accelerated depreciation claimed for tax purposes. The settlement of these deferred tax liabilities could have a negative impact on our cash flow in future periods.

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

        Our international operations, including those of AeroTurbine, expose us to trade and economic sanctions, regulations and other restrictions imposed by the United States or other governments or organizations. See "Business—Government Regulation." The U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the FCPA, and other federal statutes and regulations, including those established by OFAC. Under these laws and regulations, the government may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries, and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. A violation of these laws or regulations could adversely impact our business, operating results, and financial condition.

        We have in place training programs for our employees with respect to FCPA, OFAC, export controls and similar laws and regulations. There can be no assurance that our employees, consultants, sales agents, or associates will not engage in conduct for which we may be held responsible. Violations of the FCPA, sanctions and export control regulations, and similar laws and regulations may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

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

        Customers operating our aircraft are subject to governmental regulations regarding aircraft and engine noise levels and the emission of certain greenhouse gases, such as nitrogen oxide, that apply based on where the aircraft is registered and operated. Concerns over climate change could result in more stringent limitations on the operation of aircraft powered by older, noncompliant engines, as well as newer engines. For example, the United States recently adopted more stringent nitrogen oxide emission standards for newly manufactured aircraft engines starting in 2013 and an even more stringent emission standard for engines manufactured in 2014 or later. Beginning in 2012 the European Union incorporated aviation-related greenhouse gas emissions into the European Union's Emission Trading System or "EU-ETS" which, along with the emissions trading regime eventually expected to be adopted by the International Civil Aviation Organization, or ICAO (termed a global market-based mechanism or Global MBM program) could possibly distort the international air transport market leading to higher ticket prices and ultimately a reduction in demand for air travel. Additional regulations in these areas are also being considered.

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

Material damage to, or interruptions in, our information systems as a result of external factors, staffing shortages and difficulties in updating our existing software or developing or implementing new software could have a material adverse effect on our business or results of operations.

        We depend largely upon our information technology systems in the conduct of all aspects of our operations. Such systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, fire and natural disasters. Damage or interruption to our information systems may require a significant investment to fix or replace them, and we may suffer interruptions in our operations in the interim. In addition, we are currently pursuing a number of IT related projects that will require ongoing IT related development and conversion of existing systems. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our information systems may have a material adverse effect on our business or results of operations.

The timing and amount in which we report our revenue may be significantly impacted by a proposed new standard for lease accounting.

        In August 2010, the FASB and the IASB issued an Exposure Draft that proposes substantial changes to existing lease accounting that will affect all lease arrangements. Subsequent meetings of the joint committee of the FASB and the IASB have made further changes to the proposed lease accounting, including the issuance of a Revised Exposure Draft in May 2013.

        Under the current proposed accounting model, leases of assets other than property, including flight equipment, would generally be accounted for by lessors using a receivable and residual approach, an approach that derecognizes the underlying asset and recognized (i) a lease receivable for the lessor's right to receive lease payments; (ii) a residual asset for the rights the lessor retains relating to the underlying asset; and (iii) a profit or loss at the lease commencement date.

        The comment period on the Revised Exposure Draft ended on September 13, 2013. When and if the proposed guidance becomes effective, it may have a significant impact on our consolidated financial statements. Although we believe the presentation of our financial statements, and those of our lessees, may change, including the pattern of revenue and expense recognition, we do not believe the accounting pronouncement will change the fundamental economic reasons for which the airlines lease aircraft.

Future acquisitions may require significant resources and result in unanticipated adverse consequences that could have a material adverse effect on our business, results of operations and financial condition.

        We may seek to grow by making acquisitions, like our acquisition of AeroTurbine. Future acquisitions may require us to make significant cash investments or incur substantial debt, which could reduce our liquidity and access to financial markets. In addition, acquisitions may increase our operating costs and require significant management attention and divert management from our other operations. These capital, equity and managerial commitments may impair the operation of our business. In addition, if the due diligence of the operations of any acquired business performed by us or by third parties on our behalf is inadequate or flawed, or if we later discover unforeseen financial or business liabilities, an acquired business may not perform as expected. Acquisitions could also have a negative impact on our results of operations if we subsequently determine that goodwill or other acquired assets are impaired, resulting in an impairment charge in a future period. Additionally, if we fail to successfully integrate an acquired business or we are unable to realize the intended benefits from an acquisition, our existing business, revenue and operating results could be adversely affected.

The loss of key personnel could adversely affect our reputation and relationships with lessees, manufacturers, buyers and financiers of aircraft, which are a critical element to the success of our business.

        We believe our reputation and relationships with lessees, manufacturers, buyers and financiers of aircraft are an important element to the success of our business. Strong competition exists for qualified personnel with demonstrated ability both within and outside our industry. We have had significant turnover in our senior management team in recent years, resulting in a new Chief Executive Officer, President, Chief Financial Officer and General Counsel. Additionally, we appointed a new Executive Chairman in June 2012. Only our Executive Chairman, Laurette T. Koellner is currently covered by an employment agreement. The inability to retain our key employees or attract and retain new talent could adversely impact our business and results of operations. This risk may increase in light of our anticipated sale to AerCap, as described under "—Risks Relating to the Sale of Us and Our Separation from AIG."

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

Risks Relating to the Sale of Us and Our Separation from AIG

        On December 16, 2013, AIG entered into an agreement with AerCap, under which AIG will sell 100% of our common stock for consideration consisting of $3.0 billion in cash, a portion of which will be funded by a special distribution of $600 million to be paid by us to AIG upon consummation of the transaction, and approximately 97.6 million newly-issued AerCap common shares. We may face increased and additional risks during the pendency of our sale and, if the sale is consummated, after the sale is completed.

Significant conditions precedent must be satisfied in order for AIG to complete the sale of our common stock on the agreed terms.

        The completion of AIG's sale of our common stock depends on the satisfaction, or waiver, of a number of closing conditions, including:

  •
  approvals or non-disapprovals from antitrust and other regulatory bodies; and

  •
  the amendment or waiver of financial covenants contained in certain of our debt agreements that otherwise would be triggered by the sale.

        Any relevant regulatory body may refuse its approval or may seek to make its approval subject to compliance by us or AerCap with unanticipated or onerous conditions, or, even if approval is not required, the regulator may impose requirements on us subsequent to the completion of the sale of our common stock to AerCap. AIG or AerCap may not agree to those conditions or requirements.

        In addition to other customary termination events, the AerCap Share Purchase Agreement allows termination by (i) Seller or Purchaser if the closing of the AerCap Transaction has not occurred on or before September 16, 2014 (the "Long-Stop Date"), subject to an extension to December 16, 2014 for the receipt of certain approvals; (ii) AIG, Seller or Purchaser in the event that approvals or non-disapprovals from certain regulatory bodies have not been obtained by the Long-Stop Date (as extended); (iii) AIG or Seller, if the AerCap board of directors withdraws or adversely modifies its approval of the AerCap Transaction; or (iv) AIG or Seller if all conditions are satisfied, AIG and Seller are prepared to close but Purchaser fails to close the AerCap Transaction as required.

        Because of the significant closing conditions and termination rights applicable to the sale, AIG may not complete the sale of our common stock to AerCap or the closing of the sale may be delayed.

Failure to complete the sale of our common stock to AerCap could create uncertainty among investors, lenders, lessees and manufacturers regarding our long-term strategy, which could lead to increased borrowing costs, less access to funds, lower lease revenues and an inability to add desirable new aircraft to our fleet.

        A delay in the closing of the sale of our common stock to AerCap, or the failure to complete such sale as planned, may create uncertainty among investors, lenders, lessees and manufacturers regarding our long-term strategy, which could: (i) make investors and lenders less willing to lend us money on agreeable terms and consequently increase our borrowing costs and limit our ability to borrow additional funds; (ii) make lessees less willing to lease our aircraft, which would negatively affect our lease revenues; and (iii) make aircraft manufacturers less willing to sell aircraft to us on favorable terms, thereby preventing us from adding modern and desirable aircraft to our fleet.

The announcement of the sale of our common stock by AIG could adversely impact us.

        The announcement of the sale of our common stock by AIG could cause disruptions in our business. For example, we may find it more difficult to obtain capital during the pendency of our sale to AerCap, which could increase our borrowing costs and limit our ability to borrow additional funds. In addition, our customers may refrain from leasing or re-leasing our aircraft until they determine whether the sale will affect our business, including, but not limited to, the pricing of our leases, the availability of certain aircraft, and our customer support. Our customers may also choose to lease aircraft and purchase services from our competitors until they determine whether the sale will affect our business or our relationship with them. Uncertainty concerning potential changes to us and our business could also harm our ability to enter into agreements with new customers.

        The share purchase agreement governing the sale subjects us to certain operating covenants before the closing of the transaction. These covenants include a requirement that ILFC continue to conduct business in the ordinary course, seek approval from AerCap before taking certain actions and seek waivers or amendments to certain financing agreements containing covenants that would otherwise be triggered by the transaction. The agreement also places certain restrictions on the operations of the company, including, with respect to leasing, acquisitions, dispositions, indebtedness, human resource and other matters. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the sale that could be favorable to us and our investors.

        In addition, key personnel may depart for a variety of reasons, including perceived uncertainty regarding the effect of the sale on their employment. The pendency of the sale could also divert the time and attention of management from our ongoing business operations.

        The resulting distraction could negatively affect our ongoing business operations, which could have a material adverse effect on our financial condition and results of operations.

The integration of ILFC with AerCap following the anticipated sale of our common stock could be less successful than anticipated.

        Following the sale of our common stock to AerCap, management of the combined company will need to integrate the ILFC and AerCap assets, facilities, systems, platforms, cultures and personnel (including senior management). Concluding a successful integration is likely to be complex and costly, and to absorb substantial amounts of management's time and attention. Even if we are able to integrate our business operations successfully, there can be no assurance that we will realize the full benefits of synergies, cost savings, and operational efficiencies that are currently expected, or that these benefits will be achieved within the anticipated time frame. Additionally, as a condition to their approval of the sale of our common stock to AerCap, regulatory authorities may impose requirements or limitations, or require divestitures or place restrictions on the conduct of the combined company's business, that impair its ability to realize the anticipated benefits of the sale. If the integration process is less successful or takes longer than anticipated, we could face the loss of key personnel or strained relationships with customers and manufacturers. In addition, we could face financial, operational and other risks as a result of the acquisition not currently anticipated. Any of these risks could have a material adverse effect on our financial condition and results of operations.

Following the acquisition of our common stock from AIG, AerCap may effect a reorganization of our corporate structure and assets, which may not be completed successfully, or at all.

        Following the sale of our common stock by AIG, AerCap may effect a reorganization of our corporate structure and assets to achieve its tax and financing goals going forward. The details of the reorganization plan have not been finalized, but AerCap has indicated that the reorganization may result in a significant amount of our income being taxed in Ireland. There can be no assurance that the plan will be completed successfully, if at all, or that AerCap will be successful in realizing any particular tax savings or other benefits as a result of the plan. Accordingly, the capital structure of ILFC or the combined entity following the completion of such a plan is not known to us at this time.

We cannot predict what impact the sale of us to AerCap will have on our ability to obtain financing and our borrowing costs, in part because our financing strategy may change after the sale.

        We do not know how the market will react to the sale of our common stock to AerCap. For instance, although neither AIG nor any of its subsidiaries is a co-obligor or guarantor of our debt securities, we have benefited in the past from AIG's credit rating. If the market believes there are increased credit risks because of our sale from AIG to AerCap, our borrowing costs could increase or the rating agencies could take negative actions with respect to our ratings, which could make it more difficult for us to obtain financing at similar terms that we have received prior to the sale. In addition, the management of the new combined company may significantly change the capital structure and financing strategy of the new company. These changes could also have a direct impact on our borrowing costs and ability to obtain financing on desired terms. As noted in "Risks Relating to Our Business—We will need additional capital to finance our operations, including purchasing aircraft, servicing our existing indebtedness, including refinancing our indebtedness as it matures, and meeting our other contractual leasing commitments. We may not be able to obtain additional capital on favorable terms, or at all," we will require additional capital to purchase new and used flight equipment, make progress payments during aircraft construction and repay our maturing debt obligations and our ability to obtain financing at competitive terms is critical to our success.

        In addition, as noted in "Risks Relating to Our Business—Our substantial level of indebtedness could adversely affect our ability to fund future needs of our business and to react to changes affecting our business and industry," we and certain of our subsidiaries will become guarantors of certain AerCap debt."

Our historical financial information may not be a reliable indicator of our future results.

        If AIG completes the anticipated sale of our common stock, the historical financial information included in this Annual Report on Form 10-K may not be a reliable indicator of our future financial condition, results of operations, or cash flows. This is primarily a result of the following factors:

  •
  we will apply purchase accounting at the time of the sale and the carrying values of our assets and liabilities will generally be adjusted to their then-current fair values;

  •
  we will adopt AerCap's accounting policies, which will impact the timing and amount of future revenues and expenses that we would recognize in our results of operations and may impact the classification of amounts recorded in our financial statements in subsequent periods;

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

Item 1B.    Unresolved Staff Comments

        None

Item 2.    Properties

Aircraft Portfolio

        As of December 31, 2013, we owned 911 aircraft in our operating lease portfolio and had 22 additional aircraft in our fleet classified as finance and sales-type leases. Our fleet was comprised of 73% narrowbody (single-aisle) aircraft and 27% widebody (twin-aisle) aircraft, with 53% representing Airbus models and 47% representing Boeing models. At December 31, 2013, the weighted average age of our owned aircraft, weighted by the net book value of such aircraft, was 8.7 years and approximately 69% of the aircraft in our fleet were less than 12 years old.

        The following table provides details on our operating lease portfolio by aircraft type, including the scheduled lease expirations (for the minimum non-cancelable period which does not include contracted unexercised lease extension options) by aircraft type, as of December 31, 2013:

Aircraft Type	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	2026	Total
737 Classic	9	3	3	5	1	—	—	—	—	—	—	—	—	21
737NG	24	28	39	46	27	19	8	8	4	4	14	9	2	232
747-400	1	7	3	—	—	—	—	—	—	—	—	—	—	11
757-200	7	5	7	8	5	3	1	—	—	—	—	—	—	36
767-300	6	11	5	9	12	1	2	—	—	—	—	—	—	46
777-200	2	3	4	6	13	1	—	—	2	5	1	—	—	37
777-300	—	3	—	6	13	8	—	1	—	—	1	2	—	34
787-8	—	—	—	—	—	—	—	—	—	3	—	—	—	3
A310	—	1	—	—	—	—	—	—	—	—	—	—	—	1
A319	5	20	24	15	11	10	23	9	5	—	—	—	—	122
A320	15	25	40	23	20	15	14	4	1	3	—	—	—	160
A321	9	6	24	14	13	6	5	9	—	1	—	—	—	87
A330-200	4	8	9	13	9	1	8	5	1	—	—	—	—	58
A330-300	3	2	2	3	1	2	1	—	—	4	1	—	—	19
A330-300LGW	—	4	1	1	—	1	—	—	—	—	—	—	—	7
A340-300	3	4	4	4	—	1	—	—	—	—	—	—	—	16
A340-600	1	5	—	2	4	1	—	—	—	—	—	—	—	13
MD-11	1	1	1	—	—	—	—	—	—	—	—	—	—	3

Total	90	136	166	155	129	69	62	36	13	20	17	11	2	906	(a)

(a)
Total aircraft excludes five aircraft not subject to a lease or letter of intent as of December 31, 2013. All five of these aircraft are likely to be parted out or sold and are not being remarketed for lease. These aircraft did not meet the criteria for being classified as held for sale as of December 31, 2013. Also, excludes nine aircraft owned and leased by AeroTurbine.

        As of February 24, 2014, 36 of the 90 aircraft with lease expiration dates in 2014 were not yet subject to a signed lease agreement or a signed letter of intent following the expiration of their current leases. Of these 36 aircraft, 19 may be parted-out or sold but did not meet the criteria for being classified as held for sale. If the current customers of the remaining 17 aircraft do not extend their leases, we will be required to find new customers for these aircraft.

        Our lease agreements generally require lessees to notify us six to twelve months in advance of the lease's expiration if a lessee desires to renew or extend the lease. Generally, more than 50% of our leases are extended beyond their initial term. Requiring lessees to provide us with advance notice provides our management team with an extended period of time to consider a broad range of alternatives with respect to the aircraft, including assessing general market and competitive conditions and preparing to re-lease, sell or part-out the aircraft. If a lessee fails to provide us with notice, the lease will automatically expire at the end of the term, and the lessee will be required to return the aircraft pursuant to the conditions in the lease. Our leases contain detailed provisions regarding the required condition of the aircraft and its components upon redelivery at the end of the lease term.

        We typically contract to re-lease aircraft before the end of the existing lease term and for aircraft returned before the end of the lease term, we have generally been able to re-lease aircraft within two to six months of their return. We have an average aircraft on-lease percentage of approximately 99% over the last five years. We may also sell our leased aircraft at or before the expiration of their leases. The buyers of our aircraft include the aircraft's lessees, other aircraft operators, financial institutions, private investors and third party lessors. Occasionally, we purchase aircraft with the intent to resell them.

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

        At December 31, 2013, we had committed to purchase the following 335 new aircraft with aggregate estimated total remaining payments (including adjustments for certain contractual escalation provisions) of approximately $21.7 billion, scheduled for delivery as shown below.

Aircraft Type	2014	2015	2016	2017	2018	2019	2020	2021	2022	Total
737-800(a)	15	14	1	—	—	—	—	—	—	30
787-8/9(b)(c)	13	13	10	13	17	4	—	—	—	70
A321-200(d)	2	13	—	—	—	—	—	—	—	15
A320neo/A321neo(c)	—	1	16	41	42	30	20	—	—	150
A350XWB-900	—	2	8	8	2	—	—	—	—	20
E190-E2/E195-E2	—	—	—	—	5	14	14	14	3	50

Total(e)	30	43	35	62	66	48	34	14	3	335

(a)
Includes ten new aircraft to be acquired pursuant to sale-leaseback transactions.

(b)
Includes two new aircraft to be acquired pursuant to sale-leaseback transactions.

(c)
We also have certain contractual rights for minor model substitution.

(d)
Our obligation to purchase nine of the 15 aircraft is contingent upon the occurrence of certain events.

(e)
Excludes one used aircraft and 13 engines we had committed to purchase as of December 31, 2013, and AeroTurbine commitments to purchase two used aircraft and two engines.

        All of our scheduled deliveries of new aircraft in the above table are for modern, fuel-efficient aircraft. We will be the first aircraft leasing company to offer the Airbus A320neo family aircraft with the initial delivery scheduled for 2015 and the Embraer E-jets E2 aircraft with the initial delivery scheduled for 2018. We believe these aircraft will provide significant value and strong returns on investment.

        We anticipate that a portion of the aggregate purchase price of these aircraft will be funded by incurring additional debt. The amount of the indebtedness to be incurred will depend, in part, upon the final purchase price of the aircraft, which can vary due to a number of factors, including inflation.

        The new aircraft listed above are primarily being purchased pursuant to purchase agreements with each of Boeing, Airbus and Embraer, with the remainder being purchased through sale-leaseback transactions with our airline customers. The agreements with Boeing, Airbus, and Embraer establish the pricing formulas (including adjustments for certain contractual escalation provisions) and various other terms with respect to the purchase of aircraft. Under certain circumstances, we have the right to alter the mix of aircraft type ultimately acquired. As of December 31, 2013, we had made non-refundable deposits (exclusive of capitalized interest) with respect to the aircraft which we have committed to purchase of approximately $411.7 million with Boeing, $124.6 million with Airbus and $7.5 million with Embraer.

        As of February 24, 2014, we had entered into contracts for the lease of new aircraft scheduled to be delivered through 2022 as follows:

Delivery Year	Number of Aircraft	Number Leased	% Leased
2014	30	30	100%
2015	43	38	88
2016	35	22	63
2017	62	21	34
2018	66	12	18
2019	48	—	—
2020	34	—	—
2021	14	—	—
2022	3	—	—

        We will need to find customers for aircraft presently on order and for any new aircraft ordered that are not subject to a lease or sale contract, and we will need to arrange financing for portions of the purchase price of such equipment.

Facilities

        Our headquarters are located at 10250 Constellation Blvd., Suite 3400, Los Angeles, California 90067. We occupy space under a lease which expires in 2015. As of December 31, 2013, we occupied approximately 127,000 square feet of office space and leased an additional 22,000 square feet of office space that is currently subleased to third parties. Additionally, we occupy approximately 16,000 square feet of office space in Amsterdam and have small regional offices in Dublin, Seattle, and Singapore.

        Through our AeroTurbine subsidiary we also occupy approximately 264,000 square feet of space near Miami, Florida that is used as the corporate office and warehouse, under a lease that expires in March 2024. This facility replaces AeroTurbine's previous Miami lease for office and warehouse space under which AeroTurbine occupied approximately 150,000 square feet near the Miami International Airport. We also lease approximately 1,100,000 square feet in AeroTurbine's Goodyear facility in Arizona, which includes two hangars and substantial additional space for outdoor storage of aircraft, pursuant to long-term leases that expire in 2018 and 2026. AeroTurbine also leases approximately 5,000 square feet of office space in the United Kingdom, pursuant to a lease that expires in May 2023.

Item 3.    Legal Proceedings

Legal Proceedings

        Yemen Airways-Yemenia:    We are named in a lawsuit in connection with the 2009 crash of an Airbus A310-300 aircraft owned by ILFC and on lease to Yemen Airways-Yemenia, a Yemeni carrier. The plaintiffs are families of deceased occupants of the flight and seek unspecified damages for wrongful death, costs, and fees. The operative litigation commenced in January 2011 and is pending in the United States District Court for the Central District of California. On February 18, 2014, the district court granted summary judgment in our favor and dismissed all of plaintiffs' remaining claims. This order remains subject to plaintiffs' right to appeal but we believe that we have substantial defenses on the merits and that we are adequately covered by available liability insurance. We do not believe that the outcome of the Yemenia lawsuit will have a material effect on our consolidated financial condition, results of operations or cash flows.

        Air Lease:    On April 24, 2012, ILFC and AIG filed a lawsuit in the Los Angeles Superior Court against ILFC's former CEO, Steven Udvar Hazy, Mr. Hazy's current company, Air Lease Corporation (ALC), and a number of ALC's officers and employees who were formerly employed by ILFC. The lawsuit alleges that Mr. Hazy and the former officers and employees, while employed at ILFC, diverted corporate opportunities from ILFC, misappropriated ILFC's trade secrets and other proprietary information, and committed other breaches of their fiduciary duties, all at the behest of ALC. The complaint seeks monetary damages and injunctive relief for breaches of fiduciary duty, misappropriation of trade secrets, unfair competition, and various other violations of state law.

        On August 15, 2013, ALC filed a cross-complaint against ILFC and AIG. Relevant to ILFC, ALC's cross-complaint alleges that ILFC entered into, and later breached, an agreement to sell aircraft to ALC. Based on these allegations, the cross-complaint asserts a claim against ILFC for breach of contract. The cross-complaint seeks significant compensatory and punitive damages. We believe we have substantial defenses on the merits and will vigorously defend ourselves against ALC's claim.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        We are an indirect wholly-owned subsidiary of AIG and our common stock is not listed on any national exchange nor is it traded in any established market. We have not paid any dividends on our common stock since 2008. Under the most restrictive provision of our debt agreements, we currently may declare and pay dividends of up to $2.7 billion of our consolidated retained earnings. Under the terms of our subordinated debt, we may be restricted from paying cash dividends on our capital stock in the future if we fail to comply with certain covenants. See Note K of Notes to Consolidated Financial Statements for additional information.

        On December 16, 2013, AIG entered into an agreement with AerCap and AerCap Ireland Limited, a wholly-owned subsidiary of AerCap, for the sale of 100 percent of our common stock for consideration consisting of $3.0 billion in cash, a portion of which will be funded by a special distribution of $600.0 million to be paid by us to AIG upon consummation of the transaction, and approximately 97.6 million newly-issued AerCap common shares. The consideration has a value of approximately $5.4 billion based on AerCap's pre-announcement closing price per share of $24.93 on December 13, 2013. The transaction is subject to required regulatory approvals, including all applicable U.S. and foreign regulatory reviews and approvals, as well as other customary closing conditions. The transaction was approved by AerCap shareholders on February 13, 2014 and is expected to close in 2014.

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

Items Affecting Comparability between Periods

        The following are significant items that affected the comparability between periods:

  •
  We incurred significant impairment charges in 2011 and 2013.

  •
  We acquired AeroTurbine on October 7, 2011, and 2012 was the first year that reflects a full year of AeroTurbine results, which contributed pre-tax income of $1.8 million, $19.4 million, and $15.1 million to 2011, 2012, and 2013 respectively.

  •
  Global financial challenges during 2012 resulted in early returns of 55 aircraft which negatively impacted our revenues, aircraft costs and pre-tax income during this period.

	2013	2012	2011	2010	2009
	(Dollar amounts in thousands)
Statement of Operation Data:
Rentals of flight equipment	$4,166,033	$4,345,602	$4,454,405	$4,726,502	$4,928,253
Total revenues	4,417,385	4,504,240	4,526,663	4,798,880	4,997,192
Aircraft impairment charges and fair value adjustments	1,401,400	192,362	1,737,508	1,663,189	86,332
Interest expense	1,426,900	1,555,567	1,569,468	1,567,369	1,365,490
Aircraft costs	71,594	134,825	49,673	33,352	43,935
Depreciation	1,850,303	1,918,728	1,864,735	1,963,175	1,968,981
Other expenses	463,672	331,667	339,258	336,431	149,290
Total expenses	5,213,869	4,133,149	5,560,642	5,563,516	3,614,028
(Loss) income before income taxes	(796,484)	371,091	(1,033,979)	(764,636)	1,383,164
Net (loss) income	(517,083)	410,322	(723,901)	(495,668)	887,175
Other Financial Data:
Ratio of Earnings to Fixed Charges and Preferred Stock Dividends	— (a)	1.22x	— (a)	— (a)	1.99x
Adjusted net debt to adjusted shareholders' equity(b)	2.5x	2.5x	2.7x	2.7x	3.1x
Balance Sheet Data:
Flight equipment, net of accumulated depreciation	$32,453,037	$34,468,309	$35,502,288	$38,515,379	$44,091,783
Net investment in finance and sales-type leases	211,116	93,936	81,746	67,620	261,081
Total assets	36,309,117	39,810,357	39,161,244	43,308,060	46,129,024
Total secured debt	8,202,791	9,489,247	9,764,631	9,556,634	7,067,446	(c)
Total unsecured debt(d)	13,238,066	14,853,540	14,619,641	17,997,466	22,644,293
Shareholders' equity	7,442,885	7,942,868	7,531,869	8,225,007	8,655,089
Other Data:
Aircraft lease portfolio at period end(e):
Owned	911	919	930	933	993
Subject to finance and sales-type leases	22	15	7	4	11
Aircraft disposed during the period	41	33	17	61	9

(a)
See Exhibit 12. In the twelve months ended December 31, 2013, 2011 and 2010, earnings were insufficient to cover fixed charges and preferred stock dividends by $821.1 million, $1,042.9 million and $772.1 million, respectively, primarily due to non-cash impairment and lease related charges aggregating $1.4 billion, $1.7 billion and $1.8 billion, respectively.

(b)
Adjusted net debt to adjusted shareholders' equity is a non-GAAP financial measure; see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measurements" for a reconciliation of non-GAAP financial measures to their most directly comparable GAAP measure.

(c)
Includes loans from AIG Funding of $3.9 billion, which was repaid in 2010.

(d)
Includes subordinated debt. Includes the effect of foreign currency swaps for the debt outstanding at December 31, 2010 and 2009.

(e)
See "Item 2. Properties—Aircraft Portfolio."

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are the world's largest independent aircraft lessor, measured by number of owned aircraft, with approximately 1,000 owned or managed aircraft. As of December 31, 2013, we owned 911 aircraft in our leased fleet. The weighted average age of our owned aircraft, weighted by the net book value of such aircraft, was 8.7 years at December 31, 2013. The aggregate net book value of our flight equipment, including nine additional aircraft in AeroTurbine's leased fleet, was $32.5 billion at December 31, 2013. We had 22 additional aircraft in the fleet classified as finance and sales-type leases and provided fleet management services for 68 aircraft. Our fleet features popular aircraft types, including both narrowbody and widebody aircraft. In addition to our existing fleet, as of December 31, 2013, we had commitments to purchase 335 new aircraft, with delivery dates through 2022, including 12 through sale-leaseback transactions. These new aircraft commitments are comprised of 150 Airbus A320neo family aircraft, 20 Airbus A350 aircraft, up to 15 Airbus A321 aircraft, nine of which are contingent upon the occurrence of certain events, 70 Boeing 787 aircraft, 30 Boeing 737-800 aircraft and 50 E-Jets E2 aircraft. In addition, we have committed to purchase one used aircraft from a third party. Our new aircraft commitments include 50 E-Jets E2 aircraft that we contracted to purchase from Embraer in July 2013, marking the introduction of the E-Jets aircraft to our fleet, and up to 15 Airbus A321 aircraft that we agreed to purchase from Airbus in July 2013. The Airbus A321 aircraft are committed to lease to a single airline. We intend to continue to complement our orders from aircraft manufacturers with opportunistic acquisitions of additional aircraft from third parties, which may include sale-leaseback transactions with airlines. We balance the benefits of holding and leasing our aircraft and selling or parting-out the aircraft depending on economics, opportunities and risks.

        Under the terms of our leases, the lessee is generally responsible for all operating expenses, which customarily include maintenance, fuel, crews, airport and navigation charges, taxes, licenses, aircraft registration and insurance premiums. We, however, generally contribute to certain maintenance events a lessee incurs during the lease of a used aircraft and, if an aircraft is returned due to a lessee ceasing operations or failing to meet its obligations under a lease, we may incur costs to repossess and prepare the aircraft for re-lease. Our leases are generally for a fixed term, although they may include early termination rights or extension options. Our leases require all non-contingent payments to be made in advance and our leases are predominantly denominated in U.S. dollars. Our lessees are generally required to continue to make lease payments under all circumstances, including periods during which the aircraft is not in operation due to maintenance or grounding. We typically contract to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term due to exceptional circumstances, we have generally been able to re-lease the aircraft within two to six months of their return. The weighted average lease term remaining on our current leases, weighted by net book value of our aircraft, was 4.3 years as of December 31, 2013.

        In addition to our leasing activities, we provide fleet management services to investors or owners of aircraft portfolios for a management fee. Through our wholly-owned subsidiary, AeroTurbine, we provide engine leasing; certified aircraft engines, airframes, and engine parts; and supply chain solutions, and we possess the capabilities to disassemble aircraft and engines into parts. These capabilities allow us to maximize the value of our aircraft and engines across their complete life cycle and offer an integrated value proposition to our airline customers as they transition out aging aircraft. At times, we also sell aircraft from our leased aircraft fleet to other leasing companies, financial services companies, and airlines. In limited cases, we have previously contracted to provide asset value guarantees to financial institutions and other third parties for a fee, some of which are still outstanding.

        We continue to discuss with Lufthansa Technik a possible partnership with Lufthansa Technik through AeroTurbine. Under the potential arrangement, which is subject to final agreement, certain antitrust approvals and other customary closing conditions, AeroTurbine and Lufthansa Technik would enter into a set of commercial agreements covering the supply of AeroTurbine material to Lufthansa Technik, the purchase of maintenance services from Lufthansa Technik, and the consignment of surplus material to AeroTurbine. In conjunction with the commercial agreements, Lufthansa Technik would also purchase from us an indirect 15% minority interest in AeroTurbine. We would continue to own the remaining interest in AeroTurbine. Under the potential arrangement, if certain performance targets are met under the commercial agreements, Lufthansa Technik would also be able to exercise an option to increase its investment to 19.9%.

        We operate our business on a global basis, deriving approximately 93% of our revenues from airlines outside of the United States. As of December 31, 2013, we had 906 aircraft leased under operating leases to 168 customers in 76 countries, with no lessee accounting for more than 10% of lease revenue for any of the years ended December 31, 2013, 2012 or 2011. At December 31, 2013, our operating lease portfolio included five aircraft not subject to a signed lease agreement or a signed letter of intent. All five of these aircraft are likely to be parted out or sold and are not being remarketed for lease. These aircraft did not meet the criteria for being classified as held for sale as of December 31, 2013. We have 90 aircraft that are subject to leases expiring through 2014, 36 of which are not yet subject to a signed lease agreement or a signed letter of intent following the expiration of their current leases. Of these 36 aircraft, 19 may be parted-out or sold but did not meet the criteria for being classified as held for sale. If the current customers of the remaining 17 aircraft do not extend their leases, we will be required to find new customers for these aircraft. We also maintain relationships with 15 additional customers who operate aircraft we manage. Our results of operations are affected by a variety of factors, primarily:

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

  •
  our ability to fund our business.

        Regional and global economic and political conditions have and will continue to influence consumer demand, fuel prices and the availability of credit to the aviation industry, which in turn impacts airline profitability, cash flows and liquidity. Despite challenging conditions in the past several years which have resulted in airline bankruptcies and have negatively impacted our financial results, we are optimistic about the long-term future of air transportation and the growing role that the leasing industry and ILFC, in particular, will play in commercial air transport.

        At February 24, 2014, we had signed leases for all of our new aircraft deliveries through 2014. We have contracted with Airbus, Boeing and Embraer to purchase new fuel-efficient aircraft with delivery dates through 2022. These aircraft are in high demand from our airline customers. In many cases, we have delivery positions for the most modern and fuel-efficient aircraft earlier than the airlines can obtain such aircraft from the manufacturers. At December 31, 2013, we had agreements to purchase 12 new aircraft from airlines through sale-leaseback transactions with scheduled delivery dates in 2014 and 2015. We believe that, with respect to our used aircraft, we have the market reach, visibility and understanding to best deploy our aircraft across jurisdictions. We are focused on increasing our presence in frontier and emerging markets that have high potential for passenger growth and other markets that have significant demand for new aircraft. We have assembled a highly skilled and experienced management team and have secured sufficient liquidity to manage through expected market volatility. We have also demonstrated strong and sustainable financial performance through most airline industry cycles. For these reasons, we believe that we are well positioned to manage the current cycle and over the long-term.

Recent Developments relating to Our Potential Sale

        As of December 15, 2013, the closing of our previously announced sale to Jumbo Acquisition Limited had not occurred and on December 16, 2013, AIG and AIG Capital Corporation terminated the share purchase agreement with Jumbo Acquisition Limited.

        On December 16, 2013, AIG and AIG Capital Corporation ("Seller"), a wholly-owned direct subsidiary of AIG, entered into a definitive agreement (the "AerCap Share Purchase Agreement") with AerCap and AerCap Ireland Limited ("Purchaser"), a wholly-owned subsidiary of AerCap, for the sale of 100 percent of our common stock by Seller to Purchaser (such transaction, the "AerCap Transaction") for consideration consisting of $3.0 billion of cash, a portion of which will be funded by a special distribution of $600.0 million to be paid by us to AIG upon consummation of the transaction, and approximately 97.6 million newly-issued AerCap common shares. The consideration has a value of approximately $5.4 billion based on AerCap's pre-announcement closing price per share of $24.93 on December 13, 2013. Upon closing of the AerCap Transaction, AIG will own approximately 46 percent of the common stock of AerCap. Under the terms of the AerCap Share Purchase Agreement, consummation of the AerCap Transaction is subject to the satisfaction or waiver of a number of conditions precedent, such as certain customary conditions and other closing conditions, including the receipt of approvals or non-disapprovals from antitrust and other regulatory bodies. The AerCap Transaction was approved by AerCap shareholders on February 13, 2014 and is expected to close in 2014.

        In addition to other customary termination events, the AerCap Share Purchase Agreement allows termination by (i) AIG, Seller or Purchaser if the closing of the AerCap Transaction has not occurred on or before September 16, 2014 (the "Long-Stop Date"), subject to an extension to December 16, 2014 for the receipt of certain approvals; (ii) AIG, Seller or Purchaser in the event that approvals or non-disapprovals from certain regulatory bodies have not been obtained by the Long-Stop Date (as extended); (iii) AIG or Seller, if the AerCap board of directors withdraws or adversely modifies its approval of the AerCap Transaction; or (iv) AIG or Seller if all conditions are satisfied, AIG and Seller are prepared to close but Purchaser fails to close the AerCap Transaction as required.

        Under the AerCap Share Purchase Agreement, we are subject to certain operating covenants before the closing of the transaction. These covenants include a requirement that ILFC continue to conduct business in the ordinary course, seek approval from AerCap before taking certain actions, and seek waivers or amendments to certain financing agreements containing covenants that would otherwise be triggered by the transaction. The agreement also places certain restrictions on the operations of the Company, including with respect to leasing, acquisitions, dispositions, indebtedness, human resource and other matters.

        In connection with our pending sale to AerCap, on January 28, 2014, we amended our $2.3 billion revolving credit facility. The amendment will only become effective upon the occurrence of certain conditions, including the consummation of the pending sale of us to AerCap. As part of the amendments to our revolving credit facility, AerCap and certain of its subsidiaries will be required to guarantee our obligations under the revolving credit facility and the cross-default provision will extend to defaults on certain indebtedness of AerCap or any of its subsidiaries that are guarantors at such time under the revolving credit agreement. The amendments to the revolving credit facility also add financial covenants and revise other financial and restrictive covenants. The new and revised financial covenants will be measured on a consolidated basis for AerCap and its subsidiaries.

        Currently, under the agreement AIG has entered into with AerCap, net tax payments under our tax sharing agreement with AIG have been temporarily suspended, and our tax sharing agreement with AIG will be terminated upon the consummation of the AerCap Transaction.

Financial Overview

        We had a loss before income taxes of $796.5 million for the year ended December 31, 2013, compared to income before income taxes of $371.1 million for the year ended 2012, primarily due to impairment charges and fair value adjustments aggregating $1.4 billion during the year ended December 31, 2013. The impairment charges recorded during the year primarily reflect a decrease in the estimated holding period for certain four-engine widebody aircraft in our fleet, primarily the Airbus A340-600. See Note F of Notes to Consolidated Financial Statements.

        See "Results of Operations" herein for a detailed discussion of our results.

Capital Resources and Liquidity Developments

        Significant capital resources and liquidity developments in 2013 include:

  •
  issuances of $750 million of unsecured 3.875% notes due 2018 and $500 million of unsecured 4.625% notes due 2021;

  •
  the issuance of $550 million of unsecured floating rate notes due 2016, bearing interest at three-month LIBOR plus a margin of 1.95%;

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

  Rental of Flight Equipment

        Our leasing revenue is principally derived from airlines and companies associated with the airline industry. Our aircraft leases generally provide for the payment of a fixed, periodic amount of rent. In certain cases, our leases provide for additional rental payments based on usage. The usage may be calculated based on hourly usage or on the number of cycles operated. A cycle is defined as one take-off and landing. Under the provisions of many of our leases, we also receive overhaul rentals based on the usage of the aircraft. For certain airframe and engine overhauls, we reimburse the lessee for costs incurred up to, but generally not exceeding, related overhaul rentals that the lessee has paid to us. We recognize overhaul rental revenue net of estimated overhaul reimbursements. Estimated overhaul reimbursements are recorded as deferred overhaul rentals.

        Additionally, in connection with a lease of a used aircraft, we generally agree to contribute to certain maintenance events the lessee incurs during the lease. At the time we pay the agreed upon maintenance reimbursement, we record the reimbursement against deferred overhaul rentals, to the extent we have received overhaul rentals from the lessee, and against return condition deficiency deposits, to the extent received from the prior lessee. We capitalize as lease incentives any amount of the actual maintenance reimbursement we pay in excess of overhaul rentals paid to us by the lessee and payments received from prior lessees for deficiencies in return conditions and amortize the lease incentives as a reduction of revenues from Rental of flight equipment over the remaining life of the lease.

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

  Flight Equipment Marketing and Gain on Aircraft Sales

        Our sales revenue is generated from the sale of our aircraft and engines and any gains on such sales are recorded in Flight equipment marketing and gain on aircraft sales. The price we receive for our aircraft and engines is largely dependent on the condition of the asset being sold, airline market conditions, funding availability to the buyer and the supply and demand balance for the type of asset we are selling. The timing of the closing of aircraft and engine sales is often uncertain, as a sale may be concluded swiftly or negotiations may extend over several weeks or months. As a result, even if sales are comparable over a long period of time, during any particular fiscal quarter or other reporting period we may close significantly greater or fewer sale transactions than in other reporting periods. Accordingly, gain on aircraft sales recorded in one fiscal quarter or other reporting period may not be comparable to gain on aircraft sales in other periods. We also engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment and other marketing services on a principal and commission basis.

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

        Our interest income is derived primarily from interest recognized on cash and short-term investments, finance and sales-type leases and notes receivables recorded in connection with lease restructurings, or in limited circumstances, in connection with sales of aircraft from our fleet. The amount of interest income we recognize in any period is influenced by the amount of our cash and short-term investments, the principal balance of finance and sales-type leases and notes receivable we hold, and effective interest rates.

Our Operating Expenses

        Our operating expenses primarily consist of interest on debt, depreciation, aircraft impairment charges, aircraft costs, selling, general and administrative expenses and other expenses.

  Interest Expense

        Our interest expense in any period is primarily affected by changes in interest rates and outstanding amounts of indebtedness. Between 2010 and the end of 2011, we entered into debt financings with relatively higher interest rates than the debt outstanding at the time, partially as a result of our initiatives to extend our debt maturities. The weighted average of our debt maturities was 6.3 years as of December 31, 2013. While our weighted average effective cost of borrowing, which excludes the effect of amortization of deferred debt issue costs, increased during those two years, the decrease in our average debt outstanding due to our deleveraging efforts offset those increases starting in late 2011. However, since the beginning of 2012, we have been able to borrow at similar or lower interest rates as compared to the debt borrowed in the 2010 and 2011. Our weighted average effective cost of borrowing was 5.94% at December 31, 2013 compared to 6.09% at December 31, 2012. Our weighted average effective cost of borrowing is our weighted average interest rate plus the net effect of interest rate swaps or other derivatives and the effect of debt discounts. It does not include the effect of amortization of deferred debt issue costs.

        During the year ended December 31, 2013, we recorded favorable adjustments to interest expense of $15.1 million and $4.4 million to correct and fully align amortization of deferred debt issue costs and debt discounts, respectively, in prior periods with the effective interest method. The effect on our weighted average effective cost of borrowing at December 31, 2013 as a result of these cumulative adjustments was insignificant. See Note A of Notes to Consolidated Financial Statements.

        Our total debt outstanding at the end of each period and weighted average effective cost of borrowing, which excludes the effect of amortization of deferred debt issue costs, for the periods indicated were as follows:

  Depreciation

        Our depreciation expense is influenced by the adjusted carrying values of our flight equipment, the depreciable life and estimated residual value of the flight equipment. Adjusted carrying value is the original cost of our flight equipment, including capitalized interest during the construction phase, adjusted for subsequent capitalized improvements and impairments. We generally depreciate aircraft using the straight-line method over a 25-year life from the date of manufacture to an estimated residual value. See "Critical Accounting Policies and Estimates—Flight Equipment" below. However, management regularly reviews depreciation of our aircraft by aircraft type. At times, management may change useful lives or residual values of certain aircraft, as appropriate. Any such changes are accounted for on a prospective basis.

  Aircraft Impairment Charges and Fair Value Adjustments

        Management evaluates quarterly the need to perform a recoverability assessment of aircraft in our fleet considering the requirements under GAAP and performs this assessment at least annually for all aircraft in our fleet. Recoverability assessments are performed whenever events or changes in circumstances indicate that the carrying amount of our aircraft may not be recoverable. Some of these events or changes in circumstances may include potential disposals of aircraft (sales or part-outs), changes in contracted lease terms, changes in the lease status of an aircraft (leased, re-leased, or not subject to lease), repossessions of aircraft, changes in portfolio strategies, changes in demand for a particular aircraft type and changes in economic and market circumstances. Economic and market circumstances include the risk factors affecting the airline industry. Recoverability of an aircraft's carrying amount is measured by comparing the carrying amount of the aircraft to the estimated future undiscounted cash flows expected to be generated by the aircraft. If the future undiscounted cash flows are less than the aircraft carrying amount, the aircraft is impaired and is re-measured to fair value in accordance with our Fair Value Policy. Our Fair Value Policy is described in Note T of Notes to Consolidated Financial Statements. The difference between the fair value and the carrying amount of the aircraft is recognized as an impairment loss.

        Factors that have affected impairment charges in recent years include, but are not limited to: (i) unfavorable airline industry trends affecting the residual values of certain aircraft types; (ii) high fuel prices and development of more fuel-efficient aircraft shortening the useful lives of certain aircraft; (iii) management's expectations that certain aircraft were more likely than not to be parted-out or otherwise disposed of sooner than 25 years; and (iv) new technological developments.

        While we continue to manage our fleet by ordering new in-demand aircraft and maximizing our returns on our existing aircraft, we may incur additional impairment charges in the future. Impairment charges may result from future deterioration in lease rates, net overhaul rentals, residual values, and shortened aircraft holding periods, which can be caused by new technological developments, sustained high fuel costs or prolonged economic distress, and decisions to sell or part-out aircraft at amounts below net book value. The potential for impairment or fair value adjustments could be material to our results of operations for an individual period.

  Aircraft Costs

        While lessees are generally responsible for maintenance of the aircraft under the provisions of the lease, we may incur costs to prepare the aircraft for re-lease when aircraft are returned early or repossessed and are not in satisfactory condition to re-lease. These costs generally consist of expenses incurred in preparing aircraft transitioning from one lessee to another and repossession-related expenses. Such costs are not capitalized and include, for example, repairs, storage, transportation, and paint. Aircraft costs will generally fluctuate with the number of aircraft repossessed.

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

  Other Expenses

        Other expenses consist primarily of provision for losses on aircraft asset value guarantees, provision for credit losses on notes receivable and finance and sales-type leases and the effect of derivatives. Other expenses also include various non-recurring charges during certain periods.

        Our provision for losses on aircraft asset value guarantees represents charges made in the current period based on our estimate of losses on asset value guarantees that are probable of being exercised.

        Our provision for credit losses on notes receivable consists primarily of allowances we establish to reduce the carrying value of our notes receivable to estimated collectible levels. Management reviews all outstanding notes that are in arrears to determine whether we should reserve for, or write off any portion of, the notes receivable. In this process, management evaluates the collectability of each note and the value of the underlying collateral, if any, by assessing relevant operational and financial issues. As of December 31, 2013, notes receivable were not material.

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

Critical Accounting Policies and Estimates

        Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We evaluate our estimates, including those related to flight equipment, inventory, lease revenue, derivative financial instruments, fair value measurements, and income taxes, on a recurring and non-recurring basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. A summary of our significant accounting policies is presented in Note B of Notes to Consolidated Financial Statements. We believe the following critical accounting policies could have a significant impact on our results of operations, financial condition and financial statement disclosures, and may require subjective and complex estimates and judgments.

  Flight Equipment

        Flight equipment is our largest asset class, representing approximately 89% and 87% of our consolidated assets as of December 31, 2013 and 2012, respectively.

        Depreciable Lives and Residual Values.    We generally depreciate our aircraft using the straight-line method over a 25-year life from the date of manufacture to an estimated residual value. When we change the useful lives or residual values of our aircraft, we adjust our depreciation rates on a prospective basis. Any change in the estimated useful lives or residual value assumptions affects depreciation expense and could have a significant impact on our results of operations for any one period. As of December 31, 2013, 104 of our aircraft, with a net book value of $1.1 billion, are being depreciated over useful lives of less than 25-years from the date of manufacture. The weighted average useful life of these aircraft, weighted by the net book value of such aircraft, is 16.9 years.

        In connection with our recoverability assessment of aircraft performed in the third quarter of 2013, we re-assessed the estimated holding period for certain aircraft types and, as a result, we changed the estimated economic useful life of 55 aircraft in our fleet, including 32 aircraft that were impaired during the third quarter of 2013. In the fourth quarter of 2013, we started depreciating these aircraft using the straight-line method over their estimated remaining revised useful lives. This change accelerates the overall depreciation expense on these aircraft but will be partially offset by the reduction in the carrying values of the 32 aircraft for which impairment charges were recorded during the third quarter of 2013. These changes, absent any other changes to the carrying value of these aircraft in the ordinary course of business, would result in an increase in our 2014 depreciation expense for these aircraft of approximately $23 million. Beginning in 2015, our depreciation expense for these aircraft is expected to decrease as these aircraft begin to reach the end of their respective estimated useful lives.

        Impairment Charges on Flight Equipment Held for Use.    Management evaluates quarterly the need to perform a recoverability assessment of held for use aircraft considering the requirements under GAAP and performs this assessment at least annually for all aircraft in our fleet. Recoverability is measured by comparing the carrying amount of the aircraft to the estimated future undiscounted cash flows expected to be generated by the aircraft. The undiscounted cash flows used in the recoverability assessment include the current contractual lease cash flows and projected future non-contractual lease cash flows, both of which include estimates of net overhaul rental collections, where appropriate, extended to the end of our estimated holding period, and an estimated disposition value for each aircraft. If the future undiscounted cash flows are less than the aircraft carrying amount, the aircraft is impaired and is re-measured to fair value in accordance with our Fair Value Policy. Our Fair Value Policy is described in Note T of Notes to Consolidated Financial Statements. The difference between the fair value and the carrying amount of the aircraft is recognized as an impairment loss.

        As part of our recurring recoverability assessment process, we update the critical and significant assumptions used in the recoverability assessment, including projected lease rates and terms, estimated net overhaul rental collections, residual values and estimated aircraft holding periods. Management uses its judgment when determining the assumptions used in the recoverability analysis, taking into consideration historical data, current macro-economic trends and conditions, any changes in management's estimated holding period for any aircraft and any events that occur before the financial statements are issued that management should consider, including subsequent lessee bankruptcies. Management is active in the aircraft leasing industry and develops the assumptions used in the recoverability assessment.

        Some critical and significant assumptions we consider are as follows:

        Market Conditions.    We consider current and future expectations of the global demand for a particular aircraft type and historical experience in the aircraft leasing market and aviation industry, as well as information received from third party sources. Factors considered include the impact of fuel price volatility and higher average fuel prices; the impact of new technology aircraft (announcements, deliveries and order backlog) on current and future demand for mid-generation aircraft; the higher production rates sustained by manufacturers of more fuel-efficient newer generation aircraft during the recent economic downturn; the unfavorable impact of low rates of inflation on aircraft values; current market conditions and industry outlook for future marketing of older mid-generation aircraft and aircraft that are out of production; and a decreasing number of lessees for older aircraft. In addition our lessees may face financial difficulties and return aircraft to us prior to the contractual lease expiration dates. As a result, our cash flow assumptions may change and future impairment charges may be required.

        Portfolio Management Strategy.    We take into account our end-of-life management options and capabilities provided by our subsidiary AeroTurbine. AeroTurbine provides us with increased choices in managing the end-of-life of aircraft in our fleet and makes the part-out of an aircraft a more economically and commercially viable option by eliminating the payment of commissions to third parties. Parting-out aircraft also enables us to retain greater cash flows from an aircraft during the last cycle of an aircraft's life by allowing us to eliminate certain maintenance costs and realize higher net overhaul revenues resulting in changes in cash flow assumptions.

        Sensitivity Analysis.    Aircraft impairment charges on flight equipment held for use aggregated $1.2 billion for the year ended December 31, 2013. If estimated future undiscounted cash flows used in a hypothetical full fleet assessment as of December 31, 2013 were decreased by 10% or 20%, 14 additional aircraft with a net book value of $435.1 million or 52 additional aircraft with a net book value of $1.5 billion at December 31, 2013, respectively, would have been impaired and written down to their resulting respective fair values.

        Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed.    Management evaluates quarterly the need to perform recoverability assessments of contemplated aircraft sale or disposal transactions considering the requirements under GAAP. The recoverability assessment is performed if events or changes in circumstances indicate that it is more likely than not that an aircraft will be sold or parted-out significantly before the end of its previously estimated economic useful life. Due to the significant uncertainties of potential sales transactions, management must use its judgment to evaluate whether a sale or other disposal is more likely than not. The factors that management considers in its assessment include (i) the progress of the potential sales transactions through a review and evaluation of the sales related documents and other communications, including, but not limited to, letters of intent or sales agreements that have been negotiated or executed; (ii) our general or specific fleet strategies, liquidity requirements and other business needs and how those requirements bear on the likelihood of sale or other disposal; and (iii) the evaluation of potential execution risks, including the source of potential purchaser funding and other execution risks. Recoverability is measured by comparing the carrying amount of the aircraft to the estimated future undiscounted cash flows expected to be generated by the aircraft. If the future undiscounted cash flows are less than the aircraft carrying amount, the aircraft is impaired and is re-measured to fair value in accordance with our Fair Value Policy. Our Fair Value Policy is described in Note T of Notes to Consolidated Financial Statements. The difference between the fair value and the carrying amount of the aircraft is recognized as an impairment loss or fair value adjustment. The undiscounted cash flows will depend on the structure of the potential disposal transaction and may consist of cash flows from currently contracted leases, including estimated net overhaul rental collections, when appropriate, and the estimated proceeds from sale or other disposal.

        Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed aggregated $238.6 million for the year ended December 31, 2013. We recorded impairment charges and fair value adjustments of (i) $95.0 million on 19 aircraft likely to be sold or sold; and (ii) $143.6 million on 25 aircraft and seven engines intended to be or designated for part-out.

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

        Guarantees:    In limited cases, we have previously contracted to provide aircraft asset value guarantees to financial institutions and other third parties for a fee. We recognize the guarantee fee paid to us in Accrued interest and other payables on our Consolidated Balance Sheets. The fee received is amortized into Flight equipment marketing and gain on aircraft sales in our Consolidated Statements of Operations over the guarantee period. When it becomes probable that we will be required to perform under a guarantee, we cease recognition of the guarantee fee income and accrue a liability based on an estimate of the loss we will incur to perform under the guarantee.

        The estimate of the loss is generally measured as the amount by which the contractual guaranteed value exceeds the referenced aircraft fair value. The fair value of the referenced aircraft is estimated in accordance with our Fair Value Policy described in Note T of Notes to Consolidated Financial Statements.

        Inventory:    Our inventory consists primarily of engine and airframe parts and rotable and consumable parts and is included in Lease receivables and other assets on our Consolidated Balance Sheets. We value our inventory at the lower of cost or market. Cost is primarily determined using the specific identification method for individual part purchases and on an allocated basis for engines and aircraft purchased for disassembly and for bulk inventory purchases. Costs are allocated using the relationship of the cost of the engine, aircraft or bulk inventory purchase to the estimated retail sales value at the time of purchase. At the time of sale, this ratio is applied to the sales price of each individual part to determine its cost. We periodically evaluate this ratio and, if necessary, update sales estimates and make adjustments to this ratio. Generally, inventory that is held for more than four years is considered excess inventory and its carrying value is reduced to zero.

  Lease Revenue

        We lease flight equipment principally under operating leases and recognize rental revenue on a straight line basis over the life of the lease. The difference between the rental revenue recognized and the cash received under the provisions of our leases is included in Lease receivables and other assets and, in the event it is a liability, in Security deposits, deferred overhaul rental and other customer deposits on our Consolidated Balance Sheets. Past-due rental revenue is recognized on the basis of management's assessment of collectability. Management monitors all lessees that are behind in lease payments and evaluates lessee operational and financial issues to determine the amount of rental revenue to recognize for past due amounts. Our customers are required to make lease payments in advance and we generally recognize rental revenue only to the extent we have received payments or hold security deposits.

        Under the provisions of our leases, lessees are generally responsible for maintenance and repairs, including major maintenance (overhauls) over the term of the lease. Under the provisions of many of our leases, we receive overhaul rentals based on the usage of the aircraft. The usage is typically reported monthly by the lessee. For certain airframe and engine overhauls, we reimburse the lessee for costs incurred up to, but generally not exceeding, the overhaul rentals that the lessee has paid to us. We recognize overhaul rentals received, net of estimated overhaul reimbursements, as revenue. We estimate expected overhaul reimbursements during the life of the lease. This requires significant judgment. Management determines the reasonableness of the estimated future overhaul reimbursement rate considering quantitative and qualitative information including (i) changes in historical pay-out rates from period to period; (ii) trends in reimbursements made; (iii) trends in historical pay-out rates for expired leases; (iv) future estimates of pay-out rates on leases scheduled to expire in the near term; (v) changes in our business model or portfolio strategies; and (vi) other factors affecting the future pay-out rates that may occur from time to time. Changes in the expected overhaul reimbursement estimate result in an adjustment to the cumulative deferred overhaul rental balance sheet amount, which is recognized in current period results. If overhaul reimbursements are different than our estimates, or if estimates of future reimbursements change, there could be a material impact on our results of operations in a given period. During the years ended December 31, 2013, 2012 and 2011, we recognized net overhaul rental revenues of approximately $202.4 million, $241.6 million and $198.8 million, respectively, from overhaul rental collections of $713.4 million, $722.0 million and $734.0 million, respectively, during those periods. The decrease in net overhaul rental revenue recognized for the year ended December 31, 2013 as compared to the year ended December 31, 2012, primarily reflects an increase in overhaul rentals deferred due to higher expected overhaul reimbursements on certain aircraft types in our fleet.

        Additionally, in connection with a lease of a used aircraft, we generally agree to contribute to certain maintenance events the lessee incurs during the lease. At the time we pay the agreed upon maintenance reimbursement, we record the reimbursement against deferred overhaul rentals, to the extent we have received overhaul rentals from the lessee, and against return condition deficiency deposits, to the extent received from the prior lessee. We capitalize as lease incentives any amount of the actual maintenance reimbursement we pay in excess of overhaul rentals paid to us by the lessee and payments received from prior lessees for deficiencies in return conditions and amortize the lease incentives as a reduction of revenues from Rental of flight equipment over the remaining life of the lease. We capitalized lease incentives of $138.5 million, $65.8 million, and $89.6 million, which included such maintenance contributions, for the years ended December 31, 2013, 2012 and 2011, respectively. During the years ended December 31, 2013, 2012 and 2011, we amortized lease incentives as a reduction of revenues from Rental of flight equipment aggregating $78.1 million, $61.5 million and $63.4 million, respectively.

  Derivative Financial Instruments

        From time to time, we may employ a variety of derivative instruments to manage our exposure to interest rate risks and, at times, foreign currency risks. Derivatives are recognized at their fair values on our Consolidated Balance Sheets. Management determines the fair values of our derivatives each quarter using a discounted cash flow model, which incorporates an assessment of the risk of non-performance by our swap counterparties. The model uses various inputs including contractual terms, interest rate, credit spreads and volatility rates, as applicable. When hedge accounting treatment is achieved for a derivative, the changes in fair value related to the effective portion of the hedge is recognized in OCI if designated as a cash flow hedge, or in current period earnings if designated as a fair value hedge. The ineffective portion of the hedge is recognized in income. At the time the derivative is designated as a hedge, we select a method of effectiveness assessment, which we must use for the life of the hedge. We use the "hypothetical derivative method" for all of our hedges when we assess effectiveness. This method involves establishing a hypothetical derivative that mirrors the hedged item, but has a zero-value at the hedge designation date. The cumulative change in fair value of the actual hedge derivative instrument is compared to the cumulative change in the fair value of the hypothetical derivative. The difference between these two amounts is the calculated ineffectiveness and is recognized in current period earnings.

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

        Aircraft:    We measure the fair value of aircraft on a non-recurring basis, when GAAP requires the application or use of fair value, including events or changes in circumstances that indicate that the carrying amounts of our aircraft may not be recoverable. We principally use the income approach to measure the fair value of our aircraft. The income approach is based on the present value of estimated future cash flows, including current contractual lease cash flows and projected future non-contractual lease cash flows, extended to the end of the aircraft's estimated holding period in its highest and best use configuration, as well as a disposition value based on expectations of market participants. Other than the exclusion of estimated net overhaul rental cash flows, the cash flows used in the fair value estimate are generally consistent with those used in the recurring recoverability assessment for aircraft held for use and are subject to the same management judgment. See "—Flight Equipment—Impairment Charges on Flight Equipment Held for Use" above for further discussion.

  Income Taxes

        ILFC is included in the consolidated federal income tax return of AIG, as well as certain state tax returns where AIG files on a combined/unitary basis. Our provision for federal income taxes is calculated on a separate return basis, adjusted to give recognition to the effects of net operating losses, foreign tax credits and other tax benefits to the extent we estimate that they would be realizable in AIG's consolidated federal income tax return. Under our tax sharing agreement with AIG, we settle our current tax liability as if ILFC and its subsidiaries are each a separate standalone taxpayer. Thus, AIG credits us to the extent our net operating losses, foreign tax credits and other tax benefits (calculated on a separate return basis) are used in AIG's consolidated tax return and charges us to the extent of our tax liability (calculated on a separate return basis). To the extent the benefit of a net operating loss is not utilized in AIG's consolidated federal income tax return, AIG reimburses us upon the expiration of the loss carry-forward period as long as we are still included in AIG's consolidated federal income tax return and the benefit would have been utilized if we had filed a separate consolidated federal income tax return. Our provision for state income taxes includes California, in which we file with AIG using the unitary apportionment factors, and certain other states, in which we file separate tax returns. Currently, under the agreement AIG has entered into with AerCap, net tax payments under our tax sharing agreement with AIG have been temporarily suspended, and our tax sharing agreement with AIG will be terminated upon the consummation of the AerCap Transaction.

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

        We recognize an uncertain tax benefit only to the extent that it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Our effective tax rate for the year ended December 31, 2013 was 35.1% as compared to (10.6)% for the same period in 2012. Our effective tax rate for the year ended December 31, 2012 was significantly impacted by a net adjustment of $162.6 million as a result of adjustments in the tax basis of certain flight equipment. The adjustment related to depreciation deductions allocable to tax-exempt foreign trade income and was made as a result of a court decision which ruled in favor of a taxpayer. See Note O of Notes to Consolidated Financial Statements.

Results of Operations

  Year Ended December 31, 2013 Versus 2012

        Flight Equipment:    During the year ended December 31, 2013, we had the following activity related to Flight equipment:

Number of Aircraft
Flight equipment at December 31, 2012	919
Aircraft reclassified to Net investment in finance and sales-type leases	(10)
Aircraft purchases	38
Aircraft sold from Flight equipment	(24)
Aircraft designated for part-out	(12)

Flight equipment at December 31, 2013(a)	911

(a)
Excludes nine aircraft owned and leased by AeroTurbine and 22 aircraft classified as finance and sales-type leases.

        (Loss) Income before Income Taxes:    We had a loss before income taxes of $(796.5) million for the year ended December 31, 2013, as compared to income before income taxes of $371.1 million for the same period in 2012, primarily due to a $1.2 billion increase in recorded impairment charges and fair value adjustments on flight equipment. See below for a detailed analysis of each category affecting (loss) income before income taxes.

        Rental of Flight Equipment:    Revenues from rentals of flight equipment decreased to $4,166.0 million for the year ended December 31, 2013 from $4,345.6 million for the same period in 2012. The average number of aircraft we owned during the year ended December 31, 2013, decreased to 915 compared to 925 for the year ended December 31, 2012. Revenues from rentals of flight equipment recognized for the year ended December 31, 2013 as compared to the year ended December 31, 2012 decreased (i) $164.2 million due to the re-lease of aircraft and extension of expiring leases, which will normally re-lease or extend at lower rental rates than the rates on the previous leases as the aircraft will be older; (ii) $117.5 million related to aircraft in service during the year ended December 31, 2012 and consigned, sold or designated as held for sale prior to December 31, 2013; (iii) $39.2 million decrease in net overhaul rentals recognized; and (iv) $8.3 million decrease in lease revenue earned through AeroTurbine transactions. These decreases in revenue were offset by a $149.6 million increase from new aircraft added to our fleet that earned revenue for a greater number of days during the year ended December 31, 2013 than during the same period in 2012.

        At December 31, 2013, seven customers operating 35 aircraft were 60 days or more past due on minimum lease payments aggregating $3.4 million relating to some of those aircraft, $1.9 million of which related to one customer. Of this amount, we recognized $2.5 million in rental income through December 31, 2013. In comparison, at December 31, 2012, seven customers operating 12 aircraft were 60 days or more past due on minimum lease payments aggregating $9.1 million relating to some of those aircraft, $7.1 million of which related to two customers. Of this amount, we recognized $5.8 million in rental income through December 31, 2012.

        At December 31, 2013, five aircraft in our fleet were not subject to a signed lease agreement or a signed letter of intent. All five of these aircraft are likely to be parted out or sold and are not being remarketed for lease. These aircraft did not meet the criteria for being classified as held for sale as of December 31, 2013.

        Flight Equipment Marketing and Gain on Aircraft Sales:    Flight equipment marketing and gain on aircraft sales increased to $128.1 million for the year ended December 31, 2013, compared to $35.4 million for the same period in 2012, primarily due to larger gains recorded on 18 aircraft sold, six of which were converted into sales-type leases during the year ended December 31, 2013 as compared to the gains recorded on 15 aircraft sold, seven of which were converted into sales-type leases for the same period in 2012. The amount of the gain depends on the type and age of, and demand for, flight equipment marketed in each period.

        Other Income:    Other income decreased slightly to $123.2 million for the year ended December 31, 2013, compared to $123.3 million for the same period in 2012 primarily due to a $7.2 million increase in interest income from Notes receivable and Net investment in finance and sales-type leases, offset by a $6.6 million decrease in revenue recognized by AeroTurbine, net of cost of sales, from the sale of engines, airframes, parts and supplies and a $0.7 million decrease in early termination fees and security deposit forfeitures.

        Interest Expense:    Interest expense decreased to $1,426.9 million for the year ended December 31, 2013, compared to $1,555.6 million for the same period in 2012. Our average debt outstanding, net of deferred debt discount, decreased to $22.9 billion during the year ended December 31, 2013, compared to $24.4 billion during the same period in 2012.

        Depreciation:    Depreciation of flight equipment decreased 3.6% to $1,850.3 million for the year ended December 31, 2013, compared to $1,918.7 million for the same period in 2012, primarily due to aircraft disposals and the conversion of certain aircraft under operating leases to sales-type leases.

        Aircraft Impairment Charges on Flight Equipment Held for Use:    Aircraft impairment charges on flight equipment held for use increased to $1,162.8 million relating to 44 aircraft for the year ended December 31, 2013, as compared to $102.7 million relating to ten aircraft recorded for the year ended December 31, 2012, primarily in connection with our third quarter of 2013 recoverability assessment whereby we concluded that the net book values of certain four-engine widebody aircraft in our fleet were no longer supportable based upon the latest cash flow estimates because the estimated holding periods were not likely to be as long as previously anticipated. The increasing number of aircraft operators looking to completely or partially replace their Airbus A340s and Boeing 747s is expected to increase the available supply of these aircraft types and diminish future lease placement opportunities. Sustained high fuel prices, the introduction of more fuel-efficient aircraft, and the success of competing aircraft models have resulted in a shrinking operator base for these aircraft types. These factors along with the latest updates to airline fleet plans and recent efforts to remarket these aircraft informed our conclusions. Approximately $1.0 billion of the $1.2 billion in impairment charges recorded for the year ended December 31, 2013, resulted from the four-engine widebody aircraft and in particular the Airbus A340-600s, which has a limited operator base. See "Critical Accounting Policies and Estimates—Flight Equipment."

        Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to Be Disposed:    During the years ended December 31, 2013 and 2012, respectively, we recorded the following aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed (See Note G of Notes to Consolidated Financial Statements):

	Year Ended
	December 31, 2013			December 31, 2012
	Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments		Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments
	(Dollars in millions)
Impairment charges and fair value adjustments on aircraft likely to be sold or sold (including sales-type leases)	19	$95.0	(a)	10	$43.3
Fair value adjustments on held for sale aircraft sold or transferred from held for sale back to flight equipment	—	—		4	4.1
Impairment charges on aircraft intended to be or designated for part-out	25	143.6	(b)	12	42.3	(b)

Total Impairment charges and fair value adjustments on flight equipment sold or to be disposed	44	$238.6		26	$89.7

(a)
Includes charges relating to 11 aircraft that met the criteria to be classified as Flight equipment held for sale, and were reclassified into Flight equipment held for sale. During the year ended December 31, 2013, 10 of these aircraft were sold to a third party and one of these aircraft was converted to a finance and sales-type lease.

(b)
Includes charges relating to seven engines for the year ended December 31, 2013 and 13 engines for the year ended December 31, 2012.

        Loss on Extinguishment of Debt:    During the year ended December 31, 2013, we prepaid in full our $550 million secured term loan originally scheduled to mature in April 2016, the total outstanding under both tranches of the $106.0 million secured financing, and the total outstanding under the $55.4 million secured financing, and prepaid $150 million of the $900 million outstanding principal amount of our secured term loan due June 30, 2017. In connection with these prepayments, we recognized charges aggregating $17.7 million from the write off of unamortized deferred financing costs and deferred debt discount.

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

        Aircraft Costs:    Aircraft costs decreased to $71.6 million for the year ended December 31, 2013, compared to $134.8 million for the same period in 2012 primarily due to fewer repossessions of aircraft from customers that have ceased operations and lower than initially estimated losses related to repossessions of aircraft from a customer that ceased operations in 2012.

        Selling, General and Administrative Expenses:    Selling, general and administrative expenses increased to $338.7 million for the year ended December 31, 2013, compared to $259.4 million for 2012 due to (i) a $42.0 million increase in salaries and employee related expenses, as a result of (a) increased expense for certain incentive plans that will either be accelerated or paid upon the closing of the sale of ILFC to Aercap, (b) the impact of the appreciation in AIG's stock price on share-based compensation expense, and (c) an increase in employee headcount; (ii) a $34.7 million increase in professional, consulting and legal fees primarily relating to the potential future separation from AIG and litigation activities; and (iii) a net increase of $2.6 million in other expense categories.

        Other Expenses:    Other expenses for the years ended December 31, 2013 and 2012 were $107.2 million and $49.3 million , respectively. The results for the year ended December 31, 2013, were primarily impacted by a $100.5 million provision recorded for asset value guarantees on six aircraft. See Note R of Notes to Consolidated Financial Statements. The results for the year ended December 31, 2012, were primarily impacted by a $31.3 million provision recorded for asset value guarantees associated with three aircraft and $18.0 million of rent expense associated with two aircraft leases that expired in January 2013.

        Provision for Income Taxes:    Our effective tax rate for the year ended December 31, 2013 was 35.1% as compared to (10.6)% for the same period in 2012. Our effective tax rate for the year ended December 31, 2012 was significantly impacted by a net adjustment of $162.6 million as a result of adjustments in the tax basis of certain flight equipment. The adjustment related to depreciation deductions allocable to tax-exempt foreign trade income and was made as a result of a court decision which ruled in favor of a taxpayer. See Note O of Notes to Consolidated Financial Statements. Our unrecognized tax benefits increased by $83.3 million for the year ended December 31, 2013, the benefits of which, if recognized, would have a significant impact on our effective tax rate.

        Other Comprehensive Income:    Other comprehensive income increased to $8.3 million for the year ended December 31, 2013, compared to $7.1 million for the same period in 2012, primarily due to changes in the market values on derivatives qualifying for and designated as cash flow hedges.

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

  •
  a $85.2 million increase in aircraft costs primarily from costs related to the repossession of the 55 aircraft from lessees that ceased operations or filed for bankruptcy, or its equivalent, and the costs related to re-lease of these aircraft; and

  •
  a $69.4 million increase in selling, general and administrative expenses primarily driven by expenses related to AeroTurbine, which we did not acquire until October 7, 2011, and higher employee related expenses related to an increase in employee headcount and an increase in share based compensation.

        See below for a detailed analysis of each category affecting income before income taxes.

        Rental of Flight Equipment:    Revenues from rentals of flight equipment decreased to $4,345.6 million for the year ended December 31, 2012 from $4,454.4 million for the same period in 2011. The average number of aircraft we owned during the year ended December 31, 2012, decreased to 925 compared to 932 for the year ended December 31, 2011. Revenues from rentals of flight equipment recognized for the year ended December 31, 2012 as compared to the year ended December 31, 2011 decreased (i) $219.5 million due to the re-lease of aircraft and extension of expiring leases, which will normally re-lease or extend at lower rental rates than the rates on the previous leases as the aircraft will be older; and (ii) $81.2 million related to aircraft in service during the year ended December 31, 2011 and consigned, sold or designated as held for sale prior to December 31, 2012. These decreases in revenue were offset by increases of (i) $88.1 million from new aircraft added to our fleet that earned revenue for a greater number of days during the year ended December 31, 2012 than during the same period in 2011; (ii) $60.9 million in lease revenue earned through AeroTurbine transactions, which we did not acquire until October 7, 2011; and (iii) $42.9 million in net overhaul rental revenue recognized, resulting from less overhaul rentals deferred for the year ended December 31, 2012, as compared to the same period in 2011. Our 2012 revenues from rentals of flight equipment include $62.6 million (1.4% of total revenue) from lessees who filed for bankruptcy protection or ceased operations during 2012. During the year ended December 31, 2012, 11 of our customers, including one with two separate operating certificates, ceased operations or filed for bankruptcy, or its equivalent, and returned 55 of our aircraft.

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

        Flight Equipment Marketing and Gain on Aircraft Sales:    Flight equipment marketing and gain on aircraft sales increased by $21.0 million for the year ended December 31, 2012, as compared to the same period in 2011, primarily due to gains recorded on 15 aircraft sold, seven of which were converted into sales-type leases during the year ended December 31, 2012 as compared to gains recorded on one aircraft sold and two aircraft converted to finance leases for the same period in 2011.

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

        Interest Expense:    Interest expense decreased to $1,555.6 million for the year ended December 31, 2012, compared to $1,569.5 million for the same period in 2011. Our average debt outstanding, net of deferred debt discount, decreased to $24.4 billion during the year ended December 31, 2012, compared to $26.0 billion during the same period in 2011.

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

        Aircraft Impairment Charges on Flight Equipment Held for Use:    Aircraft impairment charges on flight equipment held for use decreased to $102.7 million relating to ten aircraft for the year ended December 31, 2012, as compared to $1,567.2 million relating to 100 aircraft recorded for the year ended December 31, 2011. The 2011 impairment charges were primarily due to changes in the estimated holding period and residual values of certain out-of-production aircraft or aircraft impacted by new technology developments, resulting from our analysis of then-current macro-economic factors and our acquisition of AeroTurbine when performing our 2011 annual recoverability assessment. See "Critical Accounting Policies and Estimates—Flight Equipment."

        Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to Be Disposed:    During the years ended December 31, 2012 and 2011, respectively, we recorded the following aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed:

	Year Ended
	December 31, 2012			December 31, 2011
	Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments		Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments
	(Dollars in millions)
Impairment charges and fair value adjustments on aircraft likely to be sold or sold (including sales-type leases)	10	$43.3		17	$163.1
Fair value adjustments on held for sale aircraft sold or transferred from held for sale back to flight equipment	4	4.1		10	(3.7	)(a)
Impairment charges on aircraft intended to be or designated for part-out	12	42.3	(b)	3	10.9

Total Impairment charges and fair value adjustments on flight equipment sold or to be disposed	26	$89.7		30	$170.3

(a)
Included in this amount are net positive fair value adjustments related to aircraft previously held for sale, but which no longer met such criteria and were subsequently reclassified to Flight equipment. Also included in this amount are net positive fair value adjustments related to sales price adjustments for aircraft that were previously held for sale and sold during the period presented.

(b)
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

        Selling, General and Administrative Expenses:    Selling, general and administrative expenses increased to $259.4 million for the year ended December 31, 2012, compared to $190.0 million for 2011 due to (i) a $40.8 million increase in salaries and employee related expenses due to an increase in share-based compensation resulting from a significant improvement in AIG's stock price, an increase in employee headcount and an out of period credit adjustment in 2011 relating to pension expenses covering employee services from 1996 to 2010, with no such credit recorded for the year ended December 31, 2012; (ii) a $32.9 million increase due to expenses incurred by AeroTurbine, which we did not acquire until October 7, 2011; (iii) a $3.1 million increase in professional and consulting costs; and (iv) a $1.9 million net increase in other expense categories. These increases were partially offset by a decrease of $9.3 million relating to the write-down of spare parts and computer equipment during 2011 with no such costs incurred for the year ended December 31, 2012.

        Other Expenses:    Other expenses for the years ended December 31, 2012 and 2011 were $49.3 million and $88.2 million respectively. The results for the year ended December 31, 2012, were primarily impacted by a $31.3 million provision recorded for asset value guarantees associated with three aircraft. The results for the year ended December 31, 2011, were primarily impacted by a $21.9 million provision recorded for loss on notes receivable, a $23.1 million provision recorded for loss on finance and sales-type leases and a $20 million charge on aircraft engine order cancellation.

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

Liquidity

        We generally fund our operations, which primarily consist of aircraft purchases, debt principal and interest payments and operating expenses, through a variety of sources. These sources include available cash balances, internally generated funds, including lease rental payments and proceeds from aircraft sales and part-outs, and debt issuance proceeds. In addition to these sources of funds, we have $2.3 billion available under our unsecured revolving credit facility. As part of our liquidity management strategy, we strive to maintain, and believe we currently have, sufficient liquidity to cover our debt maturities over the next 18 to 24 months and our capital expenditures over the next 12 months. We also target a ratio of adjusted net debt to adjusted shareholders' equity between 2.5-to-1.0 and 3.0-to-1.0, and our ratio was 2.5-to-1.0 at December 31, 2013. Adjusted net debt to adjusted shareholders' equity is a non-GAAP financial measure; see Non-GAAP Financial Measurements for a reconciliation of non-GAAP financial measures to their most directly comparable GAAP measures. We are also focused on aligning our operating cash flows with the principal obligations due on our debt on an annual basis and the weighted average maturities on our debt financing was 6.3 years as of December 31, 2013. We have also continued to diversify our funding sources to include both secured and unsecured financings from public debt markets, commercial banks and institutional loan markets, among others.

        During the year ended December 31, 2013, we generated cash flows from operations of approximately $2.4 billion and we raised approximately $1.8 billion of net proceeds from the issuance of unsecured notes. In addition, we refinanced our secured term loan due June 30, 2017 at a lower interest rate and prepaid $150 million of the $900 million outstanding principal amount as part of the refinancing agreement, and we prepaid in full our $550 million secured term loan originally scheduled to mature in April 2016.

        At December 31, 2013, we had approximately $1.4 billion in cash and cash equivalents available for use in our operations. We also had $464.8 million of cash restricted from general use in our operations, but which we can use to satisfy certain obligations under our operating leases and to pay principal and interest primarily on our 2004 ECA facility. At February 24, 2014, we had the full $2.3 billion available to us under our revolving credit facility and approximately $64.5 million of the $430.0 million was available under AeroTurbine's credit facility. We also have the potential ability to increase the AeroTurbine credit facility by an additional $70 million either by adding new lenders or allowing existing lenders to increase their commitments if they choose to do so.

        Our bank credit facilities and indentures limit our ability to incur secured indebtedness. The most restrictive covenant in our bank credit facilities permits us and our subsidiaries to incur secured indebtedness totaling up to 30% of our consolidated net tangible assets, as defined in the credit agreement, and such limit currently totals approximately $9.7 billion. This limitation is subject to certain exceptions, including the ability to incur secured indebtedness to finance the purchase of aircraft. As of February 24, 2014, we were able to incur an additional $7.4 billion of secured indebtedness under this covenant. Our debt indentures also restrict us and our subsidiaries from incurring secured indebtedness in excess of 12.5% of our consolidated net tangible assets, as defined in the indentures. However, we may obtain secured financing without regard to the 12.5% consolidated net tangible asset limit under our indentures by doing so through subsidiaries that qualify as non-restricted under such indentures.

        In addition to addressing our liquidity needs through debt financings, we may also pursue potential aircraft sales and part-outs. During the year ended December 31, 2013, we sold 26 aircraft and one engine for approximately $744 million in aggregate gross proceeds in connection with our ongoing fleet management strategy. As of February 24, 2014, we had sold one additional aircraft in 2014 and we anticipate sales of additional aircraft during the remainder of 2014. In evaluating potential sales or part-outs of aircraft, we balance maximization of cash today with the long-term value of holding aircraft.

        On December 16, 2013, AIG entered into an agreement with AerCap and AerCap Ireland Limited, a wholly-owned subsidiary of AerCap, for the sale of 100 percent of our common stock for consideration consisting of $3.0 billion in cash, a portion of which will be funded by a special distribution of $600.0 million to be paid by us to AIG upon consummation of the transaction, and approximately 97.6 million newly-issued AerCap common shares. The consideration has a value of approximately $5.4 billion based on AerCap's pre-announcement closing price per share of $24.93 on December 13, 2013. The transaction is subject to required regulatory approvals, including all applicable U.S. and foreign regulatory reviews and approvals, as well as other customary closing conditions. The transaction was approved by AerCap shareholders on February 13, 2014 and is expected to close in 2014. In connection with the financing of the transaction, AerCap has entered into a $2.75 billion bridge credit agreement. At the closing of the transaction, we and certain of our subsidiaries will become guarantors of the facility. Additionally, AIG has entered into a credit agreement for a senior unsecured revolving credit facility between AerCap Ireland as borrower and AIG as lender. The revolving credit facility provides for an aggregate commitment of $1 billion and permits loans for general corporate purposes after the closing of the transaction. We will become a guarantor of the facility after the closing of the transaction.

        In addition, we recently amended our $2.3 billion revolving credit facility. The amendment will only become effective upon the occurrence of certain conditions, including the consummation of the pending sale of us to AerCap. As part of the amendments to our revolving credit facility, AerCap and certain of its subsidiaries will be required to guarantee our obligations under the revolving credit facility and the cross-default provision will extend to defaults on certain indebtedness of AerCap or any of its subsidiaries that are guarantors at such time under the revolving credit agreement. The amendments to the revolving credit facility also add financial covenants and revise other financial and restrictive covenants. The new and revised financial covenants will be measured on a consolidated basis for AerCap and its subsidiaries.

        We believe the sources of liquidity mentioned above, together with our cash generated from operations, will be sufficient to operate our business and repay our debt maturities for at least the next 18 to 24 months and to cover our capital expenditures for at least the next 12 months.

Debt Financings

        We have borrowed funds on both a secured and unsecured basis from various sources. Significant capital resources and liquidity developments in 2013 include:

  •
  issuances of $750 million of unsecured 3.875% notes due 2018 and $500 million of unsecured 4.625% notes due 2021;

  •
  the issuance of $550 million of unsecured floating rate notes due 2016, bearing interest at three-month LIBOR plus a margin of 1.95%;

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

        Our debt financing was comprised of the following at December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
	(Dollars in thousands)
Secured
Senior secured bonds	$3,900,000	$3,900,000
ECA and Ex-Im financings	1,746,144	2,193,229
Secured bank debt(a)	1,811,705	1,961,143
Institutional secured term loans	750,000	1,450,000
Less: Deferred debt discount(b)	(5,058)	(15,125)

	8,202,791	9,489,247
Unsecured
Bonds and medium-term notes	12,269,522	13,890,747
Less: Deferred debt discount(b)	(31,456)	(37,207)

	12,238,066	13,853,540

Total Senior Debt Financings	20,440,857	23,342,787
Subordinated debt	1,000,000	1,000,000

	$21,440,857	$24,342,787

Selected interest rates and ratios which include the economic effect of derivative instruments:
Weighted average effective cost of borrowing(c)	5.94%	6.09%
Percentage of total debt at fixed rates	78.64%	79.16%
Weighted average effective cost of borrowing on fixed rate debt(c)	6.74%	6.77%

(a)
Of these amounts, $173.5 million (2013) and $270.5 million (2012) are non-recourse to ILFC. These secured financings were incurred by VIEs, and consolidated into our consolidated financial statements.

(b)
During the year ended December 31, 2013, we recorded a $19.5 million adjustment to correct and fully align amortization of deferred debt issue costs and debt discounts in prior periods with the effective interest method, of which $4.4 million related to debt discounts and is reflected herein. See Note A of Notes to Consolidated Financial Statements.

(c)
Excludes the effect of amortization of deferred debt issue cost.

        The following table presents information regarding the collateral provided for our secured debt as of December 31, 2013:

	As of December 31, 2013
	Debt Outstanding	Net Book Value	Number of Aircraft
	(Dollars in thousands)
Senior secured bonds	$3,900,000	$5,864,796	174
ECA and Ex-Im financings	1,746,144	4,938,321	118
Secured bank debt(a)	1,811,705	2,591,814	61
Institutional secured term loans	750,000	1,266,438	52

Total	$8,207,849	$14,661,369	405

(a)
Amounts represent net book value and number of aircraft securing ILFC secured bank term debt and do not include the book value or number of AeroTurbine assets securing the AeroTurbine revolving credit agreement, under which $380.5 million is included in the total debt outstanding. ILFC guarantees the AeroTurbine revolving credit agreement on an unsecured basis.

        Our debt agreements contain various affirmative and restrictive covenants. See Note K of Notes to Consolidated Financial Statements for a description of each financing arrangement. As of December 31, 2013, we were in compliance with the covenants in our debt agreements.

Derivatives

        From time to time, we may employ a variety of derivative products to manage our exposure to interest rate risks and foreign currency risks. We enter into derivative transactions only to economically hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements, foreign currency swap agreements and interest rate cap agreements. At December 31, 2013, our derivative portfolio consisted of interest rate swaps. All of our interest rate swap agreements have been designated as and accounted for as cash flow hedges. We did not designate our interest rate cap agreements as hedges when they were outstanding.

        When interest rate and foreign currency swaps are effective as cash flow hedges, they offset the variability of expected future cash flows, both economically and for financial reporting purposes. We have historically used such instruments to effectively mitigate foreign currency and interest rate risks. The effect of our ability to apply hedge accounting for the swap agreements is that changes in their fair values are recorded in OCI instead of in earnings for each reporting period, when they were outstanding. As a result, reported net income will not be directly influenced by changes in interest rates and currency rates.

        The counterparty to all our interest rate swaps at December 31, 2013, is AIG Markets, Inc., a wholly owned subsidiary of AIG. The swap agreements are subject to a bilateral security agreement and a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. Failure of the counterparty to perform under the derivative contracts would not have a material impact on our results of operations and cash flows, as all of our derivatives were in a liability position at December 31, 2013.

Credit Ratings

        While a ratings downgrade does not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of such financings.

        The following table summarizes our current ratings by Fitch, Moody's and S&P, the nationally recognized rating agencies:

  Unsecured Debt Ratings

Rating Agency	Senior Unsecured Debt Rating	Corporate Rating	Outlook/Watch	Date of Last Ratings Action
Fitch	BB	BB	Rating Watch Positive	December 16, 2013
Moody's	Ba3	Ba3	Negative Outlook	January 17, 2014
S&P	BBB-	BBB-	CreditWatch Negative	December 16, 2013

  Secured Debt Ratings

Rating Agency	$750 Million 2012 Term Loan	$3.9 Billion Senior Secured Notes
Fitch	BB	BBB-
Moody's	Ba2	Ba2
S&P	BBB-	BBB-

        These credit ratings are the current opinions of the rating agencies and they may be changed, suspended or withdrawn at any time by the rating agencies as a result of various circumstances.

Existing Commitments

        The following table summarizes our contractual obligations at December 31, 2013:

	Commitments Due by Fiscal Year
	Total	2014	2015	2016	2017	2018	Thereafter
	(Dollars in thousands)
Bonds and medium-term notes	$12,269,522	$1,039,502	$2,010,020	$1,550,000	$2,000,000	$770,000	$4,900,000
Senior secured bonds	3,900,000	1,350,000	—	1,275,000	—	1,275,000	—
Secured bank loans(a)	1,811,705	208,387	514,528	172,566	173,537	742,687	—
ECA and Ex-Im financings	1,746,144	448,029	359,960	282,492	226,188	192,448	237,027
Other secured financings	750,000	—	—	—	750,000	—	—
Subordinated debt	1,000,000	—	—	—	—	—	1,000,000
Estimated interest payments including the effect of derivative instruments(b)	7,766,329	1,231,312	1,075,387	881,027	670,272	506,179	3,402,152
Operating leases(c)	56,994	14,704	11,463	4,389	3,643	3,308	19,487
Pension obligations(d)	6,476	999	1,066	1,105	1,153	1,105	1,048
Commitments under ILFC flight equipment purchase agreements(e)	21,845,113	2,161,915	2,994,152	3,152,739	4,540,758	4,374,655	4,620,894
Commitments under AeroTurbine flight equipment purchase agreements	31,250	31,250	—	—	—	—	—

Total	$51,183,533	$6,486,098	$6,966,576	$7,319,318	$8,365,551	$7,865,382	$14,180,608

(a)
Includes $380.5 million outstanding under AeroTurbine's revolving credit facility.

(b)
Estimated interest payments for floating rate debt included in this table are based on rates at December 31, 2013. Estimated interest payments include the estimated impact of our interest rate swap agreements. For floating rate debt that has been swapped into fixed rate debt, the estimated interest payments reflect the swapped fixed rate.

(c)
Consists primarily of office buildings under lease. Minimum rentals have not been reduced by future minimum sublease rentals of $1.9 million receivable under non-cancellable subleases.

(d)
Our pension obligations are part of intercompany expenses, which AIG allocates to us on an annual basis. The amount is an estimate of such allocation. The column "2014" consists of total estimated allocations for 2014 and the column "Thereafter" consists of the 2019 estimated allocation. The amount allocated has not been material to date.

(e)
Includes sale-leaseback transactions in 2014 and 2015 and commitments to purchase 13 new spare engines. Our obligation to purchase nine of the total aircraft is contingent upon the occurrence of certain events.

Contingent Commitments

        From time to time, we have previously participated with airlines, banks and other financial institutions in the financing of aircraft by providing aircraft asset value guarantees. As a result, if we are called upon to fulfill our obligations, we have recourse to the value of the underlying aircraft. The table below reflects our potential payments for these contingent obligations, without any offset for the projected value of the aircraft.

	Contingency Expiration by Fiscal Year
	Total	2014		2015	2016	2017	2018	Thereafter
	(Dollars in thousands)
Asset Value Guarantees	$333,219	$2,654	(a)	$157,132	$—	$46,140	$31,000	$96,293

(a)
Represents a loan guarantee collateralized by aircraft that expires in 2014.

        The table above does not include $809 million of unrecognized tax benefits, consisting primarily of FSC and ETI benefits, and any effect of our net tax liabilities, the timing of which is uncertain.

Non-GAAP Financial Measurements

        Adjusted net debt and adjusted shareholders' equity are not defined under GAAP, and may not be comparable to similarly titled measures reported by other companies. Investors should consider adjusted net debt and adjusted shareholders' equity in addition to, and not as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. We have presented these measures of financial leverage because it is the way we present our leverage to investors and because it aligns, in part, with definitions under certain of our debt covenants.

        Adjusted net debt means our total debt, net of deferred debt discount, less cash and cash equivalents, excluding restricted cash, and less a 50% equity credit for our $1.0 billion outstanding in hybrid instruments, as of the corresponding period. Adjusted shareholders' equity means our total shareholders' equity less AOCI, and including a 50% equity credit for our $1.0 billion outstanding in hybrid instruments. AOCI, which principally reflects aggregate changes in the market value of our cash flow hedges, has been excluded from adjusted shareholders' equity because it is excluded from shareholders' equity in determining compliance with our debt covenants. Total debt has been adjusted by cash and cash equivalents, excluding restricted cash, to better evaluate our financial condition and our future obligations that would not be readily satisfied by cash and cash equivalents on hand. Total debt and shareholders' equity are adjusted by a 50% equity credit for our $1.0 billion outstanding in hybrid instruments to reflect the equity nature of that financing arrangement and to provide information in line with our debt covenant calculations.

        The following table reconciles adjusted net debt to the most directly comparable GAAP measure, total debt:

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Total debt, net of deferred debt discount, including current portion	$21,440,857	$24,342,787	$24,384,272	$27,554,100	$29,711,739
Less: Cash and cash equivalents, excluding restricted cash	1,351,405	3,027,587	1,975,009	3,067,697	336,911
Less: 50% equity credit for $1.0 billion in hybrid instruments	500,000	500,000	500,000	500,000	500,000

Adjusted net debt	$19,589,452	$20,815,200	$21,909,263	$23,986,403	$28,874,828

        The following table reconciles adjusted shareholder's equity to the most directly comparable GAAP measure, total shareholder's equity:

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Total shareholders' equity	$7,442,885	$7,942,868	$7,531,869	$8,225,007	$8,655,089
Less: Accumulated other comprehensive loss	(4,184)	(12,491)	(19,637)	(58,944)	(138,206)
Plus: 50% equity credit for $1.0 billion in hybrid instruments	500,000	500,000	500,000	500,000	500,000

Adjusted shareholders' equity	$7,947,069	$8,455,359	$8,051,506	$8,783,951	$9,293,295

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

        We mitigate our floating interest rate risk by entering into interest rate swap contracts as appropriate. After taking our swap agreements into consideration, which in effect have fixed the interest rates of the hedged debt, our floating rate debt comprised approximately 21.4% of our total outstanding debt obligations, or approximately $4.6 billion in aggregate principal amount, at December 31, 2013.

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

        Assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100 basis-point increase or decrease in our variable interest rates would have increased or decreased our interest expense, and accordingly our cash flows, by approximately $46.0 million on an annualized basis. The same hypothetical 100 basis-point increase or decrease in interest rates on our total outstanding debt obligations, including fixed and floating rate debt, would have increased or decreased our interest expense, and accordingly our cash flows, by approximately $215.0 million on an annualized basis.

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

        In conjunction with the close of each fiscal quarter, we conduct a review and evaluation, under the supervision and with the participation of our management, including the Certifying Officers, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2013, the end of the year covered by this annual report.

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

        ILFC management, including the Certifying Officers, conducted an assessment of the effectiveness of ILFC's internal control over financial reporting as of December 31, 2013, based on the criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). ILFC management has concluded that, as of December 31, 2013, ILFC's internal control over financial reporting was effective based on the criteria in the 1992 Internal Control—Integrated Framework issued by the COSO.

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

  (C)
  Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 14.    Principal Accountant Fees and Services

        Aggregate fees for professional services rendered to us by PricewaterhouseCoopers LLP ("PwC") for the years ended December 31, 2013 and 2012 were:

	2013	2012
Audit Fees(a)	$3,450,000	$3,953,014
Tax and Other Fees(b)	3,656,816	1,746,916

Total Fees	$7,106,816	$5,699,930

(a)
Audit Fees consist of fees for professional services provided in connection with the audits of our financial statements, services rendered in connection with our registration statements filed with the Securities and Exchange Commission, the delivery of consents and the issuance of comfort letters. This also includes Sarbanes-Oxley Section 404 work performed at ILFC for AIG's 2013 and 2012 assessment.

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

        The following exhibits of the Company and its subsidiaries are included in Item 15(b):

Exhibit Number	Description
2.1	AerCap Share Purchase Agreement, dated as of December 16, 2013 by and among AIG Capital Corporation, American International Group, Inc., AerCap Holdings N.V., and AerCap Ireland Limited (filed as an exhibit to AIG's Current Report on Form 8-K (file no. 001-8787) filed on December 16, 2013 and incorporated herein by reference).

3.1	Restated Articles of Incorporation of the Company (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of the Company, as adopted on April 13, 2010 (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).

4.1	Indenture dated as of November 1, 1991, between the Company and U.S. Bank Trust National Association (successor to Continental Bank, National Association), as Trustee (filed as an exhibit to Registration Statement No. 33-43698 and incorporated herein by reference).

4.2	First Supplemental Indenture, dated as of November 1, 2000, to the indenture between the Company and U.S. Bank Trust National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

4.3	Second Supplemental Indenture, dated as of February 28, 2001, to the indenture between the Company and U.S. Bank Trust National Association (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

4.4	Third Supplemental Indenture, dated as of September 26, 2001, to the indenture between the Company and U.S. Bank Trust National Association (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

Exhibit Number	Description
4.5	Fourth Supplemental Indenture, dated as of November 6, 2002, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

4.6	Fifth Supplemental Indenture, dated as of December 27, 2002, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

4.7	Sixth Supplemental Indenture, dated as of June 2, 2003, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

4.8	Seventh Supplemental Indenture, dated as of October 8, 2004, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 8-K filed on October 14, 2004 and incorporated herein by reference).

4.9	Eighth Supplemental Indenture, dated as of October 5, 2005, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

4.10	Ninth Supplemental Indenture, dated as of October 5, 2006, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

4.11	Tenth Supplemental Indenture, dated as of October 9, 2007, to the indenture between the Company and U.S. Bank National Association (filed as an exhibit to Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

4.12	Indenture dated as of November 1, 2000, between the Company and the Bank of New York, as Trustee (filed as an exhibit to Registration No. 333-49566 and incorporated herein by reference).

4.13	First Supplemental Indenture, dated as of August 16, 2002 to the indenture between the Company and the Bank of New York (filed as Exhibit 4.2 to Registration Statement No. 333-100340 and incorporated herein by reference).

4.14	Indenture, dated as of August 1, 2006, between the Company and Deutsche Bank Trust Company Americas, as Trustee (filed as Exhibit 4.1 to Registration Statement No. 333-136681 and incorporated herein by reference).

4.15	First Supplemental Indenture, dated as of August 20, 2010, to the indenture dated as of August 1, 2006 between the Company and Deutsche Bank Trust Company Americas as trustee (filed as an exhibit to Form 8-K filed on August 20, 2010 and incorporated herein by reference).

4.16	Second Supplemental Indenture, dated as of December 7, 2010, to the indenture dated as of August 1, 2006 between the Company and Deutsche Bank Trust Company Americas, as trustee (filed as an exhibit to Form 8-K filed on December 7, 2010 and incorporated herein by reference).

4.17	Third Supplemental Indenture, dated as of May 24, 2011, to an indenture, dated August 1, 2006, by and between the Company and Deutsche Bank Trust Company Americas, as trustee (filed as an exhibit to Form 8-K filed on May 24, 2011, and incorporated herein by reference).

Exhibit Number	Description
4.18	Fourth Supplemental Indenture, dated as of December 22, 2011, to an indenture, dated August 1, 2006, by and between the Company and Deutsche Bank Trust Company Americas, as trustee (filed as an exhibit to Form 8-K filed on December 22, 2011 and incorporated herein by reference).

4.19	Fifth Supplemental Indenture, dated as of March 19, 2012, to the indenture, dated August 1, 2006, by and between the Company and Deutsche Bank Trust Company Americas, as trustee (filed as an exhibit to Form 8-K filed on March 19, 2012 and incorporated herein by reference).

4.20	Sixth Supplemental Indenture, dated as of August 21, 2012, to the Indenture, dated August 1, 2006, by and between the Company and Deutsche Bank Trust Company Americas, as trustee (filed as an exhibit to Form 8-K filed on August 21, 2012 and incorporated herein by reference).

4.21	Seventh Supplemental Indenture, dated as of March 11, 2013, to the Indenture, dated August 1, 2006, by and between the Company and Deutsche Bank Trust Company Americas, as trustee (filed as an exhibit to Form 8-K filed on March 11, 2013 and incorporated herein by reference).

4.22	Eighth Supplemental Indenture, dated as of May 24, 2013, to the Indenture, dated August 1, 2006, by and between the Company and Deutsche Bank Trust Company Americas, as trustee (filed as an exhibit to Form 8-K filed on May 24, 2013 and incorporated herein by reference).

4.23	Officers' Certificate, dated as of August 20, 2010, establishing the terms of the 8.875% senior notes due 2017 (filed as an exhibit to Form 8-K filed on August 20, 2010 and incorporated herein by reference).

4.24	Officers' Certificate, dated as of December 7, 2010, establishing the terms of the 8.25% senior notes due 2020 (filed as an exhibit to Form 8-K filed on December 7, 2010 and incorporated herein by reference).

4.25	Officers' Certificate, dated as of May 24, 2011, establishing the terms of the 5.75% senior notes due 2016 and the 6.25% senior notes due 2019 (filed as an exhibit to Form 8-K filed on May 24, 2011 and incorporated herein by reference).

4.26	Officers' Certificate, dated as of December 22, 2011, establishing the terms of the 8.625% senior notes due 2022 (filed as an exhibit to Form 8-K filed on December 22, 2011 and incorporated herein by reference).

4.27	Officers' Certificate, dated as of March 19, 2012, establishing the terms of the 4.875% senior notes due 2015 and the 5.875% senior notes due 2019 (filed as an exhibit to Form 8-K filed on March 19, 2012 and incorporated herein by reference).

4.28	Officers' Certificate, dated as of August 21, 2012, establishing the terms of the 5.875% senior notes due 2012 (filed as an exhibit to Form 8-K filed on August 21, 2012 and incorporated herein by reference).

4.29	Officers' Certificate, dated as of March 11, 2013, establishing the terms of the 3.875% senior notes due 2018 and the 4.625% senior notes due 2021 (filed as an exhibit to Form 8-K filed on March 11, 2013 and incorporated herein by reference).

Exhibit Number	Description
4.30	Indenture, dated as of March 22, 2010, among the Company, Wilmington Trust FSB, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authentication agent (filed as an exhibit to Form 8-K filed on March 24, 2010 and incorporated herein by reference).

4.31	Indenture, dated as of August 11, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A., as paying agent, security registrar and authentication agent and trustee (filed as an exhibit to Form 8-K filed on August 20, 2010 and incorporated herein by reference).

4.32	Indenture, dated as of December 21, 2005, by and between the Company and Deutsche Bank Trust Company Americas, as trustee (filed as an exhibit to Form 8-K filed on July 26, 2013 and incorporated herein by reference).

4.33	First Supplemental Indenture, dated as of July 25, 2013, by and between the Company and Deutsche Bank Trust Company Americas, as trustee (filed as an exhibit to Form 8-K filed on July 26, 2013 and incorporated herein by reference).

4.34	Second Supplemental Indenture, dated as of July 25, 2013, by and between the Company and Deutsche Bank Trust Company Americas, as trustee (filed as an exhibit to Form 8-K filed on July 26, 2013 and incorporated herein by reference).

4.35	Amended and Restated 5.90% Junior Subordinated Debenture due 2065 (filed as an exhibit to Form 8-K filed on July 26, 2013 and incorporated herein by reference).

4.36	Amended and Restated 6.25% Junior Subordinated Debenture due 2065 (filed as an exhibit to Form 8-K filed on July 26, 2013 and incorporated herein by reference).

4.37	The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.

10.1	Aircraft Facility Agreement, dated as of May 18, 2004, among Whitney Leasing Limited, as borrower, the Company, as guarantor and the Bank of Scotland and the other banks listed therein providing up to $2,643,660,000 (plus related premiums) for the financing of aircraft (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference) and, as amended as of May 30, 2006, to increase the size of the facility to $3,643,660,000, as of May 30, 2007, to extend the termination until May 2008, as of May 29, 2008, to extend the termination until May 2009, and as of May 11, 2009 to increase the size of the facility to $4,643,660,000 and to extend the termination until June 2010 (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference).

10.2	Deed of Amendment, dated as of May 8, 2013, relating to Aircraft Facility Agreement, among Bank of Scotland PLC, as security trustee and agent, the financial institutions listed therein, as lead managers, Whitney Leasing Limited, as borrower, Aircraft SPC-12 Inc., as borrower parent, and ILFC, as guarantor and subordinated lender (filed as an exhibit to Form 10-Q for the three months ended March 31, 2013 and incorporated herein by reference).

Exhibit Number	Description
10.3	Aircraft Mortgage and Security Agreement and Guaranty, dated as of August 11, 2010, among the Company, ILFC Ireland Limited, ILFC (Bermuda) III, Ltd., the additional grantors referred to therein, and Wells Fargo Bank Northwest, National Association (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference).

10.4	Term Loan Credit Agreement, dated as of March 30, 2011, among Temescal Aircraft Inc., as borrower, the Company, Park Topanga Aircraft Inc., Charmlee Aircraft Inc., and Ballysky Aircraft Ireland Limited, as obligors, the lenders identified therein, Citibank N.A., as administrative agent and collateral agent, Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, as joint lead structuring agents and joint lead placement agents, and BNP Paribas, as joint placement agent (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).

10.5	Aircraft Mortgage and Security Agreement, dated as of March 30, 2011, among Park Topanga Aircraft Inc., Temescal Aircraft Inc., Ballysky Aircraft Ireland Limited, Charmlee Aircraft Inc., the additional grantors referred to therein, and Citibank, N.A., as collateral agent (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).

10.6	Incremental Lender Assumption Agreement, dated as of April 21, 2011, among Temescal Aircraft Inc., the Company, Park Topanga Aircraft Inc., Charmlee Aircraft Inc., Ballysky Aircraft Ireland Limited, KfW IPEX-Bank GmbH, as the incremental lender, and Citibank, N.A., as administrative agent (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).

10.7	Term Loan Credit Agreement, dated as of February 23, 2012, among Flying Fortress Inc., as borrower, the Company, Flying Fortress Financing Inc., Flying Fortress US Leasing Inc., and Flying Fortress Ireland Leasing Limited, as obligors, the lenders identified therein, Bank of America, N.A., as administrative agent and collateral agent, and Deutsche Bank Securities Inc., as syndication agent (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (filed as an exhibit to Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.8	Term Loan Security Agreement, dated as of February 23, 2012, among Flying Fortress Financing Inc., Flying Fortress Inc., Flying Fortress Ireland Leasing Limited, Flying Fortress US Leasing Inc., and the additional grantors referred to therein, as grantors, and Bank of America N.A., as collateral agent (filed as an exhibit to Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.9	First Amendment to Credit Agreement, dated as of April 5, 2013, among Flying Fortress Inc., as borrower, the Company, Flying Fortress Financing Inc., Flying Fortress US Leasing Inc. and Flying Fortress Ireland Leasing Limited, as the borrower parties, the Consenting Lenders named therein, the New Lenders named therein and Bank of America, N.A., as collateral agent and administrative agent (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (filed as an exhibit to Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference).

Exhibit Number		Description
10.10	†	Employment Letter, dated as of June 21, 2012 between American International Group Inc., and Henri Courpron (filed as an exhibit to Form 8-K filed on June 21, 2012 and incorporated herein by reference).

10.11	†	Employment Letter, dated as of June 21, 2012 between Laurette T. Koellner and American International Group Inc., (filed as an exhibit to Form 8-K filed on June 21, 2012 and incorporated herein by reference).

10.12		$2,300,000,000 Three-Year Revolving Credit Agreement, dated as of October 9, 2012, among the Company, the banks named therein and Citibank, N.A., as administrative agent (filed as an exhibit to Form 8-K filed on October 11, 2012 and incorporated herein by reference).

10.13		First Amendment to Three-Year Revolving Credit Agreement, dated as of January 28, 2014, by and among the Company, the banks party thereto and Citibank, N.A., as administrative agent (filed as an exhibit to Form 8-K filed on January 31, 2014 and incorporated herein by reference).

10.14		Revolving Credit Agreement, dated as of December 16, 2013 by and among American International Group, Inc., AerCap Ireland Capital Limited, AerCap Holdings N.V., AerCap Ireland Limited and certain subsidiaries of AerCap Holdings N.V., as guarantors (filed as an exhibit to AIG's Current Report on Form 8-K (file no. 001-8787) filed on December 16, 2013 and incorporated herein by reference).

12		Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

23		Consent of PricewaterhouseCoopers LLP.

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2		Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President and Chief Financial Officer.

32.1		Certification under 18 U.S.C., Section 1350.

101		Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2013 and 2012; (ii) the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2013, 2012 and 2011; (iv) the Consolidated Statements of Shareholders' Equity for the years ended December 31, 2013, 2012 and 2011; (v) the Consolidated Statements of Cash Flows for years ended December 31, 2013, 2012 and 2011; and (vi) the Notes to the Consolidated Financial Statements.

†
Indicates a management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To The Shareholders and Board of Directors of International Lease Finance Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of International Lease Finance Corporation, a wholly-owned indirect subsidiary of American International Group, Inc. ("AIG"), and its subsidiaries (the "Company") at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California

March 4, 2014

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents, including interest bearing accounts of $1,265,074 (2013) and $2,964,136 (2012)	$1,351,405	$3,027,587
Restricted cash, including interest bearing accounts of $451,179 (2013) and $406,788 (2012)	464,824	695,388
Net investment in finance and sales-type leases	211,116	93,936
Flight equipment	46,574,559	48,419,478
Less accumulated depreciation	14,121,522	13,951,169

	32,453,037	34,468,309
Deposits on flight equipment purchases	636,483	470,200
Lease receivables and other assets	934,063	785,602
Deferred debt issue costs, less accumulated amortization of $309,499 (2013) and $310,371 (2012)	258,189	269,335

	$36,309,117	$39,810,357

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued interest and other payables	$639,082	$566,219
Current income taxes and other tax liabilities	285,499	269,846
Secured debt financing, net of deferred debt discount of $5,058 (2013) $15,125 (2012)	8,202,791	9,489,247
Unsecured debt financing, net of deferred debt discount of $31,456 (2013) $37,207 (2012)	12,238,066	13,853,540
Subordinated debt	1,000,000	1,000,000
Derivative liabilities	8,348	20,933
Security deposits, deferred overhaul rental and other customer deposits	2,637,994	2,524,981
Deferred income taxes	3,854,452	4,142,723
Commitments and Contingencies—Note R
SHAREHOLDERS' EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B, each series having 500 shares issued and outstanding	100,000	100,000
Common stock—no par value; 100,000,000 authorized shares, 45,267,723 shares issued and outstanding	1,053,582	1,053,582
Paid-in capital	1,272,604	1,262,551
Accumulated other comprehensive (loss) income	(4,184)	(12,491)
Retained earnings	5,020,883	5,539,226

Total shareholders' equity	7,442,885	7,942,868

	$36,309,117	$39,810,357

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Years Ended December 31,
	2013	2012	2011
REVENUES AND OTHER INCOME:
Rental of flight equipment	$4,166,033	$4,345,602	$4,454,405
Flight equipment marketing and gain on aircraft sales	128,120	35,388	14,348
Other income	123,232	123,250	57,910

	4,417,385	4,504,240	4,526,663

EXPENSES:
Interest	1,426,900	1,555,567	1,569,468
Depreciation of flight equipment	1,850,303	1,918,728	1,864,735
Aircraft impairment charges on flight equipment held for use	1,162,843	102,662	1,567,180
Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed	238,557	89,700	170,328
Loss on early extinguishment of debt	17,695	22,934	61,093
Aircraft costs	71,594	134,825	49,673
Selling, general and administrative	338,739	259,415	189,977
Other expenses	107,238	49,318	88,188

	5,213,869	4,133,149	5,560,642

(LOSS) INCOME BEFORE INCOME TAXES	(796,484)	371,091	(1,033,979)
(Benefit) provision for income taxes	(279,401)	(39,231)	(310,078)

NET (LOSS) INCOME	$(517,083)	$410,322	$(723,901)

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Dollars in thousands)

	Years Ended December 31,
	2013	2012	2011
NET (LOSS) INCOME	$(517,083)	$410,322	$(723,901)
OTHER COMPREHENSIVE INCOME:
Net changes in fair value of cash flow hedges, net of taxes of $(4,394) (2013), $(3,588) (2012), and $(21,384) (2011) and net of reclassification adjustments	8,054	6,832	39,713
Change in unrealized fair value adjustments of available-for-sale securities, net of taxes of $(138) (2013), $(172) (2012), and $219 (2011) and net of reclassification adjustments	253	314	(406)

	8,307	7,146	39,307

COMPREHENSIVE (LOSS) INCOME	$(508,776)	$417,468	$(684,594)

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands)

	Market Auction Preferred Stock
			Common Stock
						Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital		Retained Earnings	Total
Balance at December 31, 2010	1,000	$100,000	45,267,723	$1,053,582	$1,251,225	$(58,944)	$5,879,144	$8,225,007
Preferred stock dividends							(544)	(544)
Comprehensive (loss) income:
Net loss							(723,901)	(723,901)
Other comprehensive (loss) income:
Cash flow derivative transactions, net of tax of $(21,384)						39,713		39,713
Change in unrealized fair value adjustment of available-for-sale securities, net of tax of $219						(406)		(406)

Comprehensive (loss) income								(684,594)
Other(a)					(8,000)			(8,000)

Balance at December 31, 2011	1,000	100,000	45,267,723	1,053,582	1,243,225	(19,637)	5,154,699	7,531,869
Preferred stock dividends							(420)	(420)
Comprehensive (loss) income:
Net income							410,322	410,322
Other comprehensive income (loss):
Cash flow derivative transactions, net of tax of $(3,588)						6,832		6,832
Change in unrealized fair value adjustment of available-for-sale securities, net of tax of $(172)						314		314

Comprehensive income (loss)								417,468
Other(a)					19,326		(25,375)	(6,049)

Balance at December 31, 2012	1,000	100,000	45,267,723	1,053,582	1,262,551	(12,491)	5,539,226	7,942,868
Preferred stock dividends							(336)	(336)
Comprehensive (loss) income:
Net loss							(517,083)	(517,083)
Other comprehensive (loss) income:
Cash flow derivative transactions, net of tax of $(4,394)						8,054		8,054
Change in unrealized fair value adjustment of available-for-sale securities, net of tax of $(138)						253		253

Comprehensive (loss) income								(508,776)
Other(a)					10,053		(924)	9,129

Balance at December 31, 2013	1,000	$100,000	45,267,723	$1,053,582	$1,272,604	$(4,184)	$5,020,883	$7,442,885

(a)
We recorded $10,053 during 2013, $2,636 during 2012, and $(8,000) during 2011 in Paid-in capital for compensation expenses, legal expenses and other expenses paid by AIG on our behalf for which we were not required to reimburse. Additionally, we recorded $16,690, net of tax of $9,211, in Paid-in capital during 2012 when AIG contributed a corporate aircraft to us. The $(8,000) recorded during 2011 reflects pension benefits previously recorded as Paid-in capital and forfeited by certain employees during 2011. In 2013, we transferred shares of AIG stock with a carrying value, net of taxes, of $0.9 million to AIG and recorded the transaction in Retained earnings, We recorded a $25,379 decrease, net of tax of $11,866, and other miscellaneous adjustments of $(4) in Retained earnings during 2012 when we transferred two corporate aircraft to AIG.

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES:
Net (loss) income	$(517,083)	$410,322	$(723,901)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	1,850,303	1,918,728	1,864,735
Deferred income taxes	(293,665)	(62,971)	(468,329)
Derivative instruments	(198)	(403)	(117,396)
Foreign currency adjustment of non-US$ denominated debt	—	—	104,800
Amortization of deferred debt issue costs	60,148	73,935	64,174
Amortization of debt discount	8,031	14,191	13,706
Amortization of prepaid lease costs	78,082	61,518	63,369
Aircraft impairment charges and fair value adjustments	1,401,400	192,362	1,737,508
Forfeitures of customer deposits	(32,719)	(42,607)	(14,178)
(Recoveries of) Provision for credit losses on notes receivable and net investment in finance and sales-type leases	—	(9,728)	44,986
Loss on extinguishment of debt	17,695	22,934	—
Other(a)	(102,982)	(15,641)	(53,945)
Changes in operating assets and liabilities:
Lease receivables and other assets	(141,074)	142,552	(7,986)
Accrued interest and other payables	92,575	100,343	(33,373)
Current income taxes and other tax liabilities	15,653	17,791	93,989

Net cash provided by operating activities	2,436,166	2,823,326	2,568,159

INVESTING ACTIVITIES:
Acquisition of flight equipment	(1,962,572)	(1,772,817)	(377,037)
Payments for deposits and progress payments	(306,998)	(233,677)	(158,932)
Proceeds from disposal of flight equipment	744,372	521,231	296,384
Acquisition of AeroTurbine, net of cash acquired	—	—	(138,225)
Restricted cash	230,564	(280,581)	42,336
Collections of notes receivable	6,830	11,066	45,543
Collections of finance and sales-type leases	59,303	41,879	14,958
Other	(569)	(230)	(6,225)

Net cash used in investing activities	(1,229,070)	(1,713,129)	(281,198)

FINANCING ACTIVITIES:
Proceeds from debt financing	1,952,244	3,759,188	4,571,526
Payments in reduction of debt financing, net of foreign currency swap settlements	(4,870,051)	(3,824,636)	(8,054,223)
Debt issue costs	(58,851)	(73,120)	(121,777)
Security and rental deposits received	108,622	130,109	104,895
Security and rental deposits returned	(95,867)	(108,191)	(99,421)
Transfers of security and rental deposits on sales of aircraft	(67,968)	(4,428)	(38,015)
Overhaul rentals collected	595,489	574,979	547,514
Overhaul rentals reimbursed	(448,340)	(494,779)	(350,744)
Net change in other deposits	—	(16,121)	60,576
Payment of preferred dividends	(336)	(420)	(544)

Net cash used in financing activities	(2,885,058)	(57,419)	(3,380,213)

Net (decrease) increase in cash and cash equivalents	(1,677,962)	1,052,778	(1,093,252)
Effect of exchange rate changes on cash	1,780	(200)	564
Cash and cash equivalents at beginning of year	3,027,587	1,975,009	3,067,697

Cash and cash equivalents at end of year	$1,351,405	$3,027,587	$1,975,009

(a)
Includes foreign exchange adjustments on foreign currency denominated cash, gain on aircraft sales, provision for losses on aircraft asset value guarantees, amortization of fees received on asset value guarantees, out of period adjustments relating to pension expenses (See Note A—Basis of Preparation), and other non-cash items.

See accompanying notes.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	Years Ended December 31,
	2013		2012		2011
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest, excluding interest capitalized of $24,052 (2013), $16,146 (2012) and $8,113 (2011)	$1,395,526		$1,437,366		$1,625,905
Income taxes, net	2,832	(a)	5,563	(a)	64,261	(a)

(a)
Includes approximately $0.4 million, $1.7 million and $58.5 million paid to AIG for ILFC tax liability for the years ended December 31, 2013, 2012 and 2011, respectively.

Non-Cash Investing and Financing Activities

2013:

Flight equipment in the amount of $350,291 was reclassified to Flight equipment held for sale, subsequently all of which were sold.

Deposits on flight equipment purchases of $176,084 were applied to Acquisition of flight equipment.

Flight equipment in the amount of $149,935 was reclassified to Net investment in finance and sales-type leases of $157,888, with $7,953 charged to expense.

Flight equipment in the amount of $66,449 was reclassified to Lease receivables and other assets of $53,511, with $12,938 charged to expense.

Accrued interest and other payables of $12,971 were applied to Acquisition of flight equipment to reflect the fair value of aircraft purchased under asset value guarantees.

2012:

Rentals received in advance of $278,076 were reclassified from Security deposits, overhaul rental and other customer deposits to Accrued interest and other payables.

Straight-line lease adjustments of $175,761 were reclassified from Security deposits, overhaul rental and other customer deposits to Lease receivable and other assets.

Flight equipment in the amount of $177,230 was reclassified to Lease receivables and other assets in the amount of $176,719, with $511 charged to expense, upon the part-out of aircraft and engines.

Flight equipment in the amount of $68,636, deposits on flight equipment purchases of $4,792 and Lease receivables and other assets of $(4,733) were reclassified to Net investment in finance and sales-type leases of $69,266 with $571 recorded in income.

Deposits on flight equipment purchases of $71,229 were applied to Acquisition of flight equipment.

Flight equipment in the amount of $50,848 was reclassified to Flight equipment held for sale.

Flight equipment of $37,245 was reclassified to Retained earnings to record a dividend of aircraft to AIG.

Security deposits of $20,060, deferred overhaul revenue of $5,915, other customer deposits of $34,076 and lease receivables of $11,529, with $48,522 recorded in income when aircraft returned early from lessees.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Organization:    ILFC's primary business operation is to acquire new commercial aircraft from aircraft manufacturers and other parties and lease those aircraft to airlines throughout the world. In addition, we provide fleet management services to investors or owners of aircraft portfolios for a management fee. At times, we sell aircraft or engines from our leased aircraft fleet to other leasing companies, financial services companies, and airlines. Through our wholly-owned subsidiary, AeroTurbine, we provide engine leasing, certified aircraft engines, airframes, engine parts and supply chain solutions, and possess the capabilities to disassemble aircraft and engines into parts. In limited cases, we have previously contracted to provide asset value guarantees to financial institutions and other third parties for a fee, some of which are still outstanding. We execute our leasing, financing, and parts and supply chain solutions operations through a variety of subsidiaries and VIEs that are consolidated in our financial statements. In terms of the number and value of transactions concluded, we are a major owner-lessor of commercial aircraft.

        Parent Company:    We are an indirect wholly-owned subsidiary of AIG. AIG is a leading global insurance company that provides a wide range of property casualty insurance, life insurance, retirement products, mortgage insurance and other financial services to customers in more than 130 countries and jurisdictions.

Note A—Basis of Preparation

        The accompanying consolidated financial statements include our accounts and accounts of all other entities in which we have a controlling financial interest. See Note S—Variable Interest Entities for discussions of VIEs. All material intercompany accounts have been eliminated in consolidation.

        Results for the year ended December 31, 2013 include out of period adjustments related to prior years, which decreased pre-tax loss by approximately $10.7 million and decreased after-tax loss by approximately $13.4 million. The pre-tax out of period adjustments for the year ended December 31, 2013, primarily relate to (i) a $19.5 million decrease to pre-tax loss due to favorable adjustments to interest expense to correct and fully align amortization of deferred debt issue costs and debt discounts in prior periods with the effective interest method; (ii) a $3.7 million increase to pre-tax loss to correctly reflect legal expenses previously paid by AIG on our behalf; and (iii) a $5.5 million increase to pre-tax loss to correct lease revenue to fully align amortization of prepaid lease costs on certain leases with early termination options. After-tax results for the year ended December 31, 2013, were also favorably impacted by $8.3 million for the reversal of IRS audit interest expense amounts in the first quarter of 2013 that were incorrectly recognized in the fourth quarter 2011 tax provision.

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

        Management has determined, after evaluating the quantitative and qualitative aspects of these out of period adjustments, both individually and in the aggregate, that our current and prior period financial statements are not materially misstated.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note A—Basis of Preparation (Continued)

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain amounts have been reclassified in the 2012 and 2011 Consolidated Statements of Operations and the Consolidated Statements of Cash Flows to conform to our 2013 presentation. These reclassifications are not material to our financial statements.

        As of December 15, 2013, the closing of our previously announced sale to Jumbo Acquisition Limited had not occurred and on December 16, 2013, AIG and AIG Capital Corporation terminated the share purchase agreement with Jumbo Acquisition Limited.

        On December 16, 2013, AIG entered into an agreement with AerCap and AerCap Ireland Limited, a wholly-owned subsidiary of AerCap, for the sale of 100 percent of our common stock for consideration consisting of $3.0 billion in cash, a portion of which will be funded by a special distribution of $600.0 million to be paid by us to AIG upon consummation of the transaction, and approximately 97.6 million newly-issued AerCap common shares. The consideration has a value of approximately $5.4 billion based on AerCap's pre-announcement closing price per share of $24.93 on December 13, 2013. The transaction is subject to required regulatory approvals, including all applicable U.S. and foreign regulatory reviews and approvals, as well as other customary closing conditions. The transaction was approved by AerCap shareholders on February 13, 2014 and is expected to close in 2014. In connection with the financing of the transaction, AerCap has entered into a $2.75 billion bridge credit agreement. At the closing of the transaction, we and certain of our subsidiaries will become guarantors of the facility. Additionally, AIG has entered into a credit agreement for a senior unsecured revolving credit facility between AerCap Ireland as borrower and AIG as lender. The revolving credit facility provides for an aggregate commitment of $1 billion and permits loans for general corporate purposes after the closing of the transaction. We will become a guarantor of the facility after the closing of the transaction. At the completion of the transaction, we expect to apply purchase accounting to our consolidated financial statements which will adjust the carrying values of our assets and liabilities to their then-current fair values. Following the closing of the transaction, we will adopt AerCap's accounting policies, which will impact the timing and amount of future revenues and expenses that we would recognize in our results of operations and may impact the classification of amounts recorded in our financial statements in subsequent periods.

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

        Lease Revenue:    We lease flight equipment principally under operating leases and recognize rental revenue on a straight line basis over the life of the lease. The difference between the rental revenue recognized and the cash received under the provisions of our leases is included in Lease receivables and other assets and, in the event it is a liability, in Security deposits, deferred overhaul rental and other customer deposits on our Consolidated Balance Sheets. Past-due rental revenue is recognized on the basis of management's assessment of collectability. Management monitors all lessees that are behind in lease payments and evaluates lessee operational and financial issues to determine the amount of rental revenue to recognize for past due amounts. Our customers are required to make lease payments in advance and we generally recognize rental revenue only to the extent we have received payments or hold security deposits. In certain cases, leases provide for additional flight hour revenue based on usage. The usage may be calculated based on hourly usage or on the number of cycles operated, depending on the lease contract. A cycle is defined as one take-off and landing. The usage is typically reported monthly by the lessee. Rental revenue received under the lease agreements, but unearned, is included in Security deposits, deferred overhaul rental and other customer deposits on our Consolidated Balance Sheets.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B—Summary of Significant Accounting Policies (Continued)

        Additionally, in connection with a lease of a used aircraft, we generally agree to contribute to certain maintenance events the lessee incurs during the lease. At the time we pay the agreed upon maintenance reimbursement, we record the reimbursement against deferred overhaul rentals, to the extent we have received overhaul rentals from the lessee, and against return condition deficiency deposits, to the extent received from the prior lessee. We capitalize as lease incentives any amount of the actual maintenance reimbursement we pay in excess of overhaul rentals paid to us by the lessee and payments received from prior lessees for deficiencies in return conditions and amortize the lease incentives as a reduction of revenues from Rental of flight equipment over the remaining life of the lease.

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

        Return Condition Payments:    We may receive payments from our lessees at the conclusion of a lease, rather than requiring them to make the required repairs to meet return conditions. These return condition payments are generally negotiated to facilitate an efficient return of the aircraft, which generally results in the aircraft being delivered to the next lessee in a condition less than anticipated during the lease negotiations. The return condition payments are initially recognized as a liability in Security deposits, deferred overhaul rental and other customer deposits on our Consolidated Balance Sheets.

        Lease Incentive Costs:    We capitalize as lease incentives any amounts paid by us to lessees or other parties in connection with the lease transactions. These amounts include the actual maintenance reimbursement we pay in excess of overhaul rentals and payments received from prior lessees for deficiencies in return conditions and lessee-specific aircraft cabin modifications. We amortize the lease incentives as a reduction of revenues from Rental of flight equipment over the remaining life of the lease.

        Flight Equipment Marketing and Gain on Aircraft Sales:    Flight equipment marketing and gain on aircraft sales consists of commissions generated from the leasing and sales of managed aircraft and gains generated from the sale of flight equipment. Flight equipment sales are recognized when substantially all of the risks and rewards of ownership have passed to the new owner. Retained lessee obligations, if any, are recognized as reductions to Flight equipment marketing and gain on aircraft sales at the time of the sale.

        Cash and Cash Equivalents:    We consider cash and cash equivalents with original maturity dates of 90 days or less to be cash on hand and highly liquid investments. At December 31, 2013 and 2012, respectively, cash and cash equivalents consisted of cash on hand and time deposits.

        Restricted Cash:    All cash unavailable for use in our operations is considered restricted cash. Such amounts are typically restricted under secured debt agreements and can be used only to service the aircraft securing the debt and to make principal and interest payments on the debt. See Note K—Debt Financing.

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

        Flight Equipment:    Flight equipment is stated at cost. Purchases, major additions and modifications and interest on deposits during the construction phase are capitalized. We generally depreciate aircraft using the straight-line method over a 25-year life from the date of manufacture to an estimated residual value. At times, management may change useful lives or residual values of certain aircraft, as appropriate. Any such changes are accounted for on a prospective basis. As of December 31, 2013, 104 of our aircraft, with a net book value of $1.1 billion, are being depreciated over useful lives of less than 25-years from the date of manufacture. The weighted average useful life of these aircraft, weighted by the net book value of such aircraft, is 16.9 years.

        Vendor Payments:    As part of the purchase of new aircraft, aircraft engines and related equipment, we will often obtain payments from our vendors in the form of cash and other consideration ("vendor payments"). Generally, vendor payments are recognized as a reduction in the purchase price of aircraft, unless facts and circumstances indicate that the vendor payment was provided as compensation for a service provided by us or as a reimbursement of costs incurred by us to sell the vendor's products.

        Impairments on Flight Equipment Held for Use:    Management evaluates quarterly the need to perform a recoverability assessment of held for use aircraft considering the requirements under GAAP and performs this assessment at least annually for all aircraft in our fleet. Recoverability assessments are performed whenever events or changes in circumstances indicate that the carrying amount of our aircraft may not be recoverable. Some of these events or changes in circumstances may include potential disposals of aircraft (sales or part-outs), changes in contracted lease terms, changes in the lease status of an aircraft (leased, re-leased, or not subject to lease), repossessions of aircraft, changes in portfolio strategies, changes in demand for a particular aircraft type and changes in economic and market circumstances. Economic and market circumstances include the risk factors affecting the airline industry. Any of these events would be considered when it occurs before the financial statements are issued, including lessee bankruptcies occurring subsequent to the balance sheet date.

        Recoverability of an aircraft's carrying amount is measured by comparing the carrying amount of the aircraft to the estimated future undiscounted cash flows expected to be generated by the aircraft. The undiscounted cash flows used in the recoverability assessment include the current contractual lease cash flows and projected future non-contractual lease cash flows, both of which include estimates of net overhaul rental collections, where appropriate, extended to the end of our estimated holding period, and an estimated disposition value for each aircraft. If the future undiscounted cash flows are less than the aircraft carrying amount, the aircraft is impaired and is re-measured to fair value in accordance with our Fair Value Policy. Our Fair Value Policy is described in Note T of Notes to Consolidated Financial Statements. The difference between the fair value and the carrying amount of the aircraft is recognized as an impairment loss separately in our Consolidated Statements of Operations. Management is active in the aircraft leasing industry and develops the assumptions used in the recoverability assessment.

        As part of our recurring recoverability assessment process, we update the critical and significant assumptions used in the recoverability assessment, including projected lease rates and terms, estimated net overhaul rental collections, residual values, and estimated aircraft holding periods. In updating

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B—Summary of Significant Accounting Policies (Continued)

these critical and significant assumptions, we consider (i) current and future expectations of the global demand for a particular aircraft type; (ii) the impact of fuel price volatility and higher average fuel prices; (iii) the growing impact of new technology aircraft; (iv) the higher production rates sustained by manufacturers of more fuel-efficient newer generation aircraft during the recent economic downturn; (v) the unfavorable impact of low rates of inflation on aircraft values; (vi) current market conditions and industry outlook for future marketing of older mid-generation aircraft and aircraft that are out of production; (vii) decreasing number of lessees for older aircraft; (viii) end-of-life management capabilities provided by our subsidiary, AeroTurbine; and (ix) events occurring subsequent to our balance sheet date that affect the value of our fleet.

        Flight Equipment Held for Sale:    We classify aircraft as Flight equipment held for sale when all the criteria under GAAP are met. Such amounts are included in Lease receivables and other assets on our Consolidated Balance Sheets. Aircraft classified as Flight equipment held for sale are recognized at the lower of their carrying amount or estimated fair value less estimated costs to sell. If the carrying amount of the aircraft exceeds its estimated fair value, then a fair value adjustment is recognized separately in our Consolidated Statements of Operations.

        Management uses judgment in evaluating these criteria. Due to the significant uncertainties of potential sale transactions, the held for sale criteria generally will not be met unless the aircraft is subject to a signed sale agreement or management has made a specific determination and obtained appropriate approvals to sell a particular aircraft or group of aircraft. At the time aircraft are classified as Flight equipment held for sale, we cease recognizing depreciation expense.

        We designate an aircraft for part-out when the aircraft is subject to an executed consignment agreement. At that time, we reclassify the aircraft from Flight equipment to Lease receivables and other assets at the lower of its carrying amount or estimated fair value less estimated costs to sell. At the time aircraft are classified as Lease receivables and other assets, the cost and accumulated depreciation are removed from Flight equipment.

        Investment in finance and sales-type leases:    If a lease meets specific criteria under GAAP at the inception of the lease, we recognize the lease in Net investment in finance and sales-type leases on our Consolidated Balance Sheets. For sales-type leases, we de-recognize the aircraft and any lease-related assets or liabilities from our Consolidated Balance Sheets and recognize the difference between the aircraft carrying value, including the lease-related assets or liabilities, and the Net investment in finance and sales-type leases as a gain or loss in our Consolidated Statements of Operations. The amounts recognized for finance and sales-type leases consist of lease receivables and the estimated unguaranteed residual value of the leased flight equipment on the lease termination date, less the unearned income. The unearned income is recognized as Other income in our Consolidated Statements of Operations over the lease term in a manner that produces a constant rate of return on the lease.

        Allowance for Credit Losses:    An allowance for credit losses is established if it is probable that we will be unable to collect all amounts due according to the original contractual terms of the finance and sales-type receivables and notes receivable ("financing receivables"). Financing receivables consist of net investment in finance and sales-type leases recognized as the gross investment in the lease, less unearned income, and notes receivable recognized at cost. The allowance for credit losses is reported as a reduction of the financing receivables carrying value on the Consolidated Balance Sheets.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B—Summary of Significant Accounting Policies (Continued)

Additions to the allowance for credit losses are recognized in our Consolidated Statements of Operations in Selling, general and administrative expenses.

        Collectability of financing receivables is evaluated periodically on an individual note and customer level. Financing receivables are considered impaired when we determine that it is probable that we will not be able to collect all amounts due according to the original contractual terms. Individual credit exposures are evaluated based on the realizable value of any collateral, and payment history. The estimated recoverable amount is the value of the expected future cash flows, including amounts that may be realized from the value of the collateral. Allowances for specific credit losses are established for the difference between the carrying amount and the estimated recoverable amount. The accrual of interest income based on the original terms of the financing receivable is discontinued based on the facts and circumstances of the individual credit exposure, and any future interest income is recognized based on cash receipts. Any subsequent changes to the amounts and timing of the expected future cash flows compared with the prior estimates result in a change in the allowance for credit losses and are charged or credited to Selling, general and administrative expense. An allowance is generally reversed only when cash is received in accordance with the original contractual terms of the note. A write-off of the financing receivable is made when recoverability has been abandoned or amounts have been forgiven. Write-offs are charged against previously established allowances for credit losses. Partial or full recoveries of amounts previously written off are credited to the provision for credit loss.

        We also evaluate other receivables from customers periodically for collectability on an individual customer level. Allowances for specific credit losses are established for the difference between the carrying amount and the estimated recoverable amount. A write-off of other receivables is made when recoverability has been abandoned or amounts have been forgiven. Write-offs are charged against previously established allowances for credit losses. Partial or full recoveries of amounts previously written off are credited to the provision for credit loss.

        Capitalized Interest:    We borrow funds to finance progress payments for the construction of flight equipment ordered and capitalize the interest incurred on such borrowings in the cost of the flight equipment. This amount is calculated using our composite borrowing rate.

        Deferred Debt Issue Costs and Debt Discounts and Premiums:    The costs we incur for issuing debt are capitalized and amortized as an increase to interest expense over the life of the debt using the effective interest method. If we issue debt at a discount or premium, we amortize the amount of discount or premium over the life of the debt using the effective interest method.

        Derivative Financial Instruments:    From time to time, we may employ a variety of derivative financial instruments to manage our exposure to interest rate risks and foreign currency risks. Derivatives are recognized on our Consolidated Balance Sheets at fair value. AIG Markets, Inc., a related party, is the counterparty to all our interest rate swaps and foreign currency swaps. We apply either fair value or cash flow hedge accounting when transactions meet specified criteria for hedge accounting treatment. If the derivative does not qualify for hedge accounting, the change in fair value of the derivative is immediately recognized in earnings. If the derivative qualifies for hedge accounting and is designated and documented as a hedge, changes in the fair value of the hedge are either recognized in income along with changes in the fair value of the item being hedged for fair value hedges, or recognized in OCI to the extent the hedge is effective for cash flow hedges. We have elected to classify the cash flows from derivative instruments that have been designated as fair value or cash

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B—Summary of Significant Accounting Policies (Continued)

flow hedges in accordance with GAAP in the same category as the cash flows from the items being hedged.

        At the time the derivative is designated as a hedge, we formally document the relationship between the hedging instrument and hedged item including risk management objectives and strategies for undertaking the hedge transactions. This includes linking the derivative designated as a fair value, a cash flow, or a foreign currency hedge to a specific asset or liability on the balance sheet. We also assess, both at the hedge's inception and on an ongoing basis, whether the hedge has been and is expected to be highly effective in offsetting changes in the fair value or cash flow of hedged item. We use the "hypothetical derivative method" when we assess the effectiveness of a hedge. When it is determined that a hedge has ceased to be highly effective as a hedge, we discontinue hedge accounting.

        We discontinue hedge accounting prospectively when (i) we determine that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (ii) the derivative expires or is sold, terminated, or exercised; or (iii) management determines that designating the derivative as a hedging instrument is no longer appropriate.

        In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings. The remaining balance in AOCI at the time we discontinue hedge accounting for cash flow hedges is amortized into income over the remaining life of the previously hedged item. If the expected cash flows of the previously hedged item are no longer expected to occur, any related amounts remaining in AOCI would be immediately recognized in earnings.

        Inventory:    Our inventory consists primarily of engine and airframe parts and rotable and consumable parts and is included in Lease receivables and other assets on our Consolidated Balance Sheets. We value our inventory at the lower of cost or market. Cost is primarily determined using the specific identification method for individual part purchases and on an allocated basis for engines and aircraft purchased for disassembly and for bulk inventory purchases. Costs are allocated using the relationship of the cost of the engine, aircraft or bulk inventory purchase to the estimated retail sales value at the time of purchase. At the time of sale, this ratio is applied to the sales price of each individual part to determine its cost. We periodically evaluate this ratio and, if necessary, update sales estimates and make adjustments to this ratio. Generally, inventory that is held for more than four years is considered excess inventory and its carrying value is reduced to zero.

        Goodwill and Other Acquired Intangible Assets:    As a result of our acquisition of AeroTurbine, we recognized goodwill and other intangible assets. Goodwill represents the excess of the cost of the acquired business over the fair value of identifiable assets acquired. Goodwill is not amortized, but is subject to impairment testing annually or more often when events or circumstances indicate that it is more likely than not it is impaired. We amortize the cost of other acquired intangible assets over their estimated useful lives on a straight-line basis. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on discounted cash flows. Goodwill and other acquired intangible assets are included in Lease receivables and other assets on our Consolidated Balance Sheets.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B—Summary of Significant Accounting Policies (Continued)

        Guarantees:    In limited cases, we have previously contracted to provide aircraft asset value guarantees to financial institutions and other third parties for a fee. We recognize the guarantee fee paid to us in Accrued interest and other payables on our Consolidated Balance Sheets. The fee received is amortized into Flight equipment marketing and gain on aircraft sales in our Consolidated Statements of Operations over the guarantee period. When it becomes probable that we will be required to perform under a guarantee, we cease recognition of the guarantee fee income and accrue a liability based on an estimate of the loss we will incur to perform under the guarantee. The provision for losses on aircraft asset value guarantees represents changes made in the current period based on our estimate of the losses on asset value guarantees that are probable of being exercised. We reverse the liability only when it is no longer probable that we will incur a loss. See Note R—Commitments and Contingencies.

        Fair Value Measurements:    Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We measure the fair value of our derivatives on a recurring basis and measure the fair values of aircraft, investment in finance and sales-type leases and asset value guarantees on a non-recurring basis. See Note T—Fair Value Measurements.

        Income Taxes:    ILFC is included in the consolidated federal income tax return of AIG as well as certain state tax returns where AIG files on a combined/unitary basis. Our provision for federal income taxes is calculated on a separate return basis, adjusted to give recognition to the effects of net operating losses, foreign tax credits and other tax benefits to the extent we estimate that they would be realizable in AIG's consolidated federal income tax return. Under our tax sharing agreement with AIG, we settle our current tax liability as if ILFC and its subsidiaries are each a separate standalone taxpayer. Thus, AIG credits us to the extent our net operating losses, foreign tax credits and other tax benefits (calculated on a separate return basis) are used in AIG's consolidated tax return and charges us to the extent of our tax liability (calculated on a separate return basis). To the extent the benefit of a net operating loss is not utilized in AIG's consolidated federal income tax return, AIG reimburses us upon the expiration of the loss carry-forward period as long as we are still included in AIG's consolidated federal income tax return and the benefit would have been utilized if we had filed a separate consolidated federal income tax return. Our provision for state income taxes includes California, in which we file with AIG using the unitary apportionment factors, and certain other states, in which we file separate tax returns. Currently, under the agreement AIG has entered into with AerCap, net tax payments under our tax sharing agreement with AIG have been temporarily suspended, and our tax sharing agreement with AIG will be terminated upon the consummation of the AerCap Transaction.

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

  Adoption of Recent Accounting Guidance:

        We adopted the following accounting standards during 2013:

  Presentation of Comprehensive Income

        In February 2013, the FASB issued an accounting standard requiring us to disclose the effect of reclassifying significant items out of AOCI on the respective line items of the statements of operations or to provide a cross-reference to other disclosures currently required under GAAP.

        We adopted the guidance on January 1, 2013, when it became effective. The adoption had no impact on our financial condition, results of operations or cash flows. However, due to adoption, we have included additional disclosures for items reclassified out of AOCI in Note M—Shareholders' Equity.

  Disclosures about Offsetting Assets and Liabilities

        In February 2013, the FASB issued an accounting standard that clarifies the scope of transactions subject to disclosures about offsetting assets and liabilities. The guidance applies to financial instruments and derivative instruments that are offset either in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. This guidance was effective January 1, 2013, and required retrospective application. The adoption of this guidance had no effect on our consolidated financial condition, results of operations or cash flows, and we did not include additional disclosures because all of our derivatives were in liability positions.

  Inclusion of the Fed Funds Effective Swap Rate as a Benchmark Interest Rate for Hedge Accounting Purposes

        In July 2013, the FASB issued an accounting standard that permits the Federal Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes in addition to US Treasury rates and LIBOR. The standard also removes the prohibition on using different benchmark rates for similar hedges. This standard became effective on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 to the extent the Federal Funds Effective Swap Rate is used as a benchmark rate for hedge accounting purposes. We adopted this standard on its required effective date of July 17, 2013. The adoption of this standard had no material effect on our consolidated financial condition, results of operations or cash flows.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B—Summary of Significant Accounting Policies (Continued)

  Future Application of Accounting Guidance:

  Presentation of Unrecognized Tax Benefits

        In July 2013, the FASB issued an accounting standard that requires a liability related to unrecognized tax benefits to be presented as a reduction to the related deferred tax asset for a net operating loss carryforward or a tax credit carryforward (the "Carryforwards"). When the Carryforwards are not available at the reporting date under the tax law of the jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with the related deferred tax assets. This standard is effective for fiscal years and interim periods beginning after December 15, 2013, but earlier adoption is permitted. Upon adoption, the standard must be applied prospectively to unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We plan to adopt the standard prospectively on its required effective date of January 1, 2014 and do not expect the adoption of the standard to have a material effect on our consolidated financial condition, results of operations or cash flows.

Note C—Business Combinations

        On October 7, 2011, ILFC acquired all of the issued and outstanding shares of capital stock of AeroTurbine from AerCap Holdings N.V. for an aggregate cash purchase price of $228 million and the assumption of outstanding debt. The AeroTurbine acquisition was recorded as a business combination in accordance with GAAP. Through AeroTurbine, we provide engine leasing; certified aircraft engines, airframes, and engine parts; and supply chain solutions, and we possess the capabilities to disassemble aircraft and engines into parts. These capabilities allow us to maximize the value of our aircraft and engines across their complete life cycle and offer an integrated value proposition to our airline customers as they transition out aging aircraft. Additionally, this acquisition enables us to provide a differentiated fleet management product and service offering to our airline customers as they transition out aging aircraft. The results of AeroTurbine from October 7, 2011 are included in the accompanying consolidated financial statements.

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

(a)
Includes Goodwill of $15.6 million.

Note D—Related Party Transactions

        Related Party Allocations and Fees:    We are party to cost sharing agreements, including tax, with AIG. Generally, these agreements provide for the allocation of corporate costs based upon a proportional allocation of costs to all subsidiaries. Our management believes the proportionate method used to allocate corporate costs is reasonable. It is not practicable to determine what the amounts of those expenses would have been had we operated on a stand-alone basis. We also pay other subsidiaries of AIG a fee related to management services provided for certain of our foreign subsidiaries and we continue to earn management fees from two trusts consolidated by AIG for the management of aircraft we sold to the trusts in prior years. We are included in the consolidated federal income tax return of AIG as well as certain state tax returns where AIG files on a combined/unitary basis. Settlement with AIG for taxes are determined in accordance with our tax sharing agreements. Currently, under the agreement AIG has entered into with AerCap, net tax payments under our tax sharing agreement with AIG have been temporarily suspended, and our tax sharing agreement with AIG will be terminated upon the consummation of the AerCap Transaction.

        Dividends and Capital Contribution:    In 2013, we transferred shares of AIG stock with a carrying value, net of taxes, of $0.9 million, to AIG and recorded the transaction in Retained earnings as a dividend. We transferred two corporate aircraft with a combined net book value of $37.3 million to AIG during the year ended December 31, 2012. The transaction was recorded in Retained earnings as a dividend of $25.4 million, net of taxes of $11.9 million. We also received one corporate aircraft from AIG and we recorded $16.7 million, net of taxes of $9.2 million, in Lease receivables and other assets and as a capital contribution in Paid-in capital to reflect the transaction.

        Expenses Paid by AIG on Our Behalf.    We recorded $10.1 million, $2.6 million and $(8.0) million in Paid in capital for the years ended December 31, 2013, 2012 and 2011, respectively, for compensation, legal fees and other expenses paid by AIG on our behalf for which we were not

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note D—Related Party Transactions (Continued)

required to reimburse. The $8.0 million decrease recorded for the year ended December 31, 2011, resulted from an adjustment for forfeited pension benefits, previously recorded as Paid in capital. See Note M—Shareholders' Equity.

        Derivatives and Insurance Premiums:    The counterparty of all of our interest rate swap agreements as of December 31, 2013 was AIG Markets, Inc., a wholly-owned subsidiary of AIG. See Note T—Fair Value Measurements and Note U—Derivative Financial Instruments. In addition, we purchase insurance through a broker who may place part of our policies with AIG. Total insurance premiums were $8.2 million, $9.9 million and $7.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        Our financial statements include the following amounts involving related parties:

Statement of Operations	2013	2012	2011
	(Dollars in thousands)
Expense (income):
Effect from derivatives contracts with AIG Markets, Inc.(a)	$1,183	$1,212	$8,414
Interest on derivative contracts with AIG Markets, Inc.	11,995	17,712	50,043
Corporate costs from AIG, including allocations(b)	38,990	22,941	(1,246)
Interest on time deposit account with AIG Markets(c)	(2,878)	(3,634)	—
Management fees received	(8,821)	(8,871)	(9,323)
Management fees paid to AIG subsidiaries	126	156	94

	December 31,
Balance Sheet	2013	2012
	(Dollars in thousands)
Asset (liability):
Time deposit account with AIG Markets(c)	$606,249	$1,103,591
Derivative liabilities(a)	(8,348)	(20,933)
Current income taxes and other tax liabilities to AIG(d)	(316,293)	(299,333)
Accrued pension liability under AIG plan	(22,881)	(20,949)
Corporate costs payable to AIG and amounts owed to AIG subsidiaries	(783)	(20)
Equity increase (decrease):
Aircraft transfer to AIG, net of tax of $11,866 (2012)	—	(25,379)
Aircraft contribution from AIG, net of tax of $9,211 (2012)	—	16,690
AIG stock transfer to AIG	(924)	—
Expenses paid by AIG on our behalf(e)	10,053	2,636

(a)
See Note U—Derivative Financial Instruments.

(b)
Amount for the year ended December 31, 2013 includes $3.7 million of legal expenses paid by AIG on our behalf prior to 2013. See Note A—Basis of Preparation.

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

(d)
We paid approximately $0.4 million and $1.7 million to AIG for ILFC tax liability during the years ended December 31, 2013 and 2012, respectively.

(e)
Amount for the year ended December 31, 2013 includes the after-tax impact of a $3.7 million adjustment to correctly reflect legal expenses paid by AIG on our behalf prior to 2013. See Note A—Basis of Preparation.

Note E—Other Income

        Other Income consists of the following:

	2013	2012	2011
	(Dollars in thousands)
AeroTurbine revenue(a)
Engines, airframes, parts and supplies	$330,880	$308,981	$71,778
Cost of sales	(284,432)	(255,918)	(62,070)

	46,448	53,063	9,708
Interest and Other	76,784	70,187	48,202

Total	$123,232	$123,250	$57,910

(a)
Other income includes revenue from sales by AeroTurbine of engines, airframes, parts and supplies, presented net of cost of sales in our Consolidated Statements of Operations. AeroTurbine was acquired on October 7, 2011.

Note F—Aircraft Impairment Charges on Flight Equipment Held for Use

  Year ended December 31, 2013

        During the year ended December 31, 2013, we recorded impairment charges of $1.2 billion relating to 44 aircraft, primarily in connection with our third quarter of 2013 recoverability assessment whereby we concluded that the net book values of certain four-engine widebody aircraft in our fleet were no longer supportable based upon the latest cash flow estimates because the estimated holding periods were not likely to be as long as previously anticipated. The increasing number of aircraft operators looking to completely or partially replace their Airbus A340s and Boeing 747s is expected to increase the available supply of these aircraft types and diminish future lease placement opportunities. Sustained high fuel prices, the introduction of more fuel-efficient aircraft, and the success of competing aircraft models have resulted in a shrinking operator base for these aircraft types. These factors along with the latest updates to airline fleet plans and recent efforts to remarket these aircraft informed our conclusions. Approximately $1.0 billion of the $1.2 billion of impairment charges recorded for the year ended December 31, 2013, resulted from the four-engine widebody aircraft and in particular the Airbus A340-600s, which has a limited operator base.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note F—Aircraft Impairment Charges on Flight Equipment Held for Use (Continued)

        In connection with our recoverability assessment of aircraft performed in the third quarter of 2013, we re-assessed the estimated holding period for certain aircraft types and, as a result, we changed the estimated economic useful life of 55 aircraft in our fleet, including 32 aircraft that were impaired during the third quarter of 2013. In the fourth quarter of 2013, we started depreciating these aircraft using the straight-line method over their estimated remaining revised useful lives. This change accelerates the overall depreciation expense on these aircraft but will be partially offset by the reduction in the carrying values of the 32 aircraft for which impairment charges were recorded during the third quarter of 2013. These changes, absent any other changes to the carrying value of these aircraft in the ordinary course of business, would result in an increase in our 2014 depreciation expense for these aircraft of approximately $23 million. Beginning in 2015, our depreciation expense for these aircraft is expected to decrease as these aircraft begin to reach the end of their respective estimated useful lives.

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

        The result of the assessment based on our updated assumptions indicated that the book values of 95 aircraft were not fully recoverable, and these aircraft were deemed impaired. Most of the aircraft reviewed were in the second half of their estimated 25-year economic useful life, and were aircraft that were out of production, or had been impacted by new technology developments. We recorded impairment charges aggregating $1.6 billion related to 100 impaired aircraft for the year ended December 31, 2011. Of the $1.6 billion in impairment charges recognized, $43.9 million related to repossessions and early returns of aircraft that were leased to airlines that ceased operations subsequent to December 31, 2011.

        As part of the annual recoverability assessment in 2011, we also identified 239 aircraft that were either aircraft out of production or impacted by new technology developments. Out of these 239 aircraft, we changed the estimated economic useful life of 140 aircraft. In addition, we changed the useful life of our ten freighter aircraft from 35 to 25 years. These changes resulted in an increase in our 2012 depreciation expense for these aircraft of approximately $55.9 million as compared to 2011. The overall increase in depreciation expense from shortening the estimated holding periods on these 140 aircraft will decline as these aircraft are disposed of.

Note G—Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed

        We periodically dispose of aircraft from our fleet held for use prior to the conclusion of their economic useful life through either a sale or part-out. As part of the recoverability assessment of our fleet, management assesses potential transactions and the likelihood that each individual aircraft will continue to be held for use as part of our leased fleet or if the aircraft will be disposed of through either a sale or part-out. If management determines that it is more likely than not that an aircraft will be disposed of through either a sale or part-out as a result of a potential transaction, a recoverability assessment is performed by comparing the carrying amount of the aircraft to the estimated future undiscounted cash flows expected to be generated by the aircraft. If the future undiscounted cash flows are less than the aircraft carrying amount, the aircraft is impaired and is re-measured to fair value in accordance with our Fair Value Policy. See Note T—Fair Value Measurements. The difference between the fair value and the carrying amount of the aircraft is recognized as an impairment loss or fair value adjustment separately in our Consolidated Statements of Operations. Further, if the aircraft meets the criteria to be classified as Flight equipment held for sale, we will reclassify the aircraft from Flight equipment into Lease receivables and other assets (subsequent to recording any necessary impairment charges or fair value adjustments).

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note G—Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed (Continued)

        We reported the following impairment charges and fair value adjustments on flight equipment sold or to be disposed during the years ended December 31, 2013, 2012 and 2011.

	December 31,
	2013			2012			2011
	Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments		Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments		Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments
	(Dollars in millions)
Loss/(Gain)
Impairment charges and fair value adjustments on aircraft likely to be sold or sold (including sales-type leases)	19	$95.0	(a)	10	$43.3		17	$163.1
Fair value adjustments on held for sale aircraft sold or transferred from held for sale back to flight equipment	—	—		4	4.1		10	(3.7)	(b)
Impairment charges on aircraft intended to be or designated for part-out	25	143.6	(c)	12	42.3	(c)	3	10.9

Total Impairment charges and fair value adjustments on flight equipment sold or to be disposed	44	$238.6		26	$89.7		30	$170.3

(a)
Includes charges relating to 11 aircraft that met the criteria to be classified as Flight equipment held for sale, and were reclassified into Flight equipment held for sale. During the year ended December 31, 2013, 10 of these aircraft were sold to a third party and one of these aircraft was converted to a finance and sales-type lease.

(b)
Included in this amount are net positive fair value adjustments related to aircraft previously held for sale, but which no longer met such criteria and were subsequently reclassified to Flight equipment. Also included in this amount are net positive fair value adjustments related to sales price adjustments for aircraft that were previously held for sale and sold during the period presented.

(c)
Includes charges relating to seven engines for the year ended December 31, 2013 and 13 engines for the year ended December 31, 2012.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note H—Other Expenses

        Other expenses for the years ended December 31, 2013, 2012 and 2011 were $107.2 million, $49.3 million and $88.2 million, respectively. The results for the year ended December 31, 2013, were primarily impacted by a $100.5 million provision recorded for asset value guarantees on six aircraft. The results for the year ended December 31, 2012, were primarily impacted by a $31.3 million provision recorded for asset value guarantees associated with three aircraft and $18.0 million of rent expense associated with two aircraft leases that expired in January 2013. The results for the year ended December 31, 2011, were primarily impacted by a $23.1 million provision recorded for losses on finance and sales-type leases, a $21.9 million provision recorded for losses relating to three notes receivable, a $20 million charge for an aircraft engine order cancellation and $18.0 million of rent expense associated with two aircraft leases.

Note I—Lease Receivables and Other Assets

        At December 31, 2013 and 2012, Lease receivables and other assets consist of the following:

	2013	2012
	(Dollars in thousands)
Lease receivables	$229,354	$199,694
AeroTurbine Inventory	257,676	149,390
Lease incentive costs, net of amortization(a)	183,220	128,616
Straight-line rents and other assets	199,591	235,780
Goodwill and Other intangible assets	46,076	48,887
Notes and trade receivables, net of allowance(b)	18,146	23,181
Derivative assets(c)	—	54

	$934,063	$785,602

(a)
See Note N—Rental Income.

(b)
Notes receivable are primarily from the sale of flight equipment and are fixed with varying interest rates from 2.0% to 10.5%.

(c)
See Note U—Derivative Financial Instruments.

        During the year ended December 31, 2013, we did not have any activity in our allowance for credit losses on notes receivable. We had the following activity in our allowance for credit losses on notes receivable during the year ended December 31 2012:

(Dollars in thousands)
Balance at December 31, 2011	$41,396
Provision	(9,727)
Write-offs	(31,669)

Balance at December 31, 2012	$—

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note J—Net Investment in Finance and Sales-type Leases

        The following table lists the components of the Net investment in finance and sales-type leases:

	December 31, 2013	December 31, 2012
	(Dollars in thousands)
Total lease payments to be received	$258,887	$98,211
Estimated residual values of leased flight equipment (unguaranteed)	56,003	29,157
Less: Unearned income	(103,774)	(33,432)

	$211,116	$93,936
Less: Allowance for credit losses	—	—

Net investment in finance and sales-type leases	$211,116	$93,936

        At December 31, 2013, minimum future lease payments to be received on finance and sales-type leases are as follows:

(Dollars in thousands)
2014	$52,668
2015	40,456
2016	36,061
2017	30,530
2018	29,310
Thereafter	69,862

Total minimum lease payments to be received	$258,887

        During the year ended December 31, 2013, we did not have any activity in our allowance for credit losses on Net investment in finance and sales-type leases. We had the following activity in our allowance for credit losses on Net investment in finance and sales-type leases during the year ended December 31, 2012:

(Dollars in thousands)
Balance at December 31, 2011	$23,088
Provision	—
Write-offs	(23,088)

Balance at December 31, 2012	$—

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K—Debt Financing

        Our debt financing was comprised of the following at the following dates:

	December 31,
	2013	2012
	(Dollars in thousands)
Secured
Senior secured bonds	$3,900,000	$3,900,000
ECA and Ex-Im financings	1,746,144	2,193,229
Secured bank debt(a)	1,811,705	1,961,143
Institutional secured term loans	750,000	1,450,000
Less: Deferred debt discount(b)	(5,058)	(15,125)

	8,202,791	9,489,247
Unsecured
Bonds and medium-term notes	12,269,522	13,890,747
Less: Deferred debt discount(b)	(31,456)	(37,207)

	12,238,066	13,853,540

Total Senior Debt Financings	20,440,857	23,342,787
Subordinated debt	1,000,000	1,000,000

	$21,440,857	$24,342,787

(a)
Of these amounts, $173.5 million (2013) and $270.5 million (2012) are non-recourse to ILFC. These secured financings were incurred by VIEs, and consolidated into our consolidated financial statements.

(b)
During the year ended December 31, 2013, we recorded a $19.5 million adjustment to correct and fully align amortization of deferred debt issue costs and debt discounts in prior periods with the effective interest method, of which $4.4 million related to debt discounts and is reflected herein. See Note A—Basis of Preparation.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K—Debt Financing (Continued)

        The following table presents information regarding the collateral provided for our secured debt:

	As of December 31, 2013
	Debt Outstanding	Net Book Value	Number of Aircraft
	(Dollars in thousands)
Senior secured bonds	$3,900,000	$5,864,796	174
ECA and Ex-Im financings	1,746,144	4,938,321	118
Secured bank debt(a)	1,811,705	2,591,814	61
Institutional secured term loans	750,000	1,266,438	52

Total	$8,207,849	$14,661,369	405

(a)
Amounts represent net book value and number of aircraft securing ILFC secured bank term debt and do not include the book value or number of AeroTurbine assets securing the AeroTurbine revolving credit agreement, under which $380.5 million is included in the total debt outstanding. ILFC guarantees the AeroTurbine revolving credit agreement on an unsecured basis.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K—Debt Financing (Continued)

ECA Financings

        We entered into ECA facility agreements in 1999 and 2004 through certain direct and indirect wholly owned subsidiaries that have been designated as non-restricted subsidiaries under our indentures. The 1999 and 2004 ECA facilities were used to fund purchases of Airbus aircraft through 2001 and 2010, respectively. Each aircraft purchased was financed by a ten-year fully amortizing loan. New financings are no longer available to us under either ECA facility.

        As of December 31, 2013, approximately $1.5 billion was outstanding under the 2004 ECA facility and no loans were outstanding under the 1999 ECA facility. The interest rates on the loans outstanding under the 2004 ECA facility are either fixed or based on LIBOR and ranged from 0.316% to 4.711% at December 31, 2013. The loans are guaranteed by various European ECAs. We have collateralized the debt with pledges of the shares of wholly owned subsidiaries that hold title to the aircraft financed under the facilities. The 2004 ECA facility contains customary events of default and restrictive covenants.

        The 2004 ECA facility requires us to segregate security deposits, overhaul rentals and rental payments received under the leases related to the aircraft funded under the 2004 ECA facility (segregated rental payments are used to make scheduled principal and interest payments on the outstanding debt). The segregated funds are deposited into separate accounts pledged to and controlled by the security trustee of the 2004 ECA facility. At December 31, 2013, and December 31, 2012, respectively, we had segregated security deposits, overhaul rentals and rental payments aggregating approximately $450.4 million and $405.4 million related to aircraft funded under the 2004 ECA facility. The segregated amounts fluctuate with changes in security deposits, overhaul rentals, rental payments and principal and interest payments related to the aircraft funded under the 2004 ECA facility. In addition, if a default resulting in an acceleration of the obligations under the 2004 ECA facility were to occur, pursuant to the cross-collateralization agreement described below, we would have to segregate lease payments, overhaul rentals and security deposits received after such acceleration event occurred from the leases relating to all the aircraft funded under the 1999 ECA facility that remain as collateral, even though those aircraft are no longer subject to a loan at December 31, 2013.

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

Ex-Im Financings

        On December 19, 2012, we issued through a consolidated entity pre-funded amortizing notes with an aggregate principal amount of $287.0 million. The notes mature in January 2025 and scheduled principal payments commenced in April 2013. The notes are guaranteed by the Export-Import Bank of the United States and bear interest at a rate per annum equal to 1.492%. The funds were being held in a restricted cash account at December 31, 2012. During the year ended December 31, 2013, we used the proceeds from the notes to finance two Boeing 777-300ER aircraft, which serve as collateral for the notes.

Secured Bank Debt

        2011 Secured Term Loan.    On March 30, 2011, one of our indirect, wholly owned subsidiaries entered into a secured term loan agreement with lender commitments in the amount of approximately $1.3 billion, which was subsequently increased to approximately $1.5 billion. As of December 31, 2013, approximately $1.3 billion was outstanding under this agreement. The loan matures on March 30, 2018, and scheduled principal payments commenced in June 2012. The loan bears interest at LIBOR plus a margin of 2.75%, or, if applicable, a base rate plus a margin of 1.75%. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain wholly owned subsidiaries of the subsidiary borrower. The security granted includes a portfolio of 54 aircraft, together with the attached leases and all related equipment, and the equity interests in certain SPEs that own the pledged aircraft, attached leases, and related equipment. The 54 aircraft had an initial aggregate appraised value, as defined in the loan agreement, of approximately $2.4 billion, which equaled a loan-to-value ratio of approximately 65%. The subsidiary borrower, subsidiary guarantors and SPEs have been designated as non-restricted subsidiaries under our indentures.

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

        AeroTurbine Revolving Credit Agreement.    AeroTurbine has a credit facility that expires on December 9, 2015 and, after the most recent amendment on February 23, 2012, provides for a

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K—Debt Financing (Continued)

maximum aggregate available amount of $430 million, subject to availability under a borrowing base calculated based on AeroTurbine's aircraft assets and accounts receivable. AeroTurbine has the option to increase the aggregate amount available under the facility by an additional $70 million, either by adding new lenders or allowing existing lenders to increase their commitments if they choose to do so. Borrowings under the facility bear interest determined, with certain exceptions, based on LIBOR plus a margin of 3.0%. AeroTurbine's obligations under the facility are guaranteed by ILFC on an unsecured basis and by AeroTurbine's subsidiaries (subject to certain exclusions) and are secured by substantially all of the assets of AeroTurbine and its subsidiary guarantors. The credit agreement contains customary events of default and covenants, including certain financial covenants. Additionally, the credit agreement imposes limitations on AeroTurbine's ability to pay dividends to us (other than dividends payable solely in common stock). As of December 31, 2013, AeroTurbine had approximately $380.5 million outstanding under the facility.

        Secured Commercial Bank Financings.    In May 2009, ILFC provided $39.0 million of subordinated financing to an indirect, wholly owned subsidiary that has been designated as non-restricted under our indentures. The entity used these funds and an additional $106.0 million borrowed from third parties to purchase an aircraft, which it leases to an airline. The loans had original maturity dates in May 2018 with interest rates based on LIBOR. On January 16, 2013, the subsidiary repaid both loans in full. In connection with the prepayment of these loans, we recognized losses aggregating $1.7 million from the write off of unamortized deferred financing costs.

        In June 2009, ILFC borrowed $55.4 million through an indirect, wholly owned subsidiary that had been designated as non-restricted, under our indentures and that owns one aircraft leased to an airline. The loan partly amortized over five years with the remaining $27.5 million originally due in 2014 and the interest rate was fixed at 6.58%. On March 20, 2013, we repaid the loan in full. In connection with the prepayment of this loan, we recognized losses aggregating $0.8 million from the write off of unamortized deferred financing costs.

        In March 2012, one of ILFC's indirect, wholly owned subsidiaries that had been designated as non-restricted under our indentures entered into a $203 million term loan facility that was used to finance seven Boeing 737-800s. The principal of each senior loan issued under the facility will partially amortize over six years, with the remaining principal payable at the maturity date. At December 31, 2013, approximately $173.5 million was outstanding and the average interest rate on the loans was 4.73%. The loans are non-recourse to ILFC except under limited circumstances and are secured by the purchased aircraft and lease receivables. The subsidiary borrower can voluntarily prepay the loans at any time subject to a 2% prepayment fee prior to March 30, 2014 and a 1% prepayment fee between March 30, 2014 and March 30, 2015. On March 29, 2013, we amended certain financial covenants under our $203 million term loan facility. The subsidiary borrower under the $203 million term loan facility is prohibited from: (i) incurring additional debt; (ii) incurring additional capital expenditures; (iii) hiring employees; and (iv) negatively pledging the assets securing the facility.

Institutional Secured Term Loans

        In 2012, we entered into the following term loans:

  •
  Secured Term Loan 2012-1: On February 23, 2012, one of our indirect, wholly owned subsidiaries that had been designated as non-restricted under our indentures entered into a

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K—Debt Financing (Continued)

    secured term loan agreement in the amount of $900 million. The loan matures on June 30, 2017, and initially bore interest at LIBOR plus a margin of 4.0% with a 1.0% LIBOR floor, or, if applicable, a base rate plus a margin of 3.0%. On April 5, 2013, we amended this secured term loan and simultaneously prepaid $150 million of the outstanding principal amount. In connection with the partial prepayment of this secured term loan, we recognized losses aggregating approximately $2.9 million from the write off of unamortized deferred financing costs. The remaining outstanding principal amount of $750 million now bears interest at an annual rate of LIBOR plus 2.75%, with a LIBOR floor of 0.75%, or, if applicable, a base rate plus a margin of 1.75%. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain wholly owned subsidiaries of the subsidiary borrower. The security granted includes the equity interests in certain SPEs of the subsidiary borrower that have been designated as non-restricted under our indentures. The SPEs initially held title to 62 aircraft, together with the attached leases and all related equipment, with an aggregate appraised value, as defined in the loan agreement, of approximately $1.66 billion as of December 31, 2011, equaling an initial loan-to-value ratio of approximately 54%. After giving effect to the amendment, certain collateral that had served as security for the secured term loan was released. As of December 31, 2013, the SPEs collectively own a portfolio of 52 aircraft, together with the attached leases and all related equipment, with an aggregated appraised value of $1.22 billion, equaling a loan-to-value ratio of approximately 61.5%. The loan requires a loan-to-value ratio of no more than 63%. If the subsidiary borrower does not maintain compliance with the maximum loan-to-value ratio, it will be required to prepay a portion of the outstanding loan, deposit an amount in the cash collateral account or transfer additional aircraft to SPEs, subject to certain concentration criteria, so that the ratio is equal to or less than the maximum loan-to-value ratio. The principal of the loan is payable in full at maturity with no scheduled amortization. We can voluntarily prepay the loan at any time. The loan contains customary covenants and events of default, including covenants that limit the ability of the subsidiary borrower and its subsidiaries to incur additional indebtedness and create liens, and covenants that limit the ability of ILFC, the subsidiary borrower and its subsidiaries to consolidate, merge or dispose of all or substantially all of their assets and enter into transactions with affiliates.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K—Debt Financing (Continued)

        At December 31, 2013, we had issued unsecured notes with an aggregate principal amount outstanding of approximately $9.5 billion under our current and previous shelf registration statements, including $750 million of 3.875% notes due 2018 and $500 million of 4.625% notes due 2021, each issued in March 2013; and $550 million of floating rate notes due 2016, issued in May 2013. The floating rate notes bear interest at three-month LIBOR plus a margin of 1.95%, with the interest rate resetting quarterly. At December 31, 2013, the interest rate was 2.193%. The debt securities outstanding under our shelf registration statements mature through 2022 and the fixed rate notes bear interest at rates ranging from 3.875% to 8.875%. The notes are not subject to redemption prior to their stated maturity and there are no sinking fund requirements.

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

        The indentures also provide for customary events of default including, but not limited to, the failure to pay scheduled principal and interest payments on the notes, the failure to comply with covenants and agreements specified in the indenture, the acceleration of certain other indebtedness resulting from non-payment of that indebtedness and certain events of insolvency. If any event of default occurs, any amount then outstanding under the relevant indentures may immediately become due and payable.

Unsecured Revolving Credit Agreement

        2012 Credit Facility.    On October 9, 2012, we entered into a $2.3 billion three-year unsecured revolving credit facility with a group of 10 banks that expires on October 9, 2015. Our revolving credit facility provides for interest rates based on either a base rate or LIBOR plus a margin, currently 2.00%, determined by reference to our ratio of consolidated indebtedness to shareholders' equity. The credit agreement contains customary events of default and restrictive covenants that, among other things, limit our ability to incur liens and transfer or sell assets. The credit agreement also contains financial covenants that require us to maintain a minimum interest coverage ratio and a maximum ratio of consolidated indebtedness to shareholders' equity. As of December 31, 2013 and February 24, 2014, we had not drawn on our revolving credit facility.

        In connection with our pending sale to AerCap, on January 28, 2014, we amended our $2.3 billion revolving credit facility. The amendment will only become effective upon the occurrence of certain conditions, including the consummation of the pending sale of us to AerCap. As part of the amendments to our revolving credit facility, AerCap and certain of its subsidiaries will be required to guarantee our obligations under the revolving credit facility and the cross-default provision will extend

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K—Debt Financing (Continued)

to defaults on certain indebtedness of AerCap or any of its subsidiaries that are guarantors at such time under the revolving credit agreement. The amendments to the revolving credit facility also add financial covenants and revise other financial and restrictive covenants. The new and revised financial covenants will be measured on a consolidated basis for AerCap and its subsidiaries.

Subordinated Debt

        In December 2005, we issued two tranches of subordinated debt totaling $1.0 billion. Both tranches mature on December 21, 2065. The $400 million tranche has a call option date of December 21, 2015. The $400 million tranche has a fixed interest rate of 6.25% until the 2015 call option date. If we do not exercise the call option, the interest rate will change to a floating rate, reset quarterly, based on a margin of 1.80% plus the highest of (i) 3 month LIBOR; (ii)  10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. We can call the $600 million tranche at any time. The interest rate on the $600 million tranche is a floating rate with a margin of 1.55% plus the highest of (i) 3 month LIBOR; (ii)10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. The interest rate resets quarterly. At December 31, 2013, the interest rate was 5.46%. If we choose to redeem the $600 million tranche, we must pay 100% of the principal amount of the bonds being redeemed, plus any accrued and unpaid interest to the redemption date. If we choose to redeem only a portion of the outstanding bonds, at least $50 million principal amount of the bonds must remain outstanding.

        Under the terms of the subordinated debt, failure to comply with a financial test requiring a minimum ratio of equity to total managed assets and a minimum fixed charge coverage ratio will result in a "mandatory trigger event". If a mandatory trigger event occurs and we are unable to raise sufficient capital through capital contributions from AIG or the sale of our stock (in the manner permitted by the terms of the subordinated debt) to cover the next interest payment on the subordinated debt, a "mandatory deferral event" will occur. If a mandatory deferral event occurs, we would be required to defer all interest payments on the subordinated debt and be prohibited from paying cash dividends on our capital stock (including our market auction preferred stock) until we are in compliance with both financial tests or have raised sufficient capital to pay all accumulated and unpaid interest on the subordinated debt. Mandatory trigger events and mandatory deferral events are not events of default under the indenture governing the subordinated debt.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K—Debt Financing (Continued)

Loss on Extinguishment of Debt

        2013.    During the year ended December 31, 2013, we prepaid in full our $550 million secured term loan originally scheduled to mature in April 2016, the total outstanding under both tranches of the $106.0 million secured financing, and the total outstanding under the $55.4 million secured financing, and prepaid $150 million of the outstanding principal amount of our secured term loan due June 30, 2017. In connection with these prepayments, we recognized charges aggregating $17.7 million from the write off of unamortized deferred financing costs and deferred debt discount.

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

  Existing Commitments

        Maturities of debt financing (excluding deferred debt discount) at December 31, 2013 are as follows:

(Dollars in thousands)
2014	$3,045,918
2015	2,884,508
2016	3,280,058
2017	3,149,725
2018	2,980,135
Thereafter	6,137,027

$21,477,371

  Other

        Under the most restrictive provisions of our debt agreements, consolidated retained earnings at December 31, 2013, in the amount of $2.7 billion are unrestricted as to payment of dividends based on consolidated net tangible worth requirements. We have not paid any dividends on our common stock since 2008. Under the terms of our subordinated debt, we may be restricted from paying cash dividends on our capital stock in the future if we fail to comply with certain covenants, as described above under "—Subordinated Debt."

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note L—Security Deposits on Aircraft, Deferred Overhaul Rental and Other Customer Deposits

        As of December 31, 2013 and 2012, Security deposits, deferred overhaul rental and other customer deposits were comprised of:

	As of December 31,
	2013	2012
	(Dollars in thousands)
Security deposits paid by lessees	$1,065,719	$1,115,213
Deferred overhaul rentals	882,422	754,175
Rents received in advance and straight-line rents	460,785	453,837
Other customer deposits	229,068	201,756

Total	$2,637,994	$2,524,981

Note M—Shareholders' Equity

Market Auction Preferred Stock

        The MAPS have a liquidation value of $100,000 per share and are not convertible. The dividend rate, other than the initial rate, for each dividend period for each series is to be reset approximately every seven weeks (49 days) on the basis of orders placed in an auction, provided such auctions are able to occur. At December 31, 2013, the dividend rate for Series A MAPS was 0.193% and the dividend rate for Series B MAPS was 0.223%. During 2012, there was no ability to conduct such auctions. Therefore, the MAPS certificates of determination dictate that a "maximum applicable rate" (as calculated on each auction date pursuant to the certificates of determination) be paid on the MAPS.

Paid-in Capital

        We recorded approximately $10.1 million in 2013, $2.6 million in 2012 and $(8.0) million in 2011 in Paid-in capital for compensation, legal fees and other expenses paid by AIG on our behalf, which we were not required to reimburse. We adjusted Paid-in capital by $8.0 million for the year ended December 31, 2011, resulting from an adjustment for forfeited pension benefits. The pension expenses had been recorded in Paid-in capital in previous years when recognized.

        In addition, in 2012 we received one corporate aircraft from AIG and recorded $16.7 million, net of taxes of $9.2 million, as a capital contribution in Paid-in capital to reflect the transaction.

Accumulated Other Comprehensive (Loss) Income

        Accumulated other comprehensive (loss) income consists of changes in fair value of derivative instruments that qualify as cash flow hedges and unrealized gains and losses on marketable securities classified as "available-for-sale." The fair value of derivatives is based upon a model that employs current interest and volatility rates as well as other observable inputs, as applicable. The fair value of marketable securities was determined using quoted market prices.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note M—Shareholders' Equity (Continued)

        The following table presents a rollforward of Accumulated other comprehensive (loss) income:

	Gains and losses on cash flow hedges	Unrealized gains and losses on available-for-sale securities	Total
	(Dollars in thousands)
Balance at December 31, 2010	$(59,476)	$532	$(58,944)
Other comprehensive income before reclassifications	52,683	(625)	52,058
Amounts reclassified from AOCI	8,414	—	8,414
Income tax effect	(21,384)	219	(21,165)

Net increase in other comprehensive income	39,713	(406)	39,307

Balance at December 31, 2011	$(19,763)	$126	$(19,637)
Other comprehensive income before reclassifications	9,208	486	9,694
Amounts reclassified from AOCI	1,212	—	1,212
Income tax effect	(3,588)	(172)	(3,760)

Net increase in other comprehensive income	6,832	314	7,146

Balance at December 31, 2012	$(12,931)	$440	$(12,491)
Other comprehensive income before reclassifications	11,265	391	11,656
Amounts reclassified from AOCI	1,183	—	1,183
Income tax effect	(4,394)	(138)	(4,532)

Net increase in other comprehensive income	8,054	253	8,307

Balance at December 31, 2013	$(4,877)	$693	$(4,184)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note M—Shareholders' Equity (Continued)

        The following table presents the classification and amount of reclassifications from AOCI to the Consolidated Statements of Operations:

	December 31, 2013	December 31, 2012	December 31, 2011	Consolidated Statements of Operations Classification
	(Dollars in thousands)
Cash flow hedges
Interest rate swap agreements	$(53)	$(82)	$(111)	Other expenses
Foreign exchange swap agreements	—	—	1,008	Other expenses
Income effect of maturing derivative contracts	—	—	(6,502)	Other expenses
Reclassification of amounts de-designated as hedges recorded in AOCI	(1,130)	(1,130)	(2,809)	Other expenses

	(1,183)	(1,212)	(8,414)
Available-for-sale securities
Realized gains and losses on available-for-sale securities	—	—	—	Selling, general and administrative

	—	—	—

Total reclassifications	$(1,183)	$(1,212)	$(8,414)

Retained Earnings

        We recorded the following as dividends charged to Retained Earnings for the following years: $0.9 million in 2013 when we transferred AIG stock to AIG and $25.4 million, net of taxes of $11.9 million in 2012, when we transferred two corporate aircraft to AIG.

Note N—Rental Income

        Minimum future rentals on non-cancelable operating leases and subleases of flight equipment that has been delivered as of December 31, 2013 are shown below.

Year Ended	(Dollars in thousands)
2014	$3,648,098
2015	3,033,688
2016	2,473,946
2017	1,857,141
2018	1,194,151
Thereafter	2,328,344

        Additional net overhaul rentals recognized aggregated $202.4 million in 2013, $241.6 million in 2012 and $198.8 million in 2011, from overhaul rental collections of $713.4 million, $722.0 million and $734.0 million, respectively, for those periods. Flight hour rental revenue we earned based on the lessees' usage aggregated $75.7 million in 2013, $105.3 million in 2012 and $54.4 million in 2011. Flight equipment is leased, under operating leases, with remaining terms ranging from one to 13 years.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note N—Rental Income (Continued)

        Lease Incentives:    Unamortized lease incentives of $183.2 million and $128.6 million at December 31, 2013 and 2012, respectively, are included in Lease receivables and other assets on our Consolidated Balance Sheets. We capitalized lease incentives of $138.5 million and $65.8 million for the years ended December 31, 2013 and 2012, respectively. During the years ended December 31, 2013, 2012 and 2011, we amortized lease incentives into Rentals of flight equipment aggregating $78.1 million, $61.5 million and $63.4 million, respectively.

Note O—Income Taxes

        The following table presents our (loss) income before income taxes by the U.S. and foreign location in which such pre-tax (loss) income was earned or incurred.

	Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
U.S.	$(644,050)	$19,835	$(1,309,684)
Foreign	(152,434)	351,256	275,705

Total	$(796,484)	$371,091	$(1,033,979)

        Our foreign entities are generally treated as foreign disregarded entities of a U.S. corporation for U.S federal income tax purposes. Accordingly, the foreign income is also subject to U.S. federal income tax on a current basis.

        The (benefit) provision for income taxes is comprised of the following:

	2013	2012	2011
	(Dollars in thousands)
Current:
Federal	$12,696	$23,859	$156,086
State	1,284	(613)	1,175
Foreign	284	494	990

	14,264	23,740	158,251
Deferred:
Federal	(288,838)	(73,202)	(553,439)
State	(8,637)	(6,332)	32,443
Foreign	3,810	16,563	52,667

	(293,665)	(62,971)	(468,329)

	$(279,401)	$(39,231)	$(310,078)

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note O—Income Taxes (Continued)

        The net deferred tax liability consists of the following deferred tax liabilities (assets):

	2013	2012
	(Dollars in thousands)
Deferred Tax Liabilities:
Accelerated depreciation on flight equipment	$4,723,639	$4,999,957

Total Deferred Tax Liabilities	$4,723,639	$4,999,957

Deferred Tax Assets:
Straight line rents	$(35,315)	$(23,719)
Estimated reimbursements of overhaul rentals	(312,689)	(267,157)
Capitalized overhauls	(92,325)	(100,418)
Rent received in advance	(86,558)	(91,879)
Derivatives	(3,211)	(8,155)
Accruals and reserves	(88,842)	(110,466)
Net operating loss carry forward and other tax attributes	(178,071)	(211,854)
Investment in foreign subsidiaries	(73,041)	(69,230)
Other	(14,871)	(10,146)

Total Deferred Tax Assets	$(884,923)	$(893,024)

Valuation Allowance	$15,736	$35,790

Total Deferred Tax Assets After Valuation Allowance	$(869,187)	$(857,234)

Net Deferred Tax Liability	$3,854,452	$4,142,723

        Our U.S. federal net operating losses are generally classified as deferred tax assets due to uncertainties with regard to the timing of their future utilization in the consolidated tax return of AIG. On a separate tax return basis, we have U.S. federal gross net operating loss carryforwards of $779.9 million and $995.0 million for December 31, 2013 and December 31, 2012, respectively. Our U.S. federal net operating loss carryforwards expire beginning in 2028. In addition, as of December 31, 2013 and December 31, 2012, we also have gross foreign net operating loss carryforwards of $300.7 million and $283.0 million, respectively. Our foreign net operating loss carryforwards do not expire. In Australia, because we do not expect to generate sufficient sources of taxable income to fully utilize our foreign net operating loss carryforwards, we have recorded a valuation allowance of $15.7 million and $35.8 million, as of December 31, 2013 and December 31, 2012, respectively, resulting in a deferred tax asset, net of valuation allowance, of $0 million at December 31, 2013 and December 31, 2012. We have U.S. foreign tax credits carryforwards which begin to expire in 2018. We also have certain state net operating loss carryforwards which begin to expire in 2026.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note O—Income Taxes (Continued)

        A reconciliation of the expected total provision at the statutory tax rate for income taxes to the amount recorded is as follows:

	2013	2012	2011
	(Dollars in thousands)
Computed expected provision at 35%	$(278,769)	$129,882	$(361,893)
State income tax, net of Federal	(4,780)	(4,514)	21,852
IRS audit adjustments and interest	(485)	(2,802)	37,011
Tax basis adjustment	914	(162,639)	—
Other	3,719	842	(7,048)

(Benefit) Provision for income taxes	$(279,401)	$(39,231)	$(310,078)

        We are periodically advised of certain IRS and other adjustments identified in AIG's consolidated tax return which are attributable to our operations. Under our tax sharing arrangement, we provide a charge or credit for the effect of the adjustments and the related interest in the period we are advised of such adjustments and interest. We recognized $(0.5) million, $(2.8) million and $37 million of IRS audit adjustments in the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, respectively.

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

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in thousands)
Balance at January 1, 2011	$225,352
Additions based on tax positions related to 2011	48,549
Additions for tax positions of prior years	800
Reductions for tax positions of prior years	(18,115)

Balance at December 31, 2011	256,586

Additions based on tax positions related to 2012	480,927
Additions for tax positions of prior years	5,652
Reductions for tax positions of prior years	(17,419)

Balance at December 31, 2012	725,746

Additions based on tax positions related to 2013	88,326
Additions for tax positions of prior years	355
Reductions for tax positions of prior years	(5,418)

Balance at December 31, 2013	$809,009

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note O—Income Taxes (Continued)

        Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. We recognized $8.5 million, $2.7 million and $(4.3) million of interest, net of the federal benefit, in the Consolidated Statements of Operations for the years ended December 31, 2013, 2012, and 2011, respectively. At December 31, 2013, 2012, and 2011, we had accrued $20.2 million, $11.7 million and $8.9 million, respectively, for the payment of interest, net of the federal tax benefit. At December 31, 2013, 2012 and 2011, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the tax rate were $809.0 million, $725.7 million and $256.6 million, respectively.

        We regularly evaluate adjustments proposed by taxing authorities. At December 31, 2013, such proposed adjustments would not have resulted in a material change to our consolidated financial condition, although it is possible that the effect could be material to our consolidated results of operations for an individual reporting period. Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, we do not expect any change to be material to our consolidated financial condition.

        Although we operate in various countries throughout the world, the major tax jurisdictions in which we operate in are the U.S. and Ireland. In the U.S., we are included in AIG's consolidated federal income tax return, which is currently under examination for tax years 2000 through 2006. The Statute of Limitation for all years prior to 2000 has expired for our consolidated federal tax return. In Ireland, we are subject to examination for tax years from 2009 through 2012.

Note P—Other Information

Concentration of Credit Risk

        We lease and sell aircraft to airlines and others throughout the world and our leases and notes receivables are from entities located throughout the world. We generally obtain deposits on leases and obtain collateral in flight equipment on notes receivable. No single customer accounted for more than 10% of total revenues in 2013, 2012 or 2011.

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

Geographic Concentration

        Revenues from rentals of flight equipment to airlines outside the U.S. were $3.9 billion in 2013, $4.1 billion in 2012 and $4.2 billion in 2011, comprising 93.1%, 93.6% and 94.4%, respectively, of total revenues from rentals of flight equipment. The following table sets forth the dollar amount and

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note P—Other Information (Continued)

percentage of total revenues from rentals of flight equipment attributable to the indicated geographic areas based on each airline's principal place of business for the years indicated:

	2013			2012			2011
	Amount		%	Amount		%	Amount		%
	(Dollars in thousands)
Europe(a)	$1,405,342		33.7%	$1,561,565		35.9%	$1,730,203		38.8%
Asia and the Pacific	1,232,174		29.6	1,295,799		29.8	1,335,533		30.0
The Middle East and Africa	533,616		12.8	540,047		12.4	555,058		12.5
U.S. and Canada	384,430		9.2	389,533		9.0	362,067		8.1
Commonwealth of Independent States	326,062		7.8	287,643		6.6	244,418		5.5
Central and South America and Mexico	284,409		6.9	271,015		6.3	227,126		5.1

	$4,166,033	(b)	100.0%	$4,345,602	(b)	100.0%	$4,454,405	(b)	100.0%

(a)
Includes $305,296 (2013), $352,363 (2012) and $400,300 (2011) of revenue attributable to customers whose principal business is located in the Euro-zone periphery, which is comprised of Greece, Ireland, Italy, Portugal and Spain. Revenues generated from Europe have decreased from 2011 through 2013 as a result of increased repossessions of aircraft from European customers following the European sovereign debt crisis, that we re-leased to airlines domiciled elsewhere.

(b)
Includes AeroTurbine lease revenue of $72,175 (2013), $78,922 (2012) and $19,874 from its acquisition date of October 7, 2011 to December 31, 2011.

        Our revenues from all of our customers based in each of China and France exceeded 10% of our consolidated revenues for certain periods, as set forth in the table below. No other individual country accounted for more than 10% of our total revenues during the periods indicated:

	2013		2012		2011
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
China	$706,748	17.0%	$743,447	17.1%	$766,350	17.2%
France	411,343	9.9	457,007	10.5	487,027	10.9

Currency Risk

        Our functional currency is U.S. dollars. Foreign exchange risk arises from our and our lessees' operations in multiple jurisdictions. All of our aircraft purchase agreements are negotiated in U.S. dollars, we currently receive substantially all of our revenue in U.S. dollars and we pay substantially all of our expenses in U.S. dollars. We currently have a limited number of leases denominated in foreign currencies, maintain part of our cash in foreign currencies, pay taxes in foreign currencies and incur some of our expenses in foreign currencies, primarily the Euro. A decrease in the U.S. dollar in relation to foreign currencies increases our expenses paid in foreign currencies and an increase in the U.S. dollar in relation to foreign currencies decreases our lease revenue received from foreign currency denominated leases. Because we currently receive most of our revenues in U.S. dollars and pay most of our expenses in U.S. dollars, a change in foreign exchange rates would not have a material impact on

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note P—Other Information (Continued)

our results of operations or cash flows. We do not have any restrictions or repatriation issues associated with our foreign cash accounts. Foreign currency transaction gains (losses) in the amounts of $0.6 million, $0.7 million and $(2.4) million were recognized for the years ended December 31, 2013, 2012, and 2011, respectively, and are included in Other income in our Consolidated Statements of Operations.

Note Q—Employee Benefit Plans

        Our employees participate in various benefit plans sponsored by AIG, including a noncontributory qualified defined benefit retirement plan, and various share based and other compensation plans. During 2012, we set up our own voluntary savings plan (401(k) plan) and transferred all participating employee's savings from the 401(k) plan sponsored by AIG.

Pension Plans

        Pension plan and 401(k) plan expenses were $9.5 million for 2013, $4.9 million for 2012 and $4.7 million for 2011. Pension plan expenses include amounts allocated to us by AIG for our U.S employees and pension plan expenses paid directly to third parties related to our employees working in foreign offices. The 401(k) plan expenses represents the cost of the Company's matching of employee contributions up to a fixed percentage limit.

        AIG's U.S. benefit plans do not separately identify projected benefit obligations and plan assets attributable to employees of participating affiliates. AIG's projected benefit obligations exceeded the plan assets at December 31, 2013 by approximately $858 million.

        On April 1, 2012, the AIG Retirement Plan was converted from final average pay to cash balance formulas comprised of pay credits based on six percent of a plan participant's annual compensation (subject to IRS limitations) and annual interest credits. However, employees satisfying certain age and service requirements (i.e. grandfathered employees) remain covered under the old plan formula, which is based upon a percentage of final average compensation multiplied by years of credited service, up to 44 years.

        AIG also sponsors several non-qualified unfunded defined benefit plans for certain employees, including key executives, designed to supplement pension benefits provided by the qualified plan. These include the AIG Non-Qualified Retirement Income Plan (AIG NQRIP), which provides a benefit equal to the reduction in benefits payable to certain employees under the qualified plan as a result of federal tax limitations on compensation and benefits payable.

Share-Based and Other Compensation Plans

        At December 31, 2013, our employees participated in the following share-based and other compensation plans: (i) stock salary and restricted stock unit awards; and (ii) short and long term incentive awards.

        We recorded compensation expenses of $14.8 million, $15.4 million and $(3.2) million for our participation in AIG's share-based programs and $45.7 million, $33.2 million and $22.2 million for our short and long-term incentive plans for the years ended December 31, 2013, 2012, and 2011, respectively. The impact of all plans, both individually and in the aggregate, is immaterial to the consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note R—Commitments and Contingencies

Aircraft Orders

        At December 31, 2013, we had committed to purchase 335 new aircraft, one used aircraft from third parties, and 13 new spare engines scheduled for delivery through 2022, with aggregate estimated total remaining payments (including adjustments for certain contractual escalation provisions) of approximately $21.8 billion. Our obligation to purchase nine of the total aircraft is contingent upon the occurrence of certain events. The majority of these commitments to purchase new aircraft and engines are based upon agreements with each of Boeing, Airbus, Embraer and Pratt and Whitney. In addition, AeroTurbine has agreed to purchase two used aircraft and two engines under other flight equipment purchase agreements for an aggregate purchase commitment of $31.3 million.

        The Boeing aircraft (models 737 and 787), the Airbus aircraft (models A320neo, A321neo, A321-200 and A350XWB), and the Embraer E-Jets E2 aircraft are being purchased pursuant to the terms of purchase agreements executed by us and Boeing, Airbus, or Embraer. These agreements establish the pricing formulas (including adjustments for certain contractual escalation provisions) and various other terms with respect to the purchase of aircraft. Under certain circumstances, we have the right to alter the mix of aircraft types ultimately acquired. As of December 31, 2013, we had made non-refundable deposits on these purchase commitments (exclusive of capitalized interest) of approximately $411.7 million, $124.6 million, and $7.5 million with Boeing, Airbus, and Embraer, respectively.

        Management anticipates that a portion of the aggregate purchase price for the acquisition of aircraft will be funded by incurring additional debt. The amount of the indebtedness to be incurred will depend upon the final purchase price of the aircraft, which can vary due to a number of factors, including inflation.

Asset Value Guarantees

        We have previously contracted to provide guarantees on a portion of the residual value of certain aircraft to financial institutions and other third parties for a fee, some of which are still outstanding. As of December 31, 2013, we provided ten such guarantees that had not yet been exercised. These guarantees expire at various dates through 2023 and generally obligate us to pay the shortfall between the fair market value and the guaranteed value of the aircraft and provide us with an option to purchase the aircraft for the guaranteed value. During the year ended December 31, 2013, we purchased five used aircraft under guarantees previously exercised, three of which we subsequently sold. We may purchase one additional aircraft during 2015 under a separate previously exercised guarantee. At December 31, 2013, the total reserves related to these asset value guarantees we have contracted to provide aggregated $125.5 million and the maximum aggregate potential commitment that we were obligated to pay under these guarantees, without any offset for the projected value of the aircraft or other features that may limit our exposure, was approximately $330.6 million.

        Management regularly reviews the underlying values of the aircraft collateral to determine our exposure under asset value guarantees and aircraft loan guarantees. We recorded provisions for losses on asset value guarantees of $100.5 million related to six asset value guarantees during 2013, $31.3 million related to three asset value guarantees during 2012, and $13.5 million related to two asset value guarantees during 2011. The amounts recorded reflect the differences between the estimated fair market value of the aircraft at the expected purchase date and the guaranteed value of these aircraft, adjusted for contractual provisions that limit our expected losses. The provision recorded during 2013

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note R—Commitments and Contingencies (Continued)

primarily relates to four Airbus A340-600 aircraft for which the estimated fair market value of the aircraft at the purchase date declined significantly as a result of the shorter estimated holding periods that we now expect for these aircraft. The shorter estimated holding periods have a significant impact on the estimated future cash flows for periods following the purchase dates pursuant to the asset value guarantees and have resulted in a significant increase to our expected losses on these four guarantees. See Note F—Aircraft Impairment Charges on Flight Equipment Held for Use for further discussion regarding the impairment charges we recorded for Airbus A340-600 aircraft in our fleet during 2013. The carrying balance of guarantees, which consist of unamortized deferred premiums and reserves, were $128.7 million at December 31, 2013 and $49.3 million at December 31, 2012 and are included in Accrued interest and other payables on our Consolidated Balance Sheets.

Leases

        We have operating leases for office space and office equipment extending through 2026. Rent expense was $15.5 million in 2013, $15.9 million in 2012 and $13.0 million in 2011. The leases provide for step rentals over the term and those rentals are considered in determining the amount of rent expense to be recorded on a straight-line basis over the term of the lease. Tenant improvement allowances received from lessors are capitalized and amortized in Selling, general and administrative expenses in our Consolidated Statement of Operations as a reduction of rent expense. Commitments for minimum rentals under the non-cancelable leases at December 31, 2013, are as follows:

(Dollars in thousands)
2014	$14,704
2015	11,463
2016	4,389
2017	3,643
2018	3,308
Thereafter	19,487

Total(a)	$56,994

(a)
Minimum rentals have not been reduced by future minimum sublease rentals of $1.9 million under non-cancelable subleases.

Contingencies

Legal Proceedings

        Yemen Airways-Yemenia:    We are named in a lawsuit in connection with the 2009 crash of an Airbus A310-300 aircraft owned by ILFC and on lease to Yemen Airways-Yemenia, a Yemeni carrier. The plaintiffs are families of deceased occupants of the flight and seek unspecified damages for wrongful death, costs, and fees. The operative litigation commenced in January 2011 and is pending in the United States District Court for the Central District of California. On February 18, 2014, the district court granted summary judgment in our favor and dismissed all of plaintiffs' remaining claims. This order remains subject to plaintiffs' right to appeal but we believe that we have substantial defenses on the merits and that we are adequately covered by available liability insurance. We do not believe

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note R—Commitments and Contingencies (Continued)

that the outcome of the Yemenia lawsuit will have a material effect on our consolidated financial condition, results of operations or cash flows.

        Air Lease:    On April 24, 2012, ILFC and AIG filed a lawsuit in the Los Angeles Superior Court against ILFC's former CEO, Steven Udvar Hazy, Mr. Hazy's current company, Air Lease Corporation (ALC), and a number of ALC's officers and employees who were formerly employed by ILFC. The lawsuit alleges that Mr. Hazy and the former officers and employees, while employed at ILFC, diverted corporate opportunities from ILFC, misappropriated ILFC's trade secrets and other proprietary information, and committed other breaches of their fiduciary duties, all at the behest of ALC. The complaint seeks monetary damages and injunctive relief for breaches of fiduciary duty, misappropriation of trade secrets, unfair competition, and various other violations of state law.

        On August 15, 2013, ALC filed a cross-complaint against ILFC and AIG. Relevant to ILFC, ALC's cross-complaint alleges that ILFC entered into, and later breached, an agreement to sell aircraft to ALC. Based on these allegations, the cross-complaint asserts a claim against ILFC for breach of contract. The cross-complaint seeks significant compensatory and punitive damages. We believe we have substantial defenses on the merits and will vigorously defend ourselves against ALC's claim.

        We are also a party to various claims and litigation matters arising in the ordinary course of our business. We do not believe that the outcome of these matters, individually or in the aggregate, will be material to our consolidated financial condition, results of operations or cash flows.

Note S—Variable Interest Entities

        Our leasing and financing activities require us to use many forms of entities to achieve our business objectives and we have participated to varying degrees in the design and formation of these entities. Our involvement in VIEs varies and includes being a passive investor in the VIE with involvement from other parties, managing and structuring all the activities, and being the sole shareholder of the VIE. See Note K—Debt Financing.

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

        At December 31, 2013, our derivative portfolio consisted of interest rate swap contracts and at December 31, 2012, our derivative portfolio consisted of interest rate swap and interest rate cap contracts. The fair value of these instruments are based upon a model that employs current interest and volatility rates, as well as other observable inputs as applicable. As such, the valuation of these instruments is classified as Level 2.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note T—Fair Value Measurements (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012, categorized using the fair value hierarchy described above.

	Level 1	Level 2		Level 3	Counterparty Netting	Total
	(Dollars in thousands)
December 31, 2013:
Derivative assets	$—			$—	$—	$— (b)
Derivative liabilities	—	(8,348)	(a)	—	—	(8,348)

Total derivative liabilities, net	$—	$(8,348)		$—	$—	$(8,348)

December 31, 2012:
Derivative assets	$—	$54		$—	$—	$54 (b)
Derivative liabilities	—	(20,933)	(a)	—	—	(20,933)

Total derivative liabilities, net	$—	$(20,879)		$—	$—	$(20,879)

(a)
The balance includes CVA and MVA adjustments of $.01 million and $0.3 million as of December 31, 2013 and 2012, respectively.

(b)
Derivative assets are presented in Lease receivables and other assets on the Consolidated Balance Sheet.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

        We measure the fair value of flight equipment on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of our aircraft may not be recoverable.

        The fair value of flight equipment is classified as a Level 3 valuation. Management evaluates quarterly the need to perform a recoverability assessment of flight equipment, and performs this assessment at least annually for all aircraft in our fleet. Recoverability assessments are performed whenever events or changes in circumstances indicate that the carrying amount of our flight equipment may not be recoverable, which may require us to change our assumptions related to future projected cash flows. Management is active in the aircraft leasing industry and develops the assumptions used in the recoverability assessment. As part of the recoverability process, we update the critical and significant assumptions used in the recoverability assessment. Fair value of flight equipment is determined using an income approach based on the present value of cash flows from contractual lease agreements, flight hour rentals, where appropriate, and projected future lease payments, which extend to the end of the aircraft's economic life in its highest and best use configuration, as well as a disposition value, based on the expectations of market participants.

        We recognized impairment charges and fair value adjustments for the years ended December 31, 2013 and 2012, as provided in Note F—Aircraft Impairment Charges on Flight Equipment Held for Use and Note G—Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note T—Fair Value Measurements (Continued)

        The following table presents the effect on our consolidated financial statements as a result of the non-recurring impairment charges and fair value adjustments recorded on Flight equipment for the year ended December 31, 2013:

	Book Value at December 31, 2012	Impairment Charges	Reclassifications and Other Adjustments		Sales	Depreciation	Book Value at December 31, 2013
	(Dollars in thousands)
Flight equipment	$2,605,615	$(1,400,226)	$(266,732)		$(20,962)	$(181,941)	$735,754
Flight equipment held for sale	—	(825)	153,825		(153,000)	—	—
Lease receivables and other assets	6,721	(349)	37,393		(24,717)	(2,366)	16,682
Net investment in finance and sales-type leases	—	—	80,497		—	—	80,497

Total	$2,612,336	$(1,401,400)	$4,983	(a)	$(198,679)	$(184,307)	$832,933

(a)
Represents collections and security deposits applied against the finance and sales-type leases, offset by costs capitalized to flight equipment.

Inputs to Non-Recurring Fair Value Measurements Categorized as Level 3

        We measure the fair value of flight equipment on a non-recurring basis, when GAAP requires the application of fair value. The fair value of flight equipment is estimated when (i) aircraft held for use in our fleet is not recoverable; (ii) aircraft expected to be sold or parted-out is not recoverable; and (iii) aircraft is sold as part of a sales-type lease. We use the income approach to measure the fair value of flight equipment, which is based on the present value of estimated future cash flows. The key inputs to the income approach include the current contractual lease cash flows and the projected future non-contractual lease cash flows, extended to the end of the aircraft's estimated holding period in its highest and best use configuration, as well as a contractual or estimated disposition value. The determination of these key inputs in applying the income approach is discussed below.

        The current contractual lease cash flows are based on the in-force lease rates. The projected future non-contractual lease cash flows are estimated based on the aircraft type, age, and airframe and engine configuration of the aircraft. The projected non-contractual lease cash flows are applied to a follow-on lease term(s), which are estimated based on the age of the aircraft at the time of re-lease. Follow-on leases and related cash flows are assumed through the estimated holding period of the aircraft. The holding period assumption is the period over which future cash flows are assumed to be generated. We generally assume the aircraft will be leased over a 25-year estimated economic useful life from the date of manufacture unless facts and circumstances indicate the holding period is expected to be shorter. Shorter holding periods can result from our assessment of the continued marketability of certain aircraft types or when a potential sale or future part-out of an individual aircraft has been contracted for, or is likely. In instances of a potential sale or part-out, the holding period is based on the estimated or actual sale or part-out date. The disposition value is generally estimated based on aircraft type. In situations where the aircraft will be disposed of, the residual value assumed is based on an estimated part-out value or the contracted sale price.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note T—Fair Value Measurements (Continued)

        The aggregate cash flows, as described above, are then discounted to present value. The discount rate used is based on the aircraft type and incorporates market participant assumptions regarding the market attractiveness of the aircraft type and the likely debt and equity financing components and the required returns of those financing components. Management has identified the key elements affecting the fair value calculation as the discount rate used to present value the estimated cash flows, the estimated aircraft holding period, and the proportion of contractual versus non-contractual cash flows.

        For Flight equipment for which non-recurring impairment charges and fair value adjustments were recorded during the year ended December 31, 2013, the following table presents the fair value of such Flight equipment as of the measurement date, the valuation technique, and the related unobservable inputs:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
(Dollars in millions)
Flight Equipment	$1,178.1	Income Approach	Discount Rate	7.5% - 19.5% (14.2%)

			Remaining Holding Period	0 - 10 years (3 years)
			Present Value of Non-Contractual Cash Flows as a Percentage of Fair Value	0 - 100% (38%)

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

        The significant unobservable inputs utilized in the fair value measurement of flight equipment are the discount rate, the remaining estimated holding period and the non-contractual cash flows. The discount rate is affected by movements in the aircraft funding markets, and can be impacted by fluctuations in required rates of return in debt and equity, and loan to value ratios. The remaining holding period and non-contractual cash flows represent management's estimate of the remaining service period of an aircraft and the estimated non-contractual cash flows over the remaining life of the aircraft. An increase in the discount rate applied would decrease the fair value of an aircraft, while an increase in the remaining estimated holding period or the estimated non-contractual cash flows would increase the fair value measurement.

Note U—Derivative Financial Instruments

        From time to time, we may employ a variety of derivatives to manage exposures to interest rate and foreign currency risks. At December 31, 2013, we had interest rate swap agreements entered into with a related counterparty that mature through 2015. During the year ended December 31, 2013, we also had two interest rate cap agreements with an unrelated counterparty in connection with a secured

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note U—Derivative Financial Instruments (Continued)

financing transaction that were scheduled to mature in 2018. We prepaid the debt related to our interest rate cap agreements in 2013 and terminated our interest rate cap agreements. Previously, we were also party to two foreign currency swap agreements that matured during 2011, which we had entered into with a related counterparty.

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

        We have previously de-designated and re-designated certain of our derivative contracts. The balance accumulated in AOCI at the time of the de-designation is amortized into income over the remaining life of the previously hedged item. If the expected cash flows of the previously hedged item are no longer expected to occur, any related amounts remaining in AOCI would be immediately recognized in earnings.

        All of our interest rate swap agreements are subject to a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. Our interest rate swap agreements are recorded at fair value on our Consolidated Balance Sheets in Derivative liabilities (see Note T—Fair Value Measurements). All of our derivatives were in a liability position at December 31, 2013. Our interest rate cap agreements at December 31, 2012 were recorded at fair value and included in Lease receivables and other assets. Our derivative contracts do not have any credit risk related contingent features and we are not required to post collateral under any of our existing derivative contracts.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note U—Derivative Financial Instruments (Continued)

        Derivatives have notional amounts, which generally represent amounts used to calculate contractual cash flows to be exchanged under the contract. The following table presents notional and fair values of derivatives outstanding at the following dates:

	Asset Derivatives		Liability Derivatives
	Notional Value	Fair Value	Notional Value	Fair Value
	(Dollars in thousands)
December 31, 2013:
Derivatives designated as hedging instruments:
Interest rate swap agreements(a)	$—	$—	$191,329	$(8,348)

Derivatives not designated as hedging instruments:
Interest rate cap agreements(b)			$—	$—

Total derivatives		$—		$(8,348)

December 31, 2012:
Derivatives designated as hedging instruments:
Interest rate swap agreements(a)	$—	$—	$336,125	$(20,933)

Derivatives not designated as hedging instruments:
Interest rate cap agreements(b)	$65,985	$54	$—	$—

Total derivatives		$54		$(20,933)

(a)
Converts floating interest rate debt into fixed rate debt.

(b)
Derivative assets are presented in Lease receivables and other assets on the Consolidated Balance Sheet.

        During the years ended December 31, 2013, 2012 and 2011, we recorded the following in OCI related to derivative instruments:

	December 31,
Gain (Loss)	2013	2012	2011
	(Dollars in thousands)
Effective portion of change in fair market value of derivatives(a):
Interest rate swap agreements(b)	$11,318	$9,290	$23,059
Foreign exchange swap agreements(c)	—	—	140,029
Amortization of balances of de-designated hedges and other adjustments	1,130	1,130	2,809
Foreign exchange component of cross currency swaps credited (charged) to income	—	—	(104,800)
Income tax effect	(4,394)	(3,588)	(21,384)

Net changes in cash flow hedges, net of taxes	$8,054	$6,832	$39,713

(a)
Includes $(0.3) million, $(6.1) million, and $7.0 million of combined CVA and MVA for the years ended December 31, 2013, 2012 and 2011.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note U—Derivative Financial Instruments (Continued)

(b)
Includes the following amounts for the following periods:

  Years ended December 31, 2013, 2012 and 2011:    effective portion of the unrealized gain or (loss) on derivative position recorded in OCI of $(677), $(8,422), and $(2,166), respectively.

(c)
Includes the following amounts for the following period:

  Year ended December 31, 2011:    (i) effective portion of the unrealized gain or (loss) on derivative position of $108,709; and (ii) amounts reclassified from AOCI primarily into interest expense when cash payments were made or received on qualifying cash flow hedges of $31,320. Also included in this amount is a loss on matured swaps of $(6,502).

        We estimate that within the next twelve months, we will amortize into earnings approximately $(7.1) million of the pre-tax balance in AOCI under cash flow hedge accounting in connection with our program to convert debt from floating to fixed interest rates.

        The following table presents the effect of derivatives recorded in the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011:

	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)(a)
	December 31,
	2013	2012	2011
	(Dollars in thousands)
Derivatives Designated as Cash Flow Hedges:
Interest rate swap agreements	$(53)	$(82)	$(111)
Foreign exchange swap agreements	—	—	1,008

Total	(53)	(82)	897

Derivatives Not Designated as a Hedge:
Interest rate cap agreements	61	558	(1,394)
Reconciliation to Consolidated Statements of Operations:
Income effect of maturing derivative contracts	—	—	(6,502)
Reclassification of amounts de-designated as hedges recorded in AOCI	(1,130)	(1,130)	(2,809)

Effect from derivatives, net of change in hedged items due to changes in foreign exchange rates	$(1,122)	$(654)	$(9,808)

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note V—Fair Value Disclosures of Financial Instruments

        The carrying amounts and fair values (as well as the level within the fair value hierarchy to which the valuation relates) of our financial instruments are as follows:

	Estimated Fair Value					Carrying Amount of Asset (Liability)
	Level 1	Level 2		Level 3	Total
	(Dollars in thousands)
December 31, 2013
Cash and Cash Equivalents, including restricted cash	$188,263	$1,627,966	(a)	$—	$1,816,229	$1,816,229
Notes receivable	—	19,686		—	19,686	18,146
Debt financing (including subordinated debt and foreign currency adjustment)	—	(22,963,578)		—	(22,963,578)	(21,440,857)
Derivative assets	—	—		—	—	—
Derivative liabilities	—	(8,348	)(b)	—	(8,348)	(8,348)
Guarantees	—	—		(119,645)	(119,645)	(128,750)
December 31, 2012
Cash and Cash Equivalents, including restricted cash	$605,410	$3,117,565	(a)	$—	$3,722,975	$3,722,975
Notes receivable	—	23,175		—	23,175	23,181
Debt financing (including subordinated debt and foreign currency adjustment)	(18,822,645)	(7,160,408)		—	(25,983,053)	(24,342,787)
Derivative assets	—	54		—	54	54
Derivative liabilities	—	(20,933	)(b)	—	(20,933)	(20,933)
Guarantees	—	—		(51,947)	(51,947)	(49,268)

(a)
Includes restricted cash of $464.8 million (2013) and $695.4 million (2012).

(b)
The balance includes CVA and MVA adjustments of $.01 million and $0.3 million as of December 31, 2013 and 2012, respectively.

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

        Guarantees:    Guarantees are included in Accrued interest and other payables on our Consolidated Balance Sheets. Fair value is determined by reference to the underlying aircraft fair value and guarantee amount. See Note R—Commitments and Contingencies—Asset Value Guarantees.

Note W—Subsequent Events

Unsecured Revolving Credit Agreement

        In connection with our pending sale to AerCap, on January 28, 2014, we amended our $2.3 billion revolving credit facility. The amendment will only become effective upon the occurrence of certain conditions, including the consummation of the pending sale of us to AerCap. As part of the amendments to our revolving credit facility, AerCap and certain of its subsidiaries will be required to guarantee our obligations under the revolving credit facility and the cross-default provision will extend to defaults on certain indebtedness of AerCap or any of its subsidiaries that are guarantors at such time under the revolving credit agreement. The amendments to the revolving credit facility also add financial covenants and revise other financial and restrictive covenants. The new and revised financial covenants will be measured on a consolidated basis for AerCap and its subsidiaries.

Note X—Quarterly Financial Information (Unaudited)

        We have set forth below selected quarterly financial data for the years ended December 31, 2013 and 2012. The following quarterly financial information for each of the three months ended March 31, June 30, September 30, and December 31, 2013 and 2012 is unaudited.

	Quarter
	First	Second	Third	Fourth	Total
	(Dollars in thousands)
Year Ended December 31, 2013:
Total Revenues	$1,062,156	$1,101,507	$1,108,801	$1,144,921	$4,417,385
Pre-tax Income (Loss)(a)	64,793	45,673	(1,049,315)	142,365	(796,484)
Net Income (Loss)(a)	49,616	33,170	(682,078)	82,209	(517,083)
Year Ended December 31, 2012:
Total Revenues	$1,151,544	$1,134,318	$1,141,872	$1,076,506	$4,504,240
Pre-tax Income (Loss)(b)	152,213	93,908	27,556	97,414	371,091
Net Income (Loss)(b)	99,009	223,065	17,592	70,656	410,322

(a)
During 2013, we recorded impairment charges and fair value adjustments of $46.2 million related to 12 aircraft, $116.6 million related to 21 aircraft, $1,162.1 million related to 44 aircraft and $76.5 million related to 11 aircraft during the first, second, third and fourth quarters, respectively.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note X—Quarterly Financial Information (Unaudited) (Continued)

(b)
During 2012, we recorded impairment charges and fair value adjustments of $18.5 million related to four aircraft, $75.1 million related to eight aircraft, $97.1 million related to 20 aircraft and $1.7 million related to three aircraft during the first, second, third and fourth quarters, respectively.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 4, 2014

INTERNATIONAL LEASE FINANCE CORPORATION
By	/s/ ELIAS HABAYEB Elias Habayeb Senior Vice President & Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ HENRI COURPRON Henri Courpron	Chief Executive Officer & Director (Principal Executive Officer)	March 4, 2014
/s/ ELIAS HABAYEB Elias Habayeb	Senior Vice President & Chief Financial Officer (Principal Financial Officer)	March 4, 2014
/s/ LAURETTE T. KOELLNER Laurette T. Koellner	Executive Chairman & Director	March 4, 2014
/s/ DOUGLAS M. STEENLAND Douglas M. Steenland	Director	March 4, 2014
/s/ ALAN H. LUND Alan H. Lund	Director	March 4, 2014
/s/ ROBERT H. BENMOSCHE Robert H. Benmosche	Director	March 4, 2014

Signature	Title	Date

/s/ WILLIAM N. DOOLEY William N. Dooley	Director	March 4, 2014
/s/ LESLIE L. GONDA Leslie L. Gonda	Director	March 4, 2014
/s/ DAVID L. HERZOG David L. Herzog	Director	March 4, 2014
/s/ JAMES J. MCKINNEY James J. McKinney	Vice President & Controller (Principal Accounting Officer)	March 4, 2014

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