Form 10-Q
period 2014-03-31
INTERNATIONAL LEASE FINANCE CORP
filed 2014-05-02
CIK 714311

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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

         As of May 2, 2014, there were 45,267,723 shares of Common Stock, no par value, outstanding.

         Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT

TABLE OF DEFINITIONS

AeroTurbine	AeroTurbine, Inc.
AerCap	AerCap Holdings N.V.
AGAT	AerCap Global Aviation Trust
AIG	American International Group, Inc.
Airbus	Airbus S.A.S.
AOCI	Accumulated other comprehensive (loss) income
Boeing	The Boeing Company
The Company, ILFC, management, we, our, us	International Lease Finance Corporation and its consolidated subsidiaries
ECA	Export Credit Agency
Embraer	Embraer S.A.
ETI	Extraterritorial Income
Ex-Im	Export-Import Bank of the United States
FASB	Financial Accounting Standards Board
Fitch	Fitch Ratings, Inc.
FSC	Foreign Sales Corporation
GAAP	Generally Accepted Accounting Principles in the United States of America
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rates
Moody's	Moody's Investors Service, Inc.
OCI	Other comprehensive income
part-out	Disassembly of an aircraft for the sale of its parts
PB	Primary beneficiary
S&P	Standard and Poor's Ratings Services
SEC	U.S. Securities and Exchange Commission
SPE	Special Purpose Entity
VIE	Variable Interest Entity

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents, including interest bearing accounts of $2,233,312 (2014) and $1,265,074 (2013)	$2,317,203	$1,351,405
Restricted cash, including interest bearing accounts of $1,121,195 (2014) and $451,179 (2013)	1,135,744	464,824
Net investment in finance and sales-type leases	238,483	211,116
Flight equipment	46,648,942	46,574,559
Less accumulated depreciation	14,499,325	14,121,522

	32,149,617	32,453,037
Deposits on flight equipment purchases	674,078	636,483
Lease receivables and other assets	942,273	934,063
Deferred debt issue costs, less accumulated amortization of $327,700 (2014) and $309,499 (2013)	251,330	258,189

	$37,708,728	$36,309,117

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued interest and other payables	$555,849	$639,082
Current income taxes and other tax liabilities	160,391	285,499
Secured debt financing, net of deferred debt discount of $12,154 (2014) and $5,058 (2013)	9,494,026	8,202,791
Unsecured debt financing, net of deferred debt discount of $29,258 (2014) and $31,456 (2013)	12,238,851	12,238,066
Subordinated debt	1,000,000	1,000,000
Derivative liabilities	5,548	8,348
Security deposits, deferred overhaul rental and other customer deposits	2,637,220	2,637,994
Deferred income taxes	4,047,914	3,854,452
Commitments and Contingencies—Note L
SHAREHOLDERS' EQUITY
Market Auction Preferred Stock, $100,000 per share liquidation value; Series A and B, each series having 500 shares issued and outstanding	100,000	100,000
Common stock—no par value; 100,000,000 authorized shares, 45,267,723 issued and outstanding	1,053,582	1,053,582
Paid-in capital	1,272,604	1,272,604
Accumulated other comprehensive loss	(2,222)	(4,184)
Retained earnings	5,144,965	5,020,883

Total shareholders' equity	7,568,929	7,442,885

	$37,708,728	$36,309,117

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Dollars in thousands)

(Unaudited)

	March 31, 2014	March 31, 2013
REVENUES AND OTHER INCOME
Rental of flight equipment	$1,048,603	$1,013,920
Flight equipment marketing and gain on aircraft sales	50,614	2,281
Other income	37,127	44,765

	1,136,344	1,060,966

EXPENSES
Interest	333,562	384,128
Depreciation of flight equipment	452,045	464,112
Aircraft impairment charges on flight equipment held for use	—	19,706
Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed	42,199	26,496
Loss on early extinguishment of debt	—	2,474
Aircraft costs	24,920	13,636
Selling, general and administrative	90,579	77,373
Other expenses	980	8,248

	944,285	996,173

INCOME BEFORE INCOME TAXES	192,059	64,793
Provision for income taxes	67,929	15,177

NET INCOME	$124,130	$49,616

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Dollars in thousands)

(Unaudited)

	March 31, 2014	March 31, 2013
NET INCOME	$124,130	$49,616

OTHER COMPREHENSIVE INCOME
Net changes in fair value of cash flow hedges, net of taxes of $(786) (2014) and $(1,243) (2013) and net of reclassification adjustments	1,440	2,278
Change in unrealized fair value adjustments of available-for-sale securities, net of taxes of $(285) (2014) and $(100) (2013) and net of reclassification adjustments	522	184

	1,962	2,462

COMPREHENSIVE INCOME	$126,092	$52,078

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Dollars in thousands)

(Unaudited)

	March 31, 2014	March 31, 2013
OPERATING ACTIVITIES
Net income	$124,130	$49,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of flight equipment	452,045	464,112
Deferred income taxes(a)	192,392	22,629
Amortization of deferred debt issue costs	18,201	19,039
Amortization of debt discount	2,603	3,450
Amortization of prepaid lease costs	10,982	17,008
Aircraft impairment charges and fair value adjustments	42,199	46,202
Forfeitures of customer deposits	(1,812)	(14,604)
Loss on early extinguishment of debt	—	2,474
Other(b)	(48,833)	2,815
Changes in operating assets and liabilities:
Lease receivables and other assets	5,757	6,999
Accrued interest and other payables	(88,305)	(74,124)
Current income taxes and other tax liabilities(a)	(125,108)	(7,839)

Net cash provided by operating activities	584,251	537,777

INVESTING ACTIVITIES
Acquisition of flight equipment	(307,464)	(378,205)
Payments for deposits and progress payments	(105,669)	(123,162)
Proceeds from disposal of flight equipment	97,466	8,300
Restricted cash	(670,920)	303,425
Collections of notes receivable	595	430
Collections of finance and sales-type leases	13,701	16,397

Net cash used in investing activities	(972,291)	(172,815)

FINANCING ACTIVITIES
Proceeds from debt financing	1,492,500	1,263,887
Payments in reduction of debt financing, net of foreign currency swap settlements	(203,082)	(1,475,756)
Debt issue costs	(10,651)	(31,945)
Security and rental deposits received	34,668	69,544
Security and rental deposits returned	(22,130)	(26,399)
Overhaul rentals collected	105,024	173,972
Overhaul rentals reimbursed	(74,870)	(109,987)
Net change in other deposits	32,388	—
Payment of preferred dividends	(47)	(109)

Net cash provided by (used in) financing activities	1,353,800	(136,793)

Net increase in cash and cash equivalents	965,760	228,169
Effect of exchange rate changes on cash and cash equivalents	38	(487)
Cash and cash equivalents at beginning of period	1,351,405	3,027,587

Cash and cash equivalents at end of period	$2,317,203	$3,255,269

(a)
Current income taxes and other tax liabilities of $127,418 were reclassified to Deferred income taxes as a result of our adoption of new accounting guidance. See Note B of Condensed, Consolidated Financial Statements

(b)
Includes foreign exchange adjustments on foreign currency denominated cash, gain on aircraft sales, provision for losses on aircraft asset value guarantees, amortization of fees received on asset value guarantees, and other non-cash items needed to adjust net income.

See notes to condensed, consolidated financial statements.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Dollars in thousands)

(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	March 31, 2014		March 31, 2013
Cash paid during the period for:
Interest, excluding interest capitalized of $7,368 (2014) and $5,375 (2013)	$366,567		$438,439
Income taxes, net	636	(a)	385	(a)

(a)
Includes $0.1 million and no payment to AIG for ILFC tax liability for the three months ended March 31, 2014 and 2013, respectively.

Non-Cash Investing and Financing Activities

2014:

  Deposits on flight equipment purchases of $65,878 offset by Security deposits, deferred overhaul rental and other customer deposits of $19,906 were applied to Acquisition of flight equipment of $45,972.

  Flight equipment in the amount of $50,678 and Lease receivables and other assets of $6,080 were reclassified to Net investment in finance and sales-type leases of $36,260 with $20,588 charged to expense.

  Security deposits, deferred overhaul rental and other customer deposits of $50,390 were applied to Gain on sale of flight equipment.

  Flight equipment in the amount of $33,683 was reclassified to Lease receivables and other assets.

2013:

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

March 31, 2014

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

        Results for the three months ended March 31, 2014 include out of period adjustments related to prior years, which increased after-tax income by $1.3 million. The out of period adjustments primarily relate to subsequent cash collections that should have been accrued as revenue during the year ended December 31, 2013.

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

        In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included. Certain reclassifications have been made to the 2013 unaudited, condensed, consolidated financial statements to conform to the 2014 presentation. Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

        On December 16, 2013, AIG entered into an agreement with AerCap and AerCap Ireland Limited, a wholly-owned subsidiary of AerCap, for the sale of 100 percent of our common stock for consideration consisting of $3.0 billion in cash, a portion of which will be funded by a special distribution of $600.0 million to be paid by us to AIG upon consummation of the transaction, and approximately 97.6 million newly-issued AerCap common shares. The consideration has a value of approximately $5.4 billion based on AerCap's pre-announcement closing price per share of $24.93 on December 13, 2013. The transaction is subject to required regulatory approvals, including all applicable regulatory reviews and approvals, as well as other customary closing conditions. The transaction was approved by AerCap shareholders on February 13, 2014 and is expected to close in the second quarter of 2014. In connection with the financing of the transaction, AerCap has entered into a $2.75 billion bridge credit agreement. At the closing of the transaction, we and certain of our subsidiaries will become guarantors of the facility.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

A. Basis of Preparation (Continued)

Additionally, AIG has entered into a credit agreement for a five-year senior unsecured revolving credit facility between AerCap Ireland as borrower and AIG as lender. The revolving credit facility provides for an aggregate commitment of $1 billion and permits loans for general corporate purposes after the closing of the transaction. We will become a guarantor of the facility after the closing of the transaction. In addition, AerCap has notified us that, immediately after the closing of our sale to AerCap, it intends to transfer our assets substantially as an entirety to AGAT, a wholly-owned subsidiary of AerCap, and AGAT will assume substantially all of our liabilities in connection with the transfer (the "Reorganization"). In anticipation of the Reorganization, we have entered into amendments to certain of our debt agreements, which amendments, in part, will provide that, subject to the effectiveness of the Reorganization, AGAT will be added as, or succeed to ILFC as, an obligor under these debt agreements, while ILFC will also agree to remain an obligor under the debt agreements.

        At the completion of the transaction, we expect to apply purchase accounting to our consolidated financial statements which will adjust the carrying values of our assets and liabilities to their then-current fair values. Following the closing of the transaction, we will adopt AerCap's accounting policies, which together with the application of purchase accounting, will impact the timing and amount of future revenues and expenses that we would recognize in our results of operations and may impact the classification of amounts recorded in our financial statements in subsequent periods.

B. Recent Accounting Guidance

Accounting Standards Adopted During 2014:

  Presentation of Unrecognized Tax Benefits

        In July 2013, the FASB issued an accounting standard that requires a liability related to unrecognized tax benefits to be presented as a reduction to the related deferred tax asset for a net operating loss carryforward or a tax credit carryforward (the "Carryforwards"). When the Carryforwards are not available at the reporting date under the tax law of the jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with the related deferred tax assets. This standard is effective for fiscal years and interim periods beginning after December 15, 2013. Upon adoption, the standard must be applied prospectively to unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We adopted the standard prospectively on January 1, 2014. See Note C—Income Taxes.

Future Application of Accounting Guidance:

  Reporting Discontinued Operations

        In April 2014, the FASB issued an accounting standard that changes the requirements for presenting a component or group of components of an entity as a discontinued operation and requires new disclosures. Under the standard, the disposal of a component or group of components of an entity should be reported as a discontinued operation if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. Disposals of equity method investments, or those reported

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

B. Recent Accounting Guidance (Continued)

as held-for-sale, will be eligible for presentation as a discontinued operation if they meet the new definition. The standard also requires entities to provide specified disclosures about a disposal of an individually significant component of an entity that does not qualify for discounted operations presentation.

        The standard is effective prospectively for all disposals of components (or classification of components as held for sale) of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications of components as held for sale) that have not been reported in financial statements previously issued. We plan to adopt the standard on its required effective date of January 1, 2015 and do not expect the adoption of the standard to have a material effect on our consolidated financial condition, results of operations or cash flows.

C. Income Taxes

        Our effective tax rate for the three months ended March 31, 2014 increased to 35.4% from 23.4% for the same period in 2013. The effective tax rate for the three months ended March 31, 2014 was impacted by minor permanent items and interest accrued on uncertain tax positions and IRS audit adjustments. Our effective tax rate for the three months ended March 31, 2013 was impacted by an $8.8 million interest refund allocation from AIG related to IRS audit adjustments, which had a beneficial impact to our effective tax rate and was discretely recorded for the three months ended March 31, 2013.

        In July 2013, the FASB issued an accounting standard that requires a liability related to unrecognized tax benefits to be presented as a reduction to the related deferred tax asset for a net operating loss carryforward or a tax credit carryforward. We adopted the standard prospectively on January 1, 2014. Prior to our adoption of the standard, our U.S. federal net operating losses, to the extent they exceeded the amount of the unrecognized tax benefit for that year, were generally presented gross of any unrecognized tax benefits and classified as deferred tax assets. Due to our adoption of the standard, $127.4 million of our unrecognized tax benefits as of January 1, 2014 have been presented as a reduction of our deferred tax assets for net operating losses instead of reported as a component within Current income taxes and other tax liabilities.

D. Restricted Cash

        Restricted cash of $1,135.7 million and $464.8 million at March 31, 2014 and December 31, 2013, respectively, included cash that is restricted under our ECA facility agreement entered into in 2004 and the Ex-Im financing. Restricted cash at March 31, 2014, also included $685.5 million from our 2014 Secured Term Loan financing agreement. See Note J—Debt Financings.

E. Related Party Transactions

        Related Party Allocations and Fees:    We are party to cost sharing agreements, including tax, with AIG. Generally, these agreements provide for the allocation of corporate costs based upon a proportional allocation of costs to all subsidiaries. Our management believes the proportionate method used to allocate corporate costs is reasonable. It is not practicable to determine what the amounts of those expenses would

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

E. Related Party Transactions (Continued)

have been had we operated on a stand-alone basis. Previously, we have also paid other subsidiaries of AIG a fee related to management services provided for certain of our foreign subsidiaries and we continue to earn management fees from two trusts consolidated by AIG for the management of aircraft we sold to the trusts in prior years. We are included in the consolidated federal income tax return of AIG as well as certain state tax returns where AIG files on a combined/unitary basis. Settlement with AIG for taxes are determined in accordance with our tax sharing agreements. Currently, under the agreement AIG has entered into with AerCap, net tax payments under our tax sharing agreement with AIG have been temporarily suspended, and our tax sharing agreement with AIG will be terminated upon the consummation of the AerCap Transaction.

        Expenses Paid by AIG on Our Behalf:    We recorded $10.1 million in Paid-in capital for the year ended December 31, 2013 for compensation, legal fees and other expenses paid by AIG on our behalf for which we were not required to reimburse. AIG did not pay any expenses on our behalf for the three months ended March 31, 2014.

        Derivatives and Insurance Premiums:    The counterparty of all of our interest rate swap agreements as of March 31, 2014, was AIG Markets, Inc., a wholly-owned subsidiary of AIG. See Note N—Fair Value Measurements and Note O—Derivative Financial Instruments. In addition, we purchase insurance through a broker who may place part of our policies with AIG. Total insurance premiums were $1.6 million and $2.0 million for the three months ended March 31, 2014 and 2013, respectively.

        Our financial statements include the following amounts involving related parties:

	Three Months Ended
Income Statement	March 31, 2014	March 31, 2013
	(Dollars in thousands)
Expense (income):
Effect from derivative contracts with AIG Markets, Inc.(a)	$290	$298
Interest on derivative contracts with AIG Markets, Inc.	2,015	3,496
Corporate costs from AIG, including allocations	2,073	6,627
Interest on time deposit account with AIG Markets(b)	(361)	(826)
Management fees received	(1,858)	(2,094)
Management fees paid to subsidiaries of AIG	—	31

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

Balance Sheet	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Asset (liability):
Time deposit account with AIG Markets(b)	$606,678	$606,249
Derivative liabilities(a)	(5,548)	(8,348)
Current income taxes and other tax liabilities to AIG(c)	(191,860)	(316,293)
Accrued pension liability under AIG plan	(22,975)	(22,881)
Corporate costs payable to AIG and amounts owed to AIG subsidiaries	(698)	(783)
Equity increase (decrease):
AIG common stock transferred to AIG(d)	—	(924)
Expenses paid by AIG on our behalf	—	10,053

(a)
See Note O—Derivative Financial Instruments.

(b)
We have a 30-day interest bearing time deposit account with AIG Markets, Inc., all of which is available for use in our operations. If we request that funds be made available to us prior to the maturity date of the time deposit, we may have to pay a breakage fee to AIG Markets, Inc.

(c)
We paid approximately $0.1 million during the three months ended March 31, 2014, and approximately $0.4 million during the year ended December 31, 2013 to AIG for ILFC tax liability.

(d)
Shares represent forfeited awards under our deferred compensation plan, which were transferred as a dividend to AIG.

F. Other Income

        Other income was comprised of the following at the respective dates:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
AeroTurbine revenue
Engines, airframes, parts and supplies	$102,042	$58,182
Cost of sales	(83,078)	(48,696)

	18,964	9,486
Interest and Other	18,163	35,279

Total	$37,127	$44,765

G. Aircraft Impairment Charges on Flight Equipment Held for Use

        Management evaluates quarterly the need to perform a recoverability assessment of held for use aircraft considering the requirements under GAAP and performs this assessment at least annually for all aircraft in our fleet. Recoverability assessments are performed whenever events or changes in circumstances indicate that the carrying amount of our aircraft may not be recoverable. Some of these events or changes in circumstances may include potential disposals of aircraft (sales or part-outs), changes in contracted lease terms, changes in the lease status of an aircraft (leased, re-leased, or not subject to lease), repossessions of aircraft, changes in portfolio strategies, changes in demand for a particular aircraft type and changes in economic and market circumstances. Economic and market circumstances include the risk factors affecting the airline industry. Any of these events would be considered when it occurs before

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

G. Aircraft Impairment Charges on Flight Equipment Held for Use (Continued)

the financial statements are issued, including lessee bankruptcies occurring subsequent to the balance sheet date.

        We did not record any impairment charges on Flight equipment held for use during the three months ended March 31, 2014. During the three months ended March 31, 2013, we recorded impairment charges of $19.7 million relating to two aircraft as a result of our recurring recoverability assessments.

H. Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed

        We periodically dispose of aircraft from our fleet held for use prior to the conclusion of their economic useful life through either a sale or part-out. As part of the recoverability assessment of our fleet, management assesses potential transactions and the likelihood that each individual aircraft will continue to be held for use as part of our leased fleet or if the aircraft will be disposed of through either a sale or part-out. If management determines that it is more likely than not that an aircraft will be disposed of through either a sale or part-out as a result of a potential transaction, a recoverability assessment is performed by comparing the carrying amount of the aircraft to the estimated future undiscounted cash flows expected to be generated by the aircraft. If the future undiscounted cash flows are less than the aircraft carrying amount, the aircraft is impaired and is re-measured to fair value in accordance with our Fair Value Policy. See Note N—Fair Value Measurements. The difference between the fair value and the carrying amount of the aircraft is recognized as an impairment loss or fair value adjustment separately in our Condensed, Consolidated Statements of Income. Further, if the aircraft meets the criteria to be classified as Flight equipment held for sale, we will reclassify the aircraft from Flight equipment into Lease receivables and other assets (subsequent to recording any necessary impairment charges or fair value adjustments).

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

H. Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed (Continued)

        We reported the following impairment charges and fair value adjustments on flight equipment sold or to be disposed:

	Three Months Ended
	March 31, 2014			March 31, 2013
	Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments		Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments
	(Dollars in millions)
Loss
Impairment charges and fair value adjustments on aircraft likely to be sold or sold (including sales-type leases)	2	$20.9		2	$9.5
Impairment charges on aircraft intended to be or designated for part-out	7	21.3	(a)	8	17.0	(a)

Total Impairment charges and fair value adjustments on flight equipment sold or to be disposed	9	$42.2		10	$26.5

(a)
Includes charges relating to two engines for the three months ended March 31, 2014, and one engine for the three months ended March 31, 2013.

I. Lease Receivables and Other Assets

        Lease receivables and other assets consisted of the following at the respective dates:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Lease receivables	$248,054	$229,354
AeroTurbine Inventory	235,781	257,676
Lease incentive costs, net of amortization	182,522	183,220
Straight-line rents and other assets	212,991	199,591
Goodwill and Other intangible assets	45,374	46,076
Notes and trade receivables, net of allowance(a)	17,551	18,146

	$942,273	$934,063

(a)
Notes receivable are primarily from the sale of flight equipment and are fixed with varying interest rates from 2.0% to 10.5%.

        During the three months ended March 31, 2014 and 2013, we did not have any activity in our allowance for credit losses on notes receivable.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

J. Debt Financing

        Our debt financing was comprised of the following at the respective dates:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Secured
Senior secured bonds	$3,900,000	$3,900,000
ECA and Ex-Im financings	1,602,084	1,746,144
Secured bank debt(a)	1,754,096	1,811,705
Institutional secured term loans	2,250,000	750,000
Less: Deferred debt discount	(12,154)	(5,058)

	9,494,026	8,202,791
Unsecured
Bonds and medium-term notes	12,268,109	12,269,522
Less: Deferred debt discount	(29,258)	(31,456)

	12,238,851	12,238,066

Total Senior Debt Financings	21,732,877	20,440,857
Subordinated Debt	1,000,000	1,000,000

	$22,732,877	$21,440,857

(a)
Of these amounts, $169.0 million (2014) and $173.5 million (2013) are non-recourse to ILFC. These secured financings were incurred by VIEs and consolidated into our Condensed, Consolidated Financial Statements.

        The following table presents information regarding the collateral pledged for our secured debt as of March 31, 2014:

	March 31, 2014
	Debt Outstanding	Net Book Value of Collateral	Number of Aircraft
	(Dollars in thousands)
Senior secured bonds	$3,900,000	$5,776,134	174
ECA and Ex-Im Financings	1,602,084	4,867,365	117
Secured bank debt(a)	1,754,096	2,546,808	61	(a)
Institutional secured term loans	2,250,000	4,111,978	136	(b)

Total	$9,506,180	$17,302,285	488

(a)
Amounts represent the net book value and number of aircraft securing ILFC secured bank term debt and do not include the book value or number of AeroTurbine assets securing the AeroTurbine revolving credit facility, under which $365.5 million is included in the total debt outstanding.

(b)
Includes SPEs owning 85 aircraft approved as collateral for our 2014 Secured Term Loan, of which, on the closing date we had transferred the equity in SPEs owning 43 aircraft into the structure.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

J. Debt Financing (Continued)

Amendments to our Debt Agreements with Respect to the Reorganization

        In anticipation of the Reorganization described in Note A—Basis of Preparation, we have recently entered into amendments to certain of our debt agreements in order to reflect the Reorganization and to provide substantially the same level of credit support after the Reorganization as the holders of ILFC debt currently receive. Under the amendments to our debt agreements for our 2011 Secured Term Loan, 2012 Secured Term Loan, 2014 Secured Term Loan, Ex-Im financing, ECA financing, revolving credit facility and AeroTurbine revolving credit facility, AGAT has agreed, upon the effectiveness of the Reorganization, to assume the obligations and performance of certain covenants to be performed or observed by ILFC, and AerCap and certain subsidiaries of AerCap have agreed, upon the effectiveness of the Reorganization, to guarantee the obligations and the performance of certain covenants to be performed or observed by ILFC. ILFC has also agreed to continue to be an obligor under these debt agreements. The amendments to the revolving credit facility also extend maturities, add financial covenants and revise certain other financial and restrictive covenants. The new and revised financial covenants will be measured on a consolidated basis for AerCap and its subsidiaries.

        In addition, upon the effectiveness of the Reorganization, AGAT will, by the terms of the indentures governing our secured and unsecured bonds, become the successor obligor of the secured and unsecured bonds issued under our indentures, including the bonds issued under our shelf registration statements filed with the SEC. As a result, AGAT will assume our reporting obligations after the effectiveness of the Reorganization. AerCap has also notified us that it intends for ILFC to also remain as an obligor for the secured and unsecured bonds and that AerCap and certain of its subsidiaries will also provide guarantees of AGAT's and ILFC's obligations under the secured and unsecured bonds.

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

J. Debt Financing (Continued)

        The indenture provides for customary events of default, including but not limited to, the failure to pay scheduled principal and interest payments on the notes, the failure to comply with covenants and agreements specified in the indenture, the acceleration of certain other indebtedness resulting from non-payment of that indebtedness, and certain events of insolvency. If an event of default occurs, any amount then outstanding under the senior secured notes may immediately become due and payable.

ECA Financings

        We entered into ECA facility agreements in 1999 and 2004 through certain direct and indirect wholly- owned subsidiaries that have been designated as non-restricted subsidiaries under our indentures. The 1999 and 2004 ECA facilities were used to fund purchases of Airbus aircraft through 2001 and 2010, respectively. Each aircraft purchased was financed by a ten-year fully amortizing loan. New financings are no longer available to us under either ECA facility.

        As of March 31, 2014, approximately $1.3 billion was outstanding under the 2004 ECA facility and no loans were outstanding under the 1999 ECA facility. The interest rates on the loans outstanding under the 2004 ECA facility are either fixed or based on LIBOR and ranged from 0.290% to 4.711% at March 31, 2014. The loans are guaranteed by various European ECAs. The obligations under the ECA financings are guaranteed on an unsecured basis by ILFC and we have collateralized the debt with pledges of the shares of wholly-owned subsidiaries that hold title to the aircraft financed under the facilities.

        The 2004 ECA facility contains customary events of default and restrictive covenants. The 2004 ECA facility requires us to segregate security deposits, overhaul rentals and rental payments received under the leases related to the aircraft funded under the 2004 ECA facility (segregated rental payments are used to make scheduled principal and interest payments on the outstanding debt). The segregated funds are deposited into separate accounts pledged to and controlled by the security trustee of the 2004 ECA facility. At March 31, 2014 and December 31, 2013, respectively, we had segregated security deposits, overhaul rentals and rental payments aggregating approximately $433.4 million and $450.4 million related to aircraft funded under the 2004 ECA facility. The segregated amounts fluctuate with changes in security deposits, overhaul rentals, rental payments and principal and interest payments related to the aircraft funded under the 2004 ECA facility. In addition, if a default resulting in an acceleration of the obligations under the 2004 ECA facility were to occur, pursuant to the cross-collateralization agreement described below, we would have to segregate rental payments, overhaul rentals and security deposits received after such acceleration event occurred from the leases relating to all the aircraft funded under the 1999 ECA facility that remain as collateral, even though those aircraft are no longer subject to a loan at March 31, 2014.

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

        We have cross-collateralized the 1999 ECA facility with the 2004 ECA facility. As part of such cross-collateralization, we (i) guarantee the obligations under the 2004 ECA facility through our subsidiary established to finance Airbus aircraft under the 1999 ECA facility; (ii) granted mortgages over certain aircraft financed under the 1999 ECA facility and security interests over other collateral related to the

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

J. Debt Financing (Continued)

aircraft financed under the 1999 ECA facility to secure the guaranty obligation; (iii) have to maintain a loan-to-value ratio (aggregating the appraised value of the aircraft from the 1999 ECA facility and the 2004 ECA facility) of no more than 50% in order to release liens (including the liens incurred under the cross-collateralization agreement) on any aircraft financed under the 1999 or 2004 ECA facilities or other assets related to the aircraft; and (iv) agreed to apply proceeds generated from certain disposals of aircraft to obligations under the 2004 ECA facility.

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

Ex-Im Financings

        On December 19, 2012, we issued through a consolidated entity pre-funded amortizing notes with an aggregate principal amount of $287.0 million. The notes mature in January 2025 and scheduled principal payments commenced in April 2013. The notes are guaranteed by the Export-Import Bank of the United States and bear interest at a rate per annum equal to 1.492%. We used the proceeds from the notes to finance two Boeing 777-300ER aircraft, which serve as collateral for the notes and ILFC guarantees the notes on an unsecured basis.

Secured Bank Debt

        2011 Secured Term Loan:    On March 30, 2011, one of our indirect, wholly-owned subsidiaries entered into a secured term loan agreement with lender commitments in the amount of approximately $1.3 billion, which was subsequently increased to approximately $1.5 billion. As of March 31, 2014, approximately $1.2 billion was outstanding under this agreement. The loan matures on March 30, 2018. The loan bears interest at LIBOR plus a margin of 2.75%, or, if applicable, a base rate plus a margin of 1.75%. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain wholly-owned subsidiaries of the subsidiary borrower. The security granted includes a portfolio of 54 aircraft, together with the attached leases and all related equipment, and the equity interests in certain SPEs that own the pledged aircraft, attached leases and related equipment. The 54 aircraft had an initial aggregate appraised value, as defined in the loan agreement, of approximately $2.4 billion, which equaled a loan-to-value ratio of approximately 65%. The subsidiary borrower, subsidiary guarantors and SPEs have been designated as non-restricted subsidiaries under our indentures.

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

March 31, 2014

(Unaudited)

J. Debt Financing (Continued)

borrower and its subsidiaries to incur additional indebtedness and create liens, and covenants that limit the ability of ILFC, the subsidiary borrower and its subsidiaries to consolidate, merge or dispose of all or substantially all of their assets and enter into transactions with affiliates.

        AeroTurbine Revolving Credit Agreement:    AeroTurbine has a credit facility that expires on December 9, 2015 and, after the most recent amendment on February 23, 2012, provides for a maximum aggregate available amount of $430 million, subject to availability under a borrowing base calculated based on AeroTurbine's aircraft assets and accounts receivable. AeroTurbine has the option to increase the aggregate amount available under the facility by an additional $70 million, either by adding new lenders or allowing existing lenders to increase their commitments if they choose to do so. Borrowings under the facility bear interest determined, with certain exceptions, based on LIBOR plus a margin of 3.0%. AeroTurbine's obligations under the facility are guaranteed by ILFC on an unsecured basis and by AeroTurbine's subsidiaries (subject to certain exclusions) and are secured by substantially all of the assets of AeroTurbine and its subsidiary guarantors. The credit agreement contains customary events of default and covenants, including certain financial covenants. Additionally, the credit agreement imposes limitations on AeroTurbine's ability to pay dividends to us (other than dividends payable solely in common stock). As of March 31, 2014, AeroTurbine had approximately $365.5 million outstanding under the facility.

        Secured Commercial Bank Financings:    In May 2009, ILFC provided $39.0 million of subordinated financing to an indirect, wholly-owned subsidiary that has been designated as non-restricted under our indentures. The entity used these funds and an additional $106.0 million borrowed from third parties to purchase an aircraft, which it leases to an airline. The loans had original maturity dates in May 2018 with interest rates based on LIBOR. On January 16, 2013, the subsidiary repaid both loans in full. In connection with the prepayment of these loans, we recognized losses aggregating $1.7 million from the write off of unamortized deferred financing costs.

        In June 2009, ILFC borrowed $55.4 million through an indirect, wholly-owned subsidiary that had been designated as non-restricted under our indentures and that owns one aircraft leased to an airline. The loan partly amortized over five years with the remaining $27.5 million originally due in 2014, and the interest rate was fixed at 6.58%. On March 20, 2013, we repaid the loan in full. In connection with the prepayment of this loan, we recognized losses aggregating $0.8 million from the write off of unamortized deferred financing costs.

        In March 2012, one of ILFC's indirect, wholly-owned subsidiaries that had been designated as non-restricted under our indentures entered into a $203 million term loan facility that was used to finance seven Boeing 737-800s. The principal of each senior loan issued under the facility will partially amortize over six years, with the remaining principal payable at the maturity date. At March 31, 2014, approximately $169.0 million was outstanding and the average interest rate on the loans was 4.73%. The loans are non-recourse to ILFC except under limited circumstances and are secured by the purchased aircraft and lease receivables. The subsidiary borrower can voluntarily prepay the loans at any time subject to a 1% prepayment fee prior to March 30, 2015. On March 29, 2013, we amended certain financial covenants under our $203 million term loan facility. The subsidiary borrower under the $203 million term loan facility is prohibited from: (i) incurring additional debt; (ii) incurring additional capital expenditures; (iii) hiring employees; and (iv) negatively pledging the assets securing the facility.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

J. Debt Financing (Continued)

Institutional Secured Term Loans

        Secured Term Loan 2012-1:    On February 23, 2012, one of our indirect, wholly-owned subsidiaries that had been designated as non-restricted under our indentures entered into a secured term loan agreement in the amount of $900 million. The loan matures on June 30, 2017, and initially bore interest at LIBOR plus a margin of 4.0% with a 1.0% LIBOR floor, or, if applicable, a base rate plus a margin of 3.0%. On April 5, 2013, we amended this secured term loan and simultaneously prepaid $150 million of the outstanding principal amount. In connection with the partial prepayment of this secured term loan, we recognized losses aggregating approximately $2.9 million from the write-off of unamortized deferred financing costs. The remaining outstanding principal amount of $750 million now bears interest at an annual rate of LIBOR plus 2.75%, with a LIBOR floor of 0.75%, or, if applicable, a base rate plus a margin of 1.75%. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain wholly-owned subsidiaries of the subsidiary borrower. The security granted includes the equity interests in certain SPEs of the subsidiary borrower that have been designated as non-restricted under our indentures. The SPEs initially held title to 62 aircraft, together with the attached leases and all related equipment, with an aggregate appraised base market value, as defined in the loan agreement, of approximately $1.66 billion as of December 31, 2011, equaling an initial loan-to-value ratio of approximately 54%. After giving effect to the amendment, certain collateral that had served as security for the secured term loan was released. As of March 31, 2014, the SPEs collectively own a portfolio of 51 aircraft, together with the attached leases and all related equipment, with an aggregate appraised base market value of $1.22 billion, equaling a loan-to-value ratio of approximately 61%. The loan requires a loan-to-value ratio of no more than 63%. If the subsidiary borrower does not maintain compliance with the maximum loan-to-value ratio, it will be required to prepay a portion of the outstanding loan, deposit an amount in the cash collateral account or transfer additional aircraft to SPEs, subject to certain concentration criteria, so that the ratio is equal to or less than the maximum loan-to-value ratio. The principal of the loan is payable in full at maturity with no scheduled amortization. We can voluntarily prepay the loan at any time. The loan contains customary covenants and events of default, including covenants that limit the ability of the subsidiary borrower and its subsidiaries to incur additional indebtedness and create liens, and covenants that limit the ability of ILFC, the subsidiary borrower and its subsidiaries to consolidate, merge or dispose of all or substantially all of their assets and enter into transactions with affiliates.

        Secured Term Loan 2012-2:    On April 12, 2012, one of our indirect, wholly-owned subsidiaries that had been designated as non-restricted under our indentures entered into a secured term loan agreement in the amount of $550 million. The loan had an original maturity date of April 12, 2016, and bore interest at LIBOR plus a margin of 3.75% with a 1% LIBOR floor. We prepaid this loan in full on May 30, 2013, and in connection with the prepayment, we recognized losses aggregating approximately $12.3 million from the write-off of unamortized deferred discount and financing costs.

        2014 Secured Term Loan:    On March 6, 2014, one of our indirect, wholly-owned subsidiaries entered into a secured term loan agreement in the amount of $1.5 billion. The loan matures on March 6, 2021 and scheduled interest payments commence on June 30, 2014. The loan bears interest at LIBOR plus a margin of 2.75% with a 0.75% LIBOR floor, or, if applicable, a base rate plus a margin of 1.75%. The obligations of the subsidiary borrower are guaranteed on an unsecured basis by ILFC and on a secured basis by certain

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

J. Debt Financing (Continued)

other wholly-owned subsidiaries of ILFC. The security granted includes the equity interests of the subsidiary borrower, its immediate parent and in certain indirect SPEs that will own the aircraft.

        The net proceeds from the 2014 Secured Term Loan were deposited initially into a pledged cash collateral account. Designated non-restricted SPEs owning a combined portfolio of 85 aircraft and all related equipment and leases, with an average appraised base market value, as defined in the loan agreement, of approximately $2.5 billion as of December 31, 2013, have been identified and approved to serve as collateral for the 2014 Secured Term Loan. On the closing date we had transferred the equity in SPEs owning 43 aircraft into the structure and loan proceeds were released to the subsidiary borrower in an amount equal to approximately $797 million, net of discounts and commissions. As the equity in the remaining SPEs owning 42 aircraft is transferred into the structure, loan proceeds will continue to be released to the subsidiary borrower at an advance rate of up to 60.3% of the initial appraised base market value of the aircraft owned by such SPEs. At March 31, 2014, $807 million had been released to the subsidiary borrower.

        The loan requires a loan-to-value ratio of no more than 70%. If compliance with the maximum loan-to-value ratio is not maintained, we will be required to prepay portions of the outstanding loans, deposit an amount in the cash collateral account or transfer additional aircraft to SPEs, subject to certain concentration criteria, so that the ratio is equal to or less than the maximum loan-to-value ratio. Subject to substitution rights, the portfolio of SPEs owning aircraft designated as collateral will be required to meet certain concentration criteria, including age of aircraft, location of lessees, model type of aircraft and percentage of aircraft leased to a single lessee. The principal of the loan is payable in full at maturity with no scheduled amortization. During the first six months of the 2014 Secured Term Loan, if we voluntarily prepay the loan in part or in full in connection with a repricing or refinancing of the loan, the amount prepaid will be subject to a 1% prepayment premium. We may voluntarily prepay the loan in part or in full without penalty or premium if such prepayment is not in connection with a repricing or a refinancing of the loan or otherwise after the six month anniversary of the closing date. The loan contains customary covenants and events of default, including covenants that limit the ability of the subsidiary borrower and its subsidiaries to incur additional indebtedness and create liens, and covenants that limit the ability of ILFC, the subsidiary borrower and its subsidiaries to consolidate, merge or dispose of all or substantially all of their assets and enter into transactions with affiliates.

        We intend to use the proceeds from the 2014 secured term loan for general corporate purposes, including purchasing aircraft and maintaining our liquidity management policies.

Unsecured Bonds and Medium-Term Notes

        Shelf Registration Statement:    We have an effective shelf registration statement filed with the SEC. We have an unlimited amount of debt securities registered for sale under the shelf registration statement.

        At March 31, 2014, we had issued unsecured notes with an aggregate principal amount outstanding of approximately $9.5 billion under our current and previous shelf registration statements, including $750 million of 3.875% notes due 2018 and $500 million of 4.625% notes due 2021, each issued in March 2013, and $550 million of floating rate notes due 2016, issued in May 2013. The floating rate notes bear interest at three-month LIBOR plus a margin of 1.95%, with the interest rate resetting quarterly. At

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

J. Debt Financing (Continued)

March 31, 2014, the interest rate was 2.183%. The debt securities outstanding under our shelf registration statements mature through 2022 and the fixed rate notes bear interest at rates ranging from 3.875% to 8.875%. The notes are not subject to redemption prior to their stated maturity and there are no sinking fund requirements.

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

        The indentures also provide for customary events of default, including, but not limited to, the failure to pay scheduled principal and interest payments on the notes, the failure to comply with covenants and agreements specified in the indenture, the acceleration of certain other indebtedness resulting from non-payment of that indebtedness and certain events of insolvency. If any event of default occurs, any amount then outstanding under the relevant indentures may immediately become due and payable.

Unsecured Revolving Credit Agreement

        2012 Credit Facility:    On October 9, 2012, we entered into a $2.3 billion three-year unsecured revolving credit facility with a group of 10 banks that expires on October 9, 2015. Our revolving credit facility provides for interest rates based on either a base rate or LIBOR plus a margin which was 2.0% at March 31, 2014, determined by reference to our ratio of consolidated indebtedness to shareholders' equity as of December 31, 2013. The credit agreement contains customary events of default and restrictive covenants that, among other things, limit our ability to incur liens and transfer or sell assets. The credit agreement also contains financial covenants that require us to maintain a minimum interest coverage ratio and a maximum ratio of consolidated indebtedness to shareholders' equity. As of March 31, 2014 and April 25, 2014, we had not drawn on our revolving credit facility.

Subordinated Debt

        In December 2005, we issued two tranches of subordinated debt totaling $1.0 billion. Both tranches mature on December 21, 2065. The $400 million tranche has a call option date of December 21, 2015 and has a fixed interest rate of 6.25% until the 2015 call option date. If we do not exercise the call option, the interest rate will change to a floating rate, reset quarterly, based on a margin of 1.80% plus the highest of (i) 3-month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. We can call the $600 million tranche at any time. The interest rate on the $600 million tranche is a floating rate with a margin of 1.55% plus the highest of (i) 3-month LIBOR; (ii) 10-year constant maturity treasury;

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

J. Debt Financing (Continued)

and (iii) 30-year constant maturity treasury. The interest rate resets quarterly. At March 31, 2014, the interest rate was 5.21%. If we choose to redeem the $600 million tranche, we must pay 100% of the principal amount of the bonds being redeemed, plus any accrued and unpaid interest to the redemption date. If we choose to redeem only a portion of the outstanding bonds, at least $50 million principal amount of the bonds must remain outstanding.

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

Loss on Extinguishment of Debt

        We did not incur any charges relating to loss on extinguishment of debt during the three months ended March 31, 2014. During the three months ended March 31, 2013, we prepaid the total amount outstanding under both tranches of the $106.0 million secured financing and the total amount outstanding under the $55.4 million secured financing. In connection with these prepayments, we recognized charges aggregating $2.5 million primarily from the write off of unamortized deferred debt issue costs.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

K. Security Deposits on Aircraft, Deferred Overhaul Rentals and Other Customer Deposits

        As of March 31, 2014 and December 31, 2013, Security deposits, deferred overhaul rentals and other customer deposits were comprised of:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Security deposits paid by lessees	$1,030,103	$1,065,719
Deferred overhaul rentals	899,794	882,422
Rents received in advance and straight-line rents	451,543	460,785
Other customer deposits	255,780	229,068

Total	$2,637,220	$2,637,994

L. Commitments and Contingencies

        At March 31, 2014, we had committed to purchase 322 new aircraft, and 13 new spare engines scheduled for delivery through 2022 with aggregate estimated total remaining payments (including adjustments for certain contractual escalation provisions) of approximately $20.7 billion. The majority of these commitments to purchase new aircraft and engines are based upon agreements with each of Boeing, Airbus, Embraer and Pratt and Whitney. In addition, AeroTurbine has agreed to purchase two used aircraft and two engines under other flight equipment purchase agreements for an aggregate purchase commitment of $31.3 million.

Asset Value Guarantees

        We have previously contracted to provide guarantees on a portion of the residual value of certain aircraft to financial institutions and other third parties for a fee, some of which are still outstanding. These guarantees expire at various dates through 2023 and generally obligate us to pay the shortfall between the fair market value and the guaranteed value of the aircraft and, in certain cases, provide us with an option to purchase the aircraft for the guaranteed value. As of March 31, 2014, ten guarantees had not been exercised while another three had been exercised and remain outstanding. Of the guarantees that had been exercised, we intend to purchase at least one aircraft. At March 31, 2014, the total reserves related to asset value guarantees aggregated $125.5 million and the maximum aggregate potential commitment that we were obligated to pay under these guarantees, without any offset for the projected value of the aircraft or other features that may limit our exposure, was approximately $285.6 million.

        Management regularly reviews the underlying values of the aircraft collateral to determine our exposure under asset value guarantees. There were no provisions for losses on asset value guarantees recorded during the three months ended March 31, 2014 and $6.6 million, related to two guarantees, recorded during the three months ended March 31, 2013. The amounts recorded reflect the differences between the estimated fair market value of the aircraft at the expected purchase date and the guaranteed value of these aircraft, adjusted for contractual provisions that limit our expected losses. The carrying balance of guarantees, which consist of unamortized deferred premiums and reserves, were $128.6 million at March 31, 2014 and $128.7 million at December 31, 2013 are included in Accrued interest and other payables on our Condensed, Consolidated Balance Sheets.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

L. Commitments and Contingencies (Continued)

Contingencies

Legal Proceedings

        Yemen Airways-Yemenia:    We are named in a lawsuit in connection with the 2009 crash of an Airbus A310-300 aircraft owned by ILFC and on lease to Yemen Airways-Yemenia, a Yemeni carrier. The plaintiffs are families of deceased occupants of the flight and seek unspecified damages for wrongful death, costs, and fees. The operative litigation commenced in January 2011 and is pending in the United States District Court for the Central District of California. On February 18, 2014, the district court granted summary judgment in our favor and dismissed all of plaintiffs' remaining claims. Plaintiffs have appealed the judgment, but we believe that we have substantial defenses on the merits and that we are adequately covered by available liability insurance. We do not believe that the outcome of the Yemenia lawsuit will have a material effect on our consolidated financial condition, results of operations or cash flows.

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

        On August 15, 2013 ALC filed a cross-complaint against ILFC and AIG. Relevant to ILFC, ALC's cross-complaint alleges that ILFC entered into, and later breached, an agreement to sell aircraft to ALC. Based on these allegations, the cross-complaint asserts a claim against ILFC for breach of contract. The cross-complaint seeks significant compensatory and punitive damages. We believe we have substantial defenses on the merits and will vigorously defend ourselves against ALC's claims.

        On April 23, 2014, ILFC filed an amended complaint adding as a defendant Leonard Green & Partners, L.P. The complaint adds claims against Leonard Green & Partners, L.P. for aiding and abetting the individual defendants' breaches of their fiduciary duties and duty of loyalty to ILFC and for unfair competition.

        We are also a party to various claims and litigation matters arising in the ordinary course of our business. We do not believe that the outcome of these matters, individually or in the aggregate, will be material to our consolidated financial condition, results of operations or cash flows.

M. Variable Interest Entities

        Our leasing and financing activities require us to use many forms of SPEs to achieve our business objectives and we have participated to varying degrees in the design and formation of these SPEs. The majority of these entities are wholly-owned; we are the primary or only variable interest holder, we are the only decision maker and we guarantee all the activities of the entities. However, these entities meet the definition of a VIE because they do not have sufficient equity to operate without our subordinated financial support in the form of intercompany notes and loans which serve as equity. We have a variable

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

M. Variable Interest Entities (Continued)

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

        We have variable interests in the following entities in which we have determined we are not the PB because we do not have the power to direct the activities that most significantly affect the entity's economic performance: (i) one entity that we have previously sold aircraft to and for which we manage the aircraft, in which our variable interest consists of the servicing fee we receive for the management of those aircraft; and (ii) two affiliated entities we sold aircraft to in 2003 and 2004, which aircraft we continue to manage, in which our variable interests consist of the servicing fee we receive for the management of those aircraft. These two affiliated entities are consolidated into AIG's financial statements.

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

        At March 31, 2014 and December 31, 2013, our derivative portfolio consisted of interest rate swap contracts. The fair value of these instruments are based upon a model that employs current interest and volatility rates, as well as other observable inputs, as applicable. As such, the valuation of these instruments is classified as Level 2.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

N. Fair Value Measurements (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table presents our assets and liabilities measured at fair value on a recurring basis, categorized using the fair value hierarchy described above:

	Level 1	Level 2	Level 3	Counterparty Netting	Total
	(Dollars in thousands)
March 31, 2014
Derivative assets	$—	$—	$—	$—	$—
Derivative liabilities	—	5,548	—	—	5,548

Total	$—	$5,548	$—	$—	$5,548

December 31, 2013
Derivative assets	$—	$—	$—	$—	$—
Derivative liabilities	—	8,348	—	—	8,348

Total derivative liabilities, net	$—	$8,348	$—	$—	$8,348

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

        We recognized impairment charges and fair value adjustments for the three months ended March 31, 2014 and 2013, as provided in Note G—Aircraft Impairment Charges on Flight Equipment Held for Use and Note H—Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

N. Fair Value Measurements (Continued)

        The following table presents the effect on our Condensed, Consolidated Financial Statements as a result of the non-recurring impairment charges and fair value adjustments recorded to flight equipment during the three months ended March 31, 2014:

	Book Value at December 31, 2013	Impairment Charges	Reclassifications and Other Adjustments		Sales	Depreciation	Book Value at March 31, 2014
	(Dollars in thousands)
Flight equipment	$101,124	$(42,199)	$(34,144)		$—	$(2,715)	$22,066
Flight equipment held for sale	—	—	—		—	—	—
Lease receivables and other assets	1,168	—	2,482		(259)	—	3,391
Net investment in finance and sales-type leases	—	—	35,790		—	—	35,790

Total	$102,292	$(42,199)	$4,128	(a)	$(259)	$(2,715)	$61,247

(a)
Represents collections and prepaid lease costs applied against the finance and sales-type leases.

Inputs to Non-Recurring Fair Value Measurements Categorized as Level 3

        We measure the fair value of flight equipment on a non-recurring basis when GAAP requires the application of fair value. The fair value of flight equipment is estimated when (i) aircraft held for use in our fleet is not recoverable; (ii) aircraft expected to be sold or parted-out is not recoverable; and (iii) aircraft is sold as part of a sales-type lease. We use the income approach to measure the fair value of flight equipment, which is based on the present value of estimated future cash flows. The key inputs to the income approach include the current contractual lease cash flows and the projected future non-contractual lease cash flows, extended to the end of the aircraft's estimated holding period in its highest and best use configuration, as well as a contractual or estimated disposition value. The determination of these key inputs in applying the income approach is discussed below.

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

March 31, 2014

(Unaudited)

N. Fair Value Measurements (Continued)

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

        For Flight equipment for which non-recurring impairment charges and fair value adjustments were recorded during the three months ended March 31, 2014, the following table presents the fair value of such Flight equipment as of the measurement date, the valuation technique, and the related unobservable inputs:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
(Dollars in millions)
Flight Equipment	$62.3	Income Approach	Discount Rate	12.0% - 16.5% (13.1%)

			Remaining Holding Period	0 - 8 years (5 years)
			Present Value of Non-Contractual Cash Flows as a Percentage of Fair Value	20% - 100% (53%)

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

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

O. Derivative Financial Instruments

        From time to time, we may employ a variety of derivatives to manage exposures to interest rate and foreign currency risks. At March 31, 2014, we had interest rate swap agreements entered into with a related counterparty that mature through 2015. Previously, we also had two interest rate cap agreements with an unrelated counterparty in connection with a secured financing transaction that were scheduled to mature in 2018. We prepaid the debt related to our interest rate cap agreements during the three months ended March 31, 2013 and terminated our interest rate cap agreements.

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

        All of our interest rate swap agreements are subject to a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. Our interest rate swap agreements are recorded at fair value on our condensed, consolidated Balance Sheets in Derivative liabilities (see Note N—Fair Value Measurements). All of our derivatives were in a liability position at March 31, 2014. Our interest rate cap agreements were recorded at fair value and included in Lease receivables and other assets. Our derivative contracts do not have any credit risk related contingent features and we are not required to post collateral under any of our existing derivative contracts.

        Derivatives have notional amounts, which generally represent amounts used to calculate contractual cash flows to be exchanged under the contract. The following table presents notional and fair values of derivatives outstanding at the following dates:

	Asset Derivatives		Liability Derivatives
	Notional Value	Fair Value	Notional Value	Fair Value
	(Dollars in thousands)
March 31, 2014
Derivatives designated as hedging instruments:
Interest rate swap agreements(a)	$—	$—	$148,788	$5,548

Total derivatives		$—		$5,548

December 31, 2013
Derivatives designated as hedging instruments:
Interest rate swap agreements(a)	$—	$—	$191,329	$8,348

Total derivatives		$—		$8,348

(a)
Converts floating interest rate debt into fixed rate debt.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

O. Derivative Financial Instruments (Continued)

        During three months ended March 31, 2014, we recorded the following in OCI related to derivative instruments:

	Three Months Ended March 31,
Gain (Loss)	2014	2013
	(Dollars in thousands)
Effective portion of change in fair market value of derivatives:
Interest rate swap agreements(a)	$1,944	$3,239
Amortization of balances of de-designated hedges and other adjustments	282	282
Income tax effect	(786)	(1,243)

Net changes in cash flow hedges, net of taxes	$1,440	$2,278

(a)
Includes the following amounts for the following periods:

Three months ended March 31, 2014 and 2013:    (i) effective portion of the unrealized gain or (loss) on derivative position recorded in OCI of $(71) and $(257), respectively, and (ii) amounts reclassified from AOCI into interest expense when cash payments were made or received on qualifying cash flow hedges of $2,015 and $3,496, respectively.

        We estimate that within the next twelve months, we will amortize into earnings approximately $5.2 million of the pre-tax balance in AOCI under cash flow hedge accounting in connection with our program to convert debt from floating to fixed interest rates.

        The following table presents the effect of derivatives recorded in Other expenses on the Condensed, Consolidated Statements of Income:

	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)(a)
	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Derivatives designated as cash flow hedges:
Interest rate swap agreements	$(8)	$(16)
Derivatives not designated as a hedge:
Interest rate cap agreements	—	61
Reconciliation to Condensed, Consolidated Statements of Income:
Reclassification of amounts de-designated as hedges recorded in AOCI	(282)	(282)

Effect from derivatives	$(290)	$(237)

(a)
All components of each derivative's gain or loss were included in the assessment of effectiveness.

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

P. Fair Value Disclosures of Financial Instruments

        The carrying amounts and fair values (as well as the level within the fair value hierarchy to which the valuation relates) of our financial instruments are as follows:

	Estimated Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Amount of Asset (Liability)
	(Dollars in thousands)
March 31, 2014
Cash and Cash Equivalents, including restricted cash	$585,181	$2,867,766 (a)	$—	$3,452,947	$3,452,947
Notes receivable	—	19,702	—	19,702	17,551
Debt financings (including subordinated debt)	—	(24,397,732)	—	(24,397,732)	(22,732,877)
Derivative liabilities	—	(5,548)	—	(5,548)	(5,548)
Guarantees	—	—	(121,234)	(121,234)	(128,590)
December 31, 2013
Cash and Cash Equivalents, including restricted cash	$188,263	$1,627,966 (a)	$—	$1,816,229	$1,816,229
Notes receivable	—	19,686	—	19,686	18,146
Debt financings (including subordinated debt)	—	(22,963,578)	—	(22,963,578)	(21,440,857)
Derivative liabilities	—	(8,348)	—	(8,348)	(8,348)
Guarantees	—	—	(119,645)	(119,645)	(128,750)

(a)
Includes restricted cash of $1,135.7 million (2014) and $464.8 million (2013).

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

        Debt Financing:    The fair value of our debt financings, including the level within the fair value hierarchy, is determined at the end of each reporting period. We consider the frequency and volume of quoted prices of our debt in active markets, where available, in making our determination. The fair value of our long-term unsecured fixed-rate debt is estimated using a discounted cash flow analysis, based on our spread to U.S. Treasury bonds for similar debt. The fair value of our long-term unsecured floating rate debt

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

P. Fair Value Disclosures of Financial Instruments (Continued)

is estimated using a discounted cash flow analysis based on credit default spreads. The fair value of our long-term secured debt is estimated using discounted cash flow analysis based on credit default spreads.

        Derivatives:    Fair values were based on the use of a valuation model that utilizes, among other things, current interest, foreign exchange and volatility rates, as applicable.

        Guarantees:    Guarantees are included in Accrued interest and other payables on our Condensed, Consolidated Balance Sheets. Fair value is determined by reference to the underlying aircraft and guarantee amount. See Note L—Commitments and Contingencies—Asset Value Guarantees.

Q. Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss consists of changes in fair value of derivative instruments that qualify as cash flow hedges and unrealized gains and losses on marketable securities classified as "available-for-sale." The fair value of derivatives is based upon a model that employs current interest and volatility rates as well as other observable inputs, as applicable. The fair value of marketable securities was determined using quoted market prices.

        The following tables present a rollforward of Accumulated other comprehensive loss:

	Three Months Ended March 31, 2014
	Gains and losses on cash flow hedges	Unrealized gains and losses on available- for-sale securities	Total
	(Dollars in thousands)
Balance at December 31, 2013	$(4,877)	$693	$(4,184)
Other comprehensive income before reclassifications	1,936	807	2,743
Amounts reclassified from AOCI	290	—	290
Income tax effect	(786)	(285)	(1,071)

Net increase in other comprehensive income	1,440	522	1,962

Balance at March 31, 2014	$(3,437)	$1,215	$(2,222)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

Q. Accumulated Other Comprehensive Loss (Continued)

	Three Months Ended March 31, 2013
	Gains and losses on cash flow hedges	Unrealized gains and losses on available- for-sale securities	Total
	(Dollars in thousands)
Balance at December 31, 2012	$(12,931)	$440	$(12,491)
Other comprehensive income before reclassifications	3,223	284	3,507
Amounts reclassified from AOCI	298	—	298
Income tax effect	(1,243)	(100)	(1,343)

Net increase in other comprehensive income	2,278	184	2,462

Balance at March 31, 2013	$(10,653)	$624	$(10,029)

        The following table presents the classification and amount of reclassifications from AOCI to the Condensed, Consolidated Statements of Income:

	Three Months Ended		Condensed, Consolidated Statements of Income Classification
	March 31, 2014	March 31, 2013
	(Dollars in thousands)
Cash flow hedges
Interest rate swap agreements	$(8)	$(16)	Other expenses
Reclassification of amounts de-designated as hedges recorded in AOCI	(282)	(282)	Other expenses

	(290)	(298)
Available-for-sale securities
Realized gains and losses on available-for-sale securities	—	—	Selling, general and administrative

	—	—

Total reclassifications	$(290)	$(298)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-looking Information

        This quarterly report on Form 10-Q and other publicly available documents may contain or incorporate statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, our pending sale to AerCap, the Reorganization and its potential impact, the state of the airline industry, our access to the capital markets, our ability to restructure leases and repossess aircraft, the structure of our leases, regulatory matters pertaining to compliance with governmental regulations and other factors affecting our financial condition or results of operations. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and "should," and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, economic and business conditions, which will, among other things, affect demand for aircraft, availability and creditworthiness of current and prospective lessees, lease rates, availability and cost of financing and operating expenses, governmental actions and initiatives, and environmental and safety requirements, as well as the factors discussed under the headings "Part I—Item 1A. Risk Factors," in our 2013 Annual Report on Form 10-K. We do not intend and undertake no obligation to update any forward-looking information to reflect actual results or future events or circumstances.

Overview

        We are the world's largest independent aircraft lessor, measured by number of owned aircraft, with approximately 1,000 owned or managed aircraft. As of March 31, 2014, we owned 906 aircraft in our leased fleet. The weighted average age of our owned aircraft, weighted by the net book value of such aircraft, was 8.8 years at March 31, 2014. The aggregate net book value of our flight equipment, including nine aircraft in AeroTurbine's leased fleet, was $32.1 billion at March 31, 2014. We had 23 additional aircraft in the fleet classified as finance and sales-type leases and provided fleet management services for 68 aircraft. Our fleet features popular aircraft types, including both narrowbody and widebody aircraft. In addition to our existing fleet, as of March 31, 2014, we had commitments to purchase 322 new aircraft, with delivery dates through 2022, including 12 through sale-leaseback transactions. These new aircraft commitments are comprised of 150 Airbus A320neo family aircraft, 20 Airbus A350 aircraft, six Airbus A321 aircraft, 67 Boeing 787 aircraft, 29 Boeing 737-800 aircraft and 50 E-Jets E2 aircraft, marking the introduction of the E-Jets aircraft to our fleet. We intend to continue to complement our orders from aircraft manufacturers with opportunistic acquisitions of additional aircraft from third parties, which may include sale-leaseback transactions with airlines. We balance the benefits of holding and leasing our aircraft and selling or parting-out the aircraft depending on economics, opportunities and risks.

        Under the terms of our leases, the lessee is generally responsible for all operating expenses, which customarily include maintenance, fuel, crews, airport and navigation charges, taxes, licenses, aircraft registration and insurance premiums. We, however, generally contribute to certain maintenance events a lessee incurs during the lease of a used aircraft and, if an aircraft is returned due to a lessee ceasing operations or failing to meet its obligations under a lease, we may incur costs to repossess and prepare the aircraft for re-lease. Our leases are generally for a fixed term, although they may include early termination rights or extension options. Our leases require all non-contingent payments to be made in advance and our leases are predominantly denominated in U.S. dollars. Our lessees are generally required to continue to make lease payments under all circumstances, including periods during which the aircraft is not in operation due to maintenance or grounding. We typically contract to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term due to exceptional circumstances, we have generally been able to re-lease the aircraft within two to six months of their return. The weighted average lease term remaining on our current leases, weighted by net book value of our aircraft, was 4.3 years as of March 31, 2014.

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

        We operate our business on a global basis, deriving approximately 93% of our revenues from airlines outside of the United States. As of March 31, 2014, we had 897 aircraft leased under operating leases to 164 customers in 77 countries, with no lessee accounting for more than 10% of lease revenue for the three months ended March 31, 2014. At March 31, 2014, our operating lease portfolio included nine aircraft not subject to a signed lease agreement or a signed letter of intent. As of April 25, 2014, one of these nine aircraft was subsequently sold, one aircraft was parted-out, and the remaining seven aircraft may be parted-out or sold. None of these nine aircraft met the criteria for being classified as held for sale. As of March 31, 2014, we had 62 aircraft that were subject to leases expiring during the remainder of 2014. As of April 25, 2014, 29 of these 62 aircraft were not yet subject to a signed lease agreement or a signed letter of intent following the expiration of their current leases. Of these 29 aircraft, 17 may be parted-out or sold, but did not meet the criteria for being classified as held for sale. If the current customers of the remaining 12 aircraft do not extend these leases, we will be required to find new customers for these aircraft. We also maintain relationships with 15 additional customers who operate aircraft we manage.

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

  •
  our ability to fund our business.

        Regional and global economic and political conditions influence consumer demand, fuel prices and the availability of credit to the aviation industry, which in turn impacts airline profitability, cash flows and liquidity. Despite challenging conditions in the past several years which have resulted in airline failures and have negatively impacted our financial results, we are optimistic about the long-term future of air transportation and the growing role that the leasing industry and ILFC, in particular, will play in commercial air transport.

        At April 25, 2014, we had signed leases for all but three of our 60 new aircraft deliveries through 2015. We have contracted with Airbus, Boeing, and Embraer to purchase new fuel-efficient aircraft with delivery dates through 2022. These aircraft are in high demand from our airline customers. In many cases, we have delivery positions for the most modern and fuel-efficient aircraft earlier than the airlines can obtain such aircraft from the manufacturers. At March 31, 2014, we had agreements to purchase 12 new aircraft from airlines through sale-leaseback transactions with scheduled delivery dates in 2014 and 2015. We believe that, with respect to our used aircraft, we have the market reach, visibility and understanding to best deploy our aircraft across jurisdictions. We are focused on increasing our presence in frontier and emerging markets that have high potential for passenger growth and other markets that have significant demand for new aircraft. We have assembled a highly skilled and experienced management team and have secured sufficient liquidity to manage through expected market volatility. We have also demonstrated strong and sustainable financial performance through most airline industry cycles. For these reasons, we believe that we are well positioned to manage the current cycle and over the long-term.

Recent Developments relating to Our Potential Sale

        On December 16, 2013, AIG and AIG Capital Corporation ("Seller"), a wholly-owned direct subsidiary of AIG, entered into a definitive agreement (the "AerCap Share Purchase Agreement") with AerCap and AerCap Ireland Limited ("Purchaser"), a wholly-owned subsidiary of AerCap, for the sale of 100 percent of our common stock by Seller to Purchaser (such transaction, the "AerCap Transaction") for consideration consisting of $3.0 billion of cash, a portion of which will be funded by a special distribution of $600.0 million to be paid by us to AIG upon consummation of the transaction, and approximately 97.6 million newly-issued AerCap common shares. The consideration has a value of approximately $5.4 billion based on AerCap's pre-announcement closing price per share of $24.93 on December 13, 2013. Upon closing of the AerCap Transaction, AIG will own approximately 46 percent of the common stock of AerCap. Under the terms of the AerCap Share Purchase Agreement, consummation of the AerCap Transaction is subject to the satisfaction or waiver of a number of conditions precedent, such as certain customary conditions and other closing conditions, including the receipt of approvals or non-disapprovals from antitrust and other regulatory bodies. The AerCap Transaction was approved by AerCap shareholders on February 13, 2014 and is expected to close in the second quarter of 2014.

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

        Under the AerCap Share Purchase Agreement, we are subject to certain operating covenants before the closing of the transaction. These covenants include a requirement that ILFC continue to conduct business in the ordinary course, seek approval from AerCap before taking certain actions, and seek waivers or amendments to certain financing agreements containing covenants that would otherwise be triggered by the transaction. The agreement also places certain restrictions on the operations of the Company, including with respect to leasing, acquisitions, dispositions, indebtedness, human resources and other matters.

        Currently, under the agreement AIG has entered into with AerCap, net tax payments under our tax sharing agreement with AIG have been temporarily suspended, and our tax sharing agreement with AIG will be terminated upon the consummation of the AerCap Transaction.

        AerCap has notified us that, immediately after the closing of our sale to AerCap, it intends to transfer our assets substantially as an entirety to AGAT, a wholly-owned subsidiary of AerCap, and AGAT will assume substantially all of our liabilities in connection with the transfer, which we refer to as the Reorganization. We understand from AerCap that, as a result of the Reorganization, it expects AGAT to have its tax residency established in Ireland, which may result in tax savings under Ireland's more favorable tax environment.

        In anticipation of the Reorganization, we have recently entered into amendments to certain of our debt agreements in order to reflect the Reorganization and to provide substantially the same level of credit support after the Reorganization as the holders of ILFC debt currently receive. Under the amendments to our debt agreements for our 2011 Secured Term Loan, 2012 Secured Term Loan, 2014 Secured Term Loan, Ex-Im financing, ECA financing, revolving credit facility and AeroTurbine revolving credit facility, AGAT has agreed, upon the effectiveness of the Reorganization, to assume the obligations and performance of certain covenants to be performed or observed by ILFC, and AerCap and certain subsidiaries of AerCap have agreed, upon the effectiveness of the Reorganization, to guarantee the obligations and the performance of certain covenants to be performed or observed by ILFC. ILFC has also agreed to continue to be an obligor under these debt agreements. The amendments to the revolving credit facility also extend maturities, add financial covenants and revise certain other financial and restrictive covenants. The new and revised financial covenants will be measured on a consolidated basis for AerCap and its subsidiaries.

        In addition, upon the effectiveness of the Reorganization, AGAT will, by the terms of the indentures governing our secured and unsecured bonds, become the successor obligor of the secured and unsecured bonds issued under our indentures, including the bonds issued under our shelf registration statements filed with the SEC. As a result, AGAT will assume our reporting obligations after the effectiveness of the Reorganization. AerCap has also notified us that it intends for ILFC to also remain as an obligor for the secured and unsecured bonds and that AerCap and certain of its subsidiaries will also provide guarantees of AGAT's and ILFC's obligations under the secured and unsecured bonds.

        At the completion of the transaction, we expect to apply purchase accounting to our consolidated financial statements which will adjust the carrying values of our assets and liabilities to their then-current fair values. Following the closing of the transaction, we will adopt AerCap's accounting policies, which together with the application of purchase accounting, will impact the timing and amount of future revenues and expenses that we would recognize in our results of operations and may impact the classification of amounts recorded in our financial statements in subsequent periods.

Financial Overview

        We had income before income taxes of $192.1 million for the three months ended March 31, 2014, compared to income before income taxes of $64.8 million for the same period in 2013, primarily due to (i) an increase in revenues from rental of flight equipment driven by an increase in net overhaul rentals recognized; (ii) an increase in gains on aircraft sales; and (iii) a decrease in interest expense due to a decrease in our average debt outstanding.

        See "Results of Operations" herein for a detailed discussion of our results.

Capital Resources and Liquidity Developments

        Significant capital resources and liquidity developments for the three months ended March 31, 2014 include the issuance of a $1.5 billion secured term loan maturing on March 6, 2021, bearing interest at LIBOR plus a margin of 2.75% with a 0.75% LIBOR floor.

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

        Additionally, in connection with a lease of a used aircraft, we generally agree to contribute to certain maintenance events the lessee incurs during the lease. At the time we pay the agreed upon maintenance reimbursement, we record the reimbursement against deferred overhaul rentals to the extent we have received overhaul rentals from the lessee, and against return condition deficiency deposits, to the extent received from the prior lessee. We capitalize as lease incentives any amount of the actual maintenance reimbursement we pay in excess of overhaul rentals paid to us by the lessee and payments received from prior lessees for deficiencies in return conditions and amortize the lease incentives as a reduction of revenues from Rental of flight equipment over the remaining life of the lease.

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

  Flight Equipment Marketing and Gain on Aircraft Sales

        Our sales revenue is generated from the sale of our aircraft and engines and any gains on such sales are recorded in Flight equipment marketing and gain on aircraft sales. The price we receive for our aircraft and engines is largely dependent on the condition of the asset being sold, airline market conditions, funding availability to the buyer and the supply and demand balance for the type of asset we are selling. The timing of the closing of aircraft and engine sales is often uncertain, as a sale may be concluded swiftly or negotiations may extend over several weeks or months. As a result, even if sales are comparable over a long period of time, during any particular fiscal quarter or other reporting period, we may close significantly greater or fewer sale transactions than in other reporting periods. Accordingly, gain on aircraft sales recorded in one fiscal quarter or other reporting period may not be comparable to gain on aircraft sales in other periods. We also engage in the marketing of our flight equipment throughout the lease term, as well as the sale of third party owned flight equipment and other marketing services on a principal and commission basis.

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

        Our interest income is derived primarily from interest recognized on cash and short term investments, finance and sales-type leases and notes receivables recorded in connection with lease restructurings, or in limited circumstances, in connection with sales of aircraft from our fleet. The amount of interest income we recognize in any period is influenced by the amount of our cash and short term investments, the principal balance of finance and sales-type leases and notes receivables we hold, and effective interest rates.

Our Operating Expenses

        Our operating expenses primarily consist of interest on debt, depreciation, aircraft impairment charges, aircraft costs, selling, general and administrative expenses and other expenses.

  Interest Expense

        Our interest expense in any period is primarily affected by changes in interest rates and outstanding amounts of indebtedness. Between 2010 and the end of 2011, we entered into debt financings with relatively higher interest rates than the debt outstanding at the time, partially as a result of our initiatives to extend our debt maturities. The weighted average of our debt maturities was 6.2 years as of March 31, 2014. While our weighted average effective cost of borrowing, which excludes the effect of amortization of deferred debt issue costs, increased during those two years, the decrease in our average debt outstanding due to our deleveraging efforts offset those increases starting in late 2011. However, since the beginning of 2012 we have been able to borrow at similar or lower interest rates as compared to the debt borrowed in 2010 and 2011. Our weighted average effective cost of borrowing was 5.79% at March 31, 2014 compared to 5.94% at December 31, 2013. Our weighted average effective cost of borrowing is our weighted average interest rate plus the net effect of interest rate swaps or other derivatives and the effect of debt discounts. It does not include the effect of amortization of deferred debt issue costs.

        Our total debt outstanding at the end of each period and weighted average effective cost of borrowing, which excludes the effect of amortization of deferred debt issue costs, for the periods indicated were as follows:

  Depreciation

        Our depreciation expense is influenced by the adjusted carrying values of our flight equipment, the depreciable life and estimated residual value of the flight equipment. Adjusted carrying value is the original cost of our flight equipment, including capitalized interest during the construction phase, adjusted for subsequent capitalized improvements and impairments. We generally depreciate aircraft using the straight-line method over a 25-year life from the date of manufacture to an estimated residual value. See "Critical Accounting Policies and Estimates—Flight Equipment." below. However, management regularly reviews depreciation on our aircraft by aircraft type. At times, management may change useful lives or residual values of certain aircraft, as appropriate. Any such changes are accounted for on a prospective basis.

  Aircraft Impairment Charges and Fair Value Adjustments

        Management evaluates quarterly the need to perform a recoverability assessment of aircraft in our fleet considering the requirements under GAAP and performs this assessment at least annually for all aircraft in our fleet. Recoverability assessments are performed whenever events or changes in circumstances indicate that the carrying amount of our aircraft may not be recoverable. Some of these events or changes in circumstances may include potential disposals of aircraft (sales or part-outs), changes in contracted lease terms, changes in the lease status of an aircraft (leased, re-leased, or not subject to lease), repossessions of aircraft, changes in portfolio strategies, changes in demand for a particular aircraft type and changes in economic and market circumstances. Economic and market circumstances include the risk factors affecting the airline industry. Recoverability of an aircraft's carrying amount is measured by comparing the carrying amount of the aircraft to the estimated future undiscounted cash flows expected to be generated by the aircraft. If the future undiscounted cash flows are less than the aircraft carrying amount, the aircraft is impaired and is re-measured to fair value in accordance with our Fair Value Policy. Our Fair Value Policy is described in Note N of Notes to Condensed, Consolidated Financial Statements. The difference between the fair value and the carrying amount of the aircraft is recognized as an impairment loss.

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

        While we continue to manage our fleet by ordering new in-demand aircraft and maximizing our returns on our existing aircraft, we may incur additional impairment charges in the future. Impairment charges may result from future deterioration in lease rates, net overhaul rentals residual values, and shortened aircraft holding periods, which can be caused by new technological developments, sustained high fuel costs or prolonged economic distress, and decisions to sell or part-out aircraft at amounts below net book value. The potential for impairment or fair value adjustments could be material to our results of operations for an individual period.

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

        Our provision for credit losses on notes receivable consists primarily of allowances we establish to reduce the carrying value of our notes receivable to estimated collectible levels. Management reviews all outstanding notes that are in arrears to determine whether we should reserve for, or write off any portion of, the notes receivable. In this process, management evaluates the collectability of each note and the value of the underlying collateral, if any, by assessing relevant operational and financial issues. As of March 31, 2014, notes receivable were not material.

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

        The primary factors affecting our Other expenses are: (i) a deterioration in aircraft values, which may result in additional provisions for losses on aircraft asset value guarantees that are probable of being exercised; (ii) lessee credit deterioration or defaults, which may result in additional provisions for doubtful notes receivable; and (iii) volatility in the market value of derivatives not designated as hedges and the ineffectiveness of cash flow hedges.

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

        We believe the following critical accounting policies could have a significant impact on our results of operations, financial condition and financial statement disclosures, and may require subjective and complex estimates and judgments:

  •
  Flight Equipment

  •
  Lease Revenue

  •
  Derivative Financial Instruments

  •
  Fair Value Measurements

  •
  Income Taxes

        We evaluate our estimates, including those related to flight equipment, inventory, lease revenue, derivative financial instruments, fair value measurements, and income taxes, on a recurring basis and non-recurring basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. For a detailed discussion on the application of our critical accounting policies, see Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013. The following discussion includes any material updates or any specific activity related to these accounting policies and estimates for the three months ended March 31, 2014:

  Flight Equipment

        Impairment Charges on Flight Equipment Held for Use:    Management evaluates quarterly the need to perform a recoverability assessment of held for use aircraft considering the requirements under GAAP and performs this assessment at least annually for all aircraft in our fleet. Recoverability is measured by comparing the carrying amount of the aircraft to the estimated future undiscounted cash flows expected to be generated by the aircraft. The undiscounted cash flows used in the recoverability assessment include the current contractual lease cash flows and projected future non-contractual lease cash flows, both of which include estimates of net overhaul rental collections, where appropriate, extended to the end of our estimated holding period, and an estimated disposition value for each aircraft. If the future undiscounted cash flows are less than the aircraft carrying amount, the aircraft is impaired and is re-measured to fair value in accordance with our Fair Value Policy. Our Fair Value Policy is described in Note N of Notes to Condensed, Consolidated Financial Statements. The difference between the fair value and the carrying amount of the aircraft is recognized as an impairment loss.

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

        Depreciable Lives and Residual Values:    We generally depreciate our aircraft using the straight-line method over a 25-year life from the date of manufacture to an estimated residual value. When we change the useful lives or residual values of our aircraft, we adjust our depreciation rates on a prospective basis. Any change in the estimated useful lives or residual value assumptions affects depreciation expense and could have a significant impact on our results of operations for any one period. As of March 31, 2014, 97 of our aircraft, with a net book value of $1.0 billion, are being depreciated over useful lives of less than 25-years from the date of manufacture. The weighted average useful life of these aircraft, weighted by the net book value of such aircraft, is 16.7 years.

        Sensitivity Analysis:    We did not record any aircraft impairment charges on flight equipment held for use for the three months ended March 31, 2014. If estimated future undiscounted cash flows used in a hypothetical full fleet assessment as of March 31, 2014, were decreased by 10% or 20%, 11 aircraft with a net book value of $332.7 million or 49 aircraft with a net book value of $1.4 billion, respectively, would have been impaired and written down to their resulting respective fair values.

        Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed:    Aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed aggregated $42.2 million for the three months ended March 31, 2014. We recorded impairment charges and fair value adjustments of (i) $20.9 million on two aircraft likely to be sold or sold; and (ii) $21.3 million on seven aircraft and two engines intended to be or designated for part-out.

  Lease Revenue

        Under the provisions of our leases, lessees are generally responsible for maintenance and repairs, including major maintenance (overhauls) over the term of the lease. Under the provisions of many of our leases, we receive overhaul rentals based on the usage of the aircraft. The usage is typically reported monthly by the lessee. For certain airframe and engine overhauls, we reimburse the lessee for costs incurred up to, but generally not exceeding, the overhaul rentals that the lessee has paid to us. We recognize overhaul rentals received, net of estimated overhaul reimbursements, as revenue. We estimate expected overhaul reimbursements during the life of the lease. This requires significant judgment. During the three months ended March 31, 2014 and 2013, we recognized net overhaul rental revenues of approximately $84.9 million and $4.5 million, respectively, from overhaul rental collections of $166.5 million and $159.1 million, respectively. The increase in net overhaul rental revenue recognized for the three months ended March 31, 2014 as compared to the same period in 2013, primarily reflects a decrease in overhaul rentals deferred.

        Additionally, in connection with a lease of a used aircraft, we generally agree to contribute to certain maintenance events the lessee incurs during the lease. At the time we pay the agreed upon maintenance reimbursement, we record the reimbursement against deferred overhaul rentals to the extent we have received overhaul rentals from the lessee, and against return condition deficiency deposits, to the extent received from the prior lessee. We capitalize as lease incentives any amount of the actual maintenance reimbursement we pay in excess of overhaul rentals paid to us by the lessee and payments received from prior lessees for deficiencies in return conditions and amortize the lease incentives as a reduction of revenues from Rental of flight equipment over the remaining life of the lease. We capitalized lease incentives of $19.4 million and $9.3 million, which included such maintenance contributions, for the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014 and 2013, we amortized lease incentives as a reduction of revenues from Rental of flight equipment aggregating $11.0 and $17.0 million, respectively.

Results of Operations

  Three Months Ended March 31, 2014 Versus 2013

        Flight Equipment:    During the three months ended March 31, 2014, we had the following activity related to flight equipment:

Number of Aircraft
Flight equipment at December 31, 2013	911
Aircraft purchases	4
Aircraft reclassified to Net investment in finance and sales-type leases	(1)
Aircraft sold from Flight equipment	(2)
Aircraft designated for part-out	(6)

Flight equipment at March 31, 2014(a)	906

(a)
Excludes nine aircraft owned by AeroTurbine.

        Income before Income Taxes:    Our income before income taxes increased by approximately $127.3 million for the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to (i) an increase in revenues from rental of flight equipment driven by an increase in net overhaul rentals recognized; (ii) an increase in gains on aircraft sales; and (iii) a decrease in interest expense due to a decrease in our average debt outstanding. See below for a detailed analysis of each category affecting income before income taxes.

        Rental of Flight Equipment:    Revenues from rental of flight equipment increased to $1,048.6 million for the three months ended March 31, 2014 from $1,013.9 million for the same period in 2013. The average number of aircraft we owned during the three month period ended March 31, 2014, decreased to 909 compared to 919 for the period ended March 31, 2013. Revenues from rentals of flight equipment recognized for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 increased primarily due to (i) an $80.4 million increase in net overhaul rentals recognized due to the deferral of a higher proportion of overhauls collected during the three months ended March 31, 2013, as compared to the same period in 2014 consistent with expected future payouts at the time; and (ii) a $41.2 million increase from new aircraft added to our fleet that earned revenue for a greater number of days during the three months ended March 31, 2014, than during the same period in 2013. These increases in revenue were partially offset by decreases of (i) $60.2 million due to the re-lease of aircraft and extension of expiring leases, which will normally re-lease or extend at lower rental rates than the rates on the previous leases as the aircraft will be older; and (ii) $26.7 million related to aircraft in service during the three months ended March 31, 2013, and consigned or sold prior to March 31, 2014.

        At March 31, 2014, ten customers operating 36 aircraft were 60 days or more past due on minimum lease payments aggregating $2.9 million relating to some of those aircraft, of which, we recognized $2.7 million in rental income through March 31, 2014. One customer accounted for $1.0 million of the past due payments. In comparison, at March 31, 2013, six customers operating 13 aircraft were 60 days or more past due on minimum lease payments aggregating $1.5 million relating to some of those aircraft, $1.2 million of which related to two customers. Of this amount, we recognized the entire $1.5 million in rental income through March 31, 2013.

        Flight Equipment Marketing and Gain on Aircraft Sales:    Flight equipment marketing and gain on aircraft sales increased to $50.6 million for the three months ended March 31, 2014, compared to $2.3 million for the same period in 2013, primarily due to larger gains recorded on the aircraft sold during the three months ended March 31, 2014, as compared to the gains recorded on the aircraft sold for the same period in 2013. The amount of the gain depends on the type and age of, and demand for, flight equipment marketed in each period.

        Other Income:    Other income decreased to $37.1 million for the three months ended March 31, 2014, compared to $44.8 million for the same period in 2013, due to a $20.0 million decrease primarily from early termination fees. This decrease was partially offset by (i) a $9.5 million increase in revenue recognized by AeroTurbine, net of cost of sales, from the sale of engines, airframes, parts and supplies; and (ii) other minor fluctuations aggregating an increase of $2.8 million.

        Interest Expense:    Interest expense decreased to $333.6 million for the three months ended March 31, 2014, compared to $384.1 million for the same period in 2013. Our average debt outstanding, net of deferred debt discount, decreased to $22.1 billion during the three months ended March 31, 2014, compared to $24.2 billion during the same period in 2013, and our weighted average effective cost of borrowing, which excludes the effect of amortization of deferred debt issue costs, decreased 0.19%.

        Depreciation:    Depreciation of flight equipment decreased 2.6% to $452.0 million for the three months ended March 31, 2014, compared to $464.1 million for the same period in 2013, primarily due to aircraft disposals and the conversion of certain aircraft under operating leases to sales-type leases.

        Aircraft Impairment Charges on Flight Equipment Held for Use: We did not record any aircraft impairment charges on flight equipment held for use for the three months ended March 31, 2014. We recorded $19.7 million of aircraft impairment charges for two aircraft for the three months ended March 31, 2013. See Note G of Notes to Condensed, Consolidated Financial Statements

        Aircraft Impairment Charges and Fair Value Adjustments on Flight Equipment Sold or to be Disposed: During the three months ended March 31, 2014 and 2013, respectively, we recorded the following aircraft impairment charges and fair value adjustments on flight equipment sold or to be disposed (See Note H of Notes to Condensed, Consolidated Financial Statements):

	Three Months Ended
	March 31, 2014			March 31, 2013
	Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments		Aircraft Impaired or Adjusted	Impairment Charges and Fair Value Adjustments
	(Dollars in millions)
Loss
Impairment charges and fair value adjustments on aircraft likely to be sold or sold (including sales-type leases)	2	$20.9		2	$9.5
Impairment charges on aircraft intended to be or designated for part-out	7	21.3	(a)	8	17.0	(a)

Total Impairment charges and fair value adjustments on flight equipment sold or to be disposed	9	$42.2		10	$26.5

(a)
Includes charges relating to two engines for the three months ended March 31, 2014 and one engine for the three months ended March 31, 2013.

        Aircraft Costs:    Aircraft costs increased to $24.9 million for the three months ended March 31, 2014, compared to $13.6 million for the same period in 2013 primarily due to an increase in repair costs on aircraft returned early.

        Selling, General and Administrative Expenses:    Selling, general and administrative expenses increased to $90.6 million for the three months ended March 31, 2014, compared to $77.4 million for the same period in 2013 due to a $13.2 million increase in salaries and employee related expenses, primarily due to a $19.8 million accrual for incentive bonuses and other personnel costs associated with our separation from AIG, offset by a reduction in other personnel costs aggregating $6.6 million.

        Other Expenses:    Other expenses decreased to $1.0 million for the three months ended March 31, 2014, compared to $8.2 million for the same period in 2013 primarily due to (i) no provisions for asset value guarantees recorded for the three months ended March 31, 2014, as compared to a $6.6 million provision recorded for asset value guarantees associated with two aircraft for the same period in 2013; and (ii) a net decrease of $0.6 million in other expense categories.

        Provision for Income Taxes:    Our effective tax rate for the three months ended March 31, 2014 was 35.4%, as compared to 23.4% for the same period in 2013. Our effective tax rate for the three months ended March 31, 2014 was impacted by minor permanent items and interest accrued on uncertain tax positions and IRS audit adjustments. Our effective tax rate for the three months ended March 31, 2013 was impacted by an $8.8 million interest refund allocation from AIG related to IRS audit adjustments, which had a beneficial impact to our effective tax rate and was discretely recorded for the three months ended March 31, 2013. Our reserve for uncertain tax positions increased by $25.4 million for the three months ended March 31, 2014, the benefits of which, if realized, would have a significant impact on our effective tax rate.

        Other Comprehensive Income (Loss):    Other comprehensive income was relatively unchanged at $2.0 million for the three months ended March 31, 2014, compared to $2.5 million for the same period in 2013.

Liquidity

        We generally fund our operations, which primarily consist of aircraft purchases, debt principal and interest payments, and operating expenses, through a variety of sources. These sources include available cash balances, internally generated funds, including lease rental payments and proceeds from aircraft sales and part-outs, and debt issuance proceeds. In addition to these sources of funds, we have $2.3 billion available under our unsecured revolving credit facility. As part of our liquidity management strategy, we strive to maintain, and believe we currently have, sufficient liquidity to cover our debt maturities over the next 18 to 24 months and our capital expenditures over the next 12 months. We also target a ratio of adjusted net debt to adjusted shareholders' equity between 2.5-to-1.0 and 3.0-to-1.0, and our ratio was 2.5-to-1.0 at March 31, 2014. Adjusted net debt to adjusted shareholders' equity is a non-GAAP financial measure; see Non-GAAP Financial Measurements for a reconciliation of non-GAAP financial measures to their most directly comparable GAAP measures. We are also focused on aligning our operating cash flows with the principal obligations due on our debt on an annual basis and the weighted average maturities on our debt financing was 6.2 years as of March 31, 2014. We have also continued to diversify our funding sources to include both secured and unsecured financings from public debt markets, commercial banks and institutional loan markets, among others.

        During the three months ended March 31, 2014, we generated cash flows from operations of approximately $0.6 billion and we raised approximately $1.5 billion of net proceeds from the issuance of secured financings.

        At March 31, 2014, we had approximately $2.3 billion in cash and cash equivalents available for use in our operations. We also had $1.1 billion of cash restricted from general use in our operations, $685.5 million of which is associated with our 2014 Secured Term Loan. We can use the remaining cash to satisfy certain obligations under our operating leases and to pay principal and interest primarily on our 2004 ECA facility. At April 25, 2014, we had the entire $2.3 billion available to us under our revolving credit facility and approximately $64.5 million of the $430.0 million was available under AeroTurbine's credit facility. We also have the potential ability to increase the AeroTurbine credit facility by an additional $70 million either by adding new lenders or allowing existing lenders to increase their commitments if they choose to do so.

        Our bank credit facilities and indentures limit our ability to incur secured indebtedness. The most restrictive covenant in our bank credit facilities permits us and our subsidiaries to incur secured indebtedness totaling up to 30% of our consolidated net tangible assets, as defined in the credit agreement, and such limit currently totals approximately $9.7 billion. This limitation is subject to certain exceptions, including the ability to incur secured indebtedness to finance the purchase of aircraft. As of April 25, 2014, we were able to incur an additional $5.9 billion of secured indebtedness under this covenant. Our debt indentures also restrict us and our subsidiaries from incurring secured indebtedness in excess of 12.5% of our consolidated net tangible assets, as defined in the indentures. However, we may obtain secured financing without regard to the 12.5% consolidated net tangible asset limit under our indentures by doing so through subsidiaries that qualify as non-restricted under such indentures.

        In addition to addressing our liquidity needs through debt financings, we may also pursue potential aircraft sales and part-outs. During the three months ended March 31, 2014, we sold two aircraft for approximately $97.5 million in aggregate gross proceeds in connection with our ongoing fleet management strategy. As of April 25, 2014, we had sold two additional aircraft and we currently anticipate sales of additional aircraft during the remainder of the year. In evaluating potential sales or part-outs of aircraft, we balance maximization of cash today with the long-term value of holding aircraft.

        On December 16, 2013, AIG entered into an agreement with AerCap and AerCap Ireland Limited, a wholly-owned subsidiary of AerCap, for the sale of 100 percent of our common stock for consideration consisting of $3.0 billion in cash, a portion of which will be funded by a special distribution of $600.0 million to be paid by us to AIG upon consummation of the transaction, and approximately

97.6 million newly-issued AerCap common shares. The consideration has a value of approximately $5.4 billion based on AerCap's pre-announcement closing price per share of $24.93 on December 13, 2013. The transaction is subject to required regulatory approvals, including all applicable regulatory reviews and approvals, as well as other customary closing conditions. The transaction was approved by AerCap shareholders on February 13, 2014 and is expected to close in the second quarter of 2014. In connection with the financing of the transaction, AerCap has entered into a $2.75 billion bridge credit agreement. At the closing of the transaction, we and certain of our subsidiaries will become guarantors of the facility. Additionally, AIG has entered into a credit agreement for a five-year senior unsecured revolving credit facility between AerCap Ireland as borrower and AIG as lender. The revolving credit facility provides for an aggregate commitment of $1 billion and permits loans for general corporate purposes after the closing of the transaction. We will become a guarantor of the facility after the closing of the transaction.

        AerCap has notified us that, immediately after the closing of our sale to AerCap, it intends to transfer our assets substantially as an entirety to AGAT, a wholly-owned subsidiary of AerCap, and AGAT will assume substantially all of our liabilities in connection with the transfer. We have recently entered into amendments to certain of our debt agreements that will become effective upon the effectiveness of the Reorganization, in order to reflect the Reorganization and to provide substantially the same level of credit support after the Reorganization as the holders of ILFC debt currently receive. In addition, upon the effectiveness of the Reorganization, AGAT will become the successor obligor of the secured and unsecured bonds issued under our indentures, including the bonds issued under our shelf registration statements filed with the SEC.

        We believe the sources of liquidity mentioned above, together with our cash generated from operations, will be sufficient to operate our business and repay our debt maturities for at least the next 18 to 24 months and to cover our capital expenditures for at least the next 12 months.

Debt Financings

        We borrow funds on both a secured and unsecured basis from various sources, including public debt markets, commercial banks and institutional loan markets. Significant capital resources and liquidity developments for the three months ended March 31, 2014 include the issuance of a $1.5 billion secured term loan maturing on March 6, 2021, bearing interest at LIBOR plus a margin of 2.75% with a 0.75% LIBOR floor.

        Our debt financing was comprised of the following:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Secured
Senior secured bonds	$3,900,000	$3,900,000
ECA and Ex-Im financings	1,602,084	1,746,144
Secured bank debt(a)	1,754,096	1,811,705
Institutional secured term loans	2,250,000	750,000
Less: Deferred debt discount	(12,154)	(5,058)

	9,494,026	8,202,791
Unsecured
Bonds and medium-term notes	12,268,109	12,269,522
Less: Deferred debt discount	(29,258)	(31,456)

	12,238,851	12,238,066

Total Senior Debt Financings	21,732,877	20,440,857
Subordinated Debt	1,000,000	1,000,000

	$22,732,877	$21,440,857

Selected interest rates and ratios which include the economic effect of derivative instruments:
Weighted average effective cost of borrowing(b)	5.79%	5.94%
Percentage of total debt at fixed rates	73.79%	78.64%
Weighted average effective cost of borrowing on fixed rate debt(b)	6.74%	6.74%

(a)
Of this amount, $169.0 million (2014) and $173.5 million (2013) is non-recourse to ILFC. These secured financings were incurred by VIEs and consolidated into our Condensed, Consolidated Financial Statements.

(b)
Excludes the effect of amortization of deferred debt issue cost.

        The following table presents information regarding the collateral pledged for our secured debt as of March 31, 2014:

	March 31, 2014
	Debt Outstanding	Net Book Value of Collateral	Number of Aircraft
	(Dollars in thousands)
Senior secured bonds	$3,900,000	$5,776,134	174
ECA and Ex-Im Financings	1,602,084	4,867,365	117
Secured bank debt(a)	1,754,096	2,546,808	61	(a)
Institutional secured term loans	2,250,000	4,111,978	136	(b)

Total	$9,506,180	$17,302,285	488

(a)
Amounts represent the net book value and number of aircraft securing ILFC secured bank term debt and do not include the book value or number of AeroTurbine assets securing the AeroTurbine revolving credit facility, under which $365.5 million is included in the total debt outstanding.

(b)
Includes SPEs owning 85 aircraft approved as collateral for our 2014 Secured Term Loan, of which, on the closing date we had transferred the equity in SPEs owning 43 aircraft into the structure.

        Our debt agreements contain various affirmative and restrictive covenants. See Note J of Notes to Condensed, Consolidated Financial Statements for a description of each financing arrangement. As of March 31, 2014, we were in compliance with the covenants in our debt agreements.

Derivatives

        From time to time, we may employ a variety of derivative products to manage our exposure to interest rate risks and foreign currency risks. We enter into derivative transactions only to economically hedge interest rate risk and currency risk and not to speculate on interest rates or currency fluctuations. These derivative products include interest rate swap agreements, foreign currency swap agreements and interest rate cap agreements. At March 31, 2014, our derivative portfolio consisted of interest rate swaps. All of our interest rate swap agreements have been designated as and accounted for as cash flow hedges. We did not designate our interest rate cap agreements as hedges when they were outstanding.

        When interest rate and foreign currency swaps are effective as cash flow hedges, they offset the variability of expected future cash flows, both economically and for financial reporting purposes. We have historically used such instruments to effectively mitigate foreign currency and interest rate risks. The effect of our ability to apply hedge accounting for the swap agreements is that changes in their fair values are recorded in OCI instead of in earnings for each reporting period when they were outstanding. As a result, reported net income will not be directly influenced by changes in interest rates.

        The counterparty to all our interest rate swaps at March 31, 2014 is AIG Markets, Inc., a wholly-owned subsidiary of AIG. The swap agreements are subject to a bilateral security agreement and a master netting agreement, which would allow the netting of derivative assets and liabilities in the case of default under any one contract. Failure of the counterparty to perform under the derivative contracts would not have a material impact on our results of operations and cash flows, as all of our derivatives were in a liability position at March 31, 2014.

Credit Ratings

        While a ratings downgrade does not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of such financings.

        The following table summarizes our current ratings by Fitch, Moody's and S&P, the nationally recognized rating agencies:

  Unsecured Debt Ratings

Rating Agency	Senior Unsecured Debt Rating	Corporate Rating	Outlook/Watch	Date of Last Ratings Action
Fitch	BB	BB	Rating Watch Positive	December 16, 2013
Moody's	Ba3	Ba3	Negative Outlook	January 17, 2014
S&P	BBB-	BBB-	CreditWatch Negative	December 16, 2013

  Secured Debt Ratings

Rating Agency	$750 Million 2012 Term Loan	$1.5 Billion 2014 Term Loan	$3.9 Billion Senior Secured Notes
Fitch	BB	BB	BBB-
Moody's	Ba2	Ba2	Ba2
S&P	BBB-	BBB-	BBB-

        These credit ratings are the current opinions of the rating agencies and they may be changed, suspended or withdrawn at any time by the rating agencies as a result of various circumstances.

Existing Commitments

        The following table summarizes our contractual obligations at March 31, 2014:

	Commitments Due by Fiscal Year
	Total	2014	2015	2016	2017	2018	Thereafter
	(Dollars in thousands)
Bonds and medium-term notes	$12,268,109	$1,038,089	$2,010,020	$1,550,000	$2,000,000	$770,000	$4,900,000
Senior secured bonds	3,900,000	1,350,000	—	1,275,000	—	1,275,000	—
Secured bank loans(a)	1,754,096	128,148	537,157	172,566	173,537	742,688	—
ECA and Ex-Im financings	1,602,084	303,969	359,960	282,492	226,188	192,448	237,027
Other secured financings	2,250,000	—	—	—	750,000	—	1,500,000
Subordinated debt	1,000,000	—	—	—	—	—	1,000,000
Estimated interest payments including the effect of derivative instruments(b)	7,685,298	899,963	1,126,387	932,540	721,714	558,139	3,446,555
Operating leases(c)	53,463	11,162	11,463	4,390	3,645	3,309	19,494
Pension obligations(d)	6,476	999	1,066	1,105	1,153	1,105	1,048
Commitments under ILFC aircraft purchase agreements(e)	20,717,583	1,726,971	2,579,296	3,084,150	4,460,045	4,318,343	4,548,778
Commitments under AeroTurbine flight equipment purchase agreements	31,250	31,250	—	—	—	—	—

Total	$51,268,359	$5,490,551	$6,625,349	$7,302,243	$8,336,282	$7,861,032	$15,652,902

(a)
Includes $365.5 million outstanding under AeroTurbine's revolving credit facility.

(b)
Estimated interest payments for floating rate debt included in this table are based on rates at March 31, 2014. Estimated interest payments include the estimated impact of our interest rate swap agreements. For floating rate debt that has been swapped into fixed rate debt, the estimated interest payments reflect the swapped fixed rate.

(c)
Consists primarily of office buildings under lease. Minimum rentals have not been reduced by minimum sublease rentals of $1.5 million receivable in the future under non-cancellable subleases.

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

	Contingency Expiration by Fiscal Year
	Total		2014	2015	2016	2017	2018	Thereafter
	(Dollars in thousands)
Asset Value Guarantees	$285,565	(a)	$—	$112,132	$—	$46,140	$31,000	$96,293

(a)
Amount includes three guarantees that had been exercised, of which we intend to purchase at least one aircraft in 2015.

        The table above does not include $834.4 million of unrecognized tax benefits, consisting primarily of FSC and ETI benefits, and any effect of our net tax liabilities, the timing of which is uncertain.

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

        Adjusted net debt means our total debt, net of deferred debt discount, less cash and cash equivalents, excluding restricted cash, and less a 50% equity credit for our $1.0 billion outstanding in hybrid instruments, as of March 31, 2014. Adjusted shareholders' equity means our total shareholders' equity less AOCI, and including a 50% equity credit for our $1.0 billion outstanding in hybrid instruments. AOCI, which principally reflects aggregate changes in the market value of our cash flow hedges, has been excluded from adjusted shareholders' equity because it is excluded from shareholders' equity in determining compliance with our debt covenants. Total debt has been adjusted by cash and cash equivalents, excluding restricted cash, to better evaluate our financial condition and our future obligations that would not be readily satisfied by cash and cash equivalents on hand. Total debt and shareholders' equity are adjusted by a 50% equity credit for our $1.0 billion outstanding in hybrid instruments to reflect the equity nature of that financing arrangement and to provide information in line with our debt covenant calculations.

        The following table reconciles adjusted net debt to the most directly comparable GAAP measure, total debt:

As of March 31, 2014
(Dollars in thousands)
Total debt, net of deferred debt discount, including current portion	$22,732,877
Less: Cash and cash equivalents, excluding restricted cash	2,317,203
Less: 50% equity credit for $1.0 billion in hybrid instruments	500,000

Adjusted net debt	$19,915,674

        The following table reconciles adjusted shareholder's equity to the most directly comparable GAAP measure, total shareholder's equity:

As of March 31, 2014
(Dollars in thousands)
Total shareholders' equity	$7,568,929
Less: Accumulated other comprehensive loss	(2,222)
Plus: 50% equity credit for $1.0 billion in hybrid instruments	500,000

Adjusted shareholders' equity	$8,071,151

Variable Interest Entities

        Our leasing and financing activities require us to use many forms of SPEs to achieve our business objectives and we have participated to varying degrees in the design and formation of these SPEs. The majority of these entities are wholly-owned; we are the primary or only variable interest holder, we are the only decision maker and we guarantee all the activities of the entities. However, these entities meet the definition of a VIE because they do not have sufficient equity to operate without our subordinated financial support in the form of intercompany notes and loans which serve as equity. We have a variable interest in other entities in which we have determined that we are the PB, because we control and manage all aspects of the entities, including directing the activities that most significantly affect these entities' economic performance, and we absorb the majority of the risks and rewards of these entities. We consolidate these entities into our Condensed, Consolidated Financial Statements and the related aircraft are included in Flight equipment and the related borrowings are included in Secured debt financings on our Condensed, Consolidated Balance Sheets.

        We have variable interests in the following entities in which we have determined we are not the PB because we do not have the power to direct the activities that most significantly affect the entity's economic performance: (i) one entity that we have previously sold aircraft to and for which we manage the aircraft, in which our variable interest consists of the servicing fee we receive for the management of those aircraft; and (ii) two affiliated entities we sold aircraft to in 2003 and 2004, which aircraft we continue to manage, in which our variable interests consist of the servicing fee we receive for the management of those aircraft. These two affiliated entities are consolidated into AIG's financial statements.

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

        We mitigate our floating interest rate risk by entering into interest rate swap contracts as appropriate. After taking our swap agreements into consideration, which in effect have fixed the interest rates of the hedged debt, our floating rate debt comprised approximately 26.2% of our total outstanding debt obligations, or approximately $6.0 billion in aggregate principal amount, at March 31, 2014.

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

        Assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100 basis-point increase or decrease in our variable interest rates would have increased or decreased our interest expense, and accordingly our cash flows, by approximately $59.7 million on an annualized basis. The same hypothetical 100 basis-point increase or decrease in interest rates on our total outstanding debt obligations, including fixed and floating rate debt, would have increased or decreased our interest expense, and accordingly our cash flows, by approximately $227.7 million on an annualized basis.

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

        In conjunction with the close of each fiscal quarter, we conduct a review and evaluation, under the supervision and with the participation of our management, including the Certifying Officers, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2014, the end of the period covered by this report.

(B)    Changes in Internal Controls Over Financial Reporting

        There have been no changes in our internal controls over financial reporting during the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Yemen Airways-Yemenia:    We are named in a lawsuit in connection with the 2009 crash of an Airbus A310-300 aircraft owned by ILFC and on lease to Yemen Airways-Yemenia, a Yemeni carrier. The plaintiffs are families of deceased occupants of the flight and seek unspecified damages for wrongful death, costs, and fees. The operative litigation commenced in January 2011 and is pending in the United States District Court for the Central District of California. On February 18, 2014, the district court granted summary judgment in our favor and dismissed all of plaintiffs' remaining claims. Plaintiffs have appealed the judgment, but we believe that we have substantial defenses on the merits and that we are adequately covered by available liability insurance. We do not believe that the outcome of the Yemenia lawsuit will have a material effect on our consolidated financial condition, results of operations or cash flows.

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

        On August 15, 2013 ALC filed a cross-complaint against ILFC and AIG. Relevant to ILFC, ALC's cross-complaint alleges that ILFC entered into, and later breached, an agreement to sell aircraft to ALC. Based on these allegations, the cross-complaint asserts a claim against ILFC for breach of contract. The cross-complaint seeks significant compensatory and punitive damages. We believe we have substantial defenses on the merits and will vigorously defend ourselves against ALC's claims.

        On April 23, 2014, ILFC filed an amended complaint adding as a defendant Leonard Green & Partners, L.P. The complaint adds claims against Leonard Green & Partners, L.P. for aiding and abetting the individual defendants' breaches of their fiduciary duties and duty of loyalty to ILFC and for unfair competition.

        We are also a party to various claims and litigation matters arising in the ordinary course of our business. We do not believe that the outcome of these matters, individually or in the aggregate, will be material to our consolidated financial condition, results of operations or cash flows.

ITEM 1A.    RISK FACTORS

        There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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
10.1
Term Loan Credit Agreement, dated as of March 6, 2014, among Delos Finance S.À.R.L., as borrower, the Company, Hyperion Aircraft Limited, Delos Aircraft Limited, Apollo Aircraft Inc., and Artemis (Delos) Limited as obligors, the lenders identified therein, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (portions of this exhibit have been omitted pursuant to a request for confidential treatment).
10.2
First Amendment to Term Loan Credit Agreement, dated as of April 3, 2014, among Delos Finance S.À.R.L., as borrower, the Company, Hyperion Aircraft Limited, Delos Aircraft Limited, Apollo Aircraft Inc., Artemis (Delos) Limited, AerCap Global Aviation Trust, the acceding obligors identified therein, and Deutsche Bank AG New York Branch, as collateral agent and administrative agent.
10.3
Term Loan Security Agreement, dated as of March 6, 2014, among Hyperion Aircraft Limited, Delos Aircraft Limited, Delos Finance S.À.R.L., Artemis (Delos) Limited, Apollo Aircraft Inc., and the additional grantors referred to therein as grantors, and Deutsche Bank AG New York Branch, as collateral agent.
10.4
First Amendment to Term Loan Credit Agreement, dated as of April 2, 2014, among Temescal Aircraft Inc., as borrower, the Company, Park Topanga Aircraft Inc., Charmlee Aircraft Inc., Ballysky Aircraft Ireland Limited, AerCap Global Aviation Trust, the acceding obligors identified therein, and Citibank N.A., as collateral agent and administrative agent.
10.5
Second Amendment to Term Loan Credit Agreement, dated as of April 2, 2014, among Flying Fortress Inc., as borrower, the Company, Flying Fortress Financing Inc., Flying Fortress US Leasing Inc., Flying Fortress Ireland Leasing Limited, AerCap Global Aviation Trust, the acceding obligors identified therein, and Bank of America N.A., as collateral agent and administrative agent.

10.6	Deed of Amendment, Consent and Guarantee dated as of April 17, 2014, relating to the Facility Agreement, among Bank of Scotland PLC, as security trustee and agent, Whitney Leasing Limited and Sierra Leasing Limited as borrowers, Aircraft SPC-12, Inc. and Aircraft SPC-9, Inc., as borrower parents, ILFC as guarantor and subordinated lender and the companies named therein as new guarantors.
12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Senior Vice President and Chief Financial Officer.
32.1	Certification under 18 U.S.C., Section 1350.
101.
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed, Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (ii) the Condensed, Consolidated Statements of Income for the three months ended March 31, 2014 and 2013; (iii) the Condensed, Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013; (iv) the Condensed, Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (v) the Notes to the Condensed, Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL LEASE FINANCE CORPORATION
May 2, 2014	/s/ HENRI COURPRON HENRI COURPRON Chief Executive Officer (Principal Executive Officer)
May 2, 2014	/s/ ELIAS HABAYEB ELIAS HABAYEB Senior Vice President and Chief Financial Officer (Principal Financial Officer)
May 2, 2014	/s/ JAMES J. MCKINNEY JAMES J. MCKINNEY Vice President and Controller (Principal Accounting Officer)

INTERNATIONAL LEASE FINANCE CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit No.
2.1	AerCap Share Purchase Agreement, dated as of December 16, 2013 by and among AIG Capital Corporation, American International Group, Inc., AerCap Holdings N.V., and AerCap Ireland Limited (filed as an exhibit to AIG's Current Report on Form 8-K (file no. 001-8787) filed on December 16, 2013 and incorporated herein by reference).
3.1	Restated Articles of Incorporation of the Company (filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008, and incorporated herein by reference).
3.2	Amended and Restated By-laws of the Company, as adopted on April 13, 2010 (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference).
4.1
The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
10.1
Term Loan Credit Agreement, dated as of March 6, 2014, among Delos Finance S.À.R.L., as borrower, the Company, Hyperion Aircraft Limited, Delos Aircraft Limited, Apollo Aircraft Inc., and Artemis (Delos) Limited as obligors, the lenders identified therein, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (portions of this exhibit have been omitted pursuant to a request for confidential treatment).
10.2
First Amendment to Term Loan Credit Agreement, dated as of April 3, 2014, among Delos Finance S.À.R.L., as borrower, the Company, Hyperion Aircraft Limited, Delos Aircraft Limited, Apollo Aircraft Inc., Artemis (Delos) Limited, AerCap Global Aviation Trust, the acceding obligors identified therein, and Deutsche Bank AG New York Branch, as collateral agent and administrative agent.
10.3
Term Loan Security Agreement, dated as of March 6, 2014, among Hyperion Aircraft Limited, Delos Aircraft Limited, Delos Finance S.À.R.L., Artemis (Delos) Limited, Apollo Aircraft Inc., and the additional grantors referred to therein as grantors, and Deutsche Bank AG New York Branch, as collateral agent.
10.4
First Amendment to Term Loan Credit Agreement, dated as of April 2, 2014, among Temescal Aircraft Inc., as borrower, the Company, Park Topanga Aircraft Inc., Charmlee Aircraft Inc., Ballysky Aircraft Ireland Limited, AerCap Global Aviation Trust, the acceding obligors identified therein, and Citibank N.A., as collateral agent and administrative agent.
10.5
Second Amendment to Term Loan Credit Agreement, dated as of April 2, 2014, among Flying Fortress Inc., as borrower, the Company, Flying Fortress Financing Inc., Flying Fortress US Leasing Inc., Flying Fortress Ireland Leasing Limited, AerCap Global Aviation Trust, the acceding obligors identified therein, and Bank of America N.A., as collateral agent and administrative agent.
10.6
Deed of Amendment, Consent and Guarantee dated as of April 17, 2014, relating to the Facility Agreement, among Bank of Scotland PLC, as security trustee and agent, Whitney Leasing Limited and Sierra Leasing Limited as borrowers, Aircraft SPC-12, Inc. and Aircraft SPC-9, Inc., as borrower parents, ILFC as guarantor and subordinated lender and the companies named therein as new guarantors.

Exhibit No.
12.	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Senior Vice President and Chief Financial Officer.
32.1	Certification under 18 U.S.C., Section 1350.
101.
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed, Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (ii) the Condensed, Consolidated Statements of Income for the three months ended March 31, 2014 and 2013; (iii) the Condensed, Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013; (iv) the Condensed, Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (v) the Notes to the Condensed, Consolidated Financial Statements.